Form 10-K
period 1993-12-31
HANCOCK HOLDING CO
filed 1994-02-11
CIK 750577

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

{ X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

For the fiscal year ended  December 31, 1993.

       OR

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

For the transition period from _____________________ to _____________________.
Commission file number    0-13089

                            Hancock Holding Company
             (Exact name of registrant as specified in its charter)

           Mississippi                               64-0693170
 (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)               Number)

 One Hancock Plaza, Gulfport, Mississippi            39501
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code      (601) 868-4715

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
          Title of Each Class                    Which Registered
          -------------------                ------------------------
                NONE                                  NONE

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $3.33 PAR VALUE
                               (Title of Class)

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes    X        No _______

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No _______




                                  Continued

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 14, 1994 was approximately $183,476,600. For purposes of this calculation only, shares held by non-affiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

        On December 31, 1993 the registrant had outstanding 7,023,829 shares of common stock for financial statement purposes.

                     DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 filed with the Registrant's definitive proxy materials on January 24, 1994 are incorporated herein by reference into Part II of this report.

        Portions of the definitive Proxy Statement used in connection with the registrant's Annual Meeting of Stockholders to be held February 24, 1994 filed by the Registrant on January 24, 1994 are herein incorporated by reference into
Part III of this report.

                                     PART I

                               ITEM 1 - BUSINESS

                       BACKGROUND AND CURRENT OPERATIONS

BACKGROUND

GENERAL:

        Hancock Holding Company (the "Company") was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company, headquartered in Gulfport, Mississippi, operates 54 banking offices and 80 automated teller machines ("ATM's") (34 of which are free-standing) in the states of Mississippi and Louisiana through two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi ("Hancock Bank MS") and Hancock Bank of Louisiana, Baton Rouge, Louisiana ("Hancock Bank LA"). Hancock Bank MS and Hancock Bank LA hereinafter are referred to collectively as the "Banks."

        The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company's operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 1993, the Company had total assets of $1.8 billion and employed on a full-time basis 776 persons in Mississippi and 327 persons in Louisiana.

        Hancock Bank MS was originally chartered as Hancock County Bank in 1899 and since its organization the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by concentrating branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Hancock Bank MS currently has the largest market share in each of the four counties in which it operates, Harrison, Hancock, Jackson and Pearl River. With assets of $1.3 billion, Hancock Bank MS currently ranks as the fifth largest bank in Mississippi.

        Beginning with the 1985 acquisition of the Pascagoula-Moss Point Bank ("PMP") in Pascagoula, Mississippi, the Company has acquired approximately $611.9 million in assets and approximately $556.2 million in deposit liabilities through selected acquisitions or purchase and assumption transactions.

RECENT ACQUISITION ACTIVITY:

        The majority of the Company's acquisition activity occurred in 1990 and 1991, beginning with the June 1990, merger of Metropolitan National Bank ("MNB") Biloxi, Mississippi into Hancock Bank MS. At the time of its acquisition, MNB had total assets of approximately $98.8 million and total deposit liabilities of approximately $95.1 million.

        Also in June 1990, pursuant to a purchase and assumption agreement, Hancock Bank MS acquired the Poplarville, Mississippi branch of Unifirst Bank for Savings from the Resolution Trust Corporation ("RTC"). The acquisition increased Hancock Bank MS total assets by approximately $7.8 million and its total deposit liabilities by approximately $7.4 million.

        In August 1990, the Company formed Hancock Bank LA for the purpose of assuming the deposit liabilities and acquiring the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust ("AmBank") Baton Rouge, Louisiana, from the Federal Deposit Insurance Corporation ("FDIC"). As a result of this transaction, Hancock Bank LA acquired 15 banking offices in the greater Baton Rouge area, approximately $337.5 million in assets and approximately $300.9 million in deposit liabilities. During 1993, Hancock Bank LA's deposits increased approximately 3.4% to $468.2 million. It is currently one of the five largest banks in East Baton Rouge Parish. Economic expansion in East

Baton Rouge Parish has resulted primarily from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries.

        In August 1991, Hancock Bank MS acquired certain assets and deposit liabilities of Peoples Federal Savings Association, Bay St. Louis, Mississippi, from the RTC. As a result of this transaction, the Bank acquired assets of approximately $39.0 million and deposit liabilities of approximately $38.5 million.

        In connection with the MNB and AmBank acquisitions, the Company borrowed $18,750,000 from Whitney National Bank, New Orleans, Louisiana ("Whitney") to partially fund these acquisitions. On November 28, 1991, the Company sold 1,552,500 shares of its common stock at $17 per share, following a two-for-one stock split in the form of a 100% stock dividend on October 15, 1991 and an increase in the number of authorized shares to 20,000,000. The net proceeds of this sale, after underwriting discount and expenses, of approximately $24,700,000, were used to pay the interest, retire $18,500,000 of principal debt on the Whitney loans and increase Hancock Bank LA's capital by $5,000,000.

PROPOSED ACQUISITION:

        In November 1993, the Company agreed to merge Hancock Bank of Louisiana, a wholly owned subsidiary of the Company with First State Bank and Trust Company of East Baton Rouge Parish, Baker, Louisiana. The merger will be consummated by the exchange of all outstanding common stock of First State Bank in return for approximately 520,000 shares of common stock of the Company. Completion of the merger is contingent upon approval by First State Bank shareholders, the Louisiana Commissioner of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve. It is intended that the merger will be accounted for using the pooling of interests method. First State Bank had total assets of $82,000,000 and stockholders equity of $11,500,000 as of December 31, 1993 and net earnings of $1,250,000 for the year then ended.

CURRENT OPERATIONS

LOAN PRODUCTION AND CREDIT REVIEW:

        The Banks' primary lending focus is to provide commercial, consumer and real estate loans to consumers and to small and middle market businesses in their respective market areas. The Banks have no concentrations of loans to particular borrowers or loans to any foreign entities. Each loan officer has Board approved loan limits on the principal amount of secured and unsecured loans he or she can approve for a single borrower without prior approval of a loan committee. All loans, however, must meet the credit underwriting and loan policies of the Banks.

        For Hancock Bank MS, all loans over an individual loan officer's Board approved lending authority and below $150,000 must be approved by his or her region's loan committee or by another loan officer with greater lending authority. If a borrower's total indebtedness exceeds $150,000, any loan must be reviewed and approved by both the regional loan committee and the Bank's senior loan committee. Each loan file is reviewed by the Bank's loan review department to ensure proper documentation.

        For Hancock Bank LA, all loans over an individual loan officer's Board approved lending authority must be approved by the Bank's senior loan committee or by another loan officer with greater lending authority. Aggregate lending relationships above the loan officers' authority of up to $500,000 must be approved by the Company's loan committee. Each loan file is reviewed by the Bank's loan review department to ensure proper documentation.

LOAN REVIEW AND ASSET QUALITY:

        Each Bank's portfolio of credit relationships aggregating $250,000 or more is continually reviewed by the respective Bank to identify any deficiencies and to take corrective actions as necessary. Credit relationships aggregating less than $250,000 are reviewed on a periodic basis. As a result of such reviews, each Bank places on its Watchlist loans that are deemed to require close or frequent review. All loans classified by a regulator are also placed on the Watchlist. All Watchlist and past due loans are reviewed at least monthly by the Banks' senior lending officers and monthly by the Banks' Board of Directors.

        In addition, all loans to a particular borrower are reviewed, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. The Banks currently have mechanisms in place which allow for at least an annual review of the financial statements and the financial condition of all borrowers, except borrowers with secured installment and residential mortgage loans.

        As a matter of policy, the Banks place loans on nonaccrual status whenever debt service becomes impaired or collection becomes questionable.

        The Banks follow the standard FDIC loan classification system which is designed to serve the dual purpose of providing management with (1) a general view of the quality of the overall loan portfolio (each branch's loans and each commercial loan officer's lending portfolio) and (2) information on specific loans which may need individual attention.

        The Banks hold nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 1993, the book value of nonperforming assets held for resale was approximately $700 thousand.

SECURITIES PORTFOLIO:

        The Banks maintain portfolios of securities consisting primarily of U.S. Treasury securities, U.S. Government agency issues and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, the Banks invest only in high grade investment quality securities with acceptable yields and generally with maturities of less than 7 years.

Investments are limited by the Banks' policies to securities having a rating of no less than "Baa" by Moody's Investors' Service, Inc., except that non-rated but creditworthy general obligations of Mississippi or Louisiana governmental agencies or political subdivisions are permissible.

DEPOSITS:

        The Banks have a number of programs designed to attract depository accounts which are offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks offer 80 ATMs, 46 ATMs at their 54 banking offices and 34 free-standing ATMs at other locations. As members of regional and international ATM networks such as "GulfNet", "PLUS" and "CIRRUS", the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing of such deposits and to a certain extent through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with or, in some cases, slightly below other financial institutions in the Banks' respective market areas.

TRUST SERVICES:

        The Banks', through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator, or guardian in administering estates. Also provided are investment custodial services for individual, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 1993, the Trust Departments of the Banks had approximately $2.3 billion of assets under management, of which $1.7 billion were corporate accounts and $600 million were personal, employee benefit, estate and other trust accounts.

OPERATING EFFICIENCY STRATEGY:

        The primary focus of the Company's operating strategy is to increase operating income and to reduce operating expense. Management has taken steps beginning in January of 1988 to improve operating efficiencies and as a result, employees at Hancock Bank MS have been reduced from 0.78 per $1.0 million in assets in February 1988 to 0.61 as of December 31, 1993. Since its acquisition in August 1990, Hancock Bank LA's employees have been reduced from 0.97 per $1.0 million of assets to 0.62 as of December 31, 1993. Management annually establishes an employee to asset goal for each Bank. The Banks also have set an internal long range goal of at least covering total salary and benefit costs by fee income. The ratio of fee income to total salary and benefit costs is $0.49 per $1.00 of total salary and benefit costs at Hancock Bank MS. Hancock Bank LA has a higher level of fee income and through December 31, 1993 has achieved a ratio of $0.69 to $1.00 of salary and benefit costs.

OTHER ACTIVITIES:

        Hancock Bank MS has six subsidiaries through which it engages in the following activities: providing consumer financing services; mortgage lending; owning, managing and maintaining certain real property; providing general insurance agency services; holding investment securities; and marketing credit life insurance. The income of these subsidiaries generally accounts for less than 10% of the Company's total income annually.

        Hancock Bank MS also owns approximately 3,700 acres of timberland in Hancock County, Mississippi, most of which was acquired through foreclosure in the 1930's. Less than 1% of the Company's annual income is generated from timber sales and oil and gas leases on this acreage.

COMPETITION:

        The deregulation of the financial services industry, the elimination of many previous distinctions between commercial banks and other types of financial institutions and the enactment in Mississippi, Louisiana and other states of legislation permitting state-wide branching or multi-bank holding companies as well as regional interstate banking has created a highly competitive environment for commercial banking in the Company's market area. The principal competitive factors in the markets for deposits and loans are interest rates paid and charged. The Company also competes through the efficiency, quality, range of services and products it provides, convenience of office and ATM locations and office hours.

        In attracting deposits and in its lending activities, the Company competes generally with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, mutual funds, insurance companies and other financial institutions, many of which have greater resources than those available to the Company.

                           SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION

GENERAL:

        As a bank holding company, the Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") pursuant to the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission (the "Commission") under federal securities laws.

FEDERAL REGULATION:

        The Bank Holding Company Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries or from acquiring or obtaining direct or indirect control of any company engaged in activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, making, acquiring or servicing loans, leasing personal property, providing certain investment or financial advice, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities. The Bank Holding Company Act does not place territorial limitations on permissible bank-related activities of bank holding companies. However, despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity, or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or ownership of such subsidiary or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

        The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve: (1) before it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will directly or indirectly own or control more than 5% of the voting shares of such bank, (2) before it or any of its subsidiaries other than a bank may acquire all or substantially all of the assets of a bank, or (3) before it may merge or consolidate with any other bank holding company. In reviewing a proposed acquisition, the Federal Reserve considers financial, managerial and competitive aspects, and must take into consideration the future prospects of the companies and banks concerned and the convenience and needs of the community to be served. As part of its review, the Federal Reserve reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the bank holding company can service such indebtedness in a manner that does not adversely affect the capital requirements of the holding company or its subsidiaries. The Bank Holding Company Act further requires that consummation of approved acquisitions or mergers be delayed for a period of not less than 30 days following the date of such approval. During such 30-day period, complaining parties may obtain a review of the Federal Reserve's order granting its approval by filing a petition in the appropriate United States Court of Appeals petitioning that the order be set aside.

        The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies. The regulatory capital of a bank holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve's evaluation of a bank holding company and any applications by the bank holding company to the

Federal Reserve. If regulatory capital falls below minimum guideline levels, a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. In addition, a financial institution's failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. There are two measures of regulatory capital presently applicable to bank holding companies, (1) risk- based capital and (2) leverage capital ratios.

        The Federal Reserve rates bank holding companies by a component and composite 1-5 rating system ("BOPEC"). The leverage ratios adopted by the Federal Reserve requires all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% to 5% of total assets. Certain bank holding companies having a composite 1 BOPEC rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholder's equity; minority interest in equity accounts of consolidated subsidiaries; and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company's leverage ratio at December 31, 1993, was 7.62%.

        The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories; these are 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. The risk weight of off-balance sheet items such as standby letters of credit is determined by a two-step process. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. Then, the result is assigned to one of the four risk categories. At December 31, 1993, the Company's off-balance sheet items aggregated $189.9 million; however, after the credit conversion these items represented $5.6 million of balance sheet equivalents.

        The primary component of risk-based capital is defined as Tier 1 Capital, which is essentially equal to common stockholders' equity, plus a certain portion of perpetual preferred stock. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general reserves for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. Under these guidelines bank holding companies are required to maintain a ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8%. At December 31, 1993, the Company's Tier 1 and Total Capital ratios were 14.49% and 15.42%, respectively.

        Proposed regulations will increase capital requirements when as yet undetermined levels of interest rate risk are exceeded. Because the Company's liabilities generally reprice within periods of one year, interest rate risk occurs when assets funded by such liabilities reprice at longer intervals. It is not anticipated that such regulations will have a significant impact on the Company's capital requirements.

        The Company, as a bank holding company within the meaning of the Bank Holding Company Act, is required to obtain the prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Federal Reserve approve the acquisition by the Company of the voting shares, or substantially all the assets, of any bank located outside Mississippi unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. The banking laws of Mississippi presently permit out-of-state banking organizations to acquire Mississippi banking organizations, provided the out-of-state banking organization's home state grants similar privileges to banking organizations in Mississippi. This reciprocity privilege is restricted to banking organizations in specified geographic regions which encompass the states of Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas, Virginia and West Virginia. In addition, Mississippi banking organizations are permitted to acquire certain out-of-state financial institutions. A bank holding company is additionally prohibited from itself engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, non-banking activities.

        As a bank holding company, the Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the proceeding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal constitutes an unsafe or unsound practice, would violate any law, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve.

        In November 1985, the Federal Reserve adopted its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the "Policy Statement"). The Policy Statement sets forth various guidelines that the Federal Reserve believes that a bank holding company should follow in establishing its dividend policy. In general, the Federal Reserve stated that bank holding companies should not pay dividends except out of current earnings and unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

        The activities of the Company are also restricted by the provisions of the Glass-Steagall Act of 1933 (the "Act"). The Act prohibits the Company from owning subsidiaries engaged principally in the issue, floatation, underwriting, public sale or distribution of securities. The interpretation, scope and application of the provisions of the Act currently are being reviewed by regulators and legislators. The outcome of the current examination and appraisal of the provisions in the Act and effect of such outcome on the ability of bank holding companies to engage in securities-related activities cannot be predicted.

        The Company is a legal entity separate and distinct from the Banks. There are various restrictions which limit the ability of the Banks to finance, pay dividends or otherwise supply funds to the Company or other affiliates. In addition, subsidiary banks of holding companies are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, or leases or sales of property or furnishing of services.

BANK REGULATION:

         The operations of the Banks are subject to state and federal statutes applicable to state banks and the regulations of the Federal Reserve and of the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the Banks' operations.

         Hancock Bank MS is subject to regulation and periodic examinations by the FDIC and the State of Mississippi Department of Banking and Consumer Finance. Hancock Bank LA is subject to regulation and periodic examinations by the FDIC and the Office of Financial Institutions, State of Louisiana. These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations. These examinations are designed for the protection of the Banks' depositors, rather than their stockholders. In addition to these regular examinations, the Company and the Banks must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

         The Banks are members of the FDIC, and their deposits are insured as provided by law by the Bank Insurance Fund ("BIF"). As of July 1, 1991, the annual BIF premium was 0.23% of the Banks' deposits. BIF premiums for the year ended December 31, 1993, were $3.45 million, 10% higher than the BIF premiums for the same period in 1992. This increase can be attributed to growth in deposits.

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") was enacted. The Federal Deposit Insurance Act as amended by Section 302 of the FDIC Improvement Act calls for risk-related deposit insurance assessment rates. The risk classification of an institution will determine its deposit insurance premium. Assignment to one of three capital groups, coupled with assignment to one of three supervisory sub groups determines which of the nine risk classifications is appropriate for an institution. The Banks have received a risk classification of 1A for assessment purposes for the first six months of 1994 which translates to a 0.23% rate.

         In general, the FDIC Improvement Act subjects banks and bank holding companies to significantly increased regulation and supervision. The FDIC Improvement Act increased the borrowing authority of the FDIC in order to bolster the Bank Insurance Fund, and the future borrowings are to be repaid by increased assessments on FDIC member banks. Other significant provisions of the FDIC Improvement Act require a new regulatory emphasis linking supervision to bank capital levels and require the federal banking regulators to take prompt regulatory action with respect to depository institutions that fall below specified capital levels and to draft non-capital regulatory measures to assure bank safety, including underwriting standards and minimum earnings levels.

         The FDIC Improvement Act contains a "prompt regulatory action" section which is intended to resolve problem institutions at the least possible long-term cost to the deposit insurance funds. Pursuant to this section, which applies to both banks and savings associations, the federal banking agencies are required to prescribe both a leverage limit and a risk-based capital requirement indicating levels at which institutions will be deemed to be "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In the case of a depository institution which is "critically undercapitalized" (a term defined to include institutions which still have a positive net worth), the federal banking regulators are generally required to appoint a conservator or receiver.

         The FDIC Improvement Act further requires regulators to perform annual on-site bank examinations, places limits on real estate lending and tightens audit requirements. The new legislation will eliminate after 1994 the "too big to fail" doctrine, which protects uninsured deposits of large banks, and restricts the ability of undercapitalized banks to obtain extended loans from the Federal Reserve Board discount window. As previously discussed, deposit insurance premiums for the Bank Insurance Fund have changed from flat premiums to fees that will require banks engaging in risk practices or with low capital to pay higher deposit insurance premiums than conservatively managed banks.
The FDIC Improvement Act also imposes new disclosure requirements relating to fees charged and interest paid on checking and deposit accounts. Most of the significant changes brought about by the FDIC Improvement Act required new regulations.

         In addition to regulating capital, the FDIC has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC has adopted regulations which, among other things, restrict preferential loans and loan amounts by banks to "affiliates" and "insiders" of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC also is authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank, like the Banks.

         Although the Banks are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts), money market deposit accounts and nonpersonal time deposits. Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. Subject to an exemption from reserve requirements on a limited amount of an institution's transaction accounts, the Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $41.4 million, or, if the aggregate of such accounts exceeds $41.4 million, $1.233 million plus 12% of the total in excess of $41.4 million.

         The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Banks and is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

EFFECT OF GOVERNMENTAL POLICIES:

         In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings, and the interest rate received by a bank on loans extended to its customers and securities held in its portfolios, will comprise a major portion of the bank's earnings. However, due to recent deregulation of the industry, the banking business is becoming increasingly dependent on the generation of fees and service charges.

         The earnings and growth of a bank will be affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policy of the United States Government and its agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession by its open-market operations in United States Government securities, adjustments in the amount of reserves that banks and other financial institutions are required to maintain and adjustments to the discount rates applicable to borrowings by banks which are members of the Federal Reserve System and target rates for federal funds transactions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their potential impact on the Company cannot be predicted.

                            STATISTICAL INFORMATION

         The following tables and other material present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.


          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY
                      AND INTEREST RATES AND DIFFERENTIALS

         Net interest income, the difference between interest income and interest expense, is the most significant component of the Banks earnings. For internal analytical purposes, management adjusts net interest income to a "taxable equivalent" basis using a 34% in 1992 and 35% in 1993 federal tax rate on tax exempt items (primarily interest on municipal securities).

         Another significant statistic in the analysis of net interest income is the effective interest differential, which is the difference between the average rate of interest earned on earning assets and the effective rate paid for all funds, non-interest bearing as well as interest bearing. Since a portion of the Bank's deposits do not bear interest, such as demand deposits, the rate paid for all funds is lower than the rate on interest bearing liabilities alone. The rate differential for the years 1992 and 1993 was 5.12% and 4.85%, respectively.

         Recognizing the importance of interest differential to total earnings, management places great emphasis on managing interest rate spreads. Although interest differential is affected by national, regional, and area economic conditions, including the level of credit demand and interest rates, there are significant opportunities to influence interest differential through appropriate loan and investment policies. These policies are designed to maximize interest differential while maintaining sufficient liquidity and availability of funds for purposes of meeting existing commitments and for investment in loans and other investment opportunities that may arise.

         The following table shows interest income on earning assets and related average yields earned as well as interest expense on interest bearing liabilities and related average rates paid for the periods indicated:

                Comparative Average Balances - Yields and Costs

                                                                       Years Ended December 31,
                                        ---------------------------------------------------------------------------------------
                                                  1991                           1992                          1993
                                        -------------------------    ---------------------------    ---------------------------
                                                          Average                       Average                        Average
                                                 Amount   Yield or             Amount   Yield or              Amount   Yield or
                                       Average   Paid or    Rate     Average   Paid or    Rate      Average   Paid or    Rate
                                       Amount    Earned     (%)      Amount    Earned     (%)       Amount    Earned     (%)
                                       -------   -------  --------   -------   -------  --------    -------   -------  --------
                                                                       (Amounts in thousands)
Assets:
Earning assets:
  Investment securities:
    U.S. Treasury                    $  280,010  $ 21,740   7.76   $  277,614  $ 19,750   7.11    $  278,821  $ 16,056   5.76
    U.S. Government agencies            162,085    12,741   7.86      293,568    20,825   7.09       346,650    21,920   6.32
    Municipal securities (1)             60,219     7,153  11.88       50,308     6,152  12.23        39,371     4,646  11.80
    Other securities                     20,778     1,693   8.15       66,565     4,782   7.18        86,258     4,775   5.54
  Federal funds sold                    104,461     5,983   5.73       90,933     3,124   3.44       104,369     3,075   2.95
  Repurchase agreements                      --        --     --           --        --     --            --        --     --
  Interest bearing deposits
    with banks                           13,089       576   4.40        1,121        41   3.66           597        26   4.36
  Net loans (1)(2)(3)                   711,311    78,187  10.99      731,048    74,584  10.20       780,787    74,480   9.54
                                     ----------  --------  -----   ----------  --------  -----    ----------  --------  -----
    Total earning assets/
      interest income                 1,351,953   128,073   9.47    1,511,157   129,258   8.55     1,636,853   124,978   7.64
                                     ----------  --------  -----   ----------  --------  -----    ----------  --------  -----

  Less: reserve for loan losses          11,534        --     --       12,323        --     --       (14,302)       --     --
                                     ----------  --------  -----   ----------  --------  -----    ----------  --------  -----
                                      1,340,419                    $1,498,834                     $1,622,551
  Nonearning assets:
    Cash and due from banks              65,925        --     --       85,059        --     --        97,677        --     --
    Fixed assets                         34,884        --     --       34,838        --     --        33,811        --     --
    Other assets                         40,929        --     --       41,225        --     --        34,681        --     --
                                     ----------  --------  -----   ----------  --------  -----    ----------  --------  -----
      Total assets                   $1,482,157                    $1,659,956                     $1,788,720
                                     ==========                    ==========                     ==========
  Liabilities and Stockholders
    Equity:
  Interest bearing liabilities:
    Deposits:
      Savings, NOW and money
        market                       $  405,266  $ 19,341   4.77   $  586,662    19,331   3.30    $  684,857    18,196   2.66
      Time                              659,713    43,898   6.65      617,111    31,146   5.05       580,805    25,637   4.41
    Federal funds purchased              20,724     1,120   5.40       21,261       677   3.18        18,046       487   2.70
    Reverse repurchase agreement         41,038     2,246   5.47       22,571       731   3.24        23,607       534   2.26
    Long-term bonds and notes            23,276     2,117   9.10        6,523       543   8.32         4,501       400   8.89
    Capital notes                           480        24   5.00          480        24   5.00           480        24   5.00
                                     ----------  --------  -----   ----------  --------  -----    ----------  --------  -----

      Total interest bearing
        liabilities/interest
        expense                       1,150,497    68,746   5.98    1,254,608    52,452   4.18     1,312,296    45,278   3.45
                                     ----------  --------  -----   ----------  --------  -----    ----------  --------  -----

  Noninterest bearing liabilities:
    Demand                               233,080        --     --      270,221        --     --       328,195
    Other liabilities                     12,909        --     --       13,860        --     --        10,693        --     --
                                      ----------  --------  -----   ----------  --------  -----    ----------  --------  -----

      Total liabilities                1,396,486        --     --    1,538,689        --     --     1,651,184        --     --
  Stockholders' equity                    85,671        --     --      121,267        --     --       137,536        --     --
                                      ----------  --------  -----   ----------  --------  -----    ----------  --------  -----

    Total liabilities and
      stockholders' equity            $1,482,157                    $1,659,956                     $1,788,720
                                      ==========                    ==========                     ==========
  Net interest rate spread                                   3.49                          4.37                           4.12
                                                            =====                         =====                          =====
  Net interest income/margin
    on earning assets                             $ 59,327   4.39               $ 76,806   5.08                $ 79,700   4.82
                                                  ========  =====               ========  =====                ========  =====

- ----------
(1) Includes tax equivalent adjustments to interest earned of $3.3 million, $2.6 million and $1.8 million in 1991, 1992 and 1993 respectively, using an effective tax rate of 34% in 1991 and 1992 and 35% in 1993.

(2) Interest earned includes fees on loans of $3.2 million in 1991 and 1992 and $3.1 million in 1993.

(3)      Includes nonaccrual loans.  See "Nonperforming Assets."

        The following table sets forth, for the periods indicated, a summary of the changes in interest income on earning assets and interest expense on interest bearing liabilities relating to rate and volume variances. Nonaccrual loans are included in average amounts of loans and do not bear interest for purposes of the presentation.

                   Analysis of Changes in Net Interest Income

                                                               Years Ended December 31,
                             -------------------------------------------------------------------------------------------
                                         1991                           1992                            1993
                             ---------------------------    ---------------------------     ---------------------------
                             Volume      Rate      Total    Volume      Rate      Total     Volume      Rate      Total
                             ------      ----      -----    ------      ----      -----     ------      ----      -----
                                                                (Amounts in thousands)
Interest Income:
  Investment securities:
    U.S. Treasury            $ 2,010    $   (56)   $ 1,954   $  (186)  $ (1,804)   $(1,990) $    70   $ (3,764)  $(3,694)
    U.S. Government agencies   9,468     (1,378)     8,090     10,335     (2,251)    8,084    3,357     (2,262)    1,095
    Municipals (1)            (1,462)        11     (1,451)    (1,177)       176    (1,001)  (1,291)      (215)   (1,506)
    Other securities          (1,446)       107     (1,339)     3,731       (642)    3,089    1,090     (1,097)       (7)
  Federal funds sold           2,640     (2,307)       333       (775)    (2,084)  (2,859)      396       (445)      (49)
  Repurchase agreements         (479)        --       (479)        --         --       --        --         --        --
  Interest bearing deposits
    with banks                   641       (549)        92       (527)       (8)     (535)      (23)         8       (15)
  Net loans                   18,598     (3,290)    15,308      2,169    (5,772)   (3,603)    4,745     (4,849)     (104)
                             -------    -------    -------    -------  --------   -------   -------   --------   -------
    Total                     29,970     (7,462)    22,508     13,570   (12,385)    1,185     8,344    (12,624)   (4,280)
                             -------    -------    -------    -------  --------   -------   -------   --------   -------

Interest Expense:
  Deposits:
    Savings, NOW and money
      market                   4,682     (2,475)     2,207      8,657    (8,667)      (10)    2,609     (3,744)   (1,135)
    Time                      10,257     (7,757)     2,500     (2,835)   (9,917)  (12,752)   (1,603)    (3,906)   (5,509)
  Federal funds purchased       (682)      (312)      (994)        29      (472)     (443)      (87)     (103)      (190)
  Reverse repurchase
    agreements                 2,569       (954)     1,615     (1,011)     (504)   (1,515)       23      (220)      (197)
  Long-term bonds and
    notes                        666         93        759     (1,637)      (88)   (1,725)     (180)       37       (143)
  Capital notes                   --         --         --         --        --        --        --        --         --
                             -------    -------    -------    -------  --------   -------   -------   -------    -------
    Total                     17,492    (11,405)     6,087      3,203   (19,648)  (16,445)      762    (7,936)    (7,174)
                             -------    -------    -------    -------  --------   -------   -------   -------    -------

Increase (decrease) in
  net interest income        $12,478    $ 3,943    $16,421    $10,367  $  7,263   $17,630   $ 7,582  $ (4,688)   $ 2,894
                             =======    =======    =======    =======  ========   =======   =======  ========    =======

- ----------
(1) Yields on tax-exempt investments have been adjusted to a tax equivalent basis utilizing a 34% effective tax rate in 1991 and 1992 and 35% in 1993.

RATE SENSITIVITY

         In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is to attempt to maintain a stable net interest margin in periods of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. At December 31, 1993, the Company's cumulative interest sensitivity gap in the one year interval was (20.48%) as compared to a cumulative interest sensitivity gap in the one year interval of (29.81%) at December 31, 1992. The percentage reflects a higher level of interest sensitive liabilities than assets repricing within one year. Generally, where rate sensitive liabilities exceed rate sensitive assets, the net interest margin is expected to be positively impacted during periods of decreasing interest rates and negatively impacted during periods of increasing rates.

         The following tables set forth the Company's interest rate sensitivity gap at December 31, 1993 and December 31, 1992:

             Analysis of Interest Sensitivity at December 31, 1993

                                                     After Three
                                          Within       Through        One        After Five
                                          Three         Twelve      Through      Years and
                                          Months        Months     Five Years   Insensitive      Total
                                        ---------     ---------    ----------   -----------    ----------
                                                           (Amounts in thousands)
Net loans                               $ 233,673     $  82,289     $ 372,059    $ 172,106     $  860,127
Securities and time deposits              165,538       174,370       309,608       81,539        731,055
Federal funds                              85,500            --            --           --         85,500
                                        ---------     ---------     ---------    ---------     ----------
Total earning assets                    $ 484,711     $ 256,659     $ 681,667    $ 253,645     $1,676,682
                                        =========     =========     =========    =========     ==========
                                            28.91%        15.31%        40.65%       15.13%        100.00%
                                        =========     =========     =========    =========     ==========
Interest bearing deposits, excluding
  CD's greater than $100,000            $ 635,727     $ 325,762     $ 215,059    $     909     $1,177,457
CD's greater than $100,000                 43,862        31,449        16,290          230         91,831
Short-term borrowings                      45,799            --            --           --         45,799
Other borrowings                            1,373           780         3,588          320          6,061
                                        ---------     ---------     ---------    ---------     ----------
Total interest-bearing funds              726,761       357,991       234,937        1,459      1,321,148
Interest-free funds                            --            --            --      355,534        355,534
                                        ---------     ---------     ---------    ---------     ----------
Funds supporting earning assets         $ 726,761     $ 357,991     $ 234,937    $ 356,993     $1,676,682
                                        =========     =========     =========    =========     ==========
                                            43.35%        21.35%        14.01%       21.29%        100.00%
                                        =========     =========     =========    =========     ==========
Interest sensitivity gap                $(242,050)    $(101,332)    $ 446,730    $(103,348)            --
Cumulative gap                          $(242,050)    $(343,382)    $ 103,348           --             --
Percent of total earning assets            (14.44%)      (20.48%)        6.16%          --             --
                                        =========     =========     =========    =========     ==========

             Analysis of Interest Sensitivity at December 31, 1992

                                                     After Three
                                          Within       Through        One        After Five
                                          Three         Twelve      Through      Years and
                                          Months        Months     Five Years   Insensitive      Total
                                        ---------     ---------    ----------   -----------    ----------
                                                           (Amounts in thousands)
Net loans                               $ 245,792     $  62,888     $ 300,229    $ 167,192     $  776,101
Securities and time deposits               96,022       133,813       233,388      263,013        726,236
Federal funds                              79,000            --            --           --         79,000
                                        ---------     ---------     ---------    ---------     ----------
Total earning assets                    $ 420,814     $ 196,701     $ 533,617    $ 430,205     $1,581,337
                                        =========     =========     =========    =========     ==========
                                            26.61%        12.44%        33.74%       27.21%        100.00%
                                        =========     =========     =========    =========     ==========
Interest bearing deposits, excluding
  CD's greater than $100,000            $ 618,080     $ 331,675     $ 143,184    $      --     $1,092,939
CD's greater than $100,000                 62,532        38,945        37,252          230        138,959
Short-term borrowings                      36,909            --            --           --         36,909
Other borrowings                               --           815         4,300           --          5,115
                                        ---------     ---------     ---------    ---------     ----------
Total interest-bearing funds              717,521       371,435       184,736          230      1,273,922
Interest-free funds                            --            --            --      307,415        307,415
                                        ---------     ---------     ---------    ---------     ----------
Funds supporting earning assets         $ 717,521     $ 371,435     $ 184,736    $ 307,645     $1,581,337
                                        =========     =========     =========    =========     ==========
                                            45.37%        23.49%        11.68%       19.46%        100.00%
                                        =========     =========     =========    =========     ==========
Interest sensitivity gap                $(296,707)    $(174,734)    $ 348,881    $ 122,560             --
Cumulative gap                          $(296,707)    $(471,441)    $(122,560)          --             --
Percent of total earning assets            (18.76%)      (29.81%)       (7.75%)         --             --
                                        =========     =========     =========    =========     ==========

         The Company had income tax expense of $9.7 million and $6.7 million for the years ended December 31, 1993 and 1992, respectively. This represents effective tax rates of 30.42% and 25.71% for December 31, 1993 and 1992, respectively; a greater portion of the Company's income in 1993 has been generated from taxable sources coupled with a 1% corporate tax rate increasee contributed to the rise in the effective tax rate.

PERFORMANCE AND EQUITY RATIOS

         The following table sets forth, for the periods indicated, the percentage of net income to average assets and average stockholders' equity, the percentage of common stock dividends to net income and the percentage of average stockholders' equity to average assets.

                                                     Years Ended December 31,
                                                     ------------------------
                                                       1991    1992    1993
                                                       ----    ----    ----
Return on average assets (%)                           0.84    1.16    1.24
Return on average stockholders' equity (%)            14.12   15.84   16.08
Dividend payout ratio (%)                             27.99   25.41   29.21
Average stockholders' equity to average assets (%)     5.92    7.31    7.69

SECURITIES PORTFOLIO

         The Company's general policy is to purchase securities to be held to maturity, with a maturity schedule that provides the Company with ample liquidity. Investment securities are carried at net amortized cost and securities held for sale are carried at the lower of net amortized cost or market value. The December 31, 1993 book value of the consolidated portfolio was $729.2 million and the market value was $743.6 million.

         The following table sets forth, for the period indicated, the composition and book value (purchase price less amortization of premiums plus discount accretion) of the portfolio of securities held for sale by the Company at December 31, 1993:

                     Book Value of Securities Held for Sale

                                         December 31, 1992
                                         -----------------
                                       (Amounts in thousands)
CMOs                                          $ 27,314
Municipal Obligations                              930
                                              --------
Total                                         $ 28,244
                                              ========

         The following tables set forth, for the period indicated, the maturity distributions and yields of the portfolio of securities held for sale by the Company.

                Securities Held for Sale Maturity Distributions
                        and Yields at December 31, 1993

                                                      After One Through  After Five Through
                                   Within One Year       Five Years          Ten Years        After Ten Years
                                   ---------------    -----------------  ------------------   ---------------
                                             Yield               Yield              Yield               Yield
                                   Amount     (%)      Amount     (%)      Amount    (%)      Amount     (%)
                                   ------    -----     ------    -----     ------   -----     ------    -----
                                                             (Amounts in thousands)
CMOs                              $     --      --    $     --      --   $    551    6.05    $ 26,763    6.33
Municipal Obligations                   --      --         875    4.16         55    6.51          --      --
                                  --------   -----    --------   -----   --------   -----    --------   -----
Total investment securities
  and average yields (1)          $     --      --    $    875    4.16   $    606    6.09    $ 26,763    6.33
                                  ========   =====    ========   =====   ========   =====    ========   =====

         The following table sets forth, for the periods indicated, the composition and book value (purchase price less amortization of premiums plus discount accretion) of the investment securities portfolio held by the Company:

                      Book Value of Investment Securities

                                            December 31,
                                  --------------------------------
                                    1991        1992        1993
                                    ----        ----        ----
                                       (Amounts in thousands)
U.S. Treasury                     $264,280    $249,087    $279,461
U.S. Government agencies           259,632     333,326     192,400
Municipal Obligations               56,462      45,467      35,383
MBS, CMOs and Other                 25,241      93,481     193,692
                                  --------    --------    --------
Total                             $605,584    $721,361    $700,936
                                  ========    ========    ========

         The following tables set forth, for the periods indicated, the maturity distributions and yields of the investment securities portfolio of the Company.

  Investment Securities Maturity Distributions and Yields at December 31, 1993

                                                      After One Through  After Five Through
                                   Within One Year       Five Years          Ten Years        After Ten Years
                                   ---------------    -----------------  ------------------   ---------------
                                             Yield               Yield              Yield               Yield
                                   Amount     (%)      Amount     (%)      Amount    (%)      Amount     (%)
                                   ------    -----     ------    -----     ------   -----     ------    -----
                                                             (Amounts in thousands)
U.S. Treasury                     $127,252    4.57    $129,416    5.03   $ 17,349    6.90    $  5,444    8.52
U.S. Government agencies            10,787    5.05      79,445    5.93     61,445    7.28      40,723    5.54
Municipal Obligations (1)            6,245    6.99      17,451    7.22      7,659    6.86       4,028    6.65
MBS, CMOs and Other                 79,824    4.85      10,663    6.57     20,086    5.61      83,119    6.62
                                  --------   -----    --------   -----   --------   -----    --------   -----
Total investment securities
  and average yields (1)          $224,108    4.75    $236,975    5.56   $106,539    6.41    $133,314    6.37
                                  ========   =====    ========   =====   ========   =====    ========   =====

  Investment Securities Maturity Distributions and Yields at December 31, 1992

                                                      After One Through  After Five Through
                                   Within One Year       Five Years          Ten Years       After Ten Years
                                   ---------------    -----------------  ------------------  ---------------
                                             Yield               Yield              Yield                Yield
                                   Amount     (%)      Amount     (%)      Amount    (%)      Amount    (%)
                                   ------    -----     ------    -----     ------   -----     ------   -----
                                                             (Amounts in thousands)
U.S. Treasury                     $119,364            $113,229           $ 11,044           $  5,450
U.S. Government agencies            10,236             115,179             97,494            110,417
Municipal Obligations (1)            7,794              21,943             12,615              3,115
MBS, CMOs and Other                  5,960              15,264              5,982             66,275
                                  --------   -----    --------   -----   --------   -----   --------   -----
Total investment securities
  and average yields (1)          $143,354    6.11    $265,615    6.29   $127,135    7.49   $185,257    7.39
                                  ========   =====    ========   =====   ========   =====   ========   =====

- ----------
(1) Yields on tax-exempt investments have been adjusted to a tax equivalent basis utilizing a 34% effective tax rate in 1992 and 35% in 1993.

LOAN PORTFOLIO

         The following tables set forth, for the periods indicated, the composition of the loan portfolio of the Company:

                                                                    Loan Portfolio
                                                                    --------------

                                                                     December 31,
                                            ------------------------------------------------------------
                                              1989         1990         1991         1992         1993
                                              ----         ----         ----         ----         ----
                                                               (Amounts in thousands)
Real estate:
  Residential mortgages 1-4 family          $127,719     $165,025     $180,031     $195,543     $198,537
  Residential mortgages multifamily            3,660        3,352        5,308        8,130        7,509
  Home equity lines                            3,120       10,505       12,205       13,412       13,858
  Construction and development                 7,642        8,294       10,710       15,397       22,615
  Nonresidential                              87,395      115,026      115,845      101,603      112,703
Commercial, industrial and other              97,536      136,192      135,786      146,933      144,855
Consumer                                     125,524      250,829      266,047      271,290      340,839
Lease financing and depository
  institutions                                 5,549        4,044        9,733        6,079        6,673
Political subdivisions                        13,833       18,275       15,710       12,791       11,668
Credit card                                       --        3,616       16,432       26,482       26,581
                                            --------     --------     --------     --------     --------
                                             471,978      715,158      767,807      797,660      885,838
  Less, unearned income                       17,350       19,089       19,548       21,559       25,710
                                            --------     --------     --------     --------     --------
  Net loans                                 $454,628     $696,069     $748,259     $776,101     $860,128
                                            ========     ========     ========     ========     ========

         1990 consumer loan balances reflect an increase of 99.8% as a result of the acquisitions of MNB (approximately $7.8 million) and AmBank (approximately $127.0 million).

         Prior to July 1991, a correspondent bank of Hancock Bank MS issued credit cards under the Bank's name to customers of Hancock Bank MS and retained the outstanding receivables. In July 1991, Hancock Bank MS purchased, at par, from its correspondent bank, certain credit cards with outstanding balances of approximately $7.8 million and simultaneously transferred, at par, the cards and balances to Hancock Bank LA. The resulting combined consumer and corporate credit card portfolio aggregated approximately $11.5 million with approximately 17,700 cards outstanding. At December 31, 1993, the portfolio balance had increased to approximately $26.6 million with approximately 45,000 cards outstanding.

         The following table sets forth, for the periods indicated, the approximate maturity by type of the loan portfolio of the Company:

                                                          Loan Maturity Schedule
                                                          ----------------------

                                      December 31, 1992                          December 31, 1992
                            ---------------------------------------    ---------------------------------------
                                       Maturity Range                             Maturity Range
                            ---------------------------------------    ---------------------------------------
                                      After One                                  After One
                             Within    Through  After Five              Within    Through  After Five
                            One Year  Five Years  Years     Total      One Year  Five Years  Years     Total
                            --------  ----------  -----     -----      --------  ----------  -----     -----
                                                          (Amounts in thousands)
Commercial, industrial and
  other                     $103,765   $ 36,154  $  7,014  $146,933    $ 93,753   $ 40,137  $ 10,965  $144,855
Real estate - construction    14,776        621        --    15,397      13,089      7,579     1,947    22,615
All other loans              195,641    359,795    79,894   635,330     152,542    330,952   234,874   718,368
                            --------   --------  --------  --------    --------   --------  --------  --------
Total loans                 $314,182   $396,570  $ 86,908  $797,660    $259,384   $378,668  $247,786  $885,838
                            ========   ========  ========  ========    ========   ========  ========  ========

         The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is shown below:

                 Loan Sensitivity to Changes in Interest Rates

                                                     December 31, December 31,
                                                        1992         1993
                                                     -----------  -----------
                                                      (Amounts in thousands)
Commercial, industrial, and real estate construction
  maturing after one year:
    Fixed rate                                        $ 20,698     $ 27,412
    Floating rate                                       23,091       23,690
Other loans maturing after one year:
    Fixed rate                                         404,440      554,245
    Floating rate                                       35,249       21,107
                                                      --------     --------
Total                                                 $483,478     $626,454
                                                      ========     ========

NONPERFORMING ASSETS

         The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans, real estate owned and loans past due 90 days or more and still accruing:

                                                                     December 31,
                                               --------------------------------------------------------
                                                1989         1990        1991         1992         1993
                                                ----         ----        ----         ----         ----
                                                                 (Amounts in thousands)
Nonaccrual loans:
  Real estate                                 $ 2,102     $ 3,153      $ 5,057      $ 3,986      $ 1,478
  Consumer                                      1,386       1,588        1,214        1,715        1,322
  Lease financing                                  --          --           --           22           --
  Depository institutions                          --          --           --           --           --
  Political subdivisions                           --          --           --           --           --
  Commercial, industrial and other              1,518         903          643           93        1,371
Restructured loans                                447         120          111          194          482
                                              -------     -------      -------      -------      -------
Total nonperforming loans                       5,453       5,764        7,025        6,010        4,635
Acquired real estate owned                         --       1,843           --           --           --
Real estate owned                               2,129       3,676        3,599        1,327          654
                                              -------     -------      -------      -------      -------
Total nonperforming assets                    $ 7,582     $11,283      $10,624      $ 7,337      $ 5,289
                                              =======     =======      =======      =======      =======
Loans 90+ days past due and still accruing    $ 3,523     $ 6,541      $ 5,825      $ 7,204      $ 4,175
                                              =======     =======      =======      =======      =======
Ratios (%):
  Nonperforming loans to net loans               1.20        0.83         0.94         0.77         0.55
  Nonperforming assets to net loans and
    foreclosed properties                        1.66        1.61         1.41         0.94         0.61
  Nonperforming loans to average loans           1.23        1.05         0.99         0.82         0.59
  Allowance to nonperforming loans             110.03      202.78       163.57       220.88       302.65

         The following table sets forth, for the periods indicated, the amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as "nonaccrual" as well as the interest which would have been recorded under the original terms of restructured loans:

                                                                     December 31,
                                               --------------------------------------------------------
                                                1989         1990        1991         1992         1993
                                                ----         ----        ----         ----         ----
                                                                 (Amounts in thousands)
Nonaccrual                                    $   558      $   587     $   685      $   585      $   506
Restructured                                       50           10          10           17           43
                                              -------      -------     -------      -------      -------
Total                                         $   608      $   597     $   695      $   602      $   549
                                              =======      =======     =======      =======      =======

         Interest actually received on nonaccrual and restructured loans was insignificant.

LOAN LOSS, CHARGE-OFF AND RECOVERY EXPENSES

         The following table sets forth, for the periods indicated, average net loans outstanding, reserve for loan losses, amounts charged-off and recoveries of loans previously charged-off.

                                                                     December 31,
                                           ----------------------------------------------------------------
                                             1989          1990          1991          1992          1993
                                             ----          ----          ----          ----          ----
                                                                 (Amounts in thousands)
Net loans outstanding at end of period     $454,628      $696,069      $748,259      $776,101      $860,128
                                           ========      ========      ========      ========      ========
Daily average net loans outstanding        $443,804      $548,944      $711,311      $731,048      $780,787
                                           ========      ========      ========      ========      ========
Balance of reserve for loan losses
  at beginning of period                   $  6,000      $  6,000      $ 11,688      $ 11,492      $ 13,275
Loans charged-off:
  Real estate                                    28           233           209           539            60
  Consumer                                    1,184         1,882         2,741         3,850         3,012
  Lease financing                                 9            99            --             2            53
  Depository institutions                        --            --            --            --            --
  Political subdivisions                         --            --            --            --            --
  Commercial, industrial and other            2,448         1,585         2,829         2,515         1,904
                                           --------      --------      --------      --------      --------
  Total charge-offs                           3,669         3,799         5,779         6,906         5,029
                                           --------      --------      --------      --------      --------
Recoveries of loans previously
  charged-off:
  Real estate                                    --            --            54            48            51
  Consumer                                      224           243           424           555           829
  Lease financing                                11             6             6             1             2
  Depository institutions                        --            --            --            --            --
  Political subdivisions                         --            --            --            --            --
  Commercial, industrial and other               79           363           412           430           669
                                           --------      --------      --------      --------      --------
  Total recoveries                              314           612           896         1,034         1,551
                                           --------      --------      --------      --------      --------
  Net charge-offs                             3,355         3,187         4,883         5,872         3,478
  Provision for loan losses                   3,355         2,939         4,687         7,655         4,231
  Reserves of acquired companies                 --         5,936            --                          --
                                           --------      --------      --------      --------      --------
  Balance of reserve for loan losses
    at end of period                       $  6,000      $ 11,688      $ 11,492      $ 13,275      $ 14,028
                                           ========      ========      ========      ========      ========

         The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, reserve for loan losses and outstanding loans:

                                                                    Years Ended December 31,
                                                      --------------------------------------------------
                                                        1989       1990       1991       1992       1993
                                                        ----       ----       ----       ----       ----
Ratios (%):
  Net charge-offs to average net loans                  0.76       0.58       0.69       0.80       0.44
  Net charge-offs to period end net loans               0.74       0.46       0.65       0.76       0.40
  Reserve for loan losses to average net loans          1.35       2.13       1.62       1.68       1.82
  Reserve for loan losses to period end net loans       1.32       1.68       1.54       1.71       1.63
  Net charge-offs to loan loss reserve                 55.92      27.27      42.49      44.23      25.79
  Net charge-offs to loan loss provision              100.00     108.44     104.18      76.71      82.20

         An allocation of the loan loss reserve by major loan category is set forth in the following table. The allocation is not necessarily indicative of the category of future losses and the full reserve at December 31, 1993 is available to absorb losses occurring in any category of loans.

                                                                      December 31,
                       -----------------------------------------------------------------------------------------------------------
                             1989                  1990                  1991                  1992                   1993
                       -----------------     -----------------     -----------------     ------------------     ------------------
                       Reserve    % of       Reserve    % of       Reserve    %  of      Reserve     % of       Reserve     % of
                         for      Loans        for      Loans        for      Loans        for       Loans        for       Loans
                         Loan   to Total       Loan   to Total       Loan   to Total       Loan    to Total       Loan    to Total
                        Losses    Loans       Losses    Loans       Losses    Loans       Losses     Loans       Losses     Loans
                        ------    -----       ------    -----       ------    -----       ------     -----       ------     -----
                                                                (Amounts in thousands)
Real estate             $  500    50.49      $ 1,700    43.42      $ 1,500    42.21      $ 2,000     41.88     $ 2,000      40.10
Commercial, industrial
  and other              3,000    25.72        4,000    22.77        4,000    21.00        4,000     20.79       4,000      18.42
Consumer                 1,300    23.79        3,500    33.29        4,000    34.65        5,000     34.01       5,000      38.48
Credit card                 --       --           --      .52          500     2.14          500      3.32         500       3.00
Unallocated              1,200       --        2,488       --        1,492       --        1,775        --       2,528         --
                        ------   ------      -------   ------      -------   ------      -------    ------     -------     ------

                        $6,000   100.00      $11,688   100.00      $11,492   100.00      $13,275    100.00     $14,028     100.00
                        ======   ======      =======   ======      =======   ======      =======    ======     =======     ======

DEPOSITS AND OTHER DEBT INSTRUMENTS

         The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits:

                                            1991                              1992                                  1993
                               -------------------------------  ---------------------------------  ---------------------------------
                                           Percent                            Percent                            Percent
                                              of                                 of                                 of
                                Amount     Deposits   Rate (%)    Amount      Deposits   Rate (%)    Amount      Deposits   Rate (%)
                                ------     --------   --------    ------      --------   --------    ------      --------   --------
                                                                     (Amounts in thousands)
Noninterest bearing accounts  $  233,080     17.96        --    $  270,221      18.33        --    $  328,195      20.59        --
NOW accounts                     133,527     10.29      3.91       223,544      15.17      2.98       237,496      14.90      2.95
Money market and other
  savings accounts               271,739     20.93      4.55       363,118      24.63      3.49       447,361      28.07      2.50
Time deposits                    659,713     52.04      7.83       617,111      41.87      5.05       580,805      36.44      4.41
                              ----------    ------              ----------     ------              ----------     ------

                              $1,298,059    100.00              $1,473,994     100.00              $1,593,857     100.00
                              ==========    ======              ==========     ======              ==========     ======

         The Banks traditionally price their deposits to position themselves in the middle of the local market. The Banks' policy is not to accept brokered deposits.

                    Maturities of CD's of $100,000 and Over

                          Less
                          Than       Three      After               Percent
                          Three    to Twelve    Twelve              of Total
                          Months     Months     Months     Total    Deposits
                          ------     ------     ------     -----    --------
At December 31, 1992     $62,532    $38,945    $37,482    $138,959     8.9
At December 31, 1993      43,862     31,449     16,520      91,831     5.7

SHORT-TERM BORROWINGS

         The following table sets forth certain information concerning the Company's short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase.

                                                    Years ended December 31,
                                                  ---------------------------
                                                    1991      1992      1993
                                                    ----      ----      ----
Federal funds purchased:
  Amount outstanding at period end                $14,350   $19,300   $14,650
  Weighted average interest at period end            3.19%     3.12%     2.75%
  Maximum amount at any month end during period   $25,775   $41,625    27,725
  Average amount outstanding during period         21,674    21,261    18,046
  Weighted average interest rate during period       5.17%     3.18%     2.70%
Securities sold under repurchase agreements:
  Amount outstanding at period end                $39,158   $17,091   $31,149
  Weighted average interest at period end            4.40%     2.50%     2.50%
  Maximum amount at any month end during period   $49,245   $44,418   $31,289
  Average amount outstanding during period         41,109    22,571    23,607
  Weighted average interest rate during period       5.46%     3.24%     2.26%

         Hancock Bank LA acts as a correspondent bank for 70 Louisiana financial institutions. Many of those banks maintain federal funds relationships which accounts for most of the volume of federal funds bought and sold.

LIQUIDITY

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets into cash or accessing new or existing sources of incremental funds. The principal sources of funds which provide liquidity are customer deposits, payments of interest and principal on loans, maturities in and sales of investment securities, earnings and borrowings. At December 31, 1993, cash and due from banks, investment securities, federal funds sold and repurchase agreements were 56.0% of total deposits, as compared to 58.3% at December 31, 1992.

         The Company depends upon the dividends paid to it from the Banks as a principal source of funds for its debt service requirements. As of December 31, 1993, there was approximately $50 million available to be dividended up to the Company from the Banks.

CAPITAL RESOURCES

         Risk-based and leverage capital ratios for the Company and the Banks for the periods indicated are shown in the following table:

                                   Risk-Based Capital Ratios                         Tier 1 Leverage
                    --------------------------------------------------------    --------------------------
                              Total                         Tier 1                        Ratio
                    --------------------------    --------------------------    --------------------------
                    December 31,  December 31,    December 31,  December 31,    December 31,  December 31,
                       1992          1993            1992          1993            1992          1993
                       ----          ----            ----          ----            ----          ----
Hancock Bank MS       14.56%        15.45%          13.65%        14.62%           7.50%         8.14%
Hancock Bank LA       12.44         14.26           11.31         13.01            5.55          6.92
Company               15.62         15.42           14.09         14.49            7.03          7.62

         Risk-based capital requirements are intended to make regulatory capital more sensitive to risk elements of the Company. Currently, the Company is required to maintain a minimum risk-based capital ratio of 8.0%, with not less than 4.0% in Tier 1 capital. In addition, the Company must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 4.0% based upon the regulators latest composite rating of the institution.

RECENT CHANGES IN FINANCIAL ACCOUNTING STANDARDS

         During 1992, the Company adopted Statement of Financial Accounting Standards No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions. This Statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services. The costs of these benefits were previously expenses on a pay-as-you-go basis. The adoption of this Statement decreased net earnings by $250,000 ($0.04 per share) in 1992.

         Effective January 1, 1993, the Company changed its method of accounting for income taxes for the deferred method to the liability method as required by Statement of Financial Accounting Standard No. 109. Prior years have not been restated. The cumulative effect of this accounting change did not have a significant effect on the Company's financial statements and was recorded in income tax expense in the year ended December 31, 1993.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post Employment Benefits which requires the accrual of certain post employment benefits other than pension and health care. The Company does not anticipate that the adoption of this Statement in 1994 will have a significant effect on its financial condition or results of operations.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of Certain Loans, which requires the present value of expected future cash flows of impaired loans be discounted at the loan's effective interest rate. The Company does not anticipate that the adoption of this Statement in 1995 will have a significant effect on its financial condition or results of operations.

         The Financial Accounting Standards Board has issued Statement of Financial Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities which is effective in 1994. This Statement requires the investment portfolio to be classified into one of three reporting categories, held-to-maturity, available-for-sale, or trading. The Company has not yet completed its review of Statement No. 115 relative to its securities portfolio but does not believe that the adoption of the Statement will have a material effect on its financial statements.

IMPACT OF INFLATION:

         Unlike most industrial companies, the assets and liabilities of financial institutions such as the Banks are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Banks' performance than the effect of general levels of inflation on the price of goods and services. While interest rates earned and paid by the Banks are affected to a degree by the rate of inflation, and noninterest income and expenses can be affected by increasing rates of inflation, the Company believes that the effects of inflation are generally manageable through asset/liability management.

                              ITEM 2 - PROPERTIES

         The Company's main offices are located at One Hancock Plaza, Gulfport, Mississippi. The building has fourteen stories, of which seven are utilized by the Company. The remaining seven stories are presently leased to outside parties.

         The building is leased from the City of Gulfport in connection with a urban development revenue bond issue with a present balance of $3,820,000. The lease payments by Hancock Bank MS, which are equivalent in amount to the payments of principal and interest on the bonds, are used by the City to make payments on the bonds. Hancock Bank MS, however, effectively has ownership of the building since title will revert when all outstanding bonds have been paid. For this reason, the Company carries the building as an asset and the bonds as a long term payable on its balance sheet. The bonds mature at various dates through 1997.

         The following banking offices in Mississippi and Louisiana are held in fee (number of locations shown in parenthesis):

         Bay St. Louis, MS        (2)       Ocean Springs, MS      (3)
         Biloxi, MS               (2)       Orange Grove, MS       (1)
         D'Iberville, MS          (1)       Pascagoula, MS         (4)
         Escatawpa, MS            (1)       Pass Christian, MS     (1)
         Gautier, MS              (1)       Picayune, MS           (4)
         Gulfport, MS             (3)       Poplarville, MS        (1)
         Long Beach, MS           (2)       Waveland, MS           (1)
         Lyman, MS                (1)       Baker, LA              (1)
         Mississippi City, MS     (1)       Baton Rouge, LA       (13)
         Moss Point, MS           (2)

         The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms of from one to twelve years including renewal options (number of locations shown in parenthesis):

         Bay St. Louis, MS        (1)       Pascagoula, MS         (1)
         Biloxi, MS               (1)       Vancleave, MS          (1)
         Diamondhead, MS          (1)       Baton Rouge, LA        (1)
         Gulfport, MS             (3)

         In addition to the above, Hancock Bank MS owns land and other properties acquired through foreclosures of loans. The major item is approximately 3,700 acres of timber land in Hancock County, Mississippi, which Hancock Bank MS acquired by foreclosure in the 1930's.

                           ITEM 3 - LEGAL PROCEEDINGS

         Not applicable.

           ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II

         ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                              STOCKHOLDERS MATTERS

         The information under the caption "Market Information" on page 6 of the Company's 1993 Annual Report to Stockholders (filed with the Registrant's definitive proxy materials on January 25, 1994 and incorporated herein by reference).

                        ITEM 6 - SELECTED FINANCIAL DATA

         The information under the caption "Consolidated Summary of Selected Financial Information" on Page 7 of the Company's 1993 Annual Report to Stockholders (filed with the Registrant's definitive proxy materials on January 25, 1994 and incorporated herein by reference).

   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 32 and 33 of the Company's 1993 Annual Report to Stockholders (filed with the Registrant's definitive proxy materials on January 25, 1994 and incorporated herein by reference).

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and subsidiaries, and the independent auditors' report, appearing on Pages 18 through 30 of the Company's 1993 Annual Report to Stockholders (filed with the Registrant's definitive proxy materials on January 25, 1994 and incorporated herein by reference):

         Consolidated Balance Sheets on Page 18
         Consolidated Statements of Earnings on Page 19
         Consolidated Statements of Stockholders' Equity on Page 20 Consolidated Statements of Cash Flows on Page 21
         Notes to Consolidated Financial Statements on Pages 22 through 30 Independent Auditors' Report on Page 31

         ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information responsive to this Item, see "Election of Directors" (Pages 2-6) and "Management Compensation" (Pages 10-15) in the Proxy Statement for the Annual Meeting of Stockholders held February 24, 1994 which was filed by the Registrant in definitive form with the Commission on January 25, 1994 and is incorporated herein by reference.

                        ITEM 11 - EXECUTIVE COMPENSATION

         For information responsive to this item see "Management Compensation" (Pages 10-15) in the Proxy Statement for the Annual Meeting of Stockholders held February 24, 1994 which was filed by the Registrant in definitive form with the Commission on January 25, 1994 and is incorporated herein by reference.

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         For information responsive to this item see "Principal Stockholders" (Page 7) and "Election of Directors" (Pages 2-6) in the Proxy Statement for the Annual Meeting of Stockholders held February 24, 1994 which was filed by the Registrant in definitive form with the Commission on January 25, 1994 and is incorporated herein by reference.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information responsive to this item see "Certain Transactions and Relationships" (Page 16) in the Proxy Statement for the Annual Meeting of Stockholders held February 24, 1994 which was filed by the Registrant in definitive form with the Commission on January 25, 1994 and is incorporated herein by reference.

                                    PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

HANCOCK HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES
(A) 1. AND 2. CONSOLIDATED FINANCIAL STATEMENTS:

         The following have been incorporated herein from the Company's 1993 Annual Report to Stockholders (filed with the Registrant's definitive proxy materials on January 25, 1994 and incorporated herein by reference):

         - Independent Auditors' Report

         - Consolidated Balance Sheets as of December 31, 1993 and 1992.
         - Consolidated Statements of Earnings for the three years ended December 31, 1993
         - Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1993
         - Consolidated Statements of Cash Flows for the three years ended December 31, 1993
         - Notes to Consolidated Financial Statements for the three years ended December 31, 1993

         All other financial statements and schedules are omitted as the required information is inapplicable or the required information is presented in the consolidated financial statements or related notes.

(a) 3. Exhibits:

   (2.1) Agreement and Plan of Merger dated May 30, 1985 among Hancock Holding Company, Hancock Bank and Pascagoula-Moss Point Bank (filed as Exhibit 2 to the Registrant's Form 8-K dated June 6, 1985 and incorporated herein by reference).

   (2.2) Amendment dated July 9, 1985 to Agreement and Plan of Merger dated May 30, 1985 among Hancock Holding Company, Hancock Bank and Pascagoula-Moss Point Bank (filed as Exhibit 19 to
           Registrant's Form 10-Q for the quarter ended June 30, 1985 and incorporated herein by reference).

   (2.3) Stock Purchase Agreement dated February 12, 1990 among Hancock Holding Company, Metropolitan Corporation and Metropolitan National Bank (filed as Exhibit 2.3 to Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

   (2.4) Modified Purchase and Assumption Agreement dated August 2, 1990, among Hancock Bank of Louisiana and the Federal Deposit Insurance Corporation, receiver of American Bank and Trust Company of Baton Rouge, Louisiana (filed as Exhibit 2.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference).

   (2.5) Agreement and Plan of Reorganization dated November 30, 1993 among Hancock Holding Company, Hancock Bank of Louisiana and First State Bank and Trust Company of East Baton Rouge Parish, Baker, Louisiana (filed as Exhibit 2.5 to the Registrant's Form 10-K dated December 31, 1993).

   (3.1) Amended and Restated Articles of Incorporation dated November 8, 1990 (filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

   (3.2)    Amended and Restated Bylaws dated November 8, 1990 (filed as
            Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

   (3.3) Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, dated October 16, 1991 (filed as
            Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1991).

   (3.4) Articles of Correction, filed with Mississippi Secretary of State on November 15, 1991 (filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarter ended September 30,
            1991).

   (3.5) Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, adopted February 13, 1992 (filed as
            Exhibit 3.5 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

   (3.6) Articles of Correction, filed with Mississippi Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to the
            Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

   (4.1) Specimen stock certificate (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as
            Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

  (4.2) By executing this Form 10-K, the Registrant hereby agrees to deliver to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Registrant or its consolidated subsidiaries or its unconsolidated subsidiaries for which financial statements are required to be filed, where the total amount of such securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

  (10.1)  Description of Hancock Bank Executive Supplemental
          Reimbursement Plan, as amended (provided on page 14 of the Registrant's definitive proxy statement for its annual shareholders' meeting on February 24, 1994 filed by the Registrant on January 25, 1994 and incorporated herein by reference).

  (10.2)  Description of Hancock Bank Automobile Plan (provided on page
          14 of the Registrant's definitive proxy statement for its annual shareholders' meeting on February 24, 1994 filed by the Registrant on January 25, 1994 and incorporated herein by reference).

  (10.3) Description of Deferred Compensation Arrangement for Directors (provided on pages 10-15 of the Registrant's definitive proxy statement for its annual shareholders' meeting on February 25, 1994 filed by the Registrant on January 25, 1994 and incorporated herein by reference).

  (10.4)  Site Lease Agreement between Hancock Bank and City of
          Gulfport, Mississippi dated as of March 1, 1989 (filed as
          Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

  (10.5) Project Lease Agreement between Hancock Bank and City of Gulfport, Mississippi dated as of March 1, 1989 (filed as
          Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

  (10.6) Deed of Trust dated as of March 1, 1989 from Hancock Bank to Deposit Guaranty National Bank as trustee (filed as Exhibit
          10.6 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

  (10.7) Trust Indenture between City of Gulfport, Mississippi and Deposit Guaranty National Bank dated as of March 1, 1989 (filed as Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

  (10.8) Guaranty Agreement dated as of March 1, 1989 from Hancock Bank to Deposit Guaranty National Bank as trustee (filedas Exhibit
          10.8 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

  (10.9) Bond Purchase Agreement dated as of February 23, 1989 among Hancock Bank, J. C. Bradford & Co. and City of Gulfport, Mississippi (filed as Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

  (13) Annual Report to Stockholders for year ending December 31, 1993 (furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

  (21)    Proxy Statement for the Registrant's Annual Meeting of
          Shareholders on February 24, 1994 (deemed "filed" for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

  (22)    Subsidiaries of the Registrant.


                               Jurisdiction              Holder of
Name                         Of Incorporation        Outstanding Stock (1)
- ----                         ----------------        ---------------------
Hancock Bank                    Mississippi          Hancock Holding Company
Hancock Bank of Louisiana       Louisiana            Hancock Holding Company
Hancock Bank Securities         Mississippi          Hancock Bank
  Corporation
Hancock Insurance Agency        Mississippi          Hancock Bank
Town Properties, Inc.           Mississippi          Hancock Bank
The Gulfport Building, Inc.     Mississippi          Hancock Bank
 of Mississippi
Harrison Financial Services,    Mississippi          Hancock Bank
 Inc.
Hancock Mortgage Corporation    Mississippi          Hancock Bank
Harrison Life Insurance         Mississippi          79% owned by Hancock
 Company                                             Bank


          (1)  All are 100% owned except as indicated.

  (23)    Consent of Independent Accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANCOCK HOLDING COMPANY

DATE     February 1, 1994               /s/ LEO W. SEAL, JR.
                                       ___________________________________
                                       By Leo W. Seal, Jr., President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ LEO W. SEAL, JR.            President and Director       February 1, 1994
______________________________   (Principal Executive,
 Leo W. Seal, Jr.                Financial, and Accounting
                                 Officer)



 /s/ JOSEPH F. BOARDMAN, JR.     Director,                    February 1, 1994
______________________________   Chairman of the Board
 Joseph F. Boardman, Jr.


 /s/ THOMAS W. MILNER, JR.       Director                     February 1, 1994
______________________________
 Thomas W. Milner, Jr.


 /s/ GEORGE A. SCHLOEGEL         Director,                    February 1, 1994
______________________________   Vice-Chairman of the Board
 George A. Schloegel


 /s/ DR. HOMER C. MOODY, JR.     Director                     February 1, 1994
______________________________
 Dr. Homer C. Moody, Jr.


 /s/ A. F. DANTZLER              Director                     February 1, 1994
______________________________
 A. F. Dantzler


 /s/ CHARLES H. JOHNSON          Director                     February 1, 1994
______________________________
 Charles H. Johnson


 /s/ L. A. KOENENN, JR.          Director                     February 1, 1994
______________________________
 L. A. Koenenn, Jr.


 /s/ VICTOR MAVAR                Director                     February 1, 1994
______________________________
 Victor Mavar