Form 10-Q
period 1994-03-31
HANCOCK HOLDING CO
filed 1994-05-16
CIK 750577

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


/x/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ending         March 31, 1994

Commission File Number      0-13089

                           HANCOCK HOLDING COMPANY
            (Exact name of registrant as specified in its charter)

    MISSISSIPPI                                       64-0693170
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                Number)

ONE HANCOCK PLAZA, P. O. BOX 4019, GULFPORT, MISSISSIPPI       39502
(Address of principal executive offices)                     (Zip Code)

                                (601) 868-4606
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
     (Former name, address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES      X          NO  __________


7,027,932 Common Shares were outstanding as of April 29, 1994 for financial statement purposes.

                            HANCOCK HOLDING COMPANY

                                   I N D E X



PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
- - ------------------------------                              -----------
ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  March 31, 1994 and December 31, 1993                           3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended March 31, 1994 and 1993                     4


  Condensed Consolidated Statements of Cash Flows --
  Three Months Ended March 31, 1994 and 1993                     5


  Notes to Condensed Consolidated Financial
  Statements                                                     6


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                7 - 9


PART II.  OTHER INFORMATION
- - ---------------------------

ITEM 4.  Submission of Matters to a Vote                         10
         of Security Holders

ITEM 6.  Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                       11
- - ----------


                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                    Unaudited
                                                                    March 31      December 31
ASSETS:                                                               1994           1993   *
                                                                   ----------     ----------
  Cash and due from banks (non-interest bearing)                   $  103,565     $   90,544
  Interest bearing time deposits with other banks                       1,775          1,875
                                                                   ----------     ----------
       Total cash and due from banks                                  105,340         92,419
  Securities available for sale                                        22,723              0
  Securities held for sale (market value $28,836)                           0         28,244
  Investment securities (market value of $763,670 and $714,754)       763,926        700,936
  Federal funds sold and securities purchased under
    agreements to resell                                               85,500         85,500
  Loans, net of unearned income                                       830,465        860,128
    Less:  Reserve for loan losses                                     14,058         14,029
                                                                   ----------     ----------
           Net loans                                                  816,407        846,099
  Property and equipment, at cost,
    less accumulated depreciation of $26,156 and $26,784               34,712         34,998
  Other real estate                                                       551            654
  Accrued interest receivable                                          14,586         13,800
  Other assets                                                         18,965         18,400
                                                                   ----------     ----------
           TOTAL ASSETS                                            $1,862,710     $1,821,050
                                                                   ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing demand                                    $  355,356     $  346,307
    Interest bearing savings, NOW, money market and other time      1,302,621      1,269,288
                                                                   ----------     ----------
           Total deposits                                           1,657,977      1,615,595

  Federal funds purchased and securities sold under
    agreements to repurchase                                           39,220         45,799
  Other liabilities                                                    14,126         11,530
  Capital notes                                                           480            480
  Long-term bonds and notes                                             3,820          3,820
                                                                   ----------     ----------
           TOTAL LIABILITIES                                        1,715,623      1,677,224
                                                                   ----------     ----------

STOCKHOLDERS' EQUITY:
  Common Stock                                                         23,903         23,903
  Capital Surplus                                                      95,130         95,130
  Undivided Profits                                                    27,940         24,793
  Unrealized gain on securities available for sale - net                  114              0
                                                                   ----------     ----------
           TOTAL STOCKHOLDERS' EQUITY                                 147,087        143,826
                                                                   ----------     ----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $1,862,710     $1,821,050
                                                                   ==========     ==========

       * The balance sheet at December 31, 1993 has been taken from the audited balance sheet at that date.

         See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED
                  (Amounts in thousands except per share data)

                                                                  Three Months Ended March 31
                                                                  ---------------------------
INTEREST INCOME:                                                     1994             1993
                                                                  ----------       ----------
  Interest and fees on loans                                      $   18,340       $   18,208
  Interest on:
    U. S. Treasury Securities                                          3,867            4,135
    Obligations of other U. S. Government agencies
      and corporations                                                 4,978            5,722
    Obligations of states and political subdivisions                     629              889
  Interest on Federal funds sold and securities
    purchased under agreements to resell                                 735              795
  Interest on time deposits and other                                  1,037            1,406
                                                                  ----------       ----------
         Total interest income                                        29,586           31,155

INTEREST EXPENSE:
  Interest on deposits                                                10,831           10,982
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                                  244              261
  Interest on bonds and other debt                                        73              108
  Interest on subordinated notes                                           6                6
                                                                  ----------       ----------
         Total interest expense                                       11,154           11,357
                                                                  ----------       ----------

NET INTEREST INCOME                                                   18,432           19,798
PROVISION FOR LOAN LOSSES                                                373            1,530
                                                                  ----------       ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   18,059           18,268
                                                                  ----------       ----------

Other Operating Income:
  Service charges on deposit accounts                                  2,665            2,575
  Income from fiduciary activities                                       611              648
  Securities gains                                                        81                0
  Other non-interest income                                            1,483            1,610
                                                                  ----------       ----------
         Total other operating income                                  4,840            4,833
                                                                  ----------       ----------

Other Operating Expenses:
  Salaries and employee benefits                                       7,939            7,127
  Net occupancy expense of bank premises
    and equipment expense                                              3,214            2,163
  Other non-interest expense                                           4,751            5,257
                                                                  ----------       ----------
         Total other operating expenses                               15,904           14,547
                                                                  ----------       ----------

EARNINGS BEFORE INCOME TAXES                                           6,995            8,554
INCOME TAXES                                                           2,198            2,631
                                                                  ----------       ----------

NET EARNINGS                                                      $    4,797       $    5,923
                                                                  ==========       ==========
NET EARNINGS PER COMMON SHARE                                     $     0.68       $     0.84
                                                                  ==========       ==========
DIVIDENDS PAID PER COMMON SHARE                                   $     0.23       $     0.17
                                                                  ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               7,022,124        7,022,124
                                                                  ==========       ==========

See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)

                                                            Three Months Ended
                                                                 March 31
FINANCIAL RESOURCES PROVIDED:                               1994          1993
- - ----------------------------                              --------      --------
Cash Flows From Operating Activities:
  Net earnings                                            $   4,797     $   5,923
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                            1,045           633
      Provision for loan losses                                 373         1,530
      Gain on sales of investments                               81             0
      Increase in interest receivable                          (786)         (789)
      Amortization of intangible assets                         368           378
      Increase (decrease) in interest payable                   314           276
      Other, net                                              1,288        (3,293)
                                                          ---------     ---------

    Net cash provided by Operating Activities                 7,480         4,658
                                                          ---------     ---------

Cash Flows from Investing Activities:
  Proceeds from sales/maturities of securities               78,489        83,566
  Purchase of securities                                   (135,764)     (144,396)
  Net decrease in federal funds sold and securities
    sold under agreements to repurchase                           0       (12,500)
  Net decrease in loans                                      29,320        11,748
  Purchase of property and equipment, net                      (760)         (751)
  Transfers from loans to other real estate                    (110)         (348)
  Proceeds from sale of other real estate                       214           194
                                                          ---------     ---------

    Net cash used in Investing Activities                   (28,611)      (62,487)
                                                          ---------     ---------

Cash Flows from Financing Activities:
  Net increase in deposits                                   42,382        31,464
  Dividends paid                                             (1,651)       (1,220)
  Net decrease in federal funds purchased and
    securities sold under agreements to repurchase           (6,579)       16,206
                                                          ---------     ---------

    Net cash provided by Financing Activities                34,152        46,450
                                                          ---------     ---------

Net Increase (Decrease) in Cash and Due From Banks           13,021       (11,379)

Cash and Due from Banks, Beginning                           90,544        99,473
                                                          ---------     ---------

Cash and Due from Banks, Ending                           $ 103,565     $  88,094
                                                          =========     =========



See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                  (Three Months Ended March 31, 1994 and 1993)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hancock Holding Company, its wholly owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries.
Intercompany profits, transactions and balances have been eliminated in consolidation.

         The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 1993 Annual Report to Shareholders.

RECENT CHANGES IN FINANCIAL ACCOUNTING STANDARDS

         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement requires securities to be classified into one of three reporting categories (held-to-maturity, available-for-sale, or trading). Securities classified as held-to-maturity, also referred to herein as investment securities, are carried at amortized cost. Those classified as available-for-sale are carried at market value with the unrealized gain or loss (net of income tax effect) reflected as a component of stockholder's equity. Those classified as trading are carried at market value with the unrealized gain or loss reflected in the statement of earnings.

ACQUISITION

         On April 29, 1994, the Company merged Hancock Bank of Louisiana, a wholly owned subsidiary of the Company with First State Bank and Trust Company of East Baton Rouge Parish, Baker, Louisiana (BAKER). The merger was consummated by the exchange of all outstanding common stock of BAKER in return for approximately 520,000 shares of common stock of the Company. The merger will be accounted for using the pooling of interests method. BAKER had total assets of appproximately $75,000,000 and stockholders' equity of approximately $11,800,000 as of April 29, 1994.

                            HANCOCK HOLDING COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion provides management's analysis of certain factors which have affected the Company's financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements.

CHANGES IN FINANCIAL CONDITION

Liquidity

         The Company manages liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and investment securities.

         The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                 March 31       December 31
                                                   1994            1993
                                                 --------        --------
Total securities to total deposits                 47.4%           45.1%

Total loans (net of unearned
         discount) to total deposits               50.1%           53.2%


Interest-earning assets
         to total assets                           86.7%           91.4%

Interest-bearing deposits
         to total deposits                         78.6%           88.0%


Capital Resources

         The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                                 March 31       December 31
                                                   1994            1993
                                                 --------        --------
Equity capital to total assets (1)                  7.90%           7.90%

Total capital to risk-weighted assets (2)          17.61%          15.42%

Tier 1 Capital to risk-weighted                    16.68%          14.49%
  assets (3)

Leverage Capital to total assets (4)                7.99%           7.62%

Fixed assets to equity capital                     23.60%          24.30%

(1) Equity capital consists of stockholder's equity (common stock, capital surplus and undivided profits).

(2) Total capital consists of equity capital less intangible assets plus a limited amount of loan loss reserves. Risk-weighted assets represent the assigned risk portion of all on and off balance sheet assets. Based on Federal Reserve Board guidelines, assets are assigned a risk factor percentage from 0% to 100%. A minimum ratio of total capital to risk- weighted assets of 8% is required.

(3) Tier 1 capital consists of equity capital less intangible assets. A minimum ratio of tier 1 capital to risk-weighted assets of 4% is required.

(4) Leverage capital consists of equity capital less goodwill and core deposit intangibles. The Federal Reserve Board currently requires bank holding companies rated Composite 1 under the BOPEC rating system to maintain a minimum 3% leverage capital ratio and all other bank holding companies not rated a Composite 1 under the BOPEC rating system to maintain a minimum 4% to 5% leverage capital ratio.


RESULTS OF OPERATIONS

Net Earnings

         Net earnings decreased $1,126,000 or 19% for the first quarter of 1994 compared to the first quarter of 1993. The decrease in earnings is primarily attributable to a net interest margin decline of .53% or $1,366,000.

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                       1994           1993
                                                     --------       --------
Results of Operations:

  Return on average assets                             1.04%          1.35%

  Return on average equity                            13.35%         18.13%

Net Interest Income:

  Return on average interest-earning assets
    (tax equivalent)                                   7.14%          7.92%

  Cost of average interest-bearing funds               3.35%          2.90%
                                                      ------         ------

  Net interest spread                                  3.79%          5.02%
                                                      ======         ======
  Net yield on interest-earning assets
    (net interest income on a tax equivalent basis
    divided by average interest-earning assets)        4.55%          5.08%
                                                      ======         ======


Provision for Loan Losses

         Provisions are made to the reserve in sufficient amounts to bring the balance in the reserve for loan losses to a level adequate to absorb possible loan losses based upon management's knowledge of the loan portfolio and current and expected economic conditions. A specific loan is charged-off when management believes, after considering, among other things, the borrower's condition and the value of any collateral, that collection of the loan is unlikely.

         The following ratios are useful in determining the adequacy of the loan loss reserve and loan loss provision and are calculated using average loan balances.

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                        1994          1993
                                                      --------      --------
Annualized net charge-offs to average loans             0.13%         0.24%

Annualized provision for loan losses to average         0.18%         0.81%
  loans

Average reserve for loan losses to average loans        1.70%         1.80%


Income Taxes

         The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first three months of 1994 was $830,000 compared to $1,134,000 for the comparable period in 1993. Income tax expense decreased from $2,631,000 in the first three months of 1993 to $2,198,000 in the first three months of 1994. This decrease is primarily due to decreased earnings.

                          Part II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A.      Annual Meeting held February 24, 1994.

         B.      Directors elected at the Annual Meeting held February 24, 1994:

                                                             Votes Cast
                                                        --------------------
                                                        Affirmed    Withheld
                                                        --------    --------
                 1.       L. A. Koenenn, Jr.             5,922,201      9,036
                 2.       Dr. Homer C. Moody, Jr.        5,916,598     14,639
                 3.       George A. Schloegel            5,922,345      8,892

                 Continuing Directors:

                 4.       A. F. Dantzler
                 5.       Vertis Ramsay
                 6.       Leo W. Seal, Jr.
                 7.       Joseph F. Boardman, Jr.
                 8.       Charles H. Johnson
                 9.       Thomas W. Milner, Jr.

         C. Approval of Deloitte & Touche as the independent public accountants of the company 5,921,347 affirmative votes, 7,440 negative and 2,450 abstained.

         D.      None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANCOCK HOLDING COMPANY
                                                  Registrant


     May 10, 1994                 By:    /s/ Leo W. Seal, Jr.
        Date                             Leo W. Seal, Jr.
                                         President and CEO



     May 10, 1994                 By:    /s/ George A. Schloegel
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board