Form 10-Q
period 1994-06-30
HANCOCK HOLDING CO
filed 1994-08-15
CIK 750577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

  X
- - -----      Quarterly Report Pursuant to Section 13 or 15 (d)
           of the Securities Exchange Act of 1934

- - -----      Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934


For Quarter Ending                 June 30, 1994
                   -------------------------------------------------------------

Commission File Number                0-13089
                       ---------------------------------------------------------

                           HANCOCK HOLDING COMPANY
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        MISSISSIPPI                                       64-0693170
- - --------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                Number)

 ONE HANCOCK PLAZA, P. O. BOX 4019, GULFPORT, MISSISSIPPI       39502
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (601) 868-4605
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- - --------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES      X          NO
                            ----------         ----------

7,557,018 Common Shares were outstanding as of August 1, 1994 for financial statement purposes.

                            HANCOCK HOLDING COMPANY

                                   I N D E X



PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
- - ------------------------------                              -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  June 30, 1994 and December 31, 1993                            3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended June 30, 1994 and 1993
  Six Months Ended June 30, 1994 and 1993                        4


  Condensed Consolidated Statements of Cash Flows --
  Six Months Ended June 30, 1994 and 1993                        5


  Notes to Condensed Consolidated Financial
  Statements                                                   6 - 7


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 10


PART II.  OTHER INFORMATION
- - ---------------------------

ITEM 6.  Exhibits and Reports on Form 8K                         11


SIGNATURES                                                       12

                            HANCOCK HOLDING COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                   Restated
                                                                     June 30      December 31
                                                                      1994           1993   *
                                                                   ----------     -----------
ASSETS:
  Cash and due from banks (non-interest bearing)                   $   93,950     $   94,198
  Interest bearing time deposits with other banks                       1,702          1,875
                                                                   ----------     ----------
       Total cash and due from banks                                   95,652         96,073
  Securities available for sale                                        21,373              0
  Securities held for sale (market value $28,836)                           0         28,244
  Investment securities (market value of $832,069 and $766,616)       836,410        751,578
  Federal funds sold and securities purchased under
    agreements to resell                                               59,625         97,705
  Loans, net of unearned income                                       863,193        874,558
    Less:  Reserve for loan losses                                    (14,241)       (14,219)
                                                                   ----------     ----------
           Net loans                                                  848,952        860,339
  Property and equipment, at cost,
    less accumulated depreciation of $33,184 and $32,081               35,026         35,219
  Other real estate                                                       875            695
  Accrued interest receivable                                          15,341         14,669
  Other assets                                                         17,822         18,637
                                                                   ----------     ----------
           TOTAL ASSETS                                            $1,931,076     $1,903,159
                                                                   ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing demand                                    $  368,376     $  362,457
    Interest bearing savings, NOW, money market and other time      1,346,383      1,323,200
                                                                   ----------     ----------
           Total deposits                                           1,714,759      1,685,657


  Federal funds purchased and securities sold under
    agreements to repurchase                                           36,178         45,799
  Other liabilities                                                    13,660         12,028
  Capital notes                                                           480            480
  Long-term bonds and notes                                             3,820          3,820
                                                                   ----------     ----------
           TOTAL LIABILITIES                                        1,768,897      1,747,784
                                                                   ----------     ----------

STOCKHOLDERS' EQUITY:
  Common Stock                                                         25,659         25,659
  Capital Surplus                                                      95,130         95,130
  Undivided Profits                                                    41,264         34,586
  Unrealized gain on securities available for sale - net                  126              0
                                                                   ----------     ----------
           TOTAL STOCKHOLDERS' EQUITY                                 162,179        155,375
                                                                   ----------     ----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $1,931,076     $1,903,159
                                                                   ==========     ==========

       * The balance sheet at December 31, 1993 has been restated to reflect the acquisition of First State Bank and Trust Co., Baker, Louisiana.

         See notes to condensed consolidated financial statements.
                                                                        Restated

                            HANCOCK HOLDING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED
               DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA

                                                                            Restated                             Restated
                                                                   Three Months Ended June 30            Six Months Ended June 30
                                                                  ----------------------------          ---------------------------
                                                                      1994             1993                1994             1993
                                                                  -----------       ----------          ----------       ----------
INTEREST INCOME:
  Interest and fees on loans                                      $   19,316       $   18,762          $   37,976       $   37,293
  Interest on:
    U. S. Treasury Securities                                          4,976            5,663               8,843            9,798
    Obligations of other U. S. Government agencies
      and corporations                                                 5,155            5,035              10,819           11,508
    Obligations of states and political subdivisions                     679              831               1,364            1,783
  Interest on Federal funds sold and securities
    purchased under agreements to resell                                 590              684               1,380            1,536
  Interest on time deposits and other                                    910            1,492               1,918            2,897
                                                                  ----------       ----------          ----------       ----------
         Total interest income                                        31,626           32,467              62,300           64,815

INTEREST EXPENSE:
  Interest on deposits                                                11,333           11,349              22,498           22,712
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                                  315              276                 559              536
  Interest on capital notes                                                6                6                  12               12
  Interest on long term bonds and notes                                   78              101                 151              209
                                                                  ----------       ----------          ----------       ----------
         Total interest expense                                       11,732           11,732              23,220           23,469
                                                                  ----------       ----------          ----------       ----------

NET INTEREST INCOME                                                   19,894           20,735              39,080           41,346
PROVISION FOR LOAN LOSSES                                                337            1,366                 709            2,926
                                                                  ----------       ----------          ----------       ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   19,557           19,369              38,371           38,420
                                                                  ----------       ----------          ----------       ----------

Other Operating Income:
  Service charges on deposit accounts                                  2,850            2,701               5,678            5,418
  Income from fiduciary activities                                       539              561               1,150            1,208
  Securities gains (losses)                                               29              (44)                110              (44)
  Other non-interest income                                            1,162            1,482               2,673            3,137
                                                                  ----------       ----------          ----------       ----------
         Total other operating income                                  4,580            4,700               9,611            9,719

Other Operating Expenses:
  Salaries and employee benefits                                       8,413            7,635              16,687           15,103
  Net occupancy expense of bank premises
    and equipment expense                                              1,659            2,465               4,974            4,725
  Other non-interest expense                                           6,531            5,380              11,423           10,777
                                                                  ----------       ----------          ----------       ----------
         Total other operating expenses                               16,603           15,480              33,084          30,605
                                                                  ----------       ----------          ----------       ---------

EARNINGS BEFORE INCOME TAXES                                           7,534            8,589              14,898           17,534
INCOME TAXES                                                           2,403            2,588               4,710            5,332
                                                                  ----------       ----------          ----------       ----------

NET EARNINGS                                                      $    5,131       $    6,001              10,188           12,202
                                                                  ==========       ==========          ==========       ==========
NET EARNINGS PER COMMON SHARE                                     $     0.68       $     0.79          $     1.35       $     1.62
                                                                  ==========       ==========          ==========       ==========
DIVIDENDS PAID PER COMMON SHARE                                   $     0.23       $     0.17          $     0.46       $     0.34
                                                                  ==========       ==========          ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   7,555            7,550               7,555            7,550
                                                                  ==========       ==========          ==========       ==========

The statments of earnings have been restated to reflect the acquisition of First State Bank and Trust Co., Baker, Louisiana.
See notes to condensed consolidated financial statements.

                            HANCOCK HOLDING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)

                                                             Six Months Ended
                                                             June 30, Restated
FINANCIAL RESOURCES PROVIDED:                               1994          1993
- - ----------------------------                              --------      --------
Cash Flows From Operating Activities:
  Net earnings                                            $  10,188     $  12,202
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                            2,079           750
      Provision for loan losses                                 709         2,926
      Gain on sales of investments                              110           (44)
      (Increase) decrease in interest receivable               (672)          805
      Amortization of intangible assets                         737           756
      Increase in interest payable                              323           942
      Other - net                                             1,388        (5,206)
                                                          ---------     ---------

    Net cash provided by Operating Activities                14,862        13,131
                                                          ---------     ---------

Cash Flows from Investing Activities:
  Proceeds from sales/maturities of
    securities                                               62,837       146,416
  Purchase of securities                                   (140,782)     (192,649)
  Net decrease (decrease) in federal funds sold and
    securities sold under agreements to repurchase           38,080        (2,135)
  Net (increase) decrease in loans                           10,678       (10,988)
  Purchase of property and equipment, net                    (1,887)         (883)
  Transfers from loans to other real estate                    (546)         (660)
  Proceeds from sale of other real estate                       367         1,049
                                                          ---------     ---------

    Net cash used in Investing Activities                   (31,253)      (59,850)
                                                          ---------     ---------

Cash Flows from Financing Activities:
  Net increase in deposits                                   29,102        29,793
  Dividends paid                                             (3,511)       (2,613)
  Net increase (decrease) in federal funds purchased,
    securities sold under agreements to repurchase and
    other temporary funds                                    (9,621)       11,248
                                                          ---------     ---------

    Net cash provided by Financing Activities                15,970        38,428
                                                          ---------     ---------

Net Decrease in Cash and Due from Banks                        (421)       (8,291)

Cash and Due from Banks, Beginning                           96,073       107,800
                                                          ---------     ---------

Cash and Due from Banks, Ending                           $  95,652     $  99,509
                                                          =========     =========


See notes to condensed consolidated financial statements.

                            HANCOCK HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                   (Six Months Ended June 30, 1994 and 1993)


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

ACQUISITION

         On April 29, 1994, the Company merged Hancock Bank of Louisiana, a wholly owned subsidiary of the Company, with First State Bank and Trust Company of East Baton Rouge Parish, Baker, Louisiana (BAKER). The merger was consummated by the exchange of all outstanding common stock of BAKER in return for approximately 520,000 shares of common stock of the Company. The merger was accounted for using the pooling of interests method, therefore all prior years' financial information has been restated. BAKER had total assets of appproximately $75,000,000 and stockholders' equity of approximately $11,800,000 as of April 29, 1994.

PROPOSED ACQUISITIONS

         In July 1994, the Company agreed to merge Hancock Bank of Louisiana, a wholly owned subsidiary of the Company, with Washington Bank & Trust Company (Washington), Franklinton, Louisiana. The merger will be consummated by the exchange of all outstanding common stock of Washington in return for approximately 540,000 shares of common stock of the Company. Completion of the merger is contingent upon approval by First State Bank shareholders, the Louisiana Commissioner of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve. It is intended that the merger will be accounted for using the pooling of interests method. Washington had total assets of approximately $87,000,000 and stockholders' equity of approximately $11,700,000 as of March 31, 1994 and net earnings of $269,000 for the three month period then ended.

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

         The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                         Restated     Restated
                                            June 30      March 31    December 31
                                              1994         1994         1993
                                            --------     --------    -----------
Total securities to total
         deposits                             50.0%        48.6%        46.3%

Total loans (net of unearned
         discount) to total
         deposits                             50.3%        49.1%        45.6%

Interest-earning assets
         to total assets                      91.6%        90.9%        91.5%

Interest-bearing deposits
         to total deposits                    78.5%        78.5%        78.5%

Capital Resources

         The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                                     Restated     Restated
                                        June 30      March 31    December 31
                                          1994         1994         1993
                                        --------     --------    -----------
Equity capital to total assets (1)        8.40%        8.20%        8.16%

Total capital to risk-weighted           17.18%       17.35%       16.28%
  assets (2)

Tier 1 Capital to risk-weighted          15.93%       16.10%       15.03%
  assets (3)

Leverage Capital to total assets (4)      8.17%        7.95%        7.90%

Fixed assets to equity capital           21.60%       22.10%       22.70%

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

RESULTS OF OPERATIONS

Net Earnings

         Net earnings decreased $870,000 or 14% for the second quarter of 1994 compared to the second quarter of 1993. Net earnings for the first six months of 1994 decreased $2,014,000 or 17% from the comparable period in 1993. The decline in earnings in the second quarter and first six months of 1994 is largely attributable to a decreased net interest margin as a result of lower loan and investment rates and increased operating expenses.

                                                                 Restated                    Restated
                                                       Three Months Ended June 30    Six Months Ended June 30
                                                       --------------------------    ------------------------
                                                           1994           1993         1994           1993
                                                         --------       --------     --------       --------
Results of Operations:

  Return on average assets                                 1.06%          1.28%        1.06%          1.32%

  Return on average equity                                13.20%         16.40%       13.30%         16.40%

Net Interest Income:

  Return on average interest-earning assets
    (tax equivalent)                                       7.28%          7.72%        7.22%          7.80%

  Cost of average interest-bearing funds                   3.48%          3.56%        3.45%          3.57%
                                                          ------         ------       ------         ------

  Net interest spread                                      3.80%          4.16%        3.77%          4.23%
                                                          ======         ======       ======         ======
  Net interest margin
    (net interest income on a tax equivalent basis
    divided by average interest-earning assets)            4.62%          4.97%        4.57%          5.02%
                                                          ======         ======       ======         ======

Provision for Loan Losses

         The amount of the reserve equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by reserves acquired in acquisitions and recoveries of loans previously charged-off. Provisions are made to the reserve to reflect the currently perceived risks of loss associated with the bank's loan portfolio. A specific loan is charged-off when management believes, after considering, among other things, the borrower's condition and the value of any collateral, that collection of the loan is unlikely.

         The following ratios are useful in determining the adequacy of the loan loss reserve and loan loss provision and are calculated using average loan balances.

                                                    Three Months Ended June 30   Six Months Ended June 30
                                                    --------------------------   ------------------------
                                                        1994          1993          1994           1993
                                                      --------      --------      --------       --------
Annualized net charge-offs to average loans             0.15%         0.35%         0.15%          0.31%

Annualized provision for loan losses to average         0.16%         0.68%         0.17%          0.75%
  loans

Average reserve for loan losses to average loans        1.67%         1.88%         1.68%          1.85%


Income Taxes

         The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first six months of 1994 was $1,744,000 compared to $2,245,000 for the comparable period in 1993. Income tax expense decreased from $5,332,000 in the first six months of 1993 to $4,710,000 in the first six months of 1994. This decrease is primarily due to decreased net income.

                          Part II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANCOCK HOLDING COMPANY
                                                  Registrant


   August 12, 1994                By:    /s/ LEO W. SEAL, JR.
        Date                             Leo W. Seal, Jr.
                                         President and CEO



   August 12, 1994                By:    /s/ GEORGE A. SCHLOEGELOPF
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board