Form 10-Q
period 1994-09-30
HANCOCK HOLDING CO
filed 1994-10-27
CIK 750577

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


           (X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

           ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


      For Quarter Ending      September 30, 1994
                         -------------------------------------------------------

      Commission File Number  0-13089
                            ----------------------------------------------------

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


                             YES  X      NO
                                 ---        ---

7,557,924 Common Shares were outstanding as of October 1, 1994 for financial statement purposes.

                            HANCOCK HOLDING COMPANY

                                   I N D E X



      PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
      ------------------------------                              -----------
      ITEM 1.  Financial Statements
        Condensed Consolidated Balance Sheets --
        September 30, 1994 and December 31, 1993                       3


        Condensed Consolidated Statements of Earnings --
        Three Months Ended September 30, 1994 and 1993
        Nine Months Ended September 30, 1994 and 1993                  4


        Condensed Consolidated Statements of Cash Flows --
        Nine Months Ended September 30, 1994 and 1993                  5


        Notes to Condensed Consolidated Financial
        Statements                                                   6 - 7


      ITEM 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                8 - 10


      PART II.  OTHER INFORMATION
      ---------------------------
      ITEM 6.  Exhibits and Reports on Form 8K                        11


      SIGNATURES                                                      12
      ----------

                            HANCOCK HOLDING COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                   Restated
                                                                  September 30    December 31
                                                                      1994           1993   *
                                                                  ------------    -----------
ASSETS:
  Cash and due from banks (non-interest bearing)                   $  113,205     $   94,198
  Interest bearing time deposits with other banks                       1,375          1,875
                                                                   ----------     ----------
       Total cash and due from banks                                  114,580         96,073
  Securities available for sale                                        20,737              0
  Securities held for sale (market value $28,836)                           0         28,244
  Investment securities (market value of $872,729 and $766,616)       875,260        751,578
  Federal funds sold and securities purchased under
    agreements to resell                                               33,750         97,705
  Loans, net of unearned income                                       873,651        874,558
    Less:  Reserve for loan losses                                    (14,055)       (14,219)
                                                                   ----------     ----------
             Net loans                                                859,596        860,339
  Property and equipment, at cost,
    less accumulated depreciation of $33,942 and $32,081               34,906         35,219
  Other real estate                                                       675            695
  Accrued interest receivable                                          16,498         14,669
  Other assets                                                         18,184         18,637
                                                                   ----------     ----------
             TOTAL ASSETS                                          $1,974,186     $1,903,159
                                                                   ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing demand                                    $  373,165     $  362,457
    Interest bearing savings, NOW, money market and other time      1,378,412      1,323,200
                                                                   ----------     ----------
             Total deposits                                         1,751,577      1,685,657

  Federal funds purchased and securities sold under
    agreements to repurchase                                           44,353         45,799
  Other liabilities                                                     7,702         12,029
  Capital notes                                                           480            480
  Long-term bonds and notes                                             3,820          3,820
                                                                   ----------     ----------
             TOTAL LIABILITIES                                      1,807,932      1,747,785
                                                                   ----------     ----------

STOCKHOLDERS' EQUITY:
  Common Stock                                                         25,658         25,658
  Capital Surplus                                                      95,130         95,130
  Undivided Profits                                                    45,466         34,586
  Unrealized gain on securities available for sale - net                    0              0
                                                                   ----------     ----------
             TOTAL STOCKHOLDERS' EQUITY                               166,254        155,374
                                                                   ----------     ----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,974,186     $1,903,159
                                                                   ==========     ==========

       * The balance sheet at December 31, 1993 has been restated for the acquisition of First State Bank and Trust Co., Baker, Louisiana which has been accounted for using the pooling-of-interests method.

         See notes to condensed consolidated financial statements.

                            HANCOCK HOLDING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED
               DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA

                                                                                      Restated                           Restated
                                                                  Three Months Ended September 30     Nine Months Ended September 30
                                                                  -------------------------------     ------------------------------
                                                                     1994             1993 *               1994            1993 *
                                                                   ----------       ----------          ----------       ----------
 INTEREST INCOME:
   Interest and fees on loans                                      $   19,915       $   19,065          $   57,891       $   56,358
   Interest on:
     U. S. Treasury Securities                                          3,984            4,722              12,827           14,520
     Obligations of other U. S. Government agencies
       and corporations                                                 6,715            5,333              17,534           16,841
     Obligations of states and political subdivisions                     799              800               2,163            2,583
   Interest on Federal funds sold and securities
     purchased under agreements to resell                                 679              864               2,059            2,400
   Interest on time deposits and other                                  1,346              958               3,264            3,855
                                                                   ----------       ----------          ----------       ----------
              Total interest income                                    33,438           31,742              95,738           96,557

 INTEREST EXPENSE:
   Interest on deposits                                                11,895           11,334              34,393           34,046
   Interest on federal funds purchased and securities
     sold under agreements to repurchase                                  435              281                 994              817
   Interest on capital notes                                                6                6                  18               18
   Interest on long term bonds and notes                                   88               96                 239              305
                                                                   ----------       ----------          ----------       ----------
              Total interest expense                                   12,424           11,717              35,644           35,186
                                                                   ----------       ----------          ----------       ----------

 NET INTEREST INCOME                                                   21,014           20,025              60,094           61,371
 PROVISION FOR LOAN LOSSES                                                494              287               1,203            3,213
                                                                   ----------       ----------          ----------       ----------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   20,520           19,738              58,891           58,158
                                                                   ----------       ----------          ----------       ----------

 Other Operating Income:
   Service charges on deposit accounts                                  2,948            2,699               8,626            8,117
   Income from fiduciary activities                                       616              646               1,766            1,854
   Securities gains (losses)                                              (13)             265                  97              221
   Other non-interest income                                            1,919            1,545               4,592            4,682
                                                                   ----------       ----------          ----------       ----------
              Total other operating income                              5,470            5,155              15,081           14,874

 Other Operating Expenses:
   Salaries and employee benefits                                       8,742            8,093              25,429           23,196
   Net occupancy expense of bank premises
     and equipment expense                                              3,379            2,546               8,353            7,271
   Other non-interest expense                                           5,183            5,534              16,606           16,311
                                                                   ----------       ----------          ----------       ----------
              Total other operating expenses                           17,304           16,173              50,388           46,778
                                                                   ----------       ----------          ----------       ----------

 EARNINGS BEFORE INCOME TAXES                                           8,686            8,720              23,584           26,254
 INCOME TAXES                                                           2,725            2,719               7,435            8,051
                                                                   ----------       ----------          ----------       ----------

 NET EARNINGS                                                      $    5,961       $    6,001              16,149           18,203
                                                                   ==========       ==========          ==========       ==========
 NET EARNINGS PER COMMON SHARE                                     $     0.79       $     0.79          $     2.14       $     2.41
                                                                   ==========       ==========          ==========       ==========
 DIVIDENDS PAID PER COMMON SHARE                                   $     0.23       $     0.17          $     0.69       $     0.51
                                                                   ==========       ==========          ==========       ==========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   7,555            7,550               7,555            7,550
                                                                   ==========       ==========          ==========       ==========

 * The statments of earnings have been restated for the acquisition of First State Bank and Trust Co., Baker, Louisiana which has been accounted for using the pooling-of-interests method.

    See notes to condensed consolidated financial statements.

                            HANCOCK HOLDING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
    FINANCIAL RESOURCES PROVIDED:                               1994          1993 *
    -----------------------------                             ---------     ---------
                                                                           (Restated)
    Cash Flows From Operating Activities:
      Net earnings                                            $  16,149     $  18,203
      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
          Depreciation                                            4,281         2,926
          Provision for loan losses                               1,203         3,213
          Gain on sales of investments                               97           221
          (Increase) decrease in interest receivable             (1,829)          615
          Amortization of intangible assets                         737           756
          Increase in interest payable                              896           572
          Other - net                                            (5,506)       (4,316)
                                                              ---------     ---------

        Net cash provided by Operating Activities                16,028        22,190
                                                              ---------     ---------

    Cash Flows from Investing Activities:
      Proceeds from sales/maturities of investment
        securities                                              154,942        94,627
      Purchase of investment securities                        (271,214)      (96,814)
      Net decrease (decrease) in federal funds sold and
        securities sold under agreements to repurchase           63,955        (9,875)
      Net (increase) decrease in loans                             (460)      (34,173)
      Purchase of property and equipment, net                    (3,968)       (2,381)
      Transfers from loans to other real estate                    (675)       (1,145)
      Proceeds from sale of other real estate                       695         1,530
                                                              ---------     ---------

        Net cash used in Investing Activities                   (56,725)      (48,231)
                                                              ---------     ---------

    Cash Flows from Financing Activities:
      Net increase in deposits                                   65,920        38,729
      Dividends paid                                             (5,270)       (3,921)
      Net increase (decrease) in federal funds purchased,
        securities sold under agreements to repurchase and
        other temporary funds                                    (1,446)       (7,272)
                                                              ---------     ---------

        Net cash provided by Financing Activities                59,204        27,536
                                                              ---------     ---------

    Net Decrease in Cash and Due from Banks                      18,507         1,495

    Cash and Due from Banks, Beginning                           96,073       107,800

    Cash and Due from Banks, Ending                           $ 114,580     $ 109,295
                                                              =========     =========

    * The statement of cash flows has been restated for the acquisition of First State Bank and Trust Co., Baker, Louisiana which has been accounted for using the pooling-of-interests method.

    See notes to condensed consolidated financial statements.

                            HANCOCK HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                (Nine Months Ended September 30, 1994 and 1993)


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

      ACQUISITION

           On April 29, 1994, the Company merged Hancock Bank of Louisiana, a wholly owned subsidiary of the Company, with First State Bank and Trust Company of East Baton Rouge Parish, Baker, Louisiana (BAKER). The merger was consummated by the exchange of all outstanding common stock of BAKER in return for approximately 520,000 shares of common stock of the Company. The merger was accounted for using the pooling of interests method, therefore all prior years' financial information has been restated. BAKER had total assets of approximately $75,000,000 and stockholders' equity of approximately $11,800,000 as of April 29, 1994. Net interest income and net earnings of Baker for the nine months ended September 30, 1993 and the four months ended April 29, 1994 which are included in the consolidated statements of earnings were $42,353,000, $717,000, $992,000 and $335,000 respectively.

           Following is a reconciliation of net interest income and net earnings for the nine months ended September 30, 1993 and of stockholders' equity at December 31, 1993 as previously reported to the amounts reported herein (in thousands).

      As previously reported     $58,928      $17,486      $143,826

      Merger with Baker            2,443          717        11,548
                                 -------      -------      --------

      As reported herein         $61,371      $18,203      $155,374
                                 =======      =======      ========

      PROPOSED ACQUISITIONS

           In July 1994, the Company agreed to merge Hancock Bank of Louisiana, a wholly owned subsidiary of the Company, with Washington Bank & Trust Company (Washington), Franklinton, Louisiana. The merger will be consummated by the exchange of all outstanding common stock of Washington in return for approximately 540,000 shares of common stock of the Company. Completion of the merger is contingent upon approval by Washington shareholders, the Louisiana Commissioner of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve. It is intended that the merger will be accounted for using the pooling of interests method. Washington had total assets of approximately $88,300,000 and stockholders' equity of approximately $12,300,000 as of September 30, 1994 and net earnings of approximately $928,000 for the nine month period then ended.

           In August of 1994, the Company agreed to merge First Denham Bancshares, Inc. (Bancshares). Bancshares owns 100% of the stock of First National Bank of Denham Springs, Denham Springs, Louisiana. The merger will be consummated by the exchange of all outstanding common stock of Bancshares in return for approximately $4,000,000 cash and 770,000 shares of common stock of the Company. Completion of the merger is contingent upon approval by Bancshares shareholders, the Federal Reserve and the Federal Deposit Insurance Corporation. It is intended that the merger will be accounted for using the purchase method. Bancshares had total assets of approximately $109,300,000 and stockholders' equity of $10,900,000 as of September 30, 1994 and net earnings of approximately $2,000,000 for the nine month period then ended.

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

           The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                             Restated    Restated
                                       Sept. 30   June 30    March 31   December 31
                                         1994       1994       1994        1993
                                       --------   -------    --------   -----------
      Total securities to total
           deposits                      51.2%      50.0%      48.6%       46.3%

      Total loans (net of unearned
           discount) to total
           deposits                      49.9%      50.3%      49.1%       45.6%

      Interest-earning assets
           to total assets               90.8%      91.6%      90.9%       91.5%

      Interest-bearing deposits
           to total deposits             78.7%      78.5%      78.5%       78.5%

      Capital Resources

           The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                                             Restated    Restated
                                       Sept. 30   June 30    March 31   December 31
                                         1994       1994       1994        1993
                                       --------   -------    --------   -----------
      Equity capital to total             8.42%     8.40%      8.20%        8.16%
        assets (1)

      Total capital to risk-weighted     17.39%    17.18%     17.35%       16.28%
        assets (2)

      Tier 1 Capital to risk-weighted    16.14%    15.93%     16.10%       15.03%
        assets (3)

      Leverage Capital to total           8.22%     8.17%      7.95%        7.90%
        assets (4)

      Fixed assets to equity capital     21.00%    21.60%     22.10%       22.70%

      (1) Equity capital consists of stockholder's equity (common stock, capital surplus and undivided profits).

      (2) Total capital consists of equity capital less intangible assets plus a limited amount of loan loss reserves. Risk-weighted assets represent the assigned risk portion of all on and off balance sheet assets. Based on Federal Reserve Board guidelines, assets are assigned a risk factor percentage from 0% to 100%. A minimum ratio of total capital to risk-weighted assets of 8% is required.

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


      RESULTS OF OPERATIONS

      Net Earnings

           Net earnings decreased $40,000 or 1% for the third quarter of 1994 compared to the third quarter of 1993. Net earnings for the first nine months of 1994 decreased $2,054,000 or 11% from the comparable period in 1993. The decline in earnings in the third quarter and first nine months of 1994 is largely attributable to a decreased net interest margin as a result of lower loan and investment rates and increased operating expenses.

                                                                              Restated                    Restated
                                                             Three Months Ended Sept. 30  Nine Months Ended Sept. 30
                                                             ---------------------------  --------------------------
                                                                 1994           1993         1994           1993
                                                                ------         ------       ------         ------
      Results of Operations:

        Return on average assets                                 1.12%          1.29%        1.11%          1.36%

        Return on average equity                                14.29%         15.90%       13.30%         16.40%

      Net Interest Income:

        Return on average interest-earning assets
          (tax equivalent)                                       7.40%          7.52%        7.28%          7.70%

        Cost of average interest-bearing funds                   3.49%          3.54%        3.46%          3.56%
                                                                ------         ------       ------         ------

        Net interest spread                                      3.91%          3.98%        3.82%          4.14%
                                                                ======         ======       ======         ======
        Net interest margin
          (net interest income on a tax equivalent basis
          divided by average interest-earning assets)            4.77%          4.79%        4.61%          5.00%
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

                                                                          Restated                      Restated
                                                          Three Months Ended Sept. 30   Nine Months Ended Sept. 30
                                                          ---------------------------   --------------------------
                                                              1994          1993           1994           1993
                                                             ------        ------         ------         ------
      Annualized net charge-offs to average loans             0.32%         0.20%          0.21%          0.35%

      Annualized provision for loan losses to average         0.22%         0.10%          0.18%          0.53%
        loans

      Average reserve for loan losses to average loans        1.63%         1.87%          1.64%          1.86%


      Income Taxes

           The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first nine months of 1994 was $2,765,000 compared to $3,246,000 for the comparable period in 1993. Income tax expense decreased from $8,050,500 in the first nine months of 1993 to $7,435,000 in the first nine months of 1994. This decrease is primarily due to decreased net income.

                          Part II - OTHER INFORMATION


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 (27)   Selected Financial Data

           (b)   Reports on Form 8-K - None

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HANCOCK HOLDING COMPANY
                                                     Registrant


         October 25, 1994               By:    /s/ Leo W. Seal, Jr.
              Date                             Leo W. Seal, Jr.
                                               President and CEO



         October 25, 1994               By:    /s/ George A. Schloegel
              Date                             George A. Schloegel
                                               Vice-Chairman of the Board

                              INDEX TO EXHIBITS



           Exhibit                                       Page
           Number          Description                  Number
           -------         -----------                  ------

             (27)     Selected Financial Data
