Form 10-K405
HANCOCK HOLDING CO
filed 1995-03-31
CIK 750577

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1994 .

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to _____________________.
Commission file number    0-13089
                          -------

                             Hancock Holding Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Mississippi                               64-0693170
------------------------------------------   ---------------------------------
 (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)               Number)

 One Hancock Plaza, Gulfport, Mississippi            39501
------------------------------------------   ---------------------------------
 (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code      (601) 868-4715
                                                  ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
          Title of Each Class                    Which Registered
          -------------------                ------------------------
                NONE                                  NONE

Securities registered pursuant to Section 12(g) of the Act:


                          COMMON STOCK, $3.33 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes    X        No
                                  -------        -------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No
                                               -------        -------



                                   Continued

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 14, 1995 was approximately $177,832,000. For purposes of this calculation only, shares held by non-affiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

       On December 31, 1994 the registrant had outstanding 7,562,049 shares of common stock for financial statement purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 filed with the Registrant's definitive proxy materials on January 28, 1995 are incorporated herein by reference into Part II of this report.

       Portions of the definitive Proxy Statement used in connection with the registrant's Annual Meeting of Stockholders to be held February 23, 1995 filed by the Registrant on January 28, 1995 are herein incorporated by reference into
Part III of this report.

                                     PART I

                               ITEM 1 - BUSINESS

                       BACKGROUND AND CURRENT OPERATIONS

BACKGROUND

GENERAL:

     Hancock Holding Company (the "Company") was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company, headquartered in Gulfport, Mississippi, operates 58 banking offices and 85 automated teller machines ("ATM's") (29 of which are free-standing) in the states of Mississippi and Louisiana through two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi ("Hancock Bank MS") and Hancock Bank of Louisiana, Baton Rouge, Louisiana ("Hancock Bank LA"). Hancock Bank MS and Hancock Bank LA hereinafter are referred to collectively as the "Banks."

     The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company's operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 1994, the Company had total assets of $1.9 billion and employed on a full-time basis 819 persons in Mississippi and 383 persons in Louisiana.

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

     Beginning with the 1985 acquisition of the Pascagoula-Moss Point Bank ("PMP") in Pascagoula, Mississippi, the Company has acquired approximately $685.9 million in assets and approximately $618.2 million in deposit liabilities through selected acquisitions or purchase and assumption transactions.

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

     In August 1990, the Company formed Hancock Bank LA for the purpose of assuming the deposit liabilities and acquiring the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust ("AmBank") Baton Rouge, Louisiana, from the Federal Deposit Insurance Corporation ("FDIC"). As a result of this transaction, Hancock Bank LA acquired 15 banking offices in the greater Baton Rouge area, approximately $337.5 million in assets and approximately $300.9 million in deposit liabilities. At December 31, 1994, Hancock Bank LA's deposits were $506 million. It is currently one of the five largest banks in East Baton Rouge Parish. Economic expansion in East Baton Rouge Parish has resulted primarily from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries.

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

       In April 1994, the Company merged Hancock Bank of Louisiana, a wholly owned subsidiary of the Company with First State Bank and Trust Company of East Baton Rouge Parish, Baker, Louisiana. The merger was consummated by the exchange of all outstanding common stock of First State Bank in return for 527,235 shares of common stock of the Company. The merger was accounted for using the pooling-of-interests method, therefore all prior years' financial information has been restated.

       In July 1994, the Company agreed to merge Hancock Bank of Louisiana with Washington Bank & Trust Company ("Washington"), Franklinton, Louisiana. The merger was consummated by the exchange of all outstanding common stock of Washington in return for 542,350 shares of common stock of the Company. The merger was accounted for using the pooling-of- interests method on February 1, 1995. Washington had total assets of approximately $86,100,000 (unaudited) and stockholders' equity of approximately $12,400,000 (unaudited) as of December 31, 1994 and net earnings of approximately $1,300,000 (unaudited) for the year then ended.

       On January 13, 1995, the Company merged with First Denham Bancshares, Inc. ("Bancshares") which owns 100% of the stock of First National Bank of Denham Springs, Denham Springs, Louisiana. The merger was in return for approximately $4,000,000 cash and 774,098 shares of common stock of the Company. The merger was accounted for using the purchase method. Bancshares had total assets of approximately $111,000,000 (unaudited) and stockholders' equity of approximately $10,300,000 (unaudited) as of December 31, 1994 and net earnings of approximately $2,500,000 (unaudited) for the year then ended.


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

       The Banks hold nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 1994, the book value of nonperforming assets held for resale was approximately $808 thousand.

SECURITIES PORTFOLIO:

     The Banks maintain portfolios of securities consisting primarily of U.S. Treasury securities, U.S. Government agency issues and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, the Banks invest only in high grade investment quality securities with acceptable yields and generally with maturities or durations of less than 7 years.

Investments are limited by the Banks' policies to securities having a rating of no less than "Baa" by Moody's Investors' Service, Inc., except that non-rated but creditworthy general obligations of Mississippi or Louisiana governmental agencies or political subdivisions are permissible.

DEPOSITS:

     The Banks have a number of programs designed to attract depository accounts which are offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks offer 85 ATMs, 56 ATMs at their 58 banking offices and 29 free-standing ATMs at other locations. As members of regional and international ATM networks such as "GulfNet", "PLUS" and "CIRRUS", the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing of such deposits and to a certain extent through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with or, in some cases, slightly below other financial institutions in the Banks' respective market areas.

TRUST SERVICES:

     The Banks', through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator, or guardian in administering estates. Also provided are investment custodial services for individual, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 1994, the Trust Departments of the Banks had approximately $1.6 billion of assets under management, of which $1.0 billion were corporate accounts and $600 million were personal, employee benefit, estate and other trust accounts.

OPERATING EFFICIENCY STRATEGY:

     The primary focus of the Company's operating strategy is to increase operating income and to reduce operating expense. Management has taken steps beginning in January of 1988 to improve operating efficiencies and as a result, employees at Hancock Bank MS have been reduced from 0.78 per $1.0 million in assets in February 1988 to .60 as of December 31, 1994. Since its acquisition in August 1990, Hancock Bank LA's employees have been reduced from 0.97 per $1.0 million of assets to .67 as of December 31, 1994. Management annually establishes an employee to asset goal for each Bank. The Banks also have set an internal long range goal of at least covering total salary and benefit costs by fee income. The ratio of fee income to total salary and benefit costs is $.53 per $1.00 of total salary and benefit costs at Hancock Bank MS. Hancock Bank LA has a higher level of fee income and through December 31, 1994 has achieved a ratio of $.77 to $1.00 of salary and benefit costs.

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

       During 1994, the Company began offering alternative investments through a third party vendor. The Investment Center is now located in several branch locations in Mississippi and Louisiana to accommodate the investment needs of customers which fall outside the traditional commercial bank product line.

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

     The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies. The regulatory capital of a bank holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve's evaluation of a bank holding company and any applications by the bank holding company to the

Federal Reserve. If regulatory capital falls below minimum guideline levels, a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. In addition, a financial institution's failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. There are two measures of regulatory capital presently applicable to bank holding companies, (1) risk-based capital and (2) leverage capital ratios.

     The Federal Reserve rates bank holding companies by a component and composite 1-5 rating system ("BOPEC"). The leverage ratios adopted by the Federal Reserve requires all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% to 5% of total assets. Certain bank holding companies having a composite 1 BOPEC rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholder's equity; minority interest in equity accounts of consolidated subsidiaries; and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company's leverage ratio at December 31, 1994, was 8.59%.

     The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories; these are 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. The risk weight of off-balance sheet items such as standby letters of credit is determined by a two-step process. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. Then, the result is assigned to one of the four risk categories. At December 31, 1994, the Company's off-balance sheet items aggregated $194.5 million; however, after the credit conversion these items represented $13.2 million of balance sheet equivalents.

     The primary component of risk-based capital is defined as Tier 1 Capital, which is essentially equal to common stockholders' equity, plus a certain portion of perpetual preferred stock. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general reserves for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. Under these guidelines bank holding companies are required to maintain a ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8%. At December 31, 1994, the Company's Tier 1 and Total Capital ratios were 16.87% and 17.78%, respectively.

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

       With passage of "The Interstate Banking and Branching Efficiency Act" adequately capitalized bank holding companies will be permitted to acquire control of banks in any state. States could limit acquisition eligibility and states also can opt-in to interstate branching earlier, or opt-out before the June 1, 1997 date. Branching where an out of state bank opens a new branch in another state would require a state's specific approval. The legislation further provides that no bank could acquire more than ten percent of nationwide insured deposits or thirty percent of deposits statewide. States would have the right to waive the thirty percent limit. Additional provisions require that interstate activities conform to the Community Reinvestment Act.

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

     The activities of the Company are also restricted by the provisions of the Glass-Steagall Act of 1933 (the "Act"). The Act prohibits the Company from owning subsidiaries engaged principally in the issue, floatation, underwriting, public sale or distribution of securities. The interpretation, scope and application of the provisions of the Act currently are being reviewed by regulators and legislators. The outcome of the current examination and appraisal of the provisions in the Act and effect of such outcome on the ability of bank holding companies to engage in securities- related activities cannot be predicted.

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

       There is currently a proposal by the FDIC to lower banks' deposit insurance premiums from the current rates of 23 to 31 cents per hundred dollars in insured deposits to a rate of 4 to 31 cents. This change is scheduled to be effective in the third quarter of 1995 and will reduce the Banks' premium payments. The Banks have received a risk classification of 1A for assessment purposes and paid BIF premiums of 23 cents per hundred dollars of insured deposits which amounted to $3.8 million in 1994.

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

       The FDIC Improvement Act contains a "prompt regulatory action" section which is intended to resolve problem institutions at the least possible long-term cost to the deposit insurance funds. Pursuant to this section, which applies to both banks and savings associations, the federal banking agencies are required to prescribe both a leverage limit and a risk- based capital requirement indicating levels at which institutions will be deemed to be "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In the case of a depository institution which is "critically undercapitalized" (a term defined to include institutions which still have a positive net worth), the federal banking regulators are generally required to appoint a conservator or receiver.

       The FDIC Improvement Act further requires regulators to perform annual on-site bank examinations, places limits on real estate lending and tightens audit requirements. The new legislation eliminated the "too big to fail" doctrine, which protects uninsured deposits of large banks, and restricts the ability of undercapitalized banks to obtain extended loans from the Federal Reserve Board discount window. As previously discussed, deposit insurance premiums for the Bank Insurance Fund have changed from flat premiums to fees that will require banks engaging in risk practices or with low capital to pay higher deposit insurance premiums than conservatively managed banks. The FDIC Improvement Act also imposes new disclosure requirements relating to fees charged and interest paid on checking and deposit accounts. Most of the significant changes brought about by the FDIC Improvement Act required new regulations.

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


          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY
                      AND INTEREST RATES AND DIFFERENTIALS

       Net interest income, the difference between interest income and interest expense, is the most significant component of the Banks earnings. For internal analytical purposes, management adjusts net interest income to a "taxable equivalent" basis using a 34% in 1992, 35% in 1993 and 1994 federal tax rate on tax exempt items (primarily interest on municipal securities).

       Another significant statistic in the analysis of net interest income is the effective interest differential, which is the difference between the average rate of interest earned on earning assets and the effective rate paid for all funds, non- interest bearing as well as interest bearing. Since a portion of the Bank's deposits do not bear interest, such as demand deposits, the rate paid for all funds is lower than the rate on interest bearing liabilities alone. The rate differential for the years 1993 and 1994 was 4.88% and 4.60%, respectively.

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

                                        Comparative Average Balances - Yields and Costs
                                        -----------------------------------------------

                                                                Years Ended December 31,
                                 ---------------------------------------------------------------------------------------
                                           1992                           1993                          1994
                                 -------------------------    ---------------------------    ---------------------------
                                           Amount   Average               Amount   Average              Amount   Average
                                Average  Paid or   Yield or    Average   Paid or  Yield or   Average   Paid or  Yield or
                                Amount    Earned     Rate      Amount     Earned    Rate      Amount    Earned    Rate
                                -------  --------  --------    -------   -------- --------    -------  --------  -------
                                                                (Amounts in thousands)
ASSETS
Earning assets:
  Investment securities:
    U.S. Treasury              $  277,614  $ 19,750   7.11%  $  278,842   $ 18,998   6.81%  $  310,191  $ 16,838   5.43%
    U.S. Government               335,388    23,985   7.15%     391,740     21,932   5.60%     419,064    24,772   5.91%
    Municipal securities           54,153     6,438  11.89%      42,736      5,167  12.09%      46,706     4,847  10.38%
    Other securities               66,565     4,782   7.18%      85,712      4,775   5.57%      75,956     4,713   6.07%
  Federal funds sold & repos       98,933     3,424   3.46%     114,337      3,245   2.84%      67,948     2,662   3.92%
  Interest bearing deposits         1,121        41   3.66%         597         25   4.19%         576        32   5.56%
  Net loans (1)(2)(3)             745,048    75,969  10.20%     798,168     75,929   9.51%     859,926    78,656   8.96%
                               ----------  --------  ------  ----------   --------  ------  ----------  --------  ------
    Total earning assets/
      interest income           1,578,822   134,389   8.51%   1,712,132    130,071   7.60%   1,780,367   132,520   7.35%
  Less: reserve for loan losses   (12,323)             ---      (14,545)              ---      (14,120)             ---

  Nonearning assets:
    Cash and due from banks        88,559              ---      100,774               ---      107,661              ---
    Fixed assets                   35,073              ---       34,045               ---       34,298              ---
    Other assets                   45,825              ---       45,874               ---       49,544              ---
                               ----------  --------  ------  ----------   --------  ------  ----------  --------  ------
      Total assets             $1,735,956  $134,389   7.74%  $1,878,280   $130,071   6.93%  $1,957,750  $132,520   6.68%
                               ==========  ========  ======  ==========   ========  ======  ==========  ========  ======
  LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits:
      Savings, NOW and money
        market                 $  611,662  $ 20,279   3.32%  $  690,662   $ 18,733   2.71%  $  728,624  $ 20,080   2.76%
      Time                        642,111    32,094   5.00%     631,451     26,522   4.20%     628,684    26,487   4.21%
    Federal funds purchased        21,261       677   3.18%      18,023        537   2.98%      18,622       754   4.05%
    Reverse repurchase agreement   22,571       731   3.24%      22,480        484   2.15%      24,710       718   2.91%
    Long-term bonds and notes       6,523       543   8.32%       4,501        333   7.40%       3,656       256   7.00%
    Capital notes & other
      borrowings                      480        24   5.00%       1,163         90   7.74%       1,571        76   4.84%
                               ----------  --------  ------  ----------   --------  ------  ----------   -------  ------

      Total interest bearing
        liabilities/interest
        expense                 1,304,608    54,348   4.17%   1,368,280     46,699   3.41%   1,405,867    48,371   3.44%

  Noninterest bearing liabilities:
    Demand                        286,221              ---      348,665               ---      375,728              ---
    Other liabilities              13,860              ---       12,699               ---       13,073              ---
    Stockholders' equity          131,267              ---      148,636               ---      163,082              ---
                               ----------  --------  -----   ----------   --------  ------  ----------  --------  ------

    Total liabilities &
      stockholders' equity     $1,735,956  $ 54,348   3.13%  $1,878,280   $ 46,699   2.49%  $1,957,750  $ 48,371   2.47%
                               ==========  ========  ======  ==========   ========  ======  ==========  ========  ======

Interest earning assets        $1,578,822                    $1,712,132                     $1,780,367
Interest bearing liabilities   $1,304,608                    $1,368,280                     $1,405,867
Interest income                            $134,389                       $130,071                      $132,520
Interest expense                             54,348                         46,699                        48,371
                                           --------                       --------                      --------
Interest income/interest
  earning assets                                      8.51%                          7.60%                         7.35%
Interest expense/interest
  bearing liabilities                                 4.17%                          3.41%                         3.50%
Interest spread                                       4.35%                          4.18%                         3.84%
Interest differential                      $ 80,041                       $ 83,372                      $ 84,149
                                           ========                       ========                      ========
Interest margin                                       5.07%                          4.87%                         4.63%

----------

(1) Includes tax equivalent adjustments to interest earned of $2.5 million, $2.3 million and $2.1 million in 1992, 1993 and 1994 respectively, using an effective tax rate of 34% in 1992 and 35% in 1993 and 1994.

(2) Interest earned includes fees on loans of $2.9 million in 1992, $3.1 million in 1993 and $2.9 million in 1994.

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

                                          Analysis of Changes in Net Interest Income
                                          ------------------------------------------

                                                               Years Ended December 31,
                             ------------------------------------------------------------------------------------------
                                         1992                           1993                            1994
                             ---------------------------    ---------------------------     ---------------------------
                             Volume      Rate      Total    Volume      Rate      Total     Volume      Rate      Total
                             ------      ----      -----    ------      ----      -----     ------      ----      -----
                                                                (Amounts in thousands)
INTEREST INCOME
  Investment securities:
    U.S. Treasury            $  (186)   $(1,804)   $(1,990)   $    87  $   (839)   $  (752)  $ 2,136   $ (4,296)  $(2,160)
    U.S. Government agencies  10,769     (3,069)     7,700      4,030    (6,083)    (2,053)    1,530      1,310     2,840
    Municipals (1)            (1,253)       195     (1,058)    (1,357)       86     (1,271)      480       (800)     (320)
    Other securities           3,731       (642)     3,089      1,376    (1,383)        (7)     (544)       482       (62)
  Federal funds sold            (826)    (2,014)    (2,840)       553      (712)      (179)   (1,317)       734      (583)
  Interest bearing deposits
    with banks                  (527)        (8)      (535)       (19)        3        (16)       (1)         8         7
  Net loans                    2,113     (5,873)    (3,760)     5,416    (5,456)       (40)    5,875     (3,148)    2,727
                             -------    -------    -------    -------  --------    -------   -------   --------   -------
    Total                     13,821    (13,215)       606     10,066   (14,384)    (4,318)    8,159     (5,710)    2,449
                             -------    -------    -------    -------  --------    -------   -------   --------   -------

INTEREST EXPENSE
  Deposits:
    Savings, NOW and money
      market                   9,048     (9,572)      (524)     2,619    (4,165)    (1,546)    1,030        317     1,347
    Time                      (3,063)   (10,203)   (13,266)      (533)   (5,039)    (5,572)     (116)        81       (35)
  Federal funds purchased         29       (472)      (443)      (103)      447        344        18        199       217
  Reverse repurchase
    agreements                (1,011)      (504)    (1,515)        (3)     (728)      (731)       48        186       234
  Long-term bonds and
    notes                     (1,524)       (50)    (1,574)      (168)      (42)      (210)      (63)       (14)      (77)
  Capital notes                   --         --         --         34        32         66        32        (46)      (14)
                             -------    -------    -------    -------  --------    -------   -------   --------   -------
    Total                      3,479    (20,801)   (17,322)     1,846    (9,495)    (7,649)      949        723     1,672
                             -------    -------    -------    -------  --------    -------   -------   --------   -------

Increase (decrease) in
  net interest income        $10,342    $ 7,586    $17,928    $ 8,220  $ (4,889)   $ 3,331   $ 7,210   $ (6,433)  $   777
                             =======    =======    =======    =======  ========    =======   =======   ========   =======

----------

(1) Yields on tax-exempt investments have been adjusted to a tax equivalent basis utilizing a 34% effective tax rate in 1992 and 35% in 1993 and 1994.

RATE SENSITIVITY

       In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is to attempt to maintain a stable net interest margin in periods of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. At December 31, 1994, the Company's cumulative interest sensitivity gap in the one year interval was (17.15%) as compared to a cumulative interest sensitivity gap in the one year interval of (19.72%) at December 31, 1993. The percentage reflects a higher level of interest sensitive liabilities than assets repricing within one year. Generally, where rate sensitive liabilities exceed rate sensitive assets, the net interest margin is expected to be positively impacted during periods of decreasing interest rates and negatively impacted during periods of increasing rates.

       The following tables set forth the Company's interest rate sensitivity gap at December 31, 1994 and December 31, 1993:

             Analysis of Interest Sensitivity at December 31, 1994
             -----------------------------------------------------



                                                     After Three
                                          Within       Through        One        After Five
                                          Three         Twelve      Through      Years and
                                          Months        Months     Five Years   Insensitive      Total
                                        ---------     ---------    ----------   -----------    ----------
                                                           (Amounts in thousands)
Net loans                               $ 225,264     $  58,279     $ 379,946    $ 217,798     $  881,287
Securities and time deposits              263,390       175,697       331,301       83,754        854,142
Federal funds                              34,600            --            --           --         34,600
                                        ---------     ---------     ---------    ---------     ----------
Total earning assets                    $ 523,254     $ 233,976     $ 711,247    $ 301,552     $1,770,029
                                        =========     =========     =========    =========     ==========
                                            29.56%        13.22%        40.18%       17.04%        100.00%
                                        =========     =========     =========    =========     ==========
Interest bearing deposits, excluding
  CD's greater than $100,000            $ 516,219     $ 380,990     $ 264,132    $     241     $1,161,582
CD's greater than $100,000                 59,854        47,282        61,210          230        168,576
Short-term borrowings                      54,324            --            --           --         54,324
Other borrowings                            1,386           700         2,255           --          4,341
                                        ---------     ---------     ---------    ---------     ----------
Total interest-bearing funds              631,783       428,972       327,597          471      1,388,823
Interest-free funds                            --            --            --      381,206        381,206
                                        ---------     ---------     ---------    ---------     ----------
Funds supporting earning assets         $ 631,783     $ 428,972     $ 327,597    $ 381,677     $1,770,029
                                        =========     =========     =========    =========     ==========
                                            35.69%        24.24%        18.51%       21.56%        100.00%
                                        =========     =========     =========    =========     ==========
Interest sensitivity gap                $(108,529)    $(194,996)    $ 383,650    $ (80,125)    (1,735,429)
Cumulative gap                          $(108,529)    $(303,525)    $  80,125           --      1,770,029
Percent of total earning assets             (6.13%)      (17.15%)        4.53%          --         100.00%
                                        =========     =========     =========    =========     ==========

            Analysis of Interest Sensitivity at December 31, 1993
            -----------------------------------------------------

                                                     After Three
                                          Within       Through        One        After Five
                                          Three         Twelve      Through      Years and
                                          Months        Months     Five Years   Insensitive      Total
                                        ---------     ---------    ----------   -----------    ----------
                                                           (Amounts in thousands)
Net loans                               $ 236,268     $  87,134     $ 378,552    $ 172,603     $  874,557
Securities and time deposits              170,805       175,697       351,441       83,754        781,697
Federal funds                              97,705            --            --           --         97,705
                                        ---------     ---------     ---------    ---------     ----------
Total earning assets                    $ 504,778     $ 262,831     $ 729,993    $ 256,357     $1,753,959
                                        =========     =========     =========    =========     ==========
                                            28.78%        14.99%        41.62%       14.62%        100.00%
                                        =========     =========     =========    =========     ==========
Interest bearing deposits, excluding
  CD's greater than $100,000            $ 639,836     $ 323,572     $ 207,071    $     909     $1,171,388
CD's greater than $100,000                 60,473        41,623        49,486          230        151,812
Short-term borrowings                      45,799            --            --           --         45,799
Other borrowings                            1,373           780         3,588          320          6,061
                                        ---------     ---------     ---------    ---------     ----------
Total interest-bearing funds              747,481       365,975       260,145        1,459      1,375,060
Interest-free funds                            --            --            --      378,899        378,899
                                        ---------     ---------     ---------    ---------     ----------
Funds supporting earning assets         $ 747,481     $ 365,975     $ 260,145    $ 380,358     $1,753,959
                                        =========     =========     =========    =========     ==========
                                            42.62%        20.87%        14.83%       21.69%        100.00%
                                        =========     =========     =========    =========     ==========
Interest sensitivity gap                $(242,703)    $(103,144)    $ 469,848    $(124,001)            --
Cumulative gap                          $(242,703)    $(345,847)    $ 124,001           --             --
Percent of total earning assets            (13.84%)      (19.72%)        7.07%          --             --
                                        =========     =========     =========    =========     ==========

       The Company had income tax expense of $9.9 million and $10.2 million for the years ended December 31, 1994 and 1993, respectively. This represents effective tax rates of 31.2% and 30.4% for December 31, 1994 and 1993, respectively; a greater portion of the Company's income in 1994 has been generated from taxable sources contributing to the rise in the effective tax rate.

PERFORMANCE AND EQUITY RATIOS

       The following table sets forth, for the periods indicated, the percentage of net income to average assets and average stockholders' equity, the percentage of common stock dividends to net income and the percentage of average stockholders' equity to average assets.

                                                     Years Ended December 31,
                                                     ------------------------
                                                       1992    1993    1994
                                                       ----    ----    ----
Return on average assets (%)                           1.17    1.24    1.11
Return on average stockholders' equity (%)            15.42   15.72   13.36
Dividend payout ratio (%)                             25.83   29.13   32.37
Average stockholders' equity to average assets (%)     7.57    7.91    8.33

SECURITIES PORTFOLIO

       The Company generally purchases securities to be held to maturity, with a maturity schedule that provides ample liquidity. Securities classified as held-to-maturity are carried at amortized cost. Certain securities have been classified as available-for-sale based on management's internal assessment of the portfolio considering future liquidity and earning requirements. The December 31, 1994 book value of the held-to-maturity portfolio was $833 million and the market value was $815 million. The available-for-sale portfolio balance was $20 million at December 31, 1994.

       The book and market values of securities classified as available-for-sale as of December 31, 1994, and held-for-sale as of December 31, 1993, were as follows (in thousands):

                                       December 31, 1994                           December 31, 1993
                            ---------------------------------------     ---------------------------------------
                                        Gross     Gross                             Gross     Gross
                              Book   Unrealized  Unrealized  Market       Book   Unrealized  Unrealized  Market
                              Value     Gains      Losses    Value        Value     Gains      Losses    Value
                            -------- ----------  ----------  ------     -------- ----------  ----------  ------
CMO's                       $ 19,385   $  134     $   743   $ 18,776    $ 27,314   $   791    $  209   $ 27,896
Municipal obligations            997        0          26        971         930        10         0        940
                            --------   ------     -------   --------    --------   -------    ------   --------

                            $ 20,382   $  134     $   769   $ 19,747    $ 28,244   $   801    $  209   $ 28,836
                            ========   ======     =======   ========    ========   =======    ======   ========

       The book value, book yield and market value of the securities classified as available-for-sale as of December 31, 1994, by estimated maturity, were as follows (in thousands):

                                          Book Value  Yield (%)  Market Value
                                          ----------  ---------  ------------
Due in one year or less                    $     31     4.12       $     31
Due after one year through five years           966     4.20            940
Due after five years through ten years       19,385     6.05         18,776
                                           --------     ----       --------

                                           $ 20,382     5.96       $ 19,747
                                           ========     ====       ========

       The book value and market values of securities classified as held-to-maturity as of December 31, 1994, and December 31, 1993, were as follows (in thousands):

                                       December 31, 1994                           December 31, 1993
                            ---------------------------------------     ---------------------------------------
                                        Gross     Gross                             Gross     Gross
                              Book   Unrealized  Unrealized  Market       Book   Unrealized  Unrealized  Market
                              Value     Gains      Losses    Value        Value     Gains      Losses    Value
                            -------- ----------  ----------  ------     -------- ----------  ----------  ------
U.S. Treasury Securities    $271,664   $  362     $ 5,000   $267,026    $279,461   $ 6,048    $  104   $285,405
Other U.S. Govt obligations  270,727      194       6,618    264,303     237,487     5,457       427    242,517
Municipal obligations         57,073      968       1,297     56,744      38,737     3,544       459     41,822
Other securities              15,746       92         520     15,318      13,316         3        76     13,243
Mortgage-backed securities   129,028      349       4,129    125,248      95,406     1,737     2,583     94,560
CMO's                         88,807       57       2,999     85,865      87,171     2,148       250     89,069
                            --------   ------     -------   --------    --------   -------    ------   --------

                            $833,045   $2,022     $20,563   $814,504    $751,578   $18,937    $3,899   $766,616
                            ========   ======     =======   ========    ========   =======    ======   ========

       The book value, book yield and market value of the securities classified as held-to-maturity as of December 31, 1994, by contractual maturity, were as follows (in thousands):

                                          Book Value  Yield (%)  Market Value
                                          ----------  ---------  ------------
Due in one year or less                    $161,154     4.87       $159,904
Due after one year through five years       307,313     6.40        301,079
Due after five years through ten years      122,204     6.99        118,353
Due after ten years                         242,374     7.17        235,168
                                           --------     ----       --------

                                           $833,045     6.40       $814,504
                                           ========     ====       ========

LOAN PORTFOLIO

       The following tables set forth, for the periods indicated, the composition of the loan portfolio of the Company:

                                                                    Loan Portfolio
                                                                    --------------

                                                                     December 31,
                                            ------------------------------------------------------------
                                              1990         1991         1992         1993         1994
                                              ----         ----         ----         ----         ----
                                                               (Amounts in thousands)
Real estate:
  Residential mortgages 1-4 family          $166,558     $182,981     $198,308     $201,633     $227,574
  Residential mortgages multifamily            3,352        5,308        8,130        7,509        8,476
  Home equity lines                           10,505       12,205       13,412       13,858       13,628
  Construction and development                 8,294       10,815       15,462       22,785       40,039
  Nonresidential                             119,987      121,657      107,338      117,638      125,142
Commercial, industrial and other             139,018      137,728      149,121      147,042      104,640
Consumer                                     256,160      270,160      275,043      345,059      339,248
Lease financing and depository
  institutions                                 4,044        9,733        6,079        6,673       10,075
Political subdivisions                        18,337       15,710       12,791       11,668       12,806
Credit card                                    3,616       16,432       26,482       26,581       27,087
                                            --------     --------     --------     --------     --------
                                             729,871      782,729      812,166      900,446      908,715
  Less, unearned income                       19,738       19,713       21,703       25,888       27,428
                                            --------     --------     --------     --------     --------
  Net loans                                 $710,133     $763,016     $790,463     $874,558     $881,287
                                            ========     ========     ========     ========     ========

       1990 consumer loan balances reflect an increase of 99.8% as a result of the acquisitions of MNB (approximately $7.8 million) and AmBank (approximately $127.0 million).

       Prior to July 1991, a correspondent bank of Hancock Bank MS issued credit cards under the Bank's name to customers of Hancock Bank MS and retained the outstanding receivables. In July 1991, Hancock Bank MS purchased, at par, from its correspondent bank, certain credit cards with outstanding balances of approximately $7.8 million and simultaneously transferred, at par, the cards and balances to Hancock Bank LA. The resulting combined consumer and corporate credit card portfolio aggregated approximately $11.5 million with approximately 17,700 cards outstanding. At December 31, 1994, the portfolio balance had increased to approximately $27.1 million with approximately 35,000 cards outstanding.

       The following table sets forth, for the periods indicated, the approximate maturity by type of the loan portfolio of the Company:

                                                           Loan Maturity Schedule
                                                           ----------------------

                                      December 31, 1993                          December 31, 1994
                            ---------------------------------------    ---------------------------------------
                                       Maturity Range                             Maturity Range
                            ---------------------------------------    ---------------------------------------
                                      After One                                  After One
                             Within    Through  After Five              Within    Through  After Five
                            One Year  Five Years  Years     Total      One Year  Five Years  Years     Total
                            --------  ----------  -----     -----      --------  ----------  -----     -----
                                                          (Amounts in thousands)
Commercial, industrial and
  other                     $ 95,940   $ 40,137  $ 10,965  $147,042    $ 51,956   $ 43,750  $  8,934  $104,640
Real estate - construction    13,259      7,579     1,947    22,785      21,169     12,798     6,072    40,039
All other loans              157,818    337,445   235,356   730,619     238,663    323,398   201,975   764,036
                            --------   --------  --------  --------    --------   --------  --------  --------

Total loans                 $267,017   $385,161  $248,268  $900,446    $311,788   $379,946  $216,981  $908,715
                            ========   ========  ========  ========    ========   ========  ========  ========

       The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is shown below:


                 Loan Sensitivity to Changes in Interest Rates


                                                     December 31, December 31,
                                                        1993         1994
                                                     -----------  -----------
                                                      (Amounts in thousands)
Commercial, industrial, and real estate construction
  maturing after one year:
    Fixed rate                                        $ 33,956     $ 52,398
    Floating rate                                       26,672       19,156
Other loans maturing after one year:
    Fixed rate                                         537,552      459,031
    Floating rate                                       35,249       66,342
                                                      --------     --------

Total                                                 $633,429     $596,927
                                                      ========     ========

NONPERFORMING ASSETS

       The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans, real estate owned and loans past due 90 days or more and still accruing:

                                                                     December 31,
                                               --------------------------------------------------------
                                                1990         1991        1992         1993         1994
                                                ----         ----        ----         ----         ----
                                                                 (Amounts in thousands)
Nonaccrual loans:
  Real estate                                 $ 3,153     $ 5,057      $ 3,986      $ 1,671      $ 1,828
  Consumer                                        903         843          293        1,371          525
  Lease financing                               1,588       1,214        1,715        1,322        1,287
  Depository institutions                          --          --           22           --           --
  Political subdivisions                           --          --           --           --           --
  Commercial, industrial and other                 --          --           --           --           --
Restructured loans                                120         111          194          482          614
                                              -------     -------      -------      -------      -------
Total nonperforming loans                       5,764       7,225        6,210        4,846        4,254
Acquired real estate owned                      1,843          --           --           --           --
Real estate owned                               4,127       4,208        1,425          695          808
                                              -------     -------      -------      -------      -------
Total nonperforming assets                    $11,734     $11,433      $ 7,635      $ 5,541      $ 5,062
                                              =======     =======      =======      =======      =======
Loans 90+ days past due and still accruing    $ 6,541     $ 5,825      $ 7,204      $ 4,175      $ 2,633
                                              =======     =======      =======      =======      =======
Ratios (%):
  Nonperforming loans to net loans               0.81        0.95         0.79         0.55         0.48
  Nonperforming assets to net loans and
    foreclosed properties                        1.64        1.49         0.96         0.63         0.57
  Nonperforming loans to average loans           1.02        1.00         0.83         0.61         0.49
  Allowance to nonperforming loans             206.56      162.19       218.53       293.40       333.76

       The following table sets forth, for the periods indicated, the amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as "nonaccrual" as well as the interest which would have been recorded under the original terms of restructured loans:

                                                                     December 31,
                                               --------------------------------------------------------
                                                1990         1991        1992         1993         1994
                                                ----         ----        ----         ----         ----
                                                                 (Amounts in thousands)
Nonaccrual                                    $   557      $   685     $   585      $   506      $   327
Restructured                                       10           10          17           43           55
                                              -------      -------     -------      -------      -------
Total                                         $   567      $   695     $   602      $   549      $   382
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

                                                                     December 31,
                                         --------------------------------------------------------------------
                                             1990          1991          1992          1993          1994
                                             ----          ----          ----          ----          ----
                                                                 (Amounts in thousands)
Net loans outstanding at end of period     $710,603      $763,016      $790,463      $874,557      $881,287
                                           ========      ========      ========      ========      ========
Daily average net loans outstanding        $563,478      $726,068      $745,410      $798,168      $859,926
                                           ========      ========      ========      ========      ========
Balance of reserve for loan losses
  at beginning of period                   $  6,218      $ 11,906      $ 11,718      $ 13,571      $ 14,218
Loans charged-off:
  Real estate                                   268           270           584           111            60
  Commercial                                  1,637         2,834         2,516         2,202           586
  Consumer                                    1,885         2,779         3,857         3,021         2,614
  Lease financing                                99            --             2            53            --
  Depository institutions                        --            --            --            --            --
  Political subdivisions                         --            --            --            --            --
                                           --------      --------      --------      --------      --------
  Total charge-offs                           3,889         5,883         6,959         5,387         3,260
                                           --------      --------      --------      --------      --------
Recoveries of loans previously
  charged-off:
  Real estate                                    --            54            57            51            23
  Commercial                                    363           412           430           669           487
  Consumer                                      249           429           556           830           862
  Lease financing                                 6             6             1             2             8
  Depository institutions                        --            --            --            --            --
  Political subdivisions                         --            --            --            --            --
                                           --------      --------      --------      --------      --------
  Total recoveries                              618           901         1,044         1,552         1,380
                                           --------      --------      --------      --------      --------
  Net charge-offs                             3,271         4,982         5,915         3,835         1,880
  Provision for loan losses                   3,023         4,794         7,768         4,482         1,860
  Reserves of acquired companies              5,936            --            --            --            --
                                           --------      --------      --------      --------      --------
  Balance of reserve for loan losses
    at end of period                       $ 11,906      $ 11,718      $ 13,571      $ 14,218      $ 14,198
                                           ========      ========      ========      ========      ========


       The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, reserve for loan losses and outstanding loans:

                                                                    Years Ended December 31,
                                                  -----------------------------------------------------------
                                                        1990       1991       1992       1993       1994
                                                        ----       ----       ----       ----       ----
Ratios (%):
  Net charge-offs to average net loans                  0.58       0.69       0.79       0.48       0.21
  Net charge-offs to period end net loans               0.46       0.65       0.75       0.44       0.22
  Reserve for loan losses to average net loans          2.11       1.61       1.82       1.78       1.65
  Reserve for loan losses to period end net loans       1.68       1.54       1.72       1.63       1.61
  Net charge-offs to loan loss reserve                 27.47      42.52      43.59      26.97      13.24
  Net charge-offs to loan loss provision              108.20     103.92      76.15      85.56     101.08

       An allocation of the loan loss reserve by major loan category is set forth in the following table. The allocation is not necessarily indicative of the category of future losses and the full reserve at December 31, 1994 is available to absorb losses occurring in any category of loans.

                                                                       December 31,
                              1990                  1991                  1992                  1993                1994
                        -----------------     -----------------     -----------------     ------------------     ------------------
                        Reserve    % of       Reserve    % of       Reserve    %  of      Reserve     % of       Reserve     % of
                          for      Loans        for      Loans        for      Loans        for       Loans        for       Loans
                          Loan   to Total       Loan   to Total       Loan   to Total       Loan    to Total       Loan    to Total
                         Losses    Loans       Losses    Loans       Losses    Loans       Losses     Loans       Losses     Loans
                         ------    -----       ------    -----       ------    -----       ------     -----       ------     -----
                                                                 (Amounts in thousands)
Real estate             $ 1,000    42.29      $ 1,000    42.54      $ 1,000    42.19      $ 1,000     40.36     $ 1,000      45.65
Commercial, industrial
  and other               4,000    22.11        4,000    20.85        4,500    20.68        4,750     18.37       4,750      14.03
Consumer                  5,000    35.10        5,000    34.52        5,500    33.87        5,750     38.32       5,750      37.33
Credit card                 500      .50          500     2.10          500     3.26          500      2.95         500       2.98
Unallocated               1,406       --        1,218       --        2,071       --        2,218        --       2,198         --
                        -------   ------      -------   ------      -------   ------      -------    ------     -------     ------

                        $11,906   100.00      $11,718   100.00      $13,571   100.00      $14,218    100.00     $14,198     100.00
                        =======   ======      =======   ======      =======   ======      =======    ======     =======     ======

DEPOSITS AND OTHER DEBT INSTRUMENTS

       The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits:

                                       1992                                1993                                    1994
                          -------------------------------    ---------------------------------    ----------------------------------
                                      Percent                              Percent                              Percent
                                         of                                   of                                   of
                           Amount     Deposits   Rate (%)      Amount      Deposits   Rate (%)      Amount      Deposits   Rate (%)
                           ------     --------   --------      ------      --------   --------      ------      --------   --------
                                                                  (Amounts in thousands)
Noninterest bearing
 accounts                $  286,874     18.63        --      $  344,340      20.69        --      $  375,728      21.77        --
NOW accounts                229,581     14.91      2.98         243,457      14.63      2.84         291,325      16.88      2.58
Money market and other
  savings accounts          380,888     24.74      3.49         471,769      28.35      2.51         437,216      25.33      2.87
Time deposits               642,435     41.72      5.05         604,348      36.32      4.39         621,874      36.03      4.26
                         ----------    ------                ----------     ------                ----------     ------

                         $1,539,778    100.00                $1,663,914     100.00                $1,726,143     100.00
                         ==========    ======                ==========     ======                ==========     ======

       The Banks traditionally price their deposits to position themselves in the middle of the local market. The Banks' policy is not to accept brokered deposits.

                   Maturities of CD's of $100,000 and Over




                          Less
                          Than       Three      After               Percent
                          Three    to Twelve    Twelve              of Total
                          Months     Months     Months     Total    Deposits
                          ------     ------     ------     -----    --------
At December 31, 1994     $59,854    $47,282    $61,440    $168,576    9.9%
At December 31, 1993      60,473     41,623     49,716     151,812    9.0%

SHORT-TERM BORROWINGS

       The following table sets forth certain information concerning the Company's short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase.

                                                    Years ended December 31,
                                                  ---------------------------
                                                    1992      1993      1994
                                                    ----      ----      ----
Federal funds purchased:
  Amount outstanding at period end                $19,300   $14,650   $42,659
  Weighted average interest at period end            3.12%     2.75%     5.63%
  Maximum amount at any month end during period   $41,625    27,725   $37,000
  Average amount outstanding during period         21,261    18,046    15,247
  Weighted average interest rate during period       3.18%     2.70%     4.81%
Securities sold under repurchase agreements:
  Amount outstanding at period end                $17,091   $31,149   $11,637
  Weighted average interest at period end            2.50%     2.50%     3.00%
  Maximum amount at any month end during period   $44,418   $31,289   $43,096
  Average amount outstanding during period         22,571    23,607    23,553
  Weighted average interest rate during period       3.24%     2.26%     3.13%

       Hancock Bank LA acts as a correspondent bank for 70 Louisiana financial institutions. Many of those banks maintain federal funds relationships which accounts for most of the volume of federal funds bought and sold.

LIQUIDITY

       Liquidity represents an institution's ability to provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets into cash or accessing new or existing sources of incremental funds. The principal sources of funds which provide liquidity are customer deposits, payments of interest and principal on loans, maturities in and sales of investment securities, earnings and borrowings. At December 31, 1994, cash and due from banks, securities available- for-sale, federal funds sold and repurchase agreements were in excess of 10% of total deposits at December 31, 1994.

       The Company depends upon the dividends paid to it from the Banks as a principal source of funds for its debt service requirements. As of December 31, 1994, there was approximately $47 million available to be dividended up to the Company from the Banks.

CAPITAL RESOURCES

       Risk-based and leverage capital ratios for the Company and the Banks for the periods indicated are shown in the following table:

                                   Risk-Based Capital Ratios                         Tier 1 Leverage
                    --------------------------------------------------------    --------------------------
                              Total                         Tier 1                        Ratio
                    --------------------------    --------------------------    --------------------------
                    December 31,  December 31,    December 31,  December 31,    December 31,  December 31,
                       1993          1994            1993          1994            1993          1994
                       ----          ----            ----          ----            ----          ----
Hancock Bank MS       15.45%        16.67%          14.62%        15.84%           8.14%         8.12%
Hancock Bank LA       17.34         18.44           16.39         17.25            7.48          8.66
Company               16.86         17.78           15.61         16.87            7.90          8.59

       Risk-based capital requirements are intended to make regulatory capital more sensitive to risk elements of the Company. Currently, the Company is required to maintain a minimum risk-based capital ratio of 8.0%, with not less than 4.0% in Tier 1 capital. In addition, the Company must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3.0% based upon the regulators latest composite rating of the institution.

RECENT CHANGES IN FINANCIAL ACCOUNTING STANDARDS

       During 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." This Statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services. The costs of these benefits were previously expenses on a pay-as-you-go basis. The adoption of this Statement decreased net earnings by $250,000 ($0.03 per share) in 1992.

       Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standard No. 109. Prior years were not restated. The cumulative effect of this accounting change did not have a significant effect on the Company's financial statements and was recorded in income tax expense in the year ended December 31, 1993.

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of Certain Loans," which requires the present value of expected future cash flows of impaired loans be discounted at the loan's effective interest rate. The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures," which allows a creditor to use existing methods for recognizing interest income on impaired loans. The Company does not anticipate that the adoption of this Statement in 1995 will have a significant effect on its financial condition or results of operations.

       The Financial Accounting Standards Board has issued Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which required the investment portfolio to be classified into one of three reporting categories, held-to-maturity, available-for-sale, or trading. The Company's Adoption of this statement did not have a material effect on its financial statements.

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

       The building is leased from the City of Gulfport in connection with a urban development revenue bond issue with a present balance of $2,955,000. The lease payments by Hancock Bank MS, which are equivalent in amount to the payments of principal and interest on the bonds, are used by the City to make payments on the bonds. Hancock Bank MS, however, effectively has ownership of the building since title will revert when all outstanding bonds have been paid. For this reason, the Company carries the building as an asset and the bonds as a long term payable on its balance sheet. The bonds mature at various dates through 1997.

       The following banking offices in Mississippi and Louisiana are held in fee (number of locations shown in parenthesis):

       Albany, LA               (1)       Long Beach, MS           (2)
       Angie, LA                (1)       Lyman, MS                (1)
       Baker, LA                (3)       Mississippi City, MS     (1)
       Baton Rouge, LA         (13)       Moss Point, MS           (2)
       Bay St. Louis, MS        (2)       Ocean Springs, MS        (3)
       Biloxi, MS               (2)       Orange Grove, MS         (1)
       Bogalusa, LA             (2)       Pascagoula, MS           (4)
       Denham Springs, LA       (2)       Pass Christian, MS       (1)
       D'Iberville, MS          (1)       Picayune, MS             (4)
       Escatawpa, MS            (1)       Poplarville, MS          (1)
       Franklinton, LA          (2)       Walker, LA               (1)
       French Settlement, LA    (1)       Washington Parish, LA    (1)
       Gautier, MS              (1)       Watson, LA               (1)
       Gulfport, MS             (4)       Waveland, MS             (1)

       The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms of from one to twelve years including renewal options (number of locations shown in parenthesis):

       Baker, LA                (2)       Gulfport, MS             (3)
       Baton Rouge, LA          (1)       Pascagoula, MS           (1)
       Bay St. Louis, MS        (1)       Springfield, LA          (1)
       Biloxi, MS               (1)       Vancleave, MS            (1)
       Diamondhead, MS          (1)

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


                                    PART II

         ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                              STOCKHOLDERS MATTERS

       The information under the caption "Market Information" on page 6 of the Company's 1994 Annual Report to Stockholders (filed with the Registrant's definitive proxy materials on January 28, 1995 and incorporated herein by reference).

                        ITEM 6 - SELECTED FINANCIAL DATA

       The information under the caption "Consolidated Summary of Selected Financial Information" on Page 7 of the Company's 1994 Annual Report to Stockholders (filed with the Registrant's definitive proxy materials on January 28, 1995 and incorporated herein by reference).

    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

       The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 32 and 33 of the Company's 1994 Annual Report to Stockholders (filed with the Registrant's definitive proxy materials on January 28, 1995 and incorporated herein by reference).

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements of the Company and subsidiaries, and the independent auditors' report, appearing on Pages 18 through 31 of the Company's 1994 Annual Report to Stockholders (filed with the Registrant's definitive proxy materials on January 28, 1995 and incorporated herein by reference):

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

                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       For information responsive to this Item, see "Election of Directors" (Pages 2-6) and "Management Compensation" (Pages 10-15) in the Proxy Statement for the Annual Meeting of Stockholders held February 23, 1995 which was filed by the Registrant in definitive form with the Commission on January 28, 1995 and is incorporated herein by reference.

                        ITEM 11 - EXECUTIVE COMPENSATION

       For information responsive to this item see "Management Compensation" (Pages 10-15) in the Proxy Statement for the Annual Meeting of Stockholders held February 23, 1994 which was filed by the Registrant in definitive form with the Commission on January 28, 1995 and is incorporated herein by reference.

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       For information responsive to this item see "Principal Stockholders" (Page 7) and "Election of Directors" (Pages 2-6) in the Proxy Statement for the Annual Meeting of Stockholders held February 23, 1994 which was filed by the Registrant in definitive form with the Commission on January 28, 1995 and is incorporated herein by reference.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       For information responsive to this item see "Certain Transactions and Relationships" (Page 16) in the Proxy Statement for the Annual Meeting of Stockholders held February 23, 1994 which was filed by the Registrant in definitive form with the Commission on January 28, 1995 and is incorporated herein by reference.

                                    PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

HANCOCK HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES
(A) 1. AND 2. CONSOLIDATED FINANCIAL STATEMENTS:

       The following have been incorporated herein from the Company's 1993 Annual Report to Stockholders (filed with the Registrant's definitive proxy materials on January 28, 1995 and incorporated herein by reference):

       - Independent Auditors' Report

       - Consolidated Balance Sheets as of December 31, 1994 and 1993
       - Consolidated Statements of Earnings for the three years ended December 31, 1994
       - Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1994
       - Consolidated Statements of Cash Flows for the three years ended December 31, 1994
       - Notes to Consolidated Financial Statements for the three years ended December 31, 1994

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

   (2.6) Agreement and Plan of Reorganization dated July 6, 1994 among Hancock Holding Company and Washington Bancorp, Franklinton, Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 33-56505, dated November 16, 1994).

   (2.7) Agreement and Plan of Reorganization dated August 20, 1994 among Hancock Holding Company and First Denham Bancshares, Inc., Denham Springs, Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 33-56285, dated November 2, 1994).

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

  (10.1) Description of Hancock Bank Executive Supplemental Reimbursement Plan, as amended (provided on page 14 of the Registrant's definitive proxy statement for its annual shareholders' meeting on February 23, 1995 filed with the Registrant's definitive proxy materials on January 28, 1995 and incorporated herein by reference).

  (10.2) Description of Hancock Bank Automobile Plan (provided on page 14 of the Registrant's definitive proxy statement for its annual shareholders' meeting on February 23, 1995 filed with the Registrant's definitive proxy materials on January 28, 1995 and incorporated herein by reference).

  (10.3) Description of Deferred Compensation Arrangement for Directors (provided on pages 10-15 of the Registrant's definitive proxy statement for its annual shareholders' meeting on February 23, 1995 filed with the Registrant's definitive proxy materials on January 28, 1995 and incorporated herein by reference).

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

  (10.8) Guaranty Agreement dated as of March 1, 1989 from Hancock Bank to Deposit Guaranty National Bank as trustee (filed as Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

  (10.9) Bond Purchase Agreement dated as of February 23, 1989 among Hancock Bank, J. C. Bradford & Co. and City of Gulfport, Mississippi (filed as Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

  (13) Annual Report to Stockholders for year ending December 31, 1994 (furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

  (21) Proxy Statement for the Registrant's Annual Meeting of Shareholders on February 23, 1995 (deemed "filed" for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

  (22)        Subsidiaries of the Registrant.

                               Jurisdiction              Holder of
Name                         Of Incorporation        Outstanding Stock (1)
----                         ----------------        ---------------------
Hancock Bank                    Mississippi          Hancock Holding Company
Hancock Bank of Louisiana       Louisiana            Hancock Holding Company
Hancock Bank Securities         Mississippi          Hancock Bank
  Corporation
Hancock Insurance Agency        Mississippi          Hancock Bank
Town Properties, Inc.           Mississippi          Hancock Bank
The Gulfport Building, Inc.     Mississippi          Hancock Bank
 of Mississippi
Harrison Financial Services,    Mississippi          Hancock Bank
 Inc.
Hancock Mortgage Corporation    Mississippi          Hancock Bank and
                                                     Hancock Securities Corp.
Harrison Life Insurance         Mississippi          79% owned by Hancock
 Company                                             Bank

              (1)  All are 100% owned except as indicated.

  (23)        Consent of Independent Accountants.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANCOCK HOLDING COMPANY

DATE      March 9, 1995                 /s/ Leo W. Seal, Jr.
    --------------------------         -----------------------------------
                                       By Leo W. Seal, Jr., President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Leo W. Seal, Jr.            President and Director       March 9, 1995
------------------------------   (Principal Executive
 Leo W. Seal, Jr.                Financial, and Accounting
                                 Officer)



 /s/ Joseph F. Boardman, Jr.     Director,                    March 9, 1995
------------------------------   Chairman of the Board
 Joseph F. Boardman, Jr.


 /s/ Thomas W. Milner, Jr.       Director                     March 9, 1995
------------------------------
 Thomas W. Milner, Jr.


 /s/ George A. Schloegel         Director,                    March 9, 1995
------------------------------   Vice-Chairman of the Board
 George A. Schloegel


 /s/ Dr. Homer C. Moody, Jr.     Director                     March 9, 1995
------------------------------
 Dr. Homer C. Moody, Jr.


 /s/ James B. Estabrook, Jr.     Director                     March 9, 1995
------------------------------
 James B. Estabrook, Jr.


 /s/ Charles H. Johnson          Director                     March 9, 1995
------------------------------
 Charles H. Johnson


 /s/ L. A. Koenenn, Jr.          Director                     March 9, 1995
------------------------------
 L. A. Koenenn, Jr.


 /s/ Victor Mavar                Director                     March 9, 1995
------------------------------
 Victor Mavar

                              INDEX TO EXHIBITS



Exhibit                         Description
-------                         -----------

Exhibit 13                      Annual Report to Stockholders for year ending
                                December 31, 1994 (furnished for the
                                information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

Exhibit 22                      Subsidiaries of the Registrant.

Exhibit 23                      Consent of Independent Accountants.

Exhibit 27                      Financial Data Schedule.
