Form 10-Q
period 1995-03-31
HANCOCK HOLDING CO
filed 1995-05-15
CIK 750577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


   /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

   / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ending         March 31, 1995
                   -------------------------------------------------------------

Commission File Number      0-13089
                      ----------------------------------------------------------

                             HANCOCK HOLDING COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    MISSISSIPPI                                       64-0693170
- ------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                Number)

 ONE HANCOCK PLAZA, P. O. BOX 4019, GULFPORT, MISSISSIPPI       39502
- ------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (601) 868-4606
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)



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

8,880,192 Common Shares were outstanding as of April 29, 1995 for financial statement purposes.

                            HANCOCK HOLDING COMPANY

                                   I N D E X



PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
- ------------------------------                              -----------
ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  March 31, 1995 and December 31, 1994                           3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended March 31, 1995 and 1994                     4


  Condensed Consolidated Statements of Cash Flows --
  Three Months Ended March 31, 1995 and 1994                     5


  Notes to Condensed Consolidated Financial
  Statements                                                   6 - 7


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 10


PART II.  OTHER INFORMATION
- ---------------------------

ITEM 4.  Submission of Matters to a Vote                         11
         of Security Holders

ITEM 6.  Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                       12
- ----------


                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                    Unaudited      Restated
                                                                    March 31      December 31
ASSETS:                                                               1995           1994   *
                                                                   ----------     ----------
  Cash and due from banks (non-interest bearing)                   $  117,639     $  120,532
  Interest bearing time deposits with other banks                       1,250          1,450
                                                                   ----------     ----------
       Total cash and due from banks                                  118,889        121,982
  Securities available-for-sale (cost of $46,449 and $20,382)          45,748         19,747
  Securities held-to-maturity (market value of $807,234
    and $828,968)                                                     828,675        847,593
  Federal funds sold and securities purchased under
    agreements to resell                                              138,350         55,900
  Loans, net of unearned income                                       994,581        925,665
    Less:  Reserve for loan losses                                    (16,417)       (15,372)
                                                                   ----------     ----------
         Net loans                                                    978,164        910,293
  Property and equipment, at cost,
    less accumulated depreciation of $26,156 and $26,784               39,797         35,470
  Other real estate                                                     1,179          1,000
  Accrued interest receivable                                          17,294         17,425
  Other assets                                                         33,087         17,755
                                                                   ----------     ----------
         TOTAL ASSETS                                              $2,201,183     $2,027,165
                                                                   ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing demand                                    $  443,154     $  390,074
    Interest bearing savings, NOW, money market and other time      1,483,437      1,385,652
                                                                   ----------     ----------
         Total deposits                                             1,926,591      1,775,726

  Federal funds purchased and securities sold under
    agreements to repurchase                                           45,433         54,296
  Other liabilities                                                    16,078         11,753
  Long-term bonds and notes                                             2,955          2,955
                                                                   ----------     ----------
         TOTAL LIABILITIES                                          1,991,057      1,844,730
                                                                   ----------     ----------

STOCKHOLDERS' EQUITY:
  Common Stock                                                         29,942         26,798
  Capital Surplus                                                     135,087         93,991
  Undivided Profits                                                    45,132         62,061
  Unrealized loss on securities available for sale - net                  (35)          (415)
                                                                   ----------     ----------
         TOTAL STOCKHOLDERS' EQUITY                                   210,126        182,435
                                                                   ----------     ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $2,201,183     $2,027,165
                                                                   ==========     ==========

       * The balance sheet at December 31, 1994 has been restated to reflect a 1995 transaction accounted for using the pooling of interests method.

           See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED
                  (Amounts in thousands except per share data)

                                                                  Three Months Ended March 31
                                                                  ---------------------------
INTEREST INCOME:                                                     1995             1994
                                                                  ----------       ----------
  Interest and fees on loans                                      $   23,488       $   19,802
  Interest on:
    U. S. Treasury Securities                                          3,524            3,871
    Obligations of other U. S. Government agencies
      and corporations                                                 7,634            5,726
    Obligations of states and political subdivisions                     870              701
  Interest on Federal funds sold and securities
    purchased under agreements to resell                               1,248              969
  Interest on time deposits and other                                  1,522            1,009
                                                                  ----------       ----------
       Total interest income                                          38,286           32,078

INTEREST EXPENSE:
  Interest on deposits                                                13,479           11,546
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                                  565              244
  Interest on bonds and other debt                                       137               73
  Interest on subordinated notes                                         ---                6
                                                                  ----------       ----------
       Total interest expense                                         14,181           11,869
                                                                  ----------       ----------

NET INTEREST INCOME                                                   24,105           20,209
PROVISION FOR LOAN LOSSES                                                175              463
                                                                  ----------       ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   23,930           19,746
                                                                  ----------       ----------

Other Operating Income:
  Service charges on deposit accounts                                  3,523            3,008
  Income from fiduciary activities                                       598              611
  Securities gains (losses)                                              (50)              81
  Other non-interest income                                            1,543            1,549
                                                                  ----------       ----------
       Total other operating income                                    5,614            5,249
                                                                  ----------       ----------

Other Operating Expenses:
  Salaries and employee benefits                                       9,815            8,667
  Net occupancy expense of bank premises
    and equipment expense                                              2,933            2,754
  Other non-interest expense                                           6,674            5,802
                                                                  ----------       ----------
       Total other operating expenses                                 19,422           17,223
                                                                  ----------       ----------

EARNINGS BEFORE INCOME TAXES                                          10,122            7,772
INCOME TAXES                                                           3,342            2,307
                                                                  ----------       ----------

NET EARNINGS                                                      $    6,780       $    5,465
                                                                  ==========       ==========
NET EARNINGS PER COMMON SHARE                                     $     0.76       $     0.68
                                                                  ==========       ==========
DIVIDENDS PAID PER COMMON SHARE                                   $     0.23       $     0.23
                                                                  ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   8,879            8,092
                                                                  ==========       ==========

See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)

                                                            Three Months Ended
                                                                 March 31
FINANCIAL RESOURCES PROVIDED:                               1995          1994
- ----------------------------                              --------      --------
Cash Flows From Operating Activities:
  Net earnings                                            $   6,780     $   5,465
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                            1,104         1,045
      Provision for loan losses                                 175           463
      (Loss) gain on sales of investments                       (50)           81
      Decrease (increase) in interest receivable                971          (690)
      Amortization of intangible assets                         575           368
      Increase in interest payable                            4,038         2,427
      Other, net                                                490        (1,681)
                                                          ---------     ---------

    Net cash provided by Operating Activities                14,083         7,478
                                                          ---------     ---------

Cash Flows from Investing Activities:
  Proceeds from sales/maturities of securities
    held-to-maturity                                         51,765        72,968
  Purchase of securities held-to-maturity                   (36,592)     (124,912)
  Proceeds from sales/maturities of securities
    available-for sale                                        1,500         5,521
  Purchase of securities available-for-sale                    (375)            0
  Net (increase) decrease in federal funds sold and
    securities sold under agreements to repurchase          (77,575)        3,465
  Net decrease in loans                                       2,710        22,619
  Purchase of property and equipment, net                    (1,020)         (845)
  Transfers from loans to other real estate                    (451)         (117)
  Proceeds from sale of other real estate                       412           314
                                                                        ---------

  Net cash received in connection with purchase
    transaction                                               7,872
                                                          ---------
    Net cash used in Investing Activities                   (51,754)      (20,987)
                                                          ---------     ---------

Cash Flows from Financing Activities:
  Net increase in deposits                                   45,716        35,122
  Dividends paid                                             (2,075)       (1,651)
  Net decrease in federal funds purchased and
    securities sold under agreements to repurchase           (8,863)       (6,578)
                                                          ---------     ---------

    Net cash provided by Financing Activities                34,778        26,893
                                                          ---------     ---------

Net (Decrease) Increase in Cash and Due From Banks           (2,893)       13,384

Cash and Due from Banks, Beginning                          120,532        99,106
                                                          ---------     ---------

Cash and Due from Banks, Ending                            $117,639     $ 112,490
                                                          =========     =========


See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                  (Three Months Ended March 31, 1995 and 1994)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hancock Holding Company, its wholly owned banks, Hancock Bank, Hancock Bank of Louisiana and First National Bank of Denham Springs since its acquisition on January 13, 1995, and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

       The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 1994 Annual Report to Shareholders.

RECENT CHANGES IN FINANCIAL ACCOUNTING STANDARDS

       The Company adopted Statement of Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. SFAS No. 114 requires the measurement of impaired loans be based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively evaluated for impairment include all single family mortgage loans, loans to individuals for household family and other consumer expenditures and commercial and industrial and real estate loans ("major loans") under a certain dollar amount, excluding loans which have entered the workout process. The adoption of SFAS No. 114 did not result in additional provisions for loan losses due to the Company's continuing policy of measuring loan impairment based on methods prescribed in SFAS No. 114.

       The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans within the scope of SFAS No. 114 include troubled debt restructurings, and performing and non-performing major loans in which full payment of principal or interest is not expected.

       The Company also adopted Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," effective January 1, 1995. This statement allows a creditor to use existing methods for recognizing interest income on impaired loans and thus the adoption of SFAS No. 114 did not result in any change in the amount of interest income reported.

       The Company's impaired loans amounted to approximately 1/2% of total loans at March 31, 1995 and the related reserve amount was not significant at that date. There was no significant change in these amounts during the three months ended March 31, 1995. Interest income recognized on these loans amounted to approximately $100,000 for the three months ended March 31, 1995.

ACQUISITIONS

       On January 31, 1995, the Company merged Hancock Bank of Louisiana with Washington Bank & Trust Company (Washington), Franklinton, Louisiana. The merger was consummated by the exchange of all outstanding common stock of Washington in return for approximately 542,350 shares of common stock of the Company. The merger was accounted for using the pooling-of-interests method effective February 1, 1995 and accordingly all prior periods' financial information has been restated. Washington had total assets of approximately $86,100,000 and stockholders' equity of approximately $12,400,000 as of December 31, 1994. Net interest income and net earnings of the separate companies for the periods preceding the acquisition were as follows:

                                January 1, 1995      Three Months Ended
                              to January 31, 1995      March 31, 1994
                              -------------------      --------------
Net Interest Income
       Company                        $7,535                $18,432
       Washington                        372                  1,777
                                      ------                -------
       Combined                       $7,907                $20,209
                                      ======                =======
Net Earnings
       Company                        $2,382                $ 4,797
       Washington                        144                    668
                                      ------                -------
       Combined                       $2,526                $ 5,465
                                      ======                =======

       On January 13, 1995, the Company merged with First Denham Bancshares, Inc. (Bancshares) which owns 100% of the stock of First National Bank of Denham Springs, Denham Springs, Louisiana. The merger was in return for approximately $4,000,000 cash and 774,098 shares of common stock of the Company. The merger was accounted for using the purchase method. Bancshares had total assets of approximately $111,000,000 and stockholders' equity of approximately $10,300,000 as of December 31, 1994 and net earnings of approximately $2,500,000 for the year then ended.

       Following is certain selected unaudited proforma combined financial information assuming the Bancshares acquisition had been consummated January 1, 1994.

                                  Three Months Ended March 31,
                                      1995           1994
                                      ----           ----
Net Interest Income                 $24,384        $22,036
Net Earnings                          6,855          6,103
Net Earnings Per Share                $0.77          $0.69


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

CHANGES IN FINANCIAL CONDITION

Liquidity

       The Company manages liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and securities held-to-maturity and sales of securities available-for-sale.

       The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                 March 31       December 31
                                                   1995            1994
                                                 --------        --------
Total securities to total deposits                 45.4%          48.84%

Total loans (net of unearned
       discount) to total deposits                 51.6%          52.13%

Interest-earning assets
       to total assets                             90.6%          90.59%

Interest-bearing deposits
       to total deposits                           77.0%          78.03%


Capital Resources

       The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                                 March 31       December 31
                                                   1995            1994
                                                 --------        --------
Equity capital to total assets (1)                  9.53%          8.99%

Total capital to risk-weighted assets (2)          17.21%         17.52%

Tier 1 Capital to risk-weighted                    16.25%         16.26%
  assets (3)

Leverage Capital to total assets (4)                8.71%          8.20%

Fixed assets to equity capital                     18.96%         19.47%


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


RESULTS OF OPERATIONS

Net Earnings

       Net earnings increased $1,315,000 or 24% for the first quarter of 1995 compared to the first quarter of 1994. The increase in earnings is primarily attributable to a net interest margin improvement of 19.3% or $3,896,000 and the acquisition of First National Bank of Denham Springs in January which was accounted for as a purchase. This transaction improved net interest income by $1,558,000 or 7.8% and net income by $393,000 or 7.2%.

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                       1995           1994
                                                     --------       --------
Results of Operations:

  Return on average assets                             1.26%          1.09%

  Return on average equity                            12.88%         12.81%

Net Interest Income:

  Return on average interest-earning assets
    (tax equivalent)                                   7.94%          7.09%

  Cost of average interest-bearing funds               3.76%          3.29%
                                                      ------         ------

  Net interest spread                                  4.18%          3.80%
                                                      ======         ======
  Net yield on interest-earning assets
    (net interest income on a tax equivalent basis
    divided by average interest-earning assets)        5.05%          4.51%
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

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                        1995          1994
                                                      --------      --------
Annualized net charge-offs to average loans             0.11%         0.13%

Annualized provision for loan losses to average         0.07%         0.18%
  loans

Average reserve for loan losses to average loans        1.65%         1.80%


Income Taxes

       The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first three months of 1995 was $1,078,000 compared to $902,000 for the comparable period in 1994. Income tax expense increased from $2,307,000 in the first three months of 1994 to $3,342,000 in the first three months of 1995. This increase is primarily due to increased earnings.

                          Part II _ OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       A.     Annual Meeting held February 23, 1995.

       B.     Directors elected at the Annual Meeting held February 23, 1995:

                                                        Votes Cast
                                                   --------------------
                                                   Affirmed    Withheld
                                                   --------    --------
              1.     James B. Estabrook, Jr.      6,506,080.0   15,889.6
              2.     Victor Mavar                 6,516,657.0    5,312.6
              3.     Leo W. Seal, Jr.             6,516,895.6    4,874.0

              Continuing Directors:

              4.     L. A. Koenenn, Jr.
              5.     Dr. H. C. Moody, Jr.
              6.     George A. Schloegel
              7.     Joseph F. Boardman, Jr.
              8.     Charles H. Johnson
              9.     Thomas W. Milner, Jr.

       C. Approval of Deloitte & Touche, LLP as the independent public accountants of the company 6,500,215.4 affirmative votes, 1,679.2 negative and 11,075 abstained.

       D.     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit-27    Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANCOCK HOLDING COMPANY
                                       ---------------------------------------
                                                  Registrant


     May 10, 1994                 By:    /s/ Leo W. Seal, Jr.
- -------------------------              ---------------------------------------
        Date                             Leo W. Seal, Jr.
                                         President and CEO



     May 10, 1994                 By:    /s/ George A. Schloegel
- -------------------------              ---------------------------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



     May 10, 1995                 By:    /s/ Stan Bailey
- -------------------------              ---------------------------------------
        Date                             Stan Bailey
                                         Chief Financial Officer


                                 EXHIBIT INDEX




EXHIBIT
  NO.                  DESCRIPTION
- -------                -----------
  27                Financial Data Schedule