Form 10-Q
period 1995-06-30
HANCOCK HOLDING CO
filed 1995-08-14
CIK 750577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


       /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ending         June 30, 1995

Commission File Number      0-13089

                             HANCOCK HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MISSISSIPPI                                 64-0693170
------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                Number)

 ONE HANCOCK PLAZA, P. O. BOX 4019, GULFPORT, MISSISSIPPI       39502
------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (601) 868-4605
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES      X          NO
                            ---------          ---------

8,880,605 Common Shares were outstanding as of August 1, 1995 for financial statement purposes.

                            HANCOCK HOLDING COMPANY

                                   I N D E X

                                                            PAGE NUMBER
                                                            -----------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  June 30, 1995 and December 31, 1994                            3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended June 30, 1995 and 1994
  Six Months Ended June 30, 1995 and 1994                        4


  Condensed Consolidated Statements of Cash Flows --
  Six Months Ended June 30, 1995 and 1994                        5


  Notes to Condensed Consolidated Financial
  Statements                                                   6 - 7


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 10


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8K                         11


SIGNATURES                                                       12

                            HANCOCK HOLDING COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                    Unaudited      Restated
                                                                     June 30      December 31
                                                                      1995           1994*
                                                                   ----------     ----------
ASSETS:
  Cash and due from banks (non-interest bearing)                   $  123,017     $  120,532
  Interest bearing time deposits with other banks                       1,650          1,450
                                                                   ----------     ----------
       Total cash and due from banks                                  124,667        121,982
  Securities available-for-sale (cost of $43,505 and $20,382)          43,399         19,747
  Securities held-to-maturity (market value of $865,948and
    $828,968)                                                         870,075        847,593
  Federal funds sold and securities purchased under
    agreements to resell                                              102,425         55,900
  Loans, net of unearned income                                       993,125        925,665
    Less:  Reserve for loan losses                                    (16,581)       (15,372)
                                                                   ----------     ----------
         Net loans                                                    976,544        910,293
  Property and equipment, at cost, less accumulated
    depreciation of $42,673 and $36,458                                39,150         35,470
  Other real estate                                                     1,062          1,000
  Accrued interest receivable                                          18,339         17,425
  Other assets                                                         31,529         17,755
                                                                   ----------     ----------
         TOTAL ASSETS                                              $2,207,190     $2,027,165
                                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing demand                                    $  443,425     $  390,074
    Interest bearing savings, NOW, money market and other time      1,458,089      1,385,652
                                                                   ----------     ----------
         Total deposits                                             1,901,514      1,775,726

  Federal funds purchased and securities sold under
    agreements to repurchase                                           71,012         54,296
  Other liabilities                                                    16,747         11,753
  Long-term bonds and notes                                             2,955          2,955
                                                                   ----------     ----------
         TOTAL LIABILITIES                                          1,992,228      1,844,730
                                                                   ----------     ----------
STOCKHOLDERS' EQUITY:
  Common Stock                                                         29,942         26,798
  Capital Surplus                                                     135,508         93,991
  Undivided Profits                                                    49,581         62,061
  Unrealized loss on securities available for sale - net                  (69)          (415)
                                                                   ----------     ----------
         TOTAL STOCKHOLDERS' EQUITY                                   214,962        182,435
                                                                   ----------     ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $2,207,190     $2,027,165
                                                                   ==========     ==========

       * The balance sheet at December 31, 1994 has been restated to reflect a 1995 transaction accounted for using the pooling-of-interests method.

         See notes to condensed consolidated financial statements.

                            HANCOCK HOLDING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED
               DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA

                                                               Restated                             Restated
                                                       Three Months Ended June 30            Six Months Ended June 30
                                                       --------------------------            ------------------------
                                                          1995             1994                1995             1994
                                                      -----------       ----------          ----------       ----------
INTEREST INCOME:
  Interest and fees on loans                          $   24,336       $   20,421          $   47,824       $   40,223
  Interest on:
    U. S. Treasury Securities                              3,536            4,065               7,060            7,936
    Obligations of other U. S. Government agencies
      and corporations                                     8,605            6,123              16,239           11,849
    Obligations of states and political subdivisions         868              692               1,738            1,393
  Interest on Federal funds sold and securities
    purchased under agreements to resell                   1,504              865               2,752            1,834
  Interest on time deposits and other                      1,554              909               3,076            1,918
                                                      ----------       ----------          ----------       ----------
       Total interest income                              40,403           33,075              78,689           65,153

INTEREST EXPENSE:
  Interest on deposits                                    14,483           11,723              27,962           23,269
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                      670              315               1,235              559
  Interest on capital notes                                    0                6                   0               12
  Interest on long term bonds and notes                      103               78                 240              151
                                                      ----------       ----------          ----------       ----------
       Total interest expense                             15,256           12,122              29,437           23,991
                                                      ----------       ----------          ----------       ----------
NET INTEREST INCOME                                       25,147           20,953              49,252           41,162
PROVISION FOR LOAN LOSSES                                  1,002              366               1,177              829
                                                      ----------       ----------          ----------       ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         24,145           20,587              48,075           40,333
                                                      ----------       ----------          ----------       ----------
Other Operating Income:
  Service charges on deposit accounts                      3,661            3,022               7,184            6,030
  Income from fiduciary activities                           507              539               1,105            1,150
  Securities gains (losses)                                  (41)              29                 (91)             110
  Other non-interest income                                1,348            1,154               2,891            2,703
                                                      ----------       ----------          ----------       ----------
       Total other operating income                        5,475            4,744              11,089            9,993

Other Operating Expenses:
  Salaries and employee benefits                          10,308            8,843              20,123           17,510
  Net occupancy expense of bank premises
    and equipment expense                                  4,052            2,401               6,985            5,155
  Other non-interest expense                               5,382            6,036              12,056           11,838
                                                      ----------       ----------          ----------       ----------
       Total other operating expenses                     19,742           17,280              39,164           34,503
                                                      ----------       ----------          ----------       ----------
EARNINGS BEFORE INCOME TAXES                               9,878            8,051              20,000           15,823
INCOME TAXES                                               3,266            2,646               6,608            4,953
                                                      ----------       ----------          ----------       ----------
NET EARNINGS                                          $    6,612       $    5,405              13,392           10,870
                                                      ==========       ==========          ==========       ==========
NET EARNINGS PER COMMON SHARE                         $     0.75       $     0.66          $     1.51       $     1.34
                                                      ==========       ==========          ==========       ==========
DIVIDENDS PAID PER COMMON SHARE                       $     0.23       $     0.23          $     0.46       $     0.46
                                                      ==========       ==========          ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                       8,879            8,097               8,879            8,097
                                                      ==========       ==========          ==========       ==========

The 1994 statments of earnings have been restated to reflect a 1995 transaction accounted for using the pooling-of-interests method.
See notes to condensed consolidated financial statements.

                            HANCOCK HOLDING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                            1995          1994
                                                          --------      --------
FINANCIAL RESOURCES PROVIDED:
----------------------------
Cash Flows From Operating Activities:
  Net earnings                                            $  13,392     $  10,870
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                            2,500         2,346
      Provision for loan losses                               1,177           829
      (Loss) gain on sales of investments                       (91)          110
      (Increase) in interest receivable                        (183)         (296)
      Amortization of intangible assets                       1,198           737
      Increase in interest payable                            1,235           323
      Other - net                                             1,999         1,313
                                                          ---------     ---------
    Net cash provided by Operating Activities                21,227        16,232
                                                          ---------     ---------
Cash Flows from Investing Activities:
  Proceeds from sales/maturities of securities
    held-to-maturity                                        166,652        81,729
  Purchase of securities held-to-maturity                  (197,509)     (143,282)
  Proceeds from sales/maturities of securities
    available-for-sale                                        4,840           615
  Purchase of securities available-for-sale                    (200)            0
  Net (increase) decrease in federal funds sold and
    securities sold under agreements to repurchase          (42,575)       30,415
  Net decrease (increase) in loans                            8,159        (1,018)
  Purchase of property and equipment, net                    (2,551)       (2,093)
  Transfers from loans to other real estate                    (537)         (546)
  Proceeds from sale of other real estate                       540           519
  Net cash received in connection with purchase
    transaction                                               7,872             0
                                                          ---------     ---------
    Net cash used in Investing Activities                   (55,309)      (33,661)
                                                          ---------     ---------
Cash Flows from Financing Activities:
  Net increase in deposits                                   24,002        30,570
  Dividends paid                                             (4,150)       (3,664)
  Net increase (decrease) in federal funds purchased,
    securities sold under agreements to repurchase and
    other temporary funds                                    16,715        (9,621)
                                                          ---------     ---------
    Net cash provided by Financing Activities                36,567        17,285
                                                          ---------     ---------
Net (Decrease) Increase in Cash and Due from Banks            2,485          (144)

Cash and Due from Banks, Beginning                          120,532        99,106
                                                          ---------     ---------
Cash and Due from Banks, Ending                           $ 123,017     $  98,962
                                                          =========     =========

The 1994 statements of cash flows has been restated to reflect a 1995 transaction accounted for using the pooling-of- interests method.
See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                   (Six Months Ended June 30, 1995 and 1994)


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

       The Company's impaired loans amounted to approximately 1/2% of total loans at June 30, 1995 and the related reserve amount was not significant at that date. There was no significant change in these amounts during the six months ended June 30, 1995. Interest income recognized on these loans amounted to approximately $200,000 for the six months ended June 30, 1995.

ACQUISITIONS

       On January 31, 1995, the Company merged Washington Bancorp, Inc. (Washington), Franklinton, Louisiana, and merged its wholly owned subsidiary, Washington Bank & Trust Company, with Hancock Bank of Louisiana. The merger was consummated by the exchange of all outstanding common stock of Washington in return for approximately 542,350 shares of common stock of the Company. The merger was accounted for using the pooling-of-interests method effective February 1, 1995 and accordingly all prior periods' financial information has been restated. Washington had total assets of approximately $86,100,000 and stockholders' equity of approximately $12,400,000 as of December 31, 1994. Net interest income and net earnings of the separate companies for the periods preceding the acquisition were as follows:

                                  January 1, 1995       Six Months Ended
                                to January 31, 1995      June 30, 1994
                                -------------------      -------------
Net Interest Income
       Company                        $7,535                $39,080
       Washington                        372                  3,082
                                      ------                -------
       Combined                       $7,907                $41,162
                                      ======                =======
Net Earnings
       Company                        $2,382                $10,188
       Washington                        144                    682
                                      ------                -------
       Combined                       $2,526                $10,870
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

                                   Six Months Ended June 30,
                                      1995           1994
                                      ----           ----
Net Interest Income                 $49,531        $44,896
Net Earnings                        $13,467         12,122
Net Earnings Per Share                $1.52          $1.37

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

       The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                       Restated     Restated
                                          June 30      March 31    December 31
                                            1995         1995         1994
                                          --------     --------     --------
Total securities to total
       deposits                             45.8%        45.4%        48.9%

Total loans (net of unearned
       discount) to total
       deposits                             52.2%        51.6%        52.1%

Interest-earning assets
       to total assets                      90.4%        90.6%        90.6%

Interest-bearing deposits
       to total deposits                    76.7%        77.0%        78.0%

Capital Resources

       The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                                       Restated     Restated
                                          June 30      March 31    December 31
                                            1995         1995         1994
                                          --------     --------     --------
Equity capital to total assets (1)         9.73%        9.53%        8.99%

Total capital to risk-weighted            18.13%       17.21%       17.52%
  assets (2)

Tier 1 Capital to risk-weighted           17.18%       16.25%       16.26%
  assets (3)

Leverage Capital to total assets (4)       8.92%        8.71%        8.20%

Fixed assets to equity capital            18.21%       18.96%       19.47%

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

(3) Tier 1 capital consists of equity capital less intangible assets. A minimum ratio of tier 1 capital to risk- weighted assets of 4% is required.

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


RESULTS OF OPERATIONS

Net Earnings

       Net earnings increased 22% or $1,207,000 for the second quarter of 1995. Net earnings for the first six months of 1995 increased 23% or $2,522,000 from the comparable period in 1994. The increase in earnings for the first six months and quarter is attributed to an acquisition in January of 1995 accounted for as a purchase and increased net interest margin as a result of higher loan and investment yields.

                                                                 Restated                    Restated
                                                       Three Months Ended June 30    Six Months Ended June 30
                                                       --------------------------    ------------------------
                                                           1995           1994         1995           1994
                                                         --------       --------     --------       --------
Results of Operations:

  Return on average assets                                 1.21%          1.11%        1.23%          1.08%

  Return on average equity                                12.50%         12.55%       12.62%         12.59%

Net Interest Income:

  Return on average interest-earning assets
    (tax equivalent)                                       8.20%          7.01%        8.08%          7.36%

  Cost of average interest-bearing funds                   4.25%          3.40%        4.11%          3.37%
                                                          ------         ------       ------         ------

  Net interest spread                                      3.95%          3.61%        3.97%          3.99%
                                                           =====          =====        =====          =====
  Net interest margin
         (net interest income on a tax equivalent basis
    divided by average interest-earning assets)            5.15%          4.55%        5.10%          4.76%
                                                           =====          =====        =====          =====

Provision for Loan Losses

       The amount of the reserve equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by reserves acquired in acquisitions and recoveries of loans previously charged-off. Provisions are made to the reserve to reflect the currently perceived risks of loss associated with the company's loan portfolio. A specific loan is charged-off when management believes, after considering, among other things, the borrower's condition and the value of any collateral, that collection of the loan is unlikely.

       The following ratios are useful in determining the adequacy of the loan loss reserve and loan loss provision and are calculated using average loan balances.

                                                    Three Months Ended June 30   Six Months Ended June 30
                                                    --------------------------   ------------------------
                                                        1995          1994          1995           1994
                                                      --------      --------      --------       --------
Annualized net charge-offs to average loans             0.34%         0.17%         0.22%          0.15%

Annualized provision for loan losses to average         0.40%         0.16%         0.24%          0.19%
  loans

Average reserve for loan losses to average loans        1.66%         1.72%         1.66%          1.73%

Income Taxes

       The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax- exempt interest income. The amount of tax-exempt income earned during the first six months of 1995 was $2,133,365 compared to $1,772,911 for the comparable period in 1994. Income tax expense increased from $4,953,000 in the first six months of 1994 to $6,608,000 in the first six months of 1995. This increase is primarily due to increased net income.

                          Part II _ OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

              (27)  Selected financial data.

       (b)  Reports on Form 8-K - none.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANCOCK HOLDING COMPANY
                                       ---------------------------------------
                                                  Registrant


   August 10, 1995                By:    /s/ Leo W. Seal, Jr.
-------------------------              ---------------------------------------
        Date                             Leo W. Seal, Jr.
                                         President and CEO



   August 10, 1995                By:    /s/ George A. Schloegel
-------------------------              ---------------------------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board

             EXHIBIT INDEX
             -------------


Exhibit 27 -- Financial Data Schedule