Form 10-Q
period 1995-09-30
HANCOCK HOLDING CO
filed 1995-11-14
CIK 750577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


        /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ending          September 30, 1995
                  --------------------------------------------------------------

Commission File Number      0-13089
                      ----------------------------------------------------------

                             HANCOCK HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    MISSISSIPPI                                     64-0693170
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)              Number)

ONE HANCOCK PLAZA, P. O. BOX 4019, GULFPORT, MISSISSIPPI           39502
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (601) 868-4605
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES      X          NO
                              -----              -----

8,880,905 Common Shares were outstanding as of October 1, 1995 for financial statement purposes.

                            HANCOCK HOLDING COMPANY

                                   I N D E X



PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
------------------------------                              -----------
ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  September 30, 1995 and December 31, 1994                       3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended September 30, 1995 and 1994
  Nine Months Ended September 30, 1995 and 1994                  4


  Condensed Consolidated Statements of Cash Flows --
  Nine Months Ended September 30, 1995 and 1994                  5


  Notes to Condensed Consolidated Financial
  Statements                                                   6 - 7


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 10


PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  Exhibits and Reports on Form 8K                         11


SIGNATURES                                                       12
----------


                            HANCOCK HOLDING COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                 (Unaudited)

                                                                   (Unaudited)   Restated
                                                                  September 30  December 31
ASSETS:                                                               1995         1994   *
                                                                   ----------   ----------
  Cash and due from banks (non-interest bearing)                   $  145,907   $  120,532
  Interest bearing time deposits with other banks                       1,550        1,450
                                                                   ----------   ----------
       Total cash and due from banks                                  147,457      121,982
  Securities available-for-sale (cost of $43,128 and $20,382)          43,277       19,747
  Securities held-to-maturity (market value of $892,475 and
    ($828,968)                                                        886,916      847,593
  Federal funds sold and securities purchased under
    agreements to resell                                               54,425       55,900
  Loans, net of unearned income                                     1,014,866      925,665
    Less:  Reserve for loan losses                                    (16,639)     (15,372)
                                                                   ----------   ----------
         Net loans                                                    998,227      910,293
  Property and equipment, at cost, less accumulated
    depreciation of $42,673 and $38,600                                38,653       35,470
  Other real estate                                                     1,101        1,000
  Accrued interest receivable                                          20,069       17,425
  Other assets                                                         29,796       17,755
                                                                   ----------   ----------
         TOTAL ASSETS                                              $2,219,921   $2,027,165
                                                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing demand                                    $  452,813   $  390,074
    Interest bearing savings, NOW, money market and other time      1,431,510    1,385,652
                                                                   ----------   ----------
         Total deposits                                             1,884,323    1,775,726

  Federal funds purchased and securities sold under
    agreements to repurchase                                           93,948       54,296
  Other liabilities                                                    19,112       11,753
  Long-term bonds and notes                                             2,955        2,955
                                                                   ----------   ----------
         TOTAL LIABILITIES                                          2,000,338    1,844,730
                                                                   ----------   ----------

STOCKHOLDERS' EQUITY:
  Common Stock                                                         30,043       26,798
  Capital Surplus                                                     135,407       93,991
  Undivided Profits                                                    54,033       62,061
  Unrealized gain (loss) on securities available for sale - net           100         (415)
                                                                   ----------   ----------
         TOTAL STOCKHOLDERS' EQUITY                                   219,583      182,435
                                                                   ----------   ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $2,219,921   $2,027,165
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

                            HANCOCK HOLDING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED
               DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA

                                                       Three Months Ended September 30  Nine Months Ended September 30
                                                       -------------------------------  ------------------------------
                                                                          Restated                        Restated
INTEREST INCOME:                                             1995             1994 *           1995           1994 *
                                                         -----------       ----------       ----------     ----------
  Interest and fees on loans                             $   24,834       $   21,139       $   72,391     $   61,261
  Interest on:
    U. S. Treasury Securities                                 3,616            3,983           10,676         11,919
    Obligations of other U. S. Government agencies
      and corporations                                        9,142            6,796           25,381         18,645
    Obligations of states and political subdivisions            876              809            2,614          2,202
  Interest on Federal funds sold and securities
    purchased under agreements to resell                      1,329            1,013            4,081          2,848
  Interest on time deposits and other                         1,507            1,247            4,850          3,265
                                                         ----------       ----------       ----------     ----------
     Total interest income                                   41,304           34,987          119,993        100,140

INTEREST EXPENSE:
  Interest on deposits                                       14,897           12,332           42,770         35,582
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                         947              435            2,182            994
  Interest on capital notes                                       0                6                0             18
  Interest on long term bonds and notes                          53               69              382            239
                                                         ----------       ----------       ----------     ----------
     Total interest expense                                  15,897           12,842           45,334         36,833
                                                         ----------       ----------       ----------     ----------

NET INTEREST INCOME                                          25,407           22,145           74,659         63,307
PROVISION FOR LOAN LOSSES                                     1,140              494            2,317          1,323
                                                         ----------       ----------       ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          24,267           21,651           72,342         61,984
                                                         ----------       ----------       ----------     ----------

Other Operating Income:
  Service charges on deposit accounts                         3,724            3,131           10,908          9,161
  Income from fiduciary activities                              561              616            1,667          1,767
  Securities gains (losses)                                     (44)             (13)            (135)            97
  Other non-interest income                                   1,945            1,952            4,835          4,654
                                                         ----------       ----------       ----------     ----------
     Total other operating income                             6,186            5,686           17,275         15,679

Other Operating Expenses:
  Salaries and employee benefits                             10,243            9,201           30,366         26,711
  Net occupancy expense of bank premises
    and equipment expense                                     1,765            2,800            8,750          7,955
  Other non-interest expense                                  8,365            6,169           20,421         18,007
                                                         ----------       ----------       ----------     ----------
     Total other operating expenses                          20,373           18,170           59,537         52,673
                                                         ----------       ----------       ----------     ----------

EARNINGS BEFORE INCOME TAXES                                 10,080            9,167           30,080         24,990
INCOME TAXES                                                  3,361            2,860            9,969          7,813
                                                         ----------       ----------       ----------     ----------

NET EARNINGS                                             $    6,719       $    6,307           20,111         17,177
                                                         ==========       ==========       ==========     ==========
NET EARNINGS PER COMMON SHARE                            $     0.75       $     0.78       $     2.26     $     2.12
                                                         ==========       ==========       ==========     ==========
DIVIDENDS PAID PER COMMON SHARE                          $     0.25       $     0.23       $     0.94     $     0.69
                                                         ==========       ==========       ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          8,880            8,097            8,880          8,097
                                                         ==========       ==========       ==========     ==========

* The statments of earnings have been restated to reflect a 1995 transaction accounted for using the pooling-of-interests method.
   See notes to condensed consolidated financial statements.

                            HANCOCK HOLDING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)

                                                          Nine Months Ended
                                                            September 30,
FINANCIAL RESOURCES PROVIDED:                            1995          1994
----------------------------                           --------      --------
Cash Flows From Operating Activities:
  Net earnings                                         $  20,111     $  17,177
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                         3,473         4,281
      Provision for loan losses                            2,317         1,323
      (Loss) gain on sales of investments                   (135)           97
      Increase in interest receivable                     (1,838)       (1,757)
      Amortization of intangible assets                    1,824         1,105
      Increase in interest payable                         1,061           896
      Other - net                                         (1,873)          233
                                                       ---------     ---------

    Net cash provided by Operating Activities             24,940        23,355
                                                       ---------     ---------

Cash Flows from Investing Activities:
  Proceeds from sales/maturities of securites
    held-to-maturity                                     292,551       160,865
  Purchase of securites held-to-maturity                (339,077)     (260,818)
  Proceeds from sales/maturities of securities
    available-for-sale                                     4,310           737
  Purchase of securities available-for-sale               (1,090)            0
  Net (increase) decrease in federal funds sold and
    securities sold under agreements to repurchase         3,900        56,165
  Net decrease (increase) in loans                       (13,014)      (11,808)
  Purchase of property and equipment, net                 (3,108)       (3,879)
  Transfers from loans to other real estate                 (540)         (565)
  Proceeds from sale of other real estate                    563           660
  Net cash received in connection with purchase
    transaction                                            7,872             0
                                                       ---------     ---------

    Net cash used in Investing Activities                (47,633)      (58,643)
                                                       ---------     ---------

Cash Flows from Financing Activities:
  Net increase in deposits                                 6,871        68,048
  Dividends paid                                          (6,405)       (5,282)
  Net increase (decrease) in federal funds purchased,
    securities sold under agreements to repurchase and
    other temporary funds                                 39,652        (7,587)
                                                       ---------     ---------

    Net cash provided by Financing Activities             40,118        55,179
                                                       ---------     ---------

Net Increase in Cash and Due from Banks                   17,425        19,891

Cash and Due from Banks, Beginning                       120,532        99,106
                                                       ---------     ---------

Cash and Due from Banks, Ending                        $ 137,957     $ 118,997
                                                       =========     =========

                            HANCOCK HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                (Nine Months Ended September 30, 1995 and 1994)


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

       The Company's impaired loans amounted to approximately 1/2% of total loans at September 30, 1995 and the related reserve amount was not significant at that date. There was no significant change in these amounts during the nine months ended September 30, 1995. Interest income recognized on these loans amounted to approximately $300,000 for the nine months ended September 30, 1995.

ACQUISITIONS

       On January 31, 1995, the Company merged Washington Bancorp, Inc. (Washington), Franklinton, Louisiana, and its wholly owned subsidiary, Washington Bank & Trust Company, with Hancock Bank of Louisiana. The merger was consummated by the exchange of all outstanding common stock of Washington in return for approximately 542,350 shares of common stock of the Company. The merger was accounted for using the pooling-of-interests method effective February 1, 1995 and accordingly all prior periods' financial information has been restated. Washington had total assets of approximately $86,100,000 and stockholders' equity of approximately $12,400,000 as of December 31, 1994. Net interest income and net earnings of the separate companies for the periods preceding the acquisition were as follows:

                                January 1, 1995      Nine Months Ended
                              to January 31, 1995    September 30, 1995
                              -------------------    ------------------
Net Interest Income
       Company                        $7,535                $60,094
       Washington                        372                  3,213
                                      ------                -------
       Combined                       $7,907                $63,307
                                      ======                =======
Net Earnings
       Company                        $2,382                $16,149
       Washington                        144                  1,028
                                      ------                -------
       Combined                       $2,526                $17,177
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

                                Nine Months Ended September 30,
                                      1995           1994
                                      ----           ----
Net Interest Income                 $74,938        $68,963
Net Earnings                         20,186         19,078
Net Earnings Per Share                $2.27          $2.15

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

       The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                      Restated    Restated
                                Sept. 30   June 30    March 31   December 31
                                  1995       1995       1995        1994
                                --------   --------   --------    --------
Total securities to total
       deposits                     49.4%      45.8%      45.4%       48.9%

Total loans (net of unearned
       discount) to total
     deposits                       53.9%      52.2%      51.6%       52.1%

Interest-earning assets
       to total assets              89.5%      90.4%      90.6%       90.6%

Interest-bearing deposits
       to total deposits            76.0%      76.7%      77.0%       78.0%

Capital Resources


       The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                                      Restated    Restated
                                Sept. 30   June 30    March 31   December 31
                                  1995       1995       1995        1994
                                --------   --------   --------    --------
Equity capital to total            9.89%     9.73%      9.53%        8.99%
  assets (1)

Total capital to risk-weighted    18.58%    18.13%     17.21%       17.52%
  assets (2)

Tier 1 Capital to risk-weighted   17.62%    17.18%     16.25%       16.26%
  assets (3)

Leverage Capital to total          9.10%     8.92%      8.71%        8.20%
  assets (4)

Fixed assets to equity capital    17.61%    18.21%     18.96%       19.47%

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


RESULTS OF OPERATIONS

Net Earnings

       Net earnings increased $412,000 or 6.5% for the third quarter of 1995 compared to the third quarter of 1994. Net earnings for the first nine months of 1995 increased $2,934,000 or 17% from the comparable period in 1994. The increase in earnings in the third quarter and first nine months of 1995 is attributable to an increased net interest margin as a result of higher loan and investment rates and earnings from an acquisition in January of 1995 accounted for as a purchase. Third quarter earnings included an FDIC premium refund.

                                                           Restated                      Restated
                                        Three Months Ended Sept. 30    Nine Months Ended Sept. 30
                                        ---------------------------    --------------------------
                                            1995           1994            1995           1994
                                          --------       --------        --------       --------
Results of Operations:

  Return on average assets                  1.21%          1.22%           1.23%          1.14%

  Return on average equity                 12.71%         14.18%          13.05%         13.13%

Net Interest Income:

  Return on average interest-earning
  assets (tax equivalent)                   8.29%          7.54%           8.14%          7.27%

  Cost of average interest-bearing funds    4.16%          3.50%           3.99%          3.37%
                                           ------         ------          ------         ------

  Net interest spread                       4.13%          4.04%           4.15%          3.90%
                                           ======         ======          ======         ======
  Net interest margin
    (net interest income on a tax
    equivalent basis divided by average
    interest-earning assets)                5.14%          4.82%           5.10%          4.63%
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

                                                          Restated                      Restated
                                        Three Months Ended Sept. 30   Nine Months Ended Sept. 30
                                        ---------------------------   --------------------------
                                            1995          1994           1995           1994
                                          --------      --------       --------       --------
Annualized net charge-offs to
    average loans                             0.44%         0.30%          0.30%         0.20%

Annualized provision for loan
    losses to average loans                   0.46%         0.39%          0.31%         0.19%

Average reserve for loan losses
    to average loans                          1.67%         1.53%          1.66%         1.62%


Income Taxes

       The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax- exempt interest income. The amount of tax-exempt income earned during the first nine months of 1995 was $3,181,000 compared to $2,804,000 for the comparable period in 1994. Income tax expense increased from $7,813,000 in the first nine months of 1994 to $9,969,000 in the first nine months of 1995. This increase is primarily due to increased net income.

                          Part II _ OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              (27)  Selected financial data.

       (b) On October 20, 1995, the Registrant filed a current report on Form 8-K disclosing under Item 5 lawsuits which have been filed against the Company's subsidiary, Hancock Bank, related to the placement of collateral protection insurance.

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


   November 5, 1995             By:    /s/ Leo W. Seal, Jr.
-------------------------            ---------------------------------------
        Date                           Leo W. Seal, Jr.
                                       President and CEO



   November 5, 1995             By:    /s/ George A. Schloegel
-------------------------            ---------------------------------------
        Date                           George A. Schloegel
                                       Vice-Chairman of the Board

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
