Form 10-K405
period 1995-12-31
HANCOCK HOLDING CO
filed 1996-04-01
CIK 750577

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1995 .

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to                 .
                              -------------------  -----------------
Commission file number    0-13089
                       -------------

                              Hancock Holding Company
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Mississippi                               64-0693170
- ------------------------------------------   -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)               Number)

 One Hancock Plaza, Gulfport, Mississippi            39501
- ------------------------------------------   -----------------------------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code      (601) 868-4715
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
          Title of Each Class                    Which Registered
          -------------------                ------------------------
                NONE                                  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $3.33 PAR VALUE
- --------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes    X    No
                                   -----     -----

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

Yes    X        No
     -----         -----



                                   Continued

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 3, 1996, was approximately $267,761,000. For purposes of this calculation only, shares held by non-affiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

       On December 31, 1995, the registrant had outstanding 8,880,905 shares of common stock for financial statement purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995, are incorporated by reference into Part II of this report.

       Portions of the definitive Proxy Statement used in connection with the Registrant's Annual Meeting of Stockholders held on February 22, 1996, filed by the Registrant on January 23, 1996, are incorporated by reference into Part III of this report.

                                  CONTENTS


PART 1

Item 1.     Business                                                 4
Item 2.     Properties                                              37
Item 3.     Legal Proceedings                                       38
Item 4.     Submission of Matters to a Vote of Security
              Holders                                               38

PART II

Item 5.     Market for the Registrant's Common Stock
              and Related Stockholder Matters                       38
Item 6.     Selected Financial Data                                 38
Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations         38
Item 8.     Financial Statements and Supplementary Data             39
Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                39

PART III

Item 10.    Directors and Executive Officers of the
              Registrant                                            39
Item 11.    Executive Compensation                                  39
Item 12.    Security Ownership of Certain Beneficial
              Owners and Management                                 40
Item 13.    Certain Relationships and Related Transactions          40

PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                   40

                                     PART I

                               ITEM 1 - BUSINESS

                       BACKGROUND AND CURRENT OPERATIONS

BACKGROUND

GENERAL:

     Hancock Holding Company (the "Company"), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. The Company operates 73 banking offices and 102 automated teller machines ("ATM's") in the states of Mississippi and Louisiana through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi ("Hancock Bank MS"), Hancock Bank of Louisiana, Baton Rouge, Louisiana ("Hancock Bank LA"), and First National Bank of Denham Springs, Denham Springs, Louisiana ("Denham"). Hancock Bank MS, Hancock Bank LA and Denham are referred to collectively as the "Banks."

     The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company's operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 1995, the Company had total assets of $2.2 billion and employed on a full-time basis 819 persons in Mississippi and 478 persons in Louisiana.

     Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by concentrating branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Hancock Bank MS currently has the largest market share in each of the four counties in which it operates:
Harrison, Hancock, Jackson and Pearl River. With assets of $1.4 billion at December 31, 1995, Hancock Bank MS currently ranks as the fifth largest bank in Mississippi.

       In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, ("AmBank"), from the Federal Deposit Insurance Corporation ("FDIC"). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With assets of $683 million at December 31, 1995, Hancock Bank LA is the fourth largest bank in East Baton Rouge Parish.

       In January 1995, the Company merged with First Denham Bancshares, Inc. ("Bancshares"), which owned 100% of the stock of First National Bank of Denham Springs, Denham Springs, Louisiana. Denham Springs is a bedroom community of Baton Rouge, Louisiana, and the merger enhanced the Company's ability to attract and service customers working in East Baton Rouge Parish and living in Livingston Parish. First National bank of Denham Springs currently operates seven locations in Livingston Parish.

       Beginning with the 1985 acquisition of the Pascagoula-Moss Point Bank ("PMP") in Pascagoula, Mississippi, the Company has acquired approximately $884.8 million in assets and approximately $796.9 million in deposit liabilities through selected acquisitions or purchase and assumption transactions.

RECENT ACQUISITION ACTIVITY:

     In August 1991, Hancock Bank MS acquired certain assets and deposit liabilities of Peoples Federal Savings Association, Bay St. Louis, Mississippi, from the RTC. As a result of this transaction, the Bank acquired assets of approximately $39.0 million and deposit liabilities of approximately $38.5 million.

     The Company borrowed $18,750,000 from Whitney National Bank, New Orleans, Louisiana ("Whitney"), to partially fund the acquisition of Metropolitan National Bank and AmBank in 1990. On November 28, 1991, the Company sold 1,552,500 shares of its common stock at $17 per share. This followed a two-for-one stock split in the form of a 100% stock dividend on October 15, 1991, and an increase in authorized shares to 20,000,000. The net proceeds of this sale, after underwriting discount and expenses, of approximately $24,700,000, were used to pay the principal and interest on $18,500,000 of principal debt on the Whitney loan and increase Hancock Bank LA's capital by $5,000,000.

       In April 1994, the Company merged Hancock Bank of LA with First State Bank and Trust Company of East Baton Rouge Parish, Baker, Louisiana ("Baker"). The merger was consummated by the exchange of all outstanding common stock of Baker in return for 527,235 shares of common stock of the Company. The merger was accounted for using the pooling-of-interests method; therefore, all prior years' financial information has been restated.

       On January 13, 1995, the Company merged with Bancshares, which owned 100% of the stock of Denham. The merger was in return for approximately $4,000,000 cash and 774,098 shares of common stock of the Company. The merger was accounted for using the purchase method. Bancshares had total assets of approximately $111,000,000 and stockholders' equity of approximately $11,300,000 as of December 31, 1994, and net earnings of approximately $2,600,000 for the year then ended.

       On February 1, 1995, the Company merged Hancock Bank LA with Washington Bank and Trust Company, Franklinton, Louisiana ("Washington"). The merger was consummated by the exchange of all outstanding common stock of Washington in return for 542,650 shares of common stock of the Company. The merger was accounted for using the pooling-of-interests method; therefore, all prior years' financial information has been restated. Washington had total assets of approximately $86,100,000 and stockholders' equity of approximately $12,400,000 as of December 31, 1994, and net earnings of approximately $1,300,000 for the year then ended.


CURRENT OPERATIONS

LOAN PRODUCTION AND CREDIT REVIEW:

       The Banks' primary lending focus is to provide commercial, consumer, leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. The Banks have no concentrations of loans to particular borrowers or loans to any foreign entities. Each loan officer has Board approved loan limits on the principal amount of secured and unsecured loans he or she can approve for a single borrower without prior approval of a loan committee. All loans, however, must meet the credit underwriting and loan policies of the Banks.

       For Hancock Bank MS, all loans over an individual loan officer's Board approved lending authority and below a regional approved limit must be approved by his or her region's loan committee or by another loan officer with greater lending authority. Both the regional loan committee and the Bank's senior loan committee must review and approve any loan for a borrower whose total indebtedness exceeds the region's approved limit. Each loan file is reviewed by the Bank's loan review department to ensure proper documentation.

       For Hancock Bank LA, all loans over an individual loan officer's Board approved lending authority must be approved by his or her region's loan committee or by another loan officer with greater lending authority. Both the regional loan committee and the Bank's senior loan committee must review and approve any loan for a borrower whose total indebtedness exceeds $500,000. Each loan file is reviewed by the Bank's loan review department to ensure proper documentation.

       For Denham, all loans over an individual loan officer's Board approved lending authority must be approved by an officer with a higher lending limit or by the Bank's senior loan committee. The Company's loan committee must approve aggregate lending relationships up to $750,000. Each loan file is reviewed by the Bank's loan review department to ensure proper documentation.

LOAN REVIEW AND ASSET QUALITY:

       Each Bank's portfolio of credit relationships aggregating $250,000 or more is annually reviewed by the respective Bank to identify any deficiencies and to take corrective actions as necessary. Periodically, selected credit relationships aggregating less than $250,000 are reviewed. As a result of such reviews, each Bank places on its Watchlist loans deemed to require close or frequent review. All loans classified by a regulator are also placed on the Watchlist. All Watchlist and past due loans are reviewed at least monthly by the Banks' senior lending officers and monthly by the Banks' Board of Directors.

       In addition, all loans to a particular borrower are reviewed, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests a new loan. All lines of credit are reviewed annually before renewal. The Banks currently have mechanisms in place that allow for at least an annual review of the financial statements and the financial condition of all borrowers, except borrowers with secured installment and residential mortgage loans.

       Consumer loans which become 60 days delinquent are reviewed by management. Generally, a consumer loan which is delinquent 90 days is in process of collection through repossession and liquidation of collateral or has been deemed currently uncollectible. Loans deemed currently uncollectible are charged-off against the reserve account. As a matter of policy, loans are placed on a nonaccrual status where doubt exists as to collectibility.

       The Banks follow the standard FDIC loan classification system. This system provides management with (1) a general view of the quality of the overall loan portfolio (each branch's loans and each commercial loan officer's lending portfolio) and (2) information on specific loans that may need individual attention.

       The Banks hold nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 1995, the book value of nonperforming assets held for resale was approximately $1,086 thousand.

SECURITIES PORTFOLIO:

     The Banks maintain portfolios of securities consisting primarily of U.S. Treasury securities, U.S. government agency issues, mortgage-backed securities, CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, the Banks invest only in high grade investment quality securities with acceptable yields and generally with durations of less than 7 years.

       The Banks' policies limit investments to securities having a rating of no less than "Baa" by Moody's Investors' Service, Inc., except for certain obligations of Mississippi or Louisiana counties and municipalities.

DEPOSITS:

     The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks offer 102 ATMs: 61 ATMs at their 73 banking offices and 41 free-standing ATMs at other locations. As members of regional and international ATM networks such as "GulfNet," "PLUS" and "CIRRUS," the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing and to a certain extent through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with or, in some cases, slightly below other financial institutions in the Banks' respective market areas.

TRUST SERVICES:

     The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 1995, the Trust Departments of the Banks had approximately $1.3 billion of assets under management, of which $893 billion were corporate accounts and $444 million were personal, employee benefit, estate and other trust accounts.

OPERATING EFFICIENCY STRATEGY:

     The primary focus of the Company's operating strategy is to increase operating income and to reduce operating expense. Beginning in January of 1988, management has taken steps to improve operating efficiencies. As a result, employees at Hancock Bank MS have been reduced from .78 per $1 million in assets in February 1988 to .58 as of December 31, 1995. Since its acquisition in August 1990, Hancock Bank LA employees have been reduced from
 .97 per $1 million of assets to .56 as of December 31, 1995. Management annually establishes an employee to asset goal for each Bank. The Banks also have set an internal long range goal of at least covering total salary and benefit costs by fee income. The ratio of fee income to total salary and benefit costs is $.50 to $1.00 at Hancock Bank MS. Hancock Bank LA has a higher level of fee income and through December 31, 1995, has achieved a ratio of $.71 to $1.00.

OTHER ACTIVITIES:

     Hancock Bank MS has seven subsidiaries through which it engages in the following activities: providing consumer financing services; mortgage lending; owning, managing and maintaining certain real property; providing general insurance agency services; holding investment securities; marketing credit life insurance; and providing discount brokerage services. The income of these subsidiaries generally accounts for less than 10% of the Company's total income annually.

       During 1994, the Company began offering alternative investments through a third party vendor. The Investment Center is now located in several branch locations in Mississippi and Louisiana to accommodate the investment needs of customers that fall outside the traditional commercial bank product line.

     Hancock Bank MS also owns approximately 3,700 acres of timberland in Hancock County, Mississippi, most of which was acquired through foreclosure in the 1930's. Timber sales and oil and gas leases on this acreage generate less than 1% of the Company's annual income.

COMPETITION:

     The deregulation of the financial services industry, the elimination of many previous distinctions between commercial banks and other financial institutions and legislation enacted in Mississippi, Louisiana and other states allowing state-wide branching, multi-bank holding companies and regional interstate banking has created a highly competitive environment for commercial banking in the Company's market area. The principal competitive factors in the markets for deposits and loans are interest rates paid and charged. The Company also competes through the efficiency, quality, range of services and products it provides, convenience of office and ATM locations and office hours.

       In attracting deposits and in its lending activities, the Company competes generally with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, mutual funds, insurance companies and other financial institutions. Many of these institutions have greater available resources than the Company.

                           SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION

GENERAL:

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

FEDERAL REGULATION:

     The Bank Holding Company Act generally prohibits the Company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries. Acquiring or obtaining control of any company engaged in activities other than those activities determined by the Federal Reserve to be so closely related to banking, managing or controlling banks as to be proper incident thereto is also prohibited. In determining whether a particular activity is permissible, the Federal Reserve considers whether the performance of the activity can reasonably be expected to produce benefits to the public that outweigh possible adverse effects. For example, making, acquiring or servicing loans, leasing personal property, providing certain investment or financial advice, performing certain data processing services, acting as agent or broker in selling credit life insurance and performing certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities. The Bank Holding Company Act does not place territorial limitations on permissible bank-related activities of bank holding companies. However, despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when it has reasonable cause to believe that continuation of such activity or control of such subsidiary constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve: (1) before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of the voting shares of such bank, (2) before it or any of its subsidiaries other than a bank may acquire all of the assets of a bank, or (3) before it may merge with any other bank holding company. In reviewing a proposed acquisition, the Federal Reserve considers financial, managerial and competitive aspects. The future prospects of the companies and banks concerned and the convenience and needs of the community to be served must also be considered. The Federal Reserve also reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the holding company can service such indebtedness without adversely affecting the capital requirements of the holding company or its subsidiaries. The Bank Holding Company Act further requires that consummation of approved acquisitions or mergers must be delayed at least 30 days following the date of approval.
During such 30-day period, complaining parties may obtain a review of the Federal Reserve's order granting its approval by filing a petition in the appropriate United States Court of Appeals petitioning that the order be set aside.

     The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies. The regulatory capital of a bank holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve's evaluation of a bank holding company and any applications by the bank holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. In addition, a financial institution's failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. There are two measures of regulatory capital presently applicable to bank holding companies: (1) risk-based capital and (2) leverage capital ratios.

     The Federal Reserve rates bank holding companies by a component and
composite 1-5 rating system.   The leverage ratios adopted by the Federal
Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% to 5% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders' equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company's leverage ratio at December 31, 1995, was 9.28%.

     The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories: 0%, 20%, 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such
as standby letters of credit.   First, the amount of the off-balance sheet item
is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. Then, the result is assigned to one of the four risk categories. At December 31, 1995, the Company's off-balance sheet items aggregated $237.4 million; however, after the credit conversion these items represented $24.5 million of balance sheet equivalents.

     The primary component of risk-based capital is Tier 1 Capital, which is essentially equal to common stockholders' equity plus a certain portion of perpetual preferred stock. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general reserves for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in
each risk category, multiplied by the weight assigned to that category.   A
ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 1995, the Company's Tier 1 and Total Capital ratios were 17.69% and 18.64%, respectively.

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

     The prior approval of the Federal Reserve must be obtained before the Company may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Federal Reserve approve an acquisition of any bank located outside Mississippi unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. The banking laws of Mississippi presently permit out-of-state banking organizations to acquire Mississippi banking organizations, provided the out-of-state banking organization's home state grants similar privileges to banking organizations in Mississippi. This reciprocity privilege is restricted to banking organizations in specified geographic regions that encompass the states of Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas, Virginia and West Virginia. In addition, Mississippi banking organizations are permitted to acquire certain out-of-state financial institutions. A bank holding company is additionally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities.

       With the passage of The Interstate Banking and Branching Efficiency Act of 1994, adequately capitalized and managed bank holding companies are permitted to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. Beginning June 1, 1997, federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that, mergers may not be approved with respect to banks located in states that, before June 1, 1997, enacted legislation prohibiting mergers by banks located
in such state with out-of-state institutions.   Federal banking regulators may
permit an out-of-state bank to open new
branches in another state if such state has enacted legislation permitting interstate branching. The legislation further provides that a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits in the relevant state. States have the right to adopt legislation to lower the 30% limit. Additional provisions require that interstate activities conform to the Community Reinvestment Act.

     The Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the proceeding 12 months, is equal to 10% or more of the Company's consolidated net worth.
The Federal Reserve may disapprove such a transaction if it determines that the proposal constitutes an unsafe or unsound practice, would violate any law, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve.

     In November 1985, the Federal Reserve adopted its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the "Policy Statement"). The Policy Statement sets forth various guidelines that the Federal Reserve believes that a bank holding company should follow in establishing its dividend policy. In general, the Federal Reserve stated that bank holding companies should pay dividends only out of current earnings. It also stated that dividends should not be paid unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

     The activities of the Company are also restricted by the provisions of the Glass-Steagall Act of 1933 (the "Act"). The Act prohibits the Company from owning subsidiaries engaged principally in the issue, floatation, underwriting, public sale or distribution of securities. Regulators and legislators are currently reviewing the interpretation, scope and application of the provisions of the Act. The outcome of the current examination and the effect of the outcome on the ability of bank holding companies to engage in securities related activities cannot be predicted.

     The Company is a legal entity separate and distinct from the Banks. There are various restrictions that limit the ability of the Banks to finance, pay dividends or otherwise supply funds to the Company or other affiliates. In addition, subsidiary banks of holding companies are subject to certain restrictions on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, or leases or sales of property or furnishing of services.

BANK REGULATION:

       The operations of the Banks are subject to state and federal statutes applicable to state banks and national banks, respectively, and the regulations of the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency ("OCC"). Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the Banks' operations.

       Hancock Bank MS is subject to regulation and periodic examinations by the FDIC and the State of Mississippi Department of Banking and Consumer Finance. Hancock Bank LA is subject to regulation and periodic examinations by the FDIC and the Office of Financial Institutions, State of Louisiana. Denham is subject to regulation and periodic examinations by the OCC. These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations. These examinations are designed for the protection of the Banks' depositors, rather than their stockholders. In addition to these regular examinations, the Company and the Banks must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

       As a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a financial institution insured by the FDIC can be held liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured financial institution or (2) any assistance provided by the FDIC to a commonly controlled financial institution in danger of default.

       The Banks are members of the FDIC, and their deposits are insured as provided by law by the Bank Insurance Fund ("BIF"). On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. The Federal Deposit Insurance Act, as amended by Section 302 of FDICIA, calls for risk-related deposit insurance assessment rates. The risk classification of an institution will determine its deposit insurance premium. Assignment to one of three capital groups, coupled with assignment to one of three supervisory sub-groups, determines which of the nine risk classifications is appropriate for an institution.

       Effective in the third quarter of 1995, the FDIC lowered banks' deposit insurance premiums from 23 to 31 cents per hundred dollars in insured deposits to a rate of 4 to 31 cents. The Banks have received a risk classification of
1A for assessment purposes.   The Banks paid BIF premiums of 23 cents per
hundred dollars of insured deposits for the first five months of 1995 and 4 cents for the remaining seven months, which amounted to $2.2 million. The decrease in 1995 rates resulted in $1.6 million FDIC premium reductions over the 1994 level of $3.8 million. Premiums for the first and second quarters of 1996 have been reduced to 0 cents per hundred dollars of insured deposits. Premiums on OAKAR deposits from the 1991 acquistion of Peoples Federal Savings Association are insignificant.

       In general, FDICIA subjects banks and bank holding companies to significantly increased regulation and supervision. FDICIA increased the borrowing authority of the FDIC in order to recapitalize the Bank Insurance Fund, and the future borrowings are to be repaid by increased assessments on FDIC member banks. Other significant provisions of FDICIA require a new regulatory emphasis linking supervision to bank capital levels. Also, federal banking regulators are required to take prompt regulatory action with respect to depository institutions that fall below specified capital levels and to draft non-capital regulatory measures to assure bank safety.

       FDICIA contains a "prompt corrective action" section intended to resolve problem institutions at the least possible long-term cost to the deposit insurance funds. Pursuant to this section, the federal banking agencies are required to prescribe a leverage limit and a risk-based capital requirement indicating levels at which institutions will be deemed to be

"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." In the case of a depository institution that is "critically undercapitalized" (a term defined to include institutions which still have positive net worth), the federal banking regulators are generally required to appoint a conservator or receiver.

       FDICIA further requires regulators to perform annual on-site bank examinations, places limits on real estate lending and tightens audit requirements. The new legislation eliminated the "too big to fail" doctrine, which protects uninsured deposits of large banks, and restricts the ability of undercapitalized banks to obtain extended loans from the Federal Reserve Board discount window. FDICIA also imposes new disclosure requirements relating to fees charged and interest paid on checking and deposit accounts. Most of the significant changes brought about by FDICIA required new regulations.

       In addition to regulating capital, the FDIC and the OCC have broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC and the OCC have adopted regulations that restrict preferential loans and loan amounts to "affiliates" and "insiders" of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC also is authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank, like Hancock Bank MS and Hancock Bank LA.

       Although Hancock Bank MS and Hancock Bank LA are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts), money market deposit accounts and nonpersonal time deposits. Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $41.4 million, or, if the aggregate of such accounts exceeds $41.4 million, $1.233 million plus 12% of the total in excess of $41.4 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution's transaction accounts.

       The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Banks. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

EFFECT OF GOVERNMENTAL POLICIES:

       The difference between the interest rate paid on deposits and other borrowings and the interest rate received on loans and securities will comprise most of a bank's earnings. However, due to recent deregulation of the industry, the banking business is becoming increasingly dependent on the generation of fees and service charges.

       The earnings and growth of a bank will be affected by both general economic conditions and the monetary and fiscal policy of the United States Government and its agencies, particularly the Federal Reserve. The Federal Reserve sets national monetary policy such as seeking to curb inflation and combat recession. This is accomplished by its open-market operations in United States Government securities, adjustments in the amount of reserves that financial institutions are required to maintain and adjustments to the discount rates on borrowings and target rates for federal funds transactions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and timing of any future changes in monetary policies and their potential impact on the Company cannot be predicted.

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


          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY
                      AND INTEREST RATES AND DIFFERENTIALS

       Net interest income, the difference between interest income and interest expense, is the most significant component of the Banks earnings. For internal analytical purposes, management adjusts net interest income to a "taxable equivalent" basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities).

       Another significant statistic in the analysis of net interest income is the effective interest differential, which is the difference between the average rate of interest earned on earning assets and the effective rate paid for all funds, noninterest-bearing as well as interest-bearing. Since a portion of the Bank's deposits do not bear interest, such as demand deposits, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The rate differential for the years 1995 and 1994 was 5.10% and 4.74%, respectively.

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

       The following table shows interest income on interest-earning assets and related average yields earned and interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:


                   Comparative Average Balances - Yields and Rates

                                                                Years Ended December 31,
                              ------------------------------------------------------------------------------------------------
                                            1995                          1994                              1993
                              ------------------------------  ------------------------------  ------------------------------
                                           Interest   Average               Interest  Average              Interest  Average
                                Average    Income or  Yield or   Average    Income or Yield or   Average   Income or Yield or
                                Balance     Expense     Rate     Balance     Expense    Rate     Balance    Expense    Rate
                              -----------  ----------  ------  ----------   ---------- ------   ---------  ---------  ------
ASSETS                                                          (Amounts in thousands)
Interest-earning assets:
  Investment securities:
    U.S. Treasury                $257,228   $ 14,568   5.66%    $ 316,232   $ 17,168   5.43%    $ 292,239   $ 16,861   5.77%
    U.S. government obligations   493,315     33,726   6.84%      423,555     24,772   5.85%      397,490     24,874   6.26%
    Municipal obligations          57,001      5,426   9.52%       48,194      4,912  10.19%       43,656      5,200  11.91%
    Other securities               87,606      6,231   7.11%       75,956      4,713   6.20%       85,712      4,775   5.57%
  Federal funds sold & securities
    purchased under agreements
    to resell                      99,559      5,820   5.85%       89,341      3,832   4.29%      125,204      3,603   2.88%

  Interest-bearing time deposits
    with other banks                  500         31   6.20%          725         38   5.24%        1,095         45   4.11%
  Net loans (2)(3)              1,000,907     98,029   9.79%      906,342     82,967   9.15%      847,526     80,644   9.52%
                               ----------   --------  ------   ----------  ---------  ------   ----------   --------  ------
    Total interest-earning
     assets/interest income (1) 1,996,116    163,831   8.21%    1,860,345    138,402   7.44%    1,792,922    136,002   7.59%
  Less: Reserve for loan losses   (16,532)              ---       (15,251)              ---       (15,644)              ---

  Noninterest-earning assets:
    Cash and due from banks       104,854               ---       112,931               ---       105,931               ---
    Property and equipment         37,786               ---        34,815               ---        34,596               ---
    Other assets                   93,302               ---        50,435               ---        46,708               ---
                               ----------   --------  ------   ----------   --------   -----   ----------   --------  ------
      Total assets             $2,215,526   $163,831   7.39%   $2,043,275   $138,402   6.77%   $1,964,513   $136,002   6.92%
                               ==========   ========  ======   ==========   ========  ======   ==========   ========  ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Savings, NOW and money
     market                    $  739,091   $ 20,515   2.78%   $  755,888   $ 20,703   2.74%   $  718,597   $ 19,366   2.69%
    Time                          717,064     37,097   5.17%      657,587     27,490   4.18%      662,646     27,569   4.16%
  Federal funds purchased          15,284        863   5.65%       18,622        754   4.05%       18,023        537   2.98%
  Securities sold under
    agreements to repurchase       53,924      2,219   4.12%       24,710        718   2.91%       22,480        484   2.15%
  Long-term bonds                   2,799        203   7.25%        3,656        256   7.00%        4,651        350   7.53%
  Capital notes                       ---        265   0.00%        1,571         76   4.84%        1,319         90   6.82%
                               ----------   --------  ------   ----------   --------  ------   ----------   --------  ------
     Total interest-bearing
     liabilities/interest
     expense                    1,528,162     61,162   4.00%    1,462,034     49,997   3.42%    1,427,716     48,396   3.39%

Noninterest-bearing liabilities:
    Demand deposits               439,495               ---       393,120               ---       364,612               ---
    Other liabilities              32,135               ---        13,183               ---        12,865               ---
    Stockholders' equity          215,734               ---       174,938               ---       159,320               ---
                               ----------   --------  ------   ----------   --------  ------   ----------   --------  ------
      Total liabilities &
        stockholders' equity   $2,215,526   $ 61,162   2.76%   $2,043,275   $ 49,997   2.45%   $1,964,513   $ 48,396   2.46%
                               ==========   ========  ======   ==========   ========  ======   ==========   ========  ======

Interest-earning assets        $1,996,116                      $1,860,345                      $1,792,922
Interest-bearing liabilities   $1,528,162                      $1,462,034                      $1,427,716
Interest income                             $163,831                        $138,402                        $136,002
Interest expense                              61,162                          49,997                          48,396
                                            --------                        --------                        --------
Interest income/interest-
  earning assets                                       8.21%                           7.44%                           7.59%
Interest expense/interest-
  bearing liabilities                                  4.00%                           3.42%                           3.39%
Interest spread                                        4.21%                           4.02%                           4.20%
Net interest income                         $102,669                        $ 88,405                        $ 87,606
                                            ========                        ========                        ========
Net interest margin                                    5.13%                           4.75%                           4.89%

- ----------

(1) Includes tax equivalent adjustments to interest income of $2.3 million, $2.1 million and $2.3 million in 1995, 1994 and 1993, respectively, using a tax rate of 35%.

(2) Interest income includes fees on loans of $4.1 million in 1995, $3.2 million in 1994 and $3.3 million in 1993.

(3)  Includes nonaccrual loans.  See "Nonperforming Assets."

       The following table sets forth, for the periods indicated, a summary of the changes in interest income on interest-earning assets and interest expense on interest-bearing liabilities relating to rate and volume variances. Nonaccrual loans are included in average amounts of loans and do not bear interest for purposes of the presentation. Changes that are not solely due to volume or rate are allocated to volume.

                  Analysis of Changes in Net Interest Income

                                                                   Years Ended December 31,
                                ---------------------------------------------------------------------------------------
                                           1995                           1994                          1993
                                -------------------------    ---------------------------    ---------------------------
                                Volume     Rate     Total    Volume       Rate     Total    Volume      Rate      Total
                                ------     ----     -----    ------       ----     -----    ------      ----      -----
                                                                  (Amounts in thousands)
INTEREST INCOME
  Investment securities:
    U.S. Treasury              $(3,327)   $  727  $(2,600)  $ 1,301   $   (994)  $   307   $    96   $ (3,834)  $(3,738)
    U.S. government obligations  4,761     4,193    8,954     1,528     (1,630)     (102)    3,271     (2,382)      889
    Municipal obligations (1)      837      (323)     514       463       (751)     (288)   (1,251)        11    (1,240)
    Other securities               827       691    1,518      (602)       540       (62)    1,065     (1,072)       (7)
  Federal funds sold & securities
    purchased under agreements
    to resell                      594     1,394    1,988    (1,536)     1,765       229       482     (1,074)     (592)
  Interest-bearing time deposits
    with other banks               (14)        7       (7)      (19)        12        (7)      (34)        (2)      (36)
    Net loans (2)                9,261     5,801   15,062     5,459     (3,136)    2,323     4,898     (5,331)     (433)
                               -------   -------  -------   -------   --------   -------   -------   --------   -------
    Total                       12,939    12,490   25,429     6,594     (4,194)    2,400     8,527    (13,684)   (5,157)
                               -------   -------  -------   -------   --------   -------   -------   --------   -------

INTEREST EXPENSE
  Deposits:
    Savings, NOW and money
      market                      (490)      302     (188)      978        359     1,337     2,171     (3,902)   (1,731)
    Time                         3,097     6,510    9,607      (212)       133       (79)     (702)    (5,431)   (6,133)
  Federal funds purchased         (189)      298      109        24        193       217       (97)       (43)     (140)
  Securities sold under
    agreements to repurchase     1,202       299    1,501        63        171       234        (1)      (246)     (247)
  Long-term bonds                  (62)        9      (53)      (69)       (25)      (94)     (167)      (111)     (278)
  Capital notes                    265       (76)     189        12        (26)      (14)       25         41        66
                               -------   -------  -------   -------   --------    ------   -------   --------   -------
    Total                        3,823     7,342   11,165       796        805     1,601     1,229     (9,692)   (8,463)
                               -------   -------  -------   -------   --------    ------   -------   --------   -------

Increase (decrease) in
  net interest income          $ 9,116   $ 5,148  $14,264   $ 5,798   $ (4,999)  $   799   $ 7,298   $ (3,992)  $ 3,306
                               =======   =======  =======   =======   ========   =======   =======   ========   =======

- ----------

(1) Yields on tax-exempt investments have been adjusted to a tax equivalent basis utilizing a 35% tax rate.

(2) Interest earned includes fees on loans of $3.3 million in 1993, $3.2 million in 1994 and $4.1 million in 1995.

RATE SENSITIVITY

       To control interest rate risk, management regularly monitors the volume of interest sensitive assets compared with interest sensitive liabilities over
specific time intervals.   The Company's interest rate management policy is to
attempt to maintain a stable net interest margin in periods of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. Interest rate risk is monitored, quantified and managed to produce a 5% or less impact on short-term earnings.

       The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. At December 31, 1995, the Company's cumulative interest sensitivity gap in the one year interval was (18.44%) as compared to a cumulative interest sensitivity gap in the one year interval of (15.80%) at December 31, 1994. The percentage reflects a higher level of interest sensitive liabilities than assets repricing within one year. Generally, when rate sensitive liabilities exceed rate sensitive assets, the net interest margin is expected to be positively affected during periods of decreasing interest rates and negatively affected during periods of increasing rates.

       The following tables set forth the Company's interest rate sensitivity gap at December 31, 1995 and 1994:

             Analysis of Interest Sensitivity at December 31, 1995

                                                     After Three
                                          Within       Through        One        After Five
                                          Three         Twelve      Through      Years and
                                          Months        Months     Five Years   Insensitive      Total
                                        ---------     ---------    ----------   -----------    ----------
                                                           (Amounts in thousands)
Net loans                               $ 281,636     $ 103,346     $ 429,298    $ 220,697     $1,034,977
Securities and time deposits              181,199       137,057       219,763      311,837        849,856
Federal funds                             153,725            --            --           --        153,725
                                        ---------     ---------     ---------    ---------     ----------
Total earning assets                    $ 616,560     $ 240,403     $ 649,061    $ 532,534     $2,038,558
                                        =========     =========     =========    =========     ==========
                                            30.25%        11.79%        31.84%       26.12%        100.00%
                                        =========     =========     =========    =========     ==========
Interest-bearing deposits, excluding
  CDs greater than $100,000            $  566,967     $ 443,939     $ 234,772    $      15     $1,245,693
CDs greater than $100,000                  73,320        79,031        61,191           --        213,542
Short-term borrowings                      66,585            --            --           --         66,585
Other borrowings                            1,045         1,970         2,100           --          5,115
                                        ---------     ---------     ---------    ---------     ----------
Total interest-bearing funds              707,917       524,940       298,063           15      1,530,935
Interest-free funds                            --            --            --      507,623        507,623
                                        ---------     ---------     ---------    ---------     ----------
Funds supporting earning assets         $ 707,917     $ 524,940     $ 298,063    $ 507,638     $2,038,558
                                        =========     =========     =========    =========     ==========
                                            34.73%        25.75%        14.62%       24.90%        100.00%
                                        =========     =========     =========    =========     ==========
Interest sensitivity gap                $ (91,357)    $(284,537)    $ 350,998    $  24,896             --
Cumulative gap                          $ (91,357)    $(375,894)    $ (24,896)          --             --
Percent of total earning assets             (4.48%)      (18.44%)       (1.22)%         --             --
                                        =========     =========     =========    =========     ==========

            Analysis of Interest Sensitivity at December 31, 1994

                                                     After Three
                                          Within       Through        One        After Five
                                          Three         Twelve      Through      Years and
                                          Months        Months     Five Years   Insensitive      Total
                                        ---------     ---------    ----------   -----------    ----------
                                                           (Amounts in thousands)
Net loans                               $ 236,825     $  70,147     $ 400,668    $ 218,025     $  925,665
Securities and time deposits              266,501       182,695       335,839       83,755        868,790
Federal funds                              55,900            --            --           --         55,900
                                        ---------     ---------     ---------    ---------     ----------
Total earning assets                    $ 559,226     $ 252,842     $ 736,507    $ 301,780     $1,850,355
                                        =========     =========     =========    =========     ==========
                                            30.22%        13.67%        39.80%       16.31%        100.00%
                                        =========     =========     =========    =========     ==========
Interest-bearing deposits, excluding
  CD's greater than $100,000            $ 539,127     $ 397,897     $ 275,853    $     253     $1,213,130
CD's greater than $100,000                 62,228        48,754        61,310          230        172,522
Short-term borrowings                      54,296            --            --           --         54,296
Other borrowings                            1,386           700         2,255           --          4,341
                                        ---------     ---------     ---------    ---------     ----------
Total interest-bearing funds              657,037       447,351       339,418          483      1,444,289
Interest-free funds                            --            --            --      406,066        406,066
                                        ---------     ---------     ---------    ---------     ----------
Funds supporting earning assets         $ 657,037     $ 447,351     $ 339,418    $ 406,549     $1,850,355
                                        =========     =========     =========    =========     ==========
                                            35.51%        24.18%        18.34%       21.97%        100.00%
                                        =========     =========     =========    =========     ==========
Interest sensitivity gap                $ (97,811)    $(194,509)    $ 397,089    $(104,769)            --
Cumulative gap                          $ (97,811)    $(292,320)    $ 104,769           --             --
Percent of total earning assets             (5.29%)      (15.80%)        5.66%          --             --
                                        =========     =========     =========    =========     ==========

INCOME TAXES

       The Company had income tax expense of $13.1 million and $10.5 million for the years ended December 31, 1995 and 1994, respectively. This represents effective tax rates of 32.6% and 31.2% for December 31, 1995 and 1994, respectively; a greater portion of the Company's income in 1995 has been generated from taxable sources contributing to the rise in the effective tax rate.

PERFORMANCE AND EQUITY RATIOS

       The following table sets forth, for the periods indicated, the percentage of net income to average assets and average stockholders' equity, the percentage of common stock dividends to net income and the percentage of average stockholders' equity to average assets.

                                                     Years Ended December 31,
                                                     ------------------------
                                                       1995    1994    1993
                                                       ----    ----    ----
Return on average assets (%)                           1.22    1.13    1.27
Return on average stockholders' equity (%)            12.50   13.22   15.61
Dividend payout ratio (%)                             32.06   31.90   28.03
Average stockholders' equity to average assets (%)     9.74    8.56    8.11

SECURITIES PORTFOLIO

       The Company generally purchases securities to be held-to-maturity, with a maturity schedule that provides ample liquidity. Securities classified as held-to-maturity are carried at amortized cost. Certain securities have been classified as available-for-sale based on management's internal assessment of the portfolio considering future liquidity, earning requirements and capital position. The Company increased its available-for-sale portfolio during 1995 to approximate the dollar volume of excess capital over internal and regulatory requirements. Generally, securities with market risk have been placed in this category. The December 31, 1995, book value of the held-to-maturity portfolio was $739 million and the market value was $749 million. The available-for-sale portfolio balance was $110 million at December 31, 1995.

       The book values of securities classified as available-for-sale as of December 31, 1995, 1994 and 1993 were as follows (in thousands):

                                                            December 31,
                                             -----------------------------------------
                                               1995             1994            1993
                                             --------         -------         -------
U.S. Treasury securities                     $  1,493         $   ---         $   ---
Other U.S. gov. obligations                    61,470             ---             ---
Municipal obligations                             962             997             930
Other securities                                  544             ---             ---
Mortgage-backed securities                      5,140             ---             ---
CMOs                                           34,695          19,385          27,314
Equity securities                               4,993             ---             ---
                                             --------         -------         -------
                                             $109,297         $20,382         $28,244
                                             ========         =======         =======

       The book value, book yield and market value of the debt securities classified as available-for-sale as of December 31, 1995, by estimated maturity, were as follows (in thousands):

                                          Book Value  Yield (%)  Market Value
                                          ----------  ---------  ------------
Due in one year or less                    $  6,053     6.88       $  5,968
Due after one year through five years        89,654     6.80         90,097
Due after five years through ten years        8,014     6.87          8,122
Due after ten years                             583     6.80            597
                                           --------     ----       --------
                                           $104,304     6.81       $104,784
                                           ========     ====       ========

       The book values of securities classified as held-to-maturity as of December 31, 1995, and 1994 and 1993 were as follows (in thousands):

                                                            December 31,
                                             -----------------------------------------
                                               1995             1994             1993
                                             --------         -------          -------
U.S. Treasury securities                     $239,892         $280,578         $282,629
Other U.S. gov. obligations                   317,140          275,209          241,987
Municipal obligations                          56,961           58,224           40,561
Other securities                               11,027           15,747           13,316
Mortgage-backed securities                     50,427          129,028           95,406
CMOs                                           63,082           88,807           87,171
                                             --------         --------         --------
                                             $738,529         $847,593         $761,070
                                             ========         ========         ========


       The book value, book yield and market value of the securities classified as held-to-maturity as of December 31, 1995, by contractual maturity, were as follows (in thousands):

                                          Book Value  Yield (%)  Market Value
                                          ----------  ---------  ------------
Due in one year or less                    $183,484     6.61       $184,132
Due after one year through five years       190,193     6.64        193,781
Due after five years through ten years      142,856     6.70        145,098
Due after ten years                         221,996     6.65        226,486
                                           --------     ----       --------
                                           $738,529     6.64       $749,497
                                           ========     ====       ========

LOAN PORTFOLIO

       The Banks' primary lending focus is to provide commercial, consumer and real estate loans to consumers and to small and middle market businesses in their respective market areas. Diversification in the loan portfolio is a means of reducing the risks associated with economic fluctuations. The Banks have no concentrations of loans to particular borrowers or loans to any foreign entities.

       Loan underwriting standards and loan loss reserve maintenance further reduce the impact of credit risk to the Company. Loans are underwritten on the basis of cash flow capacity and collateral market value. Generally, real estate mortgage loans are made when the borrower produces sufficient cash flow capacity and equity in the property to offset historical market devaluations. The loan loss reserve adequacy is tested monthly based on historical losses through different economic cycles and projected future losses specifically identified.

       The following table sets forth, for the periods indicated, the composition of the loan portfolio of the Company:

                                                                    Loan Portfolio
                                                                    --------------

                                                                     December 31,
                                            ------------------------------------------------------------
                                              1995         1994         1993         1992        1991
                                              ----         ----         ----         ----        ----
                                                               (Amounts in thousands)
Real estate:
  Residential mortgages 1-4 family        $  224,646     $214,247     $213,216     $211,931     $203,591
  Residential mortgages multifamily            9,674        7,302        7,124        7,804        5,308
  Home equity lines                           11,825       11,740       13,147       12,873       12,205
  Construction and development                41,602       35,719       24,234       18,454       14,729
  Nonresidential                             127,027      112,957      119,094      111,504      130,495
Commercial, industrial and other             176,942      119,997      160,385      157,797      147,560
Consumer                                     409,608      397,879      366,401      297,401      278,645
Lease financing and depository
  institutions                                13,811       10,074        6,673        6,079        9,733
Political subdivisions                        14,394       12,806       11,668       12,791       15,655
Credit card                                   32,104       30,794       27,466       26,482       16,436
                                          ----------     --------     --------     --------     --------
                                           1,061,633      953,515      949,408      863,116      834,357
  Less, unearned income                       26,656       27,850       26,396       22,393       20,385
                                          ----------     --------     --------     --------     --------
  Net loans                               $1,034,977     $925,665     $923,012     $840,723     $813,972
                                          ==========     ========     ========     ========     ========

       Prior to July 1991, a correspondent bank of Hancock Bank MS issued credit cards under the Bank's name to customers of Hancock Bank MS and retained the outstanding receivables. In July 1991, Hancock Bank MS purchased, at par, from its correspondent bank, certain credit cards with outstanding balances of approximately $7.8 million and simultaneously transferred, at par, the cards and balances to Hancock Bank LA. The resulting combined consumer and corporate credit card portfolio aggregated approximately $11.5 million with approximately 17,700 cards outstanding. At December 31, 1995, the portfolio balance had increased to approximately $32.1 million with approximately 36,000 cards outstanding.

       The following table sets forth, for the periods indicated, the approximate maturity by type of the loan portfolio of the Company:

                                                        Loan Maturity Schedule
                                                        ----------------------

                                      December 31, 1995                          December 31, 1994
                            ---------------------------------------    ---------------------------------------
                                       Maturity Range                             Maturity Range
                            ---------------------------------------    ---------------------------------------
                                      After One                                  After One
                             Within    Through   After Five              Within    Through   After Five
                            One Year  Five Years   Years    Total      One Year  Five Years   Years    Total
                            --------  ----------  ------    -----      --------  ----------   -----    -----
                                                          (Amounts in thousands)
Commercial, industrial and
  other                     $ 70,958   $ 77,897  $ 28,087 $  176,942    $ 59,776   $ 50,459  $  9,762  $119,997
Real estate - construction    20,227     14,685     6,690     41,602      18,885     11,597     5,237    35,719
All other loans              154,587    454,385   234,117    843,089     257,361    339,299   201,139   797,799
                            --------   --------  --------   --------    --------   --------  --------  --------

Total loans                 $245,772   $546,967  $268,894 $1,061,633    $336,022   $401,355  $216,138  $953,515
                            ========   ========  ======== ==========    ========   ========  ========  ========

       The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is shown below:

                Loan Sensitivity to Changes in Interest Rates

                                                     December 31, December 31,
                                                        1995         1994
                                                     -----------  -----------
                                                      (Amounts in thousands)
Commercial, industrial, and real estate construction
  maturing after one year:
    Fixed rate                                        $150,111     $ 55,674
    Floating rate                                       80,298       19,156
Other loans maturing after one year:
    Fixed rate                                         559,592      476,321
    Floating rate                                       25,860       66,342
                                                      --------     --------

Total                                                 $815,861     $617,493
                                                      ========     ========

NONPERFORMING ASSETS

       The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans, real estate owned and loans past due 90 days or more and still accruing:

                                                                      December 31,
                                                --------------------------------------------------------
                                                1995         1994        1993         1992         1991
                                                ----         ----        ----         ----         ----
                                                                 (Amounts in thousands)
Nonaccrual loans:
  Real estate                                 $ 2,406     $ 1,914      $ 1,888      $ 4,050      $ 5,121
  Commercial, industrial and other              1,144         525        1,424          399          940
  Consumer                                      1,176       1,287        1,322        1,735        1,335
  Lease financing                                  --          --           --           22           --
  Depository institutions                          --          --           --           --           --
  Political subdivisions                           --          --           --           --           --
Restructured loans                                611         614          482          194          111
                                              -------     -------      -------      -------      -------
Total nonperforming loans                       5,337       4,340        5,116        6,400        7,507
Acquired real estate owned                        140          --           --           --           --
Real estate owned                                 946       1,001        1,029        1,673        4,549
                                              -------     -------      -------      -------      -------
Total nonperforming assets                    $ 6,423     $ 5,341      $ 6,145      $ 8,073      $12,056
                                              =======     ========     =======      =======      =======
Loans 90+ days past due and still accruing    $ 4,089     $ 2,692      $ 4,338      $ 7,356      $ 5,958
                                              =======     ========     =======      =======      =======
Ratios (%):
  Nonperforming loans to net loans               0.52        0.47         0.55         0.76         0.92
  Nonperforming assets to net loans and
    real estate owned                            0.62        0.58         0.67         0.96         1.47
  Nonperforming loans to average net loans       0.53        0.48         0.60         0.80         0.97
  Reserve for loan losses to nonperforming
    loans                                      325.86      354.19       299.18       229.41       170.57


       The following table sets forth, for the periods indicated, the amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as "nonaccrual" as well as the interest that would have been recorded under the original terms of restructured loans:

                                                                      December 31,
                                                --------------------------------------------------------
                                                1995         1994        1993         1992         1991
                                                ----         ----        ----         ----         ----
                                                                 (Amounts in thousands)
Nonaccrual                                    $   463      $   340     $   441      $   603      $   712
Restructured                                       60           56          45           17           10
                                              -------      -------     -------      -------      -------
Total                                         $   523      $   396     $   486      $   620      $   722
                                              =======      =======     =======      =======      =======

       Interest actually received on nonaccrual and restructured loans was insignificant.

LOAN LOSS, CHARGE-OFF AND RECOVERY EXPENSES

       The following table sets forth, for the periods indicated, average net loans outstanding, reserve for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                                       December 31,
                                           ------------------------------------------------------------------
                                             1995          1994          1993           1992          1991
                                             ----          ----          ----           ----          ----
                                                                 (Amounts in thousands)
Net loans outstanding at end of period     $1,034,978      $925,665      $923,012      $840,723      $813,972
                                           ==========      ========      ========      ========      ========
Average net loans outstanding              $1,000,907      $904,342      $847,526      $796,018      $777,915
                                           ==========      ========      ========      ========      ========
Balance of reserve for loan losses
  at beginning of period                   $   15,372      $ 15,306      $ 14,682      $ 12,805      $ 13,052
Loans charged-off:
  Real estate                                     210           106           318           766           514
  Commercial                                      636           637         2,218         2,516         2,853
  Consumer                                      4,524         2,706         3,087         3,981         2,868
  Lease financing                                  13            --            53             2            --
  Depository institutions                          --            --            --            --            --
  Political subdivisions                           --            --            --            --            --
                                           ----------      --------      --------      --------      --------
  Total charge-offs                             5,383         3,449         5,676         7,265         6,235
                                           ----------      --------      --------      --------      --------
Recoveries of loans previously
  charged-off:
  Real estate                                      15            53           102            85           100
  Commercial                                      971           570           695           430           413
  Consumer                                        839           886           869           648           465
  Lease financing                                   5             8             2             1             6
  Depository institutions                          --            --            --            --            --
  Political subdivisions                           --            --            --            --            --
                                           ----------      --------      --------      --------      --------
  Total recoveries                              1,830         1,517         1,668         1,164           984
                                           ----------      --------      --------      --------      --------
  Net charge-offs                               3,553         1,932         4,008         6,101         5,251
  Provision for loan losses                     4,425         1,998         4,632         7,978         5,004
  Balance acquired through acquisition          1,147            --            --            --            --
                                            ---------      --------      --------      --------      --------
  Balance of reserve for loan losses
    at end of period                       $   17,391      $ 15,372      $ 15,306      $ 14,682      $ 12,805
                                           ==========      ========      ========      ========      ========

       The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, reserve for loan losses and outstanding loans:

                                                                     Years Ended December 31,
                                                   -----------------------------------------------------------
                                                        1995       1994       1993       1992       1991
                                                        ----       ----       ----       ----       ----
Ratios (%):
  Net charge-offs to average net loans                  0.35       0.21       0.47       0.77       0.68
  Net charge-offs to period-end net loans               0.34       0.21       0.43       0.73       0.65
  Reserve for loan losses to average net loans          1.74       1.70       1.81       1.84       1.65
  Reserve for loan losses to period-end net loans       1.68       1.66       1.66       1.75       1.57
  Net charge-offs to loan loss reserve                 20.43      12.57      26.19      41.55      41.01
  Net charge-offs to loan loss provision               80.29      96.70      86.53      76.47     104.94

       An allocation of the loan loss reserve by major loan category is set forth in the following table. The allocation is not necessarily indicative of the category of future losses, and the full reserve at December 31, 1995, is available to absorb losses occurring in any category of loans.

                                                                        December 31,
                         -----------------------------------------------------------------------------------------------------------
                               1995                  1994                 1993                  1992                   1991
                         -----------------     ----------------     -----------------     ------------------     ------------------
                         Reserve    % of       Reserve    % of       Reserve    %  of      Reserve     % of       Reserve     % of
                           for      Loans        for      Loans        for      Loans        for       Loans        for       Loans
                           Loan   to Total       Loan   to Total       Loan   to Total       Loan    to Total       Loan    to Total
                          Losses    Loans       Losses    Loans       Losses    Loans       Losses     Loans       Losses     Loans
                          ------    -----       ------    -----       ------    -----       ------     -----       ------     -----
                                                                  (Amounts in thousands)
Real estate              $ 2,000    39.08      $ 1,250    40.06      $ 1,250    39.69      $ 1,250     42.00     $ 1,250      43.90
Commercial, industrial
  and other                5,250    19.32        5,000    14.98        5,000    18.82        4,750     20.47       4,250      20.73
Consumer                   7,500    38.58        6,500    41.73        6,500    38.60        6,250     34.46       5,750      33.40
Credit card                  500     3.02          500     3.23          500     2.89          500      3.07         500       1.97
Unallocated                2,141       --        2,122       --        2,056       --        1,932        --       1,055         --
                         -------   ------      -------   ------      -------   ------      -------    ------     -------     ------

                         $17,391   100.00      $15,372   100.00      $15,306   100.00      $14,682    100.00     $12,805     100.00
                         =======   ======      =======   ======      =======   ======      =======    ======     =======     ======

DEPOSITS AND OTHER DEBT INSTRUMENTS

       The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits:

                                       1995                                1994                                    1993
                          -------------------------------    ---------------------------------    ----------------------------------
                                       Percent                              Percent                              Percent
                                          of                                   of                                   of
                            Amount     Deposits   Rate (%)      Amount      Deposits   Rate (%)      Amount      Deposits   Rate (%)
                            ------     --------   --------      ------      --------   --------      ------      --------   --------
                                                                   (Amounts in thousands)
Non-interest bearing
  accounts                $  439,495     23.18        --      $  393,120      21.76        --      $  364,612      20.88        --
NOW accounts                 288,947     15.24      2.64         293,347      16.24      2.58         237,288      13.59      2.93
Money market and other
  savings accounts           450,144     23.75      2.86         462,541      25.60      2.84         481,309      27.57      2.58
Time deposits                717,064     37.83      5.17         657,587      36.40      4.18         662,646      37.96      4.16
                          ----------    ------                ----------     ------                ----------     ------

                          $1,895,650    100.00                $1,806,595     100.00                $1,745,855     100.00
                          ==========    ======                ==========     ======                ==========     ======


       The Banks traditionally price their deposits to position themselves in the middle of the local market. The Banks' policy is not to accept brokered deposits.

       Time certificates of deposit of $100,000 and over at December 31, 1995, had maturities as follows:

                                                     December 31, 1995
                                                     -----------------
                                                  (Amounts in thousands)
Three months or less                                     $ 73,320
Over three through six months                              25,290
Over six through twelve months                             53,741
Over twelve months                                         61,191
                                                         --------
Total                                                    $213,542
                                                         ========


SHORT-TERM BORROWINGS

       The following table sets forth certain information concerning the Company's short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase.

                                                    Years ended December 31,
                                                  ---------------------------
                                                    1995      1994      1993
                                                    ----      ----      ----
                                                  (Amounts in thousands)
Federal funds purchased:
  Amount outstanding at period-end                $11,300   $29,150   $14,650
  Weighted average interest at period-end            4.85%     5.63%     2.75%
  Maximum amount at any month-end during period   $16,325   $37,000   $27,725
  Average amount outstanding during period        $15,284   $18,622   $18,023
  Weighted average interest rate during period       5.65%     4.05%     2.98%
Securities sold under agreements to repurchase:
  Amount outstanding at period-end                $55,285   $25,146   $31,148
  Weighted average interest at period-end            4.33%     3.00%     2.50%
  Maximum amount at any month-end during period   $88,070   $43,096   $31,289
  Average amount outstanding during period        $53,924   $24,710   $22,480
  Weighted average interest rate during period       4.12%     2.91%     2.15%

LIQUIDITY

       Liquidity represents an institution's ability to provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets into cash or accessing new or existing sources of incremental funds. The principal sources of funds that provide liquidity are customer deposits, payments of interest and principal on loans, maturities in and sales of investment securities, earnings and borrowings. At December 31, 1995, cash and due from banks, securities available-for-sale, federal funds sold and repurchase agreements were in excess of 10% of total deposits at December 31, 1995.

       The Company depends upon the dividends paid to it from the Banks as a principal source of funds for its debt service requirements. As of December

31, 1995, there was approximately $65 million available to be dividended to the Company from the Banks.

CAPITAL RESOURCES

       Risk-based and leverage capital ratios for the Company and the Banks for the periods indicated are shown in the following table:

                                   Risk-Based Capital Ratios                         Tier 1 Leverage
                    --------------------------------------------------------    --------------------------
                              Total                         Tier 1                        Ratio
                    --------------------------    --------------------------    --------------------------
                    December 31,  December 31,    December 31,  December 31,    December 31,  December 31,
                       1995          1994            1995          1994            1995          1994
                       ----          ----            ----          ----            ----          ----
Hancock Bank MS       17.98%        15.93%          17.18%        15.10%           9.26%         8.12%
Hancock Bank LA       22.35         19.77           21.10         19.77            9.61          9.43
Denham                11.50            --           10.25            --            7.38            --
Company               18.64         18.53           17.69         17.58            9.28          8.84

       Risk-based capital requirements are intended to make regulatory capital more sensitive to risk elements of the Company. Currently, the Company is required to maintain a minimum risk-based capital ratio of 8.0%, with not less than 4.0% in Tier 1 capital. In addition, the Company must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3.0% based upon the regulator's latest composite rating of the institution.

RECENT CHANGES IN FINANCIAL ACCOUNTING STANDARDS

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the investment portfolio to be classified into one of three reporting categories, held-to-maturity, available-for-sale or trading. On December 29, 1995, as permitted by "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board, the Company reclassified securities with a book value of $67,789,000 and unrealized gains of $251,000 from securities held-to-maturity to securities available-for-sale. The Company's adoption of this statement in 1994 did not have a material effect on its financial statements.

IMPACT OF INFLATION:

       Unlike most industrial companies, the assets and liabilities of financial institutions such as the Banks are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Banks' performance than the effect of general levels of inflation on the price of goods and services. Interest rates earned and paid by the Banks are affected to a degree by the rate of inflation, and noninterest income and expenses can be affected by increasing rates of inflation; however, the Company believes that the effects of inflation are generally manageable through asset/liability management.

                             ITEM 2 - PROPERTIES

       The Company's main offices are located at One Hancock Plaza, Gulfport, Mississippi. The building has fourteen stories, of which seven are utilized by the Company. The remaining seven stories are presently leased to outside parties.

       The building is leased from the City of Gulfport in connection with an urban development revenue bond issue with a present balance of $2,035,000. The lease payments by Hancock Bank MS, which are equivalent in amount to the payments of principal and interest on the bonds, are used by the City to make payments on the bonds. Hancock Bank MS, however, effectively has ownership of the building since title will revert when all outstanding bonds have been paid. For this reason, the Company carries the building as an asset and the bonds as a long term payable on its balance sheet. The bonds mature at various dates through 1997.

       The following banking offices in Mississippi and Louisiana are held in fee (number of locations shown in parenthesis):

       Albany, LA               (1)               Gulfport, MS             (6)
       Angie, LA                (1)               Long Beach, MS           (2)
       Baker, LA                (2)               Lyman, MS                (1)
       Baton Rouge, LA         (12)               Moss Point, MS           (2)
       Bay St. Louis, MS        (2)               Mt. Hermon, LA           (1)
       Biloxi, MS               (3)               Ocean Springs, MS        (2)
       Bogalusa, LA             (2)               Pascagoula, MS           (4)
       Denham Springs, LA       (4)               Pass Christian, MS       (1)
       D'Iberville, MS          (1)               Picayune, MS             (2)
       Escatawpa, MS            (1)               Poplarville, MS          (1)
       Franklinton, LA          (2)               Walker, LA               (1)
       French Settlement, LA    (1)               Waveland, MS             (1)
       Gautier, MS              (1)

       The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms of from one to twelve years including renewal options (number of locations shown in parenthesis):

       Baton Rouge, LA          (5)               Pascagoula, MS           (1)
       Bay St. Louis, MS        (2)               Picayune, MS             (2)
       Biloxi, MS               (1)               Springfield, LA          (1)
       Diamondhead, MS          (1)               Vancleave, MS            (1)
       Gulfport, MS             (5)

       In addition to the above, Hancock Bank MS owns land and other properties acquired through foreclosures of loans. The major item is approximately 3,700 acres of timber land in Hancock County, Mississippi, which Hancock Bank MS acquired by foreclosure in the 1930's.

                           ITEM 3 - LEGAL PROCEEDINGS

       The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with outside legal counsel, all such matters are adequately covered by insurance or, if not so covered, are not expected to have a material adverse effect on the financial condition of the Company.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                    PART II

              ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED STOCKHOLDER MATTERS

       The information under the caption "Market Information" on page 6 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

                        ITEM 6 - SELECTED FINANCIAL DATA

       The information under the caption "Consolidated Summary of Selected Financial Information" on Page 7 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 33 and 34 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements of the Company and subsidiaries, and the independent auditors' report, appearing on Pages 18 through 32 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference:

       Consolidated Balance Sheets on Page 18
       Consolidated Statements of Earnings on Page 19
       Consolidated Statements of Stockholders' Equity on Page 20
       Consolidated Statements of Cash Flow on Page 21
       Notes to Consolidated Financial Statements on Pages 22 through 31 Independent Auditors' Report on Page 32

           ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no disagreements with the Company's independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       For information concerning this item, see "Election of Directors" (Pages 2-7) and "Management Compensation" (Pages 15-20) in the Proxy Statement for the Annual Meeting of Stockholders held February 22, 1996, which was filed by the Registrant in definitive form with the Commission on January 23, 1996, and is incorporated herein by reference.

                        ITEM 11 - EXECUTIVE COMPENSATION

       For information concerning this item see "Management Compensation" (Pages 15-20) in the Proxy Statement for the Annual Meeting of Stockholders held February 22, 1996, which was filed by the Registrant in definitive form with the Commission on January 23, 1996, and is incorporated herein by reference.

   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       For information concerning this item see "Principal Stockholders" (Page
12) and "Election of Directors" (Pages 2-7) in the Proxy Statement for the Annual Meeting of Stockholders held February 22, 1996, which was filed by the Registrant in definitive form with the Commission on January 23, 1996, and is incorporated herein by reference.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       For information concerning this item see "Certain Transactions and Relationships" (Page 21) in the Proxy Statement for the Annual Meeting of Stockholders held February 22, 1996, which was filed by the Registrant in definitive form with the Commission on January 23, 1996, and is incorporated herein by reference.

                                    PART IV

  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

HANCOCK HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES
(a) 1. and 2. Consolidated Financial Statements:

       The following have been incorporated herein from the Company's 1995 Annual Report to Stockholders and are incorporated herein by reference:

       - Independent Auditors' Report
       - Consolidated Balance Sheets as of December 31, 1995 and 1994
       - Consolidated Statements of Earnings for the three years ended December 31, 1995
       - Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1995
       - Consolidated Statements of Cash Flows for the three years ended December 31, 1995
       - Notes to Consolidated Financial Statements for the three years ended December 31, 1995

       All other financial statements and schedules are omitted as the required information is inapplicable or the required information is presented in the consolidated financial statements or related notes.

(a) 3. Exhibits:

   (2.1) Agreement and Plan of Merger dated May 30, 1985, among Hancock Holding Company, Hancock Bank and Pascagoula-Moss Point Bank (filed as Exhibit 2 to the Registrant's Form 8-K dated June 6, 1985, and incorporated herein by reference).

   (2.2) Amendment dated July 9, 1985, to Agreement and Plan of Merger dated May 30, 1985, among Hancock Holding Company, Hancock Bank and Pascagoula-Moss Point Bank (filed as Exhibit 19 to Registrant's Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference).

   (2.3) Stock Purchase Agreement dated February 12, 1990, among Hancock Holding Company, Metropolitan Corporation and Metropolitan National Bank (filed as Exhibit 2.3 to Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

   (2.4) Modified Purchase and Assumption Agreement dated August 2, 1990, among Hancock Bank of Louisiana and the Federal Deposit Insurance Corporation, receiver of American Bank and Trust Company of Baton Rouge, Louisiana (filed as Exhibit 2.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

   (2.5) Agreement and Plan of Reorganization dated November 30, 1993, among Hancock Holding Company, Hancock Bank of Louisiana and First State Bank and Trust Company of East Baton Rouge Parish, Baker, Louisiana (filed as Exhibit 2.5 to the Registrant's Form 10-K dated December 31, 1993).

   (2.6) Agreement and Plan of Reorganization dated July 6, 1994, among Hancock Holding Company and Washington Bancorp, Franklinton, Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 33- 56505, dated November 16, 1994).

   (2.7)      Agreement and Plan of Reorganization dated August 20, 1994, among

              Hancock Holding Company and First Denham Bancshares, Inc., Denham Springs, Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 33-56285, dated November 2, 1994).

   (3.1) Amended and Restated Articles of Incorporation dated November 8, 1990 (filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

   (3.2)      Amended and Restated Bylaws dated November 8, 1990 (filed as
              Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

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

   (3.5) Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, adopted February 13, 1992 (filed as Exhibit 3.5 to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

   (3.6) Articles of Correction, filed with Mississippi Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

   (4.1) Specimen stock certificate (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by reference).

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

  (10.1) 1996 Long Term Incentive Plan (described on pages 8-12 of the Registrant's definitive Proxy Statement for its annual shareholders' meeting on February 22, 1996, filed with the Registrant's definitive proxy materials on January 23, 1996, and in full text at Exhibit A).

  (10.2) Description of Hancock Bank Executive Supplemental Reimbursement Plan, as amended (provided on page 19 of the Registrant's definitive Proxy Statement for its annual shareholders' meeting on February 22, 1996, filed with the Registrant's definitive proxy materials on January 23, 1996, and incorporated herein by reference).

  (10.3) Description of Hancock Bank Automobile Plan (provided on page 19 of the Registrant's definitive Proxy Statement for its annual shareholders' meeting on February 22, 1996, filed with the Registrant's definitive proxy materials on January 23, 1996, and incorporated herein by reference).

  (10.4) Description of Deferred Compensation Arrangement for Directors (provided on pages 15-20 of the Registrant's definitive Proxy Statement for its annual shareholders' meeting on February 22, 1996, filed with the Registrant's definitive proxy materials on January 23, 1996, and incorporated herein by reference).

  (10.5) Site Lease Agreement between Hancock Bank and City of Gulfport, Mississippi dated as of March 1, 1989 (filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

  (10.6) Project Lease Agreement between Hancock Bank and City of Gulfport, Mississippi dated as of March 1, 1989 (filed as Exhibit
              10.5 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

  (10.7) Deed of Trust dated as of March 1, 1989, from Hancock Bank to Deposit Guaranty National Bank as trustee (filed as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

  (10.8) Trust Indenture between City of Gulfport, Mississippi and Deposit Guaranty National Bank dated as of March 1, 1989 (filed as
              Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

  (10.9) Guaranty Agreement dated as of March 1, 1989, from Hancock Bank to Deposit Guaranty National Bank as trustee (filed as Exhibit
              10.8 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

  (10.10) Bond Purchase Agreement dated as of February 23, 1989, among Hancock Bank, J. C. Bradford and Co. and City of Gulfport, Mississippi (filed as Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

  (13) Annual Report to Stockholders for the year ending December 31, 1995 (furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

  (21) Proxy Statement for the Registrant's Annual Meeting of Shareholders on February 22, 1996 (deemed "filed" for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

 (22)  Subsidiaries of the Registrant.

                               Jurisdiction              Holder of
       Name                  Of Incorporation        Outstanding Stock (1)
       ----                  ----------------        ---------------------
Hancock Bank                    Mississippi          Hancock Holding Company
Hancock Bank of Louisiana       Louisiana            Hancock Holding Company
First National Bank of
  Denham Springs                Louisiana            Hancock Holding Company
Hancock Bank Securities
  Corporation                   Mississippi          Hancock Bank
Hancock Insurance Agency        Mississippi          Hancock Bank
Town Properties, Inc.           Mississippi          Hancock Bank
The Gulfport Building, Inc.
 of Mississippi                 Mississippi          Hancock Bank
Harrison Financial Services,
 Inc.                           Mississippi          Hancock Bank
Hancock Mortgage Corporation    Mississippi          Hancock Bank and
                                                     Hancock Securities Corp.
Harrison Life Insurance         Mississippi          79% owned by Hancock
 Company                                             Bank
Hancock Investment Services   Mississippi            Hancock Bank

         (1)  All are 100% owned except as indicated.

   (23)  Independent Auditors' Consent.

   (27)  Selected financial data.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANCOCK HOLDING COMPANY

DATE    March 26, 1996                   /s/ Leo W. Seal, Jr.
     --------------------------        ------------------------------
                                       By Leo W. Seal, Jr., President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Leo W. Seal, Jr.            President and Director       March 26, 1996
- ------------------------------   (Principal Executive,
 Leo W. Seal, Jr.                Financial, and Accounting
                                 Officer)


 /s/ Joseph F. Boardman, Jr.     Director,                    March 26, 1996
- ------------------------------   Chairman of the Board
 Joseph F. Boardman, Jr.


 /s/ Thomas W. Milner, Jr.       Director                     March 26, 1996
- ------------------------------
 Thomas W. Milner, Jr.


 /s/ George A. Schloegel         Director,                    March 26, 1996
- ------------------------------   Vice-Chairman of the Board
 George A. Schloegel


 /s/ Dr. Homer C. Moody, Jr.     Director                     March 26, 1996
- ------------------------------
 Dr. Homer C. Moody, Jr.


 /s/ James B. Estabrook, Jr.     Director                     March 26, 1996
- ------------------------------
 James B. Estabrook, Jr.


 /s/ Charles H. Johnson          Director                     March 26, 1996
- ------------------------------
 Charles H. Johnson


 /s/ L. A. Koenenn, Jr.          Director                     March 26, 1996
- ------------------------------
 L. A. Koenenn, Jr.


 /s/ Victor Mavar                Director                     March 26, 1996
- ------------------------------
 Victor Mavar

                              INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                  DESCRIPTION
  -------                                 -----------

   (2.1) Agreement and Plan of Merger dated May 30, 1985, among Hancock Holding Company, Hancock Bank and Pascagoula-Moss Point Bank (filed as Exhibit 2 to the Registrant's Form 8-K dated June 6, 1985, and incorporated herein by reference).

   (2.2) Amendment dated July 9, 1985, to Agreement and Plan of Merger dated May 30, 1985, among Hancock Holding Company, Hancock Bank and Pascagoula-Moss Point Bank (filed as Exhibit 19 to Registrant's Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference).

   (2.3) Stock Purchase Agreement dated February 12, 1990, among Hancock Holding Company, Metropolitan Corporation and Metropolitan National Bank (filed as Exhibit 2.3 to Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

   (2.4) Modified Purchase and Assumption Agreement dated August 2, 1990, among Hancock Bank of Louisiana and the Federal Deposit Insurance Corporation, receiver of American Bank and Trust Company of Baton Rouge, Louisiana (filed as Exhibit 2.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

   (2.5) Agreement and Plan of Reorganization dated November 30, 1993, among Hancock Holding Company, Hancock Bank of Louisiana and First State Bank and Trust Company of East Baton Rouge Parish, Baker, Louisiana (filed as Exhibit 2.5 to the Registrant's Form 10-K dated December 31, 1993).

   (2.6) Agreement and Plan of Reorganization dated July 6, 1994, among Hancock Holding Company and Washington Bancorp, Franklinton, Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 33-56505, dated November 16, 1994).

   (2.7) Agreement and Plan of Reorganization dated August 20, 1994, among

                 Hancock Holding Company and First Denham Bancshares, Inc., Denham Springs, Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 33-56285, dated November 2, 1994).

   (3.1) Amended and Restated Articles of Incorporation dated November 8, 1990 (filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

   (3.2)         Amended and Restated Bylaws dated November 8, 1990 (filed as
                 Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

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

   (3.5) Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, adopted February 13, 1992 (filed as
                 Exhibit 3.5 to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

   (3.6) Articles of Correction, filed with Mississippi Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

   (4.1) Specimen stock certificate (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as
                 Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by reference).

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

  (10.1) 1996 Long Term Incentive Plan (described on pages 8-12 of the Registrant's definitive Proxy Statement for its annual shareholders' meeting on February 22, 1996, filed with the Registrant's definitive proxy materials on January 23, 1996, and in full text at Exhibit A).

  (10.2) Description of Hancock Bank Executive Supplemental Reimbursement Plan, as amended (provided on page 19 of the Registrant's definitive Proxy Statement for its annual shareholders' meeting on February 22, 1996, filed with the Registrant's definitive proxy materials on January 23, 1996, and incorporated herein by reference).

  (10.3) Description of Hancock Bank Automobile Plan (provided on page 19 of the Registrant's definitive Proxy Statement for its annual shareholders' meeting on February 22, 1996, filed with the Registrant's definitive proxy materials on January 23, 1996, and incorporated herein by reference).

  (10.4) Description of Deferred Compensation Arrangement for Directors (provided on pages 15-20 of the Registrant's definitive Proxy Statement for its annual shareholders' meeting on February 22, 1996, filed with the Registrant's definitive proxy materials on January 23, 1996, and incorporated herein by reference).

  (10.5) Site Lease Agreement between Hancock Bank and City of Gulfport, Mississippi dated as of March 1, 1989 (filed as
                 Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

  (10.6) Project Lease Agreement between Hancock Bank and City of Gulfport, Mississippi dated as of March 1, 1989 (filed as
                 Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

  (10.7) Deed of Trust dated as of March 1, 1989, from Hancock Bank to Deposit Guaranty National Bank as trustee (filed as Exhibit
                 10.6 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

  (10.8) Trust Indenture between City of Gulfport, Mississippi and Deposit Guaranty National Bank dated as of March 1, 1989 (filed as Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

  (10.9) Guaranty Agreement dated as of March 1, 1989, from Hancock Bank to Deposit Guaranty National Bank as trustee (filed as
                 Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

  (10.10) Bond Purchase Agreement dated as of February 23, 1989, among Hancock Bank, J. C. Bradford and Co. and City of Gulfport, Mississippi (filed as Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

  (13) Annual Report to Stockholders for the year ending December 31, 1995 (furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

  (21) Proxy Statement for the Registrant's Annual Meeting of Shareholders on February 22, 1996 (deemed "filed" for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

 (22) Subsidiaries of the Registrant (included as part of this Form 10-K on page 45).

 (23)            Independent Auditors' Consent.

 (27)            Selected financial data.