Form 10-Q
period 1996-03-31
HANCOCK HOLDING CO
filed 1996-05-14
CIK 750577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

       ----       Quarterly Report Pursuant to Section 13 or 15 (d)
        X         of the Securities Exchange Act of 1934
       ----
       ----       Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
       ----

For Quarter Ending         March 31, 1996
                   -------------------------------------------------------------

Commission File Number      0-13089
                       ---------------------------------------------------------

                           HANCOCK HOLDING COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         MISSISSIPPI                                       64-0693170
- --------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                    Number)

 ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI            39502
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                               (601) 868-4606
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                               NOT APPLICABLE
- ---------------------------------------------------------------------------
     (Former name, address and fiscal year, if changed since last report)



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

8,880,857 Common Shares were outstanding as of April 29, 1996 for financial statement purposes.

                            HANCOCK HOLDING COMPANY

                                     INDEX

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
- ------------------------------                              -----------
ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  March 31, 1996 and December 31, 1995                           3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended March 31, 1996 and 1995                     4


  Condensed Consolidated Statements of Cash Flows --
  Three Months Ended March 31, 1996 and 1995                     5


  Notes to Condensed Consolidated Financial
  Statements                                                     6


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                7 - 9


PART II.  OTHER INFORMATION
- ---------------------------

ITEM 4.  Submission of Matters to a Vote                         10
         of Security Holders

ITEM 6.  Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                       11

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                            (Unaudited)
                                                             March 31,      December 31,
ASSETS:                                                        1996             1995   *
                                                            ----------       ----------
  Cash and due from banks (non-interest bearing)            $  141,360       $  124,276
  Interest-bearing time deposits with other banks                2,750            1,550
  Securities available-for-sale (cost of $111,659
    and $109,297)                                              111,514          109,777
  Securities held-to-maturity (market value of $821,557
    and $749,497)                                              810,435          738,529
  Federal funds sold and securities purchased under
    agreements to resell                                       135,350          153,725
  Loans, net of unearned income                              1,045,810        1,034,978
    Less:  Reserve for loan losses                             (17,427)         (17,391)
                                                            ----------       ----------
    Net loans                                                1,028,383        1,017,587
  Property and equipment, at cost,
    less accumulated depreciation of $40,204 and $37,640        38,683           38,746
  Other real estate                                              1,007            1,086
  Accrued interest receivable                                   23,069           19,360
  Other assets                                                  29,461           29,650
                                                            ----------       ----------
       TOTAL ASSETS                                         $2,322,012       $2,234,286
                                                            ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing demand                             $  466,848       $  468,446
    Interest-bearing savings, NOW, money market
      and other time                                         1,520,740        1,459,235
                                                            ----------       ----------
         Total deposits                                      1,987,588        1,927,681
  Federal funds purchased and securities sold under
    agreements to repurchase                                    83,640           66,585
  Other liabilities                                             19,464           13,806
  Long-term bonds                                                2,035            2,035
                                                            ----------       ----------
       TOTAL LIABILITIES                                     2,092,727        2,010,107
                                                            ----------       ----------

STOCKHOLDERS' EQUITY:
  Common stock                                                  30,043           30,043
  Capital surplus                                              130,000          130,000
  Undivided profits                                             69,336           63,824
  Unrealized (loss) gain on securities available-for-sale          (94)             312
                                                            ----------       ----------
       TOTAL STOCKHOLDERS' EQUITY                              229,285          224,179
                                                            ----------       ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $2,322,012       $2,234,286
                                                            ==========       ==========

       * The balance sheet at December 31, 1995 has been taken from the audited balance sheet at that date.

           See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED
                 (Amounts in thousands except per share data)

                                                           Three Months Ended March 31,
                                                           ----------------------------
INTEREST INCOME:                                               1996            1995
                                                            ---------       ---------
  Interest and fees on loans                                $  25,757       $  23,488
  Interest on:
    U. S. Treasury Securities                                   3,645           3,524
    Obligations of other U.S. government agencies
      and corporations                                          8,514           7,634
    Obligations of states and political subdivisions              844             870
  Interest on federal funds sold and securities
    purchased under agreements to resell                        2,074           1,248
  Interest on time deposits and other                           1,486           1,522
                                                            ---------       ---------
     Total interest income                                     42,320          38,286
                                                            ---------       ---------

INTEREST EXPENSE:
  Interest on deposits                                         15,176          13,479
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                           899             565
  Interest on bonds and notes                                      77             137
                                                            ---------       ---------
     Total interest expense                                    16,152          14,181
                                                            ---------       ---------

NET INTEREST INCOME                                            26,168          24,105
Provision for loan losses                                       1,004             175
                                                            ---------       ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            25,164          23,930
                                                            ---------       ---------

Non-Interest Income:
  Service charges on deposit accounts                           4,203           3,523
  Income from fiduciary activities                                520             598
  Securities gains (losses)                                       ---             (50)
  Other                                                         1,403           1,543
                                                            ---------       ---------
     Total non-interest income                                  6,126           5,614
                                                            ---------       ---------

Non-Interest Expense:
  Salaries and employee benefits                               10,381           9,815
  Net occupancy expense of premises
    and equipment expense                                       3,843           2,933
  Other                                                         5,443           6,674
                                                            ---------       ---------
     Total non-interest expense                                19,667          19,422
                                                            ---------       ---------

EARNINGS BEFORE INCOME TAXES                                   11,623          10,122
INCOME TAXES                                                    3,855           3,342
                                                            ---------       ---------
NET EARNINGS                                                $   7,768       $   6,780
                                                            =========       =========

NET EARNINGS PER COMMON SHARE                               $    0.87       $    0.76
                                                            =========       =========
DIVIDENDS PAID PER COMMON SHARE                             $    0.25       $    0.23
                                                            =========       =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            8,880           8,879
                                                            =========       =========

See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         1996             1995
                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                         $   7,768       $   6,780
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                         1,188           1,104
      Provision for loan losses                            1,004             175
      Provision for losses on real estate owned               80              28
      Losses on sales of securities                           --              50
      Decrease (increase) in interest receivable          (3,709)            971
      Amortization of intangible assets                      615             575
      Increase in interest payable                           418           4,038
      Other, net                                           2,332            (289)
                                                       ---------       ---------

    Net cash provided by Operating Activities              9,696          13,432
                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing
    time deposits                                         (1,200)            200
  Proceeds from sales and maturities of securities
    held-to-maturity                                     118,193          51,765
  Purchase of securities held-to-maturity               (190,099)        (36,592)
  Proceeds from sales and maturities of securities
    available-for-sale                                    11,781           1,500
  Purchase of securities available-for-sale              (13,518)           (375)
  Net (increase) decrease in federal funds sold and
    securities purchased under agreements to resell       18,375         (77,575)
  Net (increase) decrease in loans                        (9,865)          2,710
  Purchase of property and equipment, net                 (1,125)         (1,020)
  Proceeds from sales of other real estate                   139             412
  Net cash received in connection with purchase
    transaction                                              --            7,872
                                                       ---------       ---------
    Net cash used in Investing Activities                (67,319)        (51,103)
                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                59,907          45,716
  Dividends paid                                          (2,255)         (2,075)
  Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase
    and other temporary funds                             17,055          (8,863)
                                                       ---------       ---------

    Net cash provided by Financing Activities             74,707          34,778
                                                       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS        17,084          (2,893)

CASH AND DUE FROM BANKS, BEGINNING                       124,276         120,532
                                                       ---------       ---------

CASH AND DUE FROM BANKS, ENDING                        $ 141,360       $ 117,639
                                                       =========       =========


See notes to condensed consolidated financial statements.

                   HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  UNAUDITED
                 (Three Months Ended March 31, 1996 and 1995)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank, Hancock Bank of Louisiana and First National Bank of Denham Springs and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

       The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 1995 Annual Report to Shareholders.

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

       The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                 March 31,      December 31,
                                                   1996            1995
                                                 --------        --------
Total securities to total deposits                 46.39%          44.01%

Total loans (net of unearned
     discount) to total deposits                   52.62%          53.69%

Interest-earning assets
     to total assets                               90.69%          91.24%

Interest-bearing deposits
     to total deposits                             76.51%          75.70%


Capital Resources

       The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                                 March 31,      December 31,
                                                   1996            1995
                                                 --------        --------
Equity capital to total assets (1)                  9.88%          10.02%

Total capital to risk-weighted assets (2)          18.99%          18.64%

Tier 1 Capital to risk-weighted                    18.03%          17.69%
  assets (3)

Leverage Capital to total assets (4)                9.47%           9.28%

Property and equipment to equity capital           16.86%          17.31%


(1) Equity capital consists of stockholder's equity (common stock, capital surplus and undivided profits).

(2)    Total capital consists of equity capital less intangible assets plus a limited amount of loan loss reserves. Risk-weighted assets represent the assigned risk portion of all on and off-balance-sheet assets. Based on Federal Reserve Board guidelines, assets are assigned a
       risk factor percentage from 0%   to 100%.  A minimum ratio of total
       capital to risk-weighted assets of 8% is required.

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


RESULTS OF OPERATIONS

Net Earnings

       Net earnings increased $988,000 or 15% for the first quarter of 1996 compared to the first quarter of 1995. The increase in earnings is attributable to an increase in loan portfolio balances, an increased net interest margin and lower operating expenses due to FDIC premium insurance reductions.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1996           1995
                                                  --------       --------
Results of Operations:

  Return on average assets                           1.36%          1.26%

  Return on average equity                          13.70%         12.88%

Net Interest Income:

  Return on average interest-earning assets
    (tax equivalent)                                 8.24%          7.94%

  Cost of average interest-bearing funds             4.11%          3.76%
                                                    ------         ------

  Net interest spread                                4.13%          4.18%
                                                    =====          =====
  Net yield on interest-earning assets
    (net interest income on a tax equivalent basis
    divided by average interest-earning assets)      5.14%          5.05%
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

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1996          1995
                                                   --------      --------
Annualized net charge-offs to average loans          0.37%         0.11%

Annualized provision for loan losses to average      0.39%         0.07%
  loans

Average reserve for loan losses to average loans     1.69%         1.65%


Income Taxes

       The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax- exempt interest income. The amount of tax-exempt income earned during the first three months of 1996 was $1,057,000 compared to $1,078,000 for the comparable period in 1995. Income tax expense increased from $3,342,000 in the first three months of 1995 to $3,855,000 in the first three months of 1996. This increase is primarily due to increased earnings.

                         Part II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       A.     Annual Meeting held February 22, 1996.

       B.     Directors elected at the Annual Meeting held February 22, 1996:

                                                                Votes Cast
                                                           --------------------
                                                          Affirmed     Withheld
                                                          --------     --------
              1.     Joseph F. Boardman, Jr.             7,166,834.7    3,323.4
              2.     Charles H. Johnson                  7,161,318.2    8,839.9
              3.     Thomas W. Milner, Jr.               7,145,507.8   24,650.3

              Continuing Directors:

              4.     L.A. Koenenn, Jr.
              5.     Dr. Homer C. Moody, Jr.
              6.     George A. Schloegel
              7.     James B. Estabrook, Jr.
              8.     Victor Mavar
              9.     Leo W. Seal, Jr.

       C. (1) Approval of Deloitte & Touche LLP as the independent public accountants of the Company. 7,168,432.2 affirmative votes, 1,027.9 negative and 697.9 abstained.

       C.(2) Approval of the Hancock Holding Company 1996 Long-Term Incentive Plan. 7,041,665.5 affirmative votes, 23,683.1 negative and 96,294.4 abstained.

       D.     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit (27)  Selected financial data.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HANCOCK HOLDING COMPANY
                                   Registrant


May 13, 1996                 By:    /s/ LEO W. SEAL, JR.
- --------------------            -----------------------------------
    Date                           Leo W. Seal, Jr.
                                   President and CEO



May 13, 1996                 By:    /s/ GEORGE A. SCHLOEGEL
- --------------------            -----------------------------------
    Date
                                    George A. Schloegel
                                    Vice-Chairman of the Board



May 13, 1996                 By:    /s/ STAN BAILEY
- --------------------            -----------------------------------
    Date                            Stan Bailey
                                    Chief Financial Officer

                                 EXHIBIT INDEX


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit (27)  Selected financial data.