Form 10-Q
period 1996-06-30
HANCOCK HOLDING CO
filed 1996-08-13
CIK 750577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


       [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       [   ]       Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For Quarter Ending         June 30, 1996
                   ---------------------------------------------------------

Commission File Number      0-13089
                       -----------------------------------------------------

                           HANCOCK HOLDING COMPANY
- ----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         MISSISSIPPI                                 64-0693170
- ---------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                Number)

 ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI       39502
- ---------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                               (601) 868-4606
- ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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


                      YES      X          NO
                           ----------         ----------


8,880,857 Common Shares were outstanding as of July 31, 1996 for financial statement purposes.

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
- ------------------------------                              -----------
ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  June 30, 1996 and December 31, 1995                              3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended June 30, 1996 and 1995
  Six Months Ended June 30, 1996 and 1995                          4


  Condensed Consolidated Statements of Cash Flows --
  Six Months Ended June 30, 1996 and 1995                          5


  Notes to Condensed Consolidated Financial
  Statements                                                   6 - 7


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations               8 - 10


PART II.  OTHER INFORMATION
- ---------------------------


ITEM 6.  Exhibits and Reports on Form 8-K                         11


SIGNATURES                                                        12
- ----------


                   HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Amounts in thousands)

                                                            (Unaudited)
                                                              June 30,      December 31,
ASSETS:                                                        1996             1995   *
                                                            ----------       ----------
  Cash and due from banks (non-interest bearing)            $  145,223       $  124,276
  Interest-bearing time deposits with other banks                2,945            1,550
  Securities available-for-sale (cost of $109,320
    and $109,297)                                              108,169          109,777
  Securities held-to-maturity (market value of $804,416
    and $749,497)                                              807,932          738,529
  Federal funds sold and securities purchased under
    agreements to resell                                        72,175          153,725
  Loans, net of unearned income                              1,070,561        1,034,978
    Less:  Reserve for loan losses                             (17,698)         (17,391)
                                                            ----------       ----------
    Net loans                                                1,052,863        1,017,587
  Property and equipment, at cost,
    less accumulated depreciation of $41,153 and $37,640        38,599           38,746
  Other real estate                                                749            1,086
  Accrued interest receivable                                   19,440           19,360
  Other assets                                                  28,262           29,650
                                                            ----------       ----------
       TOTAL ASSETS                                         $2,276,357       $2,234,286
                                                            ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing demand                             $  483,335       $  468,446
    Interest-bearing savings, NOW, money market
      and other time                                         1,455,780        1,459,235
                                                            ----------       ----------
         Total deposits                                      1,939,115        1,927,681
  Federal funds purchased and securities sold under
    agreements to repurchase                                    82,732           66,585
  Other liabilities                                             18,028           13,806
  Long-term bonds                                                2,035            2,035
                                                            ----------       ----------
       TOTAL LIABILITIES                                     2,041,910        2,010,107
                                                            ----------       ----------

STOCKHOLDERS' EQUITY:
  Common stock                                                  30,043           30,043
  Capital surplus                                              130,000          130,000
  Undivided profits                                             75,107           63,824
  Unrealized (loss) gain on securities available-for-sale         (703)             312
                                                            ----------       ----------
       TOTAL STOCKHOLDERS' EQUITY                              234,447          224,179
                                                            ----------       ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $2,276,357       $2,234,286
                                                            ==========       ==========

       * The balance sheet at December 31, 1995, has been taken from the audited balance sheet at that date.

          See notes to condensed consolidated financial statements.

                   HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  UNAUDITED
                 (Amounts in thousands except per share data)

                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                      ---------------------------       -------------------------
INTEREST INCOME:                                           1996            1995             1996            1995
                                                        ---------       ---------        ---------       ---------
  Interest and fees on loans                            $  26,101       $  24,336        $  51,858       $  47,824
  Interest on:
    U. S. Treasury Securities                               3,515           3,536            7,160           7,060
    Obligations of other U.S. government agencies
      and corporations                                      8,594           8,605           17,108          16,239
    Obligations of states and political subdivisions          890             868            1,734           1,738
  Interest on federal funds sold and securities
    purchased under agreements to resell                    1,460           1,504            3,534           2,752
  Interest on time deposits and other                       1,872           1,554            3,358           3,076
                                                        ---------       ---------        ---------       ---------
     Total interest income                                 42,432          40,403           84,752          78,689
                                                        ---------       ---------        ---------       ---------

INTEREST EXPENSE:
  Interest on deposits                                     15,100          14,483           30,276          27,962
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                       930             670            1,829           1,235
  Interest on bonds and notes                                  74             103              151             240
                                                        ---------       ---------        ---------       ---------
     Total interest expense                                16,104          15,256           32,256          29,437
                                                        ---------       ---------        ---------       ---------

NET INTEREST INCOME                                        26,328          25,147           52,496          49,252
Provision for loan losses                                     797           1,002            1,801           1,177
                                                        ---------       ---------        ---------       ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        25,531          24,145           50,695          48,075
                                                        ---------       ---------        ---------       ---------

Non-Interest Income:
  Service charges on deposit accounts                       4,153           3,661            8,356           7,184
  Income from fiduciary activities                            633             507            1,153           1,105
  Securities gains (losses)                                   (34)            (41)             (34)            (91)
  Other                                                     1,394           1,348            2,797           2,891
                                                        ---------       ---------        ---------       ---------
     Total non-interest income                              6,146           5,475           12,272          11,089
                                                        ---------       ---------        ---------       ---------

Non-Interest Expense:
  Salaries and employee benefits                           10,389          10,308           20,770          20,123
  Net occupancy expense of premises
    and equipment expense                                   3,761           4,052            7,604           6,985
  Other                                                     5,593           5,382           11,036          12,056
                                                        ---------       ---------        ---------       ---------
     Total non-interest expense                            19,743          19,742           39,410          39,164
                                                        ---------       ---------        ---------       ---------

EARNINGS BEFORE INCOME TAXES                               11,934           9,878           23,557          20,000
INCOME TAXES                                                3,902           3,266            7,757           6,608
                                                        ---------       ---------        ---------       ---------
NET EARNINGS                                            $   8,032       $   6,612        $  15,800       $  13,392
                                                        =========       =========        =========       =========
NET EARNINGS PER COMMON SHARE                           $    0.91       $    0.75        $    1.78       $    1.51
                                                        =========       =========        =========       =========
DIVIDENDS PAID PER COMMON SHARE                         $    0.25       $    0.23        $    0.50       $    0.46
                                                        =========       =========        =========       =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        8,880           8,879            8,880           8,879
                                                        =========       =========        =========       =========


See notes to condensed consolidated financial statements.

                   HANCOCK HOLDING COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                            (Amounts in thousands)

                                                        Six Months Ended June 30,
                                                       --------------------------
                                                          1996            1995
                                                       ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                         $  15,800       $  13,392
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                         2,461           2,500
      Provision for loan losses                            1,801           1,177
      Provision for losses on real estate owned               86              30
      Losses on sales of securities                          (34)            (91)
      Increase in interest receivable                        (80)           (183)
      Amortization of intangible assets                    1,234           1,198
      Increase in interest payable                           643           1,235
      Other, net                                            (404)          1,632
                                                       ---------       ---------

    Net cash provided by Operating Activities             21,507          20,890
                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing
    time deposits                                         (1,395)           (200)
  Proceeds from sales and maturities of securities
    held-to-maturity                                     187,198         166,652
  Purchase of securities held-to-maturity               (256,601)       (197,509)
  Proceeds from sales and maturities of securities
    available-for-sale                                    18,627           4,840
  Purchase of securities available-for-sale              (17,053)           (200)
  Net (increase) decrease in federal funds sold and
    securities purchased under agreements to resell       81,550         (42,575)
  Net (increase) decrease in loans                       (34,089)          8,159
  Purchase of property and equipment, net                 (2,314)         (2,551)
  Proceeds from sales of other real estate                   447             540
  Net cash received in connection with purchase
    transaction                                              ---           7,872
                                                       ---------       ---------
    Net cash used in Investing Activities                (23,630)        (54,972)
                                                       ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                11,434          24,002
  Dividends paid                                          (4,511)         (4,150)
  Net increase in federal funds purchased and
    securities sold under agreements to repurchase
    and other temporary funds                             16,147          16,715
                                                       ---------       ---------

    Net cash provided by Financing Activities             23,070          36,567
                                                       ---------       ---------

NET INCREASE IN CASH AND DUE FROM BANKS                   20,947           2,485

CASH AND DUE FROM BANKS, BEGINNING                       124,276         120,532
                                                       ---------       ---------

CASH AND DUE FROM BANKS, ENDING                        $ 145,223       $ 123,017
                                                       =========       =========


See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                  (Six Months Ended June 30, 1996 and 1995)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hancock Holding Company (the "Company"), its wholly-owned banks, Hancock Bank, Hancock Bank of Louisiana and First National Bank of Denham Springs and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

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

RECENT CHANGES IN FINANCIAL ACCOUNTING STANDARDS

      The Financial Accounting Standards Board has recently issued Statement No. 123 "Accounting for Stock Based Compensation" which is effective for stock options issued and similar transactions entered into after 1995. Although the Company has adopted a stock option plan, no options have been issued to date.

PROPOSED MERGER

     On August 15, 1996, First National Bank of Denham Springs, a wholly owned subsidiary of the Company will merge with Hancock Bank of Louisiana, another wholly owned subsidiary of the Company. This transaction will only effect financial reporting of the subsidiaries and will result in no changes or restatements of current or the Company's historical financial statements.

PROPOSED ACQUISITIONS

     In June of 1996, the Company entered into an Agreement and Plan of Reorganization whereby Community Bancshares, Inc. (Community) Independence, Louisiana, and its' subsidiary, Community State Bank, would be merged with and into the Company and Hancock Bank of Louisiana, respectively. The merger will be consummated by the exchange of all outstanding shares of Community and Community State Bank in return for approximately 450,000 shares of common stock of the Company and cash of approximately $5,500,000. Completion of the merger is contingent upon approval by Community's and Community State Bank's shareholders and appropriate regulatory authorities.

It is intended that the merger will be accounted for using the purchase method of accounting. Community had total assets of approximately $91,000,000 as of June 30, 1996 and net earnings of approximately $580,000 for the six month period then ended.

     In August of 1996, the Company entered into an Agreement and Plan of Reorganization whereby Southeast National Bank (Southeast) Hammond, Louisiana, would be merged with and into Hancock Bank of Louisiana, a wholly owned subsidiary of the Company. The merger will be consummated by the exchange of all outstanding shares of Southeast in return for approximately 105,000 shares of common stock of the Company and cash of approximately $3,700,000.
Completion of the merger is contingent upon approval by Southeast's shareholders and appropriate regulatory authorities. It is intended that the merger will be accounted for using the purchase method of accounting.
Southeast had total assets of approximately $37,000,000 as of June 30, 1996 and net earnings of approximately $250,000 for the six month period then ended.

                   HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

       The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                      June 30,     March 31,    December 31,
                                        1996         1996          1995
                                      --------     --------      --------
Total securities to total
     deposits                           47.24%       46.39%        44.01%

Total loans (net of unearned
     discount) to total
     deposits                           55.21%       52.62%        53.69%

Interest-earning assets
     to total assets                    90.57%       90.69%        91.24%

Interest-bearing deposits
     to total deposits                  75.07%       76.51%        75.70%


Capital Resources

       The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                      June 30,     March 31,    December 31,
                                        1996         1996          1995
                                      --------     --------      --------
Equity capital to total assets (1)      10.17%        9.88%        10.02%

Total capital to risk-weighted
     assets (2)                         18.60%       18.99%        18.64%

Tier 1 Capital to risk-weighted
     assets (3)                         17.62%       18.03%        17.69%

Leverage Capital to total assets (4)     9.61%        9.47%         9.28%

Property and equipment to equity
     capital                            16.41%       16.86%        17.31%

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


RESULTS OF OPERATIONS

Net Earnings

       Net earnings increased 21% or $1,420,000 for the second quarter of 1996 compared to the second quarter of 1995. Net earnings for the first six months of 1996 increased 18% or $2,408,000 from the comparable period in 1995. The increase in earnings is attributable to an increase in loan portfolio balances, a stable net interest margin, increased fee income and lower operating expenses due to FDIC premium insurance reductions.

                                                       Three Months                Six Months
                                                      Ended June 30,             Ended June 30,
                                                  ---------------------     ---------------------
                                                    1996         1995         1996         1995
                                                  --------     --------     --------     --------
Results of Operations:

  Return on average assets                           1.39%        1.21%        1.37%        1.23%

  Return on average equity                          14.15%       12.50%       14.09%       12.62%

Net Interest Income:

  Return on average interest-earning assets
    (tax equivalent)                                 8.19%        8.20%        8.21%        8.08%

  Cost of average interest-bearing funds             4.11%        4.25%        4.11%        4.11%
                                                    ------       ------       ------       ------

  Net interest spread                                4.08%        3.95%        4.10%        3.97%
                                                    ------       ------       ------       ------
  Net interest margin
    (net interest income on a tax equivalent basis
    divided by average interest-earning assets)      5.12%        5.15%        5.13%        5.10%
                                                    ------       ------       ------       ------

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

                                                            Three Months                Six Months
                                                            Ended June 30,              Ended June 30,
                                                         ---------------------     ----------------------
                                                          1996         1995         1996          1995
                                                        --------     --------     --------      --------
Annualized net charge-offs to average loans               0.20%         0.34%       0.28%        0.22%

Annualized provision for loan losses to average
  loans                                                   0.30%         0.40%       0.34%        0.24%

Average reserve for loan losses to average loans          1.65%         1.66%       1.67%        1.66%


Income Taxes

       The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first six months of 1996 was $2,121,000 compared to $2,133,000 for the comparable period in 1995. Income tax expense increased from $6,608,000 in the first six months of 1995 to $7,757,000 in the first six months of 1996. This increase is primarily due to increased earnings.

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



                                             HANCOCK HOLDING COMPANY
                                       ------------------------------------
                                                  Registrant


     August 13, 1996              By:    /s/ Leo W. Seal, Jr.
- ----------------------------           ------------------------------------
       Date                              Leo W. Seal, Jr.
                                         President and CEO



     August 13, 1996              By:    /s/ George A. Schloegel
- ----------------------------           ------------------------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



     August 13, 1996              By:    /s/ Stan Bailey
- ----------------------------           ------------------------------------
        Date                             Stan Bailey
                                         Chief Financial Officer

                                EXHIBIT INDEX





EXHIBIT NO.                  EXHIBIT DESCRIPTION
- -----------                  -------------------
   27                  Selected Financial Data