Form 10-Q
period 1996-09-30
HANCOCK HOLDING CO
filed 1996-11-13
CIK 750577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


        [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        [   ]       Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ending         September 30, 1996
                   -------------------------------------------------------------
Commission File Number      0-13089
                      ----------------------------------------------------------

                           HANCOCK HOLDING COMPANY
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


        MISSISSIPPI                                             64-0693170
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


 ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI              39502
--------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)


                               (601) 868-4606
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


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


                      YES     X          NO
                           --------         -------


8,880,857 Common Shares were outstanding as of September 30, 1996 for financial statement purposes.

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
------------------------------                              -----------
ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  September 30, 1996 and December 31, 1995                           3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended September 30, 1996 and 1995
  Nine Months Ended September 30, 1996 and 1995

  Condensed Consolidated Statements of Cash Flows --
  Nine Months Ended September 30, 1996 and 1995                      5


  Notes to Condensed Consolidated Financial
  Statements                                                     6 - 7


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                 8 - 10


PART II.  OTHER INFORMATION
---------------------------


ITEM 6.  Exhibits and Reports on Form 8-K                           11


SIGNATURES                                                          12
----------

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                            (Unaudited)
                                                           September 30,     December 31,
                                                               1996              1995   *
                                                           -------------     ----------
ASSETS:
  Cash and due from banks (non-interest bearing)            $  142,635       $  124,276
  Interest-bearing time deposits with other banks                2,945            1,550
  Securities available-for-sale (cost of $99,221
    and $109,297)                                               98,517          109,777
  Securities held-to-maturity (market value of $798,168
    and $749,497)                                              799,336          738,529
  Federal funds sold and securities purchased under
    agreements to resell                                        50,500          153,725
  Loans, net of unearned income                              1,121,796        1,034,978
    Less:  Reserve for loan losses                             (17,659)         (17,391)
                                                            ----------       ----------
    Net loans                                                1,104,137        1,017,587
  Property and equipment, at cost,
    less accumulated depreciation of $41,880 and $37,640        38,462           38,746
  Other real estate                                              1,666            1,086
  Accrued interest receivable                                   19,148           19,360
  Other assets                                                  27,707           29,650
                                                            ----------       ----------
       TOTAL ASSETS                                         $2,285,053       $2,234,286
                                                            ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing demand                             $  473,880       $  468,446
    Interest-bearing savings, NOW, money market
      and other time                                         1,469,951        1,459,235
                                                            ----------       ----------
         Total deposits                                      1,943,831        1,927,681
  Federal funds purchased and securities sold under
    agreements to repurchase                                    80,246           66,585
  Other liabilities                                             18,602           13,806
  Long-term bonds                                                2,035            2,035
                                                            ----------       ----------
       TOTAL LIABILITIES                                     2,044,714        2,010,107
                                                            ----------       ----------

STOCKHOLDERS' EQUITY:
  Common stock                                                  30,043           30,043
  Capital surplus                                              130,000          130,000
  Undivided profits                                             80,933           63,824
  Unrealized (loss) gain on securities available-for-sale         (637)             312
                                                            ----------       ----------
       TOTAL STOCKHOLDERS' EQUITY                              240,339          224,179
                                                            ----------       ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $2,285,053       $2,234,286
                                                            ==========       ==========

   * The balance sheet at December 31, 1995, has been taken from the audited balance sheet at that date.

          See notes to condensed consolidated financial statements.

                   HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  UNAUDITED
                 (Amounts in thousands except per share data)

                                                      Three Months Ended September 30,      Nine Months Ended September 30,
                                                      -------------------------------       -------------------------------
                                                           1996            1995                   1996            1995
                                                        ---------       ---------              ---------       ---------
INTEREST INCOME:
Interest and fees on loans                              $  27,159       $  24,834              $  79,011       $  72,391
Interest on:
    U. S. Treasury Securities                               3,378           3,616                 10,532          10,676
    Obligations of other U.S. government agencies
      and corporations                                      8,824           9,142                 25,932          25,381
    Obligations of states and political subdivisions          880             876                  2,614           2,614
Interest on federal funds sold and securities
    purchased under agreements to resell                    1,087           1,329                  4,621           4,081
Interest on time deposits and other                         1,810           1,507                  5,180           4,850
                                                        ---------       ---------              ---------       ---------
     Total interest income                                 43,138          41,304                127,890         119,993
                                                        ---------       ---------              ---------       ---------

INTEREST EXPENSE:
  Interest on deposits                                     15,091          14,897                 45,367          42,770
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                       899             947                  2,728           2,182
  Interest on bonds and notes                                 (11)             53                    140             382
                                                        ---------       ---------              ---------       ---------
     Total interest expense                                15,979          15,897                 48,235          45,334
                                                        ---------       ---------              ---------       ---------

NET INTEREST INCOME                                        27,159          25,407                 79,655          74,659
Provision for loan losses                                   1,036           1,140                  2,837           2,317
                                                        ---------       ---------              ---------       ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        26,123          24,267                 76,818          72,342
                                                        ---------       ---------              ---------       ---------

Non-Interest Income:
  Service charges on deposit accounts                       4,129           3,724                 12,485          10,908
  Income from fiduciary activities                            594             561                  1,747           1,667
  Securities gains (losses)                                    70             (44)                    36            (135)
  Other                                                     1,802           1,945                  4,599           4,835
                                                        ---------       ---------              ---------       ---------
     Total non-interest income                              6,595           6,186                 18,867          17,275
                                                        ---------       ---------              ---------       ---------

Non-Interest Expense:
  Salaries and employee benefits                           10,624          10,243                 31,394          30,366
  Net occupancy expense of premises
    and equipment expense                                   3,555           1,765                 11,159           8,750
  Other                                                     6,534           8,365                 17,570          20,421
                                                        ---------       ---------              ---------       ---------
     Total non-interest expense                            20,713          20,373                 60,123          59,537
                                                        ---------       ---------              ---------       ---------

EARNINGS BEFORE INCOME TAXES                               12,005          10,080                 35,562          30,080
INCOME TAXES                                                3,923           3,361                 11,680           9,969
                                                        ---------       ---------              ---------       ---------
NET EARNINGS                                            $   8,082       $   6,719              $  23,882       $  20,111
                                                        =========       =========              =========       =========

NET EARNINGS PER COMMON SHARE                           $    0.91       $    0.75              $    2.69       $    2.26
                                                        =========       =========              =========       =========
DIVIDENDS PAID PER COMMON SHARE                         $    0.25       $    0.25              $    0.75       $    0.94
                                                        =========       =========              =========       =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        8,880           8,880                  8,880           8,880
                                                        =========       =========              =========       =========

See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)

                                                        Nine Months Ended September 30,
                                                       ---------------------------------
                                                             1996            1995
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                            $  23,882       $  20,111
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                            3,567           3,473
      Provision for loan losses                               2,836           2,317
      Provision for losses on real estate owned                 118              73
      Losses on sales of securities                            (145)           (135)
      Increase in interest receivable                          (212)         (1,838)
      Amortization of intangible assets                       1,810           1,824
      Increase in interest payable                               66           1,061
      Other, net                                             (4,792)         (2,386)
                                                          ---------       ----------

    Net cash provided by Operating Activities                27,130          24,500
                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing
    time deposits                                             1,395            (100)
  Proceeds from sales and maturities of securities
    held-to-maturity                                        243,179         292,551
  Purchase of securities held-to-maturity                  (303,986)       (339,077)
  Proceeds from sales and maturities of securities
    available-for-sale                                       28,719           4,310
  Purchase of securities available-for-sale                 (17,604)         (1,090)
  Net decrease in federal funds sold and
    securities purchased under agreements to resell         103,225           3,900
  Net (increase) in loans                                   (84,149)        (13,014)
  Purchase of property and equipment, net                    (3,283)         (3,108)
  Proceeds from sales of other real estate                      688             563
  Net cash received in connection with purchase
    transaction                                                 ---           7,872
                                                          ---------       ---------
    Net cash used in Investing Activities                   (31,816)        (47,193)
                                                          ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                   16,150           6,871
  Dividends paid                                             (6,766)         (6,405)
  Net increase in federal funds purchased and
    securities sold under agreements to repurchase
    and other temporary funds                                13,661          39,652
                                                          ---------       ---------

    Net cash provided by Financing Activities                23,045          40,118
                                                          ---------       ---------

NET INCREASE IN CASH AND DUE FROM BANKS                      18,359          17,425

CASH AND DUE FROM BANKS, BEGINNING                          124,276         120,532
                                                          ---------       ---------


CASH AND DUE FROM BANKS, ENDING                           $ 142,635       $ 137,957
                                                          =========       =========


See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                (Nine Months Ended September 30, 1996 and 1995)


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

MERGER

     On August 15, 1996, First National Bank of Denham Springs, a wholly owned subsidiary of the Company merged with Hancock Bank of Louisiana, another wholly owned subsidiary of the Company. This transaction only effected financial reporting of the subsidiaries and resulted in no changes or restatements of the Company's current or historical financial statements.

PROPOSED ACQUISITIONS

     In June of 1996, the Company entered into an Agreement and Plan of Reorganization whereby Community Bancshares, Inc.(Community) Independence, Louisiana, and its' subsidiary, Community State Bank, would be merged with and into the Company and Hancock Bank of Louisiana, respectively. The merger will be consummated by the exchange of all outstanding shares of Community and Community State Bank in return for approximately 450,000 shares of common stock of the Company and cash of approximately $5,500,000. Completion of the merger is contingent upon approval by Community's and Community State Bank's shareholders and appropriate regulatory authorities.

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

        The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                               Sept.30,   June 30,   March 31,   December 31,
                                 1996       1996       1996          1995
                               --------   --------   ---------   ------------
Total securities to total
     deposits                  47.24%     47.24%     46.39%        44.01%

Total loans (net of unearned
     discount) to total
     deposits                  55.21%     55.21%     52.62%        53.69%

Interest-earning assets
     to total assets           90.57%     90.57%     90.69%        91.24%

Interest-bearing deposits
     to total deposits         75.07%     75.07%     76.51%        75.70%


Capital Resources

        The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                    Sept. 30,  June 30,  March 31, December 31,
                                      1996       1996      1996        1995
                                    --------   --------  --------  ------------
Equity capital to total assets (1)   10.55%    10.17%     9.88%      10.02%

Total capital to risk-weighted
     assets (2)                      19.12%    18.60%    18.99%      18.64%

Tier 1 Capital to risk-weighted
     assets (3)                      18.14%    17.62%    18.03%      17.69%

Leverage Capital to total assets (4)  9.86%     9.61%     9.47%       9.28%

Property and equipment to equity
     capital                         15.96%    16.41%    16.86%      17.31%

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


RESULTS OF OPERATIONS

Net Earnings

       Net earnings increased 20.3% or $1,363,000 for the third quarter of 1996 compared to the third quarter of 1995. Net earnings for the first nine months of 1996 increased 18.8% or $3,771,000 from the comparable period in 1995. The increase in earnings is attributable to an increase in loan portfolio balances, a stable net interest margin, increased fee income and lower operating expenses due to FDIC premium insurance reductions.

                                                       Three Months               Nine Months
                                                      Ended Sept. 30,             Ended Sept. 30,
                                                  ----------------------     ----------------------
                                                     1996        1995           1996       1995
                                                   --------    --------       --------    --------
Results of Operations:

  Return on average assets                            1.39%       1.21%         1.39%       1.23%

  Return on average equity                           13.95%      12.71%        14.04%      13.05%

Net Interest Income:

  Return on average interest-earning assets
    (tax equivalent)                                  8.33%       8.29%         8.23%       8.14%

  Cost of average interest-bearing funds              4.11%       4.16%         4.10%       3.99%
                                                     -----       -----         -----       -----

  Net interest spread                                 4.22%       4.13%         4.13%       4.15%
                                                     =====       =====         =====       =====
  Net interest margin
    (net interest income on a tax equivalent basis
    divided by average interest-earning assets)       5.29%       5.14%         5.17%       5.10%
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

                                                           Three Months              Nine Months
                                                          Ended Sept. 30,          Ended Sept. 30,
                                                     ---------------------     ---------------------
                                                       1996         1995         1996         1995
                                                     --------     --------     --------     --------
Annualized net charge-offs to average loans           0.39%        0.44%        0.32%        0.30%

Annualized provision for loan losses to average
  loans                                               0.38%        0.46%        0.35%        0.31%

Average reserve for loan losses to average loans      1.62%        1.67%        1.65%        1.66%


Income Taxes

       The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax- exempt interest income. The amount of tax-exempt income earned during the first nine months of 1996 was $3,195,000 compared to $3,181,000 for the comparable period in 1995. Income tax expense increased from $9,969,000 in the first nine months of 1995 to $11,680,000 in the first nine months of 1996. This increase is primarily due to increased earnings.

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



                                             HANCOCK HOLDING COMPANY
                                       ------------------------------------
                                                  Registrant


     November 7, 1996              By:    /s/ Leo W. Seal, Jr.
-----------------------------           ------------------------------------
        Date                             Leo W. Seal, Jr.
                                         President and CEO



     November 7, 1996              By:    /s/ George A. Schloegel
-----------------------------           ------------------------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



     November 7, 1996              By:    /s/ Stan Bailey
-----------------------------           ------------------------------------
        Date                             Stan Bailey
                                         Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
