Form 10-K405
period 1996-12-31
HANCOCK HOLDING CO
filed 1997-03-28
CIK 750577

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  DECEMBER 31, 1996.

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  _____________ to ____________ .

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 2, 1997, was approximately $367,105,000. For purposes of this calculation only, shares held by non-affiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

     On December 31, 1996, the registrant had outstanding
10,725,102 shares of common stock for financial statement purposes.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Part II of this report.

     Portions of the definitive Proxy Statement used in connection with the Registrant's Annual Meeting of Shareholders held on February 20, 1997, filed by the Registrant on January 21, 1997, are incorporated by reference into Part III of this report.

                             CONTENTS


PART I

Item 1.   Business                                      4
Item 2.   Properties                                   38
Item 3.   Legal Proceedings                            39
Item 4.   Submission of Matters to a Vote of Security
             Holders                                   39

PART II

Item 5.   Market for the Registrant's Common Stock
             and Related Stockholder Matters           40
Item 6.   Selected Financial Data                      40
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                40
Item 8.   Financial Statements and Supplementary Data  40
Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure    41

PART III

Item 10.  Directors and Executive Officers of the
             Registrant                                41
Item 11.  Executive Compensation                       41
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                     41
Item 13.  Certain Relationships and Related
             Transactions                              41

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                       42

                              PART I

                        ITEM 1 - BUSINESS

                BACKGROUND AND CURRENT OPERATIONS

BACKGROUND

GENERAL:

     Hancock Holding Company (the "Company"), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. The Company operates 80 banking offices and over 100 automated teller machines ("ATM's") in the states of Mississippi and Louisiana through two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi ("Hancock Bank MS") and Hancock Bank of Louisiana, Baton Rouge, Louisiana ("Hancock Bank LA"). Hancock Bank MS and Hancock Bank LA are referred to collectively as the "Banks."

     The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company's operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 1996, the Company had total assets of $2.3 billion and employed on a full-time basis 845 persons in Mississippi and 436 persons in Louisiana.

     Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by concentrating branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Hancock Bank MS currently has the largest market share in each of the four counties in which it operates: Harrison, Hancock, Jackson and Pearl River. With assets of $1.4 billion at December 31, 1996, Hancock Bank MS currently ranks as the fourth largest bank in Mississippi.

    In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, ("AmBank"), from the Federal Deposit Insurance Corporation ("FDIC"). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With assets of $868 million at December 31, 1996, Hancock Bank LA is the largest bank in East Baton Rouge Parish.

    In November 1996, the Company acquired Community Bancshares, Inc., Independence, Louisiana which owned 100% of the stock of
Community State Bank (Community).   This acquisition expanded the
Baton Rouge market area into the Hammond area where many of the people who work in Baton Rouge live.

    Beginning with the 1985 acquisition of the Pascagoula-Moss
Point Bank ("PMP") in Pascagoula, Mississippi, the Company has acquired approximately $976.2 million in assets and approximately
$876.5 million in deposit liabilities through selected acquisitions or purchase and assumption transactions.

RECENT ACQUISITION ACTIVITY:

     In August 1991, Hancock Bank MS acquired certain assets and deposit liabilities of Peoples Federal Savings Association, Bay St. Louis, Mississippi, from the RTC. As a result of this transaction, the Bank acquired assets of approximately $39.0 million and deposit liabilities of approximately $38.5 million.

     The Company borrowed $18,750,000 from Whitney National Bank, New Orleans, Louisiana ("Whitney"), to partially fund the acquisition of Metropolitan National Bank and AmBank in 1990. On November 28, 1991, the Company sold 1,552,500 shares of its common stock at $17 per share. This followed a two-for-one stock split in the form of a 100% stock dividend on October 15, 1991, and an increase in authorized shares to 20,000,000. The net proceeds of this sale, after underwriting discount and expenses, of approximately $24,700,000, were used to pay the principal and interest on $18,500,000 of principal debt on the Whitney loans and increase Hancock Bank LA's capital by $5,000,000.

    In April 1994, the Company merged Hancock Bank LA with First State Bank and Trust Company of East Baton Rouge Parish, Baker, Louisiana ("Baker"). The merger was consummated by the exchange of all outstanding common stock of Baker in return for 527,235 shares of common stock of the Company. The merger was accounted for using the pooling-of-interests method; therefore, all prior years' financial information has been restated.

    On January 13, 1995, the Company acquired First Denham Bancshares, Inc. ("Bancshares") which owned 100% of the stock of First National Bank of Denham Springs ("Denham"), Denham Springs, Louisiana. The acquisition was in return for approximately $4,000,000 cash and 774,098 shares of common stock of the Company. The acquisition was accounted for using the purchase method. Bancshares had total assets of approximately $111,000,000 and stockholders' equity of approximately $11,300,000 as of December 31, 1994 and net earnings of approximately $2,600,000 for the year then ended. On August 15, 1996, Denham was merged into Hancock Bank LA.

    On February 1, 1995, the Company merged Hancock Bank LA with Washington Bank & Trust Company, Franklinton, Louisiana ("Washington"). The merger was consummated by the exchange of all outstanding common stock of Washington in return for 542,650 shares of common stock of the Company. The merger was accounted for using the pooling-of-interests method; therefore, all prior years' financial information has been restated. Washington had total assets of approximately $86,100,000 and stockholders' equity of approximately $12,400,000 as of December 31, 1994, and net earnings of approximately $1,300,000 for the year then ended.

    In November 1996, the Company acquired Community Bancshares, Inc., which owned 100% of the stock of Community State Bank ("Community"). This acquisition expanded the Company's market to the Hammond, Louisiana area, where many of the people who are employed in East Baton Rouge Parish reside.

    On January 17, 1997, the Company acquired Southeast National
Bank, Hammond, Louisiana (Southeast).   The acquisition was in
return for approximately $3,700,000 cash and 105,000 shares of
common stock of the Company.   The acquisition was accounted for
using the purchase method.   Southeast had total assets of
approximately $40,000,000 and stockholders' equity of approximately $4,000,000 as of December 31, 1996 and net earnings of approximately $500,000 for the year then ended.

CURRENT OPERATIONS

LOAN PRODUCTION AND CREDIT REVIEW:

    The Banks' primary lending focus is to provide commercial, consumer, leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. The Banks have no concentrations of loans to particular borrowers or loans to any foreign entities. Each loan officer has Board approved loan limits on the principal amount of secured and unsecured loans he or she can approve for a single borrower without prior approval of a loan committee. All loans, however, must meet the credit underwriting standards and loan policies of the Banks.

    For Hancock Bank MS, all loans over an individual loan officer's Board approved lending authority and below a regional approved limit must be approved by his or her region's loan committee or by another loan officer with greater lending authority. Both the regional loan committee and the Bank's senior loan committee must review and approve any loan for a borrower whose total indebtedness exceeds the region's approved limit. Each loan file is reviewed by the Bank's loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality.

    For Hancock Bank LA, all loans over an individual loan officer's Board approved lending authority must be approved by the Bank's, his or h region's loan committee or by another loan officer with greater lending authority. Both the regional loan committee and the Bank's senior loan committee must review and approve any loan for a borrower whose total indebtedness exceeds
$500,000.   Each loan file is reviewed by the Bank's loan
operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality.

LOAN REVIEW AND ASSET QUALITY:

    Each Bank's portfolio of loan relationships aggregating $250,000 or more is annually reviewed by the respective Bank to identify any deficiencies and to take corrective actions as necessary. Periodically, selected loan relationships aggregating less than $250,000 are reviewed. As a result of such reviews, each Bank places on its Watchlist loans requiring close or frequent review. All loans classified by a regulator are also placed on the Watchlist. All Watchlist and past due loans are reviewed monthly by the Banks' senior lending officers and by the Banks' Board of Directors.

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

    Consumer loans which become 60 days delinquent are reviewed
regularly by management.   Generally, a consumer loan which is
delinquent 120 days is in process of collection through repossession and liquidation of collateral or has been deemed
currently uncollectible.   Loans deemed currently uncollectible
are charged-off against the reserve account.   As a matter of
policy, loans are placed on a nonaccrual status when the loan is
1) maintained on a cash basis due to the deterioration in the financial condition of the borrower, 2) payments, in full, of principal or interest are not expected or 3) the principal or interest has bee in default for a period of 90 days, unless the loan is well secured AND in the process of collection.

    The Banks follow the standard FDIC loan classification system. This system provides management with (1) a general view of the quality of the overall loan portfolio (each branch's loan portfolio and each commercial loan officer's loan portfolio) and
(2) information on specific loans that may need individual attention.

    The Banks hold nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 1996, the book value of nonperforming assets held for resale was approximately $1.9 million.

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

DEPOSITS:

     The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks offer over 100 ATMs: over 65 ATMs at the 80 banking offices and over 40 free-standing ATMs at other locations. As members of regional and international ATM networks such as "PULSE", "PLUS" and "CIRRUS," the Banks offer customers access to their depository accounts from regional, national and international ATM facilities.
Deposit flows are controlled by the Banks primarily through pricing, and to a certain extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with or, in some cases, slightly below other financial institutions in the Banks' respective market areas.

TRUST SERVICES:

     The Banks', through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 1996, the Trust Departments of the Banks had approximately $1.6 billion of assets under management, of which $1.0 billion were corporate accounts and $0.6 billion were personal, employee benefit, estate and other trust accounts.

OPERATING EFFICIENCY STRATEGY:

     The primary focus of the Company's operating strategy is to increase operating income and to reduce operating expense. Beginning in January of 1988, management has taken steps to improve operating efficiencies. As a result, employees at Hancock Bank MS have been reduced from .78 per $1 million in assets in February 1988 to .59 as of December 31, 1996. Since its acquisition in August 1990, Hancock Bank LA employees have been reduced from .97 per $1 million of assets to .50 as of December 31, 1996. Management annually establishes an employee to asset goal for each Bank. The Banks also have set an internal long range goal of at least covering total salary and benefit costs by fee income. The ratio of fee income to total salary and benefit costs is $.56 to $1.00 at Hancock Bank MS. Hancock Bank LA has a higher level of fee income and through December 31, 1996, has achieved a ratio of $.86 to $1.00.

OTHER ACTIVITIES:

     Hancock Bank MS has seven subsidiaries through which it engages in the following activities: providing consumer financing services; mortgage lending; owning, managing and maintaining certain real property; providing general insurance agency services; holding investment securities; marketing credit life insurance; and providing discount investment brokerage services. The income of these subsidiaries generally accounts for less than 10% of the Company's total annual income.

    During 1994, the Company began offering alternative investments through a third party vendor. The Investment Center is now located in several branch locations in Mississippi and Louisiana to accommodate the investment needs of customers whose needs fall outside the traditional commercial bank product line.

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

FEDERAL REGULATION:

     The Bank Holding Company Act generally prohibits the Company from engaging in activities other than banking, managing or
controlling banks or other permissible subsidiaries.   Acquiring
or obtaining control of any company engaged in activities other than those activities determined by the Federal Reserve to be so closely related to banking, managing or controlling banks as to be proper incident thereto is also prohibited. In determining whether a particular activity is permissible, the Federal Reserve considers whether the performance of the activity can reasonably be expected to produce benefits to the public that outweigh possible adverse effects. For example: making, acquiring or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance, and performing certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities. The Bank Holding Company Act does not place territorial limitations on permissible bank-related activities of bank holding companies. Despite prior approval, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when it has reasonable cause to believe that continuation of such activity or control of such subsidiary constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

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

     The Federal Reserve rates bank holding companies by a
component and composite 1-5 rating system.   This system is
designed to help identify institutions which require special
attention.   Financial institutions are assigned ratings based on
evaluation and rating of their financial condition and
operations.   Components reviewed include capital adequacy, asset
quality, management capability, the quality and level of
earnings, and the adequacy of liquidity.   Effective January 1,
1997, a sixth component was added to the rating system -
Sensitivity to market risk.   This component addresses primarily
the issue of a bank's sensitivity to interest rate fluctuations.

    The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% to 5% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders' equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company's leverage capital ratio at December 31, 1996, was 10.37%.

     The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories; 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as
standby letters of credit.   First, the amount of the off-balance
sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 1996, the Company's off-balance sheet items aggregated $253.2 million; however, after the credit conversion these items represented $19.1 million of balance sheet equivalents.

     The primary component of risk-based capital is Tier 1 Capital, which is essentially equal to common stockholders' equity, plus a certain portion of perpetual preferred stock.
Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general reserves for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 1996, the Company's Tier 1 and Total Capital ratios were 18.03% and 19.02%, respectively.

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

    The Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth.
The Federal Reserve may disapprove such a transaction if it determines that the proposal constitutes an unsafe or unsound practice, would violate any law, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve.

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

    Effective in the first quarter of 1996, the FDIC lowered banks' deposit insurance premiums from 4 to 31 cents per hundred
dollars in insured deposits to a rate of 0 to 27 cents.   The
Banks have received a risk classification of 1A for assessment
purposes.   Total assessments paid to the FDIC amounted to $285
thousand.   The Banks paid BIF premiums of 0 cents per hundred
dollars of insured deposits during 1996.   The decrease in the
1996 rates resulted in $1.9 million FDIC premium reductions over
the 1995 level of $2.2 million.   Premiums for the first and
second quarters of 1997 have remained 0 cents per hundred dollars
of insured deposits.   Premiums on OAKAR deposits from the 1991
acquisition of Peoples Federal Savings Association totalled $86
thousand.   In addition to the normal premiums paid on OAKAR
deposits, a one-time assessment of $191 thousand was paid.

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

    In addition to regulating capital, the FDIC and the OCC have broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC and OCC have adopted regulations that restrict preferential loans and loan amounts to "affiliates" and "insiders" of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank, like Hancock Bank MS and Hancock Bank LA.

    Although the Hancock Bank MS and Hancock Bank LA are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts), money market deposit accounts and nonpersonal time deposits. Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $47,700 million, or, if the aggregate of such accounts exceeds $47,700 million, $1.302 million plus 10% of the total in excess of $47,700 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution's transaction accounts.

    The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Banks. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

EFFECT OF GOVERNMENTAL POLICIES:

    The difference between the interest rate paid on deposits and other borrowings and the interest rate received on loans and securities will comprise most of a bank's earnings. Due to recent deregulation of the industry, however, the banking business is becoming increasingly dependent on the generation of fee and service charge revenue.

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

   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY

               AND INTEREST RATES AND DIFFERENTIALS


    Net interest income, the difference between interest income and interest expense, is the most significant component of the Banks earnings. For internal analytical purposes, management adjusts net interest income to a "taxable equivalent" basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

    Another significant statistic in the analysis of net interest income is the effective interest differential, which is the difference between the average rate of interest earned on earning assets and the effective rate paid for all funds, noninterest-bearing as well as interest-bearing. Since a portion of the Bank's deposits do not bear interest, such as demand deposits, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The rate differential for the years 1996 and 1995 was 5.10%.

    Recognizing the importance of interest differential to total earnings, management places great emphasis on managing interest rate spreads. Although interest differential is affected by national, regional, and area economic conditions, including the level of loan demand and interest rates, there are significant opportunities to influence interest differential through appropriate loan and investment policies. These policies are designed to maximize interest differential while maintaining sufficient liquidity and availability of funds for purposes of meeting existing commitments and for investment in loans and other investment opportunities that may arise.

    The following table shows interest income on interest-earning assets and related average yields earned and interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:


































                                         COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES
                                         -----------------------------------------------
                                                               YEARS ENDED DECEMBER 31,
                 --------------------------------------------------------------------------------------------------
                                1996                          1995                            1994
                 ---------------------------------  ------------------------------ --------------------------------
                             Interest     Average             Interest   Average               Interest     Average
                 Average     Income or    Yield or  Average   Income or  Yield      Average    Income or    Yield
                 Balance     Expense      Rate      Balance   Expense    or Rate    Balance    Expense      or Rate
                                           (%)                            (%)                                 (%)

-------------------------------------------------------------------------------------------------------------------
                                                      (Amounts in thousands)



ASSETS
Interest-earning
  assets:
 Investment
  securities:
  U.S. Treasury  $221,120    $13,567       6.14%   $257,228    $14,568     5.66%    $316,232     $17,168      5.43%
  U.S. government
   obligations    449,687     34,886       7.76%    493,315     33,726     6.84%     423,555      24,772      5.85%
  Municipal
    obligations    60,690      5,451       8.98%     57,001      5,426     9.52%      48,194       4,912     10.19%
  Other
   securities     171,889      6,780       3.94%     87,606      6,231     7.11%      75,956       4,713      6.20%
 Federal funds
   sold &
   securities
   purchased
   Under agreements
   to resell      106,316      5,580       5.25%     99,559      5,820     5.85%      89,341       3,832      4.29%

 Interest-bearing
  time deposits
  with other
  banks             1,543         87       5.64%        500         31     6.20%         725          38      5.24%
 Net loans
   (2)(3)       1,083,165    107,079       9.89%  1,000,907     98,029     9.79%     906,342      82,967      9.15%
  Total
   interest-    --------------------------------------------------------------------------------------------------
   earning
   assets/
   interest
   income (1)   2,094,410    173,430       8.28%  1,996,116    163,831     8.21%   1,860,345     138,402      7.44%
 Less: Reserve
  for loan
  losses          (17,670)                   ---    (16,532)                 ---     (15,251)                   ---

Noninterest-
  earning assets:
 Cash and due
  from banks      121,157                    ---    104,854                  ---     112,931                    ---
 Property and
  equipment        37,185                    ---     37,786                  ---      34,815                    ---
 Other assets      50,795                    ---     93,302                  ---      50,435                   ---

------------------------------------------------------------------------------------------------------
  Total assets $2,285,877   $173,430       7.58% $2,215,526   $163,831     7.39%  $2,043,275    $138,402      6.77%
                =====================================================================================================
LIABILITIES AND
 STOCKHOLDERS'
  EQUITY
Interest-bearing
  liabilities:
 Deposits:
  Savings, NOW
   and money
    market     $  694,017     19,001       2.74% $  739,091   $ 20,515     2.78%  $  755,888    $ 20,703      2.74%
  Time            778,602     41,624       5.35%    717,064     37,097     5.17%     657,587      27,490      4.18%
 Federal funds
   purchased       11,425        549       4.80%     15,284        863     5.65%      18,622         754      4.05%
 Securities sold
   under
   agreements to
   repurchase      79,411      3,465       4.36%     53,924      2,219     4.12%      24,710         718      2.91%
 Long-term bonds    1,795        158       8.80%      2,799        203     7.25%       3,656         256      7.00%
 Capital notes                     7        ---         ---        265     0.00%       1,571          76      4.84%
                  -----------------------------------------------------------------------------------------------------
  Total interest-
   bearing
    liabilities/
    interest
    expense     1,565,250     64,804       4.14%  1,528,162     61,162     4.00%   1,462,034      49,997      3.42%

Noninterest-
  bearing
  liabilities:
 Demand deposits  472,909        ---         ---    439,495        ---       ---     393,120         ---        ---
 Other
  liabilities      17,667        ---         ---     32,135        ---       ---      13,183         ---        ---
 Stockholders'
  equity          230,051        ---         ---    215,734        ---       ---     174,938         ---        ---
                  -----------------------------------------------------------------------------------------------------
  Total
   liabilities &
   stockholders'
   equity      $2,285,877   $ 64,804       2.83% $2,215,526   $ 61,162     2.76%  $2,043,275    $ 49,997      2.45%
               ======================================================================================================
Interest-earning
  assets       $2,094,410                        $1,996,116                       $1,860,345
Interest-bearing
  liabilities   1,565,250                         1,528,162                        1,462,034
Interest income             $173,430                          $163,831                          $138,402
Interest expense              64,804                            61,162                            49,997
                            --------                          --------                          --------
Interest income/
  interest-
  earning assets                           8.28%                           8.21%                              7.44%
Interest
  expense/interest-
  bearing liabilities                      4.14%                           4.00%                              3.42%
Interest spread                             4.14%                           4.21%                              4.02%
Net interest income         $108,626                          $102,669                          $ 88,405
                            ========                          ========                          ========
Net interest margin                         5.19%                           5.13%                              4.75%

----------


































(1) Includes tax equivalent adjustments to interest income of $1.9 million, $2.3 million, and $2.1 million in 1996, 1995 and 1994, respectively, using an effective tax rate of 35%.

(2) Interest income includes fees on loans of $4.5 million in 1996, $4.1 million in 1995 and $3.2 million in 1994.

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


































                                                        ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                        ------------------------------------------
                                                                   YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------
                                        1996                          1995                                  1994
                                 ---------------------------   ------------------------------   ------------------------
                                  VOLUME   RATE      TOTAL     VOLUME     RATE      TOTAL       VOLUME     RATE    TOTAL
                                 ---------------------------   ------------------------------   ------------------------
                                                       (Amounts in thousands)


INTEREST INCOME
 Investment securities:
 U.S. Treasury                 $(2,044) $ 1,043   $(1,001)  $( 3,327)    $   727  $( 2,600)     $ 1,301 $(  994)$   307
 U.S. government obligations    (2,984)   4,144     1,160      4,761       4,193     8,954        1,528  (1,630) (  102)
 Municipal obligations (1)         351   (  326)       25        837     (   323)      514          463   ( 751) (  288)
 Other securities                5,992   (5,443)      549        827         691     1,518       (  602)    540  (   62)
 Federal funds sold & securities
 purchased under agreements
 to resell                         395   (  635)   (  240)       594       1,394      1,988      (1,536)  1,765     229
 Interest bearing time deposits
 with other banks                   65   (    9)       56    (    14)         7     (     7)     (   19)     12  (    7)
 Net Loans                       8,053      997     9,050      9,261      5,801      15,062        5,459 (3,136)  2,323
                               -----------------------------------------------------------------------------------------
 Total                           9,828   (  229)    9,599     12,939     12,490      25,429        6,594 (4,194)  2,400
                               -----------------------------------------------------------------------------------------
INTEREST EXPENSE
 Deposits:
 Savings, NOW and money
 market                         (1,253)  (  261)   (1,514)   (   490)       302     (   188)         978     359  1,337
 Time                            3,181    1,346     4,527      3,097      6,510       9,607        ( 212)   133 (   79)
 Federal funds purchased        (  218)  (   96)   (  314)   (   189)       298         109           24     193     217
 Securities sold under
 agreements to repurchase        1,050      196     1,246      1,202        299       1,501           63    171     234
 Long-term bonds                (   73)      28    (   45)   (    62)         9     (    53)      (   69)(   25) (   94)
 Capital notes                  (  258)     ---    (  258)       265    (    76)        189           12 (   26) (   14)
                         -----------------------------------------------------------------------------------------------
 Total                           2,429    1,213     3,642      3,823      7,342      11,165          796    805   1,601
                           ---------------------------------------------------------------------------------------------
Increase (decrease) in
  net interest income          $ 7,399  $(1,442)  $ 5,957   $  9,116   $  5,148    $ 14,264      $ 5,798 $(4,999) $  799
                           =============================================================================================


----------

























(1) Yields on tax-exempt investments have been adjusted to a tax equivalent basis utilizing a 35% effective tax rate.

(2) Interest earned includes fees on loans of $4.5 million in 1996, $4.1 million in 1995 and $3.2 million in 1994.



RATE SENSITIVITY:

    To control interest rate risk, management regularly monitors the volume of interest sensitive assets compared with interest
sensitive liabilities over specific time intervals.   The
Company's interest rate management policy is designed to produce a stable net interest margin in periods of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. Interest rate risk is monitored, quantified and managed to produce a 5% or less impact on short-term earnings.

    The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. At December 31, 1996, the Company's cumulative interest sensitivity gap in the one year interval was (21.75%) as compared to a cumulative interest sensitivity gap in the one year interval of (18.44%) at December 31, 1995. The percentage reflects a higher level of interest sensitive liabilities than assets repricing within one year. Generally, when rate sensitive liabilities exceed rate sensitive assets, the net interest margin is expected to be positively affected during periods of decreasing interest rates and negatively affected during periods of increasing rates.

    The following tables set forth the Company's interest rate sensitivity gap at December 31, 1996 and December 31, 1995:

















                                  ANALYSIS OF INTEREST SENSITIVITY AT DECEMBER 31, 1996
                                  -----------------------------------------------------
                                                     AFTER THREE
                                          WITHIN       THROUGH        ONE       AFTER FIVE
                                          THREE         TWELVE      THROUGH      YEARS AND
                                          MONTHS        MONTHS     FIVE YEARS   INSENSITIVE      TOTAL
                                  --------------------------------------------------------------------------
                                                           (Amounts in thousands)

Net loans                               $ 302,553     $ 107,128     $ 531,015    $ 233,271     $1,173,967
Securities and time deposits              119,629        94,242       225,752      464,914        904,537
Federal funds                              12,000            --            --           --         12,000
                                  --------------------------------------------------------------------------
Total earning assets                    $ 434,182     $ 201,370     $ 756,767    $ 698,185     $2,090,504
                                 ===========================================================================

                                            20.77%         9.64%        36.20%       33.39%        100.00%

Interest bearing deposits, excluding
  CDs greater than $100,000            $  542,277     $ 285,565     $ 440,733    $   3,339     $1,271,914
CDs greater than $100,000                  97,686        75,521        48,491           --        221,698
Short-term borrowings                      87,609            --            --           --         87,609
Other borrowings                              500         1,050            --           --          1,550
                                  --------------------------------------------------------------------------
Total interest-bearing funds              728,072       362,136       489,224        3,339      1,582,771
Interest-free funds                            --            --            --      507,733        507,733
                                  --------------------------------------------------------------------------
Funds supporting earning assets         $ 728,072     $ 362,136     $ 489,224    $ 511,072     $2,090,504
                                  ==========================================================================

                                            34.82%        17.33%        23.40%       24.45%        100.00%

Interest sensitivity gap                $(293,890)    $(160,766)    $ 267,543    $ 187,113             --
Cumulative gap                          $(293,890)    $(454,656)    $(187,113)          --             --
Percent of total earning assets            (14.06%)      (21.75%)       (8.95%)          --            --




                                  ANALYSIS OF INTEREST SENSITIVITY AT DECEMBER 31, 1995
                                  -----------------------------------------------------
                                                     AFTER THREE
                                          WITHIN       THROUGH        ONE       AFTER FIVE
                                          THREE         TWELVE      THROUGH      YEARS AND
                                          MONTHS        MONTHS     FIVE YEARS   INSENSITIVE      TOTAL
                                        -------------------------------------------------------------------
                                                           (Amounts in thousands)

Net loans                               $ 281,636     $ 103,346     $ 429,298    $ 220,697     $1,034,977
Securities and time deposits              181,199       137,057       219,763      311,837        849,856
Federal funds                             153,725            --            --           --        153,725
                                        -------------------------------------------------------------------
Total earning assets                    $ 616,560     $ 240,403     $ 649,061    $ 532,534     $2,038,558
                                        ===================================================================
                                            30.25%        11.79%        31.84%       26.12%        100.00%

Interest bearing deposits, excluding
  CDs greater than $100,000            $  566,967     $ 443,939     $ 234,772    $      15     $1,245,693
CDs greater than $100,000                  73,320        79,031        61,191           --        213,542
Short-term borrowings                      66,585            --            --           --         66,585
Other borrowings                            1,045         1,970         2,100           --          5,115
Total interest-bearing funds              707,917       524,940       298,063           15      1,530,935
                                        -------------------------------------------------------------------
Interest-free funds                            --            --            --      507,623        507,623
                                        -------------------------------------------------------------------
Funds supporting earning assets         $ 707,917     $ 524,940     $ 298,063    $ 507,638     $2,038,558
                                        ===================================================================
                                            34.73%        25.75%        14.62%       24.90%        100.00%

Interest sensitivity gap                $ (91,357)    $(284,537)    $ 350,998    $  24,896             --
Cumulative gap                          $ (91,357)    $(375,894)    $ (24,896)          --             --
Percent of total earning assets             (4.48%)      (18.44%)       (1.22%)         --             --





INCOME TAXES:

  The Company had income tax expense of $15.2 million and $13.1 million for the years ended December 31, 1996 and 1995, respectively. This represents effective tax rates of 32.4% and 32.6% for December 31, 1996 and 1995, respectively.

PERFORMANCE AND EQUITY RATIOS:

  The following table sets forth, for the periods indicated, the percentage of net income to average assets and average stockholders' equity, the percentage of common stock dividends to net income and the percentage of average stockholders' equity to average assets.

                                        YEARS ENDED DECEMBER 31,
                                       --------------------------
                                         1996    1995    1994
                                       -------------------------
Return on average assets (%)             1.38    1.22    1.13
Return on average stockholders'
   equity (%)                           13.74   12.50   13.22
Dividend payout ratio (%)               28.90   31.45   32.21
Average stockholders' equity to
   average assets (%)                   10.06    9.74    8.56

SECURITIES PORTFOLIO:

  The Company generally purchases securities to be held to maturity, with a maturity schedule that provides ample liquidity. Securities classified as held-to-maturity are carried at amortized cost. Certain securities have been classified as available-for-sale based on management's internal assessment of the portfolio considering future liquidity, earning requirements
and capital position.   The Company increased its
available-for-sale portfolio during 1995.   Generally, securities
with a market risk have been placed in this category.
The December 31, 1996 book value of the held-to-maturity portfolio was $804 million and the market value was $807 million. The available-for-sale portfolio balance was $98 million at December 31, 1996.

  The book values of securities classified as available-for-sale as of December 31, 1996, 1995 and 1994, were as follows (in thousands):




                                                DECEMBER 31
                                      -------------------------------
                                         1996       1995        1994
                                      -------------------------------
U.S. Treasury securities              $    499   $  1,493   $      2
Other U.S. gov. obligations             53,802     61,470        659
Municipal obligations                      923        962        997
Other securities                           ---        544        ---
Mortgage-backed securities               5,373      5,140        ---
CMOs                                    33,038     34,695     19,385
Equity securities                        4,932      4,993        ---
                                      --------------------------------
                                      $ 98,567   $109,297   $ 20,382
                                      ================================

    The book value, book yield and market value of the debt securities classified as available-for-sale as of December 31, 1996, by estimated maturity, were as follows (in thousands):

                            BOOK VALUE  YIELD (%)  MARKET VALUE
                           -------------------------------------
Due in one year or less    $  4,029     6.40         $ 3,939
Due after one year through
  five years                 17,403     6.56          17,149
Due after five years through
  ten years                  15,908     6.60          15,753
Due after ten years          56,295     6.57          55,822
                           -------------------------------------
                           $ 93,635     6.57         $92,663
                           =====================================

    The book value and market values of securities classified as held-to-maturity as of December 31, 1996, 1995 and 1994 were as follows (in thousands):


                                               DECEMBER 31
                                     --------------------------------
                                        1996       1995       1994
                                     --------------------------------
U.S. Treasury securities              $175,171   $239,892   $280,578
Other U.S. gov. obligations            338,796    317,140    275,209
Municipal obligations                   66,367     56,961     58,224
Other securities                           ---     11,027     15,747
Mortgage-backed securities              87,991     50,427    129,028
CMOs                                   135,673     63,082     88,807
                                      --------------------------------
                                      $809,998   $738,529   $847,593
                                      ================================

    The book value, book yield and market value of the securities classified as held-to-maturity as of December 31, 1996, by contractual maturity, were as follows (in thousands):

                            BOOK VALUE  YIELD (%)  MARKET VALUE
                            -----------------------------------
Due in one year or less     $ 99,189     6.60       $ 99,328
Due after one year through
  five years                 227,023     6.64        227,834
Due after five years through
  ten years                  249,010     6.70        248,796
Due after ten years          228,776     6.64        230,752
                            ----------------------------------
                            $803,998     6.65       $806,710
                            ==================================

LOAN PORTFOLIO:

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

    The following table sets forth, for the periods indicated, the composition of the loan portfolio of the Company:


















                                                                          LOAN PORTFOLIO

                                                                          DECEMBER 31,
                                                 ----------------------------------------------------------------------
                                                        1996        1995         1994       1993                1992
                                                 ----------------------------------------------------------------------
                                                            (Amounts in thousands)

Real estate:
  Residential mortgages
   1-4 family                                      $  333,581  $  224,646    $  214,247 $  213,216          $  211,931
  Residential mortgages
   multifamily                                         12,769       9,674         7,302      7,124               7,804
  Home equity lines                                    13,000      11,825        11,740     13,147              12,873
  Construction and development                         71,057      41,602        35,719     24,234              18,454
  Nonresidential                                      168,203     127,027       112,957    119,094             111,504
Commercial, industrial and
  other                                               169,814     176,942       119,997    160,385             157,797
Consumer                                              372,951     409,608       397,879    366,401             297,401
Lease financing and depository
  institutions                                         16,095      13,811        10,074      6,673               6,079
Political subdivisions                                 12,142      14,394        12,806     11,668              12,791
Credit card                                            29,158      32,104        30,794     27,466              26,482
                              ---------------------------------------------------------------
                                                    1,198,770   1,061,633       953,515    949,408             863,116
  Less, unearned income                                24,806      26,656        27,850     26,396              22,393
                              ---------------------------------------------------------------
  Net loans                                        $1,173,967  $1,034,977    $  925,665 $  923,012          $  840,723
                              ===============================================================






    Prior to July 1991, a correspondent bank of Hancock Bank MS issued credit cards under the Bank's name to customers of Hancock Bank MS and retained the outstanding receivables. In July 1991, Hancock Bank MS purchased, at par, from its correspondent bank, certain credit cards with outstanding balances of approximately $7.8 million and simultaneously transferred, at par, the cards and balances to Hancock Bank LA. The resulting combined consumer and corporate credit card portfolio aggregated approximately $11.5 million with approximately 17,700 cards outstanding. At December 31, 1996, the portfolio balance had increased to approximately $20.8 million with approximately 37,000 cards outstanding.

    The following table sets forth, for the periods indicated, the approximate maturity by type of the loan portfolio of the
Company:



































                                                       LOAN MATURITY SCHEDULE

                                       DECEMBER 31, 1996                            DECEMBER 31, 1995
                             ----------------------------------------    ------------------------------------------
                                        MATURITY RANGE                               MATURITY RANGE
                             ----------------------------------------    ------------------------------------------
                                      AFTER ONE                                    AFTER ONE
                             WITHIN    THROUGH   AFTER FIVE               WITHIN    THROUGH  AFTER FIVE
                            ONE YEAR  FIVE YEARS   YEARS      TOTAL      ONE YEAR  FIVE YEARS   YEARS      TOTAL
                             --------------------------------------------------------------------------------------
                                                          (Amounts in thousands)

Commercial, industrial and
  other                     $ 68,436   $ 77,960  $ 23,418  $  169,814    $ 70,958   $ 77,897  $ 28,087  $  176,942
Real estate - construction    44,714     18,994     7,349      71,057      20,227     14,685     6,690      41,602
All other loans              148,232    557,936   251,731     957,899     154,587    454,385   234,117     843,089
                            ---------------------------------------------------------------------------------------
Total loans                 $261,382   $654,891  $282,498  $1,198,770    $245,772   $546,967  $268,894  $1,061,633
                            =======================================================================================

    The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is shown below:

                       LOAN SENSITIVITY TO CHANGES IN INTEREST RATES

                                                     DECEMBER 31, DECEMBER 31,
                                                        1996         1995
                                                     -------------------------
                                                      (Amounts in thousands)

Commercial, industrial, and real estate construction
  maturing after one year:
    Fixed rate                                        $188,476     $150,111
    Floating rate                                       80,793       80,298
Other loans maturing after one year:
    Fixed rate                                         594,593      559,592
    Floating rate                                       18,781       25,860
                                                      ----------------------
Total                                                 $882,643     $815,861
                                                       =====================

































 NONPERFORMING ASSETS:

    The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans, real estate owned and loans past due 90 days or more and still accruing:
















































                                                                     DECEMBER 31,

-----------------------------------------------------------------------------------------------------------------------
                                   1996              1995                 1994              1993                 1992

-----------------------------------------------------------------------------------------------------------------------
                                                                 (Amounts in thousands)

Nonaccrual loans:
  Real estate                   $   753             $ 2,406             $ 1,914             $ 1,888             $ 4,050
  Commercial, industrial
    and other                       169               1,144                 525               1,424                 399
  Consumer                        1,298               1,176               1,287               1,322               1,735
  Lease financing                   ---                 ---                 ---                 ---                  22
  Depository institutions           ---                 ---                 ---                 ---                 ---
  Political subdivisions            ---                 ---                 ---                 ---                 ---
Restructured loans                  685                 611                 614                 482                 194
                       -------------------------------------------------------------------------------------------
Total nonperforming
  loans                           2,905               5,337               4,340               5,116               6,400
Acquired real estate
  owned                             147                 140                 ---                 ---                 ---
Real estate owned                 1,728                 946               1,001               1,029               1,673
                       -------------------------------------------------------------------------------------------
Total nonperforming
  assets                        $ 4,780             $ 6,423             $ 5,341             $ 6,145             $ 8,073
                       ===========================================================================================
Loans 90+ days past
  due and still
  accruing                       $8,361             $ 4,089             $ 2,692             $ 4,338             $ 7,356
                       ===========================================================================================
Ratios (%):
  Nonperforming loans
   to net loans                    0.71                0.52                0.47                0.55                0.76
  Nonperforming assets
   to net loans and
   real estate owned               0.41                0.62                0.58                0.67                0.96
  Nonperforming loans
   to average net loans            0.77                0.53                0.48                0.60                0.80
  Reserve for loan
   losses to
   nonperforming loans           681.58              325.86              354.19              299.18              229.41

    The following table sets forth, for the periods indicated, the amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as "nonaccrual" as well as the interest that would have been recorded under the original terms of restructured loans:

                                                                     DECEMBER 31,
                       ------------------------------------------------------------------------------------------------
                                  1996                1995               1994               1993               1992
                       ------------------------------------------------------------------------------------------------
                                                                 (Amounts in thousands)

Nonaccrual                      $   220             $   463             $   340             $   441             $   603
Restructured                         68                  60                  56                  45                  17
                       ------------------------------------------------------------------------------------------------
Total                           $   288             $   523             $   396             $   486             $   620
                       ===========================================================================================
















    Interest actually received on nonaccrual and restructured loans was insignificant.

LOAN LOSS, CHARGE-OFF AND RECOVERY EXPENSES:

    The following table sets forth, for the periods indicated, average net loans outstanding, reserve for loan losses, amounts charged-off and recoveries of loans previously charged-off:











































                                                                    DECEMBER 31,
                                         -------------------------------------------------------------------------------
                                                     1996        1995            1994             1993           1992
                                         -------------------------------------------------------------------------------
                                                                 (Amounts in thousands)

Net loans outstanding at end of period           $1,173,967     $1,034,978     $  925,665     $  923,012     $  840,723
                                        ================================================================================
Average net loans outstanding                    $1,083,165     $1,000,907     $  904,342     $  847,526     $  796,018
                                        ================================================================================
Balance of reserve for loan losses
  at beginning of period                         $   17,391     $   15,372     $   15,306     $   14,682     $   12,805
Loans charged-off:
  Real estate                                            73            210            106            318            766
  Commercial                                            975            636            637          2,218          2,516
  Consumer                                            5,417          4,524          2,706          3,087          3,981
  Lease financing                                         1             13            ---             53              2
  Depository institutions                               ---            ---            ---            ---            ---
  Political subdivisions                                ---            ---            ---            ---            ---
                                        --------------------------------------------------------------------------------
  Total charge-offs                                   6,466          5,383          3,449          5,676          7,265
                                        --------------------------------------------------------------------------------
Recoveries of loans previously
  charged-off:
  Real estate                                           186             15             53            102             85
  Commercial                                            937            971            570            695            430
  Consumer                                              945            839            886            869            648
  Lease financing                                         0              5              8              2              1
  Depository institutions                               ---            ---            ---            ---            ---
  Political subdivisions                                ---            ---            ---            ---            ---
                                        ------------------------------------------------------------------------
  Total recoveries                                    2,068          1,830          1,517          1,668          1,164
                                        ------------------------------------------------------------------------
  Net charge-offs                                     4,398          3,553          1,932          4,008          6,101
  Provision for loan losses                           6,153          4,425          1,998          4,632          7,978
  Balance acquired through acquisition                  654          1,147            ---            ---            ---
                                        ------------------------------------------------------------------------
  Balance of reserve for loan losses
    at end of period                             $   19,800     $   17,391     $   15,372     $   15,306     $   14,682
                                        ========================================================================

    The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, reserve for loan losses and outstanding loans:

                                                               YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                        1996      1995      1994      1993      1992

                                                     -------------------------------------------------
Ratios (%):
  Net charge-offs to average net loans                  0.41       0.35     0.21      0.47     0.77
  Net charge-offs to period-end net loans               0.37       0.34     0.21      0.43     0.73
  Reserve for loan losses to average net loans          1.83       1.74     1.70      1.81     1.84
  Reserve for loan losses to period-end net loans       1.69       1.68     1.66      1.66     1.75
  Net charge-offs to loan loss reserve                 22.21      20.43    12.57     26.19    41.55
  Net charge-offs to loan loss provision               71.47      80.29    96.70     86.53    76.47

    An allocation of the loan loss reserve by major loan category is set forth in the following table. The allocation is not necessarily indicative of the category of future losses, and the full reserve at December 31, 1996, is available to absorb losses occurring in any category of loans.










                                                                         DECEMBER 31,
                    ---------------------------------------------------------------------------------------------------
                            1996                 1995                1994                   1993              1992
                    ---------------------------------------------------------------------------------------------------
                     RESERVE   % OF       RESERVE    % OF       RESERVE    %  OF      RESERVE    % OF   RESERVE     % OF
                      FOR      LOANS        FOR      LOANS        FOR      LOANS        FOR       LOANS  FOR       LOANS
                     LOAN   TO TOTAL       LOAN   TO TOTAL       LOAN   TO TOTAL       LOAN    TO TOTAL LOAN    TO TOTAL
                    LOSSES    LOANS       LOSSES    LOANS       LOSSES    LOANS       LOSSES     LOANS  LOSSES     LOANS
                    ---------------------------------------------------------------------------------------------------
                                                                     (Amounts in thousands)

Real estate        $3,000     49.94      $ 2,000    39.08       $1,250    46.06       $1,250     36.69   1,250    42.00
Commercial,
  industrial
  and other         5,750     16.52        5,250    19.32        5,000    14.98        5,000     18.82   4,750    20.47
Consumer            8,250     31.11        7,500    38.58        6,500    41.73        6,500     38.60   6,250    34.46
Credit card           800      2.43          500     3.02          500     3.23          500      2.89     500     3.07
Unallocated         2,000       ---        2,141      ---        2,122      ---        2,056       ---   1,932      ---
                  ------------------------------------------------------------------------------------------------------
                  $19,800    100.00       17,391   100.00      $15,372   100.00      $15,306    100.00 $14,682   100.00
                  ======================================================================================================

DEPOSITS AND OTHER DEBT INSTRUMENTS:

    The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits:










                                     1996                                1995                              1994
                        -------------------------------     -------------------------------    -------------------------
                                   PERCENT                              PERCENT                          PERCENT
                                      OF                                   OF                              OF       RATE
                        AMOUNT     DEPOSITS   RATE (%)      AMOUNT      DEPOSITS   RATE (%)    AMOUNT    DEPOSITS   (%)
                        -------------------------------     -------------------------------    -------------------------
                                                                       (Amounts in thousands)

Non-interest bearing
  accounts          $  472,909      24.30         ---   $  439,495       23.18        ---      $393,120   21.76    ---

NOW accounts           268,391       13.8        2.68      288,947       15.24       2.64       293,347   16.24   2.58
Money market and other
  savings accounts     425,626      21.88        2.78      450,144       23.75       2.86       462,541   25.60   2.84
Time deposits          778,602      40.02        5.34      717,064       37.83       5.17       657,587   36.40   4.18
                    ---------------------------------------------------------------------------------------------------
                    $1,945,528     100.00               $1,895,650      100.00               $1,806,595  100.00
                    ===================================================================================================























    The Banks traditionally price their deposits to position themselves in the middle of the local market. The Banks' policy is not to accept brokered deposits.

    Time certificates of deposit of $100,000 and over at December 31, 1996 had maturities as follows:

                                     DECEMBER 31, 1996
                                     -------------------
                                    (Amounts in thousands)

Three months or less                     $ 97,686
Over three through six months              29,453
Over six through twelve months             46,068
Over twelve months                         48,491
                                         ---------
Total                                    $221,698
                                         =========

SHORT-TERM BORROWINGS:

    The following table sets forth certain information concerning the Company's short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase.

                                                YEARS ENDED DECEMBER 31,
                                               --------------------------
                                               1996      1995      1994
                                               --------------------------
                                                 (Amounts in thousands)
Federal funds purchased:
  Amount outstanding at
   period-end                                 $  0     $11,300    $29,150
  Weighted average interest at
   period-end                                 0.00%       3.12%      2.75%
  Maximum amount at any month-end
   during period                          $ 19,725     $16,325    $37,000
  Average amount outstanding
   during period                          $ 11,425     $15,284    $18,622
  Weighted average interest rate
   during period                              5.33%       5.65%      4.05%

Securities sold under agreements to repurchase:
  Amount outstanding at
   period-end                             $ 87,609     $55,285    $25,146
  Weighted average interest at
   period-end                                 4.25%       2.50%      2.50%
  Maximum amount at any month
   end during-period                      $156,595     $88,070    $43,096
  Average amount outstanding
   during period                          $ 79,411     $53,924    $24,710
  Weighted average interest
   rate during period                         4.26%       4.12%      2.91%


LIQUIDITY:

    Liquidity represents an institution's ability to provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets into cash or accessing new or existing sources of incremental funds. The principal sources of funds that provide liquidity are customer deposits, payments of interest and principal on loans, maturities in and sales of investment securities, earnings and borrowings. At December 31, 1996, cash and due from banks, securities available-for-sale, federal funds sold and repurchase agreements were in excess of 10% of total deposits at December 31, 1996.

    The Company depends upon the dividends paid to it from the Banks as a principal source of funds for its debt service and dividend requirements. As of December 31, 1996, there was approximately $85 million available to be dividended to the Company from the Banks.

CAPITAL RESOURCES:

    Risk-based and leverage capital ratios for the Company and the Banks for the periods indicated are shown in the following table:


























                                    RISK-BASED CAPITAL RATIOS                TIER 1 LEVERAGE
              ---------------------------------------------------------------------------------------
                        TOTAL                       TIER 1                       RATIO
              ---------------------------------------------------------------------------------------
              DECEMBER 31, DECEMBER 31,    DECEMBER 31,  DECEMBER 31,   DECEMBER 31, DECEMBER 31,
                1996          1995            1996          1995            1996          1995
              ---------------------------------------------------------------------------------------
Hancock Bank
MS                18.62%      17.98%        17.79%         17.18%           10.10%        9.26%
Hancock Bank
LA                19.63       22.35         18.38          21.10            10.54         9.61
Company           19.02       18.64         18.03          17.69            10.37         9.28
























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

NEW ACCOUNTING STANDARDS:

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and servicing of Financial Assets and Extinguishments of Liabilities" which provides revised accounting and reporting standards for transfers and servicing of financial assets and
extinguishments of liabilities.   The Company does not anticipate
that the adoption of this statement in 1997 will have a significant effect of its financial condition or results of operations.

IMPACT OF INFLATION:

    Unlike most industrial companies, the assets and liabilities of financial institutions such as the Banks are primarily monetary in nature. Interest rates, therefore, have a more significant effect on the Banks' performance than the effect of general levels of inflation on the price of goods and services. Interest rates earned and paid by the Banks are affected to a degree by the rate of inflation, and noninterest income and expenses can be affected by increasing rates of inflation; however, the Company believes that the effects of inflation are generally manageable through asset/liability management.


                       ITEM 2 - PROPERTIES

    The Company's main offices are located at One Hancock Plaza, Gulfport, Mississippi. The building has fourteen stories, of which seven are utilized by the Company. The remaining seven stories are presently leased to outside parties.

    The building is leased from the City of Gulfport in connection with a urban development revenue bond issue with a present balance of $1,050,000. The lease payments by Hancock Bank MS, which are equivalent in amount to the payments of principal and interest on the bonds, are used by the City to make payments on the bonds. Hancock Bank MS, however, effectively has ownership of the building since title will revert when all outstanding bonds have been paid. For this reason, the Company carries the building as an asset and the bonds as a long term payable on its balance sheet. The bonds mature at various dates through 1997.

    The following banking offices in Mississippi and Louisiana are held in fee (number of locations shown in parenthesis):

Albany, LA               (1)       Hammond, LA              (1)
Angie, LA                (1)       Independence, LA         (1)
Baker, LA                (1)       Long Beach, MS           (2)
Baton Rouge, LA         (13)       Loranger, LA             (1)
Bay St. Louis, MS        (2)       Lyman, MS                (1)
Biloxi, MS               (3)       Moss Point, MS           (3)
Bogalusa, LA             (1)       Mt. Hermon, LA           (1)
Denham Springs, LA       (4)       Ocean Springs, MS        (2)
D'Iberville, MS          (1)       Pascagoula, MS           (4)
Escatawpa, MS            (1)       Pass Christian, MS       (1)
Franklinton, LA          (1)       Picayune, MS             (2)
French Settlement, LA    (1)       Poplarville, MS          (1)
Gautier, MS              (1)       Walker, LA               (1)
Gulfport, MS             (7)       Waveland, MS             (1)


    The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms of from one to thirty-four years including renewal options (number of locations shown in parenthesis):

Baton Rouge, LA          (5)       Hammond, LA              (1)
Bay St. Louis, MS        (2)       Pascagoula, MS           (1)
Biloxi, MS               (1)       Picayune, MS             (2)
Diamondhead, MS          (1)       Springfield, LA          (1)
Gulfport, MS             (5)       Vancleave, MS            (1)

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

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.




                            PART II

       ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS

    The information under the caption "Market Information" on page 6 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

                ITEM 6 - SELECTED FINANCIAL DATA

    The information under the caption "Consolidated Summary of Selected Financial Information" on Page 7 of the Company's 1996
Annual Report to Stockholders is incorporated herein by reference.

          ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 34 and 35 of the Company's 1996 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Company and subsidiaries, and the independent auditors' report, appearing on Pages 18 through 33 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference:

    Consolidated Balance Sheets on Page 18
    Consolidated Statements of Earnings on Page 19
    Consolidated Statements of Stockholders' Equity on Page 20
    Consolidated Statements of Cash Flows on Page 21
    Notes to Consolidated Financial Statements on Pages 22
    through 32
    Independent Auditors' Report on Page 33


     ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with the Company's independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.

                            PART III

  ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information concerning this item, see "Election of Directors" (Pages 3-7) and "Executive Compensation" (Pages 12-18) in the Proxy Statement for the Annual Meeting of Shareholders held February 20, 1997, which was filed by the Registrant in definitive form with the Commission on January 21, 1997 and is incorporated herein by reference.


                ITEM 11 - EXECUTIVE COMPENSATION

    For information concerning this item see "Executive
Compensation" (Pages 12-18) in the Proxy Statement for the Annual
Meeting of Shareholders held February 20, 1997, which was filed by the Registrant in definitive form with the Commission on January 21, 1997 and is incorporated herein by reference.

 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

    For information concerning this item see "Principal Shareholders" (Page 10) and "Election of Directors" (Pages 3-7) in the Proxy Statement for the Annual Meeting of Shareholders held February 20, 1997, which was filed by the Registrant in definitive form with the Commission on January 21, 1997 and is incorporated herein by reference.

     ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    For information concerning this item see "Certain Transactions and Relationships" (Page 18) in the Proxy Statement for the Annual Meeting of Shareholders held February 20, 1997, which was filed by the Registrant in definitive form with the Commission on January 21, 1997 and is incorporated herein by reference.

                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                            FORM 8-K

HANCOCK HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES
(a) 1. AND 2. CONSOLIDATED FINANCIAL STATEMENTS:

    The following have been incorporated herein from the Company's 1996 Annual Report to Stockholders and are incorporated herein by reference:

    -   Independent Auditors' Report
    -   Consolidated Balance Sheets as of December 31, 1996 and
        1995
    - Consolidated Statements of Earnings for the three years ended December 31, 1996
    - Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1996
    - Consolidated Statements of Cash Flows for the three years ended December 31, 1996
    - Notes to Consolidated Financial Statements for the three years ended December 31, 1996

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

 (2.8) Agreement and Plan of Reorganization dated November 15, 1996 among Hancock Holding Company, Hancock Bank of Louisiana, Community Bancshares, Inc. and Community State Bank, Hammond Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 333-11873, dated September 12, 1996).

 (2.9) Agreement and Plan of Reorganization dated January 17, 1997 among Hancock Holding Company, Hancock Bank of Louisiana and Southeast National Bank, Hammond, Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 333-14223, dated October 16,
        1996).

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

 (3.7) Articles of Amendment to the Articles of Incorporation adopted February 20, 1997 (filed herewith).

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

(10.1) 1996 Long Term Incentive Plan (filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December
        31, 1995, and incorporated herein by reference).

(10.2) Description of Hancock Bank Executive Supplemental Reimbursement Plan, as amended (provided on page 17 of the Registrant's definitive proxy statement for its annual shareholders' meeting on February 20, 1997 filed with the Registrant's definitive proxy materials on January 21, 1997 and incorporated herein by reference).

(10.3) Description of Hancock Bank Automobile Plan (provided on page 17 of the Registrant's definitive proxy statement for its annual shareholders' meeting on February 20, 1997 filed with the Registrant's definitive proxy materials on January 21, 1997 and incorporated herein by reference).

(10.4) Description of Deferred Compensation Arrangement for Directors (provided on pages 12-18 of the Registrant's definitive proxy statement for its annual shareholders' meeting on February 20, 1997 filed with the Registrant's definitive proxy materials on January 21, 1997 and incorporated herein by reference).

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

(10.7) Deed of Trust dated as of March 1, 1989 from Hancock Bank to Deposit Guaranty National Bank as trustee (filed as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

(10.8) Trust Indenture between City of Gulfport, Mississippi and Deposit Guaranty National Bank dated as of March 1, 1989 (filed as Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

 (10.9) Guaranty Agreement dated as of March 1, 1989 from
        Hancock Bank to Deposit Guaranty National Bank as trustee (filed as Exhibit 10.8 to the Registrant's Form
        10-K for the year ended December 31, 1989 and incorporated herein by reference).

(10.10) Bond Purchase Agreement dated as of February 23, 1989 among Hancock Bank, J. C. Bradford & Co. and City of Gulfport, Mississippi (filed as Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

 (13)   Annual Report to Stockholders for year ending December
        31, 1996 (furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

  (21)  Proxy Statement for the Registrant's Annual Meeting of
        Shareholders on February 20, 1997 (deemed "filed" for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

  (22)  Subsidiaries of the Registrant.

  (27)  Selected Financial Data

                      JURISDICTION              HOLDER OF
NAME                OF INCORPORATION      OUTSTANDING STOCK (1)
-----------------------------------------------------------------
Hancock Bank         Mississippi          Hancock Holding Company
Hancock Bank of
  Louisiana          Louisiana            Hancock Holding Company
Hancock Bank
  Securities         Mississippi          Hancock Bank
  Corporation
Hancock Insurance
  Agency             Mississippi          Hancock Bank
Hancock Investment
  Services, Inc.     Mississippi          Hancock Bank
Town Properties,
  Inc.               Mississippi          Hancock Bank
The Gulfport
  Building, Inc.     Mississippi          Hancock Bank
  of Mississippi
Harrison Financial
  Services, Inc.     Mississippi          Hancock Bank
Hancock Mortgage
  Corporation        Mississippi          Hancock Bank and
                                        Hancock Securities Corp.
Harrison Life
  Insurance Company  Mississippi     79% owned by Hancock Bank

             (1)  All are 100% owned except as indicated.

  (23)  Consent of Independent Accountants.

  (b) Reports on Form 8-K: No reports on Form 8-k were filed during the last quarter of the period covered by this report.

  (c) The response to this portion of Item 14 is submitted as a separate section of this report.

  (d) Not applicable.

  (27) Selected Financial Data

                                                SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANCOCK HOLDING COMPANY

DATE    MARCH 25, 1997                   /S/ LEO W. SEAL, JR.
                                  By Leo W. Seal, Jr., President

        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /S/ LEO W. SEAL, JR.         President and Director   March 25, 1997
 Leo W. Seal, Jr.             (Chief Executive Officer)


 /S/ JOSEPH F. BOARDMAN, JR.  Director,                March 25, 1997
 Joseph F. Boardman, Jr.      Chairman of the Board


/S/ THOMAS W. MILNER, JR.     Director                 March 25, 1997
 Thomas W. Milner, Jr.


/S/ GEORGE A. SCHLOEGEL       Director,                March 25, 1997
George A. Schloegel           Vice-Chairman of the Board


 /S/ DR. HOMER C. MOODY, JR.  Director                 March 25, 1997
 Dr. Homer C. Moody, Jr.


/S/ JAMES B. ESTABROOK, JR.   Director                 March 25, 1997
 James B. Estabrook, Jr.


/S/ CHARLES H. JOHNSON        Director                 March 25, 1997
 Charles H. Johnson


 /S/ L. A. KOENENN, JR.       Director                 March 25, 1997
 L. A. Koenenn, Jr.


 /S/ VICTOR MAVAR             Director                 March 25, 1997
 Victor Mavar

 /S/ C. STANLEY BAILEY        Chief Financial          March 25, 1997
 C. Stanley Bailey            Officer