Form 10-Q
period 1997-03-31
HANCOCK HOLDING CO
filed 1997-05-15
CIK 750577

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                  Form 10-Q



      ----      Quarterly Report Pursuant to Section 13 or 15 (d)
      --X-      of the Securities Exchange Act of 1934

      ----      Transition Report Pursuant to Section 13 or 15(d)
      ----      of the Securities Exchange Act of 1934


For Quarter Ending         MARCH 31, 1997

Commission File Number      0-13089

                           HANCOCK HOLDING COMPANY
                     (registrant as specified in its charter)

         MISSISSIPPI                                 64-0693170
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                Number)

 ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI       39502
(Address of principal executive offices)                     (Zip Code)

                               (601) 868-4606
                   (telephone number, including area code)

                               NOT APPLICABLE
             (name, address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                      YES    X          NO


10,845,201 Common Shares were outstanding as of April 29, 1997 for financial statement purposes.

                           HANCOCK HOLDING COMPANY

                                    INDEX

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  March 31, 1997 and December 31, 1996                           3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended March 31, 1997 and 1996                     4


  Condensed Consolidated Statements of Cash Flows --
  Three Months Ended March 31, 1997 and 1996                     5


  Notes to Condensed Consolidated Financial
  Statements                                                     6


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                7 - 9


PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote                         10
         of Security Holders

ITEM 6.  Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                       11


                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Amounts in thousands)

                                                              (Unaudited)
                                                               March 31,       December 31,
ASSETS:                                                          1997             1996   *
                                                              ----------        ----------
   Cash and due from banks (non-interest bearing)             $  128,169        $  119,483
   Interest-bearing time deposits with other banks                 2,141             2,945
  Securities available-for-sale (cost of $87,777
      and $98,567)                                                86,882            97,595
   Securities held-to-maturity (market value of $874,859
      and $806,710)                                              878,747           803,998
   Federal funds sold and securities purchased under
      agreements to resell                                        67,500            12,000
   Loans, net of unearned income                               1,196,298         1,173,967
      Less:  Reserve for loan losses                             (19,800)          (19,800)
                                                              ----------        ----------
      Net loans                                                1,176,498         1,154,167
   Property and equipment, at cost,
      less accumulated depreciation of $43,022 and $43,365        41,512            40,412
   Other real estate                                               2,065             1,875
   Accrued interest receivable                                    19,667            20,188
   Other assets                                                   41,057            36,919
                                                              ----------        ----------
         TOTAL ASSETS                                         $2,444,238        $2,289,582
                                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Deposits:
      Non-interest bearing demand                             $  449,590        $  432,964
      Interest-bearing savings, NOW, money market
        and other time                                         1,591,247         1,493,612
                                                              ----------        ----------
          Total deposits                                       2,040,837         1,926,576
   Federal funds purchased and securities sold under
      agreements to repurchase                                   113,376            87,609
   Other liabilities                                              17,910            12,409
   Long-term bonds                                                 1,050             1,050
                                                              ----------        ----------
         TOTAL LIABILITIES                                     2,173,173         2,027,644
                                                              ----------        ----------

STOCKHOLDERS' EQUITY:
   Common stock                                                   36,655            36,255
   Capital surplus                                               143,513           140,024
   Undivided profits                                              91,479            86,292
   Unrealized loss on securities available-for-sale                 (582)             (633)
                                                              ----------        ----------
         TOTAL STOCKHOLDERS' EQUITY                              271,065           261,938
                                                              ----------        ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $2,444,238        $2,289,582
                                                              ==========        ==========


       * The balance sheet at December 31, 1996 has been taken from the audited balance sheet at that date.

         See notes to condensed consolidated financial statements.



                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                          UNAUDITED
                        (Amounts in thousands except per share data)

                                                             THREE MONTHS ENDED MARCH 31,
INTEREST INCOME:                                                  1997               1996
                                                               ----------          -------
   Interest and fees on loans                                  $  28,648         $  25,757
   Interest on:
      U. S. Treasury Securities                                    3,054             3,645
   Obligations of other U.S. government agencies
      and corporations                                             9,161             8,514
   Obligations of states and political subdivisions                  935               844
   Interest on federal funds sold and securities
      purchased under agreements to resell                           686             2,074
   Interest on time deposits and other                             1,816             1,486
                                                               ---------         ---------
        Total interest income                                     44,300            42,320
                                                               ---------         ---------

INTEREST EXPENSE:
   Interest on deposits                                           15,875            15,176
   Interest on federal funds purchased and securities
      sold under agreements to repurchase                          1,106               899
   Interest on bonds and notes                                        22                77
                                                               ---------         ---------
        Total interest expense                                    17,003            16,152
                                                               ---------         ---------

NET INTEREST INCOME                                               27,297            26,168
Provision for loan losses                                            836             1,004
                                                               ---------         ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               26,461            25,164
                                                               ---------         ---------

Non-Interest Income:
   Service charges on deposit accounts                             4,391             4,203
   Income from fiduciary activities                                  852               520
   Securities gains                                                    2               ---
   Other                                                           1,729             1,403
                                                               ---------         ---------
        Total non-interest income                                  6,974             6,126
                                                               ---------         ---------

Non-Interest Expense:
   Salaries and employee benefits                                 11,190            10,381
   Net occupancy expense of premises
      and equipment expense                                        3,460             3,843
   Other                                                           6,503             5,443
                                                               ---------         ---------
        Total non-interest expense                                21,153            19,667
                                                               ---------         ---------

EARNINGS BEFORE INCOME TAXES                                      12,282            11,623
INCOME TAXES                                                       4,025             3,855
                                                               ---------         ---------
NET EARNINGS                                                   $   8,257         $   7,768
                                                               =========         =========

NET EARNINGS PER COMMON SHARE                                  $    0.76         $    0.76
                                                               =========         =========
DIVIDENDS PAID PER COMMON SHARE                                $    0.25         $    0.22
                                                               =========         =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              10,816            10,212
                                                               =========         =========


See notes to condensed consolidated financial statements.



                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          UNAUDITED
                                   (Amounts in thousands)

                                                               THREE MONTHS ENDED MARCH 31,

                                                                    1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                                $   8,257         $   7,768
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                               1,139             1,188
        Provision for loan losses                                    865             1,004
        Provision for losses on real estate owned                     80                80
        Gains on sales of securities                                  (2)               --
        Decrease (increase) in interest receivable                   801            (3,709)
        Amortization of intangible assets                            542               615
        Increase in interest payable                                (280)              418
        Other, net                                                 2,818             2,332
                                                               ---------         ---------

      Net cash provided by Operating Activities                   14,220             9,696
                                                               ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest-bearing
      time deposits                                                  804            (1,200)
   Proceeds from maturities of securities
      held-to-maturity                                            65,561           118,193
   Purchase of securities held-to-maturity                      (139,069)         (190,099)
   Proceeds from sales and maturities of securities
      available-for-sale                                          19,107            11,781
   Purchase of securities available-for-sale                      (1,000)          (13,518)
   Net (increase) decrease in federal funds sold and
      securities purchased under agreements to resell            (53,500)           18,375
   Net (increase) decrease in loans                                1,866            (9,865)
   Purchase of property and equipment, net                          (822)           (1,125)
   Proceeds from sales of other real estate                          278               139
   Net cash paid in connection with purchase
      transaction                                                 (1,397)               --
                                                               ---------         ---------
      Net cash used in Investing Activities                     (107,672)          (67,319)
                                                               ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                       79,123            59,907
   Dividends paid                                                 (2,752)           (2,255)
   Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase
      and other temporary funds                                   25,767            17,055
                                                               ---------         ---------

      Net cash provided by Financing Activities                  102,138            74,707
                                                               ---------         ---------

NET INCREASE IN CASH AND DUE FROM BANKS                            8,686            17,084
CASH AND DUE FROM BANKS, BEGINNING                               119,483           124,276
                                                               ---------         ---------
CASH AND DUE FROM BANKS, ENDING                                $ 128,169         $ 141,360
                                                               =========         =========


See notes to condensed consolidated financial statements.

                   HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  UNAUDITED
                 (Three Months Ended March 31, 1997 and 1996)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

     The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 1996 Annual Report to Shareholders.

ACQUISITION

     On January 17, 1997 the Company merged Hancock Bank of Louisiana, a wholly owned subsidiary of the Company with Southeast National Bank, Hammond, Louisiana (SOUTHEAST). The merger was consummated by the exchange of all outstanding common stock of SOUTHEAST in return for approximately $3,700,000 cash and approximately 120,000 shares of common stock of the Company. The merger was accounted for using the purchase method. SOUTHEAST had total assets of approximately $40,000,000 and stockholders equity of approximately $4,000,000 as of December 31, 1996 and net earnings of approximatley $500,000 for the year then ended.

                             HANCOCK HOLDING COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              RESULTS OF OPERATIONS


     The following discussion provides management's analysis of certain factors which have affected the Company's financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements.

CHANGES IN FINANCIAL CONDITION

LIQUIDITY

     The Company manages liquidity through  traditional  funding sources of core
deposits,   federal  funds,   and  maturities  of  loans  and  securities  held-
to-maturity and sales of securities available-for-sale.

     The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                 March 31,      December 31,
                                                    1997            1996

Total securities to total deposits                   47.32%          46.80%

Total loans (net of unearned
      discount) to total deposits                    58.62%          60.94%

Interest-earning assets
      to total assets                                91.30%          91.30%

Interest-bearing deposits
      to total deposits                              77.97%          77.53%


CAPITAL RESOURCES

      The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                                  March 31,      December 31,
                                                     1997            1996

Equity capital to total assets (1)                   11.11%          11.47%


Total capital to risk-weighted assets (2)            17.51%          19.02%
Tier 1 Capital to risk-weighted
      assets (3)                                     16.56%          18.03%

Leverage Capital to total assets (4)                  9.94%          10.37%
Property and equipment to equity capital             15.28%          15.39%


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


RESULTS OF OPERATIONS

NET EARNINGS

      Net earnings increased $489,000 or 6.3% for the first quarter of 1997 compared to the first quarter of 1996. The increase in earnings is attributable primarily to an increase in loan portfolio balances.

                                                  THREE MONTHS ENDED MARCH 31,
                                                      1997            1996

Results of Operations:

  Return on average assets                            1.38%           1.36%

  Return on average equity                           12.21%          13.70%

Net Interest Income:

  Return on average interest-earning assets
      (tax equivalent)                                8.29%           8.24%


  Cost of average interest-bearing funds              4.09%           4.11%
                                                     -----           -----


  Net interest spread                                 4.20%           4.13%
                                                     =====           =====
  Net yield on interest-earning assets
    (net interest income on a tax equivalent basis
    divided by average interest-earning assets)       5.15%           5.14%
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

                                                THREE MONTHS ENDED MARCH 31,

                                                      1997            1996

Annualized net charge-offs to average loans           0.40%           0.37%

Annualized provision for loan losses to average
  loans                                               0.28%           0.39%

Average reserve for loan losses to average loans      1.69%           1.69%


INCOME TAXES

      The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first three months of 1997 was $1,115,000 compared to $1,057,000 for the comparable period in 1996. Income tax expense increased from $3,855,000 in the first three months of 1996 to $4,025,000 in the first three months of 1997. This increase is primarily due to increased earnings.

                         PART II - OTHER INFORMATION


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A.    Annual Meeting held February 20, 1997.

      B.    Directors elected at the Annual Meeting held February 20, 1997:

                                                   VOTES CAST
                                               AFFIRMED       WITHHELD

            1. L. A. Koennen, Jr.            8,278,797.8       53,220.9
            2. Dr. Homer C. Moody            8,271,811.9       60,206.8
            3. George A. Schloegel           8,280,422.5       51,711.2

            Continuing Directors:

            4. James B. Estabrook, Jr.
            5. Victor Mavar
            6. Leo W. Seal, Jr.
            7. Joseph F. Boardman, Jr.
            8. Charles H. Johnson
            9. Thomas W. Milner, Jr.

      C.(1) Approval of Deloitte & Touche LLP as the independent public accountants of the Company. 8,433,315.7 affirmative votes, 1,709 negative votes and 10,694.0 abstained.

      C.(2) Approval of Amendment to the Amended and Restated Articles of Incorporation (the "Articles") to conform with recent amendments to the Mississippi Business Corporation Act concerning indemnification of Directors and Officers. 8,294,723.3 affirmative votes, 4,614.5 negative votes and 17,718.8 abstained.

      C.(3) Approval of Amendment to the Articles to increase the number of authorized shares of common stock from 20,000,000 to 75,000,000. 7,762,126.2 affirmative votes, 539,376.7 negative votes and 29,821.8 abstained.
      C.(4) Approval of Shareholder Rights Plan. 7,419,824.9 affirmative votes, 481,902.7 negative votes and 51,324.09 abstained.

      D.    None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit (27) Selected financial data.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANCOCK HOLDING COMPANY
                                                  Registrant


     MAY 15, 1997                 By:    /S/ LEO W. SEAL, JR.
        Date                             Leo W. Seal, Jr.
                                         President and CEO



     MAY 15, 1997                 By:    /S/ GEORGE A. SCHLOEGEL
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



     MAY 15, 1997                 By:    /S/ STAN BAILEY
        Date                             Stan Bailey
                                         Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
   27             Financial Data Schedule