Form 10-Q
period 1997-06-30
HANCOCK HOLDING CO
filed 1997-08-14
CIK 750577

SECURITIES AND EXCHANGE COMMISSION






      ----      Quarterly Report Pursuant to Section 13 or 15 (d)
      --X-      of the Securities Exchange Act of 1934

      ----      Transition Report Pursuant to Section 13 or 15(d)
      ----      of the Securities Exchange Act of 1934


For Quarter Ending         June 30, 1997

Commission File Number      0-13089

                          HANCOCK HOLDING COMPANY


         MISSISSIPPI                                 64-0693170
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                Number)

 ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI       39502
(Address of principal executive offices)                     (Zip Code)

                               (601) 868-4606
                         telephone number, including area code)

                               NOT APPLICABLE
             name, address and fiscal year, if changed since last report)



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


10,909,769 Common Shares were outstanding as of July 31, 1997 for financial statement purposes.

                                              HANCOCK HOLDING COMPANY

                                                       INDEX

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  June 30, 1997 and December 31, 1996                            3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended June 30, 1997 and 1996
  Six Months Ended June 30, 1997 and 1996                        4


  Condensed Consolidated Statements of Cash Flows --
  Six Months Ended June 30, 1997 and 1996                        5


  Notes to Condensed Consolidated Financial
  Statements                                                     6


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  7 - 10


PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                       12



                           HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)

                                                                            (Unaudited)
                                                                    June 30,              December 31,
ASSETS:                                                               1997                     1996 *
                                                                   ----------              ----------
   Cash and due from banks (non-interest bearing)               $  137,906                $  119,483
   Interest-bearing time deposits with other banks                   2,168                     2,945
  Securities available-for-sale (cost of $89,322
      and $98,567)                                                  88,476                    97,595
   Securities held-to-maturity (market value of $882,343
      and $806,710)                                                880,997                   803,998
   Federal funds sold and securities purchased under
      agreements to resell                                          46,500                    12,000
   Loans, net of unearned income                                 1,203,001                 1,173,967
      Less:  Reserve for loan losses                               (20,000)                  (19,800)
                                                                ----------                ----------
      Net loans                                                  1,183,001                 1,154,167
   Property and equipment, at cost,
      less accumulated depreciation of $44,276 and $43,365          41,266                    40,412
   Other real estate                                                 2,042                     1,875
   Accrued interest receivable                                      20,267                    20,188
   Other assets                                                     39,818                    36,919
                                                                ----------                ----------
         TOTAL ASSETS                                           $2,442,441                $2,289,582
                                                                ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Deposits:
      Non-interest bearing demand                               $  445,790                $  432,964
      Interest-bearing savings, NOW, money market
        and other time                                           1,591,494                 1,493,612
                                                                ----------                ----------
          Total deposits                                         2,037,284                 1,926,576
   Federal funds purchased and securities sold under
      agreements to repurchase                                     111,126                    87,609
   Other liabilities                                                16,442                    12,409
   Long-term bonds                                                   1,050                     1,050
                                                                ----------                ----------
         TOTAL LIABILITIES                                       2,165,902                 2,027,644
                                                                ----------                ----------

STOCKHOLDERS' EQUITY:
   Common stock                                                     36,655                    36,255
   Capital surplus                                                 197,989                   194,500
   Undivided profits                                                42,445                    31,816
   Unrealized loss on securities available-for-sale                   (550)                     (633)
                                                                ----------                ----------
         TOTAL STOCKHOLDERS' EQUITY                                276,539                   261,938
                                                                ----------                ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $2,442,441                $2,289,582
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



                                                HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                                UNAUDITED
                                              (Amounts in thousands except per share data)

                                                       Three Months Ended June 30,             Six Months Ended June 30,
INTEREST INCOME:                                          1997                1996               1997             1996
                                                      ----------          ----------         ----------       ---------
   Interest and fees on loans                         $  29,030           $  26,101          $  57,678        $  51,858
   Interest on:
      U. S. Treasury Securities                           3,645               3,515              6,699            7,160
   Obligations of other U.S. government agencies
      and corporations                                    9,189               8,594             18,350           17,108
   Obligations of states and political subdivisions         991                 890              1,926            1,734
   Interest on federal funds sold and securities
      purchased under agreements to resell                  474               1,460              1,160            3,534
   Interest on time deposits and other                    2,370               1,872              4,185            3,358
                                                      ---------           ---------          ---------        ---------
        Total interest income                            45,699              42,432             89,998           84,752
                                                      ---------           ---------          ---------        ---------

INTEREST EXPENSE:
   Interest on deposits                                  16,554              15,100             32,429           30,276
   Interest on federal funds purchased and securities
      sold under agreements to repurchase                 1,199                 930              2,306            1,829
   Interest on bonds and notes                               30                  74                 51              151
                                                      ---------           ---------          ---------        ---------
        Total interest expense                           17,783              16,104             34,786           32,256
                                                      ---------           ---------          ---------        ---------

NET INTEREST INCOME                                      27,916              26,328             55,212           52,496
Provision for loan losses                                 1,509                 797              2,344            1,801
                                                      ---------           ---------          ---------        ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      26,407              25,531             52,868           50,695
                                                      ---------           ---------          ---------        ---------

Non-Interest Income:
   Service charges on deposit accounts                    4,507               4,153              8,898            8,356
   Income from fiduciary activities                         651                 633              1,503            1,153
   Securities gains(losses)                                  (1)                (34)                 1              (34)
   Other                                                  1,996               1,394              3,725            2,797
                                                      ---------           ---------          ---------        ---------
        Total non-interest income                         7,153               6,146             14,127           12,272
                                                      ---------           ---------          ---------        ---------

Non-Interest Expense:
   Salaries and employee benefits                        11,034              10,389             22,224           20,770
   Net occupancy expense of premises
      and equipment expense                               3,487               3,761              6,947            7,604
   Other                                                  6,221               5,593             12,724           11,036
                                                      ---------           ---------          ---------        ---------
        Total non-interest expense                       20,742              19,743             41,895           39,410
                                                      ---------           ---------          ---------        ---------

EARNINGS BEFORE INCOME TAXES                             12,818              11,934             25,100           23,557
INCOME TAXES                                              4,625               3,902              8,650            7,757
                                                      ---------           ---------          ---------        ---------
NET EARNINGS                                          $   8,193           $   8,032          $  16,450        $  15,800
                                                      =========           =========          =========        =========

NET EARNINGS PER COMMON SHARE                         $    0.76           $    0.79          $    1.52        $    1.55
                                                      =========           =========          =========        =========
DIVIDENDS PAID PER COMMON SHARE                       $    0.25           $    0.22          $     .50        $     .44
                                                      =========           =========          =========        =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     10,840              10,212             10,830           10,212
                                                      =========           =========          =========        =========


See notes to condensed consolidated financial statements.



                                                HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                UNAUDITED
                                                         (Amounts in thousands)

                                                                     Six Months Ended June 30,
                                                                   1997                    1996
                                                                ----------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                                 $  16,450               $  15,800
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                                2,297                   2,461
        Provision for loan losses                                   2,344                   1,801
        Provision for losses on real estate owned                      80                      86
        Gains (losses) on sales of securities                           1                     (34)
        Increase (decrease) in interest receivable                    201                     (80)
        Amortization of intangible assets                           1,095                   1,234
       (Decrease) increase  in interest payable                      (128)                    643
        Other, net                                                  2,370                    (404)
                                                                ---------               ---------

      Net cash provided by Operating Activities                    24,710                  21,507
                                                                ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in interest-bearing
      time deposits                                                   973                  (1,395)
   Proceeds from maturities of securities
      held-to-maturity                                            137,959                 187,198
   Purchase of securities held-to-maturity                       (213,717)               (256,601)
   Proceeds from sales and maturities of securities
      available-for-sale                                           24,522                  18,627
   Purchase of securities available-for-sale                       (8,009)                (17,053)
   Net (increase) decrease in federal funds sold and
      securities purchased under agreements to resell             (32,000)                 81,550
   Net increase in loans                                           (4,837)                (34,089)
   Purchase of property and equipment, net                           (875)                 (2,314)
   Proceeds from sales of other real estate                           511                     447
   Net cash paid in connection with purchase
      transaction                                                  (1,397)                     --
                                                                ---------               ---------
      Net cash used in Investing Activities                       (96,870)                (23,630)
                                                                ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                        72,570                  11,434
   Dividends paid                                                  (5,504)                 (4,511)
   Net increase in federal funds purchased
      and securities sold under agreements to repurchase
      and other temporary funds                                    23,517                  16,147
                                                                ---------               ---------

      Net cash provided by Financing Activities                    90,583                  23,070
                                                                ---------               ---------

NET INCREASE IN CASH AND DUE FROM BANKS                            18,423                  20,947
CASH AND DUE FROM BANKS, BEGINNING                                119,483                 124,276
                                                                ---------               ---------
CASH AND DUE FROM BANKS, ENDING                                 $ 137,906               $ 145,223
                                                                =========               =========


See notes to condensed consolidated financial statements.

                                     HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     UNAUDITED
                                     (Six Months Ended June 30, 1997 and 1996)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hancock Holding Company (the "Company"), its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

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

NEW ACCOUNTING STANDARDS

        In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. Restatement of all prior period EPS data presented is required. This Statement is effective for the Company's consolidated financial statements for the year ending December 31, 1997.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.


ACQUISITION

        On January 17, 1997 the Company merged Hancock Bank of Louisiana, a wholly owned subsidiary of the Company with Southeast National Bank, Hammond, Louisiana (SOUTHEAST). The merger was consummated by the exchange of all outstanding common stock of SOUTHEAST in return for approximately $3,700,000 cash and approximately 120,000 shares of common stock of the Company. The merger was accounted for using the purchase method of accounting. SOUTHEAST had total assets of approximately $40,000,000 and stockholders equity of approximately $4,000,000 as of December 31, 1996 and net earnings of approximately $500,000 for the year then ended.


PROPOSED ACQUISITION

        On July 15, 1997, the Company will acquire Commerce Corporation Inc., ("COMMERCE"), St. Francisville, Louisiana, which owns 100% of the stock of Bank of Commerce & Trust Company, for approximately $330,000 cash, 65,000 shares of common stock, and the assumption of COMMERCE debt owed to certain noteholders in the aggregate principal amount of $1,251,022. Immediately after the acquisition of COMMERCE, its wholly-owned subsidiary, Bank of Commerce & Trust Co., will be merged with and into Hancock Bank of Louisiana, a wholly-owned subsidiary of the Company. This transaction will be accounted for using the purchase method of accounting and will result in no changes or restatement of the Company's current or historical financial statements. Commerce had total assets of approximately $29,000,000 as of June 30, 1997 and net earnings of approximately $193,000 for the six month period then ended.

                                               HANCOCK HOLDING COMPANY




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

        The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                        June 30,    March 31,   December 31,
                                          1997         1997         1996
                                        --------    ---------   -----------

Total securities to total deposits      47.59%       47.32%        46.80%

Total loans (net of unearned
        discount) to total deposits     59.05%       58.62%        60.94%

Interest-earning assets
        to total assets                 90.94%       91.30%        91.30%

Interest-bearing deposits
        to total deposits               78.12%       77.97%        77.53%


Capital Resources

        The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                            June 30,   March 31,   December 31,
                                             1997        1997         1996
                                            --------   ---------   ------------
Equity capital to total assets (1)          11.34%      11.11%       11.47%

Total capital to risk-weighted assets (2)   19.87%      17.51%       19.02%

Tier 1 Capital to risk-weighted
        assets (3)                          18.90%      16.56%       18.03%

Leverage Capital to total assets (4)        10.20%       9.94%       10.37%

Property and equipment to equity capital    14.89%      15.28%       15.39%

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

RESULTS OF OPERATIONS

Net Earnings

        Net earnings increased $650,000 or 4.1% for the first six months of 1997 compared to the first six months of 1996. The increase in earnings is attributable primarily to an increase in loan portfolio balances.


                                                        Three Months               Six Months
                                                        Ended June 30,            Ended June 30,
                                                     -------------------          -----------------
                                                      1997           1996         1997         1996
                                                     ------          -----        ------      ------
Results of Operations:

  Return on average assets                            1.34%          1.39%         1.36%       1.37%

  Return on average equity                           11.88%         14.15%        12.05%      14.09%

Net Interest Income:

  Return on average interest-earning assets
        (tax equivalent)                              8.33%          8.19%         8.29%       8.21%


  Cost of average interest-bearing funds              4.19%          4.11%         4.14%       4.11%
                                                      -----          -----         -----       -----


  Net interest spread                                 4.13%          4.08%         4.15%       4.10%
                                                     =====          =====          =====       =====

  Net yield on interest-earning assets
   (net interest income on a tax equivalent basis
   divided by average interest-earning assets)        5.13%          5.12%         5.13%       5.13%
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

                                                            Three Months            Six Months
                                                           Ended June 30,         Ended June 30,
                                                           --------------         --------------
                                                           1997      1996         1997      1996
                                                           -----    -----         -----     ------

Annualized net charge-offs to average loans                0.44%       0.20%       0.42%    0.22%

Annualized provision for loan losses to average
  loans                                                    0.50%       0.30%       0.39%    0.34%

Average reserve for loan losses to average loans           1.65%       1.65%       1.67%    1.67%


Income Taxes

        The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first six months of 1997 was $2,280,000 compared to $2,121,000 for the comparable period in 1996. Income tax expense increased from $7,757,000 in the first six months of 1996 to $8,650,000 in the first six months of 1997. This increase is primarily due to increased earnings.

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



                                             HANCOCK HOLDING COMPANY
                                                  Registrant


  August 14, 1997                 By:    /s/ Leo W. Seal, Jr.
-------------------------              ----------------------
        Date                             Leo W. Seal, Jr.
                                         President and CEO



  August 14, 1997                 By:    /s/ George A. Schloegel
------------------------                 --------------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



  August 14, 1997                 By:    /s/ C. Stanley Bailey
-----------------------                  ------------------------
        Date                             C. Stanley Bailey
                                         Chief Financial Officer






                                                 INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION
   27                      Financial Data Schedule