Form 10-Q
period 1997-09-30
HANCOCK HOLDING CO
filed 1997-11-14
CIK 750577

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


      ----      Quarterly Report Pursuant to Section 13 or 15 (d)
      -X--      of the Securities Exchange Act of 1934

      ----      Transition Report Pursuant to Section 13 or 15(d)
      ----      of the Securities Exchange Act of 1934


For Quarter Ending         September 30, 1997

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


                            YES     X          NO


10,903,669 Common Shares were outstanding as of September 30, 1997 for financial statement purposes.

                               CONTENTS

PART I.  FINANCIAL INFORMATION                      PAGE NUMBER

ITEM 1.  Financial Statements
   Condensed Consolidated Balance Sheets --
   September 30, 1997 and December 31, 1996                 3


   Condensed Consolidated Statements of Earnings --
   Three Months Ended September 30, 1997 and 1996
   Nine Months Ended September 30, 1997 and 1996            4


  Condensed Consolidated Statements of Cash Flows --
  Nine Months Ended September 30, 1997 and 1996             5


   Notes to Condensed Consolidated Financial
   Statements                                           6 - 7


ITEM 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations       8 - 10


PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                  11


SIGNATURES                                                 12



                                                HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Amounts in thousands)

                                                                                                (Unaudited)
                                                                                               September 30,            December 31,
ASSETS:                                                                                             1997                   1996    *
                                                                                              ------------              ------------
   Cash and due from banks (non-interest bearing)                                              $   122,446              $   119,483
   Interest-bearing time deposits with other banks                                                   2,168                    2,945
   Securities available-for-sale (cost of $121,825
     and $98,567)                                                                                  121,007                   97,595
   Securities held-to-maturity (market value of $884,739
     and $806,710)                                                                                 877,978                  803,998
   Federal funds sold and securities purchased under
     agreements to resell                                                                            3,000                   12,000
   Loans, net of unearned income                                                                 1,219,079                1,173,967
     Less:  Reserve for loan losses                                                                (20,652)                 (19,800)
                                                                                               -----------              -----------
     Net loans                                                                                   1,198,427                1,154,167
   Property and equipment, at cost,
     less accumulated depreciation of $45,151 and $43,365                                           41,665                   40,412
   Other real estate                                                                                 2,329                    1,875
   Accrued interest receivable                                                                      19,730                   20,188
   Other assets                                                                                     42,165                   36,919
                                                                                               -----------               ----------
         TOTAL ASSETS                                                                          $ 2,430,915              $ 2,289,582
                                                                                               ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Deposits:
     Non-interest bearing demand                                                               $   438,084              $   432,964
     Interest-bearing savings, NOW, money market
       and other time                                                                            1,592,068                1,493,612
                                                                                               -----------              -----------
         Total deposits                                                                          2,030,152                1,926,576
   Federal funds purchased and securities sold under
     agreements to repurchase                                                                       98,133                   87,609
   Other liabilities                                                                                18,111                   12,409
   Long-term bonds                                                                                   1,050                    1,050
                                                                                               -----------              -----------
         TOTAL LIABILITIES                                                                       2,147,446                2,027,644
                                                                                               -----------              -----------

STOCKHOLDERS' EQUITY:
   Common stock                                                                                     36,870                   36,255
   Capital surplus                                                                                 200,769                  194,500
   Undivided profits                                                                                46,368                   31,816
   Unrealized loss on securities available-for-sale                                                   (538)                    (633)
                                                                                               -----------              -----------
         TOTAL STOCKHOLDERS' EQUITY                                                                283,469                  261,938
                                                                                               -----------              -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 2,430,915              $ 2,289,582
                                                                                               ===========              ===========

       * The balance sheet at December 31, 1996, has been taken from the audited balance sheet at that date.

         See notes to condensed consolidated financial statements.



                               HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             UNAUDITED
                             (Amounts in thousands except per share data)

                                                       Three Months Ended September 30,   Nine Months Ended September 30,
  INTEREST INCOME:                                          1997               1996               1997            1996
                                                        ---------          ---------          ---------          -------
   Interest and fees on loans                           $  29,745          $  27,159          $  87,423          $  79,011
   Interest on:
     U. S. Treasury Securities                              3,913              3,378             10,612             10,532
     Obligations of other U.S. government agencies
       and corporations                                     8,679              8,824             27,030             25,932
     Obligations of states and political subdivisions       1,064                880              2,990              2,614
     Interest on federal funds sold and securities
       purchased under agreements to resell                   700              1,087              1,860              4,621
   Interest on time deposits and other                      2,255              1,810              6,440              5,180
                                                        ---------          ---------          ---------          ---------
         Total interest income                             46,356             43,138            136,355            127,890
                                                        ---------          ---------          ---------          ---------


INTEREST EXPENSE:
   Interest on deposits                                    16,814             15,091             49,243             45,367
   Interest on federal funds purchased and securities
     sold under agreements to repurchase                    1,237                899              3,542              2,728
   Interest on bonds and notes                                107                (11)               160                140
                                                        ---------          ---------          ---------          ---------
         Total interest expense                            18,158             15,979             52,945             48,235
                                                        ---------          ---------          ---------          ---------

NET INTEREST INCOME                                        28,198             27,159             83,410             79,655
Provision for loan losses                                   2,993              1,036              5,337              2,837
                                                        ---------          ---------          ---------          ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        25,205             26,123             78,073             76,818
                                                        ---------          ---------          ---------          ---------


Non-Interest Income:
   Service charges on deposit accounts                      4,775              4,129             13,673             12,485
   Income from fiduciary activities                           703                594              2,206              1,747
   Securities gains (losses)                                   70                 70                 72                 36
   Other                                                    2,093              1,802              5,817              4,599
                                                        ---------          ---------          ---------          ---------
         Total non-interest income                          7,641              6,595             21,768             18,867
                                                        ---------          ---------          ---------          ---------

Non-Interest Expense:
   Salaries and employee benefits                          11,982             10,624             34,206             31,394
   Net occupancy expense of premises
     and equipment expense                                  3,577              3,555             10,525             11,159
   Other                                                    6,810              6,534             19,533             17,570
                                                        ---------          ---------          ---------          ---------
         Total non-interest expense                        22,369             20,713             64,264             60,123
                                                        ---------          ---------          ---------          ---------

EARNINGS BEFORE INCOME TAXES                               10,477             12,005             35,577             35,562
INCOME TAXES                                                3,790              3,923             12,440             11,680
                                                        ---------          ---------          ---------          ---------
NET EARNINGS                                            $   6,687          $   8,082          $  23,137          $  23,882
                                                        =========          =========          =========          =========

NET EARNINGS PER COMMON SHARE                           $    0.61          $    0.79          $    2.13          $    2.34
                                                        =========          =========          =========          =========
DIVIDENDS PAID PER COMMON SHARE                         $    0.25          $    0.22          $    0.75          $    0.66
                                                        =========          =========          =========          =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       10,899             10,212             10,857             10,212
                                                        =========          =========          =========          =========

See notes to condensed consolidated financial statements.



                                        HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       UNAUDITED
                                                 (Amounts in thousands)

                                                                                            Nine Months Ended September 30,
                                                                                             1997                     1996
                                                                                         ---------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                                                             $  23,137                 $  23,882
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                                                         2,567                     3,567
        Provision for loan losses                                                            5,336                     2,836
        Provision for losses on real estate owned                                              300                       118
        Gains on sales of securities                                                           (72)                      (36)
        Decrease (Increase) in interest receivable                                             955                      (212)
        Amortization of intangible assets                                                    1,685                     1,810
        Increase in interest payable                                                           420                        66
        Other, net                                                                           1,496                    (4,792)
                                                                                         ---------                 ---------

     Net cash provided by Operating Activities                                              35,824                    27,239
                                                                                         ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (decrease)increase in interest-bearing
      time deposits                                                                           (973)                    1,395
    Proceeds from sales and maturities of securities
      held-to-maturity                                                                     180,789                   243,179
    Purchase of securities held-to-maturity                                               (253,214)                 (303,986)
    Proceeds from sales and maturities of securities
      available-for-sale                                                                     8,776                    28,610
    Purchase of securities available-for-sale                                              (19,309)                  (17,604)
    Net decrease in federal funds sold and
      securities purchased under agreements to resell                                       12,000                   103,225
    Net increase decrease in loans                                                          (4,061)                  (84,149)
    Purchase of property and equipment, net                                                 (1,929)                   (3,283)
    Proceeds from sales of other real estate                                                 1,263                       688
    Net cash disbursed in connection with purchase
      transactions                                                                          (1,725)                      ---
                                                                                         ---------                 ---------
      Net cash used in Investing Activities                                                (78,383)                  (31,925)
                                                                                         ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                                41,320                    16,150
    Dividends paid                                                                          (8,272)                   (6,766)
    Net increase in federal funds purchased and
      securities sold under agreements to repurchase
      and other temporary funds                                                             12,474                    13,661
                                                                                         ---------                 ---------

      Net cash provided by Financing Activities                                             45,522                    23,045
                                                                                         ---------                 ---------

NET INCREASE IN CASH AND DUE FROM BANKS                                                      2,963                    18,359

CASH AND DUE FROM BANKS, BEGINNING                                                         119,483                   124,276
                                                                                         ---------                 ---------


CASH AND DUE FROM BANKS, ENDING                                                          $ 122,446                 $ 142,635
                                                                                         =========                 =========

See notes to condensed consolidated financial statements.

                      HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      UNAUDITED
                   (Nine Months Ended September 30, 1997 and 1996)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hancock Holding Company (the "Company"), its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana, and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

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

RECENT CHANGES IN FINANCIAL ACCOUNTING STANDARDS

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

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement requires that an entity classify items of the comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

ACQUISITIONS

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

        On July 15, 1997 the Company acquired Commerce Corporation, Inc. (COMMERCE), St. Francisville, Louisiana, which owned 100% of the stock of Bank of Commerce and Trust Company, for approximately $330,000 cash and 65,000 shares of common stock and the assumption of COMMERCE debt owed to certain individuals in the aggregate principal amount of $1,251,022. Immediately after the acquisition of COMMERCE, its wholly owned subsidiary, Bank Commerce and Trust Co., was merged with and into Hancock Bank of Louisiana, a wholly owned subsidiary of the Company. This transaction was accounted for using the purchase method of accounting and will result in no changes or restatement of the Company's current or historical financial statements. COMMERCE had total assets of approximately $29,000,000 as of June 30, 1997 and net earnings of approximately $193,000 for the six month period then ended.

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

        The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                   Sept.30,        June 30,       March 31,           December 31,
                                                    1997            1997           1997                  1996
                                                   ------         --------       ---------            -----------

Total securities to total
   deposits                                        49.21%           47.59%          47.32%               46.80%

Total loans (net of unearned
   discount) to total deposits                     60.05%           59.05%          58.62%               60.94%

Interest-earning assets
   to total assets                                 91.46%           90.94%          91.30%               91.30%

Interest-bearing deposits
   to total deposits                               78.42%           78.12%          77.97%               77.53%


Capital Resources

   The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                                         Sept. 30,       June 30,    March 31,     December 31,
                                                           1997            1997        1997            1996
                                                         --------        -------     --------       -----------

Equity capital to total assets (1)                         11.68%         11.34%       11.11%         11.47%


Total capital to risk-weighted
   assets (2)                                              19.98%         19.87%       19.63%         19.02%


Tier 1 Capital to risk-weighted
   assets (3)                                              19.01%         18.90%       18.66%         18.03%


Leverage Capital to total assets (4)                       10.46%         10.20%       10.27%         10.37%


Property and equipment to equity
   capital                                                 14.67%         14.89%       15.28%         15.39%






(1)               Equity capital consists of stockholders' equity (common stock, capital surplus and undivided profits).

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


RESULTS OF OPERATIONS

Net Earnings

          Net earnings decreased $745,000, or 3.1% for the first nine months of 1997 compared to the first nine months of 1996. The decrease in earnings is attributable to a higher level of loan loss provision and non-interest expense.

                                                                 Three Months                     Nine Months
                                                                Ended Sept. 30,                 Ended Sept. 30,
                                                               -------------------            --------------------
                                                                1997         1996               1997         1996
                                                              ------        ------            ------        ------

Results of Operations:


   Return on average assets                                    1.07%         1.21%             1.28%         1.39%


   Return on average equity                                    9.47%        12.71%            11.51%        14.04%


Net Interest Income:


   Return on average interest-earning assets
     (tax equivalent)                                          8.29%         8.29%             8.34%         8.23%


   Cost of average interest-bearing funds                      4.29%         4.16%             4.18%         4.10%
                                                               -----         -----             -----         -----


   Net interest spread                                         4.04%         4.13%             4.16%         4.13%
                                                               =====         =====             =====         =====


   Net interest margin
     (net interest income on a tax equivalent basis
     divided by average interest-earning assets)               5.09%         5.14%             5.15%         5.17%
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

                                                                    Three Months                  Nine Months
                                                                   Ended Sept. 30,              Ended Sept. 30,
                                                              --------------------            -------------------
                                                                1997         1996              1997          1996
                                                              ------         -----             -----         ----


Annualized net charge-offs to average loans                    0.93%         0.39%             0.59%         0.32%

Annualized provision for loan losses to average
   loans                                                       0.99%         0.38%             0.59%         0.35%

Average reserve for loan losses to average loans               1.69%         1.62%             1.68%         1.65%


Income Taxes

   The effective federal tax rate of the Company is slightly less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first nine months of 1997 was $3,542,000 compared to $3,195,000 for the comparable period in 1996. Income tax expense increased from $11,680,000 in the first nine months of 1996 to $12,440,000 in the first nine months of 1997. This increase results from income taxes due to the State of Mississippi as a result of utilization of previous years' NOL carryforwards, and additional federal taxes due from the settlement of Internal Revenue Service audit issues for the years 1994 and 1995.

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



                                             HANCOCK HOLDING COMPANY
                                                  Registrant


     November 14, 1997              By:    /s/ Leo W. Seal, Jr.
          Date                           Leo W. Seal, Jr.
                                         President and CEO



     November 14, 1997              By:    /s/ George A. Schloegel
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



     November 14, 1997              By:    /s/ C. Stanley Bailey
        Date                             C. Stanley Bailey
                                         Chief Financial Officer