Form 10-K
period 1997-12-31
HANCOCK HOLDING CO
filed 1998-03-31
CIK 750577

FORM 10-K



(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997 .

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to                    .
Commission file number    0-13089

                            Hancock Holding Company


           Mississippi                               64-0693170
(State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)               Number)

 One Hancock Plaza, Gulfport, Mississippi            39501
 (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code      (228) 868-4715

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ------

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 2, 1998, was approximately $539,171,000. For purposes of this calculation only, shares held by non-affiliates are deemed to consist of
(a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

        On December 31, 1997, the registrant had outstanding 10,916,770 shares of common stock for financial statement purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Part II of this report.

        Portions of the definitive Proxy Statement used in connection with the Registrant's Annual Meeting of Shareholders held on February 19, 1998, filed by the Registrant on January 20, 1998, are incorporated by reference into Part III of this report.

                                                     CONTENTS


PART I

Item 1.   Business                                                             4
Item 2.   Properties                                                          38
Item 3.   Legal Proceedings                                                   39
Item 4.   Submission of Matters to a Vote of Security
            Holders                                                           39

PART II

Item 5.   Market for the Registrant's Common Stock
            and Related Stockholder Matters                                   39
Item 6.   Selected Financial Data                                             39
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     39
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk          40
Item 8.   Financial Statements and Supplementary Data                         42
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                            43

PART III

Item 10.  Directors and Executive Officers of the
            Registrant                                                        43
Item 11.  Executive Compensation                                              43
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                             43
Item 13.  Certain Relationships and Related Transactions                      43

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                               44

                                   PART I
                             Item 1 - Business
                      BACKGROUND AND CURRENT OPERATIONS


Background

General:

     Hancock Holding Company (the "Company"), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. The Company operates 82 banking offices and over 100 automated teller machines ("ATM's") in the states of Mississippi and Louisiana through two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi ("Hancock Bank MS") and Hancock Bank of Louisiana, Baton Rouge, Louisiana ("Hancock Bank LA"). Hancock Bank MS and Hancock Bank LA are referred to collectively as the "Banks."

     The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The
Company's operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 1997, the Company had total assets of $2.5 billion and employed on a full-time basis 834 persons in Mississippi and 434 persons in Louisiana.

     Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by concentrating branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Hancock Bank MS currently has the largest market share in each of the four counties in which it operates:
Harrison, Hancock, Jackson and Pearl River. With assets of $1.6 billion at December 31, 1997, Hancock Bank MS currently ranks as the fourth largest bank in Mississippi.

        In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, ("AmBank"), from the Federal Deposit Insurance Corporation ("FDIC"). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With assets of $.9 billion at December 31, 1997, Hancock Bank LA is the largest bank headquartered in East Baton Rouge Parish.

        In November 1996, the Company expanded the Baton Rouge market area into the Hammond area, where many of the people who work in Baton Rouge live, with the acquisition of Community Bancshares, Inc. Community Bancshares, Inc., Independence, Louisiana, owned 100% of the stock of Community State Bank ("Community").

        Beginning with the 1985 acquisition of the Pascagoula-Moss Point Bank ("PMP") in Pascagoula, Mississippi, the Company has acquired approximately $1,045 million in assets and approximately $938 million in deposit liabilities through selected acquisitions or purchase and assumption transactions.

Recent Acquisition Activity:

     In August 1991, Hancock Bank MS acquired certain assets and deposit liabilities of Peoples Federal Savings Association, Bay St. Louis, Mississippi, from the RTC. As a result of this transaction, the Bank acquired assets of approximately $39.0 million and deposit liabilities of approximately $38.5 million.

     The Company borrowed $18,750,000 from Whitney National Bank, New Orleans, Louisiana ("Whitney"), to partially fund the acquisition of Metropolitan National Bank and AmBank in 1990. On November 28, 1991, the Company sold 1,785,375 shares of its common stock at $14.78 per share (adjusted for a 15% stock dividend in 1996). This followed a two-for-one stock split in the form of a 100% stock dividend on October 15, 1991, and an increase in authorized shares to 20,000,000. The net proceeds of this sale, after underwriting discount and expenses, of approximately $24,700,000, were used to pay the principal and interest on $18,500,000 of principal debt on the Whitney loan and increase Hancock Bank LA's capital by $5,000,000.


        In April 1994, the Company merged Hancock Bank LA with First State Bank and Trust Company of East Baton Rouge Parish, Baker, Louisiana ("Baker"). The merger was consummated by the exchange of all outstanding common stock of Baker in return for approximately 606,000 shares (adjusted for a 15% stock dividend in 1996) of common stock of the Company. The merger was accounted for using the pooling-of-interests method; therefore, all prior years' financial information has been restated.

        On January 13, 1995, the Company acquired First Denham Bancshares, Inc. ("Bancshares") which owned 100% of the stock of First National Bank of Denham Springs ("Denham"), Denham Springs, Louisiana. The acquisition was in return for approximately $4,000,000 cash and 890,000 shares (adjusted for a 15% stock dividend in 1996) of common stock of the Company. The acquisition was accounted for using the purchase method. Bancshares had total assets of approximately $111,000,000 and stockholders' equity of approximately $11,300,000 as of December 31, 1994 and net earnings of approximately $2,600,000 for the year then ended. On August 15, 1996, Denham was merged into Hancock Bank LA.

        On February 1, 1995, the Company merged Hancock Bank LA with Washington Bank & Trust Company, Franklinton, Louisiana ("Washington"). The merger was consummated by the exchange of all outstanding common stock of Washington in return for approximately 624,000 shares (adjusted for a 15% stock dividend in 1996) of common stock of the Company. The merger was accounted for using the pooling-of-interests method; therefore, all prior years' financial information has been restated. Washington had total assets of approximately $86,100,000 and stockholders' equity of approximately $12,400,000 as of December 31, 1994, and net earnings of approximately $1,300,000 for the year then ended.

        In November 1996, the Company acquired Community Bancshares, Inc., Independence, Louisiana, ("Community") which owned 100% of the stock of Community State Bank. The acquisition was in return for approximately $5,000,000 cash and 513,000 shares (adjusted for a 15% stock dividend in 1996) of common stock of the Company. The acquisition was accounted for using the purchase method. Community had total assets of approximately

$91,000,000 and stockholders' equity of approximately $11,000,000 as of December 31, 1995 and net earnings of approximately $900,000 for the year then ended.

        On January 17, 1997, the Company acquired Southeast National Bank, Hammond, Louisiana ("Southeast"). The acquisition was in return for approximately $3,700,000 cash and 121,000 shares of common stock of the Company. The acquisition was accounted for using the purchase method. Southeast had total assets of approximately $40,000,000 and stockholders' equity of approximately $4,000,000 as of December 31, 1996 and net earnings of approximately $500,000 for the year then ended.

        On July 15, 1997, the Company acquired Commerce Corporation, Inc., St Francisville, Louisiana ("Commerce"), which owned 100% of the stock of Bank of Commerce and Trust Company, for approximately $330,000 cash, 65,000 shares of common stock of the Company and the assumption of Commerce debt owed to certain individuals in the aggregate principal amount of $1,250,000. The transaction was accounted for using the purchase method. Commerce had total assets of approximately $29,000,000 and stockholders' equity of approximately $800,000 as of December 31, 1996 and net earnings of approximately $260,000 for the year then ended.

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

        For Hancock Bank LA, all loans over an individual loan officer's Board approved lending authority must be approved by the Bank's, his or her region's loan committee or by another loan officer with greater lending authority. Both the regional loan committee and the Bank's senior loan committee must review and approve any loan for a borrower whose total indebtedness exceeds $500,000. Each loan file is reviewed by the Bank's loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality.



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

        Consumer loans which become 60 days delinquent are reviewed regularly by management. Generally, a consumer loan which is delinquent 120 days is in process of collection through repossession and liquidation of collateral or has been deemed currently uncollectible. Loans deemed currently uncollectible are charged-off against the allowance account. As a matter of policy, loans are placed on a nonaccrual status when the loan is 1) maintained on a cash basis due to the deterioration in the financial condition of the borrower, 2) payments, in full, of principal or interest are not expected or 3) the principal or interest has been in default for a period of 90 days, unless the loan is well secured and in the process of collection.

        The Banks follow the standard FDIC loan classification system. This system provides management with (1) a general view of the quality of the overall loan portfolio (each branch's loan portfolio and each commercial loan officer's loan portfolio) and (2) information on specific loans that may need individual attention.

        The Banks hold nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 1997, the book value of nonperforming assets held for resale was approximately $2.4 million.

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

Trust Services:

     The Banks', through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 1997, the Trust Departments of the Banks had approximately $1.5 billion of assets under management, of which $0.7 billion were corporate accounts and $0.8 billion were personal, employee benefit, estate and other trust accounts.

Operating Efficiency Strategy:

     The primary focus of the Company's operating strategy is to increase operating income and to reduce operating expense. Beginning in January of 1988, management has taken steps to improve operating efficiencies. As a result, employees at Hancock Bank MS have been reduced from .78 per $1 million in assets in February 1988 to .51 as of December 31, 1997. Since its acquisition in August 1990, Hancock Bank LA employees have been reduced from .97 per $1 million of assets to .46 as of December 31, 1997. Management annually establishes an employee to asset goal for each Bank. The Banks also have set an internal long range goal of at least covering total salary and benefit costs by fee income. The ratio of fee income to total salary and benefit costs is $.54 to $1.00 at Hancock Bank MS. Hancock Bank LA has a higher level of fee income and through December 31, 1997, has achieved a ratio of $.90 to $1.00.

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

        The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% to 5% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders' equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company's leverage capital ratio at December 31, 1997, was 10.24%.

     The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk- based capital guidelines, assets are assigned to one of four risk categories; 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 1997, the Company's off-balance sheet items aggregated $262 million; however, after the credit conversion these items represented $32 million of balance sheet equivalents.

     The primary component of risk-based capital is Tier 1 Capital, which is essentially equal to common stockholders' equity, plus a certain portion of perpetual preferred stock. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 1997, the Company's Tier 1 and Total Capital ratios were 18.22% and 19.18%, respectively.

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

        Effective in the first quarter of 1996, the FDIC lowered banks' deposit insurance premiums from 4 to 31 cents per hundred dollars in insured deposits to a rate of 0 to 27 cents. The Banks have received a risk classification of 1A for assessment purposes. Total assessments paid to the FDIC amounted to $236 thousand in 1997. The Banks paid BIF premiums of 1.26 cents per hundred dollars of insured deposits during 1997. Premiums for the first and second quarters of 1998 have decreased to 1.256 cents per hundred dollars of insured deposits. Premiums on OAKAR deposits from the 1991 acquisition of Peoples Federal Savings Association totalled $20 thousand.

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

        Although the Hancock Bank MS and Hancock Bank LA are not members of the

Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $43.1 million, or, if the aggregate of such accounts exceeds $43.1 million, $1.293 million plus 10% of the total in excess of $43.1 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution's transaction accounts.

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

        Another significant statistic in the analysis of net interest income is the effective interest differential, which is the difference between the average rate of interest earned on earning assets and the effective rate paid for all funds, noninterest-bearing as well as interest-bearing. Since a portion of the Bank's deposits do not bear interest, such as demand deposits, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The rate differential for the years 1997 and 1996 was 5.09% and 5.10%, respectively.

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

        The following table shows interest income on interest-earning assets and
related  average  yields  earned  and  interest   expense  on   interest-bearing
liabilities and related average rates paid for the periods indicated:


                  Comparative Average Balances - Yields and Rates

                                                                      Years Ended December 31,
                                               1997                                   1996                                   1995
                                 ----------------------------------  ---------------------------------  ---------------------------
                                                 Interest   Average            Interest      Average             Interest   Average
                                      Average   Income or  Yield or   Average  Income or     Yield or  Average   Income or Yield or
                                      Balance    Expense     Rate     Balance  Expense        Rate     Balance    Expense    Rate
                                  -----------   ---------  ------  ----------  ----------    ------- ---------- ---------- ---------
                                                                      (Amounts in thousands)
ASSETS
Interest-earning assets:
 Investment securities:
 U.S. Treasury                    $   240,539    $ 14,734   6.13% $  221,120    $ 13,567      6.14% $  257,228  $ 14,568      5.66%
 U.S. government obligations          552,154      34,699   6.28%    449,687      34,886      7.76%    493,315    33,726      6.84%
 Municipal obligations                 74,838       6,385   8.53%     60,690       5,451      8.98%     57,001     5,426      9.52%
 Other securities                     116,672      10,041   8.61%    171,889       6,780      3.94%     87,606     6,231      7.11%
 Federal funds sold & securities
 purchased under agreements
 to resell                             50,256       2,733   5.44%    106,316       5,580      5.25%     99,559     5,820      5.85%
 Interest-bearing time deposits
 with other banks                         996          64   6.43%      1,543          87      5.64%        500        31      6.20%
 Net loans (2)(3)                   1,201,381     117,474   9.78%  1,083,165     107,079      9.89%  1,000,907    98,029      9.79%
                                   ----------    --------   -----  ---------     -------      -----  ----------  -------      -----
 Total interest-earning
     assets/interest income (1)     2,236,836     186,130   8.32%  2,094,410     173,430      8.28%  1,996,116   163,831      8.21%
 Less: Allowance for loan losses      (20,410)       --       --     (17,670)       --         --      (16,532)     --          --

Noninterest-earning assets:
 Cash and due from banks              119,271        --       --     121,157        --         --      104,854      --          --
 Property and equipment                40,149        --       --      37,185        --         --       37,786      --          --
 Other assets                          67,107        --       --      50,795        --         --       93,302      --          --
                                              -----------   ----- -----------   ---------    -----------  -------   ----------------
 Total assets                     $ 2,442,953 $   186,130   7.62% $2,285,877     173,430      7.59% $2,215,526    163,831     7.39%
                                  =========== ===========   ===== ==========    ========      ===== ===========   ========    =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
 Savings, NOW and money
   market                         $   746,665 $    20,714   2.77%$   694,017      19,001      2.74%$   739,091    20,515      2.78%
 Time                                 834,147      45,436   5.45%    778,602      41,624      5.35%    717,064    37,097      5.17%
 Federal funds purchased                2,304         107   4.64%     11,425         549      4.80%     15,284       863      5.65%
 Securities sold under
 agreements to repurchase             118,855       5,277   4.44%     79,411       3,465      4.36%     53,924     2,219      4.12%
 Long-term bonds                        1,369         164   4.60%      1,795         158      8.80%      2,799       203      7.25%
 Capital notes                           --          --       --         --            7       --          --        265      0.00%
                                  -----------  ----------   -----  ---------    --------      -----  ---------    -------     -----
 Total interest-bearing
 liabilities/interest expense       1,703,340      71,698   4.21%  1,565,250      64,804      4.14%  1,528,162    61,162      4.00%

Noninterest-bearing liabilities:
 Demand deposits                      453,218        --       --     472,909        --          --     439,495      --          --
 Other liabilities                     15,092        --       --      17,667        --          --      32,135      --          --
 Stockholders' equity                 271,303        --       --     230,051        --          --     215,734      --          --
                                  -----------  -----------  ----- ----------   ---------     ----- -----------    ------      ------
Total liabilities &
  stockholders' equity            $ 2,442,953 $    71,698   2.93% $2,285,877      64,804     2.83% $ 2,215,526    61,162      2.76%
                                  ==========  ===========   ===== ==========   =========     ===== ===========    ======      =====






Interest-earning assets           $ 2,236,836                    $ 2,094,410                     $   1,996,116
Interest-bearing liabilities        1,703,340                      1,565,250                         1,528,162
Interest income                                   186,130                        173,430                         163,831
Interest expense                                   71,698                         64,804                          61,162
                                              -----------                      ---------                        --------
Interest income/interest-
  earning assets                                            8.32%                             8.28%                          8.21%
Interest expense/interest-
  bearing liabilities                                       4.21%                             4.14%                          4.00%
Interest spread                                             4.11%                             4.14%                          4.21%
Net interest income                           $   114,432                      $ 108,626                        $102,669
                                              ===========                      =========                        ========

Net interest margin                                         5.12%                             5.19%                          5.14%



(1) Includes tax equivalent adjustments to interest income of $2.7 million, $1.9 million and $2.3 million in 1997, 1996 and 1995, respectively, using an effective tax rate of 35% .

(2) Interest income includes fees on loans of $6.2 million, $5.7 million and $4.1 million in 1997, 1996 and 1995, respectively.

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

                                             Analysis of Changes in Net Interest Income

                                                                                   Years Ended December 31,
                                                1997                           1996                              1995
                                    --------------------------- ---  --------------------------------  ----------------------------
                                    Volume       Rate       Total       Volume       Rate      Total     Volume    Rate      Total
                                    --------  -----------   ------  -----------   ---------  -------  ----------  ------   --------
                                                                        (Amounts in thousands)
INTEREST INCOME Investment securities:
 U.S. Treasury                     $  1,192  $   (   25)   $1,167  $   (2,044)   $  1,043   $(1,001) $( $3,327)     727   $( 2,600)
 U.S. government obligations          7,985      (8,172)   (  187)     (2,984)      4,144     1,160      4,761    4,193      8,954
 Municipal obligations (1)            1,270      (  336)      934         351      (  326)       25        837   (  323)       514
 Other securities                    (2,188)      5,449     3,261       5,992      (5,443)      549        827      691      1,518
 Federal funds sold & securities
 purchased under agreements
 to resell                           (2,943)         96    (2,847)        395      (  6      (  240)       594    1,394      1,988
 Interest bearing time deposits
 with other banks                    (   31)          8    (   23)         65      (    9)       56   (     14)       7    (     7)
 Net Loans                           11,692      (1,297)   10,395       8,053         997     9,050      9,261    5,801     15,062
                                    --------   ---------   --------   --------    --------    ------   --------  -------   --------
 Total                               16,977      (4,277)   12,700       9,828      (  229)    9,599      12,939  12,490     25,429
                                    --------   ---------   --------   --------    --------    ------   --------  -------   --------

INTEREST EXPENSE
 Deposits:
 Savings, NOW and money
 market                               1,489         224     1,713      (1,253)     (  261)   (1,514)  (    490)     302    (   188)
 Time                                 2,972         840     3,812       3,181       1,346     4,527      3,097    6,510      9,607
 Federal funds purchased             (  438)      (   4)   (  442)     (  218)     (   96)   (  314)  (    189)     298        109
 Securities sold under
 agreements to repurchase             1,720          92     1,812       1,050         196     1,246      1,202      299      1,501
 Long-term bonds                     (   39)         38    (    1)     (   73)         28    (   45)  (     62)       9    (    53)
 Capital notes                            0           0         0      (  258)         --    (  258)       265   (   76)       189
                                    --------   --------   --------    --------    --------   -------   --------  -------   --------
 Total                                5,704       1,190     6,894       2,429       1,213     3,642      3,823     7,342    11,165
                                    --------   --------   --------    --------    --------   --------  --------  -------   --------

Increase (decrease) in
  net interest income              $ 11,273    $ (5,467) $  5,806    $  7,399    $ (1,442) $  5,957   $  9,116  $  5,148  $ 14,264
                                   ========    ========= ========    ========    ========= ========   ========  ========  =========



(1) Yields on tax-exempt investments have been adjusted to a tax equivalent basis utilizing a 35% effective tax rate.

(2) Interest earned includes fees on loans of $6.2 million, $5.7 million and $4.1 million in 1997, 1996 and 1995, respectively.

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

        The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. At December 31, 1997, the Company's cumulative interest sensitivity gap in the one year interval was (22.91%) as compared to a cumulative interest sensitivity gap in the one year interval of (21.75%) at December 31, 1996. The percentage reflects a higher level of interest sensitive liabilities than assets repricing within one year. Generally, when rate sensitive liabilities exceed rate sensitive assets, the net interest margin is expected to be positively affected during periods of decreasing interest rates and negatively affected during periods of increasing rates.

        The following tables set forth the Company's interest rate sensitivity gap at December 31, 1997 and December 31, 1996:



                                        Analysis of Interest Sensitivity at December 31, 1997

                                                     After Three
                                          Within       Through        One       After Five
                                          Three         Twelve      Through      Years and
                                          Months        Months     Five Years   Insensitive      Total
                                        ---------     ---------    ----------   ----------     ----------
                                                           (Amounts in thousands)


Net loans                               $ 252,135     $ 1165388     $ 623,655    $ 228,301     $1,220,629
Securities and time deposits              112,815       103,824       411,090      454,334      1,082,063
Federal funds                              35,500            --            --           --         35,500
                                        ---------     ---------    ----------    ---------     ----------
Total earning assets                    $ 400,450     $ 220,362    $1,034,745    $ 682,635     $2,338,192
                                        =========     =========    ==========    =========     ==========


                                            17.13%         9.42%        44.25%       29.20%        100.00%

Interest bearing deposits, excluding
  CDs greater than $100,000             $ 645,178     $ 272,983    $  392,167    $  29,311     $1,339,639
CDs greater than $100,000                 100,267        91,361        68,650           --        221,698
Short-term borrowings                      44,867            --            --      125,667        170,534
Other borrowings                              500         1,279            --           --          1,779
                                        ---------     ---------    ----------    ---------     ----------
Total interest-bearing funds              790,812       365,623       460,817      154,978      1,772,230
Interest-free funds                            --            --            --      565,962        565,962
                                        ---------     ---------    ----------    ---------     ----------
Funds supporting earning assets         $ 790,812     $ 365,623    $  460,817    $ 720,940     $2,338,192
                                        =========     =========    ==========    =========     ==========


                                            33.82%        15.64%        19.71%       30.84%        100.00%

Interest sensitivity gap                $(390,362)    $(145,261)    $ 573,928    $( 38,305)            --
Cumulative gap                          $(390,362)    $(535,623)    $  38,305           --             --
Percent of total earning assets            (16.70%)      (22.91%)        1.64%           --            --



                                        Analysis of Interest Sensitivity at December 31, 1996

                                                     After Three
                                          Within       Through        One       After Five
                                          Three         Twelve      Through      Years and
                                          Months        Months     Five Years   Insensitive      Total
                                                           (Amounts in thousands)


Net loans                               $ 302,553     $ 107,128     $ 531,015    $ 233,271     $1,173,967
Securities and time deposits              119,629        94,242       225,752      464,914        904,537
Federal funds                              12,000            --            --           --         12,000
                                        ---------     ---------     ---------    ---------     ----------
Total earning assets                    $ 434,182     $ 201,370     $ 756,767    $ 698,185     $2,090,504
                                        =========     =========     =========    =========     ==========


                                            20.77%         9.64%        36.20%       33.39%        100.00%

Interest bearing deposits, excluding
  CDs greater than $100,000            $  542,277     $ 285,565     $ 440,733    $   3,339     $1,271,914
CDs greater than $100,000                  97,686        75,521        48,491           --        221,698
Short-term borrowings                      87,609            --            --           --         87,609
Other borrowings                              500         1,050            --           --          1,550
                                        ---------     ---------     ---------    ---------     ----------
Total interest-bearing funds              728,072       362,136       489,224        3,339      1,582,771
Interest-free funds                            --            --            --      507,733        507,733
                                        ---------     ---------     ---------    ---------     ----------
Funds supporting earning assets         $ 728,072     $ 362,136     $ 489,224    $ 511,072     $2,090,504
                                        =========     =========     =========    =========     ==========


                                            34.82%        17.33%        23.40%       24.45%        100.00%

Interest sensitivity gap                $(293,890)    $(160,766)    $ 267,543    $ 187,113             --
Cumulative gap                          $(293,890)    $(454,656)    $(187,113)          --             --
Percent of total earning assets            (14.06%)      (21.75%)       (8.95%)         --             --

Income Taxes:

      The Company had income tax expense of $17.4 million and $15.2 million for the years ended December 31, 1997 and 1996, respectively. This represents effective tax rates of 36.2% and 32.4% for the years ended December 31, 1997 and 1996, respectively. The 15.2% increase in income tax expense is due to, among other things, increased taxable income, state income taxes, and higher levels of non-deductible goodwill amortization expense in conjunction with the most recent three mergers.

Performance and Equity Ratios:

      The following table sets forth, for the periods indicated, the percentage of net income to average assets and average stockholders' equity, the percentage of common stock dividends to net income and the percentage of average stockholders' equity to average assets.

                                                     Years Ended December 31,
                                                     ------------------------
                                                       1997    1996    1995
                                                      -----    -----   -----

Return on average assets (%)                           1.25     1.38    1.22
Return on average stockholders' equity (%)            11.29    13.74   12.50
Dividend payout ratio (%)                             36.05    28.90   31.45
Average stockholders' equity to average assets (%)    11.11    10.06    9.74


Securities Portfolio:

      The Company generally purchases securities to be held to maturity, with a maturity schedule that provides ample liquidity. Securities classified as held-to-maturity are carried at amortized cost. Certain securities have been classified as available-for-sale based on management's internal assessment of the portfolio considering future liquidity, earning requirements and capital position. The Company increased its available-for-sale portfolio during 1997. Generally, securities with a market risk have been placed in this category. The December 31, 1997 amortized cost of the held-to-maturity portfolio was $916 million and the market value was $925 million. The available-for-sale portfolio balance was $164 million at December 31, 1997.

      The amortized cost of securities classified as available-for-sale as of December 31, 1997, 1996 and 1995, were as follows (in thousands):
                                              December 31
                                  1997           1996            1995
                                --------       --------        ------
U.S. Treasury securities        $ 54,637       $    499        $  1,493
Other U.S. gov. obligations       46,039         53,802          61,470
Municipal obligations              1,496            923             962
Other securities                   6,305            ---             544
Mortgage-backed securities        27,538          5,373           5,140
CMOs                              21,427         33,038          34,695
Equity securities                  6,089          4,932           4,993
                                --------       --------        --------
                                $163,531       $ 98,567        $109,297
                                ========       ========        ========


        The amortized cost, yield and market value of debt securities classified as available-for-sale as of December 31, 1997, by estimated maturity, were as follows (in thousands):

                                           Amortized
                                             Cost     Yield (%)  Market Value
                                          ---------   ---------  ------------

Due in one year or less                    $ 29,820     5.90       $ 29,774
Due after one year through five years        68,343     5.90         68,373
Due after five years through ten years       25,856     6.72         25,825
Due after ten years                          33,423     6.21         33,572
                                           --------     ----       --------

                                           $157,442     6.10       $157,544
                                           ========     ====       ========


        The amortized cost of securities classified as held-to-maturity as of December 31, 1997, 1996 and 1995 were as follows (in thousands):

                                                December 31
                                   1997            1996             1995
                                 --------        --------         ------
U.S. Treasury securities         $210,525        $175,171         $239,892
Other U.S. gov. obligations       267,437         338,796          317,140
Municipal obligations              88,062          66,367           56,961
Other securities                   25,874             ---           11,027
Mortgage-backed securities        133,925          87,991           50,427
CMOs                              190,539         135,673           63,082
                                 --------        --------         --------
                                 $916,362        $803,998         $738,529
                                 ========        ========         ========

        The amortized cost, yield and market value of securities classified as held-to-maturity as of December 31, 1997, by contractual maturity, were as follows (in thousands):

                                          Amortized
                                             Cost    Yield (%)  Market Value
                                          ---------  ---------  ------------

Due in one year or less                    $194,406     6.30       $194,626
Due after one year through five years       305,508     6.36        307,880
Due after five years through ten years      177,870     6.49        179,584
Due after ten years                         238,578     6.67        242,868
                                           --------     ----       --------
                                           $916,362     6.32       $924,958
                                           ========     ====       ========


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

        Loan underwriting standards and loan loss allowance maintenance further reduce the impact of credit risk to the Company. Loans are underwritten on the basis of cash flow capacity and collateral market value. Generally, real estate mortgage loans are made when the borrower produces sufficient cash flow capacity and equity in the property to offset historical market devaluations. The loan loss allowance adequacy is tested monthly based on historical losses through different economic cycles and projected future losses specifically identified.

        The  following  table  sets  forth,  for  the  periods  indicated,   the
composition of the loan portfolio of the Company:

                                                                    Loan Portfolio

                                                                     December 31,
                                              1997          1996             1995         1994            1993
                                              ----          ----             ----         ----            ----
                                                               (Amounts in thousands)

Real estate:
  Residential mortgages 1-4 family       $  260,432      $  260,945     $  224,646     $  214,247     $  213,216
  Residential mortgages multifamily          10,881           7,642          9,674          7,302          7,124
  Home equity lines                          10,814          10,169         11,825         11,740         13,147
  Construction and development               55,454          55,585         41,602         35,719         24,234
  Nonresidential                            139,332         131,578        127,027        112,957        119,094
Commercial, industrial and other            177,379         169,061        176,942        119,997        160,385
Consumer                                    513,362         494,456        409,608        397,879        366,401
Lease financing and depository
  institutions                               16,889          15,881         13,811         10,074          6,673
Political subdivisions                       16,327          12,142         14,394         12,806         11,668
Credit card                                  44,785          41,311         32,104         30,794         27,466
                                         ----------      ----------     ----------     ----------     ----------
                                          1,245,355       1,198,770      1,061,633        953,515        949,408
  Less, unearned income                      24,726          24,803         26,656         27,850         26,396
                                         ----------      ----------     ----------     ----------     ----------
  Net loans                              $1,220,629      $1,173,967     $1,034,977     $  925,665     $  923,012
                                         ==========      ==========     ==========     ==========     ==========




        The  following  table  sets  forth,  for  the  periods  indicated,   the
approximate maturity by type of the loan portfolio of the Company:

                                    Loan Maturity Schedule

                                       December 31, 1997                            December 31, 1996
                            -----------------------------------------    -----------------------------------------
                                        Maturity Range                               Maturity Range
                            -----------------------------------------    -----------------------------------------
                                      After One                                    After One
                             Within    Through   After Five               Within    Through  After Five
                            One Year  Five Years   Years      Total      One Year  Five Years   Years      Total
                            --------  ---------- --------  ----------    --------  ---------- --------  ----------
                                                          (Amounts in thousands)

Commercial, industrial and
  other                     $ 65,974   $ 82,407  $ 20,680  $  169,061    $ 68,436   $ 77,960  $ 23,418  $  169,814
Real estate - construction    32,966     18,957     3,611      55,585      44,714     18,994     7,349      71,057
All other loans              157,382    578,526   284,802   1,020,709     148,232    557,936   251,731     957,899
                            --------   --------  --------  ----------    --------   --------  --------  ----------

Total loans                 $256,322   $679,890  $309,143  $1,245,355    $261,382   $654,890  $282,498  $1,198,770
                            ========   ========  ========  ==========    ========   ========  ========  ==========


        The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is shown below:

                                   Loan Sensitivity to Changes in Interest Rates

                                                    December 31, December 31,
                                                        1997         1996
                                                    ------------ ------------
                                                      (Amounts in thousands)
Commercial, industrial, and real estate
  construction maturing after one year:
    Fixed rate                                         $ 94,517    $ 89,399
    Floating rate                                        31,187      38,323
Other loans maturing after one year:
    Fixed rate                                          831,716     784,875
    Floating rate                                        31,610      24,791
                                                       --------    --------

Total                                                  $989,033    $937,388
                                                       ========    ========


Nonperforming Assets:

        The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans, real estate owned and loans past due 90 days or more and still accruing:

                                                                 December 31,
                                                1997     1996        1995         1994        1993
                                                ----     ----        ----         ----        ----
                                                                 (Amounts in thousands)
Nonaccrual loans:
  Real estate                              $   331    $   753      $ 2,406     $ 1,914     $ 1,888
  Commercial, industrial and other             319        169        1,144         525       1,424
  Consumer                                     378      1,298        1,176       1,287       1,322
  Lease financing                                1        ---          ---         ---         ---
  Depository institutions                      ---        ---          ---         ---         ---
  Political subdivisions                       ---        ---          ---         ---         ---
Restructured loans                           2,869        685          611         614         482
                                           -------    -------      -------     -------     -------
Total nonperforming loans                    3,898      2,905        5,337       4,340       5,116
Acquired real estate owned                     435        147          140         ---         ---
Real estate owned                            1,923      1,728          946       1,001       1,029
                                           -------    -------      -------     -------     -------
Total nonperforming assets                 $ 6,256    $ 4,780      $ 6,423     $ 5,341     $ 6,145
                                           =======    =======      =======     =======     =======

Loans 90+ days past due and still
  accruing                                 $ 5,423    $ 8,361      $ 4,089     $ 2,692     $ 4,338
                                           =======    =======      =======     =======     =======

Ratios (%):
  Nonperforming loans to net loans            0.32         0.25        0.52       0.47        0.55
  Nonperforming assets to net loans and
    real estate owned                         0.51         0.41        0.62       0.58        0.67
  Nonperforming loans to average net loans    0.32         0.27        0.53       0.48        0.60
  Allowance for loan losses to
   nonperformingloans                       538.74       681.58      325.86     354.19      299.18


        The following table sets forth, for the periods indicated, the amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as "nonaccrual" as well as the interest that would have been recorded under the original terms of restructured loans:

                                              December 31,
                     1997        1996        1995         1994        1993
                     ----        ----        ----         ----        ----
                                          (Amounts in thousands)

Nonaccrual         $    101   $    220      $   463     $   340     $   441
Restructured            281         68           60          56          45
                   --------   --------      -------     -------     -------
Total              $    382    $   288      $   523     $   396     $   486
                   ========    =======      =======     =======     =======


        Interest actually received on nonaccrual loans was insignificant. The amount of interest recorded on restructured loans did not differ significantly from the amount shown in the table above.

Analysis of Allowance for Loan Losses:

        The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                                    December 31,
                                            1997      1996         1995         1994        1993
                                            ----      ----         ----         ----        ----
                                                                 (Amounts in thousands)

Net loans outstanding at end of
  period                                $1,220,629 $1,173,967  $1,034,978   $  925,665  $  923,012
                                        ==========  ==========  ==========   ========== ==========

Average net loans outstanding           $1,201,381 $1,083,165   $1,000,907  $  904,342  $  847,526
                                        ========== ==========   ==========  ==========  ==========

Balance of allowance for loan losses
  at beginning of period                    19,800 $   17,391   $   15,372  $   15,306  $   14,682
Loans charged-off:
  Real estate                                   22         73          210         106         318
  Commercial                                   997        975          636         637       2,218
  Consumer                                   7,145      5,417        4,524       2,706       3,087
  Lease financing                               49          1           13         ---          53
  Depository institutions                      ---         ---         ---         ---         ---
  Political subdivisions                       ---        ---          ---         ---         ---
                                        ---------- ----------   ----------  ----------  ----------

  Total charge-offs                          8,213      6,466        5,383       3,449       5,676
                                        ---------- ----------   ----------  ----------  ----------
Recoveries of loans previously
  charged-off:
  Real estate                                    5        186           15          53         102
  Commercial                                   646        937          971         570         695
  Consumer                                   1,529        945          839         886         869
  Lease financing                                1          0            5           8           2
  Depository institutions                      ---        ---          ---         ---         ---
  Political subdivisions                       ---        ---          ---         ---         ---
                                        ---------- ----------   ----------  ----------  ----------
  Total recoveries                           2,181      2,068        1,830       1,517       1,668
                                        ---------- ----------   ----------   ---------  ----------
  Net charge-offs                            6,032      4,398        3,553       1,932       4,008
  Provision for loan losses                  6,399      6,153        4,425       1,998       4,632
  Balance acquired through acquisition         833        654        1,147         ---         ---
                                        ---------- ----------   ----------  ----------  ----------
  Balance of allowance for loan losses
    at end of period                    $   21,000 $   19,800   $   17,391  $   15,372  $   15,306
                                        ========== ==========   ==========  ==========  ==========


        The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:

                                                                   Years Ended December 31,
                                                        1997   1996     1995   1994    1993
                                                       -----   ----    -----   -----   -----
Ratios (%):
Net charge-offs to average net loans                    0.50    0.41    0.35    0.21    0.47
Net charge-offs to period-end net loans                 0.49    0.37    0.34    0.21    0.43
Allowance for loan losses to average net loans          1.75    1.83    1.74    1.70    1.81
Allowance for loan losses to period-end net loans       1.72    1.69    1.68    1.66    1.66
Net charge-offs to loan loss allowance                 28.72   22.21   20.43   12.57   26.19
Net charge-offs to loan loss provision                 94.26   71.47   80.29   96.70   86.53


        An allocation of the loan loss allowance by major loan category is set forth in the following table. The allocation is not necessarily indicative of the category of future losses, and the full allowance at December 31, 1997, is available to absorb losses occurring in any category of loans.

                                                                   December 31,
                              1997                 1996                 1995                     1994                   1993
                         ----------------     ----------------     -----------------     ------------------     --------------------
                         Allowance   % of      Allowance   % of    Allowance   %  of     Allowance     % of     Allowance     % of
                           for      Loans        for      Loans        for      Loans        for       Loans        for       Loans
                           Loan   to Total       Loan   to Total       Loan   to Total       Loan    to Total       Loan    to Total
                          Losses    Loans       Losses    Loans       Losses    Loans       Losses     Loans       Losses     Loans
                         ----------------     ----------------     -----------------     ------------------     --------------------
                                                                  (Amounts in thousands)

Real estate               $ 2,500    38.05     $ 3,000   49.94     $ 2,000    39.08     $ 1,250    40.06     $ 1,250     39.69
Commercial, industrial
  and other               $ 5,900    16.25       5,750   16.52       5,250    19.32       5,000    14.98       5,000     18.82
Consumer                  $ 9,300    42.03       8,250   31.11       7,500    38.58       6,500    41.73       6,500     38.60
Credit card               $ 1,200     3.67         800    2.43         500     3.02         500     3.23         500      2.89
Unallocated                 2,100      ---       2,000     ---       2,141      ---       2,122      ---       2,056       ---
                          -------   ------       -----  ------       -----   ------       -----   ------       -----    ------

                          $21,000   100.00     $19,800  100.00      17,391   100.00     $15,372   100.00     $15,306    100.00
                          =======   ======     =======  ======      ======   ======     =======   ======     =======    ======


Deposits and Other Debt Instruments:

        The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits:

                                            1997                                1996                                    1995
                               -------------------------------    ---------------------------------    -------------------------
                                           Percent                              Percent                               Percent
                                              of                                   of                                   of
                                Amount    Deposits  Rate (%)     Amount     Deposits  Rate (%)     Amount     Deposits Rate (%)
                                                                       (Amounts in thousands)


Non-interest bearing
  accounts                  $  453,218    22.28       ---    $   472,909     24.30      --      $  439,495      23.18      ---
NOW accounts                   306,120    15.05      2.52        268,391     13.80     2.68        288,947      15.24     2.64
Money market and other
  savings accounts             440,545    21.66      2.95        425,626     21.88     2.78        450,144      23.75     2.86
Time deposits                  834,147    41.01      5.45        778,602     40.02     5.34        717,064      37.83     5.17
                            ----------   ------               ----------    ------              ----------    -------

                            $2,034,030   100.00               $1,945,528    100.00              $1,895,650     100.00
                            ==========   ======               ==========    ======              ==========     ======

        The Banks traditionally price their deposits to position themselves in the middle of the local market. The Banks' policy is not to accept brokered deposits.

        Time certificates of deposit of $100,000 and over at December 31, 1997 had maturities as follows:
                             December 31, 1997
                           (Amounts in thousands)

Three months or less             $100,267
Over three through six months      51,402
Over six through twelve months     39,959
Over twelve months                 68,650
                                 --------
Total                            $260,278
                                 ========

Short-Term Borrowings:

        The following table sets forth certain information concerning the Company's short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase.

                                                     Years ended December 31,
                                                    1997        1996         1995
                                                  ---------   --------- -----------
                                                         (Amounts in thousands)
Federal funds purchased:
  Amount outstanding at period-end                $      0    $      0    $ 11,300
  Weighted average interest at period-end             0.00%       0.00%       3.12%
  Maximum amount at any month-end during period   $  5,875    $ 19,725    $ 16,325
  Average amount outstanding during period        $  2,304    $ 11,425    $ 15,284
  Weighted average interest rate during period        4.64%       4.80%       5.65%

Securities sold under agreements to repurchase:
  Amount outstanding at period-end                $170,534    $ 87,609    $ 55,285
  Weighted average interest at period-end             4.61%       4.25%       2.50%
  Maximum amount at any month end during-period   $172,827    $156,595    $ 88,070
  Average amount outstanding during period        $118,855    $ 79,411    $ 53,924
  Weighted average interest rate during period        4.44%       4.36%       4.12%


Liquidity:

        Liquidity represents an institution's ability to provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets into cash or accessing new or existing sources of incremental funds. The principal sources of funds that provide liquidity are customer deposits, payments of interest and principal on loans, maturities in and sales of investment securities, earnings and borrowings. At December 31, 1997, cash and due from banks, securities available-for-sale, federal funds sold and repurchase agreements were in excess of 15% of total deposits.

        The Company depends upon the dividends paid to it from the Banks as a principal source of funds for its debt service and dividend requirements. As of December 31, 1997, there was approximately $100 million available to be dividended to the Company from the Banks.

Capital Resources:

        Risk-based and leverage capital ratios for the Company and the Banks for the periods indicated are shown in the following table:

                                   Risk-Based Capital Ratios                    Tier 1 Leverage
                   -----------------------------------------------------   --------------------------
                              Total                     Tier 1                      Ratio
                   --------------------------   -------------------------  ---------------------------
                   December 31,  December 31,   December 31, December 31,   December 31,  December 31,
                      1997          1996          1997         1996           1997         1996
                      ----          ----          ----         ----           ----         ----

Hancock Bank MS      18.45%       18.62%         17.65%      17.79%           9.75%       10.10%
Hancock Bank LA      20.58        19.63          19.33       18.38           10.94        10.54
Company              19.18        19.02          18.22       18.03           10.24        10.37

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

New Accounting Standards:

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") "Reporting Comprehensive Income" which requires that an enterprise report by major components and as a single total, the change in net assets during the period from non-owner sources and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997. The Company is in the process of reviewing its operating segments.

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

        The building has been leased from the City of Gulfport in connection with a urban development revenue bond issue. The bonds matured and were paid in full during 1997. Hancock Bank MS, however, effectively has had ownership of the building since title to the facility reverts when all outstanding bonds have been paid. For this reason, the Company has carried the building as an asset and the bonds as a long term payable on its balance sheet. Pending the filing of certain documents, ownership will legally transfer to the Company.

        The following banking offices in Mississippi and Louisiana are held in fee (number of locations shown in parenthesis):

        Albany, LA               (1)       Hammond, LA              (2)
        Angie, LA                (1)       Independence, LA         (1)
        Baker, LA                (1)       Long Beach, MS           (2)
        Baton Rouge, LA         (13)       Loranger, LA             (1)
        Bay St. Louis, MS        (2)       Lyman, MS                (1)
        Biloxi, MS               (3)       Moss Point, MS           (1)
        Bogalusa, LA             (1)       Mt. Hermon, LA           (1)
        Denham Springs, LA       (4)       Ocean Springs, MS        (2)
        D'Iberville, MS          (1)       Pascagoula, MS           (4)
        Escatawpa, MS            (1)       Pass Christian, MS       (1)
        Franklinton, LA          (1)       Picayune, MS             (2)
        French Settlement, LA    (1)       Ponchatoula, LA          (1)
        Gautier, MS              (1)       Poplarville, MS          (1)
        Gulfport, MS             (7)       Walker, LA               (1)
                                           Waveland, MS             (1)


        The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms of from one to thirty-four years including renewal options (number of locations shown in parenthesis):

        Baton Rouge, LA          (5)       Hammond, LA              (1)
        Bay St. Louis, MS        (3)       Pascagoula, MS           (1)
        Biloxi, MS               (1)       Picayune, MS             (2)
        Diamondhead, MS          (1)       St. Francisville, LA     (1)
        Gulfport, MS             (4)       Springfield, LA          (1)
                                           Vancleave, MS            (1)

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

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                        PART II

                    ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
                                 AND RELATED STOCKHOLDER MATTERS

        The information under the caption "Market  Information" on page 6 of the
Company's  1997  Annual  Report  to  Stockholders  is  incorporated   herein  by
reference.

                           ITEM 6 - SELECTED FINANCIAL DATA

        The information under the caption "Consolidated Summary of Selected Financial Information" on Page 7 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

                      ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 35 and 36 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

      ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

        In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Company's interest rate management policy is designed to produce a stable net interest margin in periods of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. Management also reviews the Company's securities portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

        In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long and short-term interest rates.

        The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At December 31, 1997 the Company had

$273 million of regular savings and club accounts and $470 million of money market and NOW accounts, representing 46.4% of total interest-bearing depositor accounts.

        One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. NPV includes shareholder equity of the Company as reported in the financial statements, adjusted for changes in the carrying value of investments, loans and certificates of deposit, when considering changes in market values on a pre-tax basis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following table sets forth, at December 31 1997, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from an instantaneous and sustained parallel shift in the yield curve (+ or - 400 basis points, measured in 100 basis point increments).

Change in                                         Estimated Increase
 Interest         Estimated                      (Decrease) in NPV
  Rates          NPV Amount                      Amount      Percent
-----------      -----------                     ---------------------
(Basis Points)                                 (Dollars in thousands)

   +400           $ 125,143                $( 159,398)              (56)
   +300             167,841                 ( 116,700)              (41)
   +200             205,447                 (  79,094)              (29)
   +100             244,874                 (  39,667)              (14)
   ----             284,541                       ----              ----
   -100             315,631                    31,090                11
   -200             346,406                    61,865                22
   -300             378,736                    94,195                33
   -400             411,955                   127,414                45

        Certain assumptions in assessing the interest rate risk were employed in preparing data for the Company included in the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above. In addition, a change in U. S. Treasury rates in the designated amounts accompanied by a change in the shape of the U. S. Treasury yield curve would cause significantly different changes to the NPV than indicated above.

        As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or period to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

        The  Company  does not  currently  engage in trading  activities  or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

        Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     Forward Looking Information - Congress passed the Private Securities Litigation Reform Act 0f 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This act provides a safe harbor for such disclosure which protects companies from unwarranted litigation if actual results are different from management expectations. This report contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements.

             ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following  consolidated  financial statements of the
   Company and  subsidiaries,  and the  independent  auditors'
   report, appearing on Pages 18 through 34 of the  Company's  1997 Annual
  Report   to    Stockholders    is   incorporated herein by reference:

                    Consolidated Balance Sheets on Page 18
                Consolidated Statements of Earnings on Page 19
          Consolidated Statements of Stockholders' Equity on Page 20
               Consolidated Statements of Cash Flows on Page 21
       Notes to Consolidated Financial Statements on Pages 22 through 33
                    Independent Auditors' Report on Page 34

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

                                       PART III

             ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning this item, see "Election of Directors" (Pages 3-7) and "Executive Compensation" (Pages 8-13) in the Proxy Statement for the Annual Meeting of Shareholders held February 19, 1998, which was filed by the Registrant in definitive form with the Commission on January 20, 1998 and is incorporated herein by reference.


                           ITEM 11 - EXECUTIVE COMPENSATION

        For information concerning this item see "Executive Compensation" (Pages 8-13) in the Proxy Statement for the Annual Meeting of Shareholders held February 19, 1998, which was filed by the Registrant in definitive form with the Commission on January 20, 1998 and is incorporated herein by reference.


    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        For information concerning this item see "Security Ownership of Certain Beneficial Owners" (Page 4) and "Election of Directors" (Pages 3-7) in the Proxy Statement for the Annual Meeting of Shareholders held February 19, 1998, which was filed by the Registrant in definitive form with the Commission on January 20, 1998 and is incorporated herein by reference.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For information concerning this item see "Certain Transactions and Relationships" (Page 14) in the Proxy Statement for the Annual Meeting of

Shareholders held February 19, 1998, which was filed by the Registrant in definitive form with the Commission on January 20, 1998 and is incorporated herein by reference.

                                        PART IV

       ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Hancock Holding Company and Consolidated Subsidiaries
(a) 1. and 2. Consolidated Financial Statements:

        The following have been incorporated herein from the Company's 1997 Annual Report to Stockholders and are incorporated herein by reference:

        - Independent Auditors' Report
        - Consolidated Balance Sheets as of December 31, 1997 and 1996 - Consolidated Statements of Earnings for the three years ended December 31, 1997
        - Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1997
        - Consolidated Statements of Cash Flows for the three years ended December 31, 1997
        - Notes to Consolidated Financial Statements for the three years ended December 31, 1997

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

   (2.9) Agreement and Plan of Reorganization dated January 17, 1997 among Hancock Holding Company, Hancock Bank of Louisiana and Southeast

           National Bank, Hammond, Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 333-14223, dated October 16, 1996).

  (2.10) Agreement and Plan of Reorganization dated July 16, 1997 among Hancock Holding Company, Hancock Bank of Louisiana and Commerce Corporation, St. Francisville, Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 323-26577, dated May 6,
           1997).

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

   (3.7) Articles of Amendment to the Articles of Incorporation adopted February 20, 1997 (filed as Exhibit 3.7 to the Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

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

  (10.2) Description of Hancock Bank Executive Supplemental Reimbursement Plan, as amended (filed as Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

  (10.3) Description of Hancock Bank Automobile Plan (filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

  (10.4) Description of Deferred Compensation Arrangement for Directors (filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

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

  (13) Annual Report to Stockholders for year ending December 31, 1997 (furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

  (21) Proxy Statement for the Registrant's Annual Meeting of Shareholders on February 19, 1998 (deemed "filed" for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

  (22)    Subsidiaries of the Registrant.

                               Jurisdiction              Holder of
Name                         Of Incorporation        Outstanding Stock (1)
------------                 ----------------        ------------------------
Hancock Bank                    Mississippi          Hancock Holding Company
Hancock Bank of Louisiana       Louisiana            Hancock Holding Company
Hancock Bank Securities
  Corporation                   Mississippi          Hancock Bank
Hancock Insurance Agency        Mississippi          Hancock Bank
Hancock Investment Services
  Inc.                          Mississippi          Hancock Bank
Town Properties, Inc.           Mississippi          Hancock Bank
The Gulfport Building, Inc.
 of Mississippi                 Mississippi          Hancock Bank
Harrison Finance Company        Mississippi          Hancock Bank
Hancock Mortgage Corporation    Mississippi          Hancock Bank and
                                                     Hancock Bank Securities
                                                         Corporation
Harrison Life Insurance         Mississippi          79% owned by Hancock
 Company                                             Bank

   (1)   All are 100% owned except as indicated.

  (23)   Consent of Independent Accountants.

  (27)   Financial Data Schedule.

(b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c):

               The response to this portion of Item 14 is submitted as a separate section of this report.

(d):
               Not applicable.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANCOCK HOLDING COMPANY


DATE    March 25, 1998                   /s/ Leo W. Seal, Jr.
     -----------------------            ---------------------
                                       By Leo W. Seal, Jr., President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Leo W. Seal, Jr.            President and Director       March 25, 1998
------------------------------
 Leo W. Seal, Jr.                (Chief Executive Officer)



 /s/ Joseph F. Boardman, Jr.     Director,                    March 25, 1998
------------------------------
 Joseph F. Boardman, Jr.         Chairman of the Board



 /s/ Thomas W. Milner, Jr.       Director                     March 25, 1998
------------------------------
 Thomas W. Milner, Jr.



 /s/ George A. Schloegel         Director,                    March 25, 1998
------------------------------
 George A. Schloegel             Vice-Chairman of the Board
                                 Chief Financial Officer
                                 (Principal Accounting
                                  and Financial Officer)


 /s/ Dr. Homer C. Moody, Jr.     Director                     March 25, 1998
------------------------------
 Dr. Homer C. Moody, Jr.



 /s/ James B. Estabrook, Jr.     Director                     March 25, 1998
------------------------------
 James B. Estabrook, Jr.



 /s/ Charles H. Johnson          Director                     March 25, 1998
------------------------------
 Charles H. Johnson



 /s/ L. A. Koenenn, Jr.          Director                     March 25, 1998
------------------------------
 L. A. Koenenn, Jr.



 /s/ Victor Mavar                Director                     March 25, 1998
------------------------------
 Victor Mavar

EXHIBIT INDEX


13    Only  Pages 5,6,7 and 18-36 of the Registrant's  Annual  Report  to
Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report of Form 10-K.

23    Independent Auditor's Consent.

27    Financial Data Schedule.