Form 10-Q
period 1998-03-31
HANCOCK HOLDING CO
filed 1998-05-14
CIK 750577

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                      FORM 10-Q


      --X-      Quarterly Report Pursuant to Section 13 or 15 (d)
      --X-      of the Securities Exchange Act of 1934

      ----      Transition Report Pursuant to Section 13 or 15(d)
      ----      of the Securities Exchange Act of 1934


For Quarter Ending        March 31, 1998

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


                                         Yes   X         NO
                                             -----          --------

10,910,570 Common Shares were outstanding as of April 29, 1998 for financial statement purposes.

                          HANCOCK HOLDING COMPANY

                                   INDEX

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  March 31, 1998 and December 31, 1997                           3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended March 31, 1998 and 1997                     4


  Condensed Consolidated Statements of Cash Flows --
  Three Months Ended March 31, 1998 and 1997                     5


  Notes to Condensed Consolidated Financial
  Statements                                                   6 - 7


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 10


PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote                         11
         of Security Holders

ITEM 6.  Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                       12


                                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)

                                                               Unaudited)
                                                                March 31,           December 31,
ASSETS:                                                           1998                  1997   *
                                                            ------------            -------------
  Cash and due from banks (non-interest bearing)             $   116,032              $   113,125
  Interest-bearing time deposits with other banks                    596                    2,068
  Securities available-for-sale (cost of $269,950
    and $163,531)                                                269,715                  163,633
  Securities held-to-maturity (market value of $917,105
    and $924,958)                                                908,579                  916,362
  Federal funds sold and securities purchased under
    agreements to resell                                          79,511                   35,500
  Loans, net of unearned income                                1,226,178                1,220,630
    Less:  Reserve for loan losses                               (21,109)                 (21,000)
                                                            ------------              -----------
    Net loans                                                  1,205,069                1,199,630
  Property and equipment, at cost,
    less accumulated depreciation of $47,531 and $46,285          42,659                   42,810
  Other real estate                                                2,412                    2,357
  Accrued interest receivable                                     20,748                   20,977
  Other assets                                                    46,842                   41,495
                                                            ------------              -----------
       TOTAL ASSETS                                          $ 2,692,163              $ 2,537,957
                                                             ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing demand                              $   467,481              $   462,731
    Interest-bearing savings, NOW, money market
      and other time                                           1,727,703                1,599,917
                                                            ------------              -----------
         Total deposits                                        2,195,184                2,062,648
  Federal funds purchased and securities sold under
    agreements to repurchase                                     184,527                  170,534
  Other liabilities                                               17,541                   14,923
  Long-term bonds                                                  1,279                    1,279
                                                            ------------              -----------
       TOTAL LIABILITIES                                       2,398,531                2,249,384
                                                            ------------              -----------
STOCKHOLDERS' EQUITY:
  Common stock                                                    36,872                   36,872
  Capital surplus                                                200,153                  200,766
  Undivided profits                                               57,246                   51,401
  Unrealized (loss) gain on securities available-for-sale           (153)                      66
  Unearned Compensation                                             (486)                    (532)
                                                            ------------              -----------
       TOTAL STOCKHOLDERS' EQUITY                                293,632                  288,573
                                                            ------------              -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 2,692,163              $ 2,537,957
                                                             ===========              ===========


       * The balance sheet at December 31, 1997 has been taken from the audited balance sheet at that date.

         See notes to condensed consolidated financial statements.



                   HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED
                 (Amounts in thousands except per share data)

                                                    Three Months Ended March 31,
INTEREST INCOME:                                        1998            1997
                                                    -----------     ------------
  Interest and fees on loans                        $  29,589       $  28,648
  Interest on:
    U. S. Treasury Securities                           3,757           3,054
    Obligations of other U.S. government agencies
      and corporations                                  7,057           9,161
    Obligations of states and political subdivisions    1,347             935
  Interest on federal funds sold and securities
    purchased under agreements to resell                1,347             686
  Interest on time deposits and other                   4,845           1,816
                                                    -----------     ------------
     Total interest income                             47,942          44,300
                                                    -----------     ------------

INTEREST EXPENSE:
  Interest on deposits                                 17,420          15,875
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                 1,796           1,106
  Interest on bonds and notes                              32              22
                                                    -----------     ------------
     Total interest expense                            19,248          17,003
                                                    -----------     ------------

NET INTEREST INCOME                                    27,694          27,297
Provision for loan losses                               1,359             836
                                                    -----------     ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    27,335          26,461
                                                    -----------     ------------

Non-Interest Income:
  Service charges on deposit accounts                   4,656           4,391
  Income from fiduciary activities                        636             852
  Securities gains (losses)                               (63)              2
  Other                                                 1,883           1,729
                                                    -----------     ------------
     Total non-interest income                          7,112           6,974
                                                    -----------     ------------

Non-Interest Expense:
  Salaries and employee benefits                       11,866          11,190
  Net occupancy expense of premises
    and equipment expense                               2,812           3,460
  Other                                                 7,561           6,503
                                                    -----------     ------------
     Total non-interest expense                        22,239          21,153
                                                    -----------     ------------
EARNINGS BEFORE INCOME TAXES                           12,208          12,282
INCOME TAXES                                            4,155           4,025
                                                    -----------     ------------
NET EARNINGS                                        $   8,053       $   8,257
                                                    ===========     ============

NET EARNINGS PER COMMON SHARE                       $    0.74       $    0.76
                                                    ===========     ============

DIVIDENDS PAID PER COMMON SHARE                     $    0.25       $    0.25
                                                    ===========     ============

WEIGHTED AVERAGE NUMBER OF COMMON                      10,917          10,816
 SHARES OUTSTANDING
                                                    ===========     ============

See notes to condensed consolidated financial statements.




                            HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            UNAUDITED
                                     (Amounts in thousands)

                                                    Three Months Ended March 31,
                                                        1998              1997
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                        $   8,053       $   8,257
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                        1,280           1,139
      Provision for loan losses                           1,359             865
      Provision for losses on real estate owned              83              80
         Losses on sales of securities                       63       (       2)
      Decrease (increase) in interest receivable      (     229)            801
         Amortization of intangible assets                  598             542
      Increase (decrease) in interest payable               767       (     280)
      Other, net                                      (   5,560)          2,818
                                                      ---------       ---------
    Net cash provided by Operating Activities             6,414          14,220
                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing
    time deposits                                         1,472             804
  Proceeds from sales and maturities of securities
    held-to-maturity                                    100,973          65,561
  Purchase of securities held-to-maturity              ( 93,190)       (139,069)
  Proceeds from sales and maturities of securities
    available-for-sale                                   22,062          19,107
  Purchase of securities available-for-sale            (128,144)       (  1,000)
  Net decrease in federal funds sold and
    securities purchased under agreements to resell    ( 44,011)       ( 53,000)
  Net (increase) decrease in loans                     (  5,439)          1,866
  Purchase of property and equipment, net              (  1,130)       (    822)
  Proceeds from sales of other real estate                  139             278
  Net cash paid in connection with purchase
    transaction                                                        (  1,397)
    Net cash used in Investing Activities              (147,268)       (107,672)
                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                              132,536          79,123
  Dividends paid                                       (  2,769)       (  2,752)
  Net increase in federal funds purchased
    and securities sold under agreements to repurchase
    and other temporary funds                            13,994          25,767
                                                      ---------       ---------
    Net cash provided by Financing Activities           143,761         102,138
                                                      ---------       ---------
NET INCREASE IN CASH AND DUE FROM BANKS                   2,907           8,686


CASH AND DUE FROM BANKS, BEGINNING                      113,125         119,483
                                                      ---------       ---------

CASH AND DUE FROM BANKS, ENDING                       $ 116,032       $ 128,169
                                                      ==========      =========



See notes to condensed consolidated financial statements.

                 HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 UNAUDITED
               (Three Months Ended March 31, 1998 and 1997)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

        The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 1997 Annual Report to Shareholders.


RECENT CHANGES IN FINANCIAL ACCOUNTING STANDARDS

        The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) effective January 1, 1998.
SFAS 130 establishes standards for reporting and display of comprehensive income and its major components. Comprehensive income includes net income and other comprehensive income which, in the case of the Company, only includes unrealized gains and losses on investments available for sale.
        Following is a summary of the Company's comprehensive income for the three months ended March 31, 1998 and 1997.

                                 (Amounts in thousands)
                                                    Three Months Ended March 31,
                                                        1998           1997
                                                    ------------     ----------
 Net Earnings                                       $  8,053        $  8,257
 Other Comprehensive Income (net of income tax):
        Unrealized Holding (Losses)/Gains            (   219)             51
                                                    ------------    -----------
 Comprehensive Income                               $  7,834        $  8,308
                                                    ============    ===========


        In June 1997, the Financial Accounting Standards Board issued SFAS
No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements became effective for fiscal years beginning after December 15, 1997. The Company is in the process of reviewing its operating segments.


PROPOSED ACQUISITION

     In April 1998, the Company entered into an Agreement for the acquisition of American Security Bancshares of Ville Platte, Inc. (American Security), Ville Platte, Louisiana and its subsidiary, American Security Bank (ASB). The merger will be consummated by the exchange of all outstanding shares of American Security stock in return for approximately 990,000 shares of common stock of the Company. Completion of the merger is contingent upon approval by American Security's shareholders and appropriate regulatory authorities. It is anticipated that ASB will initially remain a separate wholly-owned subsidiary of the Company.

       It is intended that the merger will be accounted for using the pooling of interests method. American Security had total assets of approximately $230,000,000 as of December 31, 1997 and net earnings of approximately $2,775,000 for the year then ended.

                                       HANCOCK HOLDING COMPANY
                                       MANAGEMENT'S DISCUSSION AND ANALYSIS



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

      The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                 March 31,      December 31,
                                                   1998             1997
                                                 ---------      ------------
Total securities to total deposits                 53.68%          52.36%


Total loans (net of unearned
     discount) to total deposits                   55.86%          59.18%


Interest-earning assets
     to total assets                               92.29%          92.13%


Interest-bearing deposits
     to total deposits                             78.70%          77.57%


Capital Resources

        The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                                 March 31,      December 31,
                                                   1998            1997
                                                 ---------      ------------
Equity capital to total assets (1)                 10.91%          11.37%


Total capital to risk-weighted assets (2)          19.34%          19.18%


Tier 1 Capital to risk-weighted                    18.83%          18.22%
  assets (3)


Leverage Capital to total assets (4)                9.87%          10.24%


Property and equipment to equity capital           14.52%          14.84%


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


RESULTS OF OPERATIONS

Net Earnings

        Net earnings decreased $204,000 or 2.5% for the first quarter of 1998 compared to the first quarter of 1997. The decrease in earnings is attributable, in part, to an increase in the loan loss provision charged to income resulting from the Company taking a more aggressive stance in the
monitoring of loans and potential future collectibility.   The Company has also
accrued additional income tax expense to more closely match this liability with the period in which it is incurred.

                                                Three Months Ended March 31,
                                                    1998           1997
                                                 ---------      ------------
Results of Operations:


  Return on average assets                           1.23%          1.38%


  Return on average equity                          11.25%         12.21%


Net Interest Income:


  Return on average interest-earning assets
    (tax equivalent)                                 8.10%          8.29%


  Cost of average interest-bearing funds             4.19%          4.09%


  Net interest spread                                3.91%          4.20%

                                                    ======         ======
  Net yield on interest-earning assets
    (net interest income on a tax equivalent basis
    divided by average interest-earning assets)      4.91%          5.15%

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

                                                Three Months Ended March 31,
                                                     1998          1997
                                                 ---------      ------------
Annualized net charge-offs to average loans           0.41%         0.40%

Annualized provision for loan losses to average       0.45%         0.28%
  loans

Average reserve for loan losses to average loans      1.74%         1.69%


Income Taxes

        The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first three months of 1998 was $1,572,000 compared to $1,115,000 for the comparable period in 1997. Income tax expense increased from $4,025,000 in the first three months of 1997 to $4,155,000 in the first three months of 1998.

                            Part II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A.     Annual Meeting held February 19, 1998.

        B.     Directors elected at the Annual Meeting held February 19, 1998:

                                                   Votes Cast
                                              Affirmed     Withheld

               1.  James B. Estabrook, Jr.  8,569,389.7     8,798.4
               2.  Victor Mavar             8,567,290.5    10,897.6
               3.  Leo W. Seal, Jr.         8,574,010.7     4,177.4

               Continuing Directors:

               4.  Joseph F. Boardman, Jr.
               5.  Charles H. Johnson
               6.  Thomas W. Milner, Jr.
               7.  L. A. Koennen, Jr.
               8.  Dr. Homer C. Moody
               9.  George A. Schloegel

        C.(1) Approval of Deloitte & Touche LLP as the independent public accountants of the Company. Approval was made with a favorable vote of 99.8%



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit (27)  Selected financial data.

                                                       SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANCOCK HOLDING COMPANY
                                                  Registrant


     May 14, 1998                 By:    /s/ Leo W. Seal, Jr.
        Date                             Leo W. Seal, Jr.
                                         President and CEO



     May 14, 1998                 By:    /s/ George A. Schloegel
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



     May 14, 1998                 By:    /s/ Carl J. Chaney
        Date                             Carl J. Chaney
                                         Chief Financial Officer

                                                           SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANCOCK HOLDING COMPANY
                                                  Registrant


     May 14, 1998                 By:
        Date                             Leo W. Seal, Jr.
                                         President and CEO



     May 14, 1998                 By:
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



     May 14, 1998                 By:
        Date                             Carl J. Chaney
                                         Chief Financial Officer