Form 10-Q
period 1998-06-30
HANCOCK HOLDING CO
filed 1998-08-13
CIK 750577

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549


                                      FORM 10-Q


        X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ending        June 30, 1998
--------------------------------------------------------------------------------
Commission File Number     0-13089
--------------------------------------------------------------------------------


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

                              (228) 868-4635
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

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

                          YES     X         NO
                              --------             ---------

10,488,175 Common Shares were outstanding as of August 3, 1998 for financial statement purposes.

                                HANCOCK HOLDING COMPANY

                                         INDEX

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  June 30, 1998 and December 31, 1997                           3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended June 30, 1998 and 1997                     4


  Condensed Consolidated Statements of Cash Flows --
  Three Months Ended June 30, 1998 and 1997                     5


  Notes to Condensed Consolidated Financial
  Statements                                                   6 - 7


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 10


ITEM 3.       Quantitative and Qualitative Disclosures
  About Market Risk                                              11

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                       12

ITEM 5.  Other Information                                       12

ITEM 6.  Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                       13

                                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Amounts in thousands)

                                                                                     (Unaudited)
                                                                                       June 30,              December 31,
                                                                                         1998                  1997   *
                                                                                    -------------          --------------
ASSETS:
   Cash and due from banks (non-interest bearing)                                    $  128,088             $  113,125
   Interest-bearing time deposits with other banks                                          596                  2,068
   Securities available-for-sale (cost of $342,357
     and $163,531)                                                                      342,223                163,633
   Securities held-to-maturity (market value of $884,009
     and $924,958)                                                                      875,362                916,362
   Federal funds sold and securities purchased under
     agreements to resell                                                                43,500                 35,500
   Loans, net of unearned income                                                      1,227,194              1,220,630
     Less:  Allowance for loan losses                                                   (20,688)               (21,000)
                                                                                    -------------          --------------
     Net loans                                                                        1,206,506              1,199,630
   Property and equipment, at cost,
     less accumulated depreciation of $48,801 and $46,285                                45,751                 42,810
   Other real estate                                                                      2,384                  2,357
   Accrued interest receivable                                                           22,603                 20,977
   Other assets                                                                          49,206                 41,495
                                                                                    -------------          --------------
        TOTAL ASSETS                                                                 $2,716,219             $2,537,957
                                                                                    =============          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Deposits:
     Non-interest bearing demand                                                     $  489,299             $  462,731
     Interest-bearing savings, NOW, money market
       and other time                                                                 1,792,865              1,599,917
                                                                                    -------------          --------------
        Total deposits                                                                2,282,164              2,062,648
   Federal funds purchased and securities sold under
     agreements to repurchase                                                           118,842                170,534
   Other liabilities                                                                     15,740                 14,923
   Long-term bonds                                                                            0                  1,279
                                                                                    -------------          --------------
        TOTAL LIABILITIES                                                             2,416,746              2,249,384
                                                                                    -------------          --------------

COMMITMENT AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
   Common stock                                                                          36,872                 36,872
   Capital surplus                                                                      200,316                200,766
   Undivided profits                                                                     62,858                 51,401
   Unrealized (loss) gain on securities available-for-sale                                  (87)                    66
   Unearned Compensation                                                                   (486)                  (532)
                                                                                    -------------          --------------
        TOTAL STOCKHOLDERS' EQUITY                                                      299,473                288,573
                                                                                    -------------          --------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $2,716,219             $2,537,957
                                                                                    =============          ==============


     * The balance sheet at December 31, 1997 has been taken from the audited balance sheet at that date.

         See notes to condensed consolidated financial statements.



                  HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  UNAUDITED
                (Amounts in thousands except per share data)






                                                                Three Months Ended June 30,              Six Months Ended June 30,
                                                                ---------------------------              -------------------------
INTEREST INCOME:                                                1998                  1997                 1998           1997
                                                             ----------            ---------            ---------      ----------
    Interest and fees on loans                               $  28,643             $  29,030            $  58,231      $  57,678
    Interest on:
      U. S. Treasury Securities                                  3,793                 3,645                7,550          6,699
      Obligations of other U.S. government agencies
        and corporations                                         7,459                 9,189               14,516         18,350
      Obligations of states and political subdivisions           1,686                   991                3,033          1,926
    Interest on federal funds sold and securities
      purchased under agreements to resell                         974                   474                2,321          1,160
    Interest on time deposits and other                          5,438                 2,370               10,284          4,185
                                                             ----------            ---------            ---------      ----------
       Total interest income                                    47,993                45,699               95,935         89,998
                                                             ----------            ---------            ---------      ----------
INTEREST EXPENSE:
    Interest on deposits                                        18,437                16,554               35,858         32,429
    Interest on federal funds purchased and securities
      sold under agreements to repurchase                        2,302                 1,199                4,097          2,306
    Interest on bonds and notes                                     29                    30                   58             51
                                                             ----------            ---------            ---------      ----------
       Total interest expense                                   20,768                17,783               40,013         34,786
                                                             ----------            ---------            ---------      ----------
NET INTEREST INCOME                                             27,225                27,916               55,922         55,212
Provision for loan losses                                          929                 1,509                2,288          2,344
                                                             ----------            ---------            ---------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             26,296                26,407               53,634         52,868
                                                             ----------            ---------            ---------      ----------
Non-Interest Income:
    Service charges on deposit accounts                          4,780                 4,507                9,437          8,898
    Income from fiduciary activities                               783                   651                1,418          1,503
    Securities gains (losses)                                        0                    (1)                 (63)             1
    Other                                                        2,509                 1,996                4,391          3,725
                                                             ----------            ---------            ---------      ----------
       Total non-interest income                                 8,072                 7,153               15,183         14,127
                                                             ----------            ---------            ---------      ----------


Non-Interest Expense:
    Salaries and employee benefits                              11,631                11,034               23,497         22,224
    Net occupancy expense of premises
      and equipment expense                                      3,419                 3,487                6,231          6,947

    Other                                                        6,696                 6,221               14,258         12,724
                                                             ----------            ---------            ---------      ----------
       Total non-interest expense                               21,746                20,742               43,986         41,895
                                                             ----------            ---------            ---------      ----------
EARNINGS BEFORE INCOME TAXES                                    12,622                12,818               24,831         25,100
INCOME TAXES                                                     4,087                 4,625                8,242          8,650
                                                             ----------            ---------            ---------      ----------
NET EARNINGS                                                 $   8,535             $   8,193            $  16,589      $  16,450
                                                             ==========            =========            =========      ==========
BASIC AND DILUTED EARNINGS PER COMMON SHARE                  $    0.78             $    0.76            $    1.52      $    1.52
                                                             ==========            =========            =========      ==========
DIVIDENDS PAID PER COMMON SHARE                              $    0.25             $    0.25            $    0.50      $    0.50
                                                             ==========            =========            =========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            10,910                10,840               10,911         10,830
                                                             ==========            =========            =========      ==========

See notes to condensed consolidated financial statements.

                                                       Page 4 of 13

                      HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      UNAUDITED
                                                      (Amounts in thousands)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                             1998       1997
                                                          ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                           $  16,589  $  16,450
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation                                           2,550      2,297
       Provision for loan losses                              2,288      2,344
       Provision for losses on real estate owned                 88         80
       Losses (gains) on sales of securities                     63   (      2)
      Increase in interest receivable                      (  1,626)  (    201)
       Amortization of intangible assets                      1,200      1,095
       Increase (decrease) in interest payable                  694   (    128)
       Other, net                                          ( 10,694)     5,284
                                                           ---------  ---------
     Net cash provided by Operating Activities               11,152     27,219
                                                           ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in interest-bearing
     time deposits                                            1,472        973
   Proceeds from sales of securities
     held-to-maturity                                       206,906    137,959
   Purchase of securities held-to-maturity                 (165,906)  (213,717)
   Proceeds from sales and maturities of securities
     available-for-sale                                      24,365     24,522
   Purchase of securities available-for-sale               (202,955)  (  8,009)
   Net decrease in federal funds sold and
     securities purchased under agreements to resell       (  8,000)  ( 32,000)
   Net increase in loans                                   (  9,165)  (  7,346)
   Purchase of property and equipment, net                 (  5,491)  (    875)
   Proceeds from sales of other real estate                     298        511
   Net cash paid in connection with purchase
     transaction                                                  0   (  1,397)
                                                           ---------  ---------
     Net cash used in Investing Activities                 (158,476)  ( 99,379)
                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                 219,516     72,570
   Dividends paid                                          (  5,537)  (  5,504)
   Net (decrease) increase in federal funds purchased
     and securities sold under agreements to repurchase
     and other temporary funds                             ( 51,692)     23,517
                                                           ---------  ---------
     Net cash provided by Financing Activities              162,287      90,583
                                                           ---------  ---------
NET INCREASE IN CASH AND DUE FROM BANKS                      14,963     18,423


CASH AND DUE FROM BANKS, BEGINNING                          113,125    119,483
                                                           ---------  ---------
CASH AND DUE FROM BANKS, ENDING                           $ 128,088  $ 137,906
                                                           =========  =========
See notes to condensed consolidated financial statements.

                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          UNAUDITED
                          (Six Months Ended June 30, 1998 and 1997)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------
The accompanying unaudited condensed consolidated financial statements include the accounts of hancock holding company, its wholly-owned banks, hancock bank and hancock bank of louisiana and other subsidiaries. Intercompany profits,transactions and balances have been eliminated in consolidation.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the informationand footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expectedfor the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 1997 Annual Report to Shareholders.

RECENT CHANGES IN FINANCIAL ACCOUNTING STANDARDS
------------------------------------------------
The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its major components. Comprehensive income includes net income and other comprehensive income which, in the case of the Company, only includes unrealized gains and losses on investments available for sale.

     Following is a summary of the Company's comprehensive income for the three and six months ended June 30, 1998 and 1997.

                                                        (Amounts in thousands)
                                                      Three Months Ended June 30,                Six Months Ended June 30,
                                                      ---------------------------                -------------------------
                                                      1998                  1997                 1998                 1997
                                                    --------              --------             --------             --------
Net Earnings                                        $  8,535              $  8,193             $ 16,589             $ 16,450
Other Comprehensive Income (net of income tax):
 Unrealized Holding (Losses)/Gains                        66                    32                 (153)                  83
                                                     --------              --------             --------             --------

Comprehensive Income                                $  8,601              $  8,225             $ 16,436             $ 16,533
                                                    ========              ========             ========             ========



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

PROPOSED ACQUISITION
--------------------
On April 14, 1998 the Company entered into an agreement for the acquisition of American Security Bancshares of Ville Platte, Inc. (American Security), Ville Platte, Louisiana and its subsidiary, American Security Bank (ASB). On June 17, 1998 the Company was notified that ASB had failed to renew a lease of one of its branch locations, which accounted for approximately 17% of its total deposits and approximately 32% of its total loans at March 31, 1998.

The Company determined that American Security will not be able to comply with terms of the agreement, including the representations and warranties, because of the loss of the lease by American Security. The Company began discussions with American Security to determine a solution to resolve the loss of the lease, including a possible mutual termination of the agreement. On July 27, 1998 American Security filed a lawsuit against the Company in the 13th Judicial District Court of the Parish of Evangeline seeking, among other things, specific performance of the merger agreement. American Security asserts that the Company does not have the right to terminate the agreement and that the Company has breached the agreement by asserting that it is terminated. The Company intends to vigorously pursue all remedies available to it, however, there can be no assurance that the Company will prevail in such litigation.

                                  HANCOCK HOLDING COMPANY
                                  -----------------------
                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           ------------------------------------
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      ------------------------------------------------


The following discussion provides management's analysis of certain factors which have affected the Company's financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements.
CHANGES IN FINANCIAL CONDITION
------------------------------
Liquidity
---------
The Company manages liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and securities held-to-maturity and sales of securities available-for-sale.


     The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                                 June 30,            March 31,        Dec. 31,
                                                                   1998               1998              1997
                                                               ----------          ----------         ---------
Total securities to total deposits                                53.35%             53.68%            52.36%
Total loans (net of unearned
     discount) to total deposits                                  53.77%             55.86%            59.18%
Interest-earning assets
     to total assets                                              91.63%             92.29%            92.13%
Interest-bearing deposits
     to total deposits                                            78.56%             78.70%            77.57%


Capital Resources
-----------------
     The Company  continues  to maintain an adequate  capital  position,  as the following ratios indicate:
                                                               June 30,          March 31,          Dec. 31,
                                                                 1998               1998              1997
                                                               ----------          ----------         ---------

Equity capital to total assets (1)                                11.03%             10.91%            11.37%

Total capital to risk-weighted assets (2)                         19.48%             19.34%            19.18%

Tier 1 Capital to risk-weighted
  assets (3)                                                      18.96%             18.83%            18.22%

Leverage Capital to total assets (4)                              10.01%              9.87%            10.24%

Property and equipment to equity capital                          15.27%             14.52%            14.84%

(1) Equity capital consists of stockholder's equity (common stock, capital surplus and undivided profits).



(2) Total capital consists of equity capital less intangible assets plus a limited amount of loan loss allowances. Risk-weighted assets represent the assigned risk portion of all on and off-balance-sheet assets. Based on Federal Reserve Board guidelines, assets are assigned a risk factor percentage from 0% to 100%. A minimum ratio of total capital to risk-weighted assets of 8% is required.

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


RESULTS OF OPERATIONS
---------------------
Net Earnings
------------
     Net earnings increased $138,000 or 0.84% for the first six months of 1998 compared to the first six months of 1997. The increase in earnings is attributable, in part, to an increase in tax-exempt investment income which provides for a reduced tax liability.


                                                     Three Months Ended June 30,             Six Months Ended June 30,
                                                     ---------------------------             -------------------------
                                                      1998                  1997                 1998            1997
                                                     -------               ------              -------          -------
Results of Operations:
  Return on average assets                            1.26%                 1.34%                1.25%           1.36%

  Return on average equity                           11.54%                11.88%               11.40%          12.05%

Net Interest Income:

  Return on average interest-earning assets
    (tax equivalent)                                  7.90%                 8.33%                7.99%           8.29%

  Cost of average interest-bearing funds              4.40%                 4.19%                4.30%           4.14%
                                                     -------               ------              -------          -------
  Net interest spread                                 3.50%                 4.13%                3.70%           4.15%
                                                     =======               ======              =======          =======
  Net yield on interest-earning assets
    (net interest income on a tax equivalent basis
    divided by average interest-earning assets)       4.55%                 5.13%                4.72%           5.13%
                                                     =======               ======              =======          =======



Provision for Loan Losses
-------------------------
     The amount of the allowance equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by allowances acquired in acquisitions and recoveries of loans previously charged-off. Provisions are made to the allowance to reflect the currently perceived risks of loss associated with the bank's loan portfolio. A specific loan is charged-off when management believes, after considering, among other things, the borrower's condition and the value of any collateral, that collection of the loan is unlikely.

                                                       Page 9 of 13

     The following ratios are useful in determining the adequacy of the loan loss allowance and loan loss provision and are calculated using average loan balances.

                                                       Three Months Ended June 30,                  Six Months Ended June 30,
                                                       1998                  1997                 1998                 1997

Annualized net charge-offs to average loans            0.44%                 0.44%                0.43%                0.42%

Annualized provision for loan losses to average
  loans                                                0.31%                 0.50%                0.38%                0.39%

Average allowance for loan losses to average loans     1.73%                 1.65%                1.73%                1.67%

Income Taxes
------------

     The effective tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first six months of 1998 was approximately $3,490,000 compared to $2,280,000 for the comparable period in 1997. Income tax expense decreased from $8,650,000 in the first six months of 1997 to $8,242,000 in the first six months of 1998.

PROPOSED ACQUISITION
--------------------

     On April 14, 1998 the Company entered into an agreement for the acquisition of American Security Bancshares of Ville Platte, Inc. (American Security), Ville Platte, Louisiana and its subsidiary, American Security Bank (ASB). On June 17, 1998 the Company was notified that ASB had failed to renew a lease of one of its branch locations, which accounted for approximately 17% of its total deposits and approximately 32% of its total loans at March 31, 1998.

     The Company determined that American Security will not be able to comply with terms of the agreement, including the representations and warranties, because of the loss of the lease by American Security. The Company began discussions with American Security to determine a solution to resolve the loss of the lease, including a possible mutual termination of the agreement. On July 27, 1998 American Security filed a lawsuit against the Company in the 13th Judicial District Court of the Parish of Evangeline seeking, among other things, specific performance of the merger agreement. American Security asserts that the Company does not have the right to terminate the agreement and that the Company has breached the agreement by asserting that it is terminated. The Company intends to vigorously pursue all remedies available to it, however, there can be no assurance that the Company will prevail in such litigation.

YEAR 2000
---------

     In  1997  the  Company   began   addressing   all  the  systems   requiring
modifications to accommodate the turn of the century. Testing of these systems began in 1998. Complete year-end testing is to be accomplished at the end of 1998. Management believes it has dedicated adequate resources to this project and does not believe that the cost of implementation will not be a significant amount.


                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                   ----------------------------------------------------------

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

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Company's interest rate management policy is designed to produce a stable net interest margin in period of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. Management also reviews the Company's securities portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 1998 the Company had $289 million of regular savings and club accounts and $574 million of money market and NOW accounts, representing 48.4% of total interest-bearing depositor accounts.

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though suck activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                            Forward Looking Information
                            ---------------------------

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This Act provides a safe harbor for such disclosures which protects the companies from unwarranted litigation if the actual results are different from management expectations. This report contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements.

                             Part II - OTHER INFORMATION
                             ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------
On April 14, 1998 the Company entered into an agreement for the acquisition of American Security Bancshares of Ville Platte, Inc. (American Security), Ville Platte, Louisiana and its subsidiary, American Security Bank (ASB). On June 17, 1998 the Company was notified that ASB had failed to renew a lease of one of its branch locations, which accounted for approximately 17% of its total deposits and approximately 32% of its total loans at March 31, 1998.

The Company determined that American Security will not be able to comply with terms of the agreement, including the representations and warranties, because of the loss of the lease by American Security. The Company began discussions with American Security to determine a solution to resolve the loss of the lease, including a possible mutual termination of the agreement. On July 27, 1998 American Security filed a lawsuit against the Company in the 13th Judicial District Court of the Parish of Evangeline seeking, among other things, specific performance of the merger agreement. American Security asserts that the Company does not have the right to terminate the agreement and that the Company has breached the agreement by asserting that it is terminated. The Company intends to vigorously pursue all remedies available to it, however, there can be no assurance that the Company will prevail in such litigation.

ITEM 5. OTHER INFORMATION
-------------------------
In July 1998 the Company repurchased 421,245 shares or approximately 3.8% of its common stock in a privately negotiated transaction from a single non-affiliated shareholder at a purchase price of $52.8125 per share for a total of $22,247,001.56. These shares are being held in treasury and may be used by the Company for future acquisitions or by the Company's long-term incentive plan for future stock awards and/or options. Management believes that the repurchase of these shares will further the Company's goal of enhancing long-term shareholder value.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         Exhibit (27)  Selected financial data.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HANCOCK HOLDING COMPANY
                                      -------------------------------------
                                             Registrant


    August 13, 1998               By:    /s/ Leo W. Seal, Jr.
---------------------------           ------------------------------------
        Date                             Leo W. Seal, Jr.
                                         President and CEO



    August 13, 1998               By:    /s/ George A. Schloegel
---------------------------           ------------------------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



    August 13, 1998               By:    /s/ Carl J. Chaney
---------------------------           ------------------------------------
        Date                             Carl J. Chaney
                                         Chief Financial Officer