Form 10-Q
period 1998-09-30
HANCOCK HOLDING CO
filed 1998-11-12
CIK 750577

UNITED STATES







      --X-      Quarterly Report Pursuant to Section 13 or 15 (d)
      --X-      of the Securities Exchange Act of 1934

      ----      Transition Report Pursuant to Section 13 or 15(d)
      ----      of the Securities Exchange Act of 1934


For Quarter Ending        September 30, 1998
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


                                      YES   X         NO
                                           ---            ----


10,477,397 Common Shares were outstanding as of November 3, 1998 for financial statement purposes.

                           HANCOCK HOLDING COMPANY
                           -----------------------

                                    INDEX
                                    -----

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
------------------------------                              -----------

ITEM 1.  Financial Statements

  Condensed Consolidated Balance Sheets --
  September 30, 1998 and December 31, 1997                       3


  Condensed Consolidated Statements of Earnings --
  Three Months and Nine Months Ended September 30,
  1998 and 1997                                                  4


  Condensed Consolidated Statements of Cash Flows --
  Nine Months Ended September 30, 1998 and 1997                  5


  Notes to Condensed Consolidated Financial
  Statements                                                   6 - 7


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 12


ITEM 3.   Quantitative and Qualitative Disclosures
  About Market Risk                                            12 - 13

PART II.  OTHER INFORMATION
---------------------------
ITEM 1.  Legal Proceedings                                       14

ITEM 5.  Other Information                                       14

ITEM 6.  Exhibits and Reports on Form 8-K                        14


SIGNATURES                                                       15
----------

                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                          ----------------------------------------
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            -------------------------------------
                                        UNAUDITED
                                        ---------
                                  (Amounts in thousands)

                                                         Sept. 30,  December 31,
ASSETS:                                                    1998        1997   *
                                                        ----------  -----------

   Cash and due from banks (non-interest bearing)       $  121,275  $  113,125
   Interest-bearing time deposits with other banks              96       2,068
   Securities available-for-sale (amortized cost of
     $399,278 and $163,531)                                403,509     163,633
   Securities held-to-maturity (fair value of $833,353
     and $924,958)                                         813,739     916,362
   Federal funds sold and securities purchased under
     agreements to resell                                   25,000      35,500
   Loans, net of unearned income                         1,271,710   1,220,630
     Less:  Allowance for loan losses                      (20,257)    (21,000)
                                                        ----------  -----------
     Net loans                                           1,251,453   1,199,630
   Property and equipment, net of accumulated
     depreciation of $49,726 and $46,285                    47,082      42,810
   Other real estate, net                                    2,117       2,357
   Accrued interest receivable                              21,994      20,977
   Other assets                                             51,118      41,495
                                                        ----------  -----------
        TOTAL ASSETS                                    $2,737,383  $2,537,957
                                                        ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Deposits:
     Non-interest bearing demand                        $  457,934  $  462,731
     Interest-bearing savings, NOW, money market
       and time                                          1,796,519   1,599,917
                                                        ----------  -----------
        Total deposits                                   2,254,453   2,062,648
   Federal funds purchased and securities sold under
     agreements to repurchase                              181,977     170,534
   Other liabilities                                        16,779      14,923
   Long-term bonds                                               0       1,279
                                                        ----------  -----------
        TOTAL LIABILITIES                                2,453,209   2,249,384
                                                        ----------  -----------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
   Common stock-$3.33 par value per share; 75,000,000
     shares authorized, 11,072,770 shares issued in 1998
     and 1997                                               36,872      36,872
   Capital surplus                                         200,698     200,766
   Undivided profits                                        66,559      51,401
   Unrealized gain on securities available-for-sale, net     2,750          66
   Unearned compensation                                    (1,037)       (532)
   Treasury stock                                          (21,668)          0
                                                        ----------  -----------
        TOTAL STOCKHOLDERS' EQUITY                         284,174     288,573
                                                        ----------  -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $2,737,383  $2,537,957
                                                        ==========  ===========

    * The balance sheet at December 31, 1997 has been derived from the audited balance sheet at that date.

         See notes to condensed consolidated financial statements.




                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                          UNAUDITED
                        (Amounts in thousands except per share data)

                                                                           Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                                          ----------------------------  ---------------------------
                                                                             1998            1997            1998          1997
                                                                          ---------      -------------  -----------       ---------
INTEREST INCOME:
   Interest and fees on loans                                             $  30,264       $  29,745       $  88,495        $  87,423
   Interest on:
     U. S. Treasury securities                                                3,596           3,913          11,145           10,612
     Obligations of other U.S. government agencies
       and corporations                                                       7,517           8,679          22,034           27,030
     Obligations of states and political subdivisions                         1,844           1,064           4,878            2,990
   Interest on federal funds sold and securities
     purchased under agreements to resell                                       409             700           2,730            1,860
   Interest on time deposits and other                                        5,341           2,255          15,624            6,440
                                                                          ----------      -------------  -----------       ---------
      Total interest income                                                  48,971          46,356         144,906          136,355
                                                                          ----------      -------------  -----------       ---------
INTEREST EXPENSE:
   Interest on deposits                                                      19,735          16,814          55,593           49,243
   Interest on federal funds purchased and securities
     sold under agreements to repurchase                                      1,488           1,237           5,585            3,542
   Interest on bonds and notes                                                    1             107              58              160
                                                                          ----------      -------------  -----------       ---------
      Total interest expense                                                 21,224          18,158          61,236           52,945
                                                                          ----------      -------------  -----------       ---------
NET INTEREST INCOME                                                          27,747          28,198          83,670           83,410
Provision for loan losses                                                     1,203           2,993           3,491            5,337
                                                                          ----------      -------------  -----------       ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          26,544          25,205          80,179           78,073
                                                                          ----------      -------------  -----------       ---------
NON-INTEREST INCOME:
   Service charges on deposit accounts                                        4,926           4,775          14,363           13,673
   Income from fiduciary activities                                             749             703           2,167            2,206
   Securities gains (losses)                                                      0              70             (63)              72
   Other                                                                      2,240           2,093           5,631            5,817
                                                                          ----------      -------------  -----------       ---------
      Total non-interest income                                               7,915           7,641          22,098           21,768
                                                                          ----------      -------------  -----------       ---------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                            13,251          11,982          36,748           34,206
   Net occupancy expense of premises
     and equipment expense                                                    3,422           3,577           9,652           10,525
   Other                                                                      7,641           6,810          21,901           19,533
                                                                          ----------      -------------  -----------       ---------
      Total non-interest expense                                             24,314          22,369          68,301           64,264
                                                                          ----------      -------------  -----------       ---------
EARNINGS BEFORE INCOME TAXES                                                 10,145          10,477          34,976           35,577
INCOME TAXES                                                                  3,297           3,790          11,539           12,440
                                                                          ----------      -------------  -----------       ---------
NET EARNINGS                                                              $   6,848       $   6,687       $  23,437        $  23,137
                                                                          ==========      =============  ===========       =========
BASIC AND DILUTED EARNINGS PER COMMON SHARE$                                   0.66       $    0.61       $    2.18        $    2.13
                                                                          ==========      =============  ===========       =========
DIVIDENDS PAID PER COMMON SHARE                                           $    0.25       $    0.25       $    0.75        $    0.75
                                                                          ==========      =============  ===========       =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                         10,504          10,899          10,766           10,857
                                                                          ==========      =============  ===========       =========

See notes to condensed consolidated financial statements.

                           HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          UNAUDITED
                                    (Amounts in thousands)

                                                    Nine Months Ended Sept. 30,
                                                    ---------------------------
                                                            1998        1997
                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                          $  23,437   $  23,137
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation                                          3,759       2,567
       Provision for loan losses                             3,491       5,337
       Provision for losses on real estate owned               319         300
       Losses (gains) on sales of securities available
         sale                                                   63    (     72)
      (Increase) decrease in interest receivable          (  1,017)        955
       Amortization of intangible assets                     1,804       1,684
       Increase in interest payable                          1,189         420
       Other, net                                         (  5,960)      1,496
                                                         ---------   ---------
     Net cash provided by operating activities              26,485      35,824
                                                         ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase (decrease) in interest-bearing
     time deposits                                           1,972    (    973)
   Proceeds from maturities of securities
     held-to-maturity                                      277,766     180,789
   Purchase of securities held-to-maturity                (175,143)   (253,214)
   Proceeds from sales and maturities of securities
     available-for-sale                                     34,217       8,776
   Purchase of securities available-for-sale              (274,156)   ( 19,309)
   Net decrease in federal funds sold and
     securities purchased under agreements to resell        10,500      12,000
   Net increase in loans                                  ( 55,314)   (  4,061)
   Purchase of property and equipment, net                (  8,076)   (  1,929)
   Proceeds from sales of other real estate                    443       1,263
   Net cash paid in connection with purchase
     transaction                                          (  2,500)   (  1,725)
                                                         ---------   ---------
     Net cash used in investing activities                (190,247)   ( 78,383)
                                                         ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                191,805      41,320
   Dividends paid                                         (  8,119)   (  8,272)
   Purchase of treasury stock                             ( 23,773)          0
   Net increase in federal funds purchased
     and securities sold under agreements to repurchase     11,443      12,474
                                                         ---------   ---------
     Net cash provided by financing activities             171,912      45,522
                                                         ---------   ---------
NET INCREASE IN CASH AND DUE FROM BANKS                      8,150       2,963


CASH AND DUE FROM BANKS, BEGINNING                         113,125     119,483
                                                         ---------   ---------
CASH AND DUE FROM BANKS, ENDING                          $ 121,275   $ 122,446
                                                         =========   =========
See notes to condensed consolidated financial statements.

                   HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                   ----------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  UNAUDITED
                                  ---------
   (At and For the Three and Nine Months Ended September 30, 1998 and 1997)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

     The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto in Hancock Holding Company's 1997 Annual Report to Shareholders and Form 10-K.


RECENT CHANGES IN FINANCIAL ACCOUNTING STANDARDS
------------------------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 130
"Reporting Comprehensive Income" (SFAS 130) effective January 1, 1998.   SFAS
130 establishes standards for reporting and display of comprehensive income and its major components. Comprehensive income includes net income and other comprehensive income which, in the case of the Company, only includes unrealized gains and losses on investments available for sale.
     Following is a summary of the Company's comprehensive income for the three and nine months ended September 30, 1998 and 1997.

                                                                                                (Amounts in thousands)
                                                                        Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                                        ----------------------------     ---------------------------
                                                                             1998            1997            1998             1997
                                                                        -----------        --------      -----------         -------

Net Earnings                                                              $ 6,848          $ 6,687          $23,437          $23,137
Other Comprehensive Income (net of income tax):
  Unrealized Holding Gains                                                  2,837               36            2,684              119
                                                                        -----------        --------      -----------         -------
Comprehensive Income                                                      $ 9,685          $ 6,723          $26,121          $23,256
                                                                        ===========        ========      ===========         =======

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. At the date of initial application, an entity may transfer any held-to-maturity security into the available-for-sale category or the trading category. An entity will then be able to hedge such security. The unrealized holding gain or loss on a held-to-maturity security transferred to another category at the date of the initial application is to be reported in net income or accumulated other comprehensive income consistent with the requirements of SFAS No. 115. Such transfers from the held-to-maturity category at the date of initial adoption will not call into question an entity's intent to hold other debt securities to maturity in the future.

     SFAS No. 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption of this Statement is permitted. The Company has elected to adopt this Statement effective October 1, 1998.


PROPOSED ACQUISITION
--------------------

     In April 1998 the Company entered into an agreement for the acquisition of American Security Bancshares of Ville Platte, Inc. (American Security), Ville Platte, Louisiana and its subsidiary, American Security Bank (ASB). Terms of the original agreement were renegotiated after the Company was notified of ASB's failure to renew a lease on one of its branch locations. Per the amended agreement dated October 15, 1998, the merger will be consummated by the exchange of all outstanding shares of American Security stock in return for approximately 672,000 shares of common stock of the Company and cash of $13.8 million. Completion of the merger is contingent upon approval by American Security's shareholders and appropriate regulatory authorities. It is anticipated that ASB will initially remain a separate wholly-owned subsidiary of the Company.

     The merger will be accounted for as a purchase. American Security had total assets of approximately $228 million as of December 31, 1997 and net earnings of approximately $1.9 million for the year then ended.

STOCK REPURCHASE
----------------

     In July 1998 the Company repurchased 421,245 shares of its common stock at $52.8125 per share for a total of $22,247,001. The shares are being held in treasury and may be used by the Company for future acquisitions or by the Company's long-term incentive plan for future stock awards and/or options.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

Liquidity
---------

     The Company manages liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and securities held-to-maturity and sales and maturities of securities available-for-sale.

     The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                    Sept. 30,  June 30,   March 31,   Dec. 31,
                                     1998       1998        1998       1997
                                    --------   --------   ---------   ---------

Total securities to total deposits    53.99%     53.35%      53.68%     52.36%


Total loans (net of unearned
     discount) to total deposits      56.41%     53.77%      55.86%     59.18%


Interest-earning assets
     to total assets                  91.84%     91.63%      92.29%     92.13%


Interest-bearing deposits
     to total deposits                79.69%     78.56%      78.70%     77.57%


Capital Resources
-----------------

      The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                    Sept. 30,  June 30,   March 31,   Dec. 31,
                                     1998       1998        1998       1997
                                    --------   --------   ---------   ---------
Equity capital to total assets (1)    10.28%     11.03%      10.91%     11.37%

Total capital to risk-weighted
  assets (2)                          17.53%     19.48%      19.34%     19.18%

Tier 1 capital to risk-weighted
  assets (3)                          16.98%     18.96%      18.83%     18.22%

Leverage capital to total assets (4)   9.50%     10.01%       9.87%     10.24%



(1) Equity capital consists of stockholders' equity (excluding unrealized holdings gains/losses).

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

(4) Leverage capital consists of equity capital less goodwill and core deposit intangibles. Regulations require a minimum 4% leverage capital ratio for an entity to be considered adequately capitalized.

       The decrease in the Company's capital ratios for the current quarter compared to December 31, 1997 is mainly attributable to both the increase in assets and the decrease in capital. The decrease in capital is primarily due to the $21.7 million of treasury stock at September 30, 1998 resulting from a stock repurchase in July 1998.


RESULTS OF OPERATIONS
---------------------

Net Earnings
------------

       Net earnings increased $300,000 or 1.30% for the first nine months of 1998 compared to the first nine months of 1997. The increase in earnings is attributable, in part, to an increase in tax-exempt investment income which results in a reduced tax liability.

                                       Three Months        Nine Months
                                       Ended Sept. 30,     Ended Sept. 30,
                                       ---------------     ---------------
                                         1998     1997      1998    1997
                                       -------    -----    ------  ------
Results of Operations:


  Return on average assets               1.01%    1.07%     1.16%   1.28%


  Return on average equity               9.71%    9.47%    10.75%  11.51%


Net Interest Income:


  Yield on average interest-earning
assets (tax equivalent)                  7.72%    8.29%     7.98%   8.34%


  Cost of average interest-bearing funds 4.41%    4.25%     4.32%   4.18%
                                      =======     =====    ======  ======

  Net interest spread                    3.31%    4.04%     3.66%   4.16%
                                      =======     =====    ======  ======

  Net interest margin
    (net interest income on a tax
     equivalent basisdivided by
     average interest-earning assets)    4.32%    5.09%     4.68%   5.15%
                                      =======     =====    ======  ======


Provision for Loan Losses
-------------------------

       The amount of the allowance equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by allowances acquired in acquisitions and recoveries of loans previously charged-off. Provisions are made to the allowance to reflect the currently perceived risks of loss associated with the banks' loan portfolio. A specific loan is charged-off when management believes, after considering, among other things, the borrower's financial condition and the value of any collateral, that collection of the loan is unlikely. Net charge-offs for the first nine months of 1998 total $4.234 million (gross charge-offs of $5.441 million net of recoveries totalling $1.207 million). Provision for loan losses for the nine-month period ended September 30, 1998 were $3.5 million compared to $5.3 million for the same period in 1997. Prior period expense includes an increased provision due to the charge-off of loans, primarily consumer, that were 120 days or more past due.

       As of September 30, 1998 loans in a non-accrual status amounted to
$6.932 million.   Loans 90 or more days past due, and continuing to accrue
interest, amounted to $2.394 million.

       The following ratios are useful in determining the adequacy of the loan loss allowance. The ratios are calculated using average loan balances.

                                                 Three Months    Nine Months
                                                 Ended Sept. 30, Ended Sept. 30,
                                                 --------------- --------------
                                                    1998   1997  1998    1997
                                                 --------  ----- -----   ------

Annualized net charge-offs to average loans         0.52%  0.93% 0.46%   0.59%

Average allowance for loan losses to average loans  1.62%  1.69% 1.69%   1.68%


Income Taxes
------------

      The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first nine months of 1998 was approximately $5,575,000 compared to $3,540,000 for the comparable period in 1997. Income tax expense decreased from $12,440,000 in the first nine months of 1997 to $11,539,000 in the first nine months of 1998.

Other Comprehensive Income
--------------------------

      Other comprehensive income consisting exclusively of unrealized holding gains on securities available for sale, net of income taxes, increased $2,801,000 and $2,565,000 for the three-month and nine-month periods ended September 30, 1998, respectively, compared to the same periods a year ago. This increase was due to the larger portfolio of securities available for sale and the increased fair value of such portfolio. The fair value of the Company's debt securities fluctuates with changes in market interest rates.

PROPOSED ACQUISITION
--------------------

      In April 1998 the Company entered into an agreement for the acquisition of American Security Bancshares of Ville Platte, Inc. (American Security), Ville Platte, Louisiana and its subsidiary, American Security Bank (ASB). Terms of the original agreement were renegotiated after the Company was notified of ASB's failure to renew a lease on one of its branch locations.
Per the amended agreement dated October 15, 1998, the merger will be consummated by the exchange of all outstanding shares of American Security stock in return for approximately 672,000 shares of common stock of the Company and cash of $13.8 million. Completion of the merger is contingent upon approval by American Security's shareholders. It is anticipated that ASB will initially remain a separate wholly-owned subsidiary of the Company.

      The merger will be accounted for as a purchase. American Security had total assets of approximately $228 million as of December 31, 1997 and net earnings of approximately $1.9 million for the year then ended.


YEAR 2000
---------

      In 1996 the Company began addressing all the systems and business methods requiring modifications to accommodate the turn of the century. Since there is concern that computer systems will not properly recognize dates or date sensitive information when the digit year value rolls over to "00", virtually every computer operation and every system that has an embedded microchip is potentially at risk for failure or improper performance. Many software programs assume the "19" in storing the year and only utilized the last two digits of the year for calculations and date storage. The year "2000" may be recognized by some systems as "1900" which could adversely affect a significant portion of a company's daily operations, especially those of financial institutions.

      Identification of the Company's major Year 2000 issues is substantially complete and a plan, including replacement of certain systems, has been implemented to resolve the issues of which management is aware. Written assurances of expected Year 2000 readiness have been requested from all material third party vendors, including, but not limited to, correspondent banks, software providers and utility companies. If any of the companies providing services, software or equipment to the Company fail to adequately address the Year 2000 issue at a reasonable cost, the result could be a significant adverse effect on the Company's business and operational results. The readiness of all third parties, including customers and suppliers, is inherently uncertain and cannot be assured.

      The Company recognized the importance of its customers' need to address Year 2000 issues. Relationships considered material to the Company's financial position have been identified and appropriate documentation from borrowers received. A committee, specifically established for this project, is in the process of reviewing the information obtained and assessing the risk of repayment impairment.

      Testing of information systems and review of property equipment functions, except those slated for replacement or vendor upgrade, is near completion. It is anticipated that fully integrated systems testing of current and newly-acquired systems will be completed by June 1999.

      Contingency plans for the most reasonably likely worst-case scenarios are in process and should be completed by the end of the year. Plans may be updated as testing and implementation continue. Issues regarding material equipment and applications failure are being addressed. Contingency plans for liquidity needs due to potentially significant deposit withdrawals during the fourth quarter of 1999 are substantially complete.

      Management believes it has dedicated adequate resources to address the issues associated with the turn of the century. The total amount of expenditures for Year 2000 compliance, including those incurred since 1997, and those anticipated during the next two years, is expected to be less than

$4.0 million (before income taxes) but cannot be predicted with certainty at this time.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

      The Company's net income is dependent, in part, on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

      In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Company's interest rate management policy is designed to produce a stable net interest margin in period of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. Management also reviews the Company's securities portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of the Company's investment securities.

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

      The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At September 30, 1998 the Company had $281 million of regular savings and club accounts and $593 million of money market and NOW accounts, representing 48.6% of total interest-bearing depositor accounts.

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

                         PART II - OTHER INFORMATION
                         ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

      In April 1998 the Company entered into an agreement for the acquisition of American Security Bancshares of Ville Platte, Inc. (American Security), Ville Platte, Louisiana and its subsidiary, American Security Bank (ASB). On June 17, 1998 the Company was notified that ASB had failed to renew a lease of one of its branch locations, which accounted for approximately 17% of its total deposits and approximately 32% of its total loans as of March 31, 1998. The Company determined that American Security would not be able to comply with terms of the agreement, including the representations and warranties. The Company began discussions with American Security to determine a solution to resolve the loss of the lease, including a possible mutual termination of the agreement. On July 27, 1998 American Security filed a lawsuit against the Company in the 13th Judicial District Court of the Parish of Evangeline seeking, among other things, specific performance of the merger agreement.

      Shortly before the trial date, the parties engaged in intensive settlement negotiations. Terms of the original agreement were renegotiated and a settlement agreement was executed on September 25, 1998. Per the amended agreement dated October 15, 1998, the merger will be consummated by the exchange of all outstanding shares of American Security stock in return for approximately 672,000 shares of common stock of the Company and cash of $13.8 million. Completion of the merger is contingent upon approval by American Security's shareholders. It is anticipated that ASB will initially remain a separate wholly-owned subsidiary of the Company.

ITEM 5. OTHER INFORMATION
-------------------------
      In July 1998 the Company repurchased 421,245 shares or approximately 3.8% of its common stock in a privately negotiated transaction from a single non-affiliated shareholder at a purchase price of $52.8125 per share for a total of $22,247,001. These shares are being held in treasury and may be used by the Company for future acquisitions or by the Company's long-term incentive plan for future stock awards and/or options. Management believes that the repurchase of these shares will further the Company's goal of enhancing long-term shareholder value.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a) Exhibit (27)  Selected Financial Data.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANCOCK HOLDING COMPANY
                                        ----------------------------------
                                                  Registrant


   November 9, 1998              By:    /s/ George A. Schloegel
-----------------------                 ----------------------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



   November 9, 1998               By:    /s/ Carl J. Chaney
----------------------                  ----------------------------------
        Date                             Carl J. Chaney
                                         Chief Financial Officer