Form 10-Q/A
period 1998-09-30
HANCOCK HOLDING CO
filed 1998-11-17
CIK 750577

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

                           HANCOCK HOLDING COMPANY
                           -----------------------
EXPLANATORY NOTE

     Amendment No. 1 is being filed soley to correct the following: (1) the amount of "Other" under "Non-interest income" for the nine-month period ended September 30, 1998, should have been $6,631,000 instead of $5,631,000; (2) the "Total non-interest income" for the nine-month period ended September 30, 1998, should have been $23,098,000 instead of $22,098,000; (3) "Net cash provided by operating activities" for the nine-month period ended September 30, 1998 should have been $27,085,000 instead of $26,485,000; (4) "Net cash used in investing activities" for the same period should have been ($190,291,000) instead of ($190,247,000); (5) "Net cash provided by financing activities" should have been $171,356,000 instead of $171,912,000 for the same such period.


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




                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                          UNAUDITED
                        (Amounts in thousands except per share data)

                                                                           Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                                          ----------------------------  ---------------------------
                                                                             1998            1997            1998          1997
                                                                          ---------      -------------  -----------       ---------
INTEREST INCOME:
   Interest and fees on loans                                             $  30,264       $  29,745       $  88,495        $  87,423
   Interest on:
     U. S. Treasury securities                                                3,596           3,913          11,145           10,612
     Obligations of other U.S. government agencies
       and corporations                                                       7,517           8,679          22,034           27,030
     Obligations of states and political subdivisions                         1,844           1,064           4,878            2,990
   Interest on federal funds sold and securities
     purchased under agreements to resell                                       409             700           2,730            1,860
   Interest on time deposits and other                                        5,341           2,255          15,624            6,440
                                                                          ----------      -------------  -----------       ---------
      Total interest income                                                  48,971          46,356         144,906          136,355
                                                                          ----------      -------------  -----------       ---------
INTEREST EXPENSE:
   Interest on deposits                                                      19,735          16,814          55,593           49,243
   Interest on federal funds purchased and securities
     sold under agreements to repurchase                                      1,488           1,237           5,585            3,542
   Interest on bonds and notes                                                    1             107              58              160
                                                                          ----------      -------------  -----------       ---------
      Total interest expense                                                 21,224          18,158          61,236           52,945
                                                                          ----------      -------------  -----------       ---------
NET INTEREST INCOME                                                          27,747          28,198          83,670           83,410
Provision for loan losses                                                     1,203           2,993           3,491            5,337
                                                                          ----------      -------------  -----------       ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          26,544          25,205          80,179           78,073
                                                                          ----------      -------------  -----------       ---------
NON-INTEREST INCOME:
   Service charges on deposit accounts                                        4,926           4,775          14,363           13,673
   Income from fiduciary activities                                             749             703           2,167            2,206
   Securities gains (losses)                                                      0              70             (63)              72
   Other                                                                      2,240           2,093           6,631            5,817
                                                                          ----------      -------------  -----------       ---------
      Total non-interest income                                               7,915           7,641          23,098           21,768
                                                                          ----------      -------------  -----------       ---------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                            13,251          11,982          36,748           34,206
   Net occupancy expense of premises
     and equipment expense                                                    3,422           3,577           9,652           10,525
   Other                                                                      7,641           6,810          21,901           19,533
                                                                          ----------      -------------  -----------       ---------
      Total non-interest expense                                             24,314          22,369          68,301           64,264
                                                                          ----------      -------------  -----------       ---------
EARNINGS BEFORE INCOME TAXES                                                 10,145          10,477          34,976           35,577
INCOME TAXES                                                                  3,297           3,790          11,539           12,440
                                                                          ----------      -------------  -----------       ---------
NET EARNINGS                                                              $   6,848       $   6,687       $  23,437        $  23,137
                                                                          ==========      =============  ===========       =========
BASIC AND DILUTED EARNINGS PER COMMON SHARE$                                   0.66       $    0.61       $    2.18        $    2.13
                                                                          ==========      =============  ===========       =========
DIVIDENDS PAID PER COMMON SHARE                                           $    0.25       $    0.25       $    0.75        $    0.75
                                                                          ==========      =============  ===========       =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                         10,504          10,899          10,766           10,857
                                                                          ==========      =============  ===========       =========

See notes to condensed consolidated financial statements.

                           HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          UNAUDITED
                                    (Amounts in thousands)

                                                    Nine Months Ended Sept. 30,
                                                    ---------------------------
                                                            1998        1997
                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                          $  23,437   $  23,137
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation                                          3,759       2,567
       Provision for loan losses                             3,491       5,337
       Provision for losses on real estate owned               319         300
       Losses (gains) on sales of securities available
         sale                                                   63    (     72)
      (Increase) decrease in interest receivable          (  1,017)        955
       Amortization of intangible assets                     1,804       1,684
       Increase in interest payable                          1,189         420
       Other, net                                         (  5,960)      1,496
                                                         ---------   ---------
     Net cash provided by operating activities              27,085      35,824
                                                         ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase (decrease) in interest-bearing
     time deposits                                           1,972    (    973)
   Proceeds from maturities of securities
     held-to-maturity                                      277,766     180,789
   Purchase of securities held-to-maturity                (175,143)   (253,214)
   Proceeds from sales and maturities of securities
     available-for-sale                                     34,217       8,776
   Purchase of securities available-for-sale              (274,156)   ( 19,309)
   Net decrease in federal funds sold and
     securities purchased under agreements to resell        10,500      12,000
   Net increase in loans                                  ( 55,314)   (  4,061)
   Purchase of property and equipment, net                (  8,076)   (  1,929)
   Proceeds from sales of other real estate                    443       1,263
   Net cash paid in connection with purchase
     transaction                                          (  2,500)   (  1,725)
                                                         ---------   ---------
     Net cash used in investing activities                (190,291)   ( 78,383)
                                                         ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                191,805      41,320
   Dividends paid                                         (  8,119)   (  8,272)
   Purchase of treasury stock                             ( 23,773)          0
   Net increase in federal funds purchased
     and securities sold under agreements to repurchase     11,443      12,474
                                                         ---------   ---------
     Net cash provided by financing activities             171,356      45,522
                                                         ---------   ---------
NET INCREASE IN CASH AND DUE FROM BANKS                      8,150       2,963


CASH AND DUE FROM BANKS, BEGINNING                         113,125     119,483
                                                         ---------   ---------
CASH AND DUE FROM BANKS, ENDING                          $ 121,275   $ 122,446
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


   November 16, 1998              By:    /s/ George A. Schloegel
-----------------------                 ----------------------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



   November 16, 1998               By:   /s/ Carl J. Chaney
----------------------                  ----------------------------------
        Date                             Carl J. Chaney
                                         Chief Financial Officer