Form 10-K
period 1998-12-31
HANCOCK HOLDING CO
filed 1999-03-30
CIK 750577

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998 .
                          ------------------

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ---------------------    -----------------------.
Commission file number    0-13089
                       ------------

                            Hancock Holding Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Mississippi                               64-0693170
------------------------------------------   -----------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
  incorporation or organization)                Number)

 One Hancock Plaza, Gulfport, Mississippi            39501
------------------------------------------   -----------------------------------
 (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code      (228) 868-4727
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
           ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

                                    Continued

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999, was approximately $404,674,339 (based on an average market price of $45.875). For purposes of this calculation only, shares held by non-affiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus
(b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

    On December 31, 1998, the registrant had outstanding 10,508,161 shares of common stock for financial statement purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Part II of this report.

    Portions of the definitive Proxy Statement used in connection with the Registrant's Annual Meeting of Shareholders held on February 25, 1999, filed by the Registrant on January 25, 1999, are incorporated by reference into Part III of this report.

                                    CONTENTS


PART I

Item 1.   Business                                              4
Item 2.   Properties                                           37
Item 3.   Legal Proceedings                                    38
Item 4.   Submission of Matters to a Vote of Security
             Holders                                           39

PART II

Item 5.   Market for the Registrant's Common Stock
             and Related Stockholder Matters                   39

Item 6.   Selected Financial Data                              39
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations     39
Item 7a.  Quantitative and Qualitative Disclosures About
             Market Risk                                       39
Item 8.   Financial Statements and Supplementary Data          39
Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure            40

PART III

Item 10.  Directors and Executive Officers of the
             Registrant                                        40
Item 11.  Executive Compensation                               40
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                             40
Item 13.  Certain Relationships and Related Transactions       40

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                               41

                                     PART I

                                ITEM 1 - BUSINESS
                                -----------------

                        BACKGROUND AND CURRENT OPERATIONS
                        ---------------------------------

BACKGROUND
----------

GENERAL:

     Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. At December 31, 1998 the Company operated 81 banking offices and over 125 automated teller machines (ATMs) in the states of Mississippi and Louisiana through two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS) and Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA). Hancock Bank MS and Hancock Bank LA are referred to collectively as the "Banks".

     The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The
Company's operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 1998, the Company had total assets of $2.8 billion and employed on a full-time equivalent basis 1,049 persons in Mississippi and 528 persons in Louisiana.

     Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by concentrating branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Based on the most current available published data, Hancock Bank MS has the largest deposit market share in each of the four counties in which it operates: Harrison, Hancock, Jackson and Pearl River. With assets of $1.8 billion at December 31, 1998, Hancock Bank MS currently ranks as the fifth largest bank in Mississippi.

    In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With assets of $1.0 billion at December 31, 1998, Hancock Bank LA is one of the largest banks headquartered in East Baton Rouge Parish.

    Beginning with the 1985 acquisition of the Pascagoula-Moss Point Bank in Pascagoula, Mississippi, the Company has acquired approximately $1.0 billion in assets and approximately $938 million in deposit liabilities through selected acquisitions or purchase and assumption transactions.

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

    On January 13, 1995, the Company acquired First Denham Bancshares, Inc. (Bancshares) which owned 100% of the stock of First National Bank of Denham Springs (Denham), Denham Springs, Louisiana. The acquisition was in return for approximately $4.0 million cash and 890,000 shares (adjusted for a 15% stock dividend in 1996) of common stock of the Company. The acquisition was accounted for using the purchase method. Bancshares had total assets of approximately $111.0 million and stockholders' equity of approximately $11.3 million as of December 31, 1994 and net earnings of approximately $2.6 million for the year then ended. On August 15, 1996, Denham was merged into Hancock Bank LA.

    On February 1, 1995, the Company merged Hancock Bank LA with Washington Bank & Trust Company, Franklinton, Louisiana (Washington). The merger was consummated by the exchange of all outstanding common stock of Washington in return for approximately 624,000 shares (adjusted for a 15% stock dividend in 1996) of common stock of the Company. The merger was accounted for using the pooling-of-interests method; therefore, all prior years' financial information has been restated. Washington had total assets of approximately $86.1 million and stockholders' equity of approximately $12.4 million as of December 31, 1994, and net earnings of approximately $1.3 million for the year then ended.

    In November 1996, the Company acquired Community Bancshares, Inc., Independence, Louisiana, (Community) which owned 100% of the stock of Community State Bank. The acquisition was in return for approximately $5.0 million cash and 513,000 shares (adjusted for a 15% stock dividend in 1996) of common stock of the Company. The acquisition was accounted for using the purchase method. Community had total assets of approximately $91.0 million and stockholders' equity of approximately $11.0 million as of December 31, 1995 and net earnings of approximately $900,000 for the year then ended.

    On January 17, 1997, the Company acquired Southeast National Bank, Hammond, Louisiana (Southeast). The acquisition was in return for approximately $3.7 million cash and 121,000 shares of common stock of the Company. The acquisition was accounted for using the purchase method. Southeast had total assets of approximately $40.0 million and stockholders' equity of approximately $4.0 million as of December 31, 1996 and net earnings of approximately $500,000 for the year then ended.

    On July 15, 1997, the Company acquired Commerce Corporation, Inc., St Francisville, Louisiana (Commerce), which owned 100% of the stock of Bank of Commerce and Trust Company, for approximately $330,000 cash, 65,000 shares of common stock of the Company and the assumption of Commerce debt owed to certain individuals in the aggregate principal amount of $1,250,000. The transaction was accounted for using the purchase method. Commerce had total assets of approximately $29.0 million and stockholders' equity of approximately $800,000 as of December 31, 1996 and net earnings of approximately $260,000 for the year then ended.

SUBSEQUENT ACQUISITION:

    On January 15, 1999, Hancock Holding Company acquired American Security Bancshares of Ville Platte, Inc. (ASB), Ville Platte, Louisiana, the holding company of American Security Bank. The acquisition, accounted for using the purchase method, called for the exchange of ASB stock in return for approximately $15.2 million cash and 644,000 shares of common stock of the Company. ASB had total assets of approximately $230.0 million and stockholders' equity of approximately $23.0 million at December 31, 1998 and net earnings of approximately $3.0 million for the year then ended. The results of operations of ASB will be included in the 1999 consolidated statements of earnings from the date of acquisition. The acquisition resulted in the recognition of goodwill amounting to approximately $21.0 million, which will be amortized over 15 years.

CURRENT OPERATIONS
------------------

LOAN PRODUCTION AND CREDIT REVIEW:

    The Banks' primary lending focus is to provide commercial, consumer, leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. The Banks have no significant concentrations of loans to particular borrowers or loans to any foreign entities. Each loan officer has Board approved loan limits on the principal amount of secured and unsecured loans that can be approved for a single borrower without prior approval of a loan committee. All loans, however, must meet the credit underwriting standards and loan policies of the Banks.

    All loans over an individual loan officer's Board approved lending authority must be approved by the Bank's loan committee, the region's loan committee or by another loan officer with greater lending authority. Both the regional loan committee and the Bank's senior loan committee must review and approve any loan for a borrower whose total indebtedness exceeds the region's approved limit. Each loan file is reviewed by the Bank's loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality.

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

    The Banks hold nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 1998, the book value of nonperforming assets held for resale was approximately $3.4 million.

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

DEPOSITS:

     The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks offer over 125 ATMs: over 80 ATMs at the 81 banking offices and over 40 free-standing ATMs at other locations. As members of regional and international ATM networks such as "PULSE", "PLUS" and "CIRRUS", the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing, and to a certain extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Banks' respective market areas.

TRUST SERVICES:

     The Banks', through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 1998, the Trust Departments of the Banks had approximately $1.5 billion of assets under management, of which $827 million were corporate accounts and $702 million were personal, employee benefit, estate and other trust accounts.

OPERATING EFFICIENCY STRATEGY:

     The primary focus of the Company's operating strategy is to increase operating income and to reduce operating expense. Beginning in January of 1988, management has taken steps to improve operating efficiencies. As a result, employee to asset ratios at Hancock Bank MS have been reduced from .78 per $1 million in assets in February 1988 to .54 as of December 31, 1998. Since its acquisition in August 1990, Hancock Bank LA employee to asset ratios have been reduced from .97 per $1 million of assets to .51 as of December 31, 1998. Management annually establishes an employee to asset goal for each Bank. The Banks also have set an internal long range goal of at least covering total salary and benefit costs by fee income. The ratio of fee income to total salary and benefit costs is $.61 to $1.00 at Hancock Bank MS. Hancock Bank LA has a higher level of fee income and through December 31, 1998, has achieved a ratio of $.81 to $1.00.

OTHER ACTIVITIES:

     Hancock Bank MS has 7 subsidiaries through which it engages in the following activities: providing consumer financing services; mortgage lending; owning, managing and maintaining certain real property; providing general insurance agency services; holding investment securities; marketing credit life insurance; and providing discount investment brokerage services. The income of these subsidiaries generally accounts for less than 10% of the Company's total annual income.

    During 1994, the Company began offering alternative investments through a third party vendor. The investment centers are now located in several branch locations in Mississippi and Louisiana to accommodate the investment needs of customers whose financial portfolio requirements fall outside the traditional commercial bank product line.

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

    In attracting deposits and in its lending activities, the Company competes generally with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, mutual funds and insurance companies and other financial institutions. Many of these institutions have greater available resources than the Company.


                           SUPERVISION AND REGULATION
                           --------------------------

BANK HOLDING COMPANY REGULATION
-------------------------------

GENERAL:

    The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act). The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission (the Commission) under federal securities laws.

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

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve: (1) before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of the voting shares of such bank, (2) before it or any of its subsidiaries other than a bank may acquire all of the assets of a bank, or (3) before it may merge with any other bank holding company. In reviewing a proposed acquisition, the Federal Reserve considers financial, managerial and competitive aspects. The future prospects of the companies and banks concerned and the convenience and needs of the community to be served must also be considered. The Federal Reserve also reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the holding company can service such indebtedness without adversely affecting the capital requirements of the holding company or its subsidiaries. The Bank Holding Company Act further requires that consummation of approved acquisitions or mergers must be delayed at least 30 days following the date of approval. During such 30- day period, complaining parties may obtain a review of the Federal Reserve's order granting its approval by filing a petition in the appropriate United States Court of Appeals petitioning that the order be set aside.

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

    The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% to 5% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders' equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company's leverage capital ratio at December 31, 1998 was 9.69%.

     The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk- based capital guidelines, assets are assigned to one of four risk categories; 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 1998, the Company's off-balance sheet items aggregated $257.6 million; however, after the credit conversion these items represented $32.3 million of balance sheet equivalents.

     The primary component of risk-based capital is Tier 1 Capital, which is essentially equal to common stockholders' equity, plus a certain portion of perpetual preferred stock less goodwill and certain other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 1998, the Company's Tier 1 and Total Capital ratios were 16.88% and 17.41%, respectively.

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

    In November 1985, the Federal Reserve adopted its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the Policy Statement). The Policy Statement sets forth various guidelines that the Federal Reserve believes that a bank holding company should follow in establishing its dividend policy. In general, the Federal Reserve stated that bank holding companies should pay dividends only out of current earnings. It also stated that dividends should not be paid unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

     The activities of the Company are also restricted by the provisions of the Glass-Steagall Act of 1933 (the Act). The Act prohibits the Company from owning subsidiaries engaged principally in the issue, floatation, underwriting, public sale or distribution of securities. Regulators and legislators are currently reviewing the interpretation, scope and application of the provisions of the Act. The outcome of the current examination and the effect of the outcome on the ability of bank holding companies to engage in securities related activities cannot be predicted.

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

BANK REGULATION:

    The operations of the Banks are subject to state and federal statutes applicable to state banks and national banks, respectively, and the regulations of the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (OCC). Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the Banks' operations.

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

    As a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), a financial institution insured by the FDIC can be held liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured financial institution or (2) any assistance provided by the FDIC to a commonly controlled financial institution in danger of default.

    The Banks are members of the FDIC, and their deposits are insured as provided by law by the Bank Insurance Fund (BIF). On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. The Federal Deposit Insurance Act, as amended by Section 302 of FDICIA, calls for risk-related deposit insurance assessment rates. The risk classification of an institution will determine its deposit insurance premium.

Assignment to one of three capital groups, coupled with assignment to one of three supervisory sub-groups, determines which of the nine risk classifications is appropriate for an institution.

    Effective in the first quarter of 1996, the FDIC lowered banks' deposit insurance premiums from 4 to 31 cents per hundred dollars in insured deposits to a rate of 0 to 27 cents. The Banks have received a risk classification of 1A for assessment purposes. In 1997 an assessment for the Financing Corporation's debt service was added to the FDIC quarterly premium payment. That assessment was
1.22 cents per hundred dollars of insured deposits during 1998 and for the first and second quarters of 1999. Total assessments paid to the FDIC amounted to $276 thousand in 1998. For the year ended December 31, 1998, premiums on OAKAR deposits from the 1991 acquisition of Peoples Federal Savings Association totalled $23,000.

    In general, FDICIA subjects banks and bank holding companies to significantly increased regulation and supervision. FDICIA increased the borrowing authority of the FDIC in order to recapitalize the BIF, and the future borrowings are to be repaid by increased assessments on FDIC member banks. Other significant provisions of FDICIA require a new regulatory emphasis linking supervision to bank capital levels. Also, federal banking regulators are required to take prompt regulatory action with respect to depository institutions that fall below specified capital levels and to draft non-capital regulatory measures to assure bank safety.

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

    Although Hancock Bank MS and Hancock Bank LA are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $41.6 million, or, if the aggregate of such accounts exceeds $41.6 million, $1.248 million plus 10% of the total in excess of $41.6 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution's transaction accounts.

    The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Banks. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

EFFECT OF GOVERNMENTAL POLICIES:

    The difference between the interest rate paid on deposits and other borrowings and the interest rate received on loans and securities comprise most of a bank's earnings. In order to mitigate the interest rate risk inherent in the industry, the banking business is becoming increasingly dependent on the generation of fee and service charge revenue.

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


                             STATISTICAL INFORMATION
                             -----------------------

    The following tables and other material present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY AND INTEREST RATES AND DIFFERENTIALS:

    Net interest income, the difference between interest income and interest expense, is the most significant component of the Banks' earnings. For internal analytical purposes, management adjusts net interest income to a "taxable equivalent" basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

    Another significant statistic in the analysis of net interest income is the effective interest differential, which is the difference between the average rate of interest earned on earning assets and the effective rate paid for all deposits and borrowed funds, noninterest-bearing as well as interest-bearing. Since a portion of the Bank's deposits do not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The rate differential for the years 1998 and 1997 was 4.54% and 4.91%, respectively.

    Recognizing the importance of interest differential to total earnings, management places great emphasis on managing interest rate spreads. Although interest differential is affected by national, regional, and area economic conditions, including the level of loan demand and interest rates, there are opportunities to influence interest differential through appropriate loan and investment policies. These policies are designed to maximize interest differential while maintaining sufficient liquidity and availability of funds for purposes of meeting existing commitments and for investment in loans and other investment opportunities that may arise.


    The following  table shows interest  income on  interest-earning  assets and
related  average  yields  earned  and  interest   expense  on   interest-bearing
liabilities and related average rates paid for the periods indicated:


                                                             Comparative Average Balances - Yields and Rates
                                                             -----------------------------------------------
                                                                          Years Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                                   1998                             1997                            1996
                                  ---------------------------------   -----------------------------   ------------------------------
                                                 Interest    FTE                  Interest   FTE                  Interest    FTE
                                     Average     Income/    Yield/    Average     Income/   Yield/    Average     Income/    Yield/
                                     Balance     Expense    Rate      Balance     Expense   Rate      Balance     Expense    Rate
                                  -----------  ----------  ------  ------------  ---------  ------  ----------   ---------  --------
                                                                      (amounts in thousands)
ASSETS
Interest-earning assets:
 Investment securities:
  U.S. Treasury                   $  243,224   $  14,469   5.95%   $  240,539    $ 14,734   6.13%   $  221,120   $ 13,567   6.14%
  U.S. government obligations        477,045      29,963   6.28%      552,154      34,699   6.28%      449,687     34,886   7.76%
  Municipal obligations(1)           137,584      10,562   7.68%       74,838       6,385   8.53%       60,690      5,451   8.98%
  Other securities                   326,845      20,736   6.34%      116,672      10,041   8.61%      171,889      6,780   3.94%
 Federal funds sold & securities
  purchased under agreements
  to resell                           56,958       3,089   5.42%       50,256       2,733   5.44%      106,316      5,580   5.25%
 Interest-bearing time deposits
  with other banks                       413          33   7.99%          996          64   6.43%        1,543         87   5.64%
 Net loans (1)(2)(3)               1,243,617     119,015   9.57%    1,201,381     115,468   9.61%    1,083,165    105,361   9.73%
                                  -----------  ----------  -----   -----------  ----------  -----   ----------- ----------  -----
 Total interest-earning
  assets/interest income (1)       2,485,686     197,867   7.96%    2,236,836     184,124   8.23%    2,094,410    171,712   8.20%

Noninterest-earning assets:
Less: Allowance for loan losses      (21,040)        ---    ---       (20,410)        ---    ---       (17,670)       ---    ---

 Cash and due from banks             114,935         ---    ---       119,271         ---    ---       121,157        ---    ---
 Property and equipment               45,457         ---    ---        40,149         ---    ---        37,185        ---    ---
 Other assets                         71,069         ---    ---        67,107         ---    ---        50,795        ---    ---
                                  -----------  ----------  -----   -----------  ----------  -----   ----------- ----------  -----
   Total assets                   $2,696,107   $ 197,867   7.34%   $2,442,953   $ 184,124   7.54%   $2,285,877  $ 171,712   7.51%
                                  ===========  ==========  =====   ===========  ==========  =====   =========== ==========  =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
  Savings, NOW and money
    market                        $  849,297   $  26,586   3.13%   $  746,665   $  20,714   2.77%   $  694,017   $ 19,001   2.74%
  Time                               891,322      47,879   5.37%      834,147      45,436   5.45%      778,602     41,624   5.35%
 Federal funds purchased               3,773         179   4.74%        2,304         107   4.64%       11,425        549   4.81%
 Securities sold under
  agreements to repurchase           152,426       7,037   4.62%      118,855       5,277   4.44%       79,411      3,465   4.36%
 Long-term bonds                         586          61  10.41%        1,369         164  11.98%        1,795        158   8.80%
 Capital notes                           500         ---    ---           ---         ---    ---           ---          7    ---
                                  -----------  ---------- ------   -----------  ---------- ------   -----------  ---------  -----
  Total interest-bearing
   liabilities/interest expense    1,897,904      81,742   4.31%    1,703,340      71,698   4.21%    1,565,250     64,804   4.14%

Noninterest-bearing liabilities:
 Demand deposits                     493,218         ---    ---       453,218         ---    ---       472,909        ---    ---
 Other liabilities                    15,107         ---    ---        15,092         ---    ---        17,667        ---    ---
 Stockholders' equity                289,878         ---    ---       271,303         ---    ---       230,051        ---    ---
                                  -----------  ----------  -----   -----------  ----------  -----   ----------- ----------  -----
  Total liabilities &
   stockholders' equity           $2,696,107   $  81,742   3.03%   $2,442,953   $  71,698   2.93%   $2,285,877  $  64,804   2.83%
                                  ===========  ==========  =====   ===========  ==========  =====   =========== ==========  =====


Interest-earning assets           $2,485,686                       $2,236,836                       $2,094,410
Interest-bearing liabilities       1,897,904                        1,703,340                        1,565,250
Interest income (1)                            $ 197,867                        $ 184,124                       $ 171,712
Interest expense                                  81,742                           71,698                          64,804
                                               ----------                       ----------                      ----------
Interest income/interest-
  earning assets (1)                                       7.96%                            8.23%                           8.20%
Interest expense/interest-
  bearing liabilities                                      4.31%                            4.21%                           4.14%
Interest spread                                            3.65%                            4.02%                           4.06%
Net interest income (1)                        $ 116,125                        $ 112,426                       $ 106,908
                                               ==========                       ==========                      ==========

Net interest margin (1)                                    4.67%                            5.03%                           5.10%

(1) Includes tax equivalent adjustments to interest income of $4.2 million, $2.7 million and $2.3 million in 1998, 1997 and 1996, respectively, using an effective Federal income tax rate of 35% .

(2) Interest income includes fees on loans of $3.0 million, $4.0 million and $4.0 million in 1998, 1997 and 1996, respectively.

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

                                                            Analysis of Changes in Net Interest Income
                                                            ------------------------------------------

                                                                       Years Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                                1998                              1997                              1996
                                  -------------------------------- ------------------------------ ----------------------------------
                                    Changes Due to        Total       Changes Due to       Total        Changes Due to      Total
                                  -------------------    Increase  --------------------   Increase    ------------------   Increase
                                   Volume       Rate    (Decrease)  Volume         Rate  (Decrease)    Volume       Rate  (Decrease)
                                  ---------  --------   ---------- ---------    -------  ----------   -------    -------  ----------
                                                                        (in thousands)
INTEREST INCOME
 Investment securities:

  U.S. Treasury                   $     167  $(   432)  $(   265)  $  1,192     $(   25)  $  1,167   $ (2,044)   $ 1,043   $ (1,001)
  U.S. government obligations       ( 4,736)      ---    ( 4,736)     7,985      (8,172)   (   187)    (2,984)     4,144      1,160
  Municipal obligations (1)           4,811   (   634)     4,177      1,270      (  336)       934        351     (  326)        25
  Other securities                   13,343   ( 2,648)    10,695     (2,188)      5,449      3,261      5,992     (5,443)       549
 Federal funds sold & securities
  purchased under agreements
  to resell                             365   (     9)       356     (2,943)         96    ( 2,847)       395     (  635)    (  240)
 Interest-bearing time deposits
  with other banks                  (    37)        6    (    31)    (   31)          8    (    23)        65     (    9)        56
 Net loans (1)                        4,028   (   481)     3,547     11,692      (1,585)    10,107      7,824      1,923      9,747
                                  ---------- ---------  ---------  ---------    --------  ---------   --------    -------   --------
  Total (1)                          17,941   ( 4,198)    13,743     16,977      (4,565)    12,412      9,599        697     10,296
                                  ---------- ---------  ---------  ---------    --------  ---------   --------    -------   --------

INTEREST EXPENSE
 Deposits:
  Savings, NOW and money
  market                              2,889     2,983      5,872      1,489         224      1,713     (1,253)    (  261)   ( 1,514)
  Time                                3,116   (   673)     2,443      2,972         840      3,812      3,181      1,346      4,527
 Federal funds purchased                 69         3         72    (   438)     (    4)   (   442)    (  218)    (   96)   (   314)
 Securities sold under
  agreements to repurchase            1,490       270      1,760      1,720          92      1,812      1,050        196      1,246
 Long-term bonds                    (    94)  (     9)   (   103)   (    39)         38    (     1)    (   73)        28     (   45)
 Capital notes                          ---       ---        ---        ---         ---        ---     (  258)       ---     (  258)
                                  ---------- ---------  ---------  ---------    --------  ---------  ---------   --------  ---------
  Total                               7,470     2,574     10,044      5,704       1,190      6,894      2,429      1,213      3,642
                                  ---------- ---------  ---------  ---------    --------  ---------  ---------   --------  ---------

Increase (decrease) in
  net interest income (1)         $  10,471  $( 6,772)  $  3,699   $ 11,273     $(5,755)  $  5,518   $  7,170    $(  516)  $  6,654
                                  ========== =========  =========  =========    ========  =========  =========   ========  =========


(1) Yields on tax-exempt loans and investments have been adjusted to a tax equivalent basis utilizing a 35% effective Federal income tax rate.

INTEREST RATE SENSITIVITY:

    To control interest rate risk, management regularly monitors the volume of interest sensitive assets compared with interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is designed to reduce the exposure to changes in its net interest margin in periods of interest rate fluctuations. Interest rate risk is monitored, quantified and managed to produce an acceptable impact on short-term earnings.

    The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. At December 31, 1998, the Company's cumulative interest sensitivity gap in the one year interval was (5.38%) as compared to a cumulative interest sensitivity gap in the one year interval of (22.91%) at December 31, 1997. The percentage reflects a higher level of interest sensitive liabilities than assets repricing within one year. Generally, when rate sensitive liabilities exceed rate sensitive assets, the net interest margin is expected to be positively affected during periods of decreasing interest rates and negatively affected during periods of increasing rates.

    The following tables set forth the scheduled repricing or maturity of the Company's assets and liabilities at December 31, 1998 and December 31, 1997. The assumed prepayment of investments and loans were based on the Company's assessment of current market conditions on such dates. Estimates have been made for the repricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or repricing periods, reactions will vary as to timing and degree of interest rate change.

              Analysis of Interest Sensitivity at December 31, 1998
              -----------------------------------------------------

                                  After Three
                         Within     Through     One      After Five
                         Three      Twelve    Through    Years and
                         Months     Months   Five Years  Insensitive    Total
                       ---------  ---------  ----------  ----------- ----------
                                        (amounts in thousands)

Net loans              $ 398,047  $ 286,996   $ 603,758   $  16,754  $1,305,555
Securities and time
  deposits               309,531    290,544     474,271     170,119   1,244,465
Federal funds                 --         --          --          --          --
                       ---------  ---------  ----------   ---------  ----------
Total earning assets   $ 707,578  $ 577,540  $1,078,029   $ 186,873  $2,550,020
                       =========  =========  ==========   =========  ==========
                           27.75%     22.65%      42.27%       7.33%     100.00%

Interest bearing
  deposits, excluding
  time deposits
  $100,000 and greater $ 486,125  $ 580,990  $  481,870   $     563  $1,549,548
Time deposits $100,000
  and greater            122,930     92,138      63,290          --     278,358
Short-term borrowings    140,207         --          --          --     140,207
Other borrowings              --         --          --          --          --
                       ---------  ---------  ----------   ---------  -----------
Total interest-bearing
  funds                  749,262    673,128     545,160         563   1,968,113
Non-interest bearing
  funds                       --         --          --     581,907     581,907
                       ---------  ---------  ----------   ---------  -----------
Funds supporting
  earning assets       $ 749,262  $ 673,128  $  545,160   $ 582,470  $2,550,020
                       =========  =========  ==========   =========  ===========
                           29.38%     26.40%      21.38%      22.84%     100.00%

Interest sensitivity
  gap                  $( 41,684) $( 95,588) $  532,869   $(395,597)         --
Cumulative gap         $( 41,684) $(137,272)  $ 395,597          --          --
Percent of total
  earning assets          ( 1.63)%   ( 5.38)%     15.51%         --          --

              Analysis of Interest Sensitivity at December 31, 1997
              -----------------------------------------------------

                                  After Three
                         Within     Through     One      After Five
                         Three      Twelve    Through    Years and
                         Months     Months   Five Years  Insensitive    Total
                        --------  ---------- ----------  ----------- -----------
                                       (amounts in thousands)

Net loans              $ 252,135  $ 116,538 $  623,655   $ 228,301   $1,220,629
Securities and time
  deposits               112,815    103,824    411,090     454,334    1,082,063
Federal funds             35,500         --         --          --       35,500
                       ---------  --------- ----------   ---------   -----------
Total earning assets   $ 400,450  $ 220,362 $1,034,745   $ 682,635   $2,338,192
                       ========== ========== ==========  ==========  ===========
                           17.13%      9.42%     44.25%      29.20%      100.00%

Interest bearing
  deposits, excluding
  time deposits
  $100,000 and greater $ 645,178  $ 272,983 $  392,167   $  29,311   $1,339,639
Time deposits $100,000
  and greater            100,267     91,361     68,650          --      260,278
Short-term borrowings     44,867         --         --     125,667      170,534
Other borrowings             500      1,279         --          --        1,779
                       ---------- ---------- ----------  ----------  -----------
Total interest-bearing
  funds                  790,812    365,623    460,817     154,978    1,772,230
Non-interest bearing
  funds                       --         --         --     565,962      565,962
                       ---------- ---------- ----------  ----------  -----------
Funds supporting
  earning assets       $ 790,812  $ 365,623 $  460,817   $ 720,940   $2,338,192
                       ========== ========= ===========  ==========  ===========
                           33.82%     15.64%     19.71%      30.83%      100.00%

Interest sensitivity
  gap                  $(390,362) $(145,261) $ 573,928   $( 38,305)          --
Cumulative gap         $(390,362) $(535,623) $  38,305          --           --
Percent of total
  earning assets          (16.70%)   (22.91%)     1.64%         --           --

INCOME TAXES:

     The Company had income tax expense on earnings before cumulative effect of a change in accounting principle of $14.4 million and $17.4 million for the years ended December 31, 1998 and 1997, respectively. This represents effective income tax rates of 32.6% and 36.2% for the years ended December 31, 1998 and 1997, respectively. The 16.9% decrease in 1998 income tax expense is due to decreased taxable income.

PERFORMANCE AND EQUITY RATIOS:

     The following table sets forth, for the periods indicated, the percentage of net earnings to average assets and average stockholders' equity, the percentage of common stock dividends declared per share to net earnings per share and the percentage of average stockholders' equity to average assets.



                                                       Years Ended December 31,
                                                       -------------------------
                                                        1998     1997    1996
                                                        ----     ----    ----
                                                                   %

Return on average assets, excluding cumulative
   effect of change in accounting principle             1.11     1.25    1.38
Return on average assets                                1.15     1.25    1.38
Return on avg. stockholders' equity, excluding
   cumulative effect of change in accounting
   principle                                           10.28    11.29   13.74
Return on average stockholders' equity                 10.68    11.29   13.74
Dividend payout ratio, excluding cumulative effect
   of change in accounting principle                   35.84    35.46   28.57
Dividend payout ratio                                  34.48    35.46   28.57
Average stockholders' equity to average assets         10.75    11.11   10.06




SECURITIES PORTFOLIO:

     The Company generally purchases securities to be held to maturity, with a maturity schedule that provides ample liquidity. Securities classified as held-to-maturity are carried at amortized cost. Certain securities have been classified as available-for-sale based on management's internal assessment of the portfolio considering future liquidity, earning requirements and capital position. The Company increased its available-for-sale portfolio during 1998. Generally, securities with a market risk have been placed in this category. The December 31, 1998 amortized cost of the held-to-maturity portfolio was $781 million and the fair value was $790 million. The available-for-sale portfolio balance was $463 million at December 31, 1998.

     The amortized cost of securities classified as available-for-sale at December 31, 1998, 1997 and 1996, were as follows (in thousands):


                                              December 31,
                                 ------------------------------------
                                    1998          1997         1996
                                 ---------     ---------    ---------

U.S. Treasury                    $101,493      $ 54,637     $    499
U.S. government agencies          272,564        46,039       53,802
Municipal obligations               5,851         1,496          923
Mortgage-backed securities         31,652        27,538        5,373
CMOs                               45,347        21,427       33,038
Other debt securities                 ---         6,305          ---
Equity securities                   5,969         6,089        4,932
                                 ---------     ---------    ---------
                                 $462,876      $163,531     $ 98,567
                                 =========     =========    =========



    The amortized cost, yield and fair value of debt securities classified as available-for-sale at December 31, 1998, by contractual maturity, were as follows (amounts in thousands):


                                      Over One    Over Five
                            One Year    Year        Years     Over
                              or      Through      Through     Ten
                             Less    Five Years   Ten Years   Years      Total
                           --------- ----------- ---------- ---------  ---------

U.S. Treasury              $ 45,071   $ 56,422   $    ---   $    ---   $101,493
U.S. government agencies     87,989    136,299     36,580     11,696    272,564
Municipal obligations           110        880      1,360      3,501      5,851
Mortgage-backed securities    1,267        131      9,621     20,633     31,652
CMOs                            ---        ---     26,353     18,994     45,347
Other debt securities           ---        ---        ---        ---        ---
                           ---------  ---------  ---------  ---------  ---------
                           $134,437   $193,732   $ 73,914   $ 54,824   $456,907
                           =========  =========  =========  =========  =========
Weighted Average Yield         5.84%      5.62%      6.18%      6.12%      5.84%



       The amortized cost of securities classified as held-to-maturity at December 31, 1998, 1997 and 1996 were as follows (in thousands):


                                              December 31,
                                 -------------------------------------
                                    1998          1997         1996
                                 ---------     ---------    ----------
U.S. Treasury                    $114,506      $210,525     $175,171
U.S. government agencies          200,149       267,437      338,796
Municipal obligations             167,997        88,062       66,367
Mortgage-backed securities        114,747       133,925       87,991
CMOs                              177,796       190,539      135,673
Other debt securities               6,054        25,874          ---
                                 ---------     ---------    ---------
                                 $781,249      $916,362     $803,998
                                 =========     =========    =========

       The amortized cost, yield and fair value of securities classified as held-to- maturity at December 31, 1998, by contractual maturity, were as follows (amounts in thousands):


                                     Over One    Over Five
                           One Year    Year        Years      Over
                              or      Through     Through      Ten
                             Less    Five Years  Ten Years    Years      Total
                           --------- ----------- ---------- ---------  ---------
U.S. Treasury              $ 90,242   $ 23,975   $    289   $    ---   $114,506
U.S. government agencies     95,089     66,879     36,476      1,705    200,149
Municipal obligations         6,179     34,707     49,608     77,503    167,997
Mortgage-backed securities    2,355      3,629     48,623     60,140    114,747
CMOs                          1,250      5,015     63,151    108,380    177,796
Other debt securities           ---      5,827        ---        227      6,054
                           ---------  ---------  ---------  ---------  ---------
                           $195,115   $140,032   $198,147   $247,955   $781,249
                           =========  =========  =========  =========  =========

Weighted Average Yield         6.12%      6.14%      5.88%      6.13%      6.07%


LOAN PORTFOLIO:

    The Banks' primary lending focus is to provide commercial, consumer and real estate loans to consumers and to small and middle market businesses in their respective market areas. Diversification in the loan portfolio is a means of reducing the risks associated with economic fluctuations. The Banks have no significant concentrations of loans to particular borrowers or loans to any foreign entities.

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


    The following table sets forth, for the periods indicated, the composition of the loan portfolio of the Company:


                                                               Loan Portfolio
                                                               --------------
                                                                December 31,
                                       -----------------------------------------------------------
                                            1998        1997        1996        1995        1994
                                            ----        ----        ----        ----        ----
                                                                   (in thousands)
Real estate:
  Residential mortgages 1-4 family     $  244,150  $  260,132  $  260,945  $  224,646  $  214,247
  Residential mortgages multifamily        12,220      10,881       7,642       9,674       7,302
  Home equity lines/loans                   8,815      10,814      10,169      11,825      11,740
  Construction and development             73,789      55,454      55,585      41,602      35,719
  Nonresidential                          143,445     139,332     131,578     127,027     112,957
Commercial, industrial and other          224,686     177,379     169,061     176,942     119,997
Consumer                                  544,137     513,362     494,456     409,608     397,879
Lease financing and depository
  institutions                             17,324      16,327      15,881      13,811      10,074
Political subdivisions                     21,069      16,889      12,142      14,394      12,806
Credit cards and other revolving credit    40,649      44,785      41,311      32,104      30,794
                                       ----------  ----------- ----------- ----------- -----------
                                        1,330,284   1,245,355   1,198,770   1,061,633     953,515
  Less, unearned income                    24,729      24,726      24,803      26,656      27,850
                                       ----------  ----------  ----------  ----------  -----------
  Net loans                            $1,305,555  $1,220,629  $1,173,967  $1,034,977  $  925,665
                                       =========== =========== =========== =========== ===========




       The  following  table  sets  forth,  for  the  periods   indicated,   the
approximate contractual maturity by type of the loan portfolio of the Company:


                                                           Loan Maturity Schedule
                                                           ----------------------

                                       December 31, 1998                            December 31, 1997
                              ----------------------------------------   ---------------------------------------------
                                         Maturity Range                               Maturity Range
                              ----------------------------------------   ---------------------------------------------
                                        After One                                    After One
                               Within    Through   After Five               Within    Through   After Five
                              One Year  Five Years   Years      Total      One Year  Five Years    Years      Total
                              --------  ---------- --------- ----------   ---------  ---------- ---------  -----------
                                                                 (in thousands)
Commercial, industrial and
  other                       $111,743   $ 97,029  $ 15,914  $  224,686    $ 69,220   $ 86,461  $ 21,698   $  177,379
Real estate - construction      52,515     16,786     4,488      73,789      32,889     18,912     3,653       55,454
All other loans                351,366    457,742   222,701   1,031,809     156,119    573,886   282,517    1,012,522
                              ---------  --------- --------- -----------   ---------  --------- ---------  -----------

Total loans                   $515,624   $571,557  $243,103  $1,330,284    $258,228   $679,259  $307,868   $1,245,355
                              =========  ========= ========= ===========   =========  ========= =========  ===========


    The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is shown below:


                  Loan Sensitivity to Changes in Interest Rates
                  ---------------------------------------------

                                                           December 31,
                                                       ---------------------
                                                         1998        1997
                                                       ---------   ---------
                                                          (in thousands)
Commercial, industrial, and real estate
  construction maturing after one year:
    Fixed rate                                         $113,023    $ 94,517
    Floating rate                                        21,194      31,190
Other loans maturing after one year:
    Fixed rate                                          648,566     831,716
    Floating rate                                        31,877      31,610
                                                       ---------   ---------

Total                                                  $814,660    $989,033
                                                       =========   =========



NONPERFORMING ASSETS:

    The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans and real estate owned. Loans past due 90 days or more and still accruing are also disclosed.


                                                     December 31,
                                     -------------------------------------------
                                       1998     1997     1996     1995     1994
                                       ----     ----     ----     ----     ----
                                                (Amounts in thousands)
Nonaccrual loans:
  Real estate                        $ 2,459  $ 2,869  $   753  $ 2,406  $ 1,914
  Commercial, industrial and other 1,023 650 169 1,144 525 Consumer, credit card and other
     revolving credit                  1,120      378    1,298    1,176    1,287
  Lease financing                        ---        1      ---      ---      ---
  Depository institutions                ---      ---      ---      ---      ---
  Political subdivisions                 ---      ---      ---      ---      ---
Restructured loans                     1,380    1,134      685      611      614
                                     -------- -------- -------- -------- -------
Total nonperforming loans              5,982    5,032    2,905    5,337    4,340
Acquired real estate owned               ---      435      147      140      ---
Real estate owned                      2,246    1,923    1,728      946    1,001
                                     -------- -------- -------- -------- -------
Total nonperforming assets           $ 8,228  $ 7,390  $ 4,780  $ 6,423  $ 5,341
                                     ======== ======== ======== ======== =======
Loans 90+ days past due and still
  accruing                           $ 2,907  $ 5,423  $ 8,361  $ 4,089  $ 2,692
                                     ======== ======== ======== ======== =======
Ratios (%):
  Nonperforming loans to net loans 0.46 0.41 0.25 0.52 0.47 Nonperforming assets to net loans
    and real estate owned               0.63     0.61     0.41     0.62     0.58
  Nonperforming loans to average net
    loans                               0.48     0.42     0.27     0.53     0.48
  Allowance for loan losses to
   nonperforming loans                364.43   417.33   681.58   325.86   354.19

    The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as "nonaccrual" was $462,000, $424,000, $220,000, $463,000 and $340,000 for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively.
    Interest actually received on nonaccrual loans was insignificant. The amount of interest recorded on restructured loans did not differ significantly from the interest that would have been recorded under the original terms of those loans.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES:

    The allowance for loan losses is a valuation account available to absorb losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt. Periodically during the year management estimates the probable level of future losses to determine whether the allowance is adequate to absorb reasonably foreseeable anticipated losses in the existing portfolio based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay and the estimated value of any underlying collateral and current economic conditions.
All commercial loans in lending relationships with an aggregate balance of $250,000 or more are risk rated and evaluated on an individual basis, as well as, all consumer and mortgage real estate loans with a balance of $100,000 or more. All consumer and mortgage real estate loans under $100,000 are risk rated as pools of homogeneous loans and classified according to past due status. Commercial loans are reviewed for impairment at the time a loans is no longer current or at the time management is made aware of a degradation in a borrower's financial status or a deficiency in collateral. Loss factors recommended by the Banks' regulators are applied to loans graded by standard loan classifications in determining a general allowance. Unclassified loans are categorized and reserved for at the greater of a five-year average net charge-off ratio or a minimum threshold stated as a percentage of loans outstanding. The allowance for loan loss stated as a percentage of period end loans, used in conjunction with the evaluation of current and anticipated economic conditions, composition of the Company's present loans portfolio, and trends in both delinquencies and nonaccruals, is a measurement standard utilized by management in determining the adequacy of the allowance. The unallocated portion of the allowance for loan losses is available to compensate for the uncertainties in estimating the potential losses including possible adverse effects to borrowers' ability to repay resulting from Year 2000 compliance issues.


    The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:


                                                    At and For The Years Ended December 31,
                                           ----------------------------------------------------------
                                              1998        1997        1996       1995        1994
                                              ----        ----        ----       ----        ----
                                                                 (in thousands)

Net loans outstanding at end of period     $1,305,555  $1,220,629  $1,173,96  $1,034,977  $  925,665
                                           ==========  ==========  =========  ==========  ===========

Average net loans outstanding              $1,243,617  $1,201,381 $1,083,165  $1,000,907  $  904,342
                                           ==========  ========== ==========  ==========  ===========

Balance of allowance for loan losses
  at beginning of period                   $   21,000  $   19,800 $   17,391  $   15,372  $   15,306
Loans charged-off:
  Real estate                                      26          22         73         210         106
  Commercial                                    1,076         997        975         636         637
  Consumer, credit cards and other
    revolving credit                            6,008       7,145      5,417       4,524       2,706
  Lease financing                                  20          49          1          13         ---
  Depository institutions                         ---         ---        ---         ---         ---
  Political subdivisions                          ---         ---        ---         ---         ---
                                           ----------  ---------- ----------  ----------  -----------

  Total charge-offs                             7,130       8,213      6,466       5,383       3,449
                                           ----------  ---------- ----------  ----------  -----------
Recoveries of loans previously
  charged-off:
  Real estate                                       5           5        186          15          53
  Commercial                                      540         646        937         971         570
  Consumer, credit cards and other
    revolving credit                            1,156       1,529        945         839         886
  Lease financing                                 ---           1        ---           5           8
  Depository institutions                         ---         ---        ---         ---         ---
  Political subdivisions                          ---         ---        ---         ---         ---
                                           ----------  ---------- ----------  ----------  -----------
  Total recoveries                              1,701       2,181      2,068       1,830       1,517
                                           ----------  ---------- ----------  ----------  -----------
  Net charge-offs                               5,429       6,032      4,398       3,553       1,932
  Provision for loan losses                     6,229       6,399      6,153       4,425       1,998
  Balance acquired through acquisition            ---         833        654       1,147         ---
                                           ----------  ---------- ----------  ----------  -----------
  Balance of allowance for loan losses
    at end of period                       $   21,800  $   21,000 $   19,800  $   17,391  $   15,372
                                           ==========  ========== ==========  ==========  ===========


    The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:


                                                     At and For The Years Ended December 31,
                                                    ----------------------------------------
                                                      1998   1997    1996    1995    1994
                                                      ----   ----    ----    ----    ----
Ratios (%):
  Net charge-offs to average net loans                0.44    0.50    0.41    0.35    0.21
  Net charge-offs to period-end net loans             0.42    0.49    0.37    0.34    0.21
  Allowance for loan losses to average net loans      1.75    1.75    1.83    1.74    1.70
  Allowance for loan losses to period-end net loans   1.67    1.72    1.69    1.68    1.66
  Net charge-offs to loan loss allowance             24.90   28.72   22.21   20.43   12.57
  Net charge-offs to loan loss provision             87.16   94.26   71.47   80.29   96.70



    An allocation of the loan loss allowance by major loan category is set forth in the following table. Except for an increase in the outstanding loan portfolio balance, there were no relevant variations in loan concentrations, quality or terms. The allocation is not necessarily indicative of the category of future losses, and the full allowance at December 31, 1998 is available to absorb losses occurring in any category of loans.


                                                                  December 31,
                        -------------------------------------------------------------------------------------------------
                              1998                1997                1996                1995                1994
                        -----------------  ------------------  ------------------- ------------------- ------------------
                        Allowance    of     Allowance  % of     Allowance   % of    Allowance   % of    Allowance  % of
                          for      Loans      for      Loans      for       Loans      for      Loans     for      Loans
                          Loan   to Total     Loan   to Total     Loan    to Total     Loan   to Total    Loan   to Total
                         Losses    Loans     Losses    Loans     Losses     Loans     Losses    Loans    Losses    Loans
                         ------    -----     ------    -----     ------     -----     ------    -----    ------    -----
                                                              (amounts in thousands)
Real estate             $ 2,500    36.26    $ 2,500    38.30    $ 3,000    38.87    $ 2,000    39.08    $ 1,250    40.06
Commercial, industrial
  and other               7,000    19.78      5,900    16.91      5,750    16.44      5,250    19.32      5,000    14.98
Consumer                  9,200    40.90      9,300    41.22      8,250    41.25      7,500    38.58      6,500    41.73
Credit card/revolving     1,000     3.06      1,200     3.57        800     3.44        500     3.02        500     3.23
Unallocated               2,100      ---      2,100      ---      2,000      ---      2,141      ---      2,122     ---
                        --------  -------   --------  -------   --------  -------   --------  -------   --------  ------
                        $21,800   100.00    $21,000   100.00    $19,800   100.00     17,391   100.00    $15,372   100.00
                        ========  =======   ========  =======   ========  =======   ========  =======   ========  ======



DEPOSITS AND OTHER DEBT INSTRUMENTS:

    The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rate paid on each category of deposits:

                                            1998                                1997                               1996
                               -------------------------------  ---------------------------------- ---------------------------------
                                           Percent                             Percent                            Percent
                                Average      of                   Average        of                   Average       of
                                Balance    Deposits   Rate (%)    Balance      Deposits   Rate (%)    Balance     Deposits  Rate (%)
                                -------    --------   --------    -------      --------   --------    -------     --------  --------
                                                                      (amounts in thousands)
Non-interest bearing accounts  $  493,218   22.08      ---      $  453,218       22.28     ---      $  472,909     24.30        ---
NOW accounts                      323,017   14.46     3.09         306,120       15.05    2.52         268,391     13.80       2.68
Money market and other
  savings accounts                526,280   23.56     3.16         440,545       21.66    2.95         425,626     21.88       2.78
Time deposits                     891,322   39.90     5.37         834,147       41.01    5.45         778,602     40.02       5.35
                                ---------   -----                ---------       -----               ---------     -----

                               $2,233,837  100.00               $2,034,030      100.00              $1,945,528    100.00
                               ==========  ======               ==========      ======              ==========    ======




    The  Banks   traditionally  price  their  deposits  to  position  themselves competitively with the local market. The Banks' policy is not to accept brokered deposits.

    Time certificates of deposit of $100,000 and greater at December 31, 1998 had maturities as follows:

                                        December 31, 1998
                                        -----------------
                                          (in thousands)
Three months or less                        $122,930
Over three through six months                 35,785
Over six months through one year              56,353
Over one year                                 63,290
                                            --------
Total                                       $278,358
                                            ========



SHORT-TERM BORROWINGS:

    The following table sets forth certain information concerning the Company's short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase.

                                                     Years Ended December 31,
                                                 -------------------------------
                                                    1998      1997       1996
                                                    ----      ----       ----
                                                      (amounts in thousands)
Federal funds purchased:
  Amount outstanding at period-end               $    ---   $    ---   $    ---
  Weighted average interest at period-end             ---%       ---%       ---%
  Maximum amount at any month-end during period  $ 53,850   $  5,875   $ 19,725
  Average  amount  outstanding  during  period   $  3,773   $  2,304   $ 11,425
  Weighted average interest rate during period       4.74%      4.64%      4.81%

Securities sold under agreements to repurchase:
  Amount outstanding at period-end               $140,207   $170,534   $ 87,609
  Weighted average interest at period-end            3.80%      4.61%      4.25%
  Maximum amount at any month end during-period  $182,062   $172,827   $156,595
  Average amount  outstanding during  period     $152,426   $118,855   $ 79,411
  Weighted average interest rate during period       4.62%      4.44%      4.36%



LIQUIDITY:

    Liquidity represents an institution's ability to provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets into cash or accessing new or existing sources of incremental funds. The principal sources of funds that provide liquidity are customer deposits, payments of interest and principal on loans, maturities in and sales of investment securities, earnings and borrowings. At December 31, 1998, cash and due from banks and securities available-for-sale were in excess of 26.3% of total deposits.


    The Company depends upon the dividends paid to it from the Banks as a principal source of funds for its debt service and dividend requirements. At
December 31, 1998, the Banks had approximately $100 million available for dividends to the Company.

CAPITAL RESOURCES:

    Risk-based and leverage capital ratios for the Company and the Banks for the periods indicated are shown in the following table:

                                            December 31,
                    ------------------------------------------------------------

                          Risk-Based Capital Ratios
                    --------------------------------------      Tier 1 Leverage
                         Total                 Tier 1                Ratio
                    ------------------  -------------------    -----------------
                    1998       1997       1998       1997       1998       1997
                    ----       ----       ----       ----       -----     -----

Hancock Bank MS     17.44%     19.71%     16.19%     18.46%      8.83%     9.79%
Hancock Bank LA     19.46      20.42      18.21      19.16      10.46     11.63
Company             17.41      20.33      16.88      19.08       9.69     10.41


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

IMPACT OF INFLATION:

    The Company's non-interest income and expenses can be affected by increasing rates of inflation; however, unlike most industrial companies, the assets and liabilities of financial institutions such as the Banks are primarily monetary in nature. Interest rates, therefore, have a more significant impact on the Banks' performance than the effect of general levels of inflation on the price of goods and services.

                           FORWARD LOOKING STATEMENTS
                           --------------------------

    Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. In addition to historical information, this report contains forward-looking statements and information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. Forward-looking statements and information presented reflects management's views and estimates of future economic circumstances, industry conditions, Company performance and financial results. The words "may", "should", "expect", "anticipate", "intend", "plan", "continue", "believe", "seek", "estimate" and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis". All phases of the Company's operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove accurate.

                               ITEM 2 - PROPERTIES
                               -------------------

    The Company's main offices are located at One Hancock Plaza, Gulfport, Mississippi. The building has fourteen stories, of which seven are utilized by the Company. The remaining seven stories are presently leased to outside parties.

    The building has been leased from the City of Gulfport in connection with an urban development revenue bond issue. The bonds matured and were paid in full during 1997. Hancock Bank MS, however, effectively has had ownership of the building since, under the terms of the bond documents, title to the facility reverts to Hancock Bank MS when all outstanding bonds have been paid. For this reason, the Company has historically carried the building as an asset and the bonds as a long term payable on its balance sheet. Pending the filing of certain documents, ownership will legally transfer to Hancock Bank MS.

    Title to the following banking offices in Mississippi and Louisiana is owned in fee (number of locations shown in parenthesis):

    Albany, LA               (1)       Hammond, LA              (2)
    Angie, LA                (1)       Independence, LA         (1)
    Baker, LA                (1)       Long Beach, MS           (2)
    Baton Rouge, LA         (13)       Loranger, LA             (1)
    Bay St. Louis, MS        (2)       Lyman, MS                (1)
    Biloxi, MS               (3)       Moss Point, MS           (1)
    Bogalusa, LA             (1)       Mt. Hermon, LA           (1)
    Denham Springs, LA       (3)       Ocean Springs, MS        (2)
    D'Iberville, MS          (1)       Pascagoula, MS           (4)
    Escatawpa, MS            (1)       Pass Christian, MS       (1)
    Franklinton, LA          (1)       Picayune, MS             (2)
    French Settlement, LA    (1)       Poplarville, MS          (1)
    Gautier, MS              (2)       St. Francisville, LA     (1)
    Gulfport, MS             (5)       Walker, LA               (1)
    Vancleave                (1)       Waveland, MS             (1)



    The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms of from one to thirty-four years including renewal options (number of locations shown in parenthesis):

    Baton Rouge, LA          (5)       Pascagoula, MS           (1)
    Bay St. Louis, MS        (3)       Picayune, MS             (2)
    Biloxi, MS               (1)       Ponchatoula, LA          (1)
    Diamondhead, MS          (1)       Slidell, LA              (1)
    Gulfport, MS             (4)       Springfield, LA          (1)
    Hammond, LA              (1)       Mandeville, LA           (1)



    In addition to the above, Hancock Bank MS owns land and other properties acquired through foreclosures of loan collateral. The major item is approximately 3,700 acres of timber land in Hancock County, Mississippi, which Hancock Bank MS acquired by foreclosure in the 1930's.

                           ITEM 3 - LEGAL PROCEEDINGS
                           --------------------------

    The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with outside legal counsel, all such matters are adequately covered by insurance or, if not so covered, are not expected to have a material adverse effect on the financial statements of the Company.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II
                                     -------

                ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
                -------------------------------------------------
                         AND RELATED STOCKHOLDER MATTERS
                         -------------------------------

    The  information  under the caption  "Market  Information"  on page 7 of the
Company's  1998  Annual  Report  to  Stockholders  is  incorporated   herein  by
reference.

                        ITEM 6 - SELECTED FINANCIAL DATA
                        --------------------------------

    The  information  under  the  caption   "Consolidated  Summary  of  Selected
Financial Information" on Page 5 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 37 and 38 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

      ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      --------------------------------------------------------------------

    The information under the caption "Quantitative and Qualitative Disclosures About Market Risk" on Pages 38 and 39 of the Company's 1998 Annual Report to stockholders is incorporated herein by reference.


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------

    The following consolidated financial statements of the Company and subsidiaries, and the independent auditors' report, appearing on Pages 18 through 36 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference:

    Consolidated Balance Sheets on Page 18
    Consolidated Statements of Earnings on Page 19
    Consolidated Statements of Stockholders' Equity on Page 20
    Consolidated Statements of Comprehensive Earnings on Page 20
    Consolidated Statements of Cash Flows on Page 21
    Notes to Consolidated Financial Statements on Pages 22 through 35 Independent Auditors' Report on Page 36



             ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ------------------------------------------------------
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

    There has been no change in the two most recent fiscal years nor has there been any disagreements with the Company's independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.



                                    PART III
                                    --------

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

    For information concerning this item, see "Election of Directors" (Pages 3-7) and "Executive Compensation" (Pages 9-14) in the Proxy Statement for the Annual Meeting of Shareholders held February 25, 1999, which was filed by the Registrant in definitive form with the Commission on January 25, 1999 and is incorporated herein by reference.


                        ITEM 11 - EXECUTIVE COMPENSATION
                        --------------------------------

    For information concerning this item see "Executive Compensation" (Pages 8-14) in the Proxy Statement for the Annual Meeting of Shareholders held February 25, 1999, which was filed by the Registrant in definitive form with the Commission on January 25, 1999 and is incorporated herein by reference.


    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ------------------------------------------------------------------------

    For information concerning this item see "Security Ownership of Certain Beneficial Owners" (Page 5) and "Security Ownership of Management" (Page 7) in the Proxy Statement for the Annual Meeting of Shareholders held February 25, 1999, which was filed by the Registrant in definitive form with the Commission on January 25, 1999 and is incorporated herein by reference.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

    For information concerning this item see "Certain Transactions and Relationships" (Pages 14-15) in the Proxy Statement for the Annual Meeting of Shareholders held February 25, 1999, which was filed by the Registrant in definitive form with the Commission on January 25, 1999 and is incorporated herein by reference.

                                     PART IV
                                     -------

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

HANCOCK HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES
-----------------------------------------------------
(a) 1. and 2. Consolidated Financial Statements:
-----------------------------------------------

    The following have been incorporated herein from the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference:

    - Independent Auditors' Report
    - Consolidated Balance Sheets as of December 31, 1998 and 1997
    - Consolidated Statements of Earnings for the three years ended December 31, 1998
    - Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998
    - Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 1998
    - Consolidated Statements of Cash Flows for the three years ended December 31, 1998
    - Notes to Consolidated Financial Statements for the three years ended December 31, 1998

    All other financial statements and schedules are omitted as the required information is inapplicable or the required information is presented in the consolidated financial statements or related notes.

(a) 3. Exhibits:
---------------

   (2.1) Agreement and Plan of Merger dated May 30, 1985 among  Hancock  Holding
         Company, Hancock Bank and Pascagoula-Moss Point Bank (filed as Exhibit 2 to the Registrant's Form 8-K dated June 6, 1985 and incorporated herein by reference).

   (2.2) Amendment dated July 9, 1985 to Agreement and Plan of Merger dated
         May 30, 1985 among Hancock Holding Company, Hancock Bank and Pascagoula -Moss Point Bank (filed as Exhibit 19 to Registrant's Form 10-Q for the quarter ended June 30, 1985 and incorporated herein by reference).

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

   (2.8) Agreement and Plan of Reorganization  dated June 19, 1996 among Hancock
         Holding Company, Hancock Bank of Louisiana, Community Bancshares, Inc. and Community State Bank, Hammond Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 333- 11873, dated September 12, 1996).

   (2.9) Agreement and Plan of Reorganization  dated July 31, 1997 among Hancock
         Holding Company, Hancock Bank of Louisiana and Southeast National Bank, Hammond, Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 333-14223, dated October 16, 1996).

  (2.10) Agreement  and Plan of  Reorganization  dated  February  28, 1997 among
         Hancock Holding Company, Hancock Bank of Louisiana and Commerce Corporation, St. Francisville, Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 323-26577, dated May 6,
         1997).

  (2.11) Amended and Restated Agreement and Plan of Reorganization dated October
         15, 1998 among Hancock Holding Company, Hancock Bank of Louisiana and American Security Bancsharesof Ville Platte, Inc., Ville Platte, Louisiana (filed as Exhibit 2 to the Registrant's Form S-4, Registration Number 333-67181, dated November 12, 1998).

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

   (3.7) Articles of Amendment to the Articles of Incorporation adopted February
         20, 1997 (filed as Exhibit 3.7 to the Registrant's Form 10- K for the year ended December 31, 1996 and incorporated herein by reference).

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

  (10.2) Description of Hancock Bank Executive Supplemental  Reimbursement Plan,
         as amended (filed as Exhibit 10.2 to the Registrant's Form 10- K for the year ended December 31, 1996, and incorporated herein by reference).

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

   (13) Annual Report to Stockholders for year ending December 31, 1998 (furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

   (21) Proxy Statement for the Registrant's Annual Meeting of Shareholders on February 25, 1999 (deemed "filed" for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

   (22)  Subsidiaries of the Registrant.

                               Jurisdiction              Holder of
Name                         of Incorporation        Outstanding Stock (1)
----                         ----------------        ---------------------
Hancock Bank                    Mississippi          Hancock Holding Company
Hancock Bank of Louisiana       Louisiana            Hancock Holding Company
Hancock Bank Securities
  Corporation                   Mississippi          Hancock Bank
Hancock Insurance Agency        Mississippi          Hancock Bank
Hancock Investment Services,
  Inc.                          Mississippi          Hancock Bank
Town Properties, Inc.           Mississippi          Hancock Bank
The Gulfport Building, Inc.
 of Mississippi                 Mississippi          Hancock Bank
Harrison Finance Company        Mississippi          Hancock Bank
Hancock Mortgage Corporation    Mississippi          Hancock Bank and
                                                     Hancock Bank Securities
                                                       Corporation
Harrison Life Insurance         Mississippi          79% owned by Hancock
 Company                                               Bank


   (1)  All are 100% owned except as indicated.



  (23)  Independent Auditors' Consent

  (27)  Financial Data Schedule.

(b) Reports on Form 8-K:
-----------------------
        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c):
---
        The response to this portion of Item 14 is submitted as a separate section of this report.

(d):
---
        Not applicable.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANCOCK HOLDING COMPANY


DATE    March 29, 1999                   /s/ Leo W. Seal, Jr.
     --------------------              ----------------------------------
                                       By Leo W. Seal, Jr., President and
                                       Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Leo W. Seal, Jr.            President, Chief Executive   March 29, 1999
------------------------------   Officer (Principal Executive
 Leo W. Seal, Jr.                Officer) and Director


 /s/ Joseph F. Boardman, Jr.     Director,                    March 29, 1999
------------------------------   Chairman of the Board
 Joseph F. Boardman, Jr.


 /s/ George A. Schloegel         Director,                    March 29, 1999
------------------------------   Vice Chairman of the Board
 George A. Schloegel


                                 Director                     March 29, 1999
------------------------------
 Thomas W. Milner, Jr.


 /s/ Dr. Homer C. Moody, Jr.     Director                     March 29, 1999
------------------------------
 Dr. Homer C. Moody, Jr.


                                 Director                     March 29, 1999
------------------------------
 James B. Estabrook, Jr.


 /s/ Charles H. Johnson          Director                     March 29, 1999
------------------------------
 Charles H. Johnson


 /s/ L. A. Koenenn, Jr.          Director                     March 29, 1999
------------------------------
 L. A. Koenenn, Jr.


 /s/ Victor Mavar                Director                     March 29, 1999
------------------------------
 Victor Mavar


 /s/ Carl J. Chaney              Assistant Secretary and      March 29, 1999
------------------------------   Chief Fiancial Officer
 Carl J. Chaney                  (Principal Financial and
                                 Accounting Officer)