Form 10-Q
period 1999-03-31
HANCOCK HOLDING CO
filed 1999-05-17
CIK 750577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     [   ]     Transition Report Pursuant to Section 13 or 15(d) of the
               of the Securities Exchange Act of 1934


For Quarter Ending         March 31, 1999
                   -------------------------------------------------------------

Commission File Number     0-13089
                       ---------------------------------------------------------

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


10,910,570 Common Shares were outstanding as of April 29, 1999 for financial statement purposes.

                             HANCOCK HOLDING COMPANY
                             -----------------------

                                      INDEX
                                      -----
PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
------------------------------                              -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  March 31, 1999 and December 31, 1998                           3


  Condensed Consolidated Statements of Earnings --
  Three Months Ended March 31, 1999 and 1998                     4


  Condensed Consolidated Statements of Cash Flows --
  Three Months Ended March 31, 1999 and 1998                     5


  Notes to Condensed Consolidated Financial
  Statements                                                   6 - 7


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 12

ITEM 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                    12

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  Submission of Matters to a Vote                         13
         of Security Holders

ITEM 6.  Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                       14
----------

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                    ----------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                             (Amounts in thousands)


                                                            (Unaudited)
                                                             March 31,      December 31,
ASSETS:                                                        1999             1998   *
                                                            -----------     ------------
  Cash and due from banks (non-interest bearing)            $  154,715       $  161,294
  Interest-bearing time deposits with other banks                    -               96
  Securities available for sale (amortized cost of
    $695,335 and $462,876)                                     692,773          463,120
  Securities held to maturity
    (fair value of $672,959 and $790,379)                      668,245          781,249
  Federal funds sold                                             7,275                -
  Loans, net of unearned income                              1,414,117        1,305,555
    Less:  Allowance for loan losses                           (23,653)         (21,800)
                                                            -----------      -----------
        Loans, net                                           1,390,464        1,283,755
  Property and equipment, net of accumulated
    depreciation of $52,595 and $51,112                         53,089           44,547
  Other real estate, net                                         2,713            2,245
  Accrued interest receivable                                   23,903           23,798
  Goodwill and other intangibles                                46,584           26,449
  Other assets                                                  26,853           28,142
                                                            -----------      -----------
       TOTAL ASSETS                                         $3,066,614       $2,814,695
                                                            ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing demand                             $  557,541       $  546,685
    Interest-bearing savings, NOW, money market
      and time                                               2,012,874        1,827,906
                                                            -----------      -----------
         Total deposits                                      2,570,415        2,374,591
  Federal funds purchased and securities sold under
    agreements to repurchase                                   170,981          140,207
  Other liabilities                                             18,627           13,090
                                                            -----------      -----------
       TOTAL LIABILITIES                                     2,760,023        2,527,888
                                                            -----------      -----------
STOCKHOLDERS' EQUITY:
  Common stock - $3.33 par value per share; 75,000,000
    shares authorized and 11,072,770 shares issued              36,872           36,872
  Capital surplus                                              195,899          201,546
  Retained earnings                                             76,351           71,499
  Unrealized (loss) gain on securities available for
    sale, net                                                   (1,666)             159
  Unearned compensation                                           (865)          (1,010)
  Treasury stock                                                     -          (22,259)
                                                            -----------      -----------
       TOTAL STOCKHOLDERS' EQUITY                              306,591          286,807
                                                            -----------      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $3,066,614       $2,814,695
                                                            ===========      ===========

       * The balance sheet at December 31, 1998 has been taken from the audited balance sheet at that date.

         See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                    ----------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                    UNAUDITED
                                    ---------
                  (Amounts in thousands except per share data)


                                                           Three Months Ended March 31,
                                                           ----------------------------
INTEREST INCOME:                                               1999            1998
                                                           -------------   ------------
  Loans                                                     $  32,167       $  29,390
  U. S. Treasury securities                                     2,991           3,757
  Obligations of U.S. government agencies                       8,751           7,057
  Obligations of states and political subdivisions              2,294           1,347
  Federal funds sold                                              385           1,347
  Other investments                                             4,664           4,845
                                                           -------------    -----------
      Total interest income                                    51,252          47,743
                                                           -------------    -----------
INTEREST EXPENSE:
  Deposits                                                     19,801          17,420
  Federal funds purchased and securities
    sold under agreements to repurchase                         1,369           1,796
  Bonds and notes                                                   -              32
                                                           -------------    -----------
      Total interest expense                                   21,170          19,248
                                                           -------------    -----------
NET INTEREST INCOME                                            30,082          28,495
Provision for loan losses                                       1,420           1,359
                                                           -------------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            28,662          27,136
                                                           -------------    -----------
NON-INTEREST INCOME:
  Service charges on deposit accounts                           5,116           4,656
  Other service charges, commissions and fees                   4,344           1,941
  Securities gains (losses), net                                    3             (63)
  Other                                                           553             777
                                                           -------------    -----------
     Total non-interest income                                 10,016           7,311
                                                           -------------    -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                               14,607          11,866
  Net occupancy expense of premises                             1,813           1,279
  Equipment rentals, depreciation and maintenance               2,252           1,533
  Amortization of intangibles                                     893             598
  Other                                                         8,255           6,963
                                                           -------------    -----------
     Total non-interest expense                                27,820          22,239
                                                           -------------    -----------
EARNINGS BEFORE INCOME TAXES                                   10,858          12,208
Income taxes                                                    3,227           4,155
                                                           -------------    -----------
NET EARNINGS                                                $   7,631       $   8,053
                                                           =============    ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE                 $    0.70       $    0.74
                                                           =============    ===========
DIVIDENDS PAID PER COMMON SHARE                             $    0.25       $    0.25
                                                           =============    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           10,901          10,917
                                                           =============    ===========

See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                    ----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                    UNAUDITED
                                    ---------
                             (Amounts in thousands)


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1999            1998
                                                       ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Earnings                                         $   7,631       $   8,053
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                         1,472           1,280
      Provision for loan losses                            1,420           1,359
      (Gains) losses on sales of securities              (     3)             63
      Decrease (increase) in interest receivable           1,410       (     229)
      Amortization of intangible assets                      893             598
      (Decrease) increase in interest payable            (   715)            767
      Other, net                                           5,217       (   5,477)
                                                       ------------   -------------
    Net cash provided by operating activities             17,325           6,414
                                                       ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing
    time deposits                                             96           1,472
  Proceeds from maturities of securities
    held to maturity                                     161,180         100,973
  Purchase of securities held to maturity               ( 48,176)       ( 93,190)
  Proceeds from sales and maturities of securities
    available for sale                                    55,980          22,062
  Purchase of securities available for sale             (213,365)       (128,144)
  Net decrease (increase) in federal funds sold              550        ( 44,011)
  Net increase in loans                                 (  4,090)       (  5,439)
  Purchase of property, equipment and software, net     (  6,686)       (  1,130)
  Proceeds from sales of other real estate                   378             139
  Net cash received in connection with purchase
    transaction                                           12,986               -
                                                       ------------   -------------
    Net cash used in investing activities               ( 41,147)       (147,268)
                                                       ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                   ( 10,754)        132,536
  Dividends paid                                        (  2,777)       (  2,769)
  Net increase in federal funds purchased and
    securities sold under agreements to repurchase
    and other temporary funds                             30,774          13,994
                                                       ------------   -------------
    Net cash provided by financing activities             17,243         143,761
                                                       ------------   -------------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS      (  6,579)          2,907

CASH AND DUE FROM BANKS, BEGINNING                       161,294         113,125
                                                       ------------   -------------
CASH AND DUE FROM BANKS, ENDING                        $ 154,715       $ 116,032
                                                       ============   =============

See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                    UNAUDITED
                                    ---------
           (At And For the Three Months Ended March 31, 1999 and 1998)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

       The accompanying unaudited condensed consolidated financial statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 1998 Annual Report to Shareholders.


COMPREHENSIVE EARNINGS
----------------------

       Following is a summary of the Company's comprehensive earnings for the three months ended March 31, 1999 and 1998.

                             (Amounts in thousands)
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1999            1998
                                                  -------------  -------------
  Net earnings                                      $  7,631        $  8,053
  Other comprehensive income(loss)
    (net of income tax):
          Unrealized holding (losses)/gains on
            securities available for sale            ( 2,436)         (  219)
                                                  -------------  -------------
          Total Comprehensive Earnings              $  5,195        $  7,834
                                                  =============  =============

ACQUISITION
-----------

       On January 15, 1999, the Company acquired American Security Bancshares of Ville Platte, Inc. (American Security), Ville Platte, Louisiana and its
subsidiary, American Security Bank (ASB). The merger was consummated by the exchange of all outstanding shares of American Security common stock in return for approximately 644,000 shares of common stock of the Company and $15.2 million cash. Approximately 241,000 shares of the Company's stock was repurchased during the current quarter to consummate the acquisition. The acquisition was accounted for as a purchase. The total purchase price is being allocated to the tangible and intangible assets and liabilites acquired based upon preliminary estimates of their fair values. The preliminary allocation of the purchase price resulted in intangible assets of approximately $21.0 million, which are being amortized over approximately 15 years. Management has requested additional information, including, among other things, certain appraisals of bank premises and equipment in order to finalize those allocations. The Company will make appropriate adjustments as soon as that information becomes available. The results of operations of ASB are included in the 1999 consolidated statements of earnings from the date of acquisition.

       The Company is discontinuing American Security's electronic banking operations that provided funding for ATM machines owned by third parties. It is anticipated that this process will be completed in the third quarter of 1999.

       The unaudited pro forma consolidated results of operations presented below give effect to the acquisition as though it had occurred on January 1, 1998 (amounts in thousands except per share data).

                                         For the Three Months Ended March 31,
                                         ------------------------------------
                                                1999              1998
                                             ----------        ----------
    Interest income                           $ 51,761          $ 50,990
    Interest expense                           (21,442)          (20,975)
    Provision for loan losses                  ( 1,445)          ( 2,399)
      Net interest income after              ----------        ----------
        provision for loan losses               28,874            27,616

    Net earnings (1)                          $  6,339          $  9,239
    Basic and diluted earnings per
      common share                            $   0.58          $   0.85

(1) Net earnings for 1998 includes gains on the sale of two branches amounting to $2.2 million.

       The unaudited pro forma information is not necessarily indicative either of results of operations that would have occurred had the purchase been made as of January 1, 1998 or of future results of operations of the combined companies.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                    ----------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

       The following discussion provides management's analysis of certain factors which have affected the Company's financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements.

CHANGES IN FINANCIAL CONDITION
------------------------------

Liquidity
---------

       The Company manages liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and securities held to maturity and sales and maturities of securities available for sale.

       The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                 March 31,      December 31,
                                                   1999            1998
                                                -----------    --------------
Total securities to total deposits                 52.95%          52.40%

Total loans (net of unearned
     income) to total deposits                     55.02%          54.98%

Interest-earning assets
     to total assets                               90.73%          90.59%

Interest-bearing deposits
     to total deposits                             78.31%          76.98%


Capital Resources
-----------------

       The Company continues to maintain an adequate capital position, as the following ratios indicate:

                                                 March 31,      December 31,
                                                   1999            1998
                                                -----------    --------------
Equity capital to total assets (1)                 10.00%          10.19%

Total capital to risk-weighted assets (2)          16.51%          17.41%

Tier 1 capital to risk-weighted                    16.02%          16.88%
  assets (3)

Leverage capital to average total assets (4)        8.62%           9.69%



(1) Equity capital consists of stockholder's equity (excluding unrealized gains/(losses)).

(2) Total capital consists of equity capital less intangible assets plus a limited amount of loan loss allowance. Risk-weighted assets represent the assigned risk portion of all on and off-balance-sheet assets. Based on Federal Reserve Board guidelines, assets are assigned a risk factor percentage from 0% to 100%. A minimum ratio of total capital to risk-weighted assets of 8% is required.


(3) Tier 1 capital consists of equity capital less intangible assets. A minimum ratio of tier 1 capital to risk-weighted assets of 4% is required.

(4) Leverage capital consists of equity capital less goodwill and core deposit intangibles. Regulations require a minimum 4% leverage capital ratio for an entity to be considered adequately capitalized


RESULTS OF OPERATIONS
---------------------

Net Earnings
------------

       Net earnings, which included the operation of ASB subsequent to January 15, 1999, decreased $422,000 or 5.2% for the first quarter of 1999 compared to the first quarter of 1998. Following is selected information for quarterly comparison:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1999           1998
                                                -------------   ------------
Results of Operations:

  Return on average assets                           1.02%          1.23%

  Return on average equity                          10.02%         11.10%

Net Interest Income:

  Yield on average interest-earning assets
    (tax equivalent)                                 7.75%          8.06%

  Cost of average interest-bearing funds             3.99%          4.19%
                                                 -------------  ------------
  Net interest spread                                3.76%          3.88%
                                                 =============  ============
  Net yield on interest-earning assets
    (net interest income on a tax equivalent
    basis divided by average interest-earning
    assets)                                          4.63%          4.88%
                                                 =============  ============

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

       The following information is useful in determining the adequacy of the loan loss reserve and loan loss provision and are calculated using average loan balances. (Amounts shown are in thousands)



                                     At and For the Three Months Ended March 31,
                                     -------------------------------------------
                                                      1999          1998
                                                   ---------     ---------
Annualized net charge-offs to average loans           0.62%         0.41%

Annualized provision for loan losses to average       0.41%         0.45%
  loans

Average allowance for loan losses to average loans    1.69%         1.74%

Gross charge-offs (1)                              $ 2,753       $ 1,601

Gross recoveries                                   $   590       $   352

Non-accrual loans                                  $ 6,406       $ 4,407

Accruing loans 90 days or more past due            $ 4,545       $ 4,534


(1) The current quarter included a single loan charge-off of $479,000 which had been fully reserved for by ASB prior to acquisition.

Non-Interest Expense
--------------------

       Non-interest expense for the three month period ended March 31, 1999 increased $5.6 million, or 25.10%, compared to the same period the previous year. Current quarter's expense includes the operations of ASB since the acquisition date of January 15, 1999. Salaries increased $2.7 million during the current quarter compared to the first quarter of 1998 due to increased personnel. In addition to the costs associated with ASB, the Company's expansion into certain lines of business contributed to a portion of the increased salary expense. Equipment costs increased partially due to hardware requirements of the Company's new automated sales platform. Other non-interest expenses increased in the current quarter compared to the prior year's quarter primarily due to ASB expense, advertising costs associated with the Company's 100th year anniversary marketing campaign and data processing expenses impacted by recent software upgrades.


Income Taxes
------------

       The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first three months of 1999 was $2,581,000 compared to $1,572,000 for the comparable period in 1998.

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

       Identification of the Company's major Year 2000 issues is complete and plans, including replacement of certain systems, were implemented to resolve the issues of which management is aware. Written assurances of expected Year 2000 readiness have been requested from all material third party vendors, including, but not limited to, correspondent banks, software providers and utility companies. If any of the companies providing services, software or equipment to the Company fail to adequately address the Year 2000 issue at a reasonable cost, the result could be a significant adverse effect on the Company's business and operational results. The readiness of all third parties, including customers and suppliers, is inherently uncertain and cannot be assured.

       The Company recognized the importance of its customers' need to address Year 2000 issues. Relationships considered material to the Company's financial position were identified and appropriate documentation from borrowers received. A committee, specifically established for this project, is in the process of reviewing the information obtained and assessing the risk of repayment impairment.

       Testing of information systems and review of property equipment functions, except those slated for replacement or vendor upgrade, is completed. In addition to testing required by regulatory agencies, which included fully integrated systems testing, the Company plans to perform a second test of all data processing systems in September 1999.

       Contingency plans for the most reasonably likely worst-case scenarios are complete. Plans may be updated as testing and implementation continue. Issues regarding material equipment and applications failure have been addressed. Contingency plans for liquidity needs due to potentially significant deposit withdrawals during the fourth quarter of 1999 are substantially complete.

       Management believes it has dedicated adequate resources to address the issues associated with the turn of the century. The total amount of expenditures for Year 2000 compliance, including those incurred since 1997, and those anticipated during the next eighteen months, is expected to be less than $4.0 million (before income taxes) but cannot be predicted with certainty at this time.

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

       In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Company's interest rate management policy is designed to produce a relatively stable net interest margin in periods of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. Management also reviews the Company's securities portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of the Company's investment securities.

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

       The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At March 31, 1999 the Company had $334 million of regular savings and club accounts and $684 million of money market and NOW accounts, representing 50.6% of total interest-bearing depositor accounts.

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

                           Part II - OTHER INFORMATION
                           ---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

       A.    Annual Meeting held February 25, 1999.

       B.    Directors elected at the Annual Meeting held February 25, 1999:

                                                          Votes Cast
                                                  --------------------------
                                                    Affirmed      Withheld
                                                  -------------  -----------
             1.    Joseph F Boardman, Jr.         8,614,074.8      98,878.6
             2.    Charles R. Johnson             8,614,154.8      98,798.6
             3.    Thomas W. Milner, Jr.          8,603,609.7     109,343.7



             Continuing Directors:

             4.    L. A. Koennen, Jr.
             5.    Dr. Homer C. Moody
             6.    George A. Schloegel
             7.    James B. Estabrook, Jr.
             8.    Victor Mavar
             9.    Leo W. Seal, Jr.

       C.(1)       Approval of Deloitte & Touche LLP as the  independent  public
                   accountants  of  the  Company.   Approval  was  made  with  a
                   favorable vote of 99.8%

                        For              Against                  Abstained
                   ------------         ---------                -----------
                   8,711,806.2           1,077.7                    789.5


         (2) In their discretion, proxies are authorized to vote upon such other business as may properly come before the meeting or any adjournment thereof.

                        For              Against                  Abstained
                   ------------         ---------                -----------
                   8,186,924.4           499,950                    26,079


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

       Exhibit (27) Selected financial data.

                                   SIGNATURES
                                   ----------



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HANCOCK HOLDING COMPANY
                                           -----------------------
                                                  Registrant


     May 11, 1999                 By:    /s/ George A. Schloegel
----------------------                 ------------------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



     May 11, 1999                 By:    /s/ Carl J. Chaney
----------------------                 ------------------------------
        Date                             Carl J. Chaney
                                         Senior Vice President &
                                         Chief Financial Officer