Form 10-Q
period 1999-06-30
HANCOCK HOLDING CO
filed 1999-08-16
CIK 750577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

           Transition Report Pursuant to Section 13 or 15(d)
     [ ]   of the Securities Exchange Act of 1934


For Quarter Ending         June 30, 1999
                   ---------------------------

Commission File Number      0-13089
                       ------------------

                             HANCOCK HOLDING COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MISSISSIPPI                                 64-0693170
-------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                Number)

 ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI       39502
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (228) 868-4727
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES    X         NO
                               --------        --------

10,910,570 Common Shares were outstanding as of July 30, 1999 for financial statement purposes.

                             HANCOCK HOLDING COMPANY
                             -----------------------
                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
------------------------------                              -----------

ITEM 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets --
  June 30, 1999 and December 31, 1998                           3


  Condensed Consolidated Statements of Earnings --
  Three and Six Months Ended June 30, 1999 and 1998             4


  Condensed Consolidated Statements of Cash Flows --
  Six Months Ended June 30, 1999 and 1998                       5


  Notes to Condensed Consolidated Financial
  Statements                                                   6 - 7


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 13


ITEM 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                    13


PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                        14


SIGNATURES                                                       15
----------

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                    ----------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                             (Amounts in thousands)


                                                 (Unaudited)
                                                   June 30,     December 31,
                                                     1999           1998      *
                                                 -------------  ------------
Assets:

  Cash and due from banks (non-interest bearing)   $  133,498    $  161,294
  Interest-bearing time deposits with other banks         -              96
  Securities available for sale (amortized
     cost of $688,391  and $462,876)                  675,590       463,120
  Securities held to maturity (fair value
     of $578,796 and $790,379)                        582,217       781,249
  Federal funds sold                                   18,325           -
  Loans, net of unearned income                     1,458,097     1,305,555
    Less: Allowance for loan losses                   (23,850)      (21,800)
                                                  ------------  ------------
      Loans, net                                    1,434,247     1,283,755
  Property and equipment, net of accumulated
    depreciation of $53,066 and $51,112                54,208        44,547
  Other real estate, net                                2,666         2,245
  Accrued interest receivable                          24,107        23,798
  Goodwill and other intangibles                       45,730        26,449
  Other assets                                         28,235        28,142
                                                  ------------  ------------
         Total Assets                              $2,998,823    $2,814,695
                                                  ============  ============

Total Liabilities and Stockholders' Equity:
Deposits:
    Non-interest bearing demand                    $  562,995    $  546,685
    Interest-bearing savings, NOW, money market
      and time                                      1,948,029     1,827,906
                                                  ------------  ------------
        Total deposits                              2,511,024     2,374,591
  Federal funds purchased and securities
     sold under agreements to repurchase              166,752       140,207
  Long-term bonds and notes                             2,675           -
  Other liabilities                                    13,150        13,090
                                                  ------------  ------------
        Total Liabilities                           2,693,601     2,527,888


Stockholders' Equity:
  Common stock-$3.33 par value per share;
     75,000,000
    Shares authorized and 11,072,770 issued            36,872        36,872
  Capital surplus                                     195,899       201,536
  Retained earnings                                    81,393        71,499
  Unrealized (loss) gain on securities
     available for sale, net                           (8,328)          159
  Unearned compensation                                  (614)       (1,010)
  Treasury stock                                          -         (22,249)
                                                  ------------  ------------
        Total Stockholders' Equity                    305,222       286,807
                                                  ------------  ------------
        Total Liabilities and
          Stockholders' Equity                     $2,998,823    $2,814,695
                                                  ============  ============

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
                                                   ---------
                                  (Amounts in thousands except per share data)


                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                     --------------------------    -------------------------
                                                           1999         1998             1999         1998
                                                     ------------- ------------    -------------- ----------

Interest income:
  Loans                                                   $32,508       $28,427         $64,675       $57,816
  U. S. Treasury securities                                 2,854         3,793           5,845         7,550
  Obligations of U. S. government agencies                  8,938         7,459          17,689        14,516
  Obligations of states and political subdivisions          2,367         1,686           4,661         3,033
  Federal funds sold                                          231           974             616         2,321
  Other investments                                         4,807         5,438           9,471        10,284
                                                     ------------- -------------   -------------- -------------
      Total interest income                                51,705        47,777         102,957        95,520
                                                     ------------- -------------   -------------- -------------
Interest expense:
  Deposits                                                 19,318        18,437          39,083        35,858
  Federal funds purchased and securities sold
    under agreements to repurchase                          1,609         2,302           2,978         4,097
  Bonds and notes                                              71            29             107            58
                                                     ------------- -------------   -------------- -------------
      Total interest expense                               20,998        20,768          42,168        40,013
                                                     ------------- -------------   -------------- -------------

         Net interest income                               30,707        27,009          60,789        55,507
Provision for loan losses                                   1,621           929           3,041         2,288
                                                     ------------- -------------   -------------- -------------
         Net interest income after provision for
          loan losses                                      29,086        26,080          57,748        53,219
                                                     ------------- -------------   -------------- -------------
Non-interest income
  Service charges on deposit accounts                       5,932         4,780          11,048         9,437
  Other service charges, commissions and fees               4,347         2,914           8,691         4,855
  Securities gains (losses), net                               11           -                14           (63)
  Other                                                       622           592           1,175         1,369
                                                     ------------- -------------   -------------- -------------
      Total non-interest income                            10,912         8,286          20,928        15,598
                                                     ------------- -------------   -------------- -------------
Non-interest expense
  Salaries and employee benefits                           15,230        11,631          29,837        23,497
  Net occupancy expense of premises                         1,817         1,339           3,630         2,619
  Equipment rentals, depreciation and maintenance           2,411         2,078           4,663         3,612
  Amortization of intangibles                                 952           602           1,845         1,200
  Other                                                     7,802         6,094          16,057        13,059
                                                     ------------- -------------   -------------- -------------
      Total non-interest expense                           28,212        21,744          56,032        43,987
                                                     ------------- -------------   -------------- -------------

        Earnings before income taxes                       11,786        12,622          22,644        24,830
Income taxes                                                3,975         4,087           7,202         8,242
                                                     ------------- -------------   -------------- -------------
        Net earnings                                      $ 7,811       $ 8,535         $15,442       $16,588
                                                     ============= =============   ============== =============

Basic and diluted earnings per common share               $  0.72       $  0.78         $  1.42       $  1.52
                                                     ============= =============   ============== =============

Dividends paid per common share                           $  0.25       $  0.25         $  0.50       $  0.50
                                                     ============= =============   ============== =============
Weighted average number of common shares outstanding       10,882        10,910          10,885        10,911
                                                     ============= =============   ============== =============


See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                    ----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                    UNAUDITED
                                    ---------
                             (Amounts in thousands)


                                                      Six Months Ended June 30,
                                                      --------------------------
                                                          1999          1998
                                                      ------------ -------------
Cash Flows from Operating Activities:

  Net earnings                                         $   15,442   $    16,588
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation                                        3,072         2,550
        Provision for loan losses                           3,041         2,288
        Provision for losses on real estate owned              91            88
        (Gains) losses on sales of securities                 (14)           63
        Decrease (increase) in interest receivable          1,070        (1,626)
        Amortization of intangible assets                   1,845         1,200
        (Decrease) increase in interest payable            (1,164)          694
        Other, net                                          6,302       (10,693)
                                                        -----------  -----------
  Net cash provided by operating activities                29,685        11,152
                                                        -----------  -----------
Cash Flows from Investing Activities:
  Net decrease in interest-bearing time deposits               96         1,472
  Proceeds from maturities of securities held
    to maturity                                           278,275       206,906
  Purchase of securities held to maturity                 (79,243)     (165,906)
  Proceeds from maturities and sales of securities
    available for sale                                     76,662        24,365
  Purchase of securities available for sale              (228,460)     (202,955)
  Net increase in federal funds sold                      (10,500)       (8,000)
  Net increase in loans                                   (49,653)       (9,165)
  Purchase of property, equipment and software, net        (9,096)       (5,491)
  Proceeds from sales of other real estate                    596           298
  Net cash received in connection with purchase
    transaction                                            12,986           -
                                                        -----------  -----------
    Net cash used in investing activities                  (8,337)     (158,476)
                                                        -----------  -----------
Cash Flows from Financing Activities:
  Net (decrease) increase in deposits                     (70,145)      219,516
  Dividends paid                                           (5,544)       (5,537)
  Net increase (decrease) in federal funds purchased and
    Securities sold under agreements to repurchase
    and other temporary funds                              26,545       (51,692)
                                                        -----------  -----------
    Net cash (used in) provided by financing activities   (49,144)      162,287
                                                        -----------  -----------
Net (Decrease) Increase in Cash and Due from Banks        (27,796)       14,963

Cash and Due from Banks, Beginning                        161,294       113,125
                                                        -----------  -----------
Cash and Due from Banks, Ending                         $ 133,498    $  128,088
                                                        ===========  ===========

See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                    UNAUDITED
                                    ---------
            (At and For the Six Months Ended June 30, 1999 and 1998)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

     The accompanying unaudited condensed consolidated financial statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana (HBLA) and other subsidiaries. Current year financial statements include the accounts of American Security Bank (ASB) which was acquired in a purchase transaction effective January 15, 1999. Intercompany profits, transactions and balances have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 1998 Annual Report to Shareholders.


COMPREHENSIVE EARNINGS
----------------------

     Following is a summary of the Company's comprehensive earnings for the three and six months ended June 30, 1999 and 1998.


                                                         (Amounts in thousands)
                                        Three Months Ended June 30,   Six Months Ended June 30,
                                      ----------------------------- ---------------------------
                                          1999             1998         1999         1998
                                      ------------- --------------- ------------- -------------

Net earnings                            $  7,811         $  8,535     $ 15,442     $ 16,588
Other comprehensive income(loss)
   (net of income tax):
Unrealized holding (losses)/gains on
  securities available for sale          ( 6,662)              66      ( 8,487)     (   153)
                                       -----------      ----------    ----------   ----------

Total comprehensive earnings            $  1,149         $  8,601     $  6.955     $ 16,435
                                       ===========      ==========    ==========   ==========


ACQUISITION
-----------

     On January 15, 1999, the Company acquired American Security Bancshares of Ville Platte, Inc. (American Security), Ville Platte, Louisiana and its
subsidiary, American Security Bank (ASB).   The merger was consummated by the
exchange of all outstanding shares of American Security common stock in return for approximately 644,000 shares of common stock of the Company and $15.2 million cash. Approximately 241,000 shares of the Company's stock were repurchased during the current year to consummate the acquisition. The acquisition was accounted for as a purchase. The total purchase price is being allocated to the tangible and intangible assets and liabilities acquired based upon preliminary estimates of their fair values. The preliminary allocation of the purchase price resulted in intangible assets of approximately $20.8 million, which are being amortized over 15 years. Management has requested additional information, including, among other things, certain appraisals of bank premises and equipment in order to finalize those allocations. The Company will make appropriate adjustments as soon as that information becomes available. Since the date of acquisition the results of operations of ASB, which had continued to operate as a separate subsidiary until its merger with HBLA on July 22, 1999, were included in the 1999 consolidated statements of earnings.

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

                                         For the Six Months Ended June 30,
                                         ----------------------------------
                                                1999             1998
                                            ------------      -----------
     Interest income                         $  103,455        $ 101,773
     Interest expense                           (42,440)         (43,401)
     Provision for loan losses                  ( 3,066)         ( 3,478)
       Net interest income after            ------------      -----------
         provision for loan losses               57,949           54,894

     Net earnings (1)                        $   14,149        $  17,285
     Basic and diluted earnings per
       common share                          $     1.30        $    1.58

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

CHANGES IN FINANCIAL CONDITION
------------------------------

Liquidity
---------

     The Company manages liquidity through traditional funding sources of core deposits, federal funds, maturities of loans and sales and maturities of securities.

     The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                          June 30,     March 31,   December 31,
                                            1999         1999          1998
                                          --------     ---------   ------------

Total securities to total deposits          50.09%       52.95%       52.40%

Total loans (net of unearned
     income) to total deposits              58.07%       55.02%       54.98%

Interest-earning assets
     to total assets                        91.18%       90.73%       90.59%

Interest-bearing deposits
     to total deposits                      77.58%       78.31%       76.98%


Capital Resources
-----------------

     The Company continues to maintain an adequate regulatory capital position, as the following ratios indicate:

                                             June 30,   March 31,  December 31,
                                                1999       1999        1998
                                             --------   ---------  ------------
Equity capital to total assets (1)             10.18%      10.00%     10.19%

Total capital to risk-weighted assets (2)      17.08%      16.31%     17.41%

Tier 1 capital to risk-weighted                15.83%      15.72%     16.88%
  assets (3)

Leverage capital to average total assets (4)    8.88%       8.86%      9.69%


     (1) Equity capital consists of stockholder's equity (excluding unrealized gain/(loss) on securities available for sale, net).

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

RESULTS OF OPERATIONS
---------------------

Net Earnings
------------

    Net earnings, which included the operations of ASB subsequent to January 15, 1999, decreased $1.1 million, or 6.9%, for the first six months of 1999 compared to the first six months of 1998. Professional fees, training, advertising, system integration and other costs associated with the July 22, 1999 merger of ASB and HBLA are included in current year earnings. Following is selected information for comparison:


                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        ----------------------------  --------------------------
                                             1999          1998           1999          1998
                                          ---------     ---------       --------     ---------
Results of operations:

  Return on average assets                   1.02%         1.26%          1.02%        1.25%
  Return on average equity                  10.15%        11.50%         10.09%       11.31%
Net interest income:
  Yield on average interest-earning assets
    (tax equivalent)                         7.69%         7.86%          7.71%        7.96%
  Cost of average interest-bearing funds     3.86%         4.40%          3.97%        4.30%
                                           --------      --------       --------     --------
  Net interest spread                        3.83%         3.46%          3.74%        3.66%
  Net yield on interest-earning assets     ========      ========       ========     ========
    (net interest income on a tax
     equivalent basis divided by average
     interest-earning assets)                4.65%         4.51%          4.64%        4.69%
                                           ========      ========       ========     ========



Net Interest Income
-------------------

    Net interest income for the first six months of 1999 increased $5.3 million, compared to the same period a year ago. The Company's net yield on interest-earning assets for the six month period ended June 30, 1999 was 4.64% and represented a decrease when compared to 4.69% for the prior year period. Offsetting the decline in net yield was an increase in average interest earnings assets, primarily due to the acquisition of ASB.

     Net interest income for the quarter ended June 30, 1999 was $30.7 million, compared to $27.0 million for the quarter ended June 30, 1998. The increase in interest income for the current quarter was the result of increased average balances of interest-earning assets and greater investment in loans as a percentage of total interest-earning assets. The Company's loan portfolio, which yields a higher rate of interest compared to the securities portfolio, experienced growth during the current quarter in line with Company objectives. Interest expense increased slightly in the current year's quarter. Deposit pricing initiatives, such as tiered pricing, were primarily responsible for the subdued increase in interest expense. The cost of funds was impacted by non-aggressive interest rates offered for public money and jumbo accounts and the decrease in balances of interest-rate sensitive accounts.

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

     The following information is useful in determining the adequacy of the allowance for loan losses. (Amounts shown are in thousands)


                                                                  At and For the
                                             -------------------------------------------------------
                                             Three Months Ended June 30,   Six Months Ended June 30,
                                             ---------------------------   -------------------------
                                                  1999        1998              1999       1998
                                                --------    --------          --------   --------

Annualized net charge-offs to average loans       0.40%       0.44%             0.53%      0.43%
Annualized provision for loan losses to
     average loans                                0.45%       0.31%             0.45%      0.38%
Average allowance for loan losses to average
     loans                                        1.66%       1.73%             1.68%      1.73%
Gross charge-offs (1)                          $ 1,910     $ 1,772           $ 4,637    $ 3,373
Gross recoveries                               $   486     $   421           $ 1,076    $   773
Non-accrual loans                              $ 7,002     $ 7,363           $ 7,002    $ 7,363
Accruing loans 90 days or more past due        $ 8,717     $ 3,386           $ 8,717    $ 3,386


(1) The six months ended June 30, 1999 included a single loan charge-off of $479,000 which had been fully reserved for by ASB prior to acquisition.
(2) At June 30, 1999 the Company's accruing loans 90 days or more past due included a loan in excess of $3.0 million secured by commercial real estate. Such loan is expected to be brought current under the terms of the workout arrangement agreed to by both parties. ASB loans in the amount of $2.3 million accruing and 90 days or more past due were included at June 30, 1999.



Non-Interest Income
-------------------

     Non-interest income increased $5.3 million to $20.9 million for the six month period ended June 30, 1999, compared to $15.6 million for the six month period ended June 30, 1998. ASB accounted for $2.1 million of the current period increase. Excluding ASB, deposit service charge income increased $700,000, trust fees increased $700,000 and commissions on insurance and investments increased $1.8 million in the current six-month period, compared to the prior year period. In the current year the Company dedicated resources to the restructure of the management and sales force of its subsidiary, Hancock Investment Services, which resulted in record investment sales during the period.

     For the three months ended June 30, 1999 non-interest income increased $2.6 million, compared to the same period in 1998. American Security Bank's non-interest income was $1.1 million for the current three month period. Deposit service charges, excluding ASB, increased $600,000 during the current quarter primarily due to pricing strategies the Company initiated in June, 1999. Trust fees and commissions on insurance and investments increased for the second quarter of 1999, compared to the same period of 1998, similar to increases reported during the six month period ending June 30, 1999.

Non-Interest Expense
--------------------

     Non-interest expense for the six month period ended June 30, 1999 increased $12.0 million, or 27.4%, compared to the same period the previous year. Current period's expense includes the operations of ASB, acquired January 15, 1999. Compensation costs increased $6.3 million during the current six month period compared to the same period of 1998 primarily due to increased personnel. In addition to the costs associated with ASB, the Company's expansion into certain lines of business contributed to a portion of the increased compensation expense. Equipment costs increased partially due to hardware requirements of the Company's new automated sales platform. Other non-interest expenses increased in the current period compared to the prior year period primarily due to ASB expenses, advertising costs associated with the Company's 100th year anniversary marketing campaign, supply and postage expenses associated with the conversion of ASB data processing system as of July 23, 1999, goodwill amortization and data processing expenses impacted by recent software upgrades. In total, ASB incurred $4.8 million in non-interest expenses during the 1999 period.

     Non-interest expense for the quarter ended June 30, 1999 was $28.2 million, compared to $21.7 million for the quarter ended June 30, 1998. Most of the expense variances between the three month periods ended June 30, 1999 and 1998 were comparable to the increased costs of the first six months of 1999. The 1999 quarter included a full three months of non-interest expenses for ASB which amounted to $2.6 million. Primarily due to the July, 1999 conversion of ASB's data processing system and the merger of ASB and HBLA, the current quarter's expenses for advertising, travel, supplies and postage increased compared to the same quarter the prior year. Expenses due to training were incurred during the current period in anticipation of the upgrade for ASB to a new sales platform and the conversion of deposit and loan applications. Through July, 1999 new equipment and software were installed in all ASB branches.

Income Taxes
------------

     The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first six months of 1999 was $5,235,000 compared to $3,487,000 for the comparable period in 1998.

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

     Identification of the Company's major Year 2000 issues is complete and plans, including replacement of certain systems, have been completed which resolve the issues of which management is aware. Written assurances of expected Year 2000 readiness have been requested from all material third party vendors, including, but not limited to, correspondent banks, software providers and utility companies. If any of the companies providing services, software or equipment to the Company fail to adequately address the Year 2000 issue at a reasonable cost, the result could be a significant adverse effect on the Company's business and operational results. The readiness of all third parties, including customers and suppliers, is inherently uncertain and cannot be assured.

     The Company recognized the importance of its customers' need to address Year 2000 issues. Relationships considered material to the Company's financial position were identified and appropriate documentation from borrowers received. A committee, specifically established for this project, is in the process of reviewing the information obtained and assessing the risk of repayment impairment.

     Testing of information systems and review of property equipment functions, including those slated for replacement or vendor upgrade, was completed by February 1999. In addition to testing required by regulatory agencies, which included fully integrated systems testing, the Company plans to perform a second test of all data processing systems in September 1999.

     Contingency plans for the most reasonably likely worst-case scenarios are complete and have been tested. Issues regarding material equipment and applications failure have been addressed. Contingency plans for liquidity needs due to potentially significant deposit withdrawals during the fourth quarter of 1999 are substantially complete.

     Management believes it has dedicated adequate resources to address the issues associated with the turn of the century. The total amount of expenditures for Year 2000 compliance, including those incurred since 1997, and those anticipated during the next eighteen months, is expected to be less than $4.0 million (before income taxes) but cannot be predicted with certainty at this time.

     Barring any unforeseen problems, management believes the bank is Y2K Ready. It is currently developing an "Event Plan" which will detail activities to take the bank through the year end process by defining all activities during the December 30th - January 5th timeframe.

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

     The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 1999 the Company had $333 million of regular savings and club accounts and $698 million of money market and NOW accounts, representing 52.9% of total interest-bearing depositor accounts.

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



                                                HANCOCK HOLDING COMPANY
                                                -----------------------
                                                      Registrant


     August 12, 1999                 By:    /s/ George A. Schloegel
----------------------------             ------------------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



     August 12, 1999                 By:    /s/ Carl J. Chaney
----------------------------              -----------------------------
          Date                            Carl J. Chaney
                                          Senior Vice President &
                                          Chief Financial Officer