Form 10-Q
period 1999-09-30
HANCOCK HOLDING CO
filed 1999-11-15
CIK 750577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

             Transition  Report  Pursuant  to  Section  13 or  15(d)
       [ ]   of the Securities Exchange Act of 1934


For Quarter Ending         September 30, 1999
                   ------------------------------------------------------------

Commission File Number      0-13089
                       --------------------------------------------------------

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


10,910,570 Common Shares were outstanding as of October 31, 1999 for financial statement purposes.

                             HANCOCK HOLDING COMPANY
                             -----------------------
                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
------------------------------                              -----------

ITEM 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets --
  September 30, 1999 and December 31, 1998                       3


  Condensed Consolidated Statements of Earnings --
  Three and Nine Months Ended September 30, 1999 and 1998        4


  Condensed Consolidated Statements of Cash Flows --
  Nine Months Ended September 30, 1999 and 1998                  5


  Notes to Condensed Consolidated Financial
  Statements                                                   6 - 7


ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 13


ITEM 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                 13 - 14


PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                        14


SIGNATURES                                                       15
----------

                               HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                               ----------------------------------------
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                 -------------------------------------
                                        (Amounts in thousands)

                                                                 (Unaudited)
                                                                 September 30,        December 31,
                                                                     1999                 1998    *
ASSETS:                                                          -------------       -------------

          Cash and due from banks                                  $137,765             $161,294
          Interest-bearing time deposits with other banks                 0                   96
          Securities available for sale (amortized cost of
                  $647,681  and $462,876)                           636,034              463,120
          Securities held to maturity (fair value of $550,064
                  and $790,379)                                     554,612              781,249
          Loans, net of unearned income                           1,494,874            1,305,555
                  Less: Allowance for loan losses                   (24,684)             (21,800)
                                                                 -------------      --------------
                          Loans, net                              1,470,190            1,283,755
          Property and equipment, net of accumulated
                  depreciation of $53,927 and $51,112                55,664               44,547
          Other real estate, net                                      2,171                2,245
          Accrued interest receivable                                22,974               23,798
          Goodwill and other intangibles                             44,896               26,449
          Other assets                                               28,844               28,142
                                                                 -------------      --------------
                          TOTAL ASSETS                           $2,953,150           $2,814,695
                                                                 =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
          Deposits:
                  Non-interest bearing demand                      $523,895             $546,685
                  Interest-bearing savings, NOW, money market
                          and time                                1,920,936            1,827,906
                                                                 -------------      --------------
                                  Total deposits                  2,444,831            2,374,591
          Federal funds purchased and securities sold under
                  agreements to repurchase                          179,843              140,207
          Other liabilities                                          14,358               13,090
          Long-term bonds and notes                                   2,844                    0
                                                                 -------------      --------------
                          TOTAL LIABILITIES                       2,641,876            2,527,888
                                                                 -------------      --------------
STOCKHOLDERS' EQUITY:
          Common stock-$3.33 par value per share; 75,000,000
                  shares authorized and 11,072,770 shares issued     36,872               36,872
          Capital surplus                                           196,060              200,536
          Retained earnings                                          86,469               71,499
          Unrealized (loss) gain on securities available for
                  sale, net                                          (7,571)                 159
          Unearned compensation                                        (502)              (1,010)
          Treasury stock, at cost                                       (54)             (21,249)
                                                                 -------------      --------------
                          TOTAL STOCKHOLDERS' EQUITY                311,274              286,807
                                                                 -------------      --------------
                          TOTAL LIABILITIES AND STOCKHOLDERS'
                            EQUITY                               $2,953,150           $2,814,695
                                                                 =============      ==============



* The balance sheet at December 31, 1998 has been taken from the audited balance sheet at such date.


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
                                                            ---------
                                           (Amounts in thousands except per share data)

                                                         Three Months Ended Sept. 30     Nine Months Ended Sept. 30
                                                         ---------------------------     --------------------------
                                                            1999            1998            1999            1998
                                                            ----            ----            ----            ----
INTEREST INCOME:

  Loans                                                   $33,811          $30,032        $98,486          $87,848
  U. S. Treasury securities                                 2,413            3,595          8,258           11,145
  Obligations of U. S. government agencies                  8,467            7,518         26,156           22,034
  Obligations of states and political subdivisions          2,377            1,845          7,038            4,878
  Federal funds sold                                          291              409            907            2,730
  Other investments                                         4,889            5,340         14,360           15,624
                                                          --------         --------       --------         --------
      Total interest income                                52,248           48,739        155,205          144,259
                                                          --------         --------       --------         --------

INTEREST EXPENSE:
  Deposits                                                 18,965           19,735         58,048           55,593
  Federal funds purchased and securities sold
    under agreements to repurchase                          1,611            1,488          4,589            5,585
  Bonds and notes                                              50                1            157               58
                                                          --------         --------       --------         --------
      Total interest expense                               20,626           21,224         62,794           61,236
                                                          --------         --------       --------         --------

NET INTEREST INCOME                                        31,622           27,515         92,411           83,023
Provision for loan losses                                   1,918            1,203          4,959            3,491
                                                          --------         --------       --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN               29,704           26,312         87,452           79,532
                                                          --------         --------       --------         --------

NON-INTEREST INCOME
  Service charges on deposit accounts                       6,905            4,926         17,953           14,363
  Other service charges, commissions and fees               2,855            2,574         11,546            7,429
  Securities gains (losses), net                               51              -               65              (63)
  Other                                                     1,951              647          3,126            2,016
                                                          --------         --------       --------         --------
      Total non-interest income                            11,762            8,147         32,690           23,745
                                                          --------         --------       --------         --------

NON-INTEREST EXPENSE
  Salaries and employee benefits                           15,847           13,251         45,684           36,748
  Net occupancy expense of premises                         1,823            1,489          5,453            4,108
  Equipment rentals, depreciation and maintenance           2,457            1,932          7,120            5,544
  Amortization of intangibles                                 954              604          2,799            1,804
  Other                                                     8,660            7,038         24,717           20,097
                                                          --------         --------       --------         --------
      Total non-interest expense                           29,741           24,314         85,773           68,301
                                                          --------         --------       --------         --------

EARNINGS BEFORE INCOME TAXES                               11,725           10,145         34,369           34,976
Income taxes                                                3,882            3,297         11,084           11,539
                                                          --------         --------       --------         --------
NET EARNINGS                                              $ 7,843          $ 6,848        $23,285          $23,437
                                                          ========         ========       ========         ========

BASIC EARNINGS PER COMMON SHARE                           $  0.72          $  0.66        $  2.14          $  2.18
                                                          ========         ========       ========         ========
DILUTED EARNINGS PER COMMON SHARE                         $  0.72          $  0.65        $  2.14          $  2.17
                                                          ========         ========       ========         ========
DIVIDENDS PAID PER COMMON SHARE                           $  0.25          $  0.25        $  0.75          $  0.75
                                                          ========         ========       ========         ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       10,883           10,504         10,888           10,766
                                                          ========         ========       ========         ========


                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                         ----------------------------------------
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -----------------------------------------------
                                         UNAUDITED
                                         ---------
                                  (amounts in thousands)


                                                            Nine Months Ended Sept. 30,
                                                            ---------------------------
                                                                 1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:                            ----         ----

  Net earnings                                                 $23,285      $23,437
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation                                             4,345        3,759
        Provision for loan losses                                4,959        3,491
        Provision for losses on real estate owned                  264          319
        (Gains) losses on sales of securities                      (65)          63
        Decrease (increase) in interest receivable               2,272       (1,017)
        Amortization of intangible assets                        2,799        1,804
        (Decrease) increase in interest payable                   (975)       1,189
        Other, net                                               9,752       (5,960)
                                                               ---------    ---------
    Net cash provided by operating activities                   46,636       27,085
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing time deposits                    96        1,972
  Proceeds from maturities of securities held
    to maturity                                                306,010      277,766
  Purchase of securities held to maturity                      (79,243)    (175,143)
  Proceeds from maturities of securities available
    for sale                                                   134,959       34,217
  Purchase of securities available for sale                   (247,686)    (274,156)
  Net decrease in federal funds sold                             7,825       10,500
  Net increase in loans                                        (87,182)     (55,314)
  Purchase of property, equipment and software, net            (13,509)      (8,076)
  Proceeds from sales of other real estate                         893          443
  Net cash received (paid) in connection with purchase
    transaction                                                 12,986       (2,500)
                                                               ---------    ---------
    Net cash provided (used) by investing activities            35,149     (190,291)
                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                         (136,638)     191,805
  Dividends paid                                                (8,312)      (8,119)
  Purchase of treasury stock                                         0      (23,773)
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase
    and other temporary funds                                   39,636       11,443
                                                               ---------    ---------
    Net cash (used) provided by financing activities          (105,314)     171,356
                                                               ---------    ---------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS             (23,529)       8,150

CASH AND DUE FROM BANKS, BEGINNING                             161,294      113,125
                                                               ---------    ---------
CASH AND DUE FROM BANKS, ENDING                               $137,765     $121,275
                                                               =========    =========


See notes to condensed consolidated financial statements.

                    HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                    ----------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                    UNAUDITED
                                    ---------
         (At and For the Nine Months Ended September 30, 1999 and 1998)


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


COMPREHENSIVE EARNINGS
----------------------

     Following is a summary of the Company's comprehensive earnings for the three and nine months ended September 30, 1999 and 1998.

                                                         (Amounts in thousands)
                                      Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                      ----------------------------      ---------------------------
                                         1999             1998              1999           1998
                                         ----             ----              ----           ----

Net earnings                            $ 7,843          $ 6,848          $ 23,285       $ 23,437
Other comprehensive income(loss)
  (net of income tax):
     Unrealized holding gains/(losses)
       on securities available for sale
       arising during period                757            2,837           ( 7,730)         2.684
                                        --------         --------         ---------      ---------
Total comprehensive earnings            $ 8,600          $ 9,685          $ 15.555       $ 26,121
                                        ========         ========         =========      =========


ACQUISITION
-----------

     On January 15, 1999, the Company acquired American Security Bancshares of Ville Platte, Inc. (American Security), Ville Platte, Louisiana and its subsidiary, American Security Bank (ASB). The merger was consummated by the exchange of all outstanding shares of American Security common stock in return for approximately 644,000 shares of common stock of the Company and $15.2 million cash. Approximately 241,000 shares of the Company's stock were repurchased during the current year to consummate the acquisition. The acquisition was accounted for as a purchase. The total purchase price is being allocated to the tangible and intangible assets and liabilities acquired based upon preliminary estimates of their fair values. The preliminary allocation of the purchase price resulted in intangible assets of approximately $21.2 million, which are being amortized over 15 years. Management has requested additional information, including, among other things, certain appraisals of bank premises and equipment in order to finalize those allocations. The Company will make appropriate adjustments as soon as that information becomes available. Since the date of acquisition the results of operations of ASB, which had continued to operate as a separate subsidiary until its merger with HBLA on July 22, 1999, were included in the 1999 consolidated statements of earnings.

     The Company discontinued American Security's electronic banking operations that provided funding for ATM machines owned by third parties during the third quarter of 1999.

     The unaudited pro forma consolidated results of operations presented below give effect to the acquisition as though it had occurred on January 1, 1998 (amounts in thousands except per share data).


                                        For the Nine Months Ended Sept. 30,
                                        -----------------------------------
                                               1999              1998
                                               ----              ----
Interest income                            $  155,703         $ 153,735
Interest expense                              (63,066)          (66,306)
Provision for loan losses                     ( 4,984)          ( 4,831)
                                           -----------        ----------
  Net interest income after
    provision for loan losses                  87,653            82,598

Net earnings (1)                           $   21,993         $  24,938
Basic earnings per
  common share                             $     2.02         $    2.32


(1) Net earnings for 1998 include gains on the sale of two branches amounting to $2.2 million.

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

     The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                   Sept. 30,  June 30,   March 31,  December 31,
                                     1999       1999       1999         1998
                                   ---------  --------   ---------  ------------

Total securities to total deposits   48.70%     50.09%     52.95%      52.40%

Total loans (net of unearned
     income) to total deposits       61.14%     58.07%     55.02%      54.98%

Interest-earning assets
     to total assets                 90.94%     91.18%     90.73%      90.59%

Interest-bearing deposits
     to total deposits               78.57%     77.58%     78.31%      76.98%


Capital Resources
-----------------

     The Company continues to maintain an adequate regulatory capital position, as the following ratios indicate:

                                            Sept. 30,  June 30,   March 31,   December 31,
                                              1999       1999       1999          1998
                                            ---------  --------   ---------   ------------

Equity capital to total assets (1)            10.80%    10.18%      10.00%       10.19%

Total capital to risk-weighted assets (2)     17.04%    17.08%      16.31%       17.41%

Tier 1 capital to risk-weighted               15.79%    15.83%      15.72%       16.88%
  assets (3)

Leverage capital to average total assets (4)   9.31%     8.88%       8.86%        9.69%


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

RESULTS OF OPERATIONS
---------------------
Net Earnings
------------

    Net earnings, which included the operations of ASB subsequent to January 15, 1999, decreased $152,000, or 0.65%, for the first nine months of 1999 compared to the first nine months of 1998. Professional fees, training, advertising, system integration and other costs associated with the July 22, 1999 merger of ASB and HBLA are included in the current year's earnings. Net earnings, excluding expenses directly associated with the merger and data conversion of ASB, amounted to $23.9 million, or $2.19 per share, for the nine month period ended September 30, 1999 and $8.2 million, or $0.75 per share, for the three month period ended September 30, 1999. Following is selected information for comparison:


                                                Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                ----------------------------   ---------------------------
                                                     1999          1998            1999           1998
Results of operations:                               ----          ----            ----           ----

  Return on average assets                           1.05%        1.01%           1.03%          1.16%

  Return on average equity                          10.15%        9.71%          10.10%         10.77%

Net interest income:

  Yield on average interest-earning assets
    (tax equivalent)                                 7.91%        7.98%           7.78%          7.94%

  Cost of average interest-bearing funds             3.96%        4.41%           3.96%          4.32%
                                                    ------       ------          ------         ------
  Net interest spread                                3.95%        3.57%           3.82%          3.62%
                                                    ======       ======          ======         ======
  Net interest margin
    (net interest income on a tax equivalent basis
    divided by average interest-earning assets)      4.87%        4.58%           4.72%          4.64%
                                                    ======       ======          ======         ======



Net Interest Income
-------------------

     Net interest income for the first nine months of 1999 increased $9.4 million, compared to the same period a year ago. The Company's net interest margin for the nine month period ended September 30, 1999 was 4.72%, compared to 4.64% for the prior year period. The increase in interest income for the current year results from increased average balances of interest-earning assets and greater investment in loans as a percentage of total interest-earning assets. The Company's loan portfolio, which yields a higher rate of interest compared to the securities portfolio, has experienced growth during the current year. The cost of funds was impacted by non-aggressive interest rates offered for public money and jumbo accounts and the decrease in balances of such accounts.

     Net interest income for the quarter ended September 30, 1999 was $31.6 million, compared to $27.5 million for the quarter ended September 30, 1998. Deposit pricing initiatives, such as tiered pricing, were primarily responsible for the decrease in interest expense in the current year's quarter.

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

     The following information is useful in determining the adequacy of the allowance for loan losses. (Amounts shown are in thousands)


                                                                          At and For the
                                                   -------------------------------------------------------------
                                                   Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                   ----------------------------      ---------------------------
                                                        1999          1998               1999           1998
                                                        ----          ----               ----           ----

Annualized net charge-offs to average loans             0.51%         0.52%              0.50%          0.46%

Annualized provision for loan losses to average
      loans                                             0.52%         0.38%              0.46%          0.38%

Average allowance for loan losses to average loans      1.61%         1.62%              1.66%          1.69%

Gross charge-offs (1)                                 $ 2,533       $ 2,068            $ 7,170        $ 5,441

Gross recoveries                                      $   662       $   434            $ 1,738        $ 1,207

Non-accrual loans                                     $ 7,593       $ 6,932            $ 7,593        $ 6,932

Accruing loans 90 days or more past due (2)           $ 9,609       $ 2,394            $ 9,609        $ 2,394


 (1) The nine months ended September 30, 1999 included a single loan charge-off of $479,000 which had been fully reserved for by ASB prior to acquisition.

 (2) At September 30, 1999 the Company's accruing loans 90 days or more past due included loans made in a single relationship representing two loans with combined totals in excess of $5.0 million secured primarily by commercial real estate. Such loans are expected to be brought current under the terms of the workout arrangement agreed to by both parties. The September 30, 1999 total also includes past due loans associated with the acquisition of ASB.

Non-Interest Income
-------------------

     Non-interest income increased $9.0 million to $32.7 million for the nine month period ended September 30, 1999, compared to $23.7 million for the nine month period ended September 30, 1998. ASB accounted for part of the current period increase. Deposit service charge income increased $3.6 million, trust fees increased $877 thousand and commissions on insurance and investments increased $3.0 million in the current nine-month period, compared to the prior year period. In the current year the Company dedicated resources to the restructure of the management and sales force of its subsidiary, Hancock Investment Services, which resulted in record investment sales during the period. Deposit service charges, trust fees and commissions on insurance and investments totaled $18.0 million, $3.2 million and $3.6 million, respectively, for the nine month period ended September 30, 1999.

     For the three months ended September 30, 1999 non-interest income increased $3.6 million, compared to the same period in 1998. Deposit service charges increased $974,000 during the current quarter, compared to the quarter ended June 30, 1999, primarily due to pricing strategies the Company initiated in June, 1999. Trust fees and commissions on insurance and investments increased for the third quarter of 1999, compared to the same period of 1998, similar to increases reported during the nine month period ending September 30, 1999.

Non-Interest Expense
--------------------

     Non-interest expense for the nine month period ended September 30, 1999 increased $17.5 million, or 25.6%, compared to the same period the previous year. Current period's expense includes the operations of ASB, acquired January 15, 1999. Compensation costs increased $8.9 million during the current nine month period compared to the same period of 1998 primarily due to increased personnel. In addition to the costs associated with ASB, the Company's expansion into certain lines of business contributed to a portion of the increased compensation expense. Equipment costs increased partially due to hardware requirements of the Company's new automated sales platform. Other non-interest expenses increased in the current period compared to the prior year period primarily due to ASB expenses, advertising costs associated with the Company's 100th year anniversary marketing campaign, supply and postage expenses associated with the conversion of ASB data processing system as of July 22, 1999, goodwill amortization and data processing expenses impacted by recent software upgrades.

     Non-interest expense for the quarter ended September 30, 1999 was $29.7 million, compared to $24.3 million for the quarter ended September 30, 1998.
Most  of  the  expense  variances   between  the  three   month  periods   ended
September 30, 1999 and 1998 were comparable to the increased costs of the first nine months of 1999. Primarily due to the July, 1999 conversion of ASB's data processing system and the merger of ASB and HBLA, the current quarter's expenses for advertising, travel, supplies and postage increased compared to the same quarter the prior year. Expenses due to training were incurred during the current period in anticipation of the upgrade for ASB to a new sales platform and the conversion of deposit and loan applications. Through July, 1999 new equipment and software were installed in all ASB branches.

Income Taxes
------------

     The effective federal income tax rate of the Company continues to be less than the statutory rate of 35% due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first nine months of 1999 was $7.7 million compared to $5.6 million the same period in 1998.

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

     Testing of information systems and review of property equipment functions, including those slated for replacement or vendor upgrade, was completed in February 1999. In addition to testing required by regulatory agencies, which included fully integrated systems testing, the Company completed a second test of all mission critical systems in September 1999.

     Contingency plans for the most reasonably likely worst-case scenarios are complete and have been tested. Issues regarding material equipment and applications failure have been addressed. Contingency plans for liquidity needs due to potentially significant deposit withdrawals during the fourth quarter of 1999 are complete.

     Management believes it has dedicated adequate resources to address the issues associated with the turn of the century. The total amount of expenditures for Year 2000 compliance, including those incurred since 1997, and those anticipated during the next fifteen months, is expected to be less than $4.0 million (before income taxes) but cannot be predicted with certainty at this time.

     Barring any unforeseen problems, management believes the bank is Y2K Ready. It is completing the development of an "Event Plan" which will detail activities to take the bank through the year end process by defining all activities during the December 30th - January 5th timeframe.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

     The Company's net earnings are dependent, in part, on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net earnings.

     In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Company's interest rate management policy is designed to produce a relatively stable net interest margin in periods of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. Management also reviews the Company's securities portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net earnings and the fair value of the Company's loans and investment securities.

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

     The Company also reduces interest rate risk by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At September 30, 1999 the Company had $327 million of regular savings and club accounts and $691 million of money market and NOW accounts, representing 52.8% of total interest-bearing depositor accounts.

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



                                       HANCOCK HOLDING COMPANY
                                       -----------------------
                                       Registrant


    November 12, 1999                By:   /s/ George A. Schloegel
--------------------------               ---------------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board



    November 12, 1999                By:    /s/ Carl J. Chaney
--------------------------                --------------------------
          Date                            Carl J. Chaney
                                          Senior Vice President &
                                          Chief Financial Officer