Form 10-K
period 1999-12-31
HANCOCK HOLDING CO
filed 2000-03-30
CIK 750577

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF            1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999.

     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF            1934 [NO FEE REQUIRED]

For the transition period from _________________________ to ___________________.

Commission file number 0-13089

  Hancock Holding Company

(Exact name of registrant as specified in its charter)

           Mississippi                                          64-0693170
-----------------------------------------       -----------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer Identification
  incorporation or organization)                               Number)

 One Hancock Plaza, Gulfport, Mississippi                           39501
-----------------------------------------     --------------------------------------------------
 (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code      (228) 868-4727
                                                    ------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on
          Title of Each Class                    Which Registered
          -------------------                 -------------------------
                NONE                                  NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $3.33 PAR VALUE
------------------------------------------------------------------------------------------------
                              (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be  contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.   X
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
Yes    X        No
     -----         --------

Continued

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000, was approximately $313,910,000 (based on an average market price of $36.75). For purposes of this calculation only, shares held by non-affiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On December 31, 1999, the registrant had outstanding 10,873,341 shares of common stock for financial statement purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Part II of this report. Portions of the definitive Proxy Statement used in connection with the

Registrant’s Annual Meeting of Shareholders held on February 24, 2000, filed by the Registrant on January 31, 2000, are incorporated by reference into Part III of this report.

                                             CONTENTS

PART I

Item 1.  Business                                                           4
Item 2.  Properties                                                        39
Item 3.  Legal Proceedings                                                 40
Item 4.  Submission of Matters to a Vote of Security
                     Holders                                               41

PART II

Item 5.  Market for the Registrant's Common Stock
                     and Related Stockholder Matters                       41
Item 6.  Selected Financial Data                                           41
Item 7.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         41
Item 7a. Quantitative and Qualitative Disclosures About
                     Market Risk                                           41
Item 8.  Financial Statements and Supplementary Data                       42
Item 9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                42

PART III

Item 10. Directors and Executive Officers of the
                     Registrant                                            42
Item 11. Executive Compensation                                            44
Item 12. Security Ownership of Certain Beneficial
                     Owners and Management                                 44
Item 13. Certain Relationships and Related Transactions                    44

PART IV

Item 14. Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                                   45

PART I

ITEM 1 - BUSINESS

BACKGROUND AND CURRENT OPERATIONS

Background

General:

     Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. At December 31, 1999 the Company operated 94 banking offices and 134 automated teller machines (ATMs) in the states of Mississippi and Louisiana through two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS) and Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA). Hancock Bank MS and Hancock Bank LA are referred to collectively as the "Banks".

      The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company's operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 1999, the Company had total assets of $3.0 billion and employed on a full-time equivalent basis 1,064 persons in Mississippi and 609 persons in Louisiana.

      Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by concentrating branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Based on the most current available published data, Hancock Bank MS has the largest deposit market share in each of the four counties in which it operates: Harrison, Hancock, Jackson

4 of 49

and Pearl River. With assets of $1.8 billion at December 31, 1999, Hancock Bank MS currently ranks as the fifth largest bank in Mississippi.

      In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With assets of $1.2 billion at December 31, 1999, Hancock Bank LA is one of the largest banks headquartered in East Baton Rouge Parish.

      Beginning with the 1985 acquisition of the Pascagoula-Moss Point Bank in Pascagoula, Mississippi, the Company has acquired approximately $1.2 billion in assets and approximately $1.1 billion in deposit liabilities through selected acquisitions or purchase and assumption transactions.

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

5 of 49

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

      On January 15, 1999, Hancock Holding Company acquired American Security Bancshares of Ville Platte, Inc. (ASB), Ville Platte, Louisiana, the holding company of American Security Bank. The acquisition, accounted for using the purchase method, called for the exchange of ASB stock in return for approximately $15.2 million cash and 644,000 shares of common stock of the Company. ASB had total assets of approximately $230.0 million and stockholders' equity of approximately $21.0 million at December 31, 1998 and net earnings of approximately $2.0 million for the year then ended. The results of operations of ASB were included in the 1999 consolidated statements

6 of 49

of earnings from the date of acquisition. The acquisition resulted in the recognition of goodwill amounting to approximately $21.9 million, which is being amortized over 15 years.

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

7 of 49

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

      The Banks hold nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 1999, the book value of real estate held for resale and other repossessed properties was approximately $3.3 million.

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

8 of 49

      The Banks' policies limit investments to securities having a rating of no less than "Baa" by Moody's Investors' Service, Inc., except for certain obligations of Mississippi or Louisiana counties and municipalities.

Deposits:

      The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks offer 134 ATMs: ATMs at the Company's banking offices and free-standing ATMs at other locations. As members of regional and international ATM networks such as "PULSE", "PLUS" and "CIRRUS", the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing, and to a certain extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Banks' respective market areas.

Trust Services:

      The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 1999, the Trust Departments of the Banks had approximately $2.4 billion of assets under management, of which $1.5 billion were corporate accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

Operating Efficiency Strategy:

      The primary focus of the Company's operating strategy is to increase operating income and to reduce operating expense. The Company's operating efficiency ratio, excluding intangible amortization and securities

9 of 49

gains, was 63.84% for the year ended December 31, 1999, compared to 61.62% for the prior year. In the latter part of 1999, management took steps to improve operating efficiencies after concentrating on income-producing strategies during the first half of the year. With management's efforts focused on cost containment, the number of full-time equivalent employees was reduced from a high at March 31, 1999 of 1,804 to 1,673 at December 31, 1999. Other initiatives, including the reengineering of certain back-office processes, were put into place with the intention of limiting non-interest expense growth in the year 2000.

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

      In 1994, the Company began offering alternative investments through a third party vendor. The investment centers are now located in several branch locations in Mississippi and Louisiana to accommodate the investment needs of customers whose financial portfolio requirements fall outside the traditional commercial bank product line. During the current year, the investment sales force was internalized and the management structure reorganized in order to align sales actively with Company objectives.

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

10 of 49

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

11 of 49

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

      The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve: (1) before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of the voting shares of such bank, (2) before it or any of its subsidiaries other than a bank may acquire all of the assets of a bank, or (3) before it may merge with any other bank holding company. In reviewing a proposed acquisition, the Federal Reserve considers financial, managerial and competitive aspects. The future prospects of the companies and banks concerned and the convenience and needs of the community to be served must also be considered. The Federal Reserve also reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the holding company can service such indebtedness without adversely affecting the capital requirements of the holding company or its subsidiaries. The Bank Holding Company Act further requires that consummation of approved acquisitions or mergers must be delayed for a period of not less than 15 nor more than least 30 days following the date of approval. During such 15 to 30-day period, complaining parties may obtain a review of the Federal Reserve's order granting its approval by filing a petition in the appropriate United States Court of Appeals petitioning that the order be set aside.

      The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies. The regulatory capital of a bank holding company under applicable federal capital

12 of 49

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

      The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders' equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company's leverage capital ratio at December 31, 1999 was 9.50%.

      The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories; 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are

13 of 49

assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 1999, the Company's off-balance sheet items aggregated $256.8 million; however, after the credit conversion these items represented $38.4 million of balance sheet equivalents.

      The primary component of risk-based capital is Tier 1 Capital, which for the Company is essentially equal to common stockholders' equity, less goodwill and other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 1999, the Company's Tier 1 and Total Capital ratios were 13.85% and 14.47%, respectively.

      The prior approval of the Federal Reserve must be obtained before the Company may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Federal Reserve approve an acquisition of any bank located outside Mississippi unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. The banking laws of Mississippi presently permit out-of-state banking organizations to acquire Mississippi banking organizations, provided the out-of-state banking organization's home state grants similar privileges to banking organizations in Mississippi. This reciprocity privilege was restricted to banking organizations in specified geographic regions that encompassed the states of Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas, Virginia and West Virginia. However, effective September 29, 1995, such regional limitation was expanded by the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 to a nationwide basis. In addition, Mississippi banking organizations were

14 of 49

granted similar powers to acquire certain out-of-state financial institutions pursuant to the Interstate Bank Branching Act which was adopted in 1996. A bank holding company is additionally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities.

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

15 of 49

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

Bank Regulation:

      The operations of the Banks are subject to state and federal statutes applicable to state banks and national banks, respectively, and the regulations of the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (OCC), to the extent state banks are granted parity with national banks. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the Banks' operations.

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

16 of 49

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

      Effective in the first quarter of 1996, the FDIC lowered banks' deposit insurance premiums from 4 to 31 cents per hundred dollars in insured deposits to a rate of 0 to 27 cents. The Banks have received a risk classification of 1A for assessment purposes. In 1997 an assessment for the Financing Corporation's debt service was added to the FDIC quarterly premium payment. That assessment averaged 1.19 cents per hundred dollars of insured deposits during 1999 and 2.12 for the first quarter of 2000. Total assessments paid to the FDIC amounted to $314 thousand in 1999. For the year ended December 31, 1999, premiums on OAKAR deposits from the 1991 acquisition of Peoples Federal Savings Association totaled $23,000.

      In general, FDICIA subjects banks and bank holding companies to significantly increased regulation and supervision. FDICIA increased the borrowing authority of the FDIC in order to re-capitalize the BIF, and the future borrowings are to be repaid by increased assessments on FDIC member banks. Other significant provisions

17 of 49

of FDICIA require a new regulatory emphasis linking supervision to bank capital levels. Also, federal banking regulators are required to take prompt regulatory action with respect to depository institutions that fall below specified capital levels and to draft non-capital regulatory measures to assure bank safety.

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

18 of 49

      Although Hancock Bank MS and Hancock Bank LA are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $39.3 million, or, if the aggregate of such accounts exceeds $39.3 million, $1.179 million plus 10% of the total in excess of $39.3 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution's transaction accounts.

      The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Banks. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

Recent Legislation:

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Billey Act on 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director or other employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that to not pose a substantial risk to the safety and soundness of depository institutions of the financial system generally.

19 of 49
        Generally, the Financial Services Modernization Act:

o        Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among bank, securities firms, insurance companies, and other financial service providers;

o        Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

o        Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

o        Provides an enhanced framework for protecting the privacy of consumer information;

o        Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

o        Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and

o        Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      The Financial Services Modernization Act also permits national banks to engage in expended activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

      A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed". The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of

20 of 49

the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

      The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a nationally bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Mississippi permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act. In order to form a financial subsidiary, a state bank must be well-capitalized and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

      The Bank's management has not determined at this time, but is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Bank, regulatory capital requirements, general economic conditions and other factors, the Bank desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

      The Bank does not believe that the Financial Services Modernization Act will have a material adverse effect on the Bank's operations in the near-term. However, to the extent that it permits bank, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, some of which may have substantially more financial resources than the Company and the Banks.

      Finally, additional bills may be introduced in the future in the United States Congress and state legislatures to alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and what form any of these proposals will be adopted or the extent to which the business of the Company and the Banks may be affected thereby.

21 of 49

Effect of Governmental Policies:

      The difference between the interest rate paid on deposits and other borrowings and the interest rate received on loans and securities comprise most of a bank's earnings. In order to mitigate the interest rate risk inherent in the industry, the banking business is becoming increasingly dependent on the generation of fee and service charge revenue.

      The earnings and growth of a bank may be affected by both general economic conditions and the monetary and fiscal policy of the United States Government and its agencies, particularly the Federal Reserve. The Federal Reserve sets national monetary policy such as seeking to curb inflation and combat recession. This is accomplished by its open-market operations in United States government securities, adjustments in the amount of reserves that financial institutions are required to maintain and adjustments to the discount rates on borrowings and target rates for federal funds transactions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and timing of any future changes in monetary policies and their potential impact on the Company cannot be predicted.

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

      Another significant statistic in the analysis of net interest income is the effective interest differential, which is the difference between the average rate of interest earned on earning assets and the effective rate paid for all deposits and borrowed funds, noninterest-bearing as well as interest-bearing. Since

22 of 49

a portion of the Bank’s deposits do not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The rate differential for the years 1999 and 1998 was 4.69% and 4.54%, respectively.

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

23 of 49

        The following table shows interest income on interest-earning assets and related average yields earned and interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

                                      Comparative Average Balances - Yields and Rates
                                      -----------------------------------------------

                                                                         Years Ended December 31,
                                  ------------------------------------------------------------------------------------------------
                                               1999                                1998                           1997
                                  -----------------------------       ---------------------------     ---------------------------
                                             Interest     FTE                    Interest   FTE                 Interest    FTE
                                  Average     Income/    Yield/       Average    Income/   Yield/     Average    Income/    Yield/
                                  Balance     Expense     Rate        Balance    Expense    Rate      Balance    Expense    Rate
                                  -------     -------     ----        -------    -------    ----      -------    -------    ----
                                                                    (amounts in thousands)
ASSETS
Interest-earning assets:
 Investment securities:
 U.S. Treasury                   $  180,578   $  10,059  5.57%    $  243,224   $  14,469   5.95%   $  240,539   $ 14,734    6.13%
 U.S. government obligations        414,784      25,176  6.07%       340,906      21,175   6.21%      395,994     26,333    6.65%
 Municipal obligations(1)           195,860      10,141  5.18%       137,584      10,562   7.68%       74,838      6,385    8.53%
 CMOs                               267,484      17,091  6.39%       212,043      13,631   6.43%      102,278      7,073    6.92%
 Mortgage-backed securities         167,550      10,045  6.00%       151,669       9,800   6.46%       62,493      4,415    7.06%
 Other securities                    20,544       1,144  5.57%        99,272       6,093   6.14%      108,061      6,919    6.40%
 Federal funds sold & securities
  purchased under agreements
  to resell                          25,268       1,290  5.11%        56,958       3,089   5.42%       50,256      2,733    5.44%
 Interest-bearing time deposits
  with other banks                       12           1  5.00%           413          33   7.99%          996         64    6.43%
                                  ---------     -------  ----      ---------     -------   ----     ---------    -------    ----
 Net loans (1)(2)(3)              1,452,305     138,389  9.53%     1,243,617     119,015   9.57%    1,201,381    115,468    9.61%
                                  ---------     -------  ----      ---------     -------   ----     ---------    -------    ----
 Total interest-earning
     assets/interest income (1)   2,724,385     213,336  7.83%     2,485,686     197,867   7.96%    2,236,836    184,124    8.23%

Noninterest-earning assets:
Less: Allowance for loan losses     (23,939)       ---    ---        (21,040)       ---     ---       (20,410)    ---        ---

 Cash and due from banks            141,652        ---    ---        114,935        ---     ---       119,271     ---        ---
 Property and equipment              54,179        ---                45,457        ---     ---        40,149     ---        ---
 Other assets                       101,216        ---                71,069        ---     ---        67,107     ---        ---
                                    -------     ------   -----        ------     -------   -----   ----------    -------    -----
 Total assets                    $2,997,493   $ 213,336  7.12%    $2,696,107   $ 197,867   7.34%   $2,442,953  $ 184,124    7.54%
                                 ==========   =========  ====     ==========   =========   ====    ==========  =========    ====
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-bearing liabilities:
 Deposits:
 Savings, NOW and money
   market                       $1,022,261    $ 30,556   2.99%       849,297   $  26,586   3.13%   $  746,665  $  20,714    2.77%
 Time                              920,718      46,254   5.02%       891,322      47,879   5.37%      834,147     45,436    5.45%
 Federal funds purchased            28,275       1,434   5.07%         3,773         179   4.74%        2,304        107    4.64%
 Securities sold under
  agreements to repurchase         137,877       5,542   4.02%       152,426       7,037   4.62%      118,855      5,277    4.44%
 Long-term bonds                     2,795         175   6.26%           586        6110    .41%        1,369        164   11.98%
 Capital notes                         500         ---   ---             500         ---    ---           ---        ---     ---
                                       ---      ------   -----     ---------      ------   -----    ---------     ------   -----
 Total interest-bearing
  liabilities/interest expense   2,112,426      83,961   3.97%     1,897,904      81,742   4.31%    1,703,340     71,698    4.21%

24 of 49

Noninterest-bearing liabilities:
 Demand deposits                   562,419         ---    ---       493,218          ---     ---      453,218        ---   ---
 Other liabilities                  14,551         ---    ---        15,107          ---     ---       15,092        ---   ---
 Stockholders' equity              308,097                          289,878          ---     ---      271,303        ---   ---
                                   -------      ------  -----    ----------       ------    ----     --------     ------- -----
 Total liabilities &
  stockholders' equity          $2,997,493   $  83,961  2.80%    $2,696,107    $  81,742    3.03%  $2,442,953   $  71,698  2.93%
                                ==========   =========  ====     ==========    =========    ====   ==========   =========  ====

Interest-earning assets         $2,724,385                        2,485,686                        $2,236,836
Interest-bearing liabilities     2,112,426                        1,897,904                         1,703,340
Interest income (1)                            213,336                           197,867                        $ 184,124
Interest expense                                83,961                            81,742                           71,698
                                                ------                            ------                           ------
Interest income/interest-
  earning assets (1)                                    7.83%                               7.96%                          8.23%
Interest expense/interest-
  bearing liabilities                                   3.97%                               4.31%                          4.21%
Interest spread                                         3.86%                               3.65%                          4.02%
Net interest income (1)                      $ 129,375                         $ 116,125                         $112,426
                                             =========                         =========                         ========

Net interest margin (1)                                 4.75%                               4.67%                          5.03%

(1)     Includes tax equivalent adjustments to interest income of $5.7 million, $4.2 million and  $2.7 million in 1999, 1998 and 1997, respectively, using an effective Federal income tax rate of 35% .

(2)      Interest income includes fees on loans of $3.5 million, $3.4 million and $3.0 million in 1999, 1998 and 1997, respectively.

(3)      Includes nonaccrual loans.  See "Nonperforming Assets."

25 of 49

        The following table sets forth, for the periods indicated, a summary of the changes in interest income on interest-earning assets and interest expense on interest-bearing liabilities relating to rate and volume variances.  Changes that are not solely due to volume or rate are allocated to volume.

                                          Analysis of Changes in Net Interest Income
                                          ------------------------------------------

                                                                      Years Ended December 31,
                                  ---------------------------------------------------------------------------------------------
                                               1999                              1998                           1997
                                  -----------------------------      ----------------------------   ---------------------------
                                                       Total                                Total                          Total
                                   Changes Due to     Increase         Changes Due to      Increase     Changes Due to    Increase
                                   --------------                      --------------                   --------------
                                  Volume      Rate   (Decrease)       Volume       Rate   (Decrease)     Volume    Rate  (Decrease)
                                  ------      ----   ----------       ------       ----   ----------     ------    ----  ----------
                                                                        (in thousands)
INTEREST INCOME
 Investment securities:
 U.S. Treasury                   $(3,724) $(686)  $(4,410)    $    167    $(432)  $(265)  $  1,192   $(25)$   1,167
 U.S. government obligations      (548)  (456)   (1,004)     (3,663)    (1,495)   (5,158)     7,985    (8,172)  (187)
 Municipal obligations (1)          4,476   (4,897)   (421)       4,811     (634)     4,177      1,270    (336)      934
 CMOs                               3,567   (107)     3,460        7,596     (1,038)     6,558        N/A       N/A       N/A
 Mortgage-backed securities         1,016   (771)       245        6,296     (911)     5,385        N/A       N/A       N/A
 Other securities                     270   (214)        56      (568)    (258)   (826)    (2,188)    5,449     3,261
 Federal funds sold & securities
 purchased under agreements
 to resell                        (1,721)  (78)   (1,799)         365     (9)       356    (2,943)       96   (2,847)
 Interest-bearing time deposits
 with other banks                 (32)      ---    (32)     (37)          6    (31)   (31)        8   (23)
 Net loans (1)                     19,955   (581)    19,374        4,028     (481)     3,547     11,692    (1,585)   10,107
                                   ------   -------     ------        -----     -------      -----     ------    ------    ------
 Total (1)                         23,259   (7,790)    15,469       18,995     (5,252)    13,743     16,977    (4,565)   12,412
                                   ------   -------     ------       ------     -------     ------     ------    ------    ------

INTEREST EXPENSE
 Deposits:
 Savings, NOW and money
 market                             5,401   (1,431)     3,970        2,889       2,983      5,872      1,489       224     1,713
 Time                               1,598   (3,223)   (1,625)       3,116     (673)     2,443      2,972       840     3,812
 Federal funds purchased            1,162        93      1,255           69           3         72    (438)   (4)  (442)
 Securities sold under
 agreements to repurchase         (668)  (827)   (1,495)       1,490         270      1,760      1,720        92     1,812
 Long-term bonds                      230   (116)       114      (94)    (9)   (103)   (39)       38   (1)
 Capital notes and other
      borrowings                      ---       ---        ---          ---         ---        ---        ---       ---       ---
                                    -----    ------      -----        -----       -----     ------      -----     -----     -----

 Total                              7,723   (5,504)     2,219        7,470       2,574     10,044      5,704     1,190     6,894
                                    -----   -------      -----        -----       -----     ------      -----     -----     -----

Increase (decrease) in
  net interest income (1)        $ 15,536  $(2,286)$   13,250  $    11,525  $(7,826) $   3,699  $  11,273   $(5,755) $  5,518
                                 ========  ======== ==========  ===========  ==========  =========  =========   =======  ========

(1)                                  Yields on tax-exempt loans and investments have been adjusted to a tax equivalent basis utilizing a 35% effective
Federal income tax rate.

26 of 49

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

      The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. At December 31, 1999, the Company's cumulative interest sensitivity gap in the one year interval was (23.44%). The percentage reflects a higher level of interest sensitive liabilities than assets repricing within one year. Generally, when rate sensitive liabilities exceed rate sensitive assets, the net interest margin is expected to be positively affected during periods of decreasing interest rates and negatively affected during periods of increasing rates.

      The following tables set forth the scheduled repricing or maturity of the Company's assets and liabilities at December 31, 1999 and December 31, 1998. The assumed prepayment of investments and loans were based on the Company's assessment of current market conditions on such dates. Estimates have been made for the repricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or repricing periods, reactions will vary as to timing and degree of interest rate change.

27 of 49

                                             Analysis of Interest Sensitivity at December 31, 1999
                                             -----------------------------------------------------
                                                     After Three
                                          Within       Through        One       After Five
                                          Three         Twelve      Through      Years and
                                          Months        Months     Five Years   Insensitive      Total
                                          ------        ------     ----------   -----------      -----
                                                           (amounts in thousands)

Net loans                               $ 440,737     $ 310,691     $ 741,659    $  48,434    $1,541,521
Securities and time deposits              105,977       129,407       535,547      377,791     1,148,722
Federal funds                               3,000            --            --           --         3,000
                                            -----      --------     ---------      -------     ---------
Total earning assets                    $ 549,714     $ 440,098    $1,277,206    $ 426,225    $2,693,243
                                        =========     =========    ==========    =========    ==========

                                            20.41%        16.34%        47.42%       15.83%       100.00%

Interest bearing deposits, excluding
  time deposits $100,000 and greater   $  491,941     $ 682,530    $  441,839    $     178    $1,616,488
Time deposits $100,000 and greater         87,681        94,700        71,566           --       253,947
Short-term borrowings                     213,773            --            --           --       213,773
Other borrowings                           50,130           404         2,180           --        52,714
                                           ------           ---         -----       ------        ------
Total interest-bearing funds              843,525       777,634       515,585          178     2,136,922
Non-interest bearing funds                     --            --            --      556,321       556,321
                                          -------       -------       -------      -------       -------
Funds supporting earning assets         $ 843,525     $ 777,634    $  515,585    $ 556,499    $2,693,243
                                        =========     =========    ==========    =========    ==========

                                            31.32%        28.87%        19.14%       20.66%       100.00%

Interest sensitivity gap                $(293,811)    $(337,536)    $ 761,621    $(130,274)           --
Cumulative gap                          $(293,811)    $(631,347)    $ 130,274           --            --
Percent of total earning assets            (10.91)%      (23.44)%        4.84%          --            --

                                            Analysis of Interest Sensitivity at December 31, 1998
                                            -----------------------------------------------------

                                                     After Three
                                          Within       Through        One       After Five
                                          Three         Twelve      Through      Years and
                                          Months        Months     Five Years   Insensitive      Total
                                          ------        ------     ----------   -----------      -----
                                                           (amounts in thousands)

Net loans                               $ 398,047     $ 286,996     $ 603,758    $  16,754    $1,305,555
Securities and time deposits              309,531       290,544       474,271      170,119     1,244,465
Federal funds                                  --            --            --           --            --
                                          -------       -------     ---------      -------     ---------
Total earning assets                    $ 707,578     $ 577,540    $1,078,029    $ 186,873    $2,550,020
                                        =========     =========    ==========    =========    ==========

                                            27.75%        22.65%        42.27%        7.33%       100.00%

Interest bearing deposits, excluding
  time deposits $100,000 and greater   $  486,125     $ 580,990    $  481,870    $     563    $1,549,548
Time deposits $100,000 and greater        122,930        92,138        63,290           --       278,358
Short-term borrowings                     140,207            --            --           --       140,207
Other borrowings                               --            --            --           --            --
                                          -------       -------       -------      -------     ---------
Total interest-bearing funds              749,262       673,128       545,160          563     1,968,113
Non-interest bearing funds                     --            --            --      581,907       581,907
                                          -------       -------       -------      -------       -------
Funds supporting earning assets         $ 749,262     $ 673,128    $  545,160    $ 582,470    $2,550,020
                                        =========     =========    ==========    =========    ==========

                                            29.38%        26.40%        21.38%       22.84%       100.00%

Interest sensitivity gap                $(41,684)    $(95,588)    $ 532,869    $(395,597)           --
Cumulative gap                          $(41,684)    $(137,272)    $ 395,597           --            --
Percent of total earning assets            (1.63)%      (5.38)%       15.51%          --            --

28 of 49

Income Taxes:

      The Company had income tax expense on earnings before cumulative effect of a change in accounting principle of $14.6 million and $14.4 million for the years ended December 31, 1999 and 1998, respectively. This represents effective income tax rates of 31.5% and 32.6% for the years ended December 31, 1999 and 1998, respectively.

Performance and Equity Ratios:

      The following table sets forth, for the periods indicated, the percentage of net earnings to average assets and average stockholders' equity, the percentage of common stock dividends declared per share to net earnings per share and the percentage of average stockholders' equity to average assets.

                                                             Years Ended December 31,
                                                             ------------------------
                                                              1999     1998     1997
                                                              ----     ----     ----
                                                                         %
                                                              -----------------------
Return on average assets, excluding cumulative
   effect of change in accounting principle                    1.06     1.11     1.25
Return on average assets                                       1.06     1.11     1.25
Return on avg. stockholders' equity, excluding cumulative
   effect of change in accounting principle                   10.29    10.28    11.29
Return on average stockholders' equity                        10.29    10.68    11.29
Dividend payout ratio, excluding cumulative effect
   of change in accounting principle                          34.36    35.84    35.46
Dividend payout ratio                                         34.36    34.48    35.46
Average stockholders' equity to average assets                10.28    10.75    11.11
Securities Portfolio:

      The Company generally purchases securities to be held to maturity, with a maturity schedule that provides ample liquidity. Securities classified as held-to-maturity are carried at amortized cost. Certain securities have been classified as available-for-sale based on management's internal assessment of the portfolio considering future liquidity, earning requirements and capital position. The Company increased its available-for-sale portfolio during 1999. Generally, securities with a market risk have been placed in this category. The December 31, 1999 amortized cost of the held-to-maturity portfolio was $509.3 million and the fair value was $498.5 million. The available-for-sale portfolio balance was $639.4 million at December 31, 1999.

29 of 49

      The amortized cost of securities classified as available-for-sale at December 31, 1999, 1998 and 1997, were as follows (in thousands):

                                                                      December 31,
                                                        ------------------------------------------------
                                                           1999                1998               1997
                                                           ----                ----               ----
U.S. Treasury                                            $ 84,341            $101,493           $ 54,637
U.S. government agencies                                  302,450             272,564             46,039
Municipal obligations                                      33,382               5,851              1,496
Mortgage-backed securities                                 70,465              31,652             27,538
CMOs                                                      151,693              45,347             21,427
Other debt securities                                      10,601                 ---              6,305
Equity securities                                           7,659               5,969              6,089
                                                            -----               -----              -----
                                                         $660,591            $462,876           $163,531
                                                         ========            ========           ========

        The amortized cost and yield of debt securities classified as available-for-sale at December 31, 1999, by contractual maturity, were as follows (amounts in thousands):

                                                             Over One        Over Five
                                                One Year       Year            Years            Over
                                                   or        Through          Through            Ten
                                                  Less      Five Years        Ten Years         Years            Total
                                                  ----      ----------        ---------         -----            -----

U.S. Treasury                                 $ 41,689        $ 42,652        $   ---       $    ---         $  84,341
U.S. government agencies                        98,345         155,230          43,115          5,760          302,450
Municipal obligations                            1,717           7,077          11,973         12,615           33,382
Mortgage-backed securities                           1              63          15,036         55,365           70,465
CMOs                                               ---             ---          32,386        119,307          151,693
Other debt securities                              ---             ---             278         10,323           10,601
                                              --------        --------        --------      ---------        ---------
                                              $141,752        $205,022        $102,788       $203,370         $652,932
                                              ========        ========        ========       ========         ========

Weighted Average Yield                           5.53%           5.61%           5.97%          6.33%            5.87%

        The amortized cost of securities classified as held-to-maturity at December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                                          December 31,
                                                         -----------------------------------------------
                                                            1999               1998               1997
                                                            ----               ----               ----
U.S. Treasury                                            $ 24,277            $114,506           $210,525
U.S. government agencies                                   95,409             200,149            267,437
Municipal obligations                                     165,891             167,997             88,062
Mortgage-backed securities                                 81,340             114,747            133,925
CMOs                                                      136,286             177,796            190,539
Other debt securities                                       6,103               6,054             25,874
                                                            -----               -----             ------
                                                         $509,306            $781,249           $916,362
                                                         ========            ========           ========

30 of 49

        The amortized cost and yield of securities classified as held-to-maturity at December 31, 1999, by contractual maturity, were as follows (amounts in thousands):

                                                   Over One        Over Five
                                         One Year   Year             Years           Over
                                            or     Through          Through           Ten
                                           Less   Five Years       Ten Years         Years          Total
                                         ------   ----------       ---------         -----          -----
U.S. Treasury                          $ 16,002   $  7,985        $    290         $   ---       $ 24,277
U.S. government agencies                 22,726     58,809          13,874             ---         95,409
Municipal obligations                     8,455     35,037          57,561          64,838        165,891
Mortgage-backed securities                  ---      4,619          39,624          37,097         81,340
CMOs                                        ---      3,029          45,278          87,979        136,286
Other debt securities                       ---      6,071             ---              32          6,103
                                       --------   --------        --------        --------       --------
                                       $ 47,183   $115,550        $156,627        $189,946       $509,306
                                       ========   ========        ========        ========       ========
Weighted Average Yield                    6.48%      5.95%           5.97%           5.91%          5.99%

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

            Loan underwriting standards and loan loss allowance maintenance further reduce the
     impact of credit risk to the Company.   Loans are underwritten on the basis of cash flow
     capacity and collateral market value.   Generally, real estate mortgage loans are made when the
     borrower produces sufficient cash flow capacity and equity in the property to offset historical
     market devaluations.   The loan loss allowance adequacy is tested quarterly based on historical losses through different economic cycles and projected future losses specifically identified.

31 of 49

        The following table sets forth, for the periods indicated, the composition of the loan portfolio of the
Company:

                                                                       Loan Portfolio
                                                                       --------------

                                                                        December 31,
                                              ------------------------------------------------------------------------
                                                    1999          1998           1997            1996          1995
                                                    ----          ----           ----            ----          ----
                                                                       (in thousands)

Real estate:
  Residential mortgages 1-4 family             $  342,443     $  244,150     $  260,132      $  260,945     $  224,646
  Residential mortgages multifamily                18,939         12,220         10,881           7,642          9,674
  Home equity lines/loans                          29,549          8,815         10,814          10,169         11,825
  Construction and development                    136,179         73,789         55,454          55,585         41,602
  Nonresidential                                  309,488        143,445        139,332         131,578        127,027
Commercial, industrial and other                  214,041        224,686        177,379         169,061        176,942
Consumer                                          417,594        544,137        513,362         494,456        409,608
Lease financing and depository
  Institutions                                     24,727         17,324         16,327          15,881         13,811
Political subdivisions                             24,687         21,069         16,889          12,142         14,394
Credit cards and other revolving credit            40,789         40,649         44,785          41,311         32,104
                                                   ------         ------         ------          ------         ------
                                                1,558,436      1,330,284      1,245,355       1,198,770      1,061,633
  Less, unearned income                            16,915         24,729         24,726          24,803         26,656
                                                   ------         ------         ------          ------         ------
  Net loans                                    $1,541,521     $1,305,555     $1,220,629      $1,173,967     $1,034,977
                                               ==========     ==========     ==========      ==========     ==========

        The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio of the Company:

                                                          Loan Maturity Schedule
                                                          ----------------------

                                     December 31, 1999                            December 31, 1998
                            --------------------------------------       ---------------------------------------
                                      Maturity Range                               Maturity Range
                                      --------------                               --------------
                                      After One                                    After One
                             Within    Through   After Five               Within    Through  After Five
                            One Year  Five Years   Years      Total      One Year  Five Years   Years      Total
                            --------  ----------   -----      -----      --------  ----------   -----      -----
                                                                (in thousands)

Commercial, industrial and
  other                       93,968   $ 92,985  $ 27,088  $  214,041    $111,743   $ 97,029  $ 15,914  $  224,686
Real estate - construction    96,918     30,979     8,282     136,179      52,515     16,786     4,488      73,789
All other loans              366,084    619,399   222,763   1,208,228     351,366    457,742   222,701   1,031,809
                             -------    -------   -------   ---------     -------    -------   -------   ---------

Total loans                 $556,970   $743,363  $258,103  $1,558,436    $515,624   $571,557  $243,103  $1,330,284
                            ========   ========  ========  ==========    ========   ========  ========  ==========

32 of 49

        The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is shown below:

                                           Loan Sensitivity to Changes in Interest Rates
                                           ---------------------------------------------

                                                            December 31,
                                                            ------------
                                                        1999         1998
                                                        ----         ----
                                                          (in thousands)
Commercial, industrial, and real estate construction
  maturing after one year:
    Fixed rate                                       $  146,724    $  113,023
    Floating rate                                        12,610        21,194
Other loans maturing after one year:
    Fixed rate                                          795,859       648,566
    Floating rate                                        46,273        31,877
                                                         ------        ------

Total                                                $1,001,466    $  814,660
                                                     ==========    ==========

Nonperforming Assets:

        The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, restructured loans and  real estate owned.  Loans past due 90 days or more and still accruing are also disclosed.

                                                                    December 31,
                                           -------------------------------------------------------------------
                                                     1999       1998         1997        1996       1995
                                                     ----       ----         ----        ----       ----
                                                               (Amounts in thousands)
Non-accrual loans:
  Real estate                                     $ 5,129    $ 2,459      $ 2,869     $   753     $ 2,406
  Commercial, industrial and other                  1,236      1,023          650         169       1,144
  Consumer, credit card and other
     revolving credit                                 536      1,120          378       1,298       1,176
  Lease financing                                     ---        ---            1         ---         ---
  Depository institutions                             ---        ---          ---         ---         ---
  Political subdivisions                              ---        ---          ---         ---         ---
Restructured loans                                    152      1,380        1,134         685         611
                                                      ---      -----        -----         ---         ---
Total non-performing loans                          7,053      5,982        5,032       2,905       5,337
Acquired real estate owned                                       ---          435         147         140
Real estate owned and repossessions                 1,616      2,246        1,923       1,728         946
                                                    -----      -----        -----       -----         ---
Total non-performing assets                       $ 8,669    $ 8,228      $ 7,390     $ 4,780     $ 6,423
                                                  =======    =======      =======     =======     =======

Loans 90+ days past due and still accruing        $ 4,442    $ 2,907      $ 5,423     $ 8,361     $ 4,089
                                                  =======    =======      =======     =======     =======
Ratios (%):
  Non-performing loans to net loans                  0.46       0.46         0.41        0.25        0.52
  Non-performing assets to net loans and
    real estate owned                                0.56       0.63         0.61        0.41        0.62
  Non-performing loans to average net loans          0.49       0.48         0.42        0.27        0.53
  Allowance for loan losses to non-performing
   Loans                                           364.56     364.43       417.33      681.58      325.86

33 of 49

      The amount of interest that would have been recorded on non-accrual loans had the loans not been classified as "non-accrual" was $462,000, $424,000, $220,000, $463,000 and $340,000 for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

      Interest actually received on non-accrual loans was not material. The amount of interest recorded on restructured loans did not differ significantly from the interest that would have been recorded under the original terms of those loans.

Analysis of Allowance for Loan Losses:

      The allowance for loan losses is a valuation account available to absorb losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt. Periodically during the year management estimates the probable level of future losses to determine whether the allowance is adequate to absorb reasonably foreseeable anticipated losses in the existing portfolio based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay and the estimated value of any underlying collateral and current economic conditions. All commercial loans in lending relationships with an aggregate balance of $250,000 or more are risk rated and evaluated on an individual basis, as well as, all consumer and mortgage real estate loans with a balance of $100,000 or more. All consumer and mortgage real estate loans under $100,000 are risk rated as pools of homogeneous loans and classified according to past due status. Commercial loans are reviewed for impairment at the time a loans is no longer current or at the time management is made aware of a degradation in a borrower's financial status or a deficiency in collateral. Loss factors recommended by the Banks' regulators are applied to loans graded by standard loan classifications in determining a general allowance. Unclassified loans are categorized and reserved for at the greater of a five-year average net charge-off ratio or a minimum threshold stated as a percentage of loans outstanding. The allowance for loan loss stated as a percentage of period end loans, used in conjunction with the evaluation of current and anticipated economic conditions, composition of the Company's present loans portfolio, and trends in both delinquencies and non-accruals, is a measurement standard utilized by management in determining the adequacy of the allowance. The unallocated portion of the allowance for loan losses is available to compensate for the uncertainties in estimating the potential losses.

34 of 49

          The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                          At and For The Years Ended December 31,
                                                -----------------------------------------------------------
                                                   1999       1998         1997        1996        1995
                                                   ----       ----         ----        ----        ----
                                                                      (in thousands)

Net loans outstanding at end of period          $1,541,521 $1,305,555   $1,220,629  $1,173,967  $1,034,977
                                                ========== ==========   ==========  ==========  ==========

Average net loans outstanding                   $1,452,305 $1,243,617   $1,201,381  $1,083,165  $1,000,907
                                                ========== ==========   ==========  ==========  ==========

Balance of allowance for loan losses
  at beginning of period                        $   21,800 $   21,000   $   19,800  $   17,391  $   15,372
Loans charged-off:
  Real estate                                           85         26           22          73         210
  Commercial                                         3,112      1,076          997         975         636
  Consumer, credit cards and other
    revolving credit                                 6,769      6,008        7,145       5,417       4,524
  Lease financing                                        5         20           49           1          13
  Depository institutions                              ---        ---          ---         ---         ---
  Political subdivisions                               ---        ---          ---         ---         ---
                                                     -----      -----        -----       -----       -----
  Total charge-offs                                  9,971      7,130        8,213       6,466       5,383
                                                     -----      -----        -----       -----       -----
Recoveries of loans previously
  charged-off:
  Real estate                                            5          5            5         186          15
  Commercial                                           809        540          646         937         971
  Consumer, credit cards and other
    revolving credit                                 1,669      1,156        1,529         945         839
  Lease financing                                        1        ---            1         ---           5
  Depository institutions                              ---        ---          ---         ---         ---
  Political subdivisions                               ---        ---          ---         ---         ---
                                                     -----      -----        -----       -----       -----
  Total recoveries                                   2,484      1,701        2,181       2,068       1,830
                                                     -----      -----        -----       -----       -----
  Net charge-offs                                    7,487      5,429        6,032       4,398       3,553
  Provision for loan losses                          7,585      6,229        6,399       6,153       4,425
  Balance acquired through acquisition               3,815        ---          833         654       1,147
                                                     -----      -----          ---         ---       -----
  Balance of allowance for loan losses
    at end of period                            $   25,713 $   21,800   $   21,000  $   19,800  $   17,391
                                                ========== ==========   ==========  ==========  ==========

        The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:
                                                                At and For The Years Ended December 31,
                                                     ----------------------------------------------------------
                                                            1999      1998      1997       1996      1995
                                                            ----      ----      ----       ----      ----
Ratios (%):
  Net charge-offs to average net loans                      0.52      0.44      0.50       0.41      0.35
  Net charge-offs to period-end net loans                   0.49      0.42      0.49       0.37      0.34
  Allowance for loan losses to average net loans            1.77      1.75      1.75       1.83      1.74
  Allowance for loan losses to period-end net loans         1.67      1.67      1.72       1.69      1.68
  Net charge-offs to loan loss allowance                   29.12     24.90     28.72      22.21     20.43
  Net charge-offs to loan loss provision                   98.71     87.16     94.26      71.47     80.29

      An allocation of the loan loss allowance by major loan category is set forth in the following table. Except for an increase in the outstanding loan portfolio balance, there were no relevant variations in loan concentrations, quality or terms. The allocation is not necessarily indicative of the category of future losses, and the full allowance at December 31, 1999 is available to absorb losses occurring in any category of loans.

35 of 49

                                                                    December 31,
                       -----------------------------------------------------------------------------------------------------
                              1999                1998                 1997                 1996                1995
                       -----------------   -----------------    -----------------     --------------     -------------------
                       Allowance   % of    Allowance   % of     Allowance    % of     Allowance % of     Allowance     % of
                          for      Loans     for       Loans      for       Loans      for      Loans      for        Loans
                         Loan    to Total    Loan    to Total     Loan    to Total    Loan     to Total    Loan      to Total
                        Losses     Loans    Losses     Loans     Losses     Loans     Losses    Loans     Losses      Loans
                        ------     -----    ------     -----     ------     -----     ------    -----     ------      -----
                                                              (amounts in thousands)

Real estate            $ 4,300    53.68    $ 2,500     36.26    $ 2,500     38.30    $ 3,000   38.87    $ 2,000       39.08
Commercial, industrial
 `and other              7,900    16.71      7,000     19.78      5,900     16.91      5,750   16.44      5,250       19.32
Consumer                10,200    26.99      9,200     40.90      9,300     41.22      8,250   41.25      7,500       38.58
Credit card              1,000     2.62      1,000      3.06      1,200      3.57        800    3.44        500        3.02
Unallocated              2,353      ---      2,100       ---      2,100       ---      2,000     ---      2,141         ---
                         -----    -----      -----     -----      -----     -----      -----   -----      -----       -----

                       $25,753   100.00    $21,800    100.00    $21,000    100.00    $19,800  100.00     17,391      100.00
                       =======   ======    =======    ======    =======    ======    =======  ======     ======      ======

Depposits and Other Debt Instruments:

        The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rate paid on each category of deposits:

                                               1999                              1998                             1997
                                  ------------------------------    ------------------------------    -----------------------------
                                             Percent                           Percent                          Percent
                                  Average      of                   Average      of                   Average      of
                                  Balance    Deposits   Rate (%)    Balance    Deposits   Rate (%)    Balance   Deposits   Rate (%)
                                  -------    --------   --------    -------    --------   --------    -------   --------   --------
                                                                     (amounts in thousands)

 Non-interest bearing accounts $  562,419     22.45       ---    $  493,218     22.08       ---    $  453,218     22.28       ---
 NOW accounts                     402,185     16.05      2.91       323,017     14.46      3.09       306,120     15.05      2.52
 Money market and other
  savings accounts                620,076     24.75      3.04       526,280     23.56      3.16       440,545     21.66      2.95
 Time deposits                    920,718     36.75      5.02       891,322     39.90      5.37       834,147     41.01      5.45
                                  -------     -----                 -------     -----                 -------     -----

                               $2,505,398    100.00               $2,233,837    100.00             $2,034,030    100.00
                               ==========    ======               ==========    ======             ==========    ======

        The Banks traditionally price their deposits to position themselves competitively with the local market.  The Banks' policy is not to accept brokered deposits.

36 of 49

       Time certificates of deposit of $100,000 and greater at December 31, 1999 had maturities as follows:
                                                                  December 31, 1999
                                                                   (in thousands)

Three months or less                                                 $ 87,681
Over three through six months                                          35,713
Over six months through one year                                       58,987
Over one year                                                          71,566
                                                                       ------
Total                                                                $253,947
                                                                     ========

Short-Term Borrowings:

        The following table sets forth certain information concerning the Company's short-term borrowings, which consist of federal funds purchased and Federal Home Loan Bank (“FHLB”) advances as well as securities sold under agreements to repurchase.

                                                                                    Years Ended December 31,
                                                                            -----------------------------------------
                                                                                1999           1998           1997
                                                                                ----           ----           ----
                                                                                     (amounts in thousands)
Federal funds purchased and FHLB advances:
  Amount outstanding at period-end                                           $ 50,000       $    ---       $    ---
  Weighted average interest at period-end                                       5.85%           ---%           ---%
  Maximum amount at any month-end during period                                98,000       $ 53,850       $  5,875
  Average amount outstanding during period                                     28,275       $  3,773       $  2,304
  Weighted average interest rate during period                                  5.07%          4.74%          4.64%

Securities sold under agreements to repurchase:
  Amount outstanding at period-end                                          $ 213,773       $140,207       $170,534
  Weighted average interest at period-end                                       5.89%          3.80%          4.61%
  Maximum amount at any month end during-period                               213,773       $182,062       $172,827
  Average amount outstanding during period                                    136,255       $152,426       $118,855
  Weighted average interest rate during period                                  4.02%          4.62%          4.44%
Liquidity:

      Liquidity represents an institution's ability to provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets into cash or accessing new or existing sources of incremental funds. The principal sources of funds that provide liquidity are customer deposits, payments of interest and principal on loans, maturities in and sales of investment securities, earnings and borrowings. At December 31, 1999, cash and due from banks and securities available-for-sale were in excess of 26.3% of total deposits.

      The Company depends upon the dividends paid to it from the Banks as a principal source of funds for its debt service and dividend requirements. At December 31, 1999, the Banks had approximately $110 million available for dividends to the Company.

37 of 49

Capital Resources:

        Risk-based and leverage capital ratios for the Company and the Banks for the periods indicated are shown in the following table:

                                                           December 31,
                       --------------------------------------------------------------------------------------
                                    Risk-Based Capital Ratios                          Tier 1 Leverage
                       --------------------------------------------------------
                              Total                           Tier 1                         Ratio
                       ----------------------          ------------------------        ----------------------
                        1999           1998             1999          1998              1999           1998
                        ----           ----             ----          ----              ----           ----

Hancock Bank MS        17.62%         17.44%           16.37%        16.19%             9.71%          8.83%
Hancock Bank LA        15.77          19.46            14.52         18.21              9.34          10.46
Company                14.47          17.41            13.85         16.88              9.50           9.69

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

Forward Looking Statements

      Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. In addition to historical information, this report contains forward-looking statements and information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. Forward-looking statements and information presented reflects management's views and estimates of future economic circumstances, industry conditions, Company performance and financial

38 of 49

results. The words “may”, “should”, “expect”, “anticipate”, “intend”, “plan”, “continue”, “believe”, “seek”, “estimate” and similar expressions used in this report that do not relate to historical facts and intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 “Business” and in Item 7 “Management’s Discussion and Analysis”. All phases of the Company’s operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company’s other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove accurate.

ITEM 2 - PROPERTIES

     The Company's main offices are located at One Hancock Plaza, Gulfport, Mississippi. The building has fourteen stories, of which seven are utilized by the Company. The remaining seven stories are presently leased to outside parties. The building had been leased from the City of Gulfport in connection with an urban development revenue bond issue. The bonds matured and were paid in full during 1997. Hancock Bank MS, however, effectively has had ownership of the building since, under the terms of the bond documents, title to the facility reverts to Hancock Bank MS when all outstanding bonds have been paid. For this reason, the Company has historically carried the building as an asset and the bonds as a long term payable on its balance sheet. Upon the filing of certain documents, ownership will legally transfer to Hancock Bank MS.

39 of 49

Title to the following banking offices in Mississippi and Louisiana is owned in fee (number of locations shown in parenthesis):

        Albany, LA               (1)       Independence, LA         (1)
        Alexandria, LA           (2)       Long Beach, MS           (2)
        Angie, LA                (1)       Loranger, LA             (1)
        Baker, LA                (1)       Lyman, MS                (1)
        Baton Rouge, LA         (13)       Mamou, LA                (1)
        Bay St. Louis, MS        (2)       Mandeville, LA           (1)
        Biloxi, MS               (3)       Moss Point, MS           (1)
        Bogalusa, LA             (1)       Mt. Hermon, LA           (1)
        Boyce, LA                (1)       Oakdale, LA              (1)
        Bunkie, LA               (1)       Ocean Springs, MS        (2)
        Denham Springs, LA       (3)       Pascagoula, MS           (4)
        D'Iberville, MS          (1)       Pass Christian, MS       (1)
        Escatawpa, MS            (1)       Picayune, MS             (2)
        Eunice, LA               (2)       Pineville, LA            (1)
        Franklinton, LA          (1)       Poplarville, MS          (1)
        Gautier, MS              (1)       St. Francisville, LA     (1)
        Glenmora, LA             (1)       Ville Platte, LA         (1)
        Gulfport, MS             (5)       Vancleave, MS            (1)
        Hineston, LA             (1)       Walker, LA               (1)
        Hammond, LA              (2)       Waveland, MS             (1)

        The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms of from four to forty-nine years including renewal options (number of locations shown in parenthesis):

        Baton Rouge, LA          (4)       Opelousas, LA            (1)
        Bay St. Louis, MS        (3)       Pascagoula, MS           (1)
        Biloxi, MS               (1)       Picayune, MS             (2)
        Diamondhead, MS          (1)       Ponchatoula, LA          (1)
        Gulfport, MS             (4)       Saucier, MS              (1)
        Hammond, LA              (1)       Slidell, LA              (1)
        Mandeville, LA           (1)       Springfield, LA          (1)
         Ville Platte, LA        (1)
In addition to the above, Hancock Bank MS owns land and other properties acquired through foreclosures of loan collateral. The major item is approximately 3,700 acres of timber land in Hancock County, Mississippi, which Hancock Bank MS acquired by foreclosure in the 1930's.

ITEM 3 - LEGAL PROCEEDINGS

      The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, all such matters are adequately covered by insurance or, if not so covered, are not expected to have a material adverse effect on the financial statements of the Company.

40 of 49

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON STOCK

AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Market Information" on page 9 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

      The information under the caption "Consolidated Summary of Selected Financial Information" on Page 7 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 33 and 34 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Quantitative and Qualitative Disclosures About Market Risk" on Pages 34 through 36 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

41 of 49

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and subsidiaries, and the independent auditors' report, appearing on Pages 14 through 32 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference:

        Consolidated Statements of Earnings on Page 15
        Consolidated Statements of Stockholders' Equity on Page 16
        Consolidated Statements of Comprehensive Earnings on Page 16
        Consolidated Statements of Cash Flows on Page 17
        Notes to Consolidated Financial Statements on Pages 18 through 31
        Independent Auditors' Report on Page 32

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning directors who are not also executive officers of the registrant, see "Election of Directors" (Pages 3-7) in the Proxy Statement for the Annual Meeting of Shareholders held February 24, 2000, which was filed by the Registrant in definitive form with the Commission on January 31, 2000 and is incorporated herein by reference.

      Information concerning executive officers of the registrant is listed below.

Leo W. Seal, Jr.

      Director of the Company since 1984. President, Hancock Bank, Gulfport, Mississippi since 1963; President and Chief Executive Officer, Hancock Holding Company, since 1984; Advisory Director, Hancock Bank of Louisiana since 1993. Mr. Seal was employed by Hancock Bank in 1947. He was elected to the Board of Directors of Hancock Bank in 1961 and named President in 1963. In 1977, he was named President and Chief Executive Officer of Hancock Bank.

George A. Schloegel

      Director of Company since 1984. President, Hancock Bank, Gulfport, Mississipi, since 1990, Vice Chairman of the Board of Hancock Holding Company since 1984; Director of Hancock Bank of Louisiana, since 1990. Director of Mississippi Power Company, Gulfport, Mississippi . Mr. Schloegel was employed part-time with Hancock Bank from 1956-1959 and began full-time employment in 1962. He served in various capacities until being named President in 1990.

42 of 49

A. Hartie Spence

      President, Hancock Bank of Louisiana since 1997, Chairman of the Board, Hancock Bank of Louisiana 1996. Prior to that Mr. Spence served as President, Calcasieu Marine National Bank, Calcasieu, Louisiana from 1987 to 1996.

Charles A. Webb, Jr.

      Executive Vice President and Secretary, Hancock Holding Company since 1992; Director Hancock Bank since 1995; Executive Vice President, Hancock Bank since 1977; Director, Hancock Bank of Louisiana since 1990. Mr. Webb was employed by Hancock Bank in 1948. He served as Vice President and Secretary of the Company from 1984 until 1992.

James R. Ginn

      Executive Vice President and Mississippi Region Head, Hancock Bank since 1996. Mr. Ginn joined Hancock Bank in 1962, and has served in the capacities of Assistant Cashier, Branch Officer and Division Coordinator.

Robert E. Easterly

      Executive Vice President and Chief Operating Officer, Hancock Bank of Louisiana since 1995; President and Chief Executive Officer, First National Bakn of Denham Springs from 1981-1996; Chairman of the Board, First National Bank of Denham Springs from 1993-1996; Director, Hancock Bank since 1995.

William T. Williams

      Executive Vice President and Chief Credit Officer, Hancock Holding Company since 1996. Prior to Hancock, Mr. Williams was Executive Vice President and Senior Commercial Loan Officer of National Bank of Commerce, Memphis, TN April, 1993 - August 1996.

Carl J. Chaney

      Senior Vice President and Chief Financial Officer, Hancock Holding Company since 1998. Prior to Mr. Chaney joining Hancock, he was Director and Shareholder of the Law Firm, Watkins Ludlam Winter & Stennis, P.A., Jackson Mississippi from 1995 to 1998, where he specialized in Investment Banking and Merger and Acquisitions in the Banking Industry.

John M. Hairston

      Senior Vice President and Chief Operating Officer, since 1997; Senior Operations Officer, 1994-1996, Hancock Holding Company; Manager, Financial Services Consulting, a Division of Anderson Consulting, headquartered in Chicago, Illinois.

Richard T. Hill

      Senior Vice President and Louisiana Retail Banking Executive, Hancock Bank of Louisiana, since June 1998; Executive Vice President and Retail Banking Executive, City National Bank (a subsidiary of First Commerce Corporation), November 1993 -June 1998.

43 of 49

Clifton J. Saik

      Senior Vice President and Director, Trust and Financial Services Group, Hancock Bank since July 1998. Prior to coming to Hancock Bank, Mr. Saik served in the following capacities at First Commerce Corporation, New Orleans, Louisiana: Executive Vice President and Director, Card Services; CEO, Marquis Insurance Agency, L.L.C.; and Member, Marquis Investments, L.L.C. Management Committee, June 1997 - June 1998; Executive Vice President and Director, Trust and Retail Brokerage Services Group, Senior Vice President and Director, Trust Group; October 1994 to June 1997; Senior Vice President and Senior Trust Officer, October 1992 to October 1994.

Barbara P. Atchley

      Vice President and Corporate Director Human Resources, since June 1997. Prior to Mrs. Atchley's employment with Hancock, she served as Director of Human Resources for Provident Life and Accident, Chattanooga, Tenneessee, 1994 - 1997.

Robert G. Chatham

      Vice President and Auditor, Hancock Holding Company since 1995. Mr. Chatham was employed by Hancock Bank in 1979 as staff auditor, and served in various auditing capacities for the Company before being named as Bank Auditor in 1988.

ITEM 11 - EXECUTIVE COMPENSATION

      For information concerning this item see "Executive Compensation" (Pages 8-15) in the Proxy Statement for the Annual Meeting of Shareholders held February 24, 2000, which was filed by the Registrant in definitive form with the Commission on January 31, 2000 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning this item see "Security Ownership of Certain Beneficial Owners" (Pages 6 and 7) and "Security Ownership of Management" (Page 7) in the Proxy Statement for the Annual Meeting of Shareholders held February 24, 2000, which was filed by the Registrant in definitive form with the Commission on January 31, 2000 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning this item see "Certain Transactions and Relationships" (Page-15) in the Proxy Statement for the Annual Meeting of Shareholders held February 24, 2000, which was filed by the Registrant in definitive form with the Commission on January 31, 2000 and is incorporated herein by reference.

44 of 49

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Hancock Holding Company and Consolidated Subsidiaries
(a) 1. and 2. Consolidated Financial Statements:

        The following have been incorporated herein from the Company's 1999 Annual Report to Stockholders and are
incorporated herein by reference:

        - Independent Auditors' Report
        - Consolidated Balance Sheets as of December 31, 1999 and 1998
        - Consolidated Statements of Earnings for the three years ended December 31, 1999
        - Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999
        - Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 1999
        - Consolidated Statements of Cash Flows for the three years ended December 31, 1999
        - Notes to Consolidated Financial Statements for the three years ended December 31, 1999

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

45 of 49

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

46 of 49

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

  (13)         Annual Report to Stockholders for year ending December 31, 1999 furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

47 of 49

  (21)         Proxy Statement for the Registrant's Annual Meeting of Shareholders on February 24, 2000 (deemed "filed"
               for the purposes of this Form 10-K only for those portions which are specifically incorporated
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

48 of 49

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANCOCK HOLDING COMPANY

DATE   March 28, 2000                    /s/ Leo W. Seal, Jr.
       --------------                    --------------------
                                       By Leo W. Seal, Jr., President and
                                          Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leo W. Seal, Jr.             President, Chief Executive   March 28, 2000
-----------------------------    Officer (Principal Executive
 Leo W. Seal, Jr.                Officer) and Director

/s/ Joseph F. Boardman, Jr.     Director,                     March 28, 2000
-----------------------------   Chairman of the Board
 Joseph F. Boardman, Jr.

/s/ George A. Schloegel         Director,                     March 28, 2000
-----------------------------   Vice Chairman of the Board
 George A. Schloegel

 /s/ Dr. Homer C. Moody, Jr.     Director,                    March 28, 2000
-----------------------------    Vice Chairman of the Board
 George A. Schloegel

 /s/ Charles H. Johnson          Director                     March 28, 2000
-----------------------------
 Charles H. Johnson

 /s/ Victor Mavar                Director                     March 28, 2000
-----------------------------
 Victor Mavar

 /s/ Carl J. Chaney              Sr. Vice President and       March 28, 2000
-----------------------------    Chief Financial Officer
 Carl J. Chaney                  (Principal Financial and
                                 Accounting Officer)

49 of 49

Exhibit (23)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statements of Hancock Holding Company on Form
S-8 (No. 2-99863) and on Form S-3 (No. 33-31782) of our report dated January 18, 2000 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1999.

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 27, 2000