Form 10-Q
period 2000-03-31
HANCOCK HOLDING CO
filed 2000-05-15
CIK 750577

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

      --X-      Quarterly Report Pursuant to Section 13 or 15 (d)          --X-
of the Securities Exchange Act of 1934

      ----      Transition Report Pursuant to Section 13 or 15(d)
      ----      of the Securities Exchange Act of 1934

For Quarter Ending         March 31, 2000
                     ---------------------------------------------------------
Commission File Number      0-13089
                       -------------------------------------------------------

                         HANCOCK HOLDING COMPANY
------------------------------------------------------------------------------
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

                              (228) 868-4872
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                             NOT APPLICABLE
------------------------------------------------------------------------------
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

                        YES      X        NO
                             ---------        ----------

10,878,948  Common  Shares were  outstanding  as of April 28, 2000 for financial statement purposes.

HANCOCK HOLDING COMPANY

INDEX

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
------------------------------                              -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  March 31, 2000 and December 31, 1999                           3

  Condensed Consolidated Statements of Earnings --
  Three Months Ended March 31, 2000 and 1999                     4

  Condensed Consolidated Statements of Cash Flows --
  Three Months Ended March 31, 2000 and 1999                     5

  Notes to Condensed Consolidated Financial
  Statements                                                     6

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  7

ITEM 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                   11

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  Submission of Matters to a Vote                        12
         of Security Holders

ITEM 6.  Exhibits and Reports on Form 8-K                       12

SIGNATURES                                                      13
----------

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                                                  (Unaudited)
                                                                                   March 31,              December 31,
                                                                                     2000                     1999    *
                                                                           ----------------------   ---------------------
ASSETS:
     Cash and due from banks (non-interest bearing)                                    $144,848                $156,738
     Interest-bearing time deposits with other banks                                        100                     100
     Securities available for sale (amortized cost of
        $662,431  and $660,591)                                                         639,979                 639,416
     Securities held to maturity (fair value of $473,594
        and $498,467)                                                                   484,840                 509,306
     Federal funds sold                                                                  58,000                   3,000
     Loans, net of unearned income                                                    1,551,441               1,541,521
        Less: Allowance for loan losses                                                 (26,138)                (25,713)
                                                                           ----------------------   ---------------------
           Loans, net                                                                 1,525,303               1,515,808
     Property and equipment, net of accumulated
        depreciation of $53,066 and $56,267                                              54,573                  55,008
     Other real estate, net                                                               1,360                   1,616
     Accrued interest receivable                                                         22,370                  23,806
     Goodwill and other intangibles                                                      43,544                  44,513
     Other assets                                                                        41,569                  42,563
                                                                           ----------------------   ---------------------
           TOTAL ASSETS                                                              $3,016,486              $2,991,874
                                                                           ======================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposits:
        Non-interest bearing demand                                                    $563,098                $527,219
        Interest-bearing savings, NOW, money market
           and time                                                                   1,944,012               1,870,435
                                                                           ----------------------   ---------------------
              Total deposits                                                          2,507,110               2,397,654
     Federal funds purchased                                                                850                       -
     Securities sold under agreements to repurchase                                     163,515                 213,773
     Federal Home Loan Bank advance                                                           -                  50,000
     Other liabilities                                                                   25,364                  17,306
     Long-term notes                                                                      2,290                   2,714
                                                                           ----------------------   ---------------------
           TOTAL LIABILITIES                                                          2,699,129               2,681,447

STOCKHOLDERS' EQUITY:
     Common Stock-$3.33 par vaule per share; 75,000,000
        shares authorized and 11,072,770 issued                                          36,872                  36,872
     Capital surplus                                                                    195,389                 196,047
     Retained earnings                                                                  100,445                  92,153
     Unrealized (loss) on securities available for
        sale, net                                                                       (14,594)                (13,764)
     Unearned compensation                                                                 (673)                   (808)
     Treasury stock                                                                         (82)                    (73)
                                                                           ----------------------   ---------------------
           TOTAL STOCKHOLDERS' EQUITY                                                   317,357                 310,427
                                                                           ----------------------   ---------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $3,016,486              $2,991,874
                                                                           ======================   =====================

* The balance sheet at December 31, 1999 has been taken from the audited balance sheet at that date.

  See notes to condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(amounts in thousands except per share)

                                                                                Three Months Ended March 31,
                                                                             ---------------------------------
                                                                                 2000               1999
                                                                             -------------      --------------
INTEREST INCOME:
  Loans                                                                          $ 35,426            $ 32,168
  U. S. Treasury securities                                                         1,589               2,991
  Obligations of U. S. government agencies                                          7,869               8,751
  Obligations of states and political subdivisions                                  2,389               2,294
  Federal funds sold                                                                  750                 385
  Other investments                                                                 5,432               4,663
                                                                             -------------      --------------
      Total interest income                                                        53,455              51,252
                                                                             -------------      --------------

INTEREST EXPENSE:
  Deposits                                                                         19,794              19,765
  Federal funds purchased and securities sold
    under agreements to repurchase                                                  2,383               1,369
  Bonds and notes                                                                      54                  36
                                                                             -------------      --------------
      Total interest expense                                                       22,231              21,170
                                                                             -------------      --------------

NET INTEREST INCOME                                                                31,224              30,082
Provision for loan losses                                                           1,769               1,420
                                                                             -------------      --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                29,455              28,662
                                                                             -------------      --------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                               6,546               5,116
  Other service charges, commissions and fees                                       4,700               4,344
  Securities gains (losses), net                                                        -                   3
  Other                                                                             3,286                 553
                                                                             -------------      --------------
      Total non-interest income                                                    14,532              10,016
                                                                             -------------      --------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                                   15,708              14,607
  Net occupancy expense of premises                                                 1,638               1,677
  Equipment rentals, depreciation and maintenance                                   2,111               2,252
  Amortization of intangibles                                                         968                 893
  Other                                                                             8,128               8,391
                                                                             -------------      --------------
      Total non-interest expense                                                   28,553              27,820
                                                                             -------------      --------------

EARNINGS BEFORE INCOME TAXES                                                       15,434              10,858
Income taxes                                                                        5,048               3,227
                                                                             -------------      --------------
NET EARNINGS                                                                     $ 10,386             $ 7,631
                                                                             =============      ==============

BASIC EARNINGS PER COMMON SHARE                                                    $ 0.95              $ 0.70
                                                                             =============      ==============
DILUTED EARNINGS PER COMMON SHARE                                                  $ 0.95              $ 0.70
                                                                             =============      ==============
DIVIDENDS PAID PER COMMON SHARE                                                    $ 0.25              $ 0.25
                                                                             =============      ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                               10,876              10,901
                                                                             =============      ==============

See notes to condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Amounts in thousands)

                                                                                        Three Months Ended March 31,
                                                                              ---------------------------------------------
                                                                                    2000                        1999
                                                                              -----------------            ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                                              $ 10,386                     $ 7,631
            Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                      Depreciation                                                  1,459                       1,472
                      Provision for loan losses                                     1,769                       1,420
                      Provision for losses on real estate owned                       110                          82
                      (Gain) on sales of securities                                     -                          (3)
                      (Gain) on sale of credit card portfolio                      (2,956)                          -
                      Decrease in interest receivable                               1,405                       1,410
                      Amortization of intangible assets                               968                         893
                      (Decrease) in interest payable                                 (121)                       (715)
                      Other, net                                                    9,907                      (5,682)
                                                                                    -----                      ------
            Net cash provided by operating activities                              22,927                       6,508
                                                                                   ------                       -----

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net decrease in interest-bearing time deposits                                   -                          96
       Proceeds from maturities of securities held
            to maturity                                                            24,466                     161,180
       Purchase of securities held to maturity                                          -                     (48,176)
       Proceeds from maturities of securities available
            for sale                                                               13,633                      55,980
       Purchase of securities available for sale                                  (15,474)                   (213,365)
       Net (increase) decrease in federal funds sold                              (55,000)                        550
       Net increase in loans                                                      (28,596)                     (4,090)
       Proceeds from sale of credit card portfolio                                 20,289                            -
       Purchase of property, equipment and software, net                           (1,464)                     (6,686)
       Proceeds from sales of other real estate                                       179                         378
       Net cash received in connection with purchase                                                   .
            transaction                                                                -                       23,927
                                                                                 --------                      ------
            Net cash provided by investing activities                             (41,967)                    (30,206)
                                                                                  -------                     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in deposits                                        109,457                     (10,754)
       Dividends paid                                                              (2,768)                     (2,777)
       Net (decrease) increase in federal funds purchased and
            securities sold under agreements to repurchase
            and other temporary funds                                             (49,408)                     30,774
       Reductions to long-term notes                                                 (131)                       (124)
       Repayment of FHLB advance                                                  (50,000)                         -
                                                                                  -------                      ------

            Net cash provided by financing activities                               7,150                      17,119
                                                                                    -----                      ------

NET (DECREASE) IN CASH AND DUE FROM BANKS                                         (11,890)                     (6,579)

CASH AND DUE FROM BANKS, BEGINNING                                                156,738                     161,294
                                                                                  -------                     -------

CASH AND DUE FROM BANKS, ENDING                                                 $ 144,848                   $ 154,715
                                                                                =========                   =========

See notes to condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(At And For the Three Months Ended March 31, 2000 and 1999)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 1999 Annual Report to Shareholders.

COMPREHENSIVE EARNINGS

        Following is a summary of the Company's comprehensive earnings for the three months ended March 31, 2000 and 1999.

                                                                             (Amounts in thousands)
                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                         2000                       1999
                                                                         ----                       ----

         Net earnings                                                $  10,386                   $  7,631
         Other comprehensive income (loss) (net of income tax):
               Unrealized holding (losses)/gains on
                 securities available for sale                          (830)                   (2,436)
                                                                        -------                   --------

               Total Comprehensive Earnings                          $   9,556                   $  5,195
                                                                     =========                    ========

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

        The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                 March 31,      December 31,
                                                   2000            1999
                                                   ----            ----

Total securities to total deposits                 44.87%          47.79%

Total loans (net of unearned
     income) to total deposits                     61.88%          64.29%

Interest-earning assets
     to total assets                               90.65%          90.02%

Interest-bearing deposits
     to total deposits                             77.54%          78.01%

Capital Resources

        The Company continues to maintain an adequate capital position. The ratios as of March 31, 2000 and December 31, 1999 (as amended) are as follows:

                                                 March 31,      December 31,
                                                   2000             1999
                                                   ----             ----

Equity capital to total assets (1)                 11.00%          10.84%

Total capital to risk-weighted assets (2)          16.48%          16.85%

Tier 1 capital to risk-weighted                    15.96%          15.61%
  assets (3)

Leverage capital to average total assets (4)        9.74%           9.61%

                                                                                                 (1)   Equity capital consists of stockholder's equity
(1)  Equity capital consists of stockholder's equity (excluding unrealized gains/(losses)).

(2)  Total capital consists of equity capital less intangible assets plus a limited amount of loan loss allowance.  Risk-weighted assets represent the assigned risk portion of all on and off-balance-sheet assets.  Based on Federal Reserve Board guidelines, assets are assigned a risk factor percentage from 0% ro 100%.  A minimum ratio of total capital to risk-weighted assets of 8% is required.

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

RESULTS OF OPERATIONS

Net Earnings

        Regular net earnings increased $833,000 or 10.9% for the first quarter of 2000 compared to the first quarter of 1999. In addition to the increase in regular net earnings, the Company also recognized additional after-tax earnings of $1.9 million from the sale of its credit card portfolio. Following is selected information for quarterly comparison:

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                        2000           1999
                                                        ----           ----

Results of Operations:

  Return on average assets before sale
    of credit card portfolio                           1.13%           1.02%
  Return on average assets                             1.38%           1.02%

  Return on average equity before sale
    Of credit card portfolio                          10.79%          10.02%
  Return on average equity                            13.24%          10.02%

Net Interest Income:

  Yield on average interest-earning assets
    (tax equivalent)                                   8.13%           7.85%

  Cost of average interest-bearing funds               4.23%           4.04%
                                                       ----            ----

  Net interest spread                                  3.90%           3.81%
                                                       ====            ====

  Net yield on interest-earning assets
    (net interest income on a tax equivalent basis
    divided by average interest-earning assets)        4.84%           4.69%
                                                       ====            ====

Net Interest Income

        Net interest income for the first three months of 2000 increased $2.2 million, compared to the same period one year ago. The company's net interest margin for the three month period ended March 31, 2000 was 4.84% compared to 4.69% for the prior year period. The increase in interest income for the current year results from growth in the loan portfolio as a percentage of total interest-earning assets. The Company's loan portfolio, which yields a higher rate of interest compared to the securities portfolio, has experienced growth during the current year. The cost of funds was impacted by increasing interest rates offered for certain types of deposit accounts.

Provision for Loan Losses

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

        The following information is useful in determining the adequacy of the loan loss reserve and loan loss provision and ratios are calculated using average loan balances. (Amounts shown are in thousands)

                                                     At and For the Three Months Ended March 31,
                                                     -------------------------------------------
                                                                2000          1999
                                                                ----          ----

Annualized net charge-offs to average loans                     0.35%         0.62%

Annualized provision for loan losses to average                 0.46%         0.41%
  loans

Average allowance for loan losses to average loans              1.68%         1.69%

Gross charge-offs (1)                                        $ 1,922       $ 2,753

Gross recoveries                                             $   579       $   590

Non-accrual loans                                            $ 6,861       $ 6,406

Accruing loans 90 days or more past due                      $12,655       $ 4,545

                                                                                                                                                                                                (1)   The increase in accruing loans 90 days or more past due
(1)  The increase in accuing loans 90 days of more past due is primarily associated with three relationships totaling $7.7 million.  The largest single relationship, which comprises 68%
        of the increase over March 1999, is 90% guaranteed by the United States Department of
        Agriculture.

Non-Interest Income

        Non-interest income increased $4.5 million to $14.5 million for the three month period ended March 31, 2000, compared to $10.0 million for the same period in 1999. The largest factor contributing to that increase is a gain recognized by the Company on the sale of its credit card portfolio, which totaled $2.9 million. Deposit service charge income increased $1.4 million largely due to a change in the fee structure associated with NSF and overdraft items.

Non-Interest Expense

        Non-interest expense for the three month period ended March 31, 2000 increased $733,000, or 2.6%, compared to the same period the previous year. Salaries and benefits increased $1.1 million during the current quarter compared to the first quarter of 1999 due to the inclusion of expense associated with one additional pay period in the current quarter for the bank (American Security Bancshares) acquired by the Company January 15, 1999 as well as accruals related to certain benefits. Decreases in other expenses, as compared to the same period last year, result from the implementation of initiatives to reduce or hold expenses at prior year levels.

Income Taxes

        The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first three months of 2000 was $2,775,000 compared to $2,525,000 for the comparable period in 1999.

YEAR 2000

        In 1996 the Company began addressing all the systems and business methods requiring modifications to accommodate the turn of the century. Identification of the Company's major Year 2000 issues and replacement of certain systems were completed in 1999 which resolved the issues of which management was aware. Written assurances of expected Year 2000 readiness was requested from all material third party vendors, including, but not limited to, correspondent banks, software providers and utility companies. If any of the companies providing services, software or equipment to the Company failed to adequately address possible Year 2000 issues at a reasonable cost the result could have had a significant adverse effect on the Company's business and operational results. The readiness of all Third parties, including customers and suppliers, was inherently uncertain and could not be assured. The Company also recognized the importance of its customers' need to address Year 2000 issues. Relationships considered material to the Company's financial position were identified and appropriate documentation from borrowers received.

        Testing of information systems and review of property equipment functions, including those slated for replacement or vendor upgrade, was completed in February 1999. In addition to testing required by regulatory agencies, which included fully integrated systems testing, the Company completed a second test of all mission critical systems in September 1999. Contingency plans for the most reasonable likely worst-case scenarios were completed and issues regarding material equipment and applications failure were addressed. Contingency plans for liquidity needs due to potentially significant deposit withdrawals during the forth quarter of 1999 were also complete.

        The Company has not experienced any system errors other than those typically encountered and corrected by banks daily. Management is not aware of any significant issues related to Year 2000 that adversely affect the Company's vendors or borrowers at this time. The Company plans to continue to monitor and assess operating systems for possible remaining uncertainties.

        Management dedicated resources to address the issues associated with the turn of the century. The total amount of expenditures for Year 2000 compliance, including those incurred since 1997, and those anticipated during the next nine months is expected to be approximately $4.0 million (before income taxes).

Forward Looking Information

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's net earnings are dependent, in part, on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest- bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest- bearing liabilities, falling interest rates could result in a decrease in net interest income.

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

        The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At March 31, 2000 the Company had $316 million of regular savings and club accounts and $690 million of money market and NOW accounts, representing 51.8% of total interest-bearing depositor accounts.

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

Part II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A.   Annual Meeting held February 24, 2000:

     B.   Directors elected at the Annual Meeting held February 24, 2000:

                                                                         Votes Cast
                                                                         ----------
                                                                   Affirmed      Withheld
                                                                   --------      --------

                                                                                                                                                                                                              1.        L. A. Koenenn
               1.     L.A. Koenenn                                8,925,749.8    162,327.1
               2.     Dr H. C. Moody, Jr.                         8,918,634.9    169,441.9
               3.     George A. Schloegel                         9,014,879.7     73,200.2

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
               7.     Joseph F. Boardman, Jr.
               8.     Charles H. Johnson
               9.     Thomas W. Milner, Jr.

                                                                                                                                                                                                       C.(1)   Approval of Deloitte & Touche LLP as the
     C.(1)     Approval of Deloitte & Touche LLP as the independent public accountants of the
                      Company. Approval was made with a favorable vote of 99.4%

                           For                  Against                      Abstained
                           ---                  -------                      ---------
                      9,037,062.1              17,435.1                      33,679.6

                                                                                                                                                                                                         (2)   That the Board of Directors of Hancock Holding
       (2)     That the Board of Directors of Hancock Holding Company ("the Company") take specific, identifiable actions to increase, enhance or maximize the value of each shareholder's shares of stock in the Company, through the sale of assets, sale of branches, acquisitions by the Company or merger of the Company.

                           For                Against                       Abstained
                           ---                -------                       ---------
                        860,687.6           6,973,062.6                     204,921.6

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit (27) Selected financial data.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HANCOCK HOLDING COMPANY
                                            -----------------------
                                                  Registrant

    May 11, 2000                By:   /s/ George A. Schloegel
    ------------                      -----------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board &
                                         Chief Executive Officer

    May 11, 2000                By:   /s/ Carl J. Chaney
    ------------                      ------------------
        Date                             Carl J. Chaney

                                                                                                                                                                                                     Date                                      Carl J.
                                         Senior Vice President &
                                         Chief Financial Officer