Form 10-Q
period 2000-06-30
HANCOCK HOLDING CO
filed 2000-08-14
CIK 750577

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

For Quarter Ending        June 30, 2000
                   ----------------------------------------------------------

Commission File Number     0-13089
                        -----------------------------------------------------

                                        HANCOCK HOLDING COMPANY
-----------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

        MISSISSIPPI                                 64-0693170
-----------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                Number)

  ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI        39502
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                              (228) 868-4872
-----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                              NOT APPLICABLE
-----------------------------------------------------------------------------
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

                                       YES     X         NO
                                             ------             -------

10,886,772 Common Shares were outstanding as of June 30, 2000 for financial statement purposes.

                                         HANCOCK HOLDING COMPANY
                                         -----------------------

                                                  INDEX
                                                  -----

PART I.  FINANCIAL INFORMATION                                                  PAGE NUMBER
------------------------------                                                  -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  June 30, 2000 and December 31, 1999                                               3

  Condensed Consolidated Statements of Earnings --
  Three Months and Six Months Ended June 30, 2000 and 1999                          4

  Condensed Consolidated Statements of Cash Flows --
  Six Months Ended June 30, 2000 and 1999                                           5

  Notes to Condensed Consolidated Financial
  Statements                                                                        6

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                     7

ITEM 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                                      11

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                                          11

SIGNATURES                                                                         12
----------

                                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                         ----------------------------------------
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         -------------------------------------
                                                  (Amounts in thousands)

                                                                          (Unaudited)
                                                                            June 30              December 31,
                                                                             2000                   1999       *
                                                                 ---------------------   ---------------------
ASSETS:
     Cash and due from banks (non-interest bearing)                          $150,129                $156,738
     Interest-bearing time deposits with other banks                              100                     100
     Securities available for sale (amortized cost of
         $644,270  and $660,591)                                              623,656                 639,416
     Securities held to maturity (fair value of $438,088
         and $498,467)                                                        448,626                 509,306
     Federal funds sold                                                        22,000                   3,000
     Loans, net of unearned income                                          1,612,284               1,541,521
         Less: Allowance for loan losses                                      (26,651)                (25,713)
                                                                 ---------------------   ---------------------
            Loans, net                                                      1,585,633               1,515,808
     Property and equipment, net of accumulated
         depreciation of $57,181 and $56,267                                   53,751                  55,008
     Other real estate, net                                                     1,268                   1,616
     Accrued interest receivable                                               23,758                  23,806
     Goodwill and other intangibles                                            42,576                  44,513
     Other assets                                                              40,181                  42,563
                                                                 ---------------------   ---------------------
            TOTAL ASSETS                                                   $2,991,678              $2,991,874
                                                                 =====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposits:
         Non-interest bearing demand                                         $560,935                $527,219
         Interest-bearing savings, NOW, money market
            and time                                                        1,900,241               1,870,435
                                                                 ---------------------   ---------------------
                Total deposits                                              2,461,176               2,397,654

     Securities sold under agreements to repurchase                           137,281                 213,773
     Federal Home Loan Bank advance                                            47,000                  50,000
     Other liabilities                                                         19,351                  17,306
     Long-term notes                                                            2,450                   2,714
                                                                 ---------------------   ---------------------
            TOTAL LIABILITIES                                               2,667,258               2,681,447

STOCKHOLDERS' EQUITY:
     Common Stock-$3.33 par vaule per share; 75,000,000
         shares authorized and 11,072,770 issued                               36,872                  36,872
     Capital surplus                                                          196,062                 196,047
     Retained earnings                                                        105,546                  92,153
     Unrealized loss on securities available for
         sale, net                                                            (13,399)                (13,764)
     Unearned compensation                                                       (579)                   (808)
     Treasury stock                                                               (82)                    (73)
                                                                 ---------------------   ---------------------
            TOTAL STOCKHOLDERS' EQUITY                                        324,420                 310,427
                                                                 ---------------------   ---------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $2,991,678              $2,991,874
                                                                 =====================   =====================

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

                                                   HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                                   ----------------------------------------
                                                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                 ---------------------------------------------
                                                                 (UNAUDITED)
                                                                 -----------
                                                  (amounts in thousands except per share)

                                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                             -------------------------------------    -----------------------------
                                                                   2000              1999                  2000            1999
                                                             -------------     -----------------      ---------------  ------------
INTEREST INCOME:
  Loans                                                          $ 36,061          $ 32,507             $ 71,487        $ 64,675
  U. S. Treasury securities                                         1,398             2,854                2,987           5,845
  Obligations of U. S. government agencies                          7,623             8,938               15,492          17,689
  Obligations of states and political subdivisions                  2,338             2,367                4,727           4,661
  Federal funds sold                                                1,279               231                2,029             616
  Other investments                                                 5,126             4,808               10,558           9,471
                                                             -------------     -------------      ---------------    ------------
      Total interest income                                        53,825            51,705              107,280         102,957
                                                             -------------     -------------      ---------------    ------------

INTEREST EXPENSE:
  Deposits                                                         20,643            19,318               40,437          39,083
  Federal funds purchased and securities sold
    under agreements to repurchase                                  2,259             1,609                4,642           2,978
  Bonds and notes                                                      48                71                  102             107
                                                             -------------     -------------      ---------------    ------------
      Total interest expense                                       22,950            20,998               45,181          42,168
                                                             -------------     -------------      ---------------    ------------

NET INTEREST INCOME                                                30,875            30,707               62,099          60,789
Provision for loan losses                                           2,434             1,621                4,203           3,041
                                                             -------------     -------------      ---------------    ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                28,441            29,086               57,896          57,748
                                                             -------------     -------------      ---------------    ------------

NON-INTEREST INCOME
  Service charges on deposit accounts                               6,764             5,932               13,310          11,048
  Other service charges, commissions and fees                       4,670             4,347                9,370           8,691
  Securities gains, net                                                 9                11                    9              14
  Other                                                               376               621                3,662           1,174
                                                             -------------     -------------      ---------------    ------------
      Total non-interest income                                    11,819            10,911               26,351          20,927
                                                             -------------     -------------      ---------------    ------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                   15,232            15,230               30,940          29,837
  Net occupancy expense of premises                                 1,827             1,816                3,465           3,630
  Equipment rentals, depreciation and maintenance                   2,218             2,411                4,329           4,663
  Amortization of intangibles                                         969               952                1,937           1,845
  Other                                                             7,722             7,802               15,857          16,056
                                                             -------------     -------------      ---------------    ------------
      Total non-interest expense                                   27,968            28,211               56,528          56,031
                                                             -------------     -------------      ---------------    ------------

EARNINGS BEFORE INCOME TAXES                                       12,292            11,786               27,719          22,644
Income taxes                                                        3,750             3,975                8,791           7,202
                                                             -------------     -------------      ---------------    ------------
NET EARNINGS                                                      $ 8,542           $ 7,811             $ 18,928        $ 15,442
                                                             =============     =============      ===============    ============

BASIC AND DILUTED EARNING PER COMMON SHARE                         $ 0.79            $ 0.72               $ 1.74          $ 1.42
                                                             =============     =============      ===============    ============
DIVIDENDS PAID PER COMMON SHARE                                    $ 0.25            $ 0.25               $ 0.50          $ 0.50
                                                             =============     =============      ===============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC         10,880            10,882               10,878          10,885
                                                             =============     =============      ===============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED       10,886            10,896               10,884          10,906
                                                             =============     =============      ===============    ============

See notes to condensed conslidated financial statements.

                                 HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                 ----------------------------------------
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -----------------------------------------------
                                                UNAUDITED
                                                ---------
                                          (Amounts in thousands)

                                                                                              Six Months Ended June 30,
                                                                                      ----------------------------------------
                                                                                           2000                    1999
                                                                                      ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                         $ 18,928                $ 15,442
       Adjustments to reconcile net earnings to net
         cash by operating activities:
             Depreciation                                                                    3,582                   3,125
             Provision for loan losses                                                       4,203                   3,041
             Provision for losses on real estate owned                                         (95)                     91
             Gain on sales of securities                                                        (9)                    (14)
             Decrease in interest receivable                                                    48                   1,070
             Amortization of intangible assets                                               1,937                   1,845
             Increase (decrease) in interest payable                                           480                  (1,164)
             Other, net                                                                    (12,337)                 (4,443)
                                                                                           -------                  ------
       Net cash provided by operating activities                                            16,737                  18,993
                                                                                            ------                  ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in interest-bearing time deposits                                              -                      96
     Proceeds from maturities of securities held
       to maturity                                                                          60,681                 278,275
     Purchase of securities held to maturity                                                     -                 (79,243)
     Proceeds from maturities of securities available
       for sale                                                                             99,474                  76,662
     Purchase of securities available for sale                                             (66,822)               (228,460)
     Net increase in federal funds sold                                                    (19,000)                (10,500)
     Net increase in loans                                                                 (74,052)                (49,653)
     Purchase of property, equipment and software, net                                      (2,325)                 (9,096)
     Proceeds from sales of other real estate                                                  467                     596
     Net cash received in connection with purhcase
       transaction                                                                               -                  23,927
                                                                                            ------                  ------
       Net cash provided by investing activities                                            (1,577)                  2,604
                                                                                            ------                   -----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                                    63,522                 (70,145)
     Dividends paid                                                                         (5,535)                 (5,544)
     Net (decrease) increase in federal funds purchased and
       securities sold under agreements to repurchase                                      (76,492)                 26,545
     Reductions to long-term notes                                                            (264)                   (249)
     Repayment of FHLB advances, net                                                        (3,000)                      -
                                                                                            ------                 -------

       Net cash provided by financing activities                                           (21,769)                (49,393)
                                                                                           -------                 -------

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                          (6,609)                (27,796)

CASH AND DUE FROM BANKS, BEGINNING                                                         156,738                 161,294
                                                                                           -------                 -------

CASH AND DUE FROM BANKS, ENDING                                                          $ 150,129               $ 133,498
                                                                                         =========               =========

See notes to condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(At And For the Six Months Ended June 30, 2000 and 1999)

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

COMPREHENSIVE EARNINGS

        Following is a summary of the Company's comprehensive earnings for the three and six months ended June 30, 2000 and 1999.

                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                     -----------------------------   -----------------------------
                                                         2000             1999           2000             1999
                                                     -----------       -----------   ------------     ------------
Net earnings                                           $ 8,542          $ 7,811        $ 18,928         $ 15,442
Other comprehensive income(loss)
     (net of income tax):
         Unrealized holding (losses)/gains on
             securities available for sale               1,195           (6,662)            365           (8,487)
                                                    -----------      -----------    ------------     ------------

         Total Comprehensive Earnings                  $ 9,737          $ 1,149        $ 19,293          $ 6,955
                                                    ===========      ===========    ============     ============

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

        The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                                  June 30,       March 31,         December 31,
                                                                   2000            2000               1999
                                                                   ----            ----               ----

Total securities to total deposits                                43.57%           44.87%           47.79%

Total loans (net of unearned
     income) to total deposits                                    65.51%           61.88%           64.29%

Interest-earning assets
     to total assets                                              90.47%           90.65%           90.02%

Interest-bearing deposits
     to total deposits                                            77.21%           77.54%           78.01%
Capital Resources

        The Company continues to maintain an adequate capital position. The ratios as of June 30, 2000, March 31, 2000 and December 31, 1999 (as amended) are as follows:

                                                                June 30,       March 31,         December 31,
                                                                  2000           2000               1999
                                                                  ----           ----               ----

Equity capital to total assets (1)                                11.29%         11.00%             10.84%

Total capital to risk-weighted assets (2)                         17.28%         17.19%             16.85%

Tier 1 capital to risk-weighted                                   16.03%         15.94%             15.61%
  assets (3)

Leverage capital to average total assets (4)                       9.98%          9.74%              9.61%

(1)    Equity capital consists of stockholders' equity (excluding unrealized gains/(losses)).

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
RESULTS OF OPERATIONS

Net Earnings

        For the first six months of 2000, regular net earnings have increased $1.6 million or 10.13% over the same period in 1999. In addition to the increase in regular net earnings, in the first quarter of the current year the Company recognized additional after-tax earnings of $1.9 million from the sale of its credit card portfolio.

        Regular net earnings increased $731,000 or 9.36% for the second quarter of 2000 compared to the second quarter of 1999. Following is selected information for quarterly comparison:

                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                      ---------------------------      -------------------------
                                                        2000              1999          2000               1999
                                                        ----              ----          ----               ----

Results of Operations:

  Return on average assets before sale
    of credit card portfolio                            1.13%             1.02%         1.14%              1.02%
  Return on average assets                              1.13%             1.02%         1.27%              1.02%

  Return on average equity before sale
    Of credit card portfolio                           10.59%            10.18%        10.78%             10.12%
  Return on average equity                             10.59%            10.18%        12.00%             10.12%

Net Interest Income:

  Yield on average interest-earning assets
    (tax equivalent)                                    8.17%             7.71%         8.16%              7.78%

  Cost of average interest-bearing funds                4.38%             3.88%         4.30%              4.00%

  Net interest spread                                   3.80%             3.84%         3.86%              3.78%

  Net yield on interest-earning assets
    (net interest income on a tax equivalent basis
    divided by average interest-earning assets)         4.78%             4.66%         4.82%              4.68%

Net Interest Income

        Net interest income for the first six three months of 2000 increased $1.3 million, compared to the same period one year ago. The Company's net interest margin for the six month period ended June 30, 2000 was 4.82% compared to 4.68% for the prior year period. The increase in interest income for the current year results from growth in the loan portfolio as a percentage of total interest-earning assets. The Company's loan portfolio, which yields a higher rate of interest compared to the securities portfolio, has experienced growth during the current year. The cost of funds was impacted by increasing interest rates offered for certain types of deposit accounts.

        Net interest income for the quarter ended June 30, 2000 increased $168,000, compared to the same period last year. The Company's net interest margin for the quarter was 4.78%, compared to 4.66% in the prior year.

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

                                                                                          At and For the
                                                                                          --------------
                                                                Three Months Ended June 30,             Six Months Ended June 30,
                                                                ---------------------------             -------------------------
                                                                  2000              1999                 2000                1999
                                                                  ----              ----                 ----                ----

Annualized net charge-offs to average loans                      0.49%             0.41%                 0.42%              0.51%

Annualized provision for loan losses to average                  0.62%             0.45%                 0.45%              0.43%
  loans

Average allowance for loan losses to average loans               1.66%             1.66%                 1.67%              1.68%

Gross charge-offs                                              $ 2,579           $ 1,910               $ 4,501            $ 4,663

Gross recoveries                                               $   657           $   486               $ 1,236            $ 1,706

Non-accrual loans (1)                                         $ 12,492          $  7,002              $ 12,492           $  7,002

Accruing loans 90 days or more past due                       $  6,341          $  8,717              $  6,341           $  8,717

(1)    The increase in non-accrual loans is primarily associated with three relationships totaling $7.7 million.
       The largest single relationship, which comprises 68% of the increase over June 1999, is 90%
       guaranteed by the United States Department of Agriculture.

Non-Interest Income

        Non-interest income increased $5.4 million to $26.4 million for the six month period ended June 30, 2000, compared to $20.9 million for the same period in 1999. The largest factor contributing to that increase is a gain recognized by the Company on the sale of its credit card portfolio, which totaled $2.9 million. Deposit service charge income has increased $2.3 million and is largely due to a change in the fee structure associated with NSF and overdraft items.

        Non-interest income for the quarter ended June 30, 2000 increased $900,000 to $11.8 million when compared to the same period in 1999. The increase is attributable to changes made in the fee structure related to NSF and overdraft items.

Non-Interest Expense

        Non-interest expense for the six month period ended June 30, 2000 increased $497,000, or 0.9%, compared to the same period the previous year. Salaries and benefits increased $1.1 million during the current year compared to the same period of 1999. The current year includes the expense associated with one additional pay period for the bank (American Security Bancshares) acquired by the Company January 15, 1999. Additionally, accruals related to certain benefits have been made in 2000 whereas these accruals were not made in the comparable period of 1999. Decreases in other expenses, as compared to the same period last year, result from the implementation of initiatives to reduce or hold expenses at prior year levels.

        For the quarter ended June 30, 2000, non-interest expense decreased $243,000 from the level experienced in the same quarter last year.

Income Taxes

        The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first six months of 2000 was $5,613,000 compared to $5,235,000 for the comparable period in 1999.

Forward Looking Information

        Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This Act provides a safe harbor for such disclosures which protects the companies from unwarranted litigation if the actual results are different from management expectations. This report contains forward-looking statements and reflects management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's net earnings are dependent, in part, on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

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

         The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2000 the Company had $302 million of regular savings and club accounts and $658 million of money market and NOW accounts, representing 50.5% of total interest-bearing depositor accounts.

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

                                            HANCOCK HOLDING COMPANY
                                            ---------------------------
                                                  Registrant

  August 11, 2000                    By:   /s/ George A. Schloegel
  ---------------                          ----------------------------
        Date                               George A. Schloegel
                                           Vice-Chairman of the Board &
                                           Chief Executive Officer

  August 11, 2000                   By:   /s/ Carl J. Chaney
  ---------------                         ----------------------------
        Date                              Carl J. Chaney
                                          Senior Vice President &
                                          Chief Financial Officer