Form 10-Q
period 2000-09-30
HANCOCK HOLDING CO
filed 2000-11-14
CIK 750577

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, D.C. 20549

                                       FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d)
             of the Securities Exchange Act of 1934

            Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934

For Quarter Ending         September 30, 2000
                   ---------------------------------------------------------

Commission File Number      0-13089
                       -----------------------------------------------------

                            HANCOCK HOLDING COMPANY
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         MISSISSIPPI                                 64-0693170
---------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                Number)

 ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI       39502
---------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                               (228) 868-4872
---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                               NOT APPLICABLE
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

10,860,057 Common Shares were outstanding as of September 30, 2000 for financial statement purposes.

                                 HANCOCK HOLDING COMPANY

                                          INDEX

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  September 30, 2000 and December 31, 1999                        3

  Condensed Consolidated Statements of Earnings --
  Three Months and Nine Months Ended
  September 30, 2000 and 1999                                     4

  Condensed Consolidated Statements of Cash Flows --
  Nine Months Ended June 30, 2000 and 1999                        5

  Notes to Condensed Consolidated Financial
  Statements                                                      6

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                   7

ITEM 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                    10

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                       12

                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                         ----------------------------------------
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          -------------------------------------
                                  (Amounts in thousands)
                                                            (Unaudited)
                                                           September 30       December 31,
                                                               2000               1999  *
                                                           --------------   --------------
ASSETS:
    Cash and due from banks (non-interest bearing)             $ 151,086        $ 156,738
    Interest-bearing time deposits with other banks                2,755              100
    Securities available for sale (amortized cost of
       $620,313  and $660,591)                                   607,370          639,416
    Securities held to maturity (fair value of $429,551
       and $498,467)                                             435,258          509,306
    Federal funds sold                                            22,500            3,000
    Loans, net of unearned income                              1,652,151        1,541,521
       Less: Allowance for loan losses                           (27,029)         (25,713)
                                                           --------------   --------------
          Loans, net                                           1,625,122        1,515,808
    Property and equipment, net of accumulated
       depreciation of $53,557 and $56,267                        51,852           55,008
    Other real estate, net                                         1,539            1,616
    Accrued interest receivable                                   23,416           23,806
    Goodwill and other intangibles                                41,666           44,513
    Other assets                                                  39,598           42,563
                                                           --------------   --------------
                                                           --------------   --------------
          TOTAL ASSETS                                       $ 3,002,162      $ 2,991,874
                                                           ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing demand                             $ 526,856        $ 527,219
       Interest-bearing savings, NOW, money market
          and time                                             1,958,395        1,870,435
                                                           --------------   --------------
             Total deposits                                    2,485,251        2,397,654
    Federal funds purchased                                        1,250                -
    Securities sold under agreements to repurchase               154,964          213,773
    Federal Home Loan Bank advance                                     -           50,000
    Other liabilities                                             23,794           17,306
    Long-term notes                                                2,315            2,714
                                                           --------------   --------------
          TOTAL LIABILITIES                                    2,667,574        2,681,447

STOCKHOLDERS' EQUITY:
    Common Stock-$3.33 par value per share; 75,000,000
       shares authorized and 11,072,770 issued                    36,872           36,872
    Capital surplus                                              196,009          196,047
    Retained earnings                                            111,450           92,153
    Unrealized loss on securities available for
       sale, net                                                  (8,413)         (13,764)
    Unearned compensation                                           (470)            (808)
    Treasury stock                                                  (860)             (73)
                                                           --------------   --------------
          TOTAL STOCKHOLDERS' EQUITY                             334,588          310,427
                                                           --------------   --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 3,002,162      $ 2,991,874
                                                           ==============   ==============

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

                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                         ----------------------------------------
                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      ---------------------------------------------
                                       (UNAUDITED)
                                        ---------
                         (amounts in thousands except per share)

                                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                                             --------------------------------  -----------------------------
                                                                2000            1999             2000             1999
                                                             -----------     -----------       ------------     -----------
INTEREST INCOME:
  Loans                                                        $ 38,332        $ 33,811         $ 109,819        $ 98,486
  U. S. Treasury securities                                       1,292           2,413             4,280           8,257
  Obligations of U. S. government agencies                        5,592           6,214            17,144          19,158
  CMOs                                                            4,092           4,523            12,870          12,662
  Obligations of states and political subdivisions                2,368           2,376             7,095           7,037
  Mortgage-backed securities                                      2,375           2,301             7,264           7,790
  Federal funds sold                                                418             291             1,516             907
  Other investments                                                 495             319             1,326             908
                                                             -----------     -----------      ------------     -----------
      Total interest income                                      54,964          52,248           161,314         155,205
                                                             -----------     -----------      ------------     -----------

INTEREST EXPENSE:
  Deposits                                                       22,550          18,964            62,987          58,047
  Federal funds purchased and securities sold
    under agreements to repurchase                                1,867           1,287             5,243           3,816
  Bonds and notes                                                   174             375               612             931
                                                             -----------     -----------      ------------     -----------
      Total interest expense                                     24,591          20,626            68,842          62,794
                                                             -----------     -----------      ------------     -----------

NET INTEREST INCOME                                              30,373          31,622            92,472          92,411
Provision for loan losses                                         3,038           1,918             7,241           4,959
                                                             -----------     -----------      ------------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              27,335          29,704            85,231          87,452
                                                             -----------     -----------      ------------     -----------

NON-INTEREST INCOME
  Service charges on deposit accounts                             6,918           6,905            20,229          17,953
  Other service charges, commissions and fees                     5,073           3,898            14,443          12,589
  Securities gains (losses), net                                     (4)             51                 5              66
  Other                                                             413             868             4,074           2,041
                                                             -----------     -----------      ------------     -----------
      Total non-interest income                                  12,400          11,722            38,751          32,649
                                                             -----------     -----------      ------------     -----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                 14,527          15,848            45,467          45,684
  Net occupancy expense of premises                               1,778           1,824             5,245           4,627
  Equipment rentals, depreciation and maintenance                 1,959           2,253             6,305           6,527
  Amortization of intangibles                                       909             954             2,846           2,799
  Other                                                           7,862           8,822            23,700          25,277
                                                             -----------     -----------      ------------     -----------
      Total non-interest expense                                 27,035          29,701            83,563          84,914
                                                             -----------     -----------      ------------     -----------

EARNINGS BEFORE INCOME TAXES                                     12,700          11,725            40,419          35,187
Income taxes                                                      4,033           3,882            12,824          11,084
                                                             -----------     -----------      ------------     -----------
NET EARNINGS                                                    $ 8,667         $ 7,843          $ 27,595        $ 24,103
                                                             ===========     ===========      ============     ===========

BASIC AND DILUTED EARNING PER COMMON SHARE                       $ 0.80          $ 0.72            $ 2.54          $ 2.13
                                                             ===========     ===========      ============     ===========
                                                             ===========                      ============     ===========
DIVIDENDS PAID PER COMMON SHARE                                  $ 0.25          $ 0.25            $ 0.75          $ 0.75
                                                             ===========                      ============     ===========
                                                             ===========     ===========      ============     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC       10,872          10,881            10,876          10,887
                                                             ===========     ===========      ============     ===========
                                                             ===========     ===========      ============     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED     10,879          10,894            10,884          10,890
                                                             ===========     ===========      ============     ===========

See notes to condensed consolidated financial statements.

                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                         ----------------------------------------
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -----------------------------------------------
                                        UNAUDITED
                                        ---------
                                  (Amounts in thousands)

                                                                  Nine Months Ended September 30,
                                                                 -------------------------------
                                                                     2000              1999
                                                                 -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                     $ 27,595          $ 23,285
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
          Depreciation                                                  4,491             4,345
          Provision for loan losses                                     7,241             4,959
          Provision for losses on real estate owned                       155               264
          Gain on sales of securities                                      (5)              (66)
          Decrease in interest receivable                                 390             2,272
          Amortization of intangible assets                             2,847             2,799
          Increase (decrease) in interest payable                       2,224              (975)
          Other, net                                                    6,272            10,088
                                                                        ------           ------
      Net cash provided by operating activities                        51,210            46,971
                                                                       -------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase)decrease in interest-bearing time deposits           (2,655)               96
    Proceeds from maturities of securities held
      to maturity                                                      75,903           306,010
    Purchase of securities held to maturity                            (1,855)          (79,243)
    Proceeds from maturities of securities available
      for sale                                                        113,039           134,959
    Purchase of securities available for sale                         (72,761)         (247,686)
    Net (increase) increase in federal funds sold                     (19,500)            7,825
    Net increase in loans                                            (117,671)          (87,182)
    Purchase of property, equipment and software, net                  (3,550)          (13,509)
    Proceeds from sales of other real estate                              847               893
    Net cash received in connection with purchase                                    .
      transaction                                                          -             12,986
                                                                           --            ------
      Net cash used by investing activities                           (28,203)           35,149
                                                                      --------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                87,597          (136,638)
    Dividends paid                                                     (8,298)           (8,312)
    Net (decrease) increase in federal funds purchased and
      securities sold under agreements to repurchase                  (57,559)           39,636
    Reductions of long-term notes                                        (399)             (335)
    Repayment of FHLB advances, net                                   (50,000)               -
                                                                      --------               -

      Net cash used by financing activities                           (28,659)         (105,649)
                                                                    ----------------------------

NET INCREASE IN CASH AND DUE FROM BANKS                                (5,652)          (23,529)

CASH AND DUE FROM BANKS, BEGINNING                                    156,738           161,294
                                                                      --------          -------

CASH AND DUE FROM BANKS, ENDING                                     $ 151,086         $ 137,765
                                                                    ==========        =========

See notes to condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
----------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
UNAUDITED
---------
(At And For the Nine Months Ended September 30, 2000 and 1999)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

        The accompanying unaudited condensed consolidated financial statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 1999 Annual Report to Shareholders.

COMPREHENSIVE EARNINGS
----------------------

         Following is a summary of the Company's comprehensive earnings for the three and nine months ended September 30, 2000 and 1999.

                                          Three Months Ended           Nine Months
                                               Sept. 30,             Ended Sept. 30,
                                          ---------------------    --------------------
                                          ---------   ---------    --------   ---------
                                            2000        1999        2000        1999
                                          ---------   ---------    --------   ---------
Net earnings                              $  8,667     $ 7,843     $27,595     $23,285
Other comprehensive income(loss)
    (net of income tax):
       Unrealized holding
       (losses)/gains on
          securities available for
          sale                               4,986         757       5,351      (7,730)
                                          ---------   ---------   ---------   ---------

       Total Comprehensive Earnings       $ 13,653     $ 8,600     $32,946     $15,555
                                          =========   =========   =========   =========

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
----------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

         The following discussion provides management's analysis of certain factors which have affected the Company's financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements.

CHANGES IN FINANCIAL CONDITION
------------------------------

Liquidity
---------

         The Company manages liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and securities held to maturity and sales and maturities of securities available for sale.

         The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                               Sept. 30,         June 30,        March 31,        Dec. 31,
                                                 2000              2000            2000             1999
                                             --------------    -------------   --------------   -------------

Total securities to total deposits               41.95%           43.57%           44.87%          47.79%

Total loans (net of unearned
      income) to total deposits                  66.48%           65.51%           61.88%          64.29%

Interest-earning assets to total assets          90.60%           90.47%           90.65%          90.02%

Interest-bearing deposits to
      total deposits                             78.80%           77.21%           77.54%          78.01%
Capital Resources
-----------------

The Company continues to maintain an adequate capital position. The ratios as of September 30, 2000, June 30, 2000, March 31, 2000 and December 31, 1999 (as amended) are as follows:
                                                 Sept. 30,         June 30,         March 31,         Dec. 31.
                                                   2000              2000              2000             1999
                                               --------------    -------------     -------------    -------------

Equity capital to total assets (1)                 11.43%           11.29%            11.00%           10.84%

Total capital to risk-weighted assets (2)          17.23%           17.28%            17.19%           16.85%

Tier 1 capital to risk-weighted assets (3)         15.98%           16.03%            15.94%           15.61%

Leverage capital to average total assets (4)       10.22%            9.98%             9.74%            9.61%

(1)   Equity capital consists of stockholders' equity (excluding unrealized gains/(losses)).

(2)   Total capital consists of equity capital less intangible assets plus a limited amount of the loan loss allowance.  Risk-weighted assets represent the assigned risk portion of all on and off-balance-sheet assets.  Based on Federal Reserve
      Board guidelines, assets are assigned a risk factor percentage from 0% to 100%.
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

RESULTS OF OPERATIONS
---------------------

Net Earnings ------------

         For the first nine months of 2000, regular net earnings have increased $2.3 million or 9.91% over the same period in 1999. In addition to the increase in regular net earnings, in the first quarter of the current year the Company recognized additional after-tax earnings of $1.9 million from the sale of its credit card portfolio.

         Regular net earnings increased $824,000 or 10.51% for the third quarter of 2000 compared to the third quarter of 1999. Following is selected information for quarterly comparison:

                                                        Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                        ----------------------------     ---------------------------
                                                          2000            1999             2000           1999
                                                        ---------       ---------         --------      ---------

Results of Operations:

    Return on average assets before sale of credit
       card portfolio and securities transactions          1.15%           1.05%            1.14%          1.03%
    Return on average assets                               1.15%           1.05%            1.23%          1.03%

    Return on average equity before sale of credit
       card portfolio and securities transactions         10.44%          10.13%           11.47%         10.08%
    Return on average equity                              10.46%          10.15%           10.63%         10.10%

Net Interest Income:

    Yield on average interest-earning assets
       (tax equivalent)                                    8.21%           7.80%            8.08%          7.76%

    Cost of average interest-bearing funds                 4.63%           3.90%            4.36%          3.96%

    Net interest spread                                    3.58%           3.90%            3.72%          3.80%

    Net yield on interest-earning assets
       (net interest income on  a tax-equivalent basis
       divided by average interest-earning assets)         4.65%           4.81%            4.72%          4.70%
Net Interest Income
-------------------

         Net interest income for the first nine months of 2000 increased $61 thousand, compared to the same period one year ago. The Company's net interest margin for the nine month period ended September 30, 2000 was 4.72% compared to 4.70% for the prior year period. The increase in interest income for the current year results from growth in the loan portfolio as a percentage of total interest-earning assets. The Company's loan portfolio, which yields a higher rate of interest compared to the securities portfolio, has experienced growth during the current year. The cost of funds was impacted by increasing interest rates offered for certain types of deposit accounts.

         Net interest income for the quarter ended September 30, 2000 decreased $1.2 million to the same period last year. The Company's net interest margin for the quarter was 4.65%, compared to 4.81% in the prior year. The decrease in net interest income was due primarily to higher overall funding costs compared with the same quarter last year. The Company's total cost of funds increased 57 basis points from the third quarter of 1999.

Provision for Loan Losses
-------------------------

         The amount of the allowance equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by allowances acquired in acquisitions and recoveries of loans previously charged-off. Provisions are made to the allowance to reflect the currently perceived risks of loss associated with the bank's loan portfolio. A specific loan is charged-off when management believes, after considering, among other things, the borrower's condition and the value of any collateral, that collection of the loan is unlikely.

        The following information is useful in determining the adequacy of the loan loss reserve and loan loss provision and ratios are calculated using average loan balances.

(Amounts shown are in thousands)
                                                                                 At and For the
                                                      ------------------------------------------------------------------
                                                      Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                      ----------------------------------    ----------------------------
                                                         2000            1999                   2000            1999
                                                      -----------     -----------            -----------     -----------

Annualized net charge-offs to average loans              0.62%           0.51%                  0.49%           0.50%

Annualized provision for loan losses to
     average loans                                       0.18%           0.52%                  0.42%           0.46%

Average allowance for loan losses to
     average loans                                       1.64%           1.61%                  1.66%           1.66%

Gross charge-offs                                     $ 3,030         $ 2,533                $ 7,679         $ 7,170

Gross Recoveries                                        $ 502           $ 662                $ 1,754         $ 1,738

Non-accrual loans (1)                                $ 12,123         $ 7,593               $ 12,123         $ 7,593

Accruing loans 90 days or more past due               $ 7,790         $ 9,609                $ 7,790         $ 9,609

        (1) The increase in non-accrual loans is primarily associated with two relationships which total $6.5 million. The largest single relationship, which exceeds the net increase over September 1999, is 90% guaranteed by the United States Department of Agriculture.

Non-Interest Income
-------------------

         Non-interest income increased $6.1 million to $38.8 million for the nine month period ended September 30, 2000, compared to $32.6 million for the same period in 1999. The largest factor contributing to that increase is a gain recognized by the Company on the sale of its credit card portfolio, which totaled $3.1 million. Deposit service charge income has increased $2.3 million and is largely due to a change in the fee structure associated with NSF and overdraft items.

         Non-interest income for the quarter ended September 30, 2000 increased $678,000 to $12.4 million when compared to the same period in 1999. The increase is attributable to increased trust fee revenue.

Non-Interest Expense
--------------------

         Non-interest expense for the nine month period ended September 30, 2000 decreased $2.2 million, or 2.5%, compared to the same period the previous year. Decreases in expenses, as compared to the same period last year, result from the implementation of initiatives to reduce or hold expenses at prior year levels.

         For the quarter ended September 30, 2000, non-interest expense decreased $2.7 million from the level experienced for the same quarter last year.

Income Taxes
------------

         The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first nine months of 2000 was $8,813,000 compared to $7,895,000 for the comparable period in 1999.

Forward Looking Information
----------------------------

         Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This Act provides a safe harbor for such disclosures which protects the companies from unwarranted litigation if the actual results are different from management expectations. This report contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         The Company's net earnings are dependent, in part, on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

         In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Company's interest rate management policy is designed to produce a relatively stable net interest margin in periods of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. Management also reviews the Company's securities portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of the Company's investment securities.

         In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long and short-term interest rates.

         The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At September 30, 2000 the Company had $288 million of regular savings and club accounts and $671 million of money market and NOW accounts, representing 49.0% of total interest-bearing depositor accounts.

         The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

         Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

                                             HANCOCK HOLDING COMPANY
                                       ------------------------------------
                                                  Registrant

   November 10,2000               By:    /s/ George A. Schloegel
-------------------------              ------------------------------------
        Date                             George A. Schloegel
                                         Vice-Chairman of the Board &
                                               Chief Executive Officer

   November 10,2000               By:    /s/ Carl J. Chaney
-------------------------              ------------------------------------
        Date                              Carl J. Chaney
                                          Senior Vice President &
                                              Chief Financial Officer