Form 10-K
period 2000-12-31
HANCOCK HOLDING CO
filed 2001-04-02
CIK 750577

                                                     FORM 10-K
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000
                          ------------------

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to                  .
                               -------------------    -----------------
Commission file number   0-13089
                       -----------

                                                         Hancock Holding Company
- ----------------------------------------------------------------------------------------------------------------------------------
                              (Exact name of registrant as specified in its charter)

          Mississippi                                                           64-0693170
- ----------------------------------------                    ------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer Identification Number)
  incorporation or organization)

One Hancock Plaza, Gulfport, Mississippi                  39501
- ----------------------------------------      ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (228) 868-4727
                                                   -------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
               Title of Each Class                          Which Registered
               -------------------                   -------------------------------
                    NONE                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                        COMMON STOCK, $3.33 PAR VALUE
- ---------------------------------------------------------------------------------------------------------------------------------
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
Yes   X       No
    -----        -----
Continued

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001, was approximately $323,291,000 (based on an average market price of $38.25). For purposes of this calculation only, shares held by non-affiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

         On December 31, 2000, the registrant had outstanding 10,739,806 shares of common stock for financial statement purposes.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Part I and Part II of this report.

         Portions of the definitive Proxy Statement used in connection with the Registrant's Annual Meeting of Shareholders held on February 22, 2001, filed by the Registrant on January 22, 2001, are incorporated by reference into Part III of this report.

                                                     CONTENTS

PART I

Item 1.      Business                                                                                    4
Item 2.      Properties                                                                                 32
Item 3.      Legal Proceedings                                                                          33
Item 4.      Submission of Matters to a Vote of Security Holders                                        33

PART II

Item 5.      Market for the Registrant's Common Stock
              and Related Stockholder Matters                                                           33
Item 6.      Selected Financial Data                                                                    33
Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                       33
 Item 7a     Quantitative and Qualitative Disclosures About
              Market Risk                                                                               33
Item 8.      Financial Statements and Supplementary Data                                                34
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                                                   34

PART III

Item 10.     Directors and Executive Officers of the
               Registrant                                                                               34
Item 11.     Executive Compensation                                                                     36
Item 12.     Security Ownership of Certain Beneficial
                Owners and Management                                                                   36
Item 13.     Certain Relationships and Related Transactions                                             36

PART IV

Item 14.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                                                     36

PART I

ITEM 1 - BUSINESS
-----------------

BACKGROUND AND CURRENT OPERATIONS
---------------------------------

Background

General:

         Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. At December 31, 2000 the Company operated 91 banking offices and 130 automated teller machines (ATMs) in the states of Mississippi and Louisiana through two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS) and Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA). Hancock Bank MS and Hancock Bank LA are referred to collectively as the "Banks".

         The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company's operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 2000, the Company had total assets of $3.0 billion and employed on a full-time equivalent basis 1,075 persons in Mississippi and 515 persons in Louisiana.

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

         In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With assets of $1.3 billion at December 31, 2000, Hancock Bank LA is one of the largest banks headquartered in East

Baton Rouge Parish.

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

         On January 15, 1999, Hancock Holding Company acquired American Security Bancshares of Ville Platte, Inc. (ASB), Ville Platte, Louisiana, the holding company of American Security Bank. The acquisition, accounted for using the purchase method, called for the exchange of ASB stock in return for approximately $15.2 million cash and 644,000 shares of common stock of the Company. ASB had total assets of approximately $230.0 million and stockholders' equity of approximately $21.0 million at December 31, 1998 and net earnings of approximately $2.0 million for the year then ended. The results of operations of ASB were included in the 1999 consolidated statements of earnings from the date of acquisition. The acquisition resulted in the recognition of goodwill amounting to approximately $21.9 million, which is being amortized over 15 years.

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

         The Banks hold nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 2000, the book value of real estate held for resale and other repossessed properties was approximately $3.3 million.

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

Deposits:

         The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks offer 126 ATMs: ATMs at the Company's banking offices and free-standing ATMs at other locations. As members of regional and international ATM networks such as "PULSE", "PLUS" and "CIRRUS", the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing, and to a certain extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Banks' respective market areas.

Trust Services:

         The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 2000, the Trust Departments of the Banks had approximately $2.9 billion of assets under management, of which $1.7 billion were corporate accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

Operating Efficiency Strategy:

         The primary focus of the Company's operating strategy is to increase shareholder value through superior returns on a wide range of financial services offered to our customers throughout our operating region. The Company's operating efficiency ratio, excluding intangible amortization and securities gains, was 58.50% for the year ended December 31, 2000, compared to 63.84% for the prior year. Excluding the impact of the gain realized on the sale of the majority of the Company's credit card portfolio, the efficiency ratio for 2000 was 59.74%. In the latter part of 1999, management took steps to improve operating efficiencies after concentrating on income-producing strategies during the first half of the year. With management's efforts focused on cost containment, the number of full-time equivalent employees was reduced from a high at March 31, 1999 of 1,804 to 1,590 at December 31, 2000. Other initiatives, including the reengineering of certain back-office processes, were put into place with the intention of limiting non-interest expense growth in the year 2000.

Other Activities:

     Hancock Bank MS has 7 subsidiaries through which it engages in the following activities: providing consumer financing services; mortgage lending; owning, managing and maintaining certain real property; providing general insurance agency services; holding investment securities; marketing credit life insurance; and providing discount investment brokerage services. The income of these subsidiaries generally accounts for less than 10% of the Company’s total net earnings.

         In 1994, the Company began offering alternative investments through a third party vendor. The investment centers are now located in several branch locations in Mississippi and Louisiana to accommodate the investment needs of customers whose financial portfolio requirements fall outside the traditional commercial bank product line. During 1999, the investment sales force was internalized and the management structure reorganized in order to align sales actively with Company objectives.

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

        The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies. The regulatory capital of a bank holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve's evaluation of a bank holding company and any applications by the bank holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. In addition, a financial institution’s failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. There are two measures of regulatory capital presently applicable to bank holding companies, (1) risk-based capital and (2) leverage capital ratios.

         The Federal Reserve rates bank holding companies by a component and composite 1-5 rating system. This system is designed to help identify institutions which require special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, and the adequacy of liquidity. Effective January 1, 1997, a sixth component was added to the rating system - sensitivity to market risk. This component addresses primarily the issue of a bank’s sensitivity to interest rate fluctuations.

         The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders' equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company's leverage capital ratio at December 31, 2000 was 10.20%.

         The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off- balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories; 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 2000, the Company's off-balance sheet items aggregated $401.5 million; however, after the credit conversion these items represented $74.0 million of balance sheet equivalents.

         The primary component of risk-based capital is Tier 1 Capital, which for the Company is essentially equal to common stockholders' equity, less goodwill and other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-

weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2000, the Company's Tier 1 and Total Capital ratios were 15.95% and 17.20%, respectively.

         The prior approval of the Federal Reserve must be obtained before the Company may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Federal Reserve approve an acquisition of any bank located outside Mississippi unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. The banking laws of Mississippi presently permit out-of-state banking organizations to acquire Mississippi banking organizations, provided the out-of-state banking organization's home state grants similar privileges to banking organizations in Mississippi. This reciprocity privilege was restricted to banking organizations in specified geographic regions that encompassed the states of Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas, Virginia and West Virginia. However, effective September 29, 1995, such regional limitation was expanded by the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 to a nationwide basis. In addition, Mississippi banking organizations were granted similar powers to acquire certain out-of-state financial institutions pursuant to the Interstate Bank Branching Act which was adopted in 1996. A bank holding company is additionally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities.

         With the passage of The Interstate Banking and Branching Efficiency Act of 1994, adequately capitalized and managed bank holding companies are permitted to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. Beginning June 1, 1997, federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that, mergers may not be approved with respect to banks located in states that, before June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of- state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. The legislation further provides that a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits in the relevant state. States have the right to adopt legislation to lower the 30% limit. Additional provisions require that interstate activities conform to the Community Reinvestment Act.

         The Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve may disapprove such a transaction if it determines that the proposal constitutes an unsafe or unsound practice, would violate anylaw, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve.

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

         Hancock Bank MS is subject to regulation and periodic examinations by the FDIC and the State of Mississippi Department of Banking and Consumer Finance. Hancock Bank LA is subject to regulation and periodic examinations by the FDIC and the Office of Financial Institutions, State of Louisiana. These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations. These examinations are designed for the protection of the Banks’ depositors, rather than their stockholders. In addition to these regular examinations, the Company and the Banks must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

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

         Effective in the first quarter of 1996, the FDIC lowered banks' deposit insurance premiums from 4 to 31 cents per hundred dollars in insured deposits to a rate of 0 to 27 cents. The Banks have received a risk classification of 1A for assessment purposes. In 1997 an assessment for the Financing Corporation's debt service was added to the FDIC quarterly premium payment. That annual assessment averaged 2.12 cents per hundred dollars of insured deposits during 2000 and 1.96 (annualized) for the first quarter of 2001. Total assessments paid to the FDIC amounted to $488 thousand in 2000. For the year ended December 31, 2000, premiums on OAKAR deposits from the 1991 acquisition of Peoples Federal Savings Association totaled $7,600.

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

         FDICIA contains a "prompt corrective action" section intended to resolve problem institutions at the least possible long-term cost to the deposit insurance funds. Pursuant to this section, the federal banking agencies are required to prescribe a leverage limit and a risk-based capital requirement indicating levels at which institutions will be deemed to be "well capitalized," "adequately capitalized," "undercapitalized,"

“significantly undercapitalized” and “critically undercapitalized.” In the case of a depository institution that is “critically undercapitalized” (a term defined to include institutions which still have positive net worth), the federal banking regulators are generally required to appoint a conservator or receiver.

        FDICIA further requires regulators to perform annual on-site bank examinations, places limits on real estate lending and tightens audit requirements. The new legislation eliminated the “too big to fail” doctrine, which protects uninsured deposits of large banks, and restricts the ability of undercapitalized banks to obtain extended loans from the Federal Reserve Board discount window. FDICIA also imposes new disclosure requirements relating to fees charged and interest paid on checking and deposit accounts. Most of the significant changes brought about by FDICIA required new regulations.

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

         Although Hancock Bank MS and Hancock Bank LA are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $37.3 million, or, if the aggregate of such accounts exceeds $37.3 million, $1.119 million plus 10% of the total in excess of $37.3 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution's transaction accounts.

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

         Generally, the Financial Services Modernization Act:

•	Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among bank, securities firms, insurance companies, and other financial service providers;

•	Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

•	Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	Provides an enhanced framework for protecting the privacy of consumer information;

•	Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and

•	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

         A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed". The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

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

         The earnings and growth of a bank may be affected by both general economic conditions and the monetary and fiscal policy of the United States Government and its agencies, particularly the Federal Reserve. The Federal Reserve sets national monetary policy such as seeking to curb inflation and combat recession. This is accomplished by its open- market operations in United States government securities, adjustments in the amount of reserves that financial institutions are required to maintain and adjustments to the discount rates on borrowings and target rates for federal funds transactions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and timing of any future changes in monetary policies and their potential impact on the Company cannot be predicted.

STATISTICAL INFORMATION

         The following tables and other material present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.

Distribution of Assets, Liabilities and Stockholders' Equity and Interest Rates and Differentials:

         Net interest income, the difference between interest income and interest expense, is the most significant component of the Banks' earnings. For internal analytical purposes, management adjusts net interest income to a "taxable equivalent" basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

         Another significant statistic in the analysis of net interest income is the effective interest differential, which is the difference between the average rate of interest earned on earning assets and the effective rate paid for all deposits and borrowed funds, noninterest-bearing as well as interest-bearing. Since a portion of the Bank's deposits do not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The rate differential for the years 2000 and 1999 was 4.70% and 4.73%, respectively.

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

         "Table 7 - Summary of Average Balance Sheets, Net Interest Income (TE) & Interest Rates" included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35 through 43 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

         Information regarding the changes in interest income on interest-earning assets and interest expense on interest- bearing liabilities relating to rate and volume variances is included in "Table 8 - Summary of Changes in Net Interest Income (TE)" included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35 through 43 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

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

         The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. At December 31, 2000, the Company's cumulative interest sensitivity gap in the one year interval was (4.45%). The percentage reflects a higher level of interest sensitive liabilities than assets re-pricing within one year. Generally, when rate sensitive liabilities exceed rate sensitive assets, the net interest margin is expected to be positively affected during periods of decreasing interest rates and negatively affected during periods of increasing rates.

         The following tables set forth the scheduled re-pricing or maturity of the Company's assets and liabilities at December 31, 2000 and December 31, 1999. The assumed prepayment of investments and loans were based on the Company's assessment of current market conditions on such dates. Estimates have been made for the re-pricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or re-pricing periods, reactions will vary as to timing and degree of interest rate change.

                                                      Analysis of Interest Sensitivity at December 31, 2000

                                                           After Three
                                          Within             Through            One           After Five
                                          Three               Twelve          Through          Years and
                                          Months              Months         Five Years       Insentitive          Total
                                   --------------------  ---------------- ----------------  ---------------  -----------------
                                                               (amounts in thousands)

Net loans                             $      573,007      $     322,47      $    707,316       $    97,04      $   1,699,841
Securities and time deposits                  52,444           147,578           513,454          280,619            994,095
Federal funds                                 59,000                 -                 -                -             59,000
Interest-bearing time deposits                 3,877                 -                 -                -              3,877

                                   --------------------  ---------------- ----------------  ---------------  -----------------
Total earning assets                  $      688,328      $    470,049      $  1,220,770       $  377,666      $   2,756,813
                                   ====================  ================ ================  ===============  =================

                                               24.97%           17.05%            44.28%           13.70%            100.00%

Interest bearing deposits, excluding
  time deposits $100,000 and greater  $      557,199      $    366,939      $    547,008       $  191,856          1,663,002
Time deposits $100,000 and greater            69,245           142,648           100,139                -            312,032
Short-term borrowings                        144,561                 -                 -                -            144,561
Other borrowings                                 138               432             1,607                -              2,177
                                   --------------------  ---------------- ----------------  ---------------  -----------------
Total interest-bearing funds                 771,143           510,019           648,754          191,856          2,121,772
Net non-interest bearing funds                     -                 -                 -          635,041            635,041
                                   --------------------  ---------------- ----------------  ---------------  -----------------
Funds supporting earning assets       $      771,143      $    510,019      $    648,754       $  826,897      $   2,756,813
                                   ====================  ================ ================  ===============  =================

                                              27.97%            18.50%            23.53%           29.99%            100.00%

Interest sensitivity gap              $     (82,815)      $   (39,970)      $    572,016       $ (449,231)
Cumulative gap                        $     (82,815)      $  (122,785)      $    449,231       $        -
Percent of total earning assets              (3.00)%           (4.45)%            16.30%            0.00%

                                                         Analysis of Interest Sensitivity at December 31, 1999

                                                           After Three
                                          Within             Through                   One       After Five
                                          Three               Twelve               Through        Years and
                                          Months              Months            Five Years      Insentitive              Total
                                   --------------------  ---------------- ----------------  ---------------  -----------------
                                                                 (amounts in thousands)

Net loans                              $      440,736     $    310,691      $   741,659        $    48,435     $    1,541,521
Securities and time deposits                  105,977          129,407          535,547            377,791          1,148,722
Federal funds                                   3,000                -                -                  -              3,000
                                   --------------------  ---------------- ----------------  ---------------  -----------------
Total earning assets                   $      549,713     $    440,098      $ 1,277,206        $   426,226     $    2,693,243
                                   ====================  ================ ================  ===============  =================

                                               20.41%           16.34%           47.42%             15.83%            100.00%

Interest bearing deposits, excluding
  time deposits $100,000 and greater   $     491,941      $   682,530       $  441,839         $      178      $    1,616,488
Time deposits $100,000 and greater            87,681           94,700           71,566                  -             253,947
Short-term borrowings                        213,773                -                -                  -             213,773
Other borrowings                              50,130              404            2,180                  -              52,714
                                   --------------------  ---------------- ----------------  ---------------  -----------------
Total interest-bearing funds                 843,525          777,634          515,585                178           2,136,922
Net non-interest bearing funds                     -                -                -            556,321             556,321
                                   --------------------  ---------------- ----------------  ---------------  -----------------
Funds supporting earning assets         $    843,525      $   777,634       $  515,585         $  556,499      $    2,693,243
                                   ====================  ================ ================  ===============  =================

                                               31.32%           28.87%           19.14%             20.66%            100.00%

Interest sensitivity gap                $   (293,812)     $  (337,536)      $   761,621        $ (130,273)
Cumulative gap                          $   (293,812)     $  (631,348)      $   130,273        $        -
Percent of total earning assets              (10.91)%         (23.44)%            4.84%             0.00%

Income Taxes:

         The Company had income tax expense of $16.9 million and $14.6 million for the years ended December 31, 2000 and 1999, respectively. This represents an effective income tax rate of 31.5% for the each of those years.

Performance and Equity Ratios:

         Information regarding performance and equity ratios is contained in the "Financial Highlights" on pages 5 through 6 of the Company's 2000 Annual Report to Stockholders incorporated herein by reference.

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

The December 31, 2000 amortized cost of the held-to-maturity portfolio was $417.8 million and the fair value was $418.6 million. The available-for-sale portfolio balance was $576.3 million at December 31, 2000.

         The amortized cost of securities classified as available-for-sale at December 31, 1999, 1998 and 1997, were as follows (in thousands):

                                                                 December 31,
                                      ------------------------------------------------------------------
                                              2000                     1999                 1998
                                      ---------------------    -------------------- --------------------
U.S. Treasury                           $         77,054        $        84,341       $      101,493
U.S. government agencies                         265,029                302,450              272,564
Municipal obligations                             36,400                 33,382                5,851
Mortgage-backed securities                        48,841                 70,465               31,652
CMOs                                             137,170                151,693               45,347
Other debt securities                              6,140                 10,601                    -
Equity securities                                  7,932                  7,659                5,969
                                      ---------------------    -------------------- --------------------
                                        $        578,566        $       660,591       $      462,876
                                      =====================    ==================== ====================

   The amortized cost, yield and fair value of debt securities classified as available-for-sale at
   December 31, 2000, by contractual maturity, were as follows (amounts in thousands):

                                              Over One        Over Five
                             One Year           Year            Years            Over                                      Weighted
                                or            Through          Through           Ten                           Fair         Average
                               Less          Five Years       Ten Years         Years           Total          Value         Yield
                         ----------------  --------------  ---------------  --------------  -------------  -------------   --------
U.S. Treasury              $     77,054      $        -        $       -     $         -     $   77,054  $      77,173       5.78%
U.S. government                  55,256         172,386           31,828           5,559        265,029        263,866        5.88
agencies
Municipal obligations             1,044           9,050           13,418          12,888         36,400         36,396       4.84%
Mortgage-backed                      12               1           12,420          36,408         48,841         48,707       6.47%
securities
CMOs                                  -                           23,670                                                     6.19%
                                                      -                          113,500        137,170        136,288
Other debt securities                 -                              182           5,958                                     7.01%
                                                      -                                           6,140          5,956
                         --------------  --------------    ---------------  --------------  -------------  -------------  ---------
                            $   133,366       $ 181,437        $  81,518     $   174,313     $  570,634   $    568,386       5.94%
                         ================  ==============  ===============  ==============  =============  =============  =========

Fair Value                  $   133,276       $ 180,718        $  81,181     $   173,211     $  568,386

Weighted Average Yield            5.80%           5.78%            5.99%           6.19%          5.94%

         The amortized cost of securities classified as held-to-maturity at December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                               December 31,
                                  ------------------------------------------ ----------------------
                                         2000                 1999                    1998
                                  ------------------- ---------------------  ----------------------
U.S. Treasury                      $        8,292      $        24,277$         $       114,506
U.S. government agencies                   71,286               95,409                  200,149
Municipal obligations                     159,977              165,891                  167,997
Mortgage-backed securities                 69,896               81,340                  114,747
CMOs                                      102,167              136,286                  177,796
Other debt securities                       6,159                6,103                    6,054
                                  ------------------  ------------------  ------------------------
                                   $      417,777      $       509,306          $       781,249
                                  ==================  ==================  ========================

        The amortized cost, yield and fair value of securities classified as held-to-maturity at December 31, 2000, by contractual maturity, were as follows (amounts in thousands):

                                             Over One       Over Five
                             One Year          Year           Years           Over                                       Weighted
                                or            Through        Through           Ten                          Fair         Average
                               Less         Five Years      Ten Years         Years          Total          Value         Yield
                          ---------------  -------------  --------------  -------------  --------------  ------------ ------------
U.S. Treasury                 $   8,001      $       -       $     291     $       -      $   8,292       $     8,348       6.75%
U.S. government agencies         21,563         43,944           5,779             -         71,286            71,224       6.44%
Municipal obligations             9,685         37,024          63,070        50,198        159,977           160,813       4.84%
Mortgage-backed securities          437          3,996          31,324        34,139         69,896            70,151       6.58%
CMOs                                  -          5,281          29,884        67,002        102,167           101,918       6.50%
Other debt securities                 -          6,055               -           104          6,159             6,159       5.54%
                           ---------------  -------------  --------------  -------------  --------------  ------------ -----------
                               $ 39,686      $  96,300       $ 130,348      $151,443      $ 417,777       $   418,613       5.85%
                           ===============  =============  ==============  =============  ==============  ============ ===========

Fair Value                     $ 39,810      $  96,606       $ 131,061      $151,136      $ 418,613

Weighted Average Yield            6.23%          5.71%           5.75%         5.94%          5.85%

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

         The following table sets forth, for the periods indicated, the composition of the loan portfolio of the Company:

                                                                                 Loan Portfolio
                                                                                 --------------

                                                                                 December 31,
                                      ------------------ ----------------- -------------------- ---------------- ------------------
                                                    2000        1999              1998                1997                1996
                                      ------------------  ----------------  -----------------   ----------------   ----------------
                                                                               (in thousands)

Real estate:
  Residential mortgages 1-4 family     $       410,716   $       342,443      $      244,150     $      260,132     $      260,945
  Residential mortgages multifamily             20,510            18,939              12,220             10,881              7,642
  Home equity lines/loans                       42,644            29,549               8,815             10,814             10,169
  Construction and development                 171,009           136,179              73,789             55,454             55,585
Nonresidential                                 328,005           309,488             143,445            139,332            131,578
Commercial, industrial and other               281,701           214,041             224,686            177,379            169,061
Consumer                                       396,112           417,594             544,137            513,362            494,456
Lease financing and depository
  Institutions                                  27,394            24,727              17,324             16,327             15,881
Political subdivisions                          21,755            24,687              21,069             16,889             12,142
Credit cards and other revolving                11,393            40,789              40,649             44,785                  -
credit
                                      ------------------  ----------------  -----------------   ----------------   ----------------
                                             1,711,239         1,558,436           1,330,284          1,245,355          1,157,459
  Less, unearned income                         11,398            16,915              24,729             24,726             24,803
                                      ------------------  ----------------  -----------------   ----------------   ----------------
  Net loans                            $     1,699,841    $    1,541,521      $    1,305,555      $   1,220,629      $   1,132,656
                                      ==================  ================  =================   ================   ================

         The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio of the Company:

                                                                            Loan Maturity Schedule

                                               December 31, 2000                                 December 31, 1999
                             --------------------------------------------------  --------------------------------------------------
                                                 Maturity Range                                   Maturity Range
                             --------------------------------------------------  --------------------------------------------------
                                            After One                                          After One
                              Within        Through     After Five                 Within       Through      After Five
                             One Year      Five Years     Years        Total      One Year     Five Years      Years       Total
                            -----------   ------------ -----------  -----------  -----------  ------------  -----------  ----------
                                                                           (in thousands)
                                                                            -----------

Commercial, industrial and
  other                       $ 127,56    $  117,959   $   36,182   $   281,701  $   93,968    $   92,985   $   27,088   $  214,041
Real estate - construction     133,923        29,262        7,824       171,009      96,918        30,979        8,282      136,179
All other loans                449,766        88,779      219,984     1,258,529     366,084       619,369      222,763    1,208,216
                             -----------   ----------- -----------   ------------ -----------  ------------  ----------- ----------

Total loans                   $711,249     $ 736,000   $  263,990   $ 1,711,239   $ 556,970    $  743,333    $ 258,133   $1,558,436
                             ===========   =========== ===========   ============ ===========  ============  =========== ==========

         The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is shown below:

                                                                  Loan Sensitivity to Changes in Interest Rates
                                                                  ---------------------------------------------

                                                                              December 31,
                                                         ------------------------------------------------------
                                                                   2000                        1999
                                                         ------------------------   ---------------------------
                                                                             (in thousands)

Commercial, industrial, and real estate construction
  maturing after one year:
    Fixed rate                                            $       170,631                   $    146,724
    Floating rate                                                  20,596                         12,610
Other loans maturing after one year:
    Fixed rate                                                    754,859                        795,859
    Floating rate                                                  53,904                         46,273
                                                         ------------------------   ---------------------------

Total                                                     $       999,990                   $  1,001,466
                                                         ========================   ===========================

Nonperforming Assets:

         The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans and real estate owned. Loans past due 90 days or more and still accruing are also disclosed.

                                                                            December 31,
                                              --------------------------------------------------------------------------------
                                                       2000       1999             1998             1997             1996
                                              ------------- ---------------- ---------------- ----------------  --------------
                                                                              (Amounts in thousands)

Nonaccrual loans:
  Real estate                                   $    7,856   $      5,129     $       2,459    $      2,869      $        753
  Commercial, industrial and other                   2,296          1,236             1,023             650               169
  Consumer, credit card and other
     revolving credit                                   30            536             1,120             378             1,298
  Lease financing                                        -              -                 -               1                 -
  Depository institutions                                -              -                 -               -                 -
  Political subdivisions                                 -              -                 -               -                 -
Restructured loans                                       -            152             1,380           1,134               685
                                              ------------- ---------------- ---------------- ----------------  --------------
Total nonperforming loans                           10,182          7,053             5,982           5,032             2,905
Acquired real estate owned                               -              -                 -             435               147
Real estate owned and repossessions                  1,492          1,616             2,246           1,923             1,728
                                              ------------- ---------------- ---------------- ----------------  --------------
Total nonperforming assets                      $   11,674   $      8,669     $       8,228    $      7,390      $      4,780
                                              ============= ================ ================ ================  ==============

Loans 90+ days past due and still accruing      $    9,277   $      4,442     $       2,907    $      5,423      $      8,361
                                              ============= ================ ================ ================  ==============
Ratios (%):
  Nonperforming loans to net loans                    0.60           0.46              0.46            0.41              0.25
  Nonperforming assets to net loans and
    real estate owned                                 0.69           0.56              0.63            0.61              0.41
  Nonperforming loans to average net loans            0.63           0.49              0.48            0.42              0.27
  Allowance for loan losses to nonperforming
   Loans                                               281            365               367             313               435

         The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as "nonaccrual" was $686,000, $462,000, $424,000, $220,000 and $463,000 for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

         Interest actually received on nonaccrual loans was not material. The amount of interest recorded on restructured loans did not differ significantly from the interest that would have been recorded under the original terms of those loans.

Analysis of Allowance for Loan Losses:

         The allowance for loan losses is a valuation account available to absorb losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt. Periodically during the year management estimates the probable level of future losses to determine whether the allowance is adequate to absorb reasonably foreseeable anticipated losses in the existing portfolio based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay and the estimated value of any underlying collateral and current economic conditions. All commercial loans in lending relationships with an aggregate balance of $250,000 or more are risk rated and evaluated on an individual basis, as well as, all consumer and mortgage real estate loans with a balance of $100,000 or more. All consumer and mortgage real estate loans under $100,000 are risk rated as pools of homogeneous loans and classified according to past due status. Commercial loans are reviewed for impairment at the time a loans is no longer current or at the time management is made aware of a degradation in a borrower’s financial status or a deficiency in collateral. Loss factors recommended by the Banks’ regulators are applied to loans graded by standard loan classifications in determining a general allowance. Unclassified loans are categorized and reserved for at the greater of a five-year average net charge-off ratio or a minimum threshold stated as a percentage of loans outstanding. The allowance for loan loss stated as a percentage of period end loans, used in conjunction with the evaluation of current and anticipated economic conditions, composition of the Company’s present loans portfolio, and trends in both delinquencies and nonaccruals, is a measurement standard utilized by management in determining the adequacy of the allowance. The unallocated portion of the allowance for loan losses is available to compensate for the uncertainties in estimating the potential losses.

         The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                                      At and For The Years Ended December 31,
                                          -----------------------------------------------------------------------------------------
                                                  2000                 1999             1998             1997             1996
                                          ---------------------   --------------   --------------   --------------   --------------
                                                                          (in thousands)

Net loans outstanding at end of period               $1,699,841       $1,541,521       $1,305,555       $1,220,629       $1,173,967
                                          =====================   ==============   ==============   ==============   ==============

Average net loans outstanding                        $1,611,046       $1,452,305       $1,243,617       $1,201,381       $1,083,165
                                          =====================   ==============   ==============   ==============   ==============

Balance of allowance for loan losses
  at beginning of period                                $25,713          $21,800          $21,000          $19,800          $17,391
Loans charged-off:
  Real estate                                                80               85               26               22               73
  Commercial                                              2,380            3,112            1,076              997              975
  Consumer, credit cards and other
    revolving credit                                      8,508            6,769            6,008            7,145            5,417
  Lease financing                                            34                5               20               49                1
  Depository institutions                                     0                0                0                0                0
  Political subdivisions                                      0                0                0                0                0
                                          ---------------------   --------------   --------------   --------------   --------------
  Total charge-offs                                      11,002            9,971            7,130            8,213            6,466
                                          ---------------------   --------------   --------------   --------------   --------------
Recoveries of loans previously
  charged-off:
  Real estate                                                 1                5                5                5              186
  Commercial                                                462              809              540              646              937
  Consumer, credit cards and other
    revolving credit                                      2,046            1,669            1,156            1,529              945
  Lease financing                                             0                1                0                1                0
  Depository institutions                                     0                0                0                0                0
  Political subdivisions                                      0                0                0                0                0
                                          ---------------------   --------------   --------------   --------------   --------------
  Total recoveries                                        2,509            2,484            1,701            2,181            2,068
                                          ---------------------   --------------   --------------   ---------------- --------------
  Net charge-offs                                         8,493            7,487            5,429            6,032            4,398
  Provision for loan losses                              11,531            7,585            6,229            6,399            6,153
  Balance acquired through acquisition
    & other                                            (147)           3,815                0              833              654
                                          ---------------------   --------------   --------------   --------------   --------------
  Balance of allowance for loan losses
    at end of period                                    $28,604          $25,713          $21,800          $21,000          $19,800
                                          =====================   ==============   ==============   ==============   ==============

         The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:

                                                                       At and For The Years Ended December 31,
                                                       ------------------------------------------------------------------------
                                                               2000       1999           1998           1997           1996
                                                       ------------   ------------   ------------   ------------   ------------
Ratios (%):
  Net charge-offs to average net loans                         0.53           0.52           0.44           0.50           0.41
  Net charge-offs to period-end net loans                      0.50           0.49           0.42           0.49           0.37
  Allowance for loan losses to average net loans               1.78           1.77           1.75           1.75           1.83
  Allowance for loan losses to period-end net loans            1.68           1.67           1.67           1.72           1.69
  Net charge-offs to loan loss allowance                      29.69          29.12          24.90          28.72          22.21
  Net charge-offs to loan loss provision                      73.65          98.71          87.16          94.26          71.47

         An allocation of the loan loss allowance by major loan category is set forth in the following table. Except for an increase in the outstanding loan portfolio balance, there were no relevant variations in loan concentrations, quality or terms. The allocation is not necessarily indicative of the category of future losses, and the full allowance at December 31, 2000 is available to absorb losses occurring in any category of loans.

                                                                      December 31,
                  -----------------------------------------------------------------------------------------------------------------
                             2000                   1999                   1998                   1997                    1996
                  --------------------   --------------------   --------------------   --------------------   ---------------------
                  Allowance    % of      Allowance    % of      Allowance    % of      Allowance     % of     Allowance     % of
                        for    Loans           for    Loans           for    Loans        for       Loans        for        Loans
                       Loan  to Total         Loan  to Total         Loan  to Total      Loan      to Total     Loan      to Total
                     Losses    Loans        Losses    Loans        Losses    Loans      Losses      Loans      Losses       Loans
                  ---------  ---------   ---------  ---------   ---------  ---------   ---------   --------   ---------   ---------
                                                                   (amounts in thousands)

Real estate          $5,700     57.26     $4,300       53.68     $2,500      36.26      $2,500       38.30     $3,000        38.87
Commercial, industrial
  and other           8,200     19.39      7,900       16.71      7,000      19.78       5,900       16.91      5,750        16.44
Consumer             10,744     22.64     10,200       26.99      9,200      40.90       9,300       41.22      8,250        41.25
Credit card             700      0.71      1,000        2.62      1,000       3.06       1,200        3.57        800         3.44
Unallocated           3,260         -      2,313           -      2,100          -       2,100           -      2,000            -
                  ---------  ---------   ---------  ---------   ---------  ---------   ---------   --------   ---------   ---------

                    $28,604    100.00    $25,713      100.00    $21,800     100.00     $21,000      100.00    $19,800       100.00
                  =========  =========   =========  =========   =========  =========   =========   ========   =========   =========

Deposits and Other Debt Instruments:

         The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rate paid on each category of deposits:

                                              2000                                1999                              1998
                              ---------------------------------   ---------------------------------   -----------------------------
                                           Percent                              Percent                          Percent
                                Average       of                    Average       of                   Average      of
                                Balance    Deposits     Rate        Balance    Deposits     Rate       Balance    Deposits   Rate
                                                         (%)                                 (%)                             (%)
                              ------------ ----------  --------   -----------  ----------  --------   ---------- --------- --------
                                                                   (amounts in thousands)

Non-interest bearing accounts $  537,057      21.67         -      $ 562,552      22.45        -       $ 493,218    22.08         -
NOW accounts                     219,511       8.86      2.30        234,231       9.35     2.91         432,093    19.34      3.09
Money market and other                                      -                         -                                 -
savings accounts                 761,855      30.75      3.62        788,030      31.45     3.04         417,204    18.68      3.16
Time deposits                    959,493      38.72      5.62        920,718      36.75     5.02         891,322    39.90      5.37
                              ------------   ----------           ------------  ----------            -----------  ----------

                              $2,477,916     100.00               $2,505,531     100.00               $2,233,837   100.00
                              ============   ==========           ============= ==========            ===========  ==========

         The Banks traditionally price their deposits to position themselves competitively with the local market.  The
Banks' policy is not to accept brokered deposits.
Time certificates of deposit of $100,000 and greater at December 31, 2000 had maturities as follows:

                                                        December 31, 2000
                                                        -----------------
                                                          (in thousands)

Three months or less                                      $      69,245
Over three through six months                                    69,650
Over six months through one year                                 72,998
Over one year                                                   100,139
                                                   ----------------------------
Total                                                     $     312,032
                                                   ============================

Short-Term Borrowings:

         The following table sets forth certain information concerning the Company's short-term borrowings, which consist of federal funds purchased and Federal Home Loan Bank ("FHLB") advances as well as securities sold under agreements to repurchase.

                                                                                   Years Ended December 31,
                                                                 -----------------------------------------------------
                                                                            2000         1999               1998
                                                                 ---------------   -----------------   ---------------
                                                                                     (amounts in thousands)

Federal funds purchased and FHLB advances:
  Amount outstanding at period-end                                            $0             $50,000                $0
  Weighted average interest at period-end                                  0.00%               5.85%             0.00%
  Maximum amount at any month-end during period                           17,700              98,000           $53,850
  Average amount outstanding during period                                41,282              28,275            $3,773
  Weighted average interest rate during period                             5.89%               5.07%             4.74%

Securities sold under agreements to repurchase:
  Amount outstanding at period-end                                      $144,561            $213,773          $140,207
  Weighted average interest at period-end                                  5.42%               5.89%             3.80%
  Maximum amount at any month end during-period                          180,767             213,773          $182,062
  Average amount outstanding during period                               157,633             136,255          $152,426
  Weighted average interest rate during period                             4.46%               4.02%             4.62%

Liquidity:

         Liquidity represents an institution's ability to provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets into cash or accessing new or existing sources of incremental funds. The principal sources of funds that provide liquidity are customer deposits, payments of interest and principal on loans, maturities in and sales of investment securities, earnings and borrowings. At December 31, 2000, cash and due from banks and securities available-for-sale were in excess of 28.2% of total deposits.

         The Company depends upon the dividends paid to it from the Banks as a principal source of funds for its debt service and dividend requirements. At December 31, 2000, the Banks had approximately $130 million available for dividends to the Company.

Capital Resources:

         The information under the caption "Notes to Consolidated Financial Statements" on page 25, Note 7 - Stockholders' Equity is incorporated herein by reference.

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

        Albany, LA                     (1)          Independence, LA                    (1)
        Alexandria, LA                 (2)          Long Beach, MS                      (2)
        Baker, LA                      (1)          Loranger, LA                        (1)
        Baton Rouge, LA               (13)          Lyman, MS                           (1)
        Bay St. Louis, MS              (2)          Mamou, LA                           (1)
        Biloxi, MS                     (3)          Mandeville, LA                      (1)
        Bogolusa, LA                   (1)          Moss Point, MS                      (1)
        Boyce, LA                      (1)          Oakdale, LA                         (1)
        Bunkie, LA                     (1)          Ocean Springs, MS                   (2)
        Denham Springs, LA             (3)          Pascagoula, MS                      (4)
        D'Iberville, MS                (1)          Pass Christian, MS                  (1)
        Escatawpa, MS                  (1)          Picayune, MS                        (2)
        Eunice, LA                     (2)          Pineville, LA                       (1)
        Franklinton, LA                (1)          Poplarville, MS                     (1)
        Gautier, MS                    (1)          St. Francisville, LA                (1)
        Glenmora, LA                   (1)          Ville Platte, LA                    (1)
        Gulfport, MS                   (5)          Vancleave, MS                       (1)
        Hineston, LA                   (1)          Walker, LA                          (1)
        Hammond, LA                    (2)          Waveland, MS                        (1)

        The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms of from four to forty-nine years including renewal options (number of locations shown in parenthesis):

        Baton Rouge, LA                (4)          Opelousas, LA                       (1)
        Bay St. Louis, MS              (3)          Pascagoula, MS                      (1)
        Biloxi, MS                     (1)          Picayune, MS                        (2)
        Diamondhead, MS                (1)          Ponchatoula, LA                     (1)
        Gulfport, MS                   (4)          Saucier, MS                         (1)
        Hammond, LA                    (1)          Slidell, LA                         (1)
        Mandeville, LA                 (1)          Springfield, LA                     (1)
                                                    Ville Platte, LA                    (1)

        In addition to the above, Hancock Bank MS owns land and other properties acquired through foreclosures of loan collateral.  The major item is approximately 3,700 acres of timber land in Hancock County, Mississippi, which
Hancock Bank MS acquired by foreclosure in the 1930's

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
- --------------------------------------------------
AND RELATED STOCKHOLDER MATTERS
- -------------------------------

         The information under the caption "Market Information" on page 7 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         The information under the caption "Financial Highlights" on pages 5 and 6 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 35 through 43 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the caption "Asset/Liability Management" on pages 38 and 39 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and subsidiaries, and the independent auditors' report, appearing on Pages 5 through 43 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference:

        Financial Highlights on Pages 5 and 6
        Consolidated Balance Sheets on Page 16
        Consolidated Statements of Earnings on Page 17
        Consolidated Statements of Stockholders' Equity on Page 18
        Consolidated Statements of Comprehensive Earnings on Page 18
        Consolidated Statements of Cash Flows on Page 19
        Notes to Consolidated Financial Statements on Pages 20 through 33
        Independent Auditors' Report on Page 34
        Management's Discussion and Analysis of Financial Condition
               And Results of Operations on Pages 35 through 43

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTSON
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

PART III
--------
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         For information concerning directors who are not also executive officers of the registrant, see "Election of Directors" (Pages 3-7) in the Proxy Statement for the Annual Meeting of Shareholders held February 22, 2001, which was filed by the Registrant in definitive form with the Commission on January 22, 2001 and is incorporated herein by reference.

         Information concerning executive officers of the registrant is listed below.

Leo W. Seal, Jr.
- ----------------

         Director of the Company since 1984. President, Hancock Bank, Gulfport, Mississippi since 1963; President and Chief Executive Officer, Hancock Holding Company, 1984; through 2000, Advisory Director, Hancock Bank of Louisiana since 1993. Mr. Seal was employed by Hancock Bank in 1947. He was elected to the Board of Directors of Hancock Bank in 1961 and named President in 1963. In 1977, he was named President and Chief Executive Officer of Hancock Bank.

George A. Schloegel
- -------------------

         Director of Company since 1984. President and Chief Executive Officer, Hancock Holding Company since 2000. President, Hancock Bank, Gulfport, Mississipi, 1990, Vice Chairman of the Board of Hancock Holding Company since 1984. Director of Hancock Bank of Louisiana, since 1990. Director of Mississippi Power Company, Gulfport, Mississippi. Mr. Schloegel was employed part-time with Hancock Bank from 1956-1959 and began full-time employment in 1962. He served in various capacities until being named President in 1990.

A. Hartie Spence
- ----------------

         President, Hancock Bank of Louisiana since 1997, Chairman of the Board, Hancock Bank of Louisiana 1996. Prior to that Mr. Spence served as President, Calcasieu Marine National Bank, Calcasieu, Louisiana from 1987 to 1996.

Charles A. Webb, Jr.
- --------------------

         Executive Vice President and Secretary, Hancock Holding Company since 1992; Director Hancock Bank since 1995; Executive Vice President, Hancock Bank since 1977; Director, Hancock Bank of Louisiana since 1990. Mr. Webb was employed by Hancock Bank in 1948. He served as Vice President and Secretary of the Company from 1984 until 1992.

James R. Ginn
- -------------

         Executive Vice President and Mississippi Region Head, Hancock Bank since 1996. Mr. Ginn joined Hancock Bank in 1962, and has served in the capacities of Assistant Cashier, Branch Officer and Division Coordinator.

Robert E. Easterly
- ------------------

         Executive Vice President and Chief Operating Officer, Hancock Bank of Louisiana since 1995; President and Chief Executive Officer, First National Bank of Denham Springs from 1981-1996; Chairman of the Board, First National Bank of Denham Springs from 1993-1996; Director, Hancock Bank since 1995.

Carl J. Chaney
- --------------

         Senior Vice President and Chief Financial Officer, Hancock Holding Company since 1998. Prior to Mr. Chaney joining Hancock, he was Director and Shareholder of the Law Firm, Watkins Ludlam Winter & Stennis, P.A., Jackson Mississippi from 1995 to 1998, where he specialized in Investment Banking and Merger and Acquisitions in the Banking Industry.

John M. Hairston
- ----------------

         Senior Vice President and Chief Operating Officer, since 1997; Senior Operations Officer, 1994-1996, Hancock Holding Company; Manager, Financial Services Consulting, a Division of Anderson Consulting, headquartered in Chicago, Illinois.

Richard T. Hill
- ---------------

         Senior Vice President and Louisiana Retail Banking Executive, Hancock Bank of Louisiana, since June 1998; Executive Vice President and Retail Banking Executive, City National Bank (a subsidiary of First Commerce Corporation), November 1993 -June 1998.

Clifton J. Saik
- ---------------

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
- ------------------

         Vice President and Corporate Director Human Resources, since June 1997. Prior to Mrs. Atchley's employment with Hancock, she served as Director of Human Resources for Provident Life and Accident, Chattanooga, Tenneessee, 1994 - 1997.

Robert G. Chatham
- -----------------

         Vice President and Auditor, Hancock Holding Company since 1995. Mr. Chatham was employed by Hancock Bank in 1979 as staff auditor, and served in various auditing capacities for the Company before being named as Bank Auditor in 1988.

ITEM 11 - EXECUTIVE COMPENSATION

         For information concerning this item see "Executive Compensation" (pges 11-18) in the Proxy Statement for the Annual Meeting of Shareholders held February 22, 2001, which was filed by the Registrant in definitive form with the Commission on January 22, 2001 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         For information concerning this item see "Security Ownership of Certain Beneficial Owners" (pge 9) and "Security Ownership of Management" (page 10) in the Proxy Statement for the Annual Meeting of Shareholders held February 22, 2001, which was filed by the Registrant in definitive form with the Commission on January 22, 2001 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information concerning this item see "Certain Transactions and Relationships" (Page-18) in the Proxy Statement for the Annual Meeting of Shareholders held February 22, 2001, which was filed by the Registrant in definitive form with the Commission on January 22, 2001 and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Hancock Holding Company and Consolidated Subsidiaries
- -----------------------------------------------------
(a) 1. and 2. Consolidated Financial Statements:
- -----------------------------------------------

         The following have been incorporated herein from the Company's 1999 Annual Report to Stockholders and are incorporated herein by reference:

    Independent Auditors' Report
    Consolidated Balance Sheets as of December 31, 2000 and 1999 and
    Consolidated Statements of Earnings for the three years ended December 31, 2000
    Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2000
    Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2000
    Consolidated Statements of Cash Flows for the three years ended December 31, 2000
    Notes to Consolidated Financial Statements for the three years ended December 31, 2000
    Financial Highlights at and as of each of the five years ended December 31, 2000

         All other financial statements and schedules are omitted as the required information is inapplicable or the required information is presented in the consolidated financial statements or related notes.

(a) 3. Exhibits:
- ---------------

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

   (2.7)       Agreement and Plan of Reorganization dated August 20, 1994 among Hancock Holding Company and
               First Denham Bancshares, Inc., Denham Springs, Louisiana (filed as Exhibit 2 to the Registrant's Form S-
               4, Registration Number 33-56285, dated November 2, 1994).

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

   (3.2)       Amended and Restated Bylaws dated November 8, 1990 (filed as Exhibit 3.2 to the Registrant's Form 10-
               K for the year ended December 31, 1990 and incorporated herein by reference).

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

   (13)        Annual Report to Stockholders for year ending December 31, 2000 furnished for the information of the
               Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

   (21)        Proxy Statement for the Registrant's Annual Meeting of Shareholders on February 22, 2001 (deemed "filed" for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

   (22)        Subsidiaries of the Registrant.  (Filed as Exhibit 22 to the Registrant's Form 10-K for the year ended
               December 31, 2000 and incorporated herein by reference.)

   (23)        Independent Auditors' Consent

 (b) Reports on Form 8-K:
- ------------------------
               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c):
- ---
               Not applicable.

(d):
- ---
               Not applicable.

                                                           SIGNATURES
                                                           ----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANCOCK HOLDING COMPANY

DATE   March 27, 2001                                                 /s/ George A. Schloegel
     ----------------------                                           --------------------------------------
                                                                       by George A. Schloegel, President and
                                                                       Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leo W. Seal, Jr.                      Director                                    March 27, 2001
- ----------------------------------
 Leo W. Seal, Jr.

                                          Director,                                   March 27, 2001
- ----------------------------
 Joseph F. Boardman, Jr.                    Chairman of the Board

/s/ George A. Schloegel                   President, Chief Executive                  March 27, 2001
- ------------------------------
 George A. Schloegel                        Officer, Director,
                                            Vice Chairman of the Board

                                          Director                                     March 27, 2001
- ------------------------------
 Thomas W. Milner, Jr.

                                          Director                                     March 27, 2001
- ----------------------------
 Dr. Homer C. Moody, Jr.

                                          Director                                     March 27, 2001
- ----------------------------
 James B. Estabrook, Jr.

                                          Director                                     March 27, 2001
- ------------------------------
 Charles H. Johnson

/s/ L. A. Koenenn, Jr.                    Director                                     March 27, 2001
- -------------------------------
 L. A. Koenenn, Jr.

                                          Director                                     March 27, 2001
- -----------------------------------
 Victor Mavar

/s/ Christine L. Smilek                   Director                                      March 27, 2001
- --------------------------------
 Christine L. Smilek

/s/ Frank E. Bertucci                     Director                                       March 27, 2001
- ---------------------------------
 Frank E. Bertucci

(signatures continued)

/s/ James H. Horne                        Director                                      March 27, 2001
- ---------------------------------
 James H. Horne

/s/ Carl J. Chaney                        Sr. Vice President and                        March 27, 2001
- -----------------------------------
 Carl J. Chaney                                      Chief Financial Officer