Form 10-Q
period 2001-03-31
HANCOCK HOLDING CO
filed 2001-05-15
CIK 750577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      X      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
    -----
             Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
    -----

For Quarter Ending        March 31, 2001
                   ----------------------------------------

Commission File Number     0-13089
                       ------------------------------------

                                        HANCOCK HOLDING COMPANY
------------------------------------------------------------------------------------------------------
                             (Exact name of registrant as specified in its charter)

       MISSISSIPPI                                 64-0693170
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                Number)

ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI                         39502
------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                       (Zip Code)

                                             (228) 868-4872
------------------------------------------------------------------------------------------------------
                            (Registrant's telephone number, including area code)

                                             NOT APPLICABLE
------------------------------------------------------------------------------------------------------
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

10,713,108 Common Shares were outstanding as of April 30, 2001 for financial statement purposes.

HANCOCK HOLDING COMPANY
INDEX

PART I.  FINANCIAL INFORMATION                                                           PAGE NUMBER
------------------------------                                                           -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  March 31, 2001 and December 31, 2000                                                             3

  Condensed Consolidated Statements of Earnings --
  Three Months Ended March 31, 2001 and 2000                                                       4

  Condensed Consolidated Statements of Cash Flows --
  Three Months Ended March 31, 2001 and 2000                                                       5

  Notes to Condensed Consolidated Financial  Statements                                            6

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                                    7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                               10

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders                                      11

ITEM 6.  Exhibits and Reports on Form 8-K                                                         12

SIGNATURES                                                                                        13
----------

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

                                                                                       (Unaudited)
                                                                                        March 31,             December 31,
                                                                                          2001                   2000 *
                                                                                 --------------------    -------------------
ASSETS:
    Cash and due from banks (non-interest bearing)                                         $ 134,138              $ 130,380
    Interest-bearing time deposits with other banks                                            5,656                  3,877
    Securities available for sale (amortized cost of
       $681,439 and $578,566)                                                                685,668                576,318
    Securities held to maturity (fair value of $393,400
       and $418,612)                                                                         387,723                417,777
    Federal funds sold                                                                       229,000                 59,000
    Loans, net of unearned income                                                          1,671,598              1,699,841
       Less: Allowance for loan losses                                                       (28,604)               (28,604)
                                                                                 --------------------    -------------------
          Loans, net                                                                       1,642,994              1,671,237
    Property and equipment, net of accumulated
       depreciation of $59,591 and $58,406                                                    51,552                 51,636
    Other real estate, net                                                                     1,635                  1,492
    Accrued interest receivable                                                               24,288                 25,585
    Goodwill and other intangibles                                                            39,848                 40,757
    Other assets                                                                              35,897                 35,371
                                                                                 --------------------    -------------------
          TOTAL ASSETS                                                                   $ 3,238,399            $ 3,013,430
                                                                                 ====================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing demand                                                         $ 551,411              $ 528,754
       Interest-bearing savings, NOW, money market
          and time                                                                         2,133,748              1,975,034
                                                                                 --------------------    -------------------
             Total deposits                                                                2,685,159              2,503,788
    Federal funds purchased                                                                      250                      -
    Securities sold under agreements to repurchase                                           171,348                144,560
    Other liabilities                                                                         28,450                 21,515
    Long-term notes                                                                            2,038                  2,177
                                                                                 --------------------    -------------------
          TOTAL LIABILITIES                                                                2,887,245              2,672,040

STOCKHOLDERS' EQUITY:
    Common Stock-$3.33 par value per share; 75,000,000
       shares authorized and 11,072,770 issued                                                36,872                 36,872
    Capital surplus                                                                          196,038                196,024
    Retained earnings                                                                        120,909                115,366
    Unrealized gain (loss) on securities available for
       sale, net                                                                               2,749                 (1,461)
    Unearned compensation                                                                       (722)                  (844)
    Treasury stock                                                                            (4,692)                (4,567)
                                                                                 --------------------    -------------------
          TOTAL STOCKHOLDERS' EQUITY                                                         351,154                341,390
                                                                                 --------------------    -------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 3,238,399            $ 3,013,430
                                                                                 ====================    ===================

* The balance sheet at December 31, 2000 has been taken from the audited balance sheet at that date.

    See notes to condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(amounts in thousands except per share)

                                                                                 Three Months Ended March 31,
                                                                              ---------------------------------
                                                                                  2001               2000
                                                                              -------------      --------------
INTEREST INCOME:
  Loans                                                                           $ 39,232            $ 35,426
  U. S. Treasury securities                                                          1,073               1,589
  Obligations of U. S. government agencies                                           4,886               5,851
  Obligations of states and political subdivisions                                   2,379               2,389
  Mortgage-backed securities                                                         1,935               2,483
  CMOs                                                                               3,759               4,483
  Federal funds sold                                                                 2,357                 454
  Other investments                                                                    487                 484
                                                                              -------------      --------------
      Total interest income                                                         56,108              53,159
                                                                              -------------      --------------

INTEREST EXPENSE:
  Deposits                                                                          24,266              19,794
  Federal funds purchased and securities sold
    under agreements to repurchase                                                   1,712               1,828
  Bonds and notes                                                                       78                 313
                                                                              -------------      --------------
      Total interest expense                                                        26,056              21,935
                                                                              -------------      --------------

NET INTEREST INCOME                                                                 30,052              31,224
Provision for loan losses                                                            1,855               1,769
                                                                              -------------      --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                 28,197              29,455
                                                                              -------------      --------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                                6,643               6,546
  Other service charges, commissions and fees                                        3,105               2,935
  Gain on sale of creidt card portfolio                                                  -               2,956
  Other                                                                              2,374               2,102
                                                                              -------------      --------------
      Total non-interest income                                                     12,122              14,539
                                                                              -------------      --------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                                    15,723              15,708
  Net occupancy expense of premises                                                  1,822               1,639
  Equipment rentals, depreciation and maintenance                                    1,841               2,118
  Amortization of intangibles                                                          909                 968
  Other                                                                              7,498               8,127
                                                                              -------------      --------------
      Total non-interest expense                                                    27,793              28,560
                                                                              -------------      --------------

EARNINGS BEFORE INCOME TAXES                                                        12,526              15,434
Income taxes                                                                         3,922               5,048
                                                                              -------------      --------------
NET EARNINGS                                                                       $ 8,604            $ 10,386
                                                                              =============      ==============

BASIC EARNINGS PER COMMON SHARE                                                     $ 0.80              $ 0.95
                                                                              =============      ==============
DILUTED EARNINGS PER COMMON SHARE                                                   $ 0.80              $ 0.95
                                                                              =============      ==============
DIVIDENDS PAID PER COMMON SHARE                                                     $ 0.28              $ 0.25
                                                                              =============      ==============
WEIGHTED AVG. COMMON SHARES OUTSTANDING-BASIC                                       10,739              10,876
                                                                              =============      ==============
WEIGHTED AVG. COMMON SHARES OUTSTANDING-DILUTED                                     10,756              10,883
                                                                              =============      ==============

See notes to condensed consolidated financial statements

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(amounts in thousands)

                                                                              Three Months Ended March 31,
                                                                       -----------------------------------------
                                                                             2001                     2000
                                                                       ----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                          $ 8,604                 $ 10,386
         Adjustments to reconcile net earnings to net
             cash provided by operating activities:
                Depreciation                                                  1,410                    1,459
                Amortization of software                                        579                      485
                Provision for loan losses                                     1,855                    1,769
                Provision for losses on real estate owned                        41                      110
                (Gain) on sale of credit card portfolio                           -                   (2,956)
                Decrease in interest receivable                               1,357                    1,405
                Amortization of intangible assets                               909                      968
                Increase (decrease) in interest payable                       1,271                     (121)
                Other, net                                                    2,329                    9,422
                                                                        -----------              -----------
         Net cash provided by operating activities                           18,355                   22,927
                                                                        -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net increase in interest-bearing time deposits                         (1,779)                       -
      Proceeds from maturities of securities held
         to maturity                                                         30,054                   24,466
      Purchase of securities held to maturity                                     -                        -
      Proceeds from maturities of securities available
         for sale                                                            91,293                   13,633
      Purchase of securities available for sale                            (194,166)                 (15,474)
      Net increase in federal funds sold                                   (170,000)                 (55,000)
      Net decrease (increase) in loans                                       26,181                  (28,596)
      Proceeds from sale of credit card portfolio                                 -                   20,289
      Purchase of property, equipment and software, net                      (1,573)                  (1,464)
      Proceeds from sales of other real estate                                  184                      179
                                                                        -----------               ----------
         Net cash provided by investing activities                         (219,806)                 (41,967)
                                                                        -----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                              181,371                  109,457
      Dividends paid                                                         (3,061)                  (2,768)
      Net increase (decrease) in federal funds purchased and
         securities sold under agreements to repurchase
         and other temporary funds                                           27,038                  (49,408)
      Reductions of long-term notes                                            (139)                    (131)
      Repayment of FHLB advance                                                  -                   (50,000)
                                                                        -----------               ----------
         Net cash provided by financing activities                          205,209                    7,150
                                                                        -----------               ----------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                            3,758                  (11,890)

CASH AND DUE FROM BANKS, BEGINNING                                          130,380                  156,738
                                                                        -----------               ----------
CASH AND DUE FROM BANKS, ENDING                                           $ 134,138                $ 144,848
                                                                        ===========               ==========
See notes to condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(At and For the Three Months Ended March 31, 2001 and 2000)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 2000 Annual Report to Shareholders.

COMPREHENSIVE EARNINGS

        Following is a summary of the Company's comprehensive earnings for the three months ended March 31, 2001 and 2000.

                                                                                        (Amounts in thousands)
                                                                                     Three Months Ended March 31,
                                                                               ---------------------------------------
                                                                                   2001                      2000
                                                                               -------------             -------------

Net earnings                                                                      $ 8,604                  $ 10,386
     Other comprehensive income(loss) (net of income tax):
     Unrealized holding (losses)/gains on
         securities available for sale                                              4,210                      (830)
                                                                             -------------             -------------

Total Comprehensive Earnings                                                      $12,814                    $9,556
                                                                             =============             =============
PROPOSED ACQUISITIONS

        On January 31, 2001 the Company entered into an agreement for the acquisition of Lamar Capital Corporation (LCC), Purvis, Mississippi and its subsidiaries The Lamar Bank (Lamar) and Southern Financial Services, Inc. (SFS). In accordance with the terms of the agreement it is anticipated that the merger will be consummated by the exchange of Lamar Capital Corporation stock in return for approximately 1,208,000 shares to 1,660,000 shares of convertible preferred stock of the Company and cash of approximately $23.2 million to $14.2 million. The agreement provides for a minimum of 51% and a maximum of 70% of the consideration to be in convertible preferred stock. Completion of the merger is contingent upon approval by LCC's shareholders and appropriate regulatory authorities. Issuance of the convertible preferred shares by the Company is contingent upon authorization by the Company's shareholders. The convertible preferred stock will qualify as Tier 1 capital for regulatory purposes, but will be classified similar to a liability for reporting under generally accepted accounting principles. It is anticipated that LCC will initially remain a separate wholly-owned subsidiary of the Company.

        The merger will be accounted for as a purchase. LCC had total assets of approximately $415 million as of December 31, 2000 and net earnings of approximately $2.8 million for the year then ended.

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

        The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                         March 31,          December 31,
                                                           2001                 2000
                                                       --------------       --------------
Total securities to total deposits                        39.97%               39.70%

Total loans (net of unearned
     income) to total deposits                            62.25%               67.89%

Interest-earning assets
     to total assets                                      91.88%               91.56%

Interest-bearing deposits
     to total deposits                                    79.46%               78.88%
Capital Resources

        The Company continues to maintain an adequate capital position. The ratios as of March 31, 2001 and December 31, 2000 are as follows:

                                                         March 31,               December 31,
                                                           2001                      2000
                                                       --------------            --------------

Average equity to average assets                          11.03%                    10.87%

Total capital to risk-weighted assets (2)                 16.74%                    17.20%

Tier 1 capital to risk-weighted                           15.49%                    15.95%
     assets (3)

Leverage capital to average total assets (4)              10.00%                    10.20%

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
RESULTS OF OPERATIONS

Net Earnings

        Regular net earnings increased approximately $140,000 or 1.6% for the first quarter of 2001 compared to the first quarter of 2000. In 2000, the Company also recognized additional after-tax earnings of $1.9 million from the sale of its credit card portfolio. Following is selected information for quarterly comparison:

                                                                     Three Months Ended March 31,
                                                                 ------------------------------------
                                                                      2001                  2000
                                                                 --------------        --------------

Results of Operations:

     Return on average assets before sale
         of credit card portfolio                                     1.12%                1.14%
     Return on average assets                                         1.12%                1.39%

     Return on average equity before sale
         of credit card portfolio                                    10.12%               10.85%
     Return on average equity                                        10.12%               13.32%

Net Interest Income:

     Yield on average interest-earning assets
         (tax equivalent)                                             8.17%                8.00%

     Cost of average interest-bearing funds                           4.73%                4.17%
                                                               --------------        --------------

     Net interest spread                                              3.44%                3.83%
                                                               ==============        ==============

     Net yield on interest-earning assets
         (net interest income on a tax equivalent basis
         divided by average interest-earning assets)                  4.48%                4.78%
                                                               ==============        ==============

Net Interest Income

        Net interest income for the first three months of 2001 decreased $1.2 million, compared to the same period one year ago. The Company's net interest margin for the three-month period ended March 31, 2001 was 4.48% compared to 4.78% for the prior year period. Interest income for the current year increased $2.9 million and results from growth in the loan portfolio in total in addition to growth as a percentage of total interest-earning assets. The Company's loan portfolio, which yields a higher rate of interest compared to the securities portfolio, has experienced growth of $119 million, or 4.3%, during the current year. The cost of funds was unfavorably impacted by increasing interest rates offered for certain types of deposit accounts and, therefore, had a negative effect on net interest income.

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

                                                                   At and For the Three Months Ended March 31,
                                                             -----------------------------------------------------
                                                                       2001                         2000
                                                                 -----------------            -----------------
Annualized net charge-offs to average loans                            0.45%                        0.35%

Annualized provision for loan losses to average
     loans                                                             0.45%                        0.46%

Average allowance for loan losses to average loans                     1.71%                        1.68%

Gross charge-offs (1)                                               $  2,473                     $  1,922

Gross recoveries                                                    $    618                     $    579

Non-accrual loans                                                   $ 12,200                     $  6,861

Accruing loans 90 days or more past due                             $  8,523                     $ 12,655

(1)  The increase in non-accrual loans is primarily associated with four relationships totaling $7.0 million.  The largest single relationship, which comprises 83% of the increase over March 2000, is 90% guaranteed by the United States Department of Agriculture.
Non-Interest Income

        Non-interest income, excluding the gain recognized in 2000 from the sale of the Company's credit card portfolio, increased $0.5 million to $12.1 million for the three-month period ended March 31, 2001, compared to $11.6 million for the same period in 2000. The largest factor contributing to that increase is a $340,000 or 26% increase in Trust income generated.

Non-Interest Expense

        Non-interest expense for the three-month period ended March 31, 2001 decreased $0.8 million, or 2.7%, compared to the same period the previous year. Decreases, as compared to the same period last year, result primarily from reductions in advertising and telephone expenses.

Income Taxes

        The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first three months of 2001 was $3,056,000 compared to $2,755,000 for the comparable period in 2000.

Forward Looking Information

        Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This Act provides a safe harbor for such disclosures which protects the companies from unwarranted litigation if the actual results are different from management expectations. This report contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experience to differ from the anticipated results and expectations expressed in such forward- looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's net earnings are dependent, in part, on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest- earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

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

        The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At March 31, 2001 the Company had $281 million of regular savings and club accounts and $768 million of money market and NOW accounts, representing 49.2% of total interest-bearing depositor accounts.

        The Company does not currently engage in significant trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

        Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Part II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 A.    Annual Meeting held February 22, 2001.

 B.    Directors elected at the Annual Meeting held February 22, 2001:

                                                                        Votes Cast
                                                                       ------------
                                                           Affirmed                      Withheld
                                                           --------                      --------
        1.  James B. Estabrook                            9,798,120.6                   212,737.5
        2.  Victor Mavar.                                 9,796,119.6                   214,738.5
        3.  Leo W. Seal, Jr.l                             9,795,853.6                   215,004.5

        Continuing Directors:

        4.  Frank E. Bertucci
        5.  Joseph F. Boardman, Jr.
        6.  Charles H. Johnson
        7.  James H. Horne
        8.  George A. Schloegel
        9.  Christine L. Smilek

C.(1) Approval of Deloitte and Touche LLP as the independent public accountants of the Company. Approval was made with a favorable vote of 99.9%

                       For                  Against                 Abstained
                    ---------             -----------              -----------
                  9,990,335.4               11,186.7                 9,637.0

  (2) That the Board of Directors of Hancock Holding Company ("the Company") do hereby request and, to the extent permitted by applicable state law, direct the Board of Directors of the Company ("the Board") to establish, at the first meeting of the Board to be held following the 2001 Annual Meeting of the Shareholders, a special committee to be composed solely of three independent directors, i.e., directors who are not officers or employees of the Company or any of its subsidiaries, and three Shareholder
      Representatives (as defined below), and the special committee be directed to promptly and actively seek, and be authorized to negotiate the terms of, a sale or other strategic disposition of the Company, such as a merger, consolidation or other business combination, or a stock exchange, with a larger financial institution in order to enhance the value of the shares of stock of the Company held by its shareholders; and in connection therewith, the special committee be authorized to retain such advisors as may be necessary or desirable for such purpose.  The Shareholder Representatives shall be me,
      (O. Miles Pollard, Jr.), Robert U. Weiss and Sherman Muths, Jr., who shall serve without compensation and shall be entitled to notice of and participate in meetings of the special committee, but shall not have voting rights.

                        For                 Against                      Abstained
                    ----------           -------------                  ------------
                     571,408.7            8,361,875.2                    159,235.2

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
       Exhibits:
             None

       Reports on Form 8-K:
             A Form 8-K was filed on February 1, 2001, which disclosed the issuance of a Hancock Holding Company press release announcing an agreement in principle to acquire Lamar Capital Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HANCOCK HOLDING COMPANY
                               -------------------------------
                               Registrant

  May 11, 2001                By:  /s/ George A. Schloegel
--------------------              ----------------------------
        Date                      George A. Schloegel
                                  Vice-Chairman of the Board and
                                  Chief Executive Officer

  May 11, 2001                By:  /s/ Carl J. Chaney
--------------------              ----------------------------
                                  Carl J. Chaney
                                  Senior Vice President and
                                  Chief Financial Officer