Form 10-Q
period 2001-06-30
HANCOCK HOLDING CO
filed 2001-08-14
CIK 750577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      X      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
    -----
             Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
    -----

For Quarter Ending        June 30, 2001
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

10,716,348 Common Shares were outstanding as of August 6, 2001 for financial statement purposes.

HANCOCK HOLDING COMPANY
INDEX

PART I.  FINANCIAL INFORMATION                                                 PAGE NUMBER
-------------------------------                                                -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  June 30, 2001 and December 31, 2000                                               3

  Condensed Consolidated Statements of Earnings --
  Three Months and Six Months Ended June 30, 2001 and 2000                          4

  Condensed Consolidated Statements of Cash Flows --
  Six Months Ended June 30, 2001 and 2000                                           5

  Notes to Condensed Consolidated Financial Statements                              6

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                     8

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                11

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  Submission of Matters to a Vote of the Security Holders                   12

ITEM 6.  Exhibits and Reports on Form 8-K                                          12

SIGNATURES                                                                         13
----------

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

                                                                         (Unaudited)
                                                                           June 30,           December 31,
                                                                            2001                 2000 *
                                                                   --------------------    -------------------
ASSETS:
    Cash and due from banks (non-interest bearing)                   $    132,271            $   130,380
    Interest-bearing time deposits with other banks                         5,678                  3,877
    Securities available for sale (amortized cost of
       $839,118 and $578,566)                                             843,752                576,318
    Securities held to maturity (fair value of $349,989
       and $418,612)                                                      347,721                417,777
    Federal funds sold                                                    106,500                 59,000
    Loans, net of unearned income                                       1,692,086              1,699,841
       Less: Allowance for loan losses                                    (28,604)               (28,604)
                                                              --------------------    -------------------
          Loans, net                                                    1,663,482              1,671,237
    Property and equipment, net of accumulated
       depreciation of $58,917 and $58,406                                 52,831                 51,636
    Other real estate, net                                                  2,877                  1,492
    Accrued interest receivable                                            27,347                 25,585
    Goodwill and other intangibles                                         38,946                 40,757
    Other assets                                                           34,691                 35,371
                                                              --------------------    -------------------
          TOTAL ASSETS                                              $   3,256,096           $  3,013,430
                                                              --------------------    -------------------
                                                              --------------------    -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing demand                                   $    561,278            $   528,754
       Interest-bearing savings, NOW, money market
          and time                                                      2,154,403              1,975,034
                                                              --------------------    -------------------
             Total deposits                                             2,715,681              2,503,788
    Federal funds purchased                                                 1,125                      -
    Securities sold under agreements to repurchase                        157,631                144,560
    Other liabilities                                                      23,225                 21,515
    Long-term notes                                                         1,896                  2,177
                                                              --------------------    -------------------
          TOTAL LIABILITIES                                             2,899,558              2,672,040

COMMITMENTS AND CONTINGENCIES                                                   -                      -

PREFERRED STOCK - $20 par value per share; 50,000,000
    shares authorized and none issued                                           -                      -

COMMON STOCKHOLDERS' EQUITY:
    Common Stock-$3.33 par value per share; 75,000,000
       shares authorized and 11,072,770 issued                             36,872                 36,872
    Capital surplus                                                       196,038                196,024
    Retained earnings                                                     126,784                115,366
    Unrealized gain (loss) on securities available for
       sale, net                                                            3,013                (1,461)
    Unearned compensation                                                    (626)                  (844)
    Treasury stock                                                         (5,543)                (4,567)
                                                              --------------------    -------------------
          TOTAL COMMON STOCKHOLDERS' EQUITY                               356,538                341,390
                                                              --------------------    -------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   3,256,096           $  3,013,430
                                                              --------------------    -------------------
                                                              --------------------    -------------------

* The balance sheet at December 31, 2000 has been taken from the audited balance sheet at that date.

    See notes to condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(amounts in thousands except per share)

                                                                Three Months Ended June 30,          Six Months Ended June 30,
                                                            --------------------------------     --------------------------------
                                                                    2001               2000              2001               2000
                                                            -------------      -------------     -------------      -------------
INTEREST INCOME:
  Loans                                                        $  38,646         $   36,061         $  77,834         $   71,487
  U. S. Treasury securities                                          935              1,399             2,008              2,987
  Obligations of U. S. government agencies                         6,140              5,701            11,026             11,551
  Obligations of states and political subdivisions                 2,451              2,338             4,830              4,727
  Mortgage-backed securities                                       1,780              2,406             3,716              4,889
  CMOs                                                             4,555              4,295             8,314              8,778
  Federal funds sold                                               1,473                644             3,830              1,098
  Other investments                                                  433                347               918                833
                                                            -------------      -------------     -------------      -------------
      Total interest income                                       56,413             53,191           112,476            106,350
                                                            -------------      -------------     -------------      -------------

INTEREST EXPENSE:
  Deposits                                                        23,923             20,643            48,190             40,436
  Federal funds purchased and securities sold
    under agreements to repurchase                                 1,498              1,548             3,210              3,376
  Notes and other interest-bearing liabilities                        58                125               135                439
                                                            -------------      -------------     -------------      -------------
      Total interest expense                                      25,479             22,316            51,535             44,251
                                                            -------------      -------------     -------------      -------------

NET INTEREST INCOME                                               30,934             30,875            60,941             62,099
Provision for loan losses                                          1,793              2,434             3,648              4,203
                                                            -------------      -------------     -------------      -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               29,141             28,441            57,293             57,896
                                                            -------------      -------------     -------------      -------------

NON-INTEREST INCOME
  Service charges on deposit accounts                              6,814              6,765            13,458             13,311
  Other service charges, commissions and fees                      3,055              3,045             6,160              5,979
  Gain on sale of creidt card portfolio                                -                126                 -              3,082
  Other                                                            2,202              1,876             4,620              3,979
                                                            -------------      -------------     -------------      -------------
      Total non-interest income                                   12,071             11,812            24,238             26,351
                                                            -------------      -------------     -------------      -------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                  15,624             15,232            31,346             30,940
  Net occupancy expense of premises                                1,794              1,828             3,616              3,468
  Equipment rentals, depreciation and maintenance                  1,880              2,228             3,721              4,346
  Amortization of intangibles                                        910                985             1,819              1,935
  Other                                                            8,045              7,694            15,544             15,839
                                                            -------------      -------------     -------------      -------------
      Total non-interest expense                                  28,253             27,967            56,046             56,528
                                                            -------------      -------------     -------------      -------------

EARNINGS BEFORE INCOME TAXES                                      12,959             12,286            25,485             27,719
Income taxes                                                       4,029              3,744             7,951              8,791
                                                            -------------      -------------     -------------      -------------
NET EARNINGS                                                   $   8,930          $   8,542        $   17,534         $   18,928
                                                            -------------      -------------     -------------      -------------
                                                            -------------      -------------     -------------      -------------
BASIC EARNINGS PER COMMON SHARE                                $    0.83          $    0.79         $    1.63          $    1.74
                                                            -------------      -------------     -------------      -------------
                                                            -------------      -------------     -------------      -------------
DILUTED EARNINGS PER COMMON SHARE                              $    0.83          $    0.79         $    1.63          $    1.74
                                                            -------------      -------------     -------------      -------------
                                                            -------------      -------------     -------------      -------------
DIVIDENDS PAID PER COMMON SHARE                                $    0.28          $    0.25         $    0.28          $    0.25
                                                            -------------      -------------     -------------      -------------
                                                            -------------      -------------     -------------      -------------
WEIGHTED AVG. COMMON SHARES OUTSTANDING-BASIC                     10,726             10,880            10,733             10,878
                                                            -------------      -------------     -------------      -------------
                                                            -------------      -------------     -------------      -------------
WEIGHTED AVG. COMMON SHARES OUTSTANDING-DILUTED                   10,750             10,886            10,747             10,884
                                                            -------------      -------------     -------------      -------------
                                                            -------------      -------------     -------------      -------------

See notes to condensed consolidated financial statements

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(amounts in thousands)

                                                                                Six Months Ended June 30,
                                                                   ----------------------------------------------
                                                                                2001                 2000
                                                                   ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net                                                                 $      17,534        $      18,928
       earnings
         Adjustments to reconcile net earnings to net
             cash provided by operating activities:
                Depreciation                                                      2,842                3,582
                Amortization of software                                          1,194                  971
                Provision for loan losses                                         3,648                4,203
                Provision for losses on real estate owned                            52                  (95)
                (Gain) on sale of credit card portfolio                               -               (3,082)
                (Increase)/decrease in interest receivable                       (1,762)                  48
                Amortization of intangible assets                                 1,819                1,937
                (Decrease)/increase in interest payable                             (95)                 480
                Other, net                                                          (37)             (10,235)
         Net cash provided by operating activities                        --------------       --------------
                                                                                 25,195               16,737
                                                                          --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net increase in interest-bearing time deposits                             (1,801)                   -
      Proceeds from maturities of securities held to maturity                    70,056               60,681
      Purchase of securities held to maturity                                         -                    -
      Proceeds from maturities of securities available for sale                 142,793               99,474
      Purchase of securities available for sale                                (403,433)             (66,822)
      Net increase in federal funds sold                                        (47,500)             (19,000)
      Net decrease (increase) in loans                                            2,410              (94,467)
      Proceeds from sale of credit card portfolio                                     -               20,415
      Purchase of property, equipment and software, net                          (6,422)              (2,325)
      Proceeds from sales of other real estate                                      901                  467
                                                                          --------------       --------------
          Net cash used in investing activities                                (242,996)              (1,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                                  211,893               63,522
      Dividends paid                                                             (6,116)              (5,535)
      Net increase (decrease) in federal funds purchased and
         securities sold under agreements to repurchase
         and other temporary funds                                               14,196              (76,492)
      Reductions of long-term notes                                                (281)                (264)
      Repayment of FHLB advance                                                       -               (3,000)
                                                                          --------------       --------------
         Net cash provided by (used in) financing activities                    219,692              (21,769)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                1,891               (6,609)

CASH AND DUE FROM BANKS, BEGINNING                                              130,380              156,738
                                                                          --------------       --------------
CASH AND DUE FROM BANKS, ENDING                                           $     132,271        $     150,129
                                                                          --------------       --------------
                                                                          --------------       --------------

See notes to condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(At and For the Six Months Ended June 30, 2001 and 2000)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 2000 Annual Report to Shareholders.

COMPREHENSIVE EARNINGS

        Following is a summary of the Company's comprehensive earnings for the three months and six months ended June 30, 2001 and 2000.

                                                                        (Amounts in thousands)
                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                               ---------------------------------  --------------------------------------
                                                         2001              2000              2001                  2000
                                               ---------------  ----------------   ---------------  --------------------
Net earnings                                        $   8,930         $   8,542         $  17,534             $  18,928
     Other comprehensive income
         (net of income tax):
     Unrealized holding gains on
         securities available for sale                    264             1,195             4,474                   365
                                               ---------------  ----------------   ---------------  --------------------

Total Comprehensive Earnings                           $9,194            $9,737           $22,008               $19,293
                                               ---------------  ----------------   ---------------  --------------------
                                               ---------------  ----------------   ---------------  --------------------
PREFERRED STOCK

        On June 28, 2001 the Company's stockholders approved the issuance of up to 50 million shares of $20 par value preferred stock on terms to be determined by the Company's Board of Directors.

        This issuance of 1,658,564 shares of 8% Cumulative Convertible Preferred Stock Series A was authorized by the Board of Directors in connection with the acquisition of Lamar Capital Corporation on July 1, 2001. Each share of the preferred stock is convertible into .4444 of the Company's common stock at any time after issuance. The Company can call for conversion of the preferred stock into common stock or for redemption at par any time between the 30th and 60th month following issuance if the closing price of the Company's common stock exceeds $56.25 for 20 consecutive days. After 60 months, the Company can call for redemption at par at any time. At the end of 30 years the Company must redeem the preferred stock at par.

        The Series A Preferred stock qualifies as Tier 1 capital for regulatory purposes but will be classified similar to a liability for reporting under accounting principles generally accepted in the United States of America.

ACQUISITION SUBSEQUENT TO JUNE 30, 2001

        On July 1, 2001 the Company acquired 100% of the common stock of Lamar Capital Corporation (LCC), Purvis, Mississippi and its subsidiaries, The Lamar Bank and Southern Financial Services, Inc. The acquisition will be accounted for as a purchase and the results of LCC’s operations will be included in the consolidated financial statements of the Company from the date of acquisition. LCC operated 9 banking offices in southern Mississippi. The Company acquired LCC in order to expand the geographic area in which its services are offered. The aggregate purchase is estimated to be $47.5 million, including cash of $14.2 million and 1,660,000 shares of mandatory redeemable convertible preferred stock with an estimated fair value of $33.2 million.

        The following table summarizes the estimated fair values, in thousands, of the assets acquired and liabilities assumed at the date of acquisition.

          Cash and due from banks                       $  14,155
          Securities                                      168,861
          Federal funds sold                               20,775
          Loans                                           210,021
          Property and equipment                           10,565
          Core deposit intangible                           9,500
          Goodwill                                          4,800
          Other                                             1,390
                                                        ---------
             Total assets acquired                        440,067
                                                        ---------

          Deposits                                        316,322
          Other Liabilities                                76,245
                                                        ---------
             Total liabilities assumed                    392,567
                                                        ---------
                Net assets acquired                     $  47,500
                                                        ---------
                                                        ---------

        The Company is in the process of obtaining third party valuations of the preferred stock issued, property and equipment, core deposit intangibles and certain other assets; thus, the purchase price and its allocation are subject to refinement.

        The core deposit intangible has an estimated life of between 8 and 10 years. Goodwill was assigned to the Mississippi segment and is not deductible for tax purposes.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangibles”. These Statements provide that, among other things, (1) all business combinations on or after July 1, 2001 be accounted for as purchases, (2) any related goodwill on those acquisitions does not require amortization, but is subject to a periodic impairment test and that (3) goodwill on any of the Company’s acquisitions prior to July 1, 2001 not be amortized after January 1, 2002, but is subject to a periodic impairment test. Amortization of goodwill by the Company amounted to approximately $1.8 million in the six months ended June 30, 2001 and was not deductible for income tax purposes.

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

        The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                                June 30,           March 31,         December 31,
                                                                  2001                2001               2000
                                                             -----------          ----------       --------------
Total securities to total deposits                                43.87%              39.97%             39.70%

Total loans (net of unearned
  income) to total deposits                                       62.31%              62.25%             67.89%

Interest-earning assets to total assets                           91.86%              91.88%             91.56%

Interest-bearing deposits to total deposits                       79.33%              79.46%             78.88%

Capital Resources
-----------------

        The Company continues to maintain an adequate capital position. The ratios as of June 30, 2001, March 31, 2001 and
December 31, 2000 are as follows:

                                                         June 30,        March 31,      December 31,
                                                          2001             2001              2000
                                                     --------------    -------------    --------------

Average equity to average assets (1)                      11.01%           11.06%            10.87%

Total capital to risk-weighted assets (2)                 16.65%           16.74%            17.20%

Tier 1 capital to risk-weighted (3)                       15.41%           15.49%            15.95%

Leverage capital to average total assets (4)               9.68%           10.00%            10.20%

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
RESULTS OF OPERATIONS
Net Earnings

        Regular net earnings increased approximately $326,000 or 3.8% over the first quarter of 2001 and $470,000 or 5.6% compared to the second quarter of 2000. In the comparable period of 2000, the Company recognized additional after-tax earnings of $82,000 related to the sale of its credit card portfolio.

        On a year-to-date basis regular earnings have increased $615,000 or 3.6% in 2001 as compared to 2000. During the first six months of 2000, the Company recognized additional after-tax earnings of $2.0 million from the sale of its credit card portfolio. Following is selected information for comparison:

                                                             Three Months Ended June 30,        Six Months Ended June 30,
                                                           ------------------------------------------------------------------
                                                                  2001         2000                  2001        2000
                                                           --------------   ---------------   --------------   --------------

Results of Operations:

     Return on average assets before sale
         of credit card portfolio                                 1.11%         1.13%                1.11%       1.13%
     Return on average assets                                     1.11%         1.14%                1.11%       1.27%

     Return on average equity before sale
         of credit card portfolio                                10.16%        10.59%               10.12%      10.72%
     Return on average equity                                    10.16%        10.70%               10.12%      12.00%

Net Interest Income:

     Yield on average interest-earning assets
         (tax equivalent)                                         7.86%         7.99%                8.00%       8.00%

     Cost of average interest-bearing funds                       4.44%         4.25%                4.58%       4.22%
                                                           --------------   ---------------   --------------   --------------
     Net interest spread                                          3.42%         3.74%                3.42%       3.78%
                                                           ==============   ===============   ==============   ==============
     Net yield on interest-earning assets
         (net interest income on a tax-equivalent basis
         divided by average interest-earning assets)              4.41%         4.72%                4.44%       4.75%
                                                           ==============   ===============   ==============   ==============
Net Interest Income

        The second quarter of 2001 showed an increase in net interest income, on a tax-equivalent basis (TE), of $925,000, compared to the previous quarter and $267,000 compared to the same period one year ago. The Company's net interest margin for the three-month period ended June 30, 2001 was 4.41% compared to 4.48% for the previous quarter and 4.72% for the prior year period. Interest income(TE) for the current year increased $348,000 over the first quarter and $3.4 million over the same period one year ago. This increase results from growth in the average balances of the loan portfolio. The Company's loan portfolio, which yields a higher rate of interest compared to the securities portfolio, has experienced growth of $20 million, or 1.2%, during the current quarter and $79 million, or 5.0%, during the current year. The cost of funds was unfavorably impacted by increasing interest rates offered for certain types of deposit accounts and, therefore, has had a negative effect on net interest income.

        Year-to-date net interest income(TE) has decreased $799,000 or 1.23% from the prior year. The Company's net interest margin for the first six months of 2001 was 4.44% compared to 4.75% for the same period one year ago. Interest income(TE) has increased $6.5 million or 5.93% over the prior year and results from growth in the average loan portfolio balances in addition to growth as percentage of average total interest-earning assets. The cost of funds has been unfavorably impacted by both increased rates offered on certain types of deposit accounts and growth in deposits which exceed increases in the loan portfolio.

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

        The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances. (Amounts shown are in thousands)

                                                                                         At and For the
                                                           -----------------------------------------------------------------------
                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                           ------------------------------------    -------------------------------
                                                                  2001          2000                    2001                2000
                                                           ------------    -----------             ----------            ---------
Annualized net charge-offs to average loans                       0.43%         0.49%                   0.44%               0.42%

Annualized provision for loan losses to average loans             0.43%         0.62%                   0.44%               0.45%

Average allowance for loan losses to average loans                1.70%         1.66%                   1.70%               1.67%

Gross charge-offs                                            $   2,427     $   2,579               $   4,900            $  4,501

Gross recoveries                                             $     634     $     658               $   1,252            $  1,237

Non-accrual loans                                            $  11,870     $  12,492               $  11,870            $ 12,492

Accruing loans 90 days or more past due                      $   6,066     $   6,351               $   6,066            $  6,351
Non-Interest Income

        Non-interest income decreased $100,000 or 0.78% from the first quarter and, excluding the gain recognized in 2000 from the sale of the Company's credit card portfolio, increased $385,000 or 3.29% when compared to the same period one year ago. The largest factor contributing to the decrease from the first quarter was lower commission income on outsourced check services. The increase over the same period last year was attributable to the receipt in 2001 of commissions on outsourced check services. That commission income was not available during the first 11 months of 2000.

        On a year-to-date basis, non-interest income has increased $1.0 million over the prior year. The primary factors which result in that increase are increased deposit service charge income and trust fee income as well as the inclusion of commissions received on outsourced check services.

Non-Interest Expense

        Non-interest expense for the three-month period ended June 30, 2001 increased $0.5 million, or 1.7%, compared to the previous quarter and $0.3 million compared to the same period the previous year. Increases from the previous quarter result primarily from higher levels of demand deposit account charge-offs and Data Processing and Telephone/Datacom expenses. Increases, as compared to the same period last year, result primarily from higher levels of Data Processing expense.

        On a year-to-date basis, non-interest expense was lower by $0.5 million. This decrease results primarily from reductions in demand deposit charge-offs forgery/fraud losses and depreciation expense. These favorable trends, however have been partially offset by increases in Data Processing expense.

Income Taxes

        The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first six months of 2001 was $6,518,000 compared to $5,920,000 for the comparable period in 2000.

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

        The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2001 the Company had $284 million of regular savings and club accounts and $796 million of money market and NOW accounts, representing 50.1% of total interest-bearing depositor accounts.

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

Part II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A.       Special Meeting held June 28, 2001.

     B.       Approval of proposal to amend Hancock Holding Company's Articles of Incorporation to authorize 50,000,000 shares of preferred stock and provide the Company's board with the authority to issue one or more series of the
              preferred stock.    The proposal was approved with a favorable vote of 63.9%

                                For                      Against                 Abstained
                      --------------------          ----------------          ---------------
                           6,889,446.75                959,973.68                72,266.70

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

        The following exhibits are filed herewith:

          3.1        Articles of Amendment to the Articles of Incorporation authorizing Preferred Stock

          3.2        Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Stock

        Reports on Form 8-K:
                A Form 8-K was filed on May 1, 2001 for the purpose of updating the description of the Company's securities registered under the Securities Exchange Act of 1934, as amended.

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

            August 13, 2001            By:      /s/ George A. Schloegel
--------------------------                    ---------------------------
                Date                            George A. Schloegel
                                                Vice-Chairman of the Board and
                                                Chief Executive Officer

            August 13, 2001            By:      /s/ Carl J. Chaney
--------------------------                    ---------------------------
                Date                            Carl J. Chaney
                                                Senior Vice President and
                                                Chief Financial Officer

                                                    EXHIBIT 3.1

              Articles of Amendment to the Articles of Incorporation authorizing preferred stock to be filed with the Mississippi Secretary of State after approval by the shareholders of Hancock Holding Company

                                           ARTICLES OF AMENDMENT TO THE
                                             ARTICLES OF INCORPORATION

         The aggregate number of shares which the Corporation is authorized to issue is 125,000,000 divided into two classes.  The designation of each class, the number of shares of each class and the par value, if any, of each class are as follows:

         Number of Shares                    Class                        Par Value, if any

            75,000,000                      Common                            $   3.33
            50,000,000                      Preferred                         $  20.00

         The preferences and relative rights in respect of the shares of each class and the variations in the relative rights and preferences as between the series of any preferred class in the series are as follows:

         Each share of Common Stock shall entitle the holder thereof to full voting rights. Except as may be determined by the Board of Directors at the time a series is created, holders of Preferred Stock shall have no voting rights as a holder of such stock, except as specifically required by law.

         The holders of Preferred Stock shall be entitled to receive dividends, subject to statutory restrictions, when and as declared by the Board of Directors.  Such dividends shall be payable at such periods as shall be fixed by the Board of Directors at the rate specified in the resolution of the Board of Directors authorizing the issuance of the particular series of Preferred Stock, and no more, before any dividend shall be paid or set apart for payment upon the Common Stock.

         Dividends on the Preferred Stock shall be cumulative, so that if for any period the same shall not be paid, the right thereto shall accumulate as against the Common Stock, and all arrears so accumulated shall be paid before any dividend shall be paid upon the Common Stock.

         Whenever all accumulated dividends on the outstanding Preferred Stock for all previous periods shall have been declared and shall have become payable, and the Corporation shall have paid such accumulated dividends for such previous periods, or shall have set aside from its legally available funds a sum sufficient therefor, the Board of Directors may declare dividends on the Common Stock, payable then or thereafter out of any remaining legally available funds.

         Each class of Preferred Stock shall be divided into and issued from time to time by resolution of the
Board of Directors in one or more series, each series being so designated as to distinguish the shares thereof from the shares of all other series and classes.  All or any of the series of any such class and the variations and the relative rights and preferences as between different series may be fixed and determined by resolution of the Board of Directors, but all shares of the same class shall be identical except as to the following relative rights and preferences, as to which there may be variations between different series:

         (a)      the rate of dividend;

         (b)      whether shares may be redeemed and, if so, the redemption price and terms and conditions of redemption;

         (c)      the amount payable upon shares in the event of voluntary and involuntary liquidation;

         (d)      sinking fund provisions, if any, for the redemption or purchase of shares;

         (e)      the terms and conditions, if any, on which shares may be converted; and

         (f)      the voting rights of the shares.

                                                  EXHIBIT 3.2

           Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Stock to be filed with the Mississippi Secretary of State after approval by the Board of Directors of Hancock Holding Company

                                              ARTICLES OF AMENDMENT

                                                      TO THE

                                             ARTICLES OF INCORPORATION

                                                        OF

                                              HANCOCK HOLDING COMPANY

         A.       The name of the Corporation is Hancock Holding Company.

         B.       The following resolution, setting forth the designation and the number of shares of a series of
Preferred Stock ($20.00 par value) of the Corporation and the relative rights and preferences thereof, was duly adopted by the Board of Directors of the Corporation by written unanimous consent effective June 28, 2001:

         RESOLVED, that 1,658,275 authorized but unissued shares of this Corporation's Preferred Stock ($20.00 par value) are hereby designated as a series of Preferred Stock called the 8% Cumulative Convertible Preferred
Stock, Series A with the following voting powers, rights and preferences:

         1.       Definitions.

         For the purposes of this resolution, the following terms shall have the following meanings:

         "Capital Stock" means the Capital Stock of any class or series (however designated) of the Corporation.

         "Common Stock" means the Common Stock of the Corporation ($3.33 par value) as constituted on the date of this Resolution, or shares of any other class of Capital Stock into which such Common Stock is reclassified after such date.

         "Corporation" means Hancock Holding Company.

         "Dividends Accrued" means an amount equal to the sum of all dividends required to be paid on the shares of Series A Preferred Stock from the date of issue of the shares of Series A Preferred Stock to the date to which the determination is to be made, whether or not such amount or any part thereof shall have been declared as dividends and whether there shall be or have been any funds out of which such dividends might legally be paid, less the amount of dividends declared and paid and, if any dividends have been declared and set apart for payment
but not paid, the amount so set apart for the payment of such dividends.   Accrued Dividends for any period less
than a full calendar quarter shall be calculated on the basis of the actual number of days elapsed over a 360-day year.

         "Junior Stock" means any Capital Stock ranking as to dividends and as to rights in liquidation, dissolution or winding-up of the affairs of the Corporation junior to the Series A Preferred Stock.

         "Parity Stock" means shares of any series of the Corporation's Preferred Stock and any shares of Capital
Stock ranking as to dividends and/or as to the rights in liquidation, dissolution or winding-up of the affairs of the Corporation equally with the Series A Preferred Stock.

         "Prior Stock" means any Capital Stock ranking as to dividends or as to rights in liquidation, dissolution or winding-up of the affairs of the Corporation prior to the Series A Preferred Stock.

         "Series A Preferred Stock" means the 8% Cumulative Convertible Preferred Stock, Series A of the
Corporation.

         "Subsidiary" means any corporation,  a majority of the outstanding voting stock of which is owned, directly or indirectly, by the Corporation or by the Corporation and one or more Subsidiaries.

         2.       Dividends.

                  (a)      The holders of the outstanding shares of Series A Preferred Stock shall be entitled to receive, if, when and as declared by the Board of Directors of the Corporation, out of any
                  funds legally available therefor, cash dividends at the rate and payable on the dates
                  hereinafter set forth.   The rate of dividends payable on Series A Preferred Stock shall be
                  $1.60 per share per annum and no more.   Dividends shall be payable, to the extent practical,
                  in equal quarterly installments on the last day of March, June, September and December of each year, commencing on the last day of the calendar quarter in which the merger of the Corporation and Lamar Capital Corporation occurs.  Dividends shall be cumulative and shall accrue on the
                  Series A Preferred Stock from and after the date of issuance thereof.  Dividends payable on the last day of the calendar quarter in which the merger of the Corporation and Lamar Capital
                  Corporation occurs or on any other date which is not the last day of a full calendar quarter shall be calculated on the basis of a three hundred sixty (360) day year and the actual number of days elapsed.

                  (b)      No dividend whatsoever shall be declared or paid upon, or any sum set apart for the payment of dividends upon any shares of Parity Stock for any dividend period unless the same dividend (payable in proportion to the respective annual dividend rates per share set forth in the Articles of Incorporation or the respective Articles of Amendment) shall have been declared and paid upon, or declared and a sufficient sum set apart for the payment of such dividend upon all shares of Series A Preferred Stock outstanding.

                  (c)      Unless Dividends Accrued on all outstanding shares of Series A Preferred Stock and any outstanding shares of Parity Stock due for all past dividend periods shall have been declared and paid, or declared and a sum sufficient for the payment thereof set apart, and full dividends (to the extent that the amount thereof shall have become determinable) on all outstanding shares of such stock due on the respective next following payment dates shall have been declared and a sum sufficient for the payment thereof set apart then (i) no dividend
                  (other than a dividend payable solely in "Common Stock") shall be declared or paid upon, or any sum set apart for the payment of dividends on any shares of Junior Stock; (ii) no other distribution shall be made upon any shares of Junior Stock; (iii) no shares of Junior Stock shall be purchased, redeemed or otherwise acquired for value by the Corporation or by any
                  Subsidiary; and (iv) no monies shall be paid into or set apart or made available for a sinking or other like fund for the purchase, redemption or other acquisition for value of any shares of
                  Junior Stock by the Corporation or any Subsidiary.

         3.       Voting Rights.

         In addition to any voting rights afforded by the Mississippi Business Corporation Act to the holders of a series or class of stock voting as a group, the holders of the outstanding shares of Series A Preferred Stock shall be entitled to receive notice of, to participate in, and vote on any matter presented to the holders of
Common Stock at any meeting of the holders of Common Stock of the Corporation on the following basis: a holder of
Series A Preferred Stock shall have a number of votes equal to the number of shares of Common Stock into which the Series A Preferred Stock held by such holder could be converted at the then current Conversion Price.

         4.       Liquidation.

         In the event of liquidation, dissolution or winding-up of the affairs of the Corporation, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid in cash out of the net assets of the Corporation, including its capital, a liquidation price of $20.00 per share, plus Dividends Accrued to the date of payment, and no more, before any distribution or payment shall be made to the holders of shares of Junior
Stock and after payment to the holders of the outstanding shares of Series A Preferred Stock and to the holders of shares of other classes and series of Parity Stock of the amounts to which they are respectively entitled, the balance of such assets, if any, shall be paid to the holders of the Junior Stock according to their respective
rights.   For the purposes of the preceding sentence, neither the consolidation of the Corporation with nor the merger of the Corporation into any other corporation nor the sale, lease or other disposition of all or substantially all of the Corporation's properties and assets shall, without further corporate action, be deemed a
liquidation, dissolution or winding-up of the affairs of the Corporation.   In case the net assets of the
Corporation are insufficient to pay the holders of the outstanding shares of Series A Preferred Stock and other series of Parity Stock the full preferential amounts to which they are respectively entitled, the entire net assets of the Corporation shall be distributed ratably to the holders of the outstanding shares of Series A
Preferred Stock and other series of Parity Stock in proportion to the full preferential amounts to which they are respectively entitled.

         5.       Conversion.

                  (a)      Each holder of any outstanding shares of Series A Preferred Stock shall have the right, at any time, to convert any of such shares into Common Stock of the Corporation.
                  Furthermore, as to any shares of Series A Preferred Stock called for redemption, each such holder shall have the right at any time prior to the close of business on the fifth full business day preceding the date fixed for redemption (unless default shall be made by the
                  Corporation in the payment of the redemption price in which case such right of conversion shall continue without interruption), to convert any of such shares into shares of Common Stock of
                  the Corporation.   The number of shares of Common Stock into which each share of Series A
                  Preferred Stock shall be convertible shall be equal to the number arrived at by dividing
                  $20.00, without any payment or adjustment for Dividends Accrued, by the conversion price per
                  share of the Common Stock fixed or determined as hereinafter provided.   Such conversion price
                  shall initially be $45.00 per share, subject to the adjustments hereinafter provided (such price as adjusted at any time being hereinafter called the "Conversion Price").

                  (b)      The holder of any outstanding shares of Series A Preferred Stock may exercise the conversion right provided in Paragraph (a) above as to all or any portion of the shares that he holds by delivering to the Corporation during regular business hours, at the principal office of the Corporation's transfer agent or such other place as may be designated in writing by the
                  Corporation, the certificate or certificates for the shares to be converted, duly endorsed or assigned in blank or endorsed or assigned to the Corporation (if required by it), accompanied by written notice stating that the holder elects to convert such shares and stating the name or names (with address and applicable social security number or other tax identification number)
                  in which the certificate or certificates or shares of Common Stock are to be issued.
                  Conversion shall be deemed to have been effected on the date (the "Conversion Date") when such
                  delivery is made.   As promptly as practicable thereafter the Corporation shall issue and deliver to or upon the written order of such holder, at such office or other place designated by the Corporation, a certificate or certificates for the number of full shares of Common Stock to which he is entitled and a payment in cash of any dividends declared and unpaid with respect to the shares of Series A Preferred Stock so surrendered up to the dividend date that
                  immediately precedes the Conversion Date.   The person in whose name the certificate or
                  certificates for shares of Common Stock are to be issued shall be deemed to have become a stockholder of record on the Conversion Date, unless the transfer books of the Corporation are closed on that date, in which event he shall be deemed to have become a stockholder of record on the next succeeding date on which the transfer books are open; but the Conversion Price shall be that in effect on the Conversion Date, unless the Conversion Date falls after the date that the Corporation mails a notice of redemption under Section 5(c) and before the date fixed for redemption, in which case the Conversion Price shall be that in effect on the date that such notice of redemption is mailed.

                  (c)      If, for twenty (20) consecutive  trading  days beginning on or after the end of the thirtieth (30th) calendar month following the effective date of the merger of the Corporation and Lamar Capital Corporation and ending on or before the sixtieth (60th) calendar month following the effective date of the merger of the Corporation and Lamar Capital Corporation, the last sale price of the Common Stock exceeds $56.25 (which price shall be subject to adjustment on the same basis as the Conversion Price as set forth in Section 5(f) below), then, effective at 5:00 p.m. on the last day in such twenty (20) day period the Corporation shall have the option to require that all outstanding shares of Series A Preferred Stock shall automatically convert into and become shares of Common Stock, as if each holder of Series A
                  Preferred Stock exercised the conversion right provided in Section 5(a) and all shares of
                  Series A Preferred Stock, whether or not the certificates therefore shall have been surrendered for cancellation, shall be deemed no longer to be outstanding for any purpose and all rights with respect to such shares shall thereupon cease and determine, except the right to receive certificates for shares of  Common Stock upon surrender of certificates for shares of Series A
                  Preferred Stock the same manner described in Section 5(b).   If the Corporation elects to
                  require conversion under this Section 5(c) the Corporation shall give written notice of such conversion by first class mail, postage prepaid to the holders of Series A Preferred Stock at
                  the last addresses shown by the Corporation's stock transfer records.   No delay or
                  imperfection in such notice will affect the conversion of Series A Preferred Stock into shares
                  of Common Stock pursuant to this Section 5(c).   For purposes of this Section 5(c) and Section
                  5(f), the last sale price of the Common Stock shall be deemed to be the last sale price reported by NASDAQ or its successor, but if the Common Stock is listed on a national stock exchange, the last sale price on any date shall be deemed to be the last sale price on the exchange on which it generally has the highest trading volume.

                  (d)      The Corporation shall not issue any fraction of a share upon conversion of shares of
                  the Series A Preferred Stock.   If more than one share of the Series A Preferred Stock shall be surrendered for conversion at any time by the same holder, the number of full shares of Common
                  Stock issuable upon conversion thereof shall be computed on the basis of the total number of
                  the shares of Series A Preferred Stock so surrendered.   If any fractional interest in a share
                  of Common Stock would be deliverable upon conversion, the number of shares of Common Stock deliverable shall be rounded up to the nearest full share.

                  (e)      The issuance of Common Stock on conversion of outstanding shares of Series A Preferred
                  Stock shall be made by the Corporation without charge for expenses or for any tax in respect of the issuance of such Common Stock, but the Corporation shall not be required to pay any tax or expense which may be payable in respect of any transfer involved in the issuance and delivery of shares of Common Stock in any name other than that of the holder of record on the books of the Corporation of the outstanding shares of Series A Preferred Stock converted, and the
                  Corporation shall not be required to issue or deliver any certificate for shares of Common
                  Stock unless and until the person requesting the issuance shall have paid to the Corporation the amount of such tax or shall have established to the satisfaction of the Corporation that such tax has been paid.

                  (f)      The  Conversion Price shall be subject to the following adjustments:

                           (i)   Whenever the Corporation shall (A) pay a dividend on its outstanding shares of
                           Common Stock in shares of its Common Stock or subdivide or otherwise split its outstanding shares of Common Stock, or (B) combine its outstanding shares of Common
                           Stock into a smaller number of shares, the Conversion Price in effect at the effective date of the happening of such event shall be adjusted so that the holders of the
                           Series A Preferred Stock, upon conversion of all thereof immediately following such event, would be entitled to receive the same aggregate number of shares of Common
                           Stock as they would have been entitled to receive immediately following such event if such shares of Series A Preferred Stock had been converted immediately prior to such event, or if there is a record date in respect of such event, immediately prior to such record date.

                           (ii)     In case the Corporation, after the date of this resolution, shall issue rights, warrants or options to subscribe for or purchase shares of Common Stock, or securities convertible into or exchangeable for shares of Common Stock, at a price per share less than the lesser of the Conversion Price or Current Market Value (as hereinafter defined) per share of Common Stock and if such rights, warrants, options or securities are exercisable, convertible or exchangeable for a period of more than thirty (30) days after the date of their issuance, the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the
                           Conversion Price in effect immediately prior to the issuance of such rights, warrants, options or securities by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding at the close of business on the date of issuance of such rights, warrants, options or securities plus the number of shares which the aggregate exercise price of the shares of Common Stock called for by all such rights, warrants, options or securities (excluding any theretofore exercised, converted or exchanged) would purchase at such Current Market Value and the denominator of which shall be the number of shares of Common Stock outstanding at the close of business on the date of issuance of such rights, warrants, options or securities plus the number of additional shares of Common Stock called for by all such rights, warrants, options
                           or securities (excluding any theretofore exercised, converted or exchanged).   Such
                           adjustment shall be made on the date that such rights, warrants or options are
                           issued.   For the purposes of this Section 5(f), the "Current Market Value" per share of Common Stock on any date shall be deemed to be the average of the last sale price on each of the twenty (20) consecutive trading days commencing forty (40) trading days
                           before such date.   A trading day, for the purpose of this resolution, is a day on which securities are traded on the NASDAQ Stock Market or, if the Common Stock is then listed on any national stock exchange, on such exchange.

                           (iii)    Whenever the Corporation shall make a distribution to holders of Common Stock of evidences of its indebtedness or assets (excluding dividends and distributions paid in cash out of funds available for dividends in accordance with applicable law), the
                           Conversion Price immediately prior to such distribution shall be adjusted by multiplying such Conversion Price by a fraction, (i) the numerator of which shall be the denominator, hereinbelow described, less the fair value (as conclusively determined in good faith by the Board of Directors of the Corporation) at the time of such distribution of that portion of the evidences of indebtedness or assets distributed which is applicable to one share of Common Stock, and (ii) the denominator of which shall be the Current Market Value per share of Common Stock on the next full business day after the record date fixed for the determination of the holders of the
                           Common Stock entitled to such distribution.  Such adjustment shall be retroactively effective as of immediately after such record date.

                  (g)      Notwithstanding any of the foregoing provisions of this Section 5, no adjustment of the Conversion Price shall be made if the Corporation shall issue rights, warrants or options to purchase Common Stock, or issue Common Stock, pursuant to one or more stock purchase plans, stock option plans, stock purchase contracts,  incentive compensation plans, or other remuneration plans for employees (including officers) or any shareholder rights plan of the
                  Corporation or its Subsidiaries adopted or approved by the Board of Directors of the
                  Corporation before or after the adoption of this resolution.

                  (h)      In any case in which this Section 5 provides that an adjustment of the Conversion
                  Price shall become effective retroactively immediately after a record date for an event, the
                  Company may defer until the occurrence of such event issuing to the holder of any shares of
                  Series A Preferred Stock converted after such record date and before the occurrence of such event that number of shares of Common Stock issuable upon such conversion that shall be in addition to the number of shares of Common Stock which were issuable upon such conversion immediately before the adjustment in the Conversion Price required in respect of such event.

                  (i)      Anything in this Section 5 to the contrary notwithstanding, no adjustment in the
                  Conversion Price shall be required unless such adjustment would require an increase or decrease of at least $.25 in such price; provided, however, that any adjustments which by reason of this paragraph (i) are not required to be made shall be carried forward and taken into account in
                  making subsequent adjustments.   All calculations under this Section 5 shall be made to the nearest cent.

                  (j)      Whenever the Conversion Price and subsequent changes to be made therein are adjusted pursuant to this Section 5, the Corporation shall (i) promptly place on file at its principal office and at the office of each transfer agent for the Series A Preferred Stock, if any, a statement, signed by the Chairman or President of the Corporation and by its Treasurer, showing in detail the facts requiring such adjustment and a computation of the adjusted Conversion
                  Price, and shall make such statement available for inspection by all shareholders of the
                  Corporation, and (ii) cause a notice to be mailed to each holder of record of the outstanding shares of Series A Preferred Stock stating that such adjustment has been made and setting forth
                  the adjusted Conversion Price.   Unless the change in the Conversion Price is caused as a
                  result of action described in subparagraph (i) of paragraph (f) of this Section 5, it shall be accompanied by a letter from the Corporation's independent public accountants stating that the change has been made in accordance with the provisions of this resolution.

                  (k)      In the event of any merger, share exchange or similar transaction to which the
                  Corporation is a party, except (i) a merger in which the Corporation is the surviving corporation or (ii) a share exchange in which the Corporation's shares are issued to shareholders of another corporation, the plan of merger, plan of share exchange or comparable document shall provide that each share of Series A Preferred Stock then outstanding shall be converted into or exchanged for the kind and amount of stock, other securities and property receivable upon such merger, share exchange or similar transaction by a holder of the number of shares of Common Stock of the Corporation into which such share of Series A Preferred Stock might have been converted immediately prior thereto.

                  (l)      Shares of Common Stock issued on conversion of shares of Series A Preferred Stock
                  shall be issued as fully paid shares and shall be nonassessable by the Corporation.   The
                  Corporation shall, at all times, reserve and keep available for the purpose of effecting the conversion of the outstanding shares of Series A Preferred Stock such number of its duly authorized shares of Common Stock as shall be sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock.

         6.       Redemption.

                  (a)      The Corporation may at its option redeem all or any portion of the outstanding shares of Series A Preferred Stock at a redemption price (the "Redemption Price") of $20.00 per share plus Dividends Accrued to the date fixed for redemption: (i) if, for twenty (20) consecutive trading days beginning on or after the end of the thirtieth (30th) calendar month following the effective date of the merger of the Corporation and Lamar Capital Corporation and ending on or before the sixtieth (60th) calendar month following the effective date of the merger of the
                  Corporation and Lamar Capital Corporation, the last sale price of the Common Stock exceeds
                  $56.25 (which price shall be subject to adjustment on the same basis as the Conversion Price as set forth in Section 6(f) below) or (ii) at any time after the end of the sixtieth (60th)
                  calendar month following the effective date of the merger of the Corporation and Lamar Capital
                  Corporation.

                  (b)      In the event that the Corporation elects to redeem less than all of the outstanding shares of Series A Preferred Stock, not more than sixty (60) days prior to the date fixed for redemption the Corporation shall select the shares to be redeemed by prorating the total number of shares to be so redeemed among all holders thereof in proportion, as nearly as may be, to the number of shares registered in their respective names, by lot or in such other equitable
                  manner as the Board of Directors may determine.   The Corporation in its discretion may
                  determine the particular certificates (if there are more than one) representing shares registered in the name of a holder which are to be redeemed.

                  (c)      Not less than thirty (30) nor more than sixty (60) days prior to the date fixed for any redemption pursuant to paragraph (a) of this Section 6, notice of redemption shall be given by first class mail, postage prepaid, to the holders of record of the outstanding shares of
                  Series A Preferred Stock to be redeemed at their last addresses as shown by the Corporation's
                  stock transfer records.   The notice of redemption shall set forth the number of shares to be redeemed, the date fixed for redemption, the Redemption Price (including the amount of
                  Dividends Accrued to the date fixed for redemption), and the place or places where certificates
                  representing shares to be redeemed may be surrendered.   In case less than all outstanding
                  shares are to be redeemed, the notice of redemption shall also set forth the numbers of the certificates representing shares to be redeemed and, in case less than all shares represented by any such certificate are to be redeemed, the number of shares represented by such certificate to be redeemed.

                  (d)      When a notice of redemption of any outstanding shares of Series A Preferred Stock shall have been duly mailed as hereinabove provided, on or before the date fixed for redemption the Corporation shall deposit in cash funds sufficient to pay the Redemption Price (including
                  Dividends Accrued to the date fixed for redemption) of such shares in trust for the benefit of the holders of the shares to be redeemed with any bank or trust company, having capital and surplus aggregating at least $25,000,000 as of the date of its most recent report of financial condition and named in such notice, to be applied to the redemption of the shares so called for redemption against surrender of the certificates representing shares so redeemed for
                  cancellation.   Except as set forth in Section 5(a), from and after the time of such deposit all shares for the redemption of which such deposits shall have been so made shall, whether or not the certificates therefor shall have been surrendered for cancellation, be deemed no longer to be outstanding for any purpose and all rights with respect to such shares shall thereupon cease and determine except the right to receive payment of the Redemption Price (including
                  Dividends Accrued to the date fixed for redemption), but without interest.   Any interest
                  accrued on such funds shall be paid to the Corporation from time to time.

                  (e)      The Corporation shall redeem all of the outstanding shares of Series A Preferred Stock at a redemption price (the "Redemption Price") of $20.00 per share, plus Dividends Accrued thirty (30) years from the date of the issuance thereof.

                  (f)      The Corporation may at its option redeem all or any portion of the outstanding shares of Series A Preferred Stock at a redemption price (the "Redemption Price") of $20.00 per share plus Dividends Accrued if there is change in the Federal Reserve capital adequacy guidelines that results in the Series A Preferred Stock not qualifying as Tier 1 capital.

                  (g)      The Corporation shall also have the right to acquire outstanding shares of Series A
                  Preferred Stock otherwise than by redemption, pursuant to this Section 6, from time to time, for such consideration as may be acceptable to the holders thereof; provided, however, that if all Dividends Accrued on all outstanding shares of Series A Preferred Stock shall not have been declared and paid or declared and a sum sufficient for the payment thereof set apart neither the Corporation nor any Subsidiary shall so acquire any shares of such series except in accordance with a purchase offer made on the same terms to all the holders of the outstanding shares of Series A Preferred Stock.