Form 10-Q
period 2001-09-30
HANCOCK HOLDING CO
filed 2001-11-14
CIK 750577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      X      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
    -----
             Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
    -----

For Quarter Ending        September 30, 2001
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

10,621,834 Common Shares were outstanding as of November 12, 2001 for financial statement purposes.

HANCOCK HOLDING COMPANY
INDEX

                                                  HANCOCK HOLDING COMPANY

                                                           INDEX

PART I.  FINANCIAL INFORMATION                                                                      PAGE NUMBER

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  September 30, 2001 and December 31, 2000                                                               3

  Condensed Consolidated Statements of Earnings --
  Three Months and Nine Months Ended September 30, 2001 and 2000                                         4

  Condensed Consolidated Statements of Cash Flows --
  Nine Months Ended September 30, 2001 and 2000                                                          5

  Notes to Condensed Consolidated Financial Statements                                                   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                   9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                     12

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                                               13

SIGNATURES                                                                                              14

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

                                                                             (Unaudited)
                                                                           September 30,            December 31,
                                                                                2001                  2000 *
                                                                             -----------           -----------
ASSETS:
    Cash and due from banks (non-interest bearing)                           $   146,484           $   130,380
    Interest-bearing time deposits with other banks                                9,081                 3,877
    Securities available for sale (amortized cost of
       $1,051,632 and $578,566)                                                1,072,193               576,318
    Securities held to maturity (fair value of $321,079
       and $418,612)                                                             311,549               417,777
    Federal funds sold                                                            47,000                59,000
    Loans, net of unearned income                                              1,897,110             1,699,841
       Less: Allowance for loan losses                                           (36,122)              (28,604)
                                                                             -----------           -----------
          Loans, net                                                           1,860,988             1,671,237
    Property and equipment, net of accumulated
       depreciation of $61,307 and $58,406                                        65,364                51,636
    Other real estate, net                                                         3,162                 1,492
    Accrued interest receivable                                                   29,331                25,585
    Goodwill and other intangibles                                                49,219                40,757
    Other assets                                                                  40,577                35,371
                                                                             -----------           -----------
          TOTAL ASSETS                                                       $ 3,634,948           $ 3,013,430
                                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing demand                                           $   588,595           $   528,754
       Interest-bearing savings, NOW, money market
          and time                                                             2,402,921             1,975,034
                                                                             -----------           -----------
             Total deposits                                                    2,991,516             2,503,788
    Federal funds purchased                                                          450                  --
    Securities sold under agreements to repurchase                               154,525               144,560
    Other liabilities                                                             31,867                21,515
    Long-term notes                                                               51,742                 2,177
                                                                             -----------           -----------
          TOTAL LIABILITIES                                                    3,230,100             2,672,040

COMMITMENTS AND CONTINGENCIES                                                       --                    --

PREFERRED STOCK - $20 par value per share; 50,000,000
    shares authorized and 1,658,564 shares issued                                 33,171                  --

COMMON STOCKHOLDERS' EQUITY:
    Common Stock-$3.33 par value per share; 75,000,000
       shares authorized and 11,072,770 issued                                    36,872                36,872
    Capital surplus                                                              196,087               196,024
    Retained earnings                                                            133,883               115,366
    Unrealized gain (loss) on securities available for
       sale, net                                                                  13,365                (1,461)
    Unearned compensation                                                           (510)                 (844)
    Treasury stock                                                                (8,020)               (4,567)
                                                                             -----------           -----------
          TOTAL COMMON STOCKHOLDERS' EQUITY                                      371,677               341,390
                                                                             -----------           -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 3,634,948           $ 3,013,430
                                                                             ===========           ===========

* The balance sheet at December 31, 2000 has been taken from the audited balance sheet at that date
See notes to condensed consolidated financial statements

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(amounts in thousands except per share)

                                                    Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                               2001           2000           2001            2000
                                                           --------        --------       --------        --------
INTEREST INCOME:
  Loans                                                    $ 43,320        $ 38,332       $121,154        $109,819
  U. S. Treasury securities                                     596           1,292          2,604           4,279
  Obligations of U. S. government agencies                    7,033           5,271         18,059          16,823
  Obligations of states and political subdivisions            2,823           2,368          7,653           7,095
  Mortgage-backed securities                                  2,240           2,375          5,956           7,264
  CMOs                                                        5,033           4,092         13,347          12,870
  Federal funds sold                                            865             418          4,695           1,516
  Other investments                                             480             816          1,398           1,648
                                                           --------        --------       --------        --------
      Total interest income                                  62,390          54,964        174,866         161,314
                                                           --------        --------       --------        --------

INTEREST EXPENSE:
  Deposits                                                   25,528          22,550         73,718          62,987
  Federal funds purchased and securities sold
    under agreements to repurchase                            1,212           1,867          4,422           5,243
  Notes and other interest-bearing liabilities                  845             174            980             612
                                                           --------        --------       --------        --------
      Total interest expense                                 27,585          24,591         79,120          68,842
                                                           --------        --------       --------        --------

NET INTEREST INCOME                                          34,805          30,373         95,746          92,472
Provision for loan losses                                     2,088           3,322          6,116           8,021
                                                           --------        --------       --------        --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          32,717          27,051         89,630          84,451
                                                           --------        --------       --------        --------

NON-INTEREST INCOME
  Service charges on deposit accounts                         7,635           6,918         21,093          20,228
  Other service charges, commissions and fees                 3,133           3,436          9,293           9,415
  Gain on sale of creidt card portfolio                        --              --             --             3,082
  Other                                                       2,604           2,048          7,224           6,025
                                                           --------        --------       --------        --------
      Total non-interest income                              13,372          12,402         37,610          38,750
                                                           --------        --------       --------        --------

NON-INTEREST EXPENSE
  Salaries and employee benefits                             18,207          14,527         49,553          45,467
  Net occupancy expense of premises                           2,343           1,778          5,959           5,246
  Equipment rentals, depreciation and maintenance             2,045           1,959          5,766           6,305
  Amortization of intangibles                                 1,265             909          3,084           2,846
  Other                                                       8,211           7,580         23,375          22,919
                                                           --------        --------       --------        --------
      Total non-interest expense                             32,071          26,753         87,737          82,783
                                                           --------        --------       --------        --------

EARNINGS BEFORE INCOME TAXES                                 14,018          12,700         39,503          40,418
Income taxes                                                  4,283           4,033         12,234          12,823
                                                           --------        --------       --------        --------
NET EARNINGS                                                  9,735           8,667         27,269          27,595

PREFERRED DIVIDEND REQUIREMENT                                  663            --              663            --
                                                           --------        --------       --------        --------

NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS              $  9,072        $  8,667       $ 26,606        $ 27,595
                                                           ========        ========       ========        ========
BASIC EARNINGS PER COMMON SHARE                            $   0.85        $   0.80       $   2.48        $   2.54
                                                           ========        ========       ========        ========
DILUTED EARNINGS PER COMMON SHARE                          $   0.85        $   0.80       $   2.48        $   2.54
                                                           ========        ========       ========        ========
DIVIDENDS PAID PER COMMON SHARE                            $   0.28        $   0.25       $   0.84        $   0.75
                                                           ========        ========       ========        ========
WEIGHTED AVG. COMMON SHARES OUTSTANDING-BASIC                10,707          10,872         10,723          10,876
                                                           ========        ========       ========        ========

                                                           ========        ========       ========        ========
WEIGHTED AVG. COMMON SHARES OUTSTANDING-DILUTED              11,475          10,879         10,996          10,883
                                                           ========        ========       ========        ========

See notes to condensed consolidated financial statements

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(amounts in thousands)

                                                                             Nine Months Ended September 30,
                                                                                          ---------
                                                                                  2001         2000
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                            $  27,269    $  27,595
         Adjustments to reconcile net earnings to net
             cash provided by operating activities:
                Depreciation                                                     4,499        4,491
                Amortization of software                                         1,862        1,525
                Provision for loan losses                                        6,116        8,021
                Provision for losses on real estate owned                           85          155
                Gain on sales of securities                                        (16)          (4)
                (Gain) on sale of credit card portfolio                             --       (3,082)
                (Increase)/decrease in interest receivable                         (470)        390
                Amortization of intangible assets                                 3,084       2,846
                Increase in interest payable                                     (1,171)      2,224
                Other, net                                                       (1,884)      7,836
                                                                             ---------    ---------
         Net cash provided by operating activities                               39,374      51,997
                                                                             ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in interest-bearing time deposits                              (5,204)     (2,655)
     Proceeds from maturities of securities held
         to maturity                                                            106,228      75,903
     Purchase of securities held to maturity                                       --        (1,855)
     Proceeds from maturities of securities available
         for sale                                                              406,704      113,039
     Purchase of securities available for sale                                (710,344)     (72,761)
     Net increase in federal funds sold                                         32,775      (19,500)
     Net decrease (increase) in loans                                            5,812     (138,086)
     Proceeds from sale of credit card portfolio                                   --        20,415
     Purchase of property, equipment and software, net                          (9,214)      (3,550)
     Proceeds from sales of other real estate                                    1,914          847
     Net cash used in connection with purchase transaction                         (52)          --
                                                                             ---------    ---------
         Net cash used in investing activities                                (171,381)     (28,203)
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                  171,406       87,597
     Dividends paid                                                             (9,831)      (8,298)
     Net increase (decrease) in federal funds purchased and
         securities sold under agreements to repurchase
         and other temporary funds                                              10,414      (57,559)
     Purchase of treasury shares                                                (3,453)        (787)
     Reductions of long-term notes                                             (20,425)        (399)
     Repayment of FHLB advance                                                     --       (50,000)
                                                                             ---------    ---------

         Net cash provided by (used in) financing activities                   148,111      (29,446)
                                                                             ---------    ---------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                              16,104       (5,652)

CASH AND DUE FROM BANKS, BEGINNING                                             130,380      156,738
                                                                             ---------    ---------
CASH AND DUE FROM BANKS, ENDING                                              $ 146,484    $ 151,086
                                                                             =========    =========
See notes to condensed consolidated financial statements

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(At and For the Nine Months Ended Sept 30, 2001 and 2000)

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

COMPREHENSIVE EARNINGSBR>

      Following is a summary of the Company's comprehensive earnings for the three months and six months ended September 30, 2001 and 2000.

                                                       Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                               ------------------------------------  ------------------------------------
                                                             2001              2000              2001                2000
                                               ------------------ -----------------  ----------------    ----------------
        Net earnings                                     $  9,735            $8,667           $27,269             $27,595
             Other comprehensive income
                 (net of income tax):
             Unrealized holding gains on
                 securities available for sale
                                                           10,352             4,986            14,826               5,351
                                               ------------------ -----------------  ----------------    ----------------

        Total Comprehensive Earnings                     $ 20,087           $13,653           $42,095             $32,946
                                               ================== =================  ================    ================
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

ACQUISITION

      On July 1, 2001 the Company acquired 100% of the common stock of Lamar Capital Corporation (LCC), Purvis, Mississippi and its subsidiaries, The Lamar Bank and Southern Financial Services, Inc. The acquisition was accounted for as a purchase and the results of LCC's operations are included in the consolidated financial statements of the Company from the date of acquisition. LCC operated 9 banking offices in southern Mississippi. The Company acquired LCC in order to expand the geographic area in which its services are offered. The aggregate purchase is estimated to be $47.5 million, including cash of $14.2 million and 1,660,000 shares of mandatory redeemable convertible preferred stock with an estimated fair value of $33.2 million.

      The following unaudited pro forma consolidated results of operations give effect to the acquisition of LCC as though it had occurred on January 1, 2000 (in thousands, except per share data):

                                                                       Three Months Ended Sept 30,     Nine Monhs ended sept 30,
                                                                          2001         2000               2001         2000
                                                                       ---------    ---------          ---------    ---------
        Interest income                                                $  62,390    $  62,804          $ 190,136    $ 184,838
        Interest expense                                                 (27,585)     (88,713)           (82,438)     (29,236)
                                                                         -------      -------            -------      -------
            Net interest income                                           34,805       34,806            101,423      102,400

        Net earnings                                                   $   9,735    $   9,174          $  25,929    $  29,372
        Preferred dividend requirement                                       663          663              1,990        1,990
        Net earnings available to common shareholders                      9,072        8,511             23,939       27,382
        Basic earnings per common share                                     0.85         0.78               2.23         2.52
        Diluted earnings per common share                                   0.85         0.78               2.23         2.53

      The unaudited pro forma information is not necessarily indicative either of results ofoperations that would have occurred had the purchase been made as of January 1, 2000, or of future results of operations of the combined companies.

      The following table summarizes the estimated fair values, in thousands, of the assets acquired and liabilities assumed at the date of acquisition.

Cash and due from banks                     $  14,155
Securities                                    168,861
Federal funds sold                             20,775
Loans                                         210,021
Property and equipment                         10,565
Core deposit intangible                         9,500
Goodwill                                        4,800
Other                                           1,390
                                      ----------------
         Total assets acquired                440,067
                                      ----------------

Deposits                                      316,322
Other Liabilities                              76,245
                                      ----------------
        Total liabilities assumed             392,567
                                      ----------------
              Net assets acquired           $  47,500
                                      ================

     The Company is in the process of obtaining third party valuations of the preferred stock issued,property and equipment, core deposit intangibles and certain other assets; thus, the purchase price and its allocation are subject to refinement.

      The core deposit intangible has an estimated life of between 8 and 10 years. Goodwill was assigned to the Mississippi segment and is not deductible for tax purposes.

     The $76,245 of Other Liabilities Includes $70,000 of long term advances from the Federal Home Loan Bank. Approximately $50,000 of these advances were unpaid at September 30, 2001 and are included in long term notes payble at September 30, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangibles". These Statements provide that, among other things, (1) all business combinations on or after July 1, 2001 be accounted for as purchases, (2) any related goodwill on those acquisitions does not require amortization, but is subject to a periodic impairment test and that (3) goodwill on any of the Company’s acquisitions prior to July 1, 2001 not be amortized after January 1, 2002, but is subject to a periodic impairment test. Amortization of goodwill by the Company, related to previous acquisitions, amounted to approximately $2.7 million in the nine months ended September 30, 2001 and was not deductible for income tax purposes.

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

      The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                  September 30,           June 30,               March 31,        December 31,
                                                       2001                 2001                   2001              2000
                                                   ------------        ------------           ------------      -------------
Total securities to total deposits                       46.26%              43.87%                 39.97%             39.70%

Total loans (net of unearned
            income) to total deposits                    63.42%              62.31%                 62.25%             67.89%

Interest-earning assets
                      to total assets                    91.80%              91.86%                 91.88%             91.56%

Interest-bearing deposits
                    to total deposits                    80.32%              79.33%                 79.46%             78.88%
Capital Resources

The Company continues to maintain capital levels in excess of regulatory requirements.

RESULTS OF OPERATIONS

Net Earnings

      Net earnings increased approximately $805,000 or 9.2% over the previous quarter of 2001 and $1,068,000 or 12.3% compared to the third quarter of 2000. The current quarter reflects the after-tax impact of merger expenses totaling $436,000, thereby reducing earnings. Excluding the impact of merger-related expenses, regular net earnings have actually increased $1,240,000 or 13.9% over the previous quarter and $1,503,000 over the same quarter last year. In the current quarter the Company's regular earnings included approximately $1.1 million related to the acquisition of Lamar Capital Corporation ("LCC") on July 1, 2001. Excluding earnings from this new division as well as the merger-related expenses, the increases over the previous quarter and same quarter last year were $140,000 and $400,000, respectively.

      On a year-to-date basis net earnings have decreased $326,000 or 1.2% in 2001 as compared to 2000. This decrease reflects the approximate $436,000, net of tax, in merger expenses associated with the acquisition of LCC. During the first nine months of 2000, the Company recognized additional after-tax earnings of $2.0 million from the sale of its credit card portfolio. Following is selected information for comparison:

                                                              Three Month Ended Sept. 30,          Nine Months Ended Sept 30,
                                                           --------------------------------    --------------------------------
                                                                2001              2000              2001              2000
                                                           --------------    --------------    --------------    --------------

Results of Operations:

    Return on average assets w/o merger expenses or
        gain on sale of credit card portfolio                      1.10%            1.15%            1.11%            1.14%
    Return on average assets                                       1.06%            1.12%            1.09%            1.23%

    Return on average equity w/o merger expenses or
        gain on sale of credit card portfolio                     10.14%           10.47%           10.14%           10.63%
    Return on average equity                                       9.72%           10.46%            9.98%           11.47%

Net Interest Income:

    Yield on average interest-earning assets
        (tax equivalent)                                           7.64%            8.23%            7.87%            8.08%

    Cost of average interest-bearing funds                         4.15%            4.64%            4.42%            4.36%
                                                           --------------    --------------    --------------    --------------

    Net interest spread                                            3.49%            3.59%            3.45%            3.72%
                                                           ==============    ==============    ==============    ==============

    Net yield on interest-earning assets
        (net interest income on a tax-equivalent basis
        divided by average interest-earning assets)                4.37%            4.66%            4.42%            4.72%
                                                           ==============    ==============    ==============    ==============
Net Interest Income

      The third quarter of 2001 showed an increase in net interest income, on a tax-equivalent basis (TE), of $4.1 million or 12.4%, compared to the previous quarter and $4.7 million or 14.8% compared to the same period one year ago. The primary factor causing the increase is the Company's acquisition of LCC on July 1, 2001. The increase attributable to that acquisition is approximately $3.0 million. The Company’s net interest margin for the three-month period ended September 30, 2001 was 4.37% compared to 4.42% for the previous quarter and 4.66% for the prior year period.

      Year-to-date net interest income(TE) has increased $4.1 million or 4.2%. The increase in year- to-date net interest income is primarily attributable to the Company's acquisition of LCC. The Company's net interest margin for the first nine months of 2001 was 4.42% compared to 4.72% for the same period one year ago.

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

                                                                                 At and For the
                                                    ----------------------------------------------------------------------------
                                                          Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                                    ------------------------------------    ------------------------------------
                                                         2001                 2000               2001                 2000
                                                    ---------------     ----------------    ---------------      ---------------
Annualized net charge-offs to average loans                   0.65%                0.68%              0.54%                0.55%

Annualized provision for loan losses to average
  loans                                                       0.44%                0.81%              0.46%                0.67%

Average allowance for loan losses to average loans            1.93%                1.64%              1.78%                1.66%

Gross charge-offs                                     $       3,113        $       3,677      $       9,432        $       9,577

Gross recoveries                                      $       1,025        $         880      $       3,116        $       3,019

Non-accrual loans                                     $      11,870        $      12,123      $      11,870        $      12,123

Accruing loans 90 days or more past due               $       7,648        $       7,790      $       7,648        $       7,790

The data in the table above includes the impact of the reclassification of Demand Deposit charge-offs and recoveries. These changes have been made in accordance with regulatory requirements.

Non-Interest Income

      Non-interest income increased $1.3 million or 10.6% from the second quarter and $1.0 million or 7.7% when compared to the same period one year ago. The largest factor contributing to the increase over the second quarter was addition of income from LCC which was acquired July 1, 2001. The increase over the same period last year is also primarily attributable to the LCC acquisition. The non-interest income attributable to those bank branches and finance company offices is approximately $1.0 million.

      On a year-to-date basis, excluding the 2000 gain realized on the sale of the Company's credit card portfolio, non-interest income has increased $1.9 million. The primary source of that increase results from the inclusion of income from the divisions created by the acquisition of LCC.

Non-Interest Expense

      Non-interest expense for the three-month period ended September 30, 2001 increased $4.0 million, or 14.3%, compared to the previous quarter and $5.3 million, or 19.3%, compared to the same period the previous year. Increases from the previous quarter result primarily from the acquisition of LCC. The total associated with that acquisition is approximately $2.4 million. Compared to the same period last year, increases result primarily from the same factors as the change in expense levels from second to third quarter 2001.

        On a year-to-date basis, non-interest expense is higher by $4.9 million and results primarily from additional expense for the expansion of the Company’s market area by the acquisition of LCC. Unfavorable trends, however, have been partially offset by decreases in equipment expense.

Income Taxes

      The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first nine months of 2001 was $10.115.000 compared to $8,813,000 for the comparable period in 2000.

Forward Looking Information

      Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This Act provides a safe harbor for such disclosures which protects the companies from unwarranted litigation if the actual results are different from management expectations. This report contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward- looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements.

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

        In an attempt to manage its exposure to changes in interest rates, management monitors the Company’s interest rate risk. The Company’s interest rate management policy is designed to produce a relatively stable net interest margin in periods of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. Management also reviews the Company’s securities portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of the Company’s investment securities.

        In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long and short-term interest rates.

      The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At September 30, 2001 the Company had $323 million of regular savings and club accounts and $874 million of money market and NOW accounts, representing 49.8% of total interest-bearing depositor accounts.

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

SIGNATURES SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HANCOCK HOLDING COMPANY
                                             -----------------------
                                                  Registrant

    November 12, 2001                       By:   /s/ George A. Schloegel
 ----------------------                          ------------------------
        Date                                     George A. Schloegel
                                                 Vice-Chairman of the Board &
                                                 Chief Executive Officer

    November 12, 2001                       By:   /s/ Carl J. Chaney
-----------------------                           --------------------                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                  Date                                           Carl J.
        Date                                      Carl J. Chaney
                                                  Executive Vice President
                                                  Chief Financial Officer