Form 10-Q/A
period 2001-09-30
HANCOCK HOLDING CO
filed 2001-11-26
CIK 750577

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

      The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                  September 30,           June 30,               March 31,        December 31,
                                                       2001                 2001                   2001              2000
                                                   ------------        ------------           ------------      -------------
Total securities to total deposits                       46.26%              43.87%                 39.97%             39.70%

Total loans (net of unearned
            income) to total deposits                    63.42%              62.31%                 62.25%             67.89%

Interest-earning assets
                      to total assets                    91.80%              91.86%                 91.88%             91.56%

Interest-bearing deposits
                    to total deposits                    80.32%              79.33%                 79.46%             78.88%
Capital Resources

      The Company continues to maintain capital levels in excess of regulatory requirements.

                                                             September 30,       June 30,          March 31,          December 31,
                                                                 2001              2001              2001                  2000
                                                            --------------    --------------    --------------    -----------------

Average equity to average assets (1)                            10.96%            11.01%            11.06%                10.87%

Total capital to risk-weighted assets (2)                       16.03%            16.65%            16.74%                17.20%

Tier 1 capital to risk-weighted                                 14.76%            15.41%            15.49%                15.95%
     assets (3)

Leverage capital to average total assets (4)                    8.42%              9.68%            10.00%                10.20%

(1)     Equity capital consists of stockholder's equity (excluding unrealized gains/(losses)).

(2)     Total capital consists of equity capital less intangible assets plus a limited amount of loan loss allowance.  Risk-weighted assets represent the assigned risk portion of all on and off-
balance-sheet assets.  Based on Federal Reserve Board guidelines, assets are assigned a risk factor percentage from 0% to 100%.  A minimum ratio of total capital to risk-weighted assets of
8% is required.

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

                                                                                 At and For the
                                                    ----------------------------------------------------------------------------
                                                          Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                                    ------------------------------------    ------------------------------------
                                                         2001                 2000               2001                 2000
                                                    ---------------     ----------------    ---------------      ---------------
Annualized net charge-offs to average loans                   0.65%                0.68%              0.54%                0.55%

Annualized provision for loan losses to average
  loans                                                       0.44%                0.81%              0.46%                0.67%

Average allowance for loan losses to average loans            1.93%                1.64%              1.78%                1.66%

Gross charge-offs                                     $       4,188        $       3,677      $      10,507        $       9,577

Gross recoveries                                      $       1,074        $         880      $       3,365        $       3,019

Non-accrual loans                                     $      16,214        $      12,123      $      16,214        $      12,123

Accruing loans 90 days or more past due               $       7,648        $       7,790      $       7,648        $       7,790

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

Income Taxes

      The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first nine months of 2001 was $10,115,000 compared to $8,813,000 for the comparable period in 2000.

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

    November 26, 2001                       By:   /s/ George A. Schloegel
 ----------------------                          ------------------------
        Date                                     George A. Schloegel
                                                 Vice-Chairman of the Board &
                                                 Chief Executive Officer

    November 26, 2001                       By:   /s/ Carl J. Chaney
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