Form 10KSB
period 2001-12-31
HANCOCK HOLDING CO
filed 2002-04-01
CIK 750577

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

                                                     FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 2001 .

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to ______________________
Commission file number    0-13089
                          -------
                                                Hancock Holding Company
                              (Exact name of registrant as specified in its charter)

           Mississippi                          64-0693170
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)

 One Hancock Plaza, Gulfport, Mississippi                  39501
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (228) 868-4727
Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
               Title of Each Class                       Which Registered
               -------------------                   -------------------------
                    NONE                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                               COMMON STOCK, $3.33 PAR VALUE
-------------------------------------------------------------------------------------------
                                                  (Title of Class)

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No

Continued

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002, was approximately $384,647,000 (based on an average market price of $49.67). For purposes of this calculation only, shares held by non-affiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

         On December 31, 2001, the registrant had outstanding 10,595,143 shares of common stock for financial statement purposes.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Part I and Part II of this report.

        Portions of the definitive Proxy Statement used in connection with the Registrant’s Annual Meeting of Shareholders held on February 28, 2002, filed by the Registrant on January 31, 2002, are incorporated by reference into Part III of this report.

                                                     CONTENTS

PART I

Item 1.      Business                                                                                    4
Item 2.      Properties                                                                                 30
Item 3.      Legal Proceedings                                                                          32
Item 4.      Submission of Matters to a Vote of Security Holders                                        32

PART II

Item 5.      Market for the Registrant's Common Stock
              and Related Stockholder Matters                                                           32
Item 6.      Selected Financial Data                                                                    32
Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                       32
Item 7a      Quantitative and Qualitative Disclosures About
              Market Risk                                                                               32
Item 8.      Financial Statements and Supplementary Data                                                33
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                                                   33

PART III

Item 10.     Directors and Executive Officers of the
               Registrant                                                                               33
Item 11.     Executive Compensation                                                                     35
Item 12.     Security Ownership of Certain Beneficial
                Owners and Management                                                                   35
Item 13.     Certain Relationships and Related Transactions                                             35

PART IV

Item 14.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                                                     35

PART I

ITEM 1 - BUSINESS

BACKGROUND AND CURRENT OPERATIONS

Background

General:

        Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. At December 31, 2001 the Company operated 102 banking offices and 135 automated teller machines (ATMs) in the states of Mississippi and Louisiana through two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS) and Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA). Hancock Bank MS and Hancock Bank LA are referred to collectively as the “Banks”.

        The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 2001, the Company had total assets of $3.7 billion and employed on a full-time equivalent basis 1,228 persons in Mississippi and 508 persons in Louisiana.

        Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by concentrating branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Based on the most current available published data, Hancock Bank MS has the largest deposit market share in each of the four counties in which it operates: Harrison, Hancock, Jackson and Pearl River. With assets of $2.3 billion at December 31, 2001, Hancock Bank MS currently ranks as the fifth largest bank in Mississippi.

        In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With assets of $1.4 billion at December 31, 2001, Hancock Bank LA is one of the largest banks headquartered in East Baton Rouge Parish.

        Beginning with the 1985 acquisition of the Pascagoula-Moss Point Bank in Pascagoula, Mississippi, the Company has acquired approximately $1.6 billion in assets and approximately $1.4 billion in deposit liabilities through selected acquisitions or purchase and assumption transactions.

Recent Acquisition Activity:

        On July 1, 2001 the Company acquired 100% of the common stock of Lamar Capital Corporation (LCC), Purvis, Mississippi and its subsidiaries, The Lamar Bank and Southern Financial Services, Inc. The acquisition was accounted for as a purchase and the results of LCC’s operations are included in the consolidated financial statements of the Company from the date of acquisition. The aggregate purchase price was approximately $51.3 million, including cash of $14.2 million and 1,658,564 shares of mandatorily redeemable convertible preferred stock with a fair value of $37.1 million. LCC had total assets of approximately $415 million and stockholders’ equity of approximately $37 million at December 31, 2000. The core deposit intangible resulting from this acquisition has a weighted average life of 10 years. Amortization of the core deposit intangible was approximately $710,000 in 2001 and is estimated to be approximately $1,303,000 in 2002, $790,000 in 2003, $620,000 in 2004, $480,000 in 2005, $380,000 in 2006 and the remainder of $1,438,000 thereafter. Goodwill was assigned to the Mississippi segment and is not deductible for tax purposes. No amortization of any goodwill related to this acquisition was recorded in 2001 in accordance with Statement of Financial Accounting Standards No. 142.

Current Operations

Loan Production and Credit Review:

        The Banks’ primary lending focus is to provide commercial, consumer, leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. The Banks have no significant concentrations of loans to particular borrowers or loans to any foreign entities. Each loan officer has Board approved loan limits on the principal amount of secured and unsecured loans that can be approved for a single borrower without prior approval of a loan committee. All loans, however, must meet the credit underwriting standards and loan policies of the Banks.

        All loans over an individual loan officer’s Board approved lending authority must be approved by the Bank’s loan committee, the region’s loan committee or by another loan officer with greater lending authority. Both the regional loan committee and the Bank’s senior loan committee must review and approve any loan for a borrower whose total indebtedness exceeds the region’s approved limit. Each loan file is reviewed by the Bank’s loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality.

Loan Review and Asset Quality:

        Each Bank’s portfolio of loan relationships aggregating $250,000 or more is annually reviewed by the respective Bank to identify any deficiencies and to take corrective actions as necessary. Periodically, selected loan relationships aggregating less than $250,000 are reviewed. As a result of such reviews, each Bank places on its Watchlist loans requiring close or frequent review. All loans classified by a regulator are also placed on the Watchlist. All Watchlist and past due loans are reviewed monthly by the Banks’ senior lending officers and by the Banks’ Board of Directors.

        In addition, all loans to a particular borrower are considered, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests a new loan. All lines of credit are reviewed annually before renewal. The Banks currently have mechanisms in place that allow for at least an annual review of the financial statements and the financial condition of all borrowers, except borrowers with secured installment and residential mortgage loans.

        Consumer loans which become 60 days delinquent are reviewed regularly by management. Generally, a consumer loan which is delinquent 120 days is in process of collection through repossession and liquidation of collateral or has been deemed currently uncollectible. Loans deemed currently uncollectible are charged-off. As a matter of policy, loans are placed on a nonaccrual status when the loan is 1) maintained on a cash basis due to the deterioration in the financial condition of the borrower, 2) payments, in full, of principal or interest are not expected or 3) the principal or interest has been in default for a period of 90 days, unless the loan is well secured and in the process of collection.

        The Banks follow the standard FDIC loan classification system. This system provides management with (1) a general view of the quality of the overall loan portfolio (each branch’s loan portfolio and each commercial loan officer’s loan portfolio) and (2) information on specific loans that may need individual attention.

        The Banks hold nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 2001, the book value of real estate held for resale and other repossessed properties was approximately $5.4 million.

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

        The Banks’ policies limit investments to securities having a rating of no less than “Baa” by Moody’s Investors’ Service, Inc., except for certain obligations of Mississippi or Louisiana counties and municipalities.

Deposits:

        The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks offer 135 ATMs: ATMs at the Company’s banking offices and free-standing ATMs at other locations. As members of regional and international ATM networks such as “PULSE”, “PLUS” and “CIRRUS”, the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing, and to a certain extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Banks’ respective market areas.

Trust Services:

        The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 2001, the Trust Departments of the Banks had approximately $3.5 billion of assets under management, of which $2.1 billion were corporate accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

Operating Efficiency Strategy:

        The primary focus of the Company’s operating strategy is to increase operating income and to reduce operating expense. The Company’s operating efficiency ratio, excluding intangible amortization and securities gains, was 60.07% for the year ended December 31, 2001, compared to 58.50% for the prior year. Excluding the impact of merger-related costs, the efficiency ratio for 2001 was 59.73%.

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

        During 2001 the Company began servicing mortgage loans for the Federal National Mortgage Association. The loans serviced are originated and closed by the Company’s mortgage subsidiary. The servicing activity is also performed by this same subsidiary.

        Hancock Bank MS also owns approximately 3,700 acres of timberland in Hancock County, Mississippi, most of which was acquired through foreclosure in the 1930‘s. Timber sales and oil and gas leases on this acreage generate less than 1% of the Company’s annual income.

Competition:

        The deregulation of the financial services industry, the elimination of many previous distinctions between commercial banks and other financial institutions and legislation enacted in Mississippi, Louisiana and other states allowing state-wide branching, multi-bank holding companies and regional interstate banking has created a highly competitive environment for commercial banking in the Company’s market area. The principal competitive factors in the markets for deposits and loans are interest rates paid and charged. The Company also competes through the efficiency, quality, range of services and products it provides, convenience of office and ATM locations and office hours.

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

        The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve: (1) before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of the voting shares of such bank, (2) before it or any of its subsidiaries other than a bank may acquire all of the assets of a bank, or (3) before it may merge with any other bank holding company. In reviewing a proposed acquisition, the Federal Reserve considers financial, managerial and competitive aspects. The future prospects of the companies and banks concerned and the convenience and needs of the community to be served must also be considered. The Federal Reserve also reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the holding company can service such indebtedness without adversely affecting the capital requirements of the holding company or its subsidiaries. The Bank Holding Company Act further requires that consummation of approved acquisitions or mergers must be delayed for a period of not less than 15 nor more than 30 days following the date of approval. During such 15 to 30-day period, complaining parties may obtain a review of the Federal Reserve’s order granting its approval by filing a petition in the appropriate United States Court of Appeals petitioning that the order be set aside.

        The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies. The regulatory capital of a bank holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of a bank holding company and any applications by the bank holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. In addition, a financial institution’s failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. There are two measures of regulatory capital presently applicable to bank holding companies, (1) risk-based capital and (2) leverage capital ratios.

        The Federal Reserve rates bank holding companies by a component and composite 1-5 rating system. This system is designed to help identify institutions which require special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, and the adequacy of liquidity. Effective January 1, 1997, a sixth component was added to the rating system sensitivity to market risk. This component addresses primarily the issue of a bank’s sensitivity to interest rate fluctuations.

        The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders’ equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company’s leverage capital ratio at December 31, 2001 was 9.49%.

        The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories; 0%, 20%, 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 2001, the Company’s off-balance sheet items aggregated $372.0 million; however, after the credit conversion these items represented $64.4 million of balance sheet equivalents.

        The primary component of risk-based capital is Tier 1 Capital, which for the Company is essentially equal to common stockholders’ equity, less goodwill and other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2001, the Company’s Tier 1 and Total Capital ratios were 14.74% and 15.99%, respectively.

        The prior approval of the Federal Reserve must be obtained before the Company may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Federal Reserve approve an acquisition of any bank located outside Mississippi unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. The banking laws of Mississippi presently permit out-of-state banking organizations to acquire Mississippi banking organizations, provided the out-of-state banking organization’s home state grants similar privileges to banking organizations in Mississippi. This reciprocity privilege was restricted to banking organizations in specified geographic regions that encompassed the states of Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas, Virginia and West Virginia. However, effective September 29, 1995, such regional limitation was expanded by the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 to a nationwide basis. In addition, Mississippi banking organizations were granted similar powers to acquire certain out-of-state financial institutions pursuant to the Interstate Bank Branching Act which was adopted in 1996. A bank holding company is additionally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities.

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

Bank Regulation:

        The operations of the Banks are subject to state and federal statutes applicable to state banks and national banks, respectively, and the regulations of the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (OCC), to the extent state banks are granted parity with national banks. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the Banks’ operations.

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

        Effective in the first quarter of 1996, the FDIC lowered banks’ deposit insurance premiums from 4 to 31 cents per hundred dollars in insured deposits to a rate of 0 to 27 cents. The Banks have received a risk classification of 1A for assessment purposes. In 1997 an assessment for the Financing Corporation’s debt service was added to the FDIC quarterly premium payment. That annual assessment averaged 1.90 cents per hundred dollars of insured deposits during 2001 and 1.82 (annualized) for the first quarter of 2002. Total assessments paid to the FDIC amounted to $562 thousand in 2001. For the year ended December 31, 2001, premiums on OAKAR deposits from the 1991 acquisition of Peoples Federal Savings Association and Lamar Bank totaled $13 thousand.

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

        FDICIA contains a “prompt corrective action” section intended to resolve problem institutions at the least possible long-term cost to the deposit insurance funds. Pursuant to this section, the federal banking agencies are required to prescribe a leverage limit and a risk-based capital requirement indicating levels at which institutions will be deemed to be “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In the case of a depository institution that is “critically undercapitalized” (a term defined to include institutions which still have positive net worth), the federal banking regulators are generally required to appoint a conservator or receiver.

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

        In addition to regulating capital, the FDIC and the OCC have broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC and OCC have adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank, like Hancock Bank MS and Hancock Bank LA.

        Although Hancock Bank MS and Hancock Bank LA are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $35.6 million, or, if the aggregate of such accounts exceeds $35.6 million, $1.068 million plus 10% of the total in excess of $35.6 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution’s transaction accounts.

        The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Banks. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

        On November 12, 1999, President Clinton signed into law the Gramm-Leach-Billey Act on 1999 (the “Financial Services Modernization Act”). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director or other employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. “Financial activities” is broadly defined to include not only banking, insurance, and securities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that to not pose a substantial risk to the safety and soundness of depository institutions of the financial system generally.

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

        A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized” and “well-managed”. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

        The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Mississippi permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act. In order to form a financial subsidiary, a state bank must be well-capitalized and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

        The Bank’s management has not determined at this time, but is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Bank, regulatory capital requirements, general economic conditions and other factors, the Bank desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

        The Bank does not believe that the Financial Services Modernization Act will have a material adverse effect on the Bank’s operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, some of which may have substantially more financial resources than the Company and the Banks.

        Finally, additional bills may be introduced in the future in the United States Congress and state legislatures to alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and what form any of these proposals will be adopted or the extent to which the business of the Company and the Banks may be affected thereby.

Effect of Governmental Policies:

        The difference between the interest rate paid on deposits and other borrowings and the interest rate received on loans and securities comprise most of a bank’s earnings. In order to mitigate the interest rate risk inherent in the industry, the banking business is becoming increasingly dependent on the generation of fee and service charge revenue.

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

STATISTICAL INFORMATION

        The following tables and other material present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes.

Distribution of Assets, Liabilities and Stockholders' Equity and Interest Rates and Differentials:

        Net interest income, the difference between interest income and interest expense, is the most significant component of the Banks’ earnings. For internal analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

        Another significant statistic in the analysis of net interest income is the effective interest differential, which is the difference between the average rate of interest earned on earning assets and the effective rate paid for all deposits and borrowed funds, noninterest-bearing as well as interest-bearing. Since a portion of the Bank’s deposits do not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The rate differential for the years 2001 and 2000 was 4.50% and 4.70%, respectively.

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

        “Table 8 – Summary of Average Balance Sheets, Net Interest Income (TE) & Interest Rates” included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 36 through 45 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by reference.

        Information regarding the changes in interest income on interest-earning assets and interest expense on interest-bearing liabilities relating to rate and volume variances is included in “Table 9– Summary of Changes in Net Interest Income (TE)” included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 36 through 45 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by reference.

Interest Rate Sensitivity:

        To control interest rate risk, management regularly monitors the volume of interest sensitive assets compared with interest sensitive liabilities over specific time intervals. The Company’s interest rate management policy is designed to reduce the exposure to changes in its net interest margin in periods of interest rate fluctuations. Interest rate risk is monitored, quantified and managed to produce an acceptable impact on short-term earnings.

        The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. At December 31, 2001, the Company’s cumulative interest sensitivity gap in the one year interval was (0.22%). The percentage reflects a higher level of interest sensitive liabilities than assets re-pricing within one year. Generally, when rate sensitive liabilities exceed rate sensitive assets, the net interest margin is expected to be positively affected during periods of decreasing interest rates and negatively affected during periods of increasing rates.

        The following tables set forth the scheduled re-pricing or maturity of the Company’s assets and liabilities at December 31, 2001 and December 31, 2000. The assumed prepayment of investments and loans were based on the Company’s assessment of current market conditions on such dates. Estimates have been made for the re-pricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or re-pricing periods, reactions will vary as to timing and degree of interest rate change.

                                                          Analysis of Interest Sensitivity at December 31, 2001

                                                           After Three
                                             Within            Through             One             After Five
                                             Three             Twelve            Through           Years and
                                             Months            Months          Five Years         Insentitive           Total
                                        -----------------  ---------------- ------------------  -----------------  -----------------
                                                                               (amounts in
                                                                                thousands)

Net loans                                    $   825,571       $   450,819       $    611,133        $     2,516       $  1,890,039
Securities and time deposits                     143,067           324,023            720,401            185,303          1,372,794
Federal funds                                     92,000                 -                  -                  -             92,000
Interest-bearing time deposits                     2,589             5,844                  -                  -              8,433
                                        -----------------  ---------------- ------------------  -----------------  -----------------
Total earning assets                        $  1,063,227       $   780,686       $  1,331,534        $   187,819       $  3,363,266
                                        =================  ================ ==================  =================  =================
                                                  31.61%            23.21%             39.59%              5.58%            100.00%

Interest bearing deposits, excluding
time deposits $100,000 and greater           $   819,124       $   503,431        $   299,354        $   375,203      $   1,997,112
Time deposits $100,000 and greater               172,422           186,660             59,482                  -            418,564
Short-term borrowings                            161,333                 -                  -                  -            161,333
Other borrowings                                   2,012             6,186             33,466              9,942             51,606
                                        -----------------  ---------------- ------------------  -----------------  -----------------
Total interest-bearing funds                   1,154,891           696,277            392,302            385,145          2,628,615
Net non-interest bearing funds                         -                 -                  -            734,651            734,651
                                        -----------------  ---------------- ------------------  -----------------  -----------------
Funds supporting earning assets             $  1,154,891       $   696,277        $   392,302       $  1,119,796       $  3,363,266
                                        =================  ================ ==================  =================  =================
                                                  34.34%            20.70%             11.66%             33.29%            100.00%

Interest sensitivity gap                    $   (91,664)        $   84,409        $   939,232       $  (931,977)
Cumulative gap                              $   (91,664)      $    (7,255)        $   931,977          $       -
Percent of total earning assets                  (2.73)%           (0.22)%             27.71%              0.00%

                                                           Analysis of Interest Sensitivity at December 31, 2000

                                                             After Three
                                             Within            Through             One             After Five
                                             Three             Twelve            Through           Years and
                                             Months            Months          Five Years         Insentitive           Total
                                        -----------------  ---------------- ------------------  -----------------  -----------------
                                                                               (amounts in
                                                                                thousands)

Net loans                                    $   573,007       $   322,471        $   707,316         $   97,047      $   1,699,841
Securities                                        52,444           147,578            513,454            280,619            994,095
Federal funds                                     59,000                 -                  -                  -             59,000
Interest-bearing time deposits                     3,877                 -                  -                  -              3,877
                                        -----------------  ---------------- ------------------  -----------------  -----------------
Total earning assets                         $   688,328       $   470,049       $  1,220,770        $   377,666       $  2,756,813
                                        =================  ================ ==================  =================  =================
                                                  24.97%            17.05%             44.28%             13.70%            100.00%

Interest bearing deposits,excluding
  time deposits $100,000 and greater         $   557,199       $   366,939        $   547,008        $   191,856       $  1,663,002
Time deposits $100,000 and greater                69,245           142,648            100,139                  -            312,032
Short-term borrowings                            144,561                 -                  -                  -            144,561
Other borrowings                                     138               432              1,607                  -              2,177
                                        -----------------  ---------------- ------------------  -----------------  -----------------
Total interest-bearing funds                     771,143           510,019            648,754            191,856          2,121,772
Net non-interest bearing funds                         -                 -                  -            635,041            635,041
                                        -----------------  ---------------- ------------------  -----------------  -----------------
Funds supporting earning assets              $   771,143       $   510,019        $   648,754        $   826,897       $  2,756,813
                                        =================  ================ ==================  =================  =================
                                                  27.97%            18.50%             23.53%             29.99%            100.00%

Interest sensitivity gap                    $   (82,815)      $   (39,970)        $   572,016       $  (449,231)
Cumulative gap                              $   (82,815)      $  (122,785)        $   449,231          $       -
Percent of total earning assets                  (3.00)%           (4.45)%             16.30%              0.00%

Income Taxes:

        The Company had income tax expense of $17.9 million and $16.9 million for the years ended December 31, 2001 and 2000, respectively. This represents an effective income tax rate of 31.3% for 2001 and 31.5% for 2000.

Performance and Equity Ratios:

        Information regarding performance and equity ratios is contained in the “Financial Highlights” on pages 6 through 7 of the Company’s 2001 Annual Report to Stockholders incorporated herein by reference.

Securities Portfolio:

        The Company generally purchases securities to be held to maturity, with a maturity schedule that provides ample liquidity. Securities classified as held-to-maturity are carried at amortized cost. Certain securities have been classified as available-for-sale based on management’s internal assessment of the portfolio considering future liquidity, earning requirements and capital position.

        The December 31, 2001 amortized cost of the held-to-maturity portfolio was $287.4 million and the fair value was $292.7 million. The available-for-sale portfolio balance was $1.1 billion at December 31, 2001.

        The amortized cost of securities classified as available-for-sale at December 31, 2001, 2000 and 1999, were as follows (in thousands):

                                                         December 31,
                                     -----------------------------------------------------
                                           2001             2000               1999
                                     ---------------- ---------------- -------------------
U.S. Treasury                         $   30,258       $   77,054          $   84,341
U.S. government agencies                 440,481          265,029             302,450
Municipal obligations                     85,284           36,400              33,382
Mortgage-backed securities                69,704           48,841              70,465
CMOs                                     422,368          137,170             151,693
Other debt securities                     19,338            6,140              10,601
Equity securities                         10,696            7,932               7,659
                                 ---------------- ---------------- -------------------
                                    $  1,078,129       $  578,566         $   660,591
                                 ================ ================ ===================

        The amortized cost, yield and fair value of debt securities classified as available-for-sale at December 31, 2001, by contractual maturity, were as follows (amounts in thousands):

                                            Over One      Over Five
                             One Year         Year          Years          Over                                      Weighted
                                or          Through        Through         Ten                           Fair        Average
                               Less        Five Years     Ten Years       Years          Total          Value         Yield
                           ------------- --------------- ------------- ------------- --------------- -------------  -----------
U.S. Treasury                  $    309       $  29,949       $     -       $     -       $  30,258     $  30,408        3.29%
U.S. government agencies        214,941         222,130             -         3,410         440,481       449,764        5.35
Municipal obligations             6,804          20,261        35,298        22,921          85,284        84,342        4.89
Mortgage-backed securities           48             623        10,432        58,601          69,704        70,154        6.60
CMOs                                  -          91,277       108,465       222,626         422,368       420,907        5.55
Other debt securities                 -           3,032         4,927        11,379          19,338        19,503        6.60
                           ------------- --------------- ------------- ------------- --------------- -------------
                              $ 222,102       $ 367,272    $  159,122    $  318,937     $ 1,067,433     1,075,078        5.44%
                           ============= =============== ============= ============= =============== =============
Fair Value                   $  225,116       $ 373,020     $ 158,756    $  318,186     $ 1,075,078

Weighted Average Yield            5.05%           5.19%         5.51%         5.96%           5.94%

        The amortized cost of securities classified as held-to-maturity at December 31, 2001, 2000 and 1999 were as follows (in thousands):
                                                             December 31,
                                    -----------------------------------------------------------------
                                           2001                  2000                  1999
                                    -------------------  --------------------- ----------------------
U.S. Treasury                               $      293           $      8,292           $     24,277
U.S. government agencies                        35,746                 71,286                 95,409
Municipal obligations                          148,545                159,977                165,891
Mortgage-backed securities                      37,749                 69,896                 81,340
CMOs                                            58,508                102,167                136,286
Other debt securities                            6,529                  6,159                  6,103
                                    -------------------  --------------------- ----------------------
                                           $   287,370           $    417,777           $    509,306
                                    ===================  ===================== ======================

        The amortized cost, yield and fair value of securities classified as held-to-maturity at December 31,
2001, by contractual maturity, were as follows (amounts in thousands):

                                               Over One      Over Five
                                 One Year        Year          Years          Over                                    Weighted
                                    or          Through       Through         Ten                         Fair         Average
                                   Less       Five Years     Ten Years       Years         Total          Value         Yield
                                ------------  ------------  -------------  -----------  -------------  ------------  ------------
U.S. Treasury                        $    -       $     -       $    293       $    -       $    293      $    302         8.52%
U.S. government agencies              5,947        16,640          2,344       10,815         35,746        36,618         5.96
Municipal obligations                 9,379        37,393         71,265       30,508        148,545       150,614         4.85
Mortgage-backed securities                2         2,073         19,597       16,077         37,749        38,910         6.99
CMOs                                  2,298        28,045         13,404       14,761         58,508        59,677         6.37
Other debt securities                 1,000         5,508              -           21          6,529         6,529         5.60
                                ------------  ------------  -------------  -----------  -------------  ------------
                                   $ 18,626     $  89,659      $ 106,903     $ 72,182      $ 287,370     $ 292,650         5.59%
                                ============  ============  =============  ===========  =============  ============

Fair Value                         $ 18,872     $  92,192      $ 108,862     $ 72,724      $ 292,650

Weighted Average Yield                5.76%         5.64%          5.38%        5.81%          5.59%

Loan Portfolio:

        The Banks’ primary lending focus is to provide commercial, consumer and real estate loans to consumers and to small and middle market businesses in their respective market areas. Diversification in the loan portfolio is a means of reducing the risks associated with economic fluctuations. The Banks have no significant concentrations of loans to particular borrowers or loans to any foreign entities.

        Loan underwriting standards and loan loss allowance maintenance further reduces the impact of credit risk to the Company. Loans are underwritten on the basis of cash flow capacity and collateral market value. Generally, real estate mortgage loans are made when the borrower produces sufficient cash flow capacity and equity in the property to offset historical market devaluations. The loan loss allowance adequacy is tested quarterly based on historical losses through different economic cycles and projected future losses specifically identified.

        The following table sets forth, for the periods indicated, the composition of the loan portfolio of the Company:

                                                                                     Loan Portfolio
                                                                            ---------------------------------

                                                                             December 31,
                                              -------------------------------------------------------------------------------------
                                                 2001           2000                1999              1998                 1997
                                              ----------     ------------       ------------     ------------          ------------
                                                                            (in thousands)

Real estate:
  Residential mortgages 1-4 family          $   458,372      $   410,716        $   342,443      $   244,150           $   260,132
  Residential mortgages multifamily              21,875           20,510             18,939           12,220                10,881
  Home equity lines/loans                        56,887           42,644             29,549            8,815                10,814
  Construction and development                  184,750          171,009            136,179           73,789                55,454
Nonresidential                                  398,704          328,005            309,488          143,445               139,332
Commercial, industrial and other                308,306          281,701            214,041          224,686               177,379
Consumer                                        435,205          396,112            417,594          544,137               513,362
Lease financing and depository
  Institutions                                   23,632           27,394             24,727           17,324                16,327
Political subdivisions                                -           21,755             24,687           21,069                16,889
Credit cards and other revolving credit           12,333           11,393             40,789           40,649                44,785
                                            ------------     ------------       ------------      -----------        --------------
                                              1,900,064        1,711,239          1,558,436        1,330,284             1,245,355
  Less, unearned income                          10,025           11,398             16,915           24,729                24,726
                                           -------------    -------------      -------------    -------------         -------------
  Net loans                                $  1,890,039     $  1,699,841       $  1,541,521     $  1,305,555          $  1,220,629
                                           =============    =============      =============    =============         =============

        The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio of the Company:

                                                                   Loan Maturity Schedule

                                                   December 31, 2001                                     December 31, 2000
                        ------------------------------------------------------- ----------------------------------------------------
                                                     Maturity                                             Maturity
                                                       Range                                                Range
                            ----------------------------------------------------- -------------------------------------------------
                                         After One                                             After One
                               Within     Through      After Five                   Within      Through     After Five
                              One Year   Five Years       Years        Total       One Year   Five Years      Years         Total
                            ----------- -----------    ----------   -----------   ---------   ----------   -----------   -----------
                                                                                     (in thousands)

Commercial, industrial
and other                    $ 133,871   $ 142,394      $ 27,736     $ 304,001    $127,560    $ 117,959      $ 36,182    $  281,701
Real estate -construction      129,790      41,485        11,091       182,366     133,923       29,262         7,824       171,009
All other loans                446,735     682,419       284,543     1,413,697     449,766      588,779       219,984     1,258,529
                            -----------  ----------    ----------   -----------   ---------   ----------   -----------   -----------
Total loans                   $710,396    $866,298      $323,370     1,900,064   $ 711,249    $ 736,000      $263,990    $1,711,239
                           ===========  ==========    ==========   ===========   =========   ==========   ===========   ===========

        The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is shown below:

                                                                 Loan Sensitivity to Changes in
                                                                         Interest Rates

                                                                                    December 31,
                                                              --------------------------------------
                                                                     2001                2000
                                                              -------------------   ----------------
                                                                                   (in thousands)
Commercial, industrial, and real estate construction
  maturing after one year:
    Fixed rate                                                        $  180,624          $ 170,631
    Floating rate                                                         42,082             20,596
Other loans maturing after one year:
    Fixed rate                                                           778,057            754,859
    Floating rate                                                        188,905             53,904
                                                             -------------------   ----------------
Total                                                                $ 1,189,668          $ 999,990
                                                             ===================   ================

Nonperforming Assets:

        The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans and real estate owned. Loans past due 90 days or more and still accruing are also disclosed.

                                                                                      December 31,
                                                   ---------------------------------------------------------------------
                                                      2001          2000           1999          1998           1997
                                                   ------------  ------------   ------------  ------------   -----------
                                                                                 (Amounts in thousands)
Nonaccrual loans:
  Real estate                                         $ 14,358      $  7,856       $  5,129      $  2,459      $  2,869
  Commercial, industrial and other                       2,877         2,296          1,236         1,023           650
  Consumer, credit card and other
     revolving credit                                       93            30            536         1,120           378
  Lease financing                                            -             -              -             -             1
  Depository institutions                                    -             -              -             -             -
  Political subdivisions                                     -             -              -             -             -
Restructured loans                                           -             -            152         1,332         2,822
                                                   ------------  ------------   ------------  ------------   -----------
Total nonperforming loans                               17,328        10,182          7,053         5,934         6,720
Acquired real estate owned                                   -             -              -             -           435
Real estate owned and repossessions                      3,003         1,492          1,616         2,245         1,923
                                                   ------------  ------------   ------------  ------------   -----------
Total nonperforming assets                            $ 20,331     $  11,674       $  8,669      $  8,179      $  9,078
                                                   ============  ============   ============  ============   ===========
Loans 90+ days past due and still accruing           $  12,591      $  9,277       $  4,442      $  2,907      $  5,423
                                                   ============  ============   ============  ============   ===========
Ratios (%):
  Nonperforming loans to net loans                        0.92          0.60           0.46          0.45          0.55
  Nonperforming assets to net loans and
    real estate owned                                     1.07          0.69           0.56          0.63          0.74
  Nonperforming loans to average net loans                0.97          0.63           0.49          0.48          0.56
  Allowance for loan losses to nonperforming
   Loans                                                   199           281            365           367           313

        The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as “nonaccrual” was $735,000, $686,000, $462,000, $424,000 and $220,000 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

        Interest actually received on nonaccrual loans was not material. The amount of interest recorded on restructured loans did not differ significantly from the interest that would have been recorded under the original terms of those loans.

Analysis of Allowance for Loan Losses:

        The allowance for loan losses is a valuation account available to absorb losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt. Periodically during the year management estimates the probable level of future losses to determine whether the allowance is adequate to absorb reasonably foreseeable anticipated losses in the existing portfolio based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay and the estimated value of any underlying collateral and current economic conditions. All commercial loans in lending relationships with an aggregate balance of $250,000 or more are risk rated and evaluated on an individual basis, as well as, all consumer and mortgage real estate loans with a balance of $100,000 or more. All consumer and mortgage real estate loans under $100,000 are risk rated as pools of homogeneous loans and classified according to past due status. Commercial loans are reviewed for impairment at the time a loan is no longer current or at the time management is made aware of a degradation in a borrower’s financial status or a deficiency in collateral. Loss factors recommended by the Banks’ regulators are applied to loans graded by standard loan classifications in determining a general allowance. Unclassified loans are categorized and reserved for at the greater of a five-year average net charge-off ratio or a minimum threshold stated as a percentage of loans outstanding. The allowance for loan loss stated as a percentage of period end loans, used in conjunction with the evaluation of current and anticipated economic conditions, composition of the Company’s present loan portfolio, and trends in both delinquencies and nonaccruals, is a measurement standard utilized by management in determining the adequacy of the allowance. The unallocated portion of the allowance for loan losses is available to compensate for the uncertainties in estimating the potential losses.

        The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                                           At and For The Years Ended December 31,
                                                    -------------------------------------------------------------------------------
                                                      2001             2000             1999             1998           1997
                                                    ------------  ---------------  ---------------- ---------------- --------------
                                                                                   (in thousands)

Net loans outstanding at end of period              $ 1,890,039     $  1,699,841      $  1,541,521      $ 1,305,555    $ 1,220,629
                                                    ============  ===============  ================ ================ ==============

Average net loans outstanding                       $ 1,792,559     $  1,611,046       $ 1,452,305     $  1,243,617   $  1,201,381
                                                    ============  ===============  ================ ================ ==============

Balance of allowance for loan losses
  at beginning of period                             $   28,604       $   25,713        $   21,800       $   21,000     $   19,800
Loans charged-off:
  Real estate                                             1,371               80                85               26             22
  Commercial                                              1,205            2,380             3,112            1,076            997
  Consumer, credit cards and other
    revolving credit                                     13,708           11,225             8,999            7,800          9,319
  Lease financing                                            14               34                 5               20             49
  Depository institutions                                     -                -                 -                -              -
  Political subdivisions                                      -                -                 -                -              -
                                                    ------------  ---------------  ---------------- ---------------- --------------
  Total charge-offs                                      16,298           13,719            12,201            8,922         10,387
                                                    ------------  ---------------  ---------------- ---------------- --------------
Recoveries of loans previously
  charged-off:
  Real estate                                               478                1                 5                5              5
  Commercial                                                288              462               809              540            646
  Consumer, credit cards and other
    revolving credit                                      3,920            3,685             2,796            2,221          2,850
  Lease financing                                             1                -                 1                -              1
  Depository institutions                                     -                -                 -                -              -
  Political subdivisions                                      -                -                 -                -              -
                                                    ------------  ---------------  ---------------- ---------------- --------------
  Total recoveries                                        4,687            4,148             3,611            2,766          3,502
                                                    ------------  ---------------  ---------------- ---------------- --------------
  Net charge-offs                                        11,611            9,571             8,590            6,156          6,885
  Provision for loan losses                               9,082           12,609             8,688            6,956          7,253
  Balance acquired through acquisition & other        8,342            (147)             3,815                -            832
                                                    ------------  ---------------  ---------------- ---------------- --------------
  Balance of allowance for loan losses
    at end of period                                 $   34,417       $   28,604        $   25,713       $   21,800     $   21,000
                                                    ============  ===============  ================ ================ ==============

        The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:
                                                                               At and For The Years Ended December 31,
                                                  ----------------------------------------------------------------------
                                                     2001           2000          1999           1998           1997
                                                  ------------   -----------   ------------   -----------    -----------
Ratios (%):
  Net charge-offs to average net loans                   0.65          0.59           0.59          0.50           0.57
  Net charge-offs to period-end net loans                0.61          0.56           0.56          0.47           0.56
  Allowance for loan losses to average net loans         1.92          1.78           1.77          1.75           1.75
  Allowance for loan losses to period-end net loans      1.82          1.68           1.67          1.67           1.72
  Net charge-offs to loan loss allowance                33.74         33.46          33.41         28.24          32.79
  Net charge-offs to loan loss provision               127.85         75.91          98.87         88.47          94.93

        An allocation of the loan loss allowance by major loan category is set forth in the following table.
Except for an increase in the outstanding loan portfolio balance, there were no relevant variations in loan concentrations, quality or terms.  The allocation is not necessarily indicative of the category of future losses, and the full allowance at December 31, 2001 is available to absorb losses occurring in any category of loans.

                                                                       December 31,
                        ------------------   -------------------   -------------------  -------------------  -----------  -------
                                   2001                  2000                  1999                 1998                  1997
                        ------------------    ------------------    ------------------   ------------------   ----------  -------                        Allowance  % of       Allowance  % of       Allowance  % of      Allowance  % of      Allowance    % of
                          for      Loans        for      Loans        for      Loans       for      Loans       for       Loans
                          Loan     to Total     Loan     to Total     Loan     to Total    Loan     to Total    Loan      to Total
                         Losses    Loans       Losses    Loans       Losses    Loans      Losses    Loans      Losses     Loans
                        --------- --------    --------- --------    --------- --------   --------- --------   ---------   --------
                                                                                 (amou  nts in thousands)

Real estate               $6,701    42.73        $5,700   57.26        $4,300   53.68       $2,500   36.26      $2,500     38.30
Commercial, industrial
  and other                14,380    22.13        8,200    19.39        7,900    16.71       7,000    19.78       5,900     16.91
Consumer                    9,787    35.02       10,744    22.64       10,200    26.99       9,200    40.90       9,300     41.22
Credit card                    61     0.12          700     0.71        1,000     2.62       1,000     3.06       1,200      3.57
Unallocated                 3,488        -        3,260        -        2,313        -       2,100        -       2,100         -
                        --------- --------    --------- --------    --------- --------   --------- --------   ---------   -------
                         $34,417   100.00      $28,604   100.00      $25,713   100.00     $21,800   100.00     $21,000    100.00
                        ========= ========    ========= ========    ========= ========   ========= ========   =========   =======
Deposits and Other Debt Instruments:

        The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rate paid on each category of deposits:

                               -------------------------------  ---------------------------------  ---------------------------------
                                             Percent                            Percent                            Percent
                                 Average       of       Rate      Average         of       Rate      Average         of       Rate
                                 Balance    Deposits     (%)      Balance      Deposits     (%)      Balance      Deposits     (%)
                               ------------ ---------- -------  -------------  ---------- -------  -------------  ---------- -------
                                                                                   (amounts in
                                                                                     thousands)

Non-interest bearing accounts $ 562,989       19.96       -      $ 537,057       21.67       -      $ 562,552       22.45       -
NOW accounts                    195,079        6.92    1.76        219,511        8.86    2.30        234,231        9.35    2.91
Money market and other                           -                                  -                                  -
    savings accounts            917,024       32.51    2.74        761,855       30.75    3.62        788,030       31.45    3.04
Time deposits                 1,145,259       40.61    5.47        959,493       38.72    5.62        920,718       36.75    5.02
                             -----------  ----------          -------------  ----------          -------------  ----------
                             $2,820,351      100.00             $2,477,916      100.00             $2,505,531      100.00
                             ===========  ==========          =============  ==========          =============  ==========

        The Banks traditionally price their deposits to position themselves competitively with the local market. The Banks’ policy is not to accept brokered deposits.

        Time certificates of deposit of $100,000 and greater at December 31, 2001 had maturities as follows:

                                                   December 31, 2001
                                                  ------------------
                                                   (in thousands)

Three months or less                                 $    172,422
Over three through six months                             113,783
Over six months through one year                           72,877
Over one year                                              59,482
                                                   ---------------
Total                                                    $418,564
                                                   ===============

Short-Term Borrowings:

        The following table sets forth certain information concerning the Company’s short-term borrowings, which consist of federal funds purchased and Federal Home Loan Bank (“FHLB”) advances as well as securities sold under agreements to repurchase.

                                                                           Years Ended December 31,
                                                            ----------------------------------------------
                                                                    2001            2000           1999
                                                              ---------------  -------------- --------------
                                                                         (amounts in thousands)
Federal funds purchased and FHLB advances:
  Amount outstanding at period-end                                    $125              $0        $50,000
  Weighted average interest at period-end                            1.30%           0.00%          5.85%
  Maximum amount at any month-end during period                      2,000          17,700         98,000
  Average amount outstanding during period                           1,316          41,282         28,275
  Weighted average interest rate during period                       3.58%           5.89%          5.07%

Securities sold under agreements to repurchase:
  Amount outstanding at period-end                                $161,208        $144,561       $213,773
  Weighted average interest at period-end                            1.45%           5.42%          5.89%
  Maximum amount at any month end during-period                    195,905         180,767        213,773
  Average amount outstanding during period                         159,511         157,633        136,255
  Weighted average interest rate during period                       3.29%           4.46%          4.02%
Liquidity:

        Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets into cash or accessing new or existing sources of incremental funds. The principal sources of funds that provide liquidity are customer deposits, payments of interest and principal on loans, maturities in and sales of investment securities, earnings and borrowings. At December 31, 2001, cash and due from banks and securities available-for-sale were in excess of 41.1% of total deposits.

        The Company depends upon the dividends paid to it from the Banks as a principal source of funds for its debt service and dividend requirements. At December 31, 2001, the Banks had approximately $130 million available for dividends to the Company.

Capital Resources:

         The information under the caption "Notes to Consolidated Financial Statements" on page 26, Note 8 - Common Stockholders' Equity of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

Impact of Inflation:

        The Company’s non-interest income and expenses can be affected by increasing rates of inflation; however, unlike most industrial companies, the assets and liabilities of financial institutions such as the Banks are primarily monetary in nature. Interest rates, therefore, have a more significant impact on the Banks’ performance than the effect of general levels of inflation on the price of goods and services.

Forward Looking Statements

        Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. In addition to historical information, this report contains forward-looking statements and information which are based on management’s beliefs, plans, expectations and assumptions and on information currently available to management. Forward-looking statements and information presented reflects management’s views and estimates of future economic circumstances, industry conditions, Company performance and financial results. The words “may”, “should”, “expect”, “anticipate”, “intend”, “plan”, “continue”, “believe”, “seek”, “estimate” and similar expressions used in this report do not relate to historical facts and are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 “Business” and in Item 7 “Management’s Discussion and Analysis”. All phases of the Company’s operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company’s other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove accurate.

ITEM 2 - PROPERTIES

        The Company’s main offices are located at One Hancock Plaza, Gulfport, Mississippi. The building has fourteen stories, of which seven are utilized by the Company. The remaining seven stories are presently leased to outside parties.

         Title to the following banking offices in Mississippi and Louisiana is owned in fee (number of locations shown in parenthesis):

Albany, LA                         (1)                 Long Beach, MS                (2)
Alexandria, LA                     (2)                 Loranger, LA                  (1)
Baker, LA                          (1)                 Lyman, MS                     (1)
Baton Rouge, LA                   (13)                 Mamou, LA                     (1)
Bay St. Louis, MS                  (2)                 Mandeville, LA                (1)
Biloxi, MS                         (3)                 Moss Point, MS                (1)
Bogalusa, LA                       (1)                 Oakdale, LA                   (1)
Boyce, LA                          (1)                 Ocean Springs, MS             (2)
Bunkie, LA                         (1)                 Pascagoula, MS                (4)
Covington, LA                      (1)                 Pass Christian, MS            (1)
Denham Springs, LA                 (3)                 Petal, MS                     (1)
D'Iberville, MS                    (1)                 Picayune, MS                  (1)
Escatawpa, MS                      (1)                 Pineville, LA                 (1)
Eunice, LA                         (2)                 Poplarville, MS               (1)
Franklinton, LA                    (1)                 Prentiss, MS                  (1)
Gautier, MS                        (1)                 Purvis, MS                    (2)
Glenmora, LA                       (1)                 St. Francisville, LA          (1)
Gulfport, MS                       (6)                 Sumrall, MS                   (1)
Hineston, LA                       (1)                 Ville Platte, LA              (1)
Hammond, LA                        (2)                 Vancleave, MS                 (1)
Hattiesburg, MS                    (2)                 Walker, LA                    (1)
Independence, LA                   (1)                 Waveland, MS                  (1)

       The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms of from four to forty-nine years including renewal options (number of locations shown in parenthesis):

Baton Rouge, LA              (4)       Opelousas, LA            (1)
Bay St. Louis, MS            (3)       Pascagoula, MS           (1)
Biloxi, MS                   (1)       Picayune, MS             (2)
Diamondhead, MS              (1)       Ponchatoula, LA          (1)
Gulfport, MS                 (5)       Saucier, MS              (1)
Hammond, LA                  (1)       Slidell, LA              (1)
Hattiesburg, MS              (2)       Springfield, LA          (1)
Mandeville, LA               (1)

        In addition to the above, Hancock Bank MS owns land and other properties acquired through foreclosures of loan collateral. The major item is approximately 3,700 acres of timber land in Hancock County, Mississippi, which Hancock Bank MS acquired by foreclosure in the 1930‘s.

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

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

        The information under the caption “Market Information” on page 8 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

        The information under the caption “Financial Highlights” on pages 6 and 7 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 36 through 45 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption “Asset/Liability Management” on pages 40 and 41 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the Company and subsidiaries, and the independent auditors’ report, appearing on Pages 6 through 45 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by reference:

        Financial Highlights on Pages 6 through 8
        Independent Auditors' Report on Page 9
        Consolidated Balance Sheets on Page 16
        Consolidated Statements of Earnings on Page 17
        Consolidated Statements of Stockholders' Equity on Page 18
        Consolidated Statements of Comprehensive Earnings on Page 18
        Consolidated Statements of Cash Flows on Page 19
        Notes to Consolidated Financial Statements on Pages 20 through 35
        Management's Discussion and Analysis of Financial Condition
               And Results of Operations on Pages 36 through 45
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in the two most recent fiscal years nor has there been any disagreements with the Company’s independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning directors who are not also executive officers of the registrant, see “Election of Directors” (Pages 3-7) in the Proxy Statement for the Annual Meeting of Shareholders held February 28, 2002, which was filed by the Registrant in definitive form with the Commission on January 31, 2002 and is incorporated herein by reference.

        Information concerning executive officers of the registrant is listed below.

Leo W. Seal, Jr.

        Director of the Company since 1984. President, Hancock Bank, Gulfport, Mississippi since 1963; President and Chief Executive Officer, Hancock Holding Company, 1984; through 2000, Advisory Director, Hancock Bank of Louisiana since 1993. Mr. Seal has been employed with Hancock Bank since 1947. He was elected to the Board of Directors of Hancock Bank in 1961 and named President in 1963. In 1977, he was named President and Chief Executive Officer of Hancock Bank.

George A. Schloegel

        Director of Company since 1984. President and Chief Executive Officer, Hancock Holding Company since 2000; President, Hancock Bank, Gulfport, Mississipi, 1990, Vice Chairman of the Board of Hancock Holding Company since 1984; Director of Hancock Bank of Louisiana, since 1990; Director of Mississippi Power Company, Gulfport, Mississippi. Mr. Schloegel was employed part-time with Hancock Bank from 1956-1959 and began full-time employment in 1962. He served in various capacities until being named President in 1990.

A. Hartie Spence

        President, Hancock Bank of Louisiana since 1997, Chairman of the Board, Hancock Bank of Louisiana 1996. Prior to that Mr. Spence served as President, Calcasieu Marine National Bank, Calcasieu, Louisiana from 1987 to 1996.

Charles A. Webb, Jr.

        Executive Vice President and Secretary, Hancock Holding Company since 1992; Director Hancock Bank since 1995; Executive Vice President, Hancock Bank since 1977; Director, Hancock Bank of Louisiana since 1990. Mr. Webb has been employed with Hancock Bank since 1948. He served as Vice President and Secretary of the Company from 1984 until 1992.

James R. Ginn

        Chief Credit Officer, Hancock Holding Company and Hancock Bank since 2000; Executive Vice President and Mississippi Region Head, Hancock Bank since 1996. Mr. Ginn joined Hancock Bank in 1962, and has served in the capacities of Assistant Cashier, Branch Officer and Division Coordinator.

Robert E. Easterly

        Executive Vice President, Hancock Bank of Louisiana since 1995; President and Chief Executive Officer, First National Bank of Denham Springs from 1981-1996; Chairman of the Board, First National Bank of Denham Springs from 1993-1996; Director, Hancock Bank since 1995.

Carl J. Chaney

        Chief Financial Officer, Hancock Holding Company and Hancock Bank since 1998; Executive Vice President, Hancock Holding Company and Hancock Bank in 2001; Senior Vice President, Hancock Holding Company and Hancock Bank from 1999 to 2001. Prior to Mr. Chaney joining Hancock, he was Director and Shareholder of the law firm, Watkins Ludlam Winter & Stennis, P.A., Jackson Mississippi from 1995 to 1998, where he specialized in Investment Banking and Merger and Acquisitions in the Banking Industry.

John M. Hairston

        Chief Operating Officer, Hancock Holding Company and Hancock Bank since 1997; Executive Vice President, Hancock Holding Company and Hancock Bank in 2001; Senior Vice President, Hancock Holding Company and Hancock Bank from 1996 to 2001; Vice President, Hancock Bank from 1994 to 1995; Senior Operations Officer, Hancock Holding Company from 1994 to 1996. Prior to Mr. Hairston joining Hancock, he was a Manager with Financial Services Consulting, a Division of Andersen Consulting, headquartered in Chicago, Illinois.

Richard T. Hill

        Senior Vice President and Louisiana Retail Banking Executive, Hancock Bank of Louisiana, since June 1998; Executive Vice President and Retail Banking Executive, City National Bank (a subsidiary of First Commerce Corporation), November 1993 -June 1998.

Clifton J. Saik

        Senior Vice President and Director, Trust and Financial Services Group, Hancock Bank since July 1998. Prior to coming to Hancock Bank, Mr. Saik served in the following capacities at First Commerce Corporation, New Orleans, Louisiana: Executive Vice President and Director, Card Services; CEO, Marquis Insurance Agency, L.L.C.; and Member, Marquis Investments, L.L.C. Management Committee, June 1997 – June 1998; Executive Vice President and Director, Trust and Retail Brokerage Services Group, Senior Vice President and Director, Trust Group; October 1994 to June 1997; Senior Vice President and Senior Trust Officer, October 1992 to October 1994.

Robert G. Chatham

         Vice President and Auditor, Hancock Holding Company since 1995. Mr. Chatham was employed by Hancock Bank in 1979 as staff auditor, and served in various auditing capacities for the Company before being named as Bank Auditor in 1988.

ITEM 11 - EXECUTIVE COMPENSATION

        For information concerning this item see “Executive Compensation” (pages 11-18) in the Proxy Statement for the Annual Meeting of Shareholders held February 28, 2002, which was filed by the Registrant in definitive form with the Commission on January 31, 2002 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        For information concerning this item see “Security Ownership of Certain Beneficial Owners” (page 9) and “Security Ownership of Management” (page 10) in the Proxy Statement for the Annual Meeting of Shareholders held February 28, 2002, which was filed by the Registrant in definitive form with the Commission on January 31, 2002 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For information concerning this item see “Certain Transactions and Relationships” (Page 18) in the Proxy Statement for the Annual Meeting of Shareholders held February 28, 2002, which was filed by the Registrant in definitive form with the Commission on January 31, 2002 and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Hancock Holding Company and Consolidated Subsidiaries
(a) 1. and 2. Consolidated Financial Statements: The following have been incorporated herein from the Company's 2001 Annual Report to Stockholders and are incorporated herein by reference:
     - Independent Auditors' Report
     - Consolidated Balance Sheets as of December 31, 2001 and 2000
     - Consolidated Statements of Earnings for the three years ended December 31, 2001
     - Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001 -
     - Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2001
     - Consolidated Statements of Cash Flows for the three years ended December 31, 2001
     - Notes to Consolidated Financial Statements for the three years ended December 31, 2001
     - Financial Highlights at and as of each ofthe five years ended December 31, 2001

        All other financial statements and schedules are omitted as the required information is inapplicable or the required information is presented in the consolidated financial statements or related notes.

(a) 3. Exhibits:

   (2.1)       Agreement and Plan of Merger between Hancock Holding Company and Lamar Capital Corporation dated
               February 21, 2001 (Appendix C to the Prospectus contained in the S-4 Registration Statement
               333-60280 filed on May 4, 2001 and incorporated by reference herein).

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

 (10.10)       Bond Purchase Agreement dated as of February 23, 1989 among Hancock Bank, J. C. Bradford & Co. and
               City of Gulfport, Mississippi (filed as Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

   (13)        Annual Report to Stockholders for year ending December 31, 2001 furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

   (21)        Proxy Statement for the Registrant's Annual Meeting of Shareholders on February 28, 2001 (deemed "filed"
               for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

   (22)        Subsidiaries of the Registrant.

                                                      Jurisdiction              Holder of
           Name                                      of Incorporation        Outstanding Stock (1)
           ----                                     -------------------     ----------------------------
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
               Not applicable.

 (d):
               Not applicable.

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HANCOCK HOLDING COMPANY

DATE    March 27, 2002                                                  /s/ George A. Schloegel
                                                                       by George A. Schloegel, Vice Chairman
                                                                       and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Leo W. Seal, Jr.                       President,                                  March 27, 2002
 Leo W. Seal, Jr.                           Director

 /s/ Joseph F. Boardman, Jr.                Chairman of the Board,                      March 27, 2002
 Joseph F. Boardman, Jr.                    Director

 /s/ George A. Schloegel                    Vice Chairman of the Board,                 March 27, 2002
 George A. Schloegel                        Director,
                                            Chief Executive Officer

                                            Director, Emeritus                          March 27, 2002
 Thomas W. Milner, Jr.

 /s/ Homer C. Moody, Jr.                    Director , Emeritus                         March 27, 2002
 Dr. Homer C. Moody, Jr.

                                            Director                                    March 27, 2002
 James B. Estabrook, Jr.

                                            Director                                    March 27, 2002
 Charles H. Johnson

/s/ L. A. Koenenn, Jr.                      Director, Emeritus                          March 27, 2002
 L. A. Koenenn, Jr.

                                            Director, Emeritus                          March 27, 2002
 Victor Mavar

 /s/ Christine L. Smilek                    Director                                    March 27, 2002
 Christine L. Smilek

(signatures continued)

 /s/ Frank E. Bertucci                               Director                                    March 27, 2002
 Frank E. Bertucci

 /s/ James H. Horne                                  Director                                    March 27, 2002
 James H. Horne

 /s/ Carl J. Chaney                                  Executive Vice President and                March 27, 2002
 Carl J. Chaney                                      Chief Financial Officer

                                                     Director                                    March 27, 2002
 Robert W. Roseberry

Exhibit (23)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statements of Hancock Holding Company on Form S-8 (No. 2-99863) and on Form S-3 (No. 33-31782) of our report dated January 17, 2002 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2001.

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 27, 2002