Form 10-Q
period 2002-03-31
HANCOCK HOLDING CO
filed 2002-05-15
CIK 750577

                            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549

                                                FORM 10-Q

      X      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
    -----

    -----    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ending        March 31, 2002
                    -------------------------------------------------------

Commission File Number     0-13089
                       ---------------------------------------------------

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

10,581,795 Common Shares were outstanding as of April 30, 2002 for financial statement purposes.

                                         HANCOCK HOLDING COMPANY
                                         -----------------------

                                                  INDEX
                                                  -----

PART I.  FINANCIAL INFORMATION                                             PAGE NUMBER
-------------------------------                                            -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  March 31, 2002 and December 31, 2001                                               3

  Condensed Consolidated Statements of Earnings --
  Three Months Ended March 31, 2002 and 2001                                         4

  Condensed Consolidated Statements of Cash Flows --
  Three Months Ended March 31, 2002 and 2001                                         5

  Notes to Condensed Consolidated Financial Statements                               6

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                      7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                 11

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders                        12

ITEM 6.  Exhibits and Reports on Form 8-K                                           13

SIGNATURES                                                                          14
----------

                                HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                ----------------------------------------
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                  -------------------------------------

                                         (amounts in thousands)

                                                                    (Unaudited)
                                                                      March 31,           December 31,
                                                                        2002                 2001 *
                                                                  -----------------    ------------------
ASSETS:
   Cash and due from banks (non-interest bearing)                  $      140,961       $       164,808
   Interest-bearing time deposits with other banks                          9,664                 8,433
   Securities available for sale (amortized cost of
      $1,182,977 and $1,078,129)                                        1,186,511             1,085,425
   Securities held to maturity (fair value of $267,997
      and $292,650)                                                       263,201               287,370
   Federal funds sold                                                     187,959                92,000
   Loans, net of unearned income                                        1,879,720             1,890,039
      Less: Allowance for loan losses                                     (31,585)              (34,417)
                                                                 -----------------      ----------------
         Loans, net                                                     1,848,135             1,855,622
   Property and equipment, net of accumulated
      depreciation of $65,144 and $62,912                                  68,090                66,266
   Other real estate, net                                                   5,718                 3,003
   Accrued interest receivable                                             27,123                27,860
   Goodwill and other intangibles                                          53,807                53,910
   Other assets                                                            33,604                35,148
                                                                 -----------------     -----------------
         TOTAL ASSETS                                              $    3,824,773      $      3,679,845
                                                                  =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Deposits:
      Non-interest bearing demand                                  $      629,844      $        624,058
      Interest-bearing savings, NOW, money market
         and time                                                       2,532,085             2,415,676
                                                                  -----------------    -----------------
            Total deposits                                              3,161,929             3,039,734
   Federal funds purchased                                                  1,550                   125
   Securities sold under agreements to repurchase                         171,186               161,208
   Other liabilities                                                       28,870                22,556
   Long-term notes                                                         51,487                51,606
                                                                  -----------------    -----------------
         TOTAL LIABILITIES                                              3,415,022             3,275,229

STOCKHOLDERS' EQUITY:
   Preferred Stock-$20 par value per share; 50,000,000
      shares authorized and 1,658,564 shares issued                        37,069                37,069
   Common Stock-$3.33 par value per share; 75,000,000
      shares authorized and 11,072,770 issued                              36,872                36,872
   Capital surplus                                                        196,244               196,169
   Retained earnings                                                      148,680               141,099
   Unrealized gain on securities available for
      sale, net                                                             2,297                 4,742
   Unearned compensation                                                     (916)                 (433)
   Treasury stock                                                         (10,495)              (10,902)
                                                                  -----------------    -----------------
         TOTAL STOCKHOLDERS' EQUITY                                       409,751               404,616
                                                                  -----------------    -----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    3,824,773    $        3,679,845
                                                                  =================    =================

*  The balance sheet at December 31, 2001 has been taken from the audited balance sheet at that date
   See notes to condensed consolidated financial statements.

                                HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                ----------------------------------------
                              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              ---------------------------------------------
                                               (UNAUDITED)
                                                ---------
                                 (amounts in thousands except per share)

                                                                      Three Months Ended March 31,
                                                                    ----------------------------------
                                                                         2002                2001
                                                                    --------------       -------------
INTEREST INCOME:
  Loans                                                                 $   38,814          $   39,188
  U. S. Treasury securities                                                    353               1,073
  Obligations of U. S. government agencies                                   6,406               4,886
  Obligations of states and political subdivisions                           2,755               2,379
  Mortgage-backed securities                                                 1,634               1,935
  CMOs                                                                       6,448               3,759
  Federal funds sold                                                           521               2,357
  Other investments                                                            674                 487
                                                                    --------------       -------------
      Total interest income                                                 57,605              56,064
                                                                    --------------       -------------

INTEREST EXPENSE:
  Deposits                                                                  18,186              24,266
  Federal funds purchased and securities sold
    under agreements to repurchase                                             536               1,712
  Notes and other interest-bearing liabilities                                 598                  78
                                                                    --------------       -------------
      Total interest expense                                                19,320              26,056
                                                                    --------------       -------------

NET INTEREST INCOME                                                         38,285              30,008
Provision for loan losses                                                    5,329               2,032
                                                                    --------------       -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         32,956              27,976
                                                                    --------------       -------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                        9,448               6,643
  Other service charges, commissions and fees                                4,837               3,104
  Other                                                                      3,105               2,419
                                                                    --------------       -------------
      Total non-interest income                                             17,390              12,166
                                                                    --------------       -------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                            19,066              15,723
  Net occupancy expense of premises                                          2,037               1,822
  Equipment rentals, depreciation and maintenance                            1,888               1,841
  Amortization of intangibles                                                  188                 909
  Other                                                                     10,417               7,321
                                                                    --------------       -------------
      Total non-interest expense                                            33,596              27,616
                                                                    --------------       -------------

EARNINGS BEFORE INCOME TAXES                                                16,750              12,526
Income taxes                                                                 5,329               3,922
                                                                    --------------       -------------
NET EARNINGS                                                                11,421               8,604
PREFERRED DIVIDEND REQUIREMENT                                                 663                   -
                                                                    --------------       -------------
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS                           $   10,758         $     8,604
                                                                    ==============       =============
BASIC EARNINGS PER COMMON SHARE                                       $       1.02        $       0.80
                                                                    ==============       =============
DILUTED EARNINGS PER COMMON SHARE                                     $       1.00        $       0.80
                                                                    ==============       =============
DIVIDENDS PAID PER COMMON SHARE                                       $       0.30        $       0.28
                                                                    ==============       =============

                                                                    ==============       =============
WEIGHTED AVG. COMMON SHARES OUTSTANDING-BASIC                               10,595              10,739
                                                                    ==============       =============
WEIGHTED AVG. COMMON SHARES OUTSTANDING-DILUTED                             11,402              10,756
                                                                    ==============       =============

See notes to condensed consolidated financial statements

                                HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                ----------------------------------------
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -----------------------------------------------
                                                UNAUDITED

                                         (amounts in thousands)

                                                                              Three Months Ended March 31,
                                                                       ------------------------------------------
                                                                             2002                     2001
                                                                       -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                       $      11,421            $       8,604
         Adjustments to reconcile net earnings to net
             cash provided by operating activities:
                 Depreciation                                                   1,536                    1,410
                 Amortization of software                                         546                      579
                 Provision for loan losses                                      5,329                    2,032
                 Provision for losses on real estate owned                        741                       41
                 Decrease in interest receivable                                  737                    1,357
                 Amortization of intangible assets                                188                      909
                 (Decrease) increase in interest payable                       (2,184)                   1,271
                 Other, net                                                    11,566                    2,152
                                                                       --------------            -------------

     Net cash provided by operating activities                                 29,880                   18,355
                                                                       --------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in interest-bearing time deposits                            (1,231)                  (1,779)
     Proceeds from maturities of securities held
         to maturity                                                           24,169                   30,054
     Purchase of securities held to maturity                                        -                        -
     Proceeds from maturities of securities available
         for sale                                                             353,883                   91,293
     Purchase of securities available for sale                               (458,731)                (194,166)
     Net increase in federal funds sold                                       (95,959)                (170,000)
     Net (increase) decrease in loans                                          (1,512)                  26,181
     Purchase of property, equipment and software, net                         (4,243)                  (1,573)
     Proceeds from sales of other real estate                                     318                      184
                                                                       --------------            -------------
         Net cash used in investing activities                               (183,306)                (219,806)
                                                                       --------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                 122,195                  181,371
     Dividends paid                                                            (3,900)                  (3,061)
     Net increase in federal funds purchased and
         securities sold under agreements to repurchase
         and other temporary funds                                             11,403                   27,038
     Reductions of long-term notes                                               (119)                    (139)
                                                                       ---------------          --------------

         Net cash provided by financing activities                            129,579                  205,209
                                                                       --------------            -------------

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                            (23,847)                   3,758

CASH AND DUE FROM BANKS, BEGINNING                                            164,808                  130,380
                                                                       --------------            -------------

CASH AND DUE FROM BANKS, ENDING                                         $     140,961          $       134,138
                                                                       ===============        ================

See notes to condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(At and For the Three Months Ended March 31, 2002 and 2001)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company’s 2001 Annual Report to Shareholders.

GOODWILL AND OTHER INTANGIBLES

        In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangibles”. These Statements provide that, among other things, (1) all business combinations on or after July 1, 2001 be accounted for as purchases, (2) any related goodwill on those acquisitions does not require amortization, but is subject to a periodic impairment test and that (3) goodwill on any of the Company’s acquisitions prior to July 1, 2001 not be amortized after January 1, 2002, but is subject to a periodic impairment test. The Company has performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at December 31, 2001. No impairment loss, therefore, was recorded on January 1, 2002. There was no amortization of goodwill recorded in the three months ended March 31, 2002. Amortization of goodwill by the Company amounted to approximately $3.6 million in the year ended December 31, 2001 and is not deductible for income tax purposes. The Company has approximately $5.5 million of other intangible assets that will continue to amortize.

COMPREHENSIVE EARNINGS

        Following is a summary of the Company's comprehensive earnings for the three months ended March 31, 2002 and 2001.

                                                                       (Amounts in thousands)
                                                                      Three Months Ended March 31,
                                                                  -------------------------------------
                                                                      2002                     2001
                                                                  ------------             ------------

Net earnings                                                       $  11,421               $    8,604

    Other comprehensive income(loss) (net of income tax):
    Unrealized holding (losses)/gains on
        securities available for sale                                (2,445)                    4,210
                                                                ------------             ------------
Total Comprehensive Earnings                                          $8,976                  $12,814
                                                                ============             ============
ACQUISITIONS

        On July 1, 2001 the Company acquired 100% of the common stock of Lamar Capital Corporation (LCC), Purvis, Mississippi and its subsidiaries, The Lamar Bank and Southern Financial Services, Inc. The acquisition was accounted for as a purchase and the results of LCC’s operations are included in the consolidated financial statements of the Company from the date of acquisition. LCC operated 9 banking offices in southern Mississippi. The Company acquired LCC in order to expand the geographic area in which its services are offered. The aggregate price was approximately $51.3 million, including cash of $14.2 million and 1,658,275 shares of manditorily redeemable convertible preferred stock with a fair value of $37.1 million at December 31, 2001.

        The unaudited pro forma consolidated results of operations give effect to the acquisition of LCC as though it had occurred on January 1, 2001 (in thousands, except per share data):

                                                                        Three Months Ended March 31,
                                                                         2002                 2001
                                                                    ------------         -------------

Interst Income                                                       $  57,605             $  63,836

Interest expense                                                        19,320                30,937

Provision for loan losses                                                5,329                 2,427
                                                                  ------------         -------------
   Net interest income after provision for loan losses                  32,956                30,472

Net earnings available to common stockholders                        $  10,758            $    8,327

Basic earnings per common share                                      $    1.02            $     0.78

Diluted earnings per common share                                    $    1.00            $     0.78

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides management’s analysis of certain factors which have affected the Company’s financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements.

CHANGES IN FINANCIAL CONDITION

Liquidity

        The Company manages liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and securities held to maturity and sales and maturities of securities available for sale.

        The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                               March 31,              December 31,
                                                2002                     2001
                                           -------------            -------------
Total securities to total deposits              45.85%                   45.16%

Total loans (net of unearned
    income) to total deposits                   59.45%                   62.18%

Interest-earning assets
    to total assets                             92.22%                   91.20%

Interest-bearing deposits
    to total deposits                           80.08%                   79.47%
Capital Resources

        The Company continues to maintain an adequate capital position. The ratios as of March 31, 2002 and December 31, 2001 are as follows:

                                                          2002                      2001
                                                     -------------            -------------

Average equity to average assets                          10.05%                   10.51%

Total capital to risk-weighted assets (2)                 17.40%                   15.99%

Tier 1 capital to risk-weighted assets (3)                16.12%                   14.74%

Leverage capital to average total assets (4)               8.44%                    9.49%

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

RESULTS OF OPERATIONS

Net Earnings

        Net earnings increased approximately $2.8 million or 32.75% for the first quarter of 2002 compared to the first quarter of 2001. Following is selected information for quarterly comparison:

                                                                Three Months Ended March 31,
                                                           -------------------------------------
                                                               2002                 2001
                                                           -------------        -------------

Results of Operations:

    Return on average assets                                   1.23%               1.12%

    Return on average equity                                  12.25%              10.12%

Net Interest Income:

    Yield on average interest-earning assets
        (tax equivalent)                                        6.95%               8.17%

    Cost of average interest-bearing funds                      2.88%               4.73%
                                                           -------------        -------------

    Net interest spread                                         4.07%               3.44%
                                                           =============        =============

    Net yield on interest-earning assets
        (net interest income on a tax equivalent basis
        divided by average interest-earning assets)             4.68%               4.48%
                                                           =============        =============
Net Interest Income

        Net interest income for the first three months of 2002 increased $8.2 million, compared to the same period one year ago. The Company’s net interest margin for the three-month period ended March 31, 2002 was 4.68% compared to 4.48% for the prior year period. Interest income for the current year increased $1.5 million and results primarily from growth in the loan portfolio in total and also from changes made to deposit pricing. The Company’s loan portfolio growth is the result of the Company’s acquisition of Lamar Capital Corporation in July 2001. The cost of funds was favorably impacted by decreasing interest rates offered for certain types of deposit accounts.

Provision for Loan Losses

        The amount of the allowance equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by allowances acquired in acquisitions and recoveries of loans previously charged-off. Provisions are made to the allowance to reflect the currently perceived risks of loss associated with the bank’s loan portfolio. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely.

        The following information is useful in determining the adequacy of the loan loss reserve and loan loss provision and ratios are calculated using average loan balances. (Amounts shown are in thousands)

                                                                At and For the Three Months Ended March 31,
                                                             -------------------------------------------------
                                                                     2002                           2001
                                                             -------------------            ------------------
Annualized net charge-offs to average loans                            1.67%                         0.49%

Annualized provision for loan losses to average loans                  1.15%                         0.49%

Average allowance for loan losses to average loans                     1.68%                         1.71%

Gross charge-offs (1)                                         $        9,200                $        3,173

Gross recoveries                                              $        1,438                $        1,141

Non-accrual loans (2)                                         $       14,119                $       12,200

Accruing loans 90 days or more past due                       $        6,805                $        8,523

(1)    The significant increase in gross charge-offs results from the removal of credits acquired in the Lamar Capital Corporation acquisition that have been determined to be uncollectible.

(2)    The increase in non-accrual loans is primarily associated with the acquisition of Lamar Capital
       Corporation in July 2001.
Non-Interest Income

        Non-interest income increased $5.3 million to $17.4 million for the three-month period ended March 31, 2002, compared to $12.1 million for the same period in 2001. The largest factor contributing to that increase is a $2.8 million or 42.2% increase in Service Charges on Deposit Accounts. Approximately 16.3% of the increase resulted from the acquisition of Lamar Capital Corporation in July 2001.

Non-Interest Expense

        Non-interest expense for the three-month period ended March 31, 2002 increased $5.8 million, or 20.9%, compared to the same period the previous year. Increases from the previous year result primarily from the acquisition of Lamar Capital Corporation in July 2001.

        In accordance with Financial Accounting Standards Board Statement No. 142 “Goodwill and other Intangibles”, goodwill is no longer amortized on the Company’s books. The favorable impact of that change is a reduction in non-interest expense of $900,000 for the three months ended March 31, 2002.

Income Taxes

        The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first three months of 2002 was $3,512,000 compared to $3,056,000 for the comparable period in 2001.

Net Earnings Per Common Share

        Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                                       Three Months Ended March 31,
                                                                   --------------------------------------
                                                                         2002                    2001
                                                                   ---------------         --------------
Net earnings - used in computation of diluted
     earnings per common share                                        $     11,421           $      8,604
Preferred divdend requirement                                                  663                      -
                                                                   ---------------         --------------

Net earnings available to common stockholders -
     used in computation of basic earnings
     per common share                                                 $     10,758           $      8,604
                                                                   ===============         ==============

Weighted average number of common shares
     outstanding - used in computation of
     basic earnings per common share                                        10,595                 10,739
Effect of dilutive securities
     Stock options                                                              70                     17
     Convertible preferred stock                                               737                      -
                                                                   ---------------         --------------

Weighted average number of common shares
     outstanding plus effect of dilutive
     securities - used in computation of
     diluted earnings per common share                                      11,402                 10,756
                                                                   ===============         ==============
Forward Looking Information

        Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This Act provides a safe harbor for such disclosures which protect the companies from unwarranted litigation if the actual results are different from management expectations. This report contains forward-looking statements and reflects management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s net earnings are dependent, in part, on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

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

        The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At March 31, 2002 the Company had $443 million of regular savings and club accounts and $984 million of money market and NOW accounts, representing 56.4% of total interest-bearing depositor accounts.

        The Company does not currently engage in significant trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

        Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

                                  Part II - OTHER INFORMATION
                                  ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      A.    Annual Meeting held February 28, 2002.

      B.    Directors elected at the Annual Meeting held February 28, 2002:

                                                               Votes Cast
                                                             ---------------
                                                     Affirmed             Withheld
                                                     --------             --------

            1.    Frank E. Bertucci, Jr.            9,536,674                57,572
            2.    Joseph F. Boardman, Jr.           9,536,674                57,572
            3.    Charles H. Johnson, Sr.           9,544,169                50,078

            Continuing Directors:

            4.    James B. Estabrook, Jr.
            5.    James H. Horne
            6.    Robert W. Roseberry
            7.    George A. Schloegel
            8.    Leo W. Seal, Jr.
            9.    Christine L. Smilek

      C.    Approval of Deloitte & Touche LLP as the independent public accountants of the
            Company.  Approval was made with a favorable vote of 99.47%

                       For            Against                 Abstained
                  ---------           -------                -----------
                  9,544,169           29,932                   20,145

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits:
            None

      Reports on Form 8-K:
            None

                                       SIGNATURES
                                       ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          HANCOCK HOLDING COMPANY
                                                     ----------------------------------
                                                                 Registrant

    May 13, 2002                                     By:  /s/ George A. Schloegel
-----------------------                                  -------------------------------
        Date                                             George A. Schloegel
                                                         Vice-Chairman of the Board and
                                                         Chief Executive Officer

    May 13, 2002                                    By:  /s/ Carl J. Chaney
-----------------------                                 --------------------------------
        Date                                            Carl J. Chaney
                                                        Executive Vice President and
                                                        Chief Financial Officer