Form 10-Q
period 2002-06-30
HANCOCK HOLDING CO
filed 2002-08-14
CIK 750577

                            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549

                                                FORM 10-Q

       X      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
    -------
              Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
    -------

For Quarter Ending       June 30, 2002
                   ---------------------------------------------------

Commission File Number     0-13089
                       -----------------------------------------------

                                 HANCOCK HOLDING COMPANY
----------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

        MISSISSIPPI                                 64-0693170
----------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                Number)

ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI          39502
----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                    (228) 868-4872
----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                     NOT APPLICABLE
----------------------------------------------------------------------------
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

15,740,082 common shares were outstanding as of August 5, 2002 for financial statement purposes.

                                         HANCOCK HOLDING COMPANY
                                         -----------------------

                                                  INDEX
                                                  -----

PART I.  FINANCIAL INFORMATION                                                           PAGE NUMBER
-------------------------------                                                          -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  June 30, 2002 and December 31, 2001                                                              3

  Condensed Consolidated Statements of Earnings --
  Three Months and Six Months Ended June 30, 2002 and 2001                                         4

  Condensed Consolidated Statements of Cash Flows --
  Six Months Ended June 30, 2002 and 2001                                                          5

  Notes to Condensed Consolidated Financial Statements                                             6

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                                    8

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                               12

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                                                         13

SIGNATURES                                                                                        14
----------

                                           HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                           ----------------------------------------
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                            -------------------------------------
                                                     (amounts in thousands)

                                                                                     (Unaudited)
                                                                                      June 30,              December 31,
                                                                                        2002                   2001 *
                                                                                 --------------------    -------------------
ASSETS:
    Cash and due from banks (non-interest bearing)                                         $ 156,506              $ 164,808
    Interest-bearing time deposits with other banks                                           10,881                  8,433
    Securities available for sale (amortized cost of
       $1,316,806 and $1,078,129)                                                          1,339,445              1,085,425
    Securities held to maturity (fair value of $260,697
       and $292,650)                                                                         251,737                287,370
    Federal funds sold                                                                         9,100                 92,000
    Loans, net of unearned income                                                          1,953,810              1,890,039
       Less: Allowance for loan losses                                                       (32,265)               (34,417)
                                                                                 --------------------    -------------------
          Loans, net                                                                       1,921,545              1,855,622
    Property and equipment, net of accumulated
       depreciation of $64,995 and $62,912                                                    70,255                 66,266
    Other real estate, net                                                                     7,335                  3,003
    Accrued interest receivable                                                               28,553                 27,860
    Goodwill and other intangibles                                                            53,619                 53,910
    Other assets                                                                              26,404                 35,148
                                                                                 --------------------    -------------------
          TOTAL ASSETS                                                                   $ 3,875,380            $ 3,679,845
                                                                                 ====================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing demand                                                         $ 633,375              $ 624,058
       Interest-bearing savings, NOW, money market
          and time                                                                         2,564,365              2,415,676
                                                                                 --------------------    -------------------
             Total deposits                                                                3,197,740              3,039,734
    Federal funds purchased                                                                        -                    125
    Securities sold under agreements to repurchase                                           172,202                161,208
    Other liabilities                                                                         27,276                 22,556
    Long-term notes                                                                           51,334                 51,606
                                                                                 --------------------    -------------------
          TOTAL LIABILITIES                                                                3,448,552              3,275,229

CONVERTIBLE PREFERRED STOCK:
    Preferred Stock - $20 par value per share; 50,000,000
       shares authorized and 1,658,275 issued                                                 37,069                 37,069

COMMON STOCKHOLDERS' EQUITY:
    Common Stock-$3.33 par value per share; 75,000,000
       shares authorized and 16,608,120 issued                                                55,305                 55,305
    Capital surplus                                                                          177,161                177,736
    Retained earnings                                                                        157,705                141,099
    Unrealized gain (loss) on securities available for
       sale, net                                                                              14,716                  4,742
    Unearned compensation                                                                       (794)                  (433)
    Treasury stock                                                                           (14,334)               (10,902)
                                                                                 --------------------    -------------------
          TOTAL COMMON STOCKHOLDERS' EQUITY                                                  389,759                367,547
                                                                                 --------------------    -------------------
          TOTAL LIABILITIES, PREFERRED STOCK
          AND STOCKHOLDERS' EQUITY                                                       $ 3,875,380            $ 3,679,845
                                                                                 ====================    ===================

* The balance sheet at December 31, 2001 has been taken from the audited balance sheet at that date.

    See notes to unaudited condensed consolidated financial statements.

                                      HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                      ----------------------------------------
                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   ---------------------------------------------
                                                    (UNAUDITED)
                                                     ---------
                                      (amounts in thousands except per share)

                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                          -----------------------------     -----------------------------
                                                             2002              2001            2002              2001
                                                          -----------       -----------     -----------       -----------
INTEREST INCOME:
  Loans                                                     $ 38,694          $ 38,646        $ 77,508          $ 77,834
  U. S. Treasury securities                                      420               935             773             2,008
  Obligations of U. S. government agencies                     6,849             6,140          13,255            11,026
  Obligations of states and political subdivisions             2,685             2,451           5,440             4,830
  Mortgage-backed securities                                   1,406             1,780           3,040             3,716
  CMOs                                                         7,116             4,555          13,564             8,314
  Federal funds sold                                             399             1,473             920             3,830
  Other investments                                              502               433           1,175               918
                                                          -----------       -----------     -----------       -----------
      Total interest income                                   58,071            56,413         115,675           112,476
                                                          -----------       -----------     -----------       -----------

INTEREST EXPENSE:
  Deposits                                                    17,189            23,923          35,375            48,190
  Federal funds purchased and securities sold
    under agreements to repurchase                               564             1,498           1,101             3,210
  Notes and other interest-bearing liabilities                   620                58           1,218               135
                                                          -----------       -----------     -----------       -----------
      Total interest expense                                  18,373            25,479          37,694            51,535
                                                          -----------       -----------     -----------       -----------

NET INTEREST INCOME                                           39,698            30,934          77,981            60,941
Provision for loan losses                                      4,879             1,793          10,207             3,648
                                                          -----------       -----------     -----------       -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           34,819            29,141          67,774            57,293
                                                          -----------       -----------     -----------       -----------

NON-INTEREST INCOME
  Service charges on deposit accounts                         10,568             6,814          20,016            13,458
  Other service charges, commissions and fees                  5,020             3,055          10,827             6,160
  Other                                                        1,930             2,202           4,066             4,620
                                                          -----------       -----------     -----------       -----------
      Total non-interest income                               17,518            12,071          34,909            24,238
                                                          -----------       -----------     -----------       -----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                              19,995            15,624          39,061            31,346
  Net occupancy expense of premises                            2,075             1,794           4,111             3,616
  Equipment rentals, depreciation and maintenance              2,171             1,880           4,059             3,721
  Amortization of intangibles                                    187               910             438             1,819
  Other                                                        9,634             8,045          19,988            15,544
                                                          -----------       -----------     -----------       -----------
      Total non-interest expense                              34,062            28,253          67,657            56,046
                                                          -----------       -----------     -----------       -----------

EARNINGS BEFORE INCOME TAXES                                  18,275            12,959          35,026            25,485
Income taxes                                                   5,694             4,029          11,023             7,951
                                                          -----------       -----------     -----------       -----------
NET EARNINGS                                                  12,581             8,930          24,003            17,534
PREFERRED DIVIDEND REQUIREMENT                                   663                 -           1,327                 -
                                                          -----------       -----------     -----------       -----------
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS               $ 11,918           $ 8,930        $ 22,676          $ 17,534
                                                          ===========       ===========     ===========       ===========
BASIC EARNINGS PER COMMON SHARE                               $ 0.75            $ 0.56          $ 1.43            $ 1.09
                                                          ===========       ===========     ===========       ===========
DILUTED EARNINGS PER COMMON SHARE                             $ 0.73            $ 0.55          $ 1.40            $ 1.09
                                                          ===========       ===========     ===========       ===========
DIVIDENDS PAID PER COMMON SHARE                               $ 0.20            $ 0.19          $ 0.40            $ 0.37
                                                          ===========       ===========     ===========       ===========
WEIGHTED AVG. COMMON SHARES OUTSTANDING-BASIC                 15,869            16,089          15,879            16,100
                                                          ===========       ===========     ===========       ===========
WEIGHTED AVG. COMMON SHARES OUTSTANDING-DILUTED               17,156            16,125          17,141            16,121
                                                          ===========       ===========     ===========       ===========

See notes to unaudited condensed consolidated financial statements

                                      HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                      (amounts in thousands except per share)

                                                                           Six Months Ended June 30,
                                                                    -----------------------------------------
                                                                         2002                     2001
                                                                    ----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                         $ 24,003                 $ 17,534
         Adjustments to reconcile net earnings to net
             cash provided by operating activities:
                Depreciation                                                  3,043                    2,842
                Amortization of software                                      1,088                    1,194
                Provision for loan losses                                    10,207                    3,648
                Provision for losses on real estate owned                       750                       52
                Increase in interest receivable                                (693)                  (1,762)
                Amortization of intangible assets                               375                    1,819
                Decrease in interest payable                                 (3,392)                     (95)
                Other, net                                                    1,972                      (37)
                                                                       -------------              -----------
         Net cash provided by operating activities                           37,353                   25,195
                                                                       -------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net increase in interest-bearing time deposits                         (2,448)                  (1,801)
      Proceeds from maturities of securities held
         to maturity                                                         35,633                   70,056
      Purchase of securities held to maturity                                     -                        -
      Proceeds from maturities of securities available
         for sale                                                           415,604                  142,793
      Purchase of securities available for sale                            (654,281)                (403,433)
      Net decrease (increase) in federal funds sold                          82,900                  (47,500)
      Net  (increase) decrease in loans                                     (78,823)                   2,410
      Purchase of property, equipment and software, net                      (6,404)                  (6,422)
      Proceeds from sales of other real estate                                1,358                      901
                                                                       -------------              -----------
         Net cash used in investing activities                             (206,461)                (242,996)
                                                                       -------------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                              158,006                  211,893
      Dividends paid                                                         (7,797)                  (6,116)
      Net increase in federal funds purchased and
         securities sold under agreements to repurchase
         and other temporary funds                                           10,869                   14,196
      Reductions of long-term notes                                            (272)                    (281)
                                                                       -------------              -----------

         Net cash provided by (used in) financing activities                160,806                  219,692
                                                                       -------------              -----------

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                           (8,302)                   1,891

CASH AND DUE FROM BANKS, BEGINNING                                          164,808                  130,380
                                                                       -------------              -----------

CASH AND DUE FROM BANKS, ENDING                                            $156,506                 $132,271
                                                                       -------------              -----------
                                                                       -------------              -----------

See notes to unaudited condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(At and For the Six Months Ended June 30, 2002 and 2001)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 2001 Annual Report to Shareholders.

GOODWILL AND OTHER INTANGIBLES

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangibles”. These Statements provide that, among other things, (1) all business combinations on or after July 1, 2001 be accounted for as purchases, (2) any related goodwill on those acquisitions does not require amortization, but is subject to a periodic impairment test and that (3) goodwill on any of the Company’s acquisitions prior to July 1, 2001 not be amortized after January 1, 2002, but is subject to a periodic impairment test. The Company has performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at December 31, 2001. No impairment loss, therefore, was recorded on January 1, 2002. There was no amortization of goodwill recorded in the six months ended June 30, 2002. Amortization of goodwill by the Company amounted to approximately $3.6 million in the year ended December 31, 2001 and is not deductible for income tax purposes. The Company has approximately $5.5 million of other intangible assets that will continue to amortize.

Following is a reconciliation of net earnings and basic and diluted net earnings per share as reported to the amounts that would have been reported if SFAS No 142 had been effective as of January 1, 2001 and the amortization of goodwill had been discontinued as of that date.

                                                                      (Amounts in thousands)
                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                               ---------------------------------   ------------------------------------
                                                   2002                2001            2002                  2001
                                               -------------       -------------   --------------       ---------------
Net earnings                                       $ 12,581             $ 8,930         $ 24,003              $ 17,534

Add back goodwill amortization                            -                 901                -                 1,803
                                               -------------       -------------   --------------       ---------------

Adjusted net earnings                              $ 12,581             $ 9,831         $ 24,003              $ 19,337
                                               =============       =============   ==============       ===============

Basic earnings per common share

     Reported net earnings                           $ 0.75              $ 0.56           $ 1.43                $ 1.09

     Goodwill amortization                                -                0.07                -                  0.11
                                               -------------       -------------   --------------       ---------------

     Adjusted net earnings                           $ 0.75              $ 0.63           $ 1.43                $ 1.20
                                               =============       =============   ==============       ===============

Diluted earnings per common share

     Reported net earnings                           $ 0.73              $ 0.55           $ 1.40                $ 1.09

     Goodwill amortization                                -                0.06                -                  0.11
                                               -------------       -------------   --------------       ---------------

     Adjusted net earnings                           $ 0.73              $ 0.61           $ 1.40                $ 1.20
                                               =============       =============   ==============       ===============
COMPREHENSIVE EARNINGS

Following is a summary of the Company's comprehensive earnings for the three months and six months ended June 30, 2002 and 2001.

                                                                     (Amounts in thousands)
                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                               ---------------------------------   -------------------------------
                                                   2002                2001           2002               2001
                                               -------------       -------------   ------------       ------------
Net earnings                                       $ 12,581             $ 8,930       $ 24,003           $ 17,534
     Other comprehensive income
         (net of income tax):
     Unrealized holding gains on
         securities available for sale               12,418                 264          9,974              4,474
                                               -------------       -------------   ------------       ------------

Total Comprehensive Earnings                        $24,999              $9,194        $33,977            $22,008
                                               =============       =============   ============       ============
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

The unaudited pro forma consolidated results of operations give effect to the acquisition of LCC as though it had occurred on January 1, 2001 (in thousands, except per share data):

                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                          ------------------------------     --------------------------------
                                                             2002              2001              2002               2001
                                                          ------------      ------------     -------------      -------------

Interest Income                                               $58,071           $63,912         $ 115,675          $ 127,747

Interest expense                                               18,373            30,192            37,694             61,129

Provision for loan losses                                       4,879             4,669            10,207              6,919
                                                          ------------      ------------     -------------      -------------

     Net interest income after provision for loan losses       34,819            29,051            67,774             59,699

Net earnings available to common stockholders                 $11,918           $ 6,639          $ 22,676           $ 14,866

Basic earnings per common share                                $ 0.75            $ 0.41            $ 1.43             $ 0.92

Diluted earnings per common share                              $ 0.73            $ 0.41            $ 1.40             $ 0.92
STOCK SPLIT

On July 12, 2002 the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend. The additional shares were payable August 5, 2002 to shareholders of record at the close of business on July 23, 2002.

All information concerning earnings per share, dividends per share, and number of shares outstanding have been adjusted to give effect to this split.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides management's analysis of certain factors that have affected the Company's financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements.

CHANGES IN FINANCIAL CONDITION
Liquidity

The Company manages liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and securities held to maturity and sales and maturities of securities available for sale.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                           June 30,              March 31,          December 31,
                                                             2002                  2002                 2001
                                                       ------------------      --------------       --------------
Total securities to total deposits                          49.76%                45.85%               45.16%

Total loans (net of unearned
     income) to total deposits                              61.10%                59.45%               62.18%

Interest-earning assets
     to total assets                                        92.00%                92.22%               91.20%

Interest-bearing deposits
     to total deposits                                      80.19%                80.08%               79.47%
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                 sale.

Capital Resources

The Company continues to maintain an adequate capital position. The ratios as of June 30, 2002, March 31, 2002 and December 31, 2001 are as follows:

                                                                      June 30,         March 31,       December 31,
                                                                        2002              2002             2001
                                                                    --------------    -------------    --------------

Average equity to average assets                                       10.01%            10.05%           10.51%

Total capital to risk-weighted assets (2)                              17.03%            17.40%           15.99%

Tier 1 capital to risk-weighted                                        15.73%            16.12%           14.74%
     assets (3)

Leverage capital to average total assets (4)                            9.35%            8.44%             9.49%

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
Net Earnings

Net earnings increased approximately $1.2 million or 10.2% over the first quarter of 2002 and $3.6 million or 40.9% compared to the second quarter of 2001.

On a year-to-date basis net earnings have increased $6.5 million or 36.9% in 2002 as compared to 2001. Following is selected information for comparison:

                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                           --------------------------------   -------------------------------
                                                               2002              2001             2002             2001
                                                           --------------   ---------------   --------------   --------------

Results of Operations:

     Return on average assets                                     1.30%            1.11%           1.27%           1.11%

     Return on average equity                                    13.04%           10.16%          12.65%          10.12%

Net Interest Income:

     Yield on average interest-earning assets
         (tax equivalent)                                         6.72%            7.86%           6.83%           8.01%

     Cost of average interest-bearing funds                       2.62%            4.44%           2.75%           4.58%
                                                           --------------   ---------------   --------------   --------------

     Net interest spread                                          4.10%            3.42%           4.08%           3.43%
                                                           ==============   ===============   ==============   ==============

     Net yield on interest-earning assets
         (net interest income on a tax-equivalent basis
         divided by average interest-earning assets)              4.66%            4.42%           4.67%           4.44%
                                                           ==============   ===============   ==============   ==============
Net Interest Income

        The second quarter of 2002 showed an increase in net interest income, on a tax- equivalent basis (TE), of $1.4 million, compared to the previous quarter and $8.9 million compared to the same period one year ago. The Company's net interest margin for the three-month period ended June 30, 2002 was 4.66% compared to 4.68% for the previous quarter and 4.42% for the prior year period. Interest income(TE) for the current year increased $434,000 over the first quarter and $1.8 million over the same period one year ago. This increase results primarily from growth in the loan portfolio. Interest Expense has decreased $947,000 from the previous quarter and $701 million from the same quarter in the prior year and results from changes made to deposit pricing. The Company's loan portfolio growth is the result of the Company's acquisition of Lamar Capital Corporation in July 2001. Decreasing interest rates offered for certain types of deposit accounts favorably impacted the cost of funds.

        Year-to-date net interest income(TE) has increased $17.3 million or 26.8% over the same time last year. The Company's net interest margin for the first six months of 2002 was 4.67% compared to 4.44% for the same period one year ago. Interest income(TE) has increased $3.4 million or 2.97% over the prior year. The primary factor causing the favorable variance from 2001 is the impact of a larger consumer loan portfolio. Interest expense has decreased $13.8 million and is largely due to controlling deposit pricing.

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

                                                                                      At and For the
                                                        --------------------------------------------------------------------------
                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                        ------------------------------------    ----------------------------------
                                                             2002                2001                2002                2001
                                                        ----------------    ----------------    ---------------     --------------
Annualized net charge-offs to average loans                 0.88%               0.48%              1.27%               0.48%

Annualized provision for loan losses to average
     loans (1)                                              1.02%               0.48%              1.08%               0.48%

Average allowance for loan losses to average loans          1.66%               1.70%              1.74%               1.70%

Gross charge-offs (2)                                    $ 5,574             $ 3,146           $ 14,774             $ 6,319

Gross recoveries                                           1,376               1,150              2,814               2,291

Non-accrual loans                                         12,210              11,870             12,210              11,870

Accruing loans 90 days or more past due                    6,702               6,066              6,702               6,066

(1)     The provision increased as a result of Management's periodic review of the allowance for loan losses. This review considered the effect of increased balance of loans and recent charge offs.

(2)     The significant increase in gross charge-offs results, in part, from the removal of credits acquired in the Lamar
        Capital Corporation acquisition that have been determined to be uncollectible.  Additionally, a small number of commercial credits totaling approximately $3.6 million were written off during the first two quarters of 2002.
Non-Interest Income

        Non-interest income increased $129,000 or 0.74% from the first quarter and increased $5.4 million or 45.13% when compared to the same period a year ago. The increase over the previous quarter is a combination of increased deposit service charges and decreased investment and annuity fees. The volatility of the capital markets has led to declines in investment fee income.

        The $5.4 million increase over the same period of the previous year is due to increased deposit service charges and higher ATM fee income. Primary causes for these increases are the inclusion of Lamar Capital Corporation (acquired July 2001) and the implementation of new deposit services with associated fees.

Non-Interest Expense

        Non-interest expense for the three-month period ended June 30, 2002 increased $0.5 million, or 1.4%, compared to the previous quarter and $6 million, or 21.4%, compared to the same period the previous year. Increases from the previous quarter result primarily from higher personnel expenses. Increases, as compared to the same period last year, result primarily from higher personnel expenses and franchise taxes.

        On a year-to-date basis, non-interest expense is higher by $12 million and results primarily from increased personnel costs associated with the additional staffing resulting from the Lamar Capital Corporation acquisition, regular salary increases as well as higher staffing associated with growth in new and existing market areas.($7.7 million). Franchise taxes and advertising expense accounted for $2.3 million or 19.2% if the increased expenses as compared to a year ago.

Income Taxes

        The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first six months of 2002 was $6,965,000 compared to $6,518,000 for the comparable period in 2001.

Net Earnings Per Common Share

        Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                               Three Months Ended June 30,         Six Months Ended June 30,
                                                             ------------------------------     -------------------------------
                                                                 2002             2001              2002              2001
                                                             -------------    -------------     -------------     -------------
Net earnings - used in computation of diluted
      earnings per common share                                  $ 12,581          $ 8,930           $24,003           $17,534
Preferred divdend requirement                                         663                -             1,327                 -
                                                             -------------    -------------     -------------     -------------

Net earnings available to common stockholders -
      used in computation of basic earnings
      per common share                                           $ 11,918          $ 8,930           $22,676           $17,534
                                                             =============    =============     =============     =============

Weighted average number of common shares
      outstanding - used in computation of
      basic earnings per common share                              15,869           16,089            15,879            16,100
Effect of dilutive securities
      Stock options                                                   181               36               156                21
      Convertible preferred stock                                   1,106                -             1,106                 -
                                                             -------------    -------------     -------------     -------------

Weighted average number of common shares
      outstanding plus effect of dilutive
      securities - used in computation of
      diluted earnings per common share                            17,156           16,125            17,141            16,121
                                                             =============    =============     =============     =============
Forward Looking Information

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This Act provides a safe harbor for such disclosures that protects the companies from unwarranted litigation if the actual results are different from management expectations. This report contains forward-looking statements and reflects management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties that could cause the Company’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements.

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

The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2002 the Company had $343 million of regular savings and club accounts and $976 million of money market and NOW accounts, representing 51.4% of total interest-bearing depositor accounts.

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
                None None

SIGNATURES

SIGNATURES ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of HANCOCK HOLDING COMPANY (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the periods ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

                                           HANCOCK HOLDING COMPANY
                                      ----------------------------------
                                                  Registrant

    August 12,2002            By:    /s/ George A. Schloegel
-------------------------         --------------------------------------
        Date                          George A. Schloegel
                                      Vice-Chairman of the Board and
                                      Chief Executive Officer

    August 12, 2002           By:    /s/ Carl J. Chaney
--------------------------        --------------------------------------
                                      Carl J. Chaney
                                      Executive Vice President and
                                      Chief Financial Officer