Form 10-Q
period 2002-09-30
HANCOCK HOLDING CO
filed 2002-11-15
CIK 750577

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

For Quarter Ending       September 30, 2002
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

15,493,900 common shares were outstanding as of November 12, 2002 for financial statement purposes.

                                         HANCOCK HOLDING COMPANY
                                         -----------------------

                                                  INDEX
                                                  -----

PART I.  FINANCIAL INFORMATION                                                           PAGE NUMBER
-------------------------------                                                          -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  September 30, 2002 and December 31, 2001                                                    3

  Condensed Consolidated Statements of Earnings --
  Three Months and Nine Months Ended September 30, 2002 and 2001                              4

  Condensed Statements of Common Stockholder's Equity                                         5

  Condensed Consolidated Statements of Cash Flows --
  Nine Months Ended September 30, 2002 and 2001                                               6

  Notes to Condensed Consolidated Financial Statements                                        7

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                               13

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                           20

ITEM 4.  Controls and Procedures                                                              21

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                                                     22

SIGNATURES                                                                                    23
----------

CERTIFICATIONS                                                                                24
--------------

                                           HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                           ----------------------------------------
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                            -------------------------------------
                                                     (amounts in thousands)

                                                                                     (Unaudited)
                                                                                    September 30,           December 31,
                                                                                        2002                   2001 *
                                                                                 --------------------    -------------------
ASSETS:
    Cash and due from banks (non-interest bearing)                                         $ 153,422              $ 164,808
    Interest-bearing time deposits with other banks                                            4,820                  8,433
    Securities available for sale (amortized cost of
       $1,244,779 and $1,078,129)                                                          1,273,492              1,085,425
    Securities held to maturity (fair value of $249,471
       and $292,650)                                                                         236,439                287,370
    Federal funds sold                                                                       132,500                 92,000
    Loans, net of unearned income                                                          2,020,171              1,890,039
       Less: Allowance for loan losses                                                       (33,315)               (34,417)
                                                                                 --------------------    -------------------
          Loans, net                                                                       1,986,856              1,855,622
    Property and equipment, net of accumulated
       depreciation of $65,352 and $62,912                                                    70,288                 66,266
    Other real estate, net                                                                     7,178                  3,003
    Accrued interest receivable                                                               26,234                 27,860
    Goodwill and other intangibles                                                            53,432                 53,910
    Other assets                                                                              27,093                 35,148
                                                                                 --------------------    -------------------
          TOTAL ASSETS                                                                   $ 3,971,754            $ 3,679,845
                                                                                 ====================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing demand                                                         $ 657,211              $ 624,058
       Interest-bearing savings, NOW, money market
          and time                                                                         2,621,082              2,415,676
                                                                                 --------------------    -------------------
             Total deposits                                                                3,278,293              3,039,734
    Federal funds purchased                                                                      900                    125
    Securities sold under agreements to repurchase                                           177,462                161,208
    Other liabilities                                                                         36,583                 22,556
    Long-term notes                                                                           51,178                 51,606
                                                                                 --------------------    -------------------
          TOTAL LIABILITIES                                                                3,544,416              3,275,229

CONVERTIBLE PREFERRED STOCK:
    Preferred Stock - $20 par value per share; 50,000,000
       shares authorized and 1,658,275 issued                                                 37,069                 37,069

COMMON STOCKHOLDERS' EQUITY:
    Common Stock-$3.33 par value per share; 75,000,000
       shares authorized and 16,608,120 issued                                                55,305                 55,305
    Capital surplus                                                                          195,892                177,736
    Retained earnings                                                                        148,476                141,099
    Unrealized gain (loss) on securities available for
       sale, net                                                                              18,664                  4,742
    Unearned compensation                                                                       (674)                  (433)
    Treasury stock (792,517 and 437,032 shares, respectively)                                (27,394)               (10,902)
                                                                                 --------------------    -------------------
          TOTAL COMMON STOCKHOLDERS' EQUITY                                                  390,269                367,547
                                                                                 --------------------    -------------------
          TOTAL LIABILITIES, PREFERRED STOCK
          AND COMMON STOCKHOLDERS' EQUITY                                                $ 3,971,754            $ 3,679,845
                                                                                 ====================    ===================

* The balance sheet at December 31, 2001 has been taken from the audited balance sheet at that date.

   See notes to unaudited condensed conslidated financial statements.

                                      HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                      ----------------------------------------
                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   ---------------------------------------------
                                                    (UNAUDITED)
                                                     ---------
                                      (amounts in thousands except per share)

                                                                  Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                                ------------------------------  ------------------------------
                                                                   2002            2001            2002              2001
                                                                -----------     ------------    ------------     -------------
INTEREST INCOME:
  Loans                                                           $ 40,060         $ 43,320       $ 117,567         $ 121,154
  U. S. Treasury securities                                            416              596           1,189             2,604
  Obligations of U. S. government agencies                           6,322            7,033          19,577            18,059
  Obligations of states and political subdivisions                   2,630            2,823           8,071             7,653
  Mortgage-backed securities                                         1,374            2,240           4,414             5,956
  CMOs                                                               6,796            5,033          20,360            13,347
  Federal funds sold                                                   173              865           1,094             4,695
  Other investments                                                    632              480           1,807             1,398
                                                                -----------     ------------    ------------     -------------
      Total interest income                                         58,403           62,390         174,079           174,866
                                                                -----------     ------------    ------------     -------------

INTEREST EXPENSE:
  Deposits                                                          16,399           25,528          51,774            73,718
  Federal funds purchased and securities sold
    under agreements to repurchase                                     574            1,212           1,675             4,422
  Notes and other interest-bearing liabilities                         624              845           1,842               980
                                                                -----------     ------------    ------------     -------------
      Total interest expense                                        17,597           27,585          55,291            79,120
                                                                -----------     ------------    ------------     -------------

NET INTEREST INCOME                                                 40,806           34,805         118,788            95,746
Provision for loan losses                                            3,597            2,088          13,804             6,116
                                                                -----------     ------------    ------------     -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 37,209           32,717         104,984            89,630
                                                                -----------     ------------    ------------     -------------

NON-INTEREST INCOME
  Service charges on deposit accounts                               11,080            7,635          31,095            21,093
  Other service charges, commissions and fees                        5,085            3,863          16,587            12,124
  Other                                                              1,509            1,874           4,901             4,393
                                                                -----------     ------------    ------------     -------------
      Total non-interest income                                     17,674           13,372          52,583            37,610
                                                                -----------     ------------    ------------     -------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                    19,510           17,537          58,571            48,883
  Net occupancy expense of premises                                  2,220            2,343           6,331             5,959
  Equipment rentals, depreciation and maintenance                    2,260            2,045           6,319             5,766
  Amortization of intangibles                                          188            1,265             563             3,084
  Other                                                             10,985            8,881          31,036            24,045
                                                                -----------     ------------    ------------     -------------
      Total non-interest expense                                    35,163           32,071         102,820            87,737
                                                                -----------     ------------    ------------     -------------

EARNINGS BEFORE INCOME TAXES                                        19,720           14,018          54,747            39,503
Income taxes                                                         6,430            4,283          17,453            12,234
                                                                -----------                     ------------
NET EARNINGS                                                        13,290            9,735          37,294            27,269
PREFERRED DIVIDEND REQUIREMENT                                         663              663           1,990               663
                                                                -----------     ------------    ------------     -------------
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS                     $ 12,627          $ 9,072        $ 35,304          $ 26,606
                                                                ===========     ============    ============     =============
BASIC EARNINGS PER COMMON SHARE                                     $ 0.80           $ 0.56          $ 2.23            $ 1.65
                                                                ===========     ============    ============     =============
DILUTED EARNINGS PER COMMON SHARE                                   $ 0.78           $ 0.57          $ 2.18            $ 1.65
                                                                ===========     ============    ============     =============
DIVIDENDS PAID PER COMMON SHARE                                     $ 0.20           $ 0.19          $ 0.60            $ 0.56
                                                                ===========     ============    ============     =============
WEIGHTED AVG. COMMON SHARES OUTSTANDING-BASIC                       15,709           16,061          15,825            16,085
                                                                ===========     ============    ============     =============
WEIGHTED AVG. COMMON SHARES OUTSTANDING-DILUTED                     17,047           17,214          17,116            16,494
                                                                ===========     ============    ============     =============

See notes to unaudited condensed consolidated financial statements

                                      HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                      ----------------------------------------
                                   CONDENSED STATEMENTS OF COMMMON STOCKHOLDERS' EQUITY
                                   ----------------------------------------------------
                                                    (UNAUDITED)
                                                    -----------
                                      (amounts in thousands except per share)

                                         Common       Capital      Retained    Available For  Unearned     Treasury
                                         Amount       Surplus      Earnings     Sale, Net    Compensation    Stock
                                      ------------- ------------ ------------- ------------  -----------  ------------
Balance, January 1, 2000                  $ 36,872    $ 196,047      $ 92,153    $ (13,764)      $ (808)        $ (73)
Net earnings                                                           36,824
Cash dividends - $0.83 per share                                      (13,611)
Change in unrealized gain (loss) on
  securities available for sale, net                                                12,303
Transactions relating to restricted
  stock grants, net                                                                                 (36)
Purchase of treasury stock, net                             (23)                                               (4,494)
                                      ------------- ------------ ------------- ------------  -----------  ------------
Balance, December 31, 2000                  36,872      196,024       115,366       (1,461)        (844)       (4,567)
Net earnings                                                           39,255
Cash dividends - $.75 per share                                       (12,195)
Cash dividends - $0.80 per preferred share                             (1,327)
Change in unrealized gain (loss) on
  securities available for sale, net                                                 6,203
Transactions relating to restricted
  stock grants, net                                                                                 411
Purchase of treasury stock, net                             146                                                (6,335)
                                      ------------- ------------ ------------- ------------  -----------  ------------
Balance, December 31, 2001                  36,872      196,170       141,099        4,742         (433)      (10,902)
Net earnings                                                           37,294
Cash dividends - $0.60 per common share                                (9,452)
Cash dividends - $1.20 per preferred share                             (1,990)
50% Common Stock Dividend                   18,433                    (18,475)
Change in unrealized gain (loss) on
  securities available for sale, net                                                13,922
Transactions relating to restricted
  stock grants, net                                                                                (241)
Purchase of treasury stock, net                           (278)                                               (16,492)
                                      ------------- ------------ ------------- ------------  -----------  ------------
Balance, September 30, 2002                $ 55,305    $ 195,892     $ 148,476     $ 18,664      $ (674)    $ (27,394)
                                      ============= ============ ============= ============  ===========  ============

See notes to unaudited condensed consolidated financial statements

                                                HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                                ----------------------------------------
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            -----------------------------------------------
                                                               UNAUDITED
                                                               ---------
                                                         (amounts in thousands)

                                                                          Nine Months Ended September 30,
                                                                    -----------------------------------------
                                                                         2002                     2001
                                                                    ----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                         $ 37,294                 $ 27,269
         Adjustments to reconcile net earnings to net
             cash provided by operating activities:
                Depreciation                                                  4,784                    4,499
                Amortization of software                                      1,671                    1,862
                Provision for loan losses                                    13,804                    6,116
                Provision for losses on other real estate owned               1,518                       85
                Gain on sales of securities                                      (5)                     (16)
                Loss on sale of other real estate owned                         125                      (24)
                Decrease (Increase) in interest receivable                    1,626                     (470)
                Amortization of intangible assets                               563                    3,084
                Increase in accrued expenses                                  9,924                    6,621
                Increase in other liabilities                                 7,573                    2,611
                Decrease in interest payable                                 (3,470)                  (1,171)
                Other, net                                                   (4,897)                 (11,092)
                                                                    ----------------        -----------------
         Net cash provided by operating activities                           70,510                   39,374
                                                                    ----------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net decrease (increase) in interest-bearing time deposits               3,613                   (5,204)
      Proceeds from maturities of securities held
         to maturity                                                         50,431                  106,228
      Proceeds from maturities of securities available
         for sale                                                           521,283                  406,704
      Purchase of securities available for sale                            (687,433)                (710,344)
      Net decrease (increase) in federal funds sold                         (40,500)                  32,775
      Net  (increase) decrease in loans                                    (150,845)                   5,812
      Purchase of property, equipment and software, net                      (7,863)                  (9,214)
      Proceeds from sales of other real estate                                2,469                    1,914
      Net cash used in connection with purchase transaction                       -                      (52)
                                                                    ----------------        -----------------
         Net cash used in investing activities                             (308,845)                (171,381)
                                                                    ----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                              238,559                  171,406
      Dividends paid                                                        (11,442)                  (9,831)
      Net increase in federal funds purchased and
         securities sold under agreements to repurchase
         and other temporary funds                                           17,029                   10,414
      Treasury stock transactions                                           (16,769)                  (3,453)
      Reductions of long-term notes                                            (428)                 (20,425)
                                                                    ----------------        -----------------
         Net cash provided by (used in) financing activities                226,949                  148,111
                                                                    ----------------        -----------------

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                          (11,386)                  16,104

CASH AND DUE FROM BANKS, BEGINNING                                          164,808                  130,380
                                                                    ----------------        -----------------

CASH AND DUE FROM BANKS, ENDING                                           $ 153,422                $ 146,484
                                                                    ================        =================

See notes to unaudited condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(At and For the Nine Months Ended September 30, 2002 and 2001)

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

GOODWILL AND OTHER INTANGIBLES

         In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles". These Statements provide that, among other things, (1) all business combinations on or after July 1, 2001 be accounted for as purchases, (2) any related goodwill on those acquisitions does not require amortization, but is subject to a periodic impairment test and that (3) goodwill on any of the Company's acquisitions prior to July 1, 2001 not be amortized after January 1, 2002, but is subject to a periodic impairment test. The Company has performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at December 31, 2001. No impairment loss, therefore, was recorded on January 1, 2002. There was no amortization of goodwill recorded in the nine months ended September 30, 2002. Amortization of goodwill by the Company amounted to approximately $3.6 million in the year ended December 31, 2001 and is not deductible for income tax purposes. The Company has approximately $5.5 million of other intangible assets that will continue to amortize.

         Following is a reconciliation of net earnings and basic and diluted net earnings per share as reported to the amounts that would have been reported if SFAS No 142 had been effective as of January 1, 2001 and the amortization of goodwill had been discontinued as of that date.

                                                                            (Amounts in thousands)
                                                  Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                               ------------------------------------------------------------------------
                                                   2002                2001            2002                  2001
                                               -------------       -------------   --------------       ---------------
Net earnings                                       $ 13,290             $ 9,735         $ 37,294              $ 27,269

Add back goodwill amortization                            -                 902                -                 2,704
                                               -------------       -------------   --------------       ---------------

Adjusted net earnings                              $ 13,290            $ 10,637         $ 37,294              $ 29,973
                                               =============       =============   ==============       ===============

Basic earnings per common share

     Reported net earnings                           $ 0.80              $ 0.56           $ 2.23                $ 1.65

     Goodwill amortization                                -                0.06                -                  0.17
                                               -------------       -------------   --------------       ---------------

     Adjusted net earnings                           $ 0.80              $ 0.62           $ 2.23                $ 1.82
                                               =============       =============   ==============       ===============

Diluted earnings per common share

     Reported net earnings                           $ 0.78              $ 0.57           $ 2.18                $ 1.65

     Goodwill amortization                                -                0.05                -                  0.16
                                               -------------       -------------   --------------       ---------------

     Adjusted net earnings                           $ 0.78              $ 0.62           $ 2.18                $ 1.82
                                               =============       =============   ==============       ===============

COMPREHENSIVE EARNINGS

        Following is a summary of the Company's comprehensive earnings for the three months and nine months ended
September 30, 2002 and 2001.

                                                                      (Amounts in thousands)
                                                      Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                               -------------------------------------------------------------------
                                                   2002                2001           2002               2001
                                               -------------       -------------   ------------       ------------
Net earnings                                       $ 13,290             $ 9,735       $ 37,294           $ 27,269

     Other comprehensive income
         (net of income tax):

     Unrealized holding gains on
         securities available for sale                3,948              10,352         13,922             14,826
                                               -------------       -------------   ------------       ------------

Total Comprehensive Earnings                        $17,238             $20,087        $51,216            $42,095
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

         The unaudited pro forma consolidated results of operations give effect to the acquisition of LCC as though it had occurred on January 1, 2001 (in thousands, except per share data):

                                                            Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                          ------------------------------     --------------------------------
                                                             2002              2001              2002               2001
                                                          ------------      ------------     -------------      -------------

Interest Income                                               $58,403           $62,390         $ 174,079          $ 190,136

Interest expense                                               17,597            27,585            55,291             88,713

Provision for loan losses                                       3,597             2,088            13,804              9,387
                                                          ------------      ------------     -------------      -------------

     Net interest income after provision for loan losses       37,209            32,717           104,984             92,036

Net earnings available to common stockholders                 $12,627           $ 9,072          $ 35,304           $ 23,939

Basic earnings per common share                                $ 0.80            $ 0.56            $ 2.23             $ 1.49

Diluted earnings per common share                              $ 0.78            $ 0.57            $ 2.18             $ 1.49
STOCK SPLIT

         On July 12, 2002 the Company's Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend. The additional shares were payable August 5, 2002 to shareholders of record at the close of business on July 23, 2002.

         All information concerning earnings per share, dividends per share, and number of shares outstanding have been adjusted to give effect to this split.

SELECTED FINANCIAL DATA

         The following tables present selected comparative financial data. All share and per share data has been restated to give effect of a 50% stock dividend made August 5, 2002.

(amounts in thousands, except per share data)
                                                                          Three Months Ended          Nine Months Ended
                                                                    --------------------------------------------------------
                                                                      9/30/2002    9/30/2001       9/30/2002    9/30/2001
                                                                    ---------------------------   --------------------------
Per Common Share Data
Earnings per share:
    Basic                                                                   $0.80        $0.56           $2.23        $1.65
    Diluted                                                                 $0.78        $0.57           $2.18        $1.65
Earnings per share before amortization of
  purchased intangibles:
    Basic                                                                   $0.82        $0.64           $2.27        $1.85
    Diluted                                                                 $0.79        $0.64           $2.21        $1.84
Cash dividends per share                                                    $0.20        $0.19           $0.60        $0.56
Book value per share (period end)                                          $25.15       $23.26          $25.15       $23.26
Weighted average number of shares:
    Basic                                                                  15,709       16,061          15,825       16,085
    Diluted                                                                17,047       17,214          17,116       16,494
Period end number of shares                                                15,517       15,982          15,517       15,982
Market data:
    High closing price                                                     $49.73       $29.33          $49.73       $29.66
    Low closing price                                                      $39.33       $25.99          $27.56       $23.33
    Period end closing price                                               $46.97       $27.05          $46.97       $27.05
    Trading volume                                                          3,690        1,042           7,054        2,404

(amounts in thousands, except per share data)
                                                                        Three Months Ended            Nine Months Ended
                                                                  -----------------------------------------------------------
                                                                    9/30/2002      9/30/2001       9/30/2002     9/30/2001
                                                                  -----------------------------  ----------------------------
Performance Ratios
Return on average assets                                                   1.36%         1.06%           1.30%         1.09%
Return on average common equity                                           13.30%        10.60%          12.87%        10.29%
Earning asset yield (TE)                                                   6.77%         7.64%           6.81%         7.88%
Total cost of funds                                                        1.97%         3.27%           2.10%         3.46%
Net interest margin (TE)                                                   4.80%         4.38%           4.71%         4.42%
Non-interest expense as a percent of total revenue (TE)
    before amortization of purchased intangibles
    and securities transactions                                           57.97%        61.49%          57.78%        60.99%
Average common equity as a percent of average total assets                10.24%         9.98%          10.09%        10.63%
Leverage ratio (period end)                                                9.30%         8.42%           9.30%         8.42%
FTE Headcount                                                              1,773         1,727           1,773         1,727

Asset Quality Information
Non-accrual loans                                                        $12,373       $16,214         $12,373       $16,214
Restructured loans                                                             -             -               -             -
Other real estate                                                          7,178         3,161           7,178         3,161
Total nonperforming assets                                               $19,551       $19,375         $19,551       $19,375
Nonperforming assets as a percent of loans and ORE                         0.96%         1.02%           0.96%         1.02%
Loans 90 days past due                                                    $5,234        $7,648          $5,234        $7,648
Loans 90 days past due as a percent of loans                               0.26%         0.40%           0.26%         0.40%
Nonperforming assets + loans 90 days past due to loans and ORE             1.22%         1.42%           1.22%         1.42%
Net charge-offs                                                           $2,547        $3,114         $14,506        $7,142
Net charge-offs as a percent of average loans                              0.51%         0.65%           1.01%         0.54%
Allowance for loan losses                                                $33,315       $36,122         $33,315       $36,122
Allowance for loan losses as a percent of period end loans                 1.65%         1.90%           1.65%         1.90%
Allowance for loan losses to NPAs + loans 90 days past due               134.42%       133.67%         134.42%       133.67%
Provision for loan losses                                                 $3,597        $2,088         $13,804        $6,116
Provision for loan losses to net charge-offs                             141.23%        67.06%          95.16%        85.64%

Average Balance Sheet
Total loans                                                            1,985,726     1,902,652       1,928,893     1,758,787
Securities                                                             1,511,750     1,337,757       1,499,953     1,158,392
Short-term investments                                                    46,478       108,512          93,988       141,093
Earning assets                                                         3,543,954     3,348,921       3,522,834     3,058,271
Allowance for loan losses                                                (32,607)      (36,688)        (32,897)      (31,377)
Other assets                                                             360,824       336,340         349,073       306,658
Total assets                                                          $3,872,171    $3,648,573      $3,839,011    $3,333,552

Non-interest bearing deposits                                           $616,347      $585,893        $616,256      $551,026
Interest bearing transaction deposits                                  1,427,413     1,176,022       1,414,671     1,080,717
Time deposits                                                          1,134,825     1,236,775       1,131,613     1,128,793
Total interest bearing deposits                                        2,562,238     2,412,797       2,546,284     2,209,510
Total deposits                                                         3,178,585     2,998,690       3,162,540     2,760,535
Other borrowed funds                                                     228,757       227,267         224,569       183,633
Other liabilities                                                         31,151        25,179          27,506        23,898
Preferred stock                                                           37,069        33,171          37,069        11,179
Common shareholders' equity                                              396,609       364,266         387,326       354,306
Total liabilities, preferred stock & common equity                    $3,872,171    $3,648,573      $3,839,011    $3,333,552

(amounts in thousands, except per share data)
                                                                      Three Months Ended            Nine Months Ended
                                                                -----------------------------------------------------------
                                                                  9/30/2002     9/30/2001        9/30/2002     9/30/2001
                                                                ----------------------------   ----------------------------
Period end Balance Sheet
Commercial/real estate loans                                       $1,014,565      $914,500       $1,014,565      $914,500
Mortgage loans                                                        271,891       235,024          271,891       235,024
Direct consumer loans                                                 503,123       549,664          503,123       549,664
Indirect consumer loans                                               185,882       158,692          185,882       158,692
Finance Company loans                                                  44,711        39,230           44,711        39,230
Total loans                                                         2,020,171     1,897,110        2,020,171     1,897,110
Securities                                                          1,509,931     1,383,742        1,509,931     1,383,742
Short-term investments                                                137,320        56,081          137,320        56,081
Earning assets                                                      3,667,422     3,336,933        3,667,422     3,336,933
Allowance for loan losses                                             (33,315)      (36,122)         (33,315)      (36,122)
Other assets                                                          337,647       334,138          337,647       334,138
Total assets                                                       $3,971,754    $3,634,948       $3,971,754    $3,634,948

Non-interest bearing deposits                                        $657,211      $588,595         $657,211      $588,595
Interest bearing transaction deposits                               1,462,363     1,197,310        1,462,363     1,197,310
Time deposits                                                       1,158,720     1,205,611        1,158,720     1,205,611
Total interest bearing deposits                                     2,621,082     2,402,921        2,621,082     2,402,921
Total deposits                                                      3,278,293     2,991,516        3,278,293     2,991,516
Other borrowed funds                                                  232,067       206,438          232,067       206,438
Other liabilities                                                      34,055        32,146           34,055        32,146
Preferred stock                                                        37,069        33,171           37,069        33,171
Common shareholders' equity                                           390,269       371,677          390,269       371,677
Total liabilities, preferred stock & common equity                 $3,971,754    $3,634,948       $3,971,754    $3,634,948

Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans                                             $256          $716           $7,663        $1,527
Mortgage loans                                                              1           105                -           106
Direct consumer loans                                                   1,420         1,665            3,987         3,784
Indirect consumer loans                                                   405           359            1,518           924
Finance company loans                                                     465           269            1,338           801
Total net charge-offs                                                  $2,547        $3,114          $14,506        $7,142

Net charge-offs to average loans:
Commercial/real estate loans                                            0.10%         0.31%            1.05%         0.24%
Mortgage loans                                                          0.00%         0.18%            0.00%         0.06%
Direct consumer loans                                                   1.12%         1.19%            1.06%         1.05%
Indirect consumer loans                                                 0.87%         0.93%            1.17%         0.88%
Finance Company loans                                                   4.19%         2.89%            4.40%         3.33%
Total net charge-offs to average loans                                  0.51%         0.65%            1.01%         0.54%

(amounts in thousands, except per share amounts)
                                                                        Three Months Ended            Nine Months Ended
                                                                  -----------------------------------------------------------
                                                                    9/30/2002     9/30/2001        9/30/2002     9/30/2001
                                                                  ----------------------------   ----------------------------
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans                                                                    56.03%        56.81%           54.75%        57.51%
Securities                                                               42.66%        39.95%           42.58%        37.88%
Short-term investments                                                    1.31%         3.24%            2.67%         4.61%
Earning assets                                                          100.00%       100.00%          100.00%       100.00%

Non-interest bearing deposits                                            17.39%        17.49%           17.49%        18.02%
Interest bearing transaction deposits                                    40.28%        35.12%           40.16%        35.34%
Time deposits                                                            32.02%        36.93%           32.12%        36.91%
Total deposits                                                           89.69%        89.54%           89.77%        90.26%
Other borrowed funds                                                      6.45%         6.79%            6.37%         6.00%
Other net interest-free funding sources                                   3.85%         3.67%            3.85%         3.73%
Total funding sources                                                   100.00%       100.00%          100.00%       100.00%

Loan mix:
Commercial/real estate loans                                             50.56%        48.48%           50.56%        49.39%
Mortgage loans                                                           12.71%        12.37%           12.19%        13.55%
Direct consumer loans                                                    25.26%        29.17%           26.17%        27.28%
Indirect consumer loans                                                   9.25%         8.05%            8.97%         7.96%
Finance Company loans                                                     2.21%         1.94%            2.11%         1.83%
Total loans                                                             100.00%       100.00%          100.00%       100.00%

Average dollars (in thousands)
Loans                                                                $1,985,726    $1,902,652       $1,928,893    $1,758,787
Securities                                                            1,511,750     1,337,757        1,499,953     1,158,392
Short-term investments                                                   46,478       108,512           93,988       141,093
Earning assets                                                       $3,543,954    $3,348,921       $3,522,834    $3,058,271

Non-interest bearing deposits                                          $616,347      $585,893         $616,256      $551,026
Interest bearing transaction deposits                                 1,427,413     1,176,022        1,414,671     1,080,717
Time deposits                                                         1,134,825     1,236,775        1,131,613     1,128,793
Total deposits                                                        3,178,585     2,998,690        3,162,540     2,760,535
Other borrowed funds                                                    228,757       227,267          224,569       183,633
Other net interest-free funding sources                                 136,612       122,964          135,725       114,103
Total funding sources                                                $3,543,954    $3,348,921       $3,522,834    $3,058,271

Loans:
Commercial/real estate loans                                         $1,004,067      $922,344         $975,272      $868,580
Mortgage loans                                                          252,350       235,428          235,190       238,258
Direct consumer loans                                                   501,673       554,920          504,771       479,742
Indirect consumer loans                                                 183,652       153,076          172,971       140,010
Finance Company loans                                                    43,983        36,884           40,689        32,196
Total average loans                                                  $1,985,726    $1,902,652       $1,928,893    $1,758,787

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

         The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                            September 30,            June 30,             March 31,         December 31,
                                                 2002                  2002                 2002               2001
                                           -----------------     ------------------     --------------     --------------
Total securities to total deposits                   46.06%           49.76%               45.85%             45.16%

Total loans (net of unearned
     income) to total deposits                       61.62%           61.10%               59.45%             62.18%

Interest-earning assets
     to total assets                                 92.34%           92.00%               92.22%             91.20%

Interest-bearing deposits
     to total deposits                               79.95%           80.19%               80.08%             79.47%
Loans and Allowance for Loan Losses

         The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                           Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                                         ----------------------------------   --------------------------------
                                                              2002              2001               2002             2001
                                                         ---------------   ----------------   ---------------  ---------------

Balance of allowance for loan losses
  at beginning of period                                       $ 32,265           $ 28,604          $ 34,417         $ 28,604
  Balance acquired through acquisition & other                        -              8,544              (400)           8,544
  Provision for loan losses                                       3,597              2,088            13,804            6,116
Loans charged-off:
     Commercial, Real Estate & Mortgage                             509                369             8,165            1,310
     Direct & Indirect Consumer                                   1,618              2,491             5,535            5,845
     Finance Company                                                531                825             1,573            2,244
     Demand Deposit Accounts                                      1,454                503             3,613            1,108
                                                         ---------------   ----------------   ---------------  ---------------
  Total charge-offs                                               4,112              4,188            18,886           10,507
                                                         ---------------   ----------------   ---------------  ---------------
Recoveries of loans previously
  charged-off:
     Commercial, Real Estate & Mortgage                             251                 36               501              163
     Direct & Indirect Consumer                                     394                513             1,362            1,565
     Finance Company                                                 66                473               235            1,512
     Demand Deposit Accounts                                        854                 52             2,282              125
                                                         ---------------   ----------------   ---------------  ---------------
  Total recoveries                                                1,565              1,074             4,380            3,365
                                                         ---------------   ----------------   ---------------  ---------------
  Net charge-offs                                                 2,547              3,114            14,506            7,142
                                                         ---------------   ----------------   ---------------  ---------------
  Balance of allowance for loan losses
    at end of period                                           $ 33,315           $ 36,122          $ 33,315         $ 36,122
                                                         ===============   ================   ===============  ===============

        The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:

                                                               Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                           ------------------------------------------------------------------------
                                                                2002              2001                2002              2001
                                                           ----------------  ----------------    ----------------  ----------------
Ratios (%):
  Net charge-offs to average net loans                                0.51              0.65                1.01              0.54
  Net charge-offs to period-end net loans                             0.50              0.66                0.72              0.38
  Allowance for loan losses to average net loans                      1.68              1.90                1.73              2.05
  Allowance for loan losses to period-end net loans                   1.65              1.90                1.65              1.90
  Net charge-offs to loan loss allowance                             30.58             34.48               43.54             19.77
  Loan loss provision to net charge-offs                            141.23             67.06               95.16             85.64
Capital Resources

         The Company continues to maintain an adequate capital position. The ratios as of September 30, 2002, June 30, 2002, March 31, 2002 and December 31, 2001 are as follows:

                                                           September 30,     June 30,         March 31,        December 31,
                                                              2002             2002              2002             2001
                                                         ---------------   --------------    -------------    --------------

Average equity to average assets                                 10.09%       10.01%            10.05%           10.51%

Total capital to risk-weighted assets (2)                        16.80%       17.03%            17.40%           15.99%

Tier 1 capital to risk-weighted                                  15.48%       15.73%            16.12%           14.74%
     assets (3)

Leverage capital to average total assets (4)                      9.30%        9.35%            8.44%             9.49%

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

Net Earnings

         Net earnings increased approximately $710,000 or 5.6% over the second quarter of 2002 and $3.6 million or 36.5% compared to the third quarter of 2001.

         On a year-to-date basis net earnings have increased $10.0 million or 36.8% in 2002 as compared to 2001. Following is selected information for comparison:

                                                                  Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                           ------------------------------------------------------------------
                                                               2002              2001             2002             2001
                                                           --------------   ---------------   --------------   --------------

Results of Operations:

     Return on average assets                                     1.36%            1.06%           1.30%           1.09%

     Return on average equity                                    13.30%           10.60%          12.87%          10.29%

Net Interest Income:

     Yield on average interest-earning assets
         (tax equivalent)                                         6.77%            7.64%           6.81%           7.88%

     Cost of average interest-bearing funds                       2.50%            4.15%           2.67%           4.42%
                                                           --------------   ---------------   --------------   --------------

     Net interest spread                                          4.26%            3.50%           4.14%           3.45%
                                                           ==============   ===============   ==============   ==============

     Net yield on interest-earning assets
         (net interest income on a tax-equivalent basis
         divided by average interest-earning assets)              4.80%            4.38%           4.71%           4.42%
                                                           ==============   ===============   ==============   ==============
Net Interest Income

         The third quarter of 2002 showed an increase in net interest income, on a tax-equivalent basis (TE), of $1.1 million, compared to the previous quarter and $6.0 million compared to the same period one year ago. The Company's net interest margin for the three-month period ended September 30, 2002 was 4.80% compared to 4.66% for the previous quarter and 4.38% for the prior year period. The higher level of net interest income (TE) and margin expansion as compared to the previous quarter was due principally to a better earning asset mix related to the third quarter's $69 million of loan growth. Although total deposits were down $29 million from the second quarter, total funding costs were also down 9 basis points. Redeploying maturing cash flows from the securities portfolio to loans funded the quarter's loan growth. All of the aforementioned actions resulted in an increase in the Company's average loan to deposit ratio to 62.5% in the current quarter from 59.8% in the previous quarter.

         Year-to-date net interest income (TE) increased $23.2 million or 23% over the same period last year. The Company's net interest margin for the first nine months of 2002 was 4.71% compared to 4.42% for the same period one year ago. The Company's growth in net interest income (TE) and net interest margin (TE) expansion compared to the same quarter a year ago was primarily due to a $195 million increase in average earning assets, as well as a 130 basis point reduction in total funding costs. The increase in average earning assets was fueled by a $180 million increase in total deposits, which, in turn, funded a $83 million increase in loans. The remaining funds were invested in the Company's security portfolio. The decrease in total funding costs resulted from continued falling market rates, coupled with on-going deposit pricing discipline.

         The following tables detail the components of the Company's net interest spread and net interest margin.

                                                                Three Months Ended               Three Months Ended
                                                   -------------------------------------------------------------------------
                                                                   09/30/02                           09/30/01
                                                   -------------------------------------------------------------------------
(dollars in thousands)                              Interest      Volume       Rate     Interest       Volume       Rate
                                                   -------------------------------------------------------------------------

Average Earning Assets
Commercial & real estate loans (TE)                   $17,224     $1,004,067     6.81%     $17,812       $922,344     7.66%
Mortgage loans                                          4,460        252,350     7.07%       4,458        235,428     7.57%
Consumer loans                                         16,671        729,308     9.07%      19,203        744,881    10.23%
Loan fees & late charges                                2,248              -     0.00%       2,385              -     0.00%
                                                   -------------------------------------------------------------------------
  Total loans (TE)                                     40,603      1,985,726     8.12%      43,858      1,902,652     9.16%

US treasury securities                                    416         50,452     3.27%         596         40,006     5.91%
US agency securities                                    6,322        538,059     4.70%       7,033        519,793     5.41%
CMOs                                                    6,796        575,653     4.72%       5,033        346,330     5.81%
Mortgage backed securities                              1,374         92,096     5.97%       2,240        158,167     5.67%
Municipals (TE)                                         3,943        219,373     7.19%       4,223        238,290     7.09%
Other securities                                          622         36,118     6.83%         402         35,170     4.54%
                                                   -------------------------------------------------------------------------
  Total securities (TE)                                19,473      1,511,750     5.15%      19,527      1,337,757     5.84%

Fed funds sold                                            164         39,638     1.65%         865        102,115     3.36%
Cds with banks                                             10          5,101     0.80%          77          6,397     4.76%
Other short-term investments                                9          1,739     2.16%           -              -     0.00%
                                                   -------------------------------------------------------------------------
  Total short-term investments                            184         46,478     1.57%         942        108,512     3.44%

  Average earning assets yield (TE)                   $60,260     $3,543,954     6.77%     $64,327     $3,348,921     7.64%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                  $6,114     $1,427,413     1.70%      $8,833     $1,176,022     2.98%
Time deposits                                          10,285      1,134,825     3.60%      16,695      1,236,775     5.36%
                                                   -------------------------------------------------------------------------
   Total interest bearing deposits                     16,399      2,562,238     2.54%      25,528      2,412,797     4.20%

Customer repos                                            574        172,973     1.32%       1,212        154,640     3.11%
Other borrowings                                          624         55,784     4.44%         845         72,628     4.61%
                                                   -------------------------------------------------------------------------
  Total borrowings                                      1,198        228,757     2.08%       2,056        227,267     3.59%

  Total interest bearing liab cost                    $17,597     $2,790,995     2.50%     $27,584     $2,640,064     4.15%

Noninterest-bearing deposits                                         616,347                              585,893
Other net interest-free funding sources                              136,612                              122,964

Total Cost of Funds                                   $17,597     $3,543,954     1.97%     $27,584     $3,348,921     3.27%

Net Interest Spread (TE)                              $42,663                    4.26%     $36,743                    3.50%

Net Interest Margin (TE)                              $42,663     $3,543,954     4.80%     $36,743     $3,348,921     4.38%
                                                   -------------------------------------------------------------------------

                                                       Nine Months Ended                 Nine Months Ended
                                                   -------------------------------------------------------------------------
                                                               09/30/02                           09/30/01
                                                   -------------------------------------------------------------------------
(dollars in thousands)                              Interest      Volume       Rate     Interest       Volume       Rate
                                                   -------------------------------------------------------------------------

Average Earning Assets
Commercial & real estate loans (TE)                   $49,952       $975,272     6.85%     $52,956       $868,580     8.15%
Mortgage loans                                         12,730        235,190     7.22%      13,743        238,258     7.69%
Consumer loans                                         49,696        718,431     9.25%      49,533        651,948    10.16%
Loan fees & late charges                                6,772              -     0.00%       6,524              -     0.00%
                                                   -------------------------------------------------------------------------
  Total loans (TE)                                    119,150      1,928,893     8.26%     122,755      1,758,787     9.33%

US treasury securities                                  1,189         47,782     3.33%       2,603         59,723     5.83%
US agency securities                                   19,577        532,976     4.90%      18,059        429,092     5.61%
CMOs                                                   20,360        557,441     4.87%      13,347        297,718     5.98%
Mortgage backed securities                              4,414         98,738     5.96%       5,956        129,253     6.14%
Municipals (TE)                                        12,095        224,725     7.18%      11,499        212,217     7.22%
Other securities                                        1,645         38,290     5.73%       1,175         30,390     5.17%
                                                   -------------------------------------------------------------------------
  Total securities (TE)                                59,281      1,499,953     5.27%      52,639      1,158,392     6.06%

Fed funds sold                                            645         51,896     1.66%       4,695        136,367     4.60%
Cds with banks                                            162          8,422     2.58%         223          4,726     6.31%
Other short-term investments                              449         33,670     1.78%           -              -     0.00%
                                                   -------------------------------------------------------------------------
  Total short-term investments                          1,256         93,988     1.79%       4,918        141,093     4.66%

  Average earning assets yield (TE)                  $179,686     $3,522,834     6.81%    $180,312     $3,058,271     7.88%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                 $18,794     $1,414,671     1.78%     $25,800     $1,080,717     3.19%
Time deposits                                          32,980      1,131,613     3.89%      47,918      1,128,793     5.68%
                                                   -------------------------------------------------------------------------
   Total interest bearing deposits                     51,774      2,546,284     2.72%      73,718      2,209,510     4.46%

Customer repos                                          1,675        169,831     1.32%       4,422        155,809     3.79%
Other borrowings                                        1,842         54,738     4.50%         979         27,824     4.71%
                                                   -------------------------------------------------------------------------
  Total borrowings                                      3,517        224,569     2.09%       5,401        183,633     3.93%

  Total interest bearing liab cost                    $55,291     $2,770,853     2.67%     $79,119     $2,393,142     4.42%

Noninterest-bearing deposits                                         616,256                              551,026
Other net interest-free funding sources                              135,725                              114,103

Total Cost of Funds                                   $55,291     $3,522,834     2.10%     $79,119     $3,058,271     3.46%

Net Interest Spread (TE)                             $124,396                    4.14%    $101,193                    3.45%

Net Interest Margin (TE)                             $124,396     $3,522,834     4.71%    $101,193     $3,058,271     4.42%
                                                   -------------------------------------------------------------------------

Provision for Loan Losses

         The amount of the allowance for loan losses equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by allowances acquired in acquisitions and recoveries of loans previously charged-off. Provisions are made to the allowance to reflect the currently perceived risks of loss associated with the bank's loan portfolio. A specific loan is charged-off when management believes, after considering, among other things, the borrower's financial condition and the value of any collateral, that collection of the loan is unlikely.

         The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances. (Amounts shown are in thousands)

                                                                                     At and For the
                                                       ---------------------------------------------------------------------------
                                                                Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                       ---------------------------------------------------------------------------
                                                            2002                2001               2002                2001
                                                       ---------------     ---------------    ---------------     ----------------
Annualized net charge-offs to average loans                     0.51%               0.65%              1.01%                0.54%

Annualized provision for loan losses to average
     loans (1)                                                  0.72%               0.44%              0.96%                0.46%

Average allowance for loan losses to average loans              1.64%               1.93%              1.71%                1.78%

Gross charge-offs (2)                                         $ 4,112             $ 4,188           $ 18,886             $ 10,507

Gross recoveries                                                1,565               1,074              4,380                3,365

Non-accrual loans                                              12,373              16,214             12,373               16,214

Accruing loans 90 days or more past due                         5,234               7,648              5,234                7,648

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
Non-Interest Income

         Non-interest income increased $150,000 or 0.9% from the second quarter and increased $4.3 million or 32.3% when compared to the same period a year ago. The increase over the previous quarter is a combination of increased deposit service charges and decreased investment and annuity fees. The volatility of the capital markets has led to declines in investment fee income.

         Significant factors impacting the growth in non-interest income from the third quarter of 2001 included expansion of Trust and Insurance revenues, as well as a series of initiatives related to pricing and processing for service charges on deposit accounts. Lower levels of investment & annuity fees, as well as a seasonal decrease in Trust revenue impacted non-interest income levels as compared to the previous quarter.

                                                        Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                     -----------------------------------     --------------------------------
(dollars in thousands)                                   2002                2001                 2002              2001
                                                     --------------     ----------------     ---------------     ------------
Service charges on deposit accounts                       $ 11,080              $ 7,635            $ 31,095         $ 21,093
Trust fees                                                   1,785                1,544               5,700            4,695
Credit card merchant discount fees                             792                  693               2,434            1,979
Insurance fees                                                 650                  412               1,753            1,052
Investment & annuity fees                                      855                  832               3,867            2,462
ATM fees                                                     1,003                  382               2,833            1,120
Secondary mortgage market operations                           416                  416               1,634              760
Other income                                                 1,088                1,441               3,261            4,431
Securities transactions gain/(losses)                            5                   16                   5               16
                                                     --------------     ----------------     ---------------     ------------
   Total non-interest income                              $ 17,674             $ 13,371            $ 52,582         $ 37,608
                                                     ==============     ================     ===============     ============
Non-Interest Expense

         Non-interest expense for the three-month period ended September 30, 2002 increased $1.1 million, or 3.2%, compared to the previous quarter and $3.1 million, or 9.6%, compared to the same period the previous year. Increases from the previous quarter and the same period the previous year resulted primarily from higher other real estate owned write-downs on two specific commercial real estate properties. Increases, as compared to the same period last year, result primarily from higher personnel expenses and franchise taxes.

         On a year-to-date basis, non-interest expense is higher by $15 million and results primarily from increased personnel costs associated with the additional staffing resulting from the Lamar Capital Corporation acquisition, regular salary increases as well as higher staffing associated with growth in new and existing market areas. Franchise taxes, other real estate owned and advertising expense accounted for $4.6 million or 30.7% of the increased expenses as compared to a year ago. Other real estate owned expense for the nine-month period includes $1.5 million in write-downs.

                                                          Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                      -----------------------------------------------------------------------
(dollars in thousands)                                     2002              2001               2002              2001
                                                      ----------------  ----------------   ----------------  ----------------
Employee compensation                                        $ 16,070          $ 14,461           $ 47,044          $ 39,910
Employee benefits                                               3,441             3,076             11,528             8,973
                                                      ----------------  ----------------   ----------------  ----------------
     Total personnel expense                                   19,511            17,537             58,572            48,883
                                                      ----------------  ----------------   ----------------  ----------------
Equipment and data processing expense                           3,846             3,483             11,046            10,408
Net occupancy expense                                           2,220             2,343              6,331             5,959
Postage and communications                                      2,002             2,007              5,829             5,720
Ad valorem and franchise taxes                                  1,441               643              3,876             1,849
Legal and professional services                                 1,009             1,122              3,135             2,513
Stationery and supplies                                           518               515              1,460             1,324
Amortization of intangible assets                                 188             1,265                563             3,084
Advertising                                                       752               942              2,812             1,869
Deposit insurance and regulatory fees                             222               238                662               622
Training expenses                                                 181                80                420               290
Other real estate owned expense                                   956               167              1,895               230
Other expense                                                   2,317             1,729              6,219             4,986
                                                      ----------------  ----------------   ----------------  ----------------
   Total non-interest expense                                $ 35,163          $ 32,071          $ 102,820          $ 87,737
                                                      ================  ================   ================  ================
Income Taxes

         The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first nine months of 2002 was $5,607,000 compared to $5,447,000 for the comparable period in 2001.

Net Earnings Per Common Share

         Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                               Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                             --------------------------------------------------------------------
                                                                 2002             2001              2002              2001
                                                             -------------    -------------     -------------     -------------
Net earnings - used in computation of diluted
      earnings per common share                                  $ 13,290          $ 9,735           $37,294           $27,269
Preferred divdend requirement                                         663              663             1,990               663
                                                             -------------    -------------     -------------     -------------

Net earnings available to common stockholders -
      used in computation of basic earnings
      per common share                                           $ 12,627          $ 9,072           $35,304           $26,606
                                                             =============    =============     =============     =============

Weighted average number of common shares
      outstanding - used in computation of
      basic earnings per common share                              15,709           16,061            15,825            16,085
Effect of dilutive securities
      Stock options                                                   232               47               185                53
      Convertible preferred stock                                   1,106            1,106             1,106               356
                                                             -------------    -------------     -------------     -------------

Weighted average number of common shares
      outstanding plus effect of dilutive
      securities - used in computation of
      diluted earnings per common share                            17,047           17,214            17,116            16,494
                                                             =============    =============     =============     =============
Forward Looking Information

         Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This Act provides a safe harbor for such disclosures that protects the companies from unwarranted litigation if the actual results are different from management expectations. This report contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties that could cause the Company's actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements.

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

         The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At September 30, 2002 the Company had $244 million of regular savings and club accounts and $990 million of money market and NOW accounts, representing 47.1% of total interest-bearing depositor accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

         Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                                Part II - OTHER INFORMATION
                                                ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

        Exhibits:
               None

        Reports on Form 8-K:
1.       A Form 8-K was filed on July 25, 2002 for the purpose of revising the Company's 2002 earnings-per-share guidance.

2.       A Form 8-K was filed on August 14, 2002 to certify that the Form 10-Q for the periods ended June 30, 2002 fully complied with the requirements of section 13(a) of the Securities Exchange Act of 1934.

3.       A Form 8-K was filed on November 11, 2002 for the purpose of revising the Company's 2002 fourth quarter earnings-per-share guidance.

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

    November 13,2002           By:    /s/ George A. Schloegel
-------------------------         --------------------------------------
        Date                          George A. Schloegel
                                      Vice-Chairman of the Board and
                                      Chief Executive Officer

    November 13, 2002          By:    /s/ Carl J. Chaney
--------------------------        --------------------------------------
                                      Carl J. Chaney
                                      Executive Vice President and
                                      Chief Financial Officer

                                                      CERTIFICATIONS

I, George A. Schloegel, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Hancock Holding Company.

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b.       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 13, 2002                                      /s/ George A. Schloegel
                                                       --------------------------------
                                                              George A. Schloegel
                                                              Vice-Chairman of the Board &
                                                              Chief Executive Officer

I, Carl J. Chaney, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Hancock Holding Company.

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

d.       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
e.       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 13, 2002                                      /s/ Carl J. Chaney
                                                             ------------------------------
                                               Carl J. Chaney
                                                              Executive Vice President &
                                                              Chief Financial Officer

The undersigned hereby certifies in his capacity as an officer of HANCOCK HOLDING COMPANY (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the periods ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

 Date: November 13, 2002                                      /s/ George A. Schloegel
                                                       --------------------------------
                                                              George A. Schloegel
                                                              Vice-Chairman of the Board &
                                                              Chief Executive Officer

The undersigned hereby certifies in his capacity as an officer of HANCOCK HOLDING COMPANY (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the periods ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

 Date: November 13, 2002                                      /s/ Carl J. Chaney
                                                             ------------------------------
                                               Carl J. Chaney
                                                              Executive Vice President &
                                                              Chief Financial Officer