Form 10-K
period 2002-12-31
HANCOCK HOLDING CO
filed 2003-03-31
CIK 750577

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

                                                     FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 2002.

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to ______________________
Commission file number    0-13089
                          -------
                                                Hancock Holding Company
--------------------------------------------------------------------------------------------
                              (Exact name of registrant as specified in its charter)

           Mississippi                          64-0693170
--------------------------------      ------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)

 One Hancock Plaza, Gulfport, Mississippi                  39501
------------------------------------------              ------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (228) 868-4727
                                                        --------------
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
          ---

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
      ---

                              Continued

      The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 28, 2003 was approximately $460,633,405 (based on an average market price of $44.87). For purposes of this calculation only, shares held by non-affiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

      On December 31, 2002, the registrant had outstanding 15,443,467 shares of common stock for financial statement purposes.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Part I and Part II of this report.

      Portions of the definitive Proxy Statement used in connection with the Registrant's Annual Meeting of Shareholders held on February 27, 2003, filed by the Registrant on January 29, 2003, are incorporated by reference into Part III of this report.

                               CONTENTS

PART I

Item 1.    Business                                                          4
Item 2.    Properties                                                       30
Item 3.    Legal Proceedings                                                32
Item 4.    Submission of Matters to a Vote of Security Holders              32

PART II

Item 5.    Market for the Registrant's Common Stock
            and Related Stockholder Matters                                 32
Item 6.    Selected Financial Data                                          32
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             32
Item 7a   Quantitative and Qualitative Disclosures About
            Market Risk                                                     33
Item 8.    Financial Statements and Supplementary Data                      33
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                         33

PART III

Item 10.   Directors and Executive Officers of the
             Registrant                                                     33
Item 11.   Executive Compensation                                           35
Item 12.   Security Ownership of Certain Beneficial
              Owners and Management                                         35
Item 13.   Certain Relationships and Related Transactions                   35
Item 14.   Controls and Procedures                                          35
Item 15.   Principal Accountant Fees                                        35

PART IV

Item 16.   Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                           36

PART I

ITEM 1 - BUSINESS

BACKGROUND AND CURRENT OPERATIONS

BACKGROUND

GENERAL:

      Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. At December 31, 2002 the Company operated 102 banking offices and 140 automated teller machines (ATMs) in the states of Mississippi and Louisiana through two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS) and Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA). Hancock Bank MS and Hancock Bank LA are referred to collectively as the "Banks".

      The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company's operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 2002, the Company had total assets of $3.97 billion and employed on a full-time equivalent basis 1,281 persons in Mississippi and 509 persons in Louisiana.

      Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by concentrating branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Based on the most current available published data, Hancock Bank MS has the largest deposit market share in each of the following four counties: Harrison, Hancock, Jackson and Pearl River. In addition, Hancock Bank MS has a significant presence in the following counties: Lamar, Forrest and Jefferson Davis. With assets of $2.5 billion at September 30, 2002, Hancock Bank MS was ranked as the third largest bank in Mississippi.

      In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With assets of $1.6 billion at September 30, 2002, Hancock Bank LA was ranked as the third largest bank in Louisiana.

      Beginning with the 1985 acquisition of the Pascagoula-Moss Point Bank in Pascagoula, Mississippi, the Company has acquired approximately $1.6 billion in assets and approximately $1.4 billion in deposit liabilities through selected acquisitions or purchase and assumption transactions.

Recent Acquisition Activity:

      On July 1, 2001 the Company acquired 100% of the common stock of Lamar Capital Corporation (LCC), Purvis, Mississippi and its subsidiaries, The Lamar Bank and Southern Financial Services, Inc. The acquisition was accounted for as a purchase and the results of LCC's operations are included in the consolidated financial statements of the Company from the date of acquisition. LCC operated 9 banking offices in southern Mississippi. The Company acquired LCC in order to expand the geographic area in which its services are offered. The aggregate purchase price was approximately $51.3 million, including cash of $14.2 million and 1,658,275 shares of mandatorily redeemable convertible preferred stock with a fair value of $37.1 million. LCC had total assets of approximately $415 million and stockholders' equity of approximately $37 million at December 31, 2000. The core deposit intangible resulting from this acquisition has a weighted average life of 10 years. Amortization of the core deposit intangible was approximately $720,000 in 2002 and $710,000 in 2001. Amortization is estimated to be approximately $680,000 in 2003, $634,000 in 2004, $507,000 in 2005, $406,000 in 2006, $324,000 in 2007 and the remainder of $1,519,000 thereafter. Goodwill was assigned to the Mississippi segment and is not deductible for tax purposes. No amortization of any goodwill related to this acquisition was recorded in 2002 or 2001 in accordance with Statement of Financial Accounting Standards No. 142.

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

      Consumer loans which become 60 days delinquent are reviewed regularly by management. Generally, a consumer loan, which is delinquent 120 days, is in process of collection through repossession and liquidation of collateral or has been deemed currently uncollectible. Loans deemed currently uncollectible are charged-off. As a matter of policy, loans are placed on a nonaccrual status when the loan is 1) maintained on a cash basis due to the deterioration in the financial condition of the borrower, 2) payments, in full, of principal or interest are not expected or 3) the principal or interest has been in default for a period of 90 days, unless the loan is well secured and in the process of collection.

      The Banks follow the standard FDIC loan classification system. This system provides management with (1) a general view of the quality of the overall loan portfolio (each branch's loan portfolio and each commercial loan officer's loan portfolio) and (2) information on specific loans that may need individual attention.

      The Banks hold nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 2002, the book value of real estate held for resale was approximately $5.9 million.

Securities Portfolio:

      The Banks maintain portfolios of securities consisting primarily of U.S. Treasury securities, U.S. government agency issues, mortgage-backed securities, CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, the Banks invest only in high grade investment quality securities with acceptable yields and generally with durations of less than 5 years.

      The Banks' policies limit investments to securities having a rating of no less than "Baa" by Moody's Investors' Service, Inc., except for certain obligations of Mississippi or Louisiana counties and municipalities.

Deposits:

      The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks offer 140 ATMs: ATMs at the Company's banking offices and free-standing ATMs at other locations. As members of regional and international ATM networks such as "PULSE", "PLUS" and "CIRRUS", the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing, and to a certain extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Banks' respective market areas.

Trust Services:

      The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 2002, the Trust Departments of the Banks had approximately $4.4 billion of assets under management, of which $3.0 billion were corporate accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

Operating Efficiency Strategy:

      The primary focus of the Company's operating strategy is to increase operating income and to reduce operating expense. A Company's operating efficiency ratio indicates the percentage of each dollar of net revenue that is used to fund operating expenses. Net revenue for a financial institution is the total of net interest income plus non-interest income, excluding securities transactions gains or losses. Operating expenses exclude the amortization of intangibles. The Company's operating efficiency ratio was 57.83% for the year ended December 31, 2002, compared to 60.07% for the prior year. Excluding the impact of merger-related costs, the efficiency ratio for 2001 was 59.73%.

Other Activities:

      Hancock Bank MS has 7 subsidiaries through which it engages in the following activities: providing consumer financing services; mortgage lending; owning, managing and maintaining certain real property; providing general insurance agency services; holding investment securities; marketing credit life insurance; and providing discount investment brokerage services. The income of these subsidiaries generally accounts for less than 10% of the Company's total net earnings.

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

      During 2001 the Company began servicing mortgage loans for the Federal National Mortgage Association. The loans serviced are originated and closed by the Company's mortgage subsidiary. The servicing activity is also performed by this same subsidiary.

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

SUPERVISION AND REGULATION

Bank Holding Company Regulation

General:

      The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act). On January 26, 2002 the Company qualified as a financial holding company, giving it broader powers as discussed below. To date the Company has not exercised its powers as a financial holding company except to acquire a non-controlling interest in a third party service provider for insurance companies. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission (the Commission) under federal securities laws.

Federal Regulation:

      The Bank Holding Company Act generally prohibits a corporation owning a bank from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries. Acquiring or obtaining control of more than 5% of the voting shares of any company engaged in activities other than those activities determined by the Federal Reserve to be so closely related to banking, managing or controlling banks as to be proper incident thereto is also prohibited. In determining whether a particular activity is permissible, the Federal Reserve considers whether the performance of the activity can reasonably be expected to produce benefits to the public that outweigh possible adverse effects. For example: making, acquiring or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance, and performing certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities. The Bank Holding Company Act does not place territorial limitations on permissible bank-related activities of bank holding companies. Despite prior approval, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when it has reasonable cause to believe that continuation of such activity or control of such subsidiary constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

      The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve: (1) before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of the voting shares of such bank, (2) before it or any of its subsidiaries other than a bank may acquire all of the assets of a bank, (3) before it may merge with any other bank holding company, or (4) before it may engage in permissible non-banking activities. In reviewing a proposed acquisition, the Federal Reserve considers financial, managerial and competitive aspects. The future prospects of the companies and banks concerned and the convenience and needs of the community to be served must also be considered. The Federal Reserve also reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the holding company can service such indebtedness without adversely affecting the capital requirements of the holding company or its subsidiaries. The Bank Holding Company Act further requires that consummation of approved bank holding company or bank acquisitions or mergers must be delayed for a period of not less than 15 nor more than 30 days following the date of approval. During such 15 to 30-day period, complaining parties may obtain a review of the Federal Reserve's order granting its approval by filing a petition in the appropriate United States Court of Appeals petitioning that the order be set aside.

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among qualified bank holding companies, commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

      Generally, the Financial Services Modernization Act:

*      Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;
*      Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

*      Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;
*      Provides an enhanced framework for protecting the privacy of consumer information;
*       Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;
*       Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and
*       Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      The Financial Services Modernization Act requires that each bank subsidiary of a financial holding company be well capitalized and well managed as determined by the subsidiary bank's principal regulator. To be considered well managed, the bank must have received at least a satisfactory composite rating and a satisfactory management rating at its last examination. To be well capitalized, the bank must have a leverage capital ratio of 5%, a Tier 1 Risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. These ratios are discussed further below. In the event a financial holding company becomes aware that a subsidiary bank ceases to be well capitalized or well managed, it must notify the Federal Reserve and enter into an agreement to cure such condition. The consequences of a failure to cure such condition are that the Federal Reserve Board may order divestiture of the bank. Alternatively, a financial holding company may comply with such order by ceasing to engage in the financial holding company activities that are unrelated to banking or otherwise impermissible for a bank holding company.

      The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies and financial holding companies. The regulatory capital of a bank holding company or financial holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve's evaluation of a holding company and any applications by the bank holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. In addition, a financial institution's failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. There are two measures of regulatory capital presently applicable to bank holding companies, (1) risk-based capital and (2) leverage capital ratios.

      The Federal Reserve rates bank holding companies by a component and composite 1-5 rating system. This system is designed to help identify institutions, which require special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations.

      The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders' equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company's leverage capital ratio at December 31, 2002 was 9.35%.

      The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories; 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 2002, the Company's off-balance sheet items aggregated $410.4 million; however, after the credit conversion these items represented $87.1 million of balance sheet equivalents.

      The primary component of risk-based capital is Tier 1 Capital, which for the Company is essentially equal to common stockholders' equity, less goodwill and other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2002, the Company's Tier 1 and Total Capital ratios were 15.73% and 17.25%, respectively.

      The prior approval of the Federal Reserve must be obtained before the Company may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Federal Reserve approve an acquisition of any bank located outside Mississippi unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. The banking laws of Mississippi presently permit out-of-state banking organizations to acquire Mississippi banking organizations, provided the out-of-state banking organization's home state grants similar privileges to banking organizations in Mississippi. In addition,

Mississippi banking organizations were granted similar powers to acquire certain out-of-state financial institutions pursuant to the Interstate Bank Branching Act, which was adopted in 1996.

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

Bank Regulation

      The operations of the Banks are subject to state and federal statutes applicable to state banks and national banks, respectively, and the regulations of the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (OCC), to the extent states banks are granted parity with national banks. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the Banks' operations.

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

      Effective in the first quarter of 1996, the FDIC lowered banks' deposit insurance premiums from 4 to 31 cents per hundred dollars in insured deposits to a rate of 0 to 27 cents. The Banks have received a risk classification of 1A for assessment purposes. In 1997 an assessment for the Financing Corporation's debt service was added to the FDIC quarterly premium payment. That assessment averaged 1.75 cents per hundred dollars of insured deposits during 2002 and 1.68 (annualized) for the first quarter of 2003. Total assessments paid to the FDIC amounted to $534 thousand in 2002. For the year ended December 31, 2002, premiums on OAKAR deposits from the 1991 acquisition of Peoples Federal Savings Association and Lamar Bank totaled $9 thousand.

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

      In addition to regulating capital, the FDIC has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC has adopted regulations that restrict preferential loans and loan amounts to "affiliates" and "insiders" of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank, like Hancock Bank MS and Hancock Bank LA.

      Although Hancock Bank MS and Hancock Bank LA are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $36.1 million, or, if the aggregate of such accounts exceeds $36.1 million, $1.083 million plus 10% of the total in excess of $36.1 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution's transaction accounts.

      The Financial Services Modernization Act also permits national banks, and through state parity statutes, state banks, to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

      A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

      The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Mississippi permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

Summary:

      The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Banks. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

      The Company's management has not exercised at this time any of its powers as a financial holding company other than to acquire a non-controlling interest in a third party service company for the insurance industry. Management is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Banks, regulatory capital requirements, general economic conditions, and other factors, the Company or Banks desire to utilize any of their expanded powers provided in the Financial Services Modernization Act.

      The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on the Company's operations in the near-term. However, to the extent that it permits holding companies, banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, some of which may have substantially more financial resources than the Company and the Banks.

      Finally additional bills may be introduced in the future in the United States Congress and state legislatures to alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and what form any of these proposals will be adopted or the extent to which the business of the Company and the Banks may be affected thereby.

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

      Another significant statistic in the analysis of net interest income is the effective interest differential (also referred to as the net interest margin), which is the difference between the average rate of interest earned on earning assets and the effective rate paid for all deposits and borrowed funds, noninterest-bearing as well as interest-bearing. Since a portion of the Bank's deposits do not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The rate differential for the years 2002 and 2001 was 4.70% and 4.50%, respectively.

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

      "Table 9 Summary of Average Balance Sheets, Net Interest Income (te) & Interest Rates" included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 38 through 47 of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference.

      Information regarding the changes in interest income on interest-earning assets and interest expense on interest-bearing liabilities relating to rate and volume variances is included in "Table 10 Summary of Changes in Net Interest Income (te)" included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 38 through 47 of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference.

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

      The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. At December 31, 2002, the Company's cumulative interest sensitivity gap in the one year interval was (5.0%). The percentage reflects a higher level of interest sensitive liabilities than assets re-pricing within one year. Generally, when rate sensitive liabilities exceed rate sensitive assets, the net interest margin is expected to be positively affected during periods of decreasing interest rates and negatively affected during periods of increasing rates.

      The following tables set forth the scheduled re-pricing or maturity of the Company's assets and liabilities at December 31, 2002 and December 31, 2001. The assumed prepayment of investments and loans were based on the Company's assessment of current market conditions on such dates. Estimates have been made for the re-pricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or re-pricing periods, reactions will vary as to timing and degree of interest rate change.

                                              Analysis of Interest Sensitivity at December 31, 2002

                                                             Within     6 months      1 to 3       > 3       Non-Sensitive
                                            Overnight       6 months   to 1 year      years       years       Balance        Total
                                          ------------   -----------  -----------   ----------  ----------   ---------- ------------
                                                                      (amounts in thousands)

Assets
 Securities                                 $      --  $   264,002  $   235,338  $   467,133  $   494,965  $        -- $ 1,461,438
 Federal funds sold & Short-term investments   22,214           --          216            -       24,827                   47,257
 Loans                                         26,512    1,072,824      279,728      511,423      214,494           --   2,104,981
 Other assets                                      --           --           --           --       66,807      292,664     359,471
                                           -----------  -----------  -----------  -----------  -----------  ----------- -----------
      Total Assets                          $  48,726  $ 1,336,826  $   515,282  $   978,556  $   801,093  $   292,664 $ 3,973,147
                                           ===========  ===========  ===========  ===========  ===========  =========== ===========
Liabilities
 Interest bearing transaction deposits      $      --  $   736,755  $   192,087  $   554,900  $    57,729  $        -- $ 1,541,471
 Time deposits                                     --      432,127      149,750      277,138      270,223           --   1,129,238
 Non-interest bearing deposits                     --      264,865      126,270      220,209       19,446           --     630,790
 Federal funds purchased                           --           --           --           --           --           --          --
 Borrowings                                   165,237           --           --           --       46,840           --     212,077
 Other liabilities                                 --           --           --           --           --       34,989      34,989
 Shareholders' Equity                              --           --        9,774           --      414,808           --     424,582
                                           -----------  -----------  -----------  -----------  -----------  ----------- -----------
 Total Liabilities & Equity                 $ 165,237  $ 1,433,747  $   477,881  $ 1,052,247  $   809,046  $    34,989 $ 3,973,147
                                           ===========  ===========  ===========  ===========  ===========  =========== ===========
Interest sensitivity gap                    $(116,511) $   (96,921) $    37,401  $   (73,691) $    (7,953) $   257,675
Cumulative interest rate sensitivity gap    $(116,511) $  (213,432) $  (176,031) $  (249,722) $  (257,675) $        --
Cumulative interest rate
 sensitivity gap as a percentage of
 total earning assets                            (3.0)%       (6.0)%       (5.0)%       (7.0)%      (7.0)%

                                              Analysis of Interest Sensitivity at December 31, 2001

                                                              Within     6 months      1 to 3       > 3       Non-Sensitive
                                             Overnight       6 months   to 1 year      years       years       Balance        Total
                                           ------------   -----------  -----------   ----------  ----------   ---------- -----------
                                                                      (amounts in thousands)
Assets
  Securities                               $       --  $   294,577  $   192,068  $   560,662  $   318,192  $        -- $ 1,365,499
  Federal funds sold & Short-term
     investments                               92,000        2,589        5,844           --           --           --     100,433
  Loans                                           730    1,003,918      271,742      566,186       47,463           --   1,890,039
  Other assets                                     --           --           --           --       60,191      263,683     323,874
                                            -----------  -----------  -----------  -----------  -----------  ----------- -----------
  Total Assets                             $   92,730  $ 1,301,084  $   469,654  $ 1,126,848  $   425,846  $   263,683 $ 3,679,845
                                          ===========  ===========  ===========  ===========  ===========  =========== ===========
Liabilities
  Interest bearing transaction deposits    $       --  $   605,516  $   131,993  $   449,837  $    62,371  $        -- $ 1,249,717
  Time deposits                                    --      703,584      240,544      141,571       80,260           --   1,165,959
  Non-interest bearing deposits                    --      262,038      124,922      217,859       19,239           --     624,058
  Federal funds purchased                         125           --           --           --           --           --         125
  Borrowings                                  162,602        3,361        3,444       16,196       27,211           --     212,814
  Other liabilities                                --           --           --           --           --       22,555      22,555
  Shareholders' Equity                             --           --        9,314           --      395,303           --     404,617
                                            -----------  -----------  -----------  -----------  -----------  ----------- -----------
  Total Liabilities & Equity               $  162,727  $ 1,574,499  $   510,217  $   825,463  $   584,384  $    22,555 $ 3,679,845
                                            ===========  ===========  ===========  ===========  ===========  =========== ===========
Interest sensitivity gap                   $  (69,997) $  (273,415) $   (40,563) $   301,385  $  (158,538) $   241,128
Cumulative interest rate sensitivity gap   $  (69,997) $  (343,412) $  (383,975) $   (82,590) $  (241,128) $        --
Cumulative interest rate
    sensitivity gap as a percentage of
    total earning assets                        (2.1)%        (10.2)%      (11.4)%       (2.5)%       (7.2)%

Income Taxes:

      The Company had income tax expense of $22.5 million and $17.9 million for the years ended December 31, 2002 and 2001, respectively. This represents an effective income tax rate of 30.6% for 2002 and 31.3% for 2001. The effective income tax rates are lower than the statutory rates since the Company earns a portion of its income on tax-exempt loans and securities.

Performance and Equity Ratios:

      Information regarding performance and equity ratios is contained in the "Financial Highlights" on pages 8 through 9 of the Company's 2002 Annual Report to Stockholders incorporated herein by reference.

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

      The available-for-sale portfolio balance was $1.3 billion at December 31, 2002. At December 31, 2002, the amortized cost of the held-to-maturity portfolio was $228.0 million and the fair value was $238.2 million.

      The amortized cost of securities classified as available-for-sale at December 31, 2002, 2001 and 2000, were as follows (in thousands):

                                                       December 31,
                                 ----------------------------------------------------

                                      2002              2001               2000
                                 ---------------   ---------------    ---------------
U.S. Treasury                         $  49,970         $  30,258          $  77,054
U.S. government agencies                517,482           440,481            265,029
Municipal obligations                    74,270            85,284             36,400
Mortgage-backed securities               43,820            69,704             48,841
CMOs                                    524,414           422,368            137,170
Other debt securities                    12,288            19,338              6,140
Equity securities                        11,216            10,696              7,932
                                 ---------------   ---------------    ---------------
                                    $ 1,233,460       $ 1,078,129          $ 578,566
                                 ===============   ===============    ===============

Page 21of 44

      The amortized cost, yield and fair value of debt securities classified as available-for-sale at December 31, 2002, by contractual maturity, were as follows (amounts in thousands):

                                             Over One     Over Five
                                 One Year     Year         Years         Over                                        Weighted
                                   or        Through      Through         Ten                              Fair       Average
                                  Less     Five Years    Ten Years       Years          Total             Value        Yield
                              ------------ ------------ ----------- -------------- -------------- -----------------  ----------
U.S. Treasury                 $    49,970     $      -    $      -      $       -    $    49,970       $    50,835       3.28%
U.S. government agencies          247,133      269,420           -            929        517,482           530,495       4.28%
Municipal obligations               4,237       19,965      34,849         15,219         74,270            76,564       4.81%
Mortgage-backed securities              3        1,967       7,595         34,255         43,820            45,672       6.66%
CMOs                              199,933      255,523      34,606         34,352        524,414           531,371       3.21%
Other debt securities                   -           52       4,852          7,384         12,288            12,610       6.83%
                              ------------ ------------ ----------- -------------- -------------- -----------------
                              $   501,276  $   546,927  $   81,902    $    92,139   $  1,222,244      $  1,247,547       3.92%
                              ============ ============ =========== ============== ============== =================

Fair Value                     $  507,788  $   561,098  $   85,026     $   93,635   $  1,247,547

Weighted Average Yield              2.67%        4.53%       5.34%          5.87%          3.92%

      The amortized cost of securities classified as held-to-maturity at December 31, 2002, 2001 and 2000 were as follows (in thousands)

                                                             December 31,
                                   --------------------------------------------------------
                                        2002                 2001                2000
                                   ---------------    -----------------   -----------------
U.S. Treasury                            $    294             $    293           $   8,292
U.S. government agencies                   16,350               35,746              71,286
Municipal obligations                     136,122              148,545             159,977
Mortgage-backed securities                 35,950               37,749              69,896
CMOs                                       30,087               58,508             102,167
Other debt securities                       9,176                6,529               6,159
                                   ---------------    -----------------   -----------------
                                       $  227,979           $  287,370          $  417,777
                                   ===============    =================   =================

      The amortized cost, yield and fair value of securities classified as held-to-maturity at December 31, 2002, by contractual maturity, were as follows (amounts in thousands):

                                          Over One      Over Five
                               One Year     Year          Years           Over                                          Weighted
                                  or       Through       Through           Ten                            Fair          Average
                                Less     Five Years     Ten Years         Years          Total           Value           Yield
                              ---------- -------------- ------------- -------------- --------------  ---------------  ------------
U.S. Treasury                  $    101       $    193      $      -       $      -       $    294         $    294         5.25%
U.S. government agencies          5,001          1,415         2,688          7,246         16,350           16,979         5.89%
Municipal obligations             6,744         37,440        80,923         11,015        136,122          143,203         4.83%
Mortgage-backed securities        5,010         10,457         8,806         11,677         35,950           37,577         6.99%
CMOs                             14,751          8,315         7,021              -         30,087           30,967         6.19%
Other debt securities             6,115          2,940           105             16          9,176            9,176         5.93%
                              ---------- -------------- ------------- -------------- --------------  ---------------        5.42%
                               $ 37,722       $ 60,760      $ 99,543       $ 29,954       $227,979         $238,196
                              ========== ============== ============= ============== ==============  ===============

Fair Value                     $ 38,188         $ 63,809    $105,090       $ 31,109       $238,196

Weighted Average Yield            5.84%            5.43%       5.09%          5.93%          5.42%

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

      The following table sets forth, for the periods indicated, the composition of the loan portfolio of the Company:

                                                                         Loan Portfolio
                                                                         --------------

                                                                                December 31,
                                          --------------------------------------------------------------------------------------
                                                  2002         2001             2000              1999              1998
                                          -------------   ---------------  ---------------   ---------------  ------------------
                                                                              (in thousands)
Real estate:
  Residential mortgages 1-4 family           $ 539,808         $ 458,372        $ 410,716         $ 342,443           $ 244,150
  Residential mortgages multifamily             20,305            21,875           20,510            18,939              12,220
  Home equity lines/loans                       86,609            56,887           42,644            29,549               8,815
  Construction and development                 197,166           184,750          171,009           136,179              73,789
Nonresidential                                 445,733           398,704          328,005           309,488             143,445
Commercial, industrial and other               346,808           308,306          281,701           214,041             224,686
Consumer                                       434,407           435,205          396,112           417,594             544,137
Lease financing and depository
  Institutions                                  29,565            23,632           27,394            24,727              17,324
Political subdivisions                               -                 -           21,755            24,687              21,069
Credit cards and other revolving credit         14,085            12,333           11,393            40,789              40,649
                                          -------------   ---------------  ---------------   ---------------  ------------------
                                             2,114,486         1,900,064        1,711,239         1,558,436           1,330,284
  Less, unearned income                          9,504            10,025           11,398            16,915              24,729
                                          -------------   ---------------  ---------------   ---------------  ------------------
  Net loans                                $ 2,104,982       $ 1,890,039      $ 1,699,841       $ 1,541,521         $ 1,305,555
                                          =============   ===============  ===============   ===============  ==================

      The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio of the Company:

                                                                         Loan Maturity Schedule

                                           December 31, 2002                                    December 31, 2001
                            -----------------------------------------------------  ------------------------------------------------
                                            Maturity Range                                        Maturity Range
                            -----------------------------------------------------  ------------------------------------------------
                                         After One                                           After One
                               Within     Through     After Five                    Within    Through     After Five
                             One Year   Five Years      Years        Total        One Year   Five Years      Years         Total
                            ---------- -------------- ----------- ------------- -----------  ----------- ------------ -------------
                                                                         (in thousands)

Commercial, industrial and
  other                     $ 132,706     $  184,926    $ 29,176    $  346,808   $ 133,871    $ 142,394     $ 27,736    $  304,001
Real estate - construction    140,322         44,852      11,992       197,166     129,790       41,485       11,091       182,366
All other loans               391,972        839,214     339,326     1,570,512     446,735      682,419      284,543     1,413,697
                            ---------- -------------- ----------- ------------- -----------  ----------- ------------ -------------
Total loans                 $ 665,000    $ 1,068,992   $ 380,494     2,114,486   $ 710,396    $ 866,298    $ 323,370    $1,900,064
                            ========== ============== =========== ============= ===========  =========== ============ =============

      The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is shown below:

                                                 Loan Sensitivity to Changes in Interest Rates
                                                 ---------------------------------------------

                                                                                      December 31,
                                                                    ----------------------------------------------
                                                                              2002                2001
                                                                    -----------------------  ---------------------
                                                                                      (in thousands)
Commercial, industrial, and real estate construction
  maturing after one year:
    Fixed rate                                                       $      180,020                     $ 180,624
    Floating rate                                                            90,926                        42,082
Other loans maturing after one year:
    Fixed rate                                                              815,612                       778,057
    Floating rate                                                           362,928                       188,905
                                                                    -----------------             ----------------
Total                                                                $    1,449,486                    $1,189,668
                                                                    =================            =================

Nonperforming Assets:

      The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans and real estate owned. Loans past due 90 days or more and still accruing are also disclosed.

                                                                                     December 31,
                                                   ---------------------------------------------------------------------------------
                                                          2002             2001            2000             1999             1998
                                                   -----------------  --------------  --------------  ---------------  -------------
                                                                                (Amounts in thousands)
Nonaccrual loans:
  Real estate                                             $ 10,521         $ 14,358         $ 7,856        $ 5,129          $ 2,459
  Commercial, industrial and other                           1,276            2,877           2,296          1,236            1,023
  Consumer, credit card and other
     revolving credit                                           73               93              30            536            1,120
  Lease financing                                                -                -               -              -                -
  Depository institutions                                        -                -               -              -                -
  Political subdivisions                                         -                -               -              -                -
Restructured loans                                               -                -               -            152            1,332
                                                   -----------------  --------------  --------------  -------------  ---------------
Total nonperforming loans                                   11,870           17,328          10,182          7,053            5,934
Acquired other real estate                                       -            1,330               -            794
Other real estate                                            5,936            1,673           1,492            822           2,245
                                                   -----------------  --------------  --------------  -------------  ---------------
Total nonperforming assets                                $ 17,806         $ 20,331        $ 11,674       $  8,669          $ 8,179
                                                   =================  ==============  ==============  =============  ===============

Loans 90+ days past due and still accruing                $  6,407         $ 12,591         $ 9,277        $ 4,442          $ 2,907
                                                   =================  ==============  ==============  =============  ===============
Ratios (%):
  Nonperforming loans to net loans                            0.56             0.92            0.60           0.46             0.45
  Nonperforming assets to net loans and other
    real estate                                               0.84             1.07            0.69           0.56             0.63
  Nonperforming loans to average net loans                    0.61             0.97            0.63           0.49             0.48
  Allowance for loan losses to nonperforming
   loans                                                       293              199             281            365              367

      The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as "nonaccrual" was $662,000, $735,000, $686,000, $462,000 and $424,000 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

      Interest actually received on nonaccrual loans was not material. The amount of interest recorded on restructured loans did not differ significantly from the interest that would have been recorded under the original terms of those loans.

Analysis of Allowance for Loan Losses:

      The allowance for loan losses is a valuation account available to absorb losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt. Periodically, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, and the estimated value of any underlying collateral and current economic conditions. All commercial loans in lending relationships with an aggregate balance of $250,000 or more are risk rated and evaluated on an individual basis, as well as, all consumer and mortgage real estate loans with a balance of $100,000 or more. All consumer and mortgage real estate loans under $100,000 are risk rated as pools of homogeneous loans and classified according to past due status. Commercial loans are reviewed for impairment at the time a loan is no longer current or at the time management is made aware of a degradation in a borrower's financial status or a deficiency in collateral. Loss factors recommended by the Banks' regulators are applied to loans graded by standard loan classifications in determining a general allowance. Unclassified loans are categorized and reserved for at the greater of a five-year average net charge-off ratio or a minimum threshold stated as a percentage of loans outstanding. The allowance for loan loss stated as a percentage of period end loans, used in conjunction with the evaluation of current and anticipated economic conditions, composition of the Company's present loan portfolio, and trends in both delinquencies and nonaccruals, is a measurement standard utilized by management in determining the adequacy of the allowance. The unallocated portion of the allowance for loan losses is available to compensate for the uncertainties in estimating the potential losses.

      The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                                  At and For The Years Ended December 31,
                                                  -----------------------------------------------------------------------------
                                                        2002           2001       2000            1999          1998
                                                  --------------  -------------- ------------ ------------   -----------
                                                                                (in thousands)

Net loans outstanding at end of period               $2,104,982      $1,890,039   $1,699,841   $1,541,521    $1,305,555
                                                  ==============  ============== ============ ============   ===========

Average net loans outstanding                        $1,961,299      $1,792,559   $1,611,046   $1,452,305    $1,243,617
                                                  ==============  ============== ============ ============   ===========

Balance of allowance for loan losses
  at beginning of period                              $  34,417       $  28,604    $  25,713    $  21,800     $  21,000
Loans charged-off:
  Real estate                                               109              45           80           85            26
  Commercial                                              9,143           6,386        6,803        3,112         1,041
  Consumer, credit cards and other
    revolving credit                                     14,291           9,853        6,802        8,999         7,835
  Lease financing                                            10              14           34            5            20
  Depository institutions                                     -               -            -            -             -
  Political subdivisions                                      -               -            -            -             -
                                                  --------------  -------------- ------------ ------------   -----------
  Total charge-offs                                      23,553          16,298       13,719       12,201         8,922
                                                  --------------  -------------- ------------ ------------   -----------
Recoveries of loans previously
  charged-off:
  Real estate                                                 7               2            1            5             5
  Commercial                                                639             319        1,333          808           541
  Consumer, credit cards and other
    revolving credit                                      5,135           4,365        2,814        2,797         2,220
  Lease financing                                             -               1            -            1             -
  Depository institutions                                     -               -            -            -             -
  Political subdivisions                                      -               -            -            -             -
                                                    --------------  --------------------------- ------------   -----------
  Total recoveries                                        5,781           4,687        4,148        3,611         2,766
                                                    --------------  --------------------------- ------------   -----------
  Net charge-offs                                        17,772          11,611        9,571        8,590         6,156
  Provision for loan losses                              18,495           9,082       12,609        8,688         6,956
  Balance acquired through acquisition & other             (400)          8,342         (147)       3,815             -
                                                  --------------  -------------- ------------ ------------   -----------
  Balance of allowance for loan losses
    at end of period                                  $  34,740       $  34,417    $  28,604    $  25,713     $  21,800
                                                  ==============  ============== ============ ============   ===========

      The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:

                                                                        At and For The Years Ended December 31,
                                                      -------------------------------------------------------------------------
                                                           2002       2001           2000             1999           1998
                                                      ----------  -------------  --------------   -------------  --------------
Ratios (%):
  Net charge-offs to average net loans                     0.91           0.65            0.59            0.59            0.50
  Net charge-offs to period-end net loans                  0.84           0.61            0.56            0.56            0.47
  Allowance for loan losses to average net loans           1.77           1.92            1.78            1.77            1.75
  Allowance for loan losses to period-end net loans        1.65           1.82            1.68            1.67            1.67
  Net charge-offs to loan loss allowance                  51.16          33.74           33.46           33.41           28.24
  Loan loss provision to net charge-offs                 104.07          78.22          131.74          101.14          113.00

      An allocation of the loan loss allowance by major loan category is set forth in the following table. Except for an increase in the outstanding loan portfolio balance, there were no relevant variations in loan concentrations, quality or terms. The allocation is not necessarily indicative of the category of future losses, and the full allowance at December 31, 2002 is available to absorb losses occurring in any category of loans.

                                                                        December 31,
                       ------------------------------------------------------------------------------------------------------------
                                2002                   2001                    2000            1999                   1998
                       ---------------------- ---------------------- ------------------- -------------------- ----------------------
                          Allowance   % of     Allowance   % of      Allowance   % of    Allowance    % of     Allowance    % of
                            for       Loans       for      Loans      for        Loans      for      Loans        for      Loans
                            Loan     to Total     Loan    to Total   Loan       to Total    Loan     to Total     Loan     to Total
                           Losses     Loans      Losses     Loans    Losses       Loans    Losses     Loans      Losses     Loans
                       ---------- ----------- ----------- --------  ----------  -------------------- ----------  --------- --------
                                                                      (amounts in thousands)

Real estate               $7,664    61.26      $6,701     42.73     $5,700       57.26     $4,300    53.68     $2,500      36.26
Commercial, industrial
  and other               11,610    17.71      14,380     22.13      8,200       19.39      7,900    16.71      7,000      19.78
Consumer and other
   revolving credit       10,174    21.02       9,848     35.14     11,444       23.35     11,200    29.61     10,200      43.96
Unallocated                5,292        -       3,488         -      3,260           -      2,313        -      2,100          -
                       ---------- -------- ----------- --------- ----------  ----------  --------- --------  --------- ----------
                         $34,740   100.00     $34,417    100.00    $28,604      100.00    $25,713   100.00    $21,800     100.00
                       ========== ======== =========== ========= ==========  ==========  ========= ========  ========= ==========
Deposits and Other Debt Instruments:

      The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rate paid on each category of deposits:

                                                2002                           2001                          2000
                               ------------------------------- -------------------------------  ----------------------------------
                                               Percent                          Percent                         Percent
                                   Average       of      Rate      Average        of      Rate      Average        of      Rate
                                   Balance    Deposits    (%)      Balance     Deposits   (%)       Balance     Deposits    (%)
                               ------------ ---------   ----- ------------- ----------   -----  ------------- ---------    -----
                                                                      (amounts in thousands)

Non-interest bearing accounts  $   601,374     18.94       -   $   562,989      19.96       -    $   537,057     21.67        -
NOW accounts                       552,419     17.40    1.84       195,079       6.92    1.76        219,511      8.86      2.30
Money market and other
    savings accounts               887,357     27.95    1.60       917,024      32.51    2.74        761,855     30.75      3.62
Time deposits                    1,133,796     35.71    3.80     1,145,259      40.61    5.47        959,493     38.72      5.62
                               ------------ ---------         ------------- ----------          ------------- ---------
                               $ 3,174,946    100.00           $ 2,820,351     100.00            $ 2,477,916    100.00
                               ============ =========         ============= ==========          ============= =========

      The Banks traditionally price their deposits to position themselves competitively with the local market. The Banks' policy is not to accept brokered deposits.

      Time certificates of deposit of $100,000 and greater at December 31, 2002 had maturities as follows:

                                                    December 31, 2002
                                                    -----------------
                                                     (in thousands)

Three months or less                                    $ 142,115
Over three through six months                              75,787
Over six months through one year                           61,944
Over one year                                             180,145
                                                   ---------------
Total                                                    $459,991
                                                   ===============

Short-Term Borrowings:

      The following table sets forth certain information concerning the Company's short-term borrowings, which consist of federal funds purchased and Federal Home Loan Bank ("FHLB") advances as well as securities sold under agreements to repurchase.

                                                                     Years Ended December 31,
                                                            ----------------------------------------
                                                                  2002       2001          2000
                                                            -----------  ------------  -------------
                                                                       (amounts in thousands)
Federal funds purchased and FHLB advances:
  Amount outstanding at period-end                                  $0          $125             $0
  Weighted average interest at period-end                        0.00%         1.30%          0.00%
  Maximum amount at any month-end during period                  1,550         2,000         17,700
  Average amount outstanding during period                       1,832         1,316         41,282
  Weighted average interest rate during period                   1.57%         3.58%          5.89%

Securities sold under agreements to repurchase:
  Amount outstanding at period-end                            $161,058      $161,208       $144,561
  Weighted average interest at period-end                        0.92%         1.45%          5.42%
  Maximum amount at any month end during-period                189,858       195,905        180,767
  Average amount outstanding during period                     173,084       159,511        157,633
  Weighted average interest rate during period                   1.28%         3.29%          4.46%
Liquidity:

      Liquidity represents an institution's ability to provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets into cash or accessing new or existing sources of incremental funds. The principal sources of funds that provide liquidity are customer deposits, payments of interest and principal on loans, maturities in and sales of investment securities, earnings and borrowings. At December 31, 2002, cash and due from banks and securities available-for-sale were in excess of 43.8% of total deposits.

      The Company depends upon the dividends paid to it from the Banks as a principal source of funds for its debt service and dividend requirements. At December 31, 2002, the Banks had approximately $160 million available for dividends to the Company.

Capital Resources:

      The information under the caption "Notes to Consolidated Financial Statements" on page 28, Note 9 Common Stockholders' Equity of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference.

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

Forward Looking Statements

      Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects the companies from unwarranted litigation, if actual results are different from management expectations. In addition to historical information, this report contains forward-looking statements and information, which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. Forward-looking statements and information presented reflects management's views and estimates of future economic circumstances, industry conditions, Company performance and financial results. The words "may", "should", "expect", "anticipate", "intend", "plan", "continue", "believe", "seek", "estimate" and similar expressions used in this report do not relate to historical facts and are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis". All phases of the Company's operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove accurate.

ITEM 2 - PROPERTIES

      The Company's main offices are located at One Hancock Plaza, Gulfport, Mississippi. The building has fourteen stories, of which seven are utilized by the Company. The remaining seven stories are presently leased to outside parties.

      Title to the following banking offices in Mississippi and Louisiana is owned in fee (number of locations shown in parenthesis):

Albany, LA                               (1)           Long Beach, MS                       (2)
Alexandria, LA                           (2)           Loranger, LA                         (1)
Baker, LA                                (1)           Lyman, MS                            (1)
Baton Rouge, LA                         (13)           Mamou, LA                            (1)
Bay St. Louis, MS                        (2)           Mandeville, LA                       (1)
Biloxi, MS                               (3)           Moss Point, MS                       (1)
Bogalusa, LA                             (1)           Oakdale, LA                          (1)
Boyce, LA                                (1)           Ocean Springs, MS                    (2)
Covington, LA                            (1)           Pascagoula, MS                       (2)
Denham Springs, LA                       (3)           Pass Christian, MS                   (1)
D'Iberville, MS                          (1)           Petal, MS                            (1)
Escatawpa, MS                            (1)           Picayune, MS                         (1)
Eunice, LA                               (2)           Pineville, LA                        (1)
Franklinton, LA                          (1)           Poplarville, MS                      (1)
Gautier, MS                              (1)           Prentiss, MS                         (1)
Glenmora, LA                             (1)           Purvis, MS                           (2)
Gonzales, LA                             (1)           St. Francisville, LA                 (1)
Gulfport, MS                             (6)           Sumrall, MS                          (1)
Hineston, LA                             (1)           Ville Platte, LA                     (1)
Hammond, LA                              (2)           Vancleave, MS                        (1)
Hattiesburg, MS                          (2)           Walker, LA                           (1)
Independence, LA                         (1)           Waveland, MS                         (1)

      The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms of from four to forty-nine years including renewal options (number of locations shown in parenthesis):

Baton Rouge, LA                          (4)           Mandeville, LA                       (1)
Bay St. Louis, MS                        (3)           Opelousas, LA                        (1)
Biloxi, MS                               (1)           Pascagoula, MS                       (2)
Diamondhead, MS                          (1)           Picayune, MS                         (2)
Gulfport, MS                             (5)           Ponchatoula, LA                      (1)
Hammond, LA                              (1)           Saucier, MS                          (1)
Hattiesburg, MS                          (2)           Slidell, LA                          (1)
Kiln, MS                                 (1)           Springfield, LA                      (1)

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK

AND RELATED STOCKHOLDER MATTERS

Stock Split:

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

      The information under the caption "Market Information" on page 10 of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

      The information under the caption "Financial Highlights" on pages 8 and 9 of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 38 through 47 of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information under the caption "Asset/Liability Management" on pages 42 and 43 of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Company and subsidiaries, and the independent auditors' report, appearing on Pages 8 through 47 of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference:

Financial Highlights on Pages 8 through 10
Independent Auditors' Report on Page 11
Consolidated Balance Sheets on Page 18
Consolidated Statements of Earnings on Page 19
Consolidated Statements of Stockholders' Equity on Page 20
Consolidated Statements of Comprehensive Earnings on Page 20
Consolidated Statements of Cash Flows on Page 21
Notes to Consolidated Financial Statements on Pages 22 through 37
Management's Discussion and Analysis of Financial Condition
      And Results of Operations on Pages 38 through 47

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information concerning directors who are not also executive officers of the registrant, see "Election of Directors" (Pages 3-7) in the Proxy Statement for the Annual Meeting of Shareholders held February 27, 2003, which was filed by the Registrant in definitive form with the Commission on January 29, 2003 and is incorporated herein by reference.

      Information concerning executive officers of the registrant is listed below.

Leo W. Seal, Jr.

      Director of the Company since 1984. President, Hancock Bank, Gulfport, Mississippi from 1963 to 1990; President of Hancock Holding Company since 1984, Chief Executive Officer from 1984 to 2000, Advisory Director, Hancock Bank of Louisiana since 1993. Mr. Seal has been employed with Hancock Bank since 1947. He was elected to the Board of Directors of Hancock Bank in 1961 and named President in 1963 and in 1977 he was named Chief Executive Officer.

George A. Schloegel

      Director of Company since 1984. President, Hancock Bank, Gulfport, Mississippi, since 1990, Vice Chairman of the Board of Hancock Holding Company since 1984 and named Chief Executive Officer, Hancock Holding Company 2000; Director of Hancock Bank of Louisiana, since 1990; Director of Mississippi Power Company, Gulfport, Mississippi. Mr. Schloegel was employed part-time with Hancock Bank from 1956-1959 and began full-time employment in 1962. He served in various capacities until being named President in 1990.

A. Hartie Spence

      President, Hancock Bank of Louisiana since 1997, Chairman of the Board, Hancock Bank of Louisiana 1996. Prior to that Mr. Spence served as President, Calcasieu Marine National Bank, Lake Charles, Louisiana from 1987 to 1996.

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

Carl J. Chaney

      Chief Financial Officer, Hancock Holding Company and Hancock Bank since 1998; Executive Vice President, Hancock Holding Company and Hancock Bank since 2001; Senior Vice President, Hancock Holding Company and Hancock Bank from 1999 to 2001. Prior to Mr. Chaney joining Hancock, he was Director and Shareholder of the law firm, Watkins Ludlam Winter & Stennis, P.A., Jackson Mississippi from 1995 to 1998, where he specialized in Investment Banking and Merger and Acquisitions in the Banking Industry.

John M. Hairston

      Chief Operating Officer, Hancock Holding Company and Hancock Bank since 1997; Executive Vice President, Hancock Holding Company and Hancock Bank since 2001; Senior Vice President, Hancock Holding Company and Hancock Bank from 1996 to 2001; Vice President, Hancock Bank from 1994 to 1995; Senior Operations Officer, Hancock Holding Company from 1994 to 1996. Prior to Mr. Hairston joining Hancock, he was a Manager with Financial Services Consulting, a Division of Andersen Consulting, headquartered in Chicago, Illinois.

Richard T. Hill

      Executive Vice President, Hancock Holding Company, since February 2002; Senior Vice President and Louisiana Retail Banking Executive, Hancock Bank of Louisiana, from June 1998 to January 2002; Executive Vice President and Retail Banking Executive, City National Bank (a subsidiary of First Commerce Corporation), November 1993 -June 1998.

Clifton J. Saik

      Executive Vice President, Hancock Holding Company, since February 2002; Senior Vice President and Director, Trust and Financial Services Group, Hancock Bank from July 1998 to January 2002. Prior to coming to Hancock Bank, Mr. Saik served in the following capacities at First Commerce Corporation, New Orleans, Louisiana: Executive Vice President and Director, Card Services; CEO, Marquis Insurance Agency, L.L.C.; and Member, Marquis Investments, L.L.C. Management Committee, June 1997 June 1998; Executive Vice President and Director, Trust and Retail Brokerage Services Group, Senior Vice President and Director, Trust Group; October 1994 to June 1997; Senior Vice President and Senior Trust Officer, October 1992 to October 1994.

ITEM 11 - EXECUTIVE COMPENSATION

      For information concerning this item see "Executive Compensation" (pages 11-17) in the Proxy Statement for the Annual Meeting of Shareholders held February 27, 2003, which was filed by the Registrant in definitive form with the Commission on January 29, 2003 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      For information concerning this item see "Security Ownership of Certain Beneficial Owners" (page 9) and "Security Ownership of Management" (page 10) in the Proxy Statement for the Annual Meeting of Shareholders held February 27, 2003, which was filed by the Registrant in definitive form with the Commission on January 29, 2003 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Transactions and Relationships" (Page 17) in the Proxy Statement for the Annual Meeting of Shareholders held February 27, 2003, which was filed by the Registrant in definitive form with the Commission on January 29, 2003 and is incorporated herein by reference.

ITEM 14 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-14(c) and 15d-14(c), a company's "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

      As of December 31, 2002, (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

      Subsequent to the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

ITEM 15 PRINCIPAL ACCOUNTANT FEES

      For information concerning this item, see "Principal Accounting Firm Fees" on Page 19 of the Company's Proxy Statement for the Annual Meeting of Shareholders held February 27, 2003, which was filed by the Registrant in definitive form with the Commission on January 29, 2003 and is incorporated herein by reference.

PART IV

ITEM 16 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Hancock Holding Company and Consolidated Subsidiaries
(a) 1. and 2. Consolidated Financial Statements:

      The following have been incorporated herein from the Company's 2002 Annual Report to Stockholders and are incorporated herein by reference:

Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Earnings for the three years ended December 31, 2002
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2002
Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2002
Consolidated Statements of Cash Flows for the three years ended December 31, 2002
Notes to Consolidated Financial Statements for the three years ended December 31, 2002
Financial Highlights at and as of each of the five years ended December 31, 2002

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
               reference).

     (13)      Annual Report to Stockholders for year ending
               December 31, 2002 furnished for the information of
               the Commission only and not deemed "filed" except
               for those portions which are specifically
               incorporated herein by reference).

     (21)      Proxy Statement for the Registrant's Annual Meeting of
               Shareholders on February 27, 2003 (deemed "filed"
               for the purposes of this Form 10-K only for those
               portions which are specifically incorporated herein
               by reference).

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

   (c):     Not applicable.

   (d):     Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HANCOCK HOLDING COMPANY
                                                    ------------------------
                                                          Registrant

    March 27, 2003                      By:  /s/ George A. Schloegel
-------------------                     ------------------------------
          Date                               George A. Schloegel
                                             Vice-Chairman of the Board &
                                             Chief Executive Officer

    March 27, 2003                      By:   /s/ Carl J. Chaney
-------------------                     ------------------------------
          Date                                Carl J. Chaney
                                              Executive Vice President &
                                              Chief Financial Officer
CERTIFICATION

      The undersigned hereby certifies in his capacity as an officer of HANCOCK HOLDING COMPANY (the "Company") that the Annual Report of the Company on Form 10-K for the periods ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

    March 27, 2003                      By:   /s/ George A. Schloegel
-------------------                     ------------------------------
          Date                                George A. Schloegel
                                              Vice-Chairman of the Board &
                                              Chief Executive Officer
CERTIFICATION

      The undersigned hereby certifies in his capacity as an officer of HANCOCK HOLDING COMPANY (the "Company") that the Annual Report of the Company on Form 10-K for the periods ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

    March 27, 2003                      By:   /s/ Carl J. Chaney
-------------------                     ------------------------------
          Date                                Carl J. Chaney
                                              Executive Vice President &
                                              Chief Financial Officer

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK HOLDING COMPANY

  DATE    March 27, 2003                      /s/ George A. Schloegel
-------------------------                    ------------------------
                                             by George A. Schloegel, Vice Chairman
                                             and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /s/ Leo W. Seal, Jr            President,                               March 27, 2003
   ----------------------------   Director
   Leo W. Seal, Jr.

   /s/ Joseph F. Boardman, Jr     Chairman of the Board,                   March 27, 2003
----------------------------      Director
   Joseph F. Boardman, Jr.

   /s/ George A. Schloegel        Vice Chairman of the Board,              March 27, 2003
----------------------------      Director
   George A. Schloegel            Chief Executive Officer

                                  Director, Emeritus                       March 27, 2003
----------------------------
   Thomas W. Milner, Jr

                                  Director, Emeritus                       March 27, 2003
----------------------------
   Dr. Homer C. Moody, Jr

   /s/ James B. Estabrook, Jr.    Director                                 March 27, 2003
-----------------------------
       James B. Estabrook, Jr.

                                  Director                                 March 27, 2003
----------------------------
   Charles H. Johnson

  /s/ L. A. Koenenn, Jr           Director, Emeritus                       March 27, 2003
----------------------------
   L. A. Koenenn, Jr

  /s/ Victor Mavar                Director, Emeritus                       March 27, 2003
----------------------------
      Victor Mavar

                                  Director                                 March 27, 2003
----------------------------
   Christine L. Smilek

  (signatures continued)

                                  Director                                 March 27, 2003
----------------------------
   Frank E. Bertucci

   /s/ James H. Horne             Director                                 March 27, 2003
----------------------------
   James H. Horne

   /s/ Carl J. Chaney             Executive Vice President and             March 27, 2003
----------------------------      Chief Financial Officer
   Carl J. Chaney

   /s/ Robert W. Roseberry        Director                                 March 27, 2003
----------------------------
       Robert W. Roseberry

CERTIFICATIONS

      I, George A. Schloegel, certify that:

     1.  I have reviewed this annual report on Form 10-K of
         Hancock Holding Company.

     2.  Based on my knowledge, this annual report does not
         contain any untrue statement of a material fact or omit
         to state a material fact necessary to make the statements
         made, in light of the circumstances under which such
         statements were made, not misleading with respect to the
         period covered by this annual report;

     3.  Based on my knowledge, the financial statements, and
         other financial information included in this annual
         report, fairly present in all material respects the
         financial condition, results of operations and cash flows
         of the registrant as of, and for, the periods presented
         in this annual report;

     4.  The registrant's other certifying officers and I are
         responsible for establishing and maintaining disclosure
         controls and procedures (as defined in Exchange Act Rules
         13a-14 and 15d-14) for the registrant and we have:

             a. designed such disclosure controls and procedures
                to ensure that material information relating to
                the registrant, including its consolidated
                subsidiaries, is made known to us by others within
                those entities, particularly during the period in
                which this annual report is being prepared;
             b. evaluated the effectiveness of the registrant's
                disclosure controls and procedures as of a date
                within 90 days prior to the filing date of this
                annual report (the "Evaluation Date"); and
             c. presented in this annual report our conclusions
                about the effectiveness of the disclosure controls
                and procedures based on our evaluation as of the
                Evaluation Date;

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
                controls; and
             b. any fraud, whether or not material, that involves
                management or other employees who have a
                significant role in the registrant's internal
                controls; and

     6.  The registrant's other certifying officers and I have
         indicated in this annual report whether or not there were
         significant changes in internal controls or in other
         factors that could significantly affect internal controls
         subsequent to the date of our most recent evaluation,
         including any corrective actions with regard to
         significant deficiencies and material weaknesses.

  Date: March 27, 2003                          /s/ George A. Schloegel
                                              --------------------------------
                                               George A. Schloegel
                                               Vice-Chairman
                                               of the Board &
                                               Chief Executive Officer

CERTIFICATIONS

      I, Carl J. Chaney, certify that:

     1.  I have reviewed this annual report on Form 10-K of
         Hancock Holding Company.

     2.  Based on my knowledge, this annual report does not
         contain any untrue statement of a material fact or omit
         to state a material fact necessary to make the statements
         made, in light of the circumstances under which such
         statements were made, not misleading with respect to the
         period covered by this annual report;

     3.  Based on my knowledge, the financial statements, and
         other financial information included in this annual
         report, fairly present in all material respects the
         financial condition, results of operations and cash flows
         of the registrant as of, and for, the periods presented
         in this annual report;

     4.  The registrant's other certifying officers and I are
         responsible for establishing and maintaining disclosure
         controls and procedures (as defined in Exchange Act Rules
         13a-14 and 15d-14) for the registrant and we have:

             a. designed such disclosure controls and procedures
                to ensure that material information relating to
                the registrant, including its consolidated
                subsidiaries, is made known to us by others within
                those entities, particularly during the period in
                which this annual report is being prepared;
             b. evaluated the effectiveness of the registrant's
                disclosure controls and procedures as of a date
                within 90 days prior to the filing date of this
                annual report (the "Evaluation Date"); and
             c. presented in this annual report our conclusions
                about the effectiveness of the disclosure controls
                and procedures based on our evaluation as of the
                Evaluation Date;

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
                controls; and
             b. any fraud, whether or not material, that involves
                management or other employees who have a
                significant role in the registrant's internal
                controls; and

     6.  The registrant's other certifying officers and I have
         indicated in this annual report whether or not there were
         significant changes in internal controls or in other
         factors that could significantly affect internal controls
         subsequent to the date of our most recent evaluation,
         including any corrective actions with regard to
         significant deficiencies and material weaknesses.

   Date: March 27, 2003                        /s/ Carl J. Chaney
                                               --------------------------
                                               Carl J. Chaney
                                               Executive Vice President &
                                               Chief Financial Officer

Exhibit (23)

INDEPENDENT AUDITORS' CONSENT

      We consent to the incorporation by reference in the Registration Statements of Hancock Holding Company on Form S-8 (No. 2-99863) and on Form S-3 (No. 33-31782) of our report dated January 17, 2003 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2002.

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 27, 2003