Form 10-Q
period 2003-03-31
HANCOCK HOLDING CO
filed 2003-05-15
CIK 750577

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

For Quarter Ending       March 31, 2003
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

                                       YES     X         NO
                                            --------         --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                       YES     X         NO
                                            --------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

15,726,740 common shares were outstanding as of April 30, 2003 for financial statement purposes.

                                         HANCOCK HOLDING COMPANY
                                         -----------------------

                                                  INDEX
                                                  -----

PART I.  FINANCIAL INFORMATION                                                           PAGE NUMBER
-------------------------------                                                          -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  March 31, 2003 and December 31, 2002                                                        3

  Condensed Consolidated Statements of Earnings --
  Three Months Ended March 31, 2003 and 2002                                                  4

  Condensed Statements of Common Stockholder's Equity
  Three Months Ended March 31, 2003 and Year Ended December 31, 2002                          5

  Condensed Consolidated Statements of Cash Flows --
  Three Months Ended March 31, 2003 and 2002                                                  6

  Notes to Condensed Consolidated Financial Statements                                        7

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                              12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                          18

ITEM 4.  Controls and Procedures                                                             19

PART II.  OTHER INFORMATION
---------------------------
ITEM 4.  Submission of matters to a vote of Security Holders                                 20

ITEM 6.  Exhibits and Reports on Form 8-K                                                    20

SIGNATURES                                                                                   21
----------

CERTIFICATIONS                                                                               21
--------------

                                              PART I  FINANCIAL INFORMATION
                                              -----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                         ----------------------------------------
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           -------------------------------------
                                                  (amounts in thousands)
                                                                             (Unaudited)
                                                                              March 31,      December 31,
                                                                                2003            2002*
                                                                            ------------   --------------
ASSETS:
    Cash and due from banks (non-interest bearing)                          $   178,562    $   187,786
    Interest-bearing time deposits with other banks                               6,528          4,268
    Securities available for sale (amortized cost of
        $1,441,576 and $1,233,459)                                            1,461,412      1,258,831
    Securities held to maturity (fair value of $211,926
        and $238,196)                                                           200,214        227,979
    Federal funds sold                                                           33,843         42,989
    Loans, net of unearned income                                             2,121,338      2,104,982
        Less: Allowance for loan losses                                         (34,740)       (34,740)
                                                                            ------------   --------------
            Loans, net                                                        2,086,598      2,070,242
    Property and equipment, net of accumulated
        depreciation of $68,333 and $66,720                                      71,870         71,355
    Other real estate, net                                                        4,879          5,936
    Accrued interest receivable                                                  25,930         25,480
    Core deposit intangibles, net                                                 6,346          4,144
    Goodwill, net                                                                49,400         49,100
    Other assets                                                                 27,604         25,037
                                                                            ------------   --------------
            TOTAL ASSETS                                                    $ 4,153,186    $ 3,973,147
                                                                            ============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
        Non-interest bearing demand                                         $   611,901    $   630,790
        Interest-bearing savings, NOW, money market
            and time                                                          2,846,994      2,670,710
                                                                            ------------   --------------
                Total deposits                                                3,458,895      3,301,500
    Securities sold under agreements to repurchase                              174,848        161,058
    Other liabilities                                                            38,749         34,988
    Long-term notes                                                              50,860         51,020
                                                                            ------------   --------------
            TOTAL LIABILITIES                                                 3,723,352      3,548,566

CONVERTIBLE PREFERRED STOCK:
    Preferred Stock - $20 par value per share; 50,000,000
        shares authorized and 1,658,275 issued                                   37,069         37,069
COMMON STOCKHOLDERS' EQUITY:
    Common Stock-$3.33 par value per share; 75,000,000
        shares authorized and 16,608,120 issued                                  55,305         55,305
    Capital surplus                                                             145,334        145,949
    Retained earnings                                                           217,955        208,253
    Accumulated other comprehensive income                                        6,458         10,049
    Unearned compensation                                                        (1,358)          (552)
    Treasury stock (868,582 and 881,607 shares, respectively)                   (30,929)       (31,492)
                                                                            ------------   --------------
            TOTAL COMMON STOCKHOLDERS' EQUITY                                   392,765        387,512
                                                                            ------------   --------------
            TOTAL LIABILITIES, PREFERRED STOCK
            AND COMMON STOCKHOLDERS EQUITY                                  $ 4,153,186    $ 3,973,147
                                                                            ============   ==============
* The balance sheet at December 31, 2002 has been taken from the audited balance sheet at that date
    See notes to unaudited condensed consolidated financial statements.

                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                         ----------------------------------------
                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      ---------------------------------------------
                                      (UNAUDITED)
                                      -----------
                           (amounts in thousands except per share)

                                                       Three Months Ended March 31
                                                       ---------------------------
                                                            2003          2002
                                                       -----------    ------------
INTEREST INCOME:
 Loans                                                  $  38,368     $  38,814
 U. S. Treasury securities                                    412           353
 Obligations of U. S. government agencies                   5,706         6,406
 Obligations of states and political subdivisions           2,493         2,755
 Mortgage-backed securities                                 1,474         1,634
 CMOs                                                       4,419         6,448
 Federal funds sold                                           395           521
 Other investments                                            349           674
                                                       -----------    ------------
  Total interest income                                    53,616        57,605
                                                       -----------    ------------
INTEREST EXPENSE:
 Deposits                                                  14,618        18,186
 Federal funds purchased and securities sold
   under agreements to repurchase                             371           539
 Long-term notes and other interest                           592           595
                                                       -----------    ------------
  Total interest expense                                   15,581        19,320
                                                       -----------    ------------
NET INTEREST INCOME                                        38,035        38,285
Provision for loan losses                                   3,020         5,329
                                                       -----------    ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        35,015        32,956
                                                       -----------    ------------
NON-INTEREST INCOME
  Service charges on deposit accounts                      10,155         9,448
  Other service charges, commissions and fees               5,154         5,993
  Other income                                              2,485         1,949
                                                       -----------    ------------
   Total non-interest income                               17,794        17,390
                                                       -----------    ------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                           20,171        19,066
  Net occupancy expense of premises                         2,117         2,037
  Equipment rentals, depreciation and maintenance           2,086         1,888
  Amortization of intangibles                                 178           188
  Other expense                                             8,439        10,417
                                                       -----------    ------------
   Total non-interest expense                              32,991        33,596
                                                       -----------    ------------
 EARNINGS BEFORE INCOME TAXES                              19,818        16,750
 Income taxes                                               6,156         5,329
                                                       -----------    ------------
 NET EARNINGS                                              13,662        11,421
 PREFERRED DIVIDEND REQUIREMENT                               663           663
                                                       -----------    ------------
 NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS          $  12,999     $  10,758
                                                       ===========    ============
 BASIC EARNINGS PER COMMON SHARE                        $    0.84     $    0.68
                                                       ===========    ============                                                       -----------    ------------
 DILUTED EARNINGS PER COMMON SHARE                      $    0.82     $    0.67
                                                       ===========    ============
 DIVIDENDS PAID PER COMMON SHARE                        $    0.21     $    0.20
                                                       ===========    ============
 WEIGHTED AVG. COMMON SHARES OUTSTANDING-BASIC             15,442        15,892
                                                       ===========    ============
 WEIGHTED AVG. COMMON SHARES OUTSTANDING-DILUTED           16,756        17,103
                                                       ===========    ============
             See notes to unaudited condensed consolidated financial statements

                                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                         ----------------------------------------
                                    CONDENSED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                    ---------------------------------------------------
                                                      UNAUDITED
                                                      ---------
                                      (amounts in thousands, except per share data)

                                                                                  Accumulated
                                                                                    Other
                                               Common      Capital   Retained    Comprehensive    Unearned      Treasury
                                                Stock      Surplus   Earnings       Income      Compensation     Stock
                                            ----------  ----------  ----------   -------------- ------------   ---------
Balance, January 1, 2002                    $  55,305   $ 146,252    $172,584     $   4,742     $   (433)      $(10,902)
Net earnings                                                           51,043
Cash dividends - $.80 per common share                                (12,721)
Cash dividends - $1.60 per preferred share                             (2,653)
Minimum pension liability adjustment, net                                            (6,442)
Change in unrealized gain on
 securities available for sale, net                                                  11,749
Transactions relating to restricted
 stock grants, net                                                                                  (119)
Treasury stock transactions, net                             (303)                                              (20,590)
                                            ----------  ----------  ----------   -------------- ------------   ---------
Balance, December 31, 2002                     55,305     145,949    208,253         10,049         (552)       (31,492)
Net earnings                                                          13,663
Cash dividends - $0.21 per common share                               (3,298)
Cash dividends - $0.40 per preferred share                              (663)
Change in unrealized gain on
 securities available for sale, net                                                  (3,591)
Transactions relating to restricted
 stock grants, net                                                                                  (806)
Treasury stock transactions, net                             (615)                                                  563
                                            ----------  ----------  ---------    -------------- ------------   ---------
Balance, March 31, 2003                      $ 55,305     145,334   $217,955      $  6,458      $  (1,358)     $(30,929)
                                            ==========  ==========  =========    ============== ============   =========

See notes to unaudited condensed consolidated financial statements

                                HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                ----------------------------------------
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -----------------------------------------------
                                                 UNAUDITED
                                                 ----------
                                            (amounts in thousands)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                       2003         2002
                                                                  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                     $  13,662    $  11,421
      Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Depreciation                                                 1,682        1,536
           Amortization of software                                       674          546
           Provision for loan losses                                    3,020        5,329
           Provision for losses on other real estate owned                  8          748
           Gain on sales of securities available for sale                (455)          --
           (Increase) decrease in interest receivable                    (450)         737
           Amortization of intangible assets                              178          188
           Increase in accrued expenses                                 6,316        5,832
           (Decrease) increase in other liabilities                    (1,666)       2,666
           Decrease in interest payable                                  (889)      (2,184)
           Other, net                                                  (7,673)       2,654
                                                                  ------------  -----------
      Net cash provided by operating activities                        14,407       29,473
                                                                  ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in interest-bearing time deposits                     (2,260)      (1,231)
    Proceeds from maturities of securities held
      to maturity                                                      27,765       24,169
    Proceeds from sales and maturities of securities
      available for sale                                              385,456      353,883
    Purchase of securities available for sale                        (593,571)    (458,731)
    Net decrease (increase) in federal funds sold                       9,146      (95,959)
    Net increase in loans                                             (15,558)      (1,512)
    Purchase of property, equipment and software, net                  (2,775)      (4,243)
    Proceeds from sales of other real estate                            1,395          318
    Net cash received in connection with purchase transaction         (38,933)        --
                                                                  ------------  -----------
      Net cash used in investing activities                          (151,469)    (183,306)
                                                                  ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                          118,221      122,195
    Dividends paid                                                     (3,961)      (3,900)
    Net increase in federal funds purchased and
      securities sold under agreements to repurchase                   13,790       11,403
    Treasury stock transactions, net                                      (52)         407
    Reductions of long-term notes                                        (160)        (119)
                                                                  ------------  -----------
      Net cash provided by financing activities                       127,838      129,986
                                                                  ------------  -----------

NET DECREASE IN CASH AND DUE FROM BANKS                                (9,224)     (23,847)

CASH AND DUE FROM BANKS, BEGINNING                                    187,786      164,808
                                                                  ------------  -----------

CASH AND DUE FROM BANKS, ENDING                                     $ 178,562    $ 140,961
                                                                  ============  ===========

See notes to unaudited condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(At and For the Three Months Ended March 31, 2003 and 2002)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank and Hancock Bank of Louisiana and other subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 2002 Annual Report to Shareholders.

COMPREHENSIVE EARNINGS

         Following is a summary of the Company's comprehensive earnings for the three months ended March 31, 2003 and 2002.

                                                                   (Amounts in thousands)
                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   2003             2002
                                                               -----------      -----------
 Net earnings                                                   $ 13,662          $ 11,421
     Other comprehensive income
        (net of income tax):
     Unrealized holding gains on                                  (3,295)          (2,445)
        securities available for sale
     Reclassification adjustments for gains
        included in earnings, net                                   (296)              -
                                                               -----------      -----------
 TotalComprehensive Earnings                                     $10,071           $8,976
                                                               ===========      ===========
ACQUISITIONS

         On February 22, 2003, the Company completed the acquisition of two Dryades Savings Bank branches located in Metairie, LA and Kenner, LA (both suburbs of New Orleans, LA). Both locations are within minutes of the causeway connecting metropolitan Jefferson Parish to St. Tammany Parish's thriving Northshore communities. The two acquired facilities have a combined total deposit base of approximately $40 million. The aggregate purchase price was approximately $39 million. The core deposit intangible was approximately $2.4 million and goodwill was approximately $300,000. No amortization of the goodwill related to this acquisition was recorded in the first quarter of 2003 in accordance with Statement of Financial Accounting Standards No. 142.

STOCK SPLIT

         On July 12, 2002 the Company's Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend. The additional shares were payable August 5, 2002 to shareholders of record at the close of business on July 23, 2002.

         All information concerning earnings per share, dividends per share, and number of shares outstanding has been adjusted to give effect to this split.

SELECTED FINANCIAL DATA

         The following tables present selected comparative financial data. All share and per share data ha been restated to give effect of a 50% stock dividend made August 5, 2002.

(amounts in thousands, except per share data)
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2003          2002
                                                  -----------   --------------
Per Common Share Data
---------------------
Earnings per share:
 Basic                                                $0.84         $0.68
 Diluted                                              $0.82         $0.67
Earnings per share before amortization of
 purchased intangibles:
 Basic                                                $0.85         $0.69
 Diluted                                              $0.83         $0.68
Cash dividends per share                              $0.21         $0.20
Book value per share (period end)                    $25.45        $23.45
Weighted average number of shares:
 Basic                                               15,442        15,892
 Diluted                                             16,756        17,103
Period end number of shares                          15,435        15,892
Market data:
 High closing price                                  $46.94        $36.17
 Low closing price                                   $42.80        $27.56
 Period end closing price                            $43.06        $35.80
 Trading volume                                       1,418         1,117

(amounts in thousands, except per share data)                                    Three Months Ended March 31,
                                                                              --------------------------------
                                                                                     2003            2002
                                                                              -------------   ----------------
Performance Ratios
------------------
Return on average assets                                                             1.37%           1.23%
Return on average common equity                                                     14.08%          12.25%
Earning asset yield (TE)                                                             6.05%           6.95%
Total cost of funds                                                                  1.71%           2.27%
Net interest margin (TE)                                                             4.34%           4.68%
Non-interest expense as a percent of total revenue (TE)
  before amortization of purchased intangibles
  and securities transactions                                                       57.33%          58.03%
Average common equity as a percent of average total assets                           9.73%          10.05%
Leverage ratio (period end)                                                          9.21%           8.44%
FTE Headcount                                                                       1,746           1,731

Asset Quality Information
-------------------------
Non-accrual loans                                                                 $11,949         $14,119
Foreclosed assets                                                                  $5,230          $5,718
Total nonperforming assets                                                        $17,179         $19,837
Nonperforming assets as a percent of loans and foreclosed assets                     0.81%           1.05%
Accruing loans 90 days past due                                                    $6,039          $6,805
Accruing loans 90 days past due as a percent of loans                                0.28%           0.36%
Nonperforming assets + accruing loans 90 days past due
 to loans and foreclosed assets                                                      1.09%           1.41%
Net charge-offs                                                                    $3,020          $7,762
Net charge-offs as a percent of average loans                                        0.59%           1.67%
Allowance for loan losses                                                         $34,740         $31,585
Allowance for loan losses as a percent of period end loans                           1.64%           1.68%
Allowance for loan losses to NPAs + accruing loans 90 days past due                149.63%         118.55%
Provision for loan losses                                                          $3,020          $5,329
Provision for loan losses to net charge-offs                                       100.00%          68.65%

Average Balance Sheet
---------------------
Total loans                                                                     2,093,209       1,882,615
Securities                                                                      1,466,360       1,433,234
Short-term investments                                                            140,805         137,362
Earning assets                                                                  3,700,374       3,453,211
Allowance for loan losses                                                         (34,740)        (34,282)
Other assets                                                                      379,632         343,007
Total assets                                                                   $4,045,265      $3,761,936

Non-interest bearing deposits                                                    $582,992        $609,041
Interest bearing transaction deposits                                           1,651,450       1,379,692
Time deposits                                                                   1,122,536       1,112,291
Total interest bearing deposits                                                 2,773,986       2,491,983
Total deposits                                                                  3,356,978       3,101,024
Other borrowed funds                                                              223,895         220,314
Other liabilities                                                                  33,726          25,328
Preferred stock                                                                    37,069          37,069
Common shareholders' equity                                                       393,597         378,201
Total liabilities, preferred stock & common shareholders' equity               $4,045,265      $3,761,936

(amounts in thousands, except per share data)
                                                                Three Months Ended March 31
                                                               -------------------------------
                                                                   2003            2002
                                                               --------------   --------------
Period end Balance Sheet
------------------------
Commercial/real estate loans                                    $1,073,526        $950,083
Mortgage loans                                                      314,048         226,025
Direct consumer loans                                               495,388         499,392
Indirect consumer loans                                             190,719         165,892
Finance Company loans                                                47,657          38,328
Total loans                                                       2,121,338       1,879,720
Securities                                                        1,661,626       1,449,712
Short-term investments                                               40,371         197,626
Earning assets                                                    3,823,335       3,527,058
Reserve for loan losses                                             (34,740)        (31,585)
Other assets                                                        364,592         329,299
Total assets                                                     $4,153,186      $3,824,773

Non-interest bearing deposits                                      $611,901        $629,844
Interest bearing transaction deposits                             1,700,917       1,427,412
Time deposits                                                     1,146,078       1,104,673
Total interest bearing deposits                                   2,846,995       2,532,085
Total deposits                                                    3,458,895       3,161,929
Other borrowed funds                                                226,931         225,513
Other liabilities                                                    37,526          27,581
Preferred stock                                                      37,069          37,069
Common shareholders' equity                                         392,765         372,682
Total liabilities, preferred stock & common equity               $4,153,186      $3,824,773

Net Charge-Off Information
--------------------------
Net charge-offs:
Commercial/real estate loans                                           $741          $5,295
Mortgage loans                                                           35               1
Direct consumer loans                                                 1,281           1,399
Indirect consumer loans                                                 558             652
Finance company loans                                                   405             415
Total net charge-offs                                                $3,020          $7,762

Net charge-offs to average loans (annualized):
Commercial/real estate loans                                           0.28%           2.26%
Mortgage loans                                                         0.05%           0.00%
Direct consumer loans                                                  1.04%           1.11%
Indirect consumer loans                                                1.19%           1.63%
Finance Company loans                                                  3.46%           4.42%
Total net charge-offs to average loans                                 0.59%           1.67%

(amounts in thousands except per share amounts)
                                                     The Months Ended March 31,
                                                     ---------------------------
                                                         2003           2002
                                                     -----------   -------------
Averaqe Balance Sheet Composition
---------------------------------
Percentage of earning assets/funding sources:
Loans                                                   56.57%         54.52%
Securities                                              39.63%         41.50%
Short-term investments                                   3.81%          3.98%
Earning assets                                         100.00%        100.00%

Non-interest bearing deposits                           15.75%         17.64%
Interest bearing transaction deposits                   44.63%         39.95%
Time deposits                                           30.34%         32.21%
Total deposits                                          90.72%         89.80%
Other borrowed funds                                     6.05%          6.38%
Other net interest-free funding sources                  3.23%          3.82%
Total funding sources                                  100.00%        100.00%

Loan mix:
Commercial/real estate loans                            50.72%         50.40%
Mortgage loans                                          14.07%         11.80%
Direct consumer loans                                   23.83%         27.14%
Indirect consumer loans                                  9.11%          8.63%
Finance Company loans                                    2.27%          2.02%
Total loans                                            100.00%        100.00%

Average dollars (in thousands)
Loans                                              $2,093,209     $1,882,615
Securities                                          1,466,360      1,433,234
Short-term investments                                140,805        137,362
Earning assets                                     $3,700,374     $3,453,211

Non-interest bearing deposits                        $582,992       $609,041
Interest bearing transaction deposits               1,651,450      1,379,692
Time deposits                                       1,122,536      1,112,291
Total deposits                                      3,356,978      3,101,024
Other borrowed funds                                  223,895        220,314
Other net interest-free funding sources               119,501        131,873
Total funding sources                              $3,700,374     $3,453,211

Loans:
Commercial/real estate loans                       $1,061,644       $948,905
Mortgage loans                                        294,611        222,235
Direct consumer loans                                 498,822        510,982
Indirect consumer loans                               190,648        162,422
Finance Company loans                                  47,484         38,071
Total average loans                                $2,093,209     $1,882,615

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

         The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                            March 31,         December 31,
                                                              2003                 2002
                                                            ---------         ------------
   Total securities to total deposits                        48.04%               45.03%

   Total loans (net of unearned
      income) to total deposits                              61.33%               63.76%

   Interest-earning assets
      to total assets                                        92.06%               91.59%

   Interest-bearing deposits
      to total deposits                                      82.31%               80.89%
Loans and Allowance for Loan Losses

         The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2003            2002
                                                    ------------   -------------

Balance of allowance for loan losses
  at beginning of period                           $    34,740      $   34,418
Balance acquired through acquisition & other                              (400)
Provision for loan losses                                3,020           5,329
Loans charged-off:
  Commercial, Real Estate & Mortgage                     1,103           5,408
  Direct & Indirect Consumer                             2,215           2,222
  Finance Company                                         474             504
  Demand Deposit Accounts                                 978            1,066
                                                   -------------   -------------
Total charge-offs                                        4,770           9,200
                                                   -------------   -------------
Recoveries of loans previously
  charged-off:
  Commercial, Real Estate & Mortgage                      327             112
  Direct & Indirect Consumer                              601             439
  Finance Company                                          69              89
  Demand Deposit Accounts                                 753             798
                                                   -------------   -------------
Total recoveries                                         1,750           1,438
                                                   -------------   -------------
Net charge-offs                                          3,020           7,762
                                                   -------------   -------------
Balance of allowance for loan losses
  at end of period                                 $    34,740      $   31,585
                                                   =============   =============

The following table sets forth, for the periods indicated, certain ratios related to the Company's charge- offs, allowance for loan losses and outstanding loans:

                                                       Three Months Ended March 31,
                                                    --------------------------------
                                                         2003             2002
                                                   -------------   -------------
Ratios (%) (annualized):
Net charge-offs to average net loans                     0.59            1.67
Net charge-offs to period-end net loans                  0.59            1.52
Allowance for loan losses to average net loans           1.66            1.68
Allowance for loan losses to period-end net loans        1.64            1.68
Net charge-offs to loan loss allowance                   8.69           24.57
Loan loss provision to net charge-offs                 100.00           68.65
Capital Resources

      The Company continues to maintain an adequate capital position. The ratios as of March 31, 2003 and December 31, 2002 are as follows:

                                                     March 31,      December 31,
                                                       2003           2002
                                                   -------------   -------------
Average equity to average assets (1)                  9.73%          10.08%
Total capital to risk-weighted assets (2)            16.45%          17.25%
Tier 1 capital to risk-weighted                      15.19%          15.73%
   assets (3)
Leverage capital to average total assets (4)          9.21%           9.35%

(1) Equity capital consists of stockholder's equity (excluding unrealized gains/(losses)).

(2)   Total capital consists of equity capital less intangible assets plus a limited amount of loan loss allowance. Risk-weighted assets represent the assigned risk portion of all on and off-balance-
      sheet assets. Based on Federal Reserve Board guidelines, assets are assigned a risk factor percentage from 0% to 100%. A minimum ratio of total capital to risk-weighted assets of 8% is required.

(3)   Tier 1 capital consists of equity capital less intangible assets. A minimum ratio of tier 1 capital to risk-weighted assets of 4% is required.

(4)   Leverage capital consists of equity capital less goodwill and core deposit intangibles.
      Regulations require a minimum 4% leverage capital ratio for an entity to be considered adequately capitalized
RESULTS OF OPERATIONS

Net Earnings

      Net earnings increased approximately $2.2 million or 19.6% for the first quarter of 2003 compared to the first quarter of 2002. Following is selected information for quarterly comparison:

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                            2003               2002
                                                                         ----------        ----------
Results of Operations:
   Return on average assets                                               1.37%                1.23%
   Return on average equity                                              14.08%               12.25%

Net Interest Income:
   Yield on average interest-earning assets (te)                          6.05%                6.95%

   Cost of average interest-bearing funds                                 2.11%                2.89%
                                                                         ----------        ----------
   Net interest spread (te)                                               3.94%                4.06%
                                                                         ==========        ==========

   Net interest margin (te)
      (net interest income on a tax-equivalent basis
      divided by average interest-earning assets)                         4.34%                4.68%
                                                                         ==========        ==========
Net Interest Income

      Net interest income (te) for the first quarter of 2003 decreased $278,000, or 0.7%, from the first quarter of 2002, and was $1.9 million, or 4.5% lower than the fourth quarter of 2002. The Company's net interest margin (te) was 4.34% in the first quarter of 2003, 34 basis points lower than the same quarter a year ago, and 31 basis points lower than the previous quarter.

      Compared to the same quarter a year ago, the primary driver of the decreased level of net interest income (te) was the 34 basis point narrowing of the Company's net interest margin (te). The net interest margin narrowed as the overall yield on loans and securities fell more rapidly (90 basis points) than the Company's ability to reduce total funding costs (56 basis points). Somewhat mitigating the narrowing of the net interest margin was $210.6 million of average loan growth from first quarter 2002 to first quarter 2003, which was funded by $256.0 million of average deposit growth for the same period.

      The lower level of net interest income (te) and net interest margin (te) compression compared to the previous quarter was due to a larger reduction in the yield on loans and securities (45 basis points) than the reduction in funding costs (15 basis points). Another factor impacting the levels of net interest income (te) and net interest margin (te) as compared to the previous quarter was average deposit growth of $145.2 million. As loan growth slowed to $35.8 million in the current quarter, a greater percentage of the aforementioned deposit growth was invested in the securities portfolio at historically low yields. The Company is focused on efforts to further reduce deposit costs, resume loan growth at levels consistent with previous quarters, and slow the overall reductions in the yield on the securities portfolio.

      The following tables detail the components of the Company's net interest spread and net interest margin.

                                                        Three Months Ended March 31,           Three Months Ended March 31,
                                                    ------------------------------------    ------------------------------------
                                                                    2003                                    2002
                                                    ------------------------------------    ------------------------------------
 (dollars in thousands)                                Interest     Volume         Rate      Interest      Volume         Rate
                                                    ------------  ------------   -------    ------------  ------------   -------

 Average Earning Assets
 Commercial & real estate loans (TE)                   $16,188     $1,061,644      6.18%      $16,314       $948,905      6.97%
 Mortgage loans                                          4,723        294,611      6.41%        4,106        222,235      7.39%
 Consumer loans                                         15,691        736,954      8.64%       16,628        711,476      9.48%
 Loan fees & late charges                                2,381              -      0.00%        2,284             -       0.00%
                                                    ------------  ------------   -------    ------------  ------------   -------
  Total loans (TE)                                      38,983      2,093,209      7.54%       39,331      1,882,615      8.46%
                                                    ============  ============   =======    ============  ============   =========
 US treasury securities                                    412         50,265      3.33%          353         42,358      3.38%
 US agency securities                                    5,706        522,735      4.37%        6,406        492,033      5.21%
 CMOs                                                    4,419        544,997      3.24%        6,448        518,689      4.97%
 Mortgage backed securities                              1,474        109,890      5.37%        1,634        110,229      5.93%
 Municipals (TE)                                         3,740        206,975      7.23%        4,129        230,562      7.16%
 Other securities                                          336         31,498      4.33%          599         39,362      6.17%
                                                    ------------  ------------   -------    ------------  ------------   -------
  Total securities (TE)                                 16,087      1,466,360      4.39%       19,569      1,433,234      5.47%
                                                    ============  ============   =======    ============  ============   =========                                                    ------------  ------------   -------    ------------  ------------   -------
 Fed funds sold                                            330        113,667      1.18%          299         74,701      1.62%
 Cds with banks                                             13          5,204      1.04%           75          9,267      3.30%
 Other short-term investments                               65         21,935      1.21%          222         53,394      1.69%
                                                    ------------  ------------   -------    ------------  ------------   -------
  Total short-term investments                             408        140,805      1.18%          596        137,362      1.76%
                                                    ============  ============   =======    ============  ============   =========                                                    ------------  ------------   -------    ------------  ------------   -------
  Average earning assets yield (TE)                    $55,479     $3,700,374      6.05%      $59,496     $3,453,211      6.95%

 Interest-Bearing Liabilities
 Interest-bearing transaction deposits                  $5,118     $1,651,450      1.26%       $6,283     $1,379,692      1.85%
 Time deposits                                           9,499      1,122,536      3.43%       11,903      1,112,291      4.33%
                                                    ------------  ------------   -------    ------------  ------------   -------
   Total interest bearing deposits                      14,618      2,773,986      2.14%       18,186      2,491,983      2.96%
                                                    ============  ============   =======    ============  ============   =========                                                    ------------  ------------   -------    ------------  ------------   -------
 Customer repos                                            369        171,072      0.87%          536        166,538      1.31%
 Other borrowings                                          594         52,823      4.56%          598         53,777      4.51%
                                                    ------------  ------------   -------    ------------  ------------   -------
  Total borrowings                                         963        223,895      1.74%        1,135        220,314      2.09%
                                                    ============  ============   =======    ============  ============   =========                                                    ------------  ------------   -------    ------------  ------------   -------
  Total interest bearing liab cost                     $15,581     $2,997,881      2.11%     $19,320     $2,712,297      2.89%

 Noninterest-bearing deposits                                         582,992                                609,041
 Other net interest-free funding sources                              119,501                                131,873

 Total Cost of Funds                                   $15,581     $3,700,374      1.71%      $19,320     $3,453,211      2.27%

 Net Interest Spread (TE)                              $39,898                     3.94%      $40,176                     4.06%

 Net Interest Margin (TE)                              $39,898     $3,700,374      4.34%      $40,176     $3,453,211      4.68%

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
                                                            ------------------------------------
                                                               Three Months Ended March 31,
                                                            ------------------------------------
                                                                   2003                2002
                                                            ------------------------------------
Annualized net charge-offs to average loans                           0.59%               1.67%

Annualized provision for loan losses to average
   loans (1)                                                          0.59%               1.15%
Average reserve for loan losses to average loans                      1.66%               1.68%
Gross charge-offs (2)                                       $         4,770     $         9,200
Gross recoveries                                            $         1,750     $         1,438
Non-accrual loans                                           $        11,949     $        14,119

Accruing loans 90 days or more past due                     $         6,039     $         6,805

(1)    The 2003 provision decreased as a result of management's periodic review of the allowance for loan losses. This review considered the effect of changes in the mix and the size of the loan portfolio. Provision for loan losses was significantly higher in 2002 as the reserve was replenished for large credits written off that were due to the Lamar acquisition. As overall credit quality has improved, the need for higher reserves has decreased.

 (2)   Gross charge-offs were higher in 2002 primarily due to the removal of credits acquired in the
       Lamar Capital Corporation acquisition that were determined to be uncollectible.
Non-Interest Income

      Non-interest income for the first quarter of 2003 was up $404,000, or 2.3%, compared to the same quarter a year ago, but was down $1.2 million, or 6.4%, compared to the previous quarter. The first quarter 2003 levels did include a pretax net securities gain of $455,000 related to the sale of $65 million of floating rate securities. These securities were reinvested at a yield advantage of approximately 187 basis points.

      Other factors impacting the lower levels of non-interest income as compared to the prior quarter were lower service charges on deposit accounts (down $996,000) and other income (down $589,000). Service charges on deposit accounts are seasonally lower in the first quarter of each year and return to more normalized levels in the second quarter. Other income was impacted by income recorded in the fourth quarter relating to oil & gas royalties and timber properties.

      The components of non-interest income for the three months ended March 31, 2003 and 2002 are presented in the following table.

                                            Three Months Ended March 31,
                                        ---------------------------------
(dollars in thousands)                        2003           2002
                                        --------------- -----------------
Service charges on deposit accounts      $     10,155   $      9,448
Trust fees                                      1,940          2,086
Credit card merchant discount fees                801            754
Insurance fees                                    516            514
Investment & annuity fees                         931          1,778
ATM fees                                          966            861
Secondary mortgage market operations              640            679
Other income                                    1,390          1,270
Securities transactions gains                     455             -
                                        --------------- -----------------
 Total non-interest income               $     17,794   $     17,390
                                        =============== =================
Non-Interest Expense

      Operating expenses for the first quarter of 2003 were $605,000, or 1.8% lower, compared to the same quarter a year ago and were $2.45 million, or 6.9%, lower than the previous quarter. The vast majority of these decreases was reflected in other operating expenses and were spread over a wide range of operating expense categories. Continuation of focused expense control efforts was the primary reason for the operating expense reductions from the same quarter a year ago and from the previous quarter.

      Primarily due to the aforementioned operating reductions from the first quarter of 2002 and from the previous quarter, the Company's efficiency ratio (expressed as non-interest expense, before amortization of purchased intangibles, as a percent of total revenue before securities transactions) was reduced to 57.3% in the first quarter of 2003. This was compared to 58.0% for the same quarter a year ago, and 57.9% for the previous quarter.

      The following table presents the components of non-interest expense for the three months ended March 31, 2003 and 2002.

                                             Three Months Ended March 31,
                                        ---------------------------------
(dollars in thousands)                        2003           2002
                                        --------------- -----------------
Employee compensation                     $      16,293  $     15,151
Employee benefits                                 3,878         3,915
                                        --------------- -----------------
  Total personnel expense                        20,171        19,066
                                        --------------- -----------------
Equipment and data processing expense            3,782          3,428
Net occupancy expense                            2,117          2,037
Postage and communications                       2,138          1,869
Ad valorem and franchise taxes                     737          1,225
Legal and professional services                    830          1,049
Stationery and supplies                            509            496
Amortization of intangible assets                  178            188
Advertising                                        765          1,202
Deposit insurance and regulatory fees              218            218
Training expenses                                  141            103
Other real estate owned expense                    207            814
Other expense                                    1,198          1,901
                                        --------------- -----------------
 Total non-interest expense               $     32,991   $     33,596
                                        =============== =================

Income Taxes

      The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first three months of 2003 and 2002 was approximately $3.5 million.

Net Earnings Per Common Share

      Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                 Three Months Ended March 31,
                                                -------------------------------
                                                        2003         2002
                                                --------------  ---------------
Net earnings - used in computation of diluted
  earnings per common share                         $   13,662   $ 11,421
Preferred dividend requirement                             663        663
                                                --------------  ---------------
Net earnings available to common stockholders -
  used in computation of basic earning
  per common share                                  $   12,999   $ 10,758
                                               ===============  ===============
Weighted average number of common shares
  outstanding - used in computation of
  basic earnings per common share                       15,442     15,892
Effect of dilutive securities
  Stock options                                            208        105
  Convertible preferred stock                            1,106      1,106
                                                --------------  ---------------
Weighted average number of common shares
  outstanding plus effect of dilutive
  securities - used in computation of
  diluted earnings per common share                     16,756     17,103
                                                ==============  ===============
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

      In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Company's interest rate management policy is designed to produce a relatively stable net interest margin in periods of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. Management and liabilities are those that are subject to maturity or repricing within a given time period. Management also reviews the Company's securities portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of the Company's investment securities.

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

      The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At March 31, 2003 the Company had $250.7 million of regular savings and club accounts and $1.2 billion of money market and NOW accounts, representing 49.9% of total interest-bearing depositor accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2003. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

      Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A.   The Company's Annual Meeting was held on February 27, 2003.

        B.   The Directors elected at the Annual Meeting held on February 27, 2003 were:

                                                                   Votes Cast
                                                                   ----------
                                                        Affirmed              Withheld
                                                       ----------             ---------
             1.   James H. Horne                       14,285,663              139,069
             2.   George A. Schloegel                  14,281,159              561,566
             3.   Christine L. Smilek                  14,106,113              163,881

             Continuing Directors:

             4.   Frank E. Bertucci, Jr.
             5.   Joseph F. Boardman, Jr.
             6.   James B. Estabrook, Jr.
             7.   Charles H. Johnson, Sr.
             8.   Robert W. Roseberry
             9.   Leo W. Seal, Jr.

        C.   Deloitte & Touche LLP was approved as the independent public accountants of the
             Company and the approval was made with a favorable vote of 95%.

                      For             Against             Abstained
                  ----------          -------           -------------
                  14,276,567          60,573               86,246

        D.   The amendment to the 1996 Long Term Incentive Plan, providing for an increase in th annual number of shares reserved for issuance under the Plan, was approved.

                      For              Against            Abstained
                  ----------          ---------         -------------
                  10,356,996          1,770,516            115,134
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           Exhibits:

             1. Exhibit 99.1 - Certifications under Section 906 of the Sarbanes Oxley Act of 2002.

           Reports on Form 8-K:

             1. A Form 8-K was filed on April 14, 2003 for the purpose of announcing, by press release, earnings for the first quarter ended March 31, 2003.

             2. A Form 8-K was filed on May 2, 2003 for the purpose of announcing, by press release, a presentation by the Company's officers at the Gulf South Bank
                 Conference on May 5, 2003 in New Orleans, LA.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HANCOCK HOLDING COMPANY
                                      -------------------------------
                                                  Registrant

    May 13, 2003               By:    /s/ George A. Schloegel
-------------------------         --------------------------------------
        Date                          George A. Schloegel
                                      Vice-Chairman of the Board and
                                      Chief Executive Officer

    May 13, 2003               By:    /s/ Carl J. Chaney
--------------------------        --------------------------------------
       Date                           Carl J. Chaney
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

Date: May 13, 2003                                            /s/ George A. Schloegel
------------------                                     --------------------------------
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

Date: May 13, 2003                                           /s/ Carl J. Chaney
------------------                                           ------------------------------
                                                              Carl J. Chaney
                                                              Executive Vice President &
                                                              Chief Financial Officer