Form 10-Q
period 2003-06-30
HANCOCK HOLDING CO
filed 2003-08-13
CIK 750577

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

For Quarter Ending       June 30, 2003
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

15,331,176 common shares were outstanding as of July 31, 2003 for financial statement purposes.

                                         HANCOCK HOLDING COMPANY
                                         -----------------------

                                                  INDEX
                                                  -----

PART I.  FINANCIAL INFORMATION                                                           PAGE NUMBER
-------------------------------                                                          -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  June 30, 2003 and December 31, 2002                                                         3

  Condensed Consolidated Statements of Earnings --
  Six Months Ended June 30, 2003 and 2002                                                     4

  Condensed Statements of Common Stockholder's Equity
  Six Months Ended June 30, 2003 and Year Ended December 31, 2002                             5

  Condensed Consolidated Statements of Cash Flows --
  Six Months Ended June 30, 2003 and 2002                                                     6

  Notes to Condensed Consolidated Financial Statements                                        7

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                              12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                          20

ITEM 4.  Controls and Procedures                                                             21

PART II.  OTHER INFORMATION
---------------------------
ITEM 6.  Exhibits and Reports on Form 8-K                                                    22

SIGNATURES                                                                                   23
----------

CERTIFICATIONS                                                                               24
--------------

                                              PART I  FINANCIAL INFORMATION
                                              -----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                         ----------------------------------------
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           -------------------------------------
                                                  (amounts in thousands)

                                                                (Unaudited)
                                                                  June 30,      December 31,
                                                                    2003            2002*
                                                               -------------   -------------

ASSETS:
    Cash and due from banks (non-interest bearing)              $   175,695    $   187,786
    Interest-bearing time deposits with other banks                   7,041          4,268
    Securities available for sale (amortized cost of
        $1,344,315 and $1,233,459)                                1,362,168      1,258,831
    Securities held to maturity (fair value of $199,803
        and $238,196)                                               187,354        227,979
    Federal funds sold                                                  754         42,989
    Loans, net of unearned income                                 2,250,770      2,104,982
        Less: Allowance for loan losses                             (35,240)       (34,740)
                                                                ------------   -------------
             Loans, net                                           2,215,530      2,070,242
    Property and equipment, net of accumulated
        depreciation of $69,974 and $66,720                          72,706         71,355
    Other real estate, net                                            5,462          5,936
    Accrued interest receivable                                      23,844         25,480
    Goodwill, net                                                    49,400         49,100
    Other intangible assets, net                                      9,257          7,266
    Other assets                                                     23,841         21,915
                                                                ------------   -------------
            TOTAL ASSETS                                        $ 4,133,052    $ 3,973,147
                                                                ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
        Non-interest bearing demand                             $   612,098    $   630,790
        Interest-bearing savings, NOW, money market
            and time                                              2,817,898      2,670,710
                                                                ------------   -------------
                Total deposits                                    3,429,996      3,301,500
    Securities sold under agreements to repurchase                  175,962        161,058
    Other liabilities                                                41,853         34,988
    Long-term notes                                                  50,697         51,020
                                                                ------------   -------------
            TOTAL LIABILITIES                                     3,698,508      3,548,566

CONVERTIBLE PREFERRED STOCK:
    Preferred Stock - $20 par value per share; 50,000,000
        shares authorized and 1,658,275 issued                       37,069         37,069

COMMON STOCKHOLDERS' EQUITY:
    Common Stock-$3.33 par value per share; 75,000,000
        shares authorized and 16,608,120 issued                      55,305         55,305
    Capital surplus                                                 143,834        145,949
    Retained earnings                                               225,822        208,253
    Accumulated other comprehensive income                            5,158         10,049
    Unearned compensation                                            (1,224)          (552)
    Treasury stock (914,865 and 881,607 shares, respectively)       (31,420)       (31,492)
                                                                ------------   -------------
            TOTAL COMMON STOCKHOLDERS' EQUITY                       397,475        387,512
                                                                ------------   -------------
            TOTAL LIABILITIES, PREFERRED STOCK
            AND COMMON STOCKHOLDERS' EQUITY                     $ 4,133,052    $ 3,973,147
                                                                ============   =============

* The balance sheet at December 31, 2002 has been taken from the audited balance sheet at that date.

    See notes to unaudited condensed consolidated financial statements.

                                           HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                           ----------------------------------------
                                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                        ---------------------------------------------
                                                          (UNAUDITED)
                                                          -----------
                                           (amounts in thousands except per share)

                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                            ---------------------------   -------------------------
                                                                  2003         2002         2003         2002
                                                            ------------   ----------     --------     ------------
INTEREST INCOME:
Loans                                                          $ 39,375     $ 38,694     $ 77,743     $ 77,508
U. S. Treasury securities                                           400          420          812          773
Obligations of U. S. government agencies                          4,665        6,849       10,371       13,255
Obligations of states and political subdivisions                  2,339        2,685        4,832        5,440
Mortgage-backed securities                                        3,367        1,406        4,841        3,040
CMOs                                                              4,087        7,116        8,506       13,564
Federal funds sold                                                  119          182          449          481
Other investments                                                   275          719          690        1,614
                                                               ---------    ---------    ---------    ---------
  Total interest income                                          54,627       58,071      108,244      115,675
                                                               ---------    ---------    ---------    ---------
INTEREST EXPENSE
Deposits                                                         14,007       17,189       28,625       35,375
Federal funds purchased and securities sold
 under agreements to repurchase                                     352          572          723        1,111
Long-term notes and other interest                                  603          612        1,196        1,208
                                                               ---------    ---------    ---------    ---------
  Total interest expense                                         14,962       18,373       30,544       37,694
                                                               ---------    ---------    ---------    ---------
NET INTEREST INCOME                                              39,665       39,698       77,700       77,981
Provision for loan losses                                         3,966        4,879        6,986       10,207
                                                               ---------    ---------    ---------    ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              35,699       34,819       70,714       67,774
                                                               ---------    ---------    ---------    ---------
NON-INTEREST INCOME
Service charges on deposit accounts                              10,202       10,568       20,357       20,016
Other service charges, commissions and fees                       5,788        5,508       10,942       11,501
Securities transactions gains                                       659            -        1,114            -
Other income                                                      1,012        1,443        3,042        3,392
                                                               ---------    ---------    ---------    ---------
  Total non-interest income                                      17,661       17,519       35,455       34,909
                                                               ---------    ---------    ---------    ---------
NON-INTEREST EXPENSE
Salaries and employee benefits                                   20,706       19,995       40,877       39,061
Net occupancy expense of premises                                 2,294        2,075        4,411        4,111
Equipment rentals, depreciation and maintenance                   2,221        2,171        4,307        4,059
Amortization of intangibles                                         178          188          356          375
Other expense                                                     9,898        9,634       18,337       20,051
                                                               ---------    ---------    ---------    ---------
  Total non-interest expense                                     35,297       34,063       68,288       67,657
                                                               ---------    ---------    ---------    ---------
EARNINGS BEFORE INCOME TAXES                                     18,063       18,275       37,881       35,026
Income taxes                                                      5,681        5,694       11,836       11,023
                                                               ---------    ---------    ---------    ---------
NET EARNINGS                                                     12,382       12,581       26,045       24,003
PREFERRED DIVIDEND REQUIREMENT                                      663          663        1,327        1,327
                                                               ---------    ---------    ---------    ---------
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS                  $ 11,719     $ 11,918     $ 24,718     $ 22,676
                                                               =========    =========    =========    =========
BASIC EARNINGS PER COMMON SHARE                                $   0.76     $   0.75     $   1.60     $   1.43
                                                               =========    =========    =========    =========
DILUTED EARNINGS PER COMMON SHARE                              $   0.74     $   0.73     $   1.56     $   1.40
                                                               =========    =========    =========    =========
DIVIDENDS PAID PER COMMON SHARE                                $   0.21     $   0.20     $   0.42     $   0.40
                                                               =========    =========    =========    =========
WEIGHTED AVG. COMMON SHARES OUTSTANDING-BASIC                    15,420       15,869       15,431       15,880
                                                               =========    =========    =========    =========
WEIGHTED AVG. COMMON SHARES OUTSTANDING-DILUTED                  16,742       17,156       16,748       17,140
                                                               =========    =========    =========    =========

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
                                    ---------------------------------------------------
                                                      UNAUDITED
                                                      ---------
                                      (amounts in thousands, except per share data)

                                                                                  Accumulated
                                                                                    Other
                                               Common      Capital   Retained    Comprehensive   Unearned      Treasury
                                                Stock      Surplus   Earnings       Income     Compensation     Stock
                                            ----------  ----------  ----------   ------------- ------------   ---------
Balance, January 1, 2002                    $  55,305   $ 146,252    $172,584     $   4,742     $   (433)      $(10,902)
Net earnings                                                           51,043
Cash dividends                                                        (15,374)
Minimum pension liability adjustment, net                                            (6,442)
Change in unrealized gain on
 securities available for sale, net                                                  11,749
Transactions relating to restricted
 stock grants, net                                                                                  (119)
Treasury stock transactions, net                             (303)                                              (20,590)
                                            ----------  ----------  ----------   ------------- ------------   ---------
Balance, December 31, 2002                     55,305     145,949    208,253         10,049         (552)       (31,492)
Net earnings                                                          26,045
Cash dividends                                                        (8,476)
Change in unrealized gain on
 securities available for sale, net                                                  (4,891)
Transactions relating to restricted
 stock grants, net                                                                                  (672)
Treasury stock transactions, net                           (2,115)                                                   72
                                            ----------  ----------  ---------    ------------- ------------   ---------
Balance, June 30, 2003                       $ 55,305   $ 143,834   $225,822      $  5,158      $  (1,224)     $(31,420)
                                            ==========  ==========  =========    ============= ============   =========

See notes to unaudited condensed consolidated financial statements

                                HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                ----------------------------------------
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -----------------------------------------------
                                                 UNAUDITED
                                                 ----------
                                            (amounts in thousands)

                                                               Six Months Ended June 30,
                                                             ----------------------------
                                                                 2003            2002
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                             $   26,045        $    24,003
      Adjustments to reconcile net earnings to net
          cash provided by operating activities:
            Depreciation                                          3,454              3,132
            Amortization of software                              1,344              1,088
            Provision for loan losses                             6,986             10,207
            Provision for losses on other real estate owned         250                793
            Gain on sales of securities available for sale       (1,114)                 -
            Decrease (increase) in interest receivable            1,636               (693)
            Amortization of intangible assets                       356                375
            Increase in accrued expenses                          7,331              3,341
            Increase in other liabilities                           794              4,771
            Decrease in interest payable                         (1,260)            (3,392)
            Other, net                                           (6,750)            (2,265)
                                                             ------------     -------------
      Net cash provided by operating activities                  39,072             41,360
                                                             ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in interest-bearing time deposits               (2,772)            (2,448)
    Proceeds from maturities of securities held
      to maturity                                                40,625             35,633
    Proceeds from sales and maturities of securities
      available for sale                                        755,778            415,604
    Purchase of securities available for sale                  (866,634)          (654,281)
    Net decrease in federal funds sold                           42,235             82,900
    Net increase in loans                                      (149,721)           (78,823)
    Purchase of property, equipment and software, net            (5,455)            (6,404)
    Proceeds from sales of other real estate                      2,463              1,358
    Net cash received in connection with purchase transaction    38,933                  -
                                                             ------------     -------------
      Net cash used in investing activities                    (144,548)          (206,461)
                                                             ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                     89,322            158,006
    Dividends paid                                               (8,475)            (7,797)
    Net increase in federal funds purchased and
      securities sold under agreements to repurchase             14,904             10,869
    Treasury stock transactions, net                             (2,043)            (4,007)
    Reductions of long-term notes                                  (323)              (272)
                                                             ------------     -------------
      Net cash provided by financing activities                  93,385            156,799
                                                             ------------     -------------
NET DECREASE IN CASH AND DUE FROM BANKS                         (12,091)            (8,302)

CASH AND DUE FROM BANKS, BEGINNING                              187,786            164,808
                                                             ------------     -------------

CASH AND DUE FROM BANKS, ENDING                              $   175,695      $    156,506
                                                             ============     =============
See notes to unaudited condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(At and For the Three Months Ended June 30, 2003 and 2002)

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

COMPREHENSIVE EARNINGS

         Following is a summary of the Company's comprehensive earnings for the three months and six months ended June 30, 2003 and 2002.

                                                             (Amounts in thousands)
                                           Three Months Ended June 30,       Six Months Ended June 30,
                                           ---------------------------       -------------------------
                                               2003             2002             2003         2002
                                           -----------        ---------      ----------    -----------
 Net earnings                                 $12,382          $12,581         $26,045      $24,003
    Other comprehensive income
      (net of income tax):

    Unrealized holding (losses) gains on
      securities available for sale              (872)          12,418          (4,167)       9,974

    Reclassification adjustments for gains
      included in earnings, net                  (428)               -            (724)           -
                                           -----------        ---------      ----------    -----------
 Total Comprehensive Earnings                 $11,082          $24,999         $21,154      $33,977
                                           ===========        =========      ==========    ===========
ACQUISITIONS

         On February 22, 2003, the Company completed the acquisition of two Dryades Savings Bank branches located in Metairie, LA and Kenner, LA (both suburbs of New Orleans, LA). Both locations are within minutes of the causeway connecting metropolitan Jefferson Parish to St. Tammany Parish's thriving Northshore communities. The two acquired facilities have a combined total deposit base of approximately $40 million. The aggregate purchase price was approximately $39 million. The core deposit intangible was approximately $2.4 million and goodwill was approximately $300,000. No amortization of the goodwill related to this acquisition will be recorded in 2003 in accordance with Statement of Financial Accounting Standards No. 142.

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

(amounts in thousands, except per share data)
                                                                           Three Months Ended           Six Months Ended
                                                                         --------------------          -------------------
                                                                         6/30/03     6/30/02           6/30/03    6/30/02
                                                                         --------------------          -------------------
Per Common Share Data
Earnings per share:
  Basic                                                                   $0.76       $0.75             $1.60      $1.43
  Diluted                                                                 $0.74       $0.73             $1.56      $1.40
Earnings per share before amortization of
 purchased intangibles:
  Basic                                                                   $0.77       $0.76             $1.62      $1.45
  Diluted                                                                 $0.75       $0.74             $1.58      $1.42
Cash dividends per share                                                  $0.21       $0.20             $0.42      $0.40
Book value per share (period end)                                        $25.83      $24.65            $25.83     $24.65
Weighted average number of shares:
  Basic                                                                  15,420      15,869            15,431     15,880
  Diluted                                                                16,742      17,156            16,748     17,140
Period end number of shares                                              15,389      15,798            15,389     15,798
Market data:
  High closing price                                                     $49.25      $45.13            $49.25     $45.13
  Low closing price                                                      $42.00      $35.17            $42.00     $27.56
  Period end closing price                                               $46.75      $44.92            $46.75     $44.92
  Trading volume                                                          1,274       2,246             2,695      3,363

(amounts in thousands, except per share data)
                                                                           Three Months Ended                Six Months Ended
                                                                        ----------------------          ------------------------
                                                                        6/30/03        6/30/02          6/30/03          6/30/02
                                                                        ----------------------          ------------------------
Performance Ratios
Return on average assets                                                  1.20%           1.30%           1.28%            1.27%
Return on average common equity                                          12.42%          13.04%          13.24%           12.65%
Earning asset yield (Tax Equivalent("TE"))                                                  5.95%           6.73%           6.00%            6.83%
Total cost of funds                                                       1.58%           2.06%           1.64%            2.16%
Net interest margin (TE)                                                  4.37%           4.66%           4.36%            4.67%
Non-interest expense as a percent of total revenue (TE)
  before amortization of purchased intangibles
  and securities transactions                                            60.09%          57.34%          58.73%            57.68%
Average common equity as a percent of average total assets                9.68%           9.97%           9.70%            10.01
Leverage ratio (period end)                                               9.16%           9.35%           9.16%            9.35%
FTE Headcount                                                             1,789           1,769           1,789            1,769

Asset Quality Information
Non-accrual loans                                                       $16,860         $12,210         $16,860          $12,210
Foreclosed assets                                                        $5,685          $7,335          $5,685           $7,335
Total non-performing assets                                             $22,545         $19,545         $22,545          $19,545
Non-performing assets as a percent of loans and foreclosed assets         1.00%           1.00%           1.00%            1.00%
Accruing loans 90 days past due                                          $2,817          $6,702          $2,817           $6,702
Accruing loans 90 days past due as a percent of loans                     0.13%           0.34%           0.13%            0.34%
Non-performing assets + accruing loans 90 days past due
 to loans and foreclosed assets                                           1.12%           1.34%           1.12%            1.34%
Net charge-offs                                                          $3,466          $4,198          $6,486          $11,959
Net charge-offs as a percent of average loans                             0.64%           0.88%           0.61%            1.27%
Allowance for loan losses                                               $35,240         $32,265         $35,240          $32,265
Allowance for loan losses as a percent of period end loans                1.57%           1.65%           1.57%            1.65%
Allowance for loan losses to NPAs + accruing loans 90 days past due     138.95%         122.93%         138.95%          122.93%
Provision for loan losses                                                $3,966          $4,879          $6,986          $10,207
Provision for loan losses to net charge-offs                            114.43%         116.21%         107.71%           85.35%

Average Balance Sheet
Total loans                                                          $2,172,805      $1,917,200      $2,133,227       $1,900,006
Securities                                                            1,575,392       1,554,012       1,521,177        1,493,956
Short-term investments                                                   46,818          99,121          93,552          118,137
Earning assets                                                        3,795,016       3,570,333       3,747,956        3,512,099
Allowance for loan losses                                               (34,911)        (31,819)        (34,826)         (33,044)
Other assets                                                            372,555         342,972         376,074          343,100
Total assets                                                         $4,132,659      $3,881,486      $4,089,204       $3,822,155

Non-interest bearing deposits                                          $599,041        $623,300        $591,061         $616,210
Interest bearing transaction deposits                                 1,686,294       1,436,384       1,668,968        1,408,195
Time deposits                                                         1,142,855       1,147,475       1,132,752        1,129,980
Total interest bearing deposits                                       2,829,150       2,583,859       2,801,720        2,538,175
Total deposits                                                        3,428,190       3,207,159       3,392,781        3,154,385
Other borrowed funds                                                    231,726         224,474         227,832          222,440
Other liabilities                                                        35,815          25,833          34,776           25,654
Preferred stock                                                          37,069          37,069          37,069           37,069
Common shareholders' equity                                             399,859         386,950         396,745          382,608
Total liabilities, preferred stock & common equity                   $4,132,659      $3,881,486      $4,089,204       $3,822,155

(amounts in thousands, except per share data)              Three Months Ended              Six Months Ended
                                                     ----------------------------    ----------------------------
                                                        6/30/03         6/30/02        6/30/03          6/30/02
                                                     ----------------------------    ----------------------------
Period end Balance Sheet
Commercial/real estate loans                          $1,137,004        $992,584      $1,137,004        $992,584
Mortgage loans                                           360,997         237,888         360,997         237,888
Direct consumer loans                                    489,972         501,633         489,972         501,633
Indirect consumer loans                                  211,903         178,903         211,903         178,903
Finance Company loans                                     50,894          42,802          50,894          42,802
Total loans                                            2,250,770       1,953,810       2,250,770       1,953,810
Securities                                             1,549,522       1,591,182       1,549,522       1,591,182
Short-term investments                                     7,795          19,981           7,795          19,981
Earning assets                                         3,808,087       3,564,973       3,808,087       3,564,973
Allowance for loan losses                                (35,240)        (32,265)        (35,240)        (32,265)
Other assets                                             360,205         342,372         360,205         342,372
Total assets                                          $4,133,052      $3,875,080      $4,133,052      $3,875,080

Non-interest bearing deposits                           $612,098        $633,374        $612,098        $633,374
Interest bearing transaction deposits                  1,668,000       1,435,330       1,668,000       1,435,330
Time deposits                                          1,149,898       1,129,035       1,149,898       1,129,035
Total interest bearing deposits                        2,817,898       2,564,365       2,817,898       2,564,365
Total deposits                                         3,429,996       3,197,740       3,429,996       3,197,740
Other borrowed funds                                     229,123         224,666         229,123         224,666
Other liabilities                                         39,389          26,146          39,389          26,146
Preferred stock                                           37,069          37,069          37,069          37,069
Common shareholders' equity                              397,475         389,459         397,475         389,459
Total liabilities, preferred stock & common equity    $4,133,052      $3,875,080      $4,133,052      $3,875,080

Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans                              $1,605          $2,111          $2,346          $7,405
Mortgage loans                                                 4               -              39               1
Direct consumer loans                                      1,094           1,167           2,345           2,566
Indirect consumer loans                                      334             462             922           1,114
Finance company loans                                        429             458             834             873
Total net charge-offs                                     $3,466          $4,198          $6,486         $11,959

Net charge-offs to average loans:
Commercial/real estate loans                               0.59%           0.87%           0.44%           1.55%
Mortgage loans                                             0.00%           0.00%           0.03%           0.00%
Direct consumer loans                                      0.89%           0.93%           0.95%           1.02%
Indirect consumer loans                                    0.67%           1.07%           0.95%           1.34%
Finance Company loans                                      3.50%           4.60%           3.48%           4.51%
Total net charge-offs to average loans                     0.64%           0.88%           0.61%           1.27%

(amounts in thousands, except per share amounts)
                                                                  Three Months Ended                    Six Months Ended
                                                            -----------------------------           ------------------------
                                                              6/30/03             6/30/02            6/30/03        6/30/02
                                                            ----------           ---------          ---------      ---------
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans                                                         57.25%               53.70%             56.92%         54.10%
Securities                                                    41.51%               43.53%             40.59%         42.54%
Short-term investments                                         1.23%                2.78%              2.50%          3.36%
Earning assets                                               100.00%              100.00%            100.00%        100.00%

Non-interest bearing deposits                                 15.78%               17.46%             15.77%         17.55%
Interest bearing transaction deposits                         44.43%               40.23%             44.53%         40.10%
Time deposits                                                 30.11%               32.14%             30.22%         32.17%
Total deposits                                                90.33%               89.83%             90.52%         89.81%
Other borrowed funds                                           6.11%                6.29%              6.08%          6.33%
Other net interest-free funding sources                        3.56%                3.88%              3.40%          3.85%
Total funding sources                                        100.00%              100.00%            100.00%        100.00%

Loan mix:
Commercial/real estate loans                                  50.64%               50.71%             50.68%         50.56%
Mortgage loans                                                15.28%               12.03%             14.69%         11.92%
Direct consumer loans                                         22.67%               26.17%             23.23%         26.65%
Indirect consumer loans                                        9.15%                9.00%              9.13%          8.82%
Finance Company loans                                          2.26%                2.08%              2.27%          2.05%
Total loans                                                  100.00%              100.00%            100.00%        100.00%

Average dollars (in thousands)
Loans                                                     $2,172,805           $1,917,200         $2,133,227     $1,900,006
Securities                                                 1,575,392            1,554,012          1,521,177      1,493,956
Short-term investments                                        46,818               99,121             93,552        118,137
Earning assets                                            $3,795,016           $3,570,333         $3,747,956     $3,512,099

Non-interest bearing deposits                               $599,041             $623,300           $591,061       $616,210
Interest bearing transaction deposits                      1,686,294            1,436,384          1,668,968      1,408,195
Time deposits                                              1,142,855            1,147,475          1,132,752      1,129,980
Total deposits                                             3,428,190            3,207,159          3,392,781      3,154,385
Other borrowed funds                                         231,726              224,474            227,832        222,440
Other net interest-free funding sources                      135,099              138,700            127,343        135,274
Total funding sources                                     $3,795,016           $3,570,333         $3,747,956     $3,512,099

Loans:
Commercial/real estate loans                              $1,100,310             $972,234         $1,081,084       $960,636
Mortgage loans                                               331,930              230,653            313,374        226,467
Direct consumer loans                                        492,484              501,761            495,636        506,346
Indirect consumer loans                                      198,917              172,605            194,805        167,542
Finance Company loans                                         49,164               39,949             48,329         39,015
Total average loans                                       $2,172,805           $1,917,200         $2,133,227     $1,900,006

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

         The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                        June 30,      March 31,     December 31,
                                         2003           2003           2002
                                      ----------      ---------    ------------
 Total securities to total deposits     45.18%         48.04%         45.03%

 Total loans (net of unearned
   income) to total deposits            65.62%         61.33%         63.76%

 Interest-earning assets
   to total assets                      92.14%         92.06%         91.59%

 Interest-bearing deposits
   to total deposits                    82.15%         82.31%         80.89%
Loans and Allowance for Loan Losses

         The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                    ------------------------------       ------------------------------
                                                         2003             2002               2003             2002
                                                    --------------    -------------      -------------    -------------

Balance of allowance for loan losses
 at beginning of period                              $     34,740     $      31,584      $     34,740     $     34,417
 Balance acquired through acquisition & other                   -                 -                 -             (400)
 Provision for loan losses                                  3,966             4,879             6,986           10,207
Loans charged-off:
   Commercial, Real Estate & Mortgage                       1,779             2,249             2,882            7,656
   Direct & Indirect Consumer                               1,402             1,693             3,618            3,915
   Finance Company                                            488               539               962            1,043
   Demand Deposit Accounts                                  1,119             1,093             2,097            2,159
                                                        ---------          --------          --------         --------
 Total charge-offs                                          4,788             5,574             9,559           14,773
                                                        ---------          --------          --------         --------
Recoveries of loans previously
 charged-off:
   Commercial, Real Estate & Mortgage                         169               137               496              249
   Direct & Indirect Consumer                                 402               526             1,003              965
   Finance Company                                             59                81               128              170
   Demand Deposit Accounts                                    692               632             1,446            1,430
                                                        ---------          --------          --------         --------
 Total recoveries                                           1,322             1,376             3,073            2,814
                                                        ---------          --------          --------         --------
 Net charge-offs                                            3,466             4,198             6,486           11,959
                                                        ---------          --------          --------         --------
 Balance of allowance for loan losses
  at end of period                                    $    35,240    $       32,265      $     35,240      $    32,265
                                                        =========          ========          ========         ========

The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:

                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                       ------------------------------       ------------------------------
                                                             2003             2002              2003              2002
                                                          --------         ----------       ----------         -----------
Ratios:
 Net charge-offs to average net loans                        0.64%            0.88%             0.61%             1.27%
 Net charge-offs to period-end net loans                     0.62%            0.86%             0.58%             1.23%
 Allowance for loan losses to average net loans              1.62%            1.68%             1.65%             1.70%
 Allowance for loan losses to period-end net loans           1.57%            1.65%             1.57%             1.65%
 Net charge-offs to loan loss allowance                      9.84%           13.01%            18.41%            37.06%
 Loan loss provision to net charge-offs                    114.43%          116.21%           107.71%            85.35%
Capital Resources

      The Company continues to maintain an adequate capital position. The ratios as of June 30, 2003, March 31, 2003 and December 31, 2002 are as follows:

                                                             June 30,             March 31,            December 31,
                                                              2003                   2003                  2002
                                                          ------------          ------------          ---------------
 Average equity to average assets (1)                         9.68%                 9.73%                 10.08%
 Total capital to risk-weighted assets (2)                   16.08%                16.45%                 17.25%
 Tier 1 capital to risk-weighted assets (3)                  14.82%                15.19%                 15.73%
 Leverage capital to average total assets (4)                 9.16%                 9.21%                  9.35%

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
RESULTS OF OPERATIONS

Net Earnings

      Net earnings decreased approximately $200,000 or 1.6% for the second quarter of 2003 compared to the second quarter of 2002. However, net earnings increased $2.0 million or 8.3% for the first half of 2003 compared to the first half of 2002. Following is selected information for quarterly and year-to-date comparison:

                                                     Three Months Ended June 30, Six Months Ended June 30,
                                                     --------------------------  -------------------------
                                                        2003          2002         2003          2002
                                                     -----------  -------------  ---------   -------------
 Results of Operations:
   Return on average assets                              1.20%        1.30%         1.28%        1.27%
   Return on average equity                             12.42%       13.04%        13.24%       12.65%

Net Interest Income:
   Yield on average interest-earning assets (TE)         5.95%        6.73%         6.00%        6.83%

   Cost of average interest-bearing funds                1.96%        2.62%         2.03%        2.75%
                                                       -------      -------       -------      -------
   Net interest spread (TE)                              3.99%        4.10%         3.97%        4.08%
                                                       =======      =======       =======      =======
   Net interest margin (TE)
      (net interest income on a tax-equivalent basis
      divided by average interest-earning assets)        4.37%        4.66%         4.36%        4.67%
                                                       =======      =======       =======      =======
Net Interest Income

      Net interest income (te) for the second quarter of 2003 decreased $120,000, or 0.3%, from the second quarter of 2002, but was $1.5 million, or 3.9% higher than the previous quarter. The Company's net interest margin (te) was 4.37% in the second quarter of 2003, 29 basis points narrower than the same quarter a year ago, but 3 basis points higher than the previous quarter.

         Compared to the same quarter a year ago, the primary driver of the slightly decreased level of net interest income (te) was the 29 basis point narrowing of the Company's net interest margin (te). The net interest margin narrowed as the overall yield on loans, securities and short-term investments fell more rapidly (78 basis points) than the Company's ability to reduce total funding costs (49 basis points). Largely mitigating the narrowing of the net interest margin was $256 million of average loan growth from second quarter 2002 to second quarter 2003, which was funded by $221 million of average deposit growth for the same period. In addition, the Company's loan to deposit ratio improved to 63.4%, 360 basis points higher than the 59.8% reported in the same quarter a year ago. Loans now comprise 57.3% of the Company's average earning asset base as compared to 53.7% a year ago. The aforementioned improvements in the earning asset mix were a significant factor in the Company's ability to overcome the decline in its earning asset yield.

         The higher level of net interest income (te) and net interest margin (te) expansion compared to the previous quarter was primarily due to an improved earning asset mix. Average loan growth of $80 million, funded by average deposit growth of $71 million, contributed to the $95 million increase in average earning assets. Also contributing to the improved earning assets mix was the shifting of approximately $94 million of funds previously invested in short-term investments to the Company's securities portfolio. The Company's loan to deposit ratio improved by 100 basis points compared to the previous quarter, while loans as a percent of earning assets grew by 70 basis points. In addition to the impact of a better earning asset mix, the net interest margin expanded by 3 basis points due to a smaller reduction in the yield on average earning assets (10 basis points) than the reduction in funding costs (13 basis points).

      The following tables detail the components of the Company's net interest spread and net interest margin.

                                               Three Months Ended June 30,       Three Months Ended June 30,
                                           -------------------------------   ---------------------------------
                                                         2003                               2002
                                           -------------------------------   ---------------------------------
(dollars in thousands)                      Interest     Volume     Rate     Interest      Volume        Rate
                                           ---------   -----------  -----    --------    ----------    -------
Average Earning Assets
Commercial & real estate loans (TE)          $16,253   $1,100,310   5.92%     $16,414      $972,234      6.77%
Mortgage loans                                 5,108      331,930   6.16%       4,165       230,653      7.22%
Consumer loans                                15,696      740,565   8.50%      16,397       714,314      9.21%
Loan fees & late charges                       2,922            -   0.00%       2,240             -      0.00%
                                           ---------   -----------  -----    --------    ----------    -------
 Total loans (TE)                             39,979    2,172,805   7.38%      39,216     1,917,200      8.20%

US treasury securities                           400       48,101   3.33%         420        50,448      3.34%
US agency securities                           4,665      450,334   4.14%       6,849       568,330      4.82%
CMOs                                           4,087      530,975   3.08%       7,116       577,356      4.93%
Mortgage backed securities                     3,367      321,640   4.19%       1,406        94,090      5.98%
Municipals (TE)                                3,508      196,803   7.13%       4,023       224,361      7.17%
Other securities                                 267       27,539   3.88%         425        39,426      4.31%
                                           ---------   -----------  -----    --------    ----------    -------
 Total securities (TE)                        16,294    1,575,392   4.14%      20,239     1,554,012      5.22%

Fed funds sold                                   119       39,964   1.20%         182        41,733      1.75%
Cds with banks                                     8        6,854   0.45%          77        10,944      2.80%
Other short-term investments                       -            -   0.00%         217        46,443      1.87%
                                           ---------   -----------  -----    --------    ----------    -------
 Total short-term investments                    127       46,818   1.09%         475        99,121      1.92%

 Average earning assets yield (TE)           $56,400   $3,795,016   5.95%     $59,931    $3,570,333      6.73%

Interest-Bearing Liabilities
Interest-bearing transaction deposits         $4,668   $1,686,294   1.11%      $6,397    $1,436,384      1.79%
Time deposits                                  9,339    1,142,855   3.28%      10,792     1,147,475      3.77%
                                           ---------   -----------  -----    --------    ----------    -------
 Total interest bearing deposits              14,007    2,829,150   1.99%      17,189     2,583,859      2.67%

Customer repos                                   340      177,369   0.77%         564       169,912      1.33%
Other borrowings                                 615       54,357   4.54%         620        54,562      4.56%
                                           ---------   -----------  -----    --------    ----------    -------
 Total borrowings                                955      231,726   1.65%       1,184       224,474      2.12%

 Total interest bearing liab cost            $14,963   $3,060,876   1.96%     $18,373    $2,808,334      2.62%

Noninterest-bearing deposits                              599,041                           623,300
Other net interest-free funding sources                   135,099                           138,700

Total Cost of Funds                          $14,963   $3,795,016   1.58%     $18,373    $3,570,333      2.06%

Net Interest Spread (TE)                     $41,438                3.99%     $41,558                    4.10%

Net Interest Margin (TE)                     $41,438   $3,795,016   4.37%     $41,558    $3,570,333      4.66%

                                               Six Months Ended June 30,         Six Months Ended June 30,
                                           -------------------------------     -----------------------------
                                                         2003                               2002
                                           -------------------------------     -----------------------------
(dollars in thousands)                      Interest     Volume     Rate       Interest     Volume       Rate
                                           ---------   -----------  ------    ----------  ----------   -------
Average Earning Assets
Commercial & real estate loans (TE)          $32,442   $1,081,084    6.05%     $32,728      $960,636    6.87%
Mortgage loans                                 9,830      313,374    6.27%       8,271       226,467    7.30%
Consumer loans                                31,387      738,770    8.57%      33,025       712,902    9.34%
Loan fees & late charges                       5,304            -    0.00%       4,524             -    0.00%
                                           ---------   -----------  ------    ----------  ----------   -------
 Total loans (TE)                             78,963     2,133,227   7.45%      78,547     1,900,006    8.33%

US treasury securities                           812       49,177    3.33%         773        46,425    3.36%
US agency securities                          10,371      486,335    4.26%      13,255       530,392    5.00%
CMOs                                           8,506      537,947    3.16%      13,564       548,185    4.95%
Mortgage backed securities                     4,841      216,350    4.48%       3,040       102,115    5.95%
Municipals (TE)                                7,248      201,861    7.18%       8,152       227,445    7.17%
Other securities                                 603       29,508    4.09%       1,023        39,394    5.20%
                                           ---------   -----------  ------    ----------  ----------   -------
 Total securities (TE)                        32,381    1,521,177    4.26%      39,808     1,493,956    5.33%

Fed funds sold                                   449       76,612    1.18%         481        58,127    1.67%
Cds with banks                                    21        6,034    0.71%         152        10,111    3.03%
Other short-term investments                      65       10,907    1.21%         439        49,900    1.77%
                                           ---------   -----------  ------    ----------  ----------   -------
 Total short-term investments                    535       93,552    1.15%       1,072       118,137    1.83%

 Average earning assets yield (TE)          $111,879   $3,747,956    6.00%    $119,427    $3,512,099    6.83%
Interest-Bearing Liabilities
Interest-bearing transaction deposits         $9,786   $1,668,968    1.18%     $12,680    $1,408,195    1.82%
Time deposits                                 18,839    1,132,752    3.35%      22,695     1,129,980    4.05%
                                           ---------   -----------  ------    ----------  ----------   -------
 Total interest bearing deposits              28,625    2,801,720    2.06%      35,375     2,538,175    2.81%

Customer repos                                   709      174,238    0.82%       1,101       168,234    1.32%
Other borrowings                               1,209       53,594    4.55%       1,218        54,206    4.53%
                                           ---------   -----------  ------    ----------  ----------   -------
 Total borrowings                              1,919      227,832    1.70%       2,319       222,440    2.10%

 Total interest bearing liab cost            $30,544   $3,029,553    2.03%     $37,694    $2,760,615    2.75%

Noninterest-bearing deposits                              591,061                            616,210
Other net interest-free funding sources                   127,343                            135,274

Total Cost of Funds                          $30,544   $3,747,956    1.64%     $37,694    $3,512,099    2.16%

Net Interest Spread (TE)                     $81,336                 3.97%     $81,733                  4.08%

Net Interest Margin (TE)                     $81,336   $3,747,956    4.36%     $81,733    $3,512,099    4.67%

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

                                                                              At and For the
                                                         --------------------------------------------------------
                                                         Three Months Ended June 30,   Six Months Ended June 30,
                                                         ---------------------------  ---------------------------
                                                              2003           2002          2003            2002
                                                         -----------    ------------  ------------    -----------
Annualized net charge-offs to average loans                   0.64%          0.88%         0.61%           1.27%

Annualized provision for loan losses to average
   loans (1)                                                  0.73%          1.02%         0.66%           1.08%

Average allowance for loan losses to average loans            1.61%          1.66%         1.63%           1.74%

Gross charge-offs (2)                                    $    4,788     $    5,574    $    9,559      $   14,773

Gross recoveries                                         $    1,322     $    1,376    $    3,073      $    2,814

Non-accrual loans                                        $   16,860     $   12,210    $   16,860      $   12,210

Accruing loans 90 days or more past due                  $    2,817     $    6,702    $    2,817      $    6,702

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
Non-Interest Income

      Non-interest income for the second quarter of 2003 was up $142,000, or 0.8%, compared to the same quarter a year ago, but was down $133,000, or 0.7%, compared to the previous quarter. The second quarter 2003 level includes a pre-tax net securities gain of $659,000, related to the sale of $50 million of U.S. Treasury and Agency securities with near-term maturity dates. The funds from the sale of these securities were reinvested in higher-yielding mortgage-backed securities with a 31 basis point yield advantage. The first quarter of 2003 also includes a pre-tax net securities gain of $455,000 related to the sale of floating-rate securities.

      Also included in the second quarter 2003 level of non-interest income was a mortgage servicing rights temporary impairment write-down of $850,000. The Company maintains a mortgage-servicing portfolio of approximately $400 million and must periodically perform a valuation of those servicing rights. The $850,000 non-cash pre-tax write-down was required due to an increase in the expected speed of mortgage loan pre-payments resulting from the current low-interest rate environment and represents an after-tax charge of $.03 per share. Further impairment of the mortgage servicing rights portfolio is possible in future quarters and is dependent on mortgage pre-payment speeds. Somewhat mitigating this issue for the Company is a recent decision to begin selling mortgage servicing rights versus retaining these rights in our servicing portfolio pending a change in the interest rate environment.

         Excluding the impact of the aforementioned securities gains and mortgage servicing rights temporary impairment write-down, non-interest income increased $513,000, or 3.0%, from the first quarter of 2003 and was $333,000, or 1.9%, higher than the same quarter a year ago.

         The components of non-interest income for the three months and six months ended June 30, 2003 and 2002 are presented in the following table.

                                            Three Months Ended June 30,    Six Months Ended June 30,
                                            ---------------------------    -------------------------
(dollars in thousands)                         2003           2002            2003          2002
                                            ---------     -------------    ----------    -----------
Service charges on deposit accounts         $ 10,202       $ 10,568        $ 20,357      $ 20,016
Trust fees                                     2,032          1,829           3,972         3,915
Credit card merchant discount fees             1,091            887           1,891         1,641
Insurance fees                                   836            589           1,352         1,103
Investment & annuity fees                        840          1,234           1,771         3,012
ATM fees                                         990            969           1,956         1,830
Secondary mortgage market operations            (203)           539             436         1,218
Other income                                   1,214            904           2,606         2,174
Securities transactions gains                    659              -           1,114             -
                                            ---------     -------------    ----------    -----------
 Total non-interest income                  $ 17,661        $ 17,519       $ 35,455      $ 34,909
                                            =========     =============    ==========    ===========
Non-Interest Expense

      Operating expenses for the second quarter of 2003 were $1.2 million, or 3.6%, higher compared to the same quarter a year ago and were $2.3 million, or 7.0%, higher than the previous quarter. The vast majority of these increases was reflected in other operating expenses and spread over a wide range of operating expense categories. In addition, the Company experienced an increase in personnel expenses primarily due to normal salary increases, as well as an increase in the number of full-time-equivalent employees (20 from the same quarter a year ago and 43 related to the previous quarter) partly due to the first quarter 2003 acquisition of two branch locations in Jefferson Parish, Louisiana.

      The Company's efficiency ratio (expressed as non-interest income as a percent of total revenue before securities transactions and amortization of purchased intangibles) increased to 60.09% in the second quarter of 2003. This was compared to 57.34% for the same quarter a year ago, and 57.33% for the previous quarter. This ratio is the indicator used to determine the amount of net interest income and non-interest income used by non-interest expenses. The increase in the efficiency ratio is due to higher non-interest expenses with revenue remaining relatively unchanged.

      The following table presents the components of non-interest expense for the three months and six months ended June 30, 2003 and 2002.

                                         Three Months Ended June 30,          Six Months Ended June 30,
                                        ----------------------------        ---------------------------
(dollars in thousands)                     2003             2002                 2003          2002
                                        -----------    -------------        ------------  -------------
Employee compensation                   $   16,657      $    15,823         $    32,950   $    30,974
Employee benefits                            4,048            4,172               7,926         8,087
                                        -----------    -------------        ------------  -------------
   Total personnel expense                  20,705           19,995              40,876        39,061
                                        -----------    -------------        ------------  -------------
Equipment and data processing expense        3,910            3,771               7,692         7,199
Net occupancy expense                        2,294            2,074               4,411         4,111
Postage and communications                   2,135            1,958               4,273         3,827
Ad valorem and franchise taxes                 688            1,210               1,425         2,435
Legal and professional services                959            1,077               1,789         2,126
Stationery and supplies                        446              446                 955           942
Amortization of intangible assets              178              187                 356           375
Advertising                                    888              858               1,653         2,060
Deposit insurance and regulatory fees          213              222                 431           440
Training expenses                              110              135                 251           238
Other real estate owned expense                328              167                 535           981
Other expense                                2,443            1,963               3,641         3,862
                                        -----------    -------------        ------------  -------------
  Total non-interest expense            $   35,297      $    34,063         $    68,288   $    67,657
                                        ===========    =============        ============  =============
Income Taxes

      The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first six months of 2003 was $6.8 million compared to $7.0 million for the comparable period in 2002.

Net Earnings Per Common Share

      Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                 -------------------------       -------------------------
                                                     2003         2002               2003          2002
                                                 ----------   ---------          -----------   ----------
Net earnings - used in computation of diluted
    earnings per common share                    $  12,382   $  12,581             $ 26,045     $ 24,003
Preferred dividend requirement                         663         663                1,327        1,327
                                                 ----------   ---------          -----------   ----------
Net earnings available to common stockholders -
    used in computation of basic earnings
    per common share                             $  11,719   $  11,918             $ 24,718     $ 22,676
                                                 ==========  ==========          ===========   ==========
Weighted average number of common shares
    outstanding - used in computation of
    basic earnings per common share                 15,420      15,869               15,431       15,880
Effect of dilutive securities
    Stock options                                      216         181                  211          154
    Convertible preferred stock                      1,106       1,106                1,106        1,106
                                                 ----------   ---------          -----------   ----------
Weighted average number of common shares
    outstanding plus effect of dilutive
    securities - used in computation of
    diluted earnings per common share               16,742      17,156               16,748      17,140
                                                 ==========  ==========          ===========   ==========

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

         The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2003 the Company had $250.2 million of regular savings and club accounts and $1.1 billion of money market and NOW accounts, representing 48.2% of total interest-bearing depositor accounts.

         Even though permissible under the Asset Liability Management Policy approved by the Board of Directors, the Company is not currently engaged in the use of derivatives to control interest rate risk. Management and the Board of Directors review the need for such activities on a regular basis as part of its monthly interest rate risk analysis.

         Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

ITEM 4. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2003, (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

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

             3.  A Form 8-K was filed June 3, 2003 for the purpose of announcing, by press release, that Moody's Investor Services had assigned investment grade ratings to the Company and it's two bank subsidiaries, Hancock Bank (MS) and Hancock
                 Bank of Louisiana.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HANCOCK HOLDING COMPANY
                                      -------------------------------
                                                  Registrant

   August 12, 2003             By:  /s/ George A. Schloegel
-------------------------         --------------------------------------
        Date                          George A. Schloegel
                                      Vice-Chairman of the Board and
                                      Chief Executive Officer

   August 12, 2003             By:  /s/ Carl J. Chaney
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

              a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date: August 12, 2003                                         /s/ George A. Schloegel
      ------------------                                     --------------------------------
                                                              George A. Schloegel
                                                              Vice-Chairman of the Board &
                                                              Chief Executive Officer

I Carl J. Chaney, certify that

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

              a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date:  August 12, 2003                                       /s/ Carl J. Chaney
      ------------------                                     ------------------------------
                                                              Carl J. Chaney
                                                              Executive Vice President &
                                                              Chief Financial Officer