Form 10-Q
period 2003-09-30
HANCOCK HOLDING CO
filed 2003-11-13
CIK 750577

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

For Quarter Ending       September 30, 2003
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

15,260,077 common shares were outstanding as of October 31, 2003 for financial statement purposes.

                                         HANCOCK HOLDING COMPANY
                                         -----------------------

                                                  INDEX
                                                  -----

PART I.  FINANCIAL INFORMATION                                                           PAGE NUMBER
-------------------------------                                                          -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
  September 30, 2003 and December 31, 2002                                                    3

  Condensed Consolidated Statements of Earnings --
  Nine Months Ended September 30, 2003 and 2002                                               4

  Condensed Statements of Common Stockholder's Equity
  Nine Months Ended September 30, 2003 and Year Ended December 31, 2002                       5

  Condensed Consolidated Statements of Cash Flows --
  Nine Months Ended September 30, 2003 and 2002                                               6

  Notes to Condensed Consolidated Financial Statements                                        7

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                              12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                          20

ITEM 4.  Controls and Procedures                                                             21

PART II.  OTHER INFORMATION
---------------------------
ITEM 6.  Exhibits and Reports on Form 8-K                                                    22

SIGNATURES                                                                                   23
----------

                                              PART I  FINANCIAL INFORMATION
                                              -----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                         ----------------------------------------
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           -------------------------------------
                                                  (amounts in thousands)

                                                                          (Unaudited)
                                                                          September 30,           December 31,
                                                                              2003                   2002
                                                                        -------------------  -------------------

ASSETS:
   Cash and due from banks (non-interest bearing)                       $       160,818      $      187,786
   Interest-bearing time deposits with other banks                                6,569               4,268
   Securities available for sale (amortized cost of
      $1,250,106 and $1,233,459)                                              1,252,024           1,258,831
   Securities held to maturity (fair value of $178,477
      and $238,196)                                                             168,899             227,979
   Federal funds sold                                                               -                42,989
   Loans, net of unearned income                                              2,349,070           2,104,982
      Less: Allowance for loan losses                                           (36,250)            (34,740)
                                                                        -------------------  -------------------
         Loans, net                                                           2,312,820           2,070,242
   Property and equipment, net of accumulated
      depreciation of $70,854 and $66,720                                        73,458              71,355
   Other real estate, net                                                         5,791               5,936
   Accrued interest receivable                                                   23,146              25,480
   Goodwill, net                                                                 49,100              49,100
   Other intangible assets, net                                                   8,838               7,266
   Other assets                                                                  81,057              21,915
                                                                        -------------------  -------------------
         TOTAL ASSETS                                                   $     4,142,520      $    3,973,147
                                                                        ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
      Non-interest bearing demand                                       $       616,515      $      630,790
      Interest-bearing savings, NOW, money market
         and time                                                             2,784,276           2,670,710
                                                                        -------------------  -------------------
           Total deposits                                                     3,400,791           3,301,500
    Federal funds purchased                                                      37,000                -
    Securities sold under agreements to repurchase                              184,871             161,058
    Other liabilities                                                            41,195              34,988
    Long-term notes                                                              50,531              51,020
                                                                        -------------------  -------------------
         TOTAL LIABILITIES                                                    3,714,388           3,548,566
CONVERTIBLE PREFERRED STOCK:
    Preferred Stock - $20 par value per share; 50,000,000
      shares authorized and 1,658,275 issued                                     37,069              37,069
COMMON STOCKHOLDERS' EQUITY:
    Common Stock-$3.33 par value per share; 75,000,000
      shares authorized and 16,608,120 issued                                    55,305              55,305
    Capital surplus                                                             145,415             145,949
    Retained earnings                                                           235,939             208,253
    Accumulated other comprehensive (loss) income                                (5,204)             10,049
    Unearned compensation                                                        (1,072)               (552)
    Treasury stock (1,043,106 and 881,607 shares, respectively)                 (39,320)            (31,492)
                                                                        -------------------  -------------------
         TOTAL COMMON STOCKHOLDERS' EQUITY                                      391,063             387,512                                                                                  ---------------------------------------------
                                                                        -------------------  -------------------
         TOTAL LIABILITIES, PREFERRED STOCK
         AND COMMON STOCKHOLDERS' EQUITY                                $     4,142,520      $    3,973,147
                                                                        ===================  ===================
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

                                           HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                           ----------------------------------------
                                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                        ---------------------------------------------
                                                          (UNAUDITED)
                                                          -----------
                                           (amounts in thousands except per share)

                                                                       Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                                       ----------------------------    -----------------------------
                                                                             2003           2002           2003             2002
                                                                       ------------    -------------   ------------     ------------
INTEREST INCOME:
 Loans                                                                  $   40,885      $  40,060       $ 118,628        $ 117,567
 U. S. Treasury securities                                                      77            416             889            1,189
 Obligations of U. S. govemrnent agencies                                    4,705          6,322          15,076           19,577
 Obligations of states and political subdivisions                            2,320          2,630           7,152            8,071
 Mortgage-backed securities                                                  3,708          1,374           8,549            4,414
 CMOs                                                                        3,134          6,796          11,641           20,360
 Federal funds sold                                                             64            164             513              645
 Other investments                                                             315            641           1,004            2,255
                                                                       ------------    -------------   ------------     ------------
    Total interest income                                                   55,208         58,403         163,452          174,078
                                                                       ------------    -------------   ------------     ------------

INTEREST EXPENSE.
 Deposits                                                                   13,010         16,399          41,635           51,774
 Federal funds purchased and securities sold
    under agreements to repurchase                                             408            582           1,131            1,693
 Long-term notes and other interest                                            471            616           1,666            1,824
                                                                       ------------    -------------   ------------     ------------
    Total interest expense                                                  13,889         17,597          44,432           55,291
                                                                       ------------    -------------   ------------     ------------
NET INTEREST INCOME                                                         41,319         40,806         119,020          118,787
Provision for loan losses                                                    3,988          3,597          10,974           13,804
                                                                       ------------    -------------   ------------     ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         37,331         37,209         108,046          104,983
                                                                       ------------    -------------   ------------     ------------
NON-INTEREST INCOME
 Service charges on deposit accounts                                        11,117         11,080          31,474           31,095
 Other service charges, commissions and fees                                 5,490          5,085          16,433           16,587
 Securities transactions gains                                                -                 5           1,114                5
 Other income                                                                2,484          1,504           5,525            4,896
                                                                       ------------    -------------   ------------     ------------
    Total non-interest income                                               19,091         17,674          54,546           52,583
                                                                       ------------    -------------   ------------     ------------
NON-INTEREST EXPENSE
 Salaries and employee benefits                                             21,290         19,510          62,167           58,571
 Net occupancy expense of premises                                           2,512          2,220           6,923            6,331
 Equipment rentals, depreciation and maintenance                             2,459          2,260           6,766            6,319
 Amortization of intangibles                                                   352            188             708              563
 Other expense                                                               9,739         10,985          28,076           31,036
                                                                       ------------    -------------   ------------     ------------
    Total non-interest expense                                              36,352         35,163         104,640          102,820
                                                                       ------------    -------------   ------------     ------------
EARNINGS BEFORE INCOME TAXES                                                20,070         19,720          57,952           54,746
Income taxes                                                                 6,409          6,430          18,245           17,453
                                                                       ------------    -------------   ------------     ------------
NET EARNINGS                                                                13,661         13,290          39,707           37,293
PREFERRED DIVIDEND REQUIREMENT                                                 663            663           1,990            1,990
                                                                       ------------    -------------   ------------     ------------
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS                           $   12,998      $  12,627       $  37,717        $  35,303
                                                                       ============    =============   ============     ============
BASIC EARNINGS PER COMMON SHARE                                         $     0.85      $    0.80       $    2.45        $    2.23
                                                                       ============    =============   ============     ============
DILUTED EARNINGS PER COMMON SHARE                                       $     0.82      $    0.78       $    2.38        $    2.18
                                                                       ============    =============   ============     ============
DIVIDENDS PAID PER COMMON SHARE                                         $     0.23      $    0.20       $    0.65        $    0.60
                                                                       ============    =============   ============     ============
WEIGHTED AVG. COMMON SHARES OUTSTANDING-BASIC                               15,312         15,709          15,391           15,825
                                                                       ============    =============   ============     ============
WEIGHTED AVG. COMMON SHARES OUTSTANDING-DILUTED                             16,649         17,047          16,717           17,116
                                                                       ============    =============   ============     ============
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
                                    ---------------------------------------------------
                                                      UNAUDITED
                                                      ---------
                                      (amounts in thousands, except per share data)

                                                                                  Accumulated
                                                                                    Other
                                               Common      Capital   Retained    Comprehensive   Unearned      Treasury
                                                Stock      Surplus   Earnings       Income     Compensation     Stock
                                            ----------  ----------  ----------   ------------- ------------   ---------
Balance, January 1, 2002                    $  55,305   $ 146,252    $172,584     $   4,742     $   (433)      $(10,902)
Net earnings                                                           51,043
Cash dividends - $.80 per common share                                (12,721)
Cash dividends - $1.60 per preferred share                             (2,653)
Minimum pension liability adjustment, net                                            (6,442)
Change in unrealized gain on
 securities available for sale, net                                                  11,749
Transactions relating to restricted
 stock grants, net                                                                                  (119)
Treasury stock transactions, net                             (303)                                              (20,590)
                                            ----------  ----------  ----------   ------------- ------------   ---------
Balance, December 31, 2002                     55,305     145,949    208,253         10,049         (552)       (31,492)
Net earnings                                                          39,707
Cash dividends - $.65 per common share                               (10,031)
Cash dividends - $1.20 per preferred share                            (1,990)
Change in unrealized gain (loss) on
 securities available for sale, net                                                 (15,253)
Transactions relating to restricted
 stock grants, net                                                                                  (520)
Treasury stock transactions, net                             (534)                                               (7,828)
                                            ----------  ----------  ---------    ------------- ------------   ---------
Balance, September 30, 2003                  $ 55,305   $ 145,415   $235,939      $  (5,204)    $  (1,072)     $(39,320)
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

                                      HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                      ----------------------------------------
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -----------------------------------------------
                                                       UNAUDITED
                                                       ----------
                                                  (amounts in thousands)

                                                                     Nine Months Ended September 30,
                                                                   ---------------------------------
                                                                       2003               2002
                                                                   ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                   $    39,707      $       37,293
         Adjustments to reconcile net earnings to net
              cash provided by operating activities:
                 Depreciation                                             5,345               4,784
                 Amortization of software                                 2,036               1,671
                 Provision for loan losses                               10,974              13,804
                 Provision for losses on other real estate owned            595               1,643
                 Gain on sales of securities available for sale          (1,114)                 (5)
                 Amortization of intangible assets                          708                 563
                 Decrease in interest receivable                          2,334               1,626
                 Increase in accrued expenses                            10,871               9,924
                 (Decrease) Increase in other liabilities                (2,899)              7,573
                 Decrease in interest payable                            (1,765)             (3,470)
                 Other, net                                              (9,231)             (4,896)
                                                                   ---------------   ----------------
         Net cash provided by operating activities                       57,561              70,510
                                                                   ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in interest-bearing time deposits           (2,301)              3,613
     Proceeds from maturities of securities held
        to maturity                                                      59,080              50,431
     Proceeds from sales and maturities of securities
         available for sale                                             948,473             521,283
     Purchase of securities available for sale                         (965,120)           (687,433)
     Net decrease (increase) in federal funds sold                       42,989             (40,500)
     Net increase in loans                                             (252,552)           (150,845)
     Purchase of property, equipment and software, net                   (7,783)             (7,863)
     Proceeds from sales of other real estate                             3,694               2,469
     Purchase of bank owned life insurance                              (50,000)                 -
     Net cash received in connection with purchase transaction           38,933                  -
                                                                   ---------------   ----------------
        Net cash used in investing activities                          (184,587)           (308,845)
                                                                   ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                            60,117             238,559
     Dividends paid                                                     (12,021)            (11,442)
     Net increase in federal funds purchased and
        securities sold under agreements to repurchase                   60,813              17,029
     Treasury stock transactions, net                                    (8,362)            (16,769)
     Reductions of long-term notes                                         (489)               (428)
                                                                   ---------------   ----------------
        Net cash provided by financing activities                       100,058             226,949
                                                                   ---------------   ----------------                                                                    --------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                 (26,968)            (11,386)

CASH AND DUE FROM BANKS, BEGINNING                                      187,786             164,808
                                                                   ---------------   ----------------
CASH AND DUE FROM BANKS, ENDING                                     $   160,818       $     153,422
                                                                   ===============   ================

See notes to unaudited condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(At and For the Nine Months Ended September 30, 2003 and 2002)

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

COMPREHENSIVE EARNINGS

         Following is a summary of the Company's comprehensive earnings for the three months and nine months ended September 30, 2003 and 2002.

                                                             (Amounts in thousands)
                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                           --------------------------------       ------------------------------
                                               2003             2002                   2003         2002
                                           -----------        ---------            ----------    -----------
 Net earnings                                 $13,661          $13,290               $39,707      $37,293
    Other comprehensive (loss) income
      (net of income tax):

    Unrealized holding (losses) gains on
      securities available for sale           (10,362)           3,951               (14,529)      13,925

    Reclassification adjustments for gains
      included in earnings, net                    -                (3)                 (724)          (3)
                                           -----------        ---------            ----------    -----------
 Total Comprehensive Earnings                 $ 3,299          $17,238               $24,454      $51,215
                                           ===========        =========            ==========    ===========
ACQUISITIONS

        On February 22, 2003, the Company completed the acquisition of two Dryades Savings Bank branches located in Metairie, LA and Kenner, LA (both suburbs of New Orleans, LA). Both locations are within minutes of the causeway connecting metropolitan Jefferson Parish to St. Tammany Parish's thriving Northshore communities. The two acquired facilities have a combined total deposit base of approximately $40 million. The company acquired $4.1 million in assets, which includes the core deposit intangible totaling $2.4 million.

STOCK BASED COMPENSATION

        The Company applies the Accounting Practices Board (APB) Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. The Company has adopted the disclosure-only option under Statement of Financial Accounting Standards (SFAS) No. 123. Had compensation costs for the Company's stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company's net earnings and earnings per share would have been as indicated below:

                                                                            (Amounts in thousands)
                                                          Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                         ------------------------------   ----------------------------------
                                                             2003            2002              2003              2002
                                                         ----------       -------------   -------------      ---------------
  Net earnings available to common
      stockholders:
      As reported                                        $  12,998          $ 12,627         $ 37,717          $ 35,303
      Deduct total stock based compensation
       determined under the fair value method                 (300)             (225)            (900)             (675)
                                                         ----------       -------------   -------------      ---------------

      Pro forma                                          $  12,698          $ 12,402         $ 36,817          $ 34,628
                                                         ==========       =============   =============      ===============
  Basic earnings per share:
      As reported                                        $    0.85          $   0.80         $   2.45          $   2.23
      Pro forma                                          $    0.83          $   0.79         $   2.39          $   2.19
  Diluted earnings per share:
      As reported                                        $    0.82          $   0.78         $   2.38          $   2.18
      Pro forma                                          $    0.80          $   0.77         $   2.32          $   2.14
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

(amounts in thousands, except per share data)

                                                                          Three Months Ended              Nine Months Ended
                                                                      -------------------------      ---------------------------
                                                                       9/30/2003    9/30/2002        9/30/2003     9/30/2002
                                                                      ------------  -----------      -----------   --------------
Per Common Share Data
---------------------
Earnings per share:
  Basic                                                                     $0.85      $0.80           $2.45        $2.23
  Diluted                                                                   $0.82      $0.78           $2.38        $2.18
Earnings per share before amortization of
 purchased intangibles:
  Basic                                                                     $0.87      $0.82           $2.50        $2.27
  Diluted                                                                   $0.84      $0.79           $2.42        $2.21
Cash dividends per share                                                    $0.23      $0.20           $0.65        $0.60
Book value per share (period end)                                          $25.63     $25.15          $25.63       $25.15
Weighted average number of shares:
  Basic                                                                    15,312     15,709          15,391        15,825
  Diluted                                                                  16,649     17,047          16,717        17,116
Period end number of shares                                                15,261     15,517          15,261        15,517
Market data:
  High closing price                                                       $51.69     $49.73          $51.69        $49.73
  Low closing price                                                        $46.01     $39.33          $42.00        $27.56
  Period end closing price                                                 $49.35     $46.97          $49.35        $46.97
  Trading volume                                                            1,511      3,690           4,219         7,054

(amounts in thousands, except per share data)

                                                                                Three Months Ended            Nine Months Ended
                                                                            --------------------------     -----------------------
                                                                              9/30/2003     9/30/2002       9/30/2003    9/30/2002
                                                                            --------------------------     -----------------------
Performance Ratios
------------------
Return on average assets                                                           1.31%         1.36%          1.29%        1.30%
Return on average common equity                                                   13.79%        13.30%         13.42%       12.87%
Earning asset yield (Tax Equivalent ("TE"))                                        5.99%         6.77%          6.00%        6.81%
Total cost of funds                                                                1.46%         1.97%          1.58%        2.10%
Net interest margin (TE)                                                           4.54%         4.80%          4.42%        4.71%
Non-interest expense as a percent of total revenue (TE)
   before amortization of purchased intangibles
   and securities transactions
                                                                                  57.90%        57.97%         58.44%       57.78%
Average common equity as a percent of average total assets                         9.49%        10.24%          9.63%       10.09%
Leverage ratio (period end)                                                        9.10%         9.30%          9.10%        9.30%
FTE Headcount                                                                      1,751         1,773          1,751        1,773

Asset Quality Information
--------------------------
Non-accrual loans                                                                $13,988       $12,373         $13,988      $12,373
Foreclosed assets                                                                 $6,187        $7,178          $6,187       $7,178
Total non-performing assets                                                      $20,175       $19,551         $20,175      $19,551
Non-performing assets as a percent of loans and foreclosed assets                  0.86%         0.96%           0.86%        0.96%
Accruing loans 90 days past due                                                   $4,439        $5,234          $4,439       $5,234
Accruing loans 90 days past due as a percent of loans                              0.19%         0.26%           0.19%        0.26%
Non-performing assets + accruing loans 90 days past due
   to loans and foreclosed assets                                                  1.05%         1.22%           1.05%        1.22%
Net charge-offs                                                                   $2,978        $2,547          $9,464      $14,506
Net charge-offs as a percent of average loans                                      0.52%         0.51%           0.58%        1.01%
Allowance for loan losses                                                        $36,250       $33,315         $36,250      $33,315
Allowance for loan losses as a percent of period end loans                         1.54%         1.65%           1.54%        1.65%
Allowance for loan losses to NPAs + accruing loans 90 days past due              147.27%       134.42%         147.27%      134.42%
Provision for loan losses                                                         $3,988        $3,597         $10,974      $13,804
Provision for loan losses to net charge-offs                                     133.92%       141.23%         115.96%       95.16%

Average Balance Sheet
---------------------
Total loans                                                                   $2,288,917    $1,985,726      $2,185,694   $1,928,893
Securities                                                                     1,461,532     1,511,750       1,501,077    1,499,953
Short-term investments                                                            32,870        46,478          73,103       93,988
Earning assets                                                                 3,783,319     3,543,954       3,759,873    3,522,834
Allowance for loan losses                                                       (35,534)      (32,607)        (35,065)      (32,897)
Other assets                                                                     393,706       360,824         382,016      349,073
Total assets                                                                  $4,141,490    $3,872,171      $4,106,824   $3,839,011

Non-interest bearing deposits                                                   $616,689      $616,347        $599,697     $616,256
Interest bearing transaction deposits                                          1,689,865     1,427,413       1,676,010    1,414,671
Time deposits                                                                  1,120,946     1,134,825       1,128,773    1,131,613
Total interest bearing deposits                                                2,810,811     2,562,238       2,804,784    2,546,284
Total deposits                                                                 3,427,499     3,178,585       3,404,481    3,162,540
Other borrowed funds                                                             243,219       228,757         233,018      224,569
Other liabilities                                                                 40,646        31,151          36,754       27,506
Preferred stock                                                                   37,069        37,069          37,069       37,069
Common shareholders' equity                                                      393,057       396,609         395,503      387,326
Total liabilities, preferred stock & common equity                            $4,141,490    $3,872,171      $4,106,824   $3,839,011

 (amounts in thousands, except per share data)

                                                                     Three Months Ended                Nine Months Ended
                                                                  --------------------------      ---------------------------
                                                                    9/30/2003     9/30/2002        9/30/2003     9/30/2002
                                                                  --------------------------      ---------------------------
Period end Balance Sheet
------------------------
Commercial/real estate loans                                        $1,196,393    $1,014,565       $1,196,393     $1,014,565
Mortgage loans                                                         376,603       271,891          376,603        271,891
Direct consumer loans                                                  483,936       503,123          483,936        503,123
Indirect consumer loans                                                238,503       185,882          238,503        185,882
Finance Company loans                                                   53,635        44,711           53,635         44,711
Total loans                                                          2,349,070     2,020,171        2,349,070      2,020,171
Securities                                                           1,420,923     1,509,931        1,420,923      1,509,931
Short-term investments                                                   6,569       137,323            6,569        137,323
Earning assets                                                       3,776,562     3,667,426        3,776,562      3,667,426
Allowance for loan losses                                             (36,250)      (33,315)         (36,250)       (33,315)
Other assets                                                           402,208       337,643          402,208        337,643
Total assets                                                        $4,142,520    $3,971,754       $4,142,520     $3,971,754

Non-interest bearing deposits                                         $616,515      $657,211         $616,515       $657,211
Interest bearing transaction deposits                                1,690,499     1,462,363        1,690,499      1,462,363
Time deposits                                                        1,093,777     1,158,720        1,093,777      1,158,720
Total interest bearing deposits                                      2,784,276     2,621,082        2,784,276      2,621,082
Total deposits                                                       3,400,791     3,278,293        3,400,791      3,278,293
Other borrowed funds                                                   273,160       232,067          273,160        232,067
Other liabilities                                                       40,436        34,055           40,436         34,055
Preferred stock                                                         37,069        37,069           37,069         37,069
Common shareholders' equity                                            391,063       390,269          391,063        390,269
Total liabilities, preferred stock & common equity                  $4,142,520    $3,971,754       $4,142,520     $3,971,754

Net Charge-Off Information
--------------------------
Net charge-offs:
Commercial/real estate loans                                              $880          $256           $3,226         $7,663
Mortgage loans                                                            -                1               39          -
Direct consumer loans                                                    1,094         1,420            3,439          3,987
Indirect consumer loans                                                    637           405            1,559          1,518
Finance company loans                                                      367           465            1,201          1,338
Total net charge-offs                                                   $2,978        $2,547           $9,464        $14,506

Net charge-offs to average loans:
Commercial/real estate loans                                             0.30%         0.10%            0.39%         1.05%
Mortgage loans                                                           0.00%         0.00%            0.02%         0.00%
Direct consumer loans                                                    0.90%         1.12%            0.93%         1.06%
Indirect consumer loans                                                  1.12%         0.87%            1.02%         1.17%
Finance Company loans                                                    2.77%         4.19%            3.23%         4.40%
Total net charge-offs to average loans                                   0.52%         0.51%            0.58%         1.01%

(amounts in thousands, except per share amounts)

                                                                        Three Months Ended              Nine Months Ended
                                                                   ----------------------------     ---------------------------
                                                                      9/30/2003     9/30/2002        9/30/2003     9/30/2002
                                                                   ----------------------------     ---------------------------
Averaqe Balance Sheet Composition
---------------------------------
Percentage of earning assets/funding sources:
Loans                                                                     60.50%         56.03%           58.13%        54.75%
Securities                                                                38.63%         42.66%           39.92%        42.58%
Short-term investments                                                     0.87%          1.31%            1.94%         2.67%
Earning assets                                                           100.00%        100.00%          100.00%       100.00%

Non-interest bearing deposits                                             16.30%         17.39%           15.95%        17.49%
Interest bearing transaction deposits                                     44.67%         40.28%           44.58%        40.16%
Time deposits                                                             29.63%         32.02%           30.02%        32.12%
Total deposits                                                            90.60%         89.69%           90.55%        89.77%
Other borrowed funds                                                       6.43%          6.45%            6.20%         6.37%
Other net interest-free funding sources                                    2.98%          3.85%            3.25%         3.85%
Total funding sources                                                    100.00%        100.00%          100.00%       100.00%

Loan mix:
Commercial/real estate loans                                              50.65%         50.56%           50.67%        50.56%
Mortgage loans                                                            16.04%         12.71%           15.17%        12.19%
Direct consumer loans                                                     21.18%         25.26%           22.51%        26.17%
Indirect consumer loans                                                    9.84%          9.25%            9.38%         8.97%
Finance Company loans                                                      2.29%          2.21%            2.28%         2.11%
Total loans                                                              100.00%        100.00%          100.00%       100.00%

Average dollars (in thousands)
Loans                                                                  2,288,917     $1,985,726       $2,185,694    $1,928,893
Securities                                                             1,461,532      1,511,750        1,501,077     1,499,953
Short-term investments                                                    32,870         46,478           73,103        93,988
Earning assets                                                         3,783,319     $3,543,954       $3,759,873    $3,522,834

Non-interest bearing deposits                                           $616,689       $616,347         $599,697      $616,256
Interest bearing transaction deposits                                  1,689,865      1,427,413        1,676,010     1,414,671
Time deposits                                                          1,120,946      1,134,825        1,128,773     1,131,613
Total deposits                                                         3,427,499      3,178,585        3,404,481     3,162,540
Other borrowed funds                                                     243,219        228,757          233,018       224,569
Other net interest-free funding sources                                  112,601        136,612          122,375       135,725
Total funding sources                                                 $3,783,319     $3,543,954       $3,759,873    $3,522,834

Loans:
Commercial/real estate loans                                          $1,159,338     $1,004,067       $1,107,455      $975,272
Mortgage loans                                                           367,134        252,351          331,491       235,190
Direct consumer loans                                                    484,736        501,672          491,962       504,771
Indirect consumer loans                                                  225,199        183,652          205,048       172,971
Finance Company loans                                                     52,509         43,983           49,737        40,689
Total average loans                                                   $2,288,917     $1,985,726       $2,185,694    $1,928,893

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

         The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                     September 30,    June 30,      March 31,     December 31,
                                         2003          2003           2003           2002
                                     -------------   ----------      ---------    ------------
 Total securities to total deposits     41.78%        45.18%         48.04%         45.03%

 Total loans (net of unearned
   income) to total deposits            69.07%        65.62%         61.33%         63.76%

 Interest-earning assets
   to total assets                      91.17%        92.14%         92.06%         91.59%

 Interest-bearing deposits
   to total deposits                    81.87%        82.15%         82.31%         80.89%
Loans and Allowance for Loan Losses

         The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                           Three Months Ended Sept. 30,       Nine Months Ended Sept 30
                                                          ------------------------------   ------------------------------
                                                               2003            2002             2003            2002
                                                          -------------- ---------------   -------------   --------------
Balance of allowance for loan losses
 at beginning of period                                    $   35,240    $    32,265       $   34,740      $   34,417
 Balance acquired through acquisition & other                       -              -                -            (400)
 Provision for loan losses                                      3,988          3,597           10,974          13,804
Loans charged-off:
    Commercial, Real Estate & Mortgage                          1,156            508            4,037           8,164
    Direct & Indirect Consumer                                  1,743          1,619            5,362           5,535
    Finance Company                                               427            531            1,389           1,573
    Demand Deposit Accounts                                     1,212          1,455            3,309           3,614
                                                          -------------- ---------------   -------------   --------------
 Total charge-offs                                              4,538          4,113           14,097          18,886
                                                          -------------- ---------------   -------------   --------------
Recoveries of loans previously
 charged-off:
    Commercial, Real Estate & Mortgage                            276            251              772             501
    Direct & Indirect Consumer                                    450            394            1,454           1,361
    Finance Company                                                60             66              188             235
    Demand Deposit Accounts                                       774            855            2,219           2,283
                                                          -------------- ---------------   -------------   --------------
 Total recoveries                                               1,560          1,566            4,633           4,380
                                                          -------------- ---------------   -------------   --------------
 Net charge-offs                                                2,978          2,547            9,464          14,506
                                                          -------------- ---------------   -------------   --------------
 Balance of allowance for loan losses
   at end of period                                        $   36,250    $    33,315       $   36,250      $   33,315
                                                          ============== ===============   =============   ==============

The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:

                                                             Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                                           ---------------------------------     ---------------------------------
                                                                 2003             2002                2003              2002
                                                           ---------------     -------------     --------------     --------------
Ratios

 Net charge-offs to average net loans                              0.52%              0.51%             0.58%              1.01
 Net charge-offs to period-end net loans                           0.50%              0.50%             0.54%              0.96%
 Allowance for loan losses to average net loans                    1.58%              1.68%             1.66%              1.73%
 Allowance for loan losses to period-end net loans                 1.54%              1.65%             1.54%              1.65%
 Net charge-offs to loan loss allowance                            8.22%              7.65%            26.11%             43.54%
 Loan loss provision to net charge-offs                          133.92%            141.23%           115.96%             95.16%
Capital Resources

      The Company continues to maintain an adequate capital position. The ratios as of September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002 are as follows:

                                                        September 30,          June 30,             March 31,         December 31,
                                                           2003                 2003                   2003               2002
                                                        ------------         -----------          ------------       ---------------
 Average equity to average assets (1)                        9.49%              9.68%                 9.73%              10.08%
 Total capital to risk-weighted assets (2)                  15.24%             16.08%                16.45%              16.38%
 Tier 1 capital to risk-weighted assets (3)                 13.99%             14.82%                15.19%              15.15%
 Leverage capital to average total assets (4)                9.10%              9.16%                 9.21%               9.35%

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
RESULTS OF OPERATIONS

Net Earnings

         Net earnings increased approximately $400,000 or 3% for the third quarter of 2003 compared to the third quarter of 2002. Net earnings increased $2.4 million or 6% for the first nine months of 2003 compared to the first nine months of 2002. Following is selected information for quarterly and year-to-date comparison:

                                                        Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                        ----------------------------    ------------------------------
                                                           2003             2002               2003           2002
                                                        -----------      -----------        -----------   -----------

    Return on average assets                                 1.31%            1.36%             1.29%        1.30%

    Return on average equity                                13.79%           13.30%            13.42%       12.87%

Net Interest Income:

    Yield on average interest-earning assets (TE)            5.99%            6.77%             6.00%        6.81%

    Cost of average interest-bearing funds                   1.80%            2.50%             1.96%        2.67%
                                                        -----------      -----------        -----------   -----------
    Net interest spread (TE)                                 4.19%            4.26%             4.04%        4.14%
                                                        ===========      ===========        ===========   ===========

    Net interest margin (TE)
        (net interest income on a tax-equivalent basis
        divided by average interest-earning assets)          4.54%            4.80%             4.42%        4.71%
                                                        ===========      ===========        ===========   ===========
Net Interest Income

        Net interest income (te) for the third quarter of 2003 increased $424,000, or 1%, from the third quarter of 2002, and was $1.6 million, or 4% higher than the second quarter of 2003. The Company's net interest margin (te) was 4.54% in the third quarter of 2003, 26 basis points narrower than the same quarter a year ago, but 17 basis points wider than the previous quarter. Compared to the same quarter a year ago, the primary driver of the $424,000 increase in net interest income (te) was a $239 million, or 7% increase in average earning assets mainly from average loan growth of $303 million, or 15%. Average deposit growth of $249 million, or 8%, funded most of the increase in earning assets. The expansion of the Company's earning asset base as well as improvement in earning asset mix were the main factors behind the increase in net interest income (te) compared to the same quarter a year ago. The Company improved its loan to deposit ratio from 62% in the third quarter of 2002 to 67% in the current quarter. In addition, loans now comprise 60% of the Company's earning asset base, as compared to 56% for the same quarter a year ago. The net interest margin (te) was narrowed 26 basis points as the overall yield on loans, securities and short-term investments fell more rapidly (78 basis points) than total funding costs (51 basis points). Improvements in the earning asset mix continue to be significant factors in the Company's ability to overcome the decline in our earning asset yield.

         The higher level of net interest income (te) (up $1.6 million, or 4%) and net interest margin (te) expansion (17 basis points) compared to the previous quarter was primarily due to a combination of increased loan growth contributing to a better earning asset mix, an improved yield on the Company's securities portfolio, and lower funding costs. Average loans grew $116 million, or 5%, from the previous quarter and were funded largely through maturing cash flows from the securities portfolio. Although average deposits were down $1 million, or .02%, from the prior quarter, the mix of deposits was favorably changed as transaction deposits grew by $21 million, while time deposits were down $22 million. The loan to deposit ratio for the third quarter of 2003 improved to 67% from 63% in the previous quarter. The yield on the Company's $1.4 billion securities portfolio improved 8 basis points to 4.22%. The portfolio's effective duration was a relatively short 2.39 at September 30, 2003, an increase from the 1.90 reported at June 30, 2003. Finally, the Company was able to reduce its overall funding costs by 12 basis points from the prior quarter, largely through a 15 basis point reduction in the cost of interest-bearing deposits.

         The following tables detail the components of the Company's net interest spread and net interest margin.

                                                     Three Months Ended Sept. 30,                 Three Months Ended Sept. 30,
                                                ----------------------------------------   -----------------------------------------
                                                                   2003                                        2002
                                                ----------------------------------------   -----------------------------------------
(dollars in thousands)                           Interest        Volume          Rate       Interest        Volume           Rate
                                                ---------      ------------     -------    ---------      -------------     -------
Average Earning Assets
Commercial & real estate loans (TE)               $16,695        $1,159,338       5.71%      $17,224         $1,004,067       6.81%
Mortgage loans                                      5,596           367,134       6.10%        4,460            252,351       7.07%
Consumer loans                                     15,858           762,444       8.25%       16,671            729,307       9.07%
Loan fees & late charges                            3,341                 -       0.00%        2,248                  -       0.00%
                                                ---------      ------------     -------    ---------      -------------     -------
 Total loans (TE)                                  41,490         2,288,917       7.20%       40,603          1,985,726       8.12%

US treasury securities                                77             10,194       2.98%          416             50,452       3.27%
US agency securities                               4,705            468,048       4.02%        6,322            538,059       4.70%
CMOs                                               3,134            364,045       3.44%        6,796            575,653       4.72%
Mortgage backed securities                         3,708            393,160       3.77%        1,374             92,096       5.97%
Municipals (TE)                                    3,483            198,557       7.02%        3,943            219,373       7.19%
Other securities                                     303             27,528       4.40%          622             36,118       6.83%
                                                ---------      ------------     -------    ---------      -------------     -------
 Total securities (TE)                            15,410          1,461,532       4.22%       19,473          1,511,750       5.15%

Fed funds sold                                        64             26,105       0.98%          164             39,638       1.65%
Cds with banks                                        12              6,766       0.68%           10              5,101       0.80%
Other short-term investments                           -                  -       0.00%            9              1,739       2.16%
                                                ---------      ------------     -------    ---------      -------------     -------
 Total short-term investments                         76             32,870       0.91%          184             46,478       1.57%

 Average earning assets yield (TE)               $56,975         $3,783,319       5.99%      $60,260         $3,543,954       6.77%

Interest-Bearing Liabilities
Interest-bearing transaction deposits             $4,060         $1,689,865       0.95%       $6,114         $1,427,413       1.70%
Time deposits                                      8,950          1,120,946       3.17%       10,285          1,134,825       3.60%
                                                ---------      ------------     -------    ---------      -------------     -------
   Total interest bearing deposits                13,010          2,810,811       1.84%       16,399          2,562,238       2.54%

Customer repos                                       394            187,033       0.84%          574            172,973       1.32%
Other borrowings                                     485             56,186       3.42%          624             55,784       4.44%
                                                ---------      ------------     -------    ---------      -------------     -------
 Total borrowings                                    879            243,219       1.43%        1,198            228,757       2.08%

 Total interest bearing liab cost                $13,889         $3,054,030       1.80%      $17,597         $2,790,995       2.50%

Noninterest-bearing deposits                                        616,689                                     616,347
Other net interest-free funding sources                             112,601                                     136,612

Total Cost of Funds                              $13,889         $3,783,319       1.46%      $17,597         $3,543,954       1.97%

Net Interest Spread (TE)                         $43,087                          4.19%      $42,663                          4.26%

Net Interest Margin (TE)                         $43,087         $3,783,319       4.54%      $42,663         $3,543,954       4.80%
                                                ---------      ------------     -------    ---------      -------------     -------

                                                        Nine Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                                  -------------------------------------  -------------------------------------
                                                                  2003                                    2002
                                                  -------------------------------------  -------------------------------------
(dollars in thousands)
                                                     Interest        Volume       Rate    Interest       Volume      Rate
                                                   ----------    --------------  -------  ---------    -----------   --------
Average Earning Assets

Commercial & real estate loans (TE)                   $49,137     $1,107,455      5.93%    $49,952       $975,272     6.85%
Mortgage loans                                         15,427        331,491      6.20%     12,730        235,190     7.22%
Consumer loans                                         47,245        746,748      8.46%     49,696        718,431     9.25%
Loan fees & late charges                                8,645              -      0.00%      6,772              -     0.00%
                                                   ----------    --------------  -------  ---------    -----------   --------
 Total loans (TE)                                     120,453      2,185,694      7.36%    119,150      1,928,893     8.26%

US treasury securities                                    889         36,040      3.30%      1,189         47,782     3.33%
US agency securities                                   15,076        480,172      4.19%     19,577        532,976     4.90%
CMOs                                                   11,641        479,343      3.24%     20,360        557,441     4.87%
Mortgage backed securities                              8,549        275,934      4.13%      4,414         98,738     5.96%
Municipals (TE)                                        10,731        200,747      7.13%     12,095        224,725     7.18%
Other securities                                          906         28,841      4.19%      1,645         38,290     5.73%
                                                   ----------    --------------  -------  ---------    -----------   --------
 Total securities (TE)                                 47,791      1,501,077      4.25%     59,281      1,499,953     5.27%

Fed funds sold                                            513         59,591      1.15%        645         51,896     1.66%
Cds with banks                                             33          6,280      0.69%        162          8,422     2.58%
Other short-term investments                               65          7,231      1.21%        449         33,670     1.78%
                                                   ----------    --------------  -------  ---------    -----------   --------
 Total short-term investments                             611         73,103      1.12%      1,256         93,988     1.79%

Average earning assets yield (TE)                    $168,855     $3,759,873      6.00%   $179,686     $3,522,834     6.81%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                 $13,847     $1,676,010      1.10%    $18,794     $1,414,671     1.78%
Time deposits                                          27,788      1,128,773      3.29%     32,980      1,131,613     3.89%
                                                   ----------    --------------  -------  ---------    -----------   --------
 Total interest bearing deposits                       41,635      2,804,784      1.98%     51,774      2,546,284     2.72%

Customer repos                                          1,103        178,550      0.83%      1,675        169,831     1.32%
Other borrowings                                        1,694         54,468      4.16%      1,842         54,738     4.50%
                                                   ----------    --------------  -------  ---------    -----------   --------
 Total borrowings                                       2,798        233,018      1.61%      3,517        224,569     2.09%

 Total interest bearing liab cost                     $44,432     $3,037,801      1.96%    $55,291     $2,770,853     2.67%

Noninterest-bearing deposits                                         599,697                              616,256
Other net interest-free funding sources                              122,375                              135,725

Total Cost of Funds                                   $44,432     $3,759,873      1.58%    $55,291     $3,522,834     2.10%

Net Interest Spread (TE)                             $124,422                     4.04%   $124,396                    4.14%

Net Interest Margin (TE)                             $124,422     $3,759,873      4.42%   $124,396     $3,522,834     4.71%
                                                   ----------    --------------  -------  ---------    -----------   --------

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

        The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances. (Amounts shown are in thousands.)

                                                                                 At and For the
                                                      --------------------------------------------------------------------
                                                      Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                      ------------------------------     ---------------------------------
                                                          2003               2002             2003              2002
                                                      --------------    ------------     -------------    --------------
Annualized net charge-offs to average loans                  0.52%             0.51%            0.58%              1.01%

Annualized provision for loan losses to average
    loans (1)                                                0.69%             0.72%            0.67%              0.96%

Average allowance for loan losses to average loans           1.55%             1.64%            1.60%              1.71%

Gross charge-offs (2)                                 $      4,538       $     4,113      $    14,097       $     18,886

Gross recoveries                                      $      1,560       $     1,566      $     4,633       $      4,380

Non-accrual loans                                     $     13,988       $    12,373      $    13,988       $     12,373

Accruing loans 90 days or more past due               $      4,439       $     5,234      $     4,439       $      5,234

(1)   The 2003 provision decreased as a result of management's periodic review of the allowance for loan losses. This review considered the effect of changes in the mix and the size of the loan portfolio. Provision for loan losses was significantly higher in 2002 as the reserve was replenished for large credits written off that were due to the Lamar Bank acquisition in 2001.
      As overall credit quality has improved, the need for higher reserves has decreased.

(2)   Gross charge-offs were higher in 2002 primarily due to the removal of credits acquired in the
      Lamar Capital Corporation acquisition that were determined to be uncollectible.
Non-Interest Income

         Non-interest income for the third quarter of 2003 was up $1.4 million, or 8%, compared to the same quarter a year ago and was also up $1.4 million, or 8%, compared to the previous quarter. The primary factors impacting the higher levels of non-interest income as compared to the prior quarter were higher service charges on deposit accounts (up $915,000), secondary mortgage market operations (up $913,000) and, other income (up $558,000). Driving the higher levels of non-interest income from the same quarter a year ago were increases in insurance fees (up $191,000), investment & annuity fees (up $115,000) and secondary mortgage market operations (up $294,000). In addition, other income increased $686,000 primarily due to recording income on bank owned life insurance, which was purchased during the third quarter of 2003. The investment in these life insurance policies totaled approximately $51 million at September 30, 2003 and is included in "other assets" on the consolidated balance sheet.

        The second quarter 2003 level of non-interest income include a pretax net securities gain of $659,000, related to the sale of $50 million of U.S. Treasury and Agency securities with near-term maturity dates. The Company did not record any net securities gains during the third quarter 2003. Also included in the second quarter 2003 was a mortgage servicing rights temporary impairment write-down of $850,000. No additional write-down related to the Company's mortgage servicing operations was recorded in the current quarter.

        The components of non-interest income for the three months and nine months ended September 30, 2003 and 2002 are presented in the following table.

                                                         Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                                     ----------------------------------    --------------------------------------
(dollars in thousands)                                    2003                2002               2003                  2002
                                                     ---------------      -------------    ---------------     ------------------
Service charges on deposit accounts                  $       11,117      $      11,080      $       31,474      $       31,095
Trust fees                                                    1,776              1,785               5,748               5,700
Credit card merchant discount fees                              882                792               2,773               2,434
Insurance fees                                                  841                650               2,193               1,753
Investment & annuity fees                                       970                855               2,741               3,867
ATM fees                                                      1,021              1,003               2,978               2,833
Secondary mortgage market operations                            710                416               1,146               1,634
Other income                                                  1,774              1,088               4,379               3,262
Securities transactions gains                                     -                  5               1,114                   5
                                                     ---------------      -------------    ---------------     ------------------
  Total non-interest income                          $       19,091             17,674      $       54,546      $       52,583
                                                     ===============      =============    ===============     ==================
Non-Interest Expense

         Operating expenses for the third quarter of 2003 were $1.2 million, or 3%, higher compared to the same quarter a year ago and were $1.1 million, or 3%, higher than the previous quarter. Increases over the prior quarter were reflected in personnel (up $585,000) and occupancy & equipment (up $456,000). The increases from the same quarter a year ago were also concentrated in personnel expense (up $1.8 million), occupancy & equipment (up $491,000), but were partly offset by a decrease in other operating expense.

         The Company's efficiency ratio (expressed as non-interest income as a percent of total revenue before securities transactions and amortization of purchased intangibles) decreased to 57.90% in the third quarter of 2003. This was compared to 57.97% for the same quarter a year ago, and 60.09% for the previous quarter. The Company's number of full service banking facilities was reduced by 2 during the third quarter and stands at 102 as of September 30, 2003. One facility was sold (Hineston Branch in central Louisiana), while another was merged into an existing facility (Beau Chene Branch in St. Tammany Parish, Louisiana). In addition, the Company's number of full-time equivalent employees was 1,751 at September 30, 2003, a reduction of 22 from one year ago.

         The following table presents the components of non-interest expense for the three months and nine months ended September 30, 2003 and 2002.

                                                            Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                           -----------------------------         -------------------------------
(dollars in thousands)                                           2003           2002                  2003              2002
                                                           --------------   ------------         -------------     -------------
Employee compensation                                      $   16,956         $   16,070         $   49,906         $   47,044
Employee benefits                                               4,335              3,441             12,261             11,528
                                                           --------------   ------------         -------------     -------------
     Total personnel expense                                   21,291             19,511             62,167             58,572
                                                           --------------   ------------         -------------     -------------
Equipment and data processing expense                           4,356              3,846             12,048             11,045
Net occupancy expense                                           2,512              2,220              6,923              6,331
Postage and communications                                      2,020              2,002              6,293              5,829
Ad valorem and franchise taxes                                    840              1,441              2,265              3,876
Legal and professional services                                   946              1,009              2,735              3,135
Stationery and supplies                                           400                518              1,355              1,460
Amortization of intangible assets                                 352                188                708                563
Advertising                                                     1,394                752              3,047              2,812
Deposit insurance and regulatory fees                             222                222                653                662
Training expenses                                                 117                181                368                419
Other real estate owned expense                                   527              1,039              1,062              2,020
Other expense                                                   1,375              2,234              5,016              6,096
                                                           --------------   ------------         -------------     -------------
   Total non-interest expense                              $   36,352         $   35,163         $  104,640         $  102,820
                                                           ==============   ============         =============     =============
Income Taxes

         The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first nine months of 2003 was $10.1 million compared to $10.6 million for the comparable period in 2002.

Net Earnings Per Common Share

        Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                              Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                            -------------------------------       -------------------------------
                                                                  2003             2002              2003              2002
                                                            -------------       -----------       -----------        ------------
Net earnings - used in computation of diluted
     earnings per common share                                   $ 13,661        $ 13,290           $ 39,707         $ 37,293
Preferred dividend requirement                                        663             663              1,990            1,990
                                                            -------------       -----------       -----------        ------------

Net earnings available to common stockholders -
     used in computation of basic earnings
     per common share                                            $ 12,998        $ 12,627           $ 37,717         $ 35,303
                                                            =============       ===========       ============       ============
Weighted average number of common shares
     outstanding - used in computation of
     basic earnings per common share                               15,312          15,709             15,391           15,825

Effect of dilutive securities
     Stock options                                                    231             232                220              185
     Convertible preferred stock                                    1,106           1,106              1,106            1,106
                                                            -------------       -----------       -----------        ------------
Weighted average number of common shares
     outstanding plus effect of dilutive
     securities - used in computation of
     diluted earnings per common share                             16,649          17,047             16,717           17,116
                                                            =============       ===========       ============       ============

Recent Accounting Pronouncement

        In May 2003 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which is effective for financial statements issued for periods beginning after June 15, 2003. The statement provides for, among other things, that certain preferred stocks be shown as a liability. The company has analyzed the terms of its preferred stock and determined that no reclassification is required by this new Statement.

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

         The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At September 30, 2003 the Company had $256.1 million of regular savings and club accounts and $1.1 billion of money market and NOW accounts, representing 49.7% of total interest-bearing depositor accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2003, (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

         Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                            PART II - OTHER INFORMATION

ITEM 6. EXHIITS AND REPORTS ON FORM 8-K

        Exhibits:
          1.       Exhibit 31 - Rule 13a-14(a) / 15d-14(a) Certifications

          2.       Exhibit 32 - Section 1350 Certifications

        Reports on Form 8-K:
          1.       A Form 8-K was filed on July 24, 2003 for the purpose of announcing, by press release, earnings for the second quarter ended June 30, 2003.

          2.       A Form 8-K was filed on August 13, 2003 for the purpose of announcing, by press release, an agreement between Hancock Bank and Union Planters Corporation, Memphis, TN, in which Hancock would buy Magna Insurance Company, a wholly owned subsidiary of Union Planters
                   Corporation.

          3.       A Form 8-K was filed August 15, 2003 for the purpose of announcing, by press release, that the Company's board of Directors approved a regular third quarter 2003 common stock cash dividend of $0.23 per share, an increase of $0.02 per common share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HANCOCK HOLDING COMPANY
                                      -------------------------------
                                                  Registrant

November 13, 2003              By:
--------------------              --------------------------------------
        Date                          George A. Schloegel
                                      Vice-Chairman of the Board and
                                      Chief Executive Officer

November 13, 2003              By:
--------------------------        --------------------------------------
       Date                           Carl J. Chaney
                                      Executive Vice President and
                                      Chief Financial Officer