Form 10-K
period 2003-12-31
HANCOCK HOLDING CO
filed 2004-03-12
CIK 750577

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

                                                     FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 2003.

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
          ---

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 75 days.
Yes    X        No
      ---

                              Continued

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 29, 2004 was approximately $686,036,940 (based on an average market price of $59.47). For purposes of this calculation only, shares held by non-affiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On December 31, 2003, the registrant had outstanding 15,225,468 shares of common stock for financial statement purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference into Part I and Part II of this report.

Portions of the definitive Proxy Statement used in connection with the Registrant’s Annual Meeting of Shareholders held on February 26, 2004, filed by the Registrant on January 30, 2004, are incorporated by reference into Part III of this report.

                                                     CONTENTS

PART I

Item 1.      Business                                                                         4
Item 2.      Properties                                                                      31
Item 3.      Legal Proceedings                                                               33
Item 4.      Submission of Matters to a Vote of Security Holders                             33

PART II

Item 5.      Market for the Registrant's Common Stock
              and Related Stockholder Matters                                                33
Item 6.      Selected Financial Data                                                         33
Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                            33
Item 7a      Quantitative and Qualitative Disclosures About
              Market Risk                                                                    34
Item 8.      Financial Statements and Supplementary Data                                     34
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                                        35
Item 9a      Controls and Procedures                                                         36

PART III

Item 10.     Directors and Executive Officers of the
               Registrant                                                                    36
Item 11.     Executive Compensation                                                          38
Item 12.     Security Ownership of Certain Beneficial
                Owners and Management                                                        38
Item 13.     Certain Relationships and Related Transactions                                  38
Item 14.     Principal Accountant Fees and Services                                          38

PART IV

Item 15.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                                          38

                                                      PART I

                                                 ITEM 1 - BUSINESS

                                         BACKGROUND AND CURRENT OPERATIONS

Background

General:

Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. At December 31, 2003 the Company operated 101 banking offices and 140 automated teller machines (ATMs) in the states of Mississippi and Louisiana through two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS) and Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA). Hancock Bank MS also operates a loan production office in the State of Alabama. Hancock Bank MS and Hancock Bank LA are referred to collectively as the “Banks”.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 2003, the Company had total assets of $4.15 billion and employed on a full-time equivalent basis 1,245 persons in Mississippi and 489 persons in Louisiana.

Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Based on the most current available published data, Hancock Bank MS has the largest deposit market share in each of the following four counties: Harrison, Hancock, Jackson and Pearl River. In addition, Hancock Bank MS has a significant presence in the following counties: Lamar, Forrest and Jefferson Davis. With assets of $2.5 billion at September 30, 2003, Hancock Bank MS was ranked the third largest bank in Mississippi.

In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With assets of $1.6 billion at September 30, 2003, Hancock Bank LA was ranked the fourth largest bank in Louisiana.

Beginning with the 1985 acquisition of the Pascagoula-Moss Point Bank in Pascagoula, Mississippi, the Company has acquired approximately $1.6 billion in assets and approximately $1.4 billion in deposit liabilities through selected acquisitions or purchase and assumption transactions.

Recent Acquisition Activity:

On December 31, 2003, the Company completed the acquisition of Magna Insurance Company, formerly a wholly owned subsidiary of Union Planters Corporation, Memphis, Tennessee. Chartered in 1987, Magna Insurance Company is a well-capitalized life insurance company headquartered in Mississippi and licensed to conduct business in 16 states. The acquisition will enable the Company to offer Magna products and services through the Banks and other client banks across the entire southeastern United States and much of the Midwest. With assets of $41.4 million, Magna is rated B++, or very good, by A.M. Best. The net purchase price was $19.4 million.

On February 22, 2003, the Company completed the acquisition of two Dryades Savings Bank branches located in Metairie, LA and Kenner, LA (both suburbs of New Orleans, LA). Both locations are within minutes of the Causeway connecting metropolitan Jefferson Parish to St. Tammany Parish’s thriving Northshore communities. The two acquired facilities have a combined total deposit base of approximately $40 million. The Company acquired $4.2 million in assets, which includes the core deposit intangible totaling $2.4 million. The core deposit intangible resulting from this acquisition has a weighted average life of 10 years. Amortization of the core deposit intangible was approximately $436,000 in 2003. Amortization is estimated to be approximately $476,000 in 2004, $381,000 in 2005, $305,000 in 2006, $244,000 in 2007, $195,000 in 2008 and the remainder of $343,000 thereafter.

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

Loan Review and Asset Quality:

Each bank’s portfolio of loan relationships aggregating $250,000 or more is annually reviewed by the respective bank to identify any deficiencies and to take corrective actions as necessary. Periodically, selected loan relationships aggregating less than $250,000 are reviewed. As a result of such reviews, each bank places on its Watchlist loans requiring close or frequent review. All loans classified by a regulatory auditor are also placed on the Watchlist. All Watchlist and past due loans are reviewed monthly by the Banks’ senior lending officers and by the Banks’ Board of Directors.

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

Consumer loans, which become 60 days delinquent are reviewed regularly by management. Generally, a consumer loan, which is delinquent 120 days, is in process of collection through repossession and liquidation of collateral or has been deemed currently uncollectible. Loans deemed currently uncollectible are charged-off. As a matter of policy, loans are placed on a nonaccrual status when the loan is 1) maintained on a cash basis due to the deterioration in the financial condition of the borrower, 2) payments, in full, of principal or interest are not expected or 3) the principal or interest has been in default for a period of 90 days, unless the loan is well secured and in the process of collection.

The Banks follow the standard FDIC loan classification system. This system provides management with (1) a general view of the quality of the overall loan portfolio (each branch’s loan portfolio and each commercial loan officer’s loan portfolio) and (2) information on specific loans that may need individual attention.

The Banks hold nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 2003, the book value of real estate held for resale was approximately $5.4 million.

Securities Portfolio:

The Banks maintain portfolios of securities consisting primarily of U.S. Treasury securities, U.S. government agency issues, mortgage-backed securities, CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, the Banks invest only in high-grade investment quality securities with acceptable yields and generally with durations of less than 5 years.

The Banks’ policies limit investments to securities having a rating of no less than “Baa” by Moody’s Investors’ Service, Inc., except for certain obligations of Mississippi or Louisiana counties, parishes and municipalities.

Deposits:

The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks offer 140 ATMs: ATMs at the Company’s banking offices and free-standing ATMs at other locations. As members of regional and international ATM networks such as “STAR”, “PLUS” and “CIRRUS”, the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing, and to a certain extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Banks’ respective market areas.

Trust Services:

The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 2003, the Trust Departments of the Banks had approximately $4.7 billion of assets under administration compared to $4.4 billion as of December 31, 2002. $3.1 billion of administered assets as of December 31, 2003 were corporate accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

Operating Efficiency Strategy:

The primary focus of the Company’s operating strategy is to increase operating income and to reduce operating expense. A Company’s operating efficiency ratio indicates the percentage of each dollar of net revenue that is used to fund operating expenses. Net revenue for a financial institution is the total of net interest income plus non-interest income, excluding securities transactions gains or losses. Operating expenses exclude the amortization of intangibles. The Company’s operating efficiency ratio was 57.83% for both years ended December 31, 2003 and December 31, 2002.

Other Activities:

Hancock Bank MS has 9 subsidiaries through which it engages in the following activities: providing consumer financing services; mortgage lending; owning, managing and maintaining certain real property; providing general insurance agency services; holding investment securities; marketing credit life insurance; and providing discount investment brokerage services. The income of these subsidiaries generally accounts for less than 10% of the Company’s total net earnings.

In 1994, the Company began offering alternative investments through a third party vendor. The investment centers are now located in several branch locations in Mississippi and Louisiana to accommodate the investment needs of customers whose financial portfolio requirements fall outside the traditional commercial bank product line. During 1999, the investment sales force was internalized and the management structure reorganized in order to align sales activity with Company objectives.

During 2001, the Company began servicing mortgage loans for the Federal National Mortgage Association. The loans serviced are originated and closed by the Company’s mortgage subsidiary. The servicing activity is also performed by this same subsidiary. However, in the middle of 2003 the Company changed its strategy and reverted to selling the majority of its conforming loans with servicing released.

In July 2003, Hancock Bank MS opened a loan processing office in Mobile, Alabama. No deposits are currently accepted at this location.

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

Available Information

The Company maintains an internet website at www.hancockbank.com. The Company makes available free of charge on the website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission. The Company’s Annual Report to Stockholders is also available on the Company’s website. These reports are made available on the Company’s website as soon as reasonably practical after the reports are filed with the Commission. Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not part of them.

SUPERVISION AND REGULATION

Bank Holding Company Regulation

General:

The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act). On January 26, 2002 the Company qualified as a financial holding company, giving it broader powers as discussed below. To date the Company has exercised its powers as a financial holding company to acquire a non-controlling interest in a third party service provider for insurance companies and, in December 2003 acquired Magna Insurance Company. The Company also is required to file certain reports with, and otherwise complies with the rules and regulations of, the Securities and Exchange Commission (the Commission) under federal securities laws.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among qualified bank holding companies, commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

The Financial Services Modernization Act requires that each bank subsidiary of a financial holding company be well capitalized and well managed as determined by the subsidiary bank’s principal regulator. To be considered well managed, the bank must have received at least a satisfactory composite rating and a satisfactory management rating at its last examination. To be well capitalized, the bank must have a leverage capital ratio of 5%, a Tier 1 Risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. These ratios are discussed further below. In the event a financial holding company becomes aware that a subsidiary bank ceases to be well capitalized or well managed, it must notify the Federal Reserve and enter into an agreement to cure such condition. The consequences of a failure to cure such condition are that the Federal Reserve Board may order divestiture of the bank. Alternatively, a financial holding company may comply with such order by ceasing to engage in the financial holding company activities that are unrelated to banking or otherwise impermissible for a bank holding company.

The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies and financial holding companies. The regulatory capital of a bank holding company or financial holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of a holding company and any applications by the bank holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. In addition, a financial institution’s failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. There are two measures of regulatory capital presently applicable to bank holding companies, (1) risk-based capital and (2) leverage capital ratios.

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

The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders’ equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company’s leverage capital ratio at December 31, 2003 was 9.29% and 9.19% at December 31, 2002.

The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories; 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 2003, the Company’s off-balance sheet items aggregated $581.2 million; however, after the credit conversion these items represented $117.1 million of balance sheet equivalents.

The primary component of risk-based capital is Tier 1 Capital, which for the Company is essentially equal to common stockholders’ equity, less goodwill and other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2003, the Company’s Tier 1 and Total Capital ratios were 14.21% and 15.60%, respectively. At December 31, 2002, the Company’s Tier 1 and Total Capital ratios were 14.88% and 16.11%, respectively.

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

Effective in the first quarter of 1996, the FDIC lowered banks’ deposit insurance premiums from 4 to 31 cents per hundred dollars in insured deposits to a rate of 0 to 27 cents. The Banks have received a risk classification of 1A for assessment purposes. In 1997 an assessment for the Financing Corporation’s debt service was added to the FDIC quarterly premium payment. That assessment averaged 4.12 cents per hundred dollars of insured deposits during 2003 and 3.98 (annualized) for the first quarter of 2004. Total assessments paid to the FDIC amounted to $531 thousand in 2003. For the year ended December 31, 2003, premiums on OAKAR deposits from the acquisitions of Peoples Federal Savings Association, Lamar Bank and two Dryades Savings Bank branches totaled $14 thousand.

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

In addition to regulating capital, the FDIC has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC has adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank, like Hancock Bank MS and Hancock Bank LA.

Although Hancock Bank MS and Hancock Bank LA are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $38.8 million, or, if the aggregate of such accounts exceeds $38.8 million, $1.164 million plus 10% of the total in excess of $38.8 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution’s transaction accounts.

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

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized” and “well-managed.” The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

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

The Company’s management has exercised its powers as a financial holding company to acquire a non-controlling interest in a third party service company for the insurance industry and, in December 2003, acquired Magna Insurance Company. Management continues to examine its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Banks, regulatory capital requirements, general economic conditions, and other factors, the Company or Banks desire to further utilize any of their expanded powers provided in the Financial Services Modernization Act.

The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on the Company’s operations in the near-term. However, to the extent that it permits holding companies, banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, some of which may have substantially more financial resources than the Company and the Banks.

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

Another significant statistic in the analysis of net interest income is the effective interest differential (also referred to as the net interest margin), which is the average of net interest earned, net interest income (te) less net interest expense, on the Company’s average earning assets. The difference between the average yield on earning assets and the effective rate paid for all deposits and borrowed funds, non-interest-bearing as well as interest-bearing, is the net interest spread. Since a portion of the Bank’s deposits does not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The net interest margin (te) for the years 2003 and 2002 was 4.45% and 4.70%, respectively.

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

“Table 10 - Summary of Average Balance Sheets, Net Interest Income (te) & Interest Rates” included under the caption “Results of Operations” on pages 43 through 45 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Information regarding the changes in interest income on interest-earning assets and interest expense on interest-bearing liabilities relating to rate and volume variances is included in “Table 11 - Summary of Changes in Net Interest Income (te)” under the caption “Results of Operations” on pages 43 through 45 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Interest Rate Sensitivity:

To control interest rate risk, management regularly monitors the volume of interest sensitive assets compared with interest sensitive liabilities over specific time intervals. The Company’s interest rate risk management policy is designed to reduce the exposure to changes in its net interest margin in periods of interest rate fluctuations. Interest rate risk is monitored, quantified and managed to produce an acceptable impact on short-term earnings.

The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. At December 31, 2003, the Company’s cumulative interest sensitivity gap in the one year interval was (8.0%). The percentage reflects a higher level of interest sensitive liabilities than assets re-pricing within one year. Generally, when rate sensitive liabilities exceed rate sensitive assets, the net interest margin is expected to be positively affected during periods of decreasing interest rates and negatively affected during periods of increasing rates.

The following tables set forth the scheduled re-pricing or maturity of the Company’s assets and liabilities at December 31, 2003 and December 31, 2002. The assumed prepayment of investments and loans were based on the Company’s assessment of current market conditions on such dates. Estimates have been made for the re-pricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or re-pricing periods, reactions will vary as to timing and degree of interest rate change.

                                    Analysis of Interest Sensitivity at December 31, 2003

                                                                                                                 Non-
                                                             Within      6 months      1 to 3      > 3        Sensitive
                                                 Overnight  6 months     to 1 year      years     years        Balance      Total
                                                 ---------  ----------  ----------   ----------  ----------   ---------- ----------
                                                                      (amounts in thousands)
Assets

  Securities                                     $       -  $  222,439  $  184,857  $   415,614  $  455,139   $       -  $1,278,049
  Federal funds sold & Short-term investments       11,138           -         150            -           -           -      11,288
  Loans                                             31,477   1,190,556     213,713      514,248     498,650           -   2,448,644
  Other assets                                           -           -           -            -           -     412,377     412,377
                                                 ---------  ----------  ----------   ----------  ----------   ---------- ----------
      Total Assets                               $  42,615  $1,412,995  $  398,720   $  929,862  $  953,789   $ 412,377  $4,150,358
                                                 =========  ==========  ==========   ==========  ==========   =========  ==========
Liabilities
  Interest bearing transaction deposits          $       -  $  811,256  $  212,119   $  612,678  $   62,661   $       -  $1,698,714
  Time deposits                                          -     351,459     118,889      330,758     311,281           -   1,112,387
  Non-interest bearing deposits                          -     310,781     133,810      188,406       3,748           -     636,745
  Federal funds purchased                                -           -           -            -           -           -           -
  Borrowings                                       159,496          78          77           15      50,258           -     209,924
  Other liabilities                                      -           -           -            -           -      57,707      57,707
  Shareholders' Equity                                   -      37,067           -            -     397,814           -     434,881
                                                 ---------  ----------  ----------   ----------  ----------   ---------   ----------
      Total Liabilities & Equity                 $ 159,496  $1,510,641  $  464,895   $1,131,857 $  825,762   $   57,707   $4,150,358
                                                 =========  ==========  ==========   ==========  ==========   =========   ==========

Interest sensitivity gap                         $(116,881) $ (97,646)  $ (66,175)   $(201,995) $  128,027   $ 354,670
Cumulative interest rate sensitivity gap         $(116,881) $(214,527)  $(280,702)   $(482,697) $(354,670)   $       -
Cumulative interest rate
  sensitivity gap as a percentage of
  total earning assets                              (3.0)%     (6.0)%      (8.0)%      (13.0)%    (10.0)%

                                    Analysis of Interest Sensitivity at December 31, 2002

                                                                                                                 Non-
                                                             Within      6 months      1 to 3      > 3        Sensitive
                                                 Overnight  6 months     to 1 year      years     years        Balance      Total
                                                 ---------  ----------  ----------   ----------  ----------   ---------- ----------
                                                                      (amounts in thousands)
Assets

  Securities                                     $       -  $  264,002  $  235,338  $   467,133  $  494,965   $       -  $1,461,438
  Federal funds sold & Short-term investments       22,214           -         216            -      24,827           -      47,257
  Loans                                             26,512   1,072,824     279,728      511,423     214,494           -   2,104,981
  Other assets                                           -           -           -            -      66,807     292,664     359,471
                                                 ---------  ----------  ----------   ----------  ----------   ---------- ----------
      Total Assets                               $  48,726  $1,336,826  $  515,282   $  978,556  $  801,093   $ 292,664  $3,973,147
                                                 =========  ==========  ==========   ==========  ==========   =========  ==========
Liabilities
  Interest bearing transaction deposits          $       -  $  736,755  $  192,087   $  554,900  $   57,729   $       -  $1,541,471
  Time deposits                                          -     432,127     149,750      277,138     270,223           -   1,129,238
  Non-interest bearing deposits                          -     264,865     126,270      220,209      19,446           -     630,790
  Federal funds purchased                                -           -           -            -           -           -           -
  Borrowings                                       165,237           -           -            -      46,840           -     212,077
  Other liabilities                                      -           -           -            -           -      34,989      34,989
  Shareholders' Equity                                   -           -       9,774            -     414,808           -     424,582
                                                 ---------  ----------  ----------   ----------  ----------   ---------   ----------
      Total Liabilities & Equity                 $ 165,237  $1,433,747  $  477,881   $1,052,247 $   809,046   $  34,989   $3,973,147
                                                 =========  ==========  ==========   ==========  ==========   =========   ==========
Interest sensitivity gap                         $(116,511) $ (96,921)  $ (37,401)   $ (73,691) $   (7,953)   $ 257,675
Cumulative interest rate sensitivity gap         $(116,511) $(213,432)  $(176,031)   $(249,722) $ (257,675)   $       -
Cumulative interest rate
  sensitivity gap as a percentage of
  total earning assets                              (3.0)%     (6.0)%      (5.0)%       (7.0)%      (7.0)%

Income Taxes:

The Company had income tax expense of $24.6 million, $22.5 million and $17.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. This represents an effective income tax rate of 30.9% for 2003, 30.6% for 2002 and 31.3% for 2001. The effective income tax rates are lower than the statutory rates since the Company earns a portion of its income on tax-exempt loans and securities.

Performance and Equity Ratios:

Information regarding performance and equity ratios is contained in the “Financial Highlights” on pages 10 and 11 of the Company’s 2003 Annual Report to Stockholders incorporated herein by reference.

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

The available-for-sale portfolio balance was $1.1 billion at December 31, 2003. At December 31, 2003, the amortized cost of the held-to-maturity portfolio was $160.0 million and the fair value was $169.5 million.

The amortized cost of securities classified as available-for-sale at December 31, 2003, 2002 and 2001, were as follows (in thousands):

                                                   December 31,
                                     ---------------------------------------
                                           2003         2002        2001
                                     -----------   -----------  ------------
U.S.Treasury                         $     9,966   $    49,970  $    30,258
U.S. government agencies                 346,836       517,482      440,481
Municipal obligations                     70,070        74,270       85,284
Mortgage-backed securities               348,266        43,820       69,704
CMOs                                     321,324       524,414      422,368
Other debt securities                      7,219        12,288       19,338
Equity securities                         11,723        11,216       10,696
                                     -----------   -----------  ------------
                                     $ 1,115,404   $ 1,233,460  $ 1,078,129
                                     ===========   ===========  ============

The amortized cost, yield and fair value of debt securities classified as available-for-sale at December 31, 2003, by contractual maturity, were as follows (amounts in thousands):

                                              Over Five      Over Five
                               One Year         Year           Year           Over                                    Weighted
                                  or           Through        Through          Ten                      Fair          Average
                                 Less         Five Years      Ten Years       Years        Total        Value         Yield
                              ---------      -----------    -----------    ----------   ----------   -----------      ---------
U.S. Treasury                 $       -      $     9,966    $        -     $       -    $     9,966  $    10,001      1.82%
U.S. government agencies        189,986          120,426        35,576            848       346,836      347,654      3.91%
Municipal obligations             3,869           22,824        36,001          7,376        70,070       73,336      4.41%
Mortgage-backed securities            -            4,871        65,559        277,836       348,266      346,474      4.62%
CMOs                                  -            2,745        69,567        249,012       321,324      321,239      4.62%
Other debt securities                 -            4,879             -          2,340         7,219        7,796      6.71%
                              ---------      -----------    -----------    ----------   ----------   -----------
                             $  193,855      $   165,711    $  206,703     $  537,412   $ 1,103,681  $ 1,106,500      4.37%
                              =========      ===========    ===========    ==========   ===========  ===========

Fair Value                   $  194,866      $   168,654    $  207,890     $  535,090   $ 1,106,500

Weighted Average Yield            3.94%            3.98%         4.38%          4.65%         4.37%

The amortized cost of securities classified as held-to-maturity at December 31, 2003, 2002 and 2001 were as follows (in thousands):

                                                December 31,
                                 -----------------------------------------------
                                    2003            2002                2001
                                 ----------     -----------         ------------
U.S. Treasury                    $      574     $       294         $       293
U.S. government agencies             14,737          16,350              35,746
Municipal obligations               117,484         136,122             148,545
Mortgage-backed securities           18,727          35,950              37,749
CMOs                                  1,403          30,087              58,508
Other debt securities                 7,058           9,176               6,529
                                 ----------     -----------         ------------
                                 $  159,983     $   227,979         $   287,370
                                 ==========     ===========         ============

The amortized cost, yield and fair value of securities classified as held-to-maturity at December 31, 2003, by contractual maturity, were as follows (amounts in thousands):

                                              Over Five      Over Five
                               One Year         Year           Year           Over                                     Weighted
                                  or           Through        Through          Ten                      Fair           Average
                                 Less         Five Years      Ten Years       Years        Total        Value           Yield
                              ---------      -----------    -----------    ----------   ----------   -----------      ---------
U.S. Treasury                 $     344      $       230    $         -    $        -   $      574   $       574         6.11%
U.S. government agencies          3,954            4,048          2,858         3,877       14,737        15,079         5.65%
Municipal obligations             7,292           32,897         75,676         1,619      117,484       125,550         4.82%
Mortgage-backed securities          876            6,196          3,539         8,116       18,727        19,667         6.82%
CMOs                                  -            1,403              -             -        1,403         1,458         6.81%
Other debt securities             3,218            3,253            587             -        7,058         7,123         6.65%
                              ---------      -----------    -----------    ----------   ----------   -----------
                              $  15,684      $    48,027    $    82,660    $   13,612   $  159,983   $   169,451         5.23%
                              =========      ===========    ===========    ==========   ===========  ===========
Fair Value                     $ 15,964         $ 50,531       $ 88,851    $   14,105   $  169,451

Weighted Average Yield            5.77%            5.22%          4.99%         6.05%        5.23%

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

The following table sets forth, for the periods indicated, the composition of the loan portfolio of the Company:

                                                                         Loan Portfolio
                                                                        ----------------
                                                                           December 31,
                                          -----------------------------------------------------------------------------------
                                              2003               2002             2001              2000            1999
                                          ------------      ------------      -----------      -------------    -------------
                                                                           (in thousands)
Real estate:
  Residential mortgages 1-4 family        $    645,123      $    539,808      $    458,372     $     410,716    $    342,443
  Residential mortgages multifamily             22,803            20,305            21,875            20,510          18,939
  Home equity lines/loans                      110,634            86,609            56,887            42,644          29,549
  Construction and development                 235,049           197,166           184,750           171,009         136,179
  Nonresidential                               536,389           445,733           398,704           328,005         309,488
Commercial, industrial and other               395,678           346,808           308,306           281,701         214,041
Consumer                                       463,642           434,407           435,205           396,112         417,594
Lease financing and depository
  Institutions                                  34,388            29,565            23,632            27,394          24,727
Political subdivisions                               -                 -                 -            21,755          24,687
Credit cards and other revolving credit         15,437            14,085            12,333            11,393          40,789
                                          ------------      ------------      ------------     -------------    -------------
                                             2,459,143         2,114,486         1,900,064         1,711,239       1,558,436
Less, unearned income                           10,499             9,504            10,025            11,398          16,915
                                          ------------      ------------      ------------     -------------    -------------
Net loans                                 $  2,448,644      $  2,104,982      $  1,890,039     $   1,699,841    $  1,541,521
                                          ============      ============      ============     =============

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio of the Company:

                                                               Loan Maturity Schedule

                                             December 31, 2003                              December 31, 2002
                           -----------------------------------------------------   -----------------------------------------------
                                              Maturity Range                                  Maturity Range
                           -----------------------------------------------------   -----------------------------------------------
                                          After One                                           After One
                             Within        Through       After Five                 Within     Through      After Five
                            One Year      Five Years       Years       Total       One Year   Five Years       Years      Total
                           ----------     ----------    -----------  ----------    ---------  ----------   -----------  ----------
                                                                    (in thousands)
Commercial, industrial
  and other                $  710,699     $ 338,733     $ 103,541     $1,152,973   $ 132,706  $  184,926   $  29,176   $  346,808
Real estate - construction    129,970        32,019         7,716        169,705     140,322      44,852      11,992      197,166
All other loans               295,743       479,093       361,629      1,136,465     391,972     839,214     339,326    1,570,512
                           ----------     ----------    -----------  -----------   ---------  ----------   -----------  ----------
Total loans                $1,136,412     $ 849,845     $ 472,886     $2,459,143   $ 665,000  $1,068,992   $ 380,494   $2,114,486
                           ==========     ==========    ===========  ===========   =========  ==========   ===========  ==========

The sensitivity to interest rate changes of that portion of the Company’s loan portfolio that matures after one year is shown below:

                  Loan Sensitivity to Changes in Interest Rates

                                                                    December 31,
                                                          ---------------------------------
                                                            2003                   2002
                                                          ------------          -----------
                                                                   (in thousands)
Commercial, industrial, and real estate construction
  maturing after one year:
   Fixed rate                                             $   224,616           $   180,020
   Floating rate                                              257,393                90,926
Other loans maturing after one year:
   Fixed rate                                                 649,609               815,612
   Floating rate                                              191,113               362,928
                                                          ------------          -----------
Total                                                     $ 1,322,731           $ 1,449,486
                                                          ============          ===========

Nonperforming Assets:

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans and real estate owned. Loans past due 90 days or more and still accruing are also disclosed.

                                                                              December 31,
                                                  ---------------------------------------------------------------------
                                                    2003            2002         2001           2000          1999
                                                  ----------     -----------   ----------    ----------    ------------
                                                                         (Amounts in thousands)
Nonaccrual loans:
  Real estate                                     $   10,031     $    10,521   $   14,358    $    7,856     $    5,129
  Commercial, industrial and other                     2,088           1,276        2,877         2,296          1,236
  Consumer, credit card and other
    revolving credit                                      42              73           93            30            536
  Lease financing                                          -               -            -             -              -
  Depository institutions                                  -               -            -             -              -
  Political subdivisions                                   -               -            -             -              -
Restructured loans                                         -               -            -             -            152
                                                  ----------     -----------   ----------    ----------    ------------
Total nonperforming loans                             12,161          11,870       17,328        10,182          7,053
Acquired other real estate                                 -               -        1,330             -            794
Foreclosed assets                                      5,809           5,936        1,673         1,492            822
                                                  ----------     -----------   ----------    ----------    ------------
Total nonperforming assets                        $   17,970     $    17,806   $   20,331    $   11,674    $     8,669
                                                  ==========     ===========   ==========    ==========    ============

Loans 90+ days past due and still accruing        $    3,682     $     6,407   $   12,591    $    9,277    $     4,442
                                                  ==========     ===========   ==========    ==========    ============
Ratios (%):
  Nonperforming loans to net loans                     0.50%           0.56%        0.92%        0.60%           0.46%
  Nonperforming assets to net loans and
    foreclosed assets                                  0.73%           0.84%        1.07%        0.69%           0.56%
  Nonperforming loans to average net loans             0.54%           0.61%        0.97%        0.63%           0.49%
  Allowance for loan losses to nonperforming            302%            293%         199%         281%            365%
    loans

The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as “nonaccrual” was $762,000, $662,000, $735,000, $686,000 and $462,000 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

Interest actually received on nonaccrual loans was not material. The amount of interest recorded on restructured loans did not differ significantly from the interest that would have been recorded under the original terms of those loans.

Analysis of Allowance for Loan Losses:

     The allowance for loan losses is a valuation account available to absorb losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt. Periodically, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. All commercial loans in lending relationships with an aggregate balance of $250,000 or more are risk rated and evaluated on an individual basis, as well as, all consumer and mortgage real estate loans with a balance of $100,000 or more. All consumer and mortgage real estate loans under $100,000 are risk rated as pools of homogeneous loans and classified according to past due status. Commercial loans are reviewed for impairment at the time a loan is no longer current or at the time management is made aware of a degradation in a borrower’s financial status or a deficiency in collateral. Loss factors recommended by the Banks’ regulators are applied to loans graded by standard loan classifications in determining a general allowance. Unclassified loans are categorized and reserved for at the greater of a five-year average net charge-off ratio or a minimum threshold stated as a percentage of loans outstanding. The allowance for loan loss stated as a percentage of period end loans, used in conjunction with the evaluation of current and anticipated economic conditions, composition of the Company’s present loan portfolio, and trends in both delinquencies and nonaccruals, is a measurement standard utilized by management in determining the adequacy of the allowance. The unallocated portion of the allowance for loan losses is available to compensate for the uncertainties in estimating the potential losses.

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                            At and For The Years Ended December 31,
                                            -----------------------------------------------------------------------------
                                                 2003             2002              2001            2000          1999
                                            -----------       -----------       -----------      -----------  -----------

Net loans outstanding at end of period      $ 2,448,644       $ 2,104,982       $ 1,890,039      $ 1,699,841  $ 1,541,521
                                            ===========       ===========       ===========      ===========  ===========
Average net loans outstanding               $ 2,238,245       $ 1,961,299       $ 1,792,559      $ 1,611,046  $ 1,452,305
                                            ===========       ===========       ===========      ===========  ===========
Balance of allowance for loan losses
  at beginning of period                    $    34,740       $    34,417       $    28,604      $    25,713  $    21,800
Loans charged-off:
  Real estate                                       291               109                45               80           85
  Commercial                                      4,868             9,143             6,386            6,803        3,112
  Consumer, credit cards and other
    revolving credit                             14,311            14,291             9,853            6,802        8,999
  Lease financing                                    73                10                14               34            5
  Depository institutions                             -                 -                 -                -            -
  Political subdivisions                              -                 -                 -                -            -
                                            -----------       -----------       -----------      -----------  -----------
  Total charge-offs                              19,543            23,553            16,298           13,719       12,201
                                            -----------       -----------       -----------      -----------  -----------
Recoveries of loans previously
  charged-off:
  Real estate                                       180                 7                 2                1            5
  Commercial                                      1,112               639               319            1,333          808
  Consumer, credit cards and other
    revolving credit                              5,103             5,135             4,365            2,814        2,797
  Lease financing                                     4                 -                 1                -             1
  Depository institutions                             -                 -                 -                -            -
  Political subdivisions                              -                 -                 -                -            -
                                            -----------       -----------       -----------      -----------  -----------
  Total recoveries                                6,399             5,781             4,687            4,148        3,611
                                            -----------       -----------       -----------      -----------  -----------
  Net charge-offs                                13,144            17,772            11,611            9,571        8,590
  Provision for loan losses                      15,154            18,495             9,082           12,609        8,688
  Balance acquired through acquisition &
    other                                             -              (400)            8,342             (147)       3,815
                                            -----------       -----------       -----------      -----------  -----------
  Balance of allowance for loan losses
    at end of period                        $    36,750      $     34,740       $    34,417      $    28,604  $    25,713
                                            ===========       ===========       ===========      ===========  ===========

The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

                                                         At and For The Years Ended December 31,
                                                     ----------------------------------------------
                                                       2003     2002      2001     2000      1999
                                                     -------- -------   ------   -------  ---------
Ratios:
  Net charge-offs to average net loans                  0.59%    0.91%    0.65%     0.59%    0.59%
  Net charge-offs to period-end net loans               0.54%    0.84%    0.61%     0.56%    0.56%
  Allowance for loan losses to average net loans        1.64%    1.77%    1.92%     1.78%    1.77%
  Allowance for loan losses to period-end net loans     1.50%    1.65%    1.82%     1.68%    1.67%
  Net charge-offs to loan loss allowance               35.77%   51.16%   33.74%    33.46%   33.41%
  Loan loss provision to net charge-offs              115.29%  104.07%   78.22%   131.74%  101.14%

An allocation of the loan loss allowance by major loan category is set forth in the following table. Except for an increase in the outstanding loan portfolio balance, there were no relevant variations in loan concentrations, quality or terms. The allocation is not necessarily indicative of the category of future losses, and the full allowance at December 31, 2003 is available to absorb losses occurring in any category of loans.

                                                                   December 31,
                         --------------------------------------------------------------------------------------------
                                2003              2002               2001               2000              1999
                         -----------------  ----------------  -----------------  ----------------  ------------------
                         Allowance  % of    Allowance  % of   Allowance  % of    Allowance  % of   Allowance  % of
                             for    Loans      for    Loans     for      Loans     for     Loans     for      Loans
                            Loan   to Total   Loan   to Total   Loan    to Total   Loan   to Total   Loan    to Total
                           Losses   Loans    Losses   Loans    Losses    Loans    Losses   Loans    Losses    Loans
                         --------  -------- -------- -------- --------- -------- -------- -------- --------- --------
Real estate                $9,711   63.30    $7,664   61.26    $6,701    42.73    $5,700   57.26    $4,300    53.68
Commercial, industrial
  and other                15,311   17.41    11,610   17.71    14,380    22.13     8,200   19.39     7,900    16.71
Consumer and other
  revolving credit         10,718   19.29    10,174   21.02     9,848    35.14    11,444   23.35    11,200    29.61
Unallocated                 1,010       -     5,292       -     3,488        -     3,260       -     2,313        -
                         --------  -------- -------- -------- --------- -------- -------- -------- --------- --------
                          $36,750  100.00   $34,740  100.00   $34,417   100.00   $28,604  100.00   $25,713   100.00
                         ========  ======== ======== ======== ========= ======== ======== ======== ========= ========
Deposits and Other Debt Instruments:

The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rate paid on each category of deposits:

                                            2003                         2002                           2001
                               ----------------------------  --------------------------  ---------------------------
                                           Percent                      Percent                       Percent
                                  Average     of      Rate    Average      of      Rate    Average      of      Rate
                                  Balance  Deposits    (%)    Balance   Deposits    (%)     Balance   Deposits   (%)
                               ----------  --------  -----  ----------  --------   ----    --------   --------  ----
                                                                        (amounts in thousands)

Non-interest bearing accounts    $604,448   17.74        -    $601,374    18.94       -    $562,989     19.96       -
NOW accounts                      694,681   20.39     1.14     552,419    17.40    1.84     195,079      6.92    1.76
Money market and other
  savings accounts                984,667   28.90     0.99     887,357    27.95    1.60     917,024     32.51    2.74
Time deposits                   1,123,409   32.97     3.25   1,133,796    35.71    3.80   1,145,259     40.61    5.47
                               ----------  ------           ----------   ------          ----------    ------
                               $3,407,205  100.00           $3,174,946   100.00          $2,820,351    100.00
                               ==========  ======           ==========   ======          ==========    ======

The Banks traditionally price their deposits to position themselves competitively with the local market. The Banks’ policy is not to accept brokered deposits.

Time certificates of deposit of $100,000 and greater at December 31, 2003 had maturities as follows:

                                     December 31, 2003
                                     -----------------
                                       (in thousands)

Three months or less                    $  136,384
Over three through six months               49,668
Over six months through one year            32,692
Over one year                              229,159
                                        ----------
Total                                   $  447,903
                                        ==========

Short-Term Borrowings:

The following table sets forth certain information concerning the Company’s short-term borrowings, which consist of federal funds purchased and Federal Home Loan Bank (“FHLB”) advances as well as securities sold under agreements to repurchase.

                                                                 Years Ended December 31,
                                                           ------------------------------------
                                                             2003         2002          2001
                                                           ---------     -------      ---------
                                                                    (amounts in thousands)
Federal funds purchased and FHLB advances:
  Amount outstanding at period-end                                $0          $0          $125
  Weighted average interest at period-end                      0.00%       0.00%         1.30%
  Maximum amount at any month-end during period              $37,000      $1,550        $2,000
  Average amount outstanding during period                    $5,335      $1,832        $1,316
  Weighted average interest rate during period                 1.19%       1.57%         3.58%

Securities sold under agreements to repurchase:
  Amount outstanding at period-end                          $150,096    $161,058      $161,208
  Weighted average interest at period-end                      0.80%       0.92%         1.45%
  Maximum amount at any month end during-period             $105,641    $189,858      $195,905
  Average amount outstanding during period                  $177,535    $173,084      $159,511
  Weighted average interest rate during period                 0.81%       1.28%         3.29%
Liquidity:

Liquidity management encompasses the Company’s ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring that the Company has adequate cash flow to meet it’s various needs, including operating, strategic and capital. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would not be able to meet the needs of the communities in which it has a presence and serves. In addition, the parent holding company’s principal source of liquidity is dividends from its subsidiary banks. Liquidity is required at the parent holding company level for the purpose of paying dividends to stockholders, servicing of any debt the Company may have, business combinations as well as general corporate expenses. As of December 31, 2003, all liquidity ratios approved and tracked by the Company’s Asset Liability Committee were within policy limits.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest-bearing deposits with other banks are additional sources of liquidity funding. As of December 31, 2003 and 2002, free securities stood at 41.4% or $529.1 million and 42.6% or $633.4 million, respectively.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company’s short-term borrowing capacity includes a line of credit with the Federal Home Loan Bank of over $264 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $100 million. As of December 31, 2003, the Company’s core deposits were $2.905 billion and Net Wholesale Funding stood at $620.9 million.

More information on liquidity can be found under the caption “Liquidity” - Table 5. Liquidity Ratios on pages 39 through 40 of the Company’s 2003 Annual Report to Stockholders, which is incorporated herein by reference.

Capital Resources:

The information under the caption “Notes to Consolidated Financial Statements”, Note 9 - Common Stockholders’ Equity on page 25 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference.

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

Forward Looking Statements

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects the companies from unwarranted litigation, if actual results are different from management expectations. In addition to historical information, this report contains forward-looking statements and information, which are based on management’s beliefs, plans, expectations and assumptions and on information currently available to management. Forward-looking statements and information presented reflects management’s views and estimates of future economic circumstances, industry conditions, Company performance and financial results. The words “may”, “should”, “expect”, “anticipate”, “intend”, “plan”, “continue”, “believe”, “seek”, “estimate” and similar expressions used in this report do not relate to historical facts and are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 “Business” and in Item 7 “Management’s Discussion and Analysis”. All phases of the Company’s operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company’s other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove accurate.

ITEM 2 - PROPERTIES

The Company’s main offices are located at One Hancock Plaza, Gulfport, Mississippi. The building has fourteen stories, of which seven are utilized by the Company. The remaining seven stories are presently leased to outside parties.

Title to the following banking offices in Mississippi and Louisiana is owned in fee (number of locations shown in parenthesis):

Albany, LA           (1)      Loranger, LA          (1)
Alexandria, LA       (2)      Lyman, MS             (1)
Baker, LA            (1)      Mamou, LA             (1)
Baton Rouge, LA      (13)     Mandeville, LA        (1)
Bay St. Louis, MS    (2)      Metairie, LA          (1)
Biloxi, MS           (3)      Moss Point, MS        (1)
Bogalusa, LA         (1)      Oakdale, LA           (1)
Bunkie, LA           (1)      Ocean Springs, MS     (2)
Covington, LA        (1)      Opelousas, LA         (1)
Denham Springs, LA   (3)      Pascagoula, MS        (2)
D'Iberville, MS      (1)      Pass Christian, MS    (1)
Escatawpa, MS        (1)      Petal, MS             (1)
Eunice, LA           (1)      Picayune, MS          (1)
Franklinton, LA      (1)      Pineville, LA         (1)
Gautier, MS          (1)      Poplarville, MS       (1)
Glenmora, LA         (1)      Prentiss, MS          (1)
Gonzales, LA         (1)      Purvis, MS            (2)
Gulfport, MS         (6)      St. Francisville, LA  (1)
Hammond, LA          (2)      Sumrall, MS           (1)
Hattiesburg, MS      (2)      Vancleave, MS         (1)
Independence, LA     (1)      Walker, LA            (1)
Long Beach, MS       (1)      Waveland, MS          (1)

The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms of from four to forty-nine years including renewal options (number of locations shown in parenthesis):

Baton Rouge, LA   (4)      Long Beach, MS   (1)
Bay St. Louis, MS (3)      Pascagoula, MS   (2)
Biloxi, MS        (1)      Picayune, MS     (2)
Diamondhead, MS   (1)      Ponchatoula, LA  (1)
Gulfport, MS      (5)      Saucier, MS      (1)
Hammond, LA       (1)      Slidell, LA      (1)
Hattiesburg, MS   (2)      Springfield, LA  (1)
Kiln, MS          (1)      Ville Platte, LA (1)
Kenner, LA        (1)

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

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

The information under the caption “Market Information” on page 12 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information under the caption “Financial Highlights” on pages 10 and 11 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 36 through 47 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Off-Balance Sheet Risk

In the normal course of business, the Company enters into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of its customers. Such instruments are not reflected in the accompanying consolidated financial statements until they are funded and involve, to varying degrees, elements of credit risk not reflected in the consolidated balance sheets. The contract amounts of these instruments reflect the Company’s exposure to credit loss in the event of non-performance by the other party on whose behalf the instrument has been issued. The Company undertakes the same credit evaluation in making commitments and conditional obligations as it does for on-balance-sheet instruments and may require collateral or other credit support for off-balance-sheet financial instruments.

At December 31, 2003 the Company had $547.4 million in unused loan commitments outstanding, of which approximately $345.9 million were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At December 31, 2003 the Company had $33.7 million in letters of credit issued and outstanding.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Asset/Liability Management” on pages 40 through 42 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and subsidiaries, and the independent auditors’ report, appearing on Pages 10 through 47 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference:

        Financial Highlights on Pages 10 through 12
        Independent Auditors' Report on Page 13
        Consolidated Balance Sheets on Page 14

        Consolidated Statements of Earnings on Page 15
        Consolidated Statements of Stockholders’ Equity on Page 16
        Consolidated Statements of Comprehensive Earnings on Page 16
        Consolidated Statements of Cash Flows on Page 17
        Notes to Consolidated Financial Statements on Pages 18 through 35
        Management’s Discussion and Analysis of Financial Condition
            And Results of Operations on Pages 36 through 47.
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 20, 2004 the Company dismissed Deloitte & Touche LLP as its independent auditors, after Deloitte & Touche LLP completed its audit of the financial statements of the Company for the fiscal year ended December 31, 2003. The Audit Committee of the Board of Directors of the Company approved the decision to change auditors.

During the two fiscal years ended December 31, 2003 and 2002 and the interim period from January 1, 2004 to January 20, 2004, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche LLP’s satisfaction, would have caused Deloitte & Touche LLP to make a reference to the subject matter of the disagreements in their reports on the financial statements fo such years.

During the two most recent fiscal years and the interim period from January 1, 2004 to January 20, 2004, Deloitte & Touche LLP’s reports on the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the interim period from January 1, 2004 to January 20, 2004, the Company did not consult with Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304(a)(1)(v) of Regulation S-K.

On January 20, 2004, the Board of Directors appointed KPMG LLP, a firm of independent certified public accountants, as auditors for the fiscal year ending December 31, 2004, and until their successors are selected. The Audit Committee of the Company’s Board of Directors approved the decision to change auditors.

The Company has been advised that neither the firm nor any of its partners has any direct or any material indirect financial interest in the securities of the Company or any of its subsidiaries, except as auditors and consultants on accounting procedures and tax matters. Additionally, during the two fiscal years ended December 31, 2003 and 2002, there were no consultations between the Company and KPMG LLP regarding application of an accounting principle, the type of audit opinion that might be issued on the Company’s financial statements, or on any other matter.

Although not required to do so, the Board of Directors chose to submit its appointment of KPMG LLP for ratification by the Company’s shareholders. This matter was submitted to the Company’s shareholders for ratification during the Company’s annual meeting held on February 26, 2004 and is more fully described in the Company’s proxy statement to be filed with the Commission.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-14(c) and 15d-14(c), a company’s “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

As of December 31, 2003, (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

Subsequent to the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART III
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors who are not also executive officers of the registrant, see “Directors of HHC” (Pages 6 & 7) in the Proxy Statement for the Annual Meeting of Shareholders held February 26, 2004, which was filed by the Registrant in definitive form with the Commission on January 30, 2004 and is incorporated herein by reference.

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

George A. Schloegel

Director of the Company since 1984. President, Hancock Bank, Gulfport, Mississippi, since 1990, Vice Chairman of the Board of Hancock Holding Company since 1984 and named Chief Executive Officer, Hancock Holding Company 2000; Director of Hancock Bank of Louisiana, since 1990 and named President in July 2003; Director of Mississippi Power Company, Gulfport, Mississippi. Mr. Schloegel was employed part-time with Hancock Bank from 1956-1959 and began full-time employment in 1962. He served in various capacities until being named President in 1990.

A. Hartie Spence

Chairman of the Board, Hancock Bank of Louisiana since 1996. President, Hancock Bank of Louisiana from 1997 through June 2003. Prior to that Mr. Spence served as President, Calcasieu Marine National Bank, Lake Charles, Louisiana from 1987 to 1996.

Charles A. Webb, Jr.

Executive Vice President and Secretary, Hancock Holding Company since 1992; Director Hancock Bank since 1995; Executive Vice President, Hancock Bank since 1977 and named Vice Chairman in July 2003; Director, Hancock Bank of Louisiana since 1990. Mr. Webb has been employed with Hancock Bank since 1948. He served as Vice President and Secretary of the Company from 1984 until 1992.

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

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of this Code of Ethics can be found at the Company’s internet website at www.hancockbank.com. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company’s internet website within five business days following such amendment or waiver. The information contained on or connected to the Company’s internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

ITEM 11 - EXECUTIVE COMPENSATION

For information concerning this item see “Executive Compensation” (pages 10-16) in the Proxy Statement for the Annual Meeting of Shareholders held February 26, 2004, which was filed by the Registrant in definitive form with the Commission on January 30, 2004 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning this item see “Security Ownership of Certain Beneficial Owners” (page 8) and “Security Ownership of Management” (page 9) in the Proxy Statement for the Annual Meeting of Shareholders held February 26, 2004, which was filed by the Registrant in definitive form with the Commission on January 30, 2004 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning this item see “Certain Transactions and Relationships” (Page 16) in the Proxy Statement for the Annual Meeting of Shareholders held February 26, 2004, which was filed by the Registrant in definitive form with the Commission on January 30, 2004 and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning this item, see “Principal Accounting Firm Fees” on Page 20 of the Company’s Proxy Statement for the Annual Meeting of Shareholders held February 26, 2004, which was filed by the Registrant in definitive form with the Commission on January 30, 2004 and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Hancock Holding Company and Consolidated Subsidiaries
(a) 1. and 2. Consolidated Financial Statements:

The following have been incorporated herein from the Company’s 2003 Annual Report to Stockholders and are incorporated herein by reference:

-        Independent Auditors' Report
-        Consolidated Balance Sheets as of December 31, 2003 and 2002
-        Consolidated Statements of Earnings for the three years ended December 31, 2003
-        Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2003
-        Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2003
-        Consolidated Statements of Cash Flows for the three years ended December 31, 2003
-        Notes to Consolidated Financial Statements for the three years ended December 31, 2003
-        Financial Highlights at and as of each of the five years ended December 31, 2003

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

     (13)      Annual Report to Stockholders for year ending December 31, 2003 furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

     (21)      Proxy Statement for the Registrant's Annual Meeting of Shareholders on February 26, 2004 (deemed "filed"
               for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

     (22)      Subsidiaries of the Registrant.

                                              Jurisdiction            Holder of
               Name                         of Incorporation      Outstanding Stock*
               ----                         ----------------      -----------------

     Hancock Bank                              Mississippi      Hancock Holding Company
     Hancock Bank of Louisiana                 Louisiana        Hancock Holding Company
     Magna Insurance Company                   Mississippi      Hancock Holding Company
     Hancock Bank Securities Corporation       Mississippi      Hancock Bank
     Hancock Insurance Agency                  Mississippi      Hancock Bank
     Hancock Investment Services, Inc.         Mississippi      Hancock Bank
     Hancock Investment Services of MS, Inc.   Mississippi      Hancock Investment Services, Inc.
     Hancock Investment Services of LA, Inc.   Louisiana        Hancock Investment Services, Inc.
     Town Properties, Inc.                     Mississippi      Hancock Bank
     The Gulfport Building, Inc.               Mississippi      Hancock Bank
     Harrison Finance Company                  Mississippi      Hancock Bank
     Hancock Mortgage Corporation              Mississippi      Hancock Bank and
                                                                Hancock Bank Securities Corporation
     HBLA Properties, LLC                      Louisiana        Hancock Bank of Louisiana
     Harrison Life Insurance Company           Mississippi      79% owned by Hancock Bank

               * All are 100% owned except as indicated.

     (23)      Independent Auditors' Consent

     (31)      Rule 13a-14(a)/15d-14(a) - Certifications of George A. Schloegel and Carl J. Chaney

     (32)      Section 1350 Certifications of George A. Schloegel and Carl J. Chaney

(b) Reports on Form 8-K:

          1.       A Form 8-K was filed on October 1, 2003 for the purpose of announcing, by press release, the Company's
                   CEO, George Schloegel's participation in the Wall Street Reporters' analysts roundtable conference call on September 30, 2003.

          2.       A Form 8-K was filed on October 15, 2003 for the purpose of announcing, by press release, that the
                   Company's earnings for the first 9 months of 2003 were up 6 percent compared to the first 9 months of 2002.

          3.       A Form 8-K was filed on January 6, 2004 for the purpose of announcing, by press release, that the
                   Company had completed the purchase of Magna Insurance Company on December 31, 2003.

(c):
          Not applicable.

 (d):
          Not applicable.

                                            SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 HANCOCK HOLDING COMPANY
                                                              --------------------------------
                                                                         Registrant

March 11, 2004                            By:  /s/ George A. Schloegel
-----------------                            ------------------------------
     Date                                      George A. Schloegel
                                               Vice-Chairman of the Board
                                               Chief Executive Officer

March 11, 2004                            By:  /s/ Carl J. Chaney
-----------------                            ------------------------------
     Date                                      Carl J. Chaney
                                               Executive Vice President &
                                               Chief Financial Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leo W. Seal, Jr.
------------------------------              President,                           March 11, 2004
Leo W. Seal, Jr.                            Director

/s/ Joseph F. Boardman, Jr.
------------------------------
Joseph F. Boardman, Jr.                     Chairman of the Board,               March 11, 2004
                                            Director

/s/ George A. Schloegel
------------------------------              Vice Chairman of the Board,          March 11, 2004
George A. Schloegel                         Director,
                                            Chief Executive Officer

------------------------------              Director , Emeritus                  March 11, 2004
Dr. Homer C. Moody, Jr.

------------------------------              Director                             March 11, 2004
James B. Estabrook, Jr.

/s/ Charles H. Johnson
------------------------------              Director                             March 11, 2004
Charles H. Johnson

/s/ L. A. Koenenn, Jr.
------------------------------              Director, Emeritus                   March 11, 2004
L. A. Koenenn, Jr.

(signatures continued)

/s/ Victor Mavar
------------------------------              Director, Emeritus                   March 11, 2004
Victor Mavar

/s/ Christine L. Smilek
------------------------------              Director                             March 11, 2004
Christine L. Smilek

/s/ Frank E. Bertucci
------------------------------              Director                             March 11, 2004
Frank E. Bertucci

/s/ James H. Horne
------------------------------              Director                             March 11, 2004
James H. Horne

/s/ Carl J. Chaney
------------------------------              Executive Vice President and         March 11, 2004
Carl J. Chaney                              Chief Financial Officer

/s/ Robert W. Roseberry
------------------------------              Director                             March 11, 2004
Robert W. Roseberry

Exhibit (23)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statements of Hancock Holding Company on Form S-8 (No. 333-11831) and on Form S-3 (No. 33-31782) of our report dated January 19, 2004 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2003.

/s/ DELOITTE & TOUCHE LLP DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 3, 2004