Form 10-Q
period 2004-03-31
HANCOCK HOLDING CO
filed 2004-05-10
CIK 750577

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

For Quarter Ending       March 31, 2004
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

32,518,837 common shares were outstanding as of April 30, 2004 for financial statement purposes.

                                         HANCOCK HOLDING COMPANY
                                         -----------------------

                                                  INDEX
                                                  -----

PART I.  FINANCIAL INFORMATION                                                           PAGE NUMBER
-------------------------------                                                          -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets (Unaudited)--
  March 31, 2004 and December 31, 2003                                                       3

  Condensed Consolidated Statements of Earnings (Unaudited) --
  Three months Ended March 31, 2004 and 2003                                                 4

  Condensed Consolidated Statements of Common Stockholders' Equity and
  Comprehensive Income (Unaudited) - Three Months Ended
  March 31, 2004 and Year Ended December 31, 2003                                            5

  Condensed Consolidated Statements of Cash Flows (Unaudited) --
  Three months Ended March 31, 2004 and 2003                                                 6

  Notes to Unaudited Condensed Consolidated Financial Statements                             7

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                             13

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                         21

ITEM 4.  Controls and Procedures                                                            22

PART II.  OTHER INFORMATION
----------------------------

ITEM 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity
         Securities                                                                         23

ITEM 4.  Submission of Matters to a Vote of Security Holders                                23

ITEM 6.  Exhibits and Reports on Form 8-K                                                   24

SIGNATURES                                                                                  25
----------

                                              PART I  FINANCIAL INFORMATION
                                              -----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                         ----------------------------------------
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           -------------------------------------
                                                  (amounts in thousands)

                                                                          (Unaudited)
                                                                            March 31,           December 31,
                                                                              2004                   2003*
                                                                        -------------------  -------------------

ASSETS:
    Cash and due from banks (non-interest bearing)                           $   163,849            $   178,082
    Interest-bearing time deposits with other banks                                6,250                  5,554
    Securities available for sale, at fair value
       (amortized cost of $1,193,274 and $1,115,404)                           1,203,752              1,118,066
    Securities held to maturity, at amortized cost
       (fair value of $152,036 and $169,451)                                     145,752                159,983
    Fed funds sold                                                                71,934                  5,734
    Loans                                                                      2,533,135              2,459,143
       Less: Allowance for loan losses                                           (37,500)               (36,750)
              Unearned income                                                    (10,257)               (10,499)
                                                                           --------------    -------------------
          Loans, net                                                           2,485,378              2,411,894
    Property and equipment, net of accumulated
       depreciation of $73,342 and $72,034                                        72,313                 73,332
    Other real estate, net                                                         4,994                  5,439
    Accrued interest receivable                                                   21,324                 23,125
    Goodwill, net                                                                 54,510                 49,100
    Other intangible assets, net                                                  11,196                  8,131
    Life insurance contracts                                                      76,965                 51,165
    Other assets                                                                  47,449                 60,753
                                                                           --------------    -------------------
          TOTAL ASSETS                                                      $  4,365,666           $  4,150,358
                                                                           ==============    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing demand                                           $   650,867            $   636,745
       Interest-bearing savings, NOW, money market
          and time                                                             2,979,806              2,811,102
                                                                           --------------    -------------------
             Total deposits                                                    3,630,673              3,447,847
    Fed funds purchased                                                              975                      -
    Securities sold under agreements to repurchase                               163,159                150,096
    Short-term notes                                                                   -                  9,400
    Long-term notes                                                               50,356                 50,428
    Other liabilities                                                             72,934                 57,706
                                                                           --------------    -------------------
          TOTAL LIABILITIES                                                    3,918,097              3,715,477

CONVERTIBLE PREFERRED STOCK:
    Preferred Stock - $20 par value, 50,000,000 shares authorized
       and 1,658,187 issued at December 31, 2003; converted to                         -                 37,067
       common stock February 2004
COMMON STOCKHOLDERS' EQUITY:
    Common Stock-$3.33 par value per share; 75,000,000
       shares authorized, 32,251,840 and 33,216,240 issued,
       respectively                                                              110,729                 55,305
    Capital surplus                                                              139,166                145,125
    Retained earnings                                                            201,898                247,001
    Accumulated other comprehensive loss, net                                     (1,232)                (6,304)
    Unearned compensation                                                         (2,150)                  (957)
    Treasury stock (28,078 and 2,191,102 shares, respectively)                      (842)               (42,356)
                                                                           --------------    -------------------
          TOTAL COMMON STOCKHOLDERS' EQUITY                                      447,569                397,814
                                                                           --------------    -------------------
          TOTAL LIABILITIES, PREFERRED STOCK
          AND COMMON STOCKHOLDERS' EQUITY                                   $  4,365,666           $  4,150,358
                                                                           ==============    ===================

* The balance sheet at December 31, 2003 has been derived from the audited balance sheet at that date.
  See notes to unaudited condensed consolidated financial statements.

                                           HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                           ----------------------------------------
                                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                        ---------------------------------------------
                                                          (UNAUDITED)
                                                          -----------
                                           (amounts in thousands except per share)

                                                                         Three Months Ended March 31,
                                                                       -------------------------------
                                                                             2004             2003
                                                                       ------------      -------------
INTEREST INCOME:
  Loans, including fees                                                 $  40,348          $  38,368
  U. S. Treasury securities                                                    48                412
  Obligations of U. S. government agencies                                  3,783              5,706
  Obligations of states and political subdivisions                          2,184              2,493
  Mortgage-backed securities                                                3,900              1,474
  CMOs                                                                      3,038              4,419
  Federal funds sold                                                          153                330
  Other investments                                                           388                414
                                                                       -----------     --------------
      Total interest income                                                53,842             53,616
                                                                       -----------     --------------

INTEREST EXPENSE:
  Deposits                                                                 12,440             14,618
  Federal funds purchased and securities sold
    under agreements to repurchase                                            342                371
  Long-term notes and other interest                                          688                592
                                                                       -----------     --------------
      Total interest expense                                               13,470             15,581
                                                                       -----------     --------------

NET INTEREST INCOME                                                        40,372             38,035
Provision for loan losses                                                   3,536              3,020
                                                                       -----------     --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        36,836             35,015
                                                                       -----------     --------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                      10,230             10,155
  Other service charges, commissions and fees                               7,151              5,154
  Securities transactions gains                                               149                455
  Gain on sale of branches                                                  2,258                  -
  Other income                                                              2,850              2,030
                                                                       -----------     --------------
      Total non-interest income                                            22,638             17,794
                                                                       -----------     --------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                           22,896             20,171
  Net occupancy expense of premises                                         2,413              2,117
  Equipment rentals, depreciation and maintenance                           2,326              2,086
  Amortization of intangibles                                                 325                178
  Other expense                                                            11,302              8,439
                                                                       -----------     --------------
      Total non-interest expense                                           39,262             32,991
                                                                       -----------     --------------

EARNINGS BEFORE INCOME TAXES                                               20,212             19,818
Income taxes                                                                6,068              6,156
                                                                       -----------     --------------
NET EARNINGS                                                               14,144             13,662
PREFERRED DIVIDEND REQUIREMENT                                                  -                663
                                                                       -----------     --------------
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS                           $  14,144          $  12,999
                                                                       ===========     ==============
BASIC EARNINGS PER COMMON SHARE                                         $    0.44          $    0.42
                                                                       ===========     ==============
DILUTED EARNINGS PER COMMON SHARE                                       $    0.43          $    0.41
                                                                       ===========     ==============
DIVIDENDS PAID PER COMMON SHARE                                         $   0.125          $   0.105
                                                                       ===========     ==============
WEIGHTED AVG. COMMON SHARES OUTSTANDING-BASIC                              32,048             30,884
                                                                       ===========     ==============
WEIGHTED AVG. COMMON SHARES OUTSTANDING-DILUTED                            32,632             33,512
                                                                       ===========     ==============

See notes to unaudited condensed consolidated financial statements

                                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                         ----------------------------------------
                            CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                            ----------------------------------------------------------------
                                                AND COMPREHENSIVE INCOME
                                                ------------------------
                                                      UNAUDITED
                                                      ---------
                                      (amounts in thousands, except per share data)

                                                                                  Accumulated
                                                                                    Other
                                                                                 Comprehensive
                                               Common      Capital   Retained       Income       Unearned      Treasury
                                                Stock      Surplus   Earnings     (Loss), Net   Compensation     Stock
                                           ----------   -----------  ----------   ------------- ------------   ---------
Balance, January 1, 2003                   $   55,305   $  145,950   $ 208,253     $  10,049    $     (552)   $ (31,492)
Net earnings                                                            54,955
Cash  dividends  -  $.44  per  common                                  (13,554)
Cash  dividends - $1.60 per preferred                                   (2,653)
Minimum pension liability adjustment, net                                            (1,574)
Change in unrealized gain on
  securities available for sale, net                                                (14,779)
Transactions relating to restricted
  stock grants, net                                                                                   (405)
Treasury stock transactions, net                              (825)                                             (10,864)
                                           ----------   -----------  ----------   ------------- ------------   ---------
Balance, December 31, 2003                     55,305      145,125     247,001       (6,304)          (957)     (42,356)
Net earnings                                                            14,144
Cash  dividends  - $0.125  per common                                   (3,942)
100% stock dividend                            55,305                  (55,305)
Preferred stock conversion                                  (5,521)                                              42,624
Change in unrealized loss on
  securities available for sale, net                                                  5,072
Transactions relating to restricted
  stock grants, net                                                                                 (1,193)
New shares issued                                119
Treasury stock transactions, net                              (438)                                              (1,110)
                                           ----------   -----------  ----------   ------------- ------------   ---------
Balance, March 31, 2004                    $ 110,729    $  139,166  $ 201,898     $  (1,232)    $   (2,150)    $   (842)
                                           ==========   ===========  ==========   ============= ============   =========

See notes to unaudited condensed consolidated financial statements

                                      HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                      ----------------------------------------
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -----------------------------------------------
                                                       UNAUDITED
                                                       ----------
                                                  (amounts in thousands)

                                                                           Three Months Ended March 31,
                                                                     ----------------------------------------
                                                                          2004                     2003
                                                                     ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                    $      14,144            $     13,662
         Adjustments to reconcile net earnings to net
             cash provided by operating activities:
                Depreciation                                                  1,655                   1,682
                Amortization of software                                        670                     674
                Provision for loan losses                                     3,536                   3,020
                Provision for losses on other real estate owned                  95                       8
                Gain on sales of securities available for sale                 (149)                   (455)
                Gain on sale of branches                                     (2,300)                      -
                Amortization of intangible assets                               325                     178
                Decrease (increase) in interest receivable                    2,000                    (450)
                Increase in accrued expenses                                  5,998                   6,316
                Increase (decrease) in other liabilities                      9,463                  (1,666)
                Decrease in interest payable                                   (708)                   (889)
                Increase in unearned premiums                                13,858                       -
                Decrease in miscellaneus receivable                          14,207                       -
                Other, net                                                   (1,523)                 (7,673)
                                                                    ----------------        ----------------
         Net cash provided by operating activities                           61,271                  14,407
                                                                    ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) in interest-bearing time deposits                         (696)                 (2,260)
      Proceeds from maturities of securities held
         to maturity                                                         14,230                  27,765
      Proceeds from sales and maturities of securities
         available for sale                                                 210,936                 385,456
      Purchase of securities available for sale                            (287,136)               (593,571)
      Net (increase) decrease in federal funds sold                         (52,702)                  9,146
      Net increase in loans                                                 (57,509)                (15,558)
      Purchase of property, equipment and software, net                        (847)                 (2,775)
      Proceeds from sales of other real estate                                1,052                   1,395
      Premiums paid on bank owned life insurance contracts                  (25,000)                      -
      Net cash paid in connection with sale transaction                     (22,351)                      -
      Net cash (paid) received in connection purchase transaction           (15,364)                 38,933
                                                                    ----------------        ----------------
         Net cash used in investing activities                             (235,387)               (151,469)
                                                                    ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                              160,516                 118,221
      Dividends paid                                                         (3,942)                 (3,961)
      Net increase in federal funds purchased and
         securities sold under agreements to repurchase                      14,038                  13,790
      Treasury stock transactions, net                                       (1,110)                    (52)
      Conversion of preferred stock to cash                                    (147)                      -
      Repayment of short-term note                                           (9,400)                      -
      Reductions of long-term notes                                             (72)                   (160)
                                                                    ----------------        ----------------
         Net cash provided by financing activities                          159,883                 127,838
                                                                    ----------------        ----------------

NET DECREASE IN CASH AND DUE FROM BANKS                                     (14,233)                 (9,224)

CASH AND DUE FROM BANKS, BEGINNING                                          178,082                 187,786
                                                                    ----------------        ----------------

CASH AND DUE FROM BANKS, ENDING                                       $     163,849            $    178,562
                                                                    ================        ================

SUPPLEMENTAL INFORMATION:

      Income taxes paid                                               $       2,687            $        112
      Interest paid                                                          14,063                  16,470

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

      Transfers from loans to other real estate                       $       1,403            $      1,828

See notes to unaudited condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(At and For the Three Months Ended March 31, 2004 and 2003)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank, Hancock Bank of Louisiana and Hancock Bank of Florida and other subsidiaries. All material intercompany profits, transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company’s 2003 Annual Report to Shareholders.

COMPREHENSIVE EARNINGS

Following is a summary of the Company’s comprehensive earnings for the three months ended March 31, 2004 and 2003.

                                                                 (Amounts in thousands)
                                                               Three Months Ended March 31,
                                                             --------------------------------
                                                                   2004              2003
                                                             --------------    --------------
Net earnings                                                   $    14,144       $    13,662

     Other comprehensive (loss) income
         (net of income tax):

     Unrealized holding gains (losses) on
         securities available for sale, net of tax
         of $2,215 and ($1,480), respectively                        5,169            (3,295)

     Reclassification adjustments for gains
         included in earnings, net of tax
         of ($59) and ($159), respectively                             (97)             (296)
                                                             --------------    --------------
 Total Comprehensive Earnings                                  $    19,216       $    10,071
                                                             ==============    ==============
ACQUISITIONS

During March 2004, the Company acquired the majority of loans, securities and deposits of the former Guaranty National Bank of Tallahassee, Florida. The Office of the Comptroller of Currency closed all locations of Guaranty National on March 12, 2004. With the transaction, the Company acquired five locations with approximately $40.0 million in performing loans and approximately $69.1 million in deposits from the Federal Deposit Insurance Corporation (FDIC) for a premium of $13.6 million, or 20 % of acquired deposits. In accounting for the transaction, management considered it to be an "acquisition of business" and accordingly, accounted for it as a purchase under Statement of Financial Accounting Standards No. 141. Final allocation of asset fair values is pending receipt of an appraisal.

STOCK BASED COMPENSATION

The Company applies the Accounting Practices Board (APB) Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. The Company has adopted the disclosure-only option under Statement of Financial Accounting Standards (SFAS) No. 123. Had compensation costs for the Company’s stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company’s net earnings and earnings per share would have been as indicated below:

                                                                     (Amounts in thousands)
                                                                   Three Months Ended March 31,
                                                               -----------------------------------
                                                                      2004               2003
                                                               ----------------   ----------------
Net earnings available to common
     stockholders:
     As reported                                                     $  14,144          $  12,999
     Deduct total stock based compensation
       determined under the fair value method,
       net of tax                                                         (145)              (300)
                                                               ----------------   ----------------
     Pro forma net earnings available to
     common stockholders                                             $  13,999          $  12,699
                                                               ================   ================
Basic earnings per share:
     As reported                                                     $    0.44          $    0.42
     Pro forma                                                       $    0.44          $    0.41

Diluted earnings per share:
     As reported                                                     $    0.43          $    0.41
     Pro forma                                                       $    0.43          $    0.40
STOCK SPLIT

On February 26, 2004 the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% common stock dividend. The additional shares were payable March 18, 2004 to shareholders of record at the close of business on March 8, 2004.

All information concerning earnings per share, dividends per share, and number of shares outstanding has been adjusted to give effect to this split.

SELECTED FINANCIAL DATA

The following tables present selected comparative financial data. All share and per share data has been restated to reflect the 100% stock dividend made March 18, 2004.

(amounts in thousands, except per share data)
                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                               2004             2003
                                                          -------------   --------------
Per Common Share Data
Earnings per share:
    Basic                                                      $0.44              $0.42
    Diluted                                                    $0.43              $0.41
Cash dividends per share                                      $0.125             $0.105
Book value per share (period end)                             $13.75             $12.72
Tangible book value per share (period end)                    $11.73             $10.80
Weighted average number of shares:
    Basic                                                     32,048             30,884
    Diluted                                                   32,632             33,512
Period end number of shares                                   32,558             30,870
Market data:
    High closing price                                        $32.00             $23.47
    Low closing price                                         $27.08             $21.40
    Period end closing price                                  $30.96             $21.53
    Trading volume                                             2,745              2,843

(amounts in thousands, except per share data)
                                                                                 Three Months Ended March 31,
                                                                             ----------------------------------
                                                                                 2004                 2003
                                                                             --------------    ----------------
Performance Ratios
Return on average assets                                                             1.33%               1.37%
Return on average common equity                                                     13.01%              14.08%
Earning asset yield (Tax Equivalent ("TE"))                                          5.82%               6.05%
Total cost of funds                                                                  1.41%               1.71%
Net interest margin (TE)                                                             4.41%               4.34%
Non-interest expense as a percent of total revenue (TE)
    before amortization of purchased intangibles, gain on sale of
    branches and securities transactions                                            62.34%              57.33%
Average common equity as a percent of average total assets                          10.24%               9.73%
Leverage ratio (period end)                                                          8.97%               9.05%
FTE Headcount                                                                        1,717               1,746

Asset Quality Information
Non-accrual loans                                                                   $9,670             $11,949
Foreclosed assets                                                                   $5,212              $5,230
Total non-performing assets                                                        $14,882             $17,179
Non-performing assets as a percent of loans and foreclosed assets                    0.59%               0.81%
Accruing loans 90 days past due                                                     $5,011              $6,039
Accruing loans 90 days past due as a percent of loans                                0.20%               0.28%
Non-performing assets + accruing loans 90 days past due
  to loans and foreclosed assets                                                     0.79%               1.09%
Net charge-offs                                                                     $2,786              $3,020
Net charge-offs as a percent of average loans                                        0.45%               0.59%
Allowance for loan losses                                                          $37,500             $34,740
Allowance for loan losses as a percent of period end loans                           1.49%               1.64%
Allowance for loan losses to NPAs + accruing loans 90 days past due                188.51%             149.63%
Provision for loan losses                                                           $3,536              $3,020
Provision for loan losses to net charge-offs                                       126.92%             100.00%

Average Balance Sheet
Total loans                                                                     $2,477,971          $2,093,209
Securities                                                                       1,287,487           1,466,360
Short-term investments                                                              75,311             140,805
Earning assets                                                                   3,840,769           3,700,374
Allowance for loan losses                                                          (36,927)            (34,740)
Other assets                                                                       467,781             379,632
Total assets                                                                    $4,271,623          $4,045,265

Non-interest bearing deposits                                                     $622,271            $582,992
Interest bearing transaction deposits                                            1,808,254           1,651,450
Time deposits                                                                    1,101,385           1,122,536
Total interest bearing deposits                                                  2,909,639           2,773,986
Total deposits                                                                   3,531,911           3,356,978
Other borrowed funds                                                               229,352             223,895
Other liabilities                                                                   64,080              33,726
Preferred stock                                                                      9,009              37,069
Common shareholders' equity                                                        437,272             393,597
Total liabilities, preferred stock & common equity                              $4,271,623          $4,045,265

(amounts in thousands, except per share data)

                                                            Three Months Ended March 31,
                                                         ----------------------------------
                                                              2004                2003
                                                         --------------    ----------------
Period end Balance Sheet
Commercial/real estate loans                                $1,319,388          $1,073,526
Mortgage loans                                                 388,447             314,048
Direct consumer loans                                          483,019             495,388
Indirect consumer loans                                        275,810             190,719
Finance Company loans                                           56,216              47,657
Total loans                                                  2,522,878           2,121,338
Securities                                                   1,349,504           1,661,626
Short-term investments                                          78,185              40,371
Earning assets                                               3,950,567           3,823,335
Allowance for loan losses                                      (37,500)            (34,740)
Other assets                                                   452,600             364,592
Total assets                                                $4,365,666          $4,153,186

Non-interest bearing deposits                                 $650,867            $611,901
Interest bearing transaction deposits                        1,818,983           1,700,917
Time deposits                                                1,160,823           1,146,078
Total interest bearing deposits                              2,979,806           2,846,995
Total deposits                                               3,630,673           3,458,895
Other borrowed funds                                           214,859             226,931
Other liabilities                                               72,566              37,526
Preferred stock                                                      -              37,069
Common shareholders' equity                                    447,569             392,765
Total liabilities, preferred stock & common equity          $4,365,666          $4,153,186

Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans                                    $1,159                $741
Mortgage loans                                                      (1)                 35
Direct consumer loans                                              637               1,251
Indirect consumer loans                                            442                 588
Finance company loans                                              549                 405
Total net charge-offs                                           $2,786              $3,020

Net charge-offs to average loans:
Commercial/real estate loans                                     0.36%               0.28%
Mortgage loans                                                   0.00%               0.05%
Direct consumer loans                                            0.53%               1.04%
Indirect consumer loans                                          0.66%               1.19%
Finance Company loans                                            3.98%               3.46%
Total net charge-offs to average loans                           0.45%               0.59%

(amounts in thousands, except per share amounts)
                                                                  Three Months Ended March 31,
                                                                --------------------------------
                                                                     2004               2003
                                                                -------------   ----------------
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans                                                                 64.52%             56.57%
Securities                                                            33.52%             39.63%
Short-term investments                                                 1.96%              3.81%
Earning assets                                                       100.00%            100.00%

Non-interest bearing deposits                                         16.20%             15.75%
Interest bearing transaction deposits                                 47.08%             44.63%
Time deposits                                                         28.68%             30.34%
Total deposits                                                        91.96%             90.72%
Other borrowed funds                                                   5.97%              6.05%
Other net interest-free funding sources                                2.07%              3.23%
Total funding sources                                                100.00%            100.00%

Loan mix:
Commercial/real estate loans                                          52.44%             50.72%
Mortgage loans                                                        14.82%             14.07%
Direct consumer loans                                                 19.67%             23.83%
Indirect consumer loans                                               10.83%              9.11%
Finance Company loans                                                  2.24%              2.27%
Total loans                                                          100.00%            100.00%

Average dollars (in thousands)
Loans                                                             $2,477,971         $2,093,209
Securities                                                         1,287,487          1,466,360
Short-term investments                                                75,311            140,805
Earning assets                                                    $3,840,769         $3,700,374

Non-interest bearing deposits                                       $622,271           $582,992
Interest bearing transaction deposits                              1,808,254          1,651,450
Time deposits                                                      1,101,385          1,122,536
Total deposits                                                     3,531,911          3,356,978
Other borrowed funds                                                 229,352            223,895
Other net interest-free funding sources                               79,506            119,501
Total funding sources                                             $3,840,769         $3,700,374

Loans:
Commercial/real estate loans                                      $1,299,399         $1,061,644
Mortgage loans                                                       367,320            294,611
Direct consumer loans                                                487,452            498,822
Indirect consumer loans                                              268,311            190,648
Finance Company loans                                                 55,488             47,484
Total average loans                                               $2,477,971         $2,093,209
SALE OF BRANCHES

On March 8, 2004, the Company completed the sale of four Louisiana branches to Sabine State Bank, resulting in a $2.3 million pre-tax gain. The branches that were sold were acquired in the 1999 American Security Bank purchase. The Company made a cash payment of approximately $20 million whereby approximately $19.7 million in loans were transferred and $42.9 million in deposits liabilities assumed by Sabine State Bank in this transaction.

STOCK REDEMPTION

On February 4, 2004 the Company completed the redemption/conversion of substantially all $37.1 million of the 8% Cumulative Convertible Preferred Stock issued in partial payment for the acquisition of Lamar Capital Corporation in July, 2001. The conversion factor was .6666 shares of Hancock Holding Company common stock for each share of the preferred stock. A total of 7,304 shares of the preferred stock was redeemed for cash at the contract price of $20.00 per share plus pro rated dividends of $0.1511 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides management’s analysis of certain factors that have affected the Company’s financial condition and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.

CHANGES IN FINANCIAL CONDITION

Liquidity

The Company manages liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and securities held to maturity and sales and maturities of securities available for sale.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                    March 31,       December 31,
                                                      2004              2003
                                                --------------     -------------

Total securities to total deposits                   37.17%             37.07%

Total loans (net of unearned
     income) to total deposits                       69.49%             71.02%

Interest-earning assets
     to total assets                                 90.49%             90.06%

Interest-bearing deposits
     to total deposits                               82.07%             81.53%
Loans and Allowance for Loan Losses

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                               Three Months Ended March 31,
                                                        ----------------------------------------
                                                               2004                  2003
                                                        ----------------        ----------------

Balance of allowance for loan losses
  at beginning of period                                   $     36,750            $     34,740
  Provision for loan losses                                       3,536                   3,020
Loans charged-off:
     Commercial, Real Estate & Mortgage                           2,407                   1,103
     Direct & Indirect Consumer                                   1,611                   2,215
     Finance Company                                                664                     474
     Demand Deposit Accounts                                      1,013                     978
                                                        ----------------        ----------------
  Total charge-offs                                               5,695                   4,770
                                                        ----------------        ----------------
Recoveries of loans previously
  charged-off:
     Commercial, Real Estate & Mortgage                           1,249                     327
     Direct & Indirect Consumer                                     503                     601
     Finance Company                                                115                      69
     Demand Deposit Accounts                                      1,042                     753
                                                        ----------------        ----------------
  Total recoveries                                                2,909                   1,750
                                                        ----------------        ----------------
  Net charge-offs                                                 2,786                   3,020
                                                        ----------------        ----------------
  Balance of allowance for loan losses
    at end of period                                       $     37,500            $     34,740
                                                        ================        ================

The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:

                                                               Three Months Ended March 31,
                                                            ----------------------------------
                                                                 2004                2003
                                                            --------------    ----------------
Ratios :
  Net charge-offs to average net loans                              0.45%               0.59%
  Net charge-offs to period-end net loans                           0.44%               0.59%
  Allowance for loan losses to average net loans                    1.51%               1.66%
  Allowance for loan losses to period-end net loans                 1.49%               1.64%
  Net charge-offs to loan loss allowance                            7.43%               8.69%
  Loan loss provision to net charge-offs                          126.92%             100.00%

Capital Resources

        The Company continues to maintain an adequate capital position. The ratios as of March 31, 2004 and
December 31, 2003 are as follows:

                                                          March 31,      December 31,
                                                            2004             2003
                                                     -------------      --------------

Average equity to average assets (1)                       10.24%            9.63%
Total capital to risk-weighted assets (2)                  14.30%           14.88%
Tier 1 capital to risk-weighted assets (3)                 13.05%           13.65%
Leverage capital to average total assets (4)                8.97%            9.29%

(1)     Equity capital consists of common stockholder's equity (excluding unrealized gains/(losses)).

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

(4)     Leverage capital consists of equity capital less goodwill and core deposit intangibles.  Regulations require a minimum 3% leverage capital ratio for an entity to be considered adequately capitalized
RESULTS OF OPERATIONS

Net Earnings

Net earnings increased approximately $500,000 or 4% for the first quarter of 2004 compared to the first quarter of 2003. Following is selected information for quarterly and year-to-date comparison:

                                                                 Three Months Ended March 31,
                                                                -------------------------------
                                                                     2004              2003
                                                                -------------    --------------

Results of Operations:

     Return on average assets                                         1.33%            1.37%

     Return on average equity                                        13.01%           14.08%

Net Interest Income:

     Yield on average interest-earning assets (TE)                    5.82%            6.05%

     Cost of average interest-bearing funds                           1.73%            2.11%

                                                                -------------    --------------

     Net interest spread (TE)                                         4.09%            3.94%
                                                                =============    ==============

     Net interest margin (TE)
         (net interest income on a tax-equivalent basis
         divided by average interest-earning assets)                  4.41%            4.34%
                                                                =============    ==============
Net Interest Income

Net interest income (te) for the first quarter of 2004 increased $2.3 million, or 6%, from the first quarter of 2003, but was $710,000, or 2%, lower than the fourth quarter of 2003. The Company’s net interest margin (te) was 4.41% in the first quarter of 2004, 7 basis points wider than the same quarter a year ago, but 13 basis points narrower than the previous quarter.

Compared to the same quarter a year ago, the primary driver of the $2.3 million increase in net interest income (te) was a $140 million, or 4%, increase in average earning assets mainly from average loan growth of $385 million, or 18%. Average deposit growth of $175 million, or 5%, along with a net decrease in the securities portfolio of $179 million, or 12%, funded the Company’s loan growth and related increase in earning assets. This overall improvement in earning asset mix enabled the Company to maintain its loan to deposit ratio at 70% in both the first quarter of 2004 and the prior quarter. In addition, loans now comprise 65% of the Company’s earning asset base, as compared to 57% for the same quarter a year ago. The net interest margin (te) widened 7 basis points as the reduction in total funding costs (30 basis points) more than offset the decline in the yield on loans, securities and short-term investments (23 basis points).

The lower level of net interest income (te) (down $710,000, or 2%) and net interest margin (13 basis points) as compared to the previous quarter was primarily due to a 22 basis point decline in total loan yield, partially offset by a larger earning asset base (average earning assets were up $71 million from the prior quarter). Average loans grew $84 million, or 4%, from the previous quarter and were funded largely through average deposit growth. Average deposits were up $117 million, or 3%, from the prior quarter primarily due to a $119 million increase in interest-bearing transaction deposits. The loan to deposit ratio for the first quarter was unchanged at 70% in the current quarter as compared to the previous quarter. The yield on the Company’s $1.3 billion securities portfolio improved 6 basis points to 4.48%. The portfolio’s effective duration remains a relatively short 2.40 at March 31, 2004, a decrease from the 2.61 reported at December 31, 2003. Finally, the Company was able to reduce its overall funding costs by one basis point from the prior quarter, mostly through a 6 basis point reduction in the cost of interest-bearing deposits.

The following tables detail the components of the Company’s net interest spread and net interest margin.

                                                 Three Months Ended March 31,          Three Months Ended March 31,
                                              ---------------------------------    ----------------------------------
                                                              2004                                2003
                                              ---------------------------------    ----------------------------------
(dollars in thousands)                        Interest       Volume       Rate     Interest       Volume       Rate
                                              ---------------------------------    ----------------------------------
Average Earning Assets
Commercial & real estate loans (TE)           $17,925      $1,299,399     5.55%     $16,188     $1,061,644     6.18%
Mortgage loans                                  5,196         367,320     5.66%       4,723        294,611     6.41%
Consumer loans                                 15,816         811,252     7.84%      15,691        736,954     8.64%
Loan fees & late charges                        2,163               -     0.00%       2,381              -     0.00%
                                              ---------------------------------    ----------------------------------
  Total loans (TE)                             41,100       2,477,971     6.66%      38,983      2,093,209     7.54%

US treasury securities                             48          10,118     1.93%         412         50,265     3.33%
US agency securities                            3,783         371,647     4.07%       5,706        522,735     4.37%
CMOs                                            3,038         319,916     3.80%       4,419        544,997     3.24%
Mortgage backed securities                      3,900         367,585     4.24%       1,474        109,890     5.37%
Municipals (TE)                                 3,286         183,969     7.14%       3,740        206,975     7.23%
Other securities                                  367          34,252     4.29%         336         31,498     4.33%
                                              ---------------------------------    ----------------------------------
  Total securities (TE)                        14,422       1,287,487     4.48%      16,087      1,466,360     4.39%

Fed funds sold                                    153          64,192     0.96%         330        113,667     1.18%
Cds with banks                                      8           5,626     0.54%          13          5,204     1.04%
Other short-term investments                       13           5,493     0.97%          65         21,935     1.21%
                                              ---------------------------------    ----------------------------------
  Total short-term investments                    174          75,311     0.93%         408        140,805     1.18%

  Average earning assets yield (TE)           $55,696      $3,840,769     5.82%     $55,479     $3,700,374     6.05%

Interest-Bearing Liabilities
Interest-bearing transaction deposits         $ 3,838      $1,808,254     0.85%      $5,118     $1,651,450     1.26%
Time deposits                                   8,602       1,101,385     3.14%       9,499      1,122,536     3.43%
                                              ---------------------------------    ----------------------------------
   Total interest bearing deposits             12,440       2,909,639     1.72%      14,618      2,773,986     2.14%

Customer repos                                    338         169,830     0.80%         369        171,072     0.87%
Other borrowings                                  692          59,522     4.68%         594         52,823     4.56%
                                              ---------------------------------    ----------------------------------
  Total borrowings                              1,030         229,352     1.81%         963        223,895     1.74%

  Total interest bearing liab cost            $13,470      $3,138,992     1.73%     $15,581     $2,997,881     2.11%

Noninterest-bearing deposits                                  622,271                              582,992
Other net interest-free funding sources                        79,506                              119,501

Total Cost of Funds                           $13,470      $3,840,769     1.41%     $15,581     $3,700,374     1.71%

Net Interest Spread (TE)                      $42,226                     4.09%     $39,898                    3.94%

Net Interest Margin (TE)                      $42,226      $3,840,769     4.41%     $39,898     $3,700,374     4.34%

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

                                                                        At and For the
                                                         -----------------------------------------
                                                                 Three Months Ended March 31,
                                                          ----------------------------------------
                                                                 2004                   2003
                                                          ----------------      ------------------
Annualized net charge-offs to average loans                         0.45%               0.59%

Annualized provision for loan losses to average
     loans                                                          0.57%               0.59%

Average allowance for loan losses to average loans                  1.49%               1.66%

Gross charge-offs (1)                                         $     5,695         $     4,770

Gross recoveries                                              $     2,909         $     1,750

Non-accrual loans                                             $     9,670         $    11,949

Accruing loans 90 days or more past due                       $     5,011         $     6,039

(1)     Gross charge-offs were higher in 2004 primarily due to the removal of commercial credits that were deemed uncollectible.
Non-Interest Income

Non-interest income for the first quarter of 2004 was up $4.8 million, or 27.2%, compared to the same quarter a year ago and was up $2.4 million, or 12%, compared to the fourth quarter of 2003. The primary factor impacting the higher levels of non-interest income as compared to the prior quarter, as well as the same quarter a year ago, were higher levels of insurance fees mostly related to the December 31, 2003 purchase of Magna Insurance Company and a $2.3 million pre-tax gain on the sale of four Louisiana branches. In addition, other income increased $1.1 million primarily due to recording income on bank owned life insurance contracts that were purchased during the third quarter of 2003.

The components of non-interest income for the three months ended March 31, 2004 and 2003 are presented in the following table.

                                                    Three Months Ended March 31,
                                                 --------------------------------
(dollars in thousands)                                  2004             2003
                                                 -----------------   ------------
Service charges on deposit accounts                   $    10,230    $    10,155
Trust fees                                                  1,985          1,940
Credit card merchant discount fees                            861            801
Insurance fees                                              2,484            516
Investment & annuity fees                                     693            931
ATM fees                                                    1,128            966
Secondary mortgage market operations                          385            640
Other income                                                2,465          1,390
Gain on sale of branches                                    2,258              -
Securities transactions gains                                 149            455
                                                 -----------------   ------------
   Total non-interest income                          $    22,638    $    17,794
                                                 =================   ============

        There were no significant nonrecurring non-interest income items recorded in the first quarter of 2004 or 2003 that have not been disclosed above.

Non-Interest Expense

Operating expenses for the first quarter of 2004 were $6.3 million, or 19%, higher compared to the same quarter a year ago and were $3.7 million, or 10%, higher than the previous quarter. The increases from the same quarter a year ago were reflected in higher personnel expense (up $2.7 million) and higher other operating expense (up $1.7 million). The Company increased its amortization ($1.3 million) related to several deferred compensation contracts, which primarily caused the variance in personnel expense. Other operating expense was higher than the same quarter a year ago primarily due to costs associated with Magna Insurance Company as well as a $250,000 charge related to an accrual for contingent legal liabilities. The increase from the prior quarter was mainly due to higher personnel expense (up $3.7 million). The comparison to the prior quarter was impacted by approximately $1.6 million of incentive compensation reversals effected in the fourth quarter of 2003.

The following table presents the components of non-interest expense for the three months ended March 31, 2004 and 2003.

                                                    Three Months Ended March 31,
                                                   -----------------------------
(dollars in thousands)                                  2004             2003
                                                   -------------    ------------
Employee compensation                               $    16,940     $    16,293
Employee benefits                                         5,956          3,878
                                                   -------------    ------------
     Total personnel expense                             22,896          20,171
                                                   -------------    ------------
Equipment and data processing expense                     4,322           3,782
Net occupancy expense                                     2,413           2,117
Postage and communications                                2,081           2,138
Ad valorem and franchise taxes                              813             737
Legal and professional services                           1,385             830
Stationery and supplies                                     484             509
Amortization of intangible assets                           325             178
Advertising                                               1,087             765
Deposit insurance and regulatory fees                       211             218
Training expenses                                           128             141
Other real estate owned expense                             231             207
Other expense                                             2,886           1,198
                                                   -------------    ------------
   Total non-interest expense                       $    39,262     $    32,991
                                                   =============    ============

        There were no significant non-interest expense items recorded in the first quarter of 2004 or 2003 that have not been disclosed above.

Income Taxes

The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The amount of tax-exempt income earned during the first three months of 2004 was $3.3 million compared to $3.5 million for the comparable period in 2003.

Net Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                                 Three Months Ended March 31,
                                                               -----------------------------------
                                                                   2004                  2003
                                                               ---------------   -----------------
Net earnings - used in computation of diluted
      earnings per common share                                    $   14,144          $   13,662
Preferred dividend requirement                                              -                 663
                                                               ---------------   -----------------

Net earnings available to common stockholders -
      used in computation of basic earnings
      per common share                                             $   14,144          $   12,999
                                                               ===============   =================

Weighted average number of common shares
      outstanding - used in computation of
      basic earnings per common share                                  32,048              30,884
Effect of dilutive securities
      Stock options                                                       584                 416
      Convertible preferred stock                                           -               2,212
                                                               ---------------   -----------------

Weighted average number of common shares
      outstanding plus effect of dilutive
      securities - used in computation of
      diluted earnings per common share                                32,632              33,512
                                                               ===============   =================
Off Balance Sheet Transactions

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

At March 31, 2004 the Company had $510.5 million in unused loan commitments outstanding, of which approximately $313.0 million were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At March 31, 2004 the Company had $31.0 million in letters of credit issued and outstanding.

Tabular Disclosure of Contractual Obligations

The following table shows all significant contractual obligations of the Company at March 31, 2004 according to payments due by period.

as of March 31, 2004
                                                                  Payment due by period
                                                        ----------------------------------------
(dollars in thousands)                                     Less than        1-3            3-5     More than
                                                Total        1 year         years         years     5 years
                                          ------------  ------------  ------------  ------------  ----------
Certificates of Deposit                    $1,160,823      $489,194      $365,406      $306,214        $9
Short-Term Debt Obligations                   164,134       164,134             -             -         -
Long-Term Debt Obligations                     50,356            76            25        50,023       232
Operating Lease Obligations                    15,261         2,811         3,898         2,140     6,412
                                          ------------  ------------  ------------  ------------  ----------
  Total                                    $1,390,574      $656,215      $369,329      $358,377    $6,653
Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") 132 (revised 2003) - Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106 and a replacement of FASB Statement No. 132.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 132 (revised 2003), which revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by SFAS 87, Employers’ Accounting for Pensions, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, investment strategy, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements ending after December 15, 2003.

FASB Interpretation ("FIN") 46 and 46R - Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation were effective for all financial statements issued after January 31, 2003. The consolidation requirements applied to all variable interest entities created after January 31, 2003. This Interpretation was amended in October 2003 by FASB Staff Position (“FSP”) 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This FSP deferred the effective date for applying the provisions of FIN 46 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. As amended, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the end of annual or interim periods ending after December 15, 2003. In December 2003, FIN 46R was issued, which again deferred the effective date for interests held by public companies in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The Company adopted FIN 46 as prescribed. The effect of this Interpretation on the Consolidated Financial Statements was not material.

Statement of Position ("SOP") 03-3 - Accounting for Loans or Certain Debt Securities Acquired in a Transfer

In October 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (“accretable yield”) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (“nonaccretable difference”) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management is currently assessing the potential impact of this SOP to the Consolidated Financial Statements.

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

The Company also controls interest rate risk reductions by emphasizing non-certificate depositor accounts. The Board and management believe that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At March 31, 2004 the Company had $264.8 million of regular savings and club accounts and $1.2 billion of money market and NOW accounts, representing 50.7% of total interest-bearing depositor accounts.

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

As of March 31, 2004, there were no substantive changes from the net interest income at risk analysis presented by the Company as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2004, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

                                            PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On February 4, 2004 the Company completed the redemption/conversion of substantially all $37.1 million of the 8% Cumulative Convertible Preferred Stock issued in partial payment for the acquisition of Lamar Capital Corporation in
July, 2001. The conversion factor was .6666 shares of Hancock Holding Company common stock for each share of the preferred stock. A total of 7,304 shares of the preferred stock was redeemed for cash at the contract price of $20.00 per share plus pro rated dividends of $0.1511 per share.

        In July 2000, the Company announced the execution of a stock buyback program that provides for the repurchase of up to 10% of the Company's issued common stock.  The program authorizes the repurchase of approximately 3,320,000 shares of the Company's issued common stock.

         On February 26, 2004 the Company's Board of Directors declared a two-for-one stock split in the form of a 100% common stock dividend.  The additional shares were payable March 18, 2004 to shareholders of record at the close of business on March 8, 2004.

         All information concerning earnings per share, dividends per share, and number of shares outstanding has been adjusted to give effect to this split.

Issuer Purchases of Equity Securities

         The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer's equity securities.

                                          (a)                 (b)                      (c)                      (d)
                                                                                 Total number of          Maximum number
                                                                                shares purchased             of shares
                                        Total number                          as a part of publicly       that may yet be
                                        of shares or         Average Price       announced plans          purchased under
                                     units purchased        Paid per Share         or programs(1)        Plans or Programs
                                   ------------------     -----------------   --------------------    ---------------------

Jan. 1, 2004 - Jan. 31, 2004              39,754          $    27.8400              39,754                  950,870
Feb. 1, 2004 - Feb. 29, 2004              13,542(2)            28.5855              12,000                  938,870
Mar. 1, 2004 - Mar. 31, 2004              77,827(3)            29.7752                   -                  938,870
                                   ------------------     -----------------   --------------------
Total                                    131,123          $    29.0645              51,754
                                   ==================     =================   ====================

(1)  The Company publicly announced its stock buy-back program on July 18, 2000.
(2)  1,542 shares were purchased on the open market during February in order to satisfy obligations pursuant to the Company's long-term incentive plan that was established in 1996.
(3)  77,827 shares were purchased on the open market during March in order to satisfy obligations pursuant to the Company's long-term incentive plan that was established in 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A.       The Company's Annual Meeting was held on February 26, 2004.

     B.       The Directors elected at the Annual Meeting held on February 26, 2004 were:

                                                                           Votes Cast
                                                                           ----------
                                                                    Affirmed        Withheld
                                                                    --------        --------

               1.     James B. Estabrook, Jr.                     14,113,046         292,366
               2.     Robert W. Roseberry                         14,268,064         137,349
               3.     Leo W. Seal, Jr.                            14,266,636         138,777

               Continuing Directors:

               4.     Frank E. Bertucci, Jr.
               5.     Joseph F. Boardman, Jr.
               6.     James H. Horne
               7.     Charles H. Johnson, Sr.
               8.     George A. Schloegel
               9.     Christine L. Smilek

     C.       KPMG was approved as the independent public accountants of the Company and the approval was made with a favorable vote of 85%.

                           For                 Against               Abstained
                      ----------              --------              -----------
                      14,224,313               85,733                 95,785

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

           2.       A Form 8-K was filed on January 6, 2004 for the purpose of announcing, by press release, that the
                    Company had issued a notice of redemption to holders of its 8% Cumulative
                    Convertible Preferred Stock, Series A.

           3.       A Form 8-K was filed on January 22, 2004 for the purpose of announcing, by press release, that earnings for year ended December 31, 2003 were up 8%.

           4.       A Form 8-K was filed on January 26, 2004 for the purpose of announcing, by press release, that the
                    Company had dismissed Deloitte & Touche LLP as its independent auditors, after
                    Deloitte & Touche LLP completed the audit of the Company's financial statements for the year ended December 31, 2003.

           5.       A Form 8-K was filed on January 26, 2004 for the purpose of announcing, by press release, that the
                    Company's Board of Directors had appointed KPMG LLP, a firm of independent certified public accountants, as auditors for the fiscal year ending December 31,
                    2004, and until their successors are selected.

           6.       Due to a coding error, the Company filed a Form 8-K/A on February 5, 2004 for the purpose of amending the Form 8K filed January 26, 2004, which announced the dismissal of Deloitte &
                    Touche LLP as its independent auditors.

           7.       Due to a coding error, the Company filed a Form 8-K/A on February 5, 2004 for the purpose of amending the Form 8K filed January 26, 2004, which announced the appointment of KPMG LLP as its independent auditors.

           8.       A Form 8-K/A was filed on February 13, 2004 for the purpose of amending the Form 8K filed January 26,
                    2004, which announced the dismissal of Deloitte & Touche LLP as its independent auditors.

           9.       A Form 8-K was filed on February 24, 2004 for the purpose of announcing, by press release, that the
                    Company approved a regular first quarter 2004 common stock cash dividend of $0.25 per share, an increase of $0.02 per share, or 9%.

           10.      A Form 8-K was filed on February 27, 2004 for the purpose of announcing, by press release, that the
                    Company had declared a two-for-one stock split in the form of a 100 % common stock dividend.

           11.      A Form 8-K was filed on March 15, 2004 for the purpose of announcing, by press release, the Company's acquisition of all deposit liabilities of the former Guaranty National Bank of
                    Tallahassee, Florida from the Federal Deposit Insurance Commission (FDIC).

           12.      A Form 8-K was filed on March 19, 2004 for the purpose of announcing, by press release, the Company's acquisition of all approximately $40.0 million of performing loans of the former
                    Guaranty National Bank of Tallahassee, Florida from the Federal Deposit Insurance
                    Commission (FDIC).

                                               SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               HANCOCK HOLDING COMPANY
                                                       --------------------------------------
                                                                      Registrant

   May 7, 2004                     By:
-----------------------               -------------------------------------
      Date                             George A. Schloegel
                                       Vice-Chairman of the Board &
                                       Chief Executive Officer

   May 7, 2004                     By:
-----------------------               -------------------------------------
      Date                             Carl J. Chaney
                                       Executive Vice President &
                                       Chief Financial Officer