Form 10-Q
period 2004-06-30
HANCOCK HOLDING CO
filed 2004-08-09
CIK 750577

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

For Quarter Ending       June 30, 2004
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

32,510,843 common shares were outstanding as of July 31, 2004 for financial statement purposes.

                                         HANCOCK HOLDING COMPANY
                                         -----------------------

                                                  INDEX
                                                  -----

PART I.  FINANCIAL INFORMATION                                                           PAGE NUMBER
-------------------------------                                                          -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets (Unaudited)--
  June 30, 2004 and December 31, 2003                                                        3

  Condensed Consolidated Statements of Earnings (Unaudited) --
  Three and Six months Ended June 30, 2004 and 2003                                          4

  Condensed Consolidated Statements of Common Stockholders' Equity
  Equity (Unaudited) -- Six Months Ended June 2004 and Year Ended
  December 31, 2003                                                                          5

  Condensed Consolidated Statements of Cash Flows (Unaudited) --
  Six months Ended June 30, 2004 and 2003                                                    6

  Notes to Unaudited Condensed Consolidated Financial Statements                             7

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                             19

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                         28

ITEM 4.  Controls and Procedures                                                            31

PART II.  OTHER INFORMATION
----------------------------

ITEM 2.  Changes in Securities and Use of Proceeds                                          32

ITEM 6.  Exhibits and Reports on Form 8-K                                                   33

SIGNATURES                                                                                  34
----------

                                              PART I  FINANCIAL INFORMATION
                                              -----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                         ----------------------------------------
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           -------------------------------------
                                                  (amounts in thousands)

                                                                          (Unaudited)
                                                                            June 30,            December 31,
                                                                              2004                   2003*
                                                                        -------------------  -------------------

ASSETS:
  Cash and due from banks (non-interest bearing)                         $     165,842        $   178,082
  Interest-bearing time deposits with other banks                                8,318              5,554
  Federal funds sold                                                                 -              5,734
  Securities available for sale, at fair value
    (amortized cost of $1,250,846 and $1,115,404)                            1,226,070          1,118,066
  Securities held to maturity, at amortized cost
    (fair value of $152,886 and $169,451)                                      146,658            159,983
  Loans                                                                      2,624,134          2,459,143
    Less: Allowance for loan losses                                            (38,300)           (36,750)
          Unearned income                                                      (10,553)           (10,499)
                                                                        -------------------  -------------------
     Loans, net                                                              2,575,281          2,411,894
  Property and equipment, net of accumulated
    depreciation of $74,811 and $72,034                                         73,227             73,332
  Other real estate, net                                                         3,781              5,439
  Accrued interest receivable                                                   23,879             23,125
  Goodwill, net                                                                 56,474             49,100
  Other intangible assets, net                                                  13,581              8,131
  Life insurance contracts                                                      77,885             51,165
  Other assets                                                                  93,941             60,753
                                                                        -------------------  -------------------
     TOTAL ASSETS                                                         $  4,464,937         $4,150,358
                                                                         ==================  ===================
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing demand                                           $    644,941         $  636,745
    Interest-bearing savings, NOW, money market and time                     2,958,319          2,811,102
                                                                        -------------------  -------------------
        Total deposits                                                       3,603,260          3,447,847
  Federal funds purchased                                                       41,852                  -
  Securities sold under agreements to repurchase                               208,976            150,096
  Short-term notes                                                                   -              9,400
  Long-term notes                                                               50,283             50,428
  Other liabilities                                                            127,059             57,706
                                                                        -------------------  -------------------
     TOTAL LIABILITIES                                                       4,031,430          3,715,477

CONVERTIBLE PREFERRED STOCK:
  Preferred Stock - $20 par value, 50,000,000 shares authorized and 1,658,187 issued at December 31, 2003; converted to
    common stock February 2004                                                       -             37,067
COMMON STOCKHOLDERS' EQUITY:
  Common Stock-$3.33 par value per share; 75,000,000
    shares authorized, 33,262,392 and 33,216,240 issued,
    respectively                                                               110,764             55,305
  Capital surplus                                                              136,499            145,125
  Retained earnings                                                            214,188            247,001
  Accumulated other comprehensive loss, net                                    (24,039)            (6,304)
  Unearned compensation                                                         (1,995)              (957)
  Treasury stock, at cost, (64,079 and 2,191,102 shares, respectively)          (1,910)           (42,356)
                                                                        -------------------  -------------------
    TOTAL COMMON STOCKHOLDERS' EQUITY                                          433,507            397,814
                                                                        -------------------  -------------------
    TOTAL LIABILITIES, PREFERRED STOCK
    AND COMMON STOCKHOLDERS' EQUITY                                         $4,464,937         $4,150,358
                                                                        ===================  ===================

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

                                           HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                           ----------------------------------------
                                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                        ---------------------------------------------
                                                          (UNAUDITED)
                                                          -----------
                                           (amounts in thousands except per share)

                                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                                ---------------------------   ------------------------------
                                                                    2004            2003           2004             2003
                                                                -----------    ------------   -------------    -------------
INTEREST INCOME:
  Loans, including fees                                           $ 41,509        $ 39,375        $ 81,857         $ 77,743
  U. S. Treasury securities                                            115             400             163              812
  Obligations of U. S. government agencies                           4,711           4,665           8,494           10,371
  Obligations of states and political subdivisions                   2,057           2,339           4,241            4,832
  Mortgage-backed securities                                         4,294           3,367           8,194            4,841
  Collateralized mortgage obligations (CMOs)                         3,004           4,087           6,042            8,506
  Federal funds sold                                                    53             119             206              449
  Other investments                                                    575             275             963              690
                                                                -----------    ------------   -------------    -------------
      Total interest income                                         56,318          54,627         110,160          108,244
                                                                -----------    ------------   -------------    -------------

INTEREST EXPENSE:
  Deposits                                                          13,234          14,007          25,673           28,625
  Federal funds purchased and securities sold
    under agreements to repurchase                                     357             352             699              723
  Long-term notes and other interest                                   627             603           1,316            1,196
                                                                -----------    ------------   -------------    -------------
      Total interest expense                                        14,218          14,962          27,688           30,544
                                                                -----------    ------------   -------------    -------------

NET INTEREST INCOME                                                 42,100          39,665          82,472           77,700
Provision for loan losses                                            3,817           3,966           7,353            6,986
                                                                -----------    ------------   -------------    -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 38,283          35,699          75,119           70,714
                                                                -----------    ------------   -------------    -------------

NON-INTEREST INCOME
  Service charges on deposit accounts                               10,771          10,202          21,001           20,357
  Other service charges, commissions and fees                        7,867           5,788          15,019           10,942
  Securities gains, net                                                 11             659             161            1,114
  Gain on sale of assets                                             3,000               -           5,258                -
  Other income                                                       2,981           1,012           5,829            3,042
                                                                -----------    ------------   -------------    -------------
      Total non-interest income                                     24,630          17,661          47,268           35,455
                                                                -----------    ------------   -------------    -------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                    21,137          20,705          44,033           40,877
  Net occupancy expense of premises                                  2,405           2,294           4,818            4,411
  Equipment rentals, depreciation and maintenance                    2,376           2,221           4,702            4,307
  Amortization of intangibles                                          524             178             848              356
  Other expense                                                     12,995           9,899          24,298           18,337
                                                                -----------    ------------   -------------    -------------
      Total non-interest expense                                    39,437          35,297          78,699           68,288
                                                                -----------    ------------   -------------    -------------

EARNINGS BEFORE INCOME TAXES                                        23,476          18,063          43,688           37,881
Income tax expense                                                   7,104           5,681          13,172           11,836
                                                                ===========    ============   =============    =============
NET EARNINGS                                                        16,372          12,382          30,516           26,045
PREFERRED DIVIDEND REQUIREMENT                                           -             663               -            1,327
                                                                ===========    ============   =============    =============
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS                     $ 16,372        $ 11,719        $ 30,516         $ 24,718
                                                                ===========    ============   =============    =============
BASIC EARNINGS PER COMMON SHARE                                   $   0.50        $   0.38        $   0.94         $   0.80
                                                                ===========    ============   =============    =============
DILUTED EARNINGS PER COMMON SHARE                                 $   0.50        $   0.37        $   0.93         $   0.78
                                                                ===========    ============   =============    =============
DIVIDENDS PAID PER COMMON SHARE                                   $  0.125        $  0.105        $   0.25         $   0.21
                                                                ===========    ============   =============    =============
WEIGHTED AVG. COMMON SHARES OUTSTANDING-BASIC                       32,549          30,841          32,299           30,862
                                                                ===========    ============   =============    =============
WEIGHTED AVG. COMMON SHARES OUTSTANDING-DILUTED                     33,042          33,484          33,023           33,496
                                                                ===========    ============   =============    =============

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
                            ----------------------------------------------------------------
                                                      UNAUDITED
                                                      ---------
                                      (amounts in thousands, except per share data)

                                                                                 Accumulated
                                                                                    Other
                                                                                 Comprehensive
                                     Common Stock        Capital     Retained       Income      Unearned    Treasury
                                 Shares      Amount      Surplus     Earnings    (Loss), net   Compensation   Stock
                               ----------- ------------ ----------- ------------ ------------- ------------ ------------
Balance, January 1, 2003       16,608,120   $ 55,305     $ 145,949   $ 208,253     $ 10,049      $ (552)    $ (31,492)
Net earnings                                                            26,045
Cash dividends -
  $0.21 per common share                                                (7,149)
Cash dividends -
  $0.80 per preferred share                                             (1,327)
Change in unrealized gain on
  securities available for
  sale, net                                                                         (4,891)
Transactions relating to
  restricted stock grants, net                                                                     (672)         872
Common stock buyback program and
  other treasury stock
  transactions, net                                                                                           (2,936)
Common stock options exercised,
  net                                                      (2,115)                                             2,136
                               ----------- ------------ ----------- ------------ ------------- ----------- ------------
Balance, June 30, 2003         16,608,120     $ 55,305   $ 143,834    $ 225,822     $ 5,158    $ (1,224)   $ (31,420)
                               =========== ============ =========== ============ ============= =========== ============

Balance, January 1, 2004       16,608,120     $ 55,305   $ 145,125    $ 247,001     $(6,304)   $   (957)   $ (42,356)
Net earnings                                                             30,516
Cash dividends -                                                         (8,024)
  $0.25 per common share
100% stock dividend            16,608,120       55,305                  (55,305)
Preferred stock conversion                                  (5,521)                                             42,624
Change in unrealized loss on
  securities available for
  sale, net                                                                         (17,735)
Transactions relating to
  restricted stock grants, net                                                                   (1,038)         1,038
New shares issued                  46,152          154
Common stock buyback program
  and other treasury stock
  transactions, net                                                                                             (3,450)
Common stock options exercised,
  net                                                       (3,105)                                                234
                               ----------- ------------ ----------- ------------ ------------- ----------- ------------
Balance, June 30, 2004         33,262,392    $ 110,764   $ 136,499    $ 214,188   $ (24,039)   $ (1,995)    $   (1,910)
                               =========== ============ =========== ============ ============= =========== ============

See notes to unaudited condensed consolidated financial statements

                                      HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                      ----------------------------------------
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -----------------------------------------------
                                                       UNAUDITED
                                                      ----------
                                                  (amounts in thousands)

                                                                                 Six Months Ended June 30,
                                                                         ----------------------------------------
                                                                              2004                    2003
                                                                         ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                           $ 30,516                $ 26,045
         Adjustments to reconcile net earnings to net
             cash provided by operating activities:
                Depreciation                                                    3,342                   3,454
                Amortization of software                                        1,268                   1,344
                Provision for loan losses                                       7,353                   6,986
                Provision for losses on other real estate owned                    94                     250
                Increase in bank owned life insurance contracts                (1,721)
                Gain on sales of securities available for sale, net              (161)                 (1,114)
                Gain on sale of assets                                         (5,258)                      -
                Amortization of intangible assets                                 848                     356
                Amortization of securities premium/discount                     3,144                   6,412
                Increase in deferred tax asset                                    955                      52
                Decrease (increase) in interest receivable                       (754)                  1,636
                Increase in accrued expenses                                    4,481                   7,331
                Increase in other liabilities                                   1,821                     794
                Decrease in interest payable                                     (657)                 (1,260)
                Increase in unearned premiums                                  63,708                       -
                Decrease (increase) in miscellaneous receivable                13,786                    (235)
                (Increase) decrease in other assets                           (37,447)                  3,594
                Other, net                                                     17,642                 (10,161)
                                                                      ----------------        ----------------
         Net cash provided by operating activities                            102,960                  45,484
                                                                      ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net increase in interest-bearing time deposits                           (2,764)                 (2,772)
      Proceeds from maturities, calls or prepayments of
         securities held to maturity                                           13,324                  40,625
      Proceeds from sales and maturities of securities
         available for sale                                                   388,459                 749,366
      Purchase of securities available for sale                              (527,044)               (866,634)
      Net decrease in federal funds sold                                        5,734                  42,235
      Net increase in loans                                                  (149,521)               (149,721)
      Purchase of property, equipment and software, net                        (3,531)                 (5,455)
      Proceeds from sales of other real estate                                  2,818                   2,463
      Proceeds from sale of merchant services business                          3,000                       -
      Premiums paid on bank owned life insurance contracts                    (25,000)                      -
      Net cash paid in connection with sale transaction                       (22,351)                      -
      Net cash (paid) received in connection purchase transaction             (15,364)                 38,933
                                                                      ----------------        ----------------
         Net cash used in investing activities                               (332,240)               (150,960)
                                                                      ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                                133,097                  89,322
      Dividends paid                                                           (8,024)                 (8,475)
      Net increase in federal funds purchased and
         securities sold under agreements to repurchase                       100,732                  14,904
      Cash received from exercise of common stock options                       3,105                       -
      Treasury stock transactions, net                                         (2,178)                 (2,043)
      Conversion of preferred stock to cash                                      (147)                      -
      Repayment of short-term note                                             (9,400)                      -
      Reductions of long-term notes                                              (145)                   (323)
                                                                      ----------------        ----------------
         Net cash provided by financing activities                            217,040                   93,385
                                                                      ----------------        ----------------

NET DECREASE IN CASH AND DUE FROM BANKS                                       (12,240)                (12,091)

CASH AND DUE FROM BANKS, BEGINNING                                            178,082                 187,786
                                                                      ----------------        ----------------

CASH AND DUE FROM BANKS, ENDING                                             $ 165,842               $ 175,695
                                                                      ================        ================

SUPPLEMENTAL INFORMATION:

      Income taxes paid                                                     $  12,680               $   5,317
      Interest paid                                                            14,875                  16,223

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

      Transfers from loans to other real estate                             $   2,352               $   3,793
      Financed sale of foreclosed property                                        894                   1,081

See notes to unaudited condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(At and For the Six Months Ended June 30, 2004 and 2003)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank, Hancock Bank of Louisiana and Hancock Bank of Florida and other subsidiaries. All material intercompany profits, transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company's 2003 Annual Report to Shareholders.

COMPREHENSIVE EARNINGS

Following is a summary of the Company’s comprehensive earnings for the three monthsand six months ended June 30, 2004 and 2003.

                                                                       (Amounts in thousands)
                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                      ----------------------------   --------------------------
                                                          2004           2003           2004              2003
                                                      -------------   ------------   ------------     ----------
Net earnings                                            $ 16,372        $12,382       $30,516           $26,045

     Other comprehensive income
         (net of income tax):

     Net unrealized holding losses on
         securities available for sale, net of tax
         of $12,276 and $470, $9,493
         and $2,244, respectively                        (22,799)          (872)      (17,630)           (4,167)

     Reclassification adjustments for gains
         included in earnings, net of tax
         of $4 and $231, $56 and $390,
         respectively                                         (7)          (428)         (105)             (724)
                                                      -------------   ------------   ------------     ----------

Total Comprehensive Earnings (Loss)                        ($6,434)     $11,082       $12,781           $21,154
                                                      =============   ============   ============     ==========
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

                                                                   (Amounts in thousands, except per share data)
                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                      ----------------------------------   ----------------------------------
                                                            2004                2003              2004               2003
                                                      --------------     ---------------   ---------------     --------------
Net earnings available to common
     stockholders:
     As reported                                         $ 16,372            $ 11,719          $ 30,516           $ 24,718
     Deduct total stock based compensation
       determined under the fair value method,
       net of tax                                            (145)               (300)             (290)              (600)
                                                    --------------     ---------------   ---------------     --------------

     Pro forma net earnings available to
     common stockholders                                 $ 16,227            $ 11,419          $ 30,226           $ 24,118
                                                    ==============     ===============   ===============     ==============

Basic earnings per share:
     As reported                                         $   0.50            $   0.38          $   0.94           $   0.80
     Pro forma                                           $   0.50            $   0.37          $   0.94           $   0.78

Diluted earnings per share:
     As reported                                         $   0.50            $   0.37          $   0.93           $   0.78
     Pro forma                                           $   0.50            $   0.36          $   0.93           $   0.76
ACQUISITIONS

During March 2004, the Company acquired the majority of loans, securities and deposits of the former Guaranty National Bank of Tallahassee, Florida. The Office of the Comptroller of Currency closed all locations of Guaranty National on March 12, 2004. With the transaction, the Company acquired five locations with approximately $40.0 million in performing loans and approximately $69.1 million in deposits from the Federal Deposit Insurance Corporation (FDIC) for a premium of $13.6 million, or 20% of acquired deposits. In accounting for the transaction, management considered it to be an “acquisition of business” and, accordingly, accounted for it under the purchase method of accounting pursuant to SFAS No. 141. Final allocation of asset fair values have been recorded based on an analysis, performed by an independent third party, of deposit balances acquired in this transaction.

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

STOCK REDEMPTION

On February 4, 2004 the Company completed the redemption/conversion of substantially all $37.1 million of its 8% Cumulative Convertible Preferred Stock which had been originally issued in partial payment for the acquisition of Lamar Capital Corporation in July, 2001. The conversion factor was .6666 shares of Hancock Holding Company common stock for each share of the preferred stock. A total of 7,304 shares of the preferred stock was redeemed for cash at the contract price of $20.00 per share plus pro rated dividends of $0.1511 per share.

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

MERCHANT SERVICES SALE

On May 25, 2004 the Company announced the sale of its merchant services business to First Data Corporation (First Data). The agreement established Hancock Merchant Services under which First Data provides all merchant payment processing services on behalf of Hancock Bank. The arrangement further advances the technology offered to Hancock merchant customers through an expanded portfolio of electronic products and services and augments a merchant support network with additional relationship managers throughout Hancock’s Gulf South markets.

In accordance with the First Data agreement, Hancock Holding Company received a one-time pre-tax cash payment of $3.0 million that increased second quarter 2004 after-tax earnings by $1.95 million, or $.06 per share. In addition, the agreement stipulates that Hancock participates in revenue related to both the existing book of business, as well as new business.

SEGMENT REPORTING

The Company’s primary segments are geographically divided into the Mississippi (MS), Louisiana (LA) and Florida (FL) markets. Each segment offers the same products and services but is managed separately due to different pricing, product demand, and consumer markets. Each segment offers commercial, consumer and mortgage loans and deposit services. In the following tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Mortgage Corporation, Hancock Investment Services, Inc., Hancock Insurance Agency, Inc., Harrison Finance Company, Magna Insurance Company and three real estate corporations owning land and buildings that house bank branches and other facilities. Following is selected information for the Company’s segments:

                                                                       Three Months Ended,
(amounts in thousands)                                                   June 30, 2004
                                             MS                LA                FL           Other *        Consolidated
                                     --------------    --------------    --------------    --------------    --------------
Interest income                         $   29,834        $   22,241          $    860         $   3,383        $   56,318
Interest expense                             9,526             4,851               282              (441)           14,218
                                     --------------    --------------    --------------    --------------    --------------
     Net interest income                    20,308            17,390               578             3,824            42,100
Provision for loan losses                    1,490             1,462               (36)              901             3,817
Non-interest income                          9,892            10,009               119             4,610            24,630
Depreciation and amortization                1,464               677                 -               145             2,286
Other non-interest expense                  16,605            12,859             1,006             6,681            37,151
                                     --------------    --------------    --------------    --------------    --------------
Earnings before income taxes                10,641            12,401              (273)              707            23,476
Income tax expense                           3,130             3,850              (105)              229             7,104
                                     --------------    --------------    --------------    --------------    --------------
     Net earnings                       $    7,511        $    8,551          $   (168)        $     478        $   16,372
                                     ==============    ==============    ==============    ==============    ==============

Total assets                            $2,678,601        $1,790,403          $ 79,144         $ (83,211)       $4,464,937
                                     ==============    ==============    ==============    ==============    ==============

                                                                      Three Months Ended,
(amounts in thousands)                                                  June 30, 2003
                                             MS                LA                FL           Other *        Consolidated
                                     --------------    --------------    --------------    --------------    --------------
Interest income                         $   30,634        $   20,769        $        -          $  3,224        $   54,627
Interest expense                             9,994             5,073                 -              (105)           14,962
                                     --------------    --------------    --------------    --------------    --------------
     Net interest income                    20,640            15,696                 -             3,329            39,665
Provision for loan losses                    2,521             1,016                 -               429             3,966
Non-interest income                          8,816             6,224                 -             2,621            17,661
Depreciation and amortization                1,583               738                 -               122             2,443
Other non-interest expense                  16,260            12,741                 -             3,853            32,854
                                     --------------    --------------    --------------    --------------    --------------
Earnings before income taxes                 9,092             7,425                 -             1,546            18,063
Income tax expense                           2,804             2,280                 -               597             5,681
                                     --------------    --------------    --------------    --------------    --------------
     Net earnings                       $    6,288        $    5,145        $        -          $    949        $   12,382
                                     ==============    ==============    ==============    ==============    ==============

Total assets                            $2,509,697        $1,630,755        $        -          $ (7,400)       $4,133,052
                                     ==============    ==============    ==============    ==============    ==============

     *  Includes eliminations

                                                                        Six Months Ended,
(amounts in thousands)                                                   June 30, 2004
                                             MS                LA                FL           Other *        Consolidated
                                     --------------    --------------    --------------    --------------    --------------
Interest income                           $ 58,748          $ 44,085           $ 1,037           $ 6,290         $ 110,160
Interest expense                            18,671             9,335               356              (674)           27,688
                                     --------------    --------------    --------------    --------------    --------------
     Net interest income                    40,077            34,750               681             6,964            82,472
Provision for loan losses                    2,826             2,514               364             1,649             7,353
Non-interest income                         19,530            18,928               150             8,660            47,268
Depreciation and amortization                2,958             1,369                 -               283             4,610
Other non-interest expense                  34,853            25,639             1,101            12,496            74,089
                                     --------------    --------------    --------------    --------------    --------------
Earnings before income taxes                18,970            24,156              (634)            1,196            43,688
Income tax expense                           5,425             7,463              (245)              529            13,172
                                     --------------    --------------    --------------    --------------    --------------
     Net earnings                         $ 13,545          $ 16,693            $ (389)            $ 667          $ 30,516
                                     ==============    ==============    ==============    ==============    ==============

Total assets                            $2,678,601        $1,790,403          $ 79,144         $ (83,211)       $4,464,937
                                     ==============    ==============    ==============    ==============    ==============

                                                                       Six Months Ended,
(amounts in thousands)                                                   June 30, 2003
                                             MS                LA                FL           Other *        Consolidated
                                     --------------    --------------    --------------    --------------    --------------
Interest income                           $ 61,349          $ 40,871               $ -           $ 6,024         $ 108,244
Interest expense                            20,553            10,222                 -              (231)           30,544
                                     --------------    --------------    --------------    --------------    --------------
     Net interest income                    40,796            30,649                 -             6,255            77,700
Provision for loan losses                    3,943             2,209                 -               834             6,986
Non-interest income                         17,234            12,968                 -             5,253            35,455
Depreciation and amortization                3,134             1,422                 -               243             4,799
Other non-interest expense                  31,400            24,986                 -             7,103            63,489
                                     --------------    --------------    --------------    --------------    --------------
Earnings before income taxes                19,553            15,000                 -             3,328            37,881
Income tax expense                           6,067             4,592                 -             1,177            11,836
                                     --------------    --------------    --------------    --------------    --------------
     Net earnings                         $ 13,486          $ 10,408               $ -           $ 2,151          $ 26,045
                                     ==============    ==============    ==============    ==============    ==============

Total assets                            $2,509,697        $1,630,755               $ -          $ (7,400)       $4,133,052
                                     ==============    ==============    ==============    ==============    ==============

     *  Includes eliminations

RETIREMENT PLANS

In December 2003, the FASB issued SFAS 132 (revised 2003), which revises employers’ disclosures about pension plans and other postretirement benefits. Net periodic benefits cost includes the following components for the three and six months ended June 30, 2004 and 2003:

                                                                      Three months ended June 30,

                                                        Pension Benefits              Other Postretirement Benefits
                                                ----------------------------------   ---------------------------------
                                                     2004               2003              2004              2003
                                                ---------------    ---------------   ---------------    --------------
Service Cost                                       $ 514,357          $ 452,125          $ 64,750          $ 56,619

Interest Cost                                        787,772            744,178            87,250            83,778

Expected return on plan assets                      (760,753)          (677,836)                -                 -

Amortization of prior service cost                    20,713             22,937           (13,250)          (13,259)

Amortization of net (gain) loss                      234,478            200,998            13,750             5,927

Amortization of transition obligation                      -                  -             1,250             1,288

                                              ---------------    ---------------   ---------------    --------------
Net periodic benefit cost                          $ 796,567          $ 742,402         $ 153,750         $ 134,353
                                              ===============    ===============   ===============    ==============

                                                                        Six months ended June 30,

                                                        Pension Benefits            Other Postretirement Benefits
                                              ----------------------------------   ---------------------------------
                                                   2004               2003              2004              2003
                                              ---------------    ---------------   ---------------    --------------
Service Cost                                     $ 1,028,714          $ 904,250         $ 129,500         $ 113,238

Interest Cost                                      1,575,544          1,488,356           174,500           167,556

Expected return on plan assets                    (1,521,506)        (1,355,672)                -                 -

Amortization of prior service cost                    41,426             45,874           (26,500)          (26,518)

Amortization of net (gain) loss                      468,956            401,996            27,500            11,854

Amortization of transition obligation                      -                  -             2,500             2,576

                                              ---------------    ---------------   ---------------    --------------
Net periodic benefit cost                        $ 1,593,134        $ 1,484,804         $ 307,500         $ 268,706
                                              ===============    ===============   ===============    ==============

The Company anticipates that it will, contribute $3.1 million to its pension plan in 2004. During the first and second quarter of 2004, the Company contributed $754,000 and $571,000, respectively.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                          ----------------------------------    ----------------------------------
                                                               2004              2003                2004              2003
                                                          ----------------  ----------------    ----------------  ----------------
Balance of allowance for loan losses
  at beginning of period                                       $ 37,500          $ 34,740            $ 36,750          $ 34,740
  Provision for loan losses                                       3,817             3,966               7,353             6,986
Loans charged-off:
     Commercial, Real Estate & Mortgage                           1,214             1,778               3,621             2,881
     Direct & Indirect Consumer                                   1,728             1,403               3,340             3,619
     Finance Company                                                602               488               1,266               962
     Demand Deposit Accounts                                      1,146             1,119               2,158             2,097
                                                        ----------------  ----------------    ----------------  ----------------
  Total charge-offs                                               4,690             4,788              10,385             9,559
                                                        ----------------  ----------------    ----------------  ----------------
Recoveries of loans previously
  charged-off:
     Commercial, Real Estate & Mortgage                             452               169               1,701               496
     Direct & Indirect Consumer                                     438               402                 942             1,003
     Finance Company                                                101                59                 216               128
     Demand Deposit Accounts                                        682               692               1,723             1,446
                                                        ----------------  ----------------    ----------------  ----------------
  Total recoveries                                                1,673             1,322               4,582             3,073
                                                        ----------------  ----------------    ----------------  ----------------
  Net charge-offs                                                 3,017             3,466               5,803             5,486
                                                        ----------------  ----------------    ----------------  ----------------
  Balance of allowance for loan losses
    at end of period                                           $ 38,300          $ 35,240            $ 38,300          $ 35,240
                                                        ================  ================    ================  ================

The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:

                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                           ----------------------------------    ----------------------------------
                                                                2004              2003                2004              2003
                                                           ----------------  ----------------    ----------------  ----------------
Ratios :
  Net charge-offs to average net loans                               0.47%             0.64%               0.46%             0.61%
  Net charge-offs to period-end net loans                            0.46%             0.62%               0.44%             0.58%
  Allowance for loan losses to average net loans                     1.49%             1.62%               1.52%             1.65%
  Allowance for loan losses to period-end net loans                  1.47%             1.57%               1.47%             1.57%
  Net charge-offs to loan loss allowance                             7.88%             9.84%              15.15%            18.41%
  Provision for loan losses to net charge-offs                     126.52%           114.43%             126.71%           107.71%

Net Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                           ----------------------------     ------------------------------
                                                                 2004         2003              2004             2003
                                                           -------------    ----------      -----------      -------------
Net earnings - used in computation of diluted
   earnings per common share                                 $ 16,372       $ 12,382         $ 30,516         $ 26,045
Preferred dividend requirement                                      -            663                -            1,327
                                                           -------------    ----------      -----------      -------------
Net earnings available to common stockholders -
   used in computation of basic earnings
   per common share                                          $ 16,372        $11,719         $ 30,516         $ 24,718
                                                           =============    ==========      ===========      =============

Weighted average number of common shares
   outstanding - used in computation of
  basic earnings per common share                              32,549         30,841           32,299           30,862
Effect of dilutive securities
   Stock options                                                  493            431              724              422
   Convertible preferred stock                                      -          2,212                -            2,212
                                                           -------------    ----------      -----------      -------------
Weighted average number of common shares
   outstanding plus effect of dilutive
   securities - used in computation of
   diluted earnings per common share                           33,042         33,484           33,023           33,496
                                                           =============    ==========      ===========      =============

There were no anti-dilutive shares outstanding for the three and six months ended June 30, 2004 and 2003.

SELECTED FINANCIAL DATA

The following tables present selected comparative financial data.  All share and per share data have been restated to reflect the 100% stock dividend made March 18, 2004.

(amounts in thousands, except per share data)
                                                  Three Months Ended            Six Months Ended
                                               --------------------------   --------------------------
                                                6/30/2004    6/30/2003       6/30/2004    6/30/2003
                                               --------------------------   --------------------------
Per Common Share Data
Earnings per share:
    Basic                                          $0.50        $0.38           $0.94        $0.80
    Diluted                                        $0.50        $0.37           $0.93        $0.78
Cash dividends per share                          $0.125       $0.105           $0.25        $0.21
Book value per share (period end)                 $13.32       $12.91          $13.32       $12.91
Weighted average number of shares:
    Basic                                         32,549       30,841          32,299       30,862
    Diluted (1)                                   33,042       33,484          33,023       33,496
Period end number of shares                       32,538       30,777          32,538       30,777
Market data:
    High closing price                            $32.25       $24.63          $32.25       $24.63
    Low closing price                             $25.00       $21.00          $25.00       $21.00
    Period end closing price                      $29.06       $23.38          $29.06       $23.38
    Trading volume                                 3,252        2,573           5,998        5,416

(1) There were no anti-dilutive shares outstanding for the three months and six months ended June 30, 2004 and 2003.

(amounts in thousands, except per share data)
                                                                            Three Months Ended              Six Months Ended
                                                                       ----------------------------   --------------------------
                                                                         6/30/2004     6/30/2003        6/30/2004     6/30/2003
                                                                       ----------------------------   --------------------------
Performance Ratios
Return on average assets                                                     1.49%         1.20%            1.41%         1.28%
Return on average common equity                                             14.97%        12.42%           13.99%        13.24%
Earning asset yield (Tax Equivalent ("TE"))                                  5.83%         5.95%            5.83%         6.00%
Total cost of funds                                                          1.43%         1.58%            1.42%         1.64%
Net interest margin (TE)                                                     4.40%         4.37%            4.41%         4.36%
Non-interest expense as a percent of total revenue (TE)
    before amortization of purchased intangibles
    and securities transactions                                             59.40%        60.09%           60.83%        58.73%
Average common equity as a percent of average total assets                   9.95%         9.68%           10.09%         9.70%
Leverage ratio (period end)                                                  8.76%         9.00%            8.76%         9.16%
FTE Headcount                                                                1,754         1,789            1,754         1,789

Asset Quality Information
Non-accrual loans                                                          $10,134       $16,860          $10,134       $16,860
Foreclosed assets                                                           $4,270        $5,685           $4,270        $5,685
Total non-performing assets                                                $14,404       $22,545          $14,404       $22,545
Non-performing assets as a percent of loans and foreclosed assets            0.55%         1.00%            0.55%         1.00%
Accruing loans 90 days past due                                             $3,701        $2,817           $3,701        $2,817
Accruing loans 90 days past due as a percent of loans                        0.14%         0.13%            0.14%         0.13%
Non-performing assets + accruing loans 90 days past due
  to loans and foreclosed assets                                             0.69%         1.12%            0.69%         1.12%
Net charge-offs                                                             $3,017        $3,466           $5,803        $6,486
Net charge-offs as a percent of average loans                                0.47%         0.64%            0.46%         0.61%
Allowance for loan losses                                                  $38,300       $35,240          $38,300       $35,240
Allowance for loan losses as a percent of period end loans                   1.47%         1.57%            1.47%         1.57%
Allowance for loan losses to NPAs + accruing loans 90 days past due        211.55%       138.95%          211.55%       138.95%
Provision for loan losses                                                   $3,817        $3,966           $7,353        $6,986
Provision for loan losses to net charge-offs                               126.52%       114.43%          126.71%       107.71%

Average Balance Sheet
Total loans                                                             $2,563,910    $2,172,805       $2,520,941    $2,133,227
Securities                                                               1,404,701     1,575,392        1,346,094     1,521,177
Short-term investments                                                      29,530        46,818           52,420        93,552
Earning assets                                                           3,998,141     3,795,016        3,919,455     3,747,956
Allowance for loan losses                                                  (37,869)      (34,911)         (37,398)      (34,826)
Other assets                                                               460,512       372,555          464,147       376,074
Total assets                                                            $4,420,784    $4,132,659       $4,346,204    $4,089,204

Non-interest bearing deposits                                             $651,324      $599,041         $636,798      $591,061
Interest bearing transaction deposits                                    1,824,098     1,686,294        1,816,176     1,668,968
Time deposits                                                            1,180,287     1,142,855        1,140,836     1,132,752
Total interest bearing deposits                                          3,004,385     2,829,150        2,957,012     2,801,720
Total deposits                                                           3,655,709     3,428,190        3,593,810     3,392,781
Other borrowed funds                                                       239,321       231,726          234,337       227,832
Other liabilities                                                           85,781        35,815           74,930        34,776
Preferred stock                                                                  -        37,069            4,504        37,069
Common stockholders' equity                                                439,972       399,859          438,622       396,745
Total liabilities, preferred stock & common equity                      $4,420,784    $4,132,659       $4,346,204    $4,089,204

(amounts in thousands, except per share data)
                                                                      Three Months Ended             Six Months Ended
                                                                ----------------------------   ----------------------------
                                                                  6/30/2004     6/30/2003        6/30/2004     6/30/2003
                                                                ----------------------------   ----------------------------
Period end Balance Sheet
Commercial/real estate loans                                     $1,384,913    $1,137,004       $1,384,913    $1,137,004
Mortgage loans                                                      400,333       356,056          400,333       356,056
Direct consumer loans                                               481,815       494,913          481,815       494,913
Indirect consumer loans                                             287,070       211,903          287,070       211,903
Finance Company loans                                                59,450        50,894           59,450        50,894
Total loans                                                       2,613,581     2,250,770        2,613,581     2,250,770
Securities                                                        1,372,728     1,549,522        1,372,728     1,549,522
Short-term investments                                                8,318         7,795            8,318         7,795
Earning assets                                                    3,994,627     3,808,087        3,994,627     3,808,087
Allowance for loan losses                                           (38,300)      (35,240)         (38,300)      (35,240)
Other assets                                                        508,611       360,205          508,611       360,205
Total assets                                                     $4,464,937    $4,133,052       $4,464,937    $4,133,052

Non-interest bearing deposits                                      $644,941      $612,098         $644,941      $612,098
Interest bearing transaction deposits                             1,791,830     1,668,000        1,791,830     1,668,000
Time deposits                                                     1,166,489     1,149,898        1,166,489     1,149,898
Total interest bearing deposits                                   2,958,319     2,817,898        2,958,319     2,817,898
Total deposits                                                    3,603,260     3,429,996        3,603,260     3,429,996
Other borrowed funds                                                301,351       229,123          301,351       229,123
Other liabilities                                                   126,819        39,389          126,819        39,389
Preferred stock                                                           -        37,069                -        37,069
Common stockholders' equity                                         433,507       397,475          433,507       397,475
Total liabilities, preferred stock & common equity               $4,464,937    $4,133,052       $4,464,937    $4,133,052

Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans                                           $788        $1,605           $1,947        $2,346
Mortgage loans                                                          (26)            4              (27)           39
Direct consumer loans                                                 1,182         1,094            1,818         2,345
Indirect consumer loans                                                 572           334            1,015           922
Finance company loans                                                   501           429            1,050           834
                                                                --------------------------   ----------------------------
Total net charge-offs                                                $3,017        $3,466           $5,803        $6,486
                                                                ==========================   ============================

Net charge-offs to average loans:
Commercial/real estate loans                                          0.23%         0.59%            0.30%         0.44%
Mortgage loans                                                       -0.03%         0.00%           -0.01%         0.03%
Direct consumer loans                                                 0.98%         0.89%            0.75%         0.95%
Indirect consumer loans                                               0.82%         0.67%            0.75%         0.95%
Finance Company loans                                                 3.48%         3.50%            3.73%         3.48%
Total net charge-offs to average loans                                0.47%         0.64%            0.46%         0.61%

(amounts in thousands, except per share amounts)
                                                                        Three Months Ended             Six Months Ended
                                                                  ----------------------------   ----------------------------
                                                                    6/30/2004     6/30/2003        6/30/2004     6/30/2003
                                                                  ----------------------------   ----------------------------
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans                                                                  64.13%        57.25%           64.32%        56.92%
Securities                                                             35.13%        41.51%           34.34%        40.59%
Short-term investments                                                  0.74%         1.23%            1.34%         2.50%
Earning assets                                                        100.00%       100.00%          100.00%       100.00%

Non-interest bearing deposits                                          16.29%        15.78%           16.25%        15.77%
Interest bearing transaction deposits                                  45.62%        44.43%           46.34%        44.53%
Time deposits                                                          29.52%        30.11%           29.11%        30.22%
Total deposits                                                         91.44%        90.33%           91.69%        90.52%
Other borrowed funds                                                    5.99%         6.11%            5.98%         6.08%
Other net interest-free funding sources                                 2.58%         3.56%            2.33%         3.40%
Total funding sources                                                 100.00%       100.00%          100.00%       100.00%

Loan mix:
Commercial/real estate loans                                           52.75%        50.64%           52.60%        50.68%
Mortgage loans                                                         15.26%        15.17%           15.05%        14.63%
Direct consumer loans                                                  18.84%        22.78%           19.25%        23.29%
Indirect consumer loans                                                10.89%         9.15%           10.86%         9.13%
Finance Company loans                                                   2.26%         2.26%            2.25%         2.27%
Total loans                                                           100.00%       100.00%          100.00%       100.00%

Average dollars (in thousands)
Loans                                                              $2,563,910    $2,172,805       $2,520,941    $2,133,227
Securities                                                          1,404,701     1,575,392        1,346,094     1,521,177
Short-term investments                                                 29,530        46,818           52,420        93,552
                                                                  --------------------------   ----------------------------
Earning assets                                                     $3,998,141    $3,795,016       $3,919,455    $3,747,956
                                                                  ==========================   ============================

Non-interest bearing deposits                                        $651,324      $599,041         $636,798      $591,061
Interest bearing transaction deposits                               1,824,098     1,686,294        1,816,176     1,668,968
Time deposits                                                       1,180,287     1,142,855        1,140,836     1,132,752
                                                                  --------------------------   ----------------------------
Total deposits                                                      3,655,709     3,428,190        3,593,810     3,392,781
Other borrowed funds                                                  239,321       231,726          234,337       227,832
Other net interest-free funding sources                               103,110       135,099           91,308       127,343
                                                                  --------------------------   ----------------------------
Total funding sources                                              $3,998,141    $3,795,016       $3,919,455    $3,747,956
                                                                  ==========================   ============================

Loans:
Commercial/real estate loans                                       $1,352,432    $1,100,310       $1,325,916    $1,081,084
Mortgage loans                                                        391,270       329,534          379,295       312,169
Direct consumer loans                                                 483,150       494,880          485,301       496,840
Indirect consumer loans                                               279,230       198,917          273,770       194,805
Finance Company loans                                                  57,829        49,164           56,659        48,329
                                                                  --------------------------   ----------------------------
Total average loans                                                $2,563,910    $2,172,805       $2,520,941    $2,133,227
                                                                  ==========================   ============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides management’s analysis of certain factors that have affected the Company’s consolidated financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements. Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. At June 30, 2004 the Company operated 103 banking offices and more than 130 automated teller machines (ATMs) in the states of Mississippi, Louisiana and Florida through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL). Hancock Bank MS also operates a loan production office in the State of Alabama. Hancock Bank MS, Hancock Bank LA, and Hancock Bank FL are referred to collectively as the “Banks”.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At June 30, 2004, the Company had total assets of $4.5 billion and employed on a full-time equivalent basis 1,245 persons in Mississippi, 479 persons in Louisiana and 30 persons in Florida.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s single most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, its estimates would be updated, and additional provisions for loan losses may be required.

CHANGES IN FINANCIAL CONDITION

Liquidity

The Company manages liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and securities held to maturity and sales and maturities of securities available for sale.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

                                                    June 30,            March 31,           December 31,
                                                      2004                 2004                 2003
                                                 ----------------    -----------------    -----------------

Total securities to total deposits                   38.10%               37.17%               37.07%

Total loans (net of unearned
     income) to total deposits                       72.53%               69.49%               71.02%

Interest-earning assets
     to total assets                                 89.47%               90.49%               90.06%

Interest-bearing deposits
     to total deposits                               82.10%               82.07%               81.53%

Capital Resources

The Company continues to maintain an adequate capital position. The ratios as of June 30, 2004, March 31, 2004 and December 31, 2003 are as follows:

                                                        June 30,                March 31,              December 31,
                                                          2004                    2004                     2003
                                                   --------------------   ----------------------   ----------------------

Average equity to average assets                         9.95%                   10.24%                    9.63%

Average equity to average assets (1)                     10.13%                  10.11%                    9.62%

Total capital to risk-weighted assets (2)                13.73%                  14.30%                   14.88%

Tier 1 capital to risk-weighted
     assets (3)                                          12.52%                  13.05%                   13.65%

Leveraged capital to average total assets (4)             8.76%                   8.97%                    9.29%

(1)   Equity capital consists of stockholders' equity (excluding unrealized gains/(losses)).

(2)   Total capital consists of equity capital less intangible assets plus a limited amount of allowance for loan losses.  Risk-weighted assets represent the assigned risk portion of all on and off-balance-sheet assets.  Based on
      Federal Reserve Board guidelines, assets are assigned a risk factor percentage from 0% to 100%.  A minimum ratio of total capital to risk-weighted assets of 8% is required.

(3)   Tier 1 capital consists of equity capital less intangible assets.  A minimum ratio of tier 1 capital to risk-weighted assets of 4% is required.

(4)   Leverage capital consists of equity capital less goodwill and core deposit intangibles.  Regulations require a minimum 3% leverage capital ratio for an entity to be considered adequately capitalized

RESULTS OF OPERATIONS Net Earnings

Net earnings increased $3.99 million, or 32%, for the second quarter of 2004 compared to the second quarter of 2003. Net earnings increased $4.47 million or 17% for the first half of 2004 compared to the first half of 2003. Following is selected information for quarterly and year-to-date comparison:

                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                          -------------------------------    -------------------------------
                                                               2004            2003              2004             2003
                                                          ---------------  --------------    --------------  ---------------

Results of Operations:

     Return on average assets                                 1.49%          1.20%            1.41%           1.28%

     Return on average equity                                14.97%         12.42%           13.99%          13.24%

Net Interest Income:

     Yield on average interest-earning assets (TE)            5.83%          5.95%            5.83%           6.00%

     Cost of average interest-bearing funds                   1.76%          1.96%            1.75%           2.03%

                                                          -----------  --------------    --------------  ---------------

     Net interest spread (TE)                                 4.07%          3.99%            4.08%           3.97%
                                                          ===========  ==============    ==============  ===============

     Net interest margin (TE)
         (net interest income on a tax-equivalent basis
         divided by average interest-earning assets)          4.40%          4.37%            4.41%           4.36%
                                                          ===========  ==============    ==============  ===============
Net Interest Income

Net interest income (te) for the second quarter of 2004 increased $2.5 million, or 6%, from the second quarter of 2003, and was $1.7 million, or 4% higher than the previous quarter. The Company’s net interest margin (te) was 4.40% in the second quarter of 2004, 3 basis points wider than the same quarter a year ago and 1 basis point narrower than the previous quarter.

Compared to the same quarter a year ago, the primary driver of the $2.5 million increase in net interest income (te) was a $203 million, or 5%, increase in average earning assets mainly from average loan growth of $391 million, or 18%. Average deposit growth of $228 million, or 7%, along with a net decrease in the securities portfolio of $171 million, or 11%, funded the Company’s loan growth and related increase in earning assets. This overall improvement in earning asset mix enabled the Company to maintain its loan to deposit ratio at approximately 70% since the fourth quarter of 2003. In addition, loans now comprise 64% of the Company’s earning asset base, as compared to 57% for the same quarter a year ago. The net interest margin (te) widened 3 basis points as the reduction in total funding costs (15 basis points) more than offset the decline in the yield on average earning assets (12 basis points).

The higher level of net interest income (te) (up $1.7 million, or 4%) and the relatively flat net interest margin (down 1 basis point) as compared to the previous quarter was primarily due to a larger earning asset base (average earning assets were up $157 million from the prior quarter). Average loans grew $86 million, or 4%, from the previous quarter and were funded largely through average deposit growth. Average deposits were up $124 million, or 4%, from the prior quarter primarily due to a $79 million increase in time deposits - mostly related to an effort to lock in longer-term CDs at historically low rates. The yield on the Company’s $1.40 billion securities portfolio improved 2 basis points to 4.50%. The Company’s overall funding costs increased by 2 basis points from the prior quarter, mostly through a 5 basis point increase in the cost of interest-bearing deposits.

         The following tables detail the components of the Company's net interest spread and net interest margin.

                                             Three Months Ended June 30,           Three Months Ended June 30,
                                         ------------------------------------  -------------------------------------
                                                         2004                                 2003
                                         ------------------------------------  -------------------------------------
(dollars in thousands)                    Interest      Volume       Rate       Interest       Volume     Rate
                                         ------------------------------------  -------------------------------------

Average Earning Assets
Commercial & real estate loans (TE)       $18,611     $1,352,432     5.53%     $16,253     $1,100,310     5.92%
Mortgage loans                              5,590        391,270     5.71%       5,052        329,534     6.13%
Consumer loans                             15,650        820,208     7.67%      15,751        742,961     8.50%
Loan fees & late charges                    2,413              -     0.00%       2,922              -     0.00%
                                         ---------------------------------------------------------------------------
  Total loans (TE)                         42,263      2,563,910     6.62%      39,979      2,172,805     7.38%

US treasury securities                        115         11,056     4.17%         400         48,101     3.33%
US agency securities                        4,711        455,212     4.14%       4,665        450,334     4.14%
CMOs                                        3,004        311,844     3.85%       4,087        530,975     3.08%
Mortgage backed securities                  4,294        403,969     4.25%       3,367        321,640     4.19%
Municipals (TE)                             3,101        174,213     7.12%       3,508        196,803     7.13%
Other securities                              564         48,406     4.66%         267         27,539     3.88%
                                         ---------------------------------------------------------------------------
  Total securities (TE)                    15,788      1,404,701     4.50%      16,294      1,575,392     4.14%

Fed funds sold                                 53         21,573     0.98%         119         39,964     1.20%
Cds with banks                                 11          7,956     0.57%           8          6,854     0.45%
Other short-term investments                    -              -     0.00%           -              -     0.00%
                                         ---------------------------------------------------------------------------
  Total short-term investments                 64         29,530     0.87%         127         46,818     1.09%

  Average earning assets yield (TE)       $58,115     $3,998,141     5.83%     $56,400     $3,795,016     5.95%

Interest-Bearing Liabilities
Interest-bearing transaction deposits      $3,857     $1,824,098     0.85%      $4,668     $1,686,294     1.11%
Time deposits                               9,377      1,180,287     3.20%       9,339      1,142,855     3.28%
                                         ---------------------------------------------------------------------------
   Total interest bearing deposits         13,234      3,004,385     1.77%      14,007      2,829,150     1.99%

Customer repos                                316        175,142     0.73%         340        177,369     0.77%
Other borrowings                              668         64,179     4.19%         615         54,357     4.54%
                                         ---------------------------------------------------------------------------
  Total borrowings                            985        239,321     1.65%         955        231,726     1.65%

  Total interest bearing liab cost        $14,218     $3,243,707     1.76%     $14,963     $3,060,876     1.96%

Noninterest-bearing deposits                             651,324                              599,041
Other net interest-free funding sources                  103,110                              135,099

Total Cost of Funds                       $14,218     $3,998,141     1.43%     $14,963     $3,795,016     1.58%

Net Interest Spread (TE)                  $43,897                    4.07%     $41,438                    3.99%

Net Interest Margin (TE)                  $43,897     $3,998,141     4.40%     $41,438     $3,795,016     4.37%

                                                        Six Months Ended June 30,         Six Months Ended June 30,
                                                   -----------------------------------  --------------------------------------
                                                                   2004                                2003
                                                   ------------------------------------  -------------------------------------
(dollars in thousands)                               Interest      Volume       Rate      Interest       Volume       Rate
                                                   ------------------------------------  -------------------------------------

Average Earning Assets
Commercial & real estate loans (TE)                   $36,536     $1,325,916     5.54%     $32,442     $1,081,084     6.05%
Mortgage loans                                         10,786        379,295     5.69%       9,775        312,169     6.26%
Consumer loans                                         31,466        815,730     7.76%      31,442        739,974     8.57%
Loan fees & late charges                                4,576              -     0.00%       5,304              -     0.00%
                                                   ---------------------------------------------------------------------------
  Total loans (TE)                                     83,363      2,520,941     6.64%      78,963      2,133,227     7.45%

US treasury securities                                    163         10,587     3.10%         812         49,177     3.33%
US agency securities                                    8,494        413,430     4.11%      10,371        486,335     4.26%
CMOs                                                    6,042        315,880     3.83%       8,506        537,947     3.16%
Mortgage backed securities                              8,194        385,777     4.25%       4,841        216,350     4.48%
Municipals (TE)                                         6,386        179,091     7.13%       7,248        201,861     7.18%
Other securities                                          931         41,329     4.51%         603         29,508     4.09%
                                                   ---------------------------------------------------------------------------
  Total securities (TE)                                30,210      1,346,094     4.49%      32,381      1,521,177     4.26%

Fed funds sold                                            206         42,883     0.96%         449         76,612     1.18%
Cds with banks                                             19          6,791     0.56%          21          6,034     0.71%
Other short-term investments                               13          2,747     0.97%          65         10,907     1.21%
                                                   ---------------------------------------------------------------------------
  Total short-term investments                            238         52,420     0.91%         535         93,552     1.15%

  Average earning assets yield (TE)                  $113,811     $3,919,455     5.83%    $111,879     $3,747,956     6.00%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                  $7,695     $1,816,176     0.85%      $9,786     $1,668,968     1.18%
Time deposits                                          17,978      1,140,836     3.17%      18,839      1,132,752     3.35%
                                                   ---------------------------------------------------------------------------
   Total interest bearing deposits                     25,673      2,957,012     1.75%      28,625      2,801,720     2.06%

Customer repos                                            654        172,486     0.76%         709        174,238     0.82%
Other borrowings                                        1,361         61,851     4.42%       1,209         53,594     4.55%
                                                   ---------------------------------------------------------------------------
  Total borrowings                                      2,015        234,337     1.73%       1,919        227,832     1.70%

  Total interest bearing liab cost                    $27,688     $3,191,349     1.74%     $30,544     $3,029,553     2.03%

Noninterest-bearing deposits                                         636,798                              591,061
Other net interest-free funding sources                               91,308                              127,343

Total Cost of Funds                                   $27,688     $3,919,455     1.42%     $30,544     $3,747,956     1.64%

Net Interest Spread (TE)                              $86,123                    4.08%     $81,336                    3.97%

Net Interest Margin (TE)                              $86,123     $3,919,455     4.41%     $81,336     $3,747,956     4.36%

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

                                                                                      At and For the
                                                            -----------------------------------------------------------------------
                                                               Three Months Ended June 30,           Six Months Ended June 30,
                                                            -----------------------------------    --------------------------------
                                                                 2004                2003               2004                2003
                                                            ---------------     ---------------    ---------------     ------------
Annualized net charge-offs to average loans                      0.47%               0.64%              0.46%                0.61%

Annualized provision for loan losses to average
     loans                                                       0.60%               0.73%              0.58%                0.66%

Average allowance for loan losses to average loans               1.48%               1.61%              1.48%                1.63%

Gross charge-offs (1)                                       $    4,690          $    4,788         $   10,385           $    9,559

Gross recoveries                                            $    1,673          $    1,322         $    4,582           $    3,073

Non-accrual loans                                           $   10,134          $   16,860         $   10,134           $   16,860

Accruing loans 90 days or more past due                     $    3,701          $    2,817         $    3,701           $    2,817

(1)    Gross charge-offs for the six months ended June 30, 2004 were higher primarily due to the removal of commercial credits that were deemed uncollectible.
Non-Interest Income

Non-interest income for the second quarter of 2004 was up $7.0 million, or 39.5%, compared to the same quarter a year ago and was up $2.0 million, or 8.8%, compared to the first quarter of 2004. The primary factors impacting the higher levels of non-interest income as compared to the quarter a year ago, include a $3.0 million gain on the sale of credit card merchant services and higher levels of insurance fees (up $2.0 million) mostly related to the December 31, 2003 purchase of Magna Insurance Company. In addition, other income was up $1.2 million when compared to the quarter a year ago due to income related to a bank owned life insurance program that was initiated in July 2003. Driving the higher levels of non-interest income from the prior quarter were increases in service charges on deposit accounts (up $541,000), trust fees (up $292,000) and insurance fees (up $344,000).

Excluding the gain on sale of assets and securities transactions, non-interest income for the second quarter of 2004 was up $4.6 million, or 27.2%, compared to the same quarter a year ago and was up $1.4 million, or 6.9%, compared to the first quarter of 2004.

The components of non-interest income for the three months and six months ended June 30, 2004 and 2003 are presented in the following table.

                                                           Three Months Ended June 30,           Six Months Ended June 30,
                                                       -----------------------------------    -----------------------------------
(dollars in thousands)                                      2004               2003                2004               2003
                                                       ----------------   ----------------    ---------------    ----------------
Service charges on deposit accounts                        $ 10,771           $ 10,202           $ 21,001            $ 20,357
Trust fees                                                    2,277              2,032              4,262               3,972
Credit card merchant discount fees                            1,042              1,091              1,903               1,891
Insurance fees                                                2,828                836              5,312               1,352
Investment & annuity fees                                       584                840              1,276               1,771
ATM fees                                                      1,136                990              2,264               1,956
Secondary mortgage market operations                            531               (203)               916                 436
Other income                                                  2,450              1,214              4,915               2,606
Gain on sale of assets                                        3,000                  -              5,258                   -
Securities transactions gains                                    11                659                161               1,114
                                                       -------------   ----------------    ---------------    ----------------
   Total non-interest income                               $ 24,630           $ 17,661           $ 47,268            $ 35,455
                                                       =============   ================    ===============    ================
Non-Interest Expense

Operating expenses for the second quarter of 2004 were $4.1 million, or 11.7%, higher compared to the same quarter a year ago and were $175,000, or 0.5%, higher than the previous quarter. An increase from the prior quarter was reflected in increased other operating expense (up $1.7 million) and higher amortization of intangibles (up $199,000) but was substantially offset by decreased personnel expense (down $1.8 million). During March 2004, the Company adjusted its amortization related to deferred compensation contracts, which primarily caused the positive variance in personnel expense when comparing the second quarter of 2004 to the first quarter of 2004. The increase from the same quarter a year ago was reflected in higher personnel expense (up $432,000), higher other operating expense (up $3.1 million) and higher amortization of intangibles (up $346,000).

The Company’s efficiency ratio (expressed as operating expenses as a percent of total revenue (te) before gain on sale of branches, merchant services, securities transactions and amortization of purchased intangibles) decreased to 59.40% for the second quarter of 2004. This was compared to 60.09% for the same quarter a year ago, and 62.34% for the previous quarter. The Company’s number of full service banking facilities stands at 103 as of June 30, 2004 and the number of full-time equivalent employees was 1,754 at June 30, 2004, a reduction of 35 from one year ago.

The following table presents the components of non-interest expense for the three months and six months ended June 30, 2004 and 2003.

                                                            Three Months Ended June 30,          Six Months Ended June 30,
                                                      -----------------------------------   -----------------------------------
(dollars in thousands)                                        2004               2003               2004                2003
                                                      ----------------   ----------------   ----------------    ---------------
Employee compensation                                        $ 16,707           $ 16,657           $ 33,647           $ 32,951
Employee benefits                                               4,430              4,048             10,386              7,926
                                                      ----------------   ----------------   ----------------    ---------------
     Total personnel expense                                   21,137             20,705             44,033             40,877
                                                      ----------------   ----------------   ----------------    ---------------
Equipment and data processing expense                           4,299              3,910              8,622              7,691
Net occupancy expense                                           2,405              2,294              4,818              4,411
Postage and communications                                      2,064              2,135              4,144              4,273
Ad valorem and franchise taxes                                    837                688              1,650              1,425
Legal and professional services                                 2,492                959              3,876              1,789
Stationery and supplies                                           454                446                938                955
Amortization of intangible assets                                 524                178                848                356
Advertising                                                     1,037                888              2,125              1,653
Deposit insurance and regulatory fees                             213                213                424                431
Training expenses                                                 123                110                251                251
Other real estate owned expense                                    67                328                298                535
Other expense                                                   3,785              2,443              6,672              3,641
                                                      ----------------   ----------------   ----------------    ---------------
   Total non-interest expense                                $ 39,437           $ 35,297           $ 78,699           $ 68,288
                                                      ================   ================   ================    ===============

Income Taxes

The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. For the six months ended June 30, 2004 and 2003, the effective federal income tax rate was approximately 30% and 31%, respectively. The amount of tax-exempt income earned during the first six months of 2004 was $6.5 million compared to $6.8 million for the comparable period in 2003.

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

At June 30, 2004 the Company had $489.4 million in unused loan commitments outstanding, of which approximately $288.3 million were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At June 30, 2004 the Company had $42.6 million in letters of credit issued and outstanding.

In January 2003, the Company adopted the provisions of the Financial Accounting Standars Board (FASB) Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The effect of adoption of this Interpretation did not have a material impact on the Company's financial statements.

Tabular Disclosure of Contractual Obligations

The following table shows all significant contractual obligations of the Company at June 30, 2004 according to payments due by period.

                                                                         Payment due by period
                                                                 -----------------------------------------
(dollars in thousands)                                            Less than        1-3            3-5        More than
                                                    Total          1 year         years          years        5 years
                                                --------------   ------------  -------------  ------------  -------------
Certificates of Deposit                            $1,166,489       $522,849       $319,359      $324,275             $6
Short-Term Debt Obligations                           250,828        250,828              -             -              -
Long-Term Debt Obligations                             50,283             13             17        50,023            230
Operating Lease Obligations                            17,553          3,295          4,550         3,043          6,665
                                                --------------   ------------  -------------  ------------  -------------
     Total                                         $1,485,153       $776,985       $323,926      $377,341         $6,901
                                                ==============   ============  =============  ============  =============

Recent Accounting Pronouncements Statement of Financial Accounting Standards ("SFAS") 132 (revised 2003) - Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of the Financial Accounting Standards Board ("FASB") Statements No. 87, 88, and 106 and a replacement of FASB Statement No. 132

In December 2003, the FASB issued SFAS 132 (revised 2003), which revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by SFAS 87, Employers’ Accounting for Pensions, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, investment strategy, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements ending after December 15, 2003. The Company adopted SFAS 132 as prescribed. The required interim disclosure is located in Item 1 of the Consolidated Financial Statements.

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

Staff Accounting Bulletin ("SAB") 105, "Loan Commitments Accounted for as Derivative Instruments"

During the first quarter of 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 105, “Loan Commitments Accounted for as Derivative Instruments”. This SAB addresses the accounting for loan commitments entered into after March 31, 2004, and certain disclosure requirements relevant in the context of mortgage banking activities. The effects of SAB 105 are not material to the Company’s operations or financial position.

Emerging Issues Task Force ("EITF") Issue 03-1, "Meaning of Other Than Temporary Impairment"

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. The Company does not anticipate that the adoption of Issue 03-1 will have a material impact on its financial condition or results of operations.

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

Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of the Company’s investment securities. As of quarter close, the effective duration of the securities portfolio was 2.79. A rate increase of 100 basis points would move the effective duration to 3.30, while a 200 basis point rise would result in an effective duration of 3.46.

In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values are well positioned for a rising interest rate environment. The cumulative gap at 12 months is +5%; indicating the balance sheet is asset sensitive. Exposure to interest rate risk is presented in the following table.

                                            Net Interest Income (te) at Risk

                            Change in interest                      Estimated increase (decrease)
                            rates (basis points)                       in net interest income
                        -----------------------------               -----------------------------

                                   - 100                                      - 6.91%
                                   Stable                                       0.00%
                                   + 100                                      + 3.61%
                                   + 200                                      + 6.76%
                                   + 300                                      + 9.74%

The Company also controls interest rate risk by emphasizing the core relationship aspects of non-certificate depositor accounts and selected maturity targets for certificate of deposit accounts. As of June 30, 2004, regular savings and club accounts represented $260.3 million and money market accounts and now accounts totaled $1.1 billion. Excluding public fund accounts, this represents 56.3% total interest bearing deposit accounts.

Over the past 18 months, the interest rate sensitivity of the depositor accounts has been effectively mitigated by strategically increasing the percentage of variable rate loans. From January 2003 to June 2004, this ratio has grown from 31% to 40%. During the same period, the Company’s loan-to-deposit ratio has risen from 64% to 70%. The resulting impact of these balances sheet strategies can be seen in the Company’s static gap report as of June 30, 2004.

                                            Analysis of Interest Sensitivity at June 30, 2004

                                                      Within      6 months     1 to 3       > 3      Non-Sensitive
                                         Overnight   6 months    to 1 year     years       years      Balance       Total
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
                                                                 (amounts in thousands)
Assets
    Securities                                 $ -   $ 222,096    $ 192,826   $ 307,065   $ 650,742         $ -   $1,372,729
    Federal funds sold & Short-term
      investments                            8,222           -           95           -           -           -        8,317
    Loans                                   33,201   1,281,853      229,658     550,994     479,574           -    2,575,280
    Other assets                                 -           -            -           -           -     508,611      508,611
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
                Total Assets              $ 41,423   $1,503,949   $ 422,579   $ 858,059  $1,130,316   $ 508,611   $4,464,937
                                         ==========  ==========  =========== =========== =========== ===========  ===========
Liabilities
    Interest bearing transaction deposits      $ -   $ 702,473    $ 284,772   $ 741,962    $ 62,623         $ -   $1,791,830
    Time deposits                                -     320,593      202,256     319,359     324,281           -    1,166,489
    Non-interest bearing deposits                -           -            -           -     644,941           -      644,941
    Federal funds purchased                 41,852           -            -           -           -           -       41,852
    Borrowings                             208,976           3           10          17      50,253           -      259,259
    Other liabilities                            -           -            -           -           -     127,059      127,059
    Shareholders' Equity                         -           -            -           -           -     433,507      433,507
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
         Total Liabilities & Equity      $ 250,828   $1,023,069   $ 487,038  $1,061,338  $1,082,098   $ 560,566   $4,464,937
                                         ==========  ==========  =========== =========== =========== ===========  ===========
Interest sensitivity gap                 $ (209,405) $ 480,880    $ (64,459) $ (203,279)   $ 48,218   $ (51,955)
Cumulative interest rate sensitivity gap $ (209,405) $ 271,475    $ 207,016     $ 3,737    $ 51,955         $ -
Cumulative interest rate
    sensitivity gap as a percentage of
    total earning assets                      (5.0)%     7.0%        5.0%       0.0%       1.0%

                                            Analysis of Interest Sensitivity at December 31, 2003

                                                      Within      6 months     1 to 3       > 3      Non-Sensitive
                                         Overnight   6 months    to 1 year     years       years      Balance       Total
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
                                                                 (amounts in thousands)
Assets
    Securities                                 $ -   $ 222,439    $ 184,857   $ 415,614   $ 455,139         $ -   $1,278,049
    Federal funds sold & Short-term
      investments                           11,138           -          150           -           -           -       11,288
    Loans                                   31,477   1,190,556      213,713     514,248     498,650           -    2,448,644
    Other assets                                 -           -            -           -           -     412,377      412,377
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
                Total Assets              $ 42,615   $1,412,995   $ 398,720   $ 929,862   $ 953,789   $ 412,377   $4,150,358
                                         ==========  ==========  =========== =========== =========== ===========  ===========
Liabilities
    Interest bearing transaction deposits      $ -   $ 811,256    $ 212,119   $ 612,678    $ 62,661         $ -   $1,698,714
    Time deposits                                -     351,459      118,889     330,758     311,281           -    1,112,387
    Non-interest bearing deposits                -           -            -           -     636,745           -      636,745
    Federal funds purchased                      -           -            -           -           -           -            -
    Borrowings                             159,496          78           77          15      50,258           -      209,924
    Other liabilities                            -           -            -           -           -      57,707       57,707
    Shareholders' Equity                         -      37,067            -           -           -     397,814      434,881
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
         Total Liabilities & Equity      $ 159,496  $1,199,860    $ 331,085   $ 943,451  $1,060,945   $ 455,521   $4,150,358
                                         ==========  ==========  =========== =========== =========== ===========  ===========
Interest sensitivity gap                 $ (116,881) $ 213,135     $ 67,635   $ (13,589) $ (107,156)  $ (43,144)
Cumulative interest rate sensitivity gap $ (116,881)  $ 96,254    $ 163,889   $ 150,300    $ 43,144         $ -
Cumulative interest rate
    sensitivity gap as a percentage of
    total earning assets                      (3.0)%     3.0%        4.0%       4.0%       1.0%

Certain assumptions in assessing interest rate risk were employed in preparing data for the Company included in the preceding tables portraying the Company’s interest rate risk sensitivity. These assumptions relate to interest rates, loan and deposit growth, pricing, loan prepayment speeds, deposit decay rates, securities portfolio strategy and market value of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as anticipated. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to the net interest income than indicated above.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

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

The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2004, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

In July 2000, the Company announced the execution of a stock buyback program that provides for the repurchase of up to 10 % of the Company’s issued common stock. The program authorizes the repurchase of approximately 3,320,000 shares of the Company’s issued common stock.

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

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities.

                                          (a)                    (b)                    (c)                     (d)
                                                                                  Total number of          Maximum number
                                                                                  shares purchased           of shares
                                      Total number                               as a part of publicly    that may yet be
                                      of shares or          Average Price           announced plans        purchased under
                                     units purchased      Paid per Share         or programs (1)         Plans or Programs
                                   -------------------    ------------------    ---------------------   -----------------------

Total as of March 31, 2004                     131,123        $ 29.0645                      51,754             938,870
                                   ===================    ==================    =====================

Apr. 1, 2004 - Apr. 30, 2004                   101,000 (2)    $ 29.9908                     100,000             838,870
May. 1, 2004 - May. 31, 2004                       349 (3)      28.0600                           -             838,870
Jun. 1, 2004 - Jun. 30, 2004                     2,531 (4)      27.6800                           -             838,870
                                   -------------------    ------------------    ---------------------
Total as of June 30, 2004                      103,880        $ 28.5769                     100,000
                                   ===================    ==================    =====================

 (1)  The Company publicly announced its stock buy-back program on July 18, 2000.

 (2)  1,000 shares were purchased on the open market during April in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (3)  349 shares were purchased on the open market during May in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (4)  2,531 shares were purchased on the open market during June in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:
             1. Exhibit 31 - Rule 13a-14(a) / 15d-14(a) Certifications

             2. Exhibit 32 - Section 1350 Certifications

         Reports on Form 8-K:

             1. A Form 8-K was filed on April 12, 2004 for the purpose of announcing, by press release, earnings for the first quarter ended March 31, 2004.

             2. A Form 8-K was filed on April 23, 2004 for the purpose of announcing, by press release, a presentation by the
                Company's officers at the Gulf South Bank Conference on April 26, 2004 in New Orleans, LA.

                                                            SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                     HANCOCK HOLDING COMPANY
                                                                   ------------------------------
                                                                            Registrant

August 6, 2004                                               By:
---------------                                                 -------------------------------
    Date                                                         George A. Schloegel
                                                                 Vice-Chairman of the Board &
                                                                 Chief Executive Officer

August 6, 2004                                              By:
---------------                                                --------------------------------
    Date                                                         Carl J. Chaney
                                                                 Executive Vice President &
                                                                 Chief Financial Officer