Form 10-Q
period 2004-09-30
HANCOCK HOLDING CO
filed 2004-11-09
CIK 750577

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

For Quarter Ending       September 30, 2004
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

32,471,478 common shares were outstanding as of October 31, 2004 for financial statement purposes.

                                              HANCOCK HOLDING COMPANY
                                              -----------------------

                                                       INDEX
                                                       -----

PART I.  FINANCIAL INFORMATION                                                    PAGE NUMBER
------------------------------                                                    -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets (Unaudited) --
  September 30, 2004 and December 31, 2003                                                  3

  Condensed Consolidated Statements of Earnings (Unaudited) --
  Three and Nine months Ended September 30, 2004 and 2003                                   4

  Condensed Consolidated Statements of Common Stockholders' Equity
  Equity (Unaudited) -- Nine months Ended September 2004 and
  2003                                                                                      5

  Condensed Consolidated Statements of Cash Flows (Unaudited) --
  Nine months Ended September 30, 2004 and 2003                                             6

  Notes to Unaudited Condensed Consolidated Financial Statements                            7

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                            20

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                        29

ITEM 4.  Controls and Procedures                                                           32

PART II.  OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                                         33

ITEM 6.  Exhibits and Reports on Form 8-K                                                  34

SIGNATURES                                                                                 35

                                              PART I  FINANCIAL INFORMATION
                                              -----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                         HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                         ----------------------------------------
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           -------------------------------------
                                        (amounts in thousands, except share data)

                                                                          (Unaudited)
                                                                          September 30,           December 31,
                                                                              2004                   2003*
                                                                        -------------------  -------------------

ASSETS:
     Cash and due from banks (non-interest bearing)                         $   158,550         $   178,082
     Interest-bearing time deposits with other banks                              7,403               5,554
     Federal funds sold                                                               -               5,734
     Securities available for sale, at fair value
        (amortized cost of $1,163,340 and $1,115,404)                         1,165,210           1,118,066
     Securities held to maturity, at amortized cost
        (fair value of $192,239 and $169,451)                                   184,384             159,983
     Loans                                                                    2,689,174           2,459,143
        Less: Allowance for loan losses                                         (38,725)            (36,750)
              Unearned income                                                   (11,684)            (10,499)
                                                                           -------------    ----------------
           Loans, net                                                        2,638,765           2,411,894
     Property and equipment, net of accumulated
        depreciation of $76,349 and $72,034                                      74,351              73,332
     Other real estate, net                                                       3,589               5,439
     Accrued interest receivable                                                 21,559              23,125
     Goodwill, net                                                               56,474              49,100
     Other intangible assets, net                                                12,774               8,131
     Life insurance contracts                                                    78,761              51,165
     Other assets                                                                89,829              60,753

                                                                           -------------    ----------------
           TOTAL ASSETS                                                    $  4,491,649        $  4,150,358
                                                                           =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposits:
        Non-interest bearing demand                                        $    650,484        $    636,745
        Interest-bearing savings, NOW, money market
           and time                                                           2,951,820           2,811,102
                                                                           -------------    ----------------
              Total deposits                                                  3,602,304           3,447,847
     Federal funds purchased                                                      4,209                   -
     Securities sold under agreements to repurchase                             228,423             150,096
     Short-term notes                                                                 -               9,400
     Long-term notes                                                             50,280              50,428
     Other liabilities                                                          146,490              57,706
                                                                           -------------    ----------------
           TOTAL LIABILITIES                                                  4,031,706           3,715,477

CONVERTIBLE PREFERRED STOCK:
     Preferred Stock - $20 par value, 50,000,000 shares authorized and 1,658,187 issued at December 31, 2003; converted to
        common stock February 2004                                                    -              37,067
COMMON STOCKHOLDERS' EQUITY:
     Common Stock-$3.33 par value per share; 75,000,000
        shares authorized, 33,216,240 and 33,216,240 issued,
        respectively                                                            110,610              55,305
     Capital surplus                                                            137,419             145,125
     Retained earnings                                                          224,206             247,001
     Accumulated other comprehensive loss, net                                   (6,688)             (6,304)
     Unearned compensation                                                       (1,831)               (957)
     Treasury stock, at cost, (130,328 and 2,191,102 shares, respectively)       (3,773)            (42,356)
                                                                           -------------    ----------------
           TOTAL COMMON STOCKHOLDERS' EQUITY                                    459,943             397,814
                                                                           -------------    ----------------
           TOTAL LIABILITIES, PREFERRED STOCK
           AND COMMON STOCKHOLDERS' EQUITY                                 $  4,491,649        $  4,150,358
                                                                           =============    ================

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

                                           HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                           ----------------------------------------
                                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                        ---------------------------------------------
                                                          (UNAUDITED)
                                                          -----------
                                        (amounts in thousands except per share data)

                                                                 Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                                 ----------------------------    -----------------------------
                                                                       2004           2003           2004             2003
                                                                 ------------    -------------   ------------     ------------
INTEREST INCOME:
  Loans, including fees                                             $  42,834      $  40,885      $ 124,691       $ 118,628
  U. S. Treasury securities                                               149             77            312             889
  Obligations of U. S. government agencies                              4,757          4,705         13,250          15,076
  Obligations of states and political subdivisions                      2,009          2,320          6,250           7,152
  Mortgage-backed securities                                            4,388          3,708         12,582           8,549
  Collateralized mortgage obligations (CMOs)                            2,815          3,134          8,857          11,641
  Federal funds sold                                                       27             64            232             513
  Other investments                                                       445            315          1,410           1,004
                                                                    ----------     ----------    -----------     -----------
      Total interest income                                            57,424         55,208        167,584         163,452
                                                                    ----------     ----------    -----------     -----------

INTEREST EXPENSE:
  Deposits                                                             13,333         13,010         39,006          41,635
  Federal funds purchased and securities sold
    under agreements to repurchase                                        609            408          1,307           1,131
  Long-term notes and other interest expense                              625            471          1,942           1,666
                                                                    ----------     ----------    -----------     -----------
      Total interest expense                                           14,567         13,889         42,255          44,432
                                                                    ----------     ----------    -----------     -----------

NET INTEREST INCOME                                                    42,857         41,319        125,329         119,020
Provision for loan losses                                               3,388          3,988         10,741          10,974
                                                                    ----------     ----------    -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    39,469         37,331        114,588         108,046
                                                                    ----------     ----------    -----------     -----------

NON-INTEREST INCOME
  Service charges on deposit accounts                                  11,567         11,117         32,568          31,474
  Other service charges, commissions and fees                           7,101          5,490         22,120          16,433
  Securities gains/(losses), net                                           (2)             -            159           1,114
  Gain on sale of assets                                                    -              -          5,258               -
  Other income                                                          2,305          2,484          8,135           5,525
                                                                    ----------     ----------    -----------     -----------
      Total non-interest income                                        20,971         19,091         68,240          54,546
                                                                    ----------     ----------    -----------     -----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                       20,664         21,290         64,698          62,167
  Net occupancy expense of premises                                     2,470          2,512          7,288           6,923
  Equipment rentals, depreciation and maintenance                       2,419          2,459          7,121           6,766
  Amortization of intangibles                                             558            352          1,407             708
  Other expense                                                        12,195          9,739         36,492          28,076
                                                                    ----------     ----------    -----------     -----------
      Total non-interest expense                                       38,306         36,352        117,006         104,640
                                                                    ----------     ----------    -----------     -----------

EARNINGS BEFORE INCOME TAXES                                           22,134         20,070         65,822          57,952
Income tax expense                                                      6,738          6,409         19,909          18,245
                                                                    ----------     ----------    -----------     -----------
NET EARNINGS                                                           15,396         13,661         45,913          39,707
PREFERRED DIVIDEND REQUIREMENT                                              -            663              -           1,990
                                                                    ----------     ----------    -----------     -----------
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS                        $ 15,396       $ 12,998       $ 45,913       $  37,717
                                                                    ==========     ==========    ===========     ===========
BASIC EARNINGS PER COMMON SHARE                                       $  0.47        $  0.42       $   1.42        $   1.22
                                                                    ==========     ==========    ===========     ===========
DILUTED EARNINGS PER COMMON SHARE                                     $  0.47        $  0.41       $   1.39        $   1.19
                                                                    ==========     ==========    ===========     ===========
DIVIDENDS PAID PER COMMON SHARE                                       $ 0.165        $ 0.115       $  0.415        $  0.325
                                                                    ==========     ==========    ===========     ===========
WEIGHTED AVG. COMMON SHARES OUTSTANDING-BASIC                          32,495         30,624         32,365          30,782
                                                                    ==========     ==========    ===========     ===========
WEIGHTED AVG. COMMON SHARES OUTSTANDING-DILUTED                        33,054         33,298         33,039          33,434
                                                                    ==========     ==========    ===========     ===========

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
                              ----------------------------------------------------------------
                                                      UNAUDITED
                                                      ---------
                                      (amounts in thousands, except per share data)

                                                                                    Accumulated
                                                                                      Other
                                     Common Stock                                  Comprehensive
                                     ------------         Capital      Retained       Income       Unearned         Treasury
                                 Shares       Amount      Surplus      Earnings    (Loss), net   Compensation         Stock
                               -----------  ----------- ------------  ------------ ------------- -------------    ------------
Balance, January 1, 2003       16,608,120   $    55,305  $   145,949   $   208,253  $    10,049    $     (552)     $  (31,492)
Net earnings                                                                39,707
Cash dividends -
  $0.325 per common share                                                  (10,031)
Cash dividends -
  $1.20 per preferred share                                                 (1,990)
Change in unrealized gain on
  securities available for sale, net                                                    (15,253)
Transactions relating to
  restricted stock grants, net                                                                           (520)
Common stock buyback program, net                                                                                      (9,102)
Other treasury stock
  transactions, net                                             (534)                                                   1,274
                               -----------  ----------- ------------  ------------ ------------- -------------    ------------
Balance, September 30, 2003    16,608,120    $   55,305  $   145,415   $   235,939  $    (5,204)  $    (1,072)     $  (39,320)
                               ===========  =========== ============  ============ ============= =============    ============

Balance, January 1, 2004       16,608,120    $   55,305  $   145,125   $   247,001  $    (6,304)  $      (957)     $  (42,356)
Net earnings                                                                45,913
Cash dividends -
  $0.415 per common share                                                  (13,403)
100% stock dividend            16,608,120        55,305                    (55,305)
Preferred stock conversion                                    (5,521)                                                  42,624
Change in unrealized loss on
  securities available for
  sale, net                                                                                (384)
Transactions relating to
  restricted stock grants, net                                                                           (874)
Common stock buyback program, net                                                                                      (3,732)
Other treasury stock
  transactions, net                                           (2,185)                                                    (309)
                               -----------  ----------- ------------  ------------ ------------- -------------    ------------
Balance, September 30, 2004    33,216,240   $   110,610  $   137,419   $   224,206  $    (6,688)  $    (1,831)     $   (3,773)
                               ===========  =========== ============  ============ ============= =============    ============

See notes to unaudited condensed consolidated financial statements

                                      HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                      ----------------------------------------
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -----------------------------------------------
                                                       UNAUDITED
                                                       ----------
                                                  (amounts in thousands)

                                                                       Nine Months Ended September 30,
                                                                     -----------------------------------
                                                                          2004                2003
                                                                     ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                     $    45,913            $    39,707
        Adjustments to reconcile net earnings to net
           cash provided by operating activities:
              Depreciation                                                  5,086                  5,345
              Amortization of software                                      1,802                  2,036
              Provision for loan losses                                    10,741                 10,974
              Provision for losses on other real estate owned                 198                    595
              Increase in cash surrender value of bank owned
                life insurance contracts                                   (2,596)                  (524)
              Gain on sales of securities available for sale, net            (159)                (1,114)
              Gain on sale of assets                                       (5,258)                     -
              Amortization of intangible assets                             1,407                    708
              Amortization of securities premium/discount                   4,382                  9,413
              Decrease (increase) in deferred tax asset                       407                 (8,307)
              Decrease in interest receivable                               1,779                  2,334
              Increase in accrued expenses                                  5,322                 10,871
              Increase in other liabilities                                 3,084                 (2,899)
              Decrease in interest payable                                   (574)                (1,765)
              Increase in unearned premiums                                80,952                      -
              Decrease (increase) in miscellaneous receivable              13,628                     (6)
              (Increase) decrease in other assets, net                    (42,006)                   989
              Other, net                                                   15,231                 (1,383)
                                                                     -------------         --------------
        Net cash provided by operating activities                         139,339                 66,974
                                                                     -------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in interest-bearing time deposits                        (1,849)                (2,301)
     Proceeds from maturities, calls or prepayments of
        securities held to maturity                                        17,693                 49,667
     Proceeds from sales and maturities of securities
        available for sale                                                504,297                948,473
     Purchase of securities held to maturity                              (40,483)                     -
     Purchase of securities available for sale                           (556,383)              (965,120)
     Net decrease in federal funds sold                                    19,232                 42,989
     Net increase in loans                                               (224,121)              (252,552)
     Purchases of property, equipment and software, net                    (6,523)                (7,783)
     Proceeds from sales of other real estate                               4,120                  3,694
     Proceeds from sale of merchant services business                       3,000                      -
     Premiums paid on bank owned life insurance contracts                 (25,000)               (50,000)
     Net cash paid in connection with sale transaction                    (22,999)                     -
     Net cash (paid) received in connection purchase transaction          (15,364)                38,933
                                                                     -------------         --------------
        Net cash used in investing activities                            (344,380)              (194,000)
                                                                     -------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                             132,147                 60,117
     Dividends paid                                                       (13,403)               (12,021)
     Net increase in federal funds purchased and
        securities sold under agreements to repurchase                     82,536                 60,813
     Treasury stock transactions, net                                      (6,223)                (8,362)
     Repayment of short-term note                                          (9,400)                     -
     Reductions of long-term notes                                           (148)                  (489)
                                                                     -------------         --------------
        Net cash provided by financing activities                         185,509                100,058
                                                                     -------------         --------------

NET DECREASE IN CASH AND DUE FROM BANKS                                   (19,532)               (26,968)

CASH AND DUE FROM BANKS, BEGINNING                                        178,082                187,786
                                                                     -------------         --------------

CASH AND DUE FROM BANKS, ENDING                                       $   158,550            $   160,818
                                                                     =============         ==============

SUPPLEMENTAL INFORMATION:

     Income taxes paid                                                $    21,165            $    12,485
     Interest paid                                                         42,829                 46,197

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

     Transfers from loans to other real estate                         $    3,867             $    5,706
     Financed sale of foreclosed property                                     947                  2,558

See notes to unaudited condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(At and For the Nine Months Ended September 30, 2004 and 2003)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Hancock Holding Company, its wholly-owned banks, Hancock Bank, Hancock Bank of Louisiana, Hancock Bank of Florida and other subsidiaries. All material intercompany profits, transactions and balances have been eliminated in consolidation.

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

COMPREHENSIVE EARNINGS

Following is a summary of the Company’s comprehensive earnings for the three months and nine months ended September 30, 2004 and 2003.

                                                                      (Amounts in thousands)
                                                    Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                    ----------------------------    ---------------------------
                                                       2004              2003         2004              2003
                                                    -----------       ----------    ----------      -----------
Net earnings                                          $ 15,396         $13,661       $45,913          $39,707

      Other comprehensive income
         (net of income tax):

      Net unrealized holding gains/(losses) on
         securities available for sale, net of tax
         of $9,343 and $5,580, $151
         and $7,823, respectively                       17,350         (10,362)         (281)         (14,529)

      Reclassification adjustments for gains/
         (losses) included in earnings, net of tax
         of $-1 and $0, $56 and $390,
         respectively                                        1               -          (103)            (724)
                                                    -----------       ----------    ----------      -----------

Total Comprehensive Earnings                           $32,747          $3,299       $45,529          $24,454
                                                    ===========       ==========    ==========      ===========
STOCK BASED COMPENSATION

The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. The Company has adopted the disclosure-only option under Statement of Financial Accounting Standards (SFAS) No. 123. Had compensation costs for the Company’s stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company’s net earnings and earnings per share would have been as indicated below:

                                                        (Amounts in thousands, except per share data)
                                                  Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                  ---------------------------     --------------------------
                                                        2004          2003            2004          2003
                                                  -------------  ------------     -----------   ------------
Net earnings available to common
      stockholders:
      As reported                                    $ 15,396     $  12,998       $  45,913     $  37,717
      Deduct total stock based compensation
        determined under the fair value method,
        net of tax                                       (145)         (300)           (435)         (900)
                                                  -------------  ------------     -----------   ------------

      Pro forma net earnings available
      tof common stockholders                        $ 15,251     $  12,698       $  45,478     $  36,817
                                                  =============  ============     ===========   ============

Basic earnings per share:
      As reported                                    $   0.47     $    0.42       $    1.42     $    1.22
      Pro forma                                      $   0.47     $    0.41       $    1.41     $    1.20

Diluted earnings per share:
      As reported                                    $   0.47     $    0.41       $    1.39     $    1.19
      Pro forma                                      $   0.46     $    0.40       $    1.38     $    1.16
ACQUISITIONS

During March 2004, the Company acquired the majority of loans, securities and deposits of the former Guaranty National Bank of Tallahassee, Florida. The Office of the Comptroller of Currency closed all locations of Guaranty National on March 12, 2004. With the transaction, the Company acquired five locations with approximately $40.0 million in performing loans and approximately $69.1 million in deposits from the Federal Deposit Insurance Corporation (FDIC) for a premium of $13.6 million, or 20% of acquired deposits. In accounting for the transaction, management considered it to be an “acquisition of business” and, accordingly, accounted for it under the purchase method of accounting pursuant to SFAS No. 141. Final allocations of asset fair values have been recorded based on an analysis, performed by an independent third party, of deposit balances acquired in this transaction.

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

PENDING PURCHASE

On October 11, 2004, the Company announced the agreement to acquire Ross-King-Walker, Inc. (RKW), a well-known Hattiesburg, MS based property and casualty insurance agency, as a division of Hancock Insurance Agency.

According to the terms of the agreement, Hancock Bank was to acquire (and subsequently acquired) RKW in an all cash transaction. The post-purchase entity will retain the RKW name and become an affiliate of Hancock Insurance Agency. The transaction closed and became effective during the fourth quarter of 2004 as described in Hancock Holding Company's Form 8-K dated November 5, 2004.

STOCK REDEMPTION

On February 4, 2004, the Company completed the redemption/conversion of substantially all $37.1 million of its 8% Cumulative Convertible Preferred Stock which had been originally issued in partial payment for the acquisition of Lamar Capital Corporation in July, 2001. The conversion factor was .6666 shares of Hancock Holding Company common stock for each share of the preferred stock. A total of 7,304 shares of the preferred stock was redeemed for cash at the contract price of $20.00 per share plus pro rated dividends of $0.1511 per share.

STOCK SPLIT

On February 26, 2004 the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% common stock dividend. The additional shares were payable March 18, 2004 to shareholders of record at the close of business on March 8, 2004.

All information concerning earnings per share, dividends per share, and number of shares outstanding has been adjusted to give retroactive effect to this split.

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

                                                                       Three Months Ended,
(amounts in thousands)                                                 September 30, 2004
                                         MS                 LA                FL               Other *          Consolidated
                                    --------------    ---------------   ----------------    ---------------    ---------------
Interest income                         $  30,374          $  23,094           $    925           $  3,031          $  57,424
Interest expense                            9,585              5,292                271               (581)            14,567
                                    --------------    ---------------   ----------------    ---------------    ---------------
      Net interest income                  20,789             17,802                654              3,612             42,857
Provision for loan losses                     949              1,688                 24                727              3,388
Non-interest income                        10,026              7,156                156              3,633             20,971
Depreciation and amortization               1,476                641                 25                136              2,278
Other non-interest expense                 16,519             12,463                983              6,063             36,028
                                    --------------    ---------------   ----------------    ---------------    ---------------
Earnings before income taxes               11,871             10,166               (222)               319             22,134
Income tax expense                          3,627              3,069                (85)               127              6,738
                                    --------------    ---------------   ----------------    ---------------    ---------------
      Net earnings                     $    8,244         $    7,097          $    (137)          $    192         $   15,396
                                    ==============    ===============   ================    ===============    ===============

Total assets                           $2,615,879         $1,825,524          $  80,490           $(30,244)        $4,491,649
                                    ==============    ===============   ================    ===============    ===============

                                                                       Three Months Ended,
(amounts in thousands)                                                 September 30, 2003
                                         MS                 LA                FL               Other *          Consolidated
                                    --------------    ---------------   ----------------    ---------------    ---------------
Interest income                         $  30,234          $  20,947            $     -           $  4,027         $   55,208
Interest expense                            9,323              4,610                  -                (44)            13,889
                                    --------------    ---------------   ----------------    ---------------    ---------------
      Net interest income                  20,911             16,337                  -              4,071             41,319
Provision for loan losses                   1,860              1,761                  -                367              3,988
Non-interest income                         9,225              6,574                  -              3,292             19,091
Depreciation and amortization               1,634                813                  -                135              2,582
Other non-interest expense                 16,657             12,899                  -              4,214             33,770
                                    --------------    ---------------   ----------------    ---------------    ---------------
Earnings before income taxes                9,985              7,438                  -              2,647             20,070
Income tax expense                          3,079              2,287                  -              1,043              6,409
                                    --------------    ---------------   ----------------    ---------------    ---------------
      Net earnings                       $  6,906           $  5,151            $     -           $  1,604         $   13,661
                                    ==============    ===============   ================    ===============    ===============

Total assets                           $2,531,263         $1,617,449            $     -           $ (6,192)        $4,142,520
                                    ==============    ===============   ================    ===============    ===============

      *  Includes eliminations

                                                                  Nine Months Ended,
(amounts in thousands)                                            September 30, 2004
                                       MS               LA               FL              Other *        Consolidated
                                  -------------    -------------    --------------    --------------    -------------
Interest income                      $  89,122        $  67,178          $  1,962         $   9,322       $  167,584
Interest expense                        28,256           14,627               627            (1,255)          42,255
                                  -------------    -------------    --------------    --------------    -------------
      Net interest income               60,866           52,551             1,335            10,577          125,329
Provision for loan losses                3,775            4,202               387             2,377           10,741
Non-interest income                     29,556           26,084               306            12,294           68,240
Depreciation and amortization            4,434            2,010                25               419            6,888
Other non-interest expense              51,372           38,101             2,085            18,560          110,118
                                  -------------    -------------    --------------    --------------    -------------
Earnings before income taxes            30,841           34,322              (856)            1,515           65,822
Income tax expense                       9,052           10,532              (330)              655           19,909
                                  -------------    -------------    --------------    --------------    -------------
      Net earnings                   $  21,789        $  23,790         $    (526)        $     860       $   45,913
                                  =============    =============    ==============    ==============    =============

Total assets                        $2,615,879       $1,825,524         $  80,490         $ (30,244)      $4,491,649
                                  =============    =============    ==============    ==============    =============

                                                                  Nine Months Ended,
(amounts in thousands)                                            September 30, 2003
                                       MS               LA               FL              Other *        Consolidated
                                  -------------    -------------    --------------    --------------    -------------
Interest income                      $  91,583        $  61,818           $     -         $  10,051       $  163,452
Interest expense                        29,876           14,832                 -              (276)          44,432
                                  -------------    -------------    --------------    --------------    -------------
      Net interest income               61,707           46,986                 -            10,327          119,020
Provision for loan losses                5,802            3,970                 -             1,202           10,974
Non-interest income                     26,459           19,542                 -             8,545           54,546
Depreciation and amortization            4,769            2,235                 -               377            7,381
Other non-interest expense              48,057           37,885                 -            11,317           97,259
                                  -------------    -------------    --------------    --------------    -------------
Earnings before income taxes            29,538           22,438                 -             5,976           57,952
Income tax expense                       9,145            6,879                 -             2,221           18,245
                                  -------------    -------------    --------------    --------------    -------------
      Net earnings                  $   20,393       $   15,559           $     -        $    3,755       $   39,707
                                  =============    =============    ==============    ==============    =============

Total assets                        $2,531,263       $1,617,449           $     -        $   (6,192)      $4,142,520
                                  =============    =============    ==============    ==============    =============

      *  Includes eliminations
GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 were as follows:

                                                              Total
                                                           in thousands)
                                                         ----------------

Balance as of December 31, 2003                            $   49,100

Goodwill on acquired bank                                      12,374
      (Guaranty National Bank)

Goodwill allocated to CDI during the period                    (5,000)
      (American Security Bank)

                                                         ----------------
Balance as of September 30, 2004                           $   56,474
                                                         ================

The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated:

                                                             As of                                  As of
       (amounts in thousands)                          September 30, 2004                     December 31, 2003
                                             -----------------------------------    ------------------------------------

                                             Gross Carrying       Accumulated        Gross Carrying       Accumulated
                                                 Amount           Amortization           Amount           Amortization
                                             ---------------     ---------------     ---------------     ---------------
Amortized Intangible Assets:

       Core deposit intangibles                  $   14,642          $    3,790          $    7,922        $   2,546

       Mortgage servicing rights                      4,078               2,156               4,314            1,559

                                             ---------------     ---------------     ---------------     ---------------
            Total                                $   18,720          $    5,946          $   12,236        $   4,105
                                             ===============     ===============     ===============     ===============

    (amounts in thousands)                       Three months ended Sept. 30,             Nine months ended Sept. 30,
                                             -----------------------------------     ------------------------------------
                                                  2004                2003                2004                 2003
                                             ---------------     ---------------     ---------------      ---------------
Aggregate amortization expense for:

       Core deposit intangibles                   $     558           $     352          $    1,407        $    708

       Mortgage servicing rights                        254                 312                 808             868

                                             ---------------     ---------------     ---------------      ---------------
            Total                                 $     812           $     664          $    2,215        $   1,576
                                             ===============     ===============     ===============      ===============

The core deposit intangible has a weighted average life of 10 years. Amortization is estimated to be approximately $1.7 million in 2005, $1.4 million in 2006, $1.2 million in 2007, $1.1 million in 2008, $1.1 million in 2009 and the remainder of $6.4 million thereafter.

RETIREMENT PLANS

In December 2003, the FASB issued SFAS No.132 (revised 2003), which revises employers’ disclosures about pension plans and other postretirement benefits. Net periodic benefits cost includes the following components for the three and nine months ended September 30, 2004 and 2003:

                                                           Three months ended September 30,

                                                   Pension Benefits             Other Postretirement Benefits
                                             -----------------------------      -----------------------------
                                                 2004             2003             2004             2003
                                             -------------    -------------     ------------    -------------
Service Cost                                    $ 514,357        $ 452,125        $  64,750      $  56,619

Interest Cost                                     787,772          744,178           87,250         83,778

Expected return on plan assets                   (760,753)        (677,836)               -              -

Amortization of prior service cost                 20,712           22,937          (13,250)       (13,259)

Amortization of net loss                          234,478          200,998           13,750          5,927

Amortization of transition obligation                   -                -            1,250          1,288

                                             -------------    -------------     ------------    -------------
Net periodic benefit cost                       $ 796,566        $ 742,402        $ 153,750      $ 134,353
                                             =============    =============     ============    =============

                                                              Nine months ended September 30,

                                                   Pension Benefits             Other Postretirement Benefits
                                             -----------------------------      -----------------------------
                                                 2004             2003             2004             2003
                                             -------------    -------------     ------------    -------------

Service Cost                                   $1,543,071      $1,356,375         $ 194,250     $ 169,857

Interest Cost                                   2,363,316       2,232,534           261,750       251,335

Expected return on plan assets                 (2,282,259)     (2,033,508)                -             -

Amortization of prior service cost                 62,138          68,811           (39,750)      (39,777)

Amortization of net loss                          703,434         602,994            41,250        17,781

Amortization of transition obligation                   -               -             3,750         3,864
                                             -------------    -------------     ------------    -------------
Net periodic benefit cost                      $2,389,700      $2,227,206         $ 461,250     $ 403,060
                                             =============    =============     ============    =============

The Company anticipates that it will contribute $3.1 million to its pension plan in 2004. During the first, second and third quarter of 2004, the Company contributed $754,000, $571,000 and $652,000, respectively.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                        Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                       ------------------------------    ------------------------------
                                                           2004            2003              2004            2003
                                                       --------------    ------------    --------------    ------------
     (amounts in thousands)

Balance of allowance for loan losses
  at beginning of period                                   $  38,300       $  35,240         $  36,750       $  34,740
  Provision for loan losses                                    3,388           3,988            10,741          10,974
Loans charged-off:
     Commercial, Real Estate & Mortgage                          880           1,156             4,501           4,037
     Direct & Indirect Consumer                                1,306           1,743             4,644           5,362
     Finance Company                                             721             427             1,987           1,389
     Demand Deposit Accounts                                   1,574           1,212             3,734           3,309
                                                       --------------    ------------    --------------    ------------
  Total charge-offs                                            4,481           4,538            14,866          14,097
                                                       --------------    ------------    --------------    ------------
Recoveries of loans previously
  charged-off:
     Commercial, Real Estate & Mortgage                          167             276             1,868             772
     Direct & Indirect Consumer                                  398             450             1,339           1,454
     Finance Company                                              94              60               310             188
     Demand Deposit Accounts                                     859             774             2,583           2,219
                                                       --------------    ------------    --------------    ------------
  Total recoveries                                             1,518           1,560             6,100           4,633
                                                       --------------    ------------    --------------    ------------
  Net charge-offs                                              2,963           2,978             8,766           9,464
                                                       --------------    ------------    --------------    ------------
  Balance of allowance for loan losses
    at end of period                                       $  38,725       $  36,250         $  38,725       $  36,250
                                                       ==============    ============    ==============    ============

The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

                                                          Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                        ---------------------------------    ----------------------------------
                                                            2004               2003               2004               2003
                                                        --------------    ---------------    ---------------    ---------------
Ratios :
  Net charge-offs to average net loans                       0.45%              0.52%              0.46%              0.58%
  Net charge-offs to period-end net loans                    0.44%              0.50%              0.44%              0.54%
  Allowance for loan losses to average net loans             1.47%              1.58%              1.51%              1.66%
  Allowance for loan losses to period-end net loans          1.45%              1.54%              1.45%              1.54%
  Net charge-offs to loan loss allowance                     7.65%              8.22%             22.64%             26.11%
  Provision for loan losses to net charge-offs             114.34%            133.92%            122.53%            115.96%

Net Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                            Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                            -----------------------------     -----------------------------
                                                                2004            2003             2004             2003
                                                            -------------     -----------     ------------     ------------
Net earnings - used in computation of diluted
       earnings per common share                                $ 15,396        $ 13,661         $ 45,913         $ 39,707
Preferred dividend requirement                                         -             663                -            1,990
                                                            -------------     -----------     ------------     ------------

Net earnings available to common stockholders -
       used in computation of basic earnings
       per common share                                         $ 15,396        $ 12,998         $ 45,913         $ 37,717
                                                            =============     ===========     ============     ============

Weighted average number of common shares
       outstanding - used in computation of
       basic earnings per common share                            32,495          30,624           32,365           30,782
Effect of dilutive securities
       Stock options                                                 559             462              674              440
       Convertible preferred stock                                     -           2,212                -            2,212
                                                            -------------     -----------     ------------     ------------

Weighted average number of common shares
       outstanding plus effect of dilutive
       securities - used in computation of
       diluted earnings per common share                          33,054          33,298           33,039           33,434
                                                            =============     ===========     ============     ============

There were no anti-dilutive shares outstanding for the three and nine months ended September 30, 2004 and 2003.

SELECTED FINANCIAL DATA

The following tables present selected comparative financial data. All share and per share data have been restated to reflect the 100% stock dividend made March 18, 2004.

(amounts in thousands, except per share data)
                                                   Three Months Ended           Nine Months Ended
                                                -------------------------    ------------------------
                                                 9/30/2004    9/30/2003      9/30/2004    9/30/2003
                                                ------------ ------------    ----------- ------------
Per Common Share Data
Earnings per share:
    Basic                                             $0.47        $0.42          $1.42        $1.22
    Diluted                                           $0.47        $0.41          $1.39        $1.19
Cash dividends per share                             $0.165       $0.115         $0.415       $0.325
Book value per share (period end)                    $14.16       $12.81         $14.16       $12.81
Weighted average number of shares:
    Basic                                            32,495       30,624         32,365       30,782
    Diluted (1)                                      33,054       33,298         33,039       33,434
Period end number of shares                          32,472       30,522         32,472       30,522
Market data:
    High closing price                               $34.27       $25.85         $34.27       $25.85
    Low closing price                                $27.32       $23.01         $25.00       $21.00
    Period end closing price                         $31.79       $24.68         $31.79       $24.68
    Trading volume                                    2,792        3,032          8,789        8,448

  (1) There were no anti-dilutive shares outstanding for the three months and nine months ended
      September 30, 2004 and 2003.

(amounts in thousands, except per share data)
                                                                          Three Months Ended             Nine Months Ended
                                                                       --------------------------    --------------------------
                                                                          9/30/2004    9/30/2003       9/30/2004     9/30/2003
                                                                       ------------- ------------    ------------- ------------
Performance Ratios
Return on average assets                                                      1.37%        1.31%            1.40%        1.29%
Return on average common equity                                              13.67%       13.79%           13.88%       13.42%
Earning asset yield (Tax Equivalent ("TE"))                                   5.86%        5.99%            5.84%        6.00%
Total cost of funds                                                           1.44%        1.46%            1.43%        1.58%
Net interest margin (TE)                                                      4.42%        4.54%            4.41%        4.42%
Average common equity as a percent of average total assets                   10.00%        9.49%           10.06%        9.63%
Leverage ratio (period end)                                                   8.86%        9.10%            8.86%        9.10%
FTE Headcount                                                                 1,731        1,751            1,731        1,751

Asset Quality Information
Non-accrual loans                                                            $7,770      $13,988           $7,770      $13,988
Foreclosed assets                                                            $4,151       $6,187           $4,151       $6,187
Total non-performing assets                                                 $11,921      $20,175          $11,921      $20,175
Non-performing assets as a percent of loans and foreclosed assets             0.44%        0.86%            0.44%        0.86%
Accruing loans 90 days past due                                              $5,277       $4,439           $5,277       $4,439
Accruing loans 90 days past due as a percent of loans                         0.20%        0.19%            0.20%        0.19%
Non-performing assets + accruing loans 90 days past due
  to loans and foreclosed assets                                              0.64%        1.05%            0.64%        1.05%
Net charge-offs                                                              $2,963       $2,978           $8,766       $9,464
Net charge-offs as a percent of average loans                                 0.45%        0.52%            0.46%        0.58%
Allowance for loan losses                                                   $38,725      $36,250          $38,725      $36,250
Allowance for loan losses as a percent of period end loans                    1.45%        1.54%            1.45%        1.54%
Allowance for loan losses to NPAs + accruing loans 90 days past due         225.17%      147.27%          225.17%      147.27%
Provision for loan losses                                                    $3,388       $3,988          $10,741      $10,974
Provision for loan losses to net charge-offs                                114.34%      133.92%          122.53%      115.96%

Average Balance Sheet
Total loans                                                              $2,640,689   $2,288,917       $2,561,148   $2,185,694
Securities                                                                1,368,701    1,461,532        1,353,685    1,501,077
Short-term investments                                                       15,667       32,870           40,080       73,103
Earning assets                                                            4,025,057    3,783,319        3,954,913    3,759,873
Allowance for loan losses                                                   (38,455)     (35,534)         (37,753)     (35,065)
Other assets                                                                495,787      393,706          474,770      382,016
Total assets                                                             $4,482,388   $4,141,490       $4,391,930   $4,106,824

Non-interest bearing deposits                                              $654,780     $616,689         $642,836     $599,697
Interest bearing transaction deposits                                     1,815,933    1,689,865        1,816,094    1,676,010
Time deposits                                                             1,143,143    1,120,946        1,141,611    1,128,773
Total interest bearing deposits                                           2,959,075    2,810,811        2,957,705    2,804,784
Total deposits                                                            3,613,856    3,427,499        3,600,541    3,404,481
Other borrowed funds                                                        282,796      243,219          250,608      233,018
Other liabilities                                                           137,665       40,646           95,995       36,754
Preferred stock                                                                   -       37,069            2,992       37,069
Common stockholders' equity                                                 448,072      393,057          441,795      395,503
Total liabilities, preferred stock & common equity                       $4,482,388   $4,141,490       $4,391,930   $4,106,824

(amounts in thousands, except per share data)
                                                                 Three Months Ended             Nine Months Ended
                                                              --------------------------    --------------------------
                                                               9/30/2004     9/30/2003       9/30/2004    9/30/2003
                                                              ------------- ------------    ------------ -------------
Period end Balance Sheet
Commercial/real estate loans                                    $1,414,104   $1,196,393      $1,414,104    $1,196,393
Mortgage loans                                                     404,697      366,073         404,697       366,073
Direct consumer loans                                              495,357      494,466         495,357       494,466
Indirect consumer loans                                            302,897      238,503         302,897       238,503
Finance Company loans                                               60,436       53,635          60,436        53,635
Total loans                                                      2,677,490    2,349,070       2,677,490     2,349,070
Securities                                                       1,349,594    1,420,923       1,349,594     1,420,923
Short-term investments                                               7,403        6,569           7,403         6,569
Earning assets                                                   4,034,487    3,776,562       4,034,487     3,776,562
Allowance for loan losses                                          (38,725)     (36,250)        (38,725)      (36,250)
Other assets                                                       495,887      402,208         495,887       402,208
Total assets                                                    $4,491,649   $4,142,520      $4,491,649    $4,142,520

Non-interest bearing deposits                                     $650,484     $616,515        $650,484      $616,515
Interest bearing transaction deposits                            1,804,949    1,690,499       1,804,949     1,690,499
Time deposits                                                    1,146,871    1,093,777       1,146,871     1,093,777
Total interest bearing deposits                                  2,951,821    2,784,276       2,951,821     2,784,276
Total deposits                                                   3,602,304    3,400,791       3,602,304     3,400,791
Other borrowed funds                                               283,112      273,160         283,112       273,160
Other liabilities                                                  146,289       40,436         146,289        40,436
Preferred stock                                                          -       37,069               -        37,069
Common stockholders' equity                                        459,943      391,063         459,943       391,063
Total liabilities, preferred stock & common equity              $4,491,649   $4,142,520      $4,491,649    $4,142,520

Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans                                          $734         $880          $2,682        $3,226
Mortgage loans                                                         (22)           -             (49)           39
Direct consumer loans                                                1,222        1,094           3,040         3,439
Indirect consumer loans                                                402          637           1,417         1,559
Finance company loans                                                  627          367           1,676         1,201
                                                              ------------- ------------    ------------ -------------
Total net charge-offs                                               $2,963       $2,978          $8,766        $9,464
                                                              ============= ============    ============ =============

Net charge-offs to average loans:
Commercial/real estate loans                                         0.21%        0.30%           0.27%         0.39%
Mortgage loans                                                      -0.02%        0.00%          -0.02%         0.02%
Direct consumer loans                                                1.00%        0.88%           0.84%         0.93%
Indirect consumer loans                                              0.54%        1.12%           0.67%         1.02%
Finance Company loans                                                4.16%        2.77%           3.88%         3.23%
Total net charge-offs to average net loans                           0.45%        0.52%           0.46%         0.58%

(amounts in thousands, except per share amounts)
                                                                   Three Months Ended            Nine Months Ended
                                                                --------------------------    -------------------------
                                                                 9/30/2004    9/30/2003        9/30/2004    9/30/2003
                                                                ------------ -------------    ------------ ------------
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans                                                                65.61%        60.50%          64.76%       58.13%
Securities                                                           34.00%        38.63%          34.23%       39.92%
Short-term investments                                                0.39%         0.87%           1.01%        1.94%
Earning assets                                                      100.00%       100.00%         100.00%      100.00%

Non-interest bearing deposits                                        16.27%        16.30%          16.25%       15.95%
Interest bearing transaction deposits                                45.12%        44.67%          45.92%       44.58%
Time deposits                                                        28.40%        29.63%          28.87%       30.02%
Total deposits                                                       89.78%        90.60%          91.04%       90.55%
Other borrowed funds                                                  7.03%         6.43%           6.34%        6.20%
Other net interest-free funding sources                               3.19%         2.98%           2.62%        3.25%
Total funding sources                                               100.00%       100.00%         100.00%      100.00%

Loan mix:
Commercial/real estate loans                                         52.87%        50.65%          52.69%       50.67%
Mortgage loans                                                       15.17%        15.71%          15.09%       15.01%
Direct consumer loans                                                18.45%        21.51%          18.97%       22.66%
Indirect consumer loans                                              11.24%         9.84%          10.99%        9.38%
Finance Company loans                                                 2.27%         2.29%           2.26%        2.28%
Total loans                                                         100.00%       100.00%         100.00%      100.00%

Average dollars (in thousands)
Loans                                                            $2,640,689    $2,288,917      $2,561,148   $2,185,694
Securities                                                        1,368,701     1,461,532       1,353,685    1,501,077
Short-term investments                                               15,667        32,870          40,080       73,103
                                                                ------------ -------------    ------------ ------------
Earning assets                                                   $4,025,057    $3,783,319      $3,954,913   $3,759,873
                                                                ============ =============    ============ ============

Non-interest bearing deposits                                      $654,780      $616,689        $642,836     $599,697
Interest bearing transaction deposits                             1,815,933     1,689,865       1,816,094    1,676,010
Time deposits                                                     1,143,143     1,120,946       1,141,611    1,128,773
                                                                ------------ -------------    ------------ ------------
Total deposits                                                    3,613,856     3,427,499       3,600,541    3,404,481
Other borrowed funds                                                282,796       243,219         250,608      233,018
Other net interest-free funding sources                             128,405       112,601         103,764      122,375
                                                                ------------ -------------    ------------ ------------
Total funding sources                                            $4,025,057    $3,783,319      $3,954,913   $3,759,873
                                                                ============ =============    ============ ============

Loans:
Commercial/real estate loans                                     $1,396,149    $1,159,338      $1,349,498   $1,107,455
Mortgage loans                                                      400,710       359,563         386,485      328,141
Direct consumer loans                                               487,139       492,307         485,918      495,313
Indirect consumer loans                                             296,755       225,199         281,488      205,048
Finance Company loans                                                59,935        52,509          57,759       49,737
                                                                ------------ -------------    ------------ ------------
Total average loans                                              $2,640,689    $2,288,917      $2,561,148   $2,185,694
                                                                ============ =============    ============ ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides management’s analysis of certain factors that have affected the Company’s consolidated financial condition and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. At September 30, 2004 the Company operated 103 banking offices and more than 140 automated teller machines (ATMs) in the states of Mississippi, Louisiana and Florida through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL). Hancock Bank MS also operates a loan production office in the State of Alabama. Hancock Bank MS, Hancock Bank LA, and Hancock Bank FL are referred to collectively as the “Banks”.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At September 30, 2004, the Company had total assets of $4.5 billion and employed on a full-time equivalent basis 1,234 persons in Mississippi, 466 persons in Louisiana and 31 persons in Florida.

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

The following liquidity ratios at September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003 compare certain assets and liabilities to total deposits or total assets:

                                        September 30,         June 30,           March 31,         December 31,
                                            2004               2004               2004                2003
                                       ---------------    ----------------   ----------------    ---------------

Total securities to total deposits         37.46%              38.10%             37.17%             37.07%

Total loans (net of unearned
      income) to total deposits            74.33%              72.53%             69.49%             71.02%

Interest-earning assets
      to total assets                      89.82%              89.47%             90.49%             90.06%

Interest-bearing deposits
      to total deposits                    81.94%              82.10%             82.07%             81.53%

Capital Resources

The Company continues to maintain an adequate capital position. The ratios as of September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003 are as follows:

                                                    September 30,        June 30,           March 31,         December 31,
                                                       2004                2004               2004                2003
                                                  ----------------    ----------------   ----------------    ---------------

Average equity to average assets                       10.00%               9.95%             10.24%              9.63%

Average equity to average assets (1)                   10.14%              10.13%             10.11%              9.62%

Total capital to risk-weighted assets (2)              13.76%              13.73%             14.30%             14.88%

Tier 1 capital to risk-weighted
      assets (3)                                       12.56%              12.52%             13.05%             13.65%

Leverage capital to average total assets (4)            8.86%               8.76%              8.73%              9.29%

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

(4)     Leverage capital consists of equity capital less goodwill and core deposit intangibles.  Regulations require a minimum 3% leverage capital ratio for an entity to be considered adequately capitalized.

RESULTS OF OPERATIONS

Net Earnings

Net earnings increased $1.7 million, or 13%, for the third quarter of 2004 compared to the third quarter of 2003. Net earnings increased $6.2 million, or 16%, for the first nine months of 2004 compared to the first nine months of 2003. The primary driver of the increase in earnings for the first nine months of 2004 compared to the same period in 2003 was the $5.3 million gain on sale of assets. In addition, net interest income increased $6.3 million and non-interest income increased $9.4 million. Partially offsetting these increases was an increase in operating expenses of $12.4 million. Following is selected information for quarterly and year-to-date comparison:

                                                           Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                          -------------------------------    -----------------------------
                                                              2004              2003             2004              2003
                                                          -------------     -------------    -------------     -----------

Results of Operations:

      Return on average assets                                1.37%            1.31%           1.40%            1.29%

      Return on average equity                               13.67%           13.79%          13.88%           13.42%

Net Interest Income:

      Yield on average interest-earning assets (TE)           5.86%            5.99%           5.84%            6.00%

      Cost of average interest-bearing funds                  1.79%            1.80%           1.76%            1.96%
                                                        -------------     -------------    -------------     -------------

      Net interest spread (TE)                                4.07%            4.19%           4.08%            4.04%
                                                        =============     =============    =============     =============

      Net interest margin (TE)
        (net interest income on a tax-equivalent basis
        divided by average interest-earning assets)           4.42%            4.54%           4.41%            4.42%
                                                        =============     =============    =============     =============
Net Interest Income

Net interest income (te) for the third quarter of 2004 increased $1.5 million, or 4%, from the third quarter of 2003, and was $720,000, or 2% higher than the previous quarter. The Company’s net interest margin (te) was 4.42% in the third quarter of 2004, 2 basis points wider than the previous quarter and 12 basis points narrower than the same quarter a year ago.

Compared to the same quarter a year ago, the primary driver of the $1.5 million increase in net interest income (te) was a $242 million, or 6%, increase in average earning assets mainly from average loan growth of $352 million, or 15%. The Company’s loan growth and overall increase in earning assets was primarily funded by average deposit growth of $186 million, or 5%, together with a net decrease in the securities portfolio of $93 million or 6%. This overall improvement in earning asset mix enabled the Company to increase its loan to deposit ratio to approximately 73%. In addition, loans now comprise 66% of the Company’s earning asset base, as compared to 61% for the same quarter a year ago. The net interest margin (te) narrowed 12 basis points primarily due to the decline in the yield on average earning assets (13 basis points), which was partially offset by a reduction in total funding costs (1 basis point).

The higher level of net interest income (te) (up $720,000, or 2%) and the higher net interest margin (up 2 basis points) as compared to the previous quarter was primarily due to a larger earning asset base (average earning assets were up $27 million from the prior quarter). Average loans grew $77 million, or 3%, from the previous quarter and were funded largely through short-term borrowings and cash flows from the securities portfolio. Average deposits were down $42 million, or 1%, from the prior quarter primarily due to a $42 million decrease in public funds. In addition to the impact of a better earning asset mix, the net interest margin expanded by 2 basis points due to an increase in the yield on average earning assets (3 basis points), which was partially offset by a 1 basis point increase in funding costs.

The following tables detail the components of the Company’s net interest spread and net interest margin.

                                                   Three Months Ended Sept. 30,       Three Months Ended Sept. 30,
                                                 ---------------------------------- ----------------------------------
                                                               2004                                2003
                                                 ---------------------------------- ---------- -------------- --------
(dollars in thousands)                            Interest      Volume      Rate    Interest      Volume       Rate
                                                 ----------- ------------- -------- ---------- -------------- --------
Average Earning Assets
Commercial & real estate loans (TE)                 $19,650    $1,396,149    5.60%    $16,695     $1,159,338    5.71%
Mortgage loans                                        5,753       400,710    5.74%      5,443        359,563    6.06%
Consumer loans                                       15,991       843,830    7.54%     16,011        770,015    8.25%
Loan fees & late charges                              2,179             -    0.00%      3,341              -    0.00%
                                                 ----------- ------------- -------- ---------- -------------- --------
  Total loans (TE)                                   43,573     2,640,689    6.57%     41,490      2,288,917    7.20%

US treasury securities                                  149        11,391    5.19%         77         10,194    2.98%
US agency securities                                  4,757       445,886    4.27%      4,705        468,048    4.02%
CMOs                                                  2,815       285,862    3.94%      3,134        364,045    3.44%
Mortgage backed securities                            4,388       399,959    4.39%      3,708        393,160    3.77%
Municipals (TE)                                       3,030       169,812    7.14%      3,483        198,557    7.02%
Other securities                                        434        55,790    3.11%        303         27,528    4.40%
                                                 ----------- ------------- -------- ---------- -------------- --------
  Total securities (TE)                              15,572     1,368,701    4.55%     15,410      1,461,532    4.22%

Fed funds sold                                           27         7,807    1.36%         64         26,105    0.98%
Cds with banks                                           13         7,860    0.66%         12          6,766    0.68%
Other short-term investments                              -             -    0.00%          -              -    0.00%
                                                 ----------- ------------- -------- ---------- -------------- --------
  Total short-term investments                           40        15,667    1.01%         76         32,870    0.91%

  Average earning assets yield (TE)                 $59,184    $4,025,057    5.86%    $56,975     $3,783,319    5.99%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                $3,905    $1,815,933    0.86%     $4,060     $1,689,865    0.95%
Time deposits                                         9,428     1,143,143    3.28%      8,950      1,120,946    3.17%
                                                 ----------- ------------- -------- ---------- -------------- --------
  Total interest bearing deposits                    13,333     2,959,075    1.79%     13,010      2,810,811    1.84%

Customer repos                                          532       212,573    1.00%        394        187,033    0.84%
Other borrowings                                        702        70,223    3.98%        485         56,186    3.42%
                                                 ----------- ------------- -------- ---------- -------------- --------
  Total borrowings                                    1,234       282,796    1.74%        879        243,219    1.43%

  Total interest bearing liability cost             $14,567    $3,241,871    1.79%    $13,889     $3,054,030    1.80%

Noninterest-bearing deposits                                      654,780                            616,689
Other net interest-free funding sources                           128,405                            112,601

Total Cost of Funds                                 $14,567    $4,025,057    1.44%    $13,889     $3,783,319    1.46%

Net Interest Spread (TE)                            $44,617                  4.07%    $43,087                   4.19%

Net Interest Margin (TE)                            $44,617    $4,025,057    4.42%    $43,087     $3,783,319    4.54%

                                                    Nine Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                 ---------------------------------- ----------------------------------
                                                               2004                                 2003
                                                 ---------------------------------- ----------- ------------- --------
(dollars in thousands)                            Interest      Volume      Rate     Interest      Volume      Rate
                                                 ----------- ------------- -------- ----------- ------------- --------
Average Earning Assets
Commercial & real estate loans (TE)                 $56,185    $1,349,498    5.56%     $49,137    $1,107,455    5.93%
Mortgage loans                                       16,538       386,485    5.71%      15,218       328,141    6.18%
Consumer loans                                       47,458       825,165    7.68%      47,453       750,098    8.46%
Loan fees & late charges                              6,755             -    0.00%       8,645             -    0.00%
                                                 ----------- ------------- -------- ----------- ------------- --------
  Total loans (TE)                                  126,936     2,561,148    6.62%     120,453     2,185,694    7.36%

US treasury securities                                  312        10,857    3.84%         889        36,040    3.30%
US agency securities                                 13,250       424,328    4.16%      15,076       480,172    4.19%
CMOs                                                  8,857       305,801    3.86%      11,641       479,343    3.24%
Mortgage backed securities                           12,582       390,539    4.30%       8,549       275,934    4.13%
Municipals (TE)                                       9,416       175,975    7.13%      10,731       200,747    7.13%
Other securities                                      1,365        46,185    3.94%         906        28,841    4.19%
                                                 ----------- ------------- -------- ----------- ------------- --------
  Total securities (TE)                              45,782     1,353,685    4.51%      47,791     1,501,077    4.25%

Fed funds sold                                          232        31,106    1.00%         513        59,591    1.15%
Cds with banks                                           32         7,150    0.60%          33         6,280    0.69%
Other short-term investments                             13         1,824    0.97%          65         7,231    1.21%
                                                 ----------- ------------- -------- ----------- ------------- --------
  Total short-term investments                          277        40,080    0.92%         611        73,103    1.12%

  Average earning assets yield (TE)                $172,996    $3,954,913    5.84%    $168,855    $3,759,873    6.00%

Interest-Bearing Liabilities
Interest-bearing transaction deposits               $11,600    $1,816,094    0.85%     $13,847    $1,676,010    1.10%
Time deposits                                        27,406     1,141,611    3.21%      27,788     1,128,773    3.29%
                                                 ----------- ------------- -------- ----------- ------------- --------
   Total interest bearing deposits                   39,006     2,957,705    1.76%      41,635     2,804,784    1.98%

Customer repos                                        1,186       185,946    0.85%       1,103       178,550    0.83%
Other borrowings                                      2,063        64,662    4.26%       1,694        54,468    4.16%
                                                 ----------- ------------- -------- ----------- ------------- --------
  Total borrowings                                    3,249       250,608    1.73%       2,798       233,018    1.61%

  Total interest bearing liability cost             $42,255    $3,208,313    1.76%     $44,432    $3,037,801    1.96%

Noninterest-bearing deposits                                      642,836                            599,697
Other net interest-free funding sources                           103,764                            122,375

Total Cost of Funds                                 $42,255    $3,954,913    1.43%     $44,432    $3,759,873    1.58%

Net Interest Spread (TE)                           $130,740                  4.08%    $124,422                  4.04%

Net Interest Margin (TE)                           $130,740    $3,954,913    4.41%    $124,422    $3,759,873    4.42%

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

                                                                                         At and for the
                                                           ----------------------------------------------------------------------
                                                                 Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                           ------------------------------------     -----------------------------
                                                               2004                 2003                 2004              2003
                                                           -------------       ----------------     ---------------    -----------
Annualized net charge-offs to average loans                       0.45%                0.52%               0.46%             0.58%

Annualized provision for loan losses to average
      loans                                                       0.51%                0.69%               0.56%             0.67%

Average allowance for loan losses to average loans                1.47%                1.55%               1.51%             1.60%

Gross charge-offs                                           $    4,481           $    4,538         $    14,866        $   14,097

Gross recoveries                                            $    1,518           $    1,560         $     6,100        $    4,633

Non-accrual loans                                           $    7,770           $   13,988         $     7,770        $   13,988

Accruing loans 90 days or more past due                     $    5,277           $    4,439         $     5,277        $    4,439
Non-Interest Income

Non-interest income (excluding the gain on sale of branches, merchant services and securities transactions) for the third quarter of 2004 was up $1.9 million, or 10%, compared to the same quarter a year ago and was down $646,000, or 3%, compared to the second quarter of 2004. Impacting the change from the same quarter a year ago were higher levels of insurance fees (up $1.2 million), primarily related to the December 31, 2003 purchase of Magna Insurance Company. In addition, increases were reflected in service charges on deposit accounts (up $450,000), trust fees (up $505,000) and debit card and merchant fees (up $315,000). However, investment and annuity fees were down $532,000. The decreases from the prior quarter were concentrated in insurance fees (down $772,000) and other income (down $674,000), but were partially offset by an increase in service charges on deposit accounts (up $796,000).

The components of non-interest income for the three months and nine months ended September 30, 2004 and 2003 are presented in the following table.

                                                    Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                   -------------------------------    -------------------------------
(dollars in thousands)                                 2004              2003             2004              2003
                                                   -------------     -------------    -------------     -------------
Service charges on deposit accounts                   $  11,567         $  11,117        $  32,568         $  31,474
Trust fees                                                2,281             1,776            6,544             5,748
Credit card merchant discount fees                        1,197               882            3,100             2,773
Insurance fees                                            2,056               841            7,369             2,193
Investment & annuity fees                                   438               970            1,714             2,741
ATM fees                                                  1,129             1,021            3,393             2,978
Secondary mortgage market operations                        529               710            1,445             1,146
Other income                                              1,776             1,774            6,690             4,379
Gain on sale of assets                                        -                 -            5,258                 -
Securities transactions gains/(losses)                       (2)                -              159             1,114
                                                   -------------     -------------    -------------     -------------
   Total non-interest income                          $  20,971         $  19,091        $  68,240         $  54,546
                                                   =============     =============    =============     =============
Non-Interest Expense

Non-Interest expenses for the third quarter of 2004 were $2.0 million, or 5%, higher compared to the same quarter a year ago and were $1.1 million, or 3%, lower than the previous quarter. The decrease from the prior quarter was from the Company’s reversal of approximately $1.0 million of pretax operating expense items in the third quarter of 2004. About $400,000 related to incentive compensation that will not be paid in 2004, while $600,000 related to the Company’s medical insurance, which was reversed due to favorable claims experience over the past year. The increase from the same quarter a year ago was due primarily to higher expenses associated with the Company’s recent (March 2004) expansion into Florida, as well as the acquisition of Magna Insurance Company (December 2003).

The following table presents the components of non-interest expense for the three months and nine months ended September 30, 2004 and 2003.

                                                  Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                 --------------------------------    --------------------------------
(dollars in thousands)                               2004              2003              2004              2003
                                                 --------------    --------------    --------------    --------------
Employee compensation                                $  17,298         $  16,955         $  50,945         $  49,906
Employee benefits                                        3,366             4,335            13,753            12,261
                                                 --------------    --------------    --------------    --------------
      Total personnel expense                           20,664            21,290            64,698            62,167
                                                 --------------    --------------    --------------    --------------
Equipment and data processing expense                    4,303             4,356            12,924            12,048
Net occupancy expense                                    2,470             2,512             7,288             6,923
Postage and communications                               2,079             2,020             6,222             6,293
Ad valorem and franchise taxes                             652               840             2,302             2,265
Legal and professional services                          2,177               946             6,054             2,735
Stationery and supplies                                    436               400             1,374             1,355
Amortization of intangible assets                          558               352             1,407               708
Advertising                                                898             1,394             3,023             3,047
Deposit insurance and regulatory fees                      218               222               643               653
Training expenses                                           60               117               311               368
Other real estate owned expense                            215               527               513             1,062
Other expense                                            3,576             1,376            10,247             5,016
                                                 --------------    --------------    --------------    --------------
   Total non-interest expense                        $  38,306         $  36,352         $ 117,006         $ 104,640
                                                 ==============    ==============    ==============    ==============

Income Taxes

The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. For the nine months ended September 30, 2004 and 2003, the effective federal income tax rate was approximately 30% and 31%, respectively. The amount of tax-exempt income earned during the first nine months of 2004 was $9.7 million compared to $10.1 million for the comparable period in 2003.

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

At September 30, 2004 the Company had $565.1 million in unused loan commitments outstanding, of which approximately $325.9 million were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At September 30, 2004 the Company had $44.4 million in letters of credit issued and outstanding.

In January 2003, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The effect of adoption of this Interpretation did not have a material impact on the Company’s financial statements.

Tabular Disclosure of Contractual Obligations

The following table shows all significant contractual obligations of the Company at September 30, 2004 according to payments due by period.

                                                                           Payment due by period
                                                               ------------------------------------------
(dollars in thousands)                                         Less than            1-3          3-5        More than
                                                  Total          1 year            years        years        5 years
                                               -------------   -----------    --------------  -----------   -----------
Certificates of Deposit                          $1,146,871      $508,783        $375,006      $263,076            $6
Short-Term Debt Obligations                         232,632       232,632               -             -             -
Long-Term Debt Obligations                           50,280            10              17        50,027           226
Operating Lease Obligations                          17,342         3,261           4,291         3,056         6,734
                                               -------------   -----------    ------------    ----------   -----------
      Total                                      $1,447,125      $744,686        $379,314      $316,159        $6,966
                                               =============   ===========    ============    ==========   ===========

Recent Accounting Pronouncements Statement of Financial Accounting Standards ("SFAS") No.132 (revised 2003) - Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of the Financial Accounting Standards Board ("FASB") Statements No. 87, 88, and 106 and a replacement of FASB Statement No. 132

In December 2003, the FASB issued SFAS 132 (revised 2003), which revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by SFAS 87, Employers’ Accounting for Pensions, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original SFAS No.132 about the assets, obligations, cash flows, investment strategy, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements ending after December 15, 2003. The Company adopted SFAS No.132 as prescribed. The required interim disclosure is located in Item 1 of the Unaudited Condensed Consolidated Financial Statements.

FASB Interpretation ("FIN") 46 and 46R - Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation were effective for all financial statements issued after January 31, 2003. The consolidation requirements applied to all variable interest entities created after January 31, 2003. This Interpretation was amended in October 2003 by FASB Staff Position (“FSP”) 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This FSP deferred the effective date for applying the provisions of FIN 46 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. As amended, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the end of annual or interim periods ending after December 15, 2003. In December 2003, FIN 46R was issued, which again deferred the effective date for interests held by public companies in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The Company adopted FIN 46 and its amendment as prescribed. The effect of this Interpretation on the Unaudited Condensed Consolidated Financial Statements was not material.

Statement of Position (“SOP”) 03-3 - Accounting for Loans or Certain Debt Securities Acquired in a Transfer

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

Emerging Issues Task Force ("EITF") Issue 03-1, "Meaning of Other Than Temporary Impairment"

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB approved a Staff Position to delay the requirement to record impairment losses under Issue 03-01. The approved delay will apply to all securities within the scope of Issue 03-01 and is expected to end when new guidance is issued and comes into effect. The Staff Position did not effect the disclosure requirements of Issue 03-01. The Company will continue to monitor changes to Issue 03-01, but does not consider it, or related Staff Position to have a material impact on the Company’s financial position or results of operations.

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

Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of the Company’s investment securities. As of quarter close, the effective duration of the securities portfolio was 2.76. A rate increase of 100 basis points would move the effective duration to 3.74, while a 200 basis point rise would result in an effective duration of 4.16.

In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values are well positioned for a rising interest rate environment. The cumulative gap at 12 months is +6%; indicating the balance sheet is asset sensitive. Exposure to interest rate risk is presented in the following table.

                    Net Interest Income (te) at Risk
                    --------------------------------

                                                 Estimated increase
     Change in interest                              (decrease)
    rates (basis points)                       in net interest income
-----------------------------               -----------------------------

           - 100                                      - 6.57%
          Stable                                        0.00%
           + 100                                      + 4.44%
           + 200                                      + 7.68%
           + 300                                     + 10.35%

The Company also controls interest rate risk by emphasizing the core relationship aspects of non-certificate depositor accounts and selected maturity targets for certificate of deposit accounts. As of September 30, 2004, regular savings and club accounts represented $263.3 million and money market accounts and now accounts totaled $1.1 billion. Excluding public fund accounts, this represents 57.0% total interest bearing deposit accounts.

Over the past 18 months, the interest rate sensitivity of the depositor accounts has been effectively mitigated by strategically increasing the percentage of variable rate loans. From January 2003 to September 2004, this ratio has grown from 31% to 40%. During the same period, the Company’s loan-to-deposit ratio has risen from 64% to 73%. The resulting impact of these balances sheet strategies can be seen in the Company’s static gap report as of September 30, 2004.

                                             Analysis of Interest Sensitivity at September 30, 2004

                                                      Within       6 months    1 to 3                  Non-Sensitive
                                        Overnight    6 months      to 1 year    years      > 3 years       Balance        Total
                                        -----------  ----------  -----------  ----------  ----------    ----------    ------------
                                                                  (amounts in thousands)
Assets
     Securities                           $      -  $  292,770    $ 151,879   $ 359,052   $ 545,893    $        -      $1,349,594
     Federal funds sold & Short-term
        investments                          6,130           -        1,273           -           -             -           7,403
     Loans                                  37,560   1,296,065      209,205     561,806     534,129             -       2,638,765
     Other assets                                -           -            -           -           -       495,887         495,887
                                        -----------  ----------  -----------  ----------  ----------    ----------    ------------
               Total Assets               $ 43,690  $1,588,835    $ 362,357   $ 920,858  $1,080,022    $  495,887      $4,491,649
                                        ===========  ==========  ===========  ==========  ==========    ==========    ============
Liabilities
     Interest bearing transaction
        deposits                          $      -   $ 708,440    $ 286,292   $ 746,160   $  64,057    $        -      $1,804,949
     Time deposits                               -     304,138      204,645     375,006     263,082             -       1,146,871
     Non-interest bearing deposits               -           -            -           -     650,484             -         650,484
     Federal funds purchased                 4,209           -            -           -           -             -           4,209
     Borrowings                            228,243           6            3          17      50,435           200         278,904
     Other liabilities                           -           -            -           -           -       146,289         146,289
     Shareholders' Equity                        -           -            -           -           -       459,943         459,943
                                        -----------  ----------  -----------  ----------  ----------    ----------    ------------
        Total Liabilities & Equity        $232,452   $1,012,584   $ 490,940  $1,121,183  $1,028,058     $ 606,432      $4,491,649
                                        ===========  ==========  ===========  ==========  ==========    ==========    ============
Interest sensitivity gap                $(188,762)   $ 576,251    $(128,583) $(200,325)   $  51,964     $(110,545)
Cumulative interest rate sensitivity
   gap                                  $(188,762)   $ 387,489    $ 258,906  $  58,581    $ 110,545     $       -
Cumulative interest rate
   sensitivity gap as a percentage
   of total earning assets                   (5.0)%       10.0%        6.0%      1.0%        3.0%

                                             Analysis of Interest Sensitivity at December 31, 2003

                                                      Within       6 months    1 to 3                  Non-Sensitive
                                        Overnight    6 months      to 1 year    years     > 3 years        Balance        Total
                                        -----------  ----------  -----------  ----------  ----------    ----------    ------------
                                                                  (amounts in thousands)
Assets
     Securities                         $       -    $  222,439  $   184,857  $  415,614  $  455,139    $        -     $1,278,049
     Federal funds sold & Short-term
        investments                        11,138             -          150           -           -             -         11,288
     Loans                                 31,477     1,190,556      213,713     514,248     498,650             -      2,448,644
     Other assets                               -             -            -           -           -       412,377        412,377
                                        -----------  ----------  -----------  ----------  ----------    ----------    ------------
               Total Assets              $ 42,615    $1,412,995  $   398,720  $  929,862  $  953,789    $  412,377     $4,150,358
                                        ===========   ========== ===========  ==========  ==========    ==========    ============
Liabilities
     Interest bearing transaction
        deposits                         $      -    $  811,256  $   212,119  $  612,678  $   62,661    $        -     $1,698,714
     Time deposits                              -       351,459      118,889     330,758     311,281             -      1,112,387
     Non-interest bearing deposits              -             -            -           -     636,745             -        636,745
     Federal funds purchased                    -             -            -           -           -             -              -
     Borrowings                           159,496            78           77          15      50,258           234        210,158
     Other liabilities                          -             -            -           -           -        57,473         57,473
     Shareholders' Equity                       -        37,067            -           -           -       397,814        434,881
                                        -----------  ----------  -----------  ----------  ----------    ----------    ------------
        Total Liabilities & Equity      $ 159,496    $1,199,860  $   331,085  $  943,451  $1,060,945    $  455,521     $4,150,358
                                        ===========   ========== ===========  ==========  ==========    ==========    ============
Interest sensitivity gap                $(116,881)   $  213,135  $    67,635  $  (13,589) $ (107,156)   $  (43,144)
Cumulative interest rate sensitivity
   gap                                  $(116,881)   $   96,254  $   163,889  $  150,300  $   43,144    $        -
Cumulative interest rate
   sensitivity gap as a percentage
   of total earning assets                   (3.0)%         3.0%        4.0%       4.0%       1.0%

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2004, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

                                        (a)                   (b)                  (c)                   (d)
                                                                             Total number of
                                                                            shares purchased       Maximum nunmber
                                                                              as a part of            of shares
                                   Total number                                 publicly           that may yet be
                                   of shares or          Average Price       announced plans       purchased under
                                  units purchased       Paid per Share       or programs (1)      Plans or Programs
                                  ----------------      ----------------    ------------------    ------------------

Total as of June 30, 2004                 235,003           $   29.4462               151,754               838,870
                                  ================      ================    ==================

Jul. 1, 2004 - Jul. 31, 2004               33,243 (2)       $   29.6796                31,000               807,870
Aug. 1, 2004 - Aug. 31, 2004               40,328 (3)           25.9346                39,900               767,970
Sep. 1, 2004 - Sep. 30, 2004               15,818 (4)           32.5170                13,380               754,590
                                  ----------------      ----------------    ------------------
Total as of Sept. 30, 2004                 89,389           $   29.3771                84,280
                                  ================      ================    ==================

(1)   The Company publicly announced its stock buy-back program on July 18, 2000.

(2)   2,243 shares were purchased on the open market during July in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

(3)   428 shares were purchased on the open market during August in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

(4)   2,438 shares were purchased on the open market during September in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:
               1.  Exhibit 31 - Rule 13a-14(a) / 15d-14(a) Certifications

               2.  Exhibit 32 - Section 1350 Certifications

        Reports on Form 8-K:

               1.  A Form 8-K was filed on July 12, 2004 for the purpose of announcing, by press release, the Company's earnings for the six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HANCOCK HOLDING COMPANY
                                              ----------------------------------------
                                                              Registrant

November 8, 2004                          By:  /s/ George A. Schloegel
--------------------                          ----------------------------------
      Date                                      George A. Schloegel
                                                Vice-Chairman of the Board &
                                                Chief Executive Officer

November 8, 2004                          By:  /s/ Carl J. Chaney
--------------------                          ----------------------------------
       Date                                     Carl J. Chaney
                                                Executive Vice President &
                                                Chief Financial Officer