Form 10-K
period 2004-12-31
HANCOCK HOLDING CO
filed 2005-03-16
CIK 750577

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

                                                     FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 2004.

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
Yes    X        No
      ---

                              Continued

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 28, 2005 was approximately $702,015,969 (based on an average market price of $30.92). For purposes of this calculation only, shares held by non-affiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On December 31, 2004, the registrant had outstanding 32,439,702 shares of common stock for financial statement purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 are incorporated by reference into Part I and Part II of this report.

Portions of the definitive Proxy Statement used in connection with the Registrant’s Annual Meeting of Shareholders held on March 31, 2005, filed by the Registrant on February 28, 2005, are incorporated by reference into Part III of this report.

                                                     CONTENTS

PART I

Item 1.      Business                                                                         4
Item 2.      Properties                                                                      32
Item 3.      Legal Proceedings                                                               34
Item 4.      Submission of Matters to a Vote of Security Holders                             34

PART II

Item 5.      Market for the Registrant's Common Stock
              and Related Stockholder Matters                                                34
Item 6.      Selected Financial Data                                                         34
Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                            35
Item 7A      Quantitative and Qualitative Disclosures About
              Market Risk                                                                    39
Item 8.      Financial Statements and Supplementary Data                                     40
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                                        40
Item 9A      Controls and Procedures                                                         41
Item 9B      Other Information                                                               41

PART III

Item 10.     Directors and Executive Officers of the
               Registrant                                                                    42
Item 11.     Executive Compensation                                                          44
Item 12.     Security Ownership of Certain Beneficial
                Owners and Management                                                        44
Item 13.     Certain Relationships and Related Transactions                                  44
Item 14.     Principal Accountant Fees and Services                                          44

PART IV

Item 15.     Exhibits and Financial Statement Schedules                                      44

                                                      PART I

                                                 ITEM 1 - BUSINESS

                                         BACKGROUND AND CURRENT OPERATIONS

Background

General:

Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. In 2002, the Company qualified as a financial holding company giving it broader powers. At December 31, 2004 the Company operated 102 banking offices and more than 140 automated teller machines (ATMs) in the states of Mississippi, Louisiana and Florida through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL). Hancock Bank MS also operates a loan production office in the State of Alabama. Hancock Bank MS, Hancock Bank LA and Hancock Bank FL are referred to collectively as the “Banks”.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 2004, the Company had total assets of $4.66 billion and employed on a full-time equivalent basis 1,265 persons in Mississippi, 467 persons in Louisiana and 35 persons in Florida.

Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Based on the most current available published data, Hancock Bank MS has the largest deposit market share in each of the following four counties: Harrison, Hancock, Jackson and Pearl River. In addition, Hancock Bank MS has a significant presence in the following counties: Lamar, Forrest and Jefferson Davis. With assets of $2.6 billion at December 31, 2004, Hancock Bank MS was ranked the third largest bank in Mississippi.

In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With assets of $1.9 billion at December 31, 2004, Hancock Bank LA was ranked the fourth largest bank in Louisiana.

Beginning with the 1985 acquisition of the Pascagoula-Moss Point Bank in Pascagoula, Mississippi, the Company has acquired approximately $1.7 billion in assets and approximately $1.5 billion in deposit liabilities through selected acquisitions or purchase and assumption transactions.

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

During March 2004, the Company acquired the majority of loans, securities and deposits of the former Guaranty National Bank (GNB) of Tallahassee, Florida. The Office of the Comptroller of Currency (OCC) closed all locations of GNB on March 12, 2004. With the transaction, the Company acquired five locations with approximately $40.0 million in performing loans and approximately $69.0 million in deposits from the FDIC for a premium of $12.6 million, or 18% of acquired deposits. In accounting for the transaction, management considered it to be an “acquisition of business” and, accordingly, accounted for it under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141. Final allocations of asset and liability fair values have been recorded based on an analysis, performed by an independent third party.

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

The Banks hold nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 2004, the book value of real estate held for resale was approximately $3.0 million.

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

Trust Services:

The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 2004, the Trust Departments of the Banks had approximately $5.1 billion of assets under administration compared to $4.7 billion as of December 31, 2003. As of December 31, 2004, $3.1 billion of administered assets were corporate accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

Operating Efficiency Strategy:

The primary focus of the Company’s operating strategy is to increase operating income and to reduce operating expense. A Company’s operating efficiency ratio indicates the percentage of each dollar of net revenue that is used to fund operating expenses. Net revenue for a financial institution is the total of net interest income plus non-interest income, excluding securities transactions gains or losses. Operating expenses exclude the amortization of intangibles. The Company’s operating efficiency ratio was 57.33% for the year ended December 31, 2004, compared to 57.83% for the year ended December 31, 2003.

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

Hancock Bank MS also owns approximately 3,700 acres of timberland in Hancock County, Mississippi, most of which was acquired through foreclosure in the 1930‘s. Timber sales and oil and gas leases on this acreage generate less than 1% of the Company’s annual net income.

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

The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders’ equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company’s leverage capital ratio at December 31, 2004 was 8.97% and 9.29% at December 31, 2003.

The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories; 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 2004, the Company’s off-balance sheet items aggregated $599.1 million; however, after the credit conversion these items represented $174.8 million of balance sheet equivalents.

The primary component of risk-based capital is Tier 1 Capital, which for the Company is essentially equal to common stockholders’ equity, less goodwill and other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2004, the Company’s Tier 1 and Total Capital ratios were 12.39% and 13.58%, respectively. At December 31, 2003, the Company’s Tier 1 and Total Capital ratios were 13.65% and 14.88%, respectively

The prior approval of the Federal Reserve must be obtained before the Company may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Federal Reserve approve an acquisition of any bank located outside Mississippi unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. The banking laws of Mississippi presently permit out-of-state banking organizations to acquire Mississippi banking organizations, provided the out-of-state banking organization’s home state grants similar privileges to banking organizations in Mississippi. In addition, Mississippi banking organizations were granted similar powers to acquire certain out-of-state financial institutions pursuant to the Interstate Bank Branching Act, which was adopted in 1996.

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

Bank Regulation

The operations of the Banks are subject to state and federal statutes applicable to state banks and the regulations of the Federal Reserve and the FDIC, to the extent states banks are granted parity with national banks. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the Banks’ operations.

Hancock Bank MS is subject to regulation and periodic examinations by the FDIC and the State of Mississippi Department of Banking and Consumer Finance. Hancock Bank LA is subject to regulation and periodic examinations by the FDIC and the Office of Financial Institutions, State of Louisiana. Hancock Bank FL is subject to regulation and periodic examinations by the FDIC and the Florida Department of Financial Services. These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations. These examinations are designed for the protection of the Banks’ depositors, rather than their stockholders. In addition to these regular examinations, the Company and the Banks must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

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

Effective in the first quarter of 1996, the FDIC lowered banks’ deposit insurance premiums from 4 to 31 cents per hundred dollars in insured deposits to a rate of 0 to 27 cents. The Banks have received a risk classification of 1A for assessment purposes. In 1997 an assessment for the Financing Corporation’s debt service was added to the FDIC quarterly premium payment. That assessment averaged 3.88 cents per hundred dollars of insured deposits during 2004 and 3.77 (annualized) for the first quarter of 2005. Total assessments paid to the FDIC amounted to $520 thousand in 2004. For the year ended December 31, 2004, premiums on OAKAR deposits from the acquisitions of Peoples Federal Savings Association, Lamar Bank two Dryades Savings Bank and Guaranty National Bank totaled $21 thousand.

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

Although Hancock Bank MS, Hancock Bank LA and Hancock Bank FL are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $40.6 million, or, if the aggregate of such accounts exceeds $40.6 million, $1.218 million plus 10% of the total in excess of $40.6 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution’s transaction accounts.

The Financial Services Modernization Act also permits national banks, and through state parity statutes, state banks, to engage in expanded activities through the formation of financial subsidiaries. A state bank may have a subsidiary engaged in any activity authorized for state banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

A state bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized” and “well-managed.” The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A state bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

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

In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Section 404 of the Sarbanes-Oxley Act requires the Company to include in its Annual Report a report stating management's responsibility to establish and maintain adequate internal control over financial reporting and management's conclusion on the effectiveness of the internal controls at year end. Additionally, the Company's independent registered public accounting firm is required to attest to and report on management's evaluation of internal control over financial reporting.

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

Another significant statistic in the analysis of net interest income is the effective interest differential (also referred to as the net interest margin), which is the average of net interest earned, net interest income (te) less net interest expense, on the Company’s average earning assets. The difference between the average yield on earning assets and the effective rate paid for all deposits and borrowed funds, non-interest-bearing as well as interest-bearing, is the net interest spread. Since a portion of the Bank’s deposits does not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The net interest margin (te) for the years 2004 and 2003 was 4.44% and 4.45%, respectively.

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

“Table 11 - Summary of Average Balance Sheets, Net Interest Income (te) & Interest Rates” included under the caption “Results of Operations” on pages 51 through 52 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference.

The following table is a summary of average balance sheets that reflects average taxable and non-taxable investment income.

SUMMARY  OF  AVERAGE  BALANCE  SHEETS
NET  INTEREST  INCOME  (te)*  &  INTEREST  RATES
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       2004                         2003                      2002
------------------------------------------------------------------------------------------------------------------------------------
                                                 Average                      Average                   Average
                                                 Balance   Interest   Rate    Balance    Interest Rate  Balance    Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
    Loans** (te)                               $2,599,561  $172,868   6.65%  $2,238,245  $161,850 7.23% $1,961,299  $159,453   8.13%
------------------------------------------------------------------------------------------------------------------------------------
    Securities:
       Taxable                                  1,178,810    53,076   4.50%   1,277,108    54,128 4.24%  1,283,159    67,852   5.29%
       Tax-exempt *                               166,540     7,719   4.63%     189,048     8,705 4.60%    210,415     9,486   4.51%
------------------------------------------------------------------------------------------------------------------------------------
          Total investment in securities        1,345,350    60,795   4.52%   1,466,156    62,833 4.29%  1,493,574    77,338   5.18%
------------------------------------------------------------------------------------------------------------------------------------
    Federal funds sold and
       short-term investments                      27,670       310   1.12%      51,850       597 1.15%     76,001     1,277   1.68%
    Interest bearing deposits with other banks      7,241        74   1.02%       6,136        40 0.65%      7,426       175   2.36%
------------------------------------------------------------------------------------------------------------------------------------
          Total earning assets (te)             3,979,822   234,047   5.88%   3,762,387   225,320 5.99%  3,538,300   238,243   6.73%
------------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
    Other assets                                  482,629                       384,953                    352,533
    Allowance for loan losses                     (38,117)                      (35,391)                   (33,135)
------------------------------------------------------------------------------------------------------------------------------------
          Total assets                         $4,424,334                    $4,111,949                 $3,857,698
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
    Interest-bearing transaction deposits      $1,360,198    $8,191   0.60%  $1,303,441   $10,461 0.80% $1,126,594   $15,678   1.39%
    Time deposits                               1,018,165    35,056   3.44%     980,703    34,429 3.51%    971,457    39,532   4.07%
    Public funds                                  574,266     9,323   1.62%     518,613     9,301 1.79%    475,521    12,175   2.56%
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits          2,952,629    52,570   1.78%   2,802,757    54,191 1.93%  2,573,572    67,385   2.62%
------------------------------------------------------------------------------------------------------------------------------------
    Customer repurchase agreements                195,470     1,909   0.98%     177,535     1,446 0.81%    173,084     2,214   1.28%
    Other interest-bearing liabilities             69,960     2,791   3.99%      56,672     2,324 4.10%     54,798     2,454   4.48%
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities       3,218,059    57,270   1.78%   3,036,964    57,961 1.91%  2,801,454    72,053   2.57%
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST BEARING LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
    Demand deposits                               650,106                       604,448                    601,374
    Other liabilities                             106,545                        37,434                     28,980
    Preferred stockholders' equity                  2,240                        37,069                     37,069
    Common stockholders' equity                   447,384                       396,034                    388,821
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities, preferred stock &
          common stockholders' equity          $4,424,334             1.44%  $4,111,949           1.54% $3,857,698             2.04%
------------------------------------------------------------------------------------------------------------------------------------
       Net interest income and margin (te)                 $176,777   4.44%              $167,359 4.45%             $166,190   4.70%
       Net earning assets and spread             $761,763             4.10%    $725,423           4.08%   $736,846             4.16%
------------------------------------------------------------------------------------------------------------------------------------
 *Tax-equivalent and tax-effected (te) amounts are calculated using a marginal federal tax income tax rate of 35%.
**Loan interest income includes loan fees of $9.2 million, $11.1 million and $9.5 million for each of the three years ended
  December 31, 2004.  Non-accrual  loans in average balances and income on such loans, if recognized, is recorded on a cash basis.

Information regarding the changes in interest income on interest-earning assets and interest expense on interest-bearing liabilities relating to rate and volume variances is included in “Table 12 - Summary of Changes in Net Interest Income (te)” under the caption “Results of Operations” on pages 51 through 53 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference.

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

The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. At December 31, 2004, the Company’s cumulative interest sensitivity gap in the one year interval was 5.0%. The percentage reflects a higher level of interest sensitive liabilities than assets re-pricing within one year. Generally, when rate sensitive liabilities exceed rate sensitive assets, the net interest margin is expected to be positively affected during periods of decreasing interest rates and negatively affected during periods of increasing rates.

The following tables set forth the scheduled re-pricing or maturity of the Company’s assets and liabilities at December 31, 2004 and December 31, 2003. The assumed prepayment of investments and loans were based on the Company’s assessment of current market conditions on such dates. Estimates have been made for the re-pricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or re-pricing periods, reactions will vary as to timing and degree of interest rate change.

                                                   Analysis of Interest Sensitivity at December 31, 2004

                                                      Within     6 months        1 to 3         > 3      Non-Sensitive
                                      Overnight     6 months     to 1 year        years         years       Balance       Total
                                     -----------   ----------   -----------    ----------     ----------  -------------  ----------
                                                                    (amounts in thousands)
Assets

 Securities                           $      -     $  216,564      $130,944      $371,665     $  583,196     $       -  $1,302,369
 Federal funds sold & short-term
   investments                         142,135              -         8,126             -              -             -     150,261
 Loans                                  39,370      1,327,083       214,990       583,394        543,041             -   2,707,878
 Other assets                                -             -              -             -              -       504,218     504,218
                                     -----------   ----------   -----------    ----------     ----------  ------------- -----------
           Total Assets               $181,505     $1,543,647      $354,060      $955,059     $1,126,237     $ 504,218  $4,664,726
                                     ===========   ==========   ===========    ==========     ==========  ============= ==========
Liabilities
 Interest bearing transaction
   deposits                           $      -     $  867,682      $249,596      $703,988        $68,429     $       -  $1,889,695
 Time deposits                               -        418,642       116,162       436,094        239,999             -   1,210,897
 Non-interest bearing deposits               -              -             -             -        697,353             -     697,353
 Federal funds purchased                   800              -             -             -              -             -         800
 Borrowings                            200,036              3             3            17         50,250             -     250,309
 Other liabilities                           -              -             -             -              -       151,090     151,090
 Shareholders' Equity                        -              -             -             -              -       464,582     464,582
                                     -----------   ----------   -----------    ----------     ----------  ------------- -----------
    Total Liabilities  amp; Equity        $200,836      1,286,327      $365,761    $1,140,099     $1,056,031     $ 615,672  $4,664,726
                                     ===========   ==========   ===========    ==========     ==========  ============= ==========
Interest sensitivity gap              $(19,331)    $  257,320      $(11,701)   $ (185,040)    $   70,206     $(111,454)
Cumulative interest rate sensitivity
 gap                                  $(19,331)    $  237,989      $226,288    $   41,248     $  111,454     $       -
Cumulative interest rate
 sensitivity gap as a percentage
 of total earning assets                   0.0%           6.0%          5.0%          1.0%           3.0%

                                                      Analysis of Interest Sensitivity at December 31, 2003

                                                      Within      6 months        1 to 3         > 3       Non-Sensitive
                                       Overnight     6 months     to 1 year       years         years         Balance       Total
                                      ------------  -----------  ------------- ------------- ------------  ------------ ------------
                                                                         (amounts in thousands)
Assets
     Securities                        $        -   $  222,439      $ 184,857  $ 415,614      $  455,139      $      -  $1,278,049
     Federal funds sold & short-term
     investments                           11,138            -            150          -               -             -      11,288
     Loans                                 31,477    1,190,556        213,713    514,248         498,650             -   2,448,644
     Other assets                               -            -              -          -               -       412,377     412,377
                                      ------------  -----------  ------------- ----------    ------------  ------------ ------------
               Total Assets            $   42,615   $1,412,995      $ 398,720  $ 929,862      $  953,789      $412,377  $4,150,358
                                      ============  ===========  ============= ==========    ============  ============ ============
Liabilities
     Interest bearing transaction
     deposits                          $        -   $  811,256      $ 212,119  $ 612,678      $   62,661      $      -  $1,698,714
     Time deposits                              -      351,459        118,889    330,758         311,281             -   1,112,387
     Non-interest bearing deposits              -            -              -          -         636,745             -     636,745
     Federal funds purchased                    -            -              -          -               -             -           -
     Borrowings                           159,496           78             77         15          50,258           234     210,158
     Other liabilities                          -            -              -          -               -        57,473      57,473
     Shareholders' Equity                       -       37,067              -          -               -       397,814     434,881
                                      ------------  -----------  ------------- ----------    ------------  ------------ ------------

        Total Liabilities & Equity     $  159,496   $1,199,860      $ 331,085  $ 943,451      $1,060,945      $455,521  $4,150,358
                                      ============  ===========  ============= ==========    ============  ============ ============
Interest sensitivity gap               $ (116,881)  $  213,135      $  67,635  $ (13,589)     $ (107,156)     $(43,144)
Cumulative interest rate sensitivity
   gap                                 $ (116,881)  $   96,254      $ 163,889  $ 150,300      $   43,144      $      -
Cumulative interest rate
     sensitivity gap as a percentage
     of total earning assets                (3.0%)         3.0%           4.0%       4.0%            1.0%

Income Taxes:

The Company had income tax expense of $26.6 million, $24.6 million and $22.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. This represents effective income tax rates of 30.1% for 2004, 30.9% for 2003 and 30.6% for 2002. The effective income tax rates are lower than the statutory rates due to the fact that the Company earns a portion of its income on tax-exempt loans and securities.

Performance and Equity Ratios:

Information regarding performance and equity ratios is contained in the “Financial Highlights” on pages 10 and 11 of the Company’s 2004 Annual Report to Stockholders incorporated herein by reference.

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

The available-for-sale portfolio balance was $1.1 billion at December 31, 2004. At December 31, 2004, the amortized cost of the held-to-maturity portfolio was $187.9 million and the fair value was $193.6 million.

The amortized costs of securities classified as available-for-sale at December 31, 2004, 2003 and 2002, were as follows (in thousands):

                                                    December 31,
                                --------------------------------------------------
                                      2004              2003              2002
                                --------------    --------------    --------------
U.S. Treasury                      $    9,985        $    9,966        $   49,970
U.S. government agencies              413,419           346,836           517,482
Municipal obligations                  60,956            70,070            74,270
Mortgage-backed securities            352,510           348,266            43,820
CMOs                                  263,471           321,324           524,414
Other debt securities                   7,056             7,219            12,288
Equity securities                      11,225            11,723            11,216
                                --------------    --------------    --------------
                                   $1,118,622        $1,115,404        $1,233,460
                                ==============    ==============    ==============

The amortized cost, yield and fair value of debt securities classified as available-for-sale at December 31, 2004, by contractual maturity, were as follows (amounts in thousands):

                                                 Over One       Over Five
                                   One Year        Year           Years         Over                                   Weighted
                                      or          Through        Through         Ten                        Fair        Average
                                     Less       Five Years      Ten Years       Years         Total         Value        Yield
                                ------------- --------------  -----------  ------------  ------------  ------------  -------------
U.S. Treasury                     $   9,985     $       -      $       -       $     -     $   9,985    $   9,919          1.82%
U.S. government agencies            118,212       159,920        135,207            80       413,419      410,939          4.02%
Municipal obligations                 3,035        36,694         19,718         1,509        60,956       63,356          4.36%
Other debt securities                     -         4,905              -         2,151         7,056        7,504          6.72%
                                ------------   -----------  -------------  ------------  ------------  -----------
                                  $ 131,232     $ 201,519      $ 154,925       $ 3,740     $ 491,416    $ 491,718          4.06%
                                ============   ===========  =============  ============  ============  ===========

Fair Value                        $ 130,880     $ 203,318      $ 153,736       $ 3,784     $ 491,718
                                ============   ===========  =============  ============  ============

Weighted Average Yield                 3.43%         3.93%          4.71%         5.57%         4.06%

Mortgage-backed securities & CMOs                                                          $ 615,981    $ 611,422          4.54%
                                                                                         ============= ===========

The amortized cost of securities classified as held-to-maturity at December 31, 2004, 2003 and 2002 were as follows (in thousands):

                                                   December 31,
                                  ----------------------------------------------------
                                       2004              2003               2002
                                  ---------------    --------------    ---------------
U.S. Treasury                        $     1,057        $      574       $        294
U.S. government agencies                  13,160            14,737             16,350
Municipal obligations                    103,914           117,484            136,122
Mortgage-backed securities                23,058            18,727             35,950
CMOs                                         602             1,403             30,087
Other debt securities                     46,110             7,058              9,176
                                  ---------------    --------------    ---------------
                                     $   187,901        $  159,983       $    227,979
                                  ===============    ==============    ===============

The amortized cost, yield and fair value of securities classified as held-to-maturity at December 31, 2004, by contractual maturity, were as follows (amounts in thousands):

                                               Over One     Over Five
                                One Year         Year         Years          Over                                       Weighted
                                   or          Through       Through          Ten                          Fair         Average
                                  Less        Five Years    Ten Years        Years         Total           Value          Yield
                               -----------    -----------   -----------    ----------    -----------    -----------    -----------
U.S. Treasury                    $    100        $   398       $   559      $      -       $  1,057       $  1,073          4.77%
U.S. government agencies            2,050          1,826         6,945         2,339         13,160         13,192          5.28%
Municipal obligations              13,211         74,898        15,780            25        103,914        109,154          4.78%
Other debt securities               2,756          7,323        24,436        11,595         46,110         45,856          4.40%
                               -----------    -----------   -----------    ----------    -----------    -----------
                                 $ 18,117        $84,445       $47,720      $ 13,959       $164,241       $169,275          4.71%
                               ===========    ===========   ===========    ==========    ===========    ===========
Fair Value                       $ 18,301        $88,442       $48,925        13,607       $169,275
                               ===========    ===========   ===========    ==========    ===========

Weighted Average Yield               5.11%          4.82%         5.48%         0.84%          4.71%

Mortgage-backed securities & CMOs                                                          $ 23,660       $ 24,303          6.23%
                                                                                         ===========    ===========

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

Loan underwriting standards reduces the impact of credit risk to the Company. Loans are underwritten on the basis of cash flow capacity and collateral fair value. Generally, real estate mortgage loans are made when the borrower produces sufficient cash flow capacity and equity in the property to offset historical market devaluations. The loan loss allowance adequacy is tested quarterly based on historical losses through different economic cycles and anticipated losses specifically identified.

The following table sets forth, for the periods indicated, the composition of the loan portfolio of the Company:

                                                                                Loan Portfolio
                                                                                --------------

                                                                                 December 31,
                                          -----------------------------------------------------------------------------------------
                                               2004                2003               2002               2001              2000
                                          ----------------    ----------------    --------------     --------------    ------------
                                                                               (in thousands)

Real estate:
  Residential mortgages 1-4 family           $   713,266          $  645,123       $   539,808        $   458,372      $   410,716
  Residential mortgages multifamily               25,544              22,803            20,305             21,875           20,510
  Home equity lines/loans                        134,405             110,634            86,609             56,887           42,644
  Construction and development                   296,114             235,049           197,166            184,750          171,009
  Nonresidential                                 595,013             536,389           445,733            398,704          328,005
Commercial, industrial and other                 437,670             395,678           346,808            308,306          281,701
Consumer                                         496,926             463,642           434,407            435,205          396,112
Lease financing and depository
  Institutions                                    44,357              34,388            29,565             23,632           27,394
Political subdivisions                                 -                   -                 -                  -           21,755
Credit cards and other revolving credit           16,970              15,437            14,085             12,333           11,393
                                             ------------    ----------------    --------------     --------------    -------------
                                               2,760,265           2,459,143         2,114,486          1,900,064        1,711,239
  Less, unearned income                           11,705              10,499             9,504             10,025           11,398
                                             ------------    ----------------    --------------     --------------    -------------
  Net loans                                   $2,748,560          $2,448,644        $2,104,982         $1,890,039       $1,699,841
                                             ============    ================    ==============     ==============    =============

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio of the Company:

                                                                      Loan Maturity Schedule

                                            December 31, 2004                                  December 31, 2003
                            ---------------------------------------------------  -------------------------------------------------
                                              Maturity Range                                     Maturity Range
                            ---------------------------------------------------  -------------------------------------------------

                                            After One       After                               After One     After
                              Within         Through        Five                    Within       Through       Five
                             One Year       Five Years      Years       Total      One Year    Five Years      Years       Total
                            ------------   ------------   ---------- ----------  ------------ ------------  ---------- -----------
                                                                         (in thousands)

Commercial, industrial and
  other                        $196,348     $  209,179      $32,143   $  437,670  $  173,898     $  166,247    $ 55,533   $  395,678
Real estate - construction      168,631        114,805       12,678      296,114     160,014         64,348      10,687      235,049
All other loans                 211,409      1,114,048      701,024    2,026,481     175,810        970,795     681,811    1,828,416
                            ------------   ------------   ---------- ----------   ------------ ------------  ---------- ------------

Total loans                    $576,388     $1,438,032     $745,845   $2,760,265  $  509,722     $1,201,390    $748,031   $2,459,143
                            ============   ============   ========== ==========   ============ ============  ========== ============

The sensitivity to interest rate changes of that portion of the Company’s loan portfolio that matures after one year is shown below:

                                   Loan Sensitivity to Changes in Interest Rates

                                                                           December 31,
                                                            ---------------------------------------
                                                                 2004                    2003
                                                            ----------------          -------------
                                                                          (in thousands)
Commercial, industrial, and real estate construction
  maturing after one year:
    Fixed rate                                                   $  233,589             $  191,297
    Floating rate                                                   135,216                105,518
Other loans maturing after one year:
    Fixed rate                                                    1,258,394              1,133,027
    Floating rate                                                   556,678                519,579
                                                            ----------------          -------------
Total                                                            $2,183,877             $1,949,421
                                                            ================          =============

Nonperforming Assets:

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans and real estate owned. Loans past due 90 days or more and still accruing are also disclosed.

                                                                                  December 31,
                                                  -------------------------------------------------------------------------
                                                     2004           2003            2002            2001            2000
                                                  -----------    ------------   -----------    -----------     -----------
                                                                             (Amounts in thousands)
Nonaccrual loans:
  Real estate                                      $   6,945      $   10,031     $  10,521      $  14,358       $   7,856
  Commercial, industrial and other                       535           2,088         1,276          2,877           2,296
  Consumer, credit card and other
    revolving credit                                       -              42            73             93              30
  Lease financing                                          -               -             -              -               -
  Depository institutions                                  -               -             -              -               -
  Political subdivisions                                   -               -             -              -               -
Restructured loans                                         -               -             -              -               -
                                                  -----------    ------------   -----------    -----------     -----------
Total nonperforming loans                              7,480          12,161        11,870         17,328          10,182
Acquired other real estate                                 -               -             -          1,330               -
Foreclosed assets                                      3,513           5,809         5,936          1,673           1,492
                                                  -----------    ------------   -----------    -----------     -----------
Total nonperforming assets                         $  10,993      $   17,970     $  17,806      $  20,331       $  11,674
                                                  ===========    ============   ===========    ===========     ===========

Loans 90+ days past due and still accruing         $   5,160      $    3,682     $   6,407      $  12,591       $   9,277
                                                  ===========    ============   ===========    ===========     ===========
Ratios (%):
  Nonperforming loans to net loans                     0.27%           0.50%         0.56%          0.92%           0.60%
  Nonperforming assets to net loans and
    foreclosed assets                                  0.40%           0.73%         0.84%          1.07%           0.69%
  Nonperforming loans to average net loans             0.29%           0.54%         0.61%          0.97%           0.63%
  Allowance for loan losses to nonperforming
    loans                                               544%            302%          293%           199%            281%

The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as “nonaccrual” was $574,000, $762,000, $662,000, $735,000 and $686,000 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

Interest actually received on nonaccrual loans was not material. The amount of interest recorded on restructured loans did not differ significantly from the interest that would have been recorded under the original terms of those loans.

Analysis of Allowance for Loan Losses:

The allowance for loan losses is a valuation account available to absorb losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt. Periodically, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. All commercial loans in lending relationships with an aggregate balance of $250,000 or more are risk rated and evaluated on an individual basis, as well as, all consumer and mortgage real estate loans with a balance of $100,000 or more. All consumer and mortgage real estate loans under $100,000 are risk rated as pools of homogeneous loans and classified according to past due status. Commercial loans are reviewed for impairment at the time a loan is no longer current or at the time management is made aware of a degradation in a borrower’s financial status or a deficiency in collateral. Loss factors acceptable to the Banks’ regulators are applied to loans graded by standard loan classifications in determining a general allowance. Unclassified loans are categorized and reserved for at the greater of a five-year average net charge-off ratio or a minimum threshold stated as a percentage of loans outstanding. The allowance for loan loss stated as a percentage of period end loans, used in conjunction with the evaluation of current and anticipated economic conditions, composition of the Company’s present loan portfolio, and trends in both delinquencies and nonaccruals, is a measurement standard utilized by management in determining the adequacy of the allowance. The unallocated portion of the allowance for loan losses is available to compensate for uncertainties in the process of estimating inherent losses.

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                                      At and For The Years Ended December 31,
                                                  -------------------------------------------------------------------------------
                                                      2004             2003              2002             2001          2000
                                                  -------------    -------------     -------------    -------------   -----------
                                                                                (in thousands)

Net loans outstanding at end of period              $2,748,560       $2,448,644        $2,104,982       $1,890,039    $1,699,841
                                                  =============    =============     =============    =============   ===========

Average net loans outstanding                       $2,599,561       $2,238,245        $1,961,299       $1,792,559    $1,611,046
                                                  =============    =============     =============    =============   ===========

Balance of allowance for loan losses
  at beginning of period                            $   36,750       $   34,740        $   34,417       $   28,604    $   25,713
Loans charged-off:
  Real estate                                              403              291               109               45            80
  Commercial                                             5,381            4,868             9,143            6,386         6,803
  Consumer, credit cards and other
    revolving credit                                    14,383           14,311            14,291            9,853         6,802
  Lease financing                                          261               73                10               14            34
  Depository institutions                                    -                -                 -                -             -
  Political subdivisions                                     -                -                 -                -             -
                                                  -------------    -------------     -------------    -------------   -----------
  Total charge-offs                                     20,428           19,543            23,553           16,298        13,719
                                                  -------------    -------------     -------------    -------------   -----------
Recoveries of loans previously
  charged-off:
  Real estate                                              179              180                 7                2             1
  Commercial                                             1,957            1,112               639              319         1,333
  Consumer, credit cards and other
    revolving credit                                     5,687            5,103             5,135            4,365         2,814
  Lease financing                                            -                4                 -                1             -
  Depository institutions                                    -                -                 -                -             -
  Political subdivisions                                     -                -                 -                -             -
                                                  -------------    -------------     -------------    -------------   -----------
  Total recoveries                                       7,823            6,399             5,781            4,687         4,148
                                                  -------------    -------------     -------------    -------------   -----------
  Net charge-offs                                       12,605           13,144            17,772           11,611         9,571
  Provision for loan losses                             16,537           15,154            18,495            9,082        12,609
  Balance acquired through acquisition & other               -                -             (400)            8,342         (147)
                                                  -------------    -------------     -------------    -------------   -----------
  Balance of allowance for loan losses
    at end of period                                $   40,682       $   36,750        $   34,740       $   34,417    $   28,604
                                                  =============    =============     =============    =============   ===========

     The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:

                                                                          At and For The Years Ended December 31,
                                                        ----------------------------------------------------------------------
                                                           2004           2003          2002           2001           2000
                                                        ------------   -----------   ------------   ------------   -----------
Ratios:
  Net charge-offs to average net loans                        0.48%         0.59%          0.91%          0.65%         0.59%
  Net charge-offs to period-end net loans                     0.46%         0.54%          0.84%          0.61%         0.56%
  Allowance for loan losses to average net loans              1.56%         1.64%          1.77%          1.92%         1.78%
  Allowance for loan losses to period-end net loans           1.48%         1.50%          1.65%          1.82%         1.68%
  Net charge-offs to loan loss allowance                     30.98%        35.77%         51.16%         33.74%        33.46%
  Loan loss provision to net charge-offs                    131.19%       115.29%        104.07%         78.22%       131.74%

An allocation of the loan loss allowance by major loan category is set forth in the following table. There were no relevant variations in loan concentrations, quality or terms, except for an increase in the outstanding loan portfolio balance and the unallocated amount. The unallocated category increased by $2.0 million from 2003 due to the adoption of a formal loan loss calculation methodology and the Florida acquisition. The allocation is not necessarily indicative of the category of future losses, and the full allowance at December 31, 2004 is available to absorb losses occurring in any category of loans.

                                                                           December 31,
                    ---------------------------------------------------------------------------------------------------------------
                           2004                   2003                     2002                   2001                   2000
                    --------------------   -------------------    ----------------------    -----------------     -----------------
                                 % of                   % of                    % of                   % of                   % of
                    Allowance   Loans      Allowance   Loans      Allowance    Loans        Allowance  Loans      Allowance  Loans
                       for       to           for       to          for         to            for       to          for       to
                      Loan      Total        Loan      Total        Loan       Total          Loan     Total        Loan     Total
                     Losses     Loans       Losses     Loans       Losses      Loans         Losses    Loans       Losses    Loans
                    ----------  -------    ----------  -------    ---------  -----------    ---------  ------     ---------  ------
                                                                     (amounts in thousands)

Real estate           $11,253    64.19       $ 9,711    63.30      $ 7,664      61.26        $ 6,701   59.29       $ 5,700    57.26
Commercial,
  industrial
  and other            14,974    17.37        15,311    17.41       11,610      17.72         14,380   17.56         8,200    19.39
Consumer and
  other revolving
  credit               11,453    18.44        10,718    19.29       10,174      21.02          9,848   23.15        11,444    23.35
Unallocated             3,002        -         1,010        -        5,292          -          3,488       -         3,260        -
                    ----------  -------    ----------  -------    ---------  ---------      ---------  ------     ---------  ------

                      $40,682   100.00       $36,750   100.00      $34,740     100.00        $34,417   100.00      $28,604   100.00
                    ==========  =======    ==========  =======    =========  =========      =========  =====     =========  =======
Deposits and Other Debt Instruments:

The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rate paid on each category of deposits:

                                              2004                                2003                          2002
                               -------------------------------   --------------------------------   -----------------------------
                                             Percent                             Percent                       Percent
                                Average         of        Rate      Average        of       Rate     Average     of        Rate
                                Balance      Deposits      (%)      Balance     Deposits    (%)      Balance   Deposits     (%)
                               -----------  ---------    ------  -----------   ---------   ------   ---------- --------    -----
                                                                     (amounts in thousands)

Non-interest bearing accounts  $  650,106      18.04         -   $  604,448       17.74        -   $  601,374     18.94        -
NOW accounts                      798,286      22.16      1.01      694,681       20.39     1.14      552,419     17.40     1.84
Money market and other
  savings accounts              1,007,366      27.96      0.75      984,667       28.90     0.99      887,357     27.95     1.60
Time deposits                   1,146,976      31.84      3.23    1,123,409       32.97     3.25    1,133,796     35.71     3.80
                               -----------  ---------            -----------   ---------          ------------ ---------
                               $3,602,734     100.00             $3,407,205      100.00            $3,174,946    100.00
                               ===========  =========            ===========   =========          ============ =========

The Banks traditionally price their deposits to position themselves competitively with the local market. The Banks’ policy is not to accept brokered deposits.

Time certificates of deposit of $100,000 and greater at December 31, 2004 had maturities as follows:

                                                 December 31, 2004
                                                 -----------------
                                                   (in thousands)

Three months or less                                  $ 21,767
Over three through six months                           40,852
Over six months through one year                        94,191
Over one year                                          322,976
                                                 --------------
Total                                                 $479,786
                                                 ==============

Short-Term Borrowings:

The following table sets forth certain information concerning the Company’s short-term borrowings, which consist of federal funds purchased and Federal Home Loan Bank (“FHLB”) advances as well as securities sold under agreements to repurchase.

                                                                   Years Ended December 31,
                                                       -----------------------------------------------
                                                          2004               2003             2002
                                                       ------------    ---------------    ------------
                                                                    (amounts in thousands)
Federal funds purchased and FHLB advances:
  Amount outstanding at period-end                            $800                 $0              $0
  Weighted average interest at period-end                    2.15%              0.00%           0.00%
  Maximum amount at any month-end during period            $41,852            $37,000          $1,550
  Average amount outstanding during period                 $14,181             $5,335          $1,832
  Weighted average interest rate during period               1.64%              1.19%           1.57%

Securities sold under agreements to repurchase:
  Amount outstanding at period-end                        $195,478           $150,096        $161,058
  Weighted average interest at period-end                    1.13%              0.80%           0.92%
  Maximum amount at any month end during-period           $243,101           $105,641        $189,858
  Average amount outstanding during period                $195,470           $177,535        $173,084
  Weighted average interest rate during period               0.98%              0.81%           1.28%
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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest-bearing deposits with other banks are additional sources of liquidity funding. As of December 31, 2004 and 2003, free securities stood at 28.0% or $362.8 million and 41.4% or $529.1 million, respectively.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company’s short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $221 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $100 million. As of December 31, 2004 and 2003, the Company’s core deposits were $3.050 billion and $2.905 billion, respectively, and Net Wholesale Funding stood at $480.1 million and $620.9 million, respectively.

The Consolidated Statements of Cash Flows, (included on page 20 of the Company's 2004 Annual Report to Stockholders, which is incorporated herein by reference), provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 2004. Cash flows from operations are a significant part of liquidity management, contributing significant levels of funds in 2004, 2003 and 2002.

Cash flows from operations increased to $153.2 million in 2004 from $86.8 million in 2003 primarily due to activity related to Magna Insurance Company and to increased net earnings. Net cash used by investing activities increased to $511.8 million in 2004 from $172.8 million in 2003 due to securities transactions, the increase in federal funds sold and sales/purchase of branches. In 2004, securities transaction activity resulted in a net use of funds, while in 2003 proceeds from the sales and maturities of securities were greater than purchases of securities. Federal funds sold increased $122.9 million during 2004 and decreased $37.3 million during 2003. The Company paid approximately $29.4 million in connection with the sale/purchase of branches in 2004 and received $32.8 million in connection with purchase transactions in 2003. Cash flows from financing activities increased to $336.4 million in 2004 from $76.3 million in 2003 primarily due to deposit growth and short-term borrowing activities outpacing repayment of these funds.

Cash flows from operations decreased to $86.8 million in 2003 from $90.8 million in 2002. Net cash used by investing activities decreased to $172.8 million in 2003 from $291.6 million in 2002 due to the securities transactions. In 2003, securities transaction activity resulted in a net source of funds, while in 2002 purchases of securities were greater than proceeds from the sales and maturities of securities. During 2003, the Company experienced increased loan growth, which resulted in an increase in cash used by investing activities when comparing 2003 to 2002. Cash flows from financing activities decreased to $76.3 million in 2003 from $223.7 million in 2002 primarily due to a net decrease in deposits.

More information on liquidity can be found under the caption “Liquidity” - Table 6. Liquidity Ratios on pages 47 through 48 of the Company’s 2004 Annual Report to Stockholders, which is incorporated herein by reference.

Capital Resources:

The information under the caption “Notes to Consolidated Financial Statements”, Note 11 - Common Stockholders’ Equity on pages 25 through 26 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference.

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

Title to the following banking offices in Mississippi and Louisiana is owned in fee (number of locations shown in parenthesis):

Albany, LA                         (1)                 Lyman, MS                     (1)
Alexandria, LA                     (2)                 Mandeville, LA                (1)
Baker, LA                          (1)                 Metairie, LA                  (2)
Baton Rouge, LA                   (13)                 Moss Point, MS                (1)
Bay St. Louis, MS                  (2)                 Ocean Springs, MS             (2)
Biloxi, MS                         (3)                 Opelousas, LA                 (1)
Bogalusa, LA                       (1)                 Pascagoula, MS                (2)
Covington, LA                      (1)                 Pass Christian, MS            (1)
Denham Springs, LA                 (3)                 Petal, MS                     (1)
D'Iberville, MS                    (1)                 Picayune, MS                  (1)
Escatawpa, MS                      (1)                 Pineville, LA                 (1)
Eunice, LA                         (1)                 Poplarville, MS               (1)
Franklinton, LA                    (1)                 Prentiss, MS                  (1)
Gautier, MS                        (1)                 Purvis, MS                    (2)
Gonzales, LA                       (1)                 St. Francisville, LA          (1)
Gulfport, MS                       (6)                 Sumrall, MS                   (1)
Hammond, LA                        (3)                 Tallahassee, FL               (4)
Hattiesburg, MS                    (3)                 Vancleave, MS                 (1)
Independence, LA                   (1)                 Ville Platte, LA              (1)
Long Beach, MS                     (1)                 Walker, LA                    (1)
Loranger, LA                       (1)                 Waveland, MS                  (1)

The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms of from four to forty-nine years including renewal options (number of locations shown in parenthesis):

Baton Rouge, LA              (4)       Pascagoula, MS           (2)
Bay St. Louis, MS            (3)       Picayune, MS             (2)
Biloxi, MS                   (1)       Ponchatoula, LA          (1)
Diamondhead, MS              (1)       Saucier, MS              (1)
Gulfport, MS                 (5)       Slidell, LA              (1)
Kiln, MS                     (1)       Springfield, LA          (1)
Kenner, LA                   (1)       Tallahassee, FL          (1)
Long Beach, MS               (1)

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

Stock Split:

On February 26, 2004, the Company’s Board of Directors declared a two-for-one stock split in the form of 100% common stock dividend. The additional shares were payable March 18, 2004 to stockholders of record at the close of business on March 8, 2004.

All balances and information concerning earnings per share, dividends per share, and number of shares outstanding have been adjusted to give effect to this split.

The information under the caption “Market Information” on page 12 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference.

The information under the caption "Notes to Consolidated Financial Statements", Note 14 - Employee Stock Plans on pages 36 and 37 of the Company's 2004 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information under the caption “Financial Highlights” on pages 10 and 11 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 43 through 55 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference.

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

At December 31, 2004 the Company had $554.9 million in unused loan commitments outstanding, of which approximately $319.7 million were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At December 31, 2004 the Company had $44.2 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at December 31, 2004 according to expiration date.

                                                                             Expiration Date
                                                                 ------------------------------------------
(dollars in thousands)                                            Less than         1-3            3-5        More than
                                                    Total          1 year          years          years        5 years
                                                ---------------  ------------   ------------   ------------  -------------
Commitments to extend credit                          $554,870      $308,066        $26,738        $43,321       $176,745
Letters of credit                                       44,241        15,605         15,700         12,936              -
                                                ---------------  ------------   ------------   ------------  -------------
     Total                                            $599,111      $323,671        $42,438        $56,257       $176,745
                                                ===============  ============   ============   ============  =============
------------

Segment Reporting

The Company's primary segments are geographically divided into the Mississippi (MS), Louisiana (LA) and Florida (FL) markets. Each segment offers the same products and services but is managed separately due to different pricing, product demand, and consumer markets. Each segment offers commercial, consumer and mortgage loans and deposit services. In the following tables, the column "Other" includes additional consolidated subsidiaries of the Company: Hancock Mortgage Corporation, Hancock Investment Services, Inc., Hancock Insurance Agency, Inc., Harrison Finance Company, Magna Insurance Company and three real estate corporations owning land and buildings that house bank branches and other facilities. Following is selected information for the Company's segments:

                                                                          Year ended
(amounts in thousands)                                                December 31, 2004
                                             MS*               LA*               FL*           Other         Consolidated
                                     --------------    --------------    --------------    --------------    --------------
Interest income                          $ 115,702          $ 91,148           $ 3,014          $ 16,910         $ 226,774
Interest expense                            37,878            18,415               911                66            57,270
                                     --------------    --------------    --------------    --------------    --------------
     Net interest income                    77,824            72,733             2,103            16,844           169,504
Provision for loan losses                    5,564             6,429               928             3,616            16,537
Non-interest income                         39,561            33,534               445            16,741            90,281
Depreciation and amortization                5,879             2,648                67               563             9,157
Other non-interest expense                  67,189            51,348             3,047            24,210           145,794
                                     --------------    --------------    --------------    --------------    --------------
Earnings before income taxes                38,753            45,842            (1,494)            5,196            88,297
Income tax expense                          12,808            13,213              (547)            1,119            26,593
                                     --------------    --------------    --------------    --------------    --------------
     Net earnings                         $ 25,945          $ 32,629            $ (947)          $ 4,077          $ 61,704
                                     ==============    ==============    ==============    ==============    ==============

                                                                          Year ended
(amounts in thousands)                                                December 31, 2003
                                             MS*               LA*               FL*           Other         Consolidated
                                     --------------    --------------    --------------    --------------    --------------
Interest income                          $ 118,858          $ 83,211           $     -          $ 16,080         $ 218,149
Interest expense                            38,823            19,138                 -                 -            57,961
                                     --------------    --------------    --------------    --------------    --------------
     Net interest income                    80,035            64,073                 -            16,080           160,188
Provision for loan losses                    7,635             5,970                 -             1,549            15,154
Non-interest income                         36,934            26,790                 -            11,032            74,756
Depreciation and amortization                6,335             3,053                 -               494             9,882
Other non-interest expense                  64,425            51,528                 -            14,373           130,326
                                     --------------    --------------    --------------    --------------    --------------
Earnings before income taxes                38,574            30,312                 -            10,696            79,582
Income tax expense                          12,480             9,074                 -             3,073            24,627
                                     --------------    --------------    --------------    --------------    --------------
     Net earnings                         $ 26,094          $ 21,238           $     -           $ 7,623          $ 54,955
                                     ==============    ==============    ==============    ==============    ==============

                                                                          Year ended
(amounts in thousands)                                                December 31, 2002
                                             MS*               LA*               FL*           Other         Consolidated
                                     --------------    --------------    --------------    --------------    --------------
Interest income                          $ 128,651          $ 87,976           $     -          $ 14,153         $ 230,780
Interest expense                            49,538            22,514                 -                 -            72,052
                                     --------------    --------------    --------------    --------------    --------------
     Net interest income                    79,113            65,462                 -            14,153           158,728
Provision for loan losses                    9,895             6,803                 -             1,797            18,495
Non-interest income                         35,447            26,120                 -            10,026            71,593
Depreciation and amortization                5,587             2,757                 -               447             8,791
Other non-interest expense                  72,596            40,696                 -            16,174           129,466
                                     --------------    --------------    --------------    --------------    --------------
Earnings before income taxes                26,482            41,326                 -             5,761            73,569
Income tax expense                           7,909            13,138                 -             1,479            22,526
                                     --------------    --------------    --------------    --------------    --------------
     Net earnings                         $ 18,573          $ 28,188           $     -           $ 4,282          $ 51,043
                                     ==============    ==============    ==============    ==============    ==============

*Includes income from external customers only.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer's equity securities.

                                          (a)                     (b)                      (c)                      (d)
                                                                                     Total number of          Maximum number
                                                                                     shares purchased           of shares
                                        Total number                               as a part of publicly      that may yet be
                                        of shares or         Average Price            announced plans         purchased under
                                       units purchased       Paid per Share           or programs (1)        Plans or Programs
                                   ---------------------  ----------------------   ---------------------    --------------------

Jan. 1, 2004 - Mar. 31, 2004              131,123 (2)            $ 29.0645                  51,754                938,870
Apr. 1, 2004 - Jun. 30, 2004              103,880 (3)              28.5769                 100,000                838,870
Jul. 1, 2004 - Sep. 30, 2004                89,389(4)              29.3771                  84,280                754,590
Oct. 1, 2004 - Dec. 31, 2004                46,401(5)              32.2566                       -                754,590
                                   ---------------------  --------------------   -----------------------    --------------------
Total as of Dec. 31, 2004                  370,793               $ 29.4027                 236,034
                                   =====================  ====================   =====================

 (1)  The Company publicly announced its stock buy-back program on July 18, 2000.

 (2)  79,369 shares were purchased on the open market from January through March in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (3)  3,880 shares were purchased on the open market from April through June in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (4)  5,109 shares were purchased on the open market from July through September in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (5)  46,401 shares were purchased on the open market from October through December in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.
Recent Accounting Pronouncements

In October 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Accounting Position (SOP) 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. This SOP would apply to loans originated by the Company and would limit the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company adopted this SOP and its effect on the consolidated financial statements was not material.

On December 16, 2004, the FASB published SFAS No. 123(R), "Share-Based Payment". This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. It will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This Statement is the result of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS No. 123(R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under Opinion 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. The Company will adopt SFAS No.123(R) as prescribed. The effect of this statement on the consolidated financial statements is not expected to be material.

In January 2003, the Company adopted the provisions of the FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The liability associated with letters of credit is not material to the Company’s financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Asset/Liability Management” on pages 48 through 49 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial information of the Company and subsidiaries, and the report of independent registered public accounting firm, appearing on Pages 10 through 55 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference:

        Financial Highlights on Pages 10 through 12
        Management’s Report on Internal Control over Financial Reporting on Page 13
        Reports of Independent Registered Public Accounting Firm on Pages 14 through 15
        Consolidated Balance Sheets on Page 16
        Consolidated Statements of Earnings on Page 17
        Consolidated Statements of Stockholders’ Equity on Page 18
        Consolidated Statements of Comprehensive Earnings on Page 19
        Consolidated Statements of Cash Flows on Page 20
        Notes to Consolidated Financial Statements on Pages 21 through 42
        Management’s Discussion and Analysis of Financial Condition
            And Results of Operations on Pages 43 through 55
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
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

During the two most recent fiscal years and the interim period from January 1, 2005 to February 22, 2005, Deloitte & Touche LLP’s reports on the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the interim period from January 1, 2004 to January 20, 2004, the Company did not consult with Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304(a)(1)(v) of Regulation S-K.

On January 20, 2004, the Board of Directors appointed KPMG LLP, an independent registered public accounting firm, as auditors for the fiscal year ending December 31, 2004, and until their successors are selected. The Audit Committee of the Company’s Board of Directors approved the decision to change auditors.

The Company has been advised that neither the firm nor any of its partners has any direct or any material indirect financial interest in the securities of the Company or any of its subsidiaries, except as auditors and consultants on accounting procedures and tax matters. Additionally, during the two fiscal years ended December 31, 2003 and 2002, there were no consultations between the Company and KPMG LLP regarding application of an accounting principles, the type of audit opinion that might be issued on the Company’s financial statements, or on any other matter.

Although not required to do so, the Board of Directors chose to submit its appointment of KPMG LLP for ratification by the Company’s shareholders. This matter was submitted to the Company’s shareholders for ratification during the Company’s annual meeting held on February 26, 2004.

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

As of December 31, 2004, (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining the adequate internal control over financial reporting, such term is defined in the Exchange Act Rules 13(a) - 15(f). Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). This section relates to management's evaluation of internal control over financial reporting including controls over the preparation of the schedules equivalent to the basic financial statements.

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is contained on Page 14 of the Company's 2004 Annual Report to Stockholders.

There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

ITEM 9B - OTHER INFORMATION

Reports on Form 8-K:
      1.       A Form 8-K was filed on October 12, 2004 for the purpose of announcing, by press release, the Company's negotiation of an agreement to acquire Ross-King-Walker, Inc. as a division of Hancock Insurance
               Agency.

      2.       A Form 8-K was filed on November 5, 2004 for the purpose of announcing, by press release, the completion of the acquisition of Ross-King-Walker, Inc. as a division of Hancock Insurance Agency.

      3.       A Form 8-K was filed on December 28, 2004 for the purpose of announcing, by press release, that the
               Company had entered into a Bonus and Deferred Compensation Agreement with George A. Schloegel, the
               Company's Chief Executive Officer.  In connection therewith, the Company entered into a
               Cancellation Agreement terminating Mr. Schloegel's prior Split Dollar Arrangement.

No other information was required to be disclosed on Form 8-K during the fourth quarter of 2004.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors who are not also executive officers of the registrant, see “Directors of HHC” (Pages 8 & 9) in the Proxy Statement for the Annual Meeting of Shareholders to be held March 31, 2005, which was filed by the Registrant in definitive form with the Commission on February 28, 2005 and is incorporated herein by reference.

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

Alfred G. Rath

Chief Credit Officer, Hancock Holding Company since October 2002; Executive Vice President, Hancock Holding Company since February 2003; Mr. Rath has been employed with Hancock Bank since 1969. He served in various capacities until being named Chief Credit Officer in October 2002.

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

Compliance with Section 16(a) of the Exchange Act

For information concerning compliance with Section 16(a) of the Exchange Act, see "Section 16(a) Beneficial Ownership Reporting Compliance" (page 10) in the Proxy Statement for the Annual Meeting of Shareholders to be held on March 31, 2005, which was filed by the Registrant in definitive form with the Commission on February 28, 2005 and is incorporated herein by reference.

Audit Committee

For information concerning the Audit Committee, its members and its financial expert, see "Audit Committee" (page 21) in the Proxy Statement for the Annual Meeting of Shareholders to be held on March 31, 2005, which was filed by the Registrant in definitive form with the Commission on February 28, 2005 and is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

For information concerning this item see “Executive Compensation” (pages 13-19) in the Proxy Statement for the Annual Meeting of Shareholders to be held on March 31, 2005, which was filed by the Registrant in definitive form with the Commission on February 28, 2005 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning this item see “Security Ownership of Certain Beneficial Owners” (page 11) and “Security Ownership of Management” (page 12) in the Proxy Statement for the Annual Meeting of Shareholders to be held March 31, 2005, which was filed by the Registrant in definitive form with the Commission on February 28, 2005 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning this item see “Certain Transactions and Relationships” (Page 19) in the Proxy Statement for the Annual Meeting of Shareholders to be held March 31, 2005, which was filed by the Registrant in definitive form with the Commission on February 28, 2005 and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning this item, see “Principal Accounting Firm Fees” on Page 23 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held March 31, 2005, which was filed by the Registrant in definitive form with the Commission on February 28, 2005 and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Hancock Holding Company and Consolidated Subsidiaries
(a) 1. and 2. Consolidated Financial Statements:

The following have been incorporated herein from the Company’s 2004 Annual Report to Stockholders and are incorporated herein by reference:

     -  Management's Report on Internal Control over Financial Reporting
     -  Reports of Independent Registered Public Accounting Firm
     -  Consolidated Balance Sheets as of December 31, 2004 and 2003
     -  Consolidated Statements of Earnings for the three years ended December 31, 2004
     -  Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2004
     -  Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2004
     -  Consolidated Statements of Cash Flows for the three years ended December 31, 2004
     -  Notes to Consolidated Financial Statements for the three years ended December 31, 2004
     -  Financial Highlights at and as of each of the five years ended December 31, 2004

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

   (13)        Annual Report to Stockholders for year ending December 31, 2004 furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

   (21)        Proxy Statement for the Registrant's Annual Meeting of Shareholders on March 31, 2005 (deemed "filed"
               for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

   (22)        Subsidiaries of the Registrant.

                                                     Jurisdiction                   Holder of
                Name                               of Incorporation             Outstanding Stock *
                ----                               ----------------             -------------------
Hancock Bank                                         Mississippi              Hancock Holding Company
Hancock Bank of Louisiana                            Louisiana                Hancock Holding Company
HBLA Properties, LLC                                 Louisiana                Hancock Bank of Louisiana
Hancock Bank of Florida                              Florida                  Hancock Holding Company
Magna Insurance Company                              Mississippi              Hancock Holding Company
Harrison Life Insurance Company                      Mississippi              79% owned by Magna Ins. Co.
Hancock Bank Securities Corp., LLC                   Mississippi              Hancock Bank
Hancock Insurance Agency                             Mississippi              Hancock Bank
Hancock Insurance Agency of AL, Inc.                 Alabama                  Hancock Insurance Agency
Hancock Investment Services, Inc.                    Mississippi              Hancock Bank
Hancock Investment Services of MS, Inc.              Mississippi              Hancock Investment Services, Inc.
Hancock Investment Services of LA, Inc.              Louisiana                Hancock Investment Services, Inc.
Hancock Investment Services of FL, Inc.              Florida                  Hancock Investment Services, Inc.
Town Properties, Inc.                                Mississippi              Hancock Bank
The Gulfport Building, Inc.                          Mississippi              Hancock Bank
Harrison Finance Company                             Mississippi              Hancock Bank
Hancock Mortgage Corporation                         Mississippi              Hancock Bank and
                                                                              Hancock Bank Securities Corp.

               * All are 100% owned except as indicated.

    (23)       Consent of Independent Registered Public Accounting Firm - KPMG LLP

    (23.1)     Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

    (23.2)     Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

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

 March 15, 2005                            By:   /s/ George A. Schloegel
--------------------                           ----------------------------------
        Date                                      George A. Schloegel
                                                  Vice-Chairman of the Board &
                                                  Chief Executive Officer

 March 15, 2005                            By:   /s/ Carl J. Chaney
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

/s/ Leo W. Seal, Jr.                        President,                       March 15, 2005
----------------------------                Director
 Leo W. Seal, Jr.

/s/ Joseph F. Boardman, Jr.                 Chairman of the Board,           March 15, 2005
----------------------------                Director
 Joseph F. Boardman, Jr.

/s/ George A. Schloegel                     Vice Chairman of the Board,      March 15, 2005
----------------------------                Director
 George A. Schloegel                        Chief Executive Officer

/s/ James B. Estabrook, Jr.                 Director                         March 15, 2005
----------------------------
 James B. Estabrook, Jr.

----------------------------                Director                         March 15, 2005
 Charles H. Johnson

 /s/ L. A. Koenenn, Jr.                     Director, Emeritus               March 15, 2005
----------------------------
 L. A. Koenenn, Jr.

(signatures continued)

                                            Director, Emeritus               March 15, 2005
----------------------------
 Victor Mavar

----------------------------                Director                         March 15, 2005
 Christine L. Smilek

----------------------------                Director                         March 15, 2005
 Frank E. Bertucci

/s/ James H. Horne                          Director                         March 15, 2005
----------------------------
 James H. Horne

/s/ Carl J. Chaney                          Executive Vice President and     March 15, 2005
----------------------------                Chief Financial Officer
 Carl J. Chaney

                                            Director                         March 15, 2005
----------------------------
 Robert W. Roseberry