Form 10-Q
period 2005-03-31
HANCOCK HOLDING CO
filed 2005-05-09
CIK 750577

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

For Quarter Ending       March 31, 2005
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

32,391,579 common shares were outstanding as of April 30, 2004 for financial statement purposes.

                                         HANCOCK HOLDING COMPANY
                                         -----------------------

                                                  INDEX
                                                  -----

PART I.  FINANCIAL INFORMATION                                                           PAGE NUMBER
-------------------------------                                                          -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets (Unaudited) --
  March 31, 2005 and December 31, 2004                                                         3

  Condensed Consolidated Statements of Earnings (Unaudited) --
  Three Months Ended March 31, 2005 and 2004                                                   4

  Condensed Consolidated Statements of Common Stockholders' Equity
  Equity (Unaudited) -- Three Months Ended March 31, 2005 and
  2004                                                                                         5

  Condensed Consolidated Statements of Cash Flows (Unaudited) --
  Three Months Ended March 31, 2005 and 2004                                                   6

  Notes to Unaudited Condensed Consolidated Financial Statements                               7

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                               19

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                           27

ITEM 4.  Controls and Procedures                                                              30

PART II.  OTHER INFORMATION
----------------------------

ITEM 1.  Legal Proceedings                                                                    31

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                          31

ITEM 3.  Defaults upon Senior Securities                                                      32

ITEM 4.  Submission of Matters to a Vote of Security Holders                                  32

ITEM 5.  Other Information                                                                    32

ITEM 6.  Exhibits                                                                             32

SIGNATURES                                                                                    34
----------

                                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (amounts in thousands, except share data)

                                                                                     (Unaudited)
                                                                                       March 31,             December 31,
                                                                                         2005                   2004 *
                                                                                 --------------------    -------------------
ASSETS:
    Cash and due from banks (non-interest bearing)                                     $     152,778         $      155,797
    Interest-bearing time deposits with other banks                                            8,148                  8,126
    Federal funds sold                                                                        86,782                142,135
    Securities available for sale, at fair value
       (amortized cost of $1,254,359 and $1,118,622)                                       1,227,866              1,114,468
    Securities held to maturity, at amortized cost
       (fair value of $191,046 and $193,578)                                                 186,171                187,901
    Loans                                                                                  2,803,237              2,760,266
       Less: Allowance for loan losses                                                       (41,182)               (40,682)
              Unearned income                                                                (11,409)               (11,706)
                                                                                 --------------------    -------------------
          Loans, net                                                                       2,750,646              2,707,878
    Property and equipment, net of accumulated
       depreciation of $78,632 and $77,766                                                    80,988                 79,848
    Other real estate, net                                                                     3,423                  3,007
    Accrued interest receivable                                                               22,214                 23,783
    Goodwill, net                                                                             55,409                 55,409
    Other intangible assets, net                                                              14,798                 14,783
    Life insurance contracts                                                                  80,479                 79,630
    Reinsurance receivables                                                                   55,689                 59,190
    Other assets                                                                              43,625                 32,771

                                                                                 --------------------    -------------------
          TOTAL ASSETS                                                                 $   4,769,016         $    4,664,726
                                                                                 ====================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing demand                                                     $     724,338         $      697,353
       Interest-bearing savings, NOW, money market
          and time                                                                         3,162,870              3,100,592
                                                                                 --------------------    -------------------
             Total deposits                                                                3,887,208              3,797,945
    Federal funds purchased                                                                    2,175                    800
    Securities sold under agreements to repurchase                                           209,580                195,478
    Long-term notes                                                                           50,272                 50,273
    Policy reserves and liabilities                                                          113,923                111,107
    Other liabilities                                                                         46,307                 44,541
                                                                                 --------------------    -------------------
          TOTAL LIABILITIES                                                                4,309,465              4,200,144

COMMON STOCKHOLDERS' EQUITY:
    Common Stock-$3.33 par value per share; 75,000,000
       shares authorized, 32,462,519 and 32,439,702 issued,
       respectively                                                                          108,100                108,024
    Capital surplus                                                                          135,104                134,905
    Retained earnings                                                                        244,477                234,423
    Accumulated other comprehensive loss, net                                                (25,218)               (11,121)
    Unearned compensation                                                                     (2,912)                (1,649)
                                                                                 --------------------    -------------------
          TOTAL COMMON STOCKHOLDERS' EQUITY                                                  459,551                464,582
                                                                                 --------------------    -------------------
          TOTAL LIABILITIES AND
          COMMON STOCKHOLDERS' EQUITY                                                  $   4,769,016         $    4,664,726
                                                                                 ====================    ===================

* The balance sheet at December 31, 2004 has been derived from the audited balance sheet at that date.

    See notes to unaudited condensed consolidated financial statements.

                                     HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                    (UNAUDITED)
                                   (amounts in thousands except per share data)

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                               2005            2004
                                                                                            ------------   -------------
INTEREST INCOME:
  Loans, including fees                                                                        $ 45,580        $ 40,348
  Securities - taxable                                                                           11,695          11,116
  Securities - tax exempt                                                                         1,790           1,837
  Federal funds sold                                                                                711             153
  Other investments                                                                                 755             388
                                                                                            ------------   -------------
      Total interest income                                                                      60,531          53,842
                                                                                            ------------   -------------

INTEREST EXPENSE:
  Deposits                                                                                       15,032          12,440
  Federal funds purchased and securities sold
    under agreements to repurchase                                                                  674             342
  Long-term notes and other interest expense                                                        583             688
                                                                                            ------------   -------------
      Total interest expense                                                                     16,289          13,470
                                                                                            ------------   -------------

NET INTEREST INCOME                                                                              44,242          40,372
Provision for loan losses                                                                         2,760           3,536
                                                                                            ------------   -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                              41,482          36,836
                                                                                            ------------   -------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                                             9,490          10,230
  Other service charges, commissions and fees                                                    10,012           7,151
  Securities gains, net                                                                               7             149
  Gain on sale of branches                                                                            -           2,258
  Other income                                                                                    2,925           2,850
                                                                                            ------------   -------------
      Total non-interest income                                                                  22,434          22,638
                                                                                            ------------   -------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                                                 22,379          22,896
  Net occupancy expense of premises                                                               2,495           2,413
  Equipment rentals, depreciation and maintenance                                                 2,357           2,326
  Amortization of intangibles                                                                       584             325
  Other expense                                                                                  13,827          11,302
                                                                                            ------------   -------------
      Total non-interest expense                                                                 41,642          39,262
                                                                                            ------------   -------------

EARNINGS BEFORE INCOME TAXES                                                                     22,274          20,212
Income tax expense                                                                                6,836           6,068
                                                                                            ------------   -------------
NET EARNINGS                                                                                   $ 15,438        $ 14,144
                                                                                            ============   =============
BASIC EARNINGS PER SHARE                                                                       $   0.48        $   0.44
                                                                                            ============   =============
DILUTED EARNINGS PER SHARE                                                                     $   0.47        $   0.43
                                                                                            ============   =============
DIVIDENDS PAID PER SHARE                                                                       $  0.165        $  0.125
                                                                                            ============   =============
WEIGHTED AVG. SHARES OUTSTANDING-BASIC                                                           32,463          32,048
                                                                                            ============   =============
WEIGHTED AVG. SHARES OUTSTANDING-DILUTED                                                         33,019          33,018
                                                                                            ============   =============

See notes to unaudited condensed consolidated financial statements.

                                     HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                                     UNAUDITED
                                   (amounts in thousands, except per share data)

                                                                                                     Accumulated
                                                                                                       Other
                                                                                                     Comprehensive
                                              Common Stock               Capital        Retained       Income           Unearned
                                        Shares          Amount           Surplus        Earnings    (Loss), net       Compensation
                                        ----------    --------------   --------------  ------------- --------------    ------------
Balance, January 1, 2004                30,455,358         $101,416      $111,963       $191,696       $(6,304)          $ (957)
Net earnings                                                                              14,144
Cash dividends -
  $0.125 per common share                                                                 (3,942)
Preferred stock conversion               2,200,976            7,329       29,886
Change in fair value of securities
  available for sale, net                                                                                5,072
Transactions relating to restricted
stock, net                                 (47,762)            (159)       1,495                                         (1,193)
Repurchase/retirement of common stock     (131,123)            (437)      (3,374)
Transactions relating options
exercised, net                              85,461              285        1,711
Other stock transactions, net               (4,562)             (15)      (1,083)
                                        ----------    --------------   --------------  ------------- --------------    ------------
Balance, March 31, 2004                 32,558,348         $108,419    $ 140,598       $ 201,898       $ (1,232)         $(2,150)
                                        ==========    ==============   ==============  ============= ==============    ============

Balance, January 1, 2005                32,439,702        $ 108,024    $ 134,905       $ 234,423       $(11,121)         $(1,649)
Net earnings                                                                              15,438
Cash dividends -
  $0.165 per common share                                                                 (5,384)
Change in fair value of securities available
  for sale, net                                                                                         (14,097)
Transactions relating to restricted
stock, net                                 (10,285)             (34)       1,571                                          (1,263)
Repurchase/retirement of common stock      (44,413)            (148)      (1,264)
Transactions relating options
exercised, net                              21,709               72          (60)
Other stock transactions, net               55,806              186          (48)
                                        ----------    --------------   -----------    -----------   ------------    -------------
Balance, March 31, 2005                 32,462,519         $108,100     $135,104       $ 244,477       $(25,218)         $(2,912)
                                        ==========    ==============   ===========    ===========   ============    =============

See notes to unaudited condensed consolidated financial statements

                                     HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     UNAUDITED
                                              (amounts in thousands)

                                                                                 Three Months Ended March 31,
                                                                          ----------------------------------------
                                                                               2005                    2004
                                                                          ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                          $      15,438           $      14,144
         Adjustments to reconcile net earnings to net
             cash provided by operating activities:
                Depreciation and amortization                                       2,236                   2,325
                Provision for loan losses                                           2,760                   3,536
                Provision for losses on other real estate owned                        35                      95
                Increase in cash surrender value of life insurance contracts         (849)                   (800)
                Gain on sales of securities available for sale, net                    (7)                   (149)
                Gain on sale of branches                                                -                  (2,258)
                Amortization of securities premium/discount                           780                   1,714
                Amortization of intangible assets                                     584                     325
                Amortization of compensation element of restricted stock              196                     165
                (Increase) decrease in deferred tax asset                            (366)                  3,685
                Decrease in interest receivable                                     1,569                   2,014
                Increase in accrued expenses                                          133                   5,998
                Increase in other liabilities                                       1,835                     909
                Decrease in interest payable                                         (202)                   (708)
                Increase in policy reserves and liabilities                         2,816                  13,778
                Decrease (increase) in reinsurance receivables                      3,501                    (707)
                (Increase) decrease in other assets, net                           (2,210)                 10,181
                Other, net                                                         (1,812)                 (2,447)
                                                                          ----------------        ----------------
         Net cash provided by operating activities                                 26,437                  51,800
                                                                          ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net increase in interest-bearing time deposits                                  (22)                   (696)
      Proceeds from maturities, calls or prepayments of
         securities held to maturity                                                6,559                  15,880
      Proceeds from sales and maturities of securities
         available for sale                                                       130,745                 207,736
      Purchases of securities held to maturity                                     (4,819)                      -
      Purchases of securities available for sale                                 (267,265)               (287,136)
      Net decrease (increase) in federal funds sold                                55,353                 (52,702)
      Net increase in loans                                                       (46,620)                (58,389)
      Purchases of property, equipment and software, net                           (2,633)                 (2,061)
      Proceeds from sales of other real estate                                        641                   1,052
      Premiums paid on bank owned life insurance contracts                              -                 (25,000)
      Net cash paid in connection with sale of branches                                 -                 (22,999)
      Net cash received in connection purchase transaction                              -                      85
                                                                          ----------------        ----------------
         Net cash used in investing activities                                   (128,061)               (224,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                                     89,263                 160,516
      Net increase in federal funds purchased and
         securities sold under agreements to repurchase                            15,477                  14,038
      Repayment of short-term note                                                      -                  (9,400)
      Reductions of long-term notes                                                    (1)                    (72)
      Dividends paid                                                               (5,384)                 (3,942)
      Conversion of preferred stock to cash                                             -                    (147)
      Proceeds from exercise of stock options                                         360                   1,121
      Repurchase/retirement of common stock                                        (1,412)                 (3,811)
      Other stock transactions, net                                                   302                    (106)
                                                                          ----------------        ----------------
         Net cash provided by financing activities                                 98,605                 158,197
                                                                          ----------------        ----------------

NET DECREASE IN CASH AND DUE FROM BANKS                                            (3,019)                (14,233)

CASH AND DUE FROM BANKS, BEGINNING                                                155,797                 178,082
                                                                          ----------------        ----------------

CASH AND DUE FROM BANKS, ENDING                                             $     152,778           $     163,849
                                                                          ================        ================

SUPPLEMENTAL INFORMATION:

      Income taxes paid                                                     $       5,462           $       2,687
      Interest paid                                                                16,491                  14,063

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

      Transfers from loans to other real estate                             $       1,092           $       1,403
      Financed sale of foreclosed property                                            222                     557

See notes to unaudited condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(At and For the Three Months Ended March 31, 2005 and 2004)

BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hancock Holding Company (the Company) is a financial holding company headquartered in Gulfport, Mississippi operating in the states of Mississippi, Louisiana, Alabama and Florida through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi, Hancock Bank of Louisiana, Baton Rouge, Louisiana and Hancock Bank of Florida, Tallahassee, Florida (the Banks). The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The consolidated financial statements of the Company include the accounts of the Company, the Banks, Hancock Investment Services, Inc., Hancock Insurance Agency, Inc., Harrison Finance Company, Magna Insurance Company and subsidiary, as well as three real estate corporations owning land and buildings that house bank branches and other facilities. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The determination of the allowance for loan losses is a material estimate that is particularly subject to significant change. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

For further information, refer to the consolidated financial statements and notes thereto of Hancock Holding Company’s 2004 Annual Report to Shareholders.

COMPREHENSIVE EARNINGS

Following is a summary of the Company’s comprehensive earnings for the three months ended March 31, 2005 and 2004.

                                                                             (Amounts in thousands)
                                                                          Three Months Ended March 31,
                                                                      -----------------------------------
                                                                           2005               2004
                                                                      ---------------    ----------------
Net earnings                                                            $     15,438        $     14,144

     Other comprehensive income (loss)
         (net of income tax):

     Change in fair value of securities
         available for sale, net of tax
         $7,588 and $2,783, respectively                                     (14,092)              5,169

     Reclassification adjustments for gains
         included in net earnings, net of tax
         of $3 and $52, respectively                                              (5)                (97)
                                                                      ---------------    ----------------

Total Comprehensive Earnings                                            $      1,341        $     19,216
                                                                      ===============    ================

STOCK BASED COMPENSATION

The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. The Company has adopted the disclosure-only option under Statement of Financial Accounting Standards (SFAS) No. 123. Had compensation costs for the Company’s stock options and restricted stock awards been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company’s net earnings and earnings per share would have been as indicated below:

                                                                           Three Months Ended March 31,
                                                                       ----------------------------------
                                                                           2005                2004
                                                                       --------------     ---------------
Net earnings available to common
     stockholders:
     As reported                                                            $ 15,438            $ 14,144
     Deduct total stock based compensation
       determined under the fair value method for all awards,
       net of tax                                                               (618)               (145)
                                                                       --------------     ---------------

     Pro forma net earnings available to
     common stockholders                                                    $ 14,820            $ 13,999
                                                                       ==============     ===============

Basic earnings per share:
     As reported                                                            $   0.48            $   0.44
     Pro forma                                                              $   0.46            $   0.44

Diluted earnings per share:
     As reported                                                            $   0.47            $   0.43
     Pro forma                                                              $   0.45            $   0.42
ACQUISITIONS

During March 2004, the Company acquired the majority of loans, securities and deposits of the former Guaranty National Bank of Tallahassee, Florida. The Office of the Comptroller of Currency closed all locations of Guaranty National on March 12, 2004. With the transaction, the Company acquired five locations with approximately $40.0 million in performing loans and approximately $69.1 million in deposits from the Federal Deposit Insurance Corporation (FDIC) for a premium of $13.6 million, or 20% of acquired deposits. The Company paid $5.0 million in consideration for the acquisition of assets, net of related deposit liabilities. In accounting for the transaction, management considered it to be an “acquisition of business” and, accordingly, accounted for it under the purchase method of accounting pursuant to SFAS No. 141. Final allocations of asset and liability fair values have been recorded based on an analysis performed by an independent third party.

During the fourth quarter of 2004, the Company acquired Ross-King-Walker, Inc. (RKW), a well-known Hattiesburg, MS based property and casualty insurance agency, as a division of Hancock Insurance Agency in an all cash transaction. The post-purchase entity will retain the RKW name and become an affiliate of Hancock Insurance Agency.

SALE OF BRANCHES

On March 8, 2004, the Company completed the sale of four Louisiana branches to Sabine State Bank, resulting in a $2.3 million pre-tax gain. The branches that were sold were acquired in the 1999 American Security Bank purchase. The Company made a cash payment of approximately $23 million, whereby approximately $19.7 million in loans were transferred and $42.9 million in deposits liabilities assumed by Sabine State Bank in this transaction.

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

All information, including earnings per share, dividends per share, and number of shares outstanding has been adjusted to give retroactive effect to this split.

SEGMENT REPORTING

The Company’s primary segments are geographically divided into the Mississippi (MS), Louisiana (LA) and Florida (FL) markets. Each segment offers the same products and services but is managed separately due to different pricing, product demand, and consumer markets. Each segment offers commercial, consumer and mortgage loans and deposit services. In the following tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc., Hancock Insurance Agency, Inc., Harrison Finance Company, Magna Insurance Company and three real estate corporations owning land and buildings that house bank branches and other facilities. Following is selected information for the Company’s segments (amounts in thousands):

                                                                   Three Months Ended,
                                                                     March 31, 2005
                                             MS             LA            FL        Other      Eliminations    Consolidated
                                     -------------  -------------  ------------  ------------  -------------  ---------------
Interest income                          $ 31,973       $ 25,170       $ 1,191       $ 3,945       $ (1,750)        $ 60,529
Interest expense                           10,122          6,708           326           802         (1,671)          16,287
                                     -------------  -------------  ------------  ------------  -------------  ---------------
     Net interest income                   21,851         18,462           865         3,143            (79)          44,242
Provision for loan losses                     736          1,544            99           381              -            2,760
Non-interest income                         9,451          7,620            98         5,343            (79)          22,433
Depreciation and amortization               1,364            601           142           129              -            2,236
Other non-interest expense                 18,242         13,232         1,192         6,691             48           39,405
                                     -------------  -------------  ------------  ------------  -------------  ---------------
Earnings (loss) before
   income taxes                            10,960         10,705          (470)        1,285           (206)          22,274
Income tax expense                          3,351          3,248          (180)          452            (35)           6,836
                                     -------------  -------------  ------------  ------------  -------------  ---------------
     Net earnings (loss)                 $  7,609       $  7,457       $  (290)      $   833      $    (171)        $ 15,438
                                     =============  =============  ============  ============  =============  ===============

                                                                  Three Months Ended,
                                                                   March 31, 2004
                                             MS             LA            FL        Other      Eliminations    Consolidated
                                     -------------  -------------  ------------  ------------  -------------  ---------------
Interest income                          $ 28,915       $ 21,843         $ 177       $ 3,808         $ (901)        $ 53,842
Interest expense                            9,146          4,485            74           541           (776)          13,470
                                     -------------  -------------  ------------  ------------  -------------  ---------------
     Net interest income                   19,769         17,358           103         3,267           (125)          40,372
Provision for loan losses                   1,336          1,051           400           749              -            3,536
Non-interest income                         9,638          8,919            31         4,690           (640)          22,638
Depreciation and amortization               1,494            691             -           137              3            2,325
Other non-interest expense                 18,248         12,781            95         5,619            194           36,937
                                     -------------  -------------  ------------  ------------  -------------  ---------------
Earnings (loss) before
   income taxes                             8,329         11,754          (361)        1,452           (962)          20,212
Income tax expense                          2,294          3,613          (140)          497           (196)           6,068
                                     -------------  -------------  ------------  ------------  -------------  ---------------
     Net earnings (loss)                 $  6,035       $  8,141        $ (221)      $   955         $ (766)        $ 14,144
                                     =============  =============  ============  ============  =============  ===============
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangibles”, the Company tests its goodwill for impairment annually. No impairment charges were recognized as of March 31, 2005. The carrying amount of goodwill as of March 31, 2005 and December 31, 2004 was $55.4 million.

The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated (amounts in thousands):

                                                               As of                                    As of
                                                          March 31, 2005                          December 31, 2004
                                              -------------------------------------    --------------------------------------

                                               Gross Carrying       Accumulated         Gross Carrying        Accumulated
                                                   Amount           Amortization            Amount            Amortization
                                              -----------------   -----------------    -----------------    -----------------
Amortizable Intangible Assets:

      Core deposit intangibles                        $ 14,140             $ 4,692             $ 14,148              $ 4,281

      Value of insurance
      businesses acquired                                3,405                 344                2,575                  179

      Mortgage servicing rights                          4,763               2,474                4,835                2,315

                                              -----------------   -----------------    -----------------    -----------------
           Total                                      $ 22,308             $ 7,510             $ 21,558              $ 6,775
                                              =================   =================    =================    =================

                                                                        Three months ended March 31,
                                                                  --------------------------------------
                                                                        2005                 2004
                                                                  -----------------    -----------------
Aggregate amortization expense for:

      Core deposit intangibles                                        $        419         $        292

      Value of insurance businesses acquired                                   165                   33

      Mortgage servicing rights                                                226                  284

                                                                  -----------------    -----------------
           Total                                                      $        810         $        609
                                                                  =================    =================

Amortization of the core deposit intangibles is estimated to be approximately $1.7 million in 2005, $1.4 million in 2006, $1.2 million in 2007, $1.1 million in 2008, $1.1 million in 2009 and the remainder of $3.4 million thereafter. The amortization of the value of business acquired is expected to approximate $660,000 in 2005, $491,000 in 2006, $355,000 in 2007, $258,000 in 2008, $244,000 in 2009 and the remainder of $1.2 million thereafter. Amortization of servicing rights is estimated to be approximately $827,000 in 2005, $630,000 in 2006, $440,000 in 2007, $287,000 in 2008, $196,000 in 2009 and the remainder of $140,000 thereafter. The weighted-average amortization period used for intangibles is 10 years.

RETIREMENT PLANS

Net periodic benefits cost includes the following components for the three months ended March 31, 2005 and 2004 (amounts in thousands):

                                                                   Three months ended March 31,

                                                       Pension Benefits             Other Post-retirement Benefits
                                              ----------------------------------   ---------------------------------

                                                   2005               2004              2005              2004
                                              ---------------    ---------------   ---------------   ---------------
Service Cost                                      $  538,285         $  514,357        $   77,500        $   69,472

Interest Cost                                        848,769            787,772            97,000            92,714

Expected return on plan assets                      (852,597)          (760,753)                -                 -

Amortization of prior service cost                     6,531             20,713           (13,250)          (13,259)

Amortization of net loss                             249,765            234,478            22,000            20,589

Amortization of transition obligation                      -                  -             1,250             1,288

                                              ---------------    ---------------   ---------------   ---------------
Net periodic benefit cost                         $  790,753         $  796,567        $  184,500        $  170,804
                                              ===============    ===============   ===============   ===============

The Company anticipates that it will contribute $3.2 million to its pension plan and approximately $344,000 for post-retirement benefits in 2005. During the first quarter of 2005, the Company contributed $683,000 to its pension plan and approximately $133,000 for post-retirement benefits.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (amounts in thousands):

                                                                               Three Months Ended March 31,
                                                                          ------------------------------------
                                                                               2005                2004
                                                                          ----------------    ----------------

Balance of allowance for loan losses
  at beginning of period                                                     $     40,682        $     36,750
  Provision for loan losses                                                         2,760               3,536
Loans charged-off:
     Commercial, Real Estate & Mortgage                                             1,099               2,407
     Direct & Indirect Consumer                                                     1,647               1,611
     Finance Company                                                                  519                 664
     Demand Deposit Accounts                                                          761               1,013
                                                                          ----------------    ----------------
  Total charge-offs                                                                 4,026               5,695
                                                                          ----------------    ----------------
Recoveries of loans previously
  charged-off:
     Commercial, Real Estate & Mortgage                                               261               1,249
     Direct & Indirect Consumer                                                       549                 503
     Finance Company                                                                  138                 115
     Demand Deposit Accounts                                                          818               1,042
                                                                          ----------------    ----------------
  Total recoveries                                                                  1,766               2,909
                                                                          ----------------    ----------------
  Net charge-offs                                                                   2,260               2,786
                                                                          ----------------    ----------------
  Balance of allowance for loan losses
    at end of period                                                         $     41,182        $     37,500
                                                                          ================    ================

The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

                                                                                  Three Months Ended March 31,
                                                                             ------------------------------------
                                                                                  2005                2004
                                                                             ----------------    ----------------
Ratios :
  Net charge-offs to average net loans (annualized)                                    0.33%               0.45%
  Net charge-offs to period-end net loans (annualized)                                 0.32%               0.44%
  Allowance for loan losses to average net loans                                       1.48%               1.51%
  Allowance for loan losses to period-end net loans                                    1.48%               1.49%
  Net charge-offs to loan loss allowance                                               5.49%               7.43%
  Provision for loan losses to net charge-offs                                       122.13%             126.92%

Net Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                                                  Three Months Ended March 31,
                                                                               --------------------------------
                                                                                   2005              2004
                                                                               --------------    --------------
Net earnings - used in computation of diluted
      earnings per share                                                         $    15,438       $    14,144
                                                                               ==============    ==============

Weighted average number of shares
      outstanding - used in computation of
      basic earnings per share                                                        32,463            32,048
Effect of dilutive securities
      Stock options and restricted stock awards                                          556               970
                                                                               --------------    --------------

Weighted average number of shares
      outstanding plus effect of dilutive
      securities - used in computation of
      diluted earnings per share                                                      33,019            33,018
                                                                               ==============    ==============

There were no anti-dilutive shares outstanding for the three months ended March 31, 2005 and 2004.

SELECTED FINANCIAL DATA

The following tables present selected comparative financial data. All share and per share data have been restated to reflect the 100% stock dividend made March 18, 2004.

(amounts in thousands, except per share data)
                                                                                       Three Months Ended
                                                                                  -----------------------------
                                                                                   3/31/2005       3/31/2004
                                                                                  -------------   -------------
Per Common Share Data
Earnings per share:
    Basic                                                                                $0.48           $0.44
    Diluted                                                                              $0.47           $0.43
Cash dividends per share                                                                $0.165          $0.125
Book value per share (period end)                                                       $14.16          $13.75
Weighted average number of shares:
    Basic                                                                               32,463          32,048
    Diluted (1)                                                                         33,019          33,018
Period end number of shares                                                             32,463          32,558
Market data:
    High closing price                                                                  $34.20          $32.00
    Low closing price                                                                   $30.25          $27.08
    Period end closing price                                                            $32.50          $30.96
    Trading volume                                                                       3,284           2,745

(1) There were no anti-dilutive shares outstanding for the three months ended
    March 31, 2005 and 2004.

(amounts in thousands, except per share data)
                                                                                              Three Months Ended
                                                                                        --------------------------------
                                                                                          3/31/2005        3/31/2004
                                                                                        --------------   ---------------
Performance Ratios
Return on average assets                                                                        1.32%             1.33%
Return on average common equity                                                                13.32%            13.01%
Earning asset yield (Tax Equivalent ("TE"))                                                     5.90%             5.82%
Total cost of funds                                                                             1.55%             1.41%
Net interest margin (TE)                                                                        4.35%             4.41%
Average common equity as a percent of average total assets                                      9.94%            10.24%
Leverage ratio (period end)                                                                     8.75%             8.73%
FTE Headcount                                                                                   1,766             1,717

Asset Quality Information
Non-accrual loans                                                                              $6,335            $9,670
Foreclosed assets                                                                              $3,591            $5,212
Total non-performing assets                                                                    $9,926           $14,882
Non-performing assets as a percent of loans and foreclosed assets                               0.36%             0.59%
Accruing loans 90 days past due                                                                $2,798            $5,011
Accruing loans 90 days past due as a percent of loans                                           0.10%             0.20%
Non-performing assets + accruing loans 90 days past due
  to loans and foreclosed assets                                                                0.46%             0.79%
Net charge-offs                                                                                $2,260            $2,786
Net charge-offs as a percent of average loans                                                   0.33%             0.45%
Allowance for loan losses                                                                     $41,182           $37,500
Allowance for loan losses as a percent of period end loans                                      1.48%             1.49%
Allowance for loan losses to NPAs + accruing loans 90 days past due                           323.66%           188.51%
Provision for loan losses                                                                      $2,760            $3,536
Provision for loan losses to net charge-offs                                                  122.13%           126.92%

Average Balance Sheet
Total loans                                                                                $2,776,229        $2,477,971
Securities                                                                                  1,350,505         1,287,487
Short-term investments                                                                        132,582            75,311
Earning assets                                                                              4,259,316         3,840,769
Allowance for loan losses                                                                     (40,688)          (36,927)
Other assets                                                                                  512,166           467,781
Total assets                                                                               $4,730,794        $4,271,623

Non-interest bearing deposits                                                                $701,144          $622,271
Interest bearing transaction deposits                                                       1,332,152         1,348,113
Interest bearing public fund deposits                                                         711,789           595,311
Time deposits                                                                               1,089,367           966,215
Total interest bearing deposits                                                             3,133,308         2,909,639
Total deposits                                                                              3,834,452         3,531,911
Other borrowed funds                                                                          271,473           231,609
Other liabilities                                                                             154,801            61,823
Preferred stock                                                                                     -             9,009
Common stockholders' equity                                                                   470,068           437,272
Total liabilities & common stockholders' equity                                            $4,730,794        $4,271,623

(amounts in thousands, except per share data)
                                                                                    Three Months Ended
                                                                              -------------------------------
                                                                                3/31/2005        3/31/2004
                                                                              --------------   --------------
Period end Balance Sheet
Commercial/real estate loans                                                     $1,488,523       $1,319,388
Mortgage loans                                                                      414,346          388,447
Direct consumer loans                                                               510,116          483,019
Indirect consumer loans                                                             318,164          275,810
Finance company loans                                                                60,679           56,216
Total loans                                                                       2,791,829        2,522,878
Securities                                                                        1,414,037        1,349,504
Short-term investments                                                               94,930           78,185
Earning assets                                                                    4,300,796        3,950,567
Allowance for loan losses                                                           (41,182)         (37,500)
Other assets                                                                        509,402          452,600
Total assets                                                                     $4,769,016       $4,365,666

Non-interest bearing deposits                                                      $724,338         $650,867
Interest bearing transaction deposits                                             1,332,269        1,353,639
Interest bearing public funds deposits                                              724,362          614,746
Time deposits                                                                     1,106,238        1,011,421
Total interest bearing deposits                                                   3,162,870        2,979,806
Total deposits                                                                    3,887,208        3,630,673
Other borrowed funds                                                                266,528          218,568
Other liabilities                                                                   155,729           68,856
Preferred stock                                                                           -               36
Common stockholders' equity                                                         459,551          447,533
Total liabilities & common stockholders' equity                                  $4,769,016       $4,365,666

Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans                                                           $770           $1,159
Mortgage loans                                                                           68               (1)
Direct consumer loans                                                                   501              637
Indirect consumer loans                                                                 540              442
Finance company loans                                                                   381              549
                                                                              --------------   --------------
Total net charge-offs                                                                $2,260           $2,786
                                                                              ==============   ==============

Net charge-offs to average loans:
Commercial/real estate loans                                                          0.21%            0.36%
Mortgage loans                                                                        0.07%            0.00%
Direct consumer loans                                                                 0.40%            0.53%
Indirect consumer loans                                                               0.70%            0.66%
Finance company loans                                                                 2.54%            3.98%
Total net charge-offs to average net loans                                            0.33%            0.45%

(amounts in thousands, except per share amounts)
                                                                                       Three Months Ended
                                                                                -------------------------------
                                                                                  3/31/2005        3/31/2004
                                                                                --------------   --------------
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans                                                                                  65.18%           64.52%
Securities                                                                             31.71%           33.52%
Short-term investments                                                                  3.11%            1.96%
Earning assets                                                                        100.00%          100.00%

Non-interest bearing deposits                                                          16.46%           16.20%
Interest bearing transaction deposits                                                  31.28%           35.10%
Interest bearing public funds deposits                                                 16.71%           15.50%
Time deposits                                                                          25.58%           25.16%
Total deposits                                                                         90.03%           91.96%
Other borrowed funds                                                                    6.37%            6.03%
Other net interest-free funding sources                                                 3.60%            2.01%
Total funding sources                                                                 100.00%          100.00%

Loan mix:
Commercial/real estate loans                                                           53.71%           52.44%
Mortgage loans                                                                         14.67%           14.82%
Direct consumer loans                                                                  18.14%           19.67%
Indirect consumer loans                                                                11.29%           10.83%
Finance company loans                                                                   2.19%            2.24%
Total loans                                                                           100.00%          100.00%

Average dollars (in thousands)
Loans                                                                              $2,776,229       $2,477,971
Securities                                                                          1,350,505        1,287,487
Short-term investments                                                                132,582           75,311
                                                                                --------------   --------------
Earning assets                                                                     $4,259,316       $3,840,769
                                                                                ==============   ==============

Non-interest bearing deposits                                                        $701,144         $622,271
Interest bearing transaction deposits                                               1,332,152        1,348,113
Interest bearing public funds deposits                                                711,789          595,311
Time deposits                                                                       1,089,367          966,215
                                                                                --------------   --------------
Total deposits                                                                      3,834,452        3,531,911
Other borrowed funds                                                                  271,473          231,609
Other net interest-free funding sources                                               153,391           77,250
                                                                                --------------   --------------
Total funding sources                                                              $4,259,316       $3,840,769
                                                                                ==============   ==============

Loans:
Commercial/real estate loans                                                       $1,491,008       $1,299,399
Mortgage loans                                                                        407,258          367,320
Direct consumer loans                                                                 503,700          487,452
Indirect consumer loans                                                               313,542          268,311
Finance company loans                                                                  60,720           55,488
                                                                                --------------   --------------
Total average loans                                                                $2,776,229       $2,477,971
                                                                                ==============   ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides management’s analysis of certain factors that have affected the Company’s consolidated financial condition and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. At March 31, 2005, the Company operated more than 100 banking offices and more than 140 automated teller machines (ATMs) in the states of Mississippi, Louisiana and Florida through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL). Hancock Bank MS also operates a loan production office in the State of Alabama. Hancock Bank MS, Hancock Bank LA, and Hancock Bank FL are referred to collectively as the “Banks”.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At March 31, 2005, the Company had total assets of $4.8 billion and employed on a full-time equivalent basis 1,246 persons in Mississippi, 484 persons in Louisiana and 36 persons in Florida.

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

The following liquidity ratios at March 31, 2005 and December 31, 2004 compare certain assets and liabilities to total deposits or total assets:

                                                                 March 31,         December 31,
                                                                   2005                2004
                                                             ------------------  -----------------

Total securities to total deposits                                36.38%              34.29%

Total loans (net of unearned
     income) to total deposits                                    71.82%              72.37%

Interest-earning assets
     to total assets                                              90.18%              90.06%

Interest-bearing deposits
     to total deposits                                            81.37%              81.64%

Capital Resources

The Company continues to maintain an adequate capital position. The ratios as of March 31, 2005 and December 31, 2004 are as follows:

                                                                            March 31,         December 31,
                                                                               2005               2004
                                                                         -----------------  -----------------

Average equity to average assets                                               9.94%             10.11%

Regulatory ratios:

     Average equity to average assets (1)                                     10.02%             10.17%

     Total capital to risk-weighted assets (2)                                13.49%             13.58%

     Tier 1 capital to risk-weighted
     assets (3)                                                               12.30%             12.39%

     Leverage capital to average total assets (4)                              8.75%              8.97%

(1)     Equity capital, for regulatory purposes, consists of stockholders' equity (excluding unrealized gains/(losses)).

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

RESULTS OF OPERATIONS

Net Earnings

Net earnings for the first quarter of 2005 totaled $15.4 million, compared to $14.1 million reported for the first quarter of 2004, an increase of $1.3 million, or 9%. Following is selected information for quarterly and year-to-date comparison:

                                                                             Three Months Ended March 31,
                                                                           --------------------------------
                                                                               2005              2004
                                                                           --------------    --------------

Results of Operations:

     Return on average assets                                                     1.32%            1.33%

     Return on average equity                                                    13.32%           13.01%

Net Interest Income:

     Yield on average interest-earning assets (TE)                                5.90%            5.82%

     Cost of average interest-bearing funds                                       1.94%            1.72%

                                                                           --------------    --------------

     Net interest spread (TE)                                                     3.96%            4.10%
                                                                           ==============    ==============

     Net interest margin (TE)
         (net interest income on a tax-equivalent basis
         divided by average interest-earning assets)                              4.35%            4.41%
                                                                           ==============    ==============
Net Interest Income

Net interest income (te) for the first quarter of 2005 increased $3.79 million, or 9%, from the first quarter of 2004, but was $24,000, or less than 1%, lower than the fourth quarter of 2004. The Company’s net interest margin (te) was 4.35% in the first quarter of 2005, 6 basis points narrower than the same quarter a year ago, and 18 basis points narrower than the previous quarter.

Compared to the same quarter a year ago, the primary driver of the $3.79 million increase in net interest income (te) was a $419 million, or 11%, increase in average earning assets, mainly from average loan growth of $298 million, or 12%. In addition, the securities portfolio increased $63 million, or 5%, while short-term investments increased $58 million, or 76%. The Company’s overall increase in earnings assets was primarily funded by average deposit growth of $303 million, or 9%. As previously mentioned, deposit growth was reflected in nearly every deposit category with the majority of the $303 million increase reflected in public fund deposits (up $116 million) and time deposits (up $123 million). This improvement in the earning asset mix enabled the Company to improve its loan to deposit ratio from 70% in the first quarter of 2004 to 72% in the current quarter. The net interest margin (te) narrowed slightly (by 6 basis points) as the cost of funds increased more rapidly (14 basis points) than the overall yield on loans, securities and short-term investments (8 basis points). Most of the increase in funding costs was reflected in the rate paid on public fund deposits (up 66 basis points).

The slightly lower level of net interest income (te) (down $24,000, or less than 1%) and the lower net interest margin (down 18 basis points) as compared to the previous quarter was primarily due to an unfavorable earning asset mix as loan growth slowed to $62 million and deposits increased by $225 million. The yield on average earning assets decreased 10 basis points while the cost of funds increased 8 basis points.

The following tables detail the components of the Company’s net interest spread and net interest margin.

                                                         Three Months Ended March 31,         Three Months Ended March 31,
                                                   ------------------------------------  -------------------------------------
                                                                  2005                                 2004
                                                   ------------------------------------  -------------------------------------
(dollars in thousands)                              Interest      Volume       Rate       Interest       Volume       Rate
                                                   ------------------------------------  -------------------------------------

Average Earning Assets
Commercial & real estate loans (TE)                   $22,303     $1,491,008     6.06%     $17,925     $1,299,399     5.55%
Mortgage loans                                          5,697        407,258     5.60%       5,196        367,320     5.66%
Consumer loans                                         16,409        877,963     7.58%      15,816        811,252     7.84%
Loan fees & late charges                                1,978              -     0.00%       2,163              -     0.00%
                                                   ------------------------------------  -------------------------------------
  Total loans (TE)                                     46,387      2,776,229     6.76%      41,100      2,477,971     6.66%

US treasury securities                                     60         11,058     2.20%          48         10,118     1.93%
US agency securities                                    4,285        430,408     3.98%       3,783        371,647     4.07%
CMOs                                                    2,686        267,037     4.02%       3,038        319,916     3.80%
Mortgage backed securities                              4,547        412,573     4.41%       3,900        367,585     4.24%
Municipals (TE)                                         2,871        163,543     7.02%       3,286        183,969     7.14%
Other securities                                          672         65,886     4.08%         367         34,252     4.29%
                                                   ------------------------------------  -------------------------------------
  Total securities (TE)                                15,122      1,350,505     4.48%      14,422      1,287,487     4.48%

Fed funds sold                                            711        118,503     2.43%         153         64,192     0.96%
Cds with banks                                             49          8,361     2.37%           8          5,626     0.54%
Other short-term investments                               32          5,718     2.26%          13          5,493     0.97%
                                                   ------------------------------------  -------------------------------------
  Total short-term investments                            792        132,582     2.42%         174         75,311     0.93%

  Average earning assets yield (TE)                   $62,302     $4,259,316     5.90%     $55,696     $3,840,769     5.82%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                  $1,921     $1,332,152     0.58%      $2,074     $1,348,113     0.62%
Time deposits                                           9,360      1,089,367     3.48%       8,168        966,215     3.40%
Public Funds                                            3,751        711,789     2.14%       2,198        595,311     1.48%
                                                   ------------------------------------  -------------------------------------
   Total interest bearing deposits                     15,032      3,133,308     1.95%      12,440      2,909,639     1.72%

Customer repos                                            664        214,878     1.25%         338        169,830     0.80%
Other borrowings                                          593         56,595     4.25%         692         61,779     4.51%
                                                   ------------------------------------  -------------------------------------
  Total borrowings                                      1,256        271,473     1.88%       1,030        231,609     1.79%

  Total interest bearing liability cost               $16,289     $3,404,781     1.94%     $13,470     $3,141,248     1.72%

Noninterest-bearing deposits                                         701,144                              622,271
Other net interest-free funding sources                              153,391                               77,250

Total Cost of Funds                                   $16,289     $4,259,316     1.55%     $13,470     $3,840,769     1.41%

Net Interest Spread (TE)                              $46,013                    3.96%     $42,226                    4.10%

Net Interest Margin (TE)                              $46,013     $4,259,316     4.35%     $42,226     $3,840,769     4.41%
                                                   ------------------------------------  -------------------------------------
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

                                                                                         At and for the
                                                                                ----------------------------------
                                                                                   Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                     2005               2004
                                                                                ---------------    ---------------
Annualized net charge-offs to average loans                                              0.33%              0.45%

Annualized provision for loan losses to average
     loans                                                                               0.40%              0.57%

Average allowance for loan losses to average loans                                       1.48%              1.49%

Gross charge-offs                                                                      $ 4,026            $ 5,695

Gross recoveries                                                                       $ 1,766            $ 2,909

Non-accrual loans                                                                      $ 6,335            $ 9,670

Accruing loans 90 days or more past due                                                $ 2,798            $ 5,011
Non-Interest Income

Non-interest income (excluding gains from the sale of branches of $2.3 million and security transactions of $149,000 recognized in the first quarter of 2004) for the first quarter of 2005 was up $2.20 million, or 11%, compared to the same quarter a year ago and was up $390,000, or 2%, compared to the fourth quarter of 2004. Impacting the change from the same quarter a year ago were higher levels of income from insurance operations (up $1.40 million, or 56%) in Magna Insurance Company and Hancock Insurance Agency. In addition, increases were reflected in trust fees (up $556,000, or 28%) and investment and annuity fees (up $495,000, or 71%). Service charges on deposit accounts were down $740,000, or 7%, from the first quarter of 2004. The increase in non-interest income from the prior quarter was concentrated in income from insurance operations (up $2.06 million, or 113%), again, due primarily to Magna Insurance Company. This was offset by decreases in service charges on deposit accounts and secondary mortgage market operations (down $1.57 million and $990,000, respectively). Secondary mortgage market operations income was lower due to the reversal (due to changes in the interest rate environment) of a previously established $850,000 valuation allowance related to the mortgage servicing rights intangible during the fourth quarter of 2004, which was not repeated during the first quarter of 2005.

The components of non-interest income for the three months ended March 31, 2005 and 2004 are presented in the following table (amounts in thousands):

                                                                               Three Months Ended March 31,
                                                                          -----------------------------------
                                                                               2005                2004
                                                                          ----------------    ---------------
Service charges on deposit accounts                                               $ 9,490           $ 10,230
Trust fees                                                                          2,541              1,985
Credit card merchant discount fees                                                  1,030                861
Income from insurance operations                                                    3,881              2,484
Investment & annuity fees                                                           1,188                693
ATM fees                                                                            1,372              1,128
Secondary mortgage market operations                                                  499                385
Other income                                                                        2,426              2,465
                                                                          ----------------    ---------------
   Total other non-interest income                                                 22,427             20,231
Gain on sale of assets                                                                  -              2,258
Securities transactions gains                                                           7                149
                                                                          ----------------    ---------------
   Total non-interest income                                                     $ 22,434           $ 22,638
                                                                          ================    ===============

Non-Interest Expense

Non-interest expenses for the first quarter of 2005 were $2.38 million, or 6%, higher compared to the same quarter a year ago, and were $3.70 million, or 10%, higher than the previous quarter. The increase from the first quarter of 2004 was primarily due to higher expenses levels related to Magna Insurance Company ($1.70 million) and a higher expense base related to the Company’s Florida operation ($1.24 million). A significant factor driving the $3.70 million increase in operating expenses from the previous quarter was the presence of two specific items in the fourth quarter of 2004, as well as a higher expense base related to Magna Insurance Company (up $1.64 million) in 2005. The two fourth quarter 2004 items that were not repeated during the first quarter of 2005 included an $800,000 reversal of previously accrued expense related to favorable claims experience in the Company’s medical plan and a recovery of $1.15 million in previously paid franchise taxes to the State of Mississippi.

The following table presents the components of non-interest expense for the three months ended March 31, 2005 and 2004.

                                                                              Three Months Ended March 31,
                                                                         -----------------------------------
(dollars in thousands)                                                        2005               2004
                                                                         ----------------   ----------------
Employee compensation                                                      $      17,894      $      16,940
Employee benefits                                                                  4,485              5,956
                                                                         ----------------   ----------------
     Total personnel expense                                                      22,379             22,896
                                                                         ----------------   ----------------
Equipment and data processing expense                                              4,295              4,322
Net occupancy expense                                                              2,495              2,413
Postage and communications                                                         1,706              2,081
Ad valorem and franchise taxes                                                       753                813
Legal and professional services                                                    3,292              1,385
Stationery and supplies                                                              469                484
Amortization of intangible assets                                                    584                325
Advertising                                                                        1,100              1,087
Deposit insurance and regulatory fees                                                249                211
Training expenses                                                                    157                128
Other real estate owned expense                                                      206                231
Other expense                                                                      3,957              2,886
                                                                         ----------------   ----------------
   Total non-interest expense                                              $      41,642      $      39,262
                                                                         ================   ================
Income Taxes

The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. For the three months ended March 31, 2005 and 2004, the effective federal income tax rate was approximately 31% and 30%, respectively. The amount of tax-exempt income earned during the first three months of 2005 was $3.1 million compared to $3.3 million for the comparable period in 2004.

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

At March 31, 2005, the Company had $618.2 million in unused loan commitments outstanding, of which approximately $380.0 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At March 31, 2005, the Company had $46.5 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at March 31, 2005 according to expiration date.

                                                                                Expiration Date
(dollars in thousands)                                             Less than          1-3             3-5          More than
                                                    Total            1 year          years           years          5 years
                                                ---------------  ---------------  -------------   -------------  ---------------
Commitments to extend credit                         $ 618,157        $ 338,876       $ 29,164        $ 48,220        $ 201,897
Letters of credit                                       46,529           16,412         16,512          13,605                -
                                                ---------------  ---------------  -------------   -------------  ---------------
     Total                                           $ 664,686        $ 355,288       $ 45,676        $ 61,825        $ 201,897
                                                ===============  ===============  =============   =============  ===============

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

Tabular Disclosure of Contractual Obligations

The following table shows all significant contractual obligations of the Company at March 31, 2005 according to payments due by period.

                                                                             Payment due by period
                                                                  --------------------------------------------
(dollars in thousands)                                             Less than         1-3             3-5         More than
                                                    Total            1 year         years           years         5 years
                                                ---------------   -------------  -------------   -------------  -------------
Certificates of Deposit                             $1,210,897        $493,260       $482,857        $234,780         $    -
Short-Term Debt Obligations                            211,755         211,755              -               -              -
Long-Term Debt Obligations                              50,272               8             21          50,036            207
Operating Lease Obligations                             16,732           3,076          4,072           1,849          7,735
                                                ---------------   -------------  -------------   -------------  -------------
     Total                                          $1,489,656        $708,099       $486,950        $286,665         $7,942
                                                ===============   =============  =============   =============  =============

Recent Accounting Pronouncements

Statement of Position ("SOP") 03-3 - Accounting for Loans or Certain Debt Securities Acquired in a Transfer

In October 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Accounting Position (SOP) 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. This SOP would apply to loans originated by the Company and would limit the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company adopted this SOP and its effect on the consolidated financial statements was not material.

Statement of Financial Accounting Standards ("SFAS") No.123(R), "Share-Based Payment"

On December 16, 2004, the FASB published SFAS No. 123(R), “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. It will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This Statement is the result of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS No. 123(R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under Opinion 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. The Company will adopt SFAS No.123(R) as prescribed. The effect of this statement on the consolidated financial statements is not expected to be material.

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

Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of the Company’s investment securities. As of quarter close, the effective duration of the securities portfolio was 3.00. A rate increase of 100 basis points would move the effective duration to 3.63, while a 200 basis point rise would result in an effective duration of 3.89.

In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values are well positioned for a rising interest rate environment. The cumulative gap at 12 months is +1%; indicating the balance sheet is slightly asset sensitive. Exposure to interest rate risk is presented in the following table.

                                              Net Interest Income (te) at Risk
                                              ---------------------------------

                             Change in interest                     Estimated increase (decrease)
                            rates (basis points)                       in net interest income
                        -----------------------------               -----------------------------

                                   - 100                                      - 5.81%
                                  Stable                                        0.00%
                                   + 100                                       +2.72%
                                   + 200                                       +4.92%
                                   + 300                                       +6.79%

The Company also controls interest rate risk by emphasizing the core relationship aspects of non-certificate depositor accounts and selected maturity targets for certificate of deposit accounts. As of March 31, 2005, regular savings and club accounts represented $288.3 million and money market accounts and now accounts totaled $1.0 billion. Excluding public fund accounts, this represents 54.6% of total interest bearing deposit accounts.

During the past year, the Company has controlled the interest rate sensitivity of its depositor accounts through tight control of funding costs. Excluding public funds, interest-bearing transaction rates have been flat, while time deposits have gone up only 4 basis points, March 2005 versus March 2004. Average interest-bearing deposit balances were down 2.32%, but most of these dollars disinter mediated into time deposits, which grew 12.73%. During this period, the Federal Reserve increased rates by 175 basis points. At the same time, the Company’s loan-to-deposit ratio has risen from 69.93% to 72.09%, and the average earning asset yield has grown by 14 basis points. This growth was driven primarily by continued emphasis on variable rate loans that adjusted with the rising rate environment. The impact of the strategies can be seen in the Company’s static gap report as of March 31, 2005.

                                                  Analysis of Interest Sensitivity at March 31, 2005

                                                        Within       6 months      1 to 3         > 3       Non-Sensitive
                                         Overnight     6 months     to 1 year       years        years       Balance       Total
                                         ----------  -------------- -----------  ------------ ------------  ----------  -----------
                                                                     (amounts in thousands)
Assets
    Securities                            $      -     $   105,257   $ 115,525   $   480,226  $   713,029   $       -   $ 1,414,037
    Federal funds sold & Short-term
       investments                          94,399               -         531             -            -           -        94,930
    Loans                                   42,004       1,329,214     223,524       607,022      548,882           -     2,750,646
    Other assets                                 -               -           -             -            -     509,403       509,403
                                         ----------  -------------- -----------  ------------ ------------  ----------  ------------
                Total Assets              $136,403     $ 1,434,471   $ 339,580   $ 1,087,248  $ 1,261,911   $ 509,403   $ 4,769,016
                                         ==========  ============== ===========  ============ ============  ==========  ============
Liabilities
    Interest bearing transaction deposits $      -     $   849,453   $ 255,005   $   721,877  $    69,207   $       -   $ 1,895,542
    Time deposits                                -         392,857     125,324       560,210      188,937           -     1,267,328
    Non-interest bearing deposits                -               -           -             -      724,338           -       724,338
    Federal funds purchased                  2,175               -           -             -            -           -         2,175
    Borrowings                             209,580               4           4            21       54,744           -       264,353
    Other liabilities                            -               -           -             -            -     155,729       155,729
    Shareholders' Equity                         -               -           -             -            -     459,551       459,551
                                         ----------  -------------- -----------  ------------ ------------  ----------  ------------
         Total Liabilities & Equity      $ 211,755     $ 1,242,314   $ 380,333   $ 1,282,108  $ 1,037,226   $ 615,280   $ 4,769,016
                                         ==========  ============== ===========  ============ ============  ==========  ============
Interest sensitivity gap                 $ (75,352)    $   192,157   $ (40,753)  $  (194,860) $   224,685   $(105,877)
Cumulative interest rate sensitivity gap $ (75,352)    $   116,805   $  76,052   $  (118,808) $   105,877   $       -
Cumulative interest rate
    sensitivity gap as a percentage of
    total earning assets                      (2.0)%         3.0%       2.0%          (3.0)%      2.0%

                                                  Analysis of Interest Sensitivity at December 31, 2004

                                                        Within       6 months      1 to 3         > 3       Non-Sensitive
                                         Overnight     6 months     to 1 year       years        years       Balance       Total
                                         ----------  -------------- -----------  ------------ ------------  ----------  ------------
                                                                     (amounts in thousands)
Assets
    Securities                           $       -     $   216,564   $ 130,944     $ 371,665  $   583,196   $       -   $ 1,302,369
    Federal funds sold & Short-term
       investments                         142,135               -       8,126             -            -           -       150,261
    Loans                                   39,370       1,327,083     214,990       583,394      543,041           -     2,707,878
    Other assets                                 -               -           -             -            -     504,218       504,218
                                         ----------  -------------- -----------  ------------ ------------  ----------  ------------
                Total Assets             $ 181,505     $ 1,543,647    $354,060     $ 955,059  $ 1,126,237   $ 504,218   $ 4,664,726
                                         ==========  ============== ===========  ============ ============  ==========  ============
Liabilities
    Interest bearing transaction
        deposits                         $       -     $   867,682    $249,596     $ 703,988  $    68,429   $       -   $ 1,889,695
    Time deposits                                -         418,642     116,162       436,094      239,999           -     1,210,897
    Non-interest bearing deposits                -               -           -             -      697,353           -       697,353
    Federal funds purchased                    800               -           -             -            -           -           800
    Borrowings                             200,036               3           3            17       50,250           -       250,309
    Other liabilities                            -               -           -             -            -     151,090       151,090
    Shareholders' Equity                         -               -           -             -            -     464,582       464,582
                                         ----------  -------------- -----------  ------------ ------------  ----------  ------------
         Total Liabilities & Equity      $ 200,836     $ 1,286,327   $ 365,761   $ 1,140,099  $ 1,056,031   $ 615,672   $ 4,664,726
                                         ==========  ============== ===========  ============ ============  ==========  ============
Interest sensitivity gap                 $ (19,331)    $   257,320   $ (11,701)  $  (185,040) $    70,206   $(111,454)
Cumulative interest rate sensitivity gap $ (19,331)    $   237,989   $ 226,288   $    41,248  $   111,454   $       -
Cumulative interest rate
    sensitivity gap as a percentage of
    total earning assets                     0.0%           6.0%       5.0%         1.0%        3.0%

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

The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

During the Company’s last fiscal quarter ended March 31, 2005, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                          (a)                    (b)                    (c)                     (d)
                                                                                  Total number of          Maximum number
                                                                                  shares purchased           of shares
                                      Total number                              as a part of publicly     that may yet be
                                      of shares or          Average Price          announced plans         purchased under
                                     units purchased        Paid per Share         or programs (1)        Plans or Programs
                                   -------------------    ------------------    ---------------------   ---------------------

Jan. 1, 2005 - Jan. 31, 2005                      993 (2)    $    31.4890                      -                   721,310
Feb. 1, 2005 - Feb. 28, 2005                   16,608 (3)         31.3067                 16,200                   705,110
Mar. 1, 2005 - Mar. 31, 2005                   26,812 (4)         32.0913                 23,809                   681,301
                                   -------------------    ------------------    ---------------------
Total as of Mar. 31, 2005                      44,413             31.6290                 40,009
                                   ===================    ==================    =====================

 (1)  The Company publicly announced its stock buy-back program on July 18, 2000.

 (2)  993 shares were purchased on the open market during January in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (3)  408 shares were purchased on the open market during February in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (4)  3,003 shares were purchased on the open market during March in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            A.  The Company's Annual Meeting was held on March 31, 2005.

            B.  The Directors elected at the Annual Meeting held on March 31, 2005 were:

                                                                                 Votes Cast
                                                                                 ----------
                                                                      For                        Withheld
                                                                      ---                        --------

               1.     Alton G. Bankston                           27,405,691                       899,757
               2.     Frank E. Bertucci                           26,964,929                     1,340,519
               3.     Joseph F. Boardman, Jr.                     26,945,572                     1,359,870
               4.     Don P. Descant                              27,407,712                       897,736
               5.     Charles H. Johnson, Sr.                     26,961,085                     1,344,363
               6.     John H. Pace                                27,386,957                       918,491

               Continuing Directors:

               7.     James B. Estabrook, Jr.
               8.     James H. Horne
               9.     Robert W. Roseberry
              10.     George A. Schloegel
              11.     Leo W. Seal, Jr.
              12.     Christine L. Smilek

             C.  KPMG was approved as the independent public accountants of the Company.

                           For                 Against               Abstained
                      ----------             ----------             -----------
                      28,208,377               47,391                 50,154

             D.  The 2005 Long Term Incentive Plan was approved.

                           For                 Against               Abstained
                      ----------             ----------             -----------
                      18,205,333               5,928,587              187,872
ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

        Exhibits:
             1.  Exhibit 31 - Rule 13a-14(a) / 15d-14(a) Certifications

             2.  Exhibit 32 - Section 1350 Certifications

             3.  Exhibit 99.1 - Form 8-K filed on January 5, 2005.

             4.  Exhibit 99.2 - Form 8-K filed on January 18, 2005.

             5.  Exhibit 99.3 - Form 8-K filed on February 23, 2005.

             6.  Exhibit 99.4 - Form 8-K filed on March 17, 2005.

                                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        HANCOCK HOLDING COMPANY
                                                              -------------------------------------------------
                                                                                Registrant

May 9, 2005                       By:  /s/ George A. Schloegel
-----------------                    -------------------------------------------
    Date                                  George A. Schloegel
                                          Vice-Chairman of the Board &
                                          Chief Executive Officer

May 9, 2005                       By:  /s/ Carl J. Chaney
-----------------                    -------------------------------------------
    Date                                  Carl J. Chaney
                                          Executive Vice President &
                                          Chief Financial Officer