Form 10-Q
period 2005-06-30
HANCOCK HOLDING CO
filed 2005-08-09
CIK 750577

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

For Quarter Ending       June 30, 2005
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

32,320,683 common shares were outstanding as of July 31, 2005 for financial statement purposes.

                                                  HANCOCK HOLDING COMPANY
                                                  -----------------------

                                                           INDEX
                                                           -----

PART I.  FINANCIAL INFORMATION                                                     PAGE NUMBER
------------------------------                                                     -----------

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets (Unaudited) --
  June 30, 2005 and December 31, 2004                                                        3

  Condensed Consolidated Statements of Earnings (Unaudited) --
  Three and Six Months Ended June 30, 2005 and 2004                                          4

  Condensed Consolidated Statements of Common Stockholders' Equity
  Equity (Unaudited) -- Six Months Ended June 30, 2005 and
  2004                                                                                       5

  Condensed Consolidated Statements of Cash Flows (Unaudited) --
  Six Months Ended June 30, 2005 and 2004                                                    6

  Notes to Unaudited Condensed Consolidated Financial Statements                             7

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                             19

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                         28

ITEM 4.  Controls and Procedures                                                            31

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings                                                                  32

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        32

ITEM 3.  Defaults upon Senior Securities                                                    33

ITEM 4.  Submission of Matters to a Vote of Security Holders                                33

ITEM 5.  Other Information                                                                  33

ITEM 6.  Exhibits                                                                           33

SIGNATURES                                                                                  34
----------

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (amounts in thousands, except share data)

                                                                             (Unaudited)
                                                                               June 30,              December 31,
                                                                                2005                   2004 *
                                                                         -------------------    -------------------
ASSETS:
      Cash and due from banks (non-interest bearing)                              $ 144,974              $ 155,797
      Interest-bearing time deposits with other banks                                 8,412                  8,126
      Federal funds sold                                                             76,041                142,135
      Securities available for sale, at fair value
         (amortized cost of $1,211,702 and $1,118,622)                            1,206,634              1,114,468
      Securities held to maturity, at amortized cost
         (fair value of $184,352 and $193,578)                                      180,843                187,901
      Loans                                                                       2,872,964              2,760,266
         Less: Allowance for loan losses                                           (41,382)               (40,682)
                Unearned income                                                    (11,559)               (11,706)
                                                                         -------------------    -------------------
            Loans, net                                                            2,820,023              2,707,878
      Property and equipment, net of accumulated
         depreciation of $80,028 and $77,766                                         81,252                 79,848
      Other real estate, net                                                          2,482                  3,007
      Accrued interest receivable                                                    24,098                 23,783
      Goodwill, net                                                                  55,409                 55,409
      Other intangible assets, net                                                   13,828                 14,783
      Life insurance contracts                                                       81,335                 79,630
      Reinsurance receivables                                                        53,974                 59,190
      Other assets                                                                   39,760                 32,771

                                                                         -------------------    -------------------
            TOTAL ASSETS                                                        $ 4,789,065             $4,664,726
                                                                         ===================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
      Deposits:
         Non-interest bearing demand                                              $ 728,001              $ 697,353
         Interest-bearing savings, NOW, money market
            and time                                                              3,125,012              3,100,592
                                                                         -------------------    -------------------
               Total deposits                                                     3,853,013              3,797,945
      Federal funds purchased                                                           250                    800
      Securities sold under agreements to repurchase                                245,602                195,478
      Long-term notes                                                                50,272                 50,273
      Policy reserves and liabilities                                               112,350                111,107
      Other liabilities                                                              47,138                 44,541
                                                                         -------------------    -------------------
            TOTAL LIABILITIES                                                     4,308,625              4,200,144

COMMON STOCKHOLDERS' EQUITY:
      Common Stock-$3.33 par value per share; 75,000,000
         shares authorized, 32,309,620 and 32,439,702 issued,
         respectively                                                               107,591                108,024
      Capital surplus                                                               130,071                134,905
      Retained earnings                                                             257,196                234,423
      Accumulated other comprehensive loss, net                                    (11,694)               (11,121)
      Unearned compensation                                                         (2,724)                (1,649)
                                                                         -------------------    -------------------
            TOTAL COMMON STOCKHOLDERS' EQUITY                                       480,440                464,582
                                                                         -------------------    -------------------
            TOTAL LIABILITIES AND
            COMMON STOCKHOLDERS' EQUITY                                         $ 4,789,065             $4,664,726
                                                                         ===================    ===================

* The balance sheet at December 31, 2004 has been derived from the audited balance sheet at that date.

      See notes to unaudited condensed consolidated financial statements.

                                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                        (UNAUDITED)
                                        (amounts in thousands except per share data)

                                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                                     -----------------------------     ---------------------------
                                                                       2005                2004           2005             2004
                                                                     ----------          ---------     -----------       -------
INTEREST INCOME:

  Loans, including fees                                               $ 48,245           $ 41,509        $ 93,825        $81,857
  Securities - taxable                                                  13,706             12,178          26,073         23,150
  Securities - tax exempt                                                1,778              2,003           3,569          3,984
  Federal funds sold                                                       283                 53             995            206
  Other investments                                                         15                575              96            963
                                                                     ----------          ---------     -----------   ------------
Total interest income                                                   64,027             56,318         124,558        110,160
                                                                     ----------          ---------     -----------   ------------

INTEREST EXPENSE:
  Deposits                                                              16,106             13,234          31,139         25,673
  Federal funds purchased and securities sold
    under agreements to repurchase                                       1,239                357           1,912            699
  Long-term notes and other interest expense                               616                627           1,198          1,316
                                                                     ----------          ---------     -----------   ------------
Total interest expense                                                  17,961             14,218          34,249         27,688
                                                                     ----------          ---------     -----------   ------------

NET INTEREST INCOME                                                     46,066             42,100          90,309         82,472
Provision for loan losses                                                1,891              3,817           4,651          7,353
                                                                     ----------          ---------     -----------   ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     44,175             38,283          85,658         75,119
                                                                     ----------          ---------     -----------   ------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                   10,459             10,771          19,949         21,001
  Other service charges, commissions and fees                           10,133              7,867          20,145         15,019
  Securities gains (losses), net                                          (15)                 11             (8)            161
  Gain on sale of branches                                                   -              3,000               -          5,258
  Other income                                                           4,103              2,981           7,027          5,829
                                                                     ----------          ---------     -----------   ------------
Total non-interest income                                               24,680             24,630          47,113         47,268
                                                                     ----------          ---------     -----------   ------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                        22,925             21,137          45,304         44,033
  Net occupancy expense of premises                                      2,576              2,405           5,071          4,818
  Equipment rentals, depreciation and maintenance                        2,366              2,376           4,724          4,702
  Amortization of intangibles                                              578                524           1,162            848
  Other expense                                                         14,060             12,995          27,887         24,298
                                                                     ----------          ---------     -----------   ------------
Total non-interest expense                                              42,505             39,437          84,148         78,699
                                                                     ----------          ---------     -----------   ------------

EARNINGS BEFORE INCOME TAXES                                            26,350             23,476          48,623         43,688
Income tax expense                                                       8,256              7,104          15,091         13,172
                                                                     ----------          ---------     -----------   ------------
NET EARNINGS                                                          $ 18,094           $ 16,372        $ 33,532       $ 30,516
                                                                     ==========          =========     ===========   ============
BASIC EARNINGS PER SHARE                                              $   0.56           $   0.50        $   1.03       $   0.94
                                                                     ==========          =========     ===========   ============
DILUTED EARNINGS PER SHARE                                            $   0.55           $   0.50        $   1.02       $   0.92
                                                                     ==========          =========     ===========   ============
DIVIDENDS PAID PER SHARE                                              $  0.165           $  0.125        $  0.330       $  0.250
                                                                     ==========          =========     ===========   ============
WEIGHTED AVG. SHARES OUTSTANDING-BASIC                                  32,396             32,549          32,429         32,299
                                                                     ==========          =========     ===========   ============
WEIGHTED AVG. SHARES OUTSTANDING-DILUTED                                32,928             33,042          32,973         33,023
                                                                     ==========          =========     ===========   ============

See notes to unaudited condensed consolidated financial
statements.

                                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                                         UNAUDITED
                                       (amounts in thousands, except per share data)

                                                                                                      Accumulated
                                                                                                        Other
                                           Common Stock               Capital         Retained       Comprehensive       Unearned
                                      Shares         Amount           Surplus         Earnings         Loss, net       Compensation
                                    ------------  --------------   --------------   -------------    --------------    -------------
Balance, January 1, 2004             30,455,358       $ 101,416        $ 111,963       $ 191,696          $(6,304)          $ (957)
Net earnings                                                                              30,516
Cash dividends -
  $0.25 per common share                                                                 (8,024)
Preferred stock conversion            2,200,976           7,329           29,886
Change in fair value of securities
  available for sale, net                                                                                 (17,735)
Transactions relating to
restricted stock, net                  (48,462)           (161)            1,474                                            (1,038)
Repurchase/retirement of common
stock                                 (235,003)           (783)          (6,082)
Transactions relating options
exercised, net                          105,900             353          (1,492)
Other stock transactions, net            59,467             198            1,252
                                    ------------  --------------   --------------   -------------    --------------    -------------
Balance, June 30, 2004               32,538,236       $ 108,352        $ 137,001       $ 214,188        $ (24,039)         $(1,995)
                                    ============  ==============   ==============   =============    ==============    =============

Balance, January 1, 2005             32,439,702       $ 108,024        $ 134,905        $234,423        $ (11,121)         $(1,649)
Net earnings                                                                              33,532
Cash dividends -
  $0.33 per common share                                                                (10,759)
Change in fair value of securities
  available for sale, net                                                                                    (573)
Transactions relating to
restricted stock, net                  (10,285)            (34)            1,571                                            (1,075)
Repurchase/retirement of common
stock                                 (233,921)           (779)          (6,556)
Transactions relating options
exercised, net                           53,782             179            (566)
Other stock transactions, net            60,342             201              717
                                    ------------  --------------   --------------   -------------    --------------    -------------
Balance, June 30, 2005               32,309,620       $ 107,591        $ 130,071       $ 257,196         $(11,694)        $ (2,724)
                                    ============  ==============   ==============   =============    ==============    =============

See notes to unaudited condensed consolidated financial statements

                                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         UNAUDITED
                                                   (amounts in thousands)

                                                                                   Six Months Ended June 30,
                                                                          ----------------------------------------
                                                                               2005                     2004
                                                                          ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                                             $ 33,532                 $ 30,516
          Adjustments to reconcile net earnings to net
              cash provided by operating activities:
                 Depreciation and amortization                                     5,378                    4,610
                 Provision for loan losses                                         4,651                    7,353
                 Provision for losses on other real estate owned                     (8)                       94
                 Increase in cash surrender value of life
                 insurance contracts                                             (1,705)                  (1,721)
                 Loss (gain) on sales of securities available
                 for sale, net                                                         8                    (161)
                 Gain on sale of assets                                                -                  (5,258)
                 Amortization of securities premium/discount                       1,599                    3,144
                 Amortization of intangible assets                                 1,162                      848
                 Amortization of compensation element of restricted
                 stock                                                               297                        -
                 (Increase) decrease in deferred tax asset                       (1,149)                      955
                 Increase in interest receivable                                   (315)                    (754)
                 Increase in accrued expenses                                      1,522                    4,481
                 Increase in other liabilities                                     1,481                    1,821
                 Decrease in interest payable                                      (406)                    (657)
                 Increase in policy reserves and liabilities                       1,243                   63,708
                 Decrease (increase) in reinsurance receivables                    5,216                 (39,933)
                 (Increase) decrease in other assets, net                        (5,844)                   16,272
                 Other, net                                                        (271)                  (3,176)
                                                                          ---------------          ---------------
          Net cash provided by operating activities                               46,391                   82,142
                                                                          ---------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net increase in interest-bearing time deposits                              (286)                  (2,764)
       Proceeds from maturities, calls or prepayments of
          securities held to maturity                                             11,887                   13,324
       Proceeds from sales and maturities of securities
          available for sale                                                     452,688                  388,459
       Purchases of securities held to maturity                                  (4,819)                        -
       Purchases of securities available for sale                              (545,768)                (527,044)
       Net decrease (increase) in federal funds sold                              66,094                   19,232
       Net increase in loans                                                   (116,416)                (149,521)
       Purchases of property, equipment and software, net                        (9,734)                  (3,531)
       Proceeds from sales of other real estate                                    2,062                    2,818
       Proceeds from the sale of merchant services business                            -                    3,000
       Premiums paid on bank owned life insurance contracts                            -                 (25,000)
       Net cash paid in connection with sale of branches                               -                 (22,999)
       Net cash received in connection purchase transaction                            -                       85
                                                                          ---------------          ---------------
          Net cash used in investing activities                                (144,292)                (303,941)
                                                                          ---------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in deposits                                                   55,068                  133,097
       Net increase in federal funds purchased and
          securities sold under agreements to repurchase                          49,574                  100,732
       Repayment of short-term note                                                  (1)                  (9,400)
       Reductions of long-term notes                                                   -                    (145)
       Dividends paid                                                           (10,759)                  (8,024)
       Conversion of preferred stock to cash                                           -                    (147)
       Proceeds from exercise of stock options                                     (387)                  (1,139)
       Repurchase/retirement of common stock                                     (7,335)                  (6,865)
       Other stock transactions, net                                                 918                    1,450
                                                                          ---------------          ---------------
          Net cash provided by financing activities                               87,078                  209,559
                                                                          ---------------          ---------------
NET DECREASE IN CASH AND DUE FROM BANKS                                         (10,823)                 (12,240)
CASH AND DUE FROM BANKS, BEGINNING                                               155,797                  178,082
                                                                          ---------------          ---------------
CASH AND DUE FROM BANKS, ENDING                                                $ 144,974                $ 165,842
                                                                          ===============          ===============
SUPPLEMENTAL INFORMATION:

       Income taxes paid                                                       $  13,160                $  12,680
       Interest paid                                                              34,656                   14,875
       Restricted stock issued to employees of Hancock                             1,490                    1,377

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

       Transfers from loans to other real estate                               $   1,511                $   2,352
       Financed sale of foreclosed property                                          583                    1,005
See notes to unaudited condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(At and For the Six Months Ended June 30, 2005 and 2004)

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

COMPREHENSIVE EARNINGS

Following is a summary of the Company’s comprehensive earnings for the three months and six months ended June 30, 2005 and 2004.

                                                                           (Amounts in thousands)
                                                     Three Months Ended June 30,              Six Months Ended June 30,
                                                    -----------------------------            ---------------------------------
                                                       2005             2004                      2005              2004
                                                    -----------      ------------            ---------------    --------------
Net earnings                                          $ 18,094          $ 16,372                   $ 33,532          $ 30,516

      Other comprehensive income (loss)
         (net of income tax):

      Change in fair value of securities
         available for sale, net of tax
         $7,277 and $12,276, $311
         and $9,493, respectively                       13,514          (22,799)                      (578)          (17,630)

      Reclassification adjustments for gains
      included in net earnings, net of tax
      of $5 and $4, $3 and $56, respectively                10               (7)                          5             (105)
                                                    -----------      ------------            ---------------    --------------

Total Comprehensive Earnings                           $31,618          ($6,434)                    $32,959           $12,781
                                                    ===========      ============            ===============    ==============

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

                                                                       (Amounts in thousands, except per share data)
                                                         Three Months Ended June 30,                  Six Months Ended June 30,
                                                        -----------------------------              -------------------------------
                                                            2005            2004                       2005              2004
                                                        -------------   -------------              -------------     -------------
Net earnings available to common
      stockholders:
      As reported                                            $18,094         $16,372                    $33,532           $30,516
      Deduct total stock based compensation
        determined under the fair value method
        for all awards, net of tax                             (618)           (145)                    (1,236)             (290)
                                                        -------------   -------------              -------------     -------------

      Pro forma net earnings available
      to common stockholders                                 $17,476         $16,227                    $32,296           $30,226
                                                        =============   =============              =============     =============

Basic earnings per share:
      As reported                                             $ 0.56          $ 0.50                     $ 1.03            $ 0.94
      Pro forma                                               $ 0.54          $ 0.50                     $ 1.00            $ 0.94

Diluted earnings per share:
      As reported                                             $ 0.55          $ 0.50                     $ 1.02            $ 0.92
      Pro forma                                               $ 0.53          $ 0.49                     $ 0.98            $ 0.92
ACQUISITIONS

On June 13, 2005, the Company announced that it had signed a definitive agreement for the acquisition of J. Everett Eaves, Inc., a highly regarded independent insurance agency serving the New Orleans, Louisiana area. The transaction was consummated June 30, 2005, with an effective date of July 1, 2005 for $4.2 million cash in exchange for all of the outstanding stock of J. Everett Eaves, Inc. The post-purchase entity will retain the J. Everett Eaves, name and will become a subsidiary of Hancock Insurance Agency.

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

SEGMENT REPORTING

The Company’s primary segments are geographically divided into the Mississippi (MS), Louisiana (LA) and Florida (FL) markets. Each segment offers the same products and services but is managed separately due to different pricing, product demand, and consumer markets. Each segment offers commercial, consumer and mortgage loans and deposit services. In the following tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc., Hancock Insurance Agency, Inc., Harrison Finance Company, Magna Insurance Company and subsidiary and three real estate corporations owning land and buildings that house bank branches and other facilities. Following is selected information for the Company’s segments (amounts in thousands):

                                                                    Three Months Ended,
                                                                        June 30, 2005
                                           MS              LA              FL           Other      Eliminations     Consolidated
                                    -------------    ------------    -----------    -----------    -------------    -------------
Interest income                         $ 34,177        $ 26,439        $ 1,652        $ 4,207        $ (2,448)          $64,027
Interest expense                          11,195           7,834            422            878          (2,368)           17,961
                                    -------------    ------------    -----------    -----------    -------------    -------------
      Net interest income                 22,982          18,605          1,230          3,329             (80)           46,066
Provision for loan losses                     26           1,282            118            465                -            1,891
Non-interest income                       11,234           7,896            130          5,442             (22)           24,680
Depreciation and amortization              1,463             642            103            123                -            2,331
Other non-interest expense                18,887          13,909          1,049          6,300               29           40,174
                                    -------------    ------------    -----------    -----------    -------------    -------------
Earnings (loss) before
   income taxes                           13,840          10,668             90          1,883            (131)           26,350
Income tax expense                         4,417           3,237             35            602             (35)            8,256
                                    -------------    ------------    -----------    -----------    -------------    -------------
      Net earnings (loss)               $  9,423        $  7,431        $    55        $ 1,281        $    (96)          $18,094
                                    =============    ============    ===========    ===========    =============    =============

                                                                      Three Months Ended,
                                                                         June 30, 2004
                                           MS              LA             FL           Other       Eliminations     Consolidated
                                    -------------    ------------    -----------    -----------    -------------    -------------
Interest income                         $ 29,833        $ 22,242        $   860        $ 4,372          $ (989)          $56,318
Interest expense                           9,525           4,850            282            489            (928)           14,218
                                    -------------    ------------    -----------    -----------    -------------    -------------
      Net interest income                 20,308          17,392            578          3,883             (61)           42,100
Provision for loan losses                  1,490           1,463           (36)            900                -            3,817
Non-interest income                        9,892          10,009            119          5,165            (554)           24,631
Depreciation and amortization              1,465             677              -            138                4            2,284
Other non-interest expense                16,604          12,860          1,006          6,550              134           37,154
                                    -------------    ------------    -----------    -----------    -------------    -------------
Earnings (loss) before
   income taxes                           10,641          12,401          (273)          1,460            (753)           23,476
Income tax expense                         3,131           3,849          (105)            559            (331)            7,103
                                    -------------    ------------    -----------    -----------    -------------    -------------
      Net earnings (loss)               $  7,510        $  8,552        $ (168)        $   901          $ (422)          $16,373
                                    =============    ============    ===========    ===========    =============    =============

                                                                     Six Months Ended,
                                                                       June 30, 2005
                                             MS             LA            FL        Other       Eliminations   Consolidated
                                     -------------  -------------  ------------  ------------  -------------  ---------------
Interest income                          $ 66,150       $ 51,609       $ 2,843       $ 8,154       $ (4,198)       $ 124,558
Interest expense                           21,317         14,542           748         1,681         (4,039)          34,249
                                     -------------  -------------  ------------  ------------  -------------  ---------------
     Net interest income                   44,833         37,067         2,095         6,473           (159)          90,309
Provision for loan losses                     762          2,826           217           846              -            4,651
Non-interest income                        20,685         15,516           228        10,785           (101)          47,113
Depreciation and amortization               2,827          1,243           245           252              -            4,567
Other non-interest expense                 37,129         27,141         2,241        12,993             77           79,581
                                     -------------  -------------  ------------  ------------  -------------  ---------------
Earnings (loss) before
   income taxes                            24,800         21,373          (380)        3,167           (337)          48,623
Income tax expense                          7,768          6,485          (145)        1,051            (68)          15,091
                                     -------------  -------------  ------------  ------------  -------------  ---------------
     Net earnings (loss)                 $ 17,032       $ 14,888        $ (235)      $ 2,116         $ (269)        $ 33,532
                                     =============  =============  ============  ============  =============  ===============

                                                                     Six Months Ended,
                                                                       June 30, 2004
                                             MS             LA            FL        Other       Eliminations   Consolidated
                                     -------------  -------------  ------------  ------------  -------------  ---------------
Interest income                          $ 58,748       $ 44,085       $ 1,037       $ 8,180       $ (1,890)       $ 110,160
Interest expense                           18,671          9,335           356         1,030         (1,704)          27,688
                                     -------------  -------------  ------------  ------------  -------------  ---------------
     Net interest income                   40,077         34,750           681         7,150           (186)          82,472
Provision for loan losses                   2,826          2,514           364         1,649              -            7,353
Non-interest income                        19,530         18,928           150         9,855         (1,194)          47,269
Depreciation and amortization               2,959          1,368             -           275              7            4,609
Other non-interest expense                 34,852         25,641         1,101        12,169            328           74,091
                                     -------------  -------------  ------------  ------------  -------------  ---------------
Earnings (loss) before
   income taxes                            18,970         24,155          (634)        2,912         (1,715)          43,688
Income tax expense                          5,425          7,462          (245)        1,056           (527)          13,171
                                     -------------  -------------  ------------  ------------  -------------  ---------------
     Net earnings (loss)                 $ 13,545       $ 16,693        $ (389)      $ 1,856       $ (1,188)        $ 30,517
                                     =============  =============  ============  ============  =============  ===============
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangibles”, the Company tests its goodwill for impairment annually. No impairment charges were recognized as of June 30, 2005. The carrying amount of goodwill as of June 30, 2005 and December 31, 2004 was $55.4 million.

The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated (amounts in thousands):

                                                               As of                                    As of
                                                           June 30, 2005                          December 31, 2004
                                              -------------------------------------    --------------------------------------

                                               Gross Carrying       Accumulated         Gross Carrying        Accumulated
                                                   Amount           Amortization            Amount            Amortization
                                              -----------------   -----------------    -----------------    -----------------
Amortizable Intangible Assets:

      Core deposit intangibles                  $       14,148      $        5,113       $       14,148        $       4,281

      Value of insurance
      businesses acquired                                3,220                 509                2,575                  179

      Mortgage servicing rights                          4,681               2,599                4,835                2,315

                                              -----------------   -----------------    -----------------    -----------------
           Total                                $       22,049      $        8,221       $       21,558        $       6,775
                                              =================   =================    =================    =================

                                                     Three months ended June 30,            Six months ended June 30,
                                              -------------------------------------    --------------------------------------
                                                    2005                2004                 2005                 2004
                                              -----------------   -----------------    -----------------    -----------------
Aggregate amortization expense for:

      Core deposit intangibles                 $           413      $          477       $          832       $          769

      Value of insurance businesses
      acquired                                             165                  33                  330                   79

      Mortgage servicing rights                            212                 269                  438                  553

                                              -----------------   -----------------    -----------------    -----------------
           Total                                $          790      $          779       $        1,600        $       1,401
                                              =================   =================    =================    =================

Amortization of the core deposit intangibles is estimated to be approximately $1.7 million in 2005, $1.4 million in 2006, $1.2 million in 2007, $1.1 million in 2008, $1.1 million in 2009 and the remainder of $3.4 million thereafter. The amortization of the value of businesses acquired is expected to approximate $660,000 in 2005, $491,000 in 2006, $355,000 in 2007, $258,000 in 2008, $244,000 in 2009 and the remainder of $1.2 million thereafter. Amortization of mortgage servicing rights is estimated to be approximately $827,000 in 2005, $630,000 in 2006, $440,000 in 2007, $287,000 in 2008, $196,000 in 2009 and the remainder of $140,000 thereafter. The weighted-average amortization period used for intangibles is 10 years.

RETIREMENT PLANS

Net periodic benefits cost includes the following components for the three and six months ended June 30, 2005 and 2004 (amounts in thousands):

                                                                   Three months ended June 30,

                                                        Pension Benefits            Other Post-retirement Benefits
                                              ----------------------------------   ---------------------------------

                                                   2005               2004              2005              2004
                                              ---------------    ---------------   ---------------   ---------------
Service Cost                                       $ 538,285          $ 514,357          $ 77,500          $ 69,472

Interest Cost                                        848,769            787,772            97,000            92,714

Expected return on plan assets                      (852,597)          (760,753)                -                 -

Amortization of prior service cost                     6,531             20,713           (13,250)          (13,259)

Amortization of net loss                             249,765            234,478            22,000            20,589

Amortization of transition obligation                      -                  -             1,250             1,288

                                              ---------------    ---------------   ---------------   ---------------
Net periodic benefit cost                          $ 790,753          $ 796,567         $ 184,500         $ 170,804
                                              ===============    ===============   ===============   ===============

                                                                     Six months ended June 30,

                                                        Pension Benefits            Other Post-retirement Benefits
                                              ----------------------------------   ---------------------------------

                                                   2005               2004              2005              2004
                                              ---------------    ---------------   ---------------   ---------------
Service Cost                                     $ 1,076,570        $ 1,028,714         $ 155,000         $ 138,944

Interest Cost                                      1,697,538          1,575,544           194,000           185,428

Expected return on plan assets                    (1,705,194)        (1,521,506)                -                 -

Amortization of prior service cost                    13,062             41,426           (26,500)          (26,518)

Amortization of net loss                             499,530            468,956            44,000            41,178

Amortization of transition obligation                      -                  -             2,500             2,576

                                              ---------------    ---------------   ---------------   ---------------
Net periodic benefit cost                        $ 1,581,506        $ 1,593,134         $ 369,000         $ 341,608
                                              ===============    ===============   ===============   ===============

The Company anticipates that it will contribute $3.2 million to its pension plan and approximately $344,000 for post-retirement benefits in 2005. During the first and second quarter of 2005, the Company contributed $683,000 and $683,000 respectively, to its pension plan and approximately $133,000 and $131,000, respectively, for post-retirement benefits.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (amounts in thousands):

                                                            Three Months Ended June 30,          Six Months Ended June 30,
                                                        ----------------------------------   -----------------------------------
                                                             2005              2004                2005              2004
                                                        ----------------  ----------------    ----------------  ----------------

Balance of allowance for loan losses
  at beginning of period                                       $ 41,182          $ 37,500            $ 40,682          $ 36,750
  Provision for loan losses                                       1,891             3,817               4,651             7,353
Loans charged-off:
     Commercial, Real Estate & Mortgage                             851             1,214               1,950             3,621
     Direct & Indirect Consumer                                   1,389             1,728               3,036             3,340
     Finance Company                                                577               602               1,096             1,266
     Demand Deposit Accounts                                        722             1,146               1,483             2,158
                                                        ----------------  ----------------    ----------------  ----------------
  Total charge-offs                                               3,539             4,690               7,565            10,385
                                                        ----------------  ----------------    ----------------  ----------------
Recoveries of loans previously
  charged-off:
     Commercial, Real Estate & Mortgage                             654               452                 915             1,701
     Direct & Indirect Consumer                                     507               438               1,056               942
     Finance Company                                                112               101                 250               216
     Demand Deposit Accounts                                        575               682               1,393             1,723
                                                        ----------------  ----------------    ----------------  ----------------
  Total recoveries                                                1,848             1,673               3,614             4,582
                                                        ----------------  ----------------    ----------------  ----------------
  Net charge-offs                                                 1,691             3,017               3,951             5,803
                                                        ----------------  ----------------    ----------------  ----------------
  Balance of allowance for loan losses
    at end of period                                           $ 41,382          $ 38,300            $ 41,382          $ 38,300
                                                        ================  ================    ================  ================

     The following table sets forth, for the periods indicated, certain ratios related to the Company's charge-offs, allowance for loan losses and outstanding loans:

                                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                              --------------------------------   -------------------------------
                                                                   2005             2004              2005            2004
                                                              ---------------  ---------------   ---------------  --------------
Ratios:
  Net charge-offs to average net loans (annualized)                    0.24%            0.47%             0.28%           0.46%
  Net charge-offs to period-end net loans (annualized)                 0.24%            0.46%             0.28%           0.44%
  Allowance for loan losses to average net loans                       1.46%            1.49%             1.47%           1.52%
  Allowance for loan losses to period-end net loans                    1.45%            1.47%             1.45%           1.47%
  Net charge-offs to loan loss allowance                               4.09%            7.88%             9.55%          15.15%
  Provision for loan losses to net charge-offs                       111.83%          126.52%           117.72%         126.71%

NET EARNINGS PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                              -------------------------------    -------------------------------
                                                                  2005             2004              2005             2004
                                                              --------------   --------------    --------------  ---------------
Net earnings - used in computation of diluted
      earnings per share                                           $ 18,094         $ 16,372          $ 33,532         $ 30,516
                                                              ==============   ==============    ==============  ===============

Weighted average number of shares
      outstanding - used in computation of
      basic earnings per share                                       32,396           32,549            32,429           32,299
Effect of dilutive securities
      Stock options and restricted stock awards                         532              493               544              724
                                                              --------------   --------------    --------------  ---------------

Weighted average number of shares
      outstanding plus effect of dilutive
      securities - used in computation of
      diluted earnings per share                                     32,928           33,042            32,973           33,023
                                                              ==============   ==============    ==============  ===============

There were no anti-dilutive shares outstanding for the three and six months ended June 30, 2005 and 2004.

SELECTED FINANCIAL DATA

The following tables present selected comparative financial data. All share and per share data have been restated to reflect the 100% stock dividend made March 18, 2004.

(amounts in thousands, except per share data)
                                                                      Three Months Ended               Six Months Ended
                                                                -----------------------------   -----------------------------
                                                                  6/30/2005      6/30/2004        6/30/2005      6/30/2004
                                                                -----------------------------   -----------------------------
Per Common Share Data
Earnings per share:
    Basic                                                           $0.56         $0.50             $1.03         $0.94
    Diluted                                                         $0.55         $0.50             $1.02         $0.92
Cash dividends per share                                           $0.165        $0.125            $0.330        $0.250
Book value per share (period end)                                  $14.87        $13.32            $14.87        $13.32
Weighted average number of shares:
    Basic                                                          32,396        32,549            32,429        32,299
    Diluted (1)                                                    32,928        33,042            32,973        33,023
Period end number of shares                                        32,310        32,538            32,310        32,538
Market data:
    High closing price                                             $34.87        $32.25            $34.87        $32.25
    Low closing price                                              $28.25        $25.00            $28.25        $25.00
    Period end closing price                                       $34.40        $29.06            $34.40        $29.06
    Trading volume                                                  3,527         3,252             6,814         5,998

(1) There were no anti-dilutive shares outstanding for the three and six months ended June 30, 2005 and 2004.

(dollar amounts in thousands)
                                                                             Three Months Ended              Six Months Ended
                                                                       -----------------------------  -----------------------------
                                                                           6/30/2005     6/30/2004        6/30/2005      6/30/2004
                                                                       -----------------------------  -----------------------------
Performance Ratios
Return on average assets                                                       1.52%          1.49%            1.42%         1.41%
Return on average common equity                                               15.27%         14.97%           14.31%        13.99%
Earning asset yield (Tax Equivalent ("TE"))                                    6.08%          5.83%            5.99%         5.83%
Total cost of funds                                                            1.66%          1.43%            1.61%         1.42%
Net interest margin (TE)                                                       4.42%          4.40%            4.39%         4.41%
Average common equity as a percent of average total assets                     9.94%          9.95%            9.94%        10.09%
Leverage ratio (period end)                                                    8.83%          8.76%            8.83%         8.76%
FTE Headcount                                                                  1,813          1,754            1,813         1,754

Asset Quality Information
Non-accrual loans                                                             $7,493        $10,134           $7,493       $10,134
Foreclosed assets                                                             $2,567         $4,270           $2,567        $4,270
Total non-performing assets                                                  $10,060        $14,404          $10,060       $14,404
Non-performing assets as a percent of loans and
 foreclosed assets                                                             0.35%          0.55%            0.35%         0.55%
Accruing loans 90 days past due                                               $3,914         $3,701           $3,914        $3,701
Accruing loans 90 days past due as a percent of loans                          0.14%          0.14%            0.14%         0.14%
Non-performing assets + accruing loans 90 days past due
  to loans and foreclosed assets                                               0.49%          0.69%            0.49%         0.69%
Net charge-offs                                                               $1,691         $3,017           $3,951        $5,803
Net charge-offs as a percent of average loans                                  0.24%          0.47%            0.28%         0.46%
Allowance for loan losses                                                    $41,382        $38,300          $41,382       $38,300
Allowance for loan losses as a percent of period end loans                     1.45%          1.47%            1.45%         1.47%
Allowance for loan losses to NPAs + accruing loans
 90 days past due                                                            296.14%        211.55%          296.14%       211.55%
Provision for loan losses                                                     $1,891         $3,817           $4,651        $7,353
Provision for loan losses to net charge-offs                                 111.83%        126.52%          117.72%       126.71%

Average Balance Sheet
Total loans                                                               $2,835,506     $2,563,910       $2,806,031    $2,520,941
Securities                                                                 1,449,554      1,404,701        1,400,303     1,346,094
Short-term investments                                                        47,260         29,530           89,685        52,420
Earning assets                                                             4,332,320      3,998,141        4,296,020     3,919,455
Allowance for loan losses                                                    (41,185)       (37,869)         (40,938)      (37,398)
Other assets                                                                 490,668        460,512          501,357       464,147
Total assets                                                              $4,781,803     $4,420,784       $4,756,440    $4,346,204

Non-interest bearing deposits                                               $730,570       $651,324         $715,938      $636,798
Interest bearing transaction deposits                                      1,319,606      1,362,105        1,325,845     1,355,109
Interest bearing public fund deposits                                        683,665        602,405          697,649       598,858
Time deposits                                                              1,116,973      1,039,876        1,103,246     1,003,045
Total interest bearing deposits                                            3,120,245      3,004,385        3,126,740     2,957,012
Total deposits                                                             3,850,815      3,655,709        3,842,679     3,593,810
Other borrowed funds                                                         304,637        243,094          288,147       237,351
Other liabilities                                                            151,217         82,009          152,999        71,916
Preferred stock                                                                    -              -                -         4,504
Common stockholders' equity                                                  475,134        439,972          472,615       438,622
Total liabilities & common stockholders' equity                           $4,781,803     $4,420,784       $4,756,440    $4,346,204

(dollar amounts in thousands)
                                                                     Three Months Ended              Six Months Ended
                                                                ----------------------------   ----------------------------
                                                                   6/30/2005     6/30/2004        6/30/2005     6/30/2004
                                                                ----------------------------   ----------------------------
Period end Balance Sheet
Commercial/real estate loans                                       $1,539,576    $1,384,913       $1,539,576    $1,384,913
Mortgage loans                                                        424,725       400,333          424,725       400,333
Direct consumer loans                                                 504,119       481,815          504,119       481,815
Indirect consumer loans                                               329,535       287,070          329,535       287,070
Finance company loans                                                  63,450        59,450           63,450        59,450
Total loans                                                         2,861,405     2,613,581        2,861,405     2,613,581
Securities                                                          1,387,477     1,372,728        1,387,477     1,372,728
Short-term investments                                                 84,453         8,318           84,453         8,318
Earning assets                                                      4,333,334     3,994,627        4,333,334     3,994,627
Allowance for loan losses                                             (41,382)      (38,300)         (41,382)      (38,300)
Other assets                                                          497,113       508,611          497,113       508,611
Total assets                                                       $4,789,065    $4,464,937       $4,789,065    $4,464,937

Non-interest bearing deposits                                        $728,001      $644,941         $728,001      $644,941
Interest bearing transaction deposits                               1,303,152     1,339,428        1,303,152     1,339,428
Interest bearing public funds deposits                                702,099       580,318          702,099       580,318
Time deposits                                                       1,119,761     1,038,574        1,119,761     1,038,574
Total interest bearing deposits                                     3,125,012     2,958,319        3,125,012     2,958,319
Total deposits                                                      3,853,013     3,603,260        3,853,013     3,603,260
Other borrowed funds                                                  301,004       305,173          301,004       305,173
Other liabilities                                                     154,608       122,996          154,608       122,996
Common stockholders' equity                                           480,440       433,507          480,440       433,507
Total liabilities & common stockholders' equity                    $4,789,065    $4,464,937       $4,789,065    $4,464,937

Net Charge-Off Information
Net charge-offs (recoveries):
Commercial/real estate loans                                             $202          $788             $972        $1,947
Mortgage loans                                                             (5)          (26)              63           (27)
Direct consumer loans                                                     491         1,182              992         1,818
Indirect consumer loans                                                   538           572            1,078         1,015
Finance company loans                                                     465           501              846         1,050
                                                                ----------------------------   ----------------------------
Total net charge-offs                                                  $1,691        $3,017           $3,951        $5,803
                                                                ============================   ============================

Net charge-offs to average loans:
Commercial/real estate loans                                            0.05%         0.23%            0.13%         0.30%
Mortgage loans                                                          0.00%        -0.03%            0.03%        -0.01%
Direct consumer loans                                                   0.39%         0.98%            0.39%         0.75%
Indirect consumer loans                                                 0.67%         0.82%            0.68%         0.75%
Finance company loans                                                   3.00%         3.48%            2.78%         3.73%
Total net charge-offs to average net loans                              0.24%         0.47%            0.28%         0.46%

(dollar amounts in thousands)
                                                                       Three Months Ended              Six Months Ended
                                                                  ----------------------------   ----------------------------
                                                                     6/30/2005     6/30/2004        6/30/2005     6/30/2004
                                                                  ----------------------------   ----------------------------
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans                                                                    65.45%        64.13%           65.32%        64.32%
Securities                                                               33.46%        35.13%           32.60%        34.34%
Short-term investments                                                    1.09%         0.74%            2.09%         1.34%
Earning assets                                                          100.00%       100.00%          100.00%       100.00%

Non-interest bearing deposits                                            16.86%        16.29%           16.67%        16.25%
Interest bearing transaction deposits                                    30.46%        34.07%           30.86%        34.57%
Interest bearing public funds deposits                                   15.78%        15.07%           16.24%        15.28%
Time deposits                                                            25.78%        26.01%           25.68%        25.59%
Total deposits                                                           88.89%        91.44%           89.45%        91.69%
Other borrowed funds                                                      7.03%         6.08%            6.71%         6.06%
Other net interest-free funding sources                                   4.08%         2.48%            3.85%         2.25%
Total funding sources                                                   100.00%       100.00%          100.00%       100.00%

Loan mix:
Commercial/real estate loans                                             53.72%        52.75%           53.72%        52.60%
Mortgage loans                                                           14.72%        15.26%           14.69%        15.05%
Direct consumer loans                                                    17.97%        18.84%           18.06%        19.25%
Indirect consumer loans                                                  11.39%        10.89%           11.35%        10.86%
Finance company loans                                                     2.19%         2.26%            2.19%         2.25%
Total loans                                                             100.00%       100.00%          100.00%       100.00%

Average dollars
Loans                                                                $2,835,506    $2,563,910       $2,806,031    $2,520,941
Securities                                                            1,449,554     1,404,701        1,400,303     1,346,094
Short-term investments                                                   47,260        29,530           89,685        52,420
                                                                  ----------------------------   ----------------------------
Earning assets                                                       $4,332,320    $3,998,141       $4,296,020    $3,919,455
                                                                  ============================   ============================

Non-interest bearing deposits                                          $730,570      $651,324         $715,938      $636,798
Interest bearing transaction deposits                                 1,319,606     1,362,105        1,325,845     1,355,109
Interest bearing public funds deposits                                  683,665       602,405          697,649       598,858
Time deposits                                                         1,116,973     1,039,876        1,103,246     1,003,045
                                                                  ----------------------------   ----------------------------
Total deposits                                                        3,850,815     3,655,709        3,842,679     3,593,810
Other borrowed funds                                                    304,637       243,094          288,147       237,351
Other net interest-free funding sources                                 176,868        99,338          165,194        88,294
                                                                  ----------------------------   ----------------------------
Total funding sources                                                $4,332,320    $3,998,141       $4,296,020    $3,919,455
                                                                  ============================   ============================

Loans:
Commercial/real estate loans                                         $1,523,348    $1,352,432       $1,507,267    $1,325,916
Mortgage loans                                                          417,307       391,270          412,310       379,295
Direct consumer loans                                                   509,628       483,150          506,681       485,301
Indirect consumer loans                                                 323,100       279,230          318,347       273,770
Finance company loans                                                    62,124        57,829           61,426        56,659
                                                                  ----------------------------   ----------------------------
Total average loans                                                  $2,835,506    $2,563,910       $2,806,031    $2,520,941
                                                                  ============================   ============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides management’s analysis of certain factors that have affected the Company’s consolidated financial condition and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. At June 30, 2005, the Company operated more than 100 banking offices and more than 140 automated teller machines (ATMs) in the states of Mississippi, Louisiana and Florida through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL). Hancock Bank MS also operates a loan production office in the State of Alabama. Hancock Bank MS, Hancock Bank LA, and Hancock Bank FL are referred to collectively as the “Banks”.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At June 30, 2005, the Company had total assets of $4.8 billion and employed on a full-time equivalent basis 1,290 persons in Mississippi, 489 persons in Louisiana and 34 persons in Florida.

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

The following liquidity ratios at June 30, 2005, March 31, 2005 and December 31, 2004 compare certain assets and liabilities to total deposits or total assets:

                                                                 June 30,           March 31,         December 31,
                                                                   2005                2005               2004
                                                             ------------------  -----------------  ------------------

Total securities to total deposits                                36.01%              36.38%             34.29%

Total loans (net of unearned
     income) to total deposits                                    74.26%              71.82%             72.37%

Interest-earning assets
     to total assets                                              90.48%              90.18%             90.06%

Interest-bearing deposits
     to total deposits                                            81.11%              81.37%             81.64%

Capital Resources

The Company continues to maintain an adequate capital position. The ratios as of June 30, 2005, March 31, 2005 and December 31, 2004 are as follows:

                                                                             June 30,          March 31,          December 31,
                                                                               2005               2005                2004
                                                                         -----------------  -----------------   -----------------

Average equity to average assets                                               9.94%              9.94%               10.11%

Regulatory ratios:

     Average equity to average assets (1)                                     10.05%             10.02%              10.17%

     Total capital to risk-weighted assets (2)                                13.58%             13.49%              13.58%

     Tier 1 capital to risk-weighted
     assets (3)                                                               12.41%             12.30%              12.39%

     Leverage capital to average total assets (4)                              8.83%              8.75%               8.97%

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
RESULTS OF OPERATIONS

Net Earnings

Net earnings for the first half of 2005 totaled $33.5 million, compared to $30.5 million reported for the first half of 2004, an increase of $3.0 million, or 10%. Net earnings increased $1.7 million, or 11%, to $18.1 million for the second quarter of 2005 compared to $16.4 million in second quarter of 2004. The following is selected information for quarterly and year-to-date comparison:

                                                             Three Months Ended June 30,        Six Months Ended June 30,
                                                          -------------------------------    -------------------------------
                                                               2005            2004              2005             2004
                                                          ---------------  --------------    --------------  ---------------

Results of Operations:

     Return on average assets                                     1.52%          1.49%            1.42%           1.41%

     Return on average equity                                    15.27%         14.97%           14.31%          13.99%

Net Interest Income:

     Yield on average interest-earning assets (TE)                6.08%          5.83%            5.99%           5.83%

     Cost of average interest-bearing funds                       2.10%          1.76%            2.02%           1.74%

                                                          ---------------  --------------    --------------  ---------------

     Net interest spread (TE)                                     3.98%          4.07%            3.97%           4.08%
                                                          ===============  ==============    ==============  ===============

     Net interest margin (TE)
         (net interest income on a tax-equivalent basis
         divided by average interest-earning assets)              4.42%          4.40%            4.39%           4.41%
                                                          ===============  ==============    ==============  ===============
NET INTEREST INCOME

Net interest income (te) for the second quarter of 2005 increased $3.9 million, or 9%, from the second quarter of 2004 and was $1.8 million, or 4%, higher than the first quarter of 2005. The Company’s net interest margin (te) was 4.42% in the second quarter of 2005, 2 basis points wider than the same quarter a year ago, and 7 basis points wider than the previous quarter.

Compared to the same quarter a year ago, the primary driver of the $3.9 million increase in net interest income (te) was a $334 million, or 8%, increase in average earning assets, mainly from average loan growth of $272 million, or 11%. Average deposit growth of $195 million, or 5%, along with an increase in customer repurchase agreements of $56 million, or 32%, funded the Company’s loan growth and related increase in earning assets. The overall improvement in the earning asset mix enabled the Company to improve its loan to deposit ratio to approximately 74% in the second quarter of 2005. In addition, loans now comprise 65% of the Company’s earning asset base, as compared to 64% for the same quarter a year ago. The net interest margin (te) widened 2 basis points as the increase in the earning asset yield (25 basis points) more than offset the increase in the total funding costs (23 basis points).

The higher level of net interest income (te) (up $1.8 million, or 4%) and the widened net interest margin (up 7 basis points) as compared to the previous quarter were primarily due to a larger earning asset base (average earning assets were up $73 million from the prior quarter) and a higher yield on average earning assets (up 18 basis points). Average loans grew $59 million, or 2%, from the previous quarter and were funded largely through a decrease in short-term investments. Average deposits were up $16 million, or 0.4%, from the previous quarter primarily due to a $29 million increase in noninterest-bearing deposits. The yield on the Company’s $1.45 billion securities portfolio improved 6 basis points to 4.54%. Even though short-term interest rates (fed funds rate) were up an average of 48 basis points from the first to the second quarter of 2005, the Company’s overall funding costs increased by only 11 basis points from the prior quarter. The majority of this increase was due to a 45 basis point increase in the cost of the Company’s nearly $700 million public fund deposit base, most of which is indexed to short-term rates.

        The following tables detail the components of the Company's net interest spread and net interest margin.

                                                       Three Months Ended June 30,          Three Months Ended June 30,
                                                   -----------------------------------  ------------------------------------
                                                                  2005                                2004
                                                   -----------------------------------  --------------------------------------
(dollars in thousands)                               Interest      Volume       Rate     Interest       Volume       Rate
                                                   -----------------------------------  --------------------------------------

Average Earning Assets
Commercial & real estate loans (TE)                   $23,775     $1,523,348     6.26%     $18,611     $1,352,432     5.53%
Mortgage loans                                          5,886        417,307     5.64%       5,590        391,270     5.71%
Consumer loans                                         17,018        894,852     7.63%      15,650        820,208     7.67%
Loan fees & late charges                                2,348              -     0.00%       2,413              -     0.00%
                                                   ------------------------------------  ------------------------------------
  Total loans (TE)                                     49,028      2,835,506     6.93%      42,263      2,563,910     6.62%

US treasury securities                                     61         11,076     2.20%         115         11,056     4.17%
US agency securities                                    4,977        484,119     4.11%       4,711        455,212     4.14%
CMOs                                                    2,608        262,799     3.97%       3,004        311,844     3.85%
Mortgage backed securities                              5,170        468,239     4.42%       4,294        403,969     4.25%
Municipals (TE)                                         2,841        162,467     6.99%       3,101        174,213     7.12%
Other securities                                          785         60,853     5.16%         564         48,406     4.66%
                                                   ------------------------------------  ------------------------------------
  Total securities (TE)                                16,441      1,449,554     4.54%      15,788      1,404,701     4.50%

Fed funds sold                                            283         39,055     2.91%          53         21,573     0.98%
Cds with banks                                             15          8,205     0.74%          11          7,956     0.57%
                                                   ------------------------------------  ------------------------------------
  Total short-term investments                            299         47,260     2.53%          64         29,530     0.87%

  Average earning assets yield (TE)                   $65,767     $4,332,320     6.08%     $58,115     $3,998,141     5.83%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                  $2,129     $1,319,606     0.65%      $2,011     $1,362,105     0.59%
Time deposits                                           9,570      1,116,973     3.44%       8,908      1,039,876     3.45%
Public Funds                                            4,408        683,665     2.59%       2,315        602,405     1.55%
                                                   ------------------------------------  ------------------------------------
   Total interest bearing deposits                     16,106      3,120,245     2.07%      13,234      3,004,385     1.77%

Customer repos                                          1,095        231,456     1.90%         316        175,142     0.73%
Other borrowings                                          759         73,181     4.16%         668         67,952     3.96%
                                                   ------------------------------------  ------------------------------------
  Total borrowings                                      1,854        304,637     2.44%         985        243,094     1.63%

  Total interest bearing liability cost               $17,961     $3,424,882     2.10%     $14,218     $3,247,479     1.76%

Noninterest-bearing deposits                                         730,570                              651,324
Other net interest-free funding sources                              176,868                               99,338

Total Cost of Funds                                   $17,961     $4,332,320     1.66%     $14,218     $3,998,141     1.43%

Net Interest Spread (TE)                              $47,807                    3.98%     $43,897                    4.07%

Net Interest Margin (TE)                              $47,807     $4,332,320     4.42%     $43,897     $3,998,141     4.40%

                                                         Six Months Ended June 30,            Six Months Ended June 30,
                                                   ----------------------------------  ---------------------------------------
                                                                   2005                                2004
                                                   ----------------------------------  ---------------------------------------
(dollars in thousands)                               Interest      Volume       Rate     Interest       Volume       Rate
                                                   ----------------------------------  ---------------------------------------

Average Earning Assets
Commercial & real estate loans (TE)                   $46,078     $1,507,267     6.16%     $36,536     $1,325,916     5.54%
Mortgage loans                                         11,583        412,310     5.62%      10,786        379,295     5.69%
Consumer loans                                         33,427        886,454     7.60%      31,466        815,730     7.76%
Loan fees & late charges                                4,327              -     0.00%       4,576              -     0.00%
                                                   -----------------------------------  -------------------------------------
  Total loans (TE)                                     95,415      2,806,031     6.85%      83,363      2,520,941     6.64%

US treasury securities                                    121         11,067     2.20%         163         10,587     3.10%
US agency securities                                    9,262        457,412     4.05%       8,494        413,430     4.11%
CMOs                                                    5,294        264,906     4.00%       6,042        315,880     3.83%
Mortgage backed securities                              9,717        440,560     4.41%       8,194        385,777     4.25%
Municipals (TE)                                         5,712        163,002     7.01%       6,386        179,091     7.13%
Other securities                                        1,456         63,356     4.60%         931         41,329     4.51%
                                                   -----------------------------------  --------------------------------------
  Total securities (TE)                                31,563      1,400,303     4.51%      30,210      1,346,094     4.49%

Fed funds sold                                            995         78,559     2.55%         206         42,883     0.96%
Cds with banks                                             64          8,283     1.56%          19          6,791     0.56%
Other short-term investments                               32          2,843     2.26%          13          2,747     0.97%
                                                   -----------------------------------  --------------------------------------
  Total short-term investments                          1,091         89,685     2.45%         238         52,420     0.91%

  Average earning assets yield (TE)                  $128,069     $4,296,020     5.99%    $113,811     $3,919,455     5.83%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                  $4,050     $1,325,845     0.62%      $4,085     $1,355,109     0.61%
Time deposits                                          18,929      1,103,247     3.46%      17,075      1,003,045     3.42%
Public Funds                                            8,160        697,648     2.36%       4,513        598,858     1.52%
                                                   -----------------------------------  --------------------------------------
   Total interest bearing deposits                     31,139      3,126,740     2.01%      25,673      2,957,012     1.75%

Customer repos                                          1,759        223,213     1.59%         654        172,486     0.76%
Other borrowings                                        1,352         64,934     4.20%       1,361         64,865     4.22%
                                                   -----------------------------------  --------------------------------------
  Total borrowings                                      3,111        288,147     2.18%       2,015        237,351     1.71%

  Total interest bearing liability cost               $34,249     $3,414,887     2.02%     $27,688     $3,194,364     1.74%

Noninterest-bearing deposits                                         715,938                              636,798
Other net interest-free funding sources                              165,194                               88,294

Total Cost of Funds                                   $34,249     $4,296,020     1.61%     $27,688     $3,919,455     1.42%

Net Interest Spread (TE)                              $93,820                    3.97%     $86,123                    4.08%

Net Interest Margin (TE)                              $93,820     $4,296,020     4.39%     $86,123     $3,919,455     4.41%

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

The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances. (Dollar amounts shown are in thousands.)

                                                                                     At and for the
                                                                            -----------------------------------
                                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                        ------------------------------------   --------------------------------
                                                             2005                2004               2005                 2004
                                                        ---------------     ----------------   ----------------     -----------
Annualized net charge-offs to average loans                  0.24%                0.47%              0.28%               0.46%

Annualized provision for loan losses to average
     loans                                                   0.27%                0.60%              0.33%               0.58%

Average allowance for loan losses to average loans           1.45%                1.48%              1.46%               1.48%

Gross charge-offs                                          $ 3,539             $  4,690            $ 7,565            $ 10,385

Gross recoveries                                           $ 1,848             $  1,673            $ 3,614            $  4,582

Non-accrual loans                                          $ 7,493             $ 10,134            $ 7,493            $ 10,134

Accruing loans 90 days or more past due                    $ 3,914             $  3,701            $ 3,914            $  3,701
NON-INTEREST INCOME

Non-interest income for the second quarter of 2005 was up $3.1 million, or 14%, compared to the same quarter a year ago (excluding the 2004 gain on sale of branches, merchant services and securities transactions). Non-interest income was also up $2.3 million, or 10%, compared to the first quarter of 2005. The primary factors impacting the higher levels of non-interest income as compared to the same quarter a year ago, were higher levels of insurance fees (up $671,000) primarily related to the December 31, 2003 purchase of Magna Insurance Company. In addition, other income was up $978,000, when compared to the same quarter a year ago, and was primarily due to the termination of a contract to provide insurance products to one of Magna’s outlets ($400,000) and the final settlement related to the merchant services partnership with First Data Corporation ($250,000). Driving the higher levels of non-interest income from the prior quarter were increases in service charges on deposit accounts (up $969,000), trust fees (up $318,000) and the aforementioned transactions related to Magna and the merchant services partnership with First Data Corporation.

The components of non-interest income for the three and six months ended June 30, 2005 and 2004 are presented in the following table (amounts in thousands):

                                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                       -----------------------------------    -----------------------------------
                                                            2005               2004                2005               2004
                                                       ----------------   ----------------    ---------------    ----------------
Service charges on deposit accounts                           $ 10,459           $ 10,771           $ 19,949            $ 21,001
Trust fees                                                       2,859              2,277              5,399               4,262
Credit card merchant discount fees                               1,074              1,042              2,105               1,903
Income from insurance operations                                 3,499              2,828              7,380               5,312
Investment & annuity fees                                        1,547                584              2,735               1,276
ATM fees                                                         1,154              1,136              2,526               2,264
Secondary mortgage market operations                               676                531              1,174                 916
Other income                                                     3,427              2,450              5,853               4,916
                                                       ----------------   ----------------    ---------------    ----------------
   Total other non-interest income                              24,695             21,619             47,121              41,849
Gain on sale of assets                                               -              3,000                  -               5,258
Securities transactions gains (losses), net                        (15)                11                 (8)                161
                                                       ----------------   ----------------    ---------------    ----------------
   Total non-interest income                                  $ 24,680           $ 24,630           $ 47,113            $ 47,268
                                                       ================   ================    ===============    ================
NON-INTEREST EXPENSE

Non-interest expenses for the second quarter of 2005 were $3.1 million higher, or 8%, compared to the same quarter a year ago and were $863,000 higher, or 2%, than the previous quarter. The increase from the prior quarter was reflected in increased personnel expense (up $546,000) and higher advertising expense (up $647,000). While there were also less significant increases in other categories of expense, those increases were more than offset by a $679,000 decrease in professional fees (primarily associated with compliance testing related to the Sarbanes-Oxley Act section 404). The increase from the same quarter a year ago was reflected in higher personnel expense (up $1.8 million), higher advertising expense (up $710,000) and occupancy expense (up $171,000).

The following table presents the components of non-interest expense for the three and six months ended June 30, 2005 and 2004.

                                                          Three Months Ended June 30,          Six Months Ended June 30,
                                                    -----------------------------------    -----------------------------------
(dollars in thousands)                                   2005               2004                2005               2004
                                                    ----------------   ----------------    ---------------    ----------------
Employee compensation                                      $ 18,160           $ 16,707           $ 36,054            $ 33,647
Employee benefits                                             4,765              4,430              9,250              10,386
                                                    ----------------   ----------------    ---------------    ----------------
     Total personnel expense                                 22,925             21,137             45,304              44,033
                                                    ----------------   ----------------    ---------------    ----------------
Equipment and data processing expense                         4,397              4,299              8,692               8,622
Net occupancy expense                                         2,576              2,405              5,071               4,818
Postage and communications                                    1,961              2,064              3,667               4,144
Ad valorem and franchise taxes                                  751                837              1,504               1,650
Legal and professional services                               2,612              2,492              5,904               3,876
Stationery and supplies                                         481                454                950                 938
Amortization of intangible assets                               578                524              1,162                 848
Advertising                                                   1,747              1,037              2,847               2,125
Deposit insurance and regulatory fees                           244                213                494                 424
Training expenses                                               109                123                266                 251
Other real estate owned expense                                  15                 67                221                 298
Other expense                                                 4,109              3,785              8,066               6,672
                                                    ----------------   ----------------    ---------------    ----------------
   Total non-interest expense                              $ 42,505           $ 39,437           $ 84,148            $ 78,699
                                                    ================   ================    ===============    ================
INCOME TAXES

The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. For the six months ended June 30, 2005 and 2004, the effective federal income tax rate was approximately 31% and 30%, respectively. The amount of tax-exempt income earned during the first six months of 2005 was $6.2 million compared to $6.5 million for the comparable period in 2004.

OFF-BALANCE SHEET TRANSACTIONS

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

At June 30, 2005, the Company had $577.3 million in unused loan commitments outstanding, of which approximately $355.0 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At June 30, 2005, the Company had $54.7 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at June 30, 2005 according to expiration date.

                                                                                Expiration Date
(dollars in thousands)                                             Less than          1-3            3-5          More than
                                                    Total           1 year           years          years          5 years
                                                ---------------  --------------   ------------   ------------   --------------
Commitments to extend credit                         $ 577,218       $ 302,657       $ 25,065       $ 43,865        $ 205,631
Letters of credit                                       54,712          19,298         19,416         15,998                -
                                                ---------------  --------------   ------------   ------------   --------------
     Total                                           $ 631,930       $ 321,955       $ 44,481       $ 59,863        $ 205,631
                                                ===============  ==============   ============   ============   ==============

The Company’s liability associated with letters of credit is not material to the Company’s consolidated financial statements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table shows all significant contractual obligations of the Company at June 30, 2005 according to payments due by period.

                                                                             Payment due by period
                                                                  --------------------------------------------
(dollars in thousands)                                              Less than         1-3             3-5         More than
                                                     Total            1 year         years           years         5 years
                                                ---------------   -------------  -------------   -------------  -------------
Certificates of Deposit                             $1,314,021        $584,621       $559,775        $169,619            $ 6
Long-Term Debt Obligations                              50,272              10             20          50,027            215
Operating Lease Obligations                             15,793           2,715          4,180           2,386          6,512
                                                ---------------   -------------  -------------   -------------  -------------
     Total                                          $1,380,086        $587,346       $563,975        $222,032         $6,733
                                                ===============   =============  =============   =============  =============

RECENT ACCOUNTING PRONOUNCEMENTS

STATEMENT OF POSITION ("SOP") 03-3 - ACCOUNTING FOR LOANS OR CERTAIN DEBT SECURITIES ACQUIRED IN A TRANSFER

In October 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Accounting Position (SOP) 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. This SOP would apply to loans originated by the Company and would limit the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. The Company adopted this SOP during the first quarter as required and its effect on the consolidated financial statements to date has not been material.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No.123(R), "SHARE-BASED PAYMENT"

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

EMERGING ISSUES TASK FORCE ISSUE 03-1, "MEANING OF OTHER THAN TEMPORARY IMPAIRMENT"

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. In the second quarter of 2004 FSP EITF Issue 03-1-1 was issued, delaying the effective date for the measurement and recognition guidance in paragraphs 10-20 of Issue 03-01. The disclosure requirements continue to be effective. The Company will continue to monitor changes to Issue 03-01, but does not expect it, or the related Staff Position to have a material impact on the Company’s financial position or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No.123(R), "SHARE-BASED PAYMENT"

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement is a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. Then the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earning for that period rather that being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. The effective date of this statement is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, this Statement is effective for the Company as of January 1, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

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

Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of the Company’s investment securities. As of quarter close, the effective duration of the securities portfolio was 2.41. A rate increase of 100 basis points would move the effective duration to 3.2, while a 200 basis point rise would result in an effective duration of 3.7.

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
                        -----------------------------               -----------------------------

                                   - 100                                      - 5.15%
                                   Stable                                       0.00%
                                   + 100                                       +3.25%
                                   + 200                                       +5.78%
                                   + 300                                       +7.96%

The Company also controls interest rate risk by emphasizing the core relationship aspects of non-certificate depositor accounts and selected maturity targets for certificate of deposit accounts. As of June 30, 2005, regular savings and club accounts represented $270.0 million and money market accounts and now accounts totaled $1.0 billion. Excluding public fund accounts, this represents 53.8% of total interest bearing deposit accounts.

The Company has controlled the interest rate sensitivity of its depositor accounts through targeted changes in deposit rates that fit the overall rate sensitivity profile of the balance sheet. Excluding public funds, interest-bearing transaction yields have gone up by 3 basis points as compared to the first quarter of 2005. Consumer time deposits have gone up 4 basis points during the quarter. Average interest-bearing transaction deposit balances were down 0.94%, while time deposits increased by 2.53%. During the quarter, the Federal Reserve increased rates by 50 basis points. The Company’s loan-to-deposit ratio was 74% (up 2%), and the average earning asset yield improved 18 basis points. This growth was driven primarily by continued emphasis on variable rate loans that adjusted with the rising rate environment. The impact of these strategies can be seen in the Company’s static gap report as of June 30, 2005.

                                                      Analysis of Interest Sensitivity at June 30, 2005

                                                      Within      6 months     1 to 3       > 3      Non-Sensitive
                                         Overnight   6 months    to 1 year     years       years      Balance       Total
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
                                                                 (amounts in thousands)
Assets
    Securities                            $      -   $ 205,465    $ 229,155   $ 351,941   $ 600,916   $       -   $1,387,477
    Federal funds sold & Short-term
      investments                           84,188           -          264           1           -           -       84,453
    Loans                                   42,508   1,344,611      238,715     625,389     568,800           -    2,820,023
    Other assets                                 -           -            -           -           -     497,112      497,112
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
                Total Assets             $ 126,696   $ 1,550,076  $ 468,134   $ 977,331  $ 1,169,716  $ 497,112   $ 4,789,065
                                         ==========  ==========  =========== =========== =========== ===========  ===========
Liabilities
    Interest bearing transaction
      deposits                           $       -   $ 807,866    $ 243,723   $ 690,599    $ 68,803   $       -   $1,810,991
    Time deposits                                -     329,148      255,474     559,775     169,624           -    1,314,021
    Non-interest bearing deposits                -           -            -           -     728,001           -      728,001
    Federal funds purchased                    250           -            -           -           -           -          250
    Borrowings                             245,602           4            6          20      55,122           -      300,754
    Other liabilities                            -           -            -           -           -     154,608      154,608
    Shareholders' Equity                         -           -            -           -           -     480,440      480,440
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
         Total Liabilities & Equity      $ 245,852   $ 1,137,018  $ 499,203  $ 1,250,394 $1,021,550   $ 635,048   $ 4,789,065
                                         ==========  ==========  =========== =========== =========== ===========  ===========
Interest sensitivity gap                 $ (119,156) $ 413,058    $ (31,069) $ (273,063)  $ 148,166   $(137,936)
Cumulative interest rate sensitivity gap $ (119,156) $ 293,902    $ 262,833   $ (10,230)  $ 137,936         $ -
Cumulative interest rate
    sensitivity gap as a percentage of
    total earning assets                      (3.0)%     7.0%        6.0%       0.0%       3.0%

                                                       Analysis of Interest Sensitivity at December 31, 2004

                                                      Within      6 months     1 to 3       > 3      Non-Sensitive
                                         Overnight   6 months    to 1 year     years       years      Balance       Total
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
                                                                 (amounts in thousands)
Assets
    Securities                            $      -   $ 216,564    $ 130,944   $ 371,665   $ 583,196   $       -   $1,302,369
    Federal funds sold & Short-term
      investments                          142,135           -        8,126           -           -           -      150,261
    Loans                                   39,370   1,327,083      214,990     583,394     543,041           -    2,707,878
    Other assets                                 -           -            -           -           -     504,218      504,218
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
                Total Assets             $ 181,505   $ 1,543,647  $ 354,060   $ 955,059  $1,126,237   $ 504,218   $ 4,664,726
                                         ==========  ==========  =========== =========== =========== ===========  ===========
Liabilities
    Interest bearing transaction
      deposits                           $       -   $ 867,682    $ 249,596   $ 703,988    $ 68,429   $       -   $1,889,695
    Time deposits                                -     418,642      116,162     436,094     239,999           -    1,210,897
    Non-interest bearing deposits                -           -            -           -     697,353           -      697,353
    Federal funds purchased                    800           -            -           -           -           -          800
    Borrowings                             200,036           3            3          17      50,250           -      250,309
    Other liabilities                            -           -            -           -           -     151,090      151,090
    Shareholders' Equity                         -           -            -           -           -     464,582      464,582
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
         Total Liabilities & Equity      $ 200,836   $ 1,286,327  $ 365,761  $1,140,099  $1,056,031   $ 615,672   $ 4,664,726
                                         ==========  ==========  =========== =========== =========== ===========  ===========
Interest sensitivity gap                 $ (19,331)  $ 257,320    $ (11,701)  $(185,040) $   70,206   $(111,454)
Cumulative interest rate sensitivity gap $ (19,331)  $ 237,989    $ 226,288   $  41,248  $  111,454   $       -
Cumulative interest rate
    sensitivity gap as a percentage of
    total earning assets                     0.0%       6.0%        5.0%       1.0%       3.0%

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

During the Company’s last fiscal quarter ended June 30, 2005, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                                          (a)                    (b)                    (c)                     (d)
                                                                                  Total number of          Maximum number
                                                                                  shares purchased           of shares
                                      Total number                              as a part of publicly     that may yet be
                                      of shares or          Average Price          announced plans         purchased under
                                     units purchased        Paid per Share         or programs (1)        Plans or Programs
                                   -------------------    ------------------    ---------------------   ---------------------

Apr. 1, 2005 - Apr. 30, 2005                97,273 (2)     $      29.6372                  96,100                585,201
May 1, 2005 - May 31, 2005                      75 (3)            32.6300                       -                585,201
Jun. 1, 2005 - Jun. 30, 2005                92,160 (4)            32.9261                       -                585,201
                                   -------------------    ------------------    ---------------------
Total as of Jun. 30, 2005                  189,508         $      31.1654                  96,100
                                   ===================    ==================    =====================

 (1)  The Company publicly announced its stock buy-back program on July 18, 2000.

 (2)  1,173 shares were purchased on the open market during April in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (3)  75 shares were purchased on the open market during May in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (4)  92,160 shares were purchased on the open market during June in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

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

                                                                  HANCOCK HOLDING COMPANY
                                                          ---------------------------------------------------
                                                                           Registrant

August 9, 2005                                           By:  /s/ George A. Schloegel
--------------                                               ------------------------------------------------
    Date                                                      George A. Schloegel
                                                              Vice-Chairman of the Board &
                                                              Chief Executive Officer

August 9, 2005                                           By:  /s/ Carl J. Chaney
--------------                                               ------------------------------------------------
    Date                                                      Carl J. Chaney
                                                              Executive Vice President &
                                                              Chief Financial Officer