Form 10-Q
period 2005-09-30
HANCOCK HOLDING CO
filed 2005-11-09
CIK 750577

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

For Quarter Ending       September 30, 2005
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

                                    (985) 726-2313
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                      YES                NO     X
                                            --------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

32,313,508 common shares were outstanding as of October 31, 2005 for financial statement purposes.

                                              HANCOCK HOLDING COMPANY

                                                       INDEX

PART I.  FINANCIAL INFORMATION                                                              PAGE NUMBER

ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets (Unaudited) --
  September 30, 2005 and December 31, 2004                                                            3

  Condensed Consolidated Statements of Earnings (Unaudited) --
  Three and Nine Months Ended September 30, 2005 and 2004                                             4

  Condensed Consolidated Statements of Common Stockholders' Equity
  Equity (Unaudited) -- Nine Months Ended September 30, 2005 and
  2004                                                                                                5

  Condensed Consolidated Statements of Cash Flows (Unaudited) --
  Nine Months Ended September 30, 2005 and 2004                                                       6

  Notes to Unaudited Condensed Consolidated Financial Statements                                      7

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                                      21

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                                  33

ITEM 4.  Controls and Procedures                                                                     35

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                           35

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                 36

ITEM 3.  Defaults upon Senior Securities                                                             36

ITEM 4.  Submission of Matters to a Vote of Security Holders                                         36

ITEM 5.  Other Information                                                                           37

ITEM 6.  Exhibits                                                                                    37

SIGNATURES                                                                                           38

                                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              (amounts in thousands, except par value and share data)

                                                                                                 (Unaudited)
                                                                                    September 30,            December 31,
                                                                                        2005                    2004 *
                                                                               --------------------     --------------------
ASSETS:
      Cash and due from banks (non-interest bearing)                               $       195,863          $       155,797
      Interest-bearing time deposits with other banks                                        8,031                    8,126
      Federal funds sold                                                                   133,239                  142,135
      Securities available for sale, at fair value
         (amortized cost of $1,130,259 and $1,118,622)                                   1,145,385                1,114,468
      Securities held to maturity, at amortized cost
         (fair value of $179,573 and $193,578)                                             177,781                  187,901
      Loans                                                                              2,995,586                2,760,266
         Less: Allowance for loan losses                                                   (76,584)                 (40,682)
                Unearned income                                                            (11,416)                 (11,706)
                                                                               --------------------     --------------------
            Loans, net                                                                   2,907,586                2,707,878
      Property and equipment, net of accumulated
         depreciation of $52,145 and $77,766                                                74,957                   79,848
      Other real estate, net                                                                 2,888                    3,007
      Accrued interest receivable                                                           30,720                   23,783
      Goodwill, net                                                                         56,713                   55,409
      Other intangible assets, net                                                          16,503                   14,783
      Life insurance contracts                                                              82,211                   79,630
      Reinsurance receivables                                                               52,798                   59,190
      Other assets                                                                          28,815                   32,771

                                                                               --------------------     --------------------
            TOTAL ASSETS                                                           $     4,913,490          $     4,664,726
                                                                               ====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
      Deposits:
         Non-interest bearing demand                                               $       909,585          $       697,353
         Interest-bearing savings, NOW, money market
            and time                                                                     3,115,568                3,100,592
                                                                               --------------------     --------------------
               Total deposits                                                            4,025,153                3,797,945
      Federal funds purchased                                                                2,200                      800
      Securities sold under agreements to repurchase                                       191,947                  195,478
      Long-term notes                                                                       50,271                   50,273
      Policy reserves and liabilities                                                      109,186                  111,107
      Other liabilities                                                                     65,674                   44,541
                                                                               --------------------     --------------------
            TOTAL LIABILITIES                                                            4,444,431                4,200,144

COMMON STOCKHOLDERS' EQUITY:
      Common Stock-$3.33 par value per share; 75,000,000
         shares authorized, 32,308,600 and 32,439,702 issued,
         respectively                                                                      107,588                  108,024
      Capital surplus                                                                      129,724                  134,905
      Retained earnings                                                                    252,303                  234,423
      Accumulated other comprehensive loss, net                                            (18,016)                 (11,121)
      Unearned compensation                                                                 (2,540)                  (1,649)
                                                                               --------------------     --------------------
            TOTAL COMMON STOCKHOLDERS' EQUITY                                              469,059                  464,582
                                                                               --------------------     --------------------
            TOTAL LIABILITIES AND
            COMMON STOCKHOLDERS' EQUITY                                            $     4,913,490          $     4,664,726
                                                                               ====================     ====================

* The balance sheet at December 31, 2004 has been derived from the audited balance sheet at that date.

      See notes to unaudited condensed consolidated financial statements.

                                     HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                    (UNAUDITED)
                              (amounts in thousands, except share and per share data)

                                                                     Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                                     ----------------------------    ----------------------------
                                                                       2005             2004           2005             2004
                                                                     ----------       -----------    -----------      -----------
INTEREST INCOME:
  Loans, including fees                                              $  50,724        $  42,834      $ 144,549        $ 124,691
  Securities - taxable                                                  12,758           12,652         38,832           36,734
  Securities - tax exempt                                                1,746            1,898          5,314            5,882
  Federal funds sold                                                       409               27          1,404              232
  Other investments                                                          7               13            103               45
                                                                     ----------       ----------    -----------      -----------
      Total interest income                                             65,644           57,424        190,202          167,584
                                                                     ----------       ----------    -----------      -----------

INTEREST EXPENSE:
  Deposits                                                              17,279           13,333         48,417           39,006
  Federal funds purchased and securities sold
    under agreements to repurchase                                       1,619              609          3,532            1,307
  Long-term notes and other interest expense                               761              625          1,959            1,942
                                                                     ----------       ----------    -----------      -----------
      Total interest expense                                            19,659           14,567         53,908           42,255
                                                                     ----------       ----------    -----------      -----------

NET INTEREST INCOME                                                     45,985           42,857        136,294          125,329
Provision for loan losses                                               36,905            3,388         41,556           10,741
                                                                     ----------       ----------    -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      9,080           39,469         94,738          114,588
                                                                     ----------       ----------    -----------      -----------

NON-INTEREST INCOME
  Service charges on deposit accounts                                    7,975           11,567         27,924           32,568
  Other service charges, commissions and fees                           10,874            7,101         31,019           22,120
  Securities gains (losses), net                                           (18)              (2)           (26)             159
  Net storm-related items (Net gain on insurance less direct
  expenses incurred)                                                    12,276                -         12,276                -
  Gain on sale of branches                                                   -                -              -            5,258
  Other income                                                           2,751            2,305          9,778            8,135
                                                                     ----------       ----------    -----------      -----------
      Total non-interest income                                         33,858           20,971         80,971           68,240
                                                                     ----------       ----------    -----------      -----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                        24,275           20,664         69,579           64,698
  Net occupancy expense of premises                                      2,617            2,470          7,688            7,288
  Equipment rentals, depreciation and maintenance                        2,319            2,419          7,042            7,121
  Amortization of intangibles                                              514              558          1,676            1,407
  Other expense                                                         13,045           12,195         40,932           36,492
                                                                     ----------       ----------    -----------      -----------
      Total non-interest expense                                        42,770           38,306        126,917          117,006
                                                                     ----------       ----------    -----------      -----------

EARNINGS BEFORE INCOME TAXES                                               168           22,134         48,792           65,822
Income tax expense (benefit)                                            (1,267)           6,738         13,824           19,909
                                                                     ----------       ----------    -----------      -----------
NET EARNINGS                                                         $   1,435         $ 15,396      $  34,968        $  45,913
                                                                     ==========       ==========    ===========      ===========
BASIC EARNINGS PER SHARE                                             $    0.04         $   0.47      $    1.08        $    1.42
                                                                     ==========       ==========    ===========      ===========
DILUTED EARNINGS PER SHARE                                           $    0.04         $   0.47      $    1.06        $    1.39
                                                                     ==========       ==========    ===========      ===========
DIVIDENDS PAID PER SHARE                                             $   0.195         $  0.165      $   0.525        $   0.415
                                                                     ==========       ==========    ===========      ===========
WEIGHTED AVG. SHARES OUTSTANDING-BASIC                                  32,308           32,495         32,388           32,365
                                                                     ==========       ==========    ===========      ===========
WEIGHTED AVG. SHARES OUTSTANDING-DILUTED                                32,940           33,054         32,959           33,039
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

                                      HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                                     UNAUDITED
                                   (amounts in thousands, except per share data)

                                                                                                       Accumulated
                                                                                                         Other
                                           Common Stock                  Capital        Retained      Comprehensive     Unearned
                                    Shares               Amount          Surplus        Earnings       Loss, net       Compensation
                                  ------------        ------------    ------------    -----------    -------------    -----------
Balance, January 1, 2004           30,455,358            $101,416        $111,963      $ 191,696        $ (6,304)        $ (957)
Net earnings                                                                              45,913
Cash dividends -
  $0.415 per common share                                                                (13,403)
Preferred stock conversion          2,200,976               7,329          29,886
Change in fair value of securities
  available for sale, net                                                                                   (384)
Restricted Stock Awards Granted             -                   -           1,385                                         (1,385)
Restricted Stock Awards Vested          2,625                   9                                                             18
Restricted Stock Award Forfietures        775                   3             (17)                                             5
Restricted Stock Award Amortization         -                   -               -                                            488
Repurchase/retirement of common
  stock                              (324,392)             (1,080)         (9,596)
Options exercised, net                127,763                 425           1,835
Other stock transactions, net           9,168                  30          (2,797)
                                  ------------        ------------    ------------    -----------    -------------    -----------
Balance, September 30, 2004        32,472,273           $ 108,132        $132,659      $ 224,206        $ (6,688)       $ (1,831)
                                  ============        ============    ============    ===========    =============    ===========

Balance, January 1, 2005           32,439,702           $ 108,024        $134,905      $ 234,423        $(11,121)       $ (1,649)
Net earnings                                                                              34,968
Cash dividends -
  $0.525 per common share                                                                (17,088)
 Change in fair value of
  securities available
  for sale, net                                                                                           (6,895)
Restricted Stock Awards Granted             -                   -           1,490                                         (1,490)
Restricted Stock Awards Vested         37,426                 125
Restricted Stock Award Forfietures      3,203                  11              47                                            128
Restricted Stock Award Amortization                                                                                          471
Repurchase/retirement of common
  stock                              (262,850)               (875)         (7,395)
Options exercised, net                 81,887                 273             479
Other stock transactions, net           9,232                  30             198
                                  ------------        ------------    ------------    -----------    -------------    -----------
Balance, September 30, 2005        32,308,600           $ 107,588        $129,724      $ 252,303        $(18,016)       $ (2,540)
                                  ============        ============    ============    ===========    =============    ===========

See notes to unaudited condensed consolidated financial statements

                                     HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     UNAUDITED
                                              (amounts in thousands)

                                                                               Nine Months Ended September 30,
                                                                          ------------------------------------------
                                                                               2005                       2004
                                                                          ---------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                                           $   34,968                 $   45,913
          Adjustments to reconcile net earnings to net
              cash provided by operating activities:
                 Depreciation and amortization                                     6,844                      6,888
                 Provision for loan losses                                        41,556                     10,741
                 Provision for losses on other real estate owned                     261                        198
                 Increase in cash surrender value of life
                   insurance contracts                                            (2,581)                    (2,596)
                 Loss (gain) on sales of securities available
                   for sale, net                                                      26                       (159)
                 Gain on sale of assets                                                -                     (5,258)
                 Gain on involuntary conversion of assets                        (14,135)                         -
                 (Accretion) amortization of securities
                   premium/discount, net                                          (2,476)                     4,382
                 Amortization of intangible assets                                 1,676                      1,407
                 Amortization of compensation element of restricted
                   stock                                                             471                        488
                 (Increase) decrease in deferred tax asset                       (18,770)                       407
                 (Increase) decrease in interest receivable                       (6,937)                     1,779
                 Increase in accrued expenses                                     19,487                      5,322
                 Increase in other liabilities                                       496                      3,084
                 Increase (decrease) in interest payable                           1,150                       (574)
                 Increase (decrease) in unearned premiums                         (1,921)                    80,952
                 Decrease in reinsurance receivable                                6,392                     13,628
                 (Increase) decrease in other assets, net                         30,049                    (42,006)
                 Other, net                                                        5,775                     19,125
                                                                          ---------------            ---------------
          Net cash provided by operating activities                              102,331                    143,721
                                                                          ---------------            ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net decrease (increase) in interest-bearing time deposits                      95                     (1,849)
       Proceeds from maturities, calls or prepayments of
          securities held to maturity                                             17,895                     17,693
       Proceeds from sales and maturities of securities
         available for sale                                                      594,188                    504,297
       Purchases of securities held to maturity                                   (7,736)                   (40,483)
       Purchases of securities available for sale                               (622,686)                  (556,383)
       Net decrease in federal funds sold                                          8,896                     19,232
       Net increase in loans                                                    (245,959)                  (224,121)
       Purchases of property, equipment and software, net                         (5,549)                    (6,523)
       Proceeds from sales of other real estate                                    1,784                      4,120
       Proceeds from the sale of merchant services business                            -                      3,000
       Premiums paid on bank owned life insurance contracts                            -                    (25,000)
       Net cash paid in connection with sale of branches                               -                    (22,999)
       Net cash paid in connection with purchase transaction                      (3,890)                   (15,364)
                                                                          ---------------            ---------------
          Net cash used in investing activities                                 (262,962)                  (344,380)
                                                                          ---------------            ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in deposits                                                  227,208                    132,147
       Net (decrease) increase in federal funds purchased and
          securities sold under agreements to repurchase                          (2,131)                    82,536
       Repayment of short-term note                                                   (2)                    (9,400)
       Reductions of long-term notes                                                   -                       (148)
       Dividends paid                                                            (17,088)                   (13,403)
       Proceeds from exercise of stock options                                       752                      2,260
       Repurchase/retirement of common stock                                      (8,270)                   (10,676)
       Other stock transactions, net                                                 228                      2,193
                                                                          ---------------            ---------------
          Net cash provided by financing activities                              200,697                    185,509
                                                                          ---------------            ---------------
NET DECREASE IN CASH AND DUE FROM BANKS                                           40,066                    (15,150)
CASH AND DUE FROM BANKS, BEGINNING                                               155,797                    178,082
                                                                          ---------------            ---------------
CASH AND DUE FROM BANKS, ENDING                                              $   195,863                  $ 162,932
                                                                          ===============            ===============
SUPPLEMENTAL INFORMATION:

       Income taxes paid                                                     $    13,752                  $  21,165
       Interest paid                                                              52,758                     42,829
       Restricted stock issued to employees of Hancock                             1,490                          -

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

       Transfers from loans to other real estate                             $     2,347                  $   3,867
       Financed sale of foreclosed property                                          583                      1,189
See notes to unaudited condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(At and For the Nine Months Ended September 30, 2005 and 2004)

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

COMPREHENSIVE EARNINGS (LOSS)

Following is a summary of the Company’s comprehensive earnings (loss) for the three months and nine months ended September 30, 2005 and 2004.

                                                                         (Amounts in Thousands)
                                                    Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                    ----------------------------        ---------------------------------
                                                       2005            2004                2005               2004
                                                    -----------     ------------        --------------     --------------
Net earnings                                         $   1,435       $  15,396            $   34,968       $   45,913

      Other comprehensive income (loss)
         (net of income tax):

      Change in fair value of securities
         available for sale, net of tax
         ($3,411) and $9,343, ($3,722)
         and ($151), respectively                       (6,334)         17,350                (6,912)           (281)

      Reclassification adjustments for gains
         included in net earnings, net of tax
         of $6 and $1, $9 and ($56), respectively           12               1                    17            (103)
                                                    -----------     -----------        --------------     --------------

Total Comprehensive Earnings (Loss)                  $  (4,887)      $  32,747           $    28,073      $   45,529
                                                    ===========     ===========        ==============     ==============

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

                                                                   (Amounts in Thousands, Except Per Share Data)
                                                        Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                        ------------------------------      --------------------------------
                                                            2005             2004               2005               2004
                                                        -------------    -------------      -------------      -------------
Net earnings available to common stockholders:
      As reported                                        $     1,435       $   15,396         $   34,968         $   45,913
      Add stock based compensation expense included
         in reported net income, net of tax                      118              107                306                317
      Deduct total stock based compensation
        determined under the fair value method
        for all awards, net of tax                              (736)            (252)            (2,160)              (752)
                                                        -------------    -------------      -------------      -------------

      Pro forma net earnings available to
      common stockholders                                $       817      $    15,251        $    33,114        $    45,478
                                                        =============    =============      =============      =============

Basic earnings per share:
      As reported                                        $      0.04      $      0.47        $      1.08        $      1.42
      Pro forma                                          $      0.03      $      0.47        $      1.02        $      1.41

Diluted earnings per share:
      As reported                                        $      0.04      $      0.47        $      1.06        $      1.39
      Pro forma                                          $      0.02      $      0.46        $      1.00        $      1.38
ACQUISITIONS

On July 1, 2005, the Company acquired J. Everett Eaves, Inc., a highly regarded independent insurance agency serving the New Orleans, Louisiana area. The transaction was consummated June 30, 2005, with an effective date of July 1, 2005 for $4.2 million cash in exchange for all of the outstanding stock of J. Everett Eaves, Inc. The post-purchase entity will retain the J. Everett Eaves, name and will become a subsidiary of Hancock Insurance Agency.

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

SIGNIFICANT EVENTS

Hancock's third quarter earnings were significantly impacted by Hurricane Katrina which struck the coasts of Mississippi and Louisiana on August 29, 2005. While the total impact of this hurricane on Hancock's financial condition and results of operation may not be known for some time, the Company has included in third quarter earnings, certain charges, including the establishment of specific accruals, related to the hurricane. The pretax negative impact of Hurricane Katrina on Hancock's third quarter earnings totaled $26.71 million. The $26.71 million net pretax negative impact included the following items: $35.20 million (pretax) to establish a storm-related provision for credit losses, a $1.86 million charge (pretax) related to direct expenses incurred through September 30, 2005, and approximately $3.79 million (pretax) of fees and service charges that were waived to assist affected individuals and businesses. Also included in the $26.71 million impact was a net pretax gain of $14.14 million representative of write-off of destroyed or impaired assets totaling $9.7 million offset by recognition of receivables representing only the portion of casualty loss claims for which settlement was substantially complete.

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

                                                                Three Months Ended,
                                                                September 30, 2005
                                           MS               LA              FL        Other        Eliminations     Consolidated
                                    ------------    -------------    -----------    -----------    -------------    -------------
Interest income                        $ 34,386        $  27,855      $   1,986      $   4,509        $ (3,092)         $ 65,644
Interest expense                         11,927            9,103            558          1,070          (2,999)           19,659
                                    ------------    -------------    -----------    -----------    -------------    -------------
      Net interest income                22,459           18,752          1,428          3,439             (93)           45,985
Provision for loan losses                24,106           11,636             11          1,152               -            36,905
Non-interest income                      21,239            6,298             49          6,298             (26)           33,858
Depreciation and amortization             1,413              633            105          (144)              (3)            2,004
Other non-interest expense               17,695           13,897          1,121          8,067             (14)           40,766
                                    ------------    -------------    -----------    -----------    -------------    -------------
Earnings (loss) before
   income taxes                             484           (1,116)           240            662             (102)             168
Income tax expense (benefit)               (642)            (922)            92            205                -           (1,267)
                                    ------------    -------------    -----------    -----------    -------------    -------------
      Net earnings (loss)               $ 1,126        $    (194)     $     148      $     457        $    (102)        $  1,435
                                    ============    =============    ===========    ===========    =============    =============

                                                                Three Months Ended,
                                                                September 30, 2004
                                        MS               LA                 FL        Other        Eliminations     Consolidated
                                    ------------    -------------    -----------    -----------    -------------    -------------
Interest income                        $ 30,374        $  23,093       $    925      $   4,411       $   (1,379)       $  57,424
Interest expense                          9,585            5,292            271            720           (1,301)          14,567
                                    ------------    -------------    -----------    -----------    -------------    -------------
      Net interest income                20,789           17,801            654          3,691              (78)          42,857
Provision for loan losses                   949            1,688             23            728                -            3,388
Non-interest income                      10,026            7,156            156          4,301             (668)          20,971
Depreciation and amortization             1,475              642             25            141               (3)           2,280
Other non-interest expense               16,521           12,461            983          6,001               60           36,026
                                    ------------    -------------    -----------    -----------    -------------    -------------
Earnings (loss) before
   income taxes                          11,870           10,166           (221)         1,122             (803)          22,134
Income tax expense (benefit)              3,627            3,070            (85)           398             (272)           6,738
                                    ------------    -------------    -----------    -----------    -------------    -------------
      Net earnings (loss)              $  8,243        $   7,096       $   (136)     $     724       $     (531)       $  15,396
                                    ============    =============    ===========    ===========    =============    =============

                                                                 Nine Months Ended,
                                                                September 30, 2005
                                            MS          LA                 FL         Other       Eliminations     Consolidated
                                    -------------   ------------    ------------    -----------   --------------   --------------
Interest income                        $ 100,536      $  79,464       $   4,829      $  12,663       $  (7,290)        $ 190,202
Interest expense                          33,244         23,645           1,306          2,751          (7,038)           53,908
                                    -------------   ------------    ------------    -----------   --------------   --------------
      Net interest income                 67,292         55,819           3,523          9,912            (252)          136,294
Provision for loan losses                 24,868         14,462             228          1,998               -            41,556
Non-interest income                       41,924         21,814             277         17,083            (127)           80,971
Depreciation and amortization              4,240          1,876             350            378               -             6,844
Other non-interest expense                54,824         41,038           3,362         20,786              63           120,073
                                    -------------   ------------    ------------    -----------   --------------   --------------
Earnings (loss) before
   income taxes                           25,284         20,257           (140)          3,832            (442)           48,792
Income tax expense (benefit)               7,126          5,563            (53)          1,255             (68)           13,824
                                    -------------   ------------    ------------    -----------   --------------   --------------
      Net earnings (loss)              $  18,158      $  14,694       $    (87)      $   2,577       $    (374)        $  34,968
                                    =============   ============    ============    ===========   ==============   ==============

                                                                 Nine Months Ended,
                                                                September 30, 2004
                                         MS             LA                 FL         Other       Eliminations     Consolidated
                                    -------------   ------------    ------------    -----------   --------------   --------------
Interest income                        $  89,122      $  67,178       $   1,962      $  12,591       $  (3,269)       $  167,584
Interest expense                          28,256         14,627             627          1,749          (3,004)           42,255
                                    -------------   ------------    ------------    -----------   --------------   --------------
      Net interest income                 60,866         52,551           1,335         10,842            (265)          125,329
Provision for loan losses                  3,775          4,202             387          2,377               -            10,741
Non-interest income                       29,556         26,084             306         14,156          (1,862)           68,240
Depreciation and amortization              4,434          2,010              25            419               -             6,888
Other non-interest expense                51,372         38,101           2,085         18,171             388           110,118
                                    -------------   ------------    ------------    -----------   --------------   --------------
Earnings (loss) before
   income taxes                           30,841         34,322           (856)          4,031          (2,519)           65,822
Income tax expense (benefit)               9,052         10,532           (330)          1,454            (799)           19,909
                                    -------------   ------------    ------------    -----------   --------------   --------------
      Net earnings (loss)              $  21,789      $  23,790       $   (526)      $   2,577       $  (1,717)        $  45,913
                                    =============   ============    ============    ===========   ==============   ==============
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangibles”, the Company tests its goodwill for impairment annually. No impairment charges were recognized as of September 30, 2005. Intangibles totaling $4.7 million were recorded during the third quarter and resulted from the acquisition of J. Everett Eaves, Inc. The carrying amount of goodwill as of September 30, 2005 and December 31, 2004 was $56.7 million and $55.4 million, respectively. In addition to recording intangibles associated with the J. Everett Eaves, Inc. acquisition, reclassifications of certain intangibles were effected due to the re-allocation of intangibles related to the acquisition of Ross-King-Walker, Inc. as a result of obtaining an independent appraisal, as previously disclosed.

The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated (amounts in thousands):

                                                                 As of                                     As of
                                                          September 30, 2005                        December 31, 2004
                                                --------------------------------------     --------------------------------------
                                                Gross Carrying          Accumulated        Gross Carrying          Accumulated
                                                    Amount              Amortization           Amount              Amortization
                                                ---------------        ---------------     ---------------        ---------------
Amortizable Intangible Assets:

      Core deposit intangibles                    $     14,148           $      5,524        $     14,148           $      4,281

      Value of insurnace business acquired               7,489                  1,470               2,575                    179

      Mortgage servicing rights                          4,582                  2,722               4,835                  2,315
                                                ---------------        ---------------     ---------------        ---------------

         Total                                    $     26,219           $      9,716        $     21,558           $      6,775
                                                ===============        ===============     ===============        ===============

                                                         Three months ended Sept. 30              Nine months ended Sept. 30
                                                ---------------------------------------     -------------------------------------
                                                      2005                    2004                2005                   2004
                                                ---------------         ---------------     ---------------       ---------------
Aggregate Amortization Expense for:

      Core deposit intangibles                    $        411            $        498        $      1,243           $     1,267

      Value of insurnace business acquired                 103                      60                 433                   139

      Mortgage servicing rights                            197                     254                 635                   808
                                                ---------------         ---------------     ---------------       ---------------

         Total                                    $        711            $        812        $      2,311           $     2,214
                                                ===============         ===============     ===============       ===============

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

RETIREMENT PLANS

Net periodic benefits cost includes the following components for the three and nine months ended September 30, 2005 and 2004 (amounts in thousands):

                                                                    Three months ended September 30,

                                                     Pension Benefits                      Other Post-retirement Benefits
                                             ---------------------------------            --------------------------------
                                                 2005                2004                     2005               2004
                                             -------------       -------------            -------------       ------------
Service Cost                                   $  538,285          $  514,357                $  77,500          $  69,472

Interest Cost                                     848,769             787,772                   97,000             92,714

Expected return on plan assets                   (852,597)           (760,753)                       -                  -

Amortization of prior service cost                  6,531              20,712                  (13,250)           (13,259)

Amortization of net loss                          249,765             234,478                   22,000             20,589

Amortization of transition obligation                   -                   -                    1,250              1,288

                                             -------------       -------------            -------------       ------------
Net periodic benefit cost                      $  790,753          $  796,566               $  184,500         $  170,804
                                             =============       =============            =============       ============

                                                                    Nine months ended September 30,

                                                     Pension Benefits                      Other Post-retirement Benefits
                                             ---------------------------------            --------------------------------
                                                 2005                2004                     2005               2004
                                             -------------       -------------            -------------       ------------

Service Cost                                   $1,614,855          $1,543,071               $  232,500          $  208,416

Interest Cost                                   2,546,307           2,363,316                  291,000             278,142

Expected return on plan assets                 (2,557,791)         (2,282,259)                       -                   -

Amortization of prior service cost                 19,593              62,138                  (39,750)            (39,777)

Amortization of net loss                          749,295             703,434                   66,000              61,767

Amortization of transition obligation                   -                   -                    3,750               3,864

                                             -------------       -------------            -------------       -------------
Net periodic benefit cost                      $2,372,259          $2,389,700               $  553,500          $  512,412
                                             =============       =============            =============       =============

The Company anticipates that it will contribute $3.2 million to its pension plan and approximately $474,000 for post-retirement benefits in 2005. During the first, second and third quarter of 2005, the Company contributed $683,000, $683,000 and $683,000 respectively, to its pension plan and approximately $133,000, $131,000 and 129,000, respectively, for post-retirement benefits.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (amounts in thousands):

                                                        Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                       ---------------------------------     ---------------------------------
                                                           2005               2004               2005               2004
                                                       --------------     --------------     --------------     --------------

Balance of allowance for loan losses
  at beginning of period                                 $    41,382        $    38,300        $    40,682        $    36,750
  Provision for loan losses                                   36,905              3,388             41,556             10,741
Loans charged-off:
     Commercial, Real Estate & Mortgage                        1,139                880              3,089              4,501
     Direct & Indirect Consumer                                1,134              1,306              4,171              4,644
     Finance Company                                             628                721              1,723              1,987
     Demand Deposit Accounts                                     798              1,574              2,281              3,734
                                                       --------------     --------------     --------------     --------------
  Total charge-offs                                            3,699              4,481             11,264             14,866
                                                       --------------     --------------     --------------     --------------
Recoveries of loans previously
  charged-off:
     Commercial, Real Estate & Mortgage                        1,150                167              2,065              1,868
     Direct & Indirect Consumer                                  268                398              1,324              1,339
     Finance Company                                             116                 94                366                310
     Demand Deposit Accounts                                     462                859              1,855              2,583
                                                       --------------     --------------     --------------     --------------
  Total recoveries                                             1,996              1,518              5,610              6,100
                                                       --------------     --------------     --------------     --------------
  Net charge-offs                                              1,703              2,963              5,654              8,766
                                                       --------------     --------------     --------------     --------------
  Balance of allowance for loan losses
    at end of period                                     $    76,584        $    38,725        $    76,584        $    38,725
                                                       ==============     ==============     ==============     ==============

The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

                                                              Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                             ------------------------------    --------------------------------
                                                                2005              2004             2005               2004
                                                             ------------     -------------    -------------      -------------
Ratios :
  Net charge-offs to average net loans (annualized)                0.23%             0.45%            0.27%              0.46%
  Net charge-offs to period-end net loans (annualized)             0.23%             0.44%            0.76%              0.44%
  Allowance for loan losses to average net loans                   2.62%             1.47%            2.69%              1.51%
  Allowance for loan losses to period-end net loans                2.57%             1.45%            2.57%              1.45%
  Net charge-offs to loan loss allowance                           2.23%             7.65%            7.38%             22.64%
  Provision for loan losses to net charge-offs                  2165.65%           114.34%          734.87%            122.53%

IMPAIRMENT OF LOANS

As of September 30, 2005 and December 31, 2004, the Company had investments in classified loans totaling $153.4 million and $119.4 million, respectively. The Company's Allowance for Loan Losses includes reserves of $15.7 million and $13.6 million associated with these loans as of September 30, 2005 and December 31, 2004, respectively. The remaining amount of these loans, $138.7 million and $105.8, respectively, is not provided for specifically in the Allowance for Loan Losses.

In some instances, loans are placed on a nonaccrual status. All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a nonaccrual status. For such period as a loan is in a nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status.

The Company’s average investment in impaired loans for the periods reported is shown in the table below.

      Three months ended Sept. 30,                    Nine months ended Sept. 30,         Twelve months
-----------------------------------------            -------------------------------          ended
      2005                    2004                     2005                2004           Dec. 31, 2004
------------------       ----------------            ----------       ---------------    ----------------

   $  8,394                $  8,911                   $ 8,472            $  10,137            $  9,796

Note:  In accordance with accounting principles generally accepted in the United States of America, no interest income was recognized on nonaccrual loans.
IMPAIRMENT OF FIXED ASSETS

The Company sustained significant impairment to several of its facilities and equipment in its coastal markets in Mississippi and Louisiana on August 29, 2005 as Hurricane Katrina passed over the Mississippi and Louisiana coasts. Losses related to the damaged facilities and equipment have been charged against earnings in the third quarter of 2005. The losses have been determined with information currently available as to estimated identified carrying amounts of impaired assets and extent of damage sustained. Should the sustained damage differ from the initial assessments, the result may cause additional charges against or adjustment of estimated losses to flow to future earnings. The amount of estimated losses recorded for the current period totaled $9.7 million.

The percent of damage sustained was determined by independent consultants, insurance adjusters and the Company’s Facilities Management personnel. Policies held by the Company provide for replacement value coverage.

Casualty loss receivables in the amount of $26.5 million were recorded in the third quarter of 2005 and were based on substantially complete settlement agreements with the respective insurance carriers.

NET EARNINGS PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                              Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                            -------------------------------    ------------------------------
                                                                2005              2004             2005             2004
                                                            -------------     -------------    -------------    -------------
Net earnings - used in computation of diluted
       earnings per share                                        $ 1,435          $ 15,396         $ 34,968         $ 45,913
                                                            =============     =============    =============    =============

Weighted average number of shares
       outstanding - used in computation of
       basic earnings per share                                   32,308            32,495           32,388           32,365
Effect of dilutive securities
       Stock options and restricted stock awards                     632               559              571              674
                                                            -------------     -------------    -------------    -------------

Weighted average number of shares
       outstanding plus effect of dilutive
       securities - used in computation of
       diluted earnings per share                                 32,940            33,054           32,959           33,039
                                                            =============     =============    =============    =============

There were no anti-dilutive shares outstanding for the three and nine months ended September 30, 2005 and 2004.

SELECTED FINANCIAL DATA

The following tables present selected comparative financial data. All share and per share data have been restated to reflect the 100% stock dividend made March 18, 2004.

(amounts in thousands, except per share data)
                                                                    Three Months Ended              Nine Months Ended
                                                              ---------------------------    ---------------------------
                                                               9/30/2005     9/30/2004        9/30/2005     9/30/2004
                                                              ------------- -------------    ------------- -------------
Per Common Share Data
Earnings per share:
    Basic                                                         $0.04         $0.47            $1.08         $1.42
    Diluted                                                       $0.04         $0.47            $1.06         $1.39
Cash dividends per share                                         $0.195        $0.165           $0.525        $0.415
Book value per share (period end)                                $14.52        $14.16           $14.52        $14.16
Weighted average number of shares:
    Basic                                                        32,308        32,495           32,388        32,365
    Diluted (1)                                                  32,940        33,054           32,959        33,039
Period end number of shares                                      32,309        32,472           32,309        32,472
Market data:
    High closing price                                           $37.84        $34.27           $37.84        $34.27
    Low closing price                                            $29.93        $27.32           $28.25        $25.00
    Period end closing price                                     $34.14        $31.79           $34.14        $31.79
    Trading volume                                                8,760         2,792           15,575         8,789

(1) There were no anti-dilutive shares outstanding for the three and nine months ended September 30, 2005 and 2004.

(dollar amounts in thousands)
                                                                        Three Momths Ended             Nine Months Ended
                                                                     --------------------------    --------------------------
                                                                      9/30/2005    9/30/2004        9/30/2005    9/30/2004
                                                                     ------------ -------------    ------------ -------------
Performance Ratios
Return on average assets                                                   0.12%         1.37%           0.98%         1.40%
Return on average common equity                                            1.18%        13.67%           9.81%        13.88%
Earning asset yield (Tax Equivalent ("TE"))                                6.19%         5.86%           6.06%         5.84%
Total cost of funds                                                        1.80%         1.44%           1.67%         1.43%
Net interest margin (TE)                                                   4.40%         4.42%           4.39%         4.41%
Non-interest expense as a percent of total revenue (TE)
    before amortization of purchased intangibles, net storm-
    related items, gains on sale of branches and credit card
    merchant, and securities transactions                                 60.85%        57.55%          59.53%        59.72%
Average common equity as a percent of average total assets                10.13%        10.00%          10.00%        10.06%
Leverage ratio (period end)                                                8.64%         8.86%           8.64%         8.86%
FTE Headcount                                                              1,590         1,731           1,590         1,731

Asset Quality Information
Non-accrual loans                                                        $10,373        $7,770         $10,373        $7,770
Foreclosed assets                                                         $2,973        $4,151          $2,973        $4,151
Total non-performing assets                                              $13,346       $11,921         $13,346       $11,921
Non-performing assets as a percent of loans and
 foreclosed assets                                                         0.45%         0.44%           0.45%         0.44%
Accruing loans 90 days past due                                           $6,156        $5,277          $6,156        $5,277
Accruing loans 90 days past due as a percent of loans                      0.21%         0.20%           0.21%         0.20%
Non-performing assets + accruing loans 90 days past due
  to loans and foreclosed assets                                           0.65%         0.64%           0.65%         0.64%
Net charge-offs                                                           $1,704        $2,963          $5,655        $8,766
Net charge-offs as a percent of average loans                              0.23%         0.45%           0.27%         0.46%
Allowance for loan losses                                                $76,584       $38,725         $76,584       $38,725
Allowance for loan losses as a percent of period end loans                 2.57%         1.45%           2.57%         1.45%
Allowance for loan losses to NPAs + accruing loans
 90 days past due                                                        392.70%       225.17%         392.70%       225.17%
Provision for loan losses                                                $36,905        $3,388         $41,556       $10,741
Provision for loan losses to net charge-offs                            2165.65%       114.34%         734.87%       122.53%

Average Balance Sheet
Total loans                                                           $2,918,709    $2,640,689      $2,844,003    $2,561,148
Securities                                                             1,364,219     1,368,701       1,388,143     1,353,685
Short-term investments                                                    52,933        15,667          77,300        40,080
Earning assets                                                         4,335,861     4,025,057       4,309,446     3,954,913
Allowance for loan losses                                               (41,765)      (38,455)        (41,217)      (37,753)
Other assets                                                             487,867       495,787         496,811       474,770
Total assets                                                          $4,781,962    $4,482,388      $4,765,041    $4,391,930

Non-interest bearing deposits                                           $729,216      $654,780        $720,413      $642,836
Interest bearing transaction deposits                                  1,311,779     1,370,508       1,321,105     1,360,280
Interest bearing public fund deposits                                    617,017       556,300         670,477       584,568
Time deposits                                                          1,143,691     1,032,267       1,116,876     1,012,857
Total interest bearing deposits                                        3,072,488     2,959,075       3,108,457     2,957,705
Total deposits                                                         3,801,704     3,613,856       3,828,870     3,600,541
Other borrowed funds                                                     335,758       286,629         304,192       253,897
Other liabilities                                                        160,232       133,831         155,437        92,705
Preferred stock                                                                -             -               -         2,992
Common stockholders' equity                                              484,269       448,072         476,542       441,795
Total liabilities & common stockholders' equity                       $4,781,962    $4,482,388      $4,765,041    $4,391,930

(dollar amounts in thousands)
                                                                  Three Months Ended            Nine Months Ended
                                                              --------------------------    --------------------------
                                                               9/30/2005     9/30/2004       9/30/2005    9/30/2004
                                                              ------------- ------------    ------------ -------------
Period end Balance Sheet
Commercial/real estate loans                                    $1,637,011   $1,414,104      $1,637,011    $1,414,104
Mortgage loans                                                     441,512      404,697         441,512       404,697
Direct consumer loans                                              501,704      495,357         501,704       495,357
Indirect consumer loans                                            339,822      302,897         339,822       302,897
Finance company loans                                               64,121       60,436          64,121        60,436
Total loans                                                      2,984,170    2,677,490       2,984,170     2,677,490
Securities                                                       1,323,166    1,349,594       1,323,166     1,349,594
Short-term investments                                             141,270        7,403         141,270         7,403
Earning assets                                                   4,448,606    4,034,487       4,448,606     4,034,487
Allowance for loan losses                                          (76,584)     (38,725)        (76,584)      (38,725)
Other assets                                                       541,467      495,887         541,467       495,887
Total assets                                                    $4,913,490   $4,491,649      $4,913,490    $4,491,649

Non-interest bearing deposits                                     $909,585     $650,484        $909,585      $650,484
Interest bearing transaction deposits                            1,369,886    1,358,262       1,369,886     1,358,262
Interest bearing public funds deposits                             574,603      569,627         574,603       569,627
Time deposits                                                    1,171,080    1,023,932       1,171,080     1,023,932
Total interest bearing deposits                                  3,115,568    2,951,821       3,115,568     2,951,821
Total deposits                                                   4,025,153    3,602,304       4,025,153     3,602,304
Other borrowed funds                                               249,228      286,956         249,228       286,956
Other liabilities                                                  170,049      142,445         170,049       142,445
Common stockholders' equity                                        469,059      459,943         469,059       459,943
Total liabilities & common stockholders' equity                 $4,913,490   $4,491,649      $4,913,490    $4,491,649

Net Charge-Off Information
Net charge-offs (recoveries):
Commercial/real estate loans                                          ($17)        $734            $955        $2,682
Mortgage loans                                                           7          (22)             70           (49)
Direct consumer loans                                                  861        1,222           1,853         3,040
Indirect consumer loans                                                342          402           1,420         1,417
Finance company loans                                                  511          627           1,357         1,676
                                                              ------------- ------------    ------------ -------------
Total net charge-offs                                               $1,704       $2,963          $5,655        $8,766
                                                              ============= ============    ============ =============

Net charge-offs to average loans:
Commercial/real estate loans                                         0.00%        0.21%           0.08%         0.27%
Mortgage loans                                                       0.01%       -0.02%           0.02%        -0.02%
Direct consumer loans                                                0.68%        1.00%           0.49%         0.84%
Indirect consumer loans                                              0.40%        0.54%           0.59%         0.67%
Finance company loans                                                3.17%        4.16%           2.91%         3.88%
Total net charge-offs to average net loans                           0.23%        0.45%           0.27%         0.46%

(dollar amounts in thousands)
                                                                       Three Months Ended             Nine Months Ended
                                                                  ----------------------------   ----------------------------
                                                                      9/30/2005     9/30/2004        9/30/2005     9/30/2004
                                                                  ----------------------------   ----------------------------
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans                                                                    67.32%        65.61%           65.99%        64.76%
Securities                                                               31.46%        34.00%           32.21%        34.23%
Short-term investments                                                    1.22%         0.39%            1.79%         1.01%
Earning assets                                                          100.00%       100.00%          100.00%       100.00%

Non-interest bearing deposits                                            16.82%        16.27%           16.72%        16.25%
Interest bearing transaction deposits                                    30.25%        34.05%           30.66%        34.39%
Interest bearing public funds deposits                                   14.23%        13.82%           15.56%        14.78%
Time deposits                                                            26.38%        25.65%           25.92%        25.61%
Total deposits                                                           87.68%        89.78%           88.85%        91.04%
Other borrowed funds                                                      7.74%         7.12%            7.06%         6.42%
Other net interest-free funding sources                                   4.58%         3.09%            4.09%         2.54%
Total funding sources                                                   100.00%       100.00%          100.00%       100.00%

Loan mix:
Commercial/real estate loans                                             54.28%        52.87%           53.91%        52.69%
Mortgage loans                                                           14.75%        15.17%           14.71%        15.09%
Direct consumer loans                                                    17.28%        18.45%           17.79%        18.97%
Indirect consumer loans                                                  11.49%        11.24%           11.40%        10.99%
Finance company loans                                                     2.19%         2.27%            2.19%         2.26%
Total loans                                                             100.00%       100.00%          100.00%       100.00%

Average dollars
Loans                                                                $2,918,709    $2,640,689       $2,844,003    $2,561,148
Securities                                                            1,364,219     1,368,701        1,388,143     1,353,685
Short-term investments                                                   52,933        15,667           77,300        40,080
                                                                  ----------------------------   ----------------------------
Earning assets                                                       $4,335,861    $4,025,057       $4,309,446    $3,954,913
                                                                  ============================   ============================

Non-interest bearing deposits                                          $729,216      $654,780         $720,413      $642,836
Interest bearing transaction deposits                                 1,311,779     1,370,508        1,321,105     1,360,280
Interest bearing public funds deposits                                  617,017       556,300          670,477       584,568
Time deposits                                                         1,143,691     1,032,267        1,116,876     1,012,857
                                                                  ----------------------------   ----------------------------
Total deposits                                                        3,801,704     3,613,856        3,828,870     3,600,541
Other borrowed funds                                                    335,758       286,629          304,192       253,897
Other net interest-free funding sources                                 198,399       124,572          176,384       100,475
                                                                  ----------------------------   ----------------------------
Total funding sources                                                $4,335,861    $4,025,057       $4,309,446    $3,954,913
                                                                  ============================   ============================

Loans:
Commercial/real estate loans                                         $1,584,244    $1,396,149       $1,533,208    $1,349,498
Mortgage loans                                                          430,615       400,710          418,479       386,485
Direct consumer loans                                                   504,362       487,139          505,899       485,918
Indirect consumer loans                                                 335,482       296,755          324,122       281,488
Finance company loans                                                    64,006        59,935           62,295        57,759
                                                                  ----------------------------   ----------------------------
Total average loans                                                  $2,918,709    $2,640,689       $2,844,003    $2,561,148
                                                                  ============================   ============================

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No.123(R), "SHARE-BASED PAYMENT"

On December 16, 2004, the Financial Accounting Standards Board (FASB) published SFAS No. 123(R), “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. It will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This Statement is the result of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS No. 123(R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. The Company will adopt SFAS No.123(R) effective January 1, 2006. The effect of this statement on the consolidated financial statements is not expected to be material.

EMERGING ISSUES TASK FORCE ISSUE 03-1, "MEANING OF OTHER THAN TEMPORARY IMPAIRMENT"

In September 2004, the FASB approved issuance of Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. The FASB recently discussed a staff position that will replace the recognition guidance of EITF 03-1. The new staff position is expected to reference existing GAAP and therefore should not impact the Company’s current accounting for other-than-temporary impairment of investments. Effective July 1, 2004, the Company adopted all other provisions of EITF 03-1, including measurement guidance for evaluating whether impairment has occurred for marketable securities and cost method investments. Adoption of these requirements did not have a material effect on the results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No.154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS"

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. Then the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earning for that period rather that being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. The effective date of this statement is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, this Statement is effective for the Company as of January 1, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides management’s analysis of certain factors that have affected the Company’s consolidated financial condition and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. At September 30, 2005, the Company operated more than 100 banking offices and more than 130 automated teller machines (ATMs) in the states of Mississippi, Louisiana and Florida through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL). Hancock Bank MS also operates a loan production office in the State of Alabama. Hancock Bank MS, Hancock Bank LA, and Hancock Bank FL are referred to collectively as the “Banks”.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At September 30, 2005, the Company had total assets of $4.9 billion and employed on a full-time equivalent basis 1,094 persons in Mississippi, 463 persons in Louisiana and 33 persons in Florida.

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

The following liquidity ratios at September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004 compare certain assets and liabilities to total deposits or total assets:

                                          September 30,         June 30,          March 31,         December 31,
                                               2005               2005              2005                2004
                                         -----------------    --------------   ----------------    ---------------

Total securities to total deposits            32.87%             36.01%            36.38%              34.29%

Total loans (net of unearned
      income) to total deposits               74.14%             74.26%            71.82%              72.37%

Interest-earning assets
      to total assets                         90.54%             90.48%            90.18%              90.06%

Interest-bearing deposits
      to total deposits                       77.40%             81.11%            81.37%              81.64%
Capital Resources

The Company continues to maintain an adequate capital position. The ratios as of September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004 are as follows:

                                                     September 30,         June 30,          March 31,        December 31,
                                                          2005               2005              2005               2004
                                                    -----------------    -------------    ----------------   ----------------

Average equity to average assets                         10.13%              9.94%             9.94%             10.11%

Regulatory ratios:

      Average equity to average assets (1)                9.78%             10.05%            10.02%             10.17%

      Total capital to risk-weighted assets (2)          12.82%             13.58%            13.49%             13.58%

      Tier 1 capital to risk-weighted
      assets (3)                                         11.57%             12.41%            12.30%             12.39%

      Leverage capital to average total assets (4)        8.61%              8.83%             8.75%              8.97%

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

RESULTS OF OPERATIONS

Net Earnings

Net earnings for the nine months of 2005 totaled $35.0 million, compared to $45.9 million reported for the first nine months of 2004, a decrease of $10.9 million, or 23.7%. Net earnings decreased $14.0 million, or 90.9%, to $1.4 million for the third quarter of 2005 compared to $15.4 million in third quarter of 2004.

Hancock’s third quarter earnings were significantly impacted by Hurricane Katrina which struck the coasts of Mississippi and Louisiana on August 29, 2005. While the total impact of this hurricane on Hancock’s financial condition and results of operation may not be known for some time, the Company has included in third quarter earnings, certain charges, including the establishment of specific accruals, related to the hurricane. The pretax negative impact of Hurricane Katrina on Hancock’s third quarter earnings totaled $26.71 million. The $26.71 million net pretax negative impact included the following items: $35.20 million (pretax) to establish a storm-related provision for credit losses, a $1.86 million charge (pretax) related to direct expenses incurred through September 30, 2005, and approximately $3.79 million (pretax) of fees and service charges that were waived to assist affected individuals and businesses. Also included in the $26.71 million impact was a net pretax gain of $14.14 million representative of write-off of destroyed or impaired assets totaling $9.7 million offset by recognition of receivables representing only the portion of casualty loss claims for which settlement was substantially complete.

Excluding the aforementioned impact of Hurricane Katrina, Hancock’s third quarter 2005 earnings were $18.81 million, an increase of $3.41 million, or 22%, from the third quarter of 2004. Diluted earnings per share for the third quarter of 2005, excluding the hurricane’s impact, were $0.57, an increase of $0.11, or 23%, from the same quarter a year ago. Compared to the second quarter of 2005, third quarter earnings, excluding the hurricane’s impact, were up $.70 million, or 4%, with diluted earnings per share up $0.02, also a 4% increase.

The Company’s third quarter return on average assets, excluding the impact of hurricane Katrina, was 1.56%, while the return on average equity was 15.41%. These returns were 4 and 14 basis points higher, respectively, than the second quarter of 2005.

The Company carries business interruption insurance coverage for revenue loss an event-related expense. Expenses for which reimbursement is expected are expensed as incurred. A recovery of those items for which the Company receives reimbursement, if any, will be recognized in the period payment is received.

The following is selected information for quarterly and year-to-date comparison:

                                                           Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                                        ------------------------------------    ----------------------------------
                                                            2005                   2004             2005                 2004
                                                        -------------          -------------    -------------        -------------

Results of Operations:

      Return on average assets                                0.12%                 1.37%            0.98%                1.40%

      Return on average equity                                1.18%                13.67%            9.81%               13.88%

Net Interest Income:

      Yield on average interest-earning assets (TE)           6.19%                 5.86%            6.06%                5.84%

      Cost of average interest-bearing funds                  2.29%                 1.79%            2.11%                1.76%
                                                        -------------          -------------    -------------        -------------

      Net interest spread (TE)                                3.91%                 4.07%            3.95%                4.08%
                                                        =============          =============    =============        =============

      Net interest margin (TE)
         (net interest income on a tax-equivalent basis
         divided by average interest-earning assets)          4.40%                 4.42%            4.39%                4.41%
                                                        =============          =============    =============        =============
NET INTEREST INCOME

Net interest income (te) for the third quarter of 2005 increased $3.23 million, or 7%, from the third quarter of 2004, and was up $.04 million, or .1%, from the second quarter of 2005. The Company’s net interest margin (te) was 4.40% in the third quarter of 2005, 2 basis points narrower than the same quarter a year ago and 2 basis points narrower than the previous quarter.

Compared to the same quarter a year ago, the primary driver of the $3.23 million increase in net interest income (te) was a $311 million, or 8%, increase in average earning assets mainly from average loan growth of $278 million, or 11%. Average deposit growth of $188 million, or 5%, along with an increase in other borrowings (mostly customer repurchase agreements) of $49 million, or 17%, funded the Company’s loan growth and related increase in earning assets. The overall improvement in the earning asset mix enabled the Company to improve its loan to deposit ratio to approximately 77% in the third quarter of 2005. In addition, loans now comprise 67% of the Company’s earning asset base, as compared to 66% for the same quarter a year ago. The net interest margin (te) narrowed 2 basis points as the increase in the earning asset yield (34 basis points) did not offset the increase in total funding costs (36 basis points).

The Company’s level of net interest income (te) in the third quarter of 2005 was essentially flat with the prior quarter - up $.04 million, or .1%. Although the Company experienced significant loan growth in the third quarter with average loans increasing $83 million, average earning assets were up only $3.54 million, or .1%. The entire increase in average loans for the quarter was funded through reductions in the Company’s securities portfolio (down $85 million from the previous quarter). Average deposits were down $49 million, compared to the prior quarter, as outflows of public funds totaling $65 million were experienced during the third quarter. The reduction in average deposits was mitigated, in part, by a $31 million increase in other borrowings. The net interest margin (te) narrowed 2 basis points from the prior quarter as the yield on average earning assets increased 11 basis points, while total funding costs were up 14 basis points. The higher overall cost of funds was due largely to a 46 basis point increase in the funding costs of the Company’s $642 million public fund deposit base, most of which is indexed to short-term rates.

The following tables detail the components of the Company’s net interest spread and net interest margin.

                                                    Three Months Ended Sept. 30,       Three Months Ended Sept. 30,
                                                 ---------------------------------- ----------------------------------
                                                               2005                               2004
                                                 ---------------------------------- ----------------------------------
(dollars in thousands)                            Interest      Volume      Rate    Interest      Volume       Rate
                                                 ----------- ------------- -------- ---------- -------------- --------
Average Earning Assets
Commercial & real estate loans (TE)                 $25,770    $1,584,244    6.46%    $19,650     $1,396,149    5.60%
Mortgage loans                                        5,921       430,615    5.50%      5,753        400,710    5.74%
Consumer loans                                       17,772       903,850    7.80%     15,991        843,830    7.54%
Loan fees & late charges                              2,183             -    0.00%      2,179              -    0.00%
                                                 ----------- ------------- -------- ---------- -------------- --------
  Total loans (TE)                                   51,646    $2,918,709    7.03%     43,573      2,640,689    6.57%

US treasury securities                                   62        11,296    2.17%        149         11,391    5.19%
US agency securities                                  4,834       464,450    4.16%      4,757        445,886    4.27%
CMOs                                                  2,251       229,934    3.92%      2,815        285,862    3.94%
Mortgage backed securities                            4,773       436,733    4.37%      4,388        399,959    4.39%
Municipals (TE)                                       2,792       160,502    6.96%      3,030        169,812    7.14%
Other securities                                        733        61,304    4.78%        434         55,790    3.11%
                                                 ----------- ------------- -------- ---------- -------------- --------
  Total securities (TE)                              15,444     1,364,219    4.53%     15,572      1,368,701    4.55%

Fed funds sold                                          409        44,535    3.65%         27          7,807    1.36%
Cds with banks                                            6         8,398    0.30%         13          7,860    0.66%
                                                 ----------- ------------- -------- ---------- -------------- --------
  Total short-term investments                          416        52,933    3.12%         40         15,667    1.01%

  Average earning assets yield (TE)                 $67,506    $4,335,861    6.19%    $59,184     $4,025,057    5.86%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                $2,317    $1,311,779    0.70%     $2,067     $1,370,508    0.60%
Time deposits                                        10,222     1,143,691    3.55%      8,971      1,032,267    3.46%
Public Funds                                          4,740       617,017    3.05%      2,295        556,300    1.64%
                                                 ----------- ------------- -------- ---------- -------------- --------
   Total interest bearing deposits                   17,279    $3,072,487    2.23%     13,333      2,959,075    1.79%

Customer repos                                        1,467       248,505    2.34%        532        212,573    1.00%
Other borrowings                                        913        87,253    4.15%        702         70,223    3.98%
                                                 ----------- ------------- -------- ---------- -------------- --------
  Total borrowings                                    2,380       335,758    2.81%      1,234        282,796    1.74%

  Total interest bearing liability cost             $19,659    $3,408,246    2.29%    $14,567     $3,245,705    1.79%

Noninterest-bearing deposits                                      729,216                            654,780
Other net interest-free funding sources                           198,399                            124,572

Total Cost of Funds                                 $19,659    $4,335,861    1.80%    $14,567     $4,025,057    1.44%

Net Interest Spread (TE)                            $47,847                  3.91%    $44,617                   4.07%

Net Interest Margin (TE)                            $47,847    $4,335,861    4.40%    $44,617     $4,025,057    4.42%

                                                     Nine Months Ended Sept. 30,         Nine Months Ended Sept 30,
                                                 ----------------------------------- ----------------------------------
                                                                2005                               2004
                                                 ----------------------------------- ----------------------------------
(dollars in thousands)                            Interest      Volume       Rate    Interest      Volume       Rate
                                                 ----------- ------------- --------- ---------- ------------- ---------

Average Earning Assets
Commercial & real estate loans (TE)                 $71,847    $1,533,208     6.26%    $56,185    $1,349,498     5.56%
Mortgage loans                                       17,504       418,479     5.58%     16,538       386,485     5.71%
Consumer loans                                       51,200       892,316     7.67%     47,458       825,165     7.68%
Loan fees & late charges                              6,510             -     0.00%      6,755             -     0.00%
                                                 ----------- ------------- --------- ---------- ------------- ---------
  Total loans (TE)                                  147,061     2,844,003     6.91%    126,936     2,561,148     6.62%

US treasury securities                                  182        11,144     2.19%        312        10,857     3.84%
US agency securities                                 14,096       159,784     4.09%     13,250       424,328     4.16%
CMOs                                                  7,546       253,121     3.97%      8,857       305,801     3.86%
Mortgage backed securities                           14,490       439,270     4.40%     12,582       390,539     4.30%
Municipals (TE)                                       8,504       162,160     6.99%      9,416       175,975     7.13%
Other securities                                      2,189        62,664     4.66%      1,365        46,185     3.94%
                                                 ----------- ------------- --------- ---------- ------------- ---------
  Total securities (TE)                              47,008     1,388,143     4.52%     45,782     1,353,685     4.51%

Fed funds sold                                        1,404        67,093     2.80%        232        31,106     1.00%
Cds with banks                                           71         8,322     1.14%         32         7,150     0.60%
Other short-term investments                             32         1,885     2.26%         13         1,824     0.97%
                                                 ----------- ------------- --------- ---------- ------------- ---------
  Total short-term investments                        1,507        77,300     2.61%        277        40,080     0.92%

  Average earning assets yield (TE)                $195,576    $4,309,446     6.06%   $172,996    $3,954,913     5.84%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                $6,367    $1,321,105     0.64%     $6,151    $1,360,280     0.60%
Time deposits                                        29,151     1,116,876     3.49%     26,047     1,012,857     3.44%
Public Funds                                         12,900       670,477     2.57%      6,808       584,568     1.56%
                                                 ----------- ------------- --------- ---------- ------------- ---------
   Total interest bearing deposits                   48,417     3,108,457     2.08%     39,006     2,957,705     1.76%

Customer repos                                        3,226       231,736     1.86%      1,186       185,946     0.85%
Other borrowings                                      2,265        72,455     4.18%      2,063        64,662     4.26%
                                                 ----------- ------------- --------- ---------- ------------- ---------
  Total borrowings                                    5,491       304,192     2.41%      3,249       250,608     1.73%

  Total interest bearing liability cost             $53,908    $3,412,649     2.11%    $42,255    $3,211,602     1.76%

Noninterest-bearing deposits                                      720,413                            642,836
Other net interest-free funding sources                           176,384                            100,475

Total Cost of Funds                                 $53,908    $4,309,446     1.67%    $42,255    $3,954,913     1.43%

Net Interest Spread (TE)                           $141,667                   3.95%   $130,740                   4.08%

Net Interest Margin (TE)                           $141,667    $4,309,446     4.39%   $130,740    $3,954,913     4.41%
PROVISION FOR LOAN LOSSES

The amount of the allowance for loan losses equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. Provisions are made to the allowance to reflect the currently perceived risks of loss associated with the bank’s loan portfolio. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely.

During the third quarter of 2005, the Company established a special allowance of $35.2 million associated with the anticipated additional exposure created by the impact of damages sustained by borrowers from Hurricane Katrina. In establishing the special allowance for the loss exposure created by Hurricane Katrina, commercial and direct installment loans were segmented by division and loss factors applied based on the estimated percentage of loans affected by the storm. These loss factors were arrived at through a combination of objective and subjective criteria. Those divisions that were not significantly affected by the storm such as Florida, the Central Division in Louisiana and the Northern Division in Mississippi, where there was only wind damage, should be covered by standard homeowner's insurance, were not subject to flood damage and thus were not included for special reserve purposes. In determining the actual amount to reserve in the affected divisions (namely Pochartrain Division of Hancock Bank of Louisiana, and all remaining divisions of Hancock Bank of Mississippi, excluding the Northern Division) numerous considerations were used.

In the initial days after the storm, lending officers began an effort to personally contact each borrower to determine the extent of damage, to discuss the possibility of business interruption, to assess their insurance coverage, to inspect collateral and to gauge their early plans in regard to business continuation. A "Status Report" form was designed/completed to document various details of those discussions and meetings. Contacts were also made with several other banks in the region to determine their current processes as to establishing a special reserve and to review their experiences from hurricanes over the last two years. Banks on the Alabama Coast and in the Florida Panhandle were included in the group. The loan review department also compiled a preliminary watchlist from a review of all risk rating reports completed over the last year, identifying all loans with balances of $100,000 or greater that had a substantial probability of realizing major damage to property and or business interruption and related credit problems. Consultation with Management who had experience following Hurricane Camille in 1969 was used to gain the benefit of their experience for the purpose of this effort. Based on an assessment of all these sources, loss factors were assigned to the overall commercial and direct consumer loans in the affected divisions. Those factors were reflective of the geographic proximity to the most heavily affected areas, the early feed-back as recorded in the Status Reports and recommendations from managers in the field.

The lease portfolio was assumed to have a fairly high degree of exposure due to the location of leased equipment in areas that may have been flooded, but would not have been covered by flood insurance and credit problems occasioned by business interruption, loss of customer base and related issues. The loss factor arrived at for the lease portfolio reflects these concerns and also took into consideration that most lease contracts are void of any down-payment or equity by the customer.

The largest exposure in the direct consumer portfolio was in the home equity family of products. Personal contacts were made by lenders and the Consumer Centralized Underwriting Unit and property assessments were conducted. When the property was deemed to be damaged to the extent that excessive risk to the Banks was apparent, the lines were either frozen or closed so that no additional advances could be made. In some cases, the customer was asked to consider using a conventional construction loan to work through the rebuilding or repair process. The non-home equity portion of the direct portfolio was treated very much like the indirect portfolio (discussed just below) for special reserve purposes.

To estimate the credit loss on indirect auto loans, an analysis was done to estimate the number of vehicles affected. We realized that there would be no "wind vs water" insurance challenges associated with these loans. It was assumed insurance would pay the majority of losses with the Banks' exposure being in those units where the outstanding balance exceeded coverage and that in many instances; even these types of situations would not result in a loss due to "gap insurance" being written on 45% of vehicles financed. This product insures the difference between payoff and insured value. Based on the results of this analysis, total exposure was estimated to arrive at a total portfolio loss factor.

Mortgage loans, which may represent the largest exposure, were analyzed using property addresses (by zip code), flood map over-lays, and FEMA surge map over-lays of Hurricane Katrina affected areas to estimate the total balance that may have been affected. The greatest concern involving mortgages is the lack of flood insurance in those areas that were not in a federally designated flood zone. Also on larger homes, there was concern that some customers may have had only the maximum $250,000 coverage afforded under the National Flood Insurance Program and without additional supplemental coverage. A factor was assigned in light of those potential short-falls in coverage.

In addition to determining an adequate reserve for losses related to Hurricane Katrina, a review and renewing of the Company's "Insurance Check Policy and Procedure" was conducted. Proper handling of insurance checks would be critical in seeing that losses were minimized. That policy was rewritten with the assistance of lenders in the field, the in-house legal staff and credit administration personnel. Once complete, training was conducted in the field and selected representatives in the field were designated to insure proper handling of those checks or escrowing if needed.

Management believes that the allowance of $35.2 million, as indicated by the analysis conducted, is representative of their best estimate of inherent loss expected to be incurred as a result of Hurricane Katrina. The analysis of loss by loan type, described above, will be updated and revisions to this estimate of inherent loss will be made if and when determined.

The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances. (Dollar amounts shown are in thousands.)

                                                                                     At and for the
                                                          -------------------------------------------------------------------------
                                                             Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                          ---------------------------------       ---------------------------------
                                                              2005               2004                  2005              2004
                                                          --------------     --------------       ---------------    --------------
Annualized net charge-offs to average loans                    0.23%              0.45%                 0.27%             0.46%

Annualized provision for loan losses to average
      loans                                                    5.06%              0.51%                 5.84%             0.56%

Average allowance for loan losses to average loans             2.62%              1.47%                 2.69%             1.51%

Gross charge-offs                                          $   3,699          $   4,481             $  11,264         $  14,866

Gross recoveries                                           $   1,996          $   1,518             $   5,610         $   6,100

Non-accrual loans                                          $  10,373          $   7,770             $  10,373         $   7,770

Accruing loans 90 days or more past due                    $   6,156          $   5,277             $   6,156         $   5,277
NON-INTEREST INCOME

Excluding the impact of net storm-related items (net gain on insurance and direct expenses incurred), non-interest income for the third quarter of 2005 was up $627,000, or 3%, compared to the same quarter a year ago. Non-interest income, excluding the impact of net storm-related items, was down $3.10 million, or 13%, compared to the second quarter of 2005. The primary factors impacting the higher levels of non-interest income as compared to the same quarter a year ago, were higher levels of insurance fees (up $2.83 million) mostly related to the higher revenues associated with Magna Insurance Company, the Company’s wholly owned insurance company and the July, 1, 2005 acquisition of J. Everett Eaves, Inc. In addition, investment and annuity income was up $866,000, when compared to the same quarter a year ago. However, service charges were down $3.59 million due mostly to waived return item fees as a result of accommodations to customers impacted by Hurricane Katrina. The decrease in non-interest income for the third quarter of 2005 (excluding the 2005 net storm-related items and securities transactions) compared to the prior quarter was primarily due to decreases in service charges on deposit accounts (down $2.48 million due to waivers of return items as a result of Hurricane Katrina) and other income (down $1.05 million) and partly offsetting these items were increased insurance fees (up $1.38 million).

The components of non-interest income for the three and nine months ended September 30, 2005 and 2004 are presented in the following table (amounts in thousands):

                                                      Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                                   ------------------------------------    -------------------------------------
                                                       2005                   2004             2005                    2004
                                                   -------------          -------------    -------------           -------------
Service charges on deposit accounts                  $    7,975             $   11,567      $    27,924             $    32,568
Trust fees                                                2,761                  2,281            8,161                   6,544
Credit card merchant discount fees                        1,055                  1,197            3,160                   3,100
Income from insurance operations                          4,883                  2,056           12,262                   7,369
Investment & annuity fees                                 1,304                    438            4,039                   1,714
ATM fees                                                    871                  1,129            3,397                   3,393
Secondary mortgage market operations                        377                    529            1,552                   1,445
Other income                                              2,374                  1,776            8,227                   6,690
                                                   -------------          -------------    -------------           -------------
   Total other non-interest income                       21,600                 20,973           68,721                  62,823
Net storm-related items (Net gain on
    insurance less direct expenses incurred              12,276                      -           12,276                       -
Gain on sale of assets                                        -                      -                -                   5,258
Securities transactions gains (losses), net                 (18)                    (2)             (26)                    159
                                                   -------------          -------------    -------------           -------------
   Total non-interest income                         $   33,858             $   20,971      $    80,971             $    68,240
                                                   =============          =============    =============           =============
NON-INTEREST EXPENSE

Non-interest expenses for the third quarter of 2005 were $4.46 million higher, or 12%, compared to the same quarter a year ago and were $265,000 higher, or 1%, than the previous quarter. The increase from the same quarter a year ago was reflected in higher personnel expense (up $3.61 million) and higher expenses associated with Magna Insurance Company (up $1.21 million). The increase from the prior quarter was reflected in increased personnel expense (up $1.35 million) and higher Magna expenses ($815,000) partly offset by a lower level of other operating expenses (down $1.89 million).

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2005 and 2004.

                                                   Three Months Ended Sept. 30,              Nine Months Ended Sept. 30,
                                                ------------------------------------     ------------------------------------
(dollars in thousands)                              2005                   2004              2005                   2004
                                                -------------          -------------     -------------          -------------
Employee compensation                            $    19,799            $    17,298       $    55,854            $    50,945
Employee benefits                                      4,476                  3,366            13,725                 13,753
                                                -------------          -------------     -------------          -------------
      Total personnel expense                         24,275                 20,664            69,579                 64,698
                                                -------------          -------------     -------------          -------------
Equipment and data processing expense                  4,205                  4,303            12,896                 12,924
Net occupancy expense                                  2,617                  2,470             7,688                  7,288
Postage and communications                             2,203                  2,079             5,871                  6,222
Ad valorem and franchise taxes                         1,066                    652             2,570                  2,302
Legal and professional services                        2,391                  2,177             8,295                  6,054
Stationery and supplies                                  376                    436             1,326                  1,374
Amortization of intangible assets                        514                    558             1,676                  1,407
Advertising                                              916                    898             3,763                  3,023
Deposit insurance and regulatory fees                    161                    218               656                    643
Training expenses                                         60                     60               325                    311
Other real estate owned expense                          158                    215               379                    513
Other expense                                          3,828                  3,576            11,893                 10,247
                                                -------------          -------------     -------------          -------------
   Total non-interest expense                    $    42,770            $    38,306       $   126,917            $   117,006
                                                =============          =============     =============          =============

INCOME TAXES

The effective federal income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. For the nine months ended September 30, 2005 and 2004, the effective federal income tax rate was approximately 28% and 30%, respectively. The amount of tax-exempt income earned during the first nine months of 2005 was $9.5 million compared to $9.7 million for the comparable period in 2004.

The Company's results for the third quarter reflect a tax benefit. Although there was a significant decrease in income for the quarter, the amount of tax-exempt income for the quarter was not reduced.

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

At September 30, 2005, the Company had $479.2 million in unused loan commitments outstanding, of which approximately $335.2 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At September 30, 2005, the Company had $53.4 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at September 30, 2005 according to expiration date.

                                                                             Expiration Date
(dollars in thousands)                                           Less than          1-3            3-5          More than
                                                  Total           1 year           years          years          5 years
                                               -------------    ------------    ------------    -----------    ------------
Commitments to extend credit                    $   479,192      $   208,303     $   21,169      $   39,581     $  210,139
Letters of credit                                    53,360           18,821         18,936          15,603              -
                                               -------------    ------------    ------------    -----------    ------------
      Total                                     $   532,552      $   227,124     $   40,105      $   55,184     $  210,139
                                               =============    ============    ============    ===========    ============

The Company’s liability associated with letters of credit is not material to the Company’s consolidated financial statements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table shows all significant contractual obligations of the Company at September 30, 2005 according to payments due by period.

                                                                              Payment due by period
                                                                -----------------------------------------------
(dollars in thousands)                                           Less than             1-3              3-5         More than
                                                  Total           1 year              years            years         5 years
                                               -------------    ------------    ----------------    -----------    -----------
Certificates of Deposit                          $1,338,076        $612,198           $550,668       $175,210         $    -
Long-Term Debt Obligations                           50,271              11                 20         50,029            211
Operating Lease Obligations                          16,883           3,203              4,653          3,553          5,474
                                               -------------    ------------    ----------------    -----------    -----------
      Total                                      $1,405,230        $615,412           $555,341       $228,792         $5,685
                                               =============    ============    ================    ===========    ===========
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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No.123(R), "SHARE-BASED PAYMENT"

On December 16, 2004, the FASB published SFAS No. 123(R), “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. It will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This Statement is the result of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS No. 123(R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. The Company will adopt SFAS No.123(R) effective January 1, 2006. The effect of this statement on the consolidated financial statements is not expected to be material.

EMERGING ISSUES TASK FORCE ISSUE 03-1, "MEANING OF OTHER THAN TEMPORARY IMPAIRMENT"

In September 2004, the FASB approved issuance of Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. The FASB recently discussed a staff position that will replace the recognition guidance of EITF 03-1. The new staff position is expected to reference existing GAAP and therefore should not impact the Company’s current accounting for otherthan-temporary impairment of investments. Effective July 1, 2004, the Company adopted all other provisions of EITF 03-1, including measurement guidance for evaluating whether impairment has occurred for marketable securities and cost method investments. Adoption of these requirements did not have a material effect on the results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No.154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS"

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. Then the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earning for that period rather that being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. The effective date of this statement is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, this Statement is effective for the Company as of January 1, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

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

Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of the Company’s investment securities. As of quarter close, the effective duration of the securities portfolio was 2.68. A rate increase of 100 basis points would move the effective duration to 3.31, while a 200 basis point rise would result in an effective duration of 3.59.

In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values are well positioned for a rising interest rate environment. The cumulative gap at 12 months is +9%; indicating the balance sheet is asset sensitive. Exposure to interest rate risk is presented in the following table.

                                          Net Interest Income (te) at Risk

                            Change in interest                    Estimated increase (decrease)
                           rates (basis points)                     in net interest income
                        ---------------------------               ----------------------------

                                   - 100                                      -6.35%
                                  Stable                                       0.00%
                                   + 100                                      +3.19%
                                   + 200                                      +5.77%
                                   + 300                                      +7.68%

The Company also controls interest rate risk by emphasizing the core relationship aspects of non-certificate depositor accounts and selected maturity targets for certificate of deposit accounts. As of September 30, 2005, regular savings and club accounts represented $281.2 million and money market accounts and now accounts totaled $1.1 billion. Excluding public fund accounts, this represents 53.9% of total interest bearing deposit accounts.

The Company has controlled the interest rate sensitivity of its depositor accounts through targeted changes in deposit rates that fit the overall rate sensitivity profile of the balance sheet. Excluding public funds, interest-bearing transaction yields have gone up by 5 basis points as compared to the second quarter of 2005. Consumer time deposits have gone up 11 basis points during the quarter. Average interest-bearing transaction deposit balances were down 0.59%, while time deposits increased by 2.39%. During the quarter, the Federal Reserve increased rates by 50 basis points. The Company’s loan-to-deposit ratio was 77% (up 3%), and the average earning asset yield improved 11 basis points. This growth was driven primarily by continued emphasis on variable rate loans that adjusted with the rising rate environment. The impact of these strategies can be seen in the Company’s static gap report as of September 30, 2005.

                                                     Analysis of Interest Sensitivity at September 30, 2005

                                                     Within        6 months         1 to 3         > 3       Non-Sensitive
                                        Overnight   6 months      to 1 year         years         years       Balance        Total
                                        ----------  ---------   ---------------    ---------    ----------   ----------    --------
                                                                     (amounts in thousands)
Assets

     Securities                          $      -  $  197,891      $ 220,706       $ 338,937     $ 565,633     $     -   $1,323,167
     Federal funds sold & Short-term
       investments                        133,239           -          8,031               -             -           -      141,270
     Loans                                 43,710   1,394,503        245,321         641,651       582,401           -    2,907,586
     Other assets                               -           -              -               -             -     541,467      541,467
                                        ---------- -----------  -------------    -----------  ------------ ------------  ----------
               Total Assets              $176,949  $ 1,592,394     $ 474,058       $980,588     $1,148,034    $541,467   $4,913,490
                                        ========== ===========  =============    ===========  ============ ============  ==========
Liabilities
     Interest bearing transaction
       deposits                          $      -  $   790,399     $ 238,513       $678,779     $   69,802     $     -   $1,777,493
     Time deposits                              -      359,880       252,319        550,668        175,210           -    1,338,077
     Non-interest bearing deposits              -            -             -              -        909,585           -      909,585
     Federal funds purchased                2,200            -             -              -              -           -        2,200
     Borrowings                           196,757            4             7             20         50,239           -      247,027
     Other liabilities                          -            -             -              -              -     170,049      170,049
     Shareholders' Equity                       -            -             -              -              -     469,059      469,059
                                        ---------- -----------  -------------    -----------  ------------ ------------  ----------
        Total Liabilities & Equity       $198,957   $1,150,283     $ 490,839     $1,229,467     $1,204,836    $639,108   $4,913,490
                                        ========== ===========  =============    ===========  ============ ============  ==========
Interest sensitivity gap                 $(22,008)  $  442,111     $ (16,781)    $ (248,879)    $  (56,802)   $(97,641)
Cumulative interest rate sensitivity
  gap                                    $(22,008)  $  420,103     $ 403,322     $  154,443     $   97,641    $      -
Cumulative interest rate
     sensitivity gap as a percentage
     of total earning assets                (1.0)%       10.0%          9.0%           4.0%          2.0%

                                                        Analysis of Interest Sensitivity at December 31, 2004

                                                      Within       6 months       1 to 3           > 3    Non-Sensitive
                                        Overnight   6 months      to 1 year        years         years      Balance         Total
                                        ----------  ---------   ------------    ---------    ----------   ----------    ----------
                                                                   (amounts in thousands)
Assets
     Securities                          $      -   $216,564      $130,944     $371,665      $583,196     $      -     $1,302,369
     Federal funds sold & Short-term
       investments                        142,135          -         8,126            -             -            -        150,261
     Loans                                 39,370   1,327,083      214,990      583,394       543,041            -      2,707,878
     Other assets                               -          -             -            -             -      504,218        504,218
                                        ---------- ----------  ------------   ---------    ----------   ----------     ----------
               Total Assets              $181,505  $1,543,647    $354,060      $955,059    $1,126,237     $504,218     $4,664,726
                                        ========== ==========  ============   =========    ==========   ==========     ==========
Liabilities
     Interest bearing transaction
       deposits                          $      -  $  867,682    $249,596      $703,988    $   68,429     $      -     $1,889,695
     Time deposits                              -     418,642     116,162       436,094       239,999            -      1,210,897
     Non-interest bearing deposits              -           -           -             -       697,353            -        697,353
     Federal funds purchased                  800           -           -             -             -            -            800
     Borrowings                           200,036           3           3            17        50,250            -        250,309
     Other liabilities                          -           -           -             -             -      151,090        151,090
     Shareholders' Equity                       -           -           -             -             -      464,582        464,582
                                        ---------- ----------  ------------   ---------    ----------   ----------     ----------
        Total Liabilities & Equity       $200,836  $1,286,327    $365,761    $1,140,099    $1,056,031     $615,672     $4,664,726
                                        ========== ==========  ============   =========    ==========   ==========     ==========
Interest sensitivity gap                 $(19,331) $  257,320    $(11,701)   $ (185,040)   $   70,206    $(111,454)
Cumulative interest rate sensitivity
  gap                                    $(19,331) $  237,989    $226,288    $   41,248    $  111,454    $       -
Cumulative interest rate
     sensitivity gap as a percentage
     of total earning assets                 0.0%        6.0%        5.0%          1.0%          3.0%

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

During the third quarter of 2005, the Company’s internal control measures were modified to accommodate the operational changes that were required in the aftermath of Hurricane Katrina. Alternate and mitigating controls were implemented to provide continued assurance of proper internal control over activities affecting financial reporting. These modifications of internal controls over financial reporting have not materially affected, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2000, the Company announced the execution of a stock buyback program that provides for the repurchase of up to 10% of the Company’s issued common stock. The program authorizes the repurchase of approximately 3,320,000 shares of the Company’s issued common stock.

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

                                        (a)                   (b)                  (c)                  (d)
                                                                             Total number of       Maximum number
                                                                            shares purchased         of shares
                                    Total number                           as a part of publicly   that may yet be
                                    of shares or         Average Price       announced plans       purchased under
                                   units purchased       Paid per Share      or programs (1)       Plans or Programs
                                  ----------------      ----------------    ------------------    -----------------

Jul. 1, 2005 - Jul. 31, 2005                  517  (2)         $37.1800                     -              585,201
Aug. 1, 2005 - Aug. 31, 2005               13,392  (3)          32.6460                11,800              573,401
Sep. 1, 2005 - Sep. 30, 2005               15,020  (4)          31.8801                     -              573,401
                                  ----------------      ----------------    ------------------
Total as of Sep. 30, 2005                  28,929              $32.3294                11,800
                                  ================      ================    ==================

 (1)    The Company publicly announced its stock buy-back program on July 18, 2000.

 (2)    517 shares were purchased on the open market during July in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (3)    1,592 shares were purchased on the open market during August in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (4)    15,020 shares were purchased on the open market during September in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable.

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

                                                                 HANCOCK HOLDING COMPANY
                                                       ----------------------------------------------
                                                                         Registrant

 November 8, 2005                                        By:  /s/ George A. Schloegel
---------------------                                        ---------------------------------------
       Date                                                  George A. Schloegel
                                                             Vice-Chairman of the Board &
                                                             Chief Executive Officer

 November 8, 2005                                        By:  /s/ Carl J. Chaney
---------------------                                        ---------------------------------------
       Date                                                  Carl J. Chaney
                                                             Executive Vice President &
                                                             Chief Financial Officer