Form 10-K
period 2005-12-31
HANCOCK HOLDING CO
filed 2006-03-16
CIK 750577

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

                                                     FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 2005.

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
                                                  (Title of Class)

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    X        No
    ------         ------

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes             No   X
    ------        ------

                                                               Continued

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
    ------        ------

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                           ------

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer   X                 Accelerated filer                   Non-accelerated filer
                        ------                                ------                                  ------

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes             No    X
     ------        ------

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 28, 2006 was approximately $1,088,719,828 (based on an average market price of $44.66). For purposes of this calculation only, shares held by non-affiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On December 31, 2005, the registrant had outstanding 32,301,123 shares of common stock for financial statement purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2005 are incorporated by reference into Part I and Part II of this report.

Portions of the definitive Proxy Statement used in connection with the Registrant’s Annual Meeting of Shareholders to be held on March 30, 2006, filed by the Registrant on March 3, 2006, are incorporated by reference into Part III of this report.

                                                               CONTENTS

PART I

Item 1.      Business                                                                                    4
Item 1A.     Risk Factors                                                                               32
Item 1B.     Unresolved Staff Comments                                                                  36
Item 2.      Properties                                                                                 37
Item 3.      Legal Proceedings                                                                          38
Item 4.      Submission of Matters to a Vote of Security Holders                                        38

PART II

Item 5.      Market for the Registrant's Common Stock
              and Related Stockholder Matters                                                           38
Item 6.      Selected Financial Data                                                                    39
Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                       39
Item 7A.     Quantitative and Qualitative Disclosures About
              Market Risk                                                                               44
Item 8.      Financial Statements and Supplementary Data                                                44
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                                                   44
Item 9A.     Controls and Procedures                                                                    45

PART III

Item 10.     Directors and Executive Officers of the
               Registrant                                                                               46
Item 11.     Executive Compensation                                                                     48
Item 12.     Security Ownership of Certain Beneficial
                Owners and Management                                                                   48
Item 13.     Certain Relationships and Related Transactions                                             49
Item 14.     Principal Accountant Fees and Services                                                     49

PART IV

Item 15.     Exhibits and Financial Statement Schedules                                                 49

PART I

ITEM 1 - BUSINESS

BACKGROUND AND CURRENT OPERATIONS

Background

General:

Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. In 2002, the Company qualified as a financial holding company giving it broader powers. At December 31, 2005, the Company operated 100 banking offices and more than 120 automated teller machines (ATMs) in the states of Mississippi, Louisiana and Florida through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL). Hancock Bank MS also operates a loan production office in the State of Alabama. Hancock Bank MS, Hancock Bank LA and Hancock Bank FL are referred to collectively as the “Banks”.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 2005, the Company had total assets of $5.95 billion and employed on a full-time equivalent basis 1,203 persons in Mississippi, 495 persons in Louisiana and 37 persons in Florida.

Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Based on the most current available published data, Hancock Bank MS has the largest deposit market share in each of the following four counties: Harrison, Hancock, Jackson and Pearl River. In addition, Hancock Bank MS has a significant presence in the following counties: Lamar, Forrest and Jefferson Davis. With assets of $3.6 billion at December 31, 2005, Hancock Bank MS was ranked the third largest bank in Mississippi.

In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With assets of $2.2 billion at December 31, 2005, Hancock Bank LA was ranked the fourth largest bank in Louisiana.

Natural Disaster Affecting Hancock in 2005:

Hurricane Katrina made landfall along the coasts of Mississippi and Louisiana on August 29, 2005 and significantly impacted the operating region of the Company. Specifically, the storm caused widespread damage in the Company’s primary operating region in the Coastal Mississippi counties of Hancock, Harrison, Pearl River and Jackson. While Louisiana also suffered widespread damage from the storm, the Company’s base of operation in Louisiana is primarily in the Baton Rouge region, Central Louisiana, the communities on the North Shore of Lake Pontchartrain and Jefferson Parish (suburb of New Orleans). Due to the Company’s limited footprint in the more severely affected areas of Louisiana, damage to the Company’s facilities there was limited.

The Company implemented its disaster response plan as Hurricane Katrina approached the coast line. This plan consisted of alerting and readying key personnel to be transported to the Company’s disaster recovery site in Chicago, Illinois. Additional personnel were moved to Company-owned sites in Baton Rouge, Louisiana and Tallahassee, Florida. The Company continued to operate in a disaster recovery mode until such time it was safe and practical to resume full operations in the Gulfport, Mississippi area. As of December 31, 2005, essentially all disaster recovery operations have ceased and the Company had resumed full operations in the Gulfport, Mississippi area. See analysis of allowance for loan losses in Item 1, Item 2 and Item 7 for further discussion.

Recent Acquisition Activity:

On July 1, 2005, Hancock Insurance Agency acquired 100% of the stock of J Everett Eaves, Inc., a well-known commercial insurance agency operating in the New Orleans, Louisiana market. The transaction resulted in recording intangibles of approximately $4.7 million. Upon completion of an intangibles valuation to be performed by an independent third party, the intangibles will be reallocated among goodwill (its current classification), value of insurance expirations and non-compete agreements. The latter two categories are amortizable intangibles and will be assigned appropriate lives based on valuations.

An intangibles valuation relating to the intangibles recorded in the acquisition of Ross King Walker, Inc. in late 2004 was completed during 2005. The reallocation of intangibles resulted in the recording of three separate categories of intangible assets: value of insurance expirations, $1.1 million; non-compete agreements, $0.2 million and goodwill of $1.3 million. The value of insurance expirations and non-compete agreement assets are being amortized over 10 year and 5 year lives, respectively, on an accelerated basis.

During March 2004, the Company acquired the majority of loans, securities and deposits of the former Guaranty National Bank (GNB) of Tallahassee, Florida. The Office of the Comptroller of Currency (OCC) closed all locations of GNB on March 12, 2004. With the transaction, the Company acquired five locations with approximately $40.0 million in performing loans and approximately $69.0 million in deposits from the FDIC for a premium of $12.6 million, or 18% of acquired deposits. The Company acquired $77.4 million in assets, net of related deposit liabilities. In accounting for the transaction, management considered it to be an “acquisition of business” and, accordingly, accounted for it under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141. Final allocations of asset and liability fair values have been recorded based on an analysis performed by an independent third party, of deposit balances acquired in this transaction. In addition to adjustments to properly allocate asset fair values, an adjustment to reduce goodwill by approximately $1.1 million was recorded in association with the sale of a building acquired through a subsequent settlement activity related to this transaction.

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

Loan Review and Asset Quality:

Each Bank’s portfolio of loan relationships aggregating $500,000 or more is reviewed every 12 to 18 months by the respective Bank to identify any deficiencies and to take corrective actions as necessary. Periodically, selected loan relationships aggregating less than $500,000 are reviewed. As a result of such reviews, each Bank places on its Watchlist loans requiring close or frequent review. All loans classified by a regulatory auditor are also placed on the Watchlist. All Watchlist and past due loans are reviewed monthly by the Banks’ senior lending officers and by the Banks’ Board of Directors.

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

Consumer loans, which become 60 days delinquent, are reviewed regularly by management. Generally, a consumer loan, which is delinquent 120 days, is in process of collection through repossession and liquidation of collateral or has been deemed currently uncollectible. Loans deemed currently uncollectible are charged-off. As a matter of policy, loans are placed on a nonaccrual status when the loan is 1) maintained on a cash basis due to the deterioration in the financial condition of the borrower, 2) payments, in full, of principal or interest are not expected or 3) the principal or interest has been in default for a period of 90 days, unless the loan is well secured and in the process of collection.

The Banks follow the standard FDIC loan classification system. This system provides management with (1) a general view of the quality of the overall loan portfolio (each branch’s loan portfolio and each commercial loan officer’s loan portfolio) and (2) information on specific loans that may need individual attention.

The Bank’s nonperforming assets, consisting of real property, vehicles and other items held for resale, which were acquired generally through the process of foreclosure. At December 31, 2005, the book value of real estate held for resale was approximately $1.8 million.

Securities Portfolio:

The Banks maintain portfolios of securities consisting primarily of U.S. Treasury securities, U.S. government agency issues, mortgage-backed securities, CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, the Banks invest only in high quality securities of investment grade quality and with a target duration, for the overall portfolio, generally between two to five years.

The Banks’ policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of Mississippi, Louisiana or Florida counties, parishes and municipalities.

Deposits:

The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks offer 120 ATMs: ATMs at the Company’s banking offices and free-standing ATMs at other locations. As members of regional and international ATM networks such as “STAR”, “PLUS” and “CIRRUS”, the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing, and to a certain extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Banks’ respective market areas.

Trust Services:

The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 2005, the Trust Departments of the Banks had approximately $5.5 billion of assets under administration compared to $5.1 billion as of December 31, 2004. As of December 31, 2005, $3.3 billion of administered assets were corporate accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

Operating Efficiency Strategy:

The primary focus of the Company’s operating strategy is to increase operating income and to reduce operating expense. A Company’s operating efficiency ratio indicates the percentage of each dollar of net revenue that is used to fund operating expenses Net revenue for a financial institution is the total of net interest income plus non-interest income, excluding securities transactions gains or losses. Operating expenses exclude the amortization of intangibles.

Other Activities:

Hancock Bank MS has 6 subsidiaries through which it engages in the following activities: providing consumer financing services; mortgage lending; owning, managing and maintaining certain real property; providing general insurance agency services; holding investment securities; marketing credit life insurance; and providing discount investment brokerage services. The income of these subsidiaries generally accounts for less than 10% of the Company’s total net earnings.

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

During 2001, the Company began servicing mortgage loans for the Federal National Mortgage Association. At that time the loans serviced were originated and closed by the Company’s mortgage subsidiary. The servicing activity was also performed by this same subsidiary. In the middle of 2003, however, the Company modified its strategy and reverted to selling the majority of its conforming loans with servicing released. In December 2004, the Company’s mortgage subsidiary merged with Hancock Bank MS, its parent. Currently all mortgage activity is being reported by Hancock Bank (MS), Hancock Bank of Louisiana, and Hancock Bank of Florida.

In July 2003, Hancock Bank MS opened a loan production office in Mobile, Alabama. Until September 2005, no deposits were accepted at this location. Subsequent to Hurricane Katrina the State of Alabama granted the Company an emergency temporary charter The Company is evaluating the possibility of requesting that the temporary charter be changed to permanent status.

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

The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders’ equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company’s leverage capital ratio at December 31, 2005 was 7.85% and 8.97% at December 31, 2004.

The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories: 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 2005, the Company’s off-balance sheet items aggregated $608.4 million; however, after the credit conversion these items represented $191.5 million of balance sheet equivalents.

The primary component of risk-based capital is Tier 1 Capital, which for the Company is essentially equal to common stockholders’ equity, less goodwill and other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2005, the Company’s Tier 1 and Total Capital ratios were 11.47% and 12.73%, respectively. At December 31, 2004, the Company’s Tier 1 and Total Capital ratios were 12.39% and 13.58%, respectively.

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

Effective in the first quarter of 1996, the FDIC lowered banks’ deposit insurance premiums from 4 to 31 cents per hundred dollars in insured deposits to a rate of 0 to 27 cents. The Banks have received a risk classification of 1A for assessment purposes. In 1997 an assessment for the Financing Corporation’s debt service was added to the FDIC quarterly premium payment. That assessment averaged 3.46 cents per hundred dollars of insured deposits during 2005 and 3.30 (annualized) for the first quarter of 2006. Total assessments paid to the FDIC amounted to $516 thousand in 2005. For the year ended December 31, 2005, premiums on OAKAR deposits from the acquisitions of Peoples Federal Savings Association, Lamar Bank, two Dryades Savings Bank branches and Guaranty National Bank totaled $24 thousand.

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

Although Hancock Bank MS, Hancock Bank LA and Hancock Bank FL are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $40.5 million, or, if the aggregate of such accounts exceeds $40.5 million, $1.215 million plus 10% of the total in excess of $40.5 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution’s transaction accounts.

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

In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Section 404 of the Sarbanes-Oxley Act requires the Company to include in its Annual Report, a report stating management’s responsibility to establish and maintain adequate internal control over financial reporting and management’s conclusion on the effectiveness of the internal controls at year end. Additionally, the Company’s independent registered public accounting firm is required to attest to and report on management’s evaluation of internal control over financial reporting.

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

Another significant statistic in the analysis of net interest income is the effective interest differential (also referred to as the net interest margin), which is the average of net interest earned, net interest income (te) less net interest expense, on the Company’s average earning assets. The difference between the average yield on earning assets and the effective rate paid for all deposits and borrowed funds, non-interest-bearing as well as interest-bearing, is the net interest spread. Since a portion of the Bank’s deposits does not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The net interest margin (te) for the years 2005 and 2004 was 4.40% and 4.44%, respectively.

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

“Table 11 - Summary of Average Balance Sheets, Net Interest Income (te) & Interest Rates” included under the caption “Results of Operations” on pages 62 and 63 of the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

The following table is a summary of average balance sheets that reflects average taxable and non-taxable investment income.

SUMMARY  OF  AVERAGE  BALANCE  SHEETS
NET  INTEREST  INCOME  (te)*  &  INTEREST  RATES
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                  2005                          2004                          2003
-----------------------------------------------------------------------------------------------------------------------------------
                                            Average                       Average                      Average
                                            Balance   Interest   Rate     Balance    Interest   Rate   Balance     Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
EARNING ASSETS
  Loans** (te)                            $2,883,020  $201,446   6.99%   $2,599,561  $172,868  6.65% $2,238,245   $161,850   7.23%
-----------------------------------------------------------------------------------------------------------------------------------
  Investments:
     Taxable                               1,279,001    54,181   4.24%    1,178,810    48,921  4.15%  1,277,108     49,440   3.87%
     Tax-exempt *                            155,414    10,822   6.96%      166,540    11,874  7.13%    189,048     13,393   7.08%
-----------------------------------------------------------------------------------------------------------------------------------
       Total investment in securities      1,434,415    65,003   4.53%    1,345,350    60,795  4.52%  1,466,156     62,833   4.29%
-----------------------------------------------------------------------------------------------------------------------------------
  Federal funds sold and
    short-term investments                   129,629     4,479   3.46%       27,670       310  1.12%     51,850        597   1.15%
  Interest bearing deposits with
    other banks                                8,192        80   0.98%        7,241        74  1.02%      6,136         40   0.65%
-----------------------------------------------------------------------------------------------------------------------------------
       Total earning assets (te)           4,455,256   271,008   6.08%    3,979,822   234,047  5.88%  3,762,387    225,320   5.99%
-----------------------------------------------------------------------------------------------------------------------------------
NON-EARNING ASSETS
  Other assets                               525,881                        482,629                     384,953
  Allowance for loan losses                  (50,107)                       (38,117)                    (35,391)
-----------------------------------------------------------------------------------------------------------------------------------
       Total assets                       $4,931,030                     $4,424,334                  $4,111,949
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
  Interest-bearing transaction deposits   $1,384,605     9,203   0.66%   $1,360,198     8,191  0.60% $1,303,441     10,461   0.80%
  Time deposits                            1,149,239    40,654   3.54%    1,018,165    35,056  3.44%    980,703     34,429   3.51%
  Public funds                               644,849    17,724   2.75%      574,266     9,323  1.62%    518,613      9,301   1.79%
-----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits     3,178,693    67,581   2.13%    2,952,629    52,570  1.78%  2,802,757     54,191   1.93%
-----------------------------------------------------------------------------------------------------------------------------------
  Customer repurchase agreements             224,842     4,351   1.94%      195,470     1,909  0.98%    177,535      1,446   0.81%
  Other interest-bearing liabilities          69,057     2,887   4.18%       69,960     2,791  3.99%     56,672      2,324   4.10%
-----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities  3,472,592    74,819   2.15%    3,218,059    57,270  1.78%  3,036,964     57,961   1.91%
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST BEARING LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
  Demand deposits                            822,733                        650,106                     604,448
  Other liabilities                          160,004                        106,545                      37,434
  Preferred stockholders' equity                   -                          2,240                      37,069
  Common stockholders' equity                475,701                        447,384                     396,034
-----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities, preferred stock &
        common stockholders' equity       $4,931,030                     $4,424,334                  $4,111,949
-----------------------------------------------------------------------------------------------------------------------------------
       Net interest income and margin (te)            $196,189   4.40%              $176,777   4.44%               $167,359   4.45%
       Net earning assets and spread        $982,664             3.93%     $761,763            4.10%   $725,423               4.08%
-----------------------------------------------------------------------------------------------------------------------------------
 *Tax-equivalent and tax-effected (te) amounts are calculated using a marginal federal tax income tax rate of 35%.
**Loan interest income includes loan fees of $9.2 million, $11.1 million and $9.5 million for each of the three years ended
  December 31, 2004. Non-accrual  loans in average balances and income on such loans, if recognized, is recorded on a cash basis.

Information regarding the changes in interest income on interest-earning assets and interest expense on interest-bearing liabilities relating to rate and volume variances is included in “Table 12 - Summary of Changes in Net Interest Income (te)” under the caption “Results of Operations” on pages 62 through 64 of the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

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

The interest sensitivity gap is the difference between total interest sensitive assets and liabilities that reprice within a given time period. At December 31, 2005, the Company’s cumulative repricing gap in the one year interval was 0% or relatively evenly gapped. The neutral position represents a balance between the Company’s floating rate loan portfolio, securities portfolio cash flows and the level of short-term deposits at year end. Management believes it is well positioned for the current rate environment.

The following tables set forth the scheduled re-pricing or maturity of the Company’s assets and liabilities at December 31, 2005 and December 31, 2004. The assumed prepayment of investments and loans were based on the Company’s assessment of current market conditions on such dates. Estimates have been made for the re-pricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or re-pricing periods, reactions will vary as to timing and degree of interest rate change.

                                                     Analysis of Interest Sensitivity at December 31, 2005

                                                       Within       6 months         1 to 3        > 3     Non-Sensitive
                                       Overnight      6 months      to 1 year        years        years       Balance      Total
                                       -----------  -----------  ---------------- -----------  -----------  ----------  -----------
                                                                   (amounts in thousands)
Assets
     Securities                          $      -  $  321,224         $ 396,374    $  544,557   $  685,504   $  11,602   $1,959,261
     Federal funds sold & short-term
       investments                        402,968           -             7,258             -            -           -      410,226
     Loans                                 43,145   1,413,210           240,200       634,416      583,657           -    2,914,628
     Other assets                               -           -                 -             -            -     666,072      666,072
                                       ----------- -----------    --------------   -----------  -----------  ---------- ------------
               Total Assets              $446,113  $1,734,434          $643,832    $1,178,973   $1,269,161    $677,674   $5,950,187
                                       =========== ===========    ==============   ===========  ===========  ========== ============
Liabilities
     Interest bearing transaction
       deposits                         $       -  $  776,515         $ 309,737    $  923,166    $ 155,417    $      -   $2,164,835
     Time deposits                              -     410,815           495,558       452,356      141,318           -    1,500,047
     Non-interest bearing deposits              -     425,444           159,876       533,352      206,266           -    1,324,938
     Federal funds purchased                1,475           -                 -             -            -           -        1,475
     Borrowings                           250,807           9                 3            21       50,233           -      301,073
     Other liabilities                          -           -                 -             -            -     180,404      180,404
     Shareholders' Equity                       -           -                 -             -            -     477,415      477,415
                                       ----------- -----------    --------------   -----------  -----------  ---------- ------------
        Total Liabilities & Equity      $ 252,282  $1,612,783         $ 965,174    $1,908,895    $ 553,234    $657,819   $5,950,187
                                       =========== ===========    ==============   ===========  ===========  ========== ============
Interest sensitivity gap                $ 193,831  $  121,651         $(321,342)   $ (729,922)   $ 715,927    $ 19,855
Cumulative interest rate sensitivity
  gap                                   $ 193,831  $  315,482         $  (5,860)   $ (735,782)   $ (19,855)   $      -
Cumulative interest rate
     sensitivity gap as a percentage
     of total earning assets                 4.0%        6.0%             (0.1)%       (14.0)%       (0.4)%

                                                     Analysis of Interest Sensitivity at December 31, 2004

                                                       Within       6 months         1 to 3        > 3     Non-Sensitive
                                       Overnight      6 months      to 1 year        years        years       Balance      Total
                                       -----------  -----------  ---------------- -----------  -----------  ----------  -----------
                                                                   (amounts in thousands)
Assets
     Securities                         $       -  $  216,564         $ 130,944    $  371,665   $  583,196   $       -   $1,302,369
     Federal funds sold & short-term
       investments                        142,135           -             8,126             -            -           -      150,261
     Loans                                 39,370   1,327,083           214,990       583,394      543,041           -    2,707,878
     Other assets                               -           -                 -             -            -     504,218      504,218
                                       ----------- -----------    --------------   -----------  -----------  ---------- -----------
               Total Assets             $ 181,505  $1,543,647         $ 354,060    $  955,059   $1,126,237   $ 504,218   $4,664,726
                                       =========== ===========    ==============   ===========  ===========  ========== ===========
Liabilities
     Interest bearing transaction
       deposits                         $       -  $  867,682         $ 249,596    $  703,988   $   68,429   $       -   $1,889,695
     Time deposits                              -     418,642           116,162       436,094      239,999           -    1,210,897
     Non-interest bearing deposits              -           -                 -             -      697,353           -      697,353
     Federal funds purchased                  800           -                 -             -            -           -          800
     Borrowings                           200,036           3                 3            17       50,250           -      250,309
     Other liabilities                          -           -                 -             -            -     151,090      151,090
     Shareholders' Equity                       -           -                 -             -            -     464,582      464,582
                                       ----------- -----------    --------------   -----------  -----------  ---------- -----------
        Total Liabilities & Equity      $ 200,836  $1,286,327         $ 365,761    $1,140,099   $1,056,031   $ 615,672   $4,664,726
                                       =========== ===========    ==============   ===========  ===========  ========== ===========
Interest sensitivity gap                $ (19,331) $  257,320         $ (11,701)   $ (185,040)  $   70,206   $(111,454)
Cumulative interest rate sensitivity
  gap                                   $ (19,331) $  237,989         $ 226,288    $   41,248   $  111,454   $       -
Cumulative interest rate
     sensitivity gap as a percentage
     of total earning assets                 0.0%        6.0%              5.0%          1.0%         3.0%

Income Taxes:

Income tax expense was $18.9 million in 2005, $26.6 million in 2004 and $24.6 million in 2003. Income tax expense decreased because of the lower level of pretax income in 2005. The effective income tax rate of the Company continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. The effective tax rates for 2005, 2004 and 2003 were 26%, 30% and 31%, respectively. The 4% decrease in the Company’s effective tax rate was due to a variety of factors including an increase in tax exempt income as a percentage of pre-tax income to 17% in 2005 from 13% in 2004, Hurricane Katrina tax credits available in 2005 and relief of a tax contingency reserve for non-taxable income primarily related to bank owned life insurance. The Company expects its effective tax rate to be approximately 29% for the year 2006.

Performance and Equity Ratios:

Information regarding performance and equity ratios is as follows:

                                                                        December 31,
                                                   --------------------------------------------------------------
                                                      2005         2004         2003         2002         2001
                                                   ----------   ----------   ----------   ----------   ----------
Return on average assets                               1.10%        1.39%        1.34%        1.32%        1.15%
Return on average common equity                       11.36%       13.79%       13.88%       13.13%       10.93%
Dividend payout ratio                                 43.11%       30.37%       25.88%       25.97%       31.78%
Average common equity to average
  assets ratio                                         9.65%       10.11%        9.63%       10.08%       10.51%

Additional performance ratios are contained in the “Financial Highlights” on pages 14 and 15 of the Company’s 2005 Annual Report to Stockholders incorporated herein by reference.

Securities Portfolio:

The Company’s general investment objective is to purchase securities that provide stable cash flows for liquidity purposes while limiting the amount of prepayment risk. Securities have been classified into one of two categories: held to maturity or available for sale.

Securities classified as held-to-maturity are carried at amortized cost.

Certain securities have been classified as available for sale based on Management’s internal assessment of the portfolio after considering the Company’s liquidity requirements and the portfolio’s exposure to changes in market interest rates, portfolio prepayment activity and balance sheet strategy. The fair value of the available-for-sale portfolio balance was approximately $2.0 billion at December 31, 2005.

The amortized costs of securities classified as available-for-sale at December 31, 2005, 2004 and 2003, were as follows (in thousands):

                                                       December 31,
                                 ----------------------------------------------------
                                       2005              2004               2003
                                 ---------------   ----------------   ---------------
U.S. Treasury                       $    50,883        $     9,985       $     9,966
U.S. government agencies              1,029,656            413,419           346,836
Municipal obligations                   165,180             60,956            70,070
Mortgage-backed securities              484,131            352,510           348,266
CMOs                                    194,899            263,471           321,324
Other debt securities                    48,476              7,056             7,219
Equity securities                         7,520             11,225            11,723
                                 ---------------   ----------------   ---------------
                                    $ 1,980,745        $ 1,118,622       $ 1,115,404
                                 ===============   ================   ===============

The amortized cost, yield and fair value of debt securities classified as available-for-sale at December 31, 2005, by contractual maturity, were as follows (amounts in thousands):

                                                Over One      Over Five
                                One Year          Year          Years         Over                                      Weighted
                                   or            Through       Through        Ten                           Fair         Average
                                  Less         Five Years     Ten Years      Years          Total           Value         Yield
                              --------------  ------------  ------------ ------------  -------------  --------------  ------------
U.S. Treasury                     $  49,563     $     497     $     823     $      -     $    50,883     $    50,870        4.34%
U.S. government agencies            568,433       323,876       136,193        1,154       1,029,656       1,019,260        4.41%
Municipal obligations                31,763       101,936        29,713        1,768         165,180         168,207        4.44%
Other debt securities                   148         9,240        26,481       12,607          48,476          47,211        5.74%
                              --------------  ------------  ------------ ------------  -------------   --------------
                                  $ 649,907     $ 435,549     $ 193,210     $ 15,529     $ 1,294,195     $ 1,285,548        4.46%
                              ==============  ============  ============ ============  ==============  ==============

Fair Value                        $ 648,929     $ 432,026     $ 189,475     $ 15,118     $ 1,285,548
                              ==============  ============  ============ ============  ==============

Weighted Average Yield                4.63%         4.11%         4.62%        5.60%           4.46%

Mortgage-backed securities & CMOs                                                         $  679,030     $   665,616        4.76%
                                                                                       ==============  ==============

During 2005, securities classified as held to maturity in the portfolio of one of the Company’s subsidiaries were sold. A determination was made that this action tainted the investment portfolio of the entire Company. As a result of this action and determination, all securities held by the Company have been classified to available for sale and the carrying value of those securities are adjusted to market as prescribed in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The amortized cost of securities classified as held-to-maturity at December 31, 2004 and 2003 were as follows (in thousands):

                                                  December 31,
                                       -----------------------------------
                                            2004               2003
                                       ----------------   ----------------
U.S. Treasury                                $   1,057          $     574
U.S. government agencies                        13,160             14,737
Municipal obligations                          103,914            117,484
Mortgage-backed securities                      23,058             18,727
CMOs                                               602              1,403
Other debt securities                           46,110              7,058
                                       ----------------   ----------------
                                             $ 187,901          $ 159,983
                                       ================   ================

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

The following table sets forth, for the periods indicated, the composition of the loan portfolio of the Company:

                                                                           Loan Portfolio
                                                                        ------------------

                                                                           December 31,
                                        -------------------------------------------------------------------------------------
                                                 2005             2004            2003              2002             2001
                                        ------------------ --------------- ----------------  --------------- ----------------
                                                                           (in thousands)

Real estate:
   Residential mortgages 1-4 family           $   703,769     $   713,266      $   645,123      $   539,808      $   458,372
   Residential mortgages multifamily               40,678          25,544           22,803           20,305           21,875
   Home equity lines/loans                        133,823         134,405          110,634           86,609           56,887
   Construction and development                   391,194         296,114          235,049          197,166          184,750
   Nonresidential                                 609,647         595,013          536,389          445,733          398,704
Commercial, industrial and other                  546,635         437,670          395,678          346,808          308,306
Consumer                                          512,549         496,926          463,642          434,407          435,205
Lease financing and depository
  Institutions                                     48,007          44,357           34,388           29,565           23,632
Credit cards and other revolving credit            14,316          16,970           15,437           14,085           12,333
                                        ------------------ --------------- ----------------  --------------- ----------------
                                                3,000,618       2,760,265        2,459,143        2,114,486        1,900,064
  Less, unearned income                            11,432          11,705           10,499            9,504           10,025
                                        ------------------ --------------- ----------------  --------------- ----------------
  Net loans                                   $ 2,989,186     $ 2,748,560      $ 2,448,644      $ 2,104,982      $ 1,890,039
                                        ================== =============== ================  =============== ================

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio of the Company:

                                                                    Loan Maturity Schedule

                                                 December 31, 2005                              December 31, 2004
                            ----------------------------------------------------- -------------------------------------------------
                                                  Maturity Range                                 Maturity Range
                            ----------------------------------------------------- -------------------------------------------------
                                              After One                                        After One
                               Within          Through    After Five                Within      Through    After Five
                              One Year       Five Years     Years        Total     One Year    Five Years     Years       Total
                            -------------- ------------- ----------  ------------ ----------- ------------ ---------- -------------
                                                                          (in thousands)

Commercial, industrial and
  other                         $ 258,333   $   247,378  $  40,924   $   546,635   $ 196,348  $   209,179  $  32,143    $   437,670
Real estate - construction        252,395       120,933     17,866       391,194     168,631      114,805     12,678        296,114
All other loans                   218,950     1,170,336    673,502     2,062,789     211,409    1,114,048    701,024      2,026,481
                            -------------- ------------- ----------  ------------ ----------- ------------ ---------- -------------

Total loans                     $ 729,679   $ 1,538,647  $ 732,292   $ 3,000,618   $ 576,388  $ 1,438,032  $ 745,845    $ 2,760,265
                            ============== ============= ==========  ============ =========== ============ ========== =============

The sensitivity to interest rate changes of that portion of the Company’s loan portfolio that matures after one year is shown below:

                                       Loan Sensitivity to Changes in Interest Rates

                                                                                  December 31,
                                                                    ----------------------------------------
                                                                           2005                 2004
                                                                    -------------------   ------------------
                                                                                 (in thousands)
Commercial, industrial, and real estate construction
  maturing after one year:
    Fixed rate                                                             $   332,032          $   233,589
    Floating rate                                                              126,213              135,216
Other loans maturing after one year:
    Fixed rate                                                               1,320,456            1,258,394
    Floating rate                                                              492,238              556,678
                                                                    -------------------   ------------------

Total                                                                      $ 2,270,939          $ 2,183,877
                                                                    ===================   ==================
Nonperforming Assets:

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans and real estate owned. Loans past due 90 days or more and still accruing are also disclosed.

                                                                                  December 31,
                                                   ---------------------------------------------------------------------------
                                                       2005            2004           2003            2002           2001
                                                   -------------   -------------  -------------   -------------  -------------
                                                                            (Amounts in thousands)
Nonaccrual loans:
  Real estate                                          $  9,433        $  6,945       $ 10,031        $ 10,521       $ 14,358
  Commercial, industrial and other                        1,185             535          2,088           1,276          2,877
  Consumer, credit card and other
     revolving credit                                         -               -             42              73             93
                                                   -------------   -------------  -------------   -------------  -------------
Total nonperforming loans                                10,617           7,480         12,161          11,870         17,328
Acquired other real estate                                    -               -              -               -          1,330
Foreclosed assets                                         1,898           3,513          5,809           5,936          1,673
                                                   -------------   -------------  -------------   -------------  -------------
Total nonperforming assets                             $ 12,515        $ 10,993       $ 17,970        $ 17,806       $ 20,331
                                                   =============   =============  =============   =============  =============

Loans 90+ days past due and still accruing             $ 25,622        $  5,160       $  3,682        $  6,407       $ 12,591
                                                   =============   =============  =============   =============  =============
Ratios (%):
  Nonperforming loans to net loans                        0.36%           0.27%          0.50%           0.56%          0.92%
  Nonperforming assets to net loans and
    foreclosed assets                                     0.42%           0.40%          0.73%           0.84%          1.07%
  Nonperforming loans to average net loans                0.37%           0.29%          0.54%           0.61%          0.97%
  Allowance for loan losses to nonperforming
   loans                                                   702%            544%           302%            293%           199%

The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as “nonaccrual” was $747,000, $574,000, $762,000, $662,000 and $735,000 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

Interest actually received on nonaccrual loans was not material. The amount of interest recorded on restructured loans did not differ significantly from the interest that would have been recorded under the original terms of those loans.

Analysis of Allowance for Loan Losses:

The allowance for loan losses is a valuation account available to absorb losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt. Periodically, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. All commercial loans in lending relationships with an aggregate balance of $500,000 or more are risk rated and evaluated on an individual basis, as well as, all consumer and mortgage real estate loans with a balance of $100,000 or more. All consumer and mortgage real estate loans under $100,000 are risk rated as pools of homogeneous loans and classified according to past due status. Commercial loans are reviewed for impairment at the time a loan is no longer current or at the time management is made aware of a degradation in a borrower’s financial status or a deficiency in collateral. Loss factors, indicative of the Banks’ inherent loss, are applied to loans graded by standard loan classifications in determining a general allowance. Unclassified loans are categorized and reserved for at the greater of a five-year average net charge-off ratio or a minimum threshold stated as a percentage of loans outstanding. The allowance for loan loss stated as a percentage of period end loans, used in conjunction with the evaluation of current and anticipated economic conditions, composition of the Company’s present loan portfolio, and trends in both delinquencies and nonaccruals, is a measurement standard utilized by management in determining the adequacy of the allowance. The unallocated portion of the allowance for loan losses is available to compensate for uncertainties in the process of estimating inherent losses.

During 2005, the Company’s management was presented with the challenge of developing estimates for the impact of Hurricane Katrina on the Company’s credit quality. The Company’s Chief Credit Policy Officer undertook a detailed process to review the impact of the storm on its credit customers and to develop a process to estimate the Company’s credit losses. In establishing the special allowance for the loss exposure created by Hurricane Katrina, commercial and direct installment loans were segmented by division and loss factors applied based on the estimated percentage of loans affected by the storm. The result of the aforementioned credit review process was that, on September 30, 2005, the Company established a $35.2 million specific allowance for estimated credit losses related to the impact of Hurricane Katrina on its loan portfolio. The Company is continuously reviewing the adequacy of the special storm-related allowance and views the current level to be adequate and, as such, expects no material deviations once all storm-related net charge-offs are known. Net charge-offs amounted to $8.8 million in 2005, as compared to $12.6 million in 2004. The $3.8 million decrease in net charge-offs from 2004 was related to decreases in each net charge-off category. The Company recorded storm-related net charge-offs of $2.4 million that were charged directly against the storm-related allowance of $35.2 million. As a result, the storm-related allowance was reduced by $2.4 million and as of December 31, 2005 stands at $32.9 million. Overall, the allowance for loan losses was 196% of non-performing loans and accruing loans 90 days past due at year-end 2005, compared to 252% at year-end 2004. Management utilizes several quantitative methodologies for determining the adequacy of the allowance for loan losses and is of the opinion that the allowance at December 31, 2005 is adequate.

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

                                                                        At and For The Years Ended December 31,
                                                   --------------------------------------------------------------------------------
                                                        2005            2004            2003             2002            2001
                                                   --------------- ---------------  --------------  --------------- ---------------
                                                                                    (in thousands)

Net loans outstanding at end of period                 $2,989,186      $2,748,560      $2,448,644       $2,104,982      $1,890,039
                                                   =============== ===============  ==============  =============== ===============

Average net loans outstanding                          $2,883,020      $2,599,561      $2,238,245       $1,961,299      $1,792,559
                                                   =============== ===============  ==============  =============== ===============

Balance of allowance for loan losses
  at beginning of period                               $   40,682      $   36,750      $   34,740       $   34,417      $   28,604
                                                   --------------- ---------------  --------------  --------------- ---------------
Loans charged-off:
  Real estate                                                 226             403             291              109              45
  Commercial                                                4,001           5,381           4,868            9,143           6,386
  Consumer, credit cards and other
    revolving credit                                       11,537          14,383          14,311           14,291           9,853
  Lease financing                                              47             261              73               10              14
                                                   --------------- ---------------  --------------  --------------- ---------------
  Total charge-offs                                        15,811          20,428          19,543           23,553          16,298
                                                   --------------- ---------------  --------------  --------------- ---------------
Recoveries of loans previously
  charged-off:
  Real estate                                                  33             179             180                7               2
  Commercial                                                2,757           1,957           1,112              639             319
  Consumer, credit cards and other
    revolving credit                                        4,258           5,687           5,103            5,135           4,365
  Lease financing                                               4               -               4                -               1
                                                   --------------- ---------------  --------------  --------------- ---------------
  Total recoveries                                          7,052           7,823           6,399            5,781           4,687
                                                   --------------- ---------------  --------------  --------------- ---------------
  Net charge-offs                                           8,759          12,605          13,144           17,772          11,611
  Provision for loan losses                                42,635          16,537          15,154           18,495           9,082
  Balance acquired through acquisition & other                  -               -               -             (400)          8,342
                                                   --------------- ---------------  --------------  --------------- ---------------
  Balance of allowance for loan losses
    at end of period                                   $   74,558      $   40,682      $   36,750       $   34,740      $   34,417
                                                   =============== ===============  ==============  =============== ===============

The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

                                                                        At and For The Years Ended December 31,
                                                        ----------------------------------------------------------------------
                                                           2005           2004          2003           2002           2001
                                                        ------------   -----------   ------------   ------------   -----------
Ratios:
  Net charge-offs to average net loans                        0.30%         0.48%          0.59%          0.91%         0.65%
  Net charge-offs to period-end net loans                     0.29%         0.46%          0.54%          0.84%         0.61%
  Allowance for loan losses to average net loans              2.59%         1.56%          1.64%          1.77%         1.92%
  Allowance for loan losses to period-end net loans           2.49%         1.48%          1.50%          1.65%         1.82%
  Net charge-offs to loan loss allowance                     11.75%        30.98%         35.77%         51.16%        33.74%
  Loan loss provision to net charge-offs                    486.75%       131.19%        115.29%        104.07%        78.22%

An allocation of the loan loss allowance by major loan category is set forth in the following table. There were no relevant variations in loan concentrations, quality or terms, except for an increase in the outstanding loan portfolio balance and a decrease in the unallocated amount. The unallocated portion of the allowance is necessary given the estimates which are inherently a part of this process and is available to address inherent loss which has been previously identified. The allocation is not necessarily indicative of the category of future losses, and the full allowance at December 31, 2005 is available to absorb losses occurring in any category of loans.

                                                                   December 31,
                          ---------------------------------------------------------------------------------------------
                                    2005               2004               2003               2002               2001
                          ----------------- ------------------ ------------------ ------------------ ------------------
                          Allowance  % of   Allowance  % of    Allowance  % of    Allowance  % of    Allowance  % of
                            for     Loans     for      Loans     for      Loans     for      Loans     for      Loans
                           Loan     to Total  Loan    to Total   Loan    to Total   Loan    to Total   Loan    to Total
                          Losses    Loans    Losses    Loans    Losses    Loans    Losses    Loans    Losses    Loans
                          --------  ------- --------- -------- --------- -------- --------- -------- --------- --------
                                                              (amounts in thousands)

Real estate               $23,042    62.86   $11,253    64.19   $ 9,711    63.30   $ 7,664    61.26   $ 6,701    59.29
Commercial, industrial
  and other                34,128    19.74    14,974    17.37    15,311    17.41    11,610    17.72    14,380    17.56
Consumer and other
   revolving credit        15,812    17.40    11,453    18.44    10,718    19.29    10,174    21.02     9,848    23.15
Unallocated                 1,576        -     3,002        -     1,010        -     5,292        -     3,488        -
                          --------  ------- --------- -------- --------- -------- --------- -------- --------- --------

                          $74,558   100.00   $40,682   100.00   $36,750   100.00   $34,740   100.00   $34,417   100.00
                          ========  ======= ========= ======== ========= ======== ========= ======== ========= ========
Deposits and Other Debt Instruments:

The following table sets forth the distribution of the average deposit accounts for the periods indicated and the weighted average interest rate paid on each category of deposits:

                                                2005                              2004                             2003
                               ---------------------------------  -------------------------------  --------------------------------
                                               Percent                           Percent                          Percent
                                 Average         of       Rate      Average        of       Rate     Average        of        Rate
                                 Balance      Deposits     (%)      Balance     Deposits    (%)      Balance      Deposits     (%)
                               -------------  ---------- -------  ------------  --------- -------  ------------- ----------  ------
                                                                   (amounts in thousands)

Non-interest bearing accounts   $   822,733     20.56       -    $   650,106       18.04       -    $   604,448      17.74        -
NOW accounts                        893,521     22.33    1.55        798,286       22.16    1.01        694,681      20.39     1.14
Money market and other
    savings accounts                966,636     24.16    0.83      1,007,366       27.96    0.75        984,667      28.90     0.99
Time deposits                     1,318,536     32.95    3.47      1,146,976       31.84    3.23      1,123,409      32.97     3.25
                               -------------  --------          -------------  ----------          ------------- ----------

                                $ 4,001,426    100.00            $ 3,602,734      100.00            $ 3,407,205     100.00
                               =============  ========          =============  ==========          ============= ==========

The Banks traditionally price their deposits to position themselves competitively with the local market. The Banks’ policy is not to accept brokered deposits.

Time certificates of deposit of $100,000 and greater at December 31, 2005 had maturities as follows:

                                                  December 31, 2005
                                                  -----------------
                                                   (in thousands)

Three months or less                                    $ 150,900
Over three through six months                              75,311
Over six months through one year                          195,381
Over one year                                             212,033
                                                   ---------------
Total                                                   $ 633,625
                                                   ===============
Short-Term Borrowings:

The following table sets forth certain information concerning the Company’s short-term borrowings, which consist of federal funds purchased and Federal Home Loan Bank (“FHLB”) advances as well as securities sold under agreements to repurchase.

                                                                       Years Ended December 31,
                                                            ---------------------------------------------
                                                                2005            2004            2003
                                                            -------------   -------------   -------------
                                                                       (amounts in thousands)
Federal funds purchased and FHLB advances:
  Amount outstanding at period-end                                $1,475            $800              $0
  Weighted average interest at period-end                          3.95%           2.15%           0.00%
  Maximum amount at any month-end during period                  $55,120         $41,852         $37,000
  Average amount outstanding during period                       $10,262         $14,181          $5,335
  Weighted average interest rate during period                     3.27%           1.64%           1.19%

Securities sold under agreements to repurchase:
  Amount outstanding at period-end                              $250,807        $195,478        $150,096
  Weighted average interest at period-end                          4.29%           1.13%           0.80%
  Maximum amount at any month end during-period                 $258,508        $243,101        $105,641
  Average amount outstanding during period                      $224,842        $195,470        $177,535
  Weighted average interest rate during period                     1.94%           0.98%           0.81%
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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest-bearing deposits with other banks are additional sources of liquidity funding. As of December 31, 2005 and 2004, free securities stood at 41.8% or $819.0 million and 28.0% or $362.8 million, respectively.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company’s short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $323 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $100 million. As of December 31, 2005 and 2004, the Company’s core deposits were $4.304 billion and $3.050 billion, respectively, and Net Wholesale Funding stood at $514.0 million and $480.1 million, respectively.

The Consolidated Statements of Cash Flows, (included on page 24 and 25 of the Company’s 2005 Annual Report to Stockholders, which is incorporated herein by reference), provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 2005. Cash flows from operations are a significant part of liquidity management, contributing significant levels of funds in 2005, 2004 and 2003.

Cash flows from operations decreased to $70.5 million in 2005 from $153.2 million in 2004 primarily due to activity related to Magna Insurance Company and lower net earnings (as a direct result of Hurricane Katrina). Net cash used by investing activities increased to $1,171.8 million in 2005 from $511.8 million in 2004 due to securities transactions, the increase in federal funds sold and sales/purchase of branches. In 2005, securities transaction activity resulted in a net use of funds, while in 2004 proceeds from the sales and maturities of securities were greater than purchases of securities. Federal funds sold increased to $260.8 million during 2005 and increased $136.4 million during 2004. The Company paid approximately $3.9 million in connection with the acquisition of a business combination in 2005 and paid approximately $29.4 million in connection with sale/purchase transactions in 2004. Cash flows from financing activities increased to $1,216.6 million in 2005 from $336.4 million in 2004 primarily due to deposit growth.

Cash flows from operations increased to $153.3 million in 2004 from $86.8 million in 2003. Net cash used by investing activities increased to $511.8 million in 2004 from $172.8 million in 2003 due to securities transactions. In 2004, securities transaction activity resulted in a net use of funds, while in 2003 proceeds from the sales and maturities of securities exceeded purchases of securities. During 2003, the Company experienced increased loan growth, which resulted in an increase in cash used by investing activities when comparing 2004 to 2003. Cash flows from financing activities increased to $336.4 million in 2004 from $76.3 million in 2003 primarily due to a net increase in deposits.

More information on liquidity can be found under the caption “Liquidity” - Table 6. Liquidity Ratios on pages 57 and 58 of the Company’s 2005 Annual Report to Stockholders, which is incorporated herein by reference.

Capital Resources:

The information under the caption “Notes to Consolidated Financial Statements”, Note 12 - Common Stockholders’ Equity on pages 38 and 39 of the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

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

ITEM 1A - RISK FACTORS

Making or continuing an investment in securities issued by the Company, including the Company's common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect the Company’s business and results of operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

The Company may be vulnerable to certain sectors of the economy.

A portion of the Company’s loan portfolio is secured by real estate. If the economy deteriorated and depressed real estate values beyond a certain point, that collateral value of the portfolio and the revenue stream from those loans could come under stress and possibly require additional provision to the allowance for loan losses. The Company’s ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impinged, causing additional losses.

General economic conditions in the areas where the Company's operations or loans are concentrated may adversely affect our customers' ability to meet their obligations.

A sudden or severe downturn in the economy in the geographic markets served by the Company in the states of Mississippi, Louisiana, Alabama, and Florida may affect the ability of the Company’s customers to meet loan payment obligations on a timely basis. The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate, and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing such loans. Changes resulting in adverse economic conditions of the Company’s market areas could negatively impact the financial results of the Company’s banking operations and its profitability. Additionally, adverse economic changes may cause customers to withdraw deposit balances, thereby causing a strain on the Company’s liquidity.

The Company is subject to a risk of rapid and significant changes in market interest rates.

The Company’s assets and liabilities are primarily monetary in nature, and as a result the Company is subject to significant risks tied to changes in interest rates. The Company’s ability to operate profitably is largely dependent upon net interest income. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause the Company’s net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could adversely affect the valuation of the Company’s assets and liabilities.

At present the Company’s one-year interest rate sensitivity position is effectively neutral, such that a gradual increase in interest rates during the next twelve months should not have a significant impact on net interest income during that period. However, as with most financial institutions, the Company’s results of operations are affected by changes in interest rates and the Company’s ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates. A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in the Company’s interest rate spread. More detailed discussion of this risk may be found under the caption “Interest Rate Sensitivity” at “Item 1. Business” above.

Certain changes in interest rates, inflation, or the financial markets could affect demand for the Company’s products and the Company’s ability to deliver products efficiently.

Loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within the Company’s securities portfolio lowering interest earnings from those investments. An underperforming stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues; in addition, wealth management fees associated with managed securities portfolios could also be adversely affected. An unanticipated increase in inflation could cause the Company’s operating costs related to salaries & benefits, technology, & supplies to increase at a faster pace than revenues.

The fair market value of the Company’s securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Changes in the policies of monetary authorities and other government action could adversely affect the Company's profitability.

The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, loan demand or the Company’s business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Natural disasters could affect the Company's ability to operate

The Company’s market areas are susceptible to hurricanes. Natural disasters, such as hurricanes, can disrupt the Company’s operations, result in damage to properties and negatively affect the local economies in which the Company operates.

On August 29, 2005, the Company realized such a risk when Hurricane Katrina made landfall along the coasts of Mississippi and Louisiana and significantly impacted the operating region of the Company. The pretax negative impact of the storm on 2005 earnings was $32.4 million. The $32.4 million net pretax negative impact included the following items: $35.2 million (pretax) to establish a storm-related provision for credit losses, a $7.6 million charge (pretax) related to direct expenses incurred, and approximately $3.8 million (pretax) of fees and service charges that were waived to assist affected individuals and businesses. Also included in the $32.4 million impact was a pretax gain of $14.1 million on net property and casualty insurance proceeds, which had either been received or where their receipt was considered substantially assured.

The Company cannot predict whether or to what extent damage caused by future hurricanes will affect the Company’s operations or the economies in the Company’s market areas, but such weather events could cause a decline in loan originations, a decline in the value or destruction of properties securing the loans and an increase in the risk of delinquencies, foreclosures or loan losses.

Greater loan losses than expected may adversely affect the Company's earnings.

The Company as lender is exposed to the risk that its customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on the Company’s operating results. The Company’s credit risk with respect to its real estate and construction loan portfolio will relate principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. The Company’s credit risk with respect to its commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within the Company’s local markets.

The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provide an allowance for estimated loan losses based on a number of factors. The Company believes that its current allowance for loan losses is adequate. However, if the Company’s assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. The Company may have to increase its allowance in the future in response to the request of one of its primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of the Company’s loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

The projected benefit obligations of the Company's pension plan exceed the fair market value of its assets

Investments in the portfolio of the Company’s pension plan may not provide adequate returns to fully fund benefits as they come due, thus causing higher annual plan expenses and requiring additional contributions by the Company.

The Company may need to rely on the financial markets to provide needed capital

The Company’s stock is listed and traded on the NASDAQ National Market System. Although the Company anticipates that its capital resources will be adequate for the foreseeable future to meet its capital requirements, at times the Company may depend on the liquidity of the NASDAQ market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, the Company may be constrained in raising capital. The Company maintains a consistent analyst following; therefore, downgrades in the Company’s prospects by an analyst(s) may cause the Company’s stock price to fall and significantly limit the Company’s ability to access the markets for additional capital requirements. Should these risks materialize, the Company’s ability to further expand its operations through internal growth may be limited.

The Company is subject to regulation by various Federal and State entities

The Company is subject to the regulations of the Securities and Exchange Commission (“SEC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Mississippi Department of Banking and Consumer Finance, the Louisiana Office of Financial Institutions , the Florida Office of Financial Regulation, the Alabama Banking Department and the Mississippi Department of Insurance. New regulations issued by these agencies may adversely affect the Company’s ability to carry on its business activities. The Company is subject to various Federal and State laws and certain changes in these laws and regulations may adversely affect the Company’s operations. Noncompliance with certain of these regulations may impact the Company's business plans, including ability to branch, offer certain products, or execute existing or planned business strategies.

The Company is also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could adversely affect the reported financial statements or results of operations of the Company and may also require extraordinary efforts or additional costs to implement.

Any of these laws or regulations may be modified or changed from time to time, and the Company cannot be assured that such modifications or changes will not adversely affect the Company. The Company’s regulatory status is discussed in more detail under “Item 1. Business. Supervision and Regulation” above.

The Company engages in acquisitions of other businesses from time to time.

On occasion, the Company will engage in acquisitions of other businesses. Inability to successfully integrate acquired businesses can pose varied risks to the Company, including customer and employee turnover, thus increasing the cost of operating the new businesses. The acquired companies may also have legal contingencies, beyond those that the Company is aware of, that could result in unexpected costs. Moreover, there can be no assurance that acquired businesses will achieve prior or planned results of operations.

The Company is subject to industry competition which may have an impact upon its success.

The profitability of the Company depends on its ability to compete successfully. The Company operates in a highly competitive financial services environment. Certain competitors are larger and may have more resources than the Company does. The Company faces competition in its regional market areas from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of the Company’s nonbank competitors are not subject to the same extensive regulations that govern the Company or the Bank and may have greater flexibility in competing for business.

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. The Company’s future success may depend, in part, on its ability to use technology competitively to provide products and services that provide convenience to customers and create additional efficiencies in the Company’s operations.

Future issuances of additional securities could result in dilution of shareholders' ownership.

The Company may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, the Company may issue stock options or other stock grants to retain and motivate the Company’s employees. Such issuances of Company securities will dilute the ownership interests of the Company’s shareholders.

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.

Certain provisions of state and federal law and the Company’s articles of incorporation may make it more difficult for someone to acquire control of the Company. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including the Company’s shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquirer and the antitrust effects of the acquisition. There also are Mississippi statutory provisions and provisions in the Company’s articles of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in the Company’s articles of incorporation could result in the Company being less attractive to a potential acquirer.

Securities issued by the Company, including the Company's common stock, are not FDIC insured.

Securities issued by the Company, including the Company’s common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Bank Insurance Fund, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company’s main offices are located at One Hancock Plaza, Gulfport, Mississippi. The building has fourteen stories, of which seven are utilized by the Company. The remaining seven stories are presently leased to outside parties.

Title to the following banking offices in Mississippi and Louisiana is owned in fee (number of locations shown in parenthesis):

Albany, LA                         (1)                 Mandeville, LA                (1)
Alexandria, LA                     (2)                 Metairie, LA                  (2)
Baker, LA                          (1)                 Moss Point, MS                (1)
Baton Rouge, LA                   (13)                 Ocean Springs, MS             (2)
Bay St. Louis, MS                  (2)                 Opelousas, LA                 (1)
Biloxi, MS                         (4)                 Pascagoula, MS                (2)
Bogalusa, LA                       (1)                 Pass Christian, MS            (1)
Covington, LA                      (1)                 Petal, MS                     (1)
Denham Springs, LA                 (3)                 Picayune, MS                  (1)
D'Iberville, MS                    (1)                 Pineville, LA                 (1)
Escatawpa, MS                      (1)                 Poplarville, MS               (1)
Eunice, LA                         (1)                 Prentiss, MS                  (1)
Franklinton, LA                    (1)                 Purvis, MS                    (2)
Gautier, MS                        (1)                 St. Francisville, LA          (1)
Gonzales, LA                       (1)                 Sumrall, MS                   (1)
Gulfport, MS                       (5)                 Tallahassee, FL               (4)
Hammond, LA                        (3)                 Vancleave, MS                 (1)
Hattiesburg, MS                    (3)                 Ville Platte, LA              (1)
Independence, LA                   (1)                 Walker, LA                    (1)
Long Beach, MS                     (1)                 Waveland, MS                  (1)
Loranger, LA                       (1)                 Zachary, LA                   (1)
Lyman, MS                          (1)

The following banking offices in Mississippi and Louisiana are leased under agreements with unexpired terms from four to forty-nine years including renewal options (number of locations shown in parenthesis):

Baton Rouge, LA              (4)       Pascagoula, MS           (2)
Bay St. Louis, MS            (3)       Picayune, MS             (2)
Diamondhead, MS              (1)       Ponchatoula, LA          (1)
Gulfport, MS                 (5)       Saucier, MS              (1)
Kiln, MS                     (1)       Slidell, LA              (1)
Kenner, LA                   (1)       Springfield, LA          (1)
Long Beach, MS               (1)       Tallahassee, FL          (1)

In addition to the above, Hancock Bank MS owns land and other properties acquired through foreclosures of loan collateral. The major item is approximately 3,700 acres of timber land in Hancock County, Mississippi, which Hancock Bank MS acquired by foreclosure in the 1930‘s.

Hurricane Katrina inflicted significant damage to many of the Company’s facilities. Of the Company’s 104 branch facilities, 40 sustained at least some damage. There were 9 branches that sustained damage between 50 and 90 percent, while an additional 7 branches were essentially 100% damaged. In addition, the Company’s main headquarters building in Gulfport, Mississippi sustained significant damage and will be uninhabitable until repairs are complete in late summer 2006. Management has identified specific fixed asset impairment costs due to the storm totaling $8.8 million through December 31, 2005.

The Company is very well insured against property and casualty and other related losses associated with natural disasters, such as hurricanes. Through property and casualty, flood, business interruption and other forms of insurance, the Company filed insurance claims with its various providers totaling $44.0 million. Based on management’s best estimate of claims for which collection was received or substantially assured, a receivable related to insurance proceeds of $23.5 million was booked on September 30, 2005. Additional insurance proceeds are considered contingent upon reaching further agreement on claims and may be recognized as gains upon their receipt.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

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

The information under the caption “Market Information” on page 16 of the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

The information under the caption “Notes to Consolidated Financial Statements”, Note 15 - Employee Stock Plans on pages 44 through 46 of the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information under the caption “Financial Highlights” on pages 14 and 15 of the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 52 through 66 of the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

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

At December 31, 2005 the Company had $550.9 million in unused loan commitments outstanding, of which approximately $348.9 million were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At December 31, 2005 the Company had $57.4 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at December 31, 2005 according to expiration date.

                                                                        Expiration Date
                                                        ---------------------------------------------
(dollars in thousands)                                    Less than         1-3             3-5         More than
                                           Total           1 year          years           years         5 years
                                       --------------   --------------  -------------  --------------  -------------
Commitments to extend credit               $ 550,948        $ 284,249       $ 34,999        $ 25,815      $ 205,885
Letters of credit                             57,427           34,261          1,287          21,397            483
                                       --------------   --------------  -------------  --------------  -------------
     Total                                 $ 608,375        $ 318,510       $ 36,286        $ 47,212      $ 206,368
                                       ==============   ==============  =============  ==============  =============
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

                                                                            Year ended
(amounts in thousands)                                                   December 31, 2005
                                     MS             LA              FL              Other          Eliminations      Consolidated
                                ------------   ------------    ------------    ---------------   ---------------   ---------------
Interest income                   $ 140,583      $ 109,248         $ 6,563           $ 13,136          $ (5,899)        $ 263,631
Interest expense                     45,392         33,184           1,796                  -            (5,553)           74,819
                                ------------   ------------    ------------    ---------------   ---------------   ---------------
     Net interest income             95,191         76,064           4,767             13,136              (346)          188,812
Provision for loan losses            24,744         14,836             493              2,562                 -            42,635
Non-interest income                  46,197         28,061             476             23,670              (135)           98,269
Depreciation and amortization         5,299          2,467             454                497                 -             8,717
Other non-interest expense           73,725         56,065           4,349             28,820              (133)          162,826
                                ------------   ------------    ------------    ---------------   ---------------   ---------------
Earnings before income taxes         37,620         30,757             (53)             4,927              (348)           72,903
Income tax expense                   16,673           (191)            170              2,260               (41)           18,871
                                ------------   ------------    ------------    ---------------   ---------------   ---------------
     Net earnings                 $  20,947      $  30,948         $  (223)          $  2,667          $   (307)        $  54,032
                                ============   ============    ============    ===============   ===============   ===============

                                                                            Year ended
(amounts in thousands)                                                   December 31, 2004
                                     MS              LA              FL             Other         Eliminations      Consolidated
                               ------------    ------------    ------------    ---------------   ---------------   ---------------
Interest income                   $ 120,197      $  91,148         $ 3,089           $ 14,673          $ (2,333)        $ 226,774
Interest expense                     37,953         20,385             922                 65            (2,055)           57,270
                               ------------    ------------    ------------    ---------------   ---------------   ---------------
     Net interest income             82,244         70,763           2,167             14,608              (278)          169,504
Provision for loan losses             5,564          6,429             928              3,616                 -            16,537
Non-interest income                  39,894         33,255             445             19,084            (2,397)           90,281
Depreciation and amortization         5,879          2,648              67                563                 -             9,157
Other non-interest expense           67,370         51,348           3,047             24,157              (128)          145,794
                               ------------    ------------    ------------    ---------------   ---------------   ---------------
Earnings before income taxes         43,325         43,593          (1,430)             5,356            (2,547)           88,297
Income tax expense                   12,808         13,213            (547)             1,913              (794)           26,593
                               ------------    ------------    ------------    ---------------   ---------------   ---------------
     Net earnings                 $  30,517      $  30,380         $  (883)          $  3,443          $ (1,753)        $  61,704
                               ============    ============    ============    ===============   ===============   ===============

                                                                            Year ended
(amounts in thousands)                                                   December 31, 2003
                                     MS             LA              FL             Other          Eliminations      Consolidated
                               -------------   ------------    ------------    ---------------   ---------------   ---------------
Interest income                   $ 121,664       $ 83,368      $        -           $ 13,648            $ (531)        $ 218,149
Interest expense                     38,982         19,301               -                 (2)             (320)           57,961
                               -------------   ------------    ------------    ---------------   ---------------   ---------------
     Net interest income             82,682         64,067               -             13,650              (211)          160,188
Provision for loan losses             7,385          5,720               -              2,049                 -            15,154
Non-interest income                  37,497         26,725               -             10,563               (29)           74,756
Depreciation and amortization         6,335          3,053               -                494                 -             9,882
Other non-interest expense           64,358         51,493               -             14,504               (29)          130,326
                               -------------   ------------    ------------    ---------------   ---------------   ---------------
Earnings before income taxes         42,101         30,526               -              7,166              (211)           79,582
Income tax expense                   12,780          9,226               -              2,621                 -            24,627
                               -------------   ------------    ------------    ---------------   ---------------   ---------------
     Net earnings                 $  29,321       $ 21,300      $        -           $  4,545            $ (211)        $  54,955
                               =============   ============    ============    ===============   ===============   ===============

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities.

                                          (a)                     (b)                    (c)                      (d)
                                                                                   Total number of          Maximum number
                                                                                   shares purchased            of shares
                                      Total number                                as a part of publicly     that may yet be
                                      of shares or           Average Price            announced plans       purchased under
                                       units purchased       Paid per Share         or programs (1)        Plans or Programs
                                   --------------------   --------------------  ---------------------    --------------------

Jan. 1, 2005 - Mar. 31, 2005                    44,413 (2)     $ 31.6290                    40,009                681,301
Apr. 1, 2005 - Jun. 30, 2005                   189,508 (3)       31.7650                    96,100                585,201
Jul. 1, 2005 - Sep. 30, 2005                    28,929 (4)       32.3294                    11,800                573,401
Oct. 1, 2005 - Dec. 31, 2005                    32,999 (5)       39.0339                         -                573,401
                                   -------------------    --------------------   ---------------------
Total as of Dec. 31, 2005                      295,849         $ 26.0194                   147,909
                                   ===================    ====================   =====================

 (1)  The Company publicly announced its stock buy-back program on July 18, 2000.

 (2)  4,404 shares were purchased on the open market from January through March in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (3)  93,408 shares were purchased on the open market from April through June in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (4)  17,129 shares were purchased on the open market from July through September in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (5)  32,999 shares were purchased on the open market from October through December in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.
Recent Accounting Pronouncements

In October 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Accounting Position (SOP) 03-03, which addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits “carry over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. The Company adopted this SOP during the first quarter of 2005 as required and its effect on the consolidated financial statements, to date, has not been material.

The guidance in Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of the Issue was delayed by FASB Staff Position (FSP) EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, posted on September 30, 2004. The disclosure requirements continue to be effective and have been implemented by the Company. In November 2005, the FASB issued Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not for Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of FAS 115-1 and FAS 124-1 will have a material impact on its financial condition or results of operations.

On December 16, 2004, the FASB published SFAS No. 123(R), Share-Based Payments. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. It will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company will adopt SFAS No.123(R) effective January 1, 2006. The estimated effect on 2006 earnings is an increase in compensation expense of $900,000, or a reduction in diluted earnings per share of $0.03.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. Then the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather that being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. This Statement is effective for the Company as of January 1, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Asset/Liability Management” on pages 58 through 60 of the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial information of the Company and subsidiaries, and the report of independent registered public accounting firm, appearing on Pages 14 through 66 of the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference:

        Financial Highlights on Pages 14 and 15
        Summary of Quarterly Operating Results and Market Information on Page 16
        Management's Report on Internal Control over Financial Reporting on Page 17
        Reports of Independent Registered Public Accounting Firm on Pages 18 and 19
        Consolidated Balance Sheets on Page 20
        Consolidated Statements of Earnings on Page 21
        Consolidated Statements of Common Stockholders' Equity on Page 22
        Consolidated Statements of Comprehensive Earnings on Page 23
        Consolidated Statements of Cash Flows on Page 24 and 25
        Notes to Consolidated Financial Statements on Pages 26 through 51
        Management's Discussion and Analysis of Financial Condition
               And Results of Operations on Pages 52 through 66
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 20, 2004 the Company dismissed Deloitte & Touche LLP as its independent auditors, after Deloitte & Touche LLP completed its audit of the financial statements of the Company for the fiscal year ended December 31, 2003. The Audit Committee of the Board of Directors of the Company approved the decision to change auditors.

During the two fiscal years ended December 31, 2003 and 2002 and the interim period from January 1, 2004 to January 20, 2004, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche LLP’s satisfaction, would have caused Deloitte & Touche LLP to make a reference to the subject matter of the disagreements in their reports on the financial statements for such years.

During the two most recent fiscal years prior to the dismissal of Deloitte & Touche, LLP and the interim period from January 1, 2004 to January 20, 2004, Deloitte & Touche LLP’s reports on the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the interim period from January 1, 2006 to February 23, 2006, the Company did not consult with Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304(a)(1)(v) of Regulation S-K.

On January 20, 2004, the Board of Directors appointed KPMG LLP, an independent registered public accounting firm, as auditors for the fiscal year ending December 31, 2004, and until their successors are selected. The Audit Committee of the Company’s Board of Directors approved the decision to change auditors.

The Company has been advised that neither KPMG LLP nor any of its partners has any direct or any material indirect financial interest in the securities of the Company or any of its subsidiaries, except as auditors and consultants on accounting procedures and tax matters. Additionally, during the two fiscal years ended December 31, 2003 and 2002, there were no consultations between the Company and KPMG LLP regarding application of accounting principles, the type of audit opinion that might be issued on the Company’s financial statements, or on any other matter.

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

As of December 31, 2005, (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Internal Control over Financial Reporting

The management of Hancock Holding Company has prepared the consolidated financial statements and other information in our Annual Report in accordance with accounting principles generally accepted in the United States of America and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgments.

In meeting its responsibility, management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

The Company’s management is responsible for establishing and maintaining the adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13(a) - 15(f). Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). This section relates to management’s evaluation of internal control over financial reporting including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which is incorporated herein by reference.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors who are not also executive officers of the registrant, see “Directors of HHC” (page 9) in the Proxy Statement for the Annual Meeting of Shareholders to be held March 30, 2006, which was filed by the Registrant in definitive form with the Commission on March 3, 2006 and is incorporated herein by reference.

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

Compliance with Section 16(a) of the Exchange Act

For information concerning compliance with Section 16(a) of the Exchange Act, see “Section 16(a) Beneficial Ownership Reporting Compliance” (pages 8-16) in the Proxy Statement for the Annual Meeting of Shareholders to be held on March 30, 2006, which was filed by the Registrant in definitive form with the Commission on March 3, 2006 and is incorporated herein by reference.

Audit Committee

For information concerning the Audit Committee, its members and its financial expert, see “Audit Committee” (page 18) in the Proxy Statement for the Annual Meeting of Shareholders to be held on March 30, 2006, which was filed by the Registrant in definitive form with the Commission on March 3, 2006 and is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

For information concerning this item see “Executive Compensation” (page 10) in the Proxy Statement for the Annual Meeting of Shareholders to be held on March 30, 2006, which was filed by the Registrant in definitive form with the Commission on March 3, 2006 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning this item see “Security Ownership of Certain Beneficial Owners” (page 8) and “Security Ownership of Management” (pages 9-10) in the Proxy Statement for the Annual Meeting of Shareholders to be held March 30, 2006, which was filed by the Registrant in definitive form with the Commission on March 3, 2006 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning this item see “Certain Transactions and Relationships” (page 16) in the Proxy Statement for the Annual Meeting of Shareholders to be held March 30, 2006, which was filed by the Registrant in definitive form with the Commission on March 3, 2006 and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning this item, see “Principal Accounting Firm Fees” on Page 20 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held March 30, 2006, which was filed by the Registrant in definitive form with the Commission on March 3, 2006 and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Hancock Holding Company and Consolidated Subsidiaries
(a) 1. and 2. Consolidated Financial Statements:

The following have been incorporated herein from the Company’s 2005 Annual Report to Stockholders and are incorporated herein by reference:

-        Management's Report on Internal Control over Financial Reporting
-        Reports of Independent Registered Public Accounting Firm
-        Consolidated Balance Sheets as of December 31, 2005 and 2004
-        Consolidated Statements of Earnings for the three years ended December 31, 2005
-        Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 2005
-        Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2005
-        Consolidated Statements of Cash Flows for the three years ended December 31, 2005
-        Notes to Consolidated Financial Statements for the three years ended December 31, 2005
-        Financial Highlights at and as of each of the five years ended December 31, 2005

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

     (13)      Annual Report to Stockholders for year ending December 31, 2005 furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein by reference).

    (21)    Proxy Statement for the Registrant's Annual Meeting of Shareholders on March 30, 2006 (deemed "filed"
            for the purposes of this Form 10-K only for those portions which are specifically
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
    Hancock Bank of Louisiana                            Louisiana                Hancock Holding Company
    HBLA Properties, LLC                                 Louisiana                Hancock Bank of Louisiana
    Hancock Bank of Florida                              Florida                  Hancock Holding Company
    Magna Insurance Company                              Mississippi              Hancock Holding Company
    Harrison Life Insurance Company                      Mississippi              Magna Insurance Co.
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

                                                                  HANCOCK HOLDING COMPANY
                                                               ------------------------------------------
                                                                Registrant

  March 15, 2006                             By:  /s/ George A. Schloegel
------------------                              -------------------------------------
        Date                                      George A. Schloegel
                                                  Vice-Chairman of the Board &
                                                  Chief Executive Officer

  March 15, 2006                             By:  /s/ Carl J. Chaney
------------------                              -------------------------------------
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

/s/ Leo W. Seal, Jr.                        President,                                   March 15, 2006
--------------------------------
Leo W. Seal, Jr.                            Director

/s/ Joseph F. Boardman, Jr.                 Chairman of the Board,                       March 15, 2006
--------------------------------
Joseph F. Boardman, Jr.                     Director

/s/ George A. Schloegel                     Vice Chairman of the Board,                  March 15, 2006
--------------------------------
George A. Schloegel                         Director,
                                            Chief Executive Officer

/s/ James B. Estabrook, Jr.                 Director                                     March 15, 2006
--------------------------------
James B. Estabrook, Jr.

                                            Director                                     March 15, 2006
--------------------------------
Charles H. Johnson

/s/ Alton G. Bankston                       Director                                     March 15, 2006
--------------------------------
Alton G. Bankston

/s/ Don P. Descant                          Director                                     March 15, 2006
--------------------------------
Don P. Descant

(signatures continued)

/s/ Christine L. Smilek                     Director                                     March 15, 2006
--------------------------------
Christine L. Smilek

                                            Director                                     March 15, 2006
--------------------------------
Frank E. Bertucci

/s/ James H. Horne                          Director                                     March 15, 2006
--------------------------------
James H. Horne

/s/ Carl J. Chaney                          Executive Vice President and                 March 15, 2006
--------------------------------
Carl J. Chaney                              Chief Financial Officer

                                            Director                                     March 15, 2006
--------------------------------
Robert W. Roseberry

                                            Director                                     March 15, 2006
--------------------------------
John H. Pace