Form 10-Q
period 2006-03-31
HANCOCK HOLDING CO
filed 2006-05-10
CIK 750577

                                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                                   WASHINGTON, D.C. 20549

                                                         FORM 10-Q

      X      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
   ------
              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   ------

For Quarter Ending       March 31, 2006
                   -------------------------

Commission File Number     0-13089
                       ---------------------

                                               HANCOCK HOLDING COMPANY
-----------------------------------------------------------------------------------------------------------------------
                                       (Exact name of registrant as specified in its charter)

              MISSISSIPPI                                                             64-0693170
-----------------------------------                                       ---------------------------------------------
(State or other jurisdiction of                                                (I.R.S. Employer Identification Number)
incorporation or organization)

ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI                                                      39502
-----------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                  (Zip Code)

                                                      (228) 868-4000
-----------------------------------------------------------------------------------------------------------------------
                                   (Registrant's telephone number, including area code)

                                                       NOT APPLICABLE
-----------------------------------------------------------------------------------------------------------------------
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

                                       YES     X        NO
                                            ------         ------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   X         Accelerated filer                  Non-accelerated filer
                        ------                        ------                                 ------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            YES                NO     X
                                  ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

32,509,076 common shares were outstanding as of April 30, 2006 for financial statement purposes.

                                                  HANCOCK HOLDING COMPANY
                                                  -----------------------

                                                           INDEX
                                                           -----

PART I.  FINANCIAL INFORMATION                                                                            PAGE NUMBER
------------------------------                                                                            -----------

ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets
         March 31, 2006 (Unaudited) and December 31, 2005                                                    1

         Condensed Consolidated Statements of Income (Unaudited) --
         Three Months Ended March 31, 2006 and 2005                                                          2

         Condensed Consolidated Statements of Common Stockholders' Equity
         Equity - March 31, 2006 (Unaudited) and March 31, 2005                                              3

         Condensed Consolidated Statements of Comprehensive Earnings
         (Unaudited) - Three Months Ended March 31, 2006 and 2005                                            4

         Condensed Consolidated Statements of Cash Flows (Unaudited) --
         Three Months Ended March 31, 2006 and 2005                                                          5

         Notes to Unaudited Condensed Consolidated Financial Statements                                   6-17

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                   18-31

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                                      32-34

ITEM 4.  Controls and Procedures                                                                            35

PART II.  OTHER INFORMATION
---------------------------

ITEM 1A.  Risk Factors                                                                                      35

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                       35

ITEM 4.   Submission of Matters to a Vote of Security Holders                                               36

ITEM 6.   Exhibits                                                                                          36

SIGNATURES                                                                                                  37
----------

                                               PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except par value)

                                                                                            March 31,
                                                                                               2006               December 31,
                                                                                           (Unaudited)                 2005
                                                                                     --------------------     --------------------
ASSETS:
      Cash and due from banks (non-interest bearing)                                          $  258,511               $  271,104
      Interest-bearing time deposits with other banks                                              7,886                    7,258
      Federal funds sold                                                                         409,488                  402,968
      Securities available for sale, at fair value
         (amortized cost of $2,312,340 and $1,980,745)                                         2,278,613                1,959,261
      Loans                                                                                    2,983,270                3,000,618
         Less: allowance for loan losses                                                        (73,961)                 (74,558)
               unearned income                                                                  (12,099)                 (11,432)
                                                                                     --------------------     --------------------
         Loans, net                                                                            2,897,210                2,914,628
      Property and equipment, net of accumulated
         depreciation of $59,557 and $58,005                                                      89,013                   79,386
      Other real estate, net                                                                       1,521                    1,833
      Accrued interest receivable                                                                 36,262                   35,046
      Goodwill, net                                                                               61,418                   61,418
      Other intangible assets, net                                                                10,109                   10,781
      Life insurance contracts                                                                    83,944                   83,080
      Reinsurance receivables                                                                     47,528                   49,452
      Deferred tax asset, net                                                                     45,481                   40,380
      Other assets                                                                                29,605                   33,592

                                                                                     --------------------     --------------------
            TOTAL ASSETS                                                                      $6,256,589               $5,950,187
                                                                                     ====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
      Deposits:
         Non-interest bearing demand                                                          $1,225,744               $1,324,938
         Interest-bearing savings, NOW, money market
            and time                                                                           4,093,205                3,664,882
                                                                                     --------------------     --------------------
               Total deposits                                                                  5,318,949                4,989,820
      Federal funds purchased                                                                      2,750                    1,475
      Securities sold under agreements to repurchase                                             215,849                  250,807
      Long-term notes                                                                             50,265                   50,266
      Policy reserves and liabilities                                                            101,191                  105,368
      Other liabilities                                                                           78,142                   75,036
                                                                                     --------------------     --------------------
            TOTAL LIABILITIES                                                                  5,767,146                5,472,772

COMMON STOCKHOLDERS' EQUITY:
      Common Stock-$3.33 par value per share; 75,000,000
         shares authorized, 32,493,960 and 32,301,123 issued,
         respectively                                                                            108,205                  107,563
      Capital surplus                                                                            130,340                  129,222
      Retained earnings                                                                          280,690                  265,039
      Accumulated other comprehensive loss, net                                                 (29,792)                 (22,066)
      Unearned compensation                                                                            -                  (2,343)
                                                                                     --------------------     --------------------
            TOTAL COMMON STOCKHOLDERS' EQUITY                                                    489,443                  477,415
                                                                                     --------------------     --------------------
            TOTAL LIABILITIES AND
            COMMON STOCKHOLDERS' EQUITY                                                       $6,256,589               $5,950,187
                                                                                     ====================     ====================

      See notes to unaudited condensed consolidated financial statements.

                                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)
                                        (In thousands, except per share amounts)

                                                                                     Three Months Ended March 31,
                                                                                         2006               2005
                                                                                    ----------          ---------
INTEREST INCOME:
  Loans, including fees                                                              $ 53,259           $ 45,580
  Securities - taxable                                                                 21,866             11,695
  Securities - tax exempt                                                               1,693              1,790
  Federal funds sold                                                                    3,586                711
  Other investments                                                                     1,186                755
                                                                                    ----------          ---------
      Total interest income                                                            81,590             60,531
                                                                                    ----------          ---------

INTEREST EXPENSE:
  Deposits                                                                             23,021             15,032
  Federal funds purchased and securities sold
    under agreements to repurchase                                                      1,659                674
  Long-term notes and other interest expense                                              593                583
                                                                                    ----------          ---------
      Total interest expense                                                           25,273             16,289
                                                                                    ----------          ---------

NET INTEREST INCOME                                                                    56,317             44,242
Provision for (recovery of) loan losses                                                 (705)              2,760
                                                                                    ----------          ---------
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES                      57,022             41,482
                                                                                    ----------          ---------

NON-INTEREST INCOME:
  Service charges on deposit accounts                                                   7,884              9,490
  Other service charges, commissions and fees                                          12,505             10,012
  Securities gains, net                                                                   118                  7
  Other income                                                                          4,501              2,925
                                                                                    ----------          ---------
      Total non-interest income                                                        25,008             22,434
                                                                                    ----------          ---------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                       26,202             22,379
  Net occupancy expense of premises                                                     3,659              2,495
  Equipment rentals, depreciation and maintenance                                       2,668              2,357
  Amortization of intangibles                                                             675                584
  Other expense                                                                        15,961             13,827
                                                                                    ----------          ---------
      Total non-interest expense                                                       49,165             41,642
                                                                                    ----------          ---------

EARNINGS BEFORE INCOME TAXES                                                           32,865             22,274
Income tax expense                                                                     10,854              6,836
                                                                                    ----------          ---------
NET EARNINGS                                                                         $ 22,011           $ 15,438
                                                                                    ==========          =========
BASIC EARNINGS PER SHARE                                                             $   0.68           $   0.48
                                                                                    ==========          =========
DILUTED EARNINGS PER SHARE                                                           $   0.67           $   0.47
                                                                                    ==========          =========
DIVIDENDS PAID PER SHARE                                                             $  0.195           $  0.165
                                                                                    ==========          =========
WEIGHTED AVG. SHARES OUTSTANDING-BASIC                                                 32,393             32,463
                                                                                    ==========          =========
WEIGHTED AVG. SHARES OUTSTANDING-DILUTED                                               33,088             33,019
                                                                                    ==========          =========

See notes to unaudited condensed consolidated financial statements.

                                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                                        (UNAUDITED)
                                     (In thousands, except share and per share amounts)

                                                                                                      Accumulated
                                                                                                         Other
                                                     Common Stock         Capital       Retained      Comprehensive      Unearned
                                                Shares        Amount      Surplus       Earnings      (Loss), net      Compensation
                                              -----------   ----------   ---------     ---------     -------------     ------------
Balance, January 1, 2005                      32,439,702     $108,024    $134,905      $234,423         $(11,121)         $(1,649)
Net earnings                                                                             15,438
Cash dividends -
  $0.165 per common share                                                               (5,384)
Change in fair value of securities available
  for sale, net                                                                                          (14,097)
Restricted stock awards granted                                             1,490                                          (1,490)
Restricted stock awards vested                    37,426          125       (125)
Restricted stock awards forfeited                                            (29)                                               29
Amortization of compensation element of
  restricted stock                                                                                                             198
Repurchase/retirement of common stock           (44,413)        (148)     (1,264)
Shares issued for options exercised               23,784           79         346
Shares tendered for options exercised            (2,075)          (7)        (58)
Other stock transactions, net                      8,095           27       (161)
                                              -----------  -----------  ----------   -----------   ---------------    -------------
Balance, March 31, 2005                       32,462,519     $108,100    $135,104      $244,477         $(25,218)         $(2,912)
                                              ===========  ===========  ==========   ===========   ===============    =============

Balance, January 1, 2006                      32,301,123     $107,563    $129,222      $265,039         $(22,066)         $(2,343)
Net earnings                                                                             22,011
Cash dividends -
  $0.195 per common share                                                               (6,360)
Change in fair value of securities available
  for sale, net                                                                                           (7,726)
Reclass of unearned compensation due to
  adoption of SFAS No. 123R                                               (2,343)                                            2,343
Amortization of compensation element of
  restricted stock                                                            215
Repurchase/retirement of common stock           (17,000)         (57)       (710)
Shares issued for options exercised              246,034          819       4,230
Shares tendered for options exercised           (47,607)        (159)     (1,882)
Amortization of compensation element of stock
  options                                                                   1,057
Other stock transactions, net                     11,410           39         551
                                              -----------  -----------  ----------   -----------   ---------------    -------------
Balance, March 31, 2006                       32,493,960     $108,205    $130,340      $280,690         $(29,792)          $     -
                                              ===========  ===========  ==========   ===========   ===============    =============

See notes to unaudited condensed consolidated financial statements

                                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                                        (UNAUDITED)
                                                       (In thousands)

                                                                                             Three Months Ended March 31,
                                                                                              2006                  2005
                                                                                           -----------           -----------

Net earnings                                                                                $ 22,011              $ 15,438

      Other comprehensive income
         (net of income tax):

      Change in fair value of securities
         available for sale, net of tax benefit
         of $4,542 and $7,588, respectively                                                  (7,649)              (14,092)

      Reclassification adjustments for (losses) gains
         included in net earnings, net of tax effect
         of $45 and $3, respectively                                                            (77)                   (5)
                                                                                          -----------           -----------

Total comprehensive earnings                                                                $ 14,285              $  1,341
                                                                                          ===========           ===========

See notes to unaudited condensed consolidated financial statements.

                                          HANCOCK HOLDING COMPANY AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                      (In thousands)

                                                                                 Three Months Ended March 31,
                                                                                 2006                     2005
                                                                           ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                                          $    22,011              $    15,438
          Adjustments to reconcile net earnings to net
              cash provided by operating activities:
                 Depreciation and amortization                                     2,238                    2,236
                 Provision for (recovery of) loan losses                           (705)                    2,760
                 Provision for (recovery of) losses on other real
                   estate owned                                                    (109)                       35
                 Deferred tax benefit                                            (5,306)                    (366)
                 Increase in cash surrender value of life
                   insurance contracts                                             (864)                    (849)
                 Gain on sales of securities available for sale, net               (118)                      (7)
                 Loss (gain) on sales of real estate owned, net                     (39)                       73
                 (Accretion) amortization of securities
                   premium/discount, net                                         (3,458)                      780
                 Amortization of intangible assets                                   823                      810
                 Amortization of compensation element of restricted stock            215                      198
                 Amortization of compensation element of stock options             1,057                        -
                 (Increase) decrease in interest receivable                      (1,216)                    1,569
                 Increase in accrued expenses                                      2,729                      133
                 Increase (decrease) in other liabilities                           (59)                    1,835
                 Increase (decrease) in interest payable                             436                    (202)
                 Increase (decrease) in policy reserves and liabilities          (4,177)                    2,816
                 Decrease in reinsurance receivable                                1,924                    3,501
                 (Increase) decrease in other assets                               8,043                  (2,210)
                 Other, net                                                           91                  (1,677)
                                                                          ---------------          ---------------
          Net cash provided by operating activities                               23,516                   26,873
                                                                          ---------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net (increase) in interest-bearing time deposits                            (628)                     (22)
       Proceeds from maturities, calls or prepayments of
          securities held to maturity                                                  -                    6,559
       Proceeds from sales and maturities of securities
         available for sale                                                      143,469                  130,745
       Purchases of securities held to maturity                                        -                  (4,819)
       Purchases of securities available for sale                              (471,488)                (267,265)
       Net (increase) decrease in federal funds sold                             (6,520)                   55,353
       Net increase (decrease) in loans                                           17,781                 (46,620)
       Purchases of property, equipment and software, net                       (11,551)                  (2,633)
       Proceeds from sales of other real estate                                      707                      641
                                                                          ---------------          ---------------
          Net cash used in investing activities                                (328,230)                (128,061)
                                                                          ---------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in deposits                                                  329,129                   89,263
       Net (decrease) increase in federal funds purchased and
          securities sold under agreements to repurchase                        (33,683)                   15,477
       Repayments of long-term notes                                                 (1)                      (1)
       Dividends paid                                                            (6,360)                  (5,384)
       Proceeds from exercise of stock options                                     3,008                      360
       Repurchase/retirement of common stock                                       (767)                  (1,412)
       Excess tax benefit from exercise of stock options                             205                        -
       Other stock transactions, net                                                 590                    (134)
                                                                          ---------------          ---------------
          Net cash provided by financing activities                              292,121                   98,169
                                                                          ---------------          ---------------
NET DECREASE IN CASH AND DUE FROM BANKS                                         (12,593)                  (3,019)
CASH AND DUE FROM BANKS, BEGINNING                                               271,104                  155,797
                                                                          ---------------          ---------------
CASH AND DUE FROM BANKS, ENDING                                              $   258,511              $   152,778
                                                                          ===============          ===============
SUPPLEMENTAL INFORMATION:
       Income taxes paid                                                     $     2,079              $     5,462
       Interest paid                                                              24,837                   16,491
       Restricted stock issued to employees of Hancock                             2,373                    1,490
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
       Transfers from loans to other real estate                             $       342              $     3,867
       Financed sale of foreclosed property                                            -                      222

See notes to unaudited condensed consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated financial statements of Hancock Holding Company and subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Common Stockholders’ Equity at March 31, 2006 and the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2006 and 2005. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for loan losses, investments, intangible assets and goodwill, property, plant and equipment, income taxes, insurance, employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Certain reclassifications have been made to conform prior year financial information to the current period presentation.

Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. With the exception of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R discussed herein, there have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2005.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation (continued)

Recent Accounting Pronouncements

The guidance in Emerging Issues Task Force 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”), was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EITF 03-01 was delayed by the Financial Accounting Standards Board (“FASB”) Staff Position EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (“FSP EITF 03-1-1”), posted on September 30, 2004. The disclosure requirements continue to be effective and have been implemented by the Company. In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not for Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted FSP FAS 115-1 and FAS 124-1 effective January 1, 2006. The adoption of FSP FAS 115-1 and FAS 124-1 has not had a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB published SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. It will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of stock-based payment arrangements for public companies. The Company adopted SFAS No.123(R) under the modified prospective method and considered the guidance in SAB 107 effective January 1, 2006. The after-tax effect on earnings for the first quarter of 2006 is an increase in compensation expense of $917,000, or a reduction in diluted earnings per share of $0.03.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. Then the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. The Company adopted SFAS No. 154 effective January 1, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation (continued)

On March 17, 2006, the FASB published SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. The effective date of this statement is the first fiscal year that begins after September 15, 2006. The Company intends on using the amortization method and does not believe the adoption of SFAS No. 156 will have a material impact on its results of operations and financial position.

2.  Loans and Allowance for Loan Losses

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (amounts in thousands):

                                                                              Three Months Ended March 31,
                                                                              2006                    2005
                                                                         ------------           -------------

Balance of allowance for loan losses
  at beginning of period                                                    $ 74,558                $ 40,682
  Provision for (recovery of) loan losses                                      (705)                   2,760
Loans charged-off:
     Commercial, Real Estate & Mortgage                                          603                   1,099
     Direct & Indirect Consumer                                                1,938                   1,647
     Finance Company                                                             441                     519
     Demand Deposit Accounts                                                     940                     761
                                                                         ------------           -------------
  Total charge-offs                                                            3,922                   4,026
                                                                         ------------           -------------
Recoveries of loans previously
  charged-off:
     Commercial, Real Estate & Mortgage                                        2,190                     261
     Direct & Indirect Consumer                                                  452                     549
     Finance Company                                                             193                     138
     Demand Deposit Accounts                                                   1,195                     818
                                                                         ------------           -------------
  Total recoveries                                                             4,030                   1,766
                                                                         ------------           -------------
  Net charge-offs (recoveries)                                                 (108)                   2,260
                                                                         ------------           -------------
  Balance of allowance for loan losses
    at end of period                                                        $ 73,961                $ 41,182
                                                                         ============           =============

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  Loans and Allowance for Loan Losses (continued)

The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

                                                                                     Three Months Ended March 31,
                                                                                     2006                   2005
                                                                                -------------           ------------
Ratios :
  Net (recoveries) charge-offs to average net loans (annualized)                     -0.01%                  0.33%
  Net (recoveries) charge-offs to period-end net loans (annualized)                  -0.01%                  0.32%
  Allowance for loan losses to average net loans                                      2.49%                  1.48%
  Allowance for loan losses to period-end net loans                                   2.49%                  1.48%
  Net charge-offs (recoveries) to loan loss allowance                                -0.15%                  5.49%
  Provision for loan losses to net charge-offs                                      655.76%                122.13%

As of March 31, 2006 and December 31, 2005, the Company had investments in classified loans totaling $92.2 million and $112.1 million, respectively. The Company’s allowance for loan losses includes allocations of $12.5 million and $17.1 million associated with these loans as of March 31, 2006 and December 31, 2005, respectively.

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

The Company’s average investments in impaired loans for the three months ended March 31, 2006 and March 31, 2005 were $9.9 million and $9.4 million, respectively. No interest was recognized on nonaccrual loans. The amount of interest that would have been accrued on these loans would not have had a material effect on earnings for the three months ended March 31, 2006 and March 31, 2005.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  Goodwill and Other Intangible Assets

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142 "Goodwill and Other Intangibles", the Company tests its goodwill for impairment annually. No impairment charges were recognized as of March 31, 2006. The carrying amount of goodwill was $61.4 million as of March 31, 2006 and December 31, 2005.

The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated (amounts in thousands):

                                                    As of March 31, 2006                        As of December 31, 2005
                                             ----------------------------------         ----------------------------------------
                                             Gross Carrying      Accumulated            Gross Carrying            Accumulated
                                                 Amount          Amortization               Amount                Amortization
                                             ---------------    ---------------         ---------------          ---------------
Amortizable intangible assets:

      Core deposit intangibles                     $ 14,137           $  6,265                $ 14,137                 $  5,924

      Value of insurance business acquired            1,827              1,072                   1,673                      833

      Non-compete agreements                            228                130                     228                       76

      Mortgage servicing rights                       4,144              2,760                   4,292                    2,716
                                             ---------------    ---------------         ---------------          ---------------

         Total                                     $ 20,336          $  10,227                $ 20,330                 $  9,549
                                             ===============    ===============         ===============          ===============

                                                                        Three Months Ended March 31,
                                                                       2006                    2005
                                                                ---------------          ---------------
Aggregate amortization expense for:

      Core deposit intangibles                                         $   341                  $   419

      Value of insurance business acquired                                 280                      165

      Non-compete agreements                                                54                        -

      Mortgage servicing rights                                            148                      226
                                                                ---------------          ---------------

         Total                                                         $   823                  $   810
                                                                ===============          ===============

Amortization of the core deposit intangibles is estimated to be approximately $1.1million in 2006, $1.2 million in 2007, $1.1 million in 2008, $1.1 million in 2009, $1.1 million in 2010 and the remainder of $2.3 million thereafter. The amortization of the value of business acquired and non-compete agreements are expected to approximate $237,000 in 2006, $201,000 in 2007, $166,000 in 2008, $132,000 in 2009, $97,000 in 2010 and the remainder of $20,000 thereafter. Amortization of servicing rights is estimated to be approximately $448,000 in 2006, $389,000 in 2007, $255,000 in 2008, $177,000 in 2009 and $115,000 in 2010. The weighted-average amortization period used for intangibles is 10 years. The servicing rights are included in the mortgage subsidiary’s assets, which have been reported within the Mississippi segment.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Earnings Per Share

Following is a summary of the information used in the computation of earnings per common share (in thousands).

                                                                                       Three Months Ended March 31,
                                                                                          2006                2005
                                                                                      --------------   -------------

      Net Earnings - used in computation of
         earnings per share                                                                $ 22,011       $  15,438
                                                                                      ==============   =============
      Weighted average number of shares
         outstanding - used in computation of basic
         earnings per share                                                                  32,393          32,463

      Effect of dilutive securities
         Stock options and restricted stock awards                                              695             556
                                                                                      --------------   -------------

      Weighted average number of shares
         outstanding plus effect of dilutive
         securities - used in computation of
         diluted earnings per share                                                          33,088          33,019
                                                                                      ==============   =============
5.  Stock-Based Payment Arrangements

At March 31, 2006, the Company had two share-based payment plans for employees, which are described below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Compensation cost for stock options was not recognized in our Condensed Consolidated Statement of Income for the three months ending March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, compensation cost was recognized for restricted share awards. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective method. Under this method, compensation cost recognized in the first quarter of 2006 includes: (1) compensation cost for all the Company’s share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all the Company’s share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Stock-Based Payment Arrangements (continued)

As a result of adoption SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the quarter ended March 31, 2006, are $1,039,415 and $834,715 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.71 and $0.70, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.68 and $0.67, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the quarter ended March 31, 2006, there was $205,000 tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted for the quarter ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option pricing formula and amortized to expense over the options’ vesting periods (dollars in thousands, except per share amounts).

                                                                       Three Months
                                                                           Ended
                                                                      March 31, 2005
                                                                   -------------------
Net income, as reported                                                 $      15,438
Add: stock-based employee compensation expense included
   in reported net income, net of related tax effects                             150
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                                    (768)
                                                                   -------------------
Pro forma net income                                                    $     14,820
                                                                   ===================
Earnings per share
   Basic - as reported                                                  $       0.48
                                                                   ===================
   Basic - pro forma                                                    $       0.46
                                                                   ===================
   Diluted - as reported                                                $       0.47
                                                                   ===================
   Diluted - pro forma                                                  $       0.45
                                                                   ===================
Stock Option Plans

The 1996 Hancock Holding Company Long-Term Incentive Plan (the “1996 Plan”) that was approved by the Company’s shareholders in 1996 was designed to provide annual incentive stock awards. Awards as defined in the 1996 Plan include, with limitations, stock options (including restricted stock options), restricted and performance shares, and performance stock awards, all on a stand-alone, combination or tandem basis. A total of fifteen million (15,000,000) common shares can be granted under the 1996 Plan with an annual grant maximum of two percent (2%) of the Company’s outstanding common stock as reported for the fiscal year ending immediately prior to such plan year. Grants of restricted stock awards are limited to one-third of the grant totals.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Stock-Based Payment Arrangements (continued)

The exercise price is equal to the market price on the date of grant, except for certain of those granted to major stockholders where the option price is 110 percent of the market price. Options awards generally vest based on five years of continuous service and have ten-year contractual terms.

In March of 2005, the stockholders of the Company approved Hancock Holding Company’s 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan is designed to enable employees and directors to obtain a proprietary interest in the Company and to attract and retain outstanding personnel. The 2005 Plan provides that awards for up to an aggregate of five million (5,000,000) shares of the Company’s common stock may be granted during the term of the 2005 Plan. The 2005 Plan limits the number of shares for which awards may be granted during any calendar year to two percent (2%) of the outstanding Company’s common stock as reported for the fiscal year ending immediately prior to such plan year.

The fair value of each option award is estimated on the date of grant using Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                            Three Months Ended
                                   March 31, 2006        March 31, 2005
                               --------------------  -------------------
Expected volatility                         29.87%               31.33%
Expected dividends                   1.61% - 1.96%                2.12%
Expected term (in years)                     5 - 8                5 - 8
Risk-free rate                       4.30% - 4.54%                4.00%

A summary of option activity under the plans for the three months ended March 31, 2006, and changes during the quarter then ended is presented below:

                                                                                        Weighted-
                                                                                         Average
                                                                     Weighted-          Remaining
                                                                      Average          Contractual         Aggregate
                                                 Number of           Exercise              Term            Intrinsic
                  Options                          Shares            Price ($)           (Years)          Value ($000)
--------------------------------------------  -----------------  ------------------  -----------------  -----------------

Outstanding at January 1, 2006                    1,616,779             $ 22.32                6.6
Granted                                             347,043             $ 41.63                9.9
Exercised                                          (245,397)            $ 20.75                5.3
Forfeited or expired                                 (1,303)            $ 26.83                6.1
                                              -----------------
Outstanding at March 31, 2006                     1,717,122             $ 26.82                7.2       $ 33,831,152
                                              =================  ==================  =================  =================
Exercisable at March 31, 2006                     1,370,104             $ 23.07                6.5       $ 32,134,909
                                              =================  ==================  =================  =================

The weighted-average grant-date fair value of options granted during the quarters ended March 31, 2006 and 2005 was $17.96 and $13.43, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $5.3 million and $0.3 million, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Stock-Based Payment Arrangements (continued)

A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

                                                             Weighted-
                                                              Average
                                          Number of          Grant-Date
                                            Shares         Fair Value ($)
                                       -----------------  -----------------

Nonvested at January 1, 2006                 132,635       $     26.77
Granted                                      405,213       $     21.37
Vested                                             -       $         -
Forfeited                                       (867)      $     28.41
                                       --------------
Nonvested at March 31, 2006                  536,981       $     22.69
                                       ==============

As of March 31, 2006, there was $10.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 4.4 years. The total fair value of shares vested during the quarters ended March 31, 2006 and 2005 was $0 and $1.9 million, respectively.

During 2005, the Board of Directors of the Company approved the accelerated vesting of all outstanding unvested options granted to employees. The Company used guidance provided in FASB Interpretations (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, in the determination of the expense associated with the accelerated vesting of the unvested options outstanding. Compensation expense was calculated as the difference between the grant price and the current market price on the date of the vesting. Forfeiture rates were calculated based on observation of historical trends. The impact of this action was a reduction in 2005 pretax income of approximately $558,000. The acceleration of the vesting of these options allowed the Company to avoid future compensation expense estimated to be approximately $6.4 million.

6.  Retirement Plans

Net periodic benefits cost includes the following components for the three months ended March 31, 2006 and 2005 (amounts in thousands):

                                                        Pension Benefits                      Other Post-retirement Benefits
                                            ------------------------------------------    -----------------------------------------
                                                                         Three Months Ended March 31,
                                                   2006                   2005                  2006                   2005
                                            -------------------    -------------------    ------------------     ------------------
Service cost                                  $   575,934            $   538,285            $   78,750             $   77,500

Interest cost                                     874,760                848,769                98,500                 97,000

Expected return on plan assets                   (966,840)              (852,597)                    -                      -

Amortization of prior service cost                      -                  6,531               (13,250)               (13,250)

Amortization of net loss                          265,527                249,765                29,000                 22,000

Amortization of transition obligation                   -                      -                 1,250                  1,250

Net periodic benefit cost                     $   749,381            $   790,753            $  194,250             $  184,500

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company anticipates that it will contribute $4.4 million to its pension plan and approximately $777,000 to its post-retirement benefits in 2006. During the first quarter of 2006, the Company contributed $993,000 to its pension plan and approximately $130,000 for post-retirement benefits.

7.  Segment Reporting

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is selected information for the Company's segments (amounts in thousands):

                                                                       Three Months Ended,
                                                                         March 31, 2006
                                      MS               LA              FL           Other       Eliminations      Consolidated
                                 -------------    ------------    -----------    -----------    -------------   -----------------
Interest income                    $   45,713      $   31,042      $   2,362      $   3,244       $    (771)          $   81,590
Interest expense                       15,121          10,328            501              -            (677)              25,273
                                 -------------    ------------    -----------    -----------    -------------   -----------------
   Net interest income                 30,592          20,714          1,861          3,244             (94)              56,317
Provision for (recovery of)
      loan losses                     (1,412)             519             43            145                -               (705)
Non-interest income                    10,879           7,491            112          6,565             (39)              25,008
Depreciation and amortization           1,440             610             74            114                -               2,238
Other non-interest expense             21,969          15,269          1,106          8,598             (15)              46,927
                                 -------------    ------------    -----------    -----------    -------------   -----------------
Earnings before
   income taxes                        19,474          11,807            750            952            (118)              32,865
Income tax expense                      6,645           3,560            274            420             (45)              10,854
                                 -------------    ------------    -----------    -----------    ------------    -----------------
      Net earnings                 $   12,829      $    8,247      $     476      $     532       $     (73)          $   22,011
                                 =============    ============    ===========    ===========    =============   =================

Total assets                       $3,745,211      $2,332,736      $ 121,028      $ 607,662       $(550,048)          $6,256,589
                                 =============    ============    ===========    ===========    =============   =================

                                                                       Three Months Ended,
                                                                         March 31, 2005
                                       MS             LA               FL          Other        Eliminations      Consolidated
                                 -------------    ------------    -----------    -----------    -------------   -----------------
Interest income                    $   31,973      $   25,170       $  1,191       $  3,144       $    (947)          $   60,531
Interest expense                       10,122           6,708            326              1            (868)              16,289
                                 -------------    ------------    -----------    -----------    -------------   -----------------
   Net interest income                 21,851          18,462            865          3,143             (79)              44,242
Provision for loan losses                 736           1,544             99            381                -               2,760
Non-interest income                     9,451           7,620             98          5,343             (78)              22,434
Depreciation and amortization           1,364             601            142            129                -               2,236
Other non-interest expense             18,242          13,232          1,192          6,763             (23)              39,406
                                 -------------    ------------    -----------    -----------    -------------   -----------------
Earnings (loss) before
   income taxes                        10,960          10,705          (470)          1,213            (134)              22,274
Income tax expense (benefit)            3,351           3,248          (180)            437             (20)               6,836
                                 -------------    ------------    -----------    -----------    -------------   -----------------
      Net earnings (loss)          $    7,609      $    7,457       $  (290)       $    776       $    (114)          $   15,438
                                 =============    ============    ===========    ===========    =============   =================

Total assets                       $2,732,441      $1,952,770       $108,846       $595,112       $(620,153)          $4,769,016
                                 =============    ============    ===========    ===========    =============   =================

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  Subsequent Event

On April 6, 2006, the Company completed an early retirement of its $50.0 million debt obligation to the Federal Home Loan Bank. This obligation was recorded as a long-term liability in the accompanying condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005. As a result of this transaction, a $41,000 loss on early extinguishment of debt will be recognized in the second quarter of 2006.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December31, 2005 included in our Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”

We were organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are headquartered in Gulfport, Mississippi. We currently operate more than 100 banking offices and more than 120 automated teller machines (ATMs) in the states of Mississippi, Louisiana and Florida through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL). Hancock Bank MS also operates a loan production office in the state of Alabama. Hancock Bank MS, Hancock Bank LA, and Hancock Bank FL are referred to collectively as the “Banks.”

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At March 31, 2006, we had total assets of $6.3 billion and employed on a full-time equivalent basis 1,206 persons in Mississippi, 524 persons in Louisiana and 38 persons in Florida.

Selected Financial Data

(amounts in thousands, except per share data)
                                                                                        Three Months Ended March 31,
                                                                                         2006                2005
                                                                                     --------------     ---------------
Per Common Share Data
---------------------

Earnings per share:
    Basic                                                                                  $0.68               $0.48
    Diluted                                                                                $0.67               $0.47
Cash dividends per share                                                                  $0.195              $0.165
Book value per share (period end)                                                         $15.06              $14.16
Weighted average number of shares:
    Basic                                                                                 32,393              32,463
    Diluted (1)                                                                           33,088              33,019
Period end number of shares                                                               32,494              32,463
Market data:
    High closing price                                                                    $46.67              $34.20
    Low closing price                                                                     $37.75              $30.25
    Period end closing price                                                              $46.52              $32.50
    Trading volume                                                                         3,990               3,284

(1) There were no anti-dilutive shares outstanding for the three months ended March 31, 2006 and 2005.

                                                                                            Three Months Ended March 31,
                                                                                             2006                 2005
                                                                                         -----------------------------------
Performance Ratios                                                                          (dollar amounts in thousands)
------------------
Return on average assets                                                                      1.49%                 1.32%
Return on average common equity                                                              18.34%                13.32%
Earning asset yield (tax equivalent (TE))                                                     6.17%                 5.90%
Total cost of funds                                                                           1.88%                 1.55%
Net interest margin (TE)                                                                      4.30%                 4.35%
Non-interest expense as a percent of total revenue (TE)
    before amortization of purchased intangibles                                             58.30%                59.99%
Average common equity as a percent of average total assets                                    8.13%                 9.94%
Leverage ratio (period end)                                                                   7.45%                 8.75%
FTE headcount                                                                                 1,768                 1,766

Asset Quality Information
-------------------------
Non-accrual loans                                                                            $8,676                $6,335
Foreclosed assets                                                                            $1,779                $3,591
Total non-performing assets                                                                 $10,455                $9,926
Non-performing assets as a percent of loans and
     foreclosed assets                                                                        0.35%                 0.36%
Accruing loans 90 days past due                                                              $6,632                $2,798
Accruing loans 90 days past due as a percent of loans                                         0.22%                 0.10%
Non-performing assets + accruing loans 90 days past due
  to loans and foreclosed assets                                                              0.57%                 0.46%
Net charge-offs                                                                              ($108)                $2,260
Net charge-offs as a percent of average loans                                                -0.01%                 0.33%
Allowance for loan losses                                                                   $73,961               $41,182
Allowance for loan losses as a percent of period end loans                                    2.49%                 1.48%
Allowance for loan losses to NPAs + accruing loans
    90 days past due                                                                        432.85%               323.66%
Provision for loan losses                                                                    ($705)                $2,260
Provision for loan losses to net charge-offs                                                655.76%               122.13%

Average Balance Sheet
---------------------
Total loans                                                                              $2,970,461            $2,776,229
Securities                                                                                2,152,958             1,350,505
Short-term investments                                                                      335,986               132,582
Earning assets                                                                            5,459,405             4,259,316
Allowance for loan losses                                                                  (74,429)              (40,688)
Other assets                                                                                598,546               512,166
Total assets                                                                             $5,983,521            $4,730,794

Non-interest bearing deposits                                                            $1,201,186              $701,144
Interest bearing transaction deposits                                                     1,714,514             1,332,152
Interest bearing public fund deposits                                                       712,394               711,789
Time deposits                                                                             1,406,969             1,089,367
Total interest bearing deposits                                                           3,833,877             3,133,308
Total deposits                                                                            5,035,063             3,834,452
Other borrowed funds                                                                        287,738               271,473
Other liabilities                                                                           173,989               154,801
Common stockholders' equity                                                                 486,731               470,068
Total liabilities & common stockholders' equity                                          $5,983,521            $4,730,794

                                                                                    Three Months Ended March 31
                                                                                   2006                    2005
                                                                               -------------------------------------
Period End Balance Sheet                                                           (dollar amounts in thousands)
------------------------
Commercial/real estate loans                                                    $1,688,820               $1,488,523
Mortgage loans                                                                     408,750                  414,346
Direct consumer loans                                                              456,888                  510,116
Indirect consumer loans                                                            349,412                  318,164
Finance company loans                                                               67,300                   60,679
                                                                           ----------------      -------------------
Total loans                                                                      2,971,171                2,791,829
Securities                                                                       2,278,613                1,414,037
Short-term investments                                                             417,373                   94,930
Earning assets                                                                   5,667,157                4,300,796
Allowance for loan losses                                                         (73,961)                 (41,182)
Other assets                                                                       663,393                  509,402
                                                                           ----------------      -------------------
Total assets                                                                    $6,256,589               $4,769,016
                                                                           ================      ===================

Non-interest bearing deposits                                                   $1,225,744                 $724,338
Interest bearing transaction deposits                                            1,730,873                1,332,269
Interest bearing public funds deposits                                             892,894                  724,362
Time deposits                                                                    1,469,438                1,106,238
                                                                           ----------------      -------------------
Total interest bearing deposits                                                  4,093,205                3,162,870
Total deposits                                                                   5,318,949                3,887,208
Other borrowed funds                                                               273,629                  266,528
Other liabilities                                                                  174,568                  155,729
Common stockholders' equity                                                        489,443                  459,551
                                                                           ----------------      -------------------
Total liabilities & common stockholders' equity                                 $6,256,589               $4,769,016
                                                                           ================      ===================

Net Charge-off Information
--------------------------
Net charge-offs (recoveries):
Commercial/real estate loans                                                    $   (1,769)              $      770
Mortgage loans                                                                         181                       68
Direct consumer loans                                                                  579                      501
Indirect consumer loans                                                                653                      540
Finance company loans                                                                  248                      381
                                                                           ----------------      -------------------
Total net charge-offs (including storm-related)                                       (108)                   2,260
Storm-related net charge-offs                                                          597                        -
                                                                           ----------------      -------------------
Total net charge-offs (excluding storm-related)                                 $     (705)              $    2,260
                                                                           ================      ===================

Net charge-offs to average loans:
Commercial/real estate loans                                                        -0.43%                    0.21%
Mortgage loans                                                                       0.18%                    0.07%
Direct consumer loans                                                                0.50%                    0.40%
Indirect consumer loans                                                              0.75%                    0.70%
Finance company loans                                                                1.56%                    2.54%
Total net charge-offs to average net loans (including storm-related)                -0.01%                    0.33%
Total net charge-offs to average net loans (excluding storm-related)                -0.10%                    0.33%

                                                                                        Three Months Ended March 31,
                                                                                        2006                    2005
                                                                                 -------------------------------------------
Average Balance Sheet Composition                                                       (dollar amounts in thousands)
---------------------------------
Percentage of earning assets/funding sources:
Loans                                                                                   54.41%                   65.18%
Securities                                                                              39.44%                   31.71%
Short-term investments                                                                   6.15%                    3.11%
Earning assets                                                                         100.00%                  100.00%

Non-interest bearing deposits                                                           22.00%                   16.46%
Interest bearing transaction deposits                                                   31.40%                   31.28%
Interest bearing public funds deposits                                                  13.05%                   16.71%
Time deposits                                                                           25.77%                   25.58%
Total deposits                                                                          92.23%                   90.03%
Other borrowed funds                                                                     5.27%                    6.37%
Other net interest-free funding sources                                                  2.50%                    3.60%
Total funding sources                                                                  100.00%                  100.00%

Loan mix:
Commercial/real estate loans                                                            56.38%                   53.71%
Mortgage loans                                                                          13.80%                   14.67%
Direct consumer loans                                                                   15.82%                   18.14%
Indirect consumer loans                                                                 11.83%                   11.29%
Finance company loans                                                                    2.17%                    2.19%
Total loans                                                                            100.00%                  100.00%

Average dollars
Loans                                                                               $2,970,461               $2,776,229
Securities                                                                           2,152,958                1,350,505
Short-term investments                                                                 335,986                  132,582
                                                                             ------------------      -------------------
Earning assets                                                                      $5,459,405               $4,259,316
                                                                             ==================      ===================

Non-interest bearing deposits                                                       $1,201,186                 $701,144
Interest bearing transaction deposits                                                1,714,514                1,332,152
Interest bearing public funds deposits                                                 712,394                  711,789
Time deposits                                                                        1,406,969                1,089,367
                                                                             ------------------      -------------------
Total deposits                                                                       5,035,063                3,834,452
Other borrowed funds                                                                   287,738                  271,473
Other net interest-free funding sources                                                136,604                  153,391
                                                                             ------------------      -------------------
Total funding sources                                                               $5,459,405               $4,259,316
                                                                             ==================      ===================

Loans:
Commercial/real estate loans                                                        $1,674,706               $1,491,008
Mortgage loans                                                                         410,023                  407,258
Direct consumer loans                                                                  469,832                  503,700
Indirect consumer loans                                                                351,405                  313,542
Finance company loans                                                                   64,496                   60,720
                                                                             ------------------      -------------------
Total average loans                                                                 $2,970,461               $2,776,229
                                                                             ==================      ===================

Liquidity Management and Contractual Obligations

Liquidity Management

We manage liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and maturities of securities available for sale.

The following liquidity ratios at March 31, 2006 and December 31, 2005 compare certain assets and liabilities to total deposits or total assets:

                                                                                    March 31,               December 31,
                                                                                      2006                     2005
                                                                                   ------------             ------------

Total securities to total deposits                                                   42.84%                   39.27%

Total loans (net of unearned
     income) to total deposits                                                       55.86%                   59.91%

Interest-earning assets
     to total assets                                                                 90.58%                   90.06%

Interest-bearing deposits
     to total deposits                                                               76.96%                   73.45%

Capital Resources

We continue to maintain an adequate capital position. The ratios as of March 31, 2006 and December 31, 2005 are as follows:

                                                                                               March 31,          December 31,
                                                                                                  2006                2005
                                                                                            -----------------   -----------------

Average equity to average assets                                                                 8.13%               8.72%

Regulatory ratios:

     Average equity to average assets (1)                                                        8.47%               8.99%

     Total capital to risk-weighted assets (2)                                                  12.88%              12.73%

     Tier 1 capital to risk-weighted
     assets (3)                                                                                 11.60%              11.47%

     Leverage capital to average total assets (4)                                                7.45%               7.85%

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
Contractual Obligations

Payments due from us under specified long-term and certain other binding contractual obligations were scheduled in our annual report on Form 10-K for the year ended December 31, 2005. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.

On April 6, 2006, we completed an early retirement of our $50.0 million debt obligation to the Federal Home Loan Bank. This obligation was recorded as a long-term liability in the accompanying condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005. As a result of this transaction, a $41,000 loss on early extinguishment of debt will be recognized in the second quarter of 2006.

Results of Operations

Net Income

Net income for the first quarter of 2006 totaled $22.0 million, compared to $15.4 million reported for the first quarter of 2005, an increase of $6.6 million, or 43%. While our net income for the third and fourth quarters of 2005 were significantly impacted by Hurricane Katrina, the first quarter of 2006 contained no significant income statement items related to the impact of the storm.

Compared to the fourth quarter of 2005, first quarter 2006 net income was up $2.95 million, or 15%, with diluted earnings per share up $0.09. Our net income for the fourth quarter 2005 was $19.07 million, with diluted earnings per share of $0.58.

The following is selected information for quarterly and year-to-date comparison:

                                                                                    Three Months Ended March 31,
                                                                                    2006                    2005
                                                                                -------------            ------------

Results of Operations:

     Return on average assets                                                         1.49%                  1.32%

     Return on average equity                                                        18.34%                 13.32%

Net Interest Income:

     Yield on average interest-earning assets (TE)                                    6.17%                  5.90%

     Cost of average interest-bearing funds                                           2.49%                  1.94%

                                                                                -------------            ------------
     Net interest spread (TE)                                                         3.69%                  3.96%
                                                                                =============            ============
     Net interest margin (TE)
         (net interest income on a tax-equivalent basis
         divided by average interest-earning assets)                                  4.30%                  4.35%
                                                                                =============            ============
Net Interest Income

Net interest income (te) for the first quarter of 2006 increased $12.28 million, or 27 percent, from the first quarter of 2005, and was up $3.77 million, or 7 percent, from the fourth quarter of 2005. Our net interest margin (te) was 4.30 percent in the first quarter of 2006, 5 basis points narrower than the same quarter a year ago and 14 basis points narrower than the previous quarter.

Compared to the same quarter a year ago, the primary driver of the $12.28 million increase in net interest income (te) was $1.20 billion, or 28 percent, increase in average earning assets mainly from average deposit growth of $1.20 billion, or 31 percent, much of which was related to deposits inflows in the aftermath of Hurricane Katrina, primarily demand and other short-term deposits. The unprecedented deposit growth caused the Loan/Deposit Ratio to decline to 59 percent in the first quarter of 2006. The $1.20 billion increase in average earning assets was deployed into securities portfolio (average increase of $802.0 million, or 59 percent), short-term investments (average increase of $203.0 million), and into loans (average increase of $194.0 million, or 7 percent). Loans now comprise 54 percent of our average earning asset base, as compared to 61 percent for the same quarter a year ago. The net interest margin (te) narrowed 5 basis points as the increase in the average earning asset yield (27 basis points) did not offset the increase in total funding costs (33 basis points).

Our level of net interest income (te) in the first quarter of 2006 increased $3.77 million, or 7 percent, from the prior quarter. Average earning assets increased $571 million, or 12 percent, over the previous quarter. Fueled by storm-related deposit inflows, average deposits increased $522 million, or 12 percent, compared to the prior quarter. Of the $571 million increase in average earning assets, $19 million was deployed into short-term investments (mostly fed funds) and the balance, $581 million, into the securities portfolio. Average loans were down $28 million from the prior quarter as loan pay-downs continued to eclipse loan production. The net interest margin (te) narrowed 14 basis points from the prior quarter as the yield on average earning assets increased just 3 basis points, while total funding costs were up 18 basis points. The yield on average earning assets was impacted by the larger percent of our earning assets in securities and short-term investments (46 percent) than the previous quarter (39 percent). The total cost of funds was up 18 basis points mostly due to increase in cost of public fund deposits (indexed to short-term market rates).

The following tables detail the components of our net interest spread and net interest margin.

                                                                         Three Months Ended March 31,
                                                --------------------------------------------------------------------------------
                                                               2006                                        2005
                                                ------------------------------------      --------------------------------------
(dollars in thousands)                             Interest      Volume      Rate              Interest      Volume      Rate

Average Earning Assets:
Commercial & real estate loans (TE)                 $28,637    $1,674,706    6.93%              $22,303    $1,491,008    6.06%
Mortgage loans                                        5,897       410,023    5.75%                5,697       407,258    5.60%
Consumer loans                                       17,473       885,732    8.00%               16,409       877,963    7.58%
Loan fees & late charges                              2,320             -    0.00%                1,978             -    0.00%
                                                ------------------------------------      --------------------------------------
  Total loans (TE)                                   54,327     2,970,461    7.40%               46,387     2,776,229    6.76%

US treasury securities                                  627        60,086    4.23%                   60        11,058    2.20%
US agency securities                                 13,786     1,194,312    4.62%                4,285       430,408    3.98%
CMOs                                                  1,810       184,276    3.93%                2,686       267,037    4.02%
Mortgage backed securities                            5,519       477,789    4.62%                4,547       412,573    4.41%
Municipals (TE)                                       2,723       163,175    6.67%                2,871       163,543    7.02%
Other securities                                        872        73,320    4.76%                  672        65,886    4.08%
                                                ------------------------------------      --------------------------------------
  Total securities (TE)                              25,336     2,152,958    4.71%               15,122     1,350,505    4.48%

  Total short-term investments                        3,900       335,986    4.71%                  792       132,582    2.42%

  Average earning assets yield (TE)                 $83,563    $5,459,405    6.17%              $62,302    $4,259,316    5.90%

Average Interest-Bearing Liabilities:
Interest-bearing transaction deposits                $3,266    $1,714,514    0.77%               $1,921    $1,332,152    0.58%
Time deposits                                        13,005     1,406,969    3.75%                9,360     1,089,367    3.48%
Public Funds                                          6,750       712,394    3.84%                3,751       711,789    2.14%
                                                ------------------------------------      --------------------------------------
   Total interest bearing deposits                  $23,021    $3,833,877    2.44%              $15,032    $3,133,308    1.95%

Customer repos                                        1,641       230,725    2.88%                  664       214,878    1.25%
Other borrowings                                        611        57,014    4.35%                  593        56,595    4.25%
                                                ------------------------------------      --------------------------------------
  Total borrowings                                    2,252       287,738    3.17%                1,256       271,473    1.88%

  Average interest bearing liability cost           $25,273    $4,121,615    2.49%              $16,289    $3,404,781    1.94%

Noninterest-bearing deposits                                    1,201,186                                     701,144
Other net interest-free funding sources                           136,604                                     153,391

Total Cost of Funds                                 $25,273    $5,459,405    1.88%              $16,289    $4,259,316    1.55%

Net Interest Spread (TE)                            $58,290                  3.69%              $46,013                  3.96%

Net Interest Margin (TE)                            $58,290    $5,459,405    4.30%              $46,013    $4,259,316    4.35%
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

Our provision for loan losses in the first quarter was a negative $705,000, primarily due to a large commercial recovery (favorable impact to net charge-offs of $1.75 million); total reported net charge-offs for the quarter were a net recovery of $108,000 and included storm-related net charge-offs of $597,000; excluding the impact of the large commercial recovery and the storm-related charge-offs, net charge-offs would have been $1.05 million, or 0.14 percent, for the first quarter; non-performing assets as a percent of loans and foreclosed assets fell 7 basis points to 0.35 percent at March 31, 2006 from December 31, 2005, while loans 90 days past due fell 64 basis points to 0.22 percent

The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances. (Dollar amounts shown are in thousands.)

                                                                                                At and for the
                                                                                          Three Months Ended March 31,
                                                                                     -------------------------------------
                                                                                         2006                    2005
                                                                                     -------------            ------------
Annualized net charge-offs to average loans                                                -0.01%                   0.33%

Annualized provision (recovery) for loan losses to average loans                           -0.10%                   0.40%

Average allowance for loan losses to average loans                                          2.51%                   1.47%

Gross charge-offs                                                                         $ 3,922                 $ 4,026

Gross recoveries                                                                          $ 4,030                 $ 1,766

Non-accrual loans                                                                         $ 8,676                 $ 6,335

Accruing loans 90 days or more past due                                                   $ 6,632                 $ 2,798

Accruing loans 90 days or more past due increased $3.8 million from March 31, 2005. This increase was related to the impact of Hurricane Katrina on the ability of certain borrowers to meet their regular payments. However, since December 31, 2005, accruing loans 90 days or more past due, net of deferrals, have decreased $10.8 million to $6.6 million at March 31, 2006.

Management is continuously reviewing the adequacy of the special storm-related allowance due to Hurricane Katrina and views the current level to be adequate and, as such, expects no material deviations once all storm-related net charge-offs are known.

Non-Interest Income

Non-interest income for the first quarter of 2006 was up $2.46 million, or 11 percent, compared to the same quarter a year ago. Non-interest income was up $1.87 million, or 8 percent, compared to the fourth quarter of 2005. The primary factors impacting the higher levels of non-interest income as compared to the same quarter a year ago, were higher levels of insurance fees (up $1.28 million) mostly related to higher revenues associated with Magna Insurance Company, our wholly-owned insurance company, and the July 1, 2005 acquisition of J. Everett Eaves, Inc. In addition, other income was up $1.26 million, when compared to the same quarter a year ago. However, service charges were down $1.61 million principally due to waived return item fees and other service charges as a result of accommodations to customers impacted by Hurricane Katrina. The increase in non-interest income for the first quarter of 2006 compared to the prior quarter was due to increases in service charges (up $1.03 million) and ATM fees (up $489,000).

The components of non-interest income for the three months ended March 31, 2006 and 2005 are presented in the following table (amounts in thousands):

                                                                               Three Months Ended March 31,
                                                                           ----------------------------------
                                                                               2006               2005
                                                                           --------------    ----------------
Service charges on deposit accounts                                              $ 7,884             $ 9,490
Trust fees                                                                         3,078               2,541
Credit card merchant discount fees                                                 1,709               1,030
Income from insurance operations                                                   5,159               3,881
Investment & annuity fees                                                          1,264               1,188
ATM fees                                                                           1,294               1,372
Secondary mortgage market operations                                                 817                 499
Other income                                                                       3,685               2,426
                                                                           --------------    ----------------
   Total other non-interest income                                                24,890              22,427
Securities transactions gains, net                                                   118                   7
                                                                           --------------    ----------------
   Total non-interest income                                                    $ 25,008            $ 22,434
                                                                           ==============    ================
Non-Interest Expense

Operating expenses for the first quarter of 2006 were $7.52 million, or 18 percent, higher compared to the same quarter a year ago and were $4.54 million, or 10 percent, higher than the previous quarter. The increase from the same quarter a year ago was reflected in higher levels of personnel expense (up $3.82 million), occupancy expense (up $1.16 million), telephone expense (up $910,000) and all other expenses (up $1.62 million). The increase from the prior quarter was reflected in higher personnel expense (up $1.62 million) and higher other operating expenses (up $2.34 million). Our overall increase in operating expenses for the first quarter of 2006, while not containing any significant direct expenses related to the impact of Hurricane Katrina, did include an unquantifiable level of expenses indirectly related to the storm. This would include on-going expenditures related to occupancy (due to large numbers of employees remaining displaced from their regular pre-storm workplaces) equipment replacement, repair and maintenance expenses, and other costs related to the resumption of non-storm related expenditures.

The following table presents the components of non-interest expense for the three months ended March 31, 2006 and 2005.

                                                                                              Three Months Ended March 31,
(dollars in thousands)                                                                          2006               2005
                                                                                           ---------------    ----------------
Employee compensation                                                                            $ 21,086            $ 17,894
Employee benefits                                                                                   5,116               4,485
                                                                                           ---------------    ----------------
     Total personnel expense                                                                       26,202              22,379
                                                                                           ---------------    ----------------
Equipment and data processing expense                                                               4,588               4,295
Net occupancy expense                                                                               3,659               2,495
Postage and communications                                                                          2,376               1,706
Ad valorem and franchise taxes                                                                        998                 753
Legal and professional services                                                                     2,213               3,292
Stationery and supplies                                                                               548                 469
Amortization of intangible assets                                                                     675                 584
Advertising                                                                                         1,359               1,100
Deposit insurance and regulatory fees                                                                  56                 249
Training expenses                                                                                     165                 157
Other real estate owned expense                                                                      (449)                206
Other expense                                                                                       6,775               3,957
                                                                                           ---------------    ----------------
   Total non-interest expense                                                                    $ 49,165            $ 41,642
                                                                                           ===============    ================

Income Taxes

Our effective federal income tax rate continues to be less than the statutory rate of 35% due primarily to tax-exempt interest income. For the three months ended March 31, 2006 and 2005, the effective federal income tax rate was approximately 33% and 31%, respectively. The total amount of tax-exempt income earned during the first three months of 2006 was $3.5 million compared to $3.1 million for the comparable period in 2005. Tax-exempt income for the first quarter of 2006 consisted of $1.7 million from securities and $1.8 million from loans and leases. Tax-exempt income for the first three months of 2005 consisted of $1.8 million from securities and $1.3 million from loans and leases.

Off-Balance Sheet Transactions

In the normal course of business, we enter into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of our customers. Such instruments are not reflected in the accompanying condensed consolidated financial statements until they are funded and involve, to varying degrees, elements of credit risk not reflected in the condensed consolidated balance sheets. The contract amounts of these instruments reflect our exposure to credit loss in the event of non-performance by the other party on whose behalf the instrument has been issued. We undertake the same credit evaluation in making commitments and conditional obligations as we do for on-balance-sheet instruments and may require collateral or other credit support for off-balance-sheet financial instruments.

At March 31, 2006, we had $629.2 million in unused loan commitments outstanding, of which approximately $379.6 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At March 31, 2006, we had $55.8 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at March 31, 2006 according to expiration date.

                                                                               Expiration Date
(dollars in thousands)                                             Less than          1-3            3-5          More than
                                                    Total           1 year           years          years          5 years
                                                ---------------  --------------   ------------   ------------   --------------
Commitments to extend credit                         $ 629,244       $ 343,034       $ 33,264       $ 29,696        $ 223,250
Letters of credit                                       55,845          32,874         13,482          9,489                -
                                                ---------------  --------------   ------------   ------------   --------------
     Total                                           $ 685,089       $ 375,908       $ 46,746       $ 39,185        $ 223,250
                                                ===============  ==============   ============   ============   ==============

Our liability associated with letters of credit is not material to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. With the exception of the adoption of SFAS No. 123R, as discussed in the Notes to Condensed Consolidated Financial Statements, there have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

The guidance in Emerging Issues Task Force 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”), was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EITF 03-01 was delayed by the Financial Accounting Standards Board (“FASB”) Staff Position EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (“FSP EITF 03-1-1”), posted on September 30, 2004. The disclosure requirements continue to be effective and have been implemented by us. In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not for Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We adopted FSP FAS 115-1 and FAS 124-1 effective January 1, 2006. The adoption of FSP FAS 115-1 and FAS 124-1 has not had a material impact on our financial condition or results of operations.

In December 2004, the FASB published SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. It will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of stock-based payment arrangements for public companies. We adopted SFAS No.123(R) and considered the guidance in SAB 107 effective January 1, 2006 under the modified prospective method. The after-tax effect on earnings for the first quarter of 2006 is an increase in compensation expense of $917,000, or a reduction in diluted earnings per share of $0.03.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. Then the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. We adopted SFAS No. 154 effective January 1, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

On March 17, 2006, the FASB published SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. The effective date of this statement is the first fiscal year that begins after September 15, 2006. We intend on using the amortization method and do not believe the adoption of SFAS No. 156 will have a material impact on our results of operations and financial position.

Forward Looking Information

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This Act provides a safe harbor for such disclosures that protects the companies from unwarranted litigation if the actual results are different from management expectations. This report contains forward-looking statements and reflects management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our net earnings are dependent, in part, on our net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

In an attempt to manage our exposure to changes in interest rates, management monitors our interest rate risk. Our interest rate risk management policy is designed to produce a relatively stable net interest margin in periods of interest rate fluctuations. Interest sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. Management also reviews our securities portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner.

Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of quarter close, the effective duration of the securities portfolio was 2.28. A rate increase of 100 basis points would move the effective duration to 2.65, while a 200 basis point rise would result in an effective duration of 2.73.

In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase our interest rate risk position somewhat in order to increase our net interest margin. Our results of operations and net portfolio values are well positioned for a rising interest rate environment. The cumulative gap at 12 months is -2% primarily driven by the increase in interest bearing transaction balances related to the hurricane. Exposure to interest rate risk is presented in the following table.

                 Net Interest Income (te) at Risk
           -----------------------------------------------
                Change in                Estimated
              interest rate         increase (decrease)
              (basis point)         in net interest income
           --------------------     ----------------------

                  -100                    -5.59%
                 Stable                     0%
                  +100                     2.96%
                  +200                     5.61%
                  +300                     8.06%

                                                      Analysis of Interest Sensitivity at March 31, 2006

                                                    Within         6 months         1 to 3         > 3     Non-Sensitive
                                     Overnight     6 months       to 1 year         years         years       Balance      Total
                                    ----------   -----------    -------------    ----------   -----------   ----------  -----------
                                                                    (amounts in thousands)
Assets
 Securities                          $      -    $ 521,006          $ 349,506    $ 713,790     $ 682,103    $  12,208    $2,278,613
 Federal funds sold & Short-term
   investments                        409,488            -              7,886            -             -            -       417,374
 Loans                                 47,554     1,399,970           215,797      643,109       590,780            -     2,897,210
 Other assets                               -            -                  -            -             -      663,392       663,392
                                    ----------   -----------    -------------    ----------   -----------   ----------  -----------
           Total Assets              $457,042    $1,920,976         $ 573,189    $1,356,899   $1,272,883    $ 675,600    $6,256,589
                                    ==========   ===========    =============    ==========   ===========   ==========  ===========
Liabilities
 Interest bearing transaction
   deposits                          $      -    $ 809,525          $ 376,577    $1,082,251   $  185,177    $       -    $2,453,530
 Time deposits                              -      604,332            526,438       403,733      105,172            -     1,639,675
 Non-interest bearing deposits              -      392,431            146,642       491,047      195,623            -     1,225,744
 Federal funds purchased                2,750            -                  -             -            -            -         2,750
 Borrowings                           215,850            4                  5            22       50,233            -       266,114
 Other liabilities                          -            -                  -             -            -      179,333       179,333
 Shareholders' Equity                       -            -                  -             -            -      489,443       489,443
                                    ----------   -----------    -------------    ----------   -----------   ----------  -----------
    Total Liabilities & Equity       $218,600    $1,806,292       $1,049,662     $1,977,053   $  536,206    $ 668,776    $6,256,589
                                    ==========   ===========    =============    ==========   ===========   ==========  ===========
Interest sensitivity gap             $238,442    $  114,684       $ (476,473)    $ (620,154)  $  736,677    $   6,824
Cumulative interest rate sensitivity
  gap                                $238,442    $  353,126       $ (123,347)    $ (743,501)  $   (6,824)   $       -
Cumulative interest rate
 sensitivity gap as a percentage of
 total earning assets                    4.0%          6.0%             (2.0)%        (13.0)%       0.0%

                                                         Analysis of Interest Sensitivity at December 31, 2005

                                                    Within          6 months       1 to 3         > 3    Non-Sensitive
                                     Overnight     6 months        to 1 year        years        years       Balance       Total
                                    ----------   -----------    -------------    ----------   -----------   ----------  -----------
                                                                      (amounts in thousands)
Assets
 Securities                          $      -    $ 321,224          $ 396,374   $  544,557    $  685,504     $ 11,602    $1,959,261
 Federal funds sold & Short-term
   investments                        402,968            -              7,258            -             -            -       410,226
 Loans                                 43,145     1,413,210           240,200      634,416       583,657            -     2,914,628
 Other assets                               -            -                  -            -             -      666,072       666,072
                                    ----------   -----------    -------------   ----------   -----------   ----------   -----------
           Total Assets              $446,113    $1,734,434         $ 643,832   $1,178,973    $1,269,161     $677,674    $5,950,187
                                    ==========   ===========    =============   ==========   ===========   ==========   ===========
Liabilities
 Interest bearing transaction
   deposits                          $      -    $ 776,515          $ 309,737   $  923,166    $  155,417     $      -    $2,164,835
 Time deposits                              -      410,815            495,558      452,356       141,318            -     1,500,047
 Non-interest bearing deposits              -      425,444            159,876      533,352       206,266            -     1,324,938
 Federal funds purchased                1,475            -                  -            -             -            -         1,475
 Borrowings                           250,807            9                  3           21        50,233            -       301,073
 Other liabilities                          -            -                  -            -             -      180,404       180,404
 Shareholders' Equity                       -            -                  -            -             -      477,415       477,415
                                    ----------   -----------    -------------   ----------   -----------    ----------  -----------
    Total Liabilities & Equity       $252,282    $1,612,783         $ 965,174   $1,908,895    $  553,234     $657,819    $5,950,187
                                    ==========   ===========    =============   ==========   ===========    ==========  ===========
Interest sensitivity gap             $193,831    $  121,651         $(321,342)  $ (729,922)   $  715,927     $ 19,855
Cumulative interest rate sensitivity
  gap                                $193,831    $  315,482         $  (5,860)  $ (735,782)   $  (19,855)    $      -
Cumulative interest rate
  sensitivity gap as a percentage of
  total earning assets                   4.0%          6.0%              (0.1)%      (14.0)%        (0.4)%

We also control interest rate risk by emphasizing the core relationship aspects of non-certificate depositor accounts and selected maturity targets for certificate of deposit accounts. As of March 31, 2006, regular savings and club accounts represented $401.5 million and money market accounts and now accounts totaled $1.3 billion. Excluding public fund accounts, this represents 51.3% of total interest bearing deposit accounts.

We have controlled the interest rate sensitivity of our depositor accounts through targeted changes in deposit rates that fit the overall rate sensitivity profile of the balance sheet. Excluding public funds, interest-bearing transaction yields have gone up by 6 basis points as compared to the fourth quarter of 2005. Consumer time deposits have gone up 8 basis points during the quarter. Average interest-bearing transaction deposit balances were up 8.99%, while time deposits increased by 12.99%. During the quarter, the Federal Reserve increased rates by 50 basis points. Our loan-to-deposit ratio down 59% (down 7%), and the average earning asset yield improved 3 basis points. The impact of our growth is displayed in its static gap report as of March 31, 2006.

Certain assumptions in assessing interest rate risk were employed in preparing our data included in the preceding tables portraying our interest rate risk sensitivity. These assumptions relate to interest rates, loan and deposit growth, pricing, loan prepayment speeds, deposit decay rates, securities portfolio strategy and market value of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as anticipated. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to the net interest income than indicated above.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring our exposure to interest rate risk.

Even though permissible under the Asset Liability Management Policy approved by the Board of Directors, we are not currently engaged in the use of derivatives to control interest rate risk. Management and the Board of Directors review the need for such activities on a regular basis as part of our monthly interest rate risk analysis.

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities.

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to timely alert them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act filings.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three months period ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities.

                                          (a)                    (b)                    (c)                     (d)
                                                                                  Total number of          Maximum number
                                                                                  shares purchased           of shares
                                      Total number                              as a part of publicly     that may yet be
                                      of shares or          Average Price          announced plans         purchased under
                                     units purchased        Paid per Share         or programs (1)        Plans or Programs
                                   -------------------    ------------------    ---------------------   ---------------------

Jan. 1, 2006 - Jan. 31, 2006                   -      (2)     $        -                        -                573,401
Feb. 1, 2006 - Feb. 28, 2006                   -      (3)              -                        -                573,401
Mar. 1, 2006 - Mar. 31, 2006              17,000      (4)        45.1100                   17,000                556,401
                                   -------------------    ------------------    ---------------------
Total as of Mar. 31, 2006                 17,000              $  32.3294                   17,000
                                   ===================    ==================    =====================

 (1)  The Company publicly announced its stock buy-back program on July 18, 2000.

 (2)  0 shares were purchased on the open market during January in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (3)  0 shares were purchased on the open market during February in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

 (4)  0 shares were purchased on the open market during March in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.

         A.       The Company's Annual Meeting was held on March 30, 2006.

         B.       The Directors elected at the Annual Meeting held on March 30, 2006 were:

                                                                                Votes Cast
                                                                                ----------
                                                                      For                         Withheld
                                                                      ---                         --------

               1.     Alton G. Bankston                           28,880,366                        34,972
               2.     James H. Horne                              28,897,401                        17,637
               3.     George A. Schloegel                         28,848,877                        66,491
               4.     Christine L. Smilek                         28,896,761                        52,534

               Continuing Directors:

               5.     Frank E. Bertucci
               6.     Joseph F. Boardman, Jr.
               7.     Don P. Descant
               8.     James B. Estabrook, Jr.
               9.     Charles H. Johnson, Sr.
              10.     John H. Pace
              11.     Robert W. Roseberry
              12.     Leo W. Seal, Jr.

         C.      KPMG was approved as the independent public accountants of the Company.

                          For                 Against               Abstained
                          ---                 -------               ---------
                      28,818,293               52,534                 44,256

Item 6.  Exhibits.

(a)  Exhibits:

   Exhibit
   Number                                                         Description
--------------    ---------------------------------------------------------------------------------------------------------------
    31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                   Hancock Holding Company

                                                           By:      /s/ George A. Schloegel
                                                                 -------------------------------------------
                                                                    George A. Schloegel
                                                                    Vice-Chairman of the Board &
                                                                    Chief Executive Officer

                                                                    /s/ Carl J. Chaney
                                                                 -------------------------------------------
                                                                    Carl J. Chaney
                                                                    Executive Vice President &
                                                                    Chief Financial Officer

                                                           Date:    May 9, 2006

                                                     Index to Exhibits

   Exhibit
   Number                                                         Description
--------------   ---------------------------------------------------------------------------------------------------------------
    31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.