Form 10-Q
period 2006-06-30
HANCOCK HOLDING CO
filed 2006-08-09
CIK 750577

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

For Quarter Ending       June 30, 2006
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

                                    (228) 868-4000
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

                                       YES      X         NO
                                           ---------         ---------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   X         Accelerated filer                  Non-accelerated filer
                        ------                        --------                               --------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                       YES                NO    X
                                           ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

32,561,186 common shares were outstanding as of July 31, 2006 for financial statement purposes.

                                                  HANCOCK HOLDING COMPANY

                                                           INDEX

PART I.  FINANCIAL INFORMATION                                                            PAGE NUMBER

ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets (Unaudited)  --
         June 30, 2006 and December 31, 2005                                                    1

         Condensed Consolidated Statements of Earnings (Unaudited) --
         Three and Six Months Ended June 30, 2006 and 2005                                      2

         Condensed Consolidated Statements of Common Stockholders' Equity
         (Unaudited) - Six Months Ended June 30, 2006 and 2005                                  3

         Condensed Consolidated Statements of Comprehensive Earnings
         (Unaudited) -- Three and Six Months Ended June 30, 2006 and 2005                       4

         Condensed Consolidated Statements of Cash Flows (Unaudited) --
         Six Months Ended June 30, 2006 and 2005                                                5

         Notes to Condensed Consolidated Financial Statements - (Unaudited)                  6-19

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                      20-34

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                         34-37

ITEM 4.  Controls and Procedures                                                               37

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors                                                                         38

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds                          38

ITEM 4.   Submission of Matters to a Vote of Security Holders                                  39

ITEM 6.   Exhibits                                                                             39

SIGNATURES                                                                                     39

                                          Hancock Holding Company and Subsidiaries
                                           Condensed Consolidated Balance Sheets
                                      (In thousands, except share and per share data)

                                                                                 June 30,
                                                                                   2006                 December 31,
                                                                                (Unaudited)                 2005
                                                                           ----------------------   ----------------------
ASSETS:
     Cash and due from banks (non-interest bearing)                                    $ 209,880                $ 271,104
     Interest-bearing time deposits with other banks                                       8,932                    7,258
     Federal funds sold                                                                  405,131                  402,968
     Securities available for sale, at fair value
        (amortized cost of $2,189,466 and $1,980,745)                                  2,133,792                1,959,261
     Loans                                                                             3,058,619                3,000,618
        Less: allowance for loan losses                                                  (70,960)                 (74,558)
              unearned income                                                            (14,555)                 (11,432)
                                                                           ----------------------   ----------------------
        Loans, net                                                                     2,973,104                2,914,628
     Property and equipment, net of accumulated
        depreciation of $61,816 and $58,005                                              106,146                   79,386
     Other real estate, net                                                                1,528                    1,833
     Accrued interest receivable                                                          33,442                   35,046
     Goodwill, net                                                                        59,060                   61,418
     Other intangible assets, net                                                         11,831                   10,781
     Life insurance contracts                                                             84,834                   83,080
     Reinsurance receivables                                                              42,395                   49,452
     Deferred tax asset, net                                                              54,375                   40,380
     Other assets                                                                         30,742                   33,592

                                                                           ----------------------   ----------------------
           TOTAL ASSETS                                                              $ 6,155,192              $ 5,950,187
                                                                           ======================   ======================

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposits:
        Non-interest bearing demand                                                  $ 1,206,235              $ 1,324,938
        Interest-bearing savings, NOW, money market
           and time                                                                    4,041,092                3,664,882
                                                                           ----------------------   ----------------------
              Total deposits                                                           5,247,327                4,989,820
     Federal funds purchased                                                               4,350                    1,475
     Securities sold under agreements to repurchase                                      218,559                  250,807
     Long-term notes                                                                         265                   50,266
     Policy reserves and liabilities                                                      98,012                  105,368
     Other liabilities                                                                    94,419                   75,036
                                                                           ----------------------   ----------------------
           TOTAL LIABILITIES                                                           5,662,932                5,472,772

COMMON STOCKHOLDERS' EQUITY:
     Common Stock-$3.33 par value per share; 75,000,000
        shares authorized, 32,554,629 and 32,301,123 issued,
        respectively                                                                     108,407                  107,563
     Capital surplus                                                                     132,028                  129,222
     Retained earnings                                                                   295,484                  265,039
     Accumulated other comprehensive loss, net                                           (43,659)                 (22,066)
     Unearned compensation                                                                     -                   (2,343)
                                                                           ----------------------   ----------------------
           TOTAL COMMON STOCKHOLDERS' EQUITY                                             492,260                  477,415
                                                                           ----------------------   ----------------------
           TOTAL LIABILITIES AND
           COMMON STOCKHOLDERS' EQUITY                                               $ 6,155,192              $ 5,950,187
                                                                           ======================   ======================

      See notes to unaudited condensed financial statements.

                                          Hancock Holding Company and Subsidiaries
                                       Condensed Consolidated Statements of Earnings
                                                        (Unaudited)
                                           (In thousands, except per share data)

                                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                                   ---------------------------   ------------------------------
                                                                      2006           2005            2006             2005
                                                                   -----------    ------------   -------------    -------------
INTEREST INCOME:
  Loans, including fees                                              $ 56,339        $ 48,245       $ 109,599         $ 93,825
  Securities - taxable                                                 24,451          13,706          47,487           26,073
  Securities - tax exempt                                               1,659           1,778           3,352            3,569
  Federal funds sold                                                    3,915             283           7,501              995
  Other investments                                                        39              15              54               96
                                                                   -----------    ------------   -------------    -------------
      Total interest income                                            86,403          64,027         167,993          124,558
                                                                   -----------    ------------   -------------    -------------

INTEREST EXPENSE:
  Deposits                                                             26,888          16,106          49,909           31,139
  Federal funds purchased and securities sold
    under agreements to repurchase                                      1,593           1,239           3,252            1,912
  Long-term notes and other interest expense                              155             616             747            1,198
                                                                   -----------    ------------   -------------    -------------
      Total interest expense                                           28,636          17,961          53,908           34,249
                                                                   -----------    ------------   -------------    -------------

NET INTEREST INCOME                                                    57,767          46,066         114,085           90,309
Provision for (recovery of) loan losses, net                                -           1,891            (705)           4,651

NET INTEREST INCOME AFTER PROVISION FOR                            -----------    ------------   -------------    -------------
 (RECOVERY OF) LOAN LOSSES                                             57,767          44,175         114,790           85,658
                                                                   -----------    ------------   -------------    -------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                   9,223          10,459          17,107           19,949
  Other service charges, commissions and fees                          12,732          10,133          25,235           20,145
  Securities gains (losses), net                                            -             (15)            118               (8)
  Other income                                                          3,987           4,103           8,490            7,027
                                                                   -----------    ------------   -------------    -------------
      Total non-interest income                                        25,942          24,680          50,950           47,113
                                                                   -----------    ------------   -------------    -------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                       26,400          22,925          52,602           45,304
  Net occupancy expense                                                 3,474           2,576           7,134            5,071
  Equipment rentals, depreciation and maintenance                       2,816           2,366           5,484            4,724
  Amortization of intangibles                                             507             578           1,181            1,162
  Other expense                                                        17,975          14,059          33,937           27,887
                                                                   -----------    ------------   -------------    -------------
      Total non-interest expense                                       51,172          42,504         100,338           84,148
                                                                   -----------    ------------   -------------    -------------

EARNINGS BEFORE INCOME TAXES                                           32,537          26,351          65,402           48,623
Income tax expense                                                     10,539           8,256          21,393           15,091
                                                                   -----------    ------------   -------------    -------------
NET EARNINGS                                                         $ 21,998        $ 18,095        $ 44,009         $ 33,532
                                                                   ===========    ============   =============    =============
BASIC EARNINGS PER SHARE                                             $   0.68        $   0.56        $   1.36         $   1.03
                                                                   ===========    ============   =============    =============
DILUTED EARNINGS PER SHARE                                           $   0.66        $   0.55        $   1.32         $   1.02
                                                                   ===========    ============   =============    =============
DIVIDENDS PAID PER SHARE                                             $  0.220        $  0.165        $  0.415         $  0.330
                                                                   ===========    ============   =============    =============
WEIGHTED AVG. SHARES OUTSTANDING-BASIC                                 32,531          32,396          32,462           32,429
                                                                   ===========    ============   =============    =============
WEIGHTED AVG. SHARES OUTSTANDING-DILUTED                               33,322          32,928          33,237           32,973
                                                                   ===========    ============   =============    =============

See notes to unaudited condensed consolidated financial statements.

                                          Hancock Holding Company and Subsidiaries
                                 Condensed Consolidated Statements of Stockholders' Equity
                                                        (Unaudited)
                                      (In thousands, except share and per share data)

                                                                                                 Accumulated
                                                                                                    Other
                                         Common Stock                   Capital     Retained    Comprehensive       Unearned
                                            Shares        Amount        Surplus     Earnings     (Loss), net       Compensation
                                        ---------------- ------------ ------------ ----------- ----------------  ----------------
Balance, January 1, 2005                     32,439,702    $ 108,024    $ 134,905   $ 234,423        $ (11,121)         $ (1,649)
Net earnings                                                                           33,532
Cash dividends -
  $0.33 per common share                                                              (10,759)
Change in fair value of securities
  available for sale, net of taxes                                                                        (573)
Restricted stock awards granted                                             1,456                                         (1,456)
Restricted stock awards vested                   37,426          125         (125)
Restricted stock awards forfeited                                             (84)                                            84
Amortization of compensation element
  of restricted stock                                                                                                        297
Repurchase/retirement of common stock          (233,921)        (779)      (6,556)
Shares issued for options exercised,
  net of tendered shares                         66,413          221          475
                                        ---------------- ------------ ------------ ----------- ----------------  ----------------
Balance, June 30, 2005                       32,309,620    $ 107,591    $ 130,071   $ 257,196        $ (11,694)         $ (2,724)
                                        ================ ============ ============ =========== ================  ================

Balance, January 1, 2006                     32,301,123    $ 107,563    $ 129,222   $ 265,039        $ (22,066)         $ (2,343)
Net earnings                                                                           44,009
Cash dividends -
  $0.415 per common share                                                             (13,564)
Change in fair value of securities
  available for sale, net of taxes                                                                     (21,593)
Reclass of unearned compensation due to
 adoption of SFAS No. 123R                                                 (2,343)                                         2,343
Amortization of compensation element
  of restricted stock                                                         987
Repurchase/retirement of common stock           (39,393)        (131)      (4,238)
Shares issued for options exercised             345,442        1,150        9,243
Shares tendered for options exercised           (52,543)        (175)      (2,185)
Amortization of compensation element
  of stock options                                                          1,342
                                        ---------------- ------------ ------------ ----------- ----------------  ----------------
Balance, June 30, 2006                       32,554,629    $ 108,407    $ 132,028   $ 295,484        $ (43,659)         $      -
                                        ================ ============ ============ =========== ================  ================

See notes to unaudited condensed consolidated financial statements

                                          Hancock Holding Company and Subsidiaries
                                Condensed Consolidated Statements of Comprehensive Earnings
                                                        (Unaudited)
                                                       (In thousands)

                                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                      -----------------------------     ----------------------------------
                                                          2006            2005               2006               2005
                                                      -------------   -------------     ----------------   ---------------
Net earnings                                              $ 21,998        $ 18,095             $ 44,009          $ 33,532

     Other comprehensive earnings (loss)
         (net of income taxes):

     Change in fair value of securities
         available for sale, net of taxes
         $8,075 and ($7,277), $12,617
         and ($311), respectively                          (13,867)         13,514              (21,516)             (578)

     Reclassification adjustments for gains
         included in net earnings, net of taxes
         of $0 and ($5), $45 and ($3), respectively              -              10                  (77)                5
                                                      -------------   -------------     ----------------   ---------------

Total Comprehensive Earnings                              $  8,131        $ 31,619             $ 22,416          $ 32,959
                                                      =============   =============     ================   ===============

See notes to unaudited condensed consolidated financial statements

                                          Hancock Holding Company and Subsidiaries
                                      Condensed Consolidated Statements of Cash Flows
                                                        (Unaudited)
                                           (In thousands, except per share data)

                                                                                     Six Months Ended June 30,
                                                                                   2006                    2005
                                                                             -----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                                   $ 44,009                $ 33,532
         Adjustments to reconcile net earnings to net
             cash provided by operating activities:
                 Depreciation and amortization                                          4,759                   5,378
                 Provision for (recovery of) loan losses, net                            (705)                  4,651
                 Recovery of losses on other real estate owned, net                      (132)                     (8)
                 Tax benefit from exercise of stock options                              (524)                      -
                 Deferred tax benefit                                                  (1,397)                 (1,149)
                 Increase in cash surrender value of life insurance contracts          (1,754)                 (1,705)
                 (Gain) loss on sales of securities available for sale, net              (118)                      8
                 Gain on sales of real estate owned, net                                  (14)                      -
                 (Accretion) amortization of securities premium/discount, net          (6,263)                  1,576
                 Amortization of mortgage servicing rights                                289                     438
                 Amortization of intangible assets                                      1,181                   1,162
                 Amortization of compensation element of restricted stock                 987                     297
                 Amortization of compensation element of stock options                  1,342                       -
                 (Increase) in accrued interest receivable                              1,604                    (315)
                 Increase in accrued expenses                                          18,632                   1,522
                 Increase (decrease) in other liabilities                                (600)                  1,481
                 Increase (decrease) in interest payable                                1,351                    (406)
                 Increase (decrease) in policy reserves and liabilities                (7,356)                  1,243
                 Decrease in reinsurance receivable                                     7,057                   5,216
                 (Increase) decrease in other assets                                    3,241                  (5,844)
                 Other, net                                                                25                    (686)
                                                                             -----------------        ----------------
         Net cash provided by operating activities                                     65,614                  46,391
                                                                             -----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) in interest-bearing time deposits                                 (1,674)                   (286)
      Proceeds from maturities, calls or prepayments of
         securities held to maturity                                                        -                  11,887
      Proceeds from sales of securities available for sale                              9,954                 151,779
      Proceeds from maturities of securities available for sale                       421,946                 300,909
      Purchases of securities held to maturity                                              -                  (4,819)
      Purchases of securities available for sale                                     (634,240)               (545,768)
      Net (increase) decrease in federal funds sold                                    (2,163)                 66,094
      Net increase in loans                                                           (58,614)               (116,416)
      Purchases of property, equipment and software, net                              (32,098)                 (9,734)
      Proceeds from sales of other real estate                                          1,293                   2,062
                                                                             -----------------        ----------------
         Net cash used in investing activities                                       (295,596)               (144,292)
                                                                             -----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                                        257,507                  55,068
      Net (decrease) increase in federal funds purchased and
         securities sold under agreements to repurchase                               (29,373)                 49,574
      Repayments of long-term notes                                                   (50,001)                     (1)
      Dividends paid                                                                  (13,564)                (10,759)
      Proceeds from exercise of stock options                                           5,646                       -
      Repurchase/retirement of common stock                                            (1,981)                 (7,722)
      Excess tax benefit from exercise of stock options                                   524                       -
      Other stock transactions, net                                                         -                     918
                                                                             -----------------        ----------------
         Net cash provided by financing activities                                    168,758                  87,078
                                                                             -----------------        ----------------
NET DECREASE IN CASH AND DUE FROM BANKS                                               (61,224)                (10,823)
CASH AND DUE FROM BANKS, BEGINNING                                                    271,104                 155,797
                                                                             -----------------        ----------------
CASH AND DUE FROM BANKS, ENDING                                                     $ 209,880               $ 144,974
                                                                             =================        ================
SUPPLEMENTAL INFORMATION:

      Income taxes paid                                                             $   2,103               $  13,160
      Interest paid, net of amounts capitalized                                        52,558                  34,656
      Restricted stock issued to employees of Hancock                                   2,460                   1,456

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
      Transfers from loans to other real estate                                     $     842               $   1,511
      Financed sale of foreclosed property                                                253                     583

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements of Hancock Holding Company and subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005, the Company’s Condensed Consolidated Statement of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and the Company’s Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2006 and 2005. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results expected for the full year.

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
Notes to Condensed Consolidated Financial Statements — (Continued)
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

In December 2004, the FASB published SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. It will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of stock-based payment arrangements for public companies. The Company adopted SFAS No.123(R) under the modified prospective method and considered the guidance in SAB 107 effective January 1, 2006. The after-tax effect on earnings for the three and six months ended June 30, 2006 is an increase in compensation expense of $727,000 and $1,567,100, respectively, or a reduction in diluted earnings per share of $0.02 and $0.05, respectively.

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

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

1.    Basis of Presentation (continued)

In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of this interpretation is January 1, 2007, the first fiscal year beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on its results of operations and financial position.

2.   Loans and Allowance for Loan Losses

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (amounts in thousands):

                                                           Three Months Ended June 30,           Six Months Ended June 30,
                                                        ----------------------------------    ----------------------------------
                                                             2006              2005                2006              2005
                                                        ----------------  ----------------    ----------------  ----------------

Balance of allowance for loan losses
  at beginning of period                                       $ 73,961          $ 41,182            $ 74,558          $ 40,682
  Provision for (recovery of) loan losses, net                        -             1,891                (705)            4,651
Loans charged-off:
     Commercial, Real Estate & Mortgage                           1,082               851               1,685             1,950
     Direct & Indirect Consumer                                   1,500             1,389               3,438             3,036
     Finance Company                                                417               577                 858             1,096
     Demand Deposit Accounts                                      1,743               722               2,683             1,483
                                                        ----------------  ----------------    ----------------  ----------------
  Total charge-offs                                               4,742             3,539               8,664             7,565
                                                        ----------------  ----------------    ----------------  ----------------
Recoveries of loans previously
  charged-off:
     Commercial, Real Estate & Mortgage                             435               654               2,624               915
     Direct & Indirect Consumer                                     594               507               1,046             1,056
     Finance Company                                                136               112                 329               250
     Demand Deposit Accounts                                        576               575               1,771             1,393
                                                        ----------------  ----------------    ----------------  ----------------
  Total recoveries                                                1,741             1,848               5,771             3,614
                                                        ----------------  ----------------    ----------------  ----------------
  Net charge-offs (recoveries)                                    3,001             1,691               2,893             3,951
                                                        ----------------  ----------------    ----------------  ----------------
  Balance of allowance for loan losses
    at end of period                                           $ 70,960          $ 41,382            $ 70,960          $ 41,382
                                                        ================  ================    ================  ================

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

2.    Loans and Allowance for Loan Losses (continued)

The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

                                                               Three Months Ended June 30,   Six Months Ended June 30,
                                                                  2006           2005            2006           2005
                                                              -------------  --------------  -------------  -------------
Ratios :
  Net charge-offs to average net loans (annualized)                  0.40%           0.24%          0.20%          0.28%
  Net charge-offs to period-end net loans (annualized)               0.39%           0.24%          0.19%          0.28%
  Allowance for loan losses to average net loans                     2.37%           1.46%          2.38%          1.47%
  Allowance for loan losses to period-end net loans                  2.33%           1.45%          2.33%          1.45%
  Net charge-offs to loan loss allowance                             4.23%           4.09%          4.08%          9.55%
  Provision for loan losses to net charge-offs                       0.00%         111.83%        -24.39%        117.72%

As of June 30, 2006 and December 31, 2005, the Company had investments in higher-risk graded loans totaling $100.3 million and $112.1 million, respectively. For higher-risk graded loans in the portfolio, the Company determines estimated amounts of loan loss based on several factors, including historical loss experience, management’s judgment of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment (including collateral) and regulatory guidelines. The Company’s allowance for loan losses includes allocations of $13.6 million and $17.1 million associated with these loans as of June 30, 2006 and December 31, 2005, respectively.

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

The Company’s average investments in impaired loans for the six months ended June 30, 2006 and June 30, 2005 were $18.3 million and $11.8 million, respectively. The amount of interest recorded on impaired loans as well as the interest that was not recognized on nonaccrual loans would not have had a material effect on earnings for the six months ended June 30, 2006 and June 30, 2005.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

3.   Goodwill and Other Intangible Assets

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangibles”, the Company tests its goodwill for impairment annually. No impairment charges were recognized as of June 30, 2006. The carrying amount of goodwill was $59.1 million as of June 30, 2006 and $61.4 million as of December 31, 2005.

During the three months ended June 30, 2006, the Company recorded a $2.4 million preliminary reallocation of goodwill to other intangible assets related to the acquisition of J. Everett Eaves, Inc. The reallocation was based on a preliminary third-party study. The final reallocation will be made in the third quarter of 2006, and is not anticipated to be material.

The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated (amounts in thousands):

                                                           As of                                    As of
                                                       June 30, 2006                          December 31, 2005
                                           --------------------------------------   --------------------------------------

                                            Gross Carrying        Accumulated        Gross Carrying        Accumulated
                                                Amount           Amortization            Amount            Amortization
                                           -----------------   ------------------   -----------------    -----------------
Amortizable intangible assets:

      Core deposit intangibles                     $ 14,137              $ 6,607            $ 14,137              $ 5,924

      Value of insurance business acquired            3,802                1,250               1,673                  833

      Non-compete agreements                            652                  157                 228                   76

      Mortgage servicing rights                       4,045                2,789               4,292                2,716

                                           -----------------   ------------------   -----------------    -----------------
           Total                                   $ 22,636             $ 10,803            $ 20,330              $ 9,549
                                           =================   ==================   =================    =================

                                                  Three months ended June 30,            Six months ended June 30,
                                                 2006                2005                 2006                 2005
                                           -----------------   ------------------   -----------------    -----------------
Aggregate amortization expense for:

      Core deposit intangibles                     $    342             $    413            $    683              $   832

      Value of insurance businesses acquired            138                  165                 418                  330

      Non-compete agreements                             27                    -                  81                    -

      Mortgage servicing rights                         141                  212                 289                  438

                                           -----------------   ------------------   -----------------    -----------------
           Total                                   $    648             $    790            $  1,471              $ 1,600
                                           =================   ==================   =================    =================

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

3.    Goodwill and Other Intangible Assets (continued)

Amortization of the core deposit intangibles is estimated to be approximately $700,000 in 2006, $1.2 million in 2007, $1.1 million in 2008, $1.1 million in 2009, $1.1 million in 2010 and the remainder of $2.3 million thereafter. The amortization of the value of business acquired and non-compete agreements are expected to approximate $400,000 in 2006, $679,000 in 2007, $529,000 in 2008, $431,000 in 2009, $327,000 in 2010 and the remainder of $681,000 thereafter. Amortization of servicing rights is estimated to be approximately $359,000 in 2006, $374,000 in 2007, $244,000 in 2008, $169,000 in 2009 and $110,000 in 2010. The weighted-average amortization period used for intangibles is 10 years. The servicing rights are included in the mortgage subsidiary’s assets, which have been reported within the Mississippi segment.

4.   Earnings Per Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

                                                          Three Months Ended June 30,          Six Months Ended June 30,
                                                          2006               2005              2006              2005
                                                      --------------    ---------------   ---------------   ---------------

Net Earnings - used in computation of
     earnings per share                                    $ 21,998           $ 18,095          $ 44,009          $ 33,532
                                                      ==============    ===============   ===============   ===============

Weighted average number of shares
     outstanding - used in computation of basic
     earnings per share                                      32,531             32,396            32,462            32,429

Effect of dilutive securities
     Stock options and restricted stock awards                  791                532               775               544
                                                      --------------    ---------------   ---------------   ---------------

Weighted average number of shares
     outstanding plus effect of dilutive
     securities - used in computation of
     diluted earnings per share                              33,322             32,928            33,237            32,973
                                                      ==============    ===============   ===============   ===============

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

5.   Stock-Based Payment Arrangements

At June 30, 2006, the Company had two share-based payment plans for employees, which are described below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Compensation cost for stock options was not recognized in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, compensation cost was recognized for restricted share awards. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective method. Under this method, compensation cost recognized in the three and six months ended June 30, 2006 includes: (1) compensation cost for all the Company’s share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all the Company’s share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

For the three and six months ended June 30, 2006 and June 30, 2005, total compensation cost for share-based compensation recognized in income was $1,075,000, $2,329,000, $147,000 and $297,000, respectively. The total recognized tax benefit related to the share-based compensation was $348,000, $761,000, $46,000 and $92,000, respectively, for the three and six months ended June 30, 2006 and June 30, 2005. There was no compensation cost capitalized as part of the cost of an asset.

As a result of adoption SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three and six months ended June 30, 2006, are $1,075,000, $727,000, $2,329,000 and $1,567,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 would have been $0.66, $0.64, $1.31 and $1.27, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.68, $0.66, $1.36 and $1.32, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the six months ended June 30, 2006, there was $524,000 tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

5.    Stock-Based Payment Arrangements (continued)

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option pricing formula and amortized to expense over the options’ vesting periods (dollars in thousands, except per share amounts).

                                                                        Three Months         Six Months
                                                                           Ended                Ended
                                                                       June 30, 2005        June 30, 2005
                                                                     -------------------  ------------------

Net income, as reported                                                        $ 18,095            $ 33,532
Add: stock-based employee compensation expense included
   in reported net income, net of related tax effects                               101                 205
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                                       (719)             (1,441)
                                                                     -------------------  ------------------
Pro forma net income                                                           $ 17,477            $ 32,296
                                                                     ===================  ==================

Earnings per share
   Basic - as reported                                                         $   0.56            $   1.03
                                                                     ===================  ==================
   Basic - pro forma                                                           $   0.54            $   1.00
                                                                     ===================  ==================

   Diluted - as reported                                                       $   0.55            $   1.02
                                                                     ===================  ==================
   Diluted - pro forma                                                         $   0.53            $   0.98
                                                                     ===================  ==================
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

The exercise price is equal to the market price on the date of grant, except for certain of those granted to major stockholders where the option price is 110 percent of the market price. Options awards generally vest based on five years of continuous service and have ten-year contractual terms. The Company’s policy is to issue new shares upon share option exercise and issue treasury shares upon restricted stock award vesting.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

5.    Stock-Based Payment Arrangements (continued)

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

                                                            Six Months Ended
                                                    June 30, 2006        June 30, 2005
                                                 -------------------  -------------------
                 Expected volatility                        29.87%               31.33%
                 Expected dividends                  1.61% - 1.96%                2.12%
                 Expected term (in years)                    5 - 8                5 - 8
                 Risk-free rates                     4.30% - 4.54%                4.00%

A summary of option activity under the plans for the six months ended June 30, 2006, and changes during the six months then ended is presented below:

                                                                                        Weighted-
                                                                                         Average
                                                                     Weighted-          Remaining
                                                                      Average          Contractual         Aggregate
                                                 Number of           Exercise              Term            Intrinsic
                  Options                          Shares            Price ($)           (Years)          Value ($000)
--------------------------------------------  -----------------  ------------------  -----------------  -----------------

Outstanding at January 1, 2006                       1,616,779             $ 22.32                6.6
Granted                                                347,043             $ 41.63                9.6
Exercised                                             (323,231)            $ 21.23                5.3       $  7,605,079
Forfeited or expired                                   (21,677)            $ 22.94                4.9
                                              -----------------
Outstanding at June 30, 2006                         1,618,914             $ 27.06                7.0       $ 46,844,820
                                              =================  ==================  =================  =================
Exercisable at June 30, 2006                         1,276,971             $ 23.16                6.3       $ 41,941,014
                                              =================  ==================  =================  =================
Share options expected to vest                         309,049             $ 41.66                9.6       $  4,431,128
                                              =================  ==================  =================  =================

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $17.96 and $13.43, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $7.6 million and $1.0 million, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

5.    Stock-Based Payment Arrangements (continued)

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

                                                             Weighted-
                                                              Average
                                          Number of          Grant-Date
                                            Shares         Fair Value ($)
                                       -----------------  -----------------

Nonvested at January 1, 2006                    132,635            $ 26.77
Granted                                         406,163            $ 21.40
Vested                                                -            $     -
Forfeited                                        (8,492)           $ 22.93
                                       -----------------
Nonvested at June 30, 2006                      530,306            $ 22.72
                                       =================

As of June 30, 2006, there was $8.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 4.1 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $0 and $1.6 million, respectively.

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

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

6.   Retirement Plans

Net periodic benefits cost includes the following components for the three and six months ended June 30, 2006 and 2005 (amounts in thousands):

                                                     Pension Benefits                Other Post-retirement Benefits
                                           -------------------------------------  -------------------------------------
                                                                   Three Months Ended June 30,
                                                 2006                2005               2006                2005
                                           -----------------   -----------------  -----------------   -----------------
Service cost                                      $ 575,934           $ 538,285          $  78,750           $  77,500

Interest cost                                       874,760             848,769             98,500              97,000

Expected return on plan assets                     (966,840)           (852,597)                 -                   -

Amortization of prior service cost                        -               6,531            (13,250)            (13,250)

Amortization of net loss                            265,527             249,765             29,000              22,000

Amortization of transition obligation                     -                   -              1,250               1,250

Net periodic benefit cost                         $ 749,381           $ 790,753          $ 194,250           $ 184,500

                                                     Pension Benefits                Other Post-retirement Benefits
                                           -------------------------------------  -------------------------------------
                                                                    Six Months Ended June 30,
                                                 2006                2005               2006                2005
                                           -----------------   -----------------  -----------------   -----------------
Service cost                                    $ 1,151,868         $ 1,076,570          $ 157,500           $ 155,000

Interest cost                                     1,749,520           1,697,538            197,000             194,000

Expected return on plan assets                   (1,933,680)         (1,705,194)                 -                   -

Amortization of prior service cost                        -              13,062            (26,500)            (26,500)

Amortization of net loss                            531,054             499,530             58,000              44,000

Amortization of transition obligation                     -                   -              2,500               2,500

Net periodic benefit cost                       $ 1,498,762         $ 1,581,506          $ 388,500           $ 369,000

The Company anticipates that it will contribute $4.4 million to its pension plan and approximately $777,000 to its post-retirement benefits in 2006. During the first six months of 2006, the Company contributed approximately $2.0 million to its pension plan and approximately $262,000 for post-retirement benefits.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

7.   Segment Reporting

The Company’s primary segments are geographically divided into the Mississippi (MS), Louisiana (LA) and Florida (FL) markets. Each segment offers the same products and services but is managed separately due to different pricing, product demand, and consumer markets. Each segment offers commercial, consumer and mortgage loans and deposit services. In the following tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc. and subsidiaries, Hancock Insurance Agency, Inc. and subsidiaries, Harrison Finance Company, Magna Insurance Company and subsidiary and three real estate corporations owning land and buildings that house bank branches and other facilities.

Following is selected information for the Company’s segments (amounts in thousands):

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

                                                   Three Months Ended,
                                                     June 30, 2006
                                           MS             LA            FL       Other      Eliminations  Consolidated
                                    ------------   ------------  -----------  ------------  ------------  --------------
Interest income                     $    49,218     $   33,980    $   1,227     $   5,209     $  (3,231)    $    86,403
Interest expense                         17,045         12,760          536         1,421        (3,126)         28,636
                                    ------------   ------------  -----------  ------------  ------------  --------------
     Net interest income                 32,173         21,220          691         3,788          (105)         57,767
Provision for loan losses                     -              -            -             -             -               -
Non-interest income                      11,370          7,881          107         6,622           (38)         25,942
Depreciation and amortization             1,686            648           76           111             -           2,521
Other non-interest expense               23,166         16,330        1,206         7,959           (10)         48,651
                                    ------------   ------------  -----------  ------------  ------------  --------------
Earnings before                                                                         -
   income taxes                          18,691         12,123         (484)        2,340          (133)         32,537
Income tax expense (benefit)              6,175          3,659         (196)          856            45          10,539
                                    ------------   ------------  -----------  ------------  ------------  --------------
     Net earnings (loss)            $    12,516     $    8,464    $    (288)    $   1,484     $    (178)    $    21,998
                                    ============   ============  ===========  ============  ============  ==============

Total assets                        $ 3,647,836     $2,337,408    $ 122,508     $ 710,125     $(662,685)    $ 6,155,192
                                    ============   ============  ===========  ============  ============  ==============

Total interest income from
  affiliates                        $     2,910           $ 70    $     145     $     106     $  (3,231)    $         -

Total interest income from
  external customers                $    46,308     $   33,910    $   1,082     $   5,103     $       -     $    86,403

Amortization & accretion of
  securities                        $     2,485     $      350    $     (14)    $     (18)    $       -     $     2,803

                                                 Three Months Ended,
                                                    June 30, 2005
                                           MS             LA            FL       Other      Eliminations  Consolidated
                                    ------------   ------------  -----------  ------------  ------------  --------------
Interest income                     $    34,176     $   26,439    $   1,651     $   4,209     $  (2,448)    $    64,027
Interest expense                         11,195          7,834          421           880        (2,369)         17,961
                                    ------------   ------------  -----------  ------------  ------------  --------------
     Net interest income                 22,981         18,605        1,230         3,329           (79)         46,066
Provision for loan losses                    26          1,283          118           464             -           1,891
Non-interest income                      11,234          7,895          131         5,443           (23)         24,680
Depreciation and amortization             1,463            642          104           125             -           2,334
Other non-interest expense               18,887         13,908        1,049         6,444          (118)         40,170
                                    ------------   ------------  -----------  ------------  ------------  --------------
Earnings (loss) before
   income taxes                          13,839         10,667           90         1,739            16          26,351
Income tax expense                        4,417          3,237           35           531            36           8,256
                                    ------------   ------------  -----------  ------------  ------------  --------------
     Net earnings                   $     9,422     $    7,430    $      55     $   1,208     $     (20)    $    18,095
                                    ============   ============  ===========  ============  ============  ==============

Total assets                        $ 2,717,452     $2,010,010    $ 127,536     $ 713,367     $(779,300)    $ 4,789,065
                                    ============   ============  ===========  ============  ============  ==============

Total interest income from
  affiliates                        $     2,324     $        -    $      45     $      79     $  (2,448)    $         -

Total interest income from
  external customers                $    31,852     $   26,439    $   1,606     $   4,130     $       -     $    64,027

Amortization & accretion of
  securities                        $       405     $      355    $      20     $      16     $       -     $       796

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

                                                 Six Months Ended,
                                                   June 30, 2006

                                          MS            LA            FL      Other      Eliminations  Consolidated
                                   ------------  ------------  -----------  -----------  ------------  -------------
Interest income                    $    94,931    $   65,023    $   3,589    $   9,676     $  (5,226)   $   167,993
Interest expense                        32,167        23,088        1,037        2,643        (5,027)        53,908
                                   ------------  ------------  -----------  -----------  ------------  -------------
     Net interest income                62,764        41,935        2,552        7,033          (199)       114,085
Provision for (recovery of)
     loan losses                        (1,412)          519           43          145             -           (705)
Non-interest income                     22,250        15,372          219       13,186           (77)        50,950
Depreciation and amortization            3,126         1,257          149          227             -          4,759
Other non-interest expense              45,135        31,601        2,312       16,555           (24)        95,579
                                   ------------  ------------  -----------  -----------  ------------  -------------
Earnings before                                                                      -
   income taxes                         38,165        23,930          267        3,292          (252)        65,402
Income tax expense                      12,819         7,219           78        1,277             -         21,393
                                   ------------  ------------  -----------  -----------  ------------  -------------
     Net earnings                  $    25,346    $   16,711    $     189    $   2,015     $    (252)   $    44,009
                                   ============  ============  ===========  ===========  ============  =============

Total assets                       $ 3,647,836    $2,337,408    $ 122,508    $ 710,125     $(662,685)   $ 6,155,192
                                   ============  ============  ===========  ===========  ============  =============

Total interest income from
  affiliates                       $     4,828    $        6    $     193    $     199     $  (5,226)   $         -

Total interest income from
  external customers               $    90,103    $   65,017    $   3,396    $   9,477     $       -    $   167,993

Amortization & accretion of
  securities                       $     5,663    $      660    $     (28)   $     (32)    $       -    $     6,263

                                                Six Months Ended,
                                                  June 30, 2005
                                          MS            LA            FL      Other      Eliminations  Consolidated
                                   ------------  ------------  -----------  -----------  ------------  -------------
Interest income                     $   66,150    $   51,609    $   2,842    $   8,154     $  (4,197)   $   124,558
Interest expense                        21,317        14,542          748        1,681        (4,039)        34,249
                                   ------------  ------------  -----------  -----------  ------------  -------------
     Net interest income                44,833        37,067        2,094        6,473          (158)        90,309
Provision for loan losses                  762         2,826          217          846             -          4,651
Non-interest income                     20,686        15,515          228       10,787          (103)        47,113
Depreciation and amortization            2,827         1,243          245          252             -          4,567
Other non-interest expense              37,129        27,140        2,241       13,213          (142)        79,581
                                   ------------  ------------  -----------  -----------  ------------  -------------
Earnings (loss) before
   income taxes                         24,801        21,373         (381)       2,949          (119)        48,623
Income tax expense (benefit)             7,768         6,485         (145)         968            15         15,091
                                   ------------  ------------  -----------  -----------  ------------  -------------
     Net earnings (loss)           $    17,033    $   14,888    $    (236)   $   1,981     $    (134)   $    33,532
                                   ============  ============  ===========  ===========  ============  =============

Total assets                       $ 2,717,452    $2,010,010    $ 127,536    $ 713,367     $(779,300)   $ 4,789,065
                                   ============  ============  ===========  ===========  ============  =============

Total interest income from
  affiliates                       $     3,956    $        -    $      83    $     158     $  (4,197)   $         -

Total interest income from
  external customers               $    62,194    $   51,609    $   2,759    $   7,996     $       -    $   124,558

Amortization & accretion of
  securities                       $       767    $      739    $      40    $      30     $       -    $     1,576

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 included in our Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”

We were organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are headquartered in Gulfport, Mississippi. We currently operate more than 140 banking and financial services offices and more than 130 automated teller machines (ATMs) in the states of Mississippi, Louisiana and Florida through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL). Hancock Bank MS also operates a loan production office in the state of Alabama. Hancock Bank MS, Hancock Bank LA, and Hancock Bank FL are referred to collectively as the “Banks.”

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At June 30, 2006, we had total assets of $6.2 billion and employed on a full-time equivalent basis 1,211 persons in Mississippi, 531 persons in Louisiana and 35 persons in Florida.

Selected Financial Data
(amounts in thousands, except per share data)
                                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                                    2006           2005            2006           2005
                                                                -------------  --------------  -------------  --------------
Per Common Share Data
Earnings per share:
    Basic                                                              $0.68           $0.56          $1.36           $1.03
    Diluted                                                            $0.66           $0.55          $1.32           $1.02
Cash dividends per share                                              $0.220          $0.165         $0.415          $0.330
Book value per share (period end)                                     $15.12          $14.87         $15.12          $14.87
Weighted average number of shares:
    Basic                                                             32,531          32,396         32,462          32,429
    Diluted (1)                                                       33,322          32,928         33,237          32,973
Period end number of shares                                           32,555          32,310         32,555          32,310
Market data:
    High closing price                                                $57.19          $34.87         $57.19          $34.87
    Low closing price                                                 $44.02          $28.25         $37.75          $28.25
    Period end closing price                                          $56.00          $34.40         $56.00          $34.40
    Trading volume                                                     8,737           3,527         12,528           6,814

(1) There were 53,359 and 89,894 anti-dilutive shares outstanding for the three and six months ended June 30, 2006, respectively.  There were no anti-dilutive shares outstanding for the three and six months ended
      June 30, 2005.

                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                                  2006            2005           2006           2005
                                                              --------------  -------------  -------------  -------------
Performance Ratios                                                           (dollar amounts in thousands)
Return on average assets                                              1.45%          1.52%          1.47%          1.42%
Return on average common equity                                      17.89%         15.28%         18.11%         14.31%
Earning asset yield (Tax Equivalent ("TE"))                           6.32%          6.08%          6.25%          5.99%
Total cost of funds                                                   2.05%          1.66%          1.96%          1.61%
Net interest margin (TE)                                              4.27%          4.42%          4.28%          4.39%
Common equity (period-end)  as a percent of
  total assets (period-end)                                           8.00%         10.03%          8.00%         10.03%
Leverage ratio (period end)                                           7.59%          8.83%          7.59%          8.83%
FTE Headcount                                                         1,777          1,813          1,777          1,813

Asset Quality Information
Non-accrual loans                                                    $7,237         $8,052         $7,237         $8,052
Foreclosed assets                                                    $1,606         $2,567         $1,606         $2,567
Total non-performing assets                                          $8,843        $10,619         $8,843        $10,619
Non-performing assets as a percent of loans and
 foreclosed assets                                                    0.29%          0.35%          0.29%          0.35%
Accruing loans 90 days past due                                      $6,681         $3,914         $6,681         $3,914
Accruing loans 90 days past due as a percent of loans                 0.22%          0.14%          0.22%          0.14%
Non-performing assets + accruing loans 90 days past due
  to loans and foreclosed assets                                      0.51%          0.51%          0.51%          0.51%
Net charge-offs                                                      $3,001         $1,691         $2,893         $3,951
Net charge-offs as a percent of average loans                         0.40%          0.24%          0.20%          0.28%
Allowance for loan losses                                           $70,960        $41,382        $70,960        $41,382
Allowance for loan losses as a percent of period end loans            2.33%          1.45%          2.33%          1.45%
Allowance for loan losses to NPAs + accruing loans
 90 days past due                                                   457.10%        284.75%        457.10%        284.75%
Provision for loan losses                                                 -         $1,891          -$705         $4,651
Provision for loan losses to net charge-offs                              -        111.83%        -24.39%        117.72%

Average Balance Sheet
Total loans                                                      $2,994,191     $2,835,506     $2,982,391     $2,806,031
Securities                                                        2,273,012      1,449,554      2,213,317      1,400,303
Short-term investments                                              338,443         47,260        337,221         89,685
                                                              --------------  -------------  -------------  -------------
Earning assets                                                    5,605,646      4,332,320      5,532,930      4,296,020
Allowance for loan losses                                           (73,706)       (41,185)       (74,066)       (40,938)
Other assets                                                        570,497        490,668        584,444        501,357
                                                              --------------  -------------  -------------  -------------
Total assets                                                     $6,102,438     $4,781,803     $6,043,308     $4,756,440
                                                              ==============  =============  =============  =============

Non-interest bearing deposits                                    $1,177,756       $730,570     $1,189,407       $715,938
Interest bearing transaction deposits                             1,696,598      1,319,606      1,705,506      1,325,845
Interest bearing public fund deposits                               837,751        683,665        775,418        697,649
Time deposits                                                     1,504,343      1,116,973      1,455,925      1,103,246
                                                              --------------  -------------  -------------  -------------
Total interest bearing deposits                                   4,038,692      3,120,245      3,936,850      3,126,740
                                                              --------------  -------------  -------------  -------------
Total deposits                                                    5,216,448      3,850,815      5,126,257      3,842,679
Other borrowed funds                                                210,388        304,637        248,849        288,147
Other liabilities                                                   182,453        151,217        178,244        152,999
Common stockholders' equity                                         493,149        475,134        489,958        472,615
                                                              --------------  -------------  -------------  -------------
Total liabilities & common stockholders' equity                  $6,102,438     $4,781,803     $6,043,308     $4,756,440
                                                              ==============  =============  =============  =============

                                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                                    2006           2005            2006           2005
                                                                -------------  --------------  -------------  --------------
Period end Balance Sheet                                                       (dollar amounts in thousands)
Commercial/real estate loans                                      $1,727,236      $1,539,576     $1,727,236      $1,539,576
Mortgage loans                                                       423,001         424,725        423,001         424,725
Direct consumer loans                                                470,433         504,119        470,433         504,119
Indirect consumer loans                                              348,342         329,535        348,342         329,535
Finance company loans                                                 75,053          63,450         75,053          63,450
                                                                -------------  --------------  -------------  --------------
Total loans                                                        3,044,065       2,861,405      3,044,065       2,861,405
Securities                                                         2,133,792       1,387,477      2,133,792       1,387,477
Short-term investments                                               414,062          84,453        414,062          84,453
                                                                -------------  --------------  -------------  --------------
Earning assets                                                     5,591,919       4,333,334      5,591,919       4,333,334
Allowance for loan losses                                            (70,960)        (41,382)       (70,960)        (41,382)
Other assets                                                         634,233         497,113        634,233         497,113
                                                                -------------  --------------  -------------  --------------
Total assets                                                      $6,155,192      $4,789,065     $6,155,192      $4,789,065
                                                                =============  ==============  =============  ==============

Non-interest bearing deposits                                     $1,206,235        $728,001     $1,206,235        $728,001
Interest bearing transaction deposits                              1,640,552       1,303,152      1,640,552       1,303,152
Interest bearing public funds deposits                               853,566         702,099        853,566         702,099
Time deposits                                                      1,546,973       1,119,761      1,546,973       1,119,761
                                                                -------------  --------------  -------------  --------------
Total interest bearing deposits                                    4,041,092       3,125,012      4,041,092       3,125,012
                                                                -------------  --------------  -------------  --------------
Total deposits                                                     5,247,327       3,853,013      5,247,327       3,853,013
Other borrowed funds                                                 227,793         301,004        227,793         301,004
Other liabilities                                                    187,812         154,608        187,812         154,608
Common stockholders' equity                                          492,260         480,440        492,260         480,440
                                                                -------------  --------------  -------------  --------------
Total liabilities & common stockholders' equity                   $6,155,192      $4,789,065     $6,155,192      $4,789,065
                                                                =============  ==============  =============  ==============

Net Charge-Off Information
Net charge-offs (recoveries):
Commercial/real estate loans                                            $620            $202        ($1,149)           $972
Mortgage loans                                                            28              (5)           209              63
Direct consumer loans                                                  1,681             491          2,260             992
Indirect consumer loans                                                  391             538          1,044           1,078
Finance company loans                                                    281             465            529             846
                                                                -------------  --------------  -------------  --------------
Total net charge-offs                                                 $3,001          $1,691         $2,893          $3,951
                                                                =============  ==============  =============  ==============

Net charge-offs to average loans:
Commercial/real estate loans                                           0.15%           0.05%         -0.14%           0.13%
Mortgage loans                                                         0.03%           0.00%          0.10%           0.03%
Direct consumer loans                                                  1.45%           0.39%          0.98%           0.39%
Indirect consumer loans                                                0.45%           0.67%          0.60%           0.68%
Finance company loans                                                  1.58%           3.00%          1.57%           2.78%
Total net charge-offs to average net loans                             0.40%           0.24%          0.20%           0.28%

                                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                                    2006           2005            2006           2005
                                                                -------------  --------------  -------------  --------------
Average Balance Sheet Composition                                              (dollar amounts in thousands)
Percentage of earning assets/funding sources:
Loans                                                                 53.41%          65.45%         53.90%          65.32%
Securities                                                            40.55%          33.46%         40.00%          32.60%
Short-term investments                                                 6.04%           1.09%          6.09%           2.09%
                                                                -------------  --------------  -------------  --------------
Earning assets                                                       100.00%         100.00%        100.00%         100.00%
                                                                =============  ==============  =============  ==============

Non-interest bearing deposits                                         21.01%          16.86%         21.50%          16.67%
Interest bearing transaction deposits                                 30.27%          30.46%         30.82%          30.86%
Interest bearing public funds deposits                                14.94%          15.78%         14.01%          16.24%
Time deposits                                                         26.84%          25.78%         26.31%          25.68%
                                                                -------------  --------------  -------------  --------------
Total deposits                                                        93.06%          88.89%         92.64%          89.45%
Other borrowed funds                                                   3.75%           7.03%          4.50%           6.71%
Other net interest-free funding sources                                3.19%           4.08%          2.85%           3.85%
                                                                -------------  --------------  -------------  --------------
Total funding sources                                                100.00%         100.00%        100.00%         100.00%
                                                                =============  ==============  =============  ==============

Loan mix:
Commercial/real estate loans                                          56.77%          53.72%         56.58%          53.72%
Mortgage loans                                                        13.71%          14.72%         13.76%          14.69%
Direct consumer loans                                                 15.50%          17.97%         15.65%          18.06%
Indirect consumer loans                                               11.64%          11.39%         11.73%          11.35%
Finance company loans                                                  2.39%           2.19%          2.28%           2.19%
                                                                -------------  --------------  -------------  --------------
Total loans                                                          100.00%         100.00%        100.00%         100.00%
                                                                =============  ==============  =============  ==============

Average dollars
Loans                                                             $2,994,191      $2,835,506     $2,982,391      $2,806,031
Securities                                                         2,273,012       1,449,554      2,213,317       1,400,303
Short-term investments                                               338,443          47,260        337,221          89,685
                                                                -------------  --------------  -------------  --------------
Earning assets                                                    $5,605,646      $4,332,320     $5,532,930      $4,296,020
                                                                =============  ==============  =============  ==============

Non-interest bearing deposits                                     $1,177,756        $730,570     $1,189,407        $715,938
Interest bearing transaction deposits                              1,696,598       1,319,606      1,705,506       1,325,845
Interest bearing public funds deposits                               837,751         683,665        775,418         697,649
Time deposits                                                      1,504,343       1,116,973      1,455,925       1,103,246
                                                                -------------  --------------  -------------  --------------
Total deposits                                                     5,216,448       3,850,815      5,126,257       3,842,679
Other borrowed funds                                                 210,388         304,637        248,849         288,147
Other net interest-free funding sources                              178,810         176,868        157,824         165,194
                                                                -------------  --------------  -------------  --------------
Total funding sources                                              5,605,646      $4,332,320      5,532,930      $4,296,020
                                                                =============  ==============  =============  ==============

Loans:
Commercial/real estate loans                                      $1,699,768      $1,523,348     $1,687,306      $1,507,267
Mortgage loans                                                       410,522         417,307        410,274         412,310
Direct consumer loans                                                463,977         509,628        466,888         506,681
Indirect consumer loans                                              348,463         323,100        349,926         318,347
Finance company loans                                                 71,461          62,124         67,997          61,426
                                                                -------------  --------------  -------------  --------------
Total average loans                                               $2,994,191      $2,835,506     $2,982,391      $2,806,031
                                                                =============  ==============  =============  ==============

Liquidity Management and Contractual Obligations

Liquidity Management

We manage liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and maturities of securities available for sale.

The following liquidity ratios at June 30, 2006, March 31, 2006 and December 31, 2005 compare certain assets and liabilities to total deposits or total assets:

                                                                June 30,           March 31,         December 31,
                                                                  2006               2006                2005
                                                             ---------------     --------------     ---------------

Total securities to total deposits                               40.66%             42.84%              39.27%

Total loans (net of unearned
     income) to total deposits                                   58.01%             55.86%              59.91%

Interest-earning assets
     to total assets                                             90.85%             90.58%              90.06%

Interest-bearing deposits
     to total deposits                                           77.01%             76.96%              73.45%
Capital Resources

We continue to maintain an adequate capital position. The ratios as of June 30, 2006, March 31, 2006 and December 31, 2005 are as follows:

                                                                        June 30,          March 31,          December 31,
                                                                          2006               2006                2005
                                                                    -----------------  -----------------   -----------------

Common equity (period-end) as a percent of
  total assets (period-end)                                               8.00%              8.13%               8.72%

Regulatory ratios:

     Total capital to risk-weighted assets (1)                           11.95%             12.88%              12.73%

     Tier 1 capital to risk-weighted
     assets (2)                                                          10.72%             11.60%              11.47%

     Leverage capital to average total assets (3)                         7.59%              7.45%               7.85%

(1)     Total capital consists of equity capital less intangible assets plus a limited amount of allowance for loan losses.  Risk-weighted assets represent the assigned risk portion of all on and off-balance-sheet assets.  Based on Federal Reserve Board guidelines, assets are assigned a risk factor percentage from 0% to 100%.  A minimum ratio of total capital to risk-weighted assets of 8% is required.

(2)     Tier 1 capital consists of equity capital less intangible assets.  A minimum ratio of tier 1 capital to risk-weighted assets of 4% is required.

(3)     Leverage capital consists of equity capital less goodwill and core deposit intangibles.  Regulations require a minimum 3% leverage capital ratio for an entity to be considered adequately capitalized.

Contractual Obligations

Payments due from us under specified long-term and certain other binding contractual obligations were scheduled in our annual report on Form 10-K for the year ended December 31, 2005. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.

Results of Operations

Net Income

Net income for the second quarter of 2006 totaled $22.0 million, compared to $18.1 million reported for the second quarter of 2005, an increase of $3.9 million, or 22%. Compared to the first quarter of 2006, second quarter net income was down $13,000, or .1%, with diluted earnings per share down $0.01.

Net income for the first six months of 2006 was $44.0 million, an increase of $10.5 million, or 31% compared to the first six months of 2005. Diluted earnings per share for the first six months of 2006 were $1.32, an increase of $.30, or 30%, from the first six months of 2005.

The following is selected information for quarterly and year-to-date comparison:

                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                               2006            2005              2006             2005
                                                          ---------------  --------------    --------------  ---------------

Results of Operations:

     Return on average assets                                     1.45%          1.52%            1.47%           1.42%

     Return on average equity                                    17.89%         15.28%           18.11%          14.31%

Net Interest Income:

     Yield on average interest-earning assets (TE)                6.32%          6.08%            6.25%           5.99%

     Cost of average interest-bearing funds                       2.70%          2.10%            2.60%           2.02%

                                                          ---------------  --------------    --------------  ---------------

     Net interest spread (TE)                                     3.62%          3.98%            3.65%           3.97%
                                                          ===============  ==============    ==============  ===============

     Net interest margin (TE)
         (net interest income on a tax-equivalent basis
         divided by average interest-earning assets)              4.27%          4.42%            4.28%           4.39%
                                                          ===============  ==============    ==============  ===============
Net Interest Income

Net interest income (te) for the second quarter of 2006 increased $11.93 million, or 25%, from the second quarter of 2005, and was up $1.45 million, or 2%, from the first quarter of 2006. Our net interest margin (te) was 4.27% in the second quarter of 2006, 15 basis points narrower than the same quarter a year ago and 3 basis points narrower than the previous quarter.

Compared to the same quarter a year ago, the primary driver of the $11.93 million increase in net interest income (te) was a $1.27 billion, or 29%, increase in average earning assets mainly from average deposit growth of $1.37 billion, or 35%, much of which was related to deposit inflows in the aftermath of Hurricane Katrina. The $1.27 billion increase in average earning assets was deployed into the securities portfolio (average increase of $823 million, or 57%), short-term investments (average increase of $291 million), and into loans (average increase of $159 million, or 6%). Loans now comprise 53% of our average earning asset base, as compared to 65% for the same quarter a year ago. The net interest margin (te) narrowed 15 basis points as the increase in the average earning asset yield (24 basis points) did not offset the increase in total funding costs (39 basis points).

The level of net interest income (te) in the second quarter of 2006 increased $1.45 million, or 2%, from the prior quarter. Average earning assets increased $146 million, or 3%, over the previous quarter. Fueled by storm-related deposit inflows, average deposits increased $181 million, or 4%, compared to the prior quarter. Of the $146 million increase in average earning assets, $2 million was deployed into short-term investments (mostly federal funds sold), $24 million into loans, and the remaining $120 million, into the securities portfolio. Average loans were up $24 million from the prior quarter. The net interest margin (te) narrowed 3 basis points from the prior quarter as the yield on average earning assets increased 14 basis points, while total funding costs were up 17 basis points. The total cost of funds was up 17 basis points mostly due to increase in cost of public fund deposits (indexed to short-term market rates) and higher rates on interest-bearing deposits (up 23 basis points).

The following tables detail the components of our net interest spread and net interest margin.

                                                        Three Months Ended June 30,      Three Months Ended June 30,
                                                    ----------------------------------  ------------------------------------
                                                                   2006                                 2005
                                                    ----------------------------------  ------------------------------------
(dollars in thousands)                              Interest      Volume       Rate     Interest       Volume       Rate
                                                    ----------------------------------  ------------------------------------

Average Earning Assets
Commercial & real estate loans (TE)                   $30,613     $1,699,768     7.22%     $23,775     $1,523,348     6.26%
Mortgage loans                                          5,980        410,522     5.83%       5,886        417,307     5.64%
Consumer loans                                         18,356        883,901     8.33%      17,018        894,852     7.63%
Loan fees & late charges                                2,476              -     0.00%       2,348              -     0.00%
                                                    ----------------------------------  ------------------------------------
  Total loans (TE)                                    $57,425     $2,994,191     7.69%      49,028      2,835,506     6.93%

US treasury securities                                    454         42,028     4.33%          61         11,076     2.20%
US agency securities                                   15,954      1,346,963     4.74%       4,977        484,119     4.11%
CMOs                                                    1,626        164,825     3.95%       2,608        262,799     3.97%
Mortgage backed securities                              5,643        484,002     4.66%       5,170        468,239     4.42%
Municipals (TE)                                         2,673        158,553     6.74%       2,841        162,467     6.99%
Other securities                                          944         76,641     4.93%         785         60,853     5.16%
                                                    ----------------------------------  ------------------------------------
  Total securities (TE)                                27,294      2,273,012     4.80%      16,441      1,449,554     4.54%

  Total short-term investments                          3,656        338,443     4.33%         299         47,260     2.53%

  Average earning assets yield (TE)                   $88,375     $5,605,646     6.32%     $65,767     $4,332,320     6.08%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                  $3,780     $1,696,598     0.89%      $2,129     $1,319,606     0.65%
Time deposits                                          14,451      1,504,343     3.85%       9,570      1,116,973     3.44%
Public Funds                                            8,658        837,751     4.15%       4,408        683,665     2.59%
                                                    ----------------------------------  ------------------------------------
   Total interest bearing deposits                    $26,889     $4,038,692     2.67%      16,106      3,120,245     2.07%

Customer repos                                          1,573        200,973     3.14%       1,095        231,456     1.90%
Other borrowings                                          174          9,415     7.43%         759         73,181     4.16%
                                                    ----------------------------------  ------------------------------------
  Total borrowings                                      1,747        210,388     3.33%       1,854        304,637     2.44%

  Total interest bearing liability cost               $28,636     $4,249,079     2.70%     $17,961     $3,424,882     2.10%

Noninterest-bearing deposits                                       1,177,756                              730,570
Other net interest-free funding sources                              178,810                              176,868

Total Cost of Funds                                   $28,636     $5,605,646     2.05%     $17,961     $4,332,320     1.66%

Net Interest Spread (TE)                              $59,740                    3.62%     $47,807                    3.98%

Net Interest Margin (TE)                              $59,740     $5,605,646     4.27%     $47,807     $4,332,320     4.42%

                                                        Six Months Ended June 30,          Six Months Ended June 30,
                                                    ----------------------------------  ------------------------------------
                                                                   2006                                2005
                                                    ----------------------------------  ------------------------------------
(dollars in thousands)                              Interest      Volume       Rate     Interest       Volume       Rate
                                                    ----------------------------------  ------------------------------------

Average Earning Assets
Commercial & real estate loans (TE)                   $59,250     $1,687,306     7.08%     $46,078     $1,507,267     6.16%
Mortgage loans                                         11,877        410,274     5.79%      11,583        412,310     5.62%
Consumer loans                                         35,829        884,811     8.17%      33,427        886,454     7.60%
Loan fees & late charges                                4,796              -     0.00%       4,327              -     0.00%
                                                    ----------------------------------  ------------------------------------
  Total loans (TE)                                   $111,752     $2,982,391     7.55%      95,415      2,806,031     6.85%

US treasury securities                                  1,081         51,007     4.27%         121         11,067     2.20%
US agency securities                                   29,740      1,271,059     4.68%       9,262        457,412     4.05%
CMOs                                                    3,435        174,497     3.94%       5,294        264,906     4.00%
Mortgage backed securities                             11,162        480,913     4.64%       9,717        440,560     4.41%
Municipals (TE)                                         5,396        160,851     6.71%       5,712        163,002     7.01%
Other securities                                        1,817         74,990     4.84%       1,456         63,356     4.60%
                                                    ----------------------------------  ------------------------------------
  Total securities (TE)                                52,631      2,213,317     4.76%      31,563      1,400,303     4.51%

  Total short-term investments                          7,556        337,221     4.52%       1,091         89,685     2.45%

  Average earning assets yield (TE)                  $171,939     $5,532,930     6.25%    $128,069     $4,296,020     5.99%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                  $7,046     $1,705,506     0.83%      $4,050     $1,325,845     0.62%
Time deposits                                          27,456      1,455,925     3.80%      18,929      1,103,246     3.46%
Public Funds                                           15,407        775,418     4.01%       8,160        697,649     2.36%
                                                    ----------------------------------  ------------------------------------
   Total interest bearing deposits                    $49,909     $3,936,849     2.56%      31,139      3,126,740     2.01%

Customer repos                                          3,214        215,766     3.00%       1,759        223,213     1.59%
Other borrowings                                          786         33,083     4.79%       1,352         64,934     4.20%
                                                    ----------------------------------  ------------------------------------
  Total borrowings                                      4,000        248,849     3.24%       3,111        288,147     2.18%

  Total interest bearing liability cost               $53,908     $4,185,699     2.60%     $34,249     $3,414,887     2.02%

Noninterest-bearing deposits                                       1,189,407                              715,938
Other net interest-free funding sources                              157,824                              165,194

Total Cost of Funds                                   $53,908     $5,532,930     1.96%     $34,249     $4,296,020     1.61%

Net Interest Spread (TE)                             $118,030                    3.65%     $93,820                    3.97%

Net Interest Margin (TE)                             $118,030     $5,532,930     4.28%     $93,820     $4,296,020     4.39%
Provision for Loan Losses

The amount of the allowance for loan losses equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. Provisions are made to the allowance to reflect the currently perceived risks of loss associated with our loan portfolio. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely.

We did not record a provision for loan losses in the second quarter of 2006 as management determined that the allowance level at June 30, 2006 was adequate and no addition to the allowance was necessary this quarter; this was done after considering current levels of charge-offs, delinquency levels, and loan growth levels, as well as the pace of recovery for the region.

Annualized net charge-offs as a percent of average loans for the second quarter of 2006 were 0.40 percent, compared to 0.24 percent for the second quarter of 2005, and were a negative (recovery) .01 percent in the first quarter of 2006. The second quarter’s net charge-offs of $3.00 million included $1.13 million of charge-offs that were classified as related to Hurricane Katrina. Excluding the storm-related items, net charge-offs for the second quarter of 2006 would have been $1.87 million, or 0.25 percent of average loans. During the first quarter of 2006, we recovered a large commercial credit totaling $1.75 million. In addition, net charge-offs of $597,000, or 0.08 percent, were related to Hurricane Katrina. Excluding the first quarter storm-related net charge-offs of $597,000 and the large commercial recovery of $1.75 million, net charge-offs for the first quarter were $1.05 million, or 0.14 percent of average loans.

The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances. (Dollar amounts shown are in thousands.)

                                                                                  At and for the
                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                           2006              2005              2006              2005
                                                       --------------    --------------    --------------    --------------
Annualized net charge-offs to average loans                    0.40%             0.24%             0.20%             0.28%

Annualized provision (recovery) for loan losses
     to average loans                                          0.00%             0.27%            -0.05%             0.33%

Average allowance for loan losses to average loans             2.46%             1.45%             2.48%             1.46%

Gross charge-offs                                            $ 4,742           $ 3,539           $ 8,664           $ 7,565

Gross recoveries                                             $ 1,741           $ 1,848           $ 5,771           $ 3,614

Non-accrual loans                                            $ 7,237           $ 8,052           $ 7,237           $ 8,052

Accruing loans 90 days or more past due                      $ 6,681           $ 3,914           $ 6,681           $ 3,914

Accruing loans 90 days or more past due increased $2.8 million from June 30, 2005. This increase was related to the impact of Hurricane Katrina on the ability of certain borrowers to meet their regular payments. However, since December 31, 2005, accruing loans 90 days or more past due, net of deferrals, have decreased $10.7 million to $6.7 million at June 30, 2006.

Management is continuously reviewing the adequacy of the special storm-related allowance due to Hurricane Katrina and views the current level to be adequate based on available information at this time.

Non-Interest Income

Excluding the impact of securities transactions, non-interest income for the second quarter of 2006 was up $1.25 million, or 5 percent, compared to the same quarter a year ago. The primary factors impacting the higher levels of non-interest income as compared to the same quarter a year ago, were higher levels of insurance fees (up $1.10 million) mostly related to higher revenues associated with the July, 1, 2005 acquisition of J. Everett Eaves, Inc. In addition, debit card and merchant fees were up $789,000 and trust fees were up $550,000, when compared to the same quarter a year ago. However, service charges were down $1.24 million principally due to the impact of higher customer deposit balances related to the storm-related deposit inflows of the past year.

The components of non-interest income for the three and six months ended June 30, 2006 and 2005 are presented in the following table (amounts in thousands):

                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                    ---------------------------------   ---------------------------------
(amounts in thousands)                                   2006              2005              2006              2005
                                                    ---------------   ---------------   ---------------   ---------------
Service charges on deposit accounts                        $ 9,223          $ 10,459          $ 17,107          $ 19,949
Trust fees                                                   3,409             2,859             6,487             5,399
Credit card merchant discount fees                           1,863             1,074             3,571             2,105
Income from insurance operations                             4,596             3,499             9,755             7,380
Investment & annuity fees                                    1,591             1,547             2,855             2,735
ATM fees                                                     1,273             1,154             2,567             2,526
Secondary mortgage market operations                           749               676             1,566             1,174
Other income                                                 3,238             3,427             6,924             5,853
                                                    ---------------   ---------------   ---------------   ---------------
   Total other non-interest income                          25,942            24,695            50,832            47,121
Securities transactions gains (losses), net                      -               (15)              118                (8)
                                                    ---------------   ---------------   ---------------   ---------------
   Total non-interest income                              $ 25,942          $ 24,680          $ 50,950          $ 47,113
                                                    ===============   ===============   ===============   ===============
Non-Interest Expense

Operating expenses for the second quarter of 2006 were $8.67 million, or 20 percent, higher compared to the same quarter a year ago. The increase from the same quarter a year ago was reflected in higher levels of personnel expense (up $3.48 million), occupancy expense (up $898,000), professional services expense (up $1.10 million) and all other expenses (up $3.19 million).

Our overall increase in operating expenses for the second quarter of 2006, while not containing any significant direct expenses related to the impact of Hurricane Katrina, did include a modest level of expenses indirectly related to the storm. This would include on-going expenditures related to occupancy (due to large numbers of employees remaining displaced from their regular pre-storm workplaces) equipment replacement, repair and maintenance expenses, and other costs.

The following table presents the components of non-interest expense for the three and six months ended June 30, 2006 and 2005.

                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                 ---------------------------------   ---------------------------------
(amounts in thousands)                                2006              2005              2006              2005
                                                 ---------------   ---------------   ---------------   ---------------
Employee compensation                                  $ 21,553          $ 18,160          $ 42,639          $ 36,054
Employee benefits                                         4,847             4,765             9,963             9,250
                                                 ---------------   ---------------   ---------------   ---------------
     Total personnel expense                             26,400            22,925            52,602            45,304
                                                 ---------------   ---------------   ---------------   ---------------
Equipment and data processing expense                     5,395             4,397             9,983             8,692
Net occupancy expense                                     3,474             2,576             7,134             5,071
Postage and communications                                2,569             1,961             4,945             3,667
Ad valorem and franchise taxes                            1,163               751             2,161             1,504
Legal and professional services                           3,710             2,612             5,923             5,904
Stationery and supplies                                     537               481             1,085               950
Amortization of intangible assets                           507               578             1,181             1,162
Advertising                                               1,748             1,747             3,107             2,847
Deposit insurance and regulatory fees                       237               244               293               494
Training expenses                                           147               109               312               266
Other expense                                             5,285             4,124            11,612             8,287
                                                 ---------------   ---------------   ---------------   ---------------
   Total non-interest expense                          $ 51,172          $ 42,505         $ 100,338          $ 84,148
                                                 ===============   ===============   ===============   ===============

Income Taxes

Our effective federal income tax rate continues to be less than the statutory rate of 35% due primarily to tax-exempt interest income. For the six months ended June 30, 2006 and 2005, the effective federal income tax rate was approximately 33% and 31%, respectively. The total amount of tax-exempt income earned during the first six months of 2006 was $6.9 million compared to $6.2 million for the comparable period in 2005. Tax-exempt income for six months ended June 30, 2006 consisted of $3.4 million from securities and $3.5 million from loans and leases. Tax-exempt income for the first six months of 2005 consisted of $3.6 million from securities and $2.6 million from loans and leases.

Other Comprehensive Loss

Other comprehensive loss increased $21.6 million from $22.1 million at December 31, 2005 to $43.7 million at June 30, 2006 due to the change in fair value of securities available for sale. For the six months ended June 30, 2006, we purchased an additional $208.7 million in available for sale securities, most of which are short-term in nature, in order to invest the deposits we received from our customers. Substantially all the unrealized losses at June 30, 2006 resulted from increases in market interest rates during this time period and since the time the underlying securities were purchased. Management identified no value impairment related to credit quality in the portfolio, and no value impairment was evaluated as other than temporary.

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

At June 30, 2006, we had $738.1 million in unused loan commitments outstanding, of which approximately $449.4 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At June 30, 2006, we had $56.3 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at June 30, 2006 according to expiration date.

                                                                                Expiration Date
(dollar amounts in thousands)                                      Less than          1-3            3-5          More than
                                                    Total           1 year           years          years          5 years
                                                ---------------  --------------   ------------   ------------   --------------
Commitments to extend credit                         $ 738,125       $ 411,986       $ 58,678       $ 37,576        $ 229,885
Letters of credit                                       56,292          32,636         14,713          8,943                -
                                                ---------------  --------------   ------------   ------------   --------------
     Total                                           $ 794,417       $ 444,622       $ 73,391       $ 46,519        $ 229,885
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

In December 2004, the FASB published SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. It will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of stock-based payment arrangements for public companies. We adopted SFAS No.123(R) and considered the guidance in SAB 107 effective January 1, 2006 under the modified prospective method. The after-tax effect on earnings for the three and six months ended June 30, 2006 is an increase in compensation expense of $727,000 and $1,567,100, respectively, or a reduction in diluted earnings per share of $0.02 and $0.05, respectively.

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

In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of this interpretation is January 1, 2007, the first fiscal year beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact on our results of operations and financial position.

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

Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of quarter close, the effective duration of the securities portfolio was 2.50. A rate increase of 100 basis points would move the effective duration to 2.28, while a 200 basis point rise would result in an effective duration of 2.34. A reduction in rates of 100 basis points would result in an effective duration of 1.52.

In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase our interest rate risk position somewhat in order to increase our net interest margin. Our results of operations and net portfolio values are well positioned for a rising interest rate environment. The cumulative gap at 12 months is -2% primarily driven by the high level of interest bearing and non-interest bearing transaction balances since August 2005. Exposure to interest rate risk is presented in the following table.

                           Net Interest Income (te) at Risk
                     -----------------------------------------------
                          Change in                Estimated
                        interest rate         increase (decrease)
                        (basis point)         in net interest income
                     --------------------     ----------------------

                            -200                    -10.62%
                            -100                    -4.37%
                           Stable                    0.00%
                            +100                     1.68%
                            +200                     3.07%
                            +300                     4.28%

                                                          Analysis of Interest Sensitivity at June 30, 2006

                                                      Within      6 months     1 to 3       > 3      Non-Sensitive
                                         Overnight   6 months    to 1 year     years       years      Balance       Total
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
                                                                      (amounts in thousands)
Assets
    Securities                           $       -  $  487,893    $ 327,292  $  668,424  $  638,751   $  11,432   $2,133,792
    Federal funds sold & Short-term
      investments                          413,790           -          273           -           -           -      414,063
    Loans                                   48,800   1,436,643      221,450     659,956     606,255           -    2,973,104
    Other assets                                 -           -            -           -           -     634,233      634,233
                                         ---------- ----------  -----------  ----------- ----------- -----------  -----------
         Total Assets                    $ 462,590  $1,924,536    $ 549,015  $1,328,380  $1,245,006   $ 645,665   $6,155,192
                                         ========== ==========  ===========  =========== =========== ===========  ===========
Liabilities
    Interest bearing transaction
      deposits                           $       -  $  771,471    $ 358,874  $1,031,375  $  176,472   $       -   $2,338,192
    Time deposits                                -     627,635      546,737     419,301     109,227           -    1,702,900
    Non-interest bearing deposits                -     386,186      144,308     483,231     192,510           -    1,206,235
    Federal funds purchased                  4,350           -            -           -           -           -        4,350
    Borrowings                             218,818           6            -           -           -           -      218,824
    Other liabilities                            -           -            -           -           -     192,431      192,431
    Shareholders' Equity                         -           -            -           -           -     492,260      492,260
                                         ---------- ----------   ----------- ----------- ----------- -----------  -----------
         Total Liabilities & Equity      $ 223,168  $1,785,298   $1,049,919  $1,933,907  $  478,209   $ 684,691   $6,155,192
                                         ========== ==========   =========== =========== =========== ===========  ===========
Interest sensitivity gap                 $ 239,422   $ 139,238   $ (500,904) $ (605,527) $  766,797   $ (39,026)
Cumulative interest rate sensitivity gap $ 239,422   $ 378,660    $(122,245) $ (727,772) $   39,025   $       -
Cumulative interest rate
    sensitivity gap as a percentage of
    total earning assets                     4.0%       7.0%        (2.0)%     (13.0)%      1.0%

                                                       Analysis of Interest Sensitivity at December 31, 2005

                                                      Within      6 months     1 to 3       > 3      Non-Sensitive
                                         Overnight   6 months    to 1 year     years       years      Balance       Total
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
                                                                       (amounts in thousands)
Assets
    Securities                           $       -  $   321,224    $ 396,374   $ 544,557   $ 685,504   $  11,602   $1,959,261
    Federal funds sold & Short-term
      investments                          402,968           -         7,258           -           -           -      410,226
    Loans                                   43,145    1,413,210      240,200     634,416     583,657           -    2,914,628
    Other assets                                 -           -             -           -           -     666,072      666,072
                                         ----------  ----------  ----------- ----------- ----------- -----------  -----------
         Total Assets                    $ 446,113   $1,734,434    $ 643,832  $1,178,973  $1,269,161   $ 677,674   $5,950,187
                                         ==========  ==========  =========== =========== =========== ===========  ===========
Liabilities
    Interest bearing transaction
      deposits                           $       -   $  776,515    $ 309,737  $  923,166   $ 155,417   $       -   $2,164,835
    Time deposits                                -      410,815      495,558     452,356     141,318           -    1,500,047
    Non-interest bearing deposits                -      425,444      159,876     533,352     206,266           -    1,324,938
    Federal funds purchased                  1,475            -            -           -           -           -        1,475
    Borrowings                             250,807            9            3          21      50,233           -      301,073
    Other liabilities                            -            -            -           -           -     180,404      180,404
    Shareholders' Equity                         -            -            -           -           -     477,415      477,415
                                         ----------  ----------  -----------  ----------- ----------- ----------- -----------
         Total Liabilities & Equity      $ 252,282   $1,612,783    $ 965,174  $1,908,895   $ 553,234   $ 657,819   $5,950,187
                                         ==========  ==========  ===========  =========== =========== =========== ===========
Interest sensitivity gap                 $ 193,831   $  121,651    $(321,342) $ (729,922)  $ 715,927   $  19,855
Cumulative interest rate sensitivity gap $ 193,831   $  315,482    $  (5,860) $ (735,782)  $ (19,855)  $       -
Cumulative interest rate
    sensitivity gap as a percentage of
    total earning assets                     4.0%        6.0%        (0.1)%     (14.0)%      (0.4)%

We also control interest rate risk by emphasizing the core relationship aspects of non-certificate depositor accounts and selected maturity targets for certificate of deposit accounts. As of June 30, 2006, regular savings and club accounts represented $371.3 million and money market accounts and now accounts totaled $1.3 billion. Excluding public fund accounts, this represents 51.4% of total interest bearing deposit accounts.

We have controlled the interest rate sensitivity of our depositor accounts through targeted changes in deposit rates that fit the overall rate sensitivity profile of the balance sheet. Excluding public funds, interest-bearing transaction yields have gone up by 12 basis points as compared to the first quarter of 2006. Consumer time deposits have gone up 10 basis points during the quarter. Average interest-bearing transaction deposit balances were down 1.04%, while time deposits increased by 6.92%. During the quarter, the Federal Reserve increased rates by 50 basis points. The loan-to-deposit ratio was 57.40% (down 1.6%), and the average earning asset yield (TE) improved 14 basis points. The impact of our growth is displayed in its static gap report as of June 30, 2006.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the six month period ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                        (a)                  (b)                   (c)                   (d)
                                                                             Total number of        Maximum number
                                                                            shares purchased          of shares
                                   Total number                            as a part of publicly   that may yet be
                                    of shares or         Average Price       announced plans        purchased under
                                  units purchased       Paid per Share       or programs (1)       Plans or Programs
                                 ------------------    -----------------   --------------------   -------------------

Apr. 1, 2006 - Apr. 30, 2006                     -  (2) $       -                      -                   573,401
May 1, 2006 - May 31, 2006                       -  (3)         -                      -                   573,401
Jun. 1, 2006 - Jun. 30, 2006                22,393  (4)      54.2400              22,393                   551,008
                                 ------------------    -----------------   --------------------
Total as of Jun. 30, 2006                   22,393      $    54.2400              22,393
                                 ==================    =================   ====================

(1)  The Company publicly announced its stock buy-back program on July 18, 2000.

(2)  0 shares were purchased on the open market during April in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

(3)  0 shares were purchased on the open market during May in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

(4)  0 shares were purchased on the open market during June in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.
     None

Item 6.  Exhibits.

(a)  Exhibits:

  Exhibit
  Number                                                           Description
------------  ----------------------------------------------------------------------------------------------------------------------
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

                                                                    Hancock Holding Company

                                                           By:      /s/ George A. Schloegel
                                                               -----------------------------------------------
                                                                    George A. Schloegel
                                                                    Vice-Chairman of the Board &
                                                                    Chief Executive Officer

                                                                    /s/ Carl J. Chaney
                                                               -----------------------------------------------
                                                                    Carl J. Chaney
                                                                    Executive Vice President &
                                                                    Chief Financial Officer

                                                           Date:    August 9, 2006

                                                     Index to Exhibits

  Exhibit
  Number                                                           Description
------------  ----------------------------------------------------------------------------------------------------------------------
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