Form 10-Q
period 2006-09-30
HANCOCK HOLDING CO
filed 2006-11-08
CIK 750577

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
   -------

For Quarter Ending        September 30, 2006
                    --------------------------------

Commission File Number      0-13089
                       -----------------------------

                                                HANCOCK HOLDING COMPANY
----------------------------------------------------------------------------------------------------------------------
                                       (Exact name of registrant as specified in its charter)

              MISSISSIPPI                                                                 64-0693170
----------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                                (I.R.S. Employer Identification Number)
incorporation or organization)

 ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI                                                   39502
----------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                  (Zip Code)

                                                               (228) 868-4000
----------------------------------------------------------------------------------------------------------------------
                                       (Registrant's telephone number, including area code)

                                                                 NOT APPLICABLE
----------------------------------------------------------------------------------------------------------------------
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

                                       YES      X         NO
                                            --------          --------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   X         Accelerated filer                  Non-accelerated filer
                        -----                         -----                                  -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                       YES                NO      X
                                            --------          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

32,624,599 common shares were outstanding as of October 31, 2006 for financial statement purposes.

                                                  HANCOCK HOLDING COMPANY

                                                           INDEX

PART I.  FINANCIAL INFORMATION                                                                            PAGE NUMBER

ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets (Unaudited)  --
         September 30, 2006 and December 31, 2005                                                            1

         Condensed Consolidated Statements of Income (Unaudited) --
         Three and Nine Months Ended September 30, 2006 and 2005                                             2

         Condensed Consolidated Statements of Common Stockholders' Equity
         (Unaudited) -- Nine Months Ended September 30, 2006 and 2005                                        3

         Condensed Consolidated Statements of Comprehensive Income (Loss)
         (Unaudited) -- Three and Nine Months Ended September 30, 2006 and 2005                              4

         Condensed Consolidated Statements of Cash Flows (Unaudited) --
         Nine Months Ended September 30, 2006 and 2005                                                       5

         Notes to Condensed Consolidated Financial Statements - (Unaudited)                               6-22

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                   23-37

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                                      37-38

ITEM 4.  Controls and Procedures                                                                            38

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors                                                                                      38

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                       39

ITEM 4.   Submission of Matters to a Vote of Security Holders                                               39

ITEM 6.   Exhibits                                                                                          39

SIGNATURES                                                                                                  40

                                          Hancock Holding Company and Subsidiaries
                                           Condensed Consolidated Balance Sheets
                                      (In thousands, except share and per share data)

                                                                             September 30,
                                                                                 2006                 December 31,
                                                                              (Unaudited)                 2005
                                                                         ----------------------   ----------------------
ASSETS:
     Cash and due from banks (non-interest bearing)                                  $ 201,243                $ 271,104
     Interest-bearing time deposits with other banks                                     8,379                    7,258
     Federal funds sold                                                                 66,524                  402,968
     Securities available for sale, at fair value
        (amortized cost of $2,327,487 and $1,980,745)                                2,303,396                1,959,261
     Loans                                                                           3,139,465                2,976,399
     Loans held for sale                                                                18,700                   24,219
        Less: allowance for loan losses                                                (48,352)                 (74,558)
              unearned income                                                          (17,003)                 (11,432)
                                                                         ----------------------   ----------------------
        Loans, net                                                                   3,092,810                2,914,628
     Property and equipment, net of accumulated
        depreciation of $63,803 and $58,005                                            123,709                   79,386
     Other real estate, net                                                                863                    1,833
     Accrued interest receivable                                                        39,467                   35,046
     Goodwill, net                                                                      59,708                   61,418
     Other intangible assets, net                                                       11,006                   10,781
     Life insurance contracts                                                          105,949                   83,080
     Reinsurance receivables                                                            40,621                   49,452
     Deferred tax asset, net                                                            31,048                   40,380
     Other assets                                                                       36,942                   33,592

                                                                         ----------------------   ----------------------
           TOTAL ASSETS                                                            $ 6,121,665              $ 5,950,187
                                                                         ======================   ======================

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposits:
        Non-interest bearing demand                                                $ 1,062,348              $ 1,324,938
        Interest-bearing savings, NOW, money market
           and time                                                                  3,938,216                3,664,882
                                                                         ----------------------   ----------------------
              Total deposits                                                         5,000,564                4,989,820
     Federal funds purchased                                                               250                    1,475
     Securities sold under agreements to repurchase                                    425,753                  250,807
     Long-term notes                                                                       264                   50,266
     Policy reserves and liabilities                                                    96,287                  105,368
     Other liabilities                                                                  56,446                   75,036
                                                                         ----------------------   ----------------------
           TOTAL LIABILITIES                                                         5,579,564                5,472,772

COMMON STOCKHOLDERS' EQUITY:
     Common Stock-$3.33 par value per share; 75,000,000
        shares authorized, 32,583,948 and 32,301,123 issued,
        respectively                                                                   108,505                  107,563
     Capital surplus                                                                   133,662                  129,222
     Retained earnings                                                                 323,651                  265,039
     Accumulated other comprehensive loss, net                                         (23,717)                 (22,066)
     Unearned compensation                                                                   -                   (2,343)
                                                                         ----------------------   ----------------------
           TOTAL COMMON STOCKHOLDERS' EQUITY                                           542,101                  477,415
                                                                         ----------------------   ----------------------
           TOTAL LIABILITIES AND
           COMMON STOCKHOLDERS' EQUITY                                             $ 6,121,665              $ 5,950,187
                                                                         ======================   ======================

     See notes to unaudited condensed consolidated financial statements.

                                          Hancock Holding Company and Subsidiaries
                                        Condensed Consolidated Statements of Income
                                                        (Unaudited)
                                           (In thousands, except per share data)

                                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                                    2006             2005               2006             2005
                                                                -------------    -------------      -------------    -------------
INTEREST INCOME:
  Loans, including fees                                             $ 60,034         $ 50,724          $ 169,633        $ 144,549
  Securities - taxable                                                26,422           12,758             73,909           38,832
  Securities - tax exempt                                              1,649            1,746              5,000            5,314
  Federal funds sold                                                   1,117              409              8,618            1,404
  Other investments                                                       11                7                 66              103
                                                                -------------    -------------      -------------    -------------
      Total interest income                                           89,233           65,644            257,226          190,202
                                                                -------------    -------------      -------------    -------------

INTEREST EXPENSE:
  Deposits                                                            28,936           17,279             78,845           48,417
  Federal funds purchased and securities sold
    under agreements to repurchase                                     3,115            1,619              6,368            3,532
  Long-term notes and other interest expense                             (63)             761                684            1,959
                                                                -------------    -------------      -------------    -------------
      Total interest expense                                          31,988           19,659             85,897           53,908
                                                                -------------    -------------      -------------    -------------

NET INTEREST INCOME                                                   57,245           45,985            171,329          136,294
Provision for (reversal of) loan losses, net                         (20,000)          36,905            (20,705)          41,556
NET INTEREST INCOME AFTER PROVISION FOR
                                                                -------------    -------------      -------------    -------------
(REVERSAL OF) LOAN LOSSES                                             77,245            9,080            192,034           94,738
                                                                -------------    -------------      -------------    -------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                  9,719            7,975             26,826           27,924
  Other service charges, commissions and fees                         11,881           10,874             37,118           31,019
  Securities gains (losses), net                                         110              (18)               228              (26)
  Net storm-related gain                                                   -           12,276                  -           12,276
  Other income                                                         4,027            2,751             12,515            9,778
                                                                -------------    -------------      -------------    -------------
      Total non-interest income                                       25,737           33,858             76,687           80,971
                                                                -------------    -------------      -------------    -------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                      27,059           24,275             79,661           69,579
  Net occupancy expense                                                2,882            2,617             10,015            7,688
  Equipment rentals, depreciation and maintenance                      2,647            2,319              8,131            7,042
  Amortization of intangibles                                            445              514              1,626            1,676
  Other expense                                                       17,304           13,045             51,241           40,932
                                                                -------------    -------------      -------------    -------------
      Total non-interest expense                                      50,337           42,770            150,674          126,917
                                                                -------------    -------------      -------------    -------------

NET INCOME BEFORE INCOME TAXES                                        52,645              168            118,047           48,792
Income tax expense (benefit)                                          16,614           (1,267)            38,006           13,824
                                                                -------------    -------------      -------------    -------------
NET INCOME                                                          $ 36,031          $ 1,435           $ 80,041         $ 34,968
                                                                =============    =============      =============    =============
BASIC EARNINGS PER SHARE                                              $ 1.11           $ 0.04             $ 2.46           $ 1.08
                                                                =============    =============      =============    =============
DILUTED EARNINGS PER SHARE                                            $ 1.08           $ 0.04             $ 2.41           $ 1.06
                                                                =============    =============      =============    =============
DIVIDENDS PAID PER SHARE                                             $ 0.240          $ 0.195            $ 0.655          $ 0.525
                                                                =============    =============      =============    =============
WEIGHTED AVG. SHARES OUTSTANDING-BASIC                                32,566           32,308             32,500           32,388
                                                                =============    =============      =============    =============
WEIGHTED AVG. SHARES OUTSTANDING-DILUTED                              33,333           32,940             33,274           32,959
                                                                =============    =============      =============    =============

See notes to unaudited condensed consolidated financial statements.

                                          Hancock Holding Company and Subsidiaries
                              Condensed Consolidated Statements of Common Stockholders' Equity
                                                        (Unaudited)
                                      (In thousands, except share and per share data)

                                                                                             Accumulated
                                                                                                Other
                                                         Common Stock Capital    Retained   Comprehensive       Unearned
                                              Shares       Amount      Surplus    Earnings     Loss, net      Compensation
                                          --------------- ---------- ----------- ---------- ---------------  ---------------
Balance, January 1, 2005                      32,439,702  $ 108,024   $ 134,905  $ 234,423       $ (11,121)        $ (1,649)
Net income                                             -          -           -     34,968               -                -
Cash dividends -
  $0.525 per common share                              -          -           -    (17,088)              -                -
Change in fair value of securities
  available for sale, net of taxes                     -          -           -          -          (6,895)               -
Restricted stock awards granted                        -          -       1,490          -               -           (1,490)
Restricted stock awards vested                    37,426        125           -          -               -                -
Restricted stock awards forfeited                  3,203         11          47          -               -              128
Amortization of compensation element of
  restricted stock                                     -          -           -          -               -              471
Repurchase/retirement of common stock           (262,850)      (875)     (7,395)         -               -                -
Shares issued for options exercised, net
  of tendered shares                              91,119        303         677          -               -                -
                                          --------------- ---------- ----------- ---------- ---------------  ---------------
Balance, September 30, 2005                   32,308,600  $ 107,588   $ 129,724  $ 252,303       $ (18,016)        $ (2,540)
                                          =============== ========== =========== ========== ===============  ===============

Balance, January 1, 2006                      32,301,123  $ 107,563   $ 129,222  $ 265,039       $ (22,066)        $ (2,343)
Net income                                             -          -           -     80,041               -                -
Cash dividends -
  $0.655 per common share                              -          -           -    (21,429)              -                -
Change in fair value of securities available
  for sale, net of taxes                               -          -           -          -          (1,651)               -
Reclass of unearned compensation due to
 adoption of SFAS No. 123R                             -          -      (2,343)         -               -            2,343
Amortization of compensation element of
  restricted stock                                     -          -       1,370          -               -                -
Repurchase/retirement of common stock            (88,570)      (295)     (3,841)         -               -                -
Shares issued for options exercised              371,395      1,237       7,647          -               -                -
Amortization of compensation element of
  stock options                                        -          -       1,607          -               -                -
                                          --------------- ---------- ----------- ---------- ---------------  ---------------
Balance, September 30, 2006                   32,583,948  $ 108,505   $ 133,662  $ 323,651       $ (23,717)             $ -
                                          =============== ========== =========== ========== ===============  ===============

See notes to unaudited condensed consolidated financial statements.

                                          Hancock Holding Company and Subsidiaries
                              Condensed Consolidated Statements of Comprehensive Income (Loss)
                                                        (Unaudited)
                                                       (In thousands)

                                                      Three Months Ended September 30,      Nine Months Ended September 30,
                                                          2006              2005                2006              2005
                                                      --------------   ---------------     ---------------   ----------------
Net Income                                                 $ 36,031          $  1,435            $ 80,041           $ 34,968

     Other comprehensive income (loss)
         (net of income taxes):

     Change in fair value of securities
         available for sale, net of taxes
         ($11,695) and $3,411, $877
         and $3,722, respectively                            20,009            (6,334)             (1,510)            (6,912)

     Reclassification adjustments for (gains)/losses
         included in net income, net of taxes
         of $42 and ($6), $87 and ($9), respectively            (68)               12                (141)                17
                                                      --------------   ---------------     ---------------   ----------------

Total comprehensive income (loss)                          $ 55,972          $ (4,887)           $ 78,390           $ 28,073
                                                      ==============   ===============     ===============   ================

See notes to unaudited condensed consolidated financial statements.

                                          Hancock Holding Company and Subsidiaries
                                      Condensed Consolidated Statements of Cash Flows
                                                        (Unaudited)
                                                       (In thousands)

                                                                                   Nine Months Ended September 30,
                                                                                   2006                    2005
                                                                             -----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                     $ 80,041                $ 34,968
         Adjustments to reconcile net income to net
             cash provided by operating activities:
                 Depreciation and amortization                                          7,042                   6,844
                 Provision for (reversal of) loan losses, net                         (20,705)                 41,556
                 Provision for losses on other real estate owned, net                     170                     261
                 Deferred tax benefit                                                   9,332                 (18,770)
                 Increase in cash surrender value of life insurance contracts          (2,869)                 (2,581)
                 (Gain) loss on sales of securities available for sale, net              (228)                     26
                 Gain on involuntary conversion of assets                                   -                 (14,135)
                 Gain on sales of real estate owned, net                                  (22)                      -
                 (Accretion) amortization of securities premium/discount, net          (9,050)                  2,341
                 Amortization of mortgage servicing rights                                422                     635
                 Amortization of intangible assets                                      1,626                   1,676
                 Amortization of compensation element of restricted stock               1,370                     471
                 Amortization of compensation element of stock options                  1,607                       -
                 Increase in accrued interest receivable                               (4,421)                 (6,937)
                 Increase (decrease) in accrued expenses                              (19,024)                 19,487
                 Increase (decrease) in other liabilities                                (680)                    496
                 Increase in interest payable                                           1,114                   1,150
                 Decrease in policy reserves and liabilities                           (9,081)                 (1,921)
                 Decrease in reinsurance receivable                                     8,831                   6,392
                 (Increase) decrease in other assets                                   (2,718)                 30,049
                 Decrease in loans held for sale                                        5,519                   1,972
                 Other, net                                                              (569)                    323
                                                                             -----------------        ----------------
         Net cash provided by operating activities                                     47,707                 104,303
                                                                             -----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) decrease in interest-bearing time deposits                        (1,121)                     95
      Proceeds from maturities, calls or prepayments of
         securities held to maturity                                                        -                  17,895
      Proceeds from sales of securities available for sale                             10,654                 179,103
      Proceeds from maturities of securities available for sale                       624,509                 415,085
      Purchases of securities held to maturity                                              -                  (7,736)
      Purchases of securities available for sale                                     (971,672)               (622,686)
      Net decrease in federal funds sold                                              336,444                   8,896
      Net increase in loans                                                          (164,260)               (247,931)
      Purchases of property, equipment and software, net                              (51,990)                 (5,549)
      Premiums paid on life insurance contracts                                       (20,000)                      -
      Proceeds from sales of other real estate                                          2,086                   1,784
      Net cash paid in connection with purchase transaction                                 -                  (3,890)
                                                                             -----------------        ----------------
         Net cash used in investing activities                                       (235,350)               (264,934)
                                                                             -----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                                         10,744                 227,208
      Net (decrease) increase in federal funds purchased and
         securities sold under agreements to repurchase                               173,721                  (2,131)
      Repayments of long-term notes                                                   (50,002)                     (2)
      Dividends paid                                                                  (21,429)                (17,088)
      Proceeds from exercise of stock options                                           8,884                     752
      Repurchase/retirement of common stock                                            (4,136)                 (8,270)
      Other stock transactions, net                                                         -                     228
                                                                             -----------------        ----------------
         Net cash provided by financing activities                                    117,782                  200,697
                                                                             -----------------        ----------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                    (69,861)                 40,066
CASH AND DUE FROM BANKS, BEGINNING                                                    271,104                 155,797
                                                                             -----------------        ----------------
CASH AND DUE FROM BANKS, ENDING                                                     $ 201,243               $ 195,863
                                                                             =================        ================
SUPPLEMENTAL INFORMATION:

      Income taxes paid                                                              $ 48,491                $ 13,752
      Interest paid, including capitalized interest
         of $247 and $0, respectively                                                  79,174                  52,758
      Restricted stock issued to employees of Hancock                                   2,500                   1,490

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
      Transfers from loans to other real estate                                       $ 1,264                 $ 2,347
      Financed sale of foreclosed property                                                294                     583

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements of Hancock Holding Company and subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005, the Company’s Condensed Consolidated Statement of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2006 and 2005. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications have been made to conform prior year financial information to the current period presentation. These reclassifications had no material impact on the condensed consolidated financial statements.

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

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

1.   Basis of Presentation (continued)

 Recent Accounting Pronouncements

The guidance in Emerging Issues Task Force No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EITF 03-1 was delayed by the Financial Accounting Standards Board (“FASB”) Staff Position EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (“FSP EITF 03-1-1”), posted on September 30, 2004. The disclosure requirements continue to be effective and have been implemented by the Company. In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not for Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted FSP FAS 115-1 and FAS 124-1 effective January 1, 2006. The adoption of FSP FAS 115-1 and FAS 124-1 has not had a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB published SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. It provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of stock-based payment arrangements for public companies. The Company adopted SFAS No.123(R) under the modified prospective method and considered the guidance in SAB 107, effective January 1, 2006. The after-tax effect on earnings for the three and nine months ended September 30, 2006 is an increase in compensation expense of $438,000 and $2,019,000, respectively, or a reduction in diluted earnings per share of $0.01 and $0.06, respectively.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. The effective date of this statement is the first fiscal year that begins after September 15, 2006. The Company intends on using the amortization method and does not believe the adoption of SFAS No. 156 will have a material impact on its results of operations and financial position.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

1.    Basis of Presentation (continued)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements in accordance with SFAS No.109, Accounting for Income Taxes, when it is more likely than not that the position will be sustained based on its technical merits. FIN 48 also prescribes how to measure the tax benefit recognized and provides guidance on when a tax benefit should be derecognized as well as various other accounting, presentation and disclosure matters. This interpretation is effective for the Company beginning in fiscal year 2007. The Company does not believe the adoption of FIN 48 will have a material impact on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. Application of this standard at December 31, 2005 would have required adjustment to the Company’s accrued pension liability relating to its pension plan and its post-retirement benefit plans, resulting in an increase to accrued employee benefit liabilities of approximately $18.0 million, net of tax and decrease in stockholders’ equity of approximately $18.0 million, net of tax. However, the effect at December 31, 2006, the adoption date, or any other future date could significantly differ depending on the measurement of pension assets and obligations at such date. Management is currently evaluating the requirements of SFAS No. 158 and has not yet determined the impact of adoption on the Company’s consolidated financial statements.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

1.    Basis of Presentation (continued)

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF No.06-5, Accounting for Purchases of Life Insurance — Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4 (“EITF 06-5”). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. This interpretation is effective for the Company beginning in fiscal year 2007. The Company does not believe the adoption of EITF 06-5 will have a material impact on its results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial statements.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

2.   Loans and Allowance for Loan Losses

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (amounts in thousands):

                                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                                             2006              2005                2006              2005
                                                        ----------------  ----------------    ----------------  ----------------

Balance of allowance for loan losses
  at beginning of period                                       $ 70,960          $ 41,382            $ 74,558          $ 40,682
Provision for (reversal of) loan losses, net                    (20,000)           36,905             (20,705)           41,556
Loans charged-off:
     Commercial, Real Estate & Mortgage                           1,525             1,139               3,209             3,089
     Direct & Indirect Consumer                                   1,113             1,134               4,551             4,171
     Finance Company                                                555               628               1,414             1,723
     Demand Deposit Accounts                                      3,165               798               5,848             2,281
                                                        ----------------  ----------------    ----------------  ----------------
  Total charge-offs                                               6,358             3,699              15,022            11,264
                                                        ----------------  ----------------    ----------------  ----------------
Recoveries of loans previously
  charged-off:
     Commercial, Real Estate & Mortgage                             636             1,150               3,261             2,065
     Direct & Indirect Consumer                                     423               268               1,468             1,324
     Finance Company                                                133               116                 463               366
     Demand Deposit Accounts                                      2,558               462               4,329             1,855
                                                        ----------------  ----------------    ----------------  ----------------
  Total recoveries                                                3,750             1,996               9,521             5,610
                                                        ----------------  ----------------    ----------------  ----------------
  Net charge-offs                                                 2,608             1,703               5,501             5,654
                                                        ----------------  ----------------    ----------------  ----------------
  Balance of allowance for loan losses
    at end of period                                           $ 48,352          $ 76,584            $ 48,352          $ 76,584
                                                        ================  ================    ================  ================

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

2.    Loans and Allowance for Loan Losses (continued)

The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

                                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                                    2006            2005                  2006            2005
                                                                -------------  ----------------       -------------   -------------
Ratios :
  Net charge-offs to average net loans (annualized)                 0.34%             0.23%               0.24%           0.27%
  Net charge-offs to period-end net loans (annualized)              0.33%             0.23%               0.23%           0.25%
  Allowance for loan losses to average net loans                    1.57%             2.62%               1.60%           2.69%
  Allowance for loan losses to period-end net loans                 1.54%             2.57%               1.54%           2.57%
  Net charge-offs to loan loss allowance                            5.39%             2.23%              11.37%           7.38%

As of September 30, 2006 and December 31, 2005, the Company had investments in higher-risk graded loans totaling $89.4 million and $112.1 million, respectively. For higher-risk graded loans in the portfolio, the Company determines estimated amounts of loan loss based on several factors, including historical loss experience, the financial capacity of the borrower, secondary sources of repayment (including collateral), management’s judgment of economic conditions and the resulting impact on higher-risk graded loans and regulatory guidelines. The Company’s allowance for loan losses includes allocations of $13.4 million and $17.1 million associated with these loans as of September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006, the Company had $17.3 million in loans carried at fair value. There were no loans carried at fair value as of December 31, 2005. As of September 30, 2006 and December 31, 2005, the Company had investments in higher-risk graded loans totaling $89.4 million and $112.1 million, respectively.

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

The Company’s average investments in impaired loans for the nine months ended September 30, 2006 and September 30, 2005 were $15.9 million and $12.3 million, respectively. The amount of interest recorded on impaired loans as well as the interest that was not recognized on nonaccrual loans would not have had a material effect on earnings for the nine months ended September 30, 2006 and September 30, 2005.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

3.   Goodwill and Other Intangible Assets

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangibles”, the Company tests its goodwill for impairment annually. No impairment charges were recognized as of September 30, 2006. The carrying amounts of goodwill were $59.7 million as of September 30, 2006 and $61.4 million as of December 31, 2005.

During the nine months ended September 30, 2006, the Company recorded a $2.1 million reallocation of goodwill to other intangible assets and a $0.4 million increase in goodwill to record the final purchase price, both of which is related to the acquisition of J. Everett Eaves, Inc. The reallocation was based on a third-party study which valued the intangible assets.

The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated (amounts in thousands):

                                                            As of                                    As of
                                                     September 30, 2006                       December 31, 2005
                                           --------------------------------------   --------------------------------------

                                            Gross Carrying        Accumulated        Gross Carrying        Accumulated
                                                Amount           Amortization            Amount            Amortization
                                           -----------------   ------------------   -----------------    -----------------
Amortizable intangible assets:

      Core deposit intangibles                     $ 14,137              $ 6,949            $ 14,137              $ 5,924

      Value of insurance business acquired            3,768                1,329               1,673                  833

      Non-compete agreements                            368                  157                 228                   76

      Mortgage servicing rights                       3,938                2,845               4,292                2,716

      Trade Name                                        100                   25                   -                    -

                                           -----------------   ------------------   -----------------    -----------------
           Total                                   $ 22,311             $ 11,305            $ 20,330              $ 9,549
                                           =================   ==================   =================    =================

                                               Three months ended September 30,        Nine months ended September 30,
                                                 2006                2005                 2006                 2005
                                           -----------------   ------------------   -----------------    -----------------
Aggregate amortization expense for:

      Core deposit intangibles                        $ 341                $ 411             $ 1,024              $ 1,243

      Value of insurance businesses acquired             79                  103                 496                  433

      Non-compete agreements                              -                    -                  81                    -

      Mortgage servicing rights                         133                  197                 422                  635

      Trade Name                                         25                    -                  25                    -
                                           -----------------   ------------------   -----------------    -----------------
           Total                                      $ 578                $ 711             $ 2,048              $ 2,311
                                           =================   ==================   =================    =================

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

3.    Goodwill and Other Intangible Assets (continued)

The remaining amortization expense for the core deposit intangibles in 2006 is estimated to be approximately $341,000. The amortization expense for core deposit intangibles is estimated to be approximately $1.2 million in 2007, $1.1 million in 2008, $1.1 million in 2009, $1.1 million in 2010 and the remainder of $2.3 million thereafter. The amortization of the value of business acquired, non-compete agreements and trade name are expected to approximate $125,000 for the remainder of 2006, $491,000 in 2007, $404,000 in 2008, $370,000 in 2009, $311,000 in 2010 and the remainder of $1,023,000 thereafter. Amortization of servicing rights is estimated to be approximately $153,000 for the remainder of 2006, $368,000 in 2007, $240,000 in 2008, $167,000 in 2009 and $108,000 in 2010, and the remainder of $57,000 thereafter. The weighted-average amortization period used for intangibles is 10 years. The servicing rights are included in the mortgage subsidiary’s assets, which have been reported within the Mississippi segment.

4.    Earnings Per Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                      2006              2005               2006              2005
                                                 ---------------   ----------------   ---------------   ----------------

Net Earnings - used in computation of
     earnings per share                                $ 36,031            $ 1,435          $ 80,041           $ 34,968
                                                 ===============   ================   ===============   ================

Weighted average number of shares
     outstanding - used in computation of basic
     earnings per share                                  32,566             32,308            32,500             32,388

Effect of dilutive securities
     Stock options and restricted stock awards              767                632               774                571
                                                 ---------------   ----------------   ---------------   ----------------

Weighted average number of shares
     outstanding plus effect of dilutive
     securities - used in computation of
     diluted earnings per share                          33,333             32,940            33,274             32,959
                                                 ===============   ================   ===============   ================

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

5.    Stock-Based Payment Arrangements

At September 30, 2006, the Company had two share-based payment plans for employees, which are described below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Compensation cost for stock options was not recognized in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, compensation cost was recognized for restricted share awards. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective method. Under this method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (1) compensation cost for all the Company’s share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all the Company’s share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

For the three and nine months ended September 30, 2006 and September 30, 2005, total compensation cost for share-based compensation recognized in income was $648,000, $2,977,000, $182,000 and $471,000, respectively. The total recognized tax benefit related to the share-based compensation was $210,000, $958,000, $64,000 and $165,000, respectively, for the three and nine months ended September 30, 2006 and September 30, 2005.

As a result of the adoption SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three and nine months ended September 30, 2006, are $648,000, $438,000, $2,977,000 and $2,019,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic earnings per share for the three and nine months ended September 30, 2006 would have been $1.12 and $2.52, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic earnings per share of $1.11 and $2.46, respectively. Diluted earnings per share for the three and nine months ended September 30, 2006 would have been $1.09 and $2.47, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported diluted earnings per share of $1.08 and $2.41, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the nine months ended September 30, 2006, there was no tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

5.    Stock-Based Payment Arrangements (continued)

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option pricing formula and amortized to expense over the options’ vesting periods (dollars in thousands, except per share amounts).

                                                                          Three Months             Nine Months
                                                                             Ended                    Ended
                                                                       September 30, 2005       September 30, 2005
                                                                     -----------------------  -----------------------

Net income, as reported                                                             $ 1,435                 $ 34,968
Add: stock-based employee compensation expense included
   in reported net income, net of related tax effects                                   118                      306
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                                           (736)                  (2,160)
                                                                     -----------------------  -----------------------
Pro forma net income                                                                  $ 817                 $ 33,114
                                                                     =======================  =======================

Earnings per share
   Basic - as reported                                                               $ 0.04                   $ 1.08
                                                                     =======================  =======================
   Basic - pro forma                                                                 $ 0.03                   $ 1.02
                                                                     =======================  =======================

   Diluted - as reported                                                             $ 0.04                   $ 1.06
                                                                     =======================  =======================
   Diluted - pro forma                                                               $ 0.02                   $ 1.00
                                                                     =======================  =======================
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

The exercise price is equal to the market price on the date of grant, except for certain of those granted to major stockholders where the option price is 110 percent of the market price. Options awards generally vest based on five years of continuous service and have ten-year contractual terms. The Company’s policy is to issue new shares upon share option exercise and issue treasury shares upon restricted stock award vesting. The 1996 Long-Term Incentive Plan expired in 2006.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
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

                                                             Nine Months Ended September 30,
                                                               2006                     2005
                                                      ----------------------   ---------------------
                      Expected volatility                           29.87%                  31.33%
                      Expected dividends                     1.61% - 1.96%                   2.12%
                      Expected term (in years)                       5 - 8                   5 - 8
                      Risk-free rates                        4.30% - 4.54%                   4.00%

A summary of option activity under the plans for the nine months ended September 30, 2006, and changes during the nine months then ended is presented below:

                                                                                        Weighted-
                                                                                         Average
                                                                     Weighted-          Remaining
                                                                      Average          Contractual         Aggregate
                                                 Number of           Exercise              Term            Intrinsic
                  Options                          Shares            Price ($)           (Years)          Value ($000)
--------------------------------------------  -----------------  ------------------  -----------------  -----------------

Outstanding at January 1, 2006                       1,616,779             $ 22.32                6.6
Granted                                                347,043             $ 41.63                9.3
Exercised                                             (340,970)            $ 21.22                5.1        $ 8,161,488
Forfeited or expired                                   (27,208)            $ 25.74                5.4
                                              -----------------
Outstanding at September 30, 2006                    1,595,644             $ 27.10                6.7       $ 42,207,918
                                              =================  ==================  =================  =================
Exercisable at September 30, 2006                    1,259,203             $ 23.14                6.0       $ 38,172,494
                                              =================  ==================  =================  =================
Share options expected to vest                         336,441             $ 41.62                9.3        $ 4,364,806
                                              =================  ==================  =================  =================

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $17.96 and $13.43, respectively per optioned share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $8.2 million and $1.8 million, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

5.    Stock-Based Payment Arrangements (continued)

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

                                                                                          Weighted-
                                                                                           Average
                                                                      Number of          Grant-Date
                                                                        Shares         Fair Value ($)
                                                                  ------------------- -----------------

                           Nonvested at January 1, 2006                    132,635            $ 26.77
                           Granted                                         409,055            $ 21.64
                           Vested                                           (4,424)           $ 34.56
                           Forfeited                                       (13,009)           $ 23.23
                                                                  -------------------
                           Nonvested at September 30, 2006                 524,257            $ 22.79
                                                                  ===================

As of September 30, 2006, there was $7.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of shares which vested during the nine months ended September 30, 2006 and 2005 was $.53 million and $1.6 million, respectively.

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

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

6.    Retirement Plans

Net periodic benefits cost includes the following components for the three and nine months ended September 30, 2006 and 2005:

                                                     Pension Benefits                Other Post-retirement Benefits
                                           -------------------------------------  -------------------------------------
                                                                 Three Months Ended September 30,
                                                 2006                2005               2006                2005
                                           -----------------   -----------------  -----------------   -----------------
Service cost                                      $ 575,934           $ 538,285           $ 78,750            $ 77,500

Interest cost                                       874,760             848,769             98,500              97,000

Expected return on plan assets                     (966,840)           (852,597)                 -                   -

Amortization of prior service cost                        -               6,531            (13,250)            (13,250)

Amortization of net loss                            265,527             249,765             29,000              22,000

Amortization of transition obligation                     -                   -              1,250               1,250

                                           -----------------   -----------------  -----------------   -----------------
Net periodic benefit cost                         $ 749,381           $ 790,753          $ 194,250           $ 184,500
                                           =================   =================  =================   =================

                                                     Pension Benefits                Other Post-retirement Benefits
                                           -------------------------------------  -------------------------------------
                                                                  Nine Months Ended September 30,
                                                 2006                2005               2006                2005
                                           -----------------   -----------------  -----------------   -----------------
Service cost                                    $ 1,727,802         $ 1,614,855          $ 236,250           $ 232,500

Interest cost                                     2,624,280           2,546,307            295,500             291,000

Expected return on plan assets                   (2,900,520)         (2,557,791)                 -                   -

Amortization of prior service cost                        -              19,593            (39,750)            (39,750)

Amortization of net loss                            796,581             749,295             87,000              66,000

Amortization of transition obligation                     -                   -              3,750               3,750

                                           -----------------   -----------------  -----------------   -----------------
Net periodic benefit cost                       $ 2,248,143         $ 2,372,259          $ 582,750           $ 553,500
                                           =================   =================  =================   =================

The Company anticipates that it will contribute $4.4 million to its pension plan and approximately $777,000 to its post-retirement benefits in 2006. During the first nine months of 2006, the Company contributed approximately $3.0 million to its pension plan and approximately $394,000 for post-retirement benefits.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

7.    Other service charges, commission and fees, and other income

Components of other service charges, commission and fees are as follows:

                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                        2006                2005                 2006                2005
                                                  -----------------   -----------------    -----------------   -----------------
                                                                             (amounts in thousands)

Trust fees                                                 $ 3,174             $ 2,761              $ 9,662             $ 8,161
Credit card merchant discount fees                           1,744               1,055                5,316               3,160
Income from insurance operations                             4,145               4,883               13,900              12,262
Investment & annuity fees                                    1,595               1,304                4,450               4,039
ATM fees                                                     1,223                 871                3,790               3,397
                                                  -----------------   -----------------    -----------------   -----------------
  Total                                                   $ 11,881            $ 10,874             $ 37,118            $ 31,019
                                                  =================   =================    =================   =================

     Components of other income are as follows:

                                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                                        2006                2005                 2006                2005
                                                  -----------------   -----------------    -----------------   -----------------
                                                                             (amounts in thousands)

Secondary mortgage market operations                       $ 1,018               $ 377              $ 2,583             $ 1,552
Income from bank owned life insurance                        1,115                 876                2,870               2,581
Other income                                                 1,894               1,498                7,062               5,645
                                                  -----------------   -----------------    -----------------   -----------------
   Total other non-interest income                         $ 4,027             $ 2,751             $ 12,515             $ 9,778
                                                  =================   =================    =================   =================

8.  Other Expense

     Components of other expense are as follows:

                                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                     2006                2005                 2006                2005
                                               -----------------   -----------------    -----------------   -----------------
                                                                          (amounts in thousands)

Data processing expense                                 $ 3,571             $ 1,886              $ 8,070             $ 5,854
Postage and communications                                1,936               2,203                6,881               5,871
Ad valorem and franchise taxes                              519               1,066                2,680               2,570
Legal and professional services                           3,702               2,391                9,625               8,295
Stationery and supplies                                     519                 376                1,604               1,326
Advertising                                               1,985                 916                5,091               3,763
Deposit insurance and regulatory fees                       257                 161                  550                 656
Training expenses                                           106                  60                  418                 325
Other fees                                                1,144                 453                3,396               1,879
Annuity expense                                           1,075               1,512                3,826               3,116
Claims paid                                                 560                 563                1,564               1,827
Other expense                                             1,930               1,458                7,536               5,450
                                               -----------------   -----------------    -----------------   -----------------
   Total non-interest expense                          $ 17,304            $ 13,045             $ 51,241            $ 40,932
                                               =================   =================    =================   =================

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

9.    Segment Reporting

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

Following is selected information for the Company’s segments (amounts in thousands):

                                          Hancock Holding Company and Subsidiaries
                             Notes to Condensed Consolidated Financial Statements - (Continued)
                                                        (Unaudited)

                                                          Three Months Ended September 30, 2006

                                             MS             LA            FL       Other       Eliminations   Consolidated
                                     -------------  -------------  ------------  -----------   ------------   --------------
Interest income                          $ 49,909       $ 35,789       $ 2,044      $ 5,935       $ (4,444)        $ 89,233
Interest expense                           19,515         14,434           739        1,628         (4,328)          31,988
                                     -------------  -------------  ------------  -----------   ------------   --------------
     Net interest income                   30,394         21,355         1,305        4,307           (116)          57,245
Provision for (reversal of) loan losses   (15,294)        (4,706)            -            -              -          (20,000)
Non-interest income                        11,681          8,179           117        5,776            (16)          25,737
Depreciation and amortization               1,474            609            76          124              -            2,283
Other non-interest expense                 22,984         15,404         1,429        8,248            (11)          48,054
                                     -------------  -------------  ------------  -----------   ------------   --------------
Net income before
   income taxes                            32,911         18,227           (83)       1,711           (121)          52,645
Income tax expense (benefit)               10,931          5,195           (96)         584              -           16,614
                                     -------------  -------------  ------------  -----------   ------------   --------------
     Net income                          $ 21,980       $ 13,032          $ 13      $ 1,127         $ (121)        $ 36,031
                                     =============  =============  ============  ===========   ============   ==============

Total assets                          $ 3,655,470     $2,405,757     $ 139,009    $ 780,778      $(859,349)     $ 6,121,665
                                     =============  =============  ============  ===========   ============   ==============

Total interest income from
  affiliates                              $ 4,262            $ -          $ 66        $ 116       $ (4,444)             $ -

Total interest income from
  external customers                     $ 45,647       $ 35,789       $ 1,978      $ 5,819            $ -         $ 89,233

Amortization & (accretion) of
  securities                             $ (2,529)        $ (284)         $ 13         $ 13            $ -         $ (2,787)

                                                             Three Months Ended September 30, 2005

                                             MS             LA            FL       Other        Eliminations  Consolidated
                                     -------------  -------------  ------------  -----------   -------------  --------------
Interest income                          $ 34,386       $ 27,855       $ 1,986      $ 4,509       $ (3,092)        $ 65,644
Interest expense                           11,927          9,103           558        1,070         (2,999)          19,659
                                     -------------  -------------  ------------  -----------   ------------   --------------
     Net interest income                   22,459         18,752         1,428        3,439            (93)          45,985
Provision for loan losses                  24,106         11,636            11        1,152              -           36,905
Non-interest income                        21,239          6,298            49        6,298            (26)          33,858
Depreciation and amortization               1,413            633           105         (144)            (3)           2,004
Other non-interest expense                 17,695         13,897         1,121        8,067            (14)          40,766
                                     -------------  -------------  ------------  -----------   ------------   --------------
Net income (loss) before
   income taxes                               484         (1,116)          240          662           (102)             168
Income tax expense (benefit)                 (642)          (922)           92          205              -           (1,267)
                                     -------------  -------------  ------------  -----------   ------------   --------------
     Net income (loss)                    $ 1,126         $ (194)        $ 148        $ 457         $ (102)         $ 1,435
                                     =============  =============  ============  ===========   ============   ==============

Total assets                          $ 2,749,607     $2,019,761     $ 119,227    $ 695,033      $(670,138)     $ 4,913,490
                                     =============  =============  ============  ===========   ============   ==============

Total interest income from
  affiliates                              $ 2,981           $ 18           $ -         $ 93       $ (3,092)             $ -

Total interest income from
  external customers                     $ 31,405       $ 27,837       $ 1,986      $ 4,416            $ -         $ 65,644

Amortization & (accretion) of
  securities                                $ 415          $ 309          $ 20         $ 15            $ -            $ 759

                                          Hancock Holding Company and Subsidiaries
                             Notes to Condensed Consolidated Financial Statements - (Continued)
                                                        (Unaudited)

                                                          Nine Months Ended September 30, 2006

                                             MS             LA            FL       Other        Eliminations  Consolidated
                                     -------------  -------------  ------------  -----------   ------------   --------------
Interest income                         $ 144,840      $ 100,812       $ 5,633     $ 15,611       $ (9,670)       $ 257,226
Interest expense                           51,682         37,521         1,777        4,273         (9,356)          85,897
                                     -------------  -------------  ------------  -----------   ------------   --------------
     Net interest income                   93,158         63,291         3,856       11,338           (314)         171,329
Provision for (reversal of)
     loan losses                          (16,705)        (4,188)           43          145              -          (20,705)
Non-interest income                        33,931         23,551           337       18,961            (93)          76,687
Depreciation and amortization               4,600          1,866           225          351              -            7,042
Other non-interest expense                 68,118         47,005         3,741       24,801            (33)         143,632
                                     -------------  -------------  ------------  -----------   ------------   --------------
Net income before
   income taxes                            71,076         42,159           184        5,002           (374)         118,047
Income tax expense (benefit)               23,751         12,415           (17)       1,857              -           38,006
                                     -------------  -------------  ------------  -----------   ------------   --------------
     Net income                          $ 47,325       $ 29,744         $ 201      $ 3,145         $ (374)        $ 80,041
                                     =============  =============  ============  ===========   ============   ==============

Total assets                          $ 3,655,470     $2,405,757     $ 139,009    $ 780,778      $(859,349)     $ 6,121,665
                                     =============  =============  ============  ===========   ============   ==============

Total interest income from
  affiliates                              $ 9,091            $ 6         $ 259        $ 314       $ (9,670)             $ -

Total interest income from
  external customers                    $ 135,749      $ 100,806       $ 5,374     $ 15,297            $ -        $ 257,226

Amortization & (accretion) of
  securities                             $ (8,192)        $ (944)         $ 40         $ 46            $ -         $ (9,050)

                                                          Nine Months Ended September 30, 2005

                                             MS             LA            FL       Other        Eliminations  Consolidated
                                     -------------  -------------  ------------  -----------   ------------   --------------
Interest income                         $ 100,536       $ 79,464       $ 4,829     $ 12,663       $ (7,290)       $ 190,202
Interest expense                           33,244         23,645         1,306        2,751         (7,038)          53,908
                                     -------------  -------------  ------------  -----------   ------------   --------------
     Net interest income                   67,292         55,819         3,523        9,912           (252)         136,294
Provision for loan losses                  24,868         14,462           228        1,998              -           41,556
Non-interest income                        41,924         21,814           277       17,083           (127)          80,971
Depreciation and amortization               4,240          1,876           350          378              -            6,844
Other non-interest expense                 54,824         41,038         3,362       20,786             63          120,073
                                     -------------  -------------  ------------  -----------   ------------   --------------
Net income (loss) before
   income taxes                            25,284         20,257          (140)       3,833           (442)          48,792
Income tax expense (benefit)                7,126          5,563           (53)       1,256            (68)          13,824
                                     -------------  -------------  ------------  -----------   ------------   --------------
     Net income (loss)                   $ 18,158       $ 14,694         $ (87)     $ 2,577         $ (374)        $ 34,968
                                     =============  =============  ============  ===========   ============   ==============

Total assets                          $ 2,749,607     $2,019,761     $ 119,227    $ 695,033      $(670,138)     $ 4,913,490
                                     =============  =============  ============  ===========   ============   ==============

Total interest income from
  affiliates                              $ 6,937            $ -         $ 101        $ 252       $ (7,290)             $ -

Total interest income from
  external customers                     $ 93,599       $ 79,464       $ 4,728     $ 12,411            $ -        $ 190,202

Amortization & (accretion) of
  securities                              $ 1,182        $ 1,054          $ 60         $ 45            $ -          $ 2,341

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

We were organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are headquartered in Gulfport, Mississippi. We currently operate more than 140 banking and financial services offices and more than 130 automated teller machines (ATMs) in the states of Mississippi, Louisiana and Florida through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL). Hancock Bank MS also operates a loan production office in the state of Alabama and we have applied for a bank charter in Alabama. Hancock Bank MS, Hancock Bank LA, and Hancock Bank FL are referred to collectively as the “Banks.”

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At September 30, 2006, we had total assets of $6.1 billion and employed on a full-time equivalent basis 1,212 persons in Mississippi, 536 persons in Louisiana and 40 persons in Florida.

Selected Financial Data

(amounts in thousands, except per share data)
                                                   Three Months Ended September 30,   Nine Months Ended Sepember 30,
                                                        2006             2005              2006             2005
                                                    --------------  ---------------   ---------------  ---------------
Per Common Share Data
Earnings per share:
    Basic                                                   $1.11            $0.04             $2.46            $1.08
    Diluted                                                 $1.08            $0.04             $2.41            $1.06
Cash dividends per share                                   $0.240           $0.195            $0.655           $0.525
Book value per share (period end)                          $16.64           $14.52            $16.64           $14.52
Weighted average number of shares:
    Basic                                                  32,566           32,308            32,500           32,388
    Diluted (1)                                            33,333           32,940            33,274           32,959
Period end number of shares                                32,584           32,309            32,584           32,309
Market data:
    High closing price                                     $56.79           $37.84            $57.19           $37.84
    Low closing price                                      $49.71           $29.93            $37.75           $28.25
    Period end closing price                               $53.55           $34.14            $53.55           $34.14
    Trading volume                                          8,135            8,760            20,883           15,575

(1)   There were 31,925 and 67,911 anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2006, respectively.  There were no anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2005.

                                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                                                    2006            2005              2006            2005
                                                               ---------------  --------------   ---------------  --------------
Performance Ratios                                                                (dollar amounts in thousands)
Return on average assets                                                2.36%           0.12%             1.77%           0.98%
Return on average common equity                                        27.58%           1.18%            21.42%           9.81%
Earning asset yield (Tax Equivalent ("TE"))                             6.60%           6.19%             6.36%           6.06%
Total cost of funds                                                     2.30%           1.80%             2.08%           1.67%
Net interest margin (TE)                                                4.29%           4.40%             4.28%           4.39%
Common equity (period end)  as a percent of total assets
   (period end)                                                         8.86%           9.55%             8.86%           9.55%
Leverage ratio (period end)                                             8.15%           8.64%             8.15%           8.64%
FTE Headcount                                                           1,788           1,590             1,788           1,590

Asset Quality Information
Non-accrual loans                                                      $5,179         $10,373            $5,179         $10,373
Foreclosed assets                                                        $970          $2,973              $970          $2,973
Total non-performing assets                                            $6,149         $13,346            $6,149         $13,346
Non-performing assets as a percent of loans and
 foreclosed assets                                                      0.20%           0.45%             0.20%           0.45%
Accruing loans 90 days past due                                        $3,626          $6,156            $3,626          $6,156
Accruing loans 90 days past due as a percent of loans                   0.12%           0.21%             0.12%           0.21%
Non-performing assets + accruing loans 90 days past due
  to loans and foreclosed assets                                        0.31%           0.65%             0.31%           0.65%
Net charge-offs                                                        $2,608          $1,704            $5,501          $5,655
Net charge-offs as a percent of average loans                           0.34%           0.23%             0.24%           0.27%
Allowance for loan losses                                             $48,352         $76,584           $48,352         $76,584
Allowance for loan losses as a percent of period end loans              1.54%           2.57%             1.54%           2.57%
Allowance for loan losses to NPAs + accruing loans
 90 days past due                                                     494.65%         392.70%           494.65%         392.70%
Provision for (reversal of) loan losses                              ($20,000)        $36,905          ($20,705)        $41,556

Average Balance Sheet
Total loans                                                        $3,080,441      $2,918,709        $3,015,434      $2,844,003
Securities                                                          2,334,242       1,364,219         2,254,068       1,388,143
Short-term investments                                                 94,026          52,933           255,265          77,300
                                                               ---------------  --------------   ---------------  --------------
Earning assets                                                      5,508,709       4,335,861         5,524,767       4,309,446
Allowance for loan losses                                             (61,525)        (41,765)          (69,840)        (41,217)
Other assets                                                          602,833         487,866           590,642         496,812
                                                               ---------------  --------------   ---------------  --------------
Total assets                                                       $6,050,017      $4,781,962        $6,045,569      $4,765,041
                                                               ===============  ==============   ===============  ==============

Non-interest bearing deposits                                      $1,098,716        $729,216        $1,158,844        $720,413
Interest bearing transaction deposits                               1,590,318       1,311,779         1,666,689       1,321,105
Interest bearing public fund deposits                                 791,825         617,017           780,947         670,477
Time deposits                                                       1,571,129       1,143,691         1,494,748       1,116,876
                                                               ---------------  --------------   ---------------  --------------
Total interest bearing deposits                                     3,953,272       3,072,487         3,942,384       3,108,458
                                                               ---------------  --------------   ---------------  --------------
Total deposits                                                      5,051,988       3,801,703         5,101,228       3,828,871
Other borrowed funds                                                  304,686         335,758           267,666         304,192
Other liabilities                                                     175,093         160,232           177,183         155,436
Common stockholders' equity                                           518,250         484,269           499,492         476,542
                                                               ---------------  --------------   ---------------  --------------
Total liabilities & common stockholders' equity                    $6,050,017      $4,781,962        $6,045,569      $4,765,041
                                                               ===============  ==============   ===============  ==============

                                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                                            2006             2005              2006             2005
                                                        --------------  ---------------   ---------------  ---------------
Period end Balance Sheet                                                 (dollar amounts in thousands)
Commercial/real estate loans                               $1,800,643       $1,637,011        $1,800,643       $1,637,011
Mortgage loans                                                430,086          441,512           430,086          441,512
Direct consumer loans                                         477,142          501,704           477,142          501,704
Indirect consumer loans                                       350,013          339,822           350,013          339,822
Finance company loans                                          83,278           64,121            83,278           64,121
                                                        --------------  ---------------   ---------------  ---------------
Total loans                                                 3,141,162        2,984,170         3,141,162        2,984,170
Securities                                                  2,303,396        1,323,166         2,303,396        1,323,166
Short-term investments                                         74,903          141,270            74,903          141,270
                                                        --------------  ---------------   ---------------  ---------------
Earning assets                                              5,519,461        4,448,606         5,519,461        4,448,606
Allowance for loan losses                                     (48,352)         (76,584)          (48,352)         (76,584)
Other assets                                                  650,556          541,468           650,556          541,468
                                                        --------------  ---------------   ---------------  ---------------
Total assets                                               $6,121,665       $4,913,490        $6,121,665       $4,913,490
                                                        ==============  ===============   ===============  ===============

Non-interest bearing deposits                              $1,062,348         $909,585        $1,062,348         $909,585
Interest bearing transaction deposits                       1,510,785        1,369,886         1,510,785        1,369,886
Interest bearing public funds deposits                        795,927          574,602           795,927          574,602
Time deposits                                               1,631,504        1,171,080         1,631,504        1,171,080
                                                        --------------  ---------------   ---------------  ---------------
Total interest bearing deposits                             3,938,216        3,115,568         3,938,216        3,115,568
                                                        --------------  ---------------   ---------------  ---------------
Total deposits                                              5,000,564        4,025,153         5,000,564        4,025,153
Other borrowed funds                                          430,827          249,229           430,827          249,229
Other liabilities                                             148,173          170,049           148,173          170,049
Common stockholders' equity                                   542,101          469,059           542,101          469,059
                                                        --------------  ---------------   ---------------  ---------------
Total liabilities & common stockholders' equity            $6,121,665       $4,913,490        $6,121,665       $4,913,490
                                                        ==============  ===============   ===============  ===============

Net Charge-Off Information
Net charge-offs (recoveries):
Commercial/real estate loans                                     $522             ($17)            ($628)            $955
Mortgage loans                                                    367                7               576               70
Direct consumer loans                                           1,003              861             3,264            1,853
Indirect consumer loans                                           294              342             1,338            1,420
Finance company loans                                             422              511               951            1,357
                                                        --------------  ---------------   ---------------  ---------------
Total net charge-offs                                          $2,608           $1,704            $5,501           $5,655
                                                        ==============  ===============   ===============  ===============

Net charge-offs to average loans:
Commercial/real estate loans                                    0.12%            0.00%            -0.05%            0.08%
Mortgage loans                                                  0.34%            0.01%             0.19%            0.02%
Direct consumer loans                                           0.85%            0.68%             0.93%            0.49%
Indirect consumer loans                                         0.34%            0.40%             0.51%            0.59%
Finance company loans                                           2.11%            3.17%             1.77%            2.91%
                                                        --------------  ---------------   ---------------  ---------------
Total net charge-offs to average net loans                      0.34%            0.23%             0.24%            0.27%
                                                        ==============  ===============   ===============  ===============

                                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                                             2006             2005              2006             2005
                                                         --------------  ---------------   ---------------  ---------------
Average Balance Sheet Composition                                           (dollar amounts in thousands)
Percentage of earning assets/funding sources:
Loans                                                           55.92%           67.32%            54.58%           65.99%
Securities                                                      42.37%           31.46%            40.80%           32.22%
Short-term investments                                           1.71%            1.22%             4.62%            1.79%
                                                         --------------  ---------------   ---------------  ---------------
Earning assets                                                 100.00%          100.00%           100.00%          100.00%
                                                         ==============  ===============   ===============  ===============

Non-interest bearing deposits                                   19.95%           16.82%            20.98%           16.72%
Interest bearing transaction deposits                           28.87%           30.25%            30.17%           30.66%
Interest bearing public funds deposits                          14.37%           14.23%            14.14%           15.56%
Time deposits                                                   28.52%           26.38%            27.06%           25.92%
                                                         --------------  ---------------   ---------------  ---------------
Total deposits                                                  91.71%           87.68%            92.35%           88.85%
Other borrowed funds                                             5.53%            7.74%             4.84%            7.06%
Other net interest-free funding sources                          2.76%            4.58%             2.81%            4.09%
                                                         --------------  ---------------   ---------------  ---------------
Total funding sources                                          100.00%          100.00%           100.00%          100.00%
                                                         ==============  ===============   ===============  ===============

Loan mix:
Commercial/real estate loans                                    57.11%           54.28%            56.76%           53.91%
Mortgage loans                                                  13.75%           14.75%            13.75%           14.71%
Direct consumer loans                                           15.28%           17.29%            15.53%           17.79%
Indirect consumer loans                                         11.28%           11.49%            11.58%           11.40%
Finance company loans                                            2.58%            2.19%             2.38%            2.19%
                                                         --------------  ---------------   ---------------  ---------------
Total loans                                                    100.00%          100.00%           100.00%          100.00%
                                                         ==============  ===============   ===============  ===============

Average dollars
Loans                                                       $3,080,441       $2,918,709        $3,015,434       $2,844,003
Securities                                                   2,334,242        1,364,219         2,254,068        1,388,143
Short-term investments                                          94,026           52,933           255,265           77,300
                                                         --------------  ---------------   ---------------  ---------------
Earning assets                                              $5,508,709       $4,335,861        $5,524,767       $4,309,446
                                                         ==============  ===============   ===============  ===============

Non-interest bearing deposits                               $1,098,716         $729,216        $1,158,844         $720,413
Interest bearing transaction deposits                        1,590,318        1,311,779         1,666,689        1,321,105
Interest bearing public funds deposits                         791,825          617,017           780,947          670,477
Time deposits                                                1,571,129        1,143,691         1,494,748        1,116,876
                                                         --------------  ---------------   ---------------  ---------------
Total deposits                                               5,051,988        3,801,703         5,101,228        3,828,871
Other borrowed funds                                           304,686          335,758           267,666          304,192
Other net interest-free funding sources                        152,035          198,400           155,873          176,383
                                                         --------------  ---------------   ---------------  ---------------
Total funding sources                                        5,508,709       $4,335,861         5,524,767       $4,309,446
                                                         ==============  ===============   ===============  ===============

Loans:
Commercial/real estate loans                                $1,759,173       $1,584,244        $1,711,525       $1,533,208
Mortgage loans                                                 423,610          430,615           414,768          418,479
Direct consumer loans                                          470,771          504,362           468,196          505,899
Indirect consumer loans                                        347,404          335,482           349,076          324,122
Finance company loans                                           79,483           64,006            71,869           62,295
                                                         --------------  ---------------   ---------------  ---------------
Total average loans                                         $3,080,441       $2,918,709        $3,015,434       $2,844,003
                                                         ==============  ===============   ===============  ===============

Liquidity Management and Contractual Obligations

Liquidity Management

We manage liquidity through traditional funding sources of core deposits, federal funds, and maturities of loans and maturities of securities available for sale.

The following liquidity ratios at September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005 compare certain assets and liabilities to total deposits or total assets:

                                                      September 30,        June 30,           March 31,         December 31,
                                                          2006               2006                2006               2005
                                                     ----------------   ----------------    ---------------    ----------------

Total securities to total deposits                       46.06%             40.66%              42.84%             39.27%

Total loans (net of unearned
     income) to total deposits                           62.82%             58.01%              55.86%             59.91%

Interest-earning assets
     to total assets                                     90.16%             90.85%              90.58%             90.06%

Interest-bearing deposits
     to total deposits                                   78.76%             77.01%              76.96%             73.45%
Capital Resources

We continue to maintain an adequate capital position. The ratios as of September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005 are as follows:

                                                      September 30,        June 30,           March 31,         December 31,
                                                          2006               2006                2006               2005
                                                     ----------------   ----------------    ---------------    ----------------

Common equity (period-end) as a percent of
  total assets (period-end)                               8.86%              8.00%              8.13%               8.72%

Regulatory ratios:

     Total capital to risk-weighted assets (1)           13.44%             11.95%              12.88%             12.73%

     Tier 1 capital to risk-weighted
     assets (2)                                          12.27%             10.72%              11.60%             11.47%

     Leverage capital to average total assets (3)         8.15%              7.59%              7.45%               7.85%

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

Results of Operations

Net Income

Net income for the third quarter of 2006 totaled $36.0 million, an increase of $34.6 million from the third quarter of 2005. Diluted earnings per share for the third quarter of 2006 were $1.08, an increase of $1.04 from the same quarter a year ago.

Our net income for the third quarter of 2006 included a $20.0 million negative provision for loan losses, which included a partial reversal of the Company’s storm-related allowance for loan losses. In the third quarter of 2005, we established a $35.2 million allowance for loan losses related to projected credit losses associated with the impact of Hurricane Katrina. Through the third quarter of 2006, we have experienced storm-related charge-offs of about $4.4 million. While management has determined that the potential for further storm-related charge-offs is present, the levels are projected to be lower than originally anticipated. We reviewed the asset quality of significant credits included in the original $35.2 million storm-related allowance and determined that this partial reversal was appropriate.

Net income for the first nine months of 2006 was $80.0 million, an increase of $45.1 million compared to the first nine months of 2005. Diluted earnings per share for the first nine months of 2006 were $2.41, an increase of $1.35 from the first nine months of 2005.

Net Interest Income

Net interest income (te) for the third quarter increased $11.4 million, or 24%, from the third quarter of 2005. Our net interest margin (te) was 4.29 percent in the third quarter, 11 basis points narrower than the same quarter a year ago.

Compared to the same quarter a year ago, the primary driver of the $11.4 million increase in net interest income (te) was a $1.2 billion, or 27 percent, increase in average earning assets mainly from average deposit inflows of $1.3 billion, or 33 percent. The increase in deposits was related to insurance settlements for businesses and consumers, as well as other forms of federal aid to customers impacted by Hurricane Katrina. Of the $1.2 billion increase in average earning assets, $161.7 million was deployed into loans and $1.0 billion into securities and other short-term investments. The net interest margin (te) narrowed 11 basis points as the increase in the average earning asset yield (40 basis points) did not offset the increase in total funding costs (51 basis points).

The following tables detail the components of our net interest spread and net interest margin.

                                                        Three Months Ended September 30,     Three Months Ended September 30,
                                                   --------------------------------------  --------------------------------------
                                                                     2006                                   2005
                                                   --------------------------------------  --------------------------------------
(dollars in thousands)                               Interest       Volume        Rate      Interest       Volume        Rate
                                                   --------------------------------------  --------------------------------------

Average Earning Assets
Commercial & real estate loans (TE)                     $32,520     $1,759,173      7.34%      $25,770      $1,584,244     6.46%
Mortgage loans                                            6,411        423,610      6.05%        5,921         430,615     5.50%
Consumer loans                                           19,547        897,658      8.64%       17,772         903,850     7.80%
Loan fees & late charges                                  2,710              -      0.00%        2,183               -     0.00%
                                                   ------------------------------------------------------------------------------
  Total loans (TE)                                      $61,188     $3,080,441      7.89%       51,646       2,918,709     7.03%

US treasury securities                                      855         67,966      4.99%           62          11,296     2.17%
US agency securities                                     16,456      1,356,478      4.85%        4,834         464,450     4.16%
CMOs                                                      1,439        145,494      3.96%        2,251         229,934     3.92%
Mortgage backed securities                                6,231        511,372      4.87%        4,773         436,733     4.37%
Municipals (TE)                                           2,935        174,744      6.72%        2,792         160,502     6.96%
Other securities                                          1,042         78,188      5.33%          733          61,304     4.78%
                                                   ------------------------------------------------------------------------------
  Total securities (TE)                                  28,958      2,334,242      4.96%       15,444       1,364,219     4.53%

  Total short-term investments                            1,128         94,026      4.76%          416          52,933     3.12%

  Average earning assets yield (TE)                     $91,275     $5,508,709      6.60%      $67,506      $4,335,861     6.19%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                    $3,955     $1,590,318      0.99%       $2,317      $1,311,779     0.70%
Time deposits                                            16,353      1,571,129      4.13%       10,222       1,143,691     3.55%
Public Funds                                              8,629        791,825      4.32%        4,740         617,017     3.05%
                                                   ------------------------------------------------------------------------------
   Total interest bearing deposits                      $28,936     $3,953,272      2.90%       17,279       3,072,487     2.23%

Customer repos                                            2,785        271,582      4.07%        1,467         248,505     2.34%
Other borrowings                                            267         33,104      3.20%          913          87,253     4.15%
                                                   ------------------------------------------------------------------------------
  Total borrowings                                        3,052        304,686      3.97%        2,380         335,758     2.81%

  Total interest bearing liability cost                 $31,988     $4,257,959      2.98%      $19,659      $3,408,246     2.29%

Noninterest-bearing deposits                                         1,098,716                                 729,216
Other net interest-free funding sources                                152,035                                 198,399

Total Cost of Funds                                     $31,988     $5,508,709      2.30%      $19,659      $4,335,861     1.80%

Net Interest Spread (TE)                                $59,286                     3.62%      $47,847                     3.91%

Net Interest Margin (TE)                                $59,286     $5,508,709      4.29%      $47,847      $4,335,861     4.40%

                                                       Nine Months Ended September 30,        Nine Months Ended September 30,
                                                   -------------------------------------  ---------------------------------------
                                                                     2006                                   2005
                                                   -------------------------------------  ---------------------------------------
(dollars in thousands)                               Interest       Volume        Rate      Interest       Volume        Rate
                                                   -------------------------------------  ---------------------------------------

Average Earning Assets
Commercial & real estate loans (TE)                     $91,770     $1,711,525      7.17%      $71,847      $1,533,208     6.26%
Mortgage loans                                           18,289        414,768      5.88%       17,504         418,479     5.58%
Consumer loans                                           55,376        889,140      8.33%       51,200         892,316     7.67%
Loan fees & late charges                                  7,506              -      0.00%        6,510               -     0.00%
                                                   ------------------------------------------------------------------------------
  Total loans (TE)                                     $172,941     $3,015,434      7.66%      147,061       2,844,003     6.91%

US treasury securities                                    1,936         56,722      4.56%          182          11,144     2.19%
US agency securities                                     46,196      1,299,845      4.74%       14,096         459,784     4.09%
CMOs                                                      4,874        164,723      3.95%        7,546         253,121     3.97%
Mortgage backed securities                               17,393        491,177      4.72%       14,490         439,270     4.40%
Municipals (TE)                                           8,344        165,533      6.72%        8,504         162,160     6.99%
Other securities                                          2,859         76,068      5.01%        2,189          62,664     4.66%
                                                   ------------------------------------------------------------------------------
  Total securities (TE)                                  81,602      2,254,068      4.83%       47,008       1,388,143     4.52%

  Total short-term investments                            8,684        255,265      4.55%        1,507          77,300     2.61%

  Average earning assets yield (TE)                    $263,226     $5,524,767      6.36%     $195,576      $4,309,446     6.06%

Interest-Bearing Liabilities
Interest-bearing transaction deposits                   $11,001     $1,666,689      0.88%       $6,367      $1,321,105     0.64%
Time deposits                                            43,809      1,494,748      3.92%       29,151       1,116,876     3.49%
Public Funds                                             24,036        780,947      4.11%       12,900         670,477     2.57%
                                                   ------------------------------------------------------------------------------
   Total interest bearing deposits                      $78,845     $3,942,384      2.67%       48,417       3,108,457     2.08%

Customer repos                                            5,999        234,576      3.42%        3,226         231,736     1.86%
Other borrowings                                          1,053         33,090      4.25%        2,265          72,455     4.18%
                                                   ------------------------------------------------------------------------------
  Total borrowings                                        7,051        267,666      3.52%        5,491         304,192     2.41%

  Total interest bearing liability cost                 $85,897     $4,210,050      2.73%      $53,908      $3,412,649     2.11%

Noninterest-bearing deposits                                         1,158,844                                 720,413
Other net interest-free funding sources                                155,873                                 176,384

Total Cost of Funds                                     $85,897     $5,524,767      2.08%      $53,908      $4,309,446     1.67%

Net Interest Spread (TE)                               $177,329                     3.64%     $141,667                     3.95%

Net Interest Margin (TE)                               $177,329     $5,524,767      4.28%     $141,667      $4,309,446     4.39%
                                                   ------------------------------------------------------------------------------
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

During the third quarter of 2006, we recorded a $20.0 million negative provision, primarily as a result of a better than expected credit loss experience related to Hurricane Katrina; this was done after considering current levels of charge-offs, delinquency levels, and loan growth levels, as well as the pace of recovery for the region.

Annualized net charge-offs, as a percent of average loans, for the third quarter of 2006 were 0.34%, compared to 0.23% in the third quarter of 2005. Storm-related net charge-offs for the third quarter of 2006 were $0.3 million and have totaled $4.4 million since the third quarter of 2005.

The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances. (Dollar amounts shown are in thousands.)

                                                                                  At and for the
                                                       Three Months Ended September 30,     Nine Months Ended September 30,
                                                           2006              2005              2006              2005
                                                       --------------    --------------    --------------    --------------
Annualized net charge-offs to average loans                    0.34%             0.23%             0.24%             0.27%

Annualized provision (recovery) for loan losses
     to average loans                                         -2.60%             5.06%            -2.75%             5.84%

Average allowance for loan losses to average loans             1.57%             2.62%             1.60%             2.69%

Gross charge-offs                                            $ 6,358           $ 3,699          $ 15,022          $ 11,264

Gross recoveries                                             $ 3,750           $ 1,996           $ 9,521           $ 5,610

Non-accrual loans                                            $ 5,179          $ 10,373           $ 5,179          $ 10,373

Accruing loans 90 days or more past due                      $ 3,626           $ 6,156           $ 3,626           $ 6,156

Accruing loans 90 days or more past due decreased $2.5 million from September 30, 2005. Since December 31, 2005, accruing loans 90 days or more past due, net of deferrals, have decreased $13.8 million to $3.6 million at September 30, 2006. This decrease is related to improved ability of certain borrowers to meet their regular payments after Hurricane Katrina.

Management is continuously reviewing the adequacy of the special storm-related allowance due to Hurricane Katrina and views the current level to be adequate based on available information at this time.

Non-Interest Income

Excluding the impact of storm-related gains/(losses) and securities transactions, non-interest income for the third quarter was up $4.0 million, or 19 percent, compared to the same quarter a year ago. The primary factors impacting the higher levels of non-interest income as compared to the same quarter a year ago, were higher levels of service charge fees (up $1.7 million, or 22 percent). In addition, debit card and merchant fees were up $0.7 million, when compared to the same quarter a year ago. However, insurance fees were down $0.7 million.

The components of non-interest income for the three and nine months ended September 30, 2006 and 2005 are presented in the following table:

                                                     Three Months Ended September 30,       Nine Months Ended September 30,
                                                        2006               2005                 2006               2005
                                                  -----------------  -----------------    -----------------  -----------------
                                                                           (dollars in thousands)

Service charges on deposit accounts                        $ 9,719            $ 7,975             $ 26,826           $ 27,924
Trust fees                                                   3,174              2,761                9,662              8,161
Credit card merchant discount fees                           1,744              1,055                5,316              3,160
Income from insurance operations                             4,145              4,883               13,900             12,262
Investment & annuity fees                                    1,595              1,304                4,450              4,039
ATM fees                                                     1,223                871                3,790              3,397
Secondary mortgage market operations                         1,018                377                2,583              1,552
Other income                                                 3,009              2,374                9,932              8,226
                                                  -----------------  -----------------    -----------------  -----------------
   Total other non-interest income                          25,627             21,600               76,459             68,721
Net storm-related gain                                           -             12,276                    -             12,276
Securities transactions gains (losses), net                    110                (18)                 228                (26)
                                                  -----------------  -----------------    -----------------  -----------------
   Total non-interest income                              $ 25,737           $ 33,858             $ 76,687           $ 80,971
                                                  =================  =================    =================  =================
Non-Interest Expense

Operating expenses for the third quarter were $7.6 million, or 18 percent, higher compared to the same quarter a year ago. The increase from the same quarter a year ago was reflected in higher levels of personnel expense (up $2.8 million), data processing expense (up $1.7 million), professional services expense (up $1.3 million) and all other expenses (up $1.8 million).

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2006 and 2005.

                                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                                         2006               2005                 2006               2005
                                                   -----------------  -----------------    -----------------  -----------------
                                                                            (dollars in thousands)

Employee compensation                                      $ 21,790           $ 19,799             $ 64,429           $ 55,854
Employee benefits                                             5,269              4,476               15,232             13,725
                                                   -----------------  -----------------    -----------------  -----------------
     Total personnel expense                                 27,059             24,275               79,661             69,579
                                                   -----------------  -----------------    -----------------  -----------------
Equipment and data processing expense                         6,218              4,205               16,201             12,896
Net occupancy expense                                         2,882              2,617               10,015              7,688
Postage and communications                                    1,936              2,203                6,881              5,871
Ad valorem and franchise taxes                                  519              1,066                2,680              2,570
Legal and professional services                               3,702              2,391                9,625              8,295
Stationery and supplies                                         519                376                1,604              1,326
Amortization of intangible assets                               445                514                1,626              1,676
Advertising                                                   1,985                916                5,091              3,763
Deposit insurance and regulatory fees                           257                161                  550                656
Training expenses                                               106                 60                  418                325
Other expense                                                 4,709              3,986               16,322             12,272
                                                   -----------------  -----------------    -----------------  -----------------
   Total non-interest expense                              $ 50,337           $ 42,770            $ 150,674          $ 126,917
                                                   =================  =================    =================  =================

Income Taxes

Our effective federal income tax rate continues to be less than the statutory rate of 35% due primarily to tax-exempt interest income. For the nine months ended September 30, 2006 and 2005, the effective federal income tax rate was approximately 32% and 28%, respectively. The total amount of tax-exempt income earned during the first nine months of 2006 was $10.9 million compared to $9.5 million for the comparable period in 2005. Tax-exempt income for nine months ended September 30, 2006 consisted of $5.0 million from securities and $5.9 million from loans and leases. Tax-exempt income for the first nine months of 2005 consisted of $5.3 million from securities and $4.2 million from loans and leases.

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

At September 30, 2006, we had $858.6 million in unused loan commitments outstanding, of which approximately $461.1 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At September 30, 2006, we had $55.4 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at September 30, 2006 according to expiration date.

                                                                               Expiration Date
                                                                   Less than          1-3            3-5          More than
                                                    Total           1 year           years          years          5 years
                                                ---------------  --------------   ------------   ------------   --------------
                                                                           (dollars in thousands)

Commitments to extend credit                         $ 858,649       $ 544,373       $ 38,667       $ 41,064        $ 234,545
Letters of credit                                       55,354          27,738         18,673          8,943                -
                                                ---------------  --------------   ------------   ------------   --------------
     Total                                           $ 914,003       $ 572,111       $ 57,340       $ 50,007        $ 234,545
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

Recent Accounting Pronouncements

The guidance in Emerging Issues Task Force No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EITF 03-1 was delayed by the Financial Accounting Standards Board (“FASB”) Staff Position EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (“FSP EITF 03-1-1”), posted on September 30, 2004. The disclosure requirements continue to be effective and have been implemented by the Company. In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not for Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We adopted FSP FAS 115-1 and FAS 124-1 effective January 1, 2006. The adoption of FSP FAS 115-1 and FAS 124-1 has not had a material impact on our financial condition or results of operations.

In December 2004, the FASB published SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. It provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of stock-based payment arrangements for public companies. We adopted SFAS No.123(R) under the modified prospective method and considered the guidance in SAB 107 effective January 1, 2006. The after-tax effect on earnings for the three and nine months ended September 30, 2006 is an increase in compensation expense of $438,000 and $2,019,000, respectively, or a reduction in diluted earnings per share of $0.01 and $0.06, respectively.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. The effective date of this statement is the first fiscal year that begins after September 15, 2006. We intend on using the amortization method and do not believe the adoption of SFAS No. 156 will have a material impact on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements in accordance with SFAS No.109, Accounting for Income Taxes, when it is more likely than not that the position will be sustained based on its technical merits. FIN 48 also prescribes how to measure the tax benefit recognized and provides guidance on when a tax benefit should be derecognized as well as various other accounting, presentation and disclosure matters. This interpretation is effective for us beginning in fiscal year 2007. We do not believe the adoption of FIN 48 will have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. Application of this standard at December 31, 2005 would have required adjustment to our accrued pension liability relating to our pension plan and our post-retirement benefit plans, resulting in an increase to accrued employee benefit liabilities of approximately $18.0 million and decrease in stockholders’ equity of approximately $18.0 million. However, the effect at December 31, 2006, the adoption date, or any other future date could significantly differ depending on the measurement of pension assets and obligations at such date. We are currently evaluating the requirements of SFAS No. 158 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF No.06-5, Accounting for Purchases of Life Insurance — Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4 (“EITF 06-5”). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. This interpretation is effective for us beginning in fiscal year 2007. We do not believe the adoption of EITF 06-5 will have a material impact on our results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact of SAB 108 on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our net earnings are dependent, in part, on our net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. Interest rate risk sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. In an attempt to manage our exposure to changes in interest rates, management monitors interest rate risk and administers an interest rate risk management policy designed to produce a relatively stable net interest margin in periods of interest rate fluctuations.

Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of quarter close, the effective duration of the securities portfolio was 2.00. A rate increase of 100 basis points would move the effective duration to 1.98, while a reduction in rates of 100 basis points would result in an effective duration of 1.07.

In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at September 30, 2006 indicate that the Company is to some extent asset sensitive as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

                                                  Net Interest Income (te) at Risk
                                      ---------------------------------------------------
                                             Change in                    Estimated
                                           interest rate             increase (decrease)
                                           (basis point)           in net interest income
                                      ---------------------      ------------------------

                                                -100                       -2.52%
                                               Stable                       0.00%
                                                +100                        0.90%

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

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the nine month period ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                         (a)                  (b)                   (c)                   (d)
                                                                              Total number of        Maximum number
                                                                             shares purchased          of shares
                                     Total number                           as a part of publicly   that may yet be
                                     of shares or         Average Price       announced plans        purchased under
                                    units purchased      Paid per Share       or programs (1)       Plans or Programs
                                   -----------------    -----------------   --------------------   -------------------

July 1, 2006 - July 31, 2006                     -   (2)  $          -                      -             551,008
August 1, 2006 - August 31, 2006                 -   (3)                                    -             551,008
Sept. 1, 2006 - Sept. 30, 2006                   -   (4)                                    -             551,008
                                   -----------------    -----------------   --------------------
Total as of Sept. 30, 2006                       -        $          -                      -
                                   =================    =================   ====================

(1)  The Company publicly announced its stock buy-back program on July 18, 2000.

(2)  0 shares were purchased on the open market during July in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

(3)  0 shares were purchased on the open market during August in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.

(4)  0 shares were purchased on the open market during September in order to satisfy obligations pursuant to the Company's long term incentive plan that was established in 1996.
Item 4. Submission of Matters to a Vote of Security Holders.
     None

Item 6. Exhibits.

(a)    Exhibits:
  Exhibit
  Number                                                           Description
------------  -----------------------------------------------------------------------------------------------------------------
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
                                                                    Vice-Chairman of the Board &
                                                                    Chief Executive Officer

                                                                    /s/ Carl J. Chaney
                                                                 -----------------------------------------------
                                                                    Carl J. Chaney
                                                                    Executive Vice President &
                                                                    Chief Financial Officer

                                                           Date:    November 8, 2006

                                                     Index to Exhibits

  Exhibit
  Number                                                           Description
------------  -----------------------------------------------------------------------------------------------------------------
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