Form 10-K
period 2006-12-31
HANCOCK HOLDING CO
filed 2007-02-23
CIK 750577

                                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

                                                     FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2006.

                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         Commission file number    0-13089

                                              Hancock Holding Company
                              (Exact name of registrant as specified in its charter)

                  Mississippi                                                                    64-0693170
(State or other jurisdiction of incorporation or organization)                          (I.R.S. Employer Identification Number)

 One Hancock Plaza, Gulfport, Mississippi     39501                                              (228) 868-4727
(Address of principal executive offices)          (Zip Code)                    Registrant's telephone number, including area code

                            Securities registered pursuant to Section 12(b) of the Act:
         COMMON STOCK, $3.33 PAR VALUE                                          The NASDAQ Stock Market, LLC
                  (Title of Class)                                        (Name of Exchange on Which Registered)

                         Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate  by  check  mark if the  registrant  is a  well-known  seasoned  issuer,  as  defined  in Rule  405 of the
Securities Act. Yes    X        No
                    -------       -------

Indicate by check mark if the  registrant  is not required to file reports  pursuant to Section 13 or Section 15(d)
of the Act. Yes             No    X
                 --------      -------

Indicate by check mark  whether  the  registrant  (1) has filed all  reports  required to be filed by Section 13 or
15(d) of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant  was required to file such  reports) and (2) has been subject to such filing  requirements  for the past
90 days.  Yes    X      No
              -------      ---------

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of  registrant's  knowledge,  in definitive  proxy or  information
statements  incorporated  by reference in Part III of this Form 10-K or any  amendment to this Form 10-K.  Yes   X  No
                                                                                                               -----  -----

Indicate  by  check  mark  whether  the  registrant  is a large  accelerated  filer,  an  accelerated  filer,  or a non-accelerated  filer.  See definition of  "accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the
Exchange Act. (Check One):

Large accelerated filer   X                 Accelerated filer                   Non-accelerated filer
                        ------                                -------                                 -------

Indicate  by check mark  whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the  Act).Yes       No    X
                                                                                                                 -----    ------

The  aggregate  market value of the voting stock held by  nonaffiliates  of the  registrant as of June 30, 2006 was
$1,502,420,422  based upon the closing  market price on NASDAQ as of such date.  For  purposes of this  calculation only,  shares  held by  nonaffiliates  are  deemed to consist of (a)  shares  held by all  shareholders  other than directors  and  executive  officers of the  registrant  plus (b) shares held by directors  and officers as to which beneficial ownership has been disclaimed.

On February 9, 2007, the  registrant  had  outstanding  32,671,196  shares of common stock for financial  statement purposes.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the  Registrant's  Annual Report to Stockholders  for the year ended December 31, 2006 are incorporated by reference into Part I and Part II of this report.

Portions  of  the  definitive  Proxy  Statement  used  in  connection  with  the  Registrant's  Annual  Meeting  of
Shareholders to be held on March 29, 2007 are incorporated by reference into Part III of this report.

                                              Hancock Holding Company
                                                     Form 10-K
                                                       Index

PART I

ITEM 1.      BUSINESS                                                                                    1
ITEM 1A.     RISK FACTORS                                                                               10
ITEM 1B.     UNRESOLVED STAFF COMMENTS                                                                  14
ITEM 2.      PROPERTIES                                                                                 14
ITEM 3.      LEGAL PROCEEDINGS                                                                          14
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        14

PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
             STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
             EQUITY SECURITIES                                                                          15
ITEM 6.      SELECTED FINANCIAL DATA                                                                    18
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                                        21
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                                                47
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                48
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                                                       101
ITEM 9A.     CONTROLS AND PROCEDURES                                                                   101
ITEM 9B.     OTHER INFORMATION                                                                         101

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE                                    102
ITEM 11.     EXECUTIVE COMPENSATION                                                                    102
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                            102
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
             AND DIRECTOR INDEPENDENCE                                                                 102
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                    102

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES                                                   103

PART I

ITEM 1: BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. In 2002, the Company qualified as a financial holding company giving it broader powers. At December 31, 2006, the Company operated more than 140 banking and financial services offices and more than 130 automated teller machines (ATMs) in the states of Mississippi, Louisiana and Florida through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL). Hancock Bank MS also operates a loan production office in the State of Alabama. Hancock Bank MS, Hancock Bank LA and Hancock Bank FL are referred to collectively as the “Banks”.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 2006, the Company had total assets of $5.96 billion and 1,848 employees on a full-time equivalent basis.

Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Based on the most current available published data, Hancock Bank MS has the largest deposit market share in each of the following five counties: Harrison, Hancock, Jackson, Lamar and Pearl River. In addition, Hancock Bank MS has a presence in the following counties: Forrest and Jefferson Davis. With assets of $3.5 billion at December 31, 2006, Hancock Bank MS was ranked the third largest bank in Mississippi.

In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With assets of $2.4 billion at December 31, 2006, Hancock Bank LA was ranked the fourth largest bank in Louisiana.

CURRENT OPERATIONS

Loan Production and Credit Review

The Banks’ primary lending focus is to provide commercial, consumer, leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. The Banks have no significant concentrations of loans to particular borrowers or industries or loans to any foreign entities. Each loan officer has Board approved loan limits on the principal amount of secured and unsecured loans that can be approved for a single borrower without prior approval of a loan committee. All loans, however, must meet the credit underwriting standards and loan policies of the Banks.

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

Loan Review and Asset Quality

Each Bank’s portfolio of loan relationships aggregating $500,000 or more is reviewed every 12 to 18 months by the Bank’s Loan Review staff to identify any deficiencies and report them to management to take corrective actions as necessary. Periodically, selected loan relationships aggregating less than $500,000 are also reviewed. As a result of such reviews, each Bank places on its Watch list, loans requiring close or frequent review. All loans over $100,000 classified by a regulatory auditor are also placed on the Watch list. All Watch list and past due loans are reviewed monthly by the Banks’ senior lending officers. All Watch list loans are reviewed monthly by the Bank’s Asset Quality Committee and quarterly by the Banks’ Board of Directors’ Loan Oversight Committee.

In addition, in the approval process, all loans to a particular borrower are considered, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests a new loan. All lines of credit are reviewed before renewal. The Banks currently have mechanisms in place that require borrowers to submit annual financial statements, except borrowers with secured installment and residential mortgage loans.

Consumer loans, which become 30 days delinquent, are reviewed regularly by management. As a matter of policy, loans are placed on a nonaccrual status when the loan is (1) payment in full, of principal or interest is not expected or (2) the principal or interest has been in default for a period of 90 days, unless the loan is well secured and in the process of collection.

The Banks follow the standard FDIC loan classification system. This system provides management with (1) a general view of the quality of the overall loan portfolio (each Bank’s loan portfolio and each commercial loan officer’s loan portfolio) and (2) information on specific loans that may need individual attention.

The Bank’s nonperforming assets, consisting of real property, vehicles and other items held for resale, were acquired generally through the process of foreclosure. At December 31, 2006, the book value of those assets held for resale was approximately $568 thousand.

Securities Portfolio

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

Deposits

The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks operate more than 130 ATMs at the Company’s banking offices as well as free-standing ATMs at other locations. As members of regional and international ATM networks such as “STAR”, “PLUS” and “CIRRUS”, the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing, and to a certain extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Banks’ respective market areas.

Trust Services

The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 2006, the Trust Departments of the Banks had approximately $7.1 billion of assets under administration compared to $5.5 billion as of December 31, 2005. As of December 31, 2006, $3.8 billion of administered assets were corporate accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

Operating Efficiency Strategy

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

Other Activities

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

During 2001, the Company began servicing mortgage loans for the Federal National Mortgage Association. At that time the loans serviced were originated and closed by the Company’s mortgage subsidiary. The servicing activity was also performed by this same subsidiary. In the middle of 2003, however, the Company modified its strategy and reverted to selling the majority of its conforming loans with servicing released. In December 2004, the Company’s mortgage subsidiary merged with Hancock Bank MS, its parent. Currently all mortgage activity is being reported by Hancock Bank, Hancock Bank of Louisiana, and Hancock Bank of Florida.

In July 2003, Hancock Bank MS opened a loan production office in Mobile, Alabama. Until September 2005, no deposits were accepted at this location. Subsequent to Hurricane Katrina the State of Alabama allowed Hancock Bank MS to open a temporary branch in Alabama. In January 2007, Hancock Bank of Alabama was granted a charter by the State of Alabama.

Hancock Bank MS also owns approximately 3,700 acres of timberland in Hancock County, Mississippi, most of which was acquired through foreclosure in the 1930's. Timber sales and oil and gas leases on this acreage generate less than 1% of the Company’s annual net income.

Competition

The deregulation of the financial services industry, the elimination of many previous distinctions between commercial banks and other financial institutions as well as legislation enacted in Mississippi, Louisiana and other states allowing state-wide branching, multi-bank holding companies and regional interstate banking have all served to foster a highly competitive environment for commercial banking in our market area. The principal competitive factors in the markets for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality, range of services and products it provides, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATM’s, online banking, and telebanking centers. Access to the bank’s extensive network of customer access points is further enhanced by convenient hours including Saturday banking at selected branch locations and through the bank’s telebanking service center.

In attracting deposits and in our lending activities, we generally compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, mutual funds and insurance companies and other financial institutions. Many of these institutions have greater available resources than us.

Available Information

We maintain an internet website at www.hancockbank.com. We make available free of charge on the website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission. Our Annual Report to Stockholders is also available on our website. These reports are made available on our website as soon as reasonably practical after the reports are filed with the Commission. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not part of them.

SUPERVISION AND REGULATION

Bank Holding Company Regulation

General

The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act). On January 26, 2002 the Company qualified as a financial holding company, giving it broader powers as discussed below. To date, the Company has exercised its powers as a financial holding company to acquire a non-controlling interest in a third party service provider for insurance companies and, in December 2003, acquired Magna Insurance Company. The Company also is required to file certain reports with, and otherwise complies with the rules and regulations of, the Securities and Exchange Commission (the Commission) under federal securities laws.

Federal Regulation

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

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve: (1) before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of the voting shares of such bank, (2) before it or any of its subsidiaries other than a bank may acquire all of the assets of a bank, (3) before it may merge with any other bank holding company, or (4) before it may engage in permissible non-banking activities. In reviewing a proposed acquisition, the Federal Reserve considers financial, managerial and competitive aspects. The future prospects of the companies and banks concerned and the convenience and needs of the community to be served must also be considered. The Federal Reserve also reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the holding company can service such indebtedness without adversely affecting the capital requirements of the holding company or its subsidiaries. The Bank Holding Company Act further requires that consummation of approved bank holding company or bank acquisitions or mergers must be delayed for a period of not less than 15 or more than 30 days following the date of approval. During such 15 to 30-day period, complaining parties may obtain a review of the Federal Reserve’s order granting its approval by filing a petition in the appropriate United States Court of Appeals petitioning that the order be set aside.

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

The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders’ equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company’s leverage capital ratio at December 31, 2006 was 8.63% and 7.85% at December 31, 2005.

The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories: 0%, 20%, 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 2006, the Company’s off-balance sheet items aggregated $1.0 billion; however, after the credit conversion these items represented $226.8 million of balance sheet equivalents.

The primary component of risk-based capital is Tier 1 Capital, which for the Company is essentially equal to common stockholders’ equity, less goodwill and other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2006, the Company’s Tier 1 and Total Capital ratios were 12.46% and 13.60%, respectively. At December 31, 2005, the Company’s Tier 1 and Total Capital ratios were 11.47% and 12.73%, respectively.

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

Effective in the first quarter of 1996, the FDIC lowered banks’ deposit insurance premiums from 4 to 31 cents per hundred dollars in insured deposits to a rate of 0 to 27 cents. The Banks have received a risk classification of 1A for assessment purposes. In 1997 an assessment for the Financing Corporation’s debt service was added to the FDIC quarterly premium payment. That assessment averaged 1.3 cents per hundred dollars of insured deposits during 2006 and 1.2 (annualized) for the first quarter of 2007. Total assessments paid to the FDIC amounted to $614.6 thousand in 2006.

Under the provisions of the Federal Deposit Insurance Reform Act of 2005, we received a one-time FDIC assessment credit of $3.2 million to be used against future deposit insurance assessments. This credit is not reflected in the accompanying consolidated financial statements. It will be recognized as an offset in future years against the FDIC assessments.

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

FDICIA contains a “prompt corrective action” section intended to resolve problem institutions at the least possible long-term cost to the deposit insurance funds. Pursuant to this section, the federal banking agencies are required to prescribe a leverage limit and a risk-based capital requirement indicating levels at which institutions will be deemed to be “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In the case of a depository institution that is “critically undercapitalized” (a term defined to include institutions which still have positive net worth); the federal banking regulators are generally required to appoint a conservator or receiver.

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

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. Government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

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

Summary

The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Banks. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

We do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits holding companies, banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, some of which may have substantially more financial resources than us.

Finally, additional bills may be introduced in the future in the United States Congress and state legislatures to alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and what form any of these proposals will be adopted or the extent to which the business of the Company and the Banks may be affected thereby.

Effect of Governmental Policies

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

Impact of Inflation

Our non-interest income and expenses can be affected by increasing rates of inflation; however, unlike most industrial companies, the assets and liabilities of financial institutions such as the Banks are primarily monetary in nature. Interest rates, therefore, have a more significant impact on the Banks’ performance than the effect of general levels of inflation on the price of goods and services.

ITEM 1A.   RISK FACTORS

Making or continuing an investment in securities issued by us, including our common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on us. Additional risks and uncertainties also could adversely affect our business and results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

We may be vulnerable to certain sectors of the economy.

A portion of our loan portfolio is secured by real estate. If the economy deteriorated and depressed real estate values beyond a certain point, that collateral value of the portfolio and the revenue stream from those loans could come under stress and possibly require additional provision to the allowance for loan losses. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impinged, causing additional losses.

General economic conditions in the areas where our operations or loans are concentrated may adversely affect our customers' ability to meet their obligations.

A sudden or severe downturn in the economy in the geographic markets served by us in the states of Mississippi, Louisiana, Alabama, and Florida may affect the ability of our customers to meet loan payment obligations on a timely basis. The local economic conditions in these areas have a significant impact on our commercial, real estate, and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing such loans. Changes resulting in adverse economic conditions of our market areas could negatively impact the financial results of our banking operations and our profitability. Additionally, adverse economic changes may cause customers to withdraw deposit balances, thereby causing a strain on our liquidity.

We are subject to a risk of rapid and significant changes in market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could adversely affect the valuation of our assets and liabilities.

At present our one-year interest rate sensitivity position is moderately asset sensitive, such that a gradual increase in interest rates during the next twelve months should not have a significant impact on net interest income during that period. However, as with most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates. A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread.

Certain changes in interest rates, inflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently.

Loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our securities portfolio lowering interest earnings from those investments. An underperforming stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues; in addition, wealth management fees associated with managed securities portfolios could also be adversely affected. An unanticipated increase in inflation could cause our operating costs related to salaries & benefits, technology, and supplies to increase at a faster pace than revenues.

The fair market value of our securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

The results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Natural disasters could affect our ability to operate.

Our market areas are susceptible to hurricanes. Natural disasters, such as hurricanes, can disrupt our operations, result in damage to properties and negatively affect the local economies in which we operate.

We cannot predict whether or to what extent damage caused by future hurricanes will affect our operations or the economies in our market areas, but such weather events could cause a decline in loan originations, a decline in the value or destruction of properties securing the loans and an increase in the risk of delinquencies, foreclosures or loan losses.

Insurance

As a result of Hurricane Katrina and other storms, windstorm insurance costs have increased during the past year regionally, and have also increased for all of our properties. Currently, we have total windstorm coverage on our Mississippi branches with property values of $30.4 million subject to a 2% deductible per location. We also have separate flood coverage on the branches that flooded during Hurricane Katrina. Our corporate headquarters located in downtown Gulfport, MS has a $15 million deductible and the branches have a $100,000 deductible per occurrence for fire and lightning losses. We also maintain business interruption insurance. We rely on our own liquidity during the hurricane season to cover two to three months of overhead costs, and we maintain additional capital to satisfy any emergency repairs before insurance recoveries are received. The future availability and costs of windstorm and flood insurance are unknown, but this factor may result in additional insurance costs to us.

Greater loan losses than expected may adversely affect our earnings.

We as lender are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for estimated loan losses based on a number of factors. We believe that our current allowance for loan losses is adequate. However, if our assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

The projected benefit obligations of our pension plan exceed the fair market value of the Plan's assets.

Investments in the portfolio of our pension plan may not provide adequate returns to fully fund benefits as they come due, thus causing higher annual plan expenses and requiring additional contributions by us.

We may need to rely on the financial markets to provide needed capital.

Our stock is listed and traded on the NASDAQ Global Select. Although we anticipate that our capital resources will be adequate for the foreseeable future to meet our capital requirements, at times we may depend on the liquidity of the NASDAQ market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, we may be constrained in raising capital. We maintain a consistent analyst following; therefore, downgrades in our prospects by an analyst(s) may cause our stock price to fall and significantly limit our ability to access the markets for additional capital requirements. Should these risks materialize, our ability to further expand our operations through internal growth may be limited.

We are subject to regulation by various Federal and State entities.

We are subject to the regulations of the Securities and Exchange Commission (“SEC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Mississippi Department of Banking and Consumer Finance, the Louisiana Office of Financial Institutions, the Florida Office of Financial Regulation, the Alabama Banking Department and the Mississippi Department of Insurance. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various Federal and State laws and certain changes in these laws and regulations may adversely affect our operations. Non compliance with certain of these regulations may impact our business plans, including ability to branch, offer certain products, or execute existing or planned business strategies.

We are also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could adversely affect the reported financial statements or our results of operations and may also require extraordinary efforts or additional costs to implement.

Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us.

We engage in acquisitions of other businesses from time to time.

On occasion, we will engage in acquisitions of other businesses. Inability to successfully integrate acquired businesses can pose varied risks to us, including customer and employee turnover, thus increasing the cost of operating the new businesses. The acquired companies may also have legal contingencies, beyond those that we are aware of, that could result in unexpected costs. Moreover, there can be no assurance that acquired businesses will achieve prior or planned results of operations.

We are subject to industry competition which may have an impact upon our success.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive financial services environment. Certain competitors are larger and may have more resources than we do. We face competition in our regional market areas from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our nonbank competitors are not subject to the same extensive regulations that govern us or the Bank and may have greater flexibility in competing for business.

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success may depend, in part, on its ability to use technology competitively to provide products and services that provide convenience to customers and create additional efficiencies in our operations.

Future issuances of additional securities could result in dilution of shareholders' ownership.

We may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. Such issuances of our securities will dilute the ownership interests of our shareholders.

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.

Certain provisions of state and federal law and our articles of incorporation may make it more difficult for someone to acquire control of us. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including our shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquirer and the antitrust effects of the acquisition. There also are Mississippi statutory provisions and provisions in our articles of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our articles of incorporation could result in our being less attractive to a potential acquirer.

Securities issued by us, including our common stock, are not FDIC insured.

Securities issued by us, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Bank Insurance Fund, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

Our main office is located at One Hancock Plaza, in Gulfport, Mississippi.

We operate 149 banking and financial services offices and 131 automated teller machines across south Mississippi, Louisiana, south Alabama and the Florida Panhandle. We lease 69 of the 149 locations with the remainder being owned.

In addition to the above, Hancock Bank MS owns land and other properties acquired through foreclosures of loan collateral. The major item is approximately 3,700 acres of timberland in Hancock County, Mississippi, which Hancock Bank MS acquired by foreclosure in the 1930's.

ITEM 3.     LEGAL PROCEEDINGS

We are party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, all such matters are adequately covered by insurance or, if not so covered, are not expected to have a material adverse effect on our financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Stock Market under the symbol “HBHC” and is quoted in publications under “HancHd.” The following table sets forth the high and low sale prices of our common stock as reported on the NASDAQ Stock Market. These prices do not reflect retail mark-ups, mark-downs or commissions.

                                                                                              Cash
                                            High                      Low                   Dividends
                                            Sale                     Sale                     Paid
                                         ------------             ------------            --------------
2006
              4th quarter                  $56.00                   $50.85                   $0.240
              3rd quarter                   56.79                    49.71                    0.240
              2nd quarter                   57.19                    44.02                    0.220
              1st quarter                   46.67                    37.75                    0.195

2005
              4th quarter                  $39.90                   $31.08                   $0.195
              3rd quarter                   37.84                    29.93                    0.195
              2nd quarter                   34.87                    28.25                    0.165
              1st quarter                   34.20                    30.25                    0.165

There were 5,797 registered holders and approximately 5,500 unregistered holders of common stock of the Company at February 9, 2007 and 32,671,196 shares issued. On February 9, 2007, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Stock Market were $47.25 and $45.94, respectively. The principal source of funds to the Company to pay cash dividends is the dividends received from Hancock Bank, Gulfport, Mississippi and Hancock Bank of Louisiana, Baton Rouge, Louisiana and Hancock Bank of Florida, Tallahassee, Florida. Consequently, dividends are dependent upon earnings, capital needs, regulatory policies and statutory limitations affecting the banks. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid to the Company by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Hancock Bank of Louisiana are subject to approval by the Commissioner for Financial Institutions of the State of Louisiana. Dividends paid by Hancock Bank of Florida are subject to approval by the Florida Department of Financial Services. The Company’s management does not expect regulatory restrictions to affect its policy of paying cash dividends. Although no assurance can be given that Hancock Holding Company will continue to declare and pay regular quarterly cash dividends on its common stock, the Company has paid regular cash dividends since 1937.

Stock Performance Graph

The following is a line graph presentation comparing cumulative, five-year shareholder returns on an indexed basis with a performance indicator of the overall stock market and an index of peer companies selected by us. The broad market index used in the graph is the NASDAQ Market Index. The peer group index is a group of financial institutions in the Southeast with approximate market capitalization ranging from $1.0 billion to $2.0 billion; a list of the Companies included in the index follows the graph.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities.

                                     (a)                   (b)                        (c)                            (d)
                                                                                Total number of                Maximum number
                                                                               shares purchased                   of shares
                                 Total number                                as a part of publicly             that may yet be
                                 of shares or           Average Price          announced plans                purchased under
                                units purchased        Paid per Share           or programs (1)               Plans or Programs
                               -----------------     -----------------     --------------------------     -------------------------

Oct. 1, 2006 - Oct. 31, 2006                  -         $           -                               -                1,545,378
Nov. 1, 2006 - Nov. 30, 2006                  -                     -                               -                1,545,378
Dec. 1, 2006 - Dec. 31, 2006                  -                     -                               -                1,545,378
                               -----------------     -----------------     --------------------------
Total                                         -         $           -                               -
                               =================     =================     ==========================

 (1)  The Company publicly announced its stock buy-back program on July 18, 2000.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations” and the consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of our future operating results.

                                                                At and For the Years Ended December 31,
                                               ------------------------------------------------------------------------
                                                   2006           2005           2004           2003          2002
                                               -------------  -------------  -------------  ------------  -------------
                                                                      (Unaudited, in thousands)
Period-End Balance Sheet Data:
Securities                                      $ 1,903,658    $ 1,959,261    $ 1,302,369   $ 1,278,049    $ 1,486,810
Short-term investments                              222,439        410,226        150,261        11,288         47,257
Loans, net of unearned income                     3,266,584      2,989,186      2,748,560     2,448,644      2,104,982
Total earning assets                              5,392,680      5,358,673      4,201,191     3,737,981      3,639,049
Allowance for loan losses                            46,772         74,558         40,682        36,750         34,740
Total assets                                      5,964,565      5,950,187      4,664,726     4,150,358      3,973,147
Total deposits                                    5,030,991      4,989,820      3,797,945     3,447,847      3,301,500
Short-term notes                                          -              -              -         9,400              -
Long-term notes                                         258         50,266         50,273        50,428         51,020
Total preferred stockholders' equity                      -              -              -        37,067         37,069
Total common stockholders' equity                   558,410        477,415        464,582       397,814        387,513

Average Balance Sheet Data:
Securities                                      $ 2,228,822    $ 1,434,415    $ 1,345,350   $ 1,466,156    $ 1,493,574
Short-term investments                              211,511        137,821         34,911        57,986         83,427
Loans, net of unearned income                     3,062,222      2,883,020      2,599,561     2,238,245      1,961,299
Total earning assets                              5,502,555      4,455,256      3,979,822     3,762,387      3,538,300
Allowance for loan losses                            64,285         50,107         38,117        35,391         33,135
Total  assets                                     6,031,800      4,931,030      4,424,334     4,111,949      3,857,698
Total  deposits                                   5,069,427      4,001,426      3,602,734     3,407,205      3,174,946
Short-term notes                                      1,068          3,836          2,311            26              -
Long-term notes                                      13,278         50,275         50,312        50,677         51,299
Total preferred stockholders' equity                      -              -          2,240        37,069         37,069
Total common stockholders' equity                   513,656        475,701        447,384       396,034        388,821

                                                                   At and For the Years Ended December 31,
                                                    ---------------------------------------------------------------------
                                                       2006          2005            2004           2003         2002
                                                    -----------  --------------  -------------  ------------  -----------
                                                                         (Unaudited, in thousands)
Performance Ratios:
Return on average assets                                 1.69%           1.10%          1.39%         1.34%        1.32%
Return on average common equity                         19.82%          11.36%         13.79%        13.88%       13.13%
Net interest margin (te)*                                4.23%           4.40%          4.44%         4.45%        4.70%
Average loans to average deposits                       60.41%          72.05%         72.16%        65.69%       61.77%
Noninterest income excluding storm-related insurance
gain, gain on sale of branches and credit card
 merchant, and securities transactions,
 as a percent of total revenue (te)                     30.87%          31.86%         33.77%        30.40%       30.11%
Noninterest expense as a percent of total revenue (te)
before amortization of purchased intangibles,
storm-related insurance gain, gains on sale of
branches and credit card merchant, and
securities transactions                                 58.99%          58.82%         57.33%        57.83%       57.83%
Allowance for loan losses to period-end loans            1.43%           2.49%          1.48%         1.50%        1.65%
Non-performing assets to loans plus other real estate    0.13%           0.42%          0.40%         0.73%        0.84%
Allowance for loan losses to non-performing loans
and accruing loans 90 days past due                    694.67%         195.50%        251.85%       169.73%      143.48%
Net charge-offs to average loans                         0.23%           0.30%          0.48%         0.59%        0.91%
FTE employees (period-end)                               1,848           1,735          1,767         1,734        1,790

Capital Ratios:
Common stockholders' equity to total assets              9.36%           8.02%          9.96%         9.59%        9.75%
Tier 1 leverage                                          8.63%           7.85%          8.97%         9.29%        9.19%
Tier 1 risk-based                                       12.46%          11.47%         12.39%        13.65%       14.88%
Total risk-based                                        13.60%          12.73%         13.58%        14.88%       16.11%

Income Data:
Interest income                                      $ 344,330       $ 263,631      $ 226,774     $ 218,149    $ 230,781
Interest expense                                       119,863          74,819         57,270        57,961       72,053
Net interest income                                    224,467         188,812        169,504       160,188      158,728
Net interest income (te)                               232,730         196,189        176,777       167,358      166,190
Provision for (reversal of) loan losses                (20,762)         42,635         16,537        15,154       18,495
Noninterest income excluding storm-related insurance
gain, gains on sale of  branches and  credit card
merchant and securities transactions                   103,918          91,738         84,860        73,089       71,589
Net storm-related items                                  5,084           6,584              -             -            -
Gains/(losses) on sales of securities, net              (5,169)            (53)           163         1,667            4
Gains on sales of branches                                   -               -          2,258             -            -
Gain on sale of credit card merchant
services business                                            -               -          3,000             -            -
Noninterest expense excluding amortization
of intangibles                                         198,591         169,349        153,006       139,060      137,508
Amortization of intangibles                              2,125           2,194          1,945         1,148          750
Net income before income taxes                         148,346          72,903         88,297        79,582       73,569
Net income                                             101,802          54,032         61,704        54,955       51,043
Net income available to common stockholders            101,802          54,032         61,704        52,302       48,390

*Tax Equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

                                                                    At and For the Years Ended December 31,
                                              ------------------------------------------------------------------------------------
                                                 2006              2005                2004             2003             2002
                                              -------------  -----------------   ----------------  ---------------  --------------
Per Common Share Data:                                         (Unaudited, in thousands except per share data)
Basic earnings per share                           $  3.13       $  1.67            $  1.91          $  1.70         $  1.54
Diluted earnings per share                         $  3.06       $  1.64            $  1.87          $  1.64         $  1.50
Cash dividends paid                                $ 0.895       $  0.72            $  0.58          $  0.44         $  0.40
Book value                                         $ 17.09       $ 14.78            $ 14.32          $ 13.06         $ 12.55
Dividend payout ratio                               28.59%        43.11%             30.37%           25.88%          25.97%
Weighted average number of shares outstanding
   Basic                                            32,534        32,365             32,390           30,714          31,486
   Diluted                                          33,304        32,966             33,052           33,410          34,084
Number of shares outstanding (period end)           32,666        32,301             32,440           30,455          30,887
Market data:
   High closing price                              $ 57.19       $ 39.90            $ 34.83          $ 29.25         $ 25.19
   Low closing price                               $ 37.75       $ 28.25            $ 25.00          $ 21.00         $ 13.78
   Period-end closing price                        $ 52.84       $ 37.81            $ 33.46          $ 27.29         $ 22.33
   Trading volume                                   27,275        22,404             11,572           11,410          18,812

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Holding Company and its subsidiaries (Hancock) during 2006 and selected prior periods. This discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this report, including the preceding consolidated financial statements and related notes. Certain information relating to prior years has been reclassified to conform to the current year’s presentation.

FORWARD-LOOKING STATEMENTS

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from management expectations. This discussion and analysis contains forward-looking statements and reflects management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements.

EXECUTIVE OVERVIEW

Diluted earnings per common share for 2006 were $3.06 on earnings of $101.8 million. Diluted earnings per common share were up 87% and net earnings increased by 88% as compared to 2005. Net income for both 2006 and 2005 was affected by several items related to the impact of Hurricane Katrina, which made landfall in our region on August 29, 2005. In 2005, net income was negatively affected by storm-related items totaling $21.1 million on an after tax basis. The largest of 2005‘s items was the establishment of a $35.2 million (pretax) allowance for loan losses related to the storm. In the third quarter of 2006, we reversed $20.0 million from the storm-related allowance for loan losses due to better than expected loss experience with storm impacted credits. In addition, we negotiated a final settlement with our property and casualty insurance provider and booked a $5.1 million gain in 2006‘s fourth quarter.

Our management team continues to evaluate opportunities for growth and expansion as evidenced by our approval for a charter in the state of Alabama. Strategic management of earning assets and deposit mix, continued focus on efficiency and credit quality, and improved non-interest income drove the increase in operating earnings in 2006.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) is the primary component of Hancock’s earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For internal analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans). Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income (te).

Another significant statistic in the analysis of net interest income is the effective interest differential (also referred to as the net interest margin), which is the average of net interest earned, net interest income (te) less net interest expense, on Hancock’s average earning assets. The difference between the average yield on earning assets and the effective rate paid for all deposits and borrowed funds, non-interest-bearing as well as interest-bearing is the net interest spread. Since a portion of the Bank’s deposits does not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The net interest margin (te) for the years 2006 and 2005 was 4.23% and 4.40%, respectively.

Net interest income (te) of $232.7 million was recorded for the year 2006, an increase of $36.5 million, or 19%, from 2005. We also experienced a significant increase of $19.4 million, or 11%, from 2004 to 2005. The factors contributing to the changes in net interest income (te) for 2006, 2005 and 2004 are presented in Tables 1 and 2. Table 1 is an analysis of the components of Hancock’s average balance sheets, levels of interest income and expense and the resulting earning asset yields and liability rates. Table 2 breaks down the overall changes in the level of net interest income into rate and volume.

When comparing 2006 to 2005, the primary driver of the $36.5 million, or 19% increase, in net interest income (te) was a $1,047.3 million, or 24%, increase in average earning assets mainly from average loan growth of $179.2 million, or 7%. Hancock’s loan growth and overall increase in earning assets was primarily funded by average deposit growth of $1,068.0 million, or 27%. This overall improvement in the earning asset mix enabled us to maintain our average loan-to-deposit ratio at 60% for the year ended December 31, 2006 compared to 72% in 2005. For the years ended December 31, 2006 and 2005, loans comprise 56% of Hancock’s earning asset base. It is not uncommon for loan growth to lag deposit growth in the aftermath of a storm such as Hurricane Katrina in 2005. Loan growth in Hancock’s operating region is expected to continue as inflows of insurance and federal aid funds have begun to subside. The net interest margin (te) narrowed 17 basis points as the overall increase in average earning asset yield (33 basis points) did not offset the increase in total funding costs (50 basis points). Hancock’s ability to effect continuing improvements in the earning asset mix remains a significant positive contributor to future earnings growth.

Average earning assets increased $1,047.3 million, or 24%, during 2006 mainly from average loan growth of $179.2 million, or 6%. Average securities increased $794.4 million, or 55%, over 2005. The increase in average earning assets was funded primarily with total average deposit growth of $1,068.0 million, or 27%. Average interest-bearing deposits increased $761.9 million, or 24%, while average non-interest bearing deposits increased $306.1 million, or 37% resulting primarily from the aforementioned inflows of deposits related to Hurricane Katrina.

Recognizing the importance of interest differential to total earnings, management places great emphasis on managing interest rate spreads. Although interest differential is affected by national, regional, and area economic differential through appropriate loan and investment policies. These policies are designed to maximize interest differential while maintain sufficient liquidity and availability of funds for purposes of meeting existing commitments and for investment in loans and other investment opportunities that may arise.

     The following  table is a summary of average balance sheets that reflects  average  interest  earned,  average interest paid, average yield and average rate:

TABLE  1.   Summary of Average Balance Sheets (w/Net Interest Income (te) & Interest Rates)
----------------------------------------------------------------------------------------------------------------------------
                                                       2006                        2005                       2004
                                           ---------------------------------------------------------------------------------
                                            Average                       Average                    Average
                                            Balance  Interest    Rate     Balance  Interest  Rate    Balance  Interest  Rate
                                           ---------------------------------------------------------------------------------
                                                                            (In thousands)
ASSETS
EARNING ASSETS
 Loans* (te)                              $3,062,222  $235,067   7.68% $2,883,020 $201,446  6.99% $2,599,561 $172,868  6.65%
                                          ---------------------------------------------------------------------------------
 U.S. Treasury securities                     63,668     3,018   4.74%     16,838      532  3.16%     11,003      200  1.82%
 U.S. agency securities                    1,270,128    60,701   4.78%    514,834   21,499  4.18%    424,875   17,755  4.18%
 CMOs                                        154,673     6,142   3.97%    241,473    9,492  3.93%    296,625   11,515  3.88%
 Mortgage-backed securities                  491,130    23,313   4.75%    437,037   19,407  4.44%    389,871   16,706  4.29%
 Obligations of states and political
   subdivisions: taxable                      20,205       350   1.73%      6,050      428  7.08%      6,777      497  7.33%
   nontaxable (te)                           151,681    10,416   6.87%    155,414   10,823  6.96%    166,540   11,874  7.13%
 FHLB stock and
   other corporate securities                 77,337     3,826   4.95%     62,769    2,822  4.50%     49,659    2,248  4.53%
                                           ---------------------------------------------------------------------------------
    Total investment in securities         2,228,822   107,766   4.84%  1,434,415   65,003  4.53%  1,345,350   60,795  4.52%
                                           ---------------------------------------------------------------------------------
 Federal funds sold and
   short-term investments                    211,511     9,759   4.61%    137,821    4,559  3.31%     34,911      384  1.10%
                                           ---------------------------------------------------------------------------------
    Total earning assets (te)              5,502,555   352,592   6.41%  4,455,256  271,008  6.08%  3,979,822  234,047  5.88%
                                           ---------------------------------------------------------------------------------
NON-EARNING ASSETS
 Other assets                                593,530                      525,881                    482,629
 Allowance for loan losses                   (64,285)                     (50,107)                   (38,117)
                                          -----------                  -----------                -----------
    Total assets                          $6,031,800                   $4,931,030                 $4,424,334
                                          ===========                  ===========                ===========

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
 Interest-bearing transaction deposits    $1,623,597    14,931   0.92% $1,384,605    9,203  0.66% $1,360,198    8,191  0.60%
 Time deposits                             1,545,834    62,807   4.06%  1,149,239   40,654  3.54%  1,018,165   35,056  3.44%
 Public funds                                771,146    32,354   4.20%    644,849   17,724  2.75%    574,266    9,323  1.62%
                                          ----------------------------------------------------------------------------------
    Total interest-bearing deposits        3,940,577   110,092   2.79%  3,178,693   67,581  2.13%  2,952,629   52,570  1.78%
                                          ----------------------------------------------------------------------------------
 Customer repurchase agreements              250,603     9,060   3.62%    224,842    4,351  1.94%    195,470    1,909  0.98%
 Other interest-bearing liabilities           30,580       711   2.32%     69,057    2,887  4.18%     69,960    2,791  3.99%
                                          ----------------------------------------------------------------------------------
    Total interest-bearing liabilities     4,221,760   119,863   2.84%  3,472,592   74,819  2.15%  3,218,059   57,270  1.78%
                                          ----------------------------------------------------------------------------------
NON-INTEREST BEARING LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
 Demand deposits                           1,128,850                      822,733                    650,106
 Other liabilities                           167,534                      160,004                    106,545
 Preferred stockholders' equity                    -                            -                      2,240
 Common stockholders' equity                 513,656                      475,701                    447,384
                                          ----------------------------------------------------------------------------------
    Total liabilities, preferred stock &
     common stockholders' equity          $6,031,800            2.18%  $4,931,030           1.68% $4,424,334           1.44%
                                          ===========          ===================         ==================         =======
    Net interest income and margin (te)               $232,729  4.23%             $196,189  4.40%            $176,777  4.44%
    Net earning assets and spread         $1,280,795            3.57%    $982,664           3.93%   $761,763           4.10%
                                          ===========          ===================         ==================         =======

*Loan interest income includes loan fees of $8.6 million, $9.2 million and $11.1 million for each of the three years ended
December 31, 2006.  Non-accrual  loans in average balances and income on such loans, if recognized, is recorded on a cash basis.
Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

     The following table presents the change in interest income and the change in interest expense:

TABLE  2.   Summary of Changes in Net Interest Income (te)
--------------------------------------------------------------------------------------------------------------------------
                                                  2006 Compared to 2005                    2005 Compared to 2004
                                       -----------------------------------------------------------------------------------
                                                 Due to                                     Due to
                                               Change in               Total               Change in             Total
                                       --------------------------     Increase     -------------------------    Increase
                                         Volume          Rate        (Decrease)      Volume         Rate       (Decrease)
                                       -----------------------------------------------------------------------------------
                                                                          (In thousands)
INTEREST INCOME (te)
Loans*                                    $14,008        $19,612       $33,620      $16,913         $11,665       $28,578
                                       -----------------------------------------------------------------------------------

U.S. Treasury securities                    2,107            379         2,486          139             193           332
U.S. agency securities                     35,684          3,517        39,201        3,735               9         3,744
CMOs                                       (3,273)           (76)       (3,349)      (1,918)           (105)       (2,023)
Mortgage-backed securities                  2,504          1,402         3,906        2,072             629         2,701
Obligations of states and
political subdivisions:
taxable                                       271           (349)          (78)         (29)            (40)          (69)
nontaxable (te)                              (252)          (155)         (407)        (143)           (908)       (1,051)
FHLB stock and
other corporate securities                    701            304         1,005          589             (15)          574
                                       -----------------------------------------------------------------------------------
Total investment in securities             37,742          5,022        42,764        4,445            (237)        4,208
                                       -----------------------------------------------------------------------------------

Federal funds and short-term investments    2,991          2,209         5,200        2,483           1,692         4,175
                                       -----------------------------------------------------------------------------------
Total interest income (te)                $54,741        $26,843       $81,584      $23,841         $13,120       $36,961
                                       -----------------------------------------------------------------------------------

Interest-bearing transaction deposits      $1,777         $3,951        $5,728         $149            $863        $1,012
Time deposits                              15,486          6,668        22,154        4,615             983         5,598
Public funds                                3,967         10,663        14,630        1,266           7,135         8,401
                                       -----------------------------------------------------------------------------------
Total interest-bearing deposits            21,230         21,282        42,512        6,030           8,981        15,011
                                       -----------------------------------------------------------------------------------

Customer repurchase agreements                550          4,159         4,709          324           2,118         2,442
Other interest-bearing liabilities         (2,175)            (2)       (2,177)          65              31            96
                                       -----------------------------------------------------------------------------------
Total interest expense                    $19,605        $25,439       $45,044        6,419         $11,130       $17,549
                                       -----------------------------------------------------------------------------------

Change in net interest income (te)        $35,136         $1,404       $36,540      $17,422          $1,990       $19,412
                                       ===================================================================================
Provision for Loan Losses

In 2005 Hancock established a $35.2 million allowance for loan losses related to Hurricane Katrina. In 2006, Hancock reversed $20.0 million of this related allowance for loan losses due to better than expected loss experience with storm impacted credits. Net charge-offs decreased $1.7 million, or 20%, from 2005 to 2006 and were $7.0 million for 2006. The provision for loan losses reflects management’s assessment of the adequacy of the allowance for loan losses to absorb probable losses in the loan portfolio. The amount of provision for each period is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, identified loan impairment, management’s assessment of the loan portfolio quality, the value of collateral, as well as, overall economic factors. Hancock’s allowance for loan losses as a percent of period-end loans was 1.43% at December 31, 2006, a decrease of 106 basis points from the 2.49% at December 31, 2005.

Noninterest Income

Table 3 presents a three-year analysis of the components of noninterest income. Overall, noninterest income of $103.8 million was reported in 2006, as compared to $98.3 million for 2005 and $90.3 million for 2004. This represents an increase of $5.5 million, or 6%, from 2005 to 2006 and an increase of $8.0 million, or 9%, from 2004 to 2005. Included in noninterest income in 2006 and 2005 are net storm-related gains of $5.1 and $6.6 million, respectively. These represent gains on involuntary conversions of assets lost in Hurricane Katrina for which insurance proceeds had been received net of certain direct costs. Excluding the impact of net storm-related gains and securities transactions, noninterest income for 2006 was $103.9 million compared to noninterest income in 2005 of $91.7 million. This represents an increase of $12.2 million, or 13% as compared to 2005. During 2004, Hancock sold four Louisiana branches at a $2.3 million pre-tax gain and also sold its credit card merchant services business at a pre-tax gain of $3.0 million.

TABLE  3.   Noninterest Income
---------------------------------------------------------------------------------------------------------------------------
                                                       2006           % Change       2005          % Change          2004
                                                   ------------------------------------------------------------------------
                                                                                (In thousands)
Service charges on deposit accounts                   $36,228              4%       $34,773            -20%        $43,631
Trust fees                                             13,286             20%        11,107             23%          9,030
Investment and annuity fees                             5,970             18%         5,076            121%          2,295
Insurance commissions and fees                         19,246             13%        17,099             86%          9,193
Debit card and merchant fees                            7,298             50%         4,878             14%          4,271
ATM fees                                                5,005             19%         4,202             -7%          4,512
Secondary mortgage market operations                    3,528             59%         2,221            -24%          2,934
Other fees and income                                  13,357              8%        12,382             38%          8,994
                                                   ------------------------------------------------------------------------
   Total recurring non-interest income                103,918             13%        91,738              8%         84,860
Net storm-related gains                                 5,084            -23%         6,584            N/M*              -
Gains on sales of branches and credit
   card merchant service business                           -               -             -               -          5,258
Securities gains/(losses)                              (5,169)           N/M*           (53)          -133%            163
                                                   ------------------------------------------------------------------------
   Total noninterest income                          $103,833              6%       $98,269              9%        $90,281
                                                   ========================================================================
*Not meaningful

Increases in noninterest income, when comparing 2006 to 2005, were experienced in trust fees, debit card and merchant fees, insurance commission fees, and service charges on deposit accounts. Trust fee income increased $2.2 million, or 20%, when compared to the previous year as a result of increases in the value of assets under care (either managed or in custody). Debit card and merchant fees increased $2.4 million, or 50%, from 2005 to 2006 and there were higher levels of insurance commissions and fees (up $2.1 million or 13%). Securities losses increased $5.1 million from losses of $53,000 in 2005 to losses of $5.2 million in 2006.

Considerable increases in noninterest income, when comparing 2005 to 2004, were experienced in trust fees, investment and annuity fees, insurance commission fees, and other fees and income. Smaller increases were also experienced in debit card and merchant fees. Significantly offsetting the increased noninterest income when compared to 2004 were decreases in service charges on deposit accounts principally due to waived return item fees and other service charges as a result of accommodations to customers impacted by Hurricane Katrina along with changes in customer behavior since many had significant cash available from insurance proceeds.

Trust fee income for 2005 increased $2.1 million, or 23%, when compared to 2004 as a result of increases in the value of asset under care (either managed or in custody). Investment and annuity fees increased $2.8 million, or 121%, from 2004 to 2005. Higher levels of insurance commissions and fees (up $7.9 million or 86%) were mostly related to higher revenues associated with Magna Insurance Company, our wholly owned insurance company. In addition, on July 1, 2005 the Company acquired J. Everett Eaves, Inc. a property and casualty insurance agency, as a division of Hancock Insurance Agency. Other fees and income increased $3.4 million, or 38%, from 2004 to 2005, primarily due to $1.1 million of non refundable purchase option income on real estate.

Service charges on deposit accounts decreased $8.9 million, or 20%, when comparing 2005 to 2004, primarily due to aforementioned waived return items and other service charges resulting from the impact of Hurricane Katrina. The level of ATM fees decreased from 2004 to 2005 by $310,000, or 7%, due to decreased volume. Secondary mortgage market operations income decreased $713,000, or 24%, compared to 2004 primarily due to the reversal during 2004 of an $850,000 mortgage servicing rights valuation allowance that had been previously established. Securities transactions gains/losses declined by $216,000, or 133%, from gains of $163,000 in 2004 to losses of $53,000 in 2005.

Noninterest Expense

Table 4 presents an analysis of the components of noninterest expense for the years 2006, 2005 and 2004. Hancock’s level of operating expenses increased $29.2 million, or 17%, from 2005 to 2006 and $16.6 million, or 11%, from 2004 to 2005.

TABLE 4.  Noninterest Expense
----------------------------------------------------------------------------------------------------------------------------
                                                    2006          % Change          2005            % Change         2004
                                              ------------------------------------------------------------------------------
                                                                            (In thousands)
Employee compensation                              $84,569             10%         $76,602              11%         $68,910
Employee benefits                                   19,184              9%          17,556               0%          17,494
                                              ------------------------------------------------------------------------------
Total personnel expense                            103,753             10%          94,158               9%          86,404
Equipment and data processing expense               21,301             23%          17,358               0%          17,287
Net occupancy expense                               13,350             22%          10,926              10%           9,915
Postage and communications                           9,649             23%           7,820              -4%           8,152
Ad valorem and franchise taxes                       3,346             -7%           3,607             112%           1,699
Legal and professional services                     14,994             44%          10,429              25%           8,322
Printing and supplies                                1,997             12%           1,787               5%           1,702
Amortization of intangible assets                    2,125             -3%           2,194              13%           1,945
Advertising                                          6,642             27%           5,232              22%           4,292
Deposit insurance and regulatory fees                  946             16%             814              -4%             844
Training expenses                                      564             57%             359             -13%             412
Other real estate owned expense/(income)              (390)           178%            (140)           -127%             514
Other expense                                       22,439             32%          16,999              26%          13,463
                                              ------------------------------------------------------------------------------
    Total noninterest expense                     $200,716             17%        $171,543              11%        $154,951
                                              ==============================================================================

The significant factors driving the increase in operating expenses from 2005 to 2006 included an increase in personnel expense ($9.6 million, or 10%), net occupancy expense ($2.4 million, or 22%), legal and professional services ($4.5 million, or 44%), equipment and data processing expense ($3.9 million, or 23%), postage and communication expense, ($1.8 million, or 23%) and advertising expense ($1.4 million, or 27%).

In 2005, operating expenses increased $16.6 million, or 11%, over 2004. Increases were reflected in personnel expense ($7.8 million, or 9%), net occupancy expense ($1.0 million, or 10%), legal and professional services ($2.1 million, or 25%), ad valorem and franchise taxes ($1.9 million, or 112%), amortization of intangible assets ($249,000, or 13%), and other expenses ($3.5 million, or 26%).

Income Taxes

Income tax expense was $46.5 million in 2006, $18.9 million in 2005 and $26.6 million in 2004. Income tax expense increased because of the higher level of pretax income in 2006. Our effective income tax rate continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income and tax credits. The effective tax rates for 2006, 2005 and 2004 were 31%, 26% and 30%, respectively. The 5% increase in Hancock’s effective tax rate was due primarily to the decrease in the percentage of tax-exempt income as it relates to pre-tax book income. We expect our effective tax rate to be approximately 31% for 2007.

SEGMENT REPORTING

Hancock’s primary segments are geographically divided into the Mississippi (MS), Louisiana (LA) and Florida (FL) markets. Each segment offers the same products and services but is managed separately due to different pricing, product demand, and consumer markets. Each segment offers commercial, consumer and mortgage loans and deposit services. In the following table, the column “Other” includes our additional consolidated subsidiaries: Hancock Investment Services, Inc., Hancock Insurance Agency, Inc., Harrison Finance Company, Magna Insurance Company, and three real estate corporations owning land and buildings that house bank branches and other facilities. Following is selected information for Hancock’s segments:

TABLE  5.  Segment Reporting
----------------------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended
                                                                         December 31, 2006
                                        ------------------------------------------------------------------------------------------

                                               MS             LA              FL            Other      Eliminations   Consolidated
                                        --------------    -----------    ------------    -----------   ------------   ------------
                                                                            (In thousands)
Interest income                           $   193,698     $  136,844         $  8,108     $  20,270    $ (14,590)     $  344,330
Interest expense                               72,154         52,833            2,934         6,103      (14,161)        119,863
                                        --------------    -----------    ------------    -----------   ------------   ------------
   Net interest income                        121,544         84,011            5,174        14,167         (429)        224,467
Provision (recovery) for loan losses          (19,811)        (4,446)             834         2,661            -         (20,762)
Noninterest income                             47,844         29,782              346        25,966         (105)        103,833
Depreciation and amortization                   6,986          2,611              319           527             -         10,443
Other noninterest expense                      89,978         61,688            5,172        33,479          (44)        190,273
                                        --------------    -----------    ------------    -----------   ------------   ------------
Income before income taxes                     92,235         53,940             (805)        3,466         (490)        148,346
Income tax expense (benefit)                   23,074         24,035             (603)         (796)         834          46,544
                                        --------------    -----------    ------------    -----------   ------------   ------------
   Net income (loss)                      $    69,161     $   29,905         $   (202)    $   4,262    $  (1,324)     $  101,802
                                        ==============    ===========    ============    ===========   ============   ============

Total assets                              $ 3,454,274     $2,365,422         $158,836     $ 807,912    $(821,879)     $5,964,565

Total interest income from affiliates     $    13,895     $        6         $    260     $       -    $ (14,161)     $        -

Total interest income from external
  customers                               $   179,803     $  136,838         $  7,848     $  20,270    $    (429)     $  344,330

(Amortization) & accretion of securities  $    10,287     $    1,123         $    (51)    $     (59)   $       -      $   11,300

TABLE  5.  Segment Reporting (continued)
------------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended
                                                                         December 31, 2005
                                               -------------------------------------------------------------------------

                                                    MS          LA         FL       Other     Eliminations  Consolidated
                                               -----------  ----------- ---------  ---------  ------------  ------------
                                                                           (In thousands)
Interest income                                $  140,583   $  109,248  $  6,563   $ 17,037   $  (9,800)    $  263,631
Interest expense                                   45,392       33,184     1,796      3,902      (9,455)        74,819
                                               -----------  ----------- ---------  ---------  ------------  ------------
Net interest income                                95,191       76,064     4,767     13,135        (345)       188,812
Provision for loan losses                          24,744       14,836       494      2,561           -         42,635
Noninterest income                                 46,197       28,061       476     23,671        (135)        98,270
Depreciation and amortization                       5,299        2,467       453        498           -          8,717
Other noninterest expense                          73,725       56,065     4,349     28,819        (131)       162,827
                                               -----------  ----------- ---------  ---------  ------------  ------------
Income before income taxes                         37,620       30,757       (53)     4,928        (349)        72,903
Income tax expense (benefit)                       16,673         (191)      170      2,260         (41)        18,871
                                               -----------  ----------- ---------  ---------  ------------  ------------
Net income (loss)                              $   20,947   $   30,948  $   (223)  $  2,668   $    (308)    $   54,032
                                               ===========  =========== =========  =========  ============  ============

Total assets                                   $3,546,748   $2,138,894  $ 122,845  $ 697,548  $ (555,848)   $5,950,187

Total interest income from affiliates          $    9,334   $        -  $     121  $       -  $   (9,455)   $        -

Total interest income from
  external customers                           $  131,249   $  109,248  $   6,442  $  17,037  $     (345)   $  263,631

(Amortization) & accretion of securities       $     (477)  $   (1,228) $     (81) $     (61) $        -    $   (1,847)

                                                                           Year Ended
                                                                       December 31, 2004
                                               -------------------------------------------------------------------------

                                                      MS         LA         FL       Other    Eliminations  Consolidated
                                               -----------  ----------- ---------  ---------  ------------  ------------
                                                                         (In thousands)
Interest income                                $  120,197   $   91,148  $  3,089   $ 17,189   $  (4,849)    $  226,774
Interest expense                                   37,953       20,385       922      2,581      (4,571)        57,270
                                               -----------  ----------- ---------  ---------  ------------  ------------
Net interest income                                82,244       70,763     2,167     14,608        (278)       169,504
Provision for loan losses                           5,564        6,429       928      3,616           -         16,537
Noninterest income                                 39,894       33,255       445     19,084      (2,397)        90,281
Depreciation and amortization                       5,879        2,648        67        563           -          9,157
Other noninterest expense                          67,370       51,348     3,047     24,157        (128)       145,794
                                               -----------  ----------- ---------  ---------  ------------  ------------
Income before income taxes                         43,325       43,593    (1,430)     5,356      (2,547)        88,297
Income tax expense (benefit)                       12,808       13,213      (547)     1,913        (794)        26,593
                                               -----------  ----------- ---------  ---------  ------------  ------------
Net income (loss)                              $   30,517   $   30,380  $   (883)  $  3,443   $  (1,753)    $   61,704
                                               ===========  =========== =========  =========  ============  ============

Total assets                                   $2,628,221   $1,895,832  $ 88,070   $703,844   $(651,241)    $4,664,726

Total interest income from affiliates          $    4,496   $        -  $     75   $      -   $  (4,571)    $        -

Total interest income from
  external customers                           $  115,701   $   91,148  $  3,014   $ 17,189   $    (278)    $  226,774

(Amortization) & accretion of securities       $   (2,579)  $   (2,795) $    (46)  $    (44)  $       -     $   (5,464)

BALANCE SHEET ANALYSIS

Securities Available for Sale

Hancock’s investment in securities was $1.90 billion at December 31, 2006, compared to $1.96 billion at December 31, 2005. At December 31, 2006 and 2005, the composition of the securities portfolio was 100% classified as available for sale and none were held to maturity. Average investment securities were $2.23 billion for 2006 as compared to $1.43 billion for 2005.

During 2005, securities classified as held to maturity in the portfolio of one of Hancock’s subsidiaries were sold. A determination was made that this action tainted the investment portfolio of the entire company. As a result of this action and determination, all securities held by us have been reclassified to available for sale and the carrying value of those securities are adjusted to market as prescribed in Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The vast majority of securities in the Banks’ portfolios are fixed rate and there were no investments in securities of a single issuer, other than U.S. Treasury and U.S. Government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies that exceeded 10% of stockholders’ equity. At December 31, 2006, the average life of the portfolio was 3.57 years with an effective duration of 2.04 and an average yield of 4.56%.

Hancock’s securities portfolio is an important source of liquidity and earnings for us. A stated objective in managing the securities portfolio is to provide consistent liquidity to support balance sheet growth but also to provide a safe and consistent stream of earnings. To that end, management is open to opportunities that present themselves which enables us to improve the structure and earnings potential of the securities portfolio. During the fourth quarter, the current economic environment, the slope of the yield curve and the expectations of future interest rate movements presented Hancock with an opportunity to sell $162.9 million in certain U.S. Agency securities. The bonds were sold at a pretax book loss of $5.5 million and had a book yield of 3.81 percent. The proceeds were immediately reinvested in a combination of federal funds and other short-term instruments. We have no intention and do not expect to incur any other significant security sales in the immediate future. The net securities losses in 2006 of $5.2 million were composed primarily of the aforementioned $5.5 million bond loss. We recorded net securities losses during 2005 of $53,000 and net securities gains in 2004 of $163,000.

The amortized costs of securities classified as available for sale at December 31, 2006, 2005 and 2004, were as follows (in thousands):

TABLE  6.  Securities by Type
--------------------------------------------------------------------------------------------
                                                     Years Ended December 31,
                                         ---------------------------------------------------
                                             2006               2005             2004
                                         -------------    ---------------    ---------------
U.S. Treasury                             $    60,231      $      50,883       $      9,985
U.S. government agencies                    1,016,811          1,029,656            413,419
Municipal obligations                         200,891            165,180             60,956
Mortgage-backed securities                    443,410            484,131            352,510
CMOs                                          116,161            194,899            263,471
Other debt securities                          44,664             48,476              7,056
Equity securities                              34,677              7,520             11,225
                                         -------------    ---------------    ---------------
                                          $ 1,916,845      $   1,980,745       $  1,118,622
                                         =============    ===============    ===============

The amortized cost, yield and fair value of debt securities classified as available for sale at December 31, 2006, by contractual maturity, were as follows (amounts in thousands):

TABLE  7.  Securities Maturities by Type
---------------------------------------------------------------------------------------------------------------------------
                                               Over One    Over Five
                                   One Year      Year        Years        Over                                   Weighted
                                      or        Through      Through       Ten                      Fair         Average
                                     Less      Five Years   Ten Years     Years       Total         Value         Yield
                                  ----------- ------------ -----------  ---------- ------------- -------------  -----------
U.S. Treasury                      $  59,032   $     799    $     400    $      -   $    60,231   $    60,191        4.98%
U.S. government agencies             567,771     276,537      171,371       1,132     1,016,811     1,010,929        4.89%
Municipal obligations                 28,211     122,757       42,065       7,858       200,891       204,017        4.61%
Other debt securities                    930       7,717       25,608      10,409        44,664        44,020        5.73%
                                  ----------- -----------  -----------  ---------- ------------- -------------
                                   $ 655,944   $ 407,810    $ 239,444    $ 19,399   $ 1,322,597   $ 1,319,157        4.88%
                                  =========== ===========  ===========  ========== ============= =============

Fair Value                         $ 654,732   $ 406,557    $ 238,429    $ 19,439   $ 1,319,157
                                  =========== ===========  ===========  ========== =============

Weighted Average Yield                 4.92%       4.80%        4.85%       5.19%         4.88%

Mortgage-backed securities & CMOs                                                   $   559,571   $   548,597        4.95%
                                                                                   ============= =============
Loan Portfolio

We experienced an increase in loan growth during 2006 as our efforts to generate loan volume continue. As indicated by Table 8, commercial and real estate loans increased $182.4 million, or 12%, from 2005. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations. We originate commercial and real estate loans to a wide variety of customers in many different industries and, as such, no single industry concentrations existed at December 31, 2006.

Mortgage loans of $418.3 million were $6.4 million, or 2%, lower than in 2005. We originate both fixed-rate and adjustable-rate mortgage loans. Certain types of mortgage loans are sold in the secondary mortgage market, while Hancock retains other types. Hancock also originates home equity loans. This product offers customers the opportunity to leverage rising home values and equity to obtain tax-advantaged consumer financing.

Direct consumer loans, which include loans and revolving lines of credit made directly to consumers, were down $30.7 million, or 6%, from 2005. We also originate indirect consumer loans, which consist primarily of consumer loans originated through third parties such as automobile dealers or other point-of-sale channels.

Indirect consumer loans of $349.5 million for 2006 were up $20.8 million, or 6%, from 2005. Hancock owns a finance company subsidiary, which originates both direct and indirect consumer loans. Finance company loans increased approximately $13 million, or 21%, at December 31, 2006, compared to the subsidiary’s outstanding loans on December 31, 2005. The loan growth in the finance company was mainly due to continued growth in direct consumer loans.

     The following table shows average loan growth for the three-year period ended December 31, 2006:

TABLE  8.   Average Loans
-----------------------------------------------------------------------------------------------------------------------------------
                                             2006                             2005                              2004
                          ---------------------------------------------------------------------------------------------------------
                              Balance      TE Yield     Mix       Balance    TE Yield      Mix       Balance    TE Yield     Mix
                                                                         (In thousands)

Commercial & R.E. Loans      $1,747,816      7.21%     57.0%     $1,565,369     6.40%      54.3%    $1,372,014     5.65%     52.8%
Mortgage loans                  418,273      5.93%     13.7%        424,654     5.56%      14.7%       392,028     5.68%     15.1%
Direct consumer loans           470,942      8.17%     15.4%        501,677     7.51%      17.4%       489,040     7.25%     18.8%
Indirect consumer loans         349,518      6.21%     11.4%        328,679     5.91%      11.4%       288,005     6.03%     11.1%
Finance company loans            75,673     19.98%      2.5%         62,640    19.03%       2.2%        58,474    18.88%      2.2%
                          -----------------------------------  ----------------------------------  --------------------------------
Total average loans
 (net of unearned)           $3,062,222      7.68%    100.0%     $2,883,020     6.99%     100.0%    $2,599,561     6.65%    100.0%
                          ===================================  ==================================  ================================

The following table sets forth, for the periods indicated, the composition of our loan portfolio:

TABLE  9.  Loans Outstanding by Type
---------------------------------------------------------------------------------------------------------------------------
                                                                             Loan Portfolio
                                                                      Years Ended December 31,
                                           --------------------------------------------------------------------------------
                                               2006            2005             2004              2003            2002
                                           -------------   -------------   ---------------    -------------   -------------
                                                                           (In thousands)
Real estate:
  Residential mortgages 1-4 family          $   714,126      $  703,769       $   713,266      $   645,123     $   539,808
  Residential mortgages multifamily              69,296          40,678            25,544           22,803          20,305
  Home equity lines/loans                       133,540         133,823           134,405          110,634          86,609
  Construction and development                  534,460         391,194           296,114          235,049         197,166
  Nonresidential                                666,593         609,647           595,013          536,389         445,733
  Commercial, industrial and other              551,483         546,635           437,670          395,678         346,808
  Consumer                                      530,756         512,549           496,926          463,642         434,407
  Lease financing and depository institutions    69,487          48,007            44,357           34,388          29,565
  Credit cards and other revolving credit        14,262          14,316            16,970           15,437          14,085
                                           -------------   -------------   ---------------    -------------   -------------
                                              3,284,003       3,000,618         2,760,265        2,459,143       2,114,486
  Less, unearned income                          17,420          11,432            11,705           10,499           9,504
                                           -------------   -------------   ---------------    -------------   -------------
  Net loans                                 $ 3,266,583      $2,989,186       $ 2,748,560      $ 2,448,644     $ 2,104,982
                                           =============   =============   ===============    =============   =============

     The following table sets forth, for the periods  indicated,  the approximate  contractual  maturity by type of the loan portfolio:

TABLE  10.  Loans Maturities by Type
------------------------------------------------------------------------------------------------------
                                                         December 31, 2006
                                                           Maturity Range
                                                    After One
                                   Within            Through          After Five
                                  One Year          Five Years          Years              Total
                               -----------------------------------------------------------------------
                                                            (In thousands)
Commercial, industrial
  and other                          $ 246,010       $   217,470         $  88,003        $   551,483
Real estate -
  construction                         336,599           158,466            39,395            534,460
All other loans                        289,354         1,054,496           854,210          2,198,060
                               ----------------   ---------------   ---------------   ----------------

Total loans                          $ 871,963       $ 1,430,432         $ 981,608        $ 3,284,003
                               ================   ===============   ===============   ================

     The  sensitivity  to interest rate changes of that portion of Hancock's  loan portfolio that matures after one year is shown below:

TABLE  11.  Loans Sensitivity to Changes in Interest Rates
-----------------------------------------------------------------------------------------------------------------
                                                                                                December 31,
                                                                                                    2006
                                                                                             --------------------
                                                                                               (In thousands)
Commercial, industrial, and real estate construction maturing after one year:
    Fixed rate                                                                                   $   379,896
    Floating rate                                                                                    123,438
Other loans maturing after one year:
    Fixed rate                                                                                     1,402,914
    Floating rate                                                                                    505,792
                                                                                             --------------------
Total                                                                                            $ 2,412,040
                                                                                             ====================

Nonperforming Assets

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, restructured loans and real estate owned. Loans past due 90 days or more and still accruing are also disclosed:

TABLE 12.  Non-Performing Assets
----------------------------------------------------------------------------------------------------------------------------
                                                                                   December 31,
                                                        --------------------------------------------------------------------
                                                             2006          2005          2004          2003          2002
                                                        --------------------------------------------------------------------
                                                                                  (In thousands)
Loans accounted for on a non-accrual basis                   $3,500       $10,617        $7,480       $12,161       $11,870
Restructured loans                                                -             -             -             -             -
                                                        --------------------------------------------------------------------
   Total non-performing loans                                 3,500        10,617         7,480        12,161        11,870
Foreclosed assets                                               681         1,898         3,513         5,809         5,936
                                                        --------------------------------------------------------------------
   Total non-performing assets                               $4,181       $12,515       $10,993       $17,970       $17,806
                                                        --------------------------------------------------------------------
Loans 90 days past due still accruing                        $2,552       $25,622        $5,160        $3,682        $6,407
                                                        --------------------------------------------------------------------
Ratios
   Non-performing assets to loans plus
    other real estate                                         0.13%         0.42%         0.40%         0.73%         0.84%
   Allowance for loan losses to non-performing
    loans and accruing loans 90 days past due                  695%          196%          252%          170%          143%
   Loans 90 days past due still accruing to loans             0.08%         0.86%         0.19%         0.15%         0.30%

The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as “nonaccrual” was $759,000, $747,000, $574,000, $762,000 and $662,000 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Interest actually received on nonaccrual loans was not material. The amount of interest recorded on restructured loans did not differ significantly from the interest that would have been recorded under the original terms of those loans.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, restructured loans and foreclosed assets. Table 12 presents information related to nonperforming assets for the five years ended December 31, 2006. Total nonperforming assets at December 31, 2006 were $4.2 million, a decrease of $8.3 million, or 67%, from December 31, 2005. Loans that are over 90 days past due but still accruing were $2.6 million at December 31, 2006. This compares to $25.6 million at December 31, 2005. This increase was due primarily to accommodations granted to certain loan customers related to Hurricane Katrina. In the aftermath of Hurricane Katrina, we recognized that many of our credit customers (mostly residential mortgage holders) were in a position where time would be needed to recover sufficiently from the storm before they could resume payments on their loans. Accommodations in the form of loan payment extensions (most for 90 days) were granted on a customer by customer basis. Efforts on the part of management to reduce the levels of non-performing assets, as well as past due loans, will continue in 2007.

Allowance for Loan and Lease Losses

At December 31, 2006, the allowance for loan losses was $46.8 million, or 1.43%, of year-end loans, compared to $74.6 million, or 2.49%, of year-end loans for 2005. In 2005, Hancock established a $35.2 million specific allowance for estimated credit losses related to the impact of Hurricane Katrina on our loan portfolio. In 2005, we reduced the allowance by $2.4 million for storm-related net charge-offs. As a result, the storm-related allowance was $32.9 million as of December 31, 2005. During 2006 we reversed $20.0 million from the storm-related allowance for loan losses due to better than expected loss experience with storm impacted credits.

Net charge-offs amounted to $7.0 million in 2006, as compared to $8.8 million in 2005. The $1.8 million decrease in net charge-offs from 2005 was related primarily to decreases in the commercial and commercial real estate category. Overall, the allowance for loan losses was 695% of non-performing loans and accruing loans 90 days past due at year-end 2006, compared to 196% at year-end 2005. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses and is of the opinion that the allowance at December 31, 2006 is adequate.

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

TABLE  13.  Summary of Activity in the Allowance for Loan Losses
---------------------------------------------------------------------------------------------------------------------------
                                                                 At and For The Years Ended December 31,
                                                ---------------------------------------------------------------------------
                                                    2006           2005            2004           2003            2002
                                                -------------  --------------  -------------  --------------  -------------
                                                                              (In thousands)

Net loans outstanding at end of period           $ 3,266,583     $ 2,989,186    $ 2,748,560     $ 2,448,644    $ 2,104,982
                                                =============  ==============  =============  ==============  =============

Average net loans outstanding                    $ 3,062,222     $ 2,883,020    $ 2,599,561     $ 2,238,245    $ 1,961,299
                                                =============  ==============  =============  ==============  =============

Balance of allowance for loan losses
  at beginning of period                         $    74,558     $    40,682    $    36,750     $    34,740    $    34,417
                                                -------------  --------------  -------------  --------------  -------------
Loans charged-off:
  Real estate                                            758             226            403             291            109
  Commercial                                           3,676           4,001          5,381           4,868          9,143
  Consumer, credit cards and other
    revolving credit                                  14,712          11,537         14,383          14,311         14,291
  Lease financing                                        369              47            261              73             10
                                                -------------  --------------  -------------  --------------  -------------
  Total charge-offs                                   19,515          15,811         20,428          19,543         23,553
                                                -------------  --------------  -------------  --------------  -------------
Recoveries of loans previously
  charged-off:
  Real estate                                            263              33            179             180              7
  Commercial                                           4,729           2,757          1,957           1,112            639
  Consumer, credit cards and other
    revolving credit                                   7,489           4,258          5,687           5,103          5,135
  Lease financing                                         10               4              -               4              -
                                                -------------  --------------  -------------  --------------  -------------
  Total recoveries                                    12,491           7,052          7,823           6,399          5,781
                                                -------------  --------------  -------------  --------------  -------------
  Net charge-offs                                      7,024           8,759         12,605          13,144         17,772
  Provision for (recovery of) loan losses            (20,762)         42,635         16,537          15,154         18,495
  Balance acquired through acquisition & other             -               -              -               -           (400)
                                                -------------  --------------  -------------  --------------  -------------
  Balance of allowance for loan losses
    at end of period                             $    46,772     $    74,558    $    40,682     $    36,750    $    34,740
                                                =============  ==============  =============  ==============  =============
Ratios
Gross charge-offs to average loans                     0.64%           0.55%          0.79%           0.87%          1.20%
Recoveries to average loans                            0.41%           0.24%          0.30%           0.29%          0.29%
Net charge-offs to average loans                       0.23%           0.30%          0.48%           0.59%          0.91%
Allowance for loan losses to year end loans            1.43%           2.49%          1.48%           1.50%          1.65%
Net charge-offs to period-end net loans                0.22%           0.29%          0.46%           0.54%          0.84%
Allowance for loan losses to average net loans         1.53%           2.59%          1.56%           1.64%          1.77%
Net charge-offs to loan loss allowance                15.02%          11.75%         30.98%          35.77%         51.16%

An allocation of the loan loss allowance by major loan category is set forth in the following table. There were no relevant variations in loan concentrations, quality or terms, except for an increase in the outstanding loan portfolio balance and in the unallocated amount. The unallocated portion of the allowance represents supportable estimates of probable losses inherent in the loan portfolio but not specifically related to one category of the portfolio. The allocation is not necessarily indicative of the category of future losses, and the full allowance at December 31, 2006 is available to absorb losses occurring in any category of loans.

TABLE  14.  Allocation of Loan Loss by Category
--------------------------------------------------------------------------------------------------------------------------------
                                                            For Years Ended December 31,
                              2006                 2005                  2004                  2003                 2002
                      -------------------- --------------------  --------------------  -------------------  --------------------
                      Allowance   % of     Allowance    % of     Allowance    % of     Allowance   % of     Allowance    % of
                         for      Loans       for       Loans      for        Loans      for       Loans      for        Loans
                        Loan     to Total    Loan      to Total    Loan      to Total    Loan     to Total    Loan     to Total
                      Losses(1)  Loans(2)   Losses(1)  Loans(2)   Losses(1)  Loans(2)   Losses(1) Loans(2)   Losses(1)  Loans(2)
                      ---------  --------  ----------  --------  ----------  --------  ---------- --------  ---------- ---------
                                                                    (In thousands)

Real estate              $1,697     64.84    $23,042     62.86     $11,253     64.19      $9,711    63.30      $7,664     61.26
Commercial, industrial
  and other              27,838     18.77     34,128     19.74      14,974     17.37      15,311    17.41      11,610     17.72
Consumer and other
   revolving credit      15,363     16.39     15,812     17.40      11,453     18.44      10,718    19.29      10,174     21.02
Unallocated               1,874         -      1,576         -       3,002         -       1,010        -       5,292         -
                      ---------  --------  ----------  --------  ----------  --------  ---------- --------  ---------- ---------

                        $46,772    100.00    $74,558    100.00     $40,682    100.00     $36,750   100.00     $34,740    100.00
                      =========  ========  ==========  ========  ==========  ========  ========== ========  ========== =========

(1)  Loans used in the calculation of "allowance for loan losses" are grouped according to loan purpose.
(2)  Loans used in the calculation of "% of loans to total loans" are grouped by collateral type.
Deposits

Hancock’s deposit base experienced significant growth since Hurricane Katrina impacted its market area. Deposits increased to $5.03 billion at December 31, 2006 from $4.99 billion at December 31, 2005, an increase of $41.2 million, or approximately 0.83%. The year-end deposit increase from 2004 to 2005 was primarily driven by non-interest bearing deposit growth of $627.6 million and time deposit growth of $564.3 million. Total average deposits increased by $399.0 million, or 11%, from $3.60 billion during 2004 to $4.00 billion during 2005.

Over the course of 2006, we increased our focus on multiple accounts, core deposit relationships and strategic placement of time deposit campaigns to stimulate overall deposit growth. We continue to keep as our highest priority continued customer demand for safety and liquidity of deposit products. Interest-bearing accounts, which include NOW accounts, money market investment accounts, savings accounts and time deposits increased more than $761.9 million on an average basis during 2006. Additionally, non-interest-bearing deposits were up almost $306.1 million for the period January through December 2006. The vast majority of the aforementioned net growth occurred as a result of deposit inflows from the impact of Hurricane Katrina, but the inflows were not limited to the immediate aftermath of the storm. The composition of deposit inflows since August 31, 2005 has been favorable to Hancock’s funding mix and consisted of 22% non-interest bearing demand accounts, 44% low cost interest-bearing transaction accounts and 34% time deposits.

Borrowings consist primarily of purchases of federal funds, sales of securities under repurchase agreements and borrowings from the FHLB. In total, borrowings were down over $79.9 million from December 31, 2005 to December 31, 2006, driven primarily by a decrease in FHLB borrowings. Sales of securities under repurchase agreements decreased $32.2 million from year-end 2005, while a $50 million long-term note from the FHLB was paid off in 2006. At December 31, 2006, federal funds purchased totaled $3.8 million while purchases of federal funds outstanding at year-end 2005 totaled $1.5 million.

     The Banks  traditionally  price their  deposits to position  themselves  competitively  with the local market.
The Banks' policy is not to accept brokered deposits.

     Table 15 shows average deposits for a three-year period.

TABLE  15.  Average Deposits
-----------------------------------------------------------------------------------------------------------------------------------
                                             2006                                2005                               2004
                          ---------------------------------------------------------------------------------------------------------
                               Balance       Rate      Mix         Balance       Rate      Mix         Balance       Rate     Mix
                                                                              (In thousands)

Non-interest bearing
 demand deposits             $1,128,850      0.00%      22%         $822,733     0.00%     21%          $650,106    0.00%      18%
NOW account deposits          1,167,047      2.45%      23%          893,521     1.55%     22%           798,286    1.01%      22%
Money market deposits           517,542      1.74%      10%          445,134     0.96%     11%           444,390    0.69%      12%
Savings deposits                564,177      0.63%      11%          521,502     0.70%     13%           562,976    0.79%      16%
Time deposits                 1,691,811      4.08%      34%        1,318,536     3.47%     33%         1,146,976    3.23%      32%
                          ----------------------------------  ---------------------------------   ---------------------------------
Total average deposits       $5,069,427                100%       $4,001,426              100%        $3,602,734              100%
                          ==============           =========  ===============          ========   ===============         =========

     Time certificates of deposit of $100,000 and greater at December 31, 2006 had maturities as follows:

TABLE  16.  Maturity of Time Deposits greater than or equal to $100,000
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                       December 31, 2006
                                                                                                    -------------------------
                                                                                                         (In thousands)

                                                                                                            $ 278,543
Over three through six months                                                                                 211,708
Over six months through one year                                                                              157,109
Over one year                                                                                                  88,277
                                                                                                    -------------------------
Total                                                                                                       $ 735,637
                                                                                                    =========================

Short-Term Borrowings

     The following table sets forth certain information concerning Hancock's short-term  borrowings,  which consist of federal funds purchased and securities sold under agreements to repurchase.

TABLE  17.  Short-Term Borrowings
---------------------------------------------------------------------------------------------------------------------------
                                                                                   Years Ended December 31,
                                                                   --------------------------------------------------------
                                                                        2006                2005                2004
                                                                   ----------------   -----------------    ----------------
                                                                                       (In thousands)
Federal funds purchased:
  Amount outstanding at period-end                                  $   3,800           $   1,475           $     800
  Weighted average interest at period-end                               4.95%               3.95%               2.15%
  Maximum amount at any month-end during period                     $  49,160           $  55,120           $  41,852
  Average amount outstanding during period                          $  11,557           $  10,262           $  14,181
  Weighted average interest rate during period                          5.38%               3.27%               1.64%

Securities sold under agreements to repurchase:
  Amount outstanding at period-end                                  $ 218,591           $ 250,807           $ 195,478
  Weighted average interest at period-end                               3.72%               4.29%               1.13%
  Maximum amount at any month-end during period                     $ 425,753           $ 258,508           $ 243,101
  Average amount outstanding during period                          $ 250,603           $ 224,842           $ 195,470
  Weighted average interest rate during period                          3.62%               1.94%               0.98%

Return on Equity and Assets

Information regarding performance and equity ratios is as follows:

TABLE  18.  Return on Equity and Assets
--------------------------------------------------------------------------------------------------
                                                               Years Ended December 31,
                                                     ---------------------------------------------
                                                          2006            2005           2004
                                                     ---------------  --------------  ------------
   Return on average assets                               1.69%           1.10%         1.39%
   Return on average common equity                       19.82%          11.36%        13.79%
   Dividend payout ratio                                 28.59%          43.11%        30.37%
   Average common equity to average
    assets ratio                                          8.52%           9.65%        10.11%
OFF-BALANCE SHEET ARRANGEMENTS

Loan Commitments and Letters of Credit

In the normal course of business, Hancock enters into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of our customers. Such instruments are not reflected in the accompanying consolidated financial statements until they are funded and involve, to varying degrees, elements of credit risk not reflected in the consolidated balance sheets. The contract amounts of these instruments reflect our exposure to credit loss in the event of non-performance by the other party on whose behalf the instrument has been issued. We undertake the same credit evaluation in making commitments and conditional obligations as we do for on-balance-sheet instruments and may require collateral or other credit support for off-balance-sheet financial instruments.

At December 31, 2006, Hancock had $963.1 million in unused loan commitments outstanding, of which approximately $455.6 million were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by Hancock to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At December 31, 2006, we had $69.5 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at December 31, 2006 according to expiration date.

TABLE  19.  Commitments and Letters of Credit
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Expiration Date
                                                 ------------------------------------------------------------
                                                    Less than                1-3                   3-5               More than
                                Total                 1 year                years                 years               5 years
                            ----------------     -----------------     -----------------     ----------------     -----------------
December 31, 2006                                                       (In thousands)
Commitments to extend credit      $ 963,098             $ 648,802              $ 38,204             $ 38,164             $ 237,928
Letters of credit                    69,468                20,235                40,174                9,059                     -
                            ----------------     -----------------     -----------------     ----------------     -----------------
Total                           $ 1,032,566             $ 669,037              $ 78,378             $ 47,223             $ 237,928
                            ================     =================     =================     ================     =================

                                                                        Expiration Date
                                                 ------------------------------------------------------------
                                                    Less than                1-3                   3-5               More than
                                Total                 1 year                years                 years               5 years
                            ----------------     -----------------     -----------------     ----------------     -----------------
December 31, 2005                                                        (In thousands)
Commitments to extend credit      $ 550,948             $ 284,249              $ 34,999             $ 25,815             $ 205,885
Letters of credit                    57,427                34,261                 1,287               21,397                   483
                            ----------------     -----------------     -----------------     ----------------     -----------------
Total                             $ 608,375             $ 318,510              $ 36,286             $ 47,212             $ 206,368
                            ================     =================     =================     ================     =================
FDIC One-Time Assessment

Under the provisions of the Federal Deposit Insurance Reform Act of 2005, we received, in October 2006, a one-time FDIC assessment credit of $3.2 million to be used against future deposit insurance assessments. This credit is not reflected in the accompanying consolidated financial statements. It will be recognized as an offset in future years against the FDIC assessments.

RISK MANAGEMENT

Credit Risk

The Banks’ primary lending focus is to provide commercial, consumer and real estate loans to consumers and to small and middle market businesses in their respective market areas. Diversification in the loan portfolio is a means of reducing the risks associated with economic fluctuations. The Banks have no significant concentrations of loans to particular borrowers or loans to any foreign entities. Loan underwriting standards reduces the impact of credit risk to us. Loans are underwritten on the basis of cash flow capacity and collateral fair value. Generally, real estate mortgage loans are made when the borrower produces sufficient cash flow capacity and equity in the property to offset historical market devaluations.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (ALLL) is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios of the Banks as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on Hancock’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary segments. These segments include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under SFAS No. 114. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt.

Commercial loans are considered impaired when it is probable (the future event or events are likely to occur) that the bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. In order to ensure consideration of all possible impairments, for purposes of the model the Banks consider all loans that are risk rated substandard as impaired. When a loan is determined to be impaired, the amount of that impairment must be measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by calculating the present value of expected future cash flows discounted at the loan’s effective interest rate. If the value of the impaired loan is less than the current balance of the loan, the impairment is recognized by creating a specific reserve allowance for the shortfall. If the value is greater or equal to the loan balance, then no reserve allocation may be made for the loan. In addition, any loans included in the impairment review should not be incorporated into the pool analysis to avoid double counting.

Pool analysis is applied for all retail loans. The retail loans are subdivided into three groups, which currently include: mortgage real estate, indirect loans and direct consumer loans. A historical loss rate is calculated for each group over the twelve prior quarters to determine the three year average loss rate. As circumstances dictate, management will make adjustments to the loss history to reflect significant changes in the Bank’s loss history. Adjustments will also be made to historical loss rates to cover risks associated with trends in delinquencies, non-accruals, current economic conditions and credit administration/ underwriting practices and policies.

A historical loss ratio is applied to all commercial loans, commercial real estate loans and leases grouped by product type for which SFAS No. 5 exposure can best be evaluated collectively due to similar attributes. A historical loss rate is calculated for each group over the twelve prior quarters to determine the three year average loss rate. As circumstances dictate, management will make adjustments to the loss history to reflect significant changes in the Bank’s loss history. Adjustments will also be made to historical loss rates to cover risks associated with trends in delinquencies, non-accruals, current economic conditions and credit administration/ underwriting practices and policies and borrower concentrations.

Asset/Liability Management

Our asset liability management (ALM) process consists of quantifying, analyzing and controlling interest rate risk (IRR) to maintain stability in net interest income (NII) under varying interest rate environments. The principal objective of ALM is to maximize net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of liquidity.

Hancock’s net earnings are dependent on our net interest income. Net interest income is susceptible to IRR to the degree that interest-bearing liabilities mature or reprice on a different basis and timing than interest-earning assets. This timing difference represents a potential risk to Hancock’s future earnings. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest and the subsequent impact on customer behavior could adversely affect NII. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates and changes in customer behavior could result in a decrease in NII.

Management and the Asset/Liability Committee (ALCO) direct Hancock’s IRR management through a Risk Management policy that is designed to produce a stable net interest margin (NIM) in periods of interest rate fluctuation. In adjusting Hancock’s asset/liability position, the board of directors and management attempt to direct Hancock’s IRR while enhancing the NIM. At times, depending on the general level of interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, management may determine strategies that could add to the level of IRR in order to increase its NIM. Not withstanding Hancock’s IRR management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net earnings.

To control interest rate risk, management regularly monitors the volume of interest sensitive assets compared with interest sensitive liabilities over specific time intervals. Interest-sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. Management also administers this sensitivity through the development and implementation of investment, lending, funding and pricing strategies designed to achieve NII performance goals while minimizing the potential negative variations in NII under different interest rate scenarios. Investment strategies, including portfolio durations and cash flows, are formulated and continually adjusted during the implementation to assure attainment of objectives in the most effective manner. Loan and deposit pricing are adjusted weekly to reflect current interest rate and competitive market environments, with duration targets on both reviewed monthly.

The static gap report shown in Table 20 measures the net amounts of assets and liabilities that reprice within a given time period over the remaining lives of those instruments. At December 31, 2006, Hancock’s cumulative repricing gap in the one year interval was 4%. The asset sensitive position represents a balance in our loan growth (fixed versus floating and duration targets) and the strategic management of securities portfolio cash flows and deposit mix. Management believes it is well positioned for the current rate environment.

To further control IRR, we structure our loan portfolio to provide appropriate investment opportunities while minimizing potential volatility in earnings from extension risk. Deposit strategies continue to emphasize a mix of non-certificate of deposit core accounts and consumer time deposits. Management believes that core deposit accounts carry a lower interest cost, and that a material portion of such accounts may be more resistant to changes in interest rates. Management further believes that mixing these accounts with targeted maturities for certificates of deposit provides the customer with a wider array of deposit opportunities while being beneficial to our duration and rate sensitivity profile.

The following table sets forth the scheduled re-pricing or maturity of our assets and liabilities at December 31, 2006 and December 31, 2005. The assumed prepayment of investments and loans were based on Hancock’s assessment of current market conditions on such dates. Estimates have been made for the re-pricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or re-pricing periods, reactions will vary as to timing and degree of interest rate change.

TABLE  20. Analysis of Interest Sensitivity
----------------------------------------------------------------------------------------------------------------------------
                                                                        December 31, 2006

                                                                                                       Non-
                                                     Within    6 months    1 to 3        > 3        Sensitive
                                       Overnight    6 months   to 1 year    years        years       Balance       Total
                                       ----------------------------------------------  ----------  ------------  -----------
                                                                         (In thousands)
Assets
  Securities                           $       -  $  531,640   $ 325,198  $  424,694   $  586,372    $  35,754    $1,903,658
  Federal funds sold & short-term
   investments                           222,122           -         317           -            -            -       222,439
  Loans                                   60,762   1,563,794     297,791     671,158      626,307            -     3,219,812
  Other assets                                 -           -           -           -            -      618,656       618,656
                                       ---------- -----------  ---------- -----------  -----------  ------------  ----------
          Total Assets                 $ 282,884  $ 2,095,434  $ 623,306  $ 1,095,852  $1,212,679    $ 654,410    $5,964,565
                                       ========== ===========  ========== ===========  ===========  ============  ==========
Liabilities
  Interest bearing transaction
   deposits                            $       -  $  694,677   $ 315,933  $  926,668   $  155,172    $       -    $2,092,450
  Time deposits                                -   1,071,192     464,663     281,425       63,903            -     1,881,183
  Non-interest bearing deposits                -           -           -      52,868    1,004,490            -     1,057,358
  Federal funds purchased                  3,800           -           -           -            -            -         3,800
  Borrowings                             222,976           -           -          24          227            -       223,227
  Other liabilities                            -           -           -           -            -      148,137       148,137
  Stockholders' Equity                         -           -           -           -            -      558,410       558,410
                                       ---------- -----------  ---------- -----------  -----------  ------------  ----------
          Total Liabilities & Equity   $ 226,776  $ 1,765,869  $ 780,596  $ 1,260,985  $ 1,223,792   $ 706,547    $5,964,565
                                       ========== ===========  ========== ===========  ===========  ============  ==========
Interest sensitivity gap               $  56,108  $  329,565   $(157,290) $ (165,133)  $   (11,113)  $ (52,137)
Cumulative interest rate sensitivity
 gap                                   $  56,108  $  385,673   $ 228,383  $   63,250   $    52,137   $       -
Cumulative interest rate
  sensitivity gap as a percentage of
  total earning assets                     1.0%       7.2%       4.2%       1.2%         1.0%

TABLE  20. Analysis of Interest Sensitivity  (continued)
-----------------------------------------------------------------------------------------------------------------------------
                                                                        December 31, 2005

                                                     Within    6 months     1 to 3        > 3      Non-Sensitive
                                       Overnight    6 months   to 1 year     years        years      Balance        Total
                                       ---------- -----------  ---------- -----------  ----------- --------------  ----------
                                                                         (In thousands)
Assets
  Securities                           $       -  $  321,224   $ 396,374  $  544,557   $ 685,504    $   11,602     $1,959,261
  Federal funds sold & short-term
    investments                          402,968           -       7,258           -           -             -        410,226
  Loans                                   43,145   1,413,210     240,200     634,416     583,657             -      2,914,628
  Other assets                                 -           -           -           -           -       666,072        666,072
                                       ---------- -----------  ---------- -----------  ----------- ------------    -----------
          Total Assets                 $ 446,113  $1,734,434   $ 643,832  $ 1,178,973  $1,269,161   $  677,674     $5,950,187
                                       ========== ===========  ========== ===========  =========== ============    ===========
Liabilities
  Interest bearing transaction
   deposits                            $       -  $  776,515   $ 309,737  $  923,166   $ 155,417    $        -     $2,164,835
  Time deposits                                -     410,815     495,558     452,356     141,318             -      1,500,047
  Non-interest bearing deposits                -     425,444     159,876     533,352     206,266             -      1,324,938
  Federal funds purchased                  1,475           -           -           -           -             -          1,475
  Borrowings                             250,807           9           3          21      50,233             -        301,073
  Other liabilities                            -           -           -           -           -       180,404        180,404
  Stockholders' Equity                         -           -           -           -           -       477,415        477,415
                                       ---------- -----------  ---------- -----------  ----------  ------------    ----------
          Total Liabilities & Equity   $ 252,282  $1,612,783   $ 965,174  $ 1,908,895  $ 553,234    $  657,819     $5,950,187
                                       ========== ===========  ========== ===========  ==========  ============    ==========
Interest sensitivity gap               $ 193,831  $  121,651   $(321,342) $  (729,922) $ 715,927    $   19,855
Cumulative interest rate sensitivity
 gap                                   $ 193,831  $  315,482   $  (5,860) $  (735,782) $ (19,855)   $        -
Cumulative interest rate
  sensitivity gap as a percentage of
  total earning assets                     4.0%       6.0%        (0.1)%      (14.0)%      (0.4)%
Net Interest Income at Risk

NII at risk measures the risk of a decline in earnings due to changes in interest rates. Table 21 presents an analysis of Hancock’s IRR as measured by the estimated changes in NII resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2006. Shifts are measured in 100 basis point increments (+ 300 through — 300 basis points) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy, and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period; the instantaneous shocks are performed against that yield curve.

TABLE  21. Net Interest Income (te) at Risk
------------------------------------------------------------------------------------------------------

                                 Change in                               Estimated Increase
                                  Interest                               (Decrease) in NII
                                   Rates                                 December 31, 2006
                          -------------------------            ---------------------------------------
                               (basis points)

                                 -300                                             -13.7%
                                 -200                                              -7.7%
                                 -100                                              -2.9%
                               Stable                                               0.0%
                               +  100                                               1.4%
                               +  200                                               2.5%
                               +  300                                               3.3%

                             Most Likely                                           -0.7%
------------------------------------------------------------------------------------------------------

Additionally, we have forecast a Most Likely NII scenario based on its conservative projection of yield curve changes for the coming 12 month period. This scenario utilizes all base case assumptions, applying those assumptions against a yield curve forecast that incorporates the current interest rate environment and projects certain strategic pricing changes over the forecast period. Table 21 indicates that Hancock’s level of NII increases under rising rates and declines under falling rates. The most likely scenario for interest rates projects net interest income to be relatively flat with base case falling by 0.7% indicating that the balance sheet is appropriately structured for the current rate environment.

The increasing rate scenarios show increased levels of net interest income while the decreasing scenarios show higher levels of volatility and subsequently lower levels of NII. These scenarios are instantaneous shocks that assume balance sheet management will mirror base case. Should the yield curve begin to rise or fall, management has several strategies available to maximize earnings opportunities or offset the negative impact to earnings. For example, in a falling rate environment, deposit pricing strategies could be adjusted to further incent customer behavior to non-contractual or short term (less than 12 months) contractual deposit products which would reset downward with the changes in the yield curve and prevailing market rates. Another opportunity at the start of such a cycle would be reinvesting the securities portfolio cash flows into longer term, non-callable bonds that would lock in higher yields. Finally, there are a number of hedge strategies by which management could use derivatives, including swaps and purchased floors, to lock in net interest margin protection; to date, management has not entered into any hedge transactions for the purpose of earnings protection.

Even if interest rates change in the designated amounts, there can be no assurance that Hancock’s assets and liabilities would perform as anticipated. Additionally, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to NII than indicated above. Strategic management of Hancock’s balance sheet and earnings is fluid and would be adjusted to accommodate these movements. As with any method of measuring IRR, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets such as adjustable-rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Also, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring its exposure to interest rate risk.

LIQUIDITY

Liquidity Management

Liquidity management encompasses the Company’s ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring that the Company has adequate cash flow to meet its various needs, including operating, strategic and capital. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would not be able to meet the needs of the communities in which it has a presence and serves. In addition, the parent holding company’s principal source of liquidity is dividends from its subsidiary banks. Liquidity is required at the parent holding company level for the purpose of paying dividends to stockholders, servicing of any debt the Company may have, business combinations as well as general corporate expenses.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest-bearing deposits with other banks are additional sources of liquidity funding. As shown in Table 22 below, our liquidity ratios as of December 31, 2006 and 2005 for free securities stood at 35% or $661.3 million and 42% or $819.0 million, respectively.

TABLE  22.   Liquidity Ratios
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         2006                        2005
                                                                             ------------------------------------------------
                                                                                                   (In thousands)
Free securities                                                                          34.50%                       41.80%
Free securities-net wholesale funds/core deposits                                         5.40%                       11.10%
                                                                             ------------------------------------------------
Wholesale funding diversification
              Certificate of deposits > $100,000 (excluding public funds)                 9.80%                        6.90%
              Brokered certificate of deposits                                            4.00%                        0.40%
              Public fund certificate of deposits                                      $126,493                     $149,612
                                                                             ------------------------------------------------
Net wholesale funding maturity concentrations
              Overnight                                                                   0.10%                        0.00%
              Up to 3 months                                                              3.50%                        1.40%
              Up to 6 months                                                              3.70%                        1.70%
              Over 6 months                                                               6.60%                        5.20%
                                                                             ------------------------------------------------
Net wholesale funds                                                                    $826,082                     $514,003
Core deposits                                                                        $4,242,726                   $4,303,561
                                                                             ------------------------------------------------

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company’s short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $346.8 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $100 million. As of December 31, 2006 and 2005, the Company’s core deposits were $4.242 billion and $4.304 billion, respectively, and Net Wholesale Funding stood at $826.1 million and $514.0 million, respectively.

The Consolidated Statements of Cash Flows provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 2006. Cash flows from operations are a significant part of liquidity management, contributing significant levels of funds in 2006, 2005 and 2004.

Cash flows from operations increased to $74.9 million in 2006 from $71.1 million in 2005. Net cash used by investing activities decreased to $97.6 million in 2006 from $1.172 billion in 2005 due to securities transactions in the amount of $97.1 million. In 2006, securities transaction activity resulted in a net use of funds, while in 2005 proceeds from the sales and maturities of securities resulted in a net use of funds in the amount of $1.355 billion. Federal funds sold decreased to $190.7 million during 2006 and increased $260.8 million during 2005. We paid approximately $3.9 million in connection with the acquisition of a business combination in 2005. Cash flows used for financing activities were $58.3 million in 2006 as compared to $1,216 billion provided in 2005 primarily by deposit growth.

Contractual Obligations

Hancock has contractual obligations to make future payments on certain debt and lease agreements. Table 23 summarizes all significant contractual obligations at December 31, 2006, according to payments due by period.

TABLE 23.   Contractual Obligations
----------------------------------------------------------------------------------------------------------------------------
                                                                           Payment due by period
                                                 ---------------------------------------------------------------------------
                                                                   Less than         1-3            3-5          More than
                                                     Total          1 year          years          years          5 years
                                                 ---------------------------------------------------------------------------
                                                                               (In thousands)
Certificates of deposit                           $ 1,881,183     $ 1,535,855      $ 281,425       $ 63,895         $     8
Short-term debt obligations                           222,391         222,391              -              -               -
Long-term debt obligations                                258              10             25             35             188
Operating lease obligations*                           16,942           4,137          5,507          3,299           3,999
                                                 ---------------------------------------------------------------------------
   Total                                          $ 2,120,774     $ 1,762,393      $ 286,957       $ 67,229         $ 4,195
                                                 ===========================================================================

*We have no material capital lease obligations.
CAPITAL RESOURCES

A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the Company. Composite ratings by the respective regulatory authorities of the Company and the Banks establish minimum capital levels. Currently, the Company and the Banks are required to maintain minimum Tier 1 leverage ratios of at least 3%, subject to an increase up to 5%, depending on the composite rating. At December 31, 2006, the Company’s and the Banks’ capital balances were in excess of current regulatory minimum requirements. As indicated in Table 24 below, the regulatory capital ratios of the Company and the Banks far exceed the minimum required ratios, and the Banks have been categorized as “well capitalized” in the most recent notice received from their regulators.

The Company remains very well capitalized. As of December 31, 2006, Hancock’s Leverage (tier one) Ratio stands at 8.63%, while the Tangible Equity Ratio is 8.24% (see below in Table 24). While Hancock remains very well capitalized, so that we maintain flexibility for future capital needs, including acquisitions, the Company may consider raising additional capital at some point in the future.

TABLE  24.   Risk-Based Capital and Capital Ratios
---------------------------------------------------------------------------------------------------------------------------
                                                               2006         2005          2004         2003         2002
                                                           ----------------------------------------------------------------
                                                                                    (In thousands)
Tier 1 regulatory capital                                    $510,639      $420,283     $399,320     $378,262     $354,535
Tier 2 regulatory capital                                      46,583        46,218       38,161       34,175       29,544
                                                           ----------------------------------------------------------------
   Total regulatory capital                                  $557,222      $466,501     $437,481     $412,437     $384,079
                                                           ----------------------------------------------------------------
Risk-weighted assets                                       $4,097,400    $3,665,722   $3,222,554   $2,770,904   $2,383,423
                                                           ----------------------------------------------------------------
Ratios
   Leverage (Tier 1 capital to average assets)                  8.63%         7.85%        8.97%        9.29%        9.19%
   Tier 1 capital to risk-weighted assets                      12.46%        11.47%       12.39%       13.65%       14.88%
   Total capital to risk-weighted assets                       13.60%        12.73%       13.58%       14.88%       16.11%
   Common stockholders' equity to total assets                  9.36%         8.02%        9.96%        9.59%        9.75%
   Tangible common equity to total assets                       8.24%         6.89%        8.58%        8.32%        8.45%
                                                           ----------------------------------------------------------------

The Company continued the execution of the common stock buyback program, which provides for the repurchase of up to 10% of the Company’s outstanding common stock. This program was announced in July 2000 and authorized the repurchase of approximately 3,320,000 shares of the Company’s outstanding stock. Over the course of 2006, the Company purchased 33,409 shares of common stock at an aggregate price of $1.7 million, or approximately $50.30 per share. In 2005, the Company purchased 147,909 shares of common stock at an aggregate price of $4.5 million, or approximately $30.45 per share. As of December 31, 2006, the total number of common shares purchased under the current stock buyback program since inception was approximately 2,641,393, or 8.0%, of the outstanding common shares at June 30, 2000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting principles we follow and the methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Loan Losses

Our most critical accounting policy relates to our allowance for loan losses, which reflects the estimated losses resulting from the inability of our borrowers to make loan payments. If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates of the allowance would be updated, and additional provisions for loan losses may be required.

The allowance for loan and lease losses (ALLL) is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios of the Banks as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on Hancock’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary segments. These segments include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under SFAS No. 114. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt.

Retirement Employee Benefit Plans

Retirement and employee benefit plan assets, liabilities and pension costs are determined utilizing actuarially determined present value calculations. The valuation of the benefit obligation and net periodic expense is considered critical, as it requires management and its actuaries to make estimates regarding the amount and timing of expected cash outflows including assumptions about mortality, expected service periods, rate of compensation increases and the long-term return on plan assets. Note 13 — Retirement and Employee Benefit Plans, included in the accompanying Notes to the Consolidated Financial Statements, provides further discussion on the accounting for Hancock’s retirement and employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

Fair Value Accounting Estimates

Generally accepted accounting principles require the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant include securities, loans held for sale, mortgage servicing rights and net assets acquired in business combinations. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, Hancock determines fair values utilizing parameters, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by management.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. Then the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather that being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. We adopted SFAS No. 154 as of January 1, 2006 as required and its effect on the consolidated financial statements, to date, has not been material. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The provisions in SOP 05-1 are effective for us beginning in fiscal year 2007. We are currently evaluating the requirements of SOP 05-1 and have not yet determined the impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. This pronouncement is effective for us beginning in fiscal year 2007. We intend on using the amortization method and do not believe the adoption of SFAS No. 156 will have a material impact on its results of operations and financial position.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This pronouncement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for fiscal years ending after December 15, 2006. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. We adopted the requirement to recognize the funded status of the benefit plans and related disclosure requirements as of December 31, 2006. We are currently evaluating the requirements of SFAS No. 158 related to the measurement date and have not yet determined the impact of adoption on our consolidated financial statements.

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

In fiscal 2006, we adopted SEC Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 requires that registrants assess the impact on both balance sheet and the statement of income when quantifying and evaluating the materiality of a misstatement. Under SAB No. 108, adjustment of financial statements is required when either approach results in quantifying a misstatement that is material to a reporting period presented within the financial statements, after considering all relevant quantitative and qualitative factors. The impact of adopting SAB No. 108 was a $2.9 million adjustment to retained earnings as of December 31, 2005, as disclosed in Note 12.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the section entitled “Asset/Liability Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in Item 7 of this Form 10-K and is incorporated here by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                           Index to Financial Statements and Financial Statement Schedule

                                                                                                                          Page
                                                                                                                       ------------
Management's Report on Internal Control Over Financial Reporting                                                                49
Report of Independent Registered Public Accounting Firm                                                                         50
Report of Independent Registered Public Accounting Firm                                                                         52
Consolidated Balance Sheets as of December 31, 206 and 2005                                                                     53
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2006                        54
Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2006          55
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006                    56
Notes to Consolidated Financial Statements                                                                                      58

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

The Company’s management is responsible for establishing and maintaining the adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13(a) — 15(f). Under the supervision and with the participation of management, including the Company’s principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). This section relates to management’s evaluation of internal control over financial reporting including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which is contained herein.

Carl J. Chaney                                        John M. Hairston
Chief Executive Officer &                             Chief Executive Officer &
Chief Financial Officer                               Chief Operating Officer
February 23, 2007                                     February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hancock Holding Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hancock Holding Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Hancock Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of Hancock Holding Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9 C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hancock Holding Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Hancock Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hancock Holding Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated February 23, 2007 expressed an unqualified opinion on those financial statements.

KPMG LLP

/s/ KPMG LLP

Birmingham, Alabama
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hancock Holding Company

We have audited the accompanying consolidated balance sheets of Hancock Holding Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hancock Holding Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hancock Holding Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share based payments and evaluating prior year misstatements effective January 1, 2006 and, effective December 31, 2006, its method of accounting for defined benefit pension and postretirement benefit plans.

KPMG LLP

/s/ KPMG LLP

Birmingham, Alabama
February 23, 2007

                                             Hancock Holding Company and Subsidiaries
                                                    Consolidated Balance Sheets

                                                                                               December 31,
                                                                               ----------------------------------------------
                                                                                       2006                     2005
                                                                               ---------------------    ---------------------
                                                                                       (In thousands except share data)
Assets:
Cash and due from banks (non-interest bearing)                                   $          190,114         $        271,104
Interest-bearing time deposits with other banks                                              10,197                    7,258
Federal funds sold                                                                          212,242                  402,968
Securities available for sale, at fair value
(amortized cost of $1,916,845 and $1,980,745)                                             1,903,658                1,959,261
Loans held for sale                                                                          16,946                   24,219
Loans                                                                                     3,267,058                2,976,399
Less: Allowance for loan losses                                                             (46,772)                 (74,558)
      Unearned income                                                                       (17,420)                 (11,432)
                                                                               ---------------------    ---------------------
  Loans, net                                                                              3,219,812                2,914,628
Property and equipment, net of accumulated
  depreciation of $66,043 and $57,922                                                       140,554                   79,386
Other real estate, net                                                                          568                    1,833
Accrued interest receivable                                                                  32,984                   35,046
Goodwill, net                                                                                62,277                   61,418
Other intangible assets, net                                                                 10,355                   10,781
Life insurance contracts                                                                    107,170                   83,080
Reinsurance receivables                                                                      38,042                   49,452
Deferred tax asset, net                                                                      16,544                   40,380
Other assets                                                                                 20,048                   33,592

                                                                               ---------------------    ---------------------
  Total assets                                                                   $        5,964,565         $      5,950,187
                                                                               =====================    =====================

Liabilities and Stockholders' Equity:
Deposits:
  Non-interest bearing demand                                                    $        1,057,358         $      1,324,938
  Interest-bearing savings, NOW, money market
   and time                                                                               3,973,633                3,664,882
                                                                               ---------------------    ---------------------
  Total deposits                                                                          5,030,991                4,989,820
Federal funds purchased                                                                       3,800                    1,475
Securities sold under agreements to repurchase                                              218,591                  250,807
Long-term notes                                                                                 258                   50,266
Policy reserves and liabilities                                                              93,669                  105,368
Other liabilities                                                                            58,846                   75,036
                                                                               ---------------------    ---------------------
  Total liabilities                                                                       5,406,155                5,472,772

Common Stockholders' Equity
Common stock-$3.33 par value per share; 75,000,000
  shares authorized, 32,666,052 and 32,301,123 issued,
   respectively                                                                             108,778                  107,563
  Capital surplus                                                                           139,099                  129,222
  Retained earnings                                                                         334,546                  265,039
  Accumulated other comprehensive loss, net                                                 (24,013)                 (22,066)
  Unearned compensation                                                                           -                   (2,343)
                                                                               ---------------------    ---------------------
   Total common stockholders' equity                                                        558,410                  477,415
                                                                               ---------------------    ---------------------
   Total liabilities and common
    stockholders' equity                                                         $        5,964,565         $      5,950,187
                                                                               =====================    =====================

     See accompanying notes to consolidated financial statements.

                                      Hancock Holding Company and Subsidiaries
                                         Consolidated Statements of Income

                                                                               Years Ended December 31,
                                                                  ---------------------------------------------------
                                                                       2006              2005              2004
                                                                  ---------------   ---------------   ---------------
                                                                          (In thousands, except per share data)
Interest income:
  Loans, including fees                                             $    230,450       $   197,857       $   169,750
  Securities-taxable                                                      93,525            51,360            46,672
  Securities-tax exempt                                                    6,770             7,034             7,719
  Federal funds sold                                                       9,657             4,447               297
  Other investments                                                        3,928             2,933             2,336
                                                                  ---------------   ---------------   ---------------
    Total interest income                                                344,330           263,631           226,774
                                                                  ---------------   ---------------   ---------------
Interest expense:
  Deposits                                                               110,092            67,581            52,570
  Federal funds purchased and securities sold
    under agreements to repurchase                                         9,682             4,687             2,141
  Long-term notes and other interest expense                                  89             2,551             2,559
                                                                  ---------------   ---------------   ---------------
    Total interest expense                                               119,863            74,819            57,270
                                                                  ---------------   ---------------   ---------------
  Net interest income                                                    224,467           188,812           169,504
Provision for (reversal of) loan losses                                  (20,762)           42,635            16,537
                                                                  ---------------   ---------------   ---------------
  Net interest income after provision for (reversal of) loan losses      245,229           146,177           152,967
                                                                  ---------------   ---------------   ---------------
Noninterest income:
  Service charges on deposit accounts                                     36,228            34,773            43,631
  Trust fees                                                              13,286            11,107             9,030
  Insurance commissions and fees                                          19,246            17,099             9,193
  Investment and annuity fees                                              5,970             5,076             2,295
  Debit card and merchant fees                                             7,298             4,878             4,271
  ATM fees                                                                 5,005             4,202             4,512
  Secondary mortgage market operations                                     3,528             2,221             2,934
  Securities gains (losses), net                                          (5,169)              (53)              163
  Gains on sales of branches and credit card merchant
    services business                                                          -                 -             5,258
  Net storm-related gain                                                   5,084             6,584                 -
  Other income                                                            13,357            12,382             8,994
                                                                  ---------------   ---------------   ---------------
    Total noninterest income                                             103,833            98,269            90,281
                                                                  ---------------   ---------------   ---------------
Noninterest expense:
  Salaries and employee benefits                                         103,753            94,158            86,404
  Net occupancy expense of premises                                       13,350            10,926             9,915
  Equipment rentals, depreciation and maintenance                         10,796             9,553             9,669
  Amortization of intangibles                                              2,125             2,194             1,945
  Other expense                                                           70,692            54,712            47,018
                                                                  ---------------   ---------------   ---------------
    Total noninterest expense                                            200,716           171,543           154,951
                                                                  ---------------   ---------------   ---------------
  Income before income taxes                                             148,346            72,903            88,297
Income taxes                                                              46,544            18,871            26,593
                                                                  ---------------   ---------------   ---------------
  Net income                                                        $    101,802       $    54,032       $    61,704
                                                                  ===============   ===============   ===============
Basic earnings per common share                                     $       3.13       $      1.67       $      1.91
                                                                  ===============   ===============   ===============
Diluted earnings per common share                                   $       3.06       $      1.64       $      1.87
                                                                  ===============   ===============   ===============

See accompanying notes to consolidated financial statements.

                                                                   Hancock Holding Company and Subsidiaries
                                                                Consolidated Statements of Stockholders' Equity

                                                                                                 Accumulated
                                                                                                    Other      Unearned
                                                 Common Stock           Capital       Retained  Comprehensive  Compen-
                                              Shares       Amount       Surplus       Earnings    Loss, net    sation      Total
                                           -----------    ---------    ----------    ---------- -------------  --------  ----------
                                                                 (In thousands, except share and per share data)

Balance January 1, 2004                    30,455,358     $ 101,416     $ 111,963     $ 191,696   $ (6,304)    $ (957)    $397,814
Comprehensive income:
    Net income per consolidated
        statements of income                        -             -             -        61,704           -          -      61,704
    Net change in fair value of
        securities available for sale,
        net of tax                                  -             -             -             -     (4,375)          -     (4,375)
    Net change in unfunded accumulated
        benefit obligation, net of tax              -             -             -             -       (442)          -       (442)
                                                                                                                        -----------
           Comprehensive income                                                                                             56,887
Cash dividends paid ($0.58 per share)               -             -             -      (18,977)           -          -    (18,977)
Common stock issued, long - term incentive
   plan                                             -             -         1,387             -           -    (1,387)           -
Compensation expense, long - term
   incentive plan                             142,075           473         1,357             -           -        695       2,525
Repurchase and retirement of common
   stock                                    (370,793)       (1,235)       (9,733)             -           -          -    (10,968)
Preferred stock conversion                  2,200,976         7,329        29,886             -           -          -      37,215
Other stock transactions                       12,086            41            45             -           -          -          86
                                          ------------  ------------  ------------  ------------ ----------- ---------- -----------
Balance, December 31, 2004                 32,439,702       108,024       134,905       234,423    (11,121)    (1,649)     464,582
Comprehensive income:
    Net income per consolidated
       statements of income                         -             -             -        54,032           -          -      54,032
    Net change in fair value of
       securities available for sale,
       net of tax                                   -             -             -             -    (10,983)          -    (10,983)
    Net change in unfunded accumulated
       benefit obligation, net of tax               -             -             -             -          38          -          38
                                                                                                                        -----------
          Comprehensive income                                                                                              43,087
Cash dividends paid ($0.72 per share)               -             -             -      (23,416)           -          -    (23,416)
Common stock issued, long - term incentive
   plan                                       142,684           475         2,288             -           -    (1,425)       1,338
Compensation expense, long - term
   incentive plan                                   -             -             -             -           -        731         731
Repurchase and retirement of common
   stock                                    (295,849)         (985)       (8,564)             -           -          -     (9,549)
Other stock transactions                       14,586            49           593             -           -          -         642
                                          ------------  ------------  ------------  ------------ ----------- ---------- -----------
Balance, December 31, 2005                 32,301,123       107,563       129,222       265,039    (22,066)    (2,343)     477,415
SAB No.108 adjustments, net of tax                  -             -             -       (2,984)           -          -     (2,984)
                                          ------------  ------------  ------------  ------------ ----------- ---------- -----------
Balance, December 31, 2005, as adjusted    32,301,123       107,563       129,222       262,055    (22,066)    (2,343)     474,431
Comprehensive income:
    Net income per consolidated
       statements of income                         -             -             -       101,802           -          -     101,802
    Net change in fair value of
      securities available for sale,
         net of tax                                 -             -             -             -       4,940          -       4,940
    Net change in unfunded accumulated
      benefit obligation, net of tax                -             -             -             -       1,057          -       1,057
                                                                                                                        -----------
        Comprehensive income                                                                                               107,799
Adoption of SFAS No. 158, net of tax                -             -             -             -     (7,944)          -     (7,944)
Cash dividends paid ($0.895 per share)              -             -             -      (29,311)           -          -    (29,311)
Common stock issued, long - term
   incentive plan, including income
   tax benefit of $3,493                      398,338         1,326        10,169             -           -          -      11,495
Compensation expense, long - term
   incentive plan                                   -             -         3,690             -           -          -       3,690
SFAS No. 123(R) reclass of unearned
   compensation                                     -             -       (2,343)             -           -      2,343           -
Repurchase and retirement of
   common stock                              (33,409)         (111)       (1,639)             -           -          -     (1,750)
                                          ------------  ------------  ------------  ------------ ----------- ---------- -----------
Balance, December 31, 2006                 32,666,052     $ 108,778     $ 139,099     $ 334,546   $(24,013)    $     -    $558,410
                                          ============  ============  ============  ============ =========== ========== ===========

See accompanying notes to consolidated financial statements.

                                         Hancock Holding Company and Subsidiaries
                                           Consolidated Statements of Cash Flows

                                                                                           Years Ended December 31,
                                                                                   -----------------------------------------
                                                                                       2006           2005         2004
                                                                                   --------------  ------------ ------------
                                                                                                (In thousands)
Cash Flows from Operating Activities:
Net income                                                                             $ 101,802      $ 54,032    $  61,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                             10,443         8,717        9,157
Provision for (recovery of) loan losses                                                  (20,762)       42,635       16,537
Deferred tax (benefit) provision                                                          24,599       (18,401)      (3,529)
Provision for losses on other real estate owned                                               86             -          142
Increase in cash surrender value of life insurance contracts                              (4,090)       (3,450)      (3,465)
Securities (gains) losses, net                                                             5,169            53         (163)
Gain on sale of other real estate owned, net                                                  (7)         (444)           -
Gains on sales of branches and credit card merchant service business                           -             -       (5,258)
Gain on involuntary conversion of assets, net                                             (5,084)      (14,135)           -
(Accretion) amortization of securities premium/discount                                  (11,300)       (1,847)       5,464
Amortization of intangible assets                                                          2,125         2,194        1,945
Amortization of mortgage servicing rights                                                    549           818        1,048
Stock-based compensation expense                                                           3,690         1,289          679
Excess tax benefit from exercise of stock options                                         (3,493)            -            -
(Increase) decrease in accrued interest receivable                                         2,062       (11,263)        (445)
(Decrease) increase in accrued expenses                                                  (30,133)       28,349        1,025
Increase (decrease) in other liabilities                                                  (2,636)        1,625        6,089
Increase (decrease) in interest payable                                                    2,341           521          513
Increase (decrease) in unearned premiums                                                 (11,699)       (5,739)      90,315
Decrease (increase) in reinsurance receivables                                            11,410         9,738      (42,893)
(Increase) decrease in other assets, net                                                  (2,633)      (26,154)      15,214
Other, net                                                                                (2,790)        2,516         (896)
                                                                                   --------------  ------------ ------------
Net cash provided by operating activities                                                 74,921        71,054      153,183
                                                                                   --------------  ------------ ------------

See accompanying notes to consolidated financial statements.

                                   Hancock Holding Company and Subsidiaries
                              Consolidated Statements of Cash Flows (continued)

                                                                                Years Ended December 31,
                                                                         --------------------------------------
                                                                            2006          2005         2004
                                                                         -----------   -----------   ----------
                                                                                    (In thousands)
Cash Flows from Investing Activities:
Net (increase) decrease in interest-bearing time deposits                    (2,939)          868       (2,572)
Proceeds from maturities, calls or prepayments of securities
   held to maturity                                                               -       195,599       27,890
Purchases of securities held to maturity                                          -        (7,736)     (54,216)
Proceeds from sales of securities available for sale                        157,300       133,800       20,000
Proceeds from maturities of securities available for sale                 1,086,070       378,105      686,237
Purchases of securities available for sale                               (1,169,592)   (1,354,864)    (714,750)
Net (increase) decrease in federal funds sold                               190,726      (260,833)    (122,903)
Net increase in loans                                                      (293,117)     (248,056)    (295,410)
Net (increase) decrease in loans held for sale                                7,273        (6,735)      (2,469)
Purchase of property, equipment and software                                (76,943)      (15,486)     (10,422)
Proceeds from sales of property, equipment and software                       4,097           591        1,172
Proceeds from sales of other real estate                                      1,749         4,338        6,981
Proceeds from insurance settlements                                          22,469        12,562            -
Proceeds from sale of credit card merchant services business                      -             -        3,000
Premiums paid on life insurance contracts                                   (20,000)            -      (25,000)
Purchase of interest in unconsolidated joint venture                         (4,710)            -            -
Net cash paid in connection with sale of branches                                 -             -      (22,999)
Net cash paid in business combinations                                            -        (3,922)      (6,378)
                                                                         -----------   -----------   ----------
Net cash used by investing activities                                       (97,617)   (1,171,769)    (511,839)
                                                                         -----------   -----------   ----------

Cash Flows from Financing Activities:
   Net increase in deposits                                                  41,171     1,191,875      327,788
   Net increase (decrease) in federal funds purchased and
   securities sold under agreements to repurchase                           (29,891)       56,004       46,182
   Repayments of short-term notes                                                 -             -       (9,400)
   Repayments of long-term notes                                            (50,008)           (7)        (155)
   Dividends paid                                                           (29,311)      (23,416)     (18,977)
   Conversion of preferred stock to cash                                          -             -         (148)
Proceeds from exercise of stock options                                       8,002         1,213        1,830
Repurchase/retirement of common stock                                        (1,750)       (9,549)     (10,968)
Excess tax benefit from the exercise of stock options                         3,493             -            -
Other stock transactions, net                                                     -           (98)         219
                                                                         -----------   -----------   ----------
Net cash (used by) provided by financing activities                         (58,294)    1,216,022      336,371
                                                                         -----------   -----------   ----------
Net (decrease) increase in cash and due from banks                          (80,990)      115,307      (22,285)
Cash and due from banks, beginning of year                                  271,104       155,797      178,082
                                                                         -----------   -----------   ----------
Cash and due from banks, end of year                                      $ 190,114     $ 271,104    $ 155,797
                                                                         ===========   ===========   ==========

SUPPLEMENTAL INFORMATION:
           Income taxes paid                                              $  55,503     $  12,500      $26,700
           Interest paid, including capitalized interest
                    of $806 in 2006                                       $ 112,447     $  74,300      $56,800
           Restricted stock issued to employees of Hancock                $   2,518     $   1,490      $ 1,391

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
           Transfers from loans to other real estate                      $   1,304     $   2,703      $ 4,700
           Financed sales of foreclosed property                          $     741     $   1,300      $ 1,200

See accompanying notes to consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies

Description of Business

Hancock Holding Company (the Company or Hancock) is a financial holding company headquartered in Gulfport, Mississippi operating in the states of Mississippi, Louisiana, Alabama and Florida. Hancock Holding Company, the Parent Company operates through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi, Hancock Bank of Louisiana, Baton Rouge, Louisiana and Hancock Bank of Florida, Tallahassee, Florida (the Banks). The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank.

Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of the more significant of those policies.

Consolidation

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

Comprehensive Income

Comprehensive income includes net earnings and other comprehensive income which, in the case of the Company, includes unrealized gains and losses on securities available for sale and unfunded pension and post retirement plan liabilities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for loan losses, intangible assets and goodwill, income taxes, pension and postretirement benefit plans and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications have been made to prior periods to conform to the current year presentation.

Statements of Cash Flows

Cash and cash equivalents are defined as only cash on hand and balances due from financial institutions.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies (continued)

Securities

Securities have been classified into one of two categories: available for sale or held to maturity. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held to maturity are classified as available for sale.

Held to maturity securities are stated at amortized cost. Available for sale securities are stated at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity until realized.

The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security using the constant-yield method. The prepayment speed chosen to determine the estimated life of a mortgage-backed security is the security’s historical 3-month prepayment speed. When prepayment speeds are faster than expected, the average life of the mortgage-backed security is shorter than the original estimate. Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains and losses. Gains and losses on the sales of securities available for sale are determined using the specific-identification method. Using this basis results in the most accurate reporting of gains and losses realized on these sales, as well as the appropriate adjustment to Accumulated Other Comprehensive Income. A decline in the fair value of securities below cost that is deemed to be other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

During 2005, securities classified as held to maturity in the portfolio of one of the Company’s subsidiaries were sold. A determination was made that this action tainted the investment portfolio of the entire Company. As a result of this action and determination, all securities held by the Company have been reclassified to available for sale and the carrying value of those securities are adjusted to fair value as prescribed in Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Derivative Instruments

The Company does not have any accounting hedges under the guidelines of SFAS No. 133. The Company does have certain Interest Rate Lock Commitments (IRLC’s) that are carried off balance sheet. These represent forward commitments to fund customer mortgage loans that will be sold, servicing released upon funding. The Company values its position for the outstanding IRLC’s on a quarterly basis versus current market rates and tests its position for exposure to future earnings from the sales of those commitments.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies (continued)

Loans

Non-refundable loan origination fees and certain direct origination costs are recognized as an adjustment to the yield on the related loan. Interest on loans is recorded to income as earned. Where doubt exists as to collectibility of a loan, the accrual of interest is discontinued, all unpaid accrued interest is reversed and payments subsequently received are applied first to principal. Interest income is recorded after principal has been satisfied and as payments are received.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructurings, and performing and non-performing major loans for which full payment of principal or interest is not expected. Categories of non-major homogeneous loans, which are evaluated on an overall basis, generally include all loans under $500,000. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of its collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

Generally, loans of all types which become 90 days delinquent are reviewed relative to collectibility. Unless such loans are in the process of terms revision to bring to a current status, collection through repossession or foreclosure, those loans deemed uncollectible are charged off against the allowance account. As a matter of policy, loans are placed on a non-accrual status when doubt exists as to collectibility.

Allowance for Loan Losses

The allowance for loan and lease losses (ALLL) is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary segments. These segments include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under SFAS No. 114. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation is computed using multiple methods based on the estimated useful lives of the related assets, which generally range from 7 to 39 years for buildings and improvements and from 3 to 7 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the term of the lease or the asset’s useful life.

Goodwill

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles, the Company tests its goodwill for impairment annually or more frequently if impairment indicators are present. If indicators of impairment were present and undiscounted future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

Other Real Estate

Other real estate acquired through foreclosure is stated at fair value at the date of acquisition, net of the costs of disposal. When a reduction to fair value at the time of foreclosure is required, it is charged to the allowance for loan losses. Valuation allowances associated with other real estate amounted to $131,000 and $450,000 at December 31, 2006 and 2005, respectively.

The Company determines the fair value of other real estate utilizing observations of current market conditions, adjusted for contracts existing at the date of valuation. The carrying value of other real estate is adjusted on a quarterly basis.

Any subsequent adjustments, as well as the costs associated with holding the real estate, are charged to expense.

Other Intangible Assets

Other intangible assets consist of core deposit intangibles, value of business acquired, value of insurance expirations, non-compete agreements, trade name and mortgage servicing rights (MSRs). Other intangible assets are being amortized using multiple methods based on the assets estimated useful life and pattern in which the expected benefits are consumed. If indicators of impairment were present in amortizable intangible assets and undiscounted future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

MSRs are rights to service mortgage loans for others, on loans not retained by the Company. For loans originated and sold, where the servicing rights have been retained, the Company allocates the cost of the loan and servicing right based on their relative fair values. The Company amortizes MSRs over the estimated lives of the underlying loans in proportion to the resultant servicing income stream. For the valuation of MSRs, management obtains external information, evaluates overall portfolio characteristics and monitors economic conditions to arrive at appropriate prepayment speeds and other assumptions. The company used the loan type and term of the mortgage to stratify the servicing portfolio on which MSRs have been recognized to determine valuation and impairment. Impairment is recognized for the amount by which MSRs for a stratum exceed their fair value.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies (continued)

Life Insurance Contracts

Life insurance contracts represent single premium life insurance contracts on the lives of certain officers of the Company. The Company is the beneficiary of these policies. These contracts are reported at their cash surrender values of $107.2 million and $83.1 million at December 31, 2006 and 2005, respectively. Changes in the cash surrender value are included in other income and amounted to $4.1 million, $3.5 million and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Reinsurance Receivables

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. Reinsurance premiums, loss reimbursement, and reserves related to reinsurance business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contract. The Company may receive a ceding commission in connection with ceded reinsurance. If so, the ceding commission is earned on a monthly pro rata basis in the same manner as the premium and is recorded as a reduction of other operating expenses.

Self Insurance

The Company is self insured for certain risks including employee health insurance and records estimated liabilities for these risks.

Transfers of Financial Assets

The Company recognizes the financial and servicing assets it controls and the liabilities it incurs, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. All measurements and allocations are based on fair value.

Trust Income

Trust income is recorded as earned.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities and loans and earnings on the Company’s bank-owned life insurance policies). Deferred taxes on temporary differences are calculated at the currently enacted tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Pension Accounting

The Company has accounted for its defined benefit pension plan using the actuarial model required by SFAS No. 87, Employers’ Accounting for Pensions. The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes. The Company also sponsors two defined benefit postretirement plans, which provide medical benefits and life insurance benefits. The Company has accounted for these plans using the actuarial computations required by SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions as amended by SFAS No. 132. The cost of the defined benefit postretirement plan has been recognized on the projected unit credit method over the employee’s approximate service period. Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R); which requires the recognition of the over funded or under funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet. As a result of adopting SFAS No. 158, unrecognized transition assets and obligations, unrecognized actuarial gains and losses and prior service costs and credits are recognized as a component of accumulated other comprehensive income resulting in a reduction to stockholders’ equity of $7.9 million.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies (continued)

Policy Reserves and Liabilities

Unearned premium reserves are based on the assumption that the portion of the original premium applicable to the remaining term and amount of insurance will be adequate to pay future benefits. The reserve is calculated by multiplying the original gross premium times an unearned premium factor. Factors are developed which represent the proportion of the remaining coverage compared to the total coverage provided over the entire term of insurance.

Policy reserves for future life and health claims not yet incurred are based on assumed mortality and interest rates. For disability, the reserves are based upon unearned premium, which is the portion of the original premium applicable to the remaining term and amount of insurance that will be adequate to pay future benefits. Present value of amounts not yet due is an amount for disability claims already reported and incurred and represents the present value of all the future benefits using actuarial disability tables. IBNR (Incurred But Not Reported) is an estimate of claims incurred but not yet reported, and is based upon historical analysis of claims payments.

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation, effective January 1, 2006. Under the provisions of this statement, compensation expense is recognized for options granted, modified or settled after January 1, 2006, utilizing the fair value of the grants over the vesting period. The impact of the adoption of SFAS No. 123(R) on the Company’s net income was $2.5 million. (See Note 14).The Company estimates the fair value of each pool of options granted using the Black-Scholes-Merton options pricing model.

Basic and Diluted Earnings Per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net earnings available to common shareholders by the total of the weighted-average number of shares outstanding plus the “if-converted” effect of outstanding options and other equity based incentives using the treasury stock method.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. Then the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment is made to the opening balance of retained earnings for that period rather that being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. The Company adopted SFAS No. 154 as of January 1, 2006 as required and its effect on the consolidated financial statements, to date, has not been material. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The provisions in SOP 05-1 are effective for the Company beginning in fiscal year 2007. The Company is currently evaluating the requirements of SOP 05-1 and has not yet determined the impact on the Company’s consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. This pronouncement is effective for the Company beginning in fiscal year 2007. The Company intends on using the amortization method and does not believe the adoption of SFAS No. 156 will have a material impact on its results of operations and financial position.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This pronouncement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for fiscal years ending after December 15, 2006. In addition, this statement requires an employer to measure the funded status of a plan as of its year-end balance sheet date effective for fiscal years ending after December 15, 2008. The Company adopted the requirement to recognize the funded status of the benefit plans and related disclosure requirements as of December 31, 2006. The Company is currently evaluating the requirements of SFAS No. 158 related to the measurement date and has not yet determined the impact of adoption on the Company’s consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

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

In fiscal 2006, the Company adopted SEC Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 requires that registrants assess the impact on both balance sheet and the statement of income when quantifying and evaluating the materiality of a misstatement. Under SAB No. 108, adjustment of financial statements is required when either approach results in quantifying a misstatement that is material to a reporting period presented within the financial statements, after considering all relevant quantitative and qualitative factors. The impact of adopting SAB No. 108 was a $2.9 million adjustment to retained earnings as of December 31, 2005, as disclosed in Note 12.

Note 2.     Hurricane Katrina

Net income for both 2006 and 2005 was affected by several items related to the impact of Hurricane Katrina, which made landfall in the Company’s operating region on August 29, 2005. In 2005, net income was negatively affected by storm-related items totaling $21.1 million on an after tax basis. The largest of 2005‘s items was the establishment of a $35.2 million (pretax) allowance for loan losses related to the storm. In 2006, the Company reversed $20.0 million from the storm-related allowance for loan losses due to better than expected loss experience with storm impacted credits. In addition, the Company negotiated a final settlement with our primary property and casualty insurance provider and recognized a $5.1 million gain in 2006.

Note 3.     Business Combinations

Gulf South Technology Center, LLC

In July 2006, the Company purchased a 50% interest in a joint venture partnership for $4.7 million in which no party has a controlling interest. The Company’s vision is to help develop the Mississippi Coast as a center for economic development in the 21st century by creating the Gulf South Technology Center, LLC. Management expects that the center will include a commercial hub offering state of the art technology infrastructure, strategic multimodal transportation access and a network of business support services as well as corporate office complexes, technology and data centers, logistics and distribution facilities, service and convenience retail, residential housing and education campuses.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.     Business Combinations (continued)

J. Everett Eaves, Inc.

On July 1, 2005, Hancock Insurance Agency acquired 100% of the stock of J. Everett Eaves, Inc., a well-known commercial insurance agency operating in the New Orleans, Louisiana market for approximately $5.0 million. During 2006, to record the final purchase price of J. Everett Eaves, Inc. and reflect the results of a third-party study which valued the intangible assets, the Company recorded a reallocation of intangibles and final purchase accounting adjustments which resulted in the recording of four separate categories of intangible assets: value of insurance expirations, $1.9 million; non-compete agreements, $0.1 million; trade name, $0.1 million and goodwill of $3.8 million. The value of insurance expirations, non-compete agreements and trade name assets are being amortized over their estimated lives, which are 10, 5 and 5 year lives, respectively, on a straight line basis.

Ross King Walker, Inc.

An intangibles valuation relating to the intangibles recorded in the acquisition of Ross King Walker, Inc. in late 2004 was completed during 2005. The reallocation of intangibles resulted in the recording of three separate categories of intangible assets: value of insurance expirations, $1.1 million; non-compete agreements, $0.2 million and goodwill of $1.3 million. The value of insurance expirations and non-compete agreement assets are being amortized over their estimated lives, which are 10 years and 5 years, respectively, on an accelerated basis.

Note 4.     Securities

The amortized cost and fair value of securities classified as available for sale follow (in thousands):

                                                December 31, 2006                                    December 31, 2005
                            ---------------------------------------------------  --------------------------------------------------
                                             Gross       Gross                                  Gross      Gross
                               Amortized   Unrealized  Unrealized      Fair       Amortized   Unrealized Unrealized      Fair
                                 Cost        Gains       Losses        Value         Cost       Gains      Losses        Value
                            -------------- --------- ------------ -------------  ------------ ---------- ---------- ---------------
U.S. Treasury                 $    60,231   $    17     $     57   $    60,191   $    50,883    $    22   $     35     $    50,870
U.S. government agencies        1,016,811       172        6,054     1,010,929     1,029,656        299     10,695       1,019,260
Municipal obligations             200,891     3,556          430       204,017       165,180      3,548        521         168,207
Mortgage-backed securities        443,410       995        9,978       434,427       484,131      1,064     11,657         473,538
CMOs                              116,161         -        1,991       114,170       194,899          6      2,827         192,078
Other debt securities              44,664       282          926        44,020        48,476        288      1,553          47,211
Federal home loan bank stock        3,198         -            -         3,198         5,422          -          -           5,422
Other equity securities            31,479     1,247           20        32,706         2,098        631         54           2,675
                            -------------- --------- ------------ -------------  ------------ ---------- ---------- ---------------
                              $ 1,916,845   $ 6,269     $ 19,456   $ 1,903,658   $ 1,980,745    $ 5,858   $ 27,342     $ 1,959,261
                            ============== ========= ============ =============  ============ ========== ========== ===============

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.     Securities (continued)

The amortized cost and fair value of securities classified as available for sale at December 31, 2006, by contractual maturity, (expected maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties) were as follows (in thousands):

                                                  Amortized             Fair
                                                    Cost                Value
                                              ----------------    ----------------
Due in one year or less                             $ 655,944           $ 654,732
Due after one year through five years                 407,810             406,557
Due after five years through ten years                239,444             238,429
Due after ten years                                    19,399              19,439
                                              ----------------    ----------------
                                                    1,322,597           1,319,157

Mortgage-backed securities & CMOs                     559,571             548,597
Equity securities                                      34,677              35,904
                                              ----------------    ----------------
                                                  $ 1,916,845         $ 1,903,658
                                              ================    ================

The Company held no securities classified as held to maturity at December 31, 2006 and 2005. During 2005, securities classified as held to maturity in the portfolio of one of the Company’s subsidiaries were sold. A determination was made that this action tainted the investment portfolio of the entire Company. As a result of this action and determination, all securities held by the Company have been classified to available for sale and the carrying value of those securities are adjusted to market as prescribed in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments with a carrying value of approximately $167.0 million were reclassified and resulted in the recording of net unrealized gains of approximately $480,000. There were no associated gains or losses in accumulated other comprehensive income related to any derivative which hedged these securities.

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2006 follow (in thousands):

                                     Losses < 12 months            Losses 12 months or >                  Total
                                 ----------------------------  ------------------------------  -----------------------------
                                                    Gross                           Gross                          Gross
                                                  Unrealized                      Unrealized                     Unrealized
                                  Fair Value        Losses       Fair Value        Losses       Fair Value         Losses
                                 -------------  -------------  --------------  --------------  -------------   -------------
U.S. Treasury                      $   59,194     $       49     $       500      $        8    $    59,694      $       57
U.S. government agencies              465,684          1,344         440,711           4,710        906,395           6,054
Municipal obligations                   2,070             14          36,568             416         38,638             430
Mortgage-backed securities              1,729              1         343,494           9,977        345,223           9,978
CMOs                                        8              -         114,018           1,991        114,026           1,991
Other debt securities                     914              4          32,033             922         32,947             926
Equity securities                           3              1              19              19             22              20
                                 -------------  -------------  --------------  --------------  -------------   -------------
                                   $  529,602     $    1,413     $   967,343      $   18,043    $ 1,496,945      $   19,456
                                 =============  =============  ==============  ==============  =============   =============

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Securities (continued)

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2005 were as follows (in thousands):

                                     Losses < 12 months            Losses 12 months or >                  Total
                                 ----------------------------  ------------------------------  -----------------------------
                                                    Gross                           Gross                          Gross
                                                  Unrealized                     Unrealized                     Unrealized
                                   Fair Value       Losses       Fair Value        Losses       Fair Value         Losses
                                 -------------  -------------  --------------  --------------  -------------   -------------
U.S. Treasury                      $   49,992      $      30     $       193      $        5    $    50,185      $       35
U.S. government agencies              269,754            569         537,172          10,126        806,926          10,695
Municipal obligations                     889              3          21,625             518         22,514             521
Mortgage-backed securities              8,767            188         379,133          11,469        387,900          11,657
CMOs                                        -              -         191,371           2,827        191,371           2,827
Other debt securities                  12,972            583          21,121             970         34,093           1,553
Equity securities                          67             54               -               -             67              54
                                 -------------  -------------  --------------  --------------  -------------   -------------
                                   $  342,441      $   1,427     $ 1,150,615      $   25,915    $ 1,493,056      $   27,342
                                 =============  =============  ==============  ==============  =============   =============

As of December 31, 2006, the Company had 1,291 investments. Of the total portfolio, 449 securities were in an unrealized loss position. Management and the Asset/Liability Committee continually monitor the securities portfolio and management is able to effectively measure and monitor the unrealized loss position on these securities. The Company has adequate liquidity and therefore has the ability and additionally the intent to hold these securities to recovery. Accordingly, the unrealized loss of these securities has been determined to be temporary.

The Company’s securities portfolio is an important source of liquidity and earnings for the Company. A stated objective in managing the securities portfolio is to provide consistent liquidity to support balance sheet growth but also to provide a safe and consistent stream of earnings. To that end, management is open to opportunities that present themselves which enables the Company to improve the structure and earnings potential of the securities portfolio. During the fourth quarter of 2006, the current economic environment, the slope of the yield curve and the expectations of future interest rate movements presented the Company with an opportunity to sell $162.9 million in certain U.S. Agency securities. The bonds were sold at a pretax book loss of $5.5 million and had a book yield of 3.81 percent. The proceeds were immediately reinvested in a combination of federal funds and other short-term instruments. The Company has no intention and does not expect to incur any other significant security sales in the immediate future.

Proceeds from sales of available for sale securities were approximately $157.3 million in 2006, $133.8 million in 2005 and $20.0 million in 2004. Gross gains of $309,000 in 2006, $781,000 in 2005 and $165,000 in 2004 and gross losses of $5.5 million in 2006, $834,000 in 2005 and $2,000 in 2004 were realized on such sales.

Securities with an amortized cost of approximately $1,212.5 million at December 31, 2006 and $1,030.9 million at December 31, 2005, were pledged primarily to secure public deposits and securities sold under agreements to repurchase. The Company has approximately $10.0 million and $6.7 million of securities pledged with various state regulatory authorities to secure reinsurance receivables as of December 31, 2006 and 2005, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.     Loans

Loans, net of unearned income, consisted of the following (in thousands):

                                                           December 31,
                                                 ---------------------------------
                                                      2006              2005
                                                 ---------------   ---------------
Real estate loans                                   $ 2,118,014       $ 1,879,107
Commercial and industrial loans                         317,630           364,163
Loans to individuals for household, family
  and other consumer expenditures                       535,354           520,218
Leases and other loans                                  295,586           225,698
                                                 ---------------   ---------------
                                                    $ 3,266,584       $ 2,989,186
                                                 ===============   ===============

The Company generally makes loans in its market areas of South Mississippi, South Alabama, South and Central Louisiana and Northwest Florida. Loans are made in the normal course of business to its directors, executive officers and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Such loans did not involve more than normal risk of collectibility. Balances of loans to the Company’s directors, executive officers and their affiliates at December 31, 2006 and 2005 were approximately $14.4 million and $15.2 million, respectively, all of which are completely reserved. New loans, repayments and changes of directors and executive officers and their affiliates on these loans for 2006 were $7.0 million, $1.8 million and $6.0 million, respectively. New loans and repayments of directors and executive officers and their affiliates on these loans for 2005 were $4.4 million and $4.0 million, respectively.

Changes in the allowance for loan losses follow (in thousands):

                                                       2006           2005           2004
                                                  -------------- -------------  -------------
Balance at January 1                                 $   74,558     $  40,682      $  36,750
Recoveries                                               12,491         7,052          7,823
Loans charged off                                       (19,515)      (15,811)       (20,428)
Provision for (reversal of) loan losses                 (20,762)       42,635         16,537
                                                  -------------- -------------  -------------
Balance at December 31                               $   46,772     $  74,558      $  40,682
                                                  ============== =============  =============

In 2005, the Company established a $35.2 million specific allowance for estimated credit losses related to the impact of Hurricane Katrina on its loan portfolio. In 2005, the Company reduced the allowance by $2.4 million for storm-related net charge-offs. As a result, the storm-related allowance was $32.9 million as of December 31, 2005. Of this remaining amount, the Company reversed $20.0 million of the allowance to income in 2006. While management determined that the potential for further storm-related charge-offs is present, the levels are projected to be lower than originally anticipated. The Company reviewed the asset quality of significant credits included in the original $35.2 million storm-related allowance and determined that this reversal was appropriate.

In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a nonaccrual status. For such period as a loan is in nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.     Loans (continued)

Nonaccrual and renegotiated loans amounted to approximately 0.11% and 0.36% of total loans at December 31, 2006 and 2005, respectively. In addition, the Company’s other individually evaluated impaired loans amounted to approximately 0.08% and 0.86% of total loans at December 31, 2006 and 2005, respectively. The average amounts of impaired loans carried on the Company’s books for 2006, 2005 and 2004 were $7.4 million, $9.3 million and $9.8 million, respectively. Interest recognized on nonaccrual loans is immaterial to the Company’s operating results. Related allowance amounts were not significant during the years ended December 31, 2006, 2005 or 2004. The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual in 2006, 2005 or 2004, was $759,000, $747,000 and $574,000, respectively.

As of December 31, 2006, the Company had $17.2 million in loans carried at fair value. There were no loans carried at fair value as of December 31, 2005.

The Company held $16.9 million and $24.2 million in loans held for sale at December 31, 2006 and 2005 carried at fair value. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Note 6.     Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following (in thousands):

                                                           2006                   2005
                                                    -------------------    --------------------
Land                                                          $ 25,203                $ 20,343
Land improvements                                                1,535                   1,296
Buildings and leasehold improvements                            72,410                  64,392
Construction in progress                                        47,038                   5,894
Furniture, fixtures and equipment                               60,411                  45,383
                                                    -------------------    --------------------
                                                               206,597                 137,308
Accumulated depreciation and amortization                      (66,043)                (57,922)
                                                    -------------------    --------------------
Property and equipment, net                                  $ 140,554                $ 79,386
                                                    ===================    ====================

Depreciation and amortization expense was $10.4 million, $8.7 million and $9.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Capitalized interest was $0.8 million for the year ended December 31, 2006. There was no capitalized interest for the years ended December 31, 2005 and 2004.

Construction in progress is primarily for reconstruction of the corporate headquarters in Gulfport, Mississippi. The remaining construction commitment amount is expected to be approximately $8.3 million. The Company expects completion during the second quarter of 2007.

Note 7.     Goodwill and Other Intangible Assets

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142 Goodwill and Other Intangibles, the Company tests its goodwill for impairment annually. No impairment charges were recognized as of December 31, 2006 or 2005. The carrying amounts of goodwill were $62.3 million and $61.4 million as of December 31, 2006 and 2005, respectively.

During 2006, the Company recorded reallocations of goodwill to other intangible assets and to record the final purchase price for the acquisition of J. Everett Eaves, Inc.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.     Goodwill and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill for 2006 and 2005 follow (in thousands):

                                                                              December 31,
                                                                       ----------------------------
                                                                          2006            2005
                                                                       ------------    ------------
Balance at January 1                                                      $ 61,418        $ 55,409
Goodwill on business acquisition                                                 -           4,715
Reallocation based on subsequent valuation                                     859           1,304
Goodwill adjustment related to consolidation of branches                         -             (10)
                                                                       ------------    ------------
Balance at December 31                                                    $ 62,277        $ 61,418
                                                                       ============    ============

The following tables present information regarding the components of the Company’s other intangible assets, and related amortization for the dates indicated (in thousands):

                                                                            December 31, 2006
                                                   -----------------------------------------------------------------------
                                                      Gross Carrying            Accumulated             Net Carrying
                                                          Amount                Amortization               Amount
                                                   ---------------------    ---------------------   ----------------------
  Core deposit intangibles                                     $ 14,137                  $ 7,290                  $ 6,847
  Value of insurance business acquired                            3,767                    1,459                    2,308
  Non-compete agreements                                            368                      179                      189
  Trade name                                                        100                       30                       70
                                                   ---------------------    ---------------------   ----------------------
                                                               $ 18,372                  $ 8,958                  $ 9,414
                                                   =====================    =====================   ======================

                                                                             December 31, 2005
                                                   -----------------------------------------------------------------------
                                                      Gross Carrying            Accumulated             Net Carrying
                                                          Amount                Amortization               Amount
                                                   ---------------------    ---------------------   ----------------------
  Core deposit intangibles                                     $ 14,137                  $ 5,924                  $ 8,213
  Value of insurance business acquired                            1,673                      833                      840
  Non-compete agreements                                            228                       76                      152
                                                   ---------------------    ---------------------   ----------------------
                                                               $ 16,038                  $ 6,833                  $ 9,205
                                                   =====================    =====================   ======================

                                                                          Years Ended December 31,
                                                   -----------------------------------------------------------------------
                                                           2006                     2005                    2004
                                                   ---------------------    ---------------------   ----------------------
Aggregate amortization expense for:
  Core deposit intangibles                                      $ 1,366                  $ 1,654                  $ 1,766
  Value of insurance business acquired                              626                      471                      179
  Non-compete agreements                                            103                       69                        -
  Trade name                                                         30                        -                        -
                                                   ---------------------    ---------------------   ----------------------
                                                                $ 2,125                  $ 2,194                  $ 1,945
                                                   =====================    =====================   ======================

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.     Goodwill and Other Intangible Assets (continued)

The amortization period used for core deposit intangibles and value of insurance business acquired is 10 years. The amortization period used for non-compete agreements and trade name intangibles is 5 years. The following table shows estimated amortization expense of other intangible assets for the five succeeding years and thereafter, calculated based on current amortization schedules (in thousands):

                                                        2007      $ 1,701
                                                        2008        1,518
                                                        2009        1,484
                                                        2010        1,425
                                                        2011        1,177
                                                  Thereafter        2,109
                                                               -------------
                                                                  $ 9,414
                                                               =============
Note 8.     Mortgage Banking (including Mortgage Servicing Rights)

The changes in the carrying amounts of mortgage servicing rights for the years ended December 31, 2006, 2005, and 2004 are as follows (in thousands):

                                                     Gross Carrying        Valuation         Net Carrying
                                                         Amount            Allowance            Amount
                                                    -----------------   -----------------  -----------------
       Balance as of January 1, 2004                         $ 5,165            $ (2,409)           $ 2,756
       Additions                                                 305                   -                305
       Disposals                                                (635)                292               (343)
       Amortization                                                -              (1,048)            (1,048)
       Impairment reversal                                         -                 850                850
                                                    -----------------   -----------------  -----------------
       Balance as of December 31, 2004                         4,835              (2,315)             2,520
       Additions                                                 167                   -                167
       Disposals                                                (710)                417               (293)
       Amortization                                                -                (818)              (818)
                                                    -----------------   -----------------  -----------------
       Balance as of December 31, 2005                         4,292              (2,716)             1,576
       Additions                                                  21                   -                 21
       Disposals                                                (475)                368               (107)
       Amortization                                                -                (549)              (549)
                                                    -----------------   -----------------  -----------------
       Balance as of December 31, 2006                       $ 3,838            $ (2,897)             $ 941
                                                    =================   =================  =================

The following table shows estimated amortization expense of mortgage servicing rights for the five succeeding years and thereafter, calculated based on current amortization schedules (in thousands):

                                                        2007        $ 359
                                                        2008          235
                                                        2009          163
                                                        2010          106
                                                        2011           56
                                                  Thereafter           22
                                                             -------------
                                                                    $ 941
                                                             =============

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.     Mortgage Banking (including Mortgage Servicing Rights) - (continued)

The assumptions underlying these estimates are subject to modification based on changes in market conditions and portfolio behavior (such as prepayment speeds). Variable prepayment speeds were used in this projection and are based on coupon stratification, age and type of loans in this portfolio under the current interest rate environment. As a result, these estimates are subject to change in a manner and amount that is not presently determinable by management.

Impairment for mortgage servicing rights occurs when the estimated fair value falls below amortized cost. Fair value is determined utilizing specific risk characteristics of the mortgage loan, current interest rates and current prepayments speeds. Although there were some temporary deferrals related to Hurricane Katrina in 2005, the value of the mortgage servicing rights was not subject to impairment as a result of the long term effects of the storm. During 2004, the Company reversed $850,000 of mortgage servicing right temporary impairment taken during 2003 due to changes in the interest rate environment and market conditions for prepayment activity. Mortgage servicing rights valuations during 2004 proved this impairment to be temporary, and management determined it appropriate to reverse the non-cash pre-tax expense.

At December 31, 2006, the fair value of mortgage servicing rights was $2.2 million, with a weighted average coupon of 5.73% as compared to a worse case scenario value (assuming 30% prepayments) of $2.5 million and a fair value (using Bloomberg prepayment speeds) of $3.0 million as of December 31, 2005.

Note 9.     Deposits

The Company experienced significant deposit growth since Hurricane Katrina impacted our market area. The majority of the deposit inflows consisted of transaction accounts and, to a lesser extent, short duration (12 months or less) time deposits. This rapid inflow of deposit dollars creates the potential for additional future liquidity needs; accordingly, the deposit inflows since the storm were primarily invested in Fed Funds, short-term U. S. Treasury Bills and U. S. Agency Discount notes, and short duration U. S. Agency bonds.

The maturities of time deposits at December 31, 2006 follow (in thousands):

                                                    2007                 $1,535,854
                                                    2008                    188,864
                                                    2009                     92,561
                                                    2010                     35,200
                                                    2011                     28,695
                                                    thereafter                    8
                                                                    ----------------
                                                                         $1,881,182
                                                                    ================

Time deposits of $100,000 or more totaled approximately $735.6 million and $633.6 million at December 31, 2006 and 2005, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.     Borrowings

Short-Term Borrowings

The following table presents information concerning federal funds purchased and sold and securities sold under agreements to repurchase (in thousands):

                                                                                        December 31,
                                                                      -------------------------------------------------
                                                                              2006                        2005
                                                                      ---------------------       ---------------------
       Federal funds sold
         Amount outstanding at period-end                                        $ 212,242                   $ 402,968
         Weighted average interest rate at period-end                                5.09%                       4.00%

       Federal funds purchased
         Amount outstanding at period-end                                        $   3,800                   $   1,475
         Weighted average interest rate at period-end                                4.95%                       3.95%
         Weighted average interest rate during the year                              5.38%                       3.27%
         Average daily balance during the year                                   $  11,557                   $  10,262
         Maximum month end balance during the year                               $  49,160                   $  55,120

       Securities sold under agreements to repurchase
         Amount outstanding at period-end                                        $ 218,591                   $ 250,807
         Weighted average interest rate at period-end                                3.72%                       4.29%
         Weighted average interest rate during the year                              3.62%                       1.94%
         Average daily balance during the year                                   $ 250,603                   $ 224,842
         Maximum month end balance during the year                               $ 425,753                   $ 258,508

The contractual maturity of federal funds purchased and securities sold under agreements to repurchase is demand or due overnight.

Specific U. S. Treasury and U. S. Government agencies with carrying values of $218.6 million at December 31, 2006 and $250.8 million at December 31, 2005 collateralized the repurchase agreements. The fair value of this collateral approximated $216.6 million at December 31, 2006 and $259.2 million at December 31, 2005.

Long-Term Borrowings

On April 6, 2006, the Company completed an early retirement of its $50.0 million debt obligation to the Federal Home Loan Bank (FHLB). This obligation was recorded as a long-term liability in the accompanying Consolidated Balance Sheets as of December 31, 2005. As a result of this transaction, a $41,000 loss on early extinguishment of debt was recognized in 2006. The Company has an approved line of credit with the FHLB of approximately $346.8 million, which is secured by a blanket pledge of certain residential mortgage loans. This line of credit had no outstanding balances at December 31, 2006 and 2005.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.     Other Assets and Other Liabilities

The components of other assets and other liabilities follow (in thousands):

                                                   December 31,
                                         ---------------------------------
                                              2006              2005
                                         ---------------   ---------------
Other assets
      Prepaid assets                           $ 13,203          $ 11,115
      Other receivables                           4,845            20,709
      Miscellaneous                               2,000             1,768
                                         ---------------   ---------------
        Total other assets                     $ 20,048          $ 33,592
                                         ===============   ===============

Other liabilities
      Other interest bearing liabilities        $ 4,378           $ 4,881
      Accrued expenses                           48,391            63,724
      Miscellaneous                               6,077             6,431
                                         ---------------   ---------------
        Total other liabilities                $ 58,846          $ 75,036
                                         ===============   ===============
Note 12.     Stockholders' Equity

Regulatory Capital

Common stockholders’ equity of the Company includes the undistributed earnings of the bank subsidiaries. Dividends are payable only out of undivided profits or current earnings. Moreover, dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by the Banks. Consequently, dividends are dependent upon earnings, capital needs, regulatory policies and statutory limitations affecting the Banks. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Hancock Bank of Louisiana are subject to approval by the Commissioner of Financial Institutions of the State of Louisiana. Dividends paid by Hancock Bank of Florida are subject to approval by the Florida Department of Financial Services. The amount of capital of the subsidiary banks available for dividends at December 31, 2006 was approximately $128.8 million.

Risk-based capital requirements are intended to make regulatory capital more sensitive to risk elements of the Company. Currently, the Company and its bank subsidiaries are required to maintain minimum risk-based capital ratios of 8.0%, with not less than 4.0% in Tier 1 capital. In addition, the Company and its bank subsidiaries must maintain minimum Tier 1 leverage ratios (Tier 1 capital to total average assets) of at least 3.0% based upon the regulators latest composite rating of the institution.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement prompt corrective actions for institutions that it regulates. The rules provide that an institution is “well capitalized” if its total risk-based capital ratio is 10.0% or greater, its Tier 1 risked-based capital ratio is 6.0% or greater, its leverage ratio is 5.0% or greater and the institution is not subject to a capital directive. Under this regulation, all of the subsidiary banks were deemed to be “well capitalized” as of December 31, 2006 and 2005 based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change these classifications.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.     Stockholders' Equity (continued)

The Company and its bank subsidiaries are required to maintain certain minimum capital levels. At December 31, 2006 and 2005, the Company and the Banks were in compliance with their respective statutory minimum capital requirements. Following is a summary of the actual capital levels at December 31, 2006 and 2005 (amounts in thousands):

                                                                                                         To be Well
                                                                             Required for              Capitalized Under
                                                                            Minimum Capital            Prompt Corrective
                                                      Actual                    Adequacy                Action Provisions
                                             -------------------------   -------------------------   ---------------------------
                                                Amount         Ratio %      Amount         Ratio %     Amount         Ratio %
                                             ------------   ----------   --------------   --------   -----------    ------------
At December 31, 2006
  Total capital (to risk weighted assets)
   Company                                      $558,410        13.60       $327,792        8.00       $    N/A            N/A
   Hancock Bank                                  307,655        14.33        171,729        8.00        214,661          10.00
   Hancock Bank of Louisiana                     200,829        11.23        143,037        8.00        178,797          10.00
   Hancock Bank of Florida                        27,414        20.08         10,920        8.00         13,651          10.00

  Tier 1 capital (to risk weighted assets)
   Company                                      $510,639        12.46       $163,896        4.00       $    N/A            N/A
   Hancock Bank                                  280,773        13.08         85,864        4.00        128,796           6.00
   Hancock Bank of Louisiana                     182,835        10.23         71,519        4.00        107,278           6.00
   Hancock Bank of Florida                        25,707        18.83          5,460        4.00          8,190           6.00

  Tier 1 leverage capital
   Company                                      $510,639         8.63       $177,575        3.00       $    N/A            N/A
   Hancock Bank                                  280,773         7.98        105,513        3.00        175,855           5.00
   Hancock Bank of Louisiana                     182,835         7.69         71,348        3.00        118,913           5.00
   Hancock Bank of Florida                        25,707        17.77          4,340        3.00          7,233           5.00

At December 31, 2005
  Total capital (to risk weighted assets)
   Company                                      $466,501        12.73       $293,166        8.00       $    N/A            N/A
   Hancock Bank                                  241,626        12.21        158,314        8.00        197,892          10.00
   Hancock Bank of Louisiana                     181,077        11.40        127,072        8.00        158,839          10.00
   Hancock Bank of Florida                        27,067        26.08          8,303        8.00         10,378          10.00

  Tier 1 capital (to risk weighted assets)
   Company                                      $420,283        11.47       $146,568        4.00       $    N/A            N/A
   Hancock Bank                                  216,594        10.95         79,121        4.00        118,682           6.00
   Hancock Bank of Louisiana                     161,147        10.15         63,506        4.00         95,259           6.00
   Hancock Bank of Florida                        25,768        24.83          4,151        4.00          6,227           6.00

  Tier 1 leverage capital
   Company                                      $420,283         7.85       $160,618        3.00       $    N/A            N/A
   Hancock Bank                                  216,594         6.84         94,997        3.00        158,329           5.00
   Hancock Bank of Louisiana                     161,147         7.67         63,030        3.00        105,050           5.00
   Hancock Bank of Florida                        25,768        24.01          3,220        3.00          5,366           5.00

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.     Stockholders' Equity (continued)

Comprehensive Income (Loss)

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

In addition to net income, the Company has identified changes related to other nonowner transactions in the Consolidated Statements of Stockholders’ Equity. Changes in other nonowner transactions consist of changes in the fair value of securities available for sale and liability adjustments for pension and post-retirement benefit plans.

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid duplicating items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effects of changes in fair value of securities available for sale and the liability adjustment for pension and post-retirement benefit plans for the years ended December 31, 2006, 2005 and 2004 (in thousands):

                                                                                                            Accumulated
                                                                                                               Other
                                                             Before-Tax                 Tax                Comprehensive
                                                               Amount                 Effect                   Loss
                                                          ------------------     ------------------     --------------------
Accumulated other comprehensive (loss) income:
Balance, January 1, 2004                                           $ (8,510)               $ 2,206                 $ (6,304)
Minimum pension liability                                              (584)                   142                     (442)
Net change in fair value of securities available
  for sale                                                           (6,795)                 2,526                   (4,269)
Less adjustment for net gains included in income                       (163)                    57                     (106)
                                                          ------------------     ------------------     --------------------
Balance, December 31, 2004                                          (16,052)                 4,931                  (11,121)
Minimum pension liability                                                62                    (24)                      38
Net change in fair value of securities available
  for sale                                                          (17,334)                 6,347                  (10,987)
Less adjustment for net losses included in income                        53                    (49)                       4
                                                          ------------------     ------------------     --------------------
Balance, December 31, 2005                                          (33,271)                11,205                  (22,066)
Minimum pension liability                                             1,685                   (628)                   1,057
Adoption of SFAS No. 158                                            (12,663)                 4,719                   (7,944)
Net change in fair value of securities available
  for sale                                                            3,100                 (1,352)                   1,748
Less adjustment for net losses included in income                     5,169                 (1,977)                   3,192
                                                          ------------------     ------------------     --------------------
Balance, December 31, 2006                                        $ (35,980)              $ 11,967                $ (24,013)
                                                          ==================     ==================     ====================

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.     Stockholders' Equity (continued)

SAB No. 108 Adjustments to Beginning Retained Earnings

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB No. 108. The rollover approach quantifies misstatements based on the amount of the error in the current year consolidated statement of income, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB No. 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB No. 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. The Company elected to record the effects of applying SAB No. 108 using the cumulative effect transition method as an adjustment to fiscal 2006 beginning retained earnings. The following table summarizes the effects at January 1, 2006 of applying the guidance in SAB No. 108:

                                                               Period in which the
                                                           Misstatement Originated (1)
                                              ----------------------------------------------------
                                                Cumulative                                               Adjustment
                                                 Prior to           Years Ended December 31,           Recorded as of
                                                Janaury 1,      ----------------------------------       January 1,
                                                   2004              2004              2005                 2006
                                              ----------------  ----------------  ----------------  ---------------------

Net deferred loan fees (costs) (2)                $ 2,546,831         $ (20,043)      $(1,668,327)           $   858,461
Accrued interest receivable (3)                       589,770           227,876           530,664              1,348,310
Equity investment in subsidiary (4)                         -                 -           644,204                644,204
Franchise tax payable (5)                             950,000           (47,636)         (142,364)               760,000
Income tax expense (benefit) (6)                   (1,304,468)           20,423           657,367               (626,678)
                                              ----------------  ----------------  ----------------  ---------------------
Impact on net income (7)                          $ 2,782,133         $ 180,620       $    21,544
                                              ================  ================  ================
Retained earnings (8)                                                                                        $ 2,984,297
                                                                                                    =====================

(1)  The Company has concluded that these errors were immaterial, individually and in the aggregate, to all periods prior to January 1, 2006.

(2)  The Company was not properly accounting for net deferred loan fees (costs) in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.
     The Company had previously calculated the impact of SFAS No. 91 each year, but determined the adjustment to be immaterial.
     The Company recorded a $0.9 million reduction in our loans as of January 1, 2006 for net deferred loan fees previously recognized as income with a corresponding reduction in retained earnings to correct these misstatements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.     Stockholders' Equity (continued)
    (3)  The Company was not properly accounting for income tax credits on loans and securities.  The Company recorded a $1.3 million reduction in accrued interest receivable as of January 1, 2006 with a corresponding reduction in retained earnings to correct this misstatement.

    (4)  The Company was not properly accounting for its equity investment in Magna Insurance Company, related to certain post-closing adjustments due to the one-month lag in recording its investment.  The Company recorded a $0.6 million reduction in equity investment in subsidiary as included in other assets as of January 1, 2006 with a corresponding reduction in retained earnings to correct this misstatement.

    (5)  The Company was accounting for franchise taxes in prior years on a cash basis by expensing franchise taxes in arrears.
         Accordingly, the $760,000 adjustment is a true-up at January 1, 2006 to establish an accrual.  The Company recorded a
         $0.8 million increase in its franchise tax liability as of January 1, 2006 with a corresponding reduction in retained earnings to correct this misstatement.

    (6)  As a result of the misstatements previously described, the Company's provision for income taxes was misstated.  The
         Company recorded an increase in its deferred income tax assets in the amount of $0.6 million as of January 1, 2006 with a corresponding increase in retained earnings to correct these misstatements.

    (7)  Represents the net overstatement of net income for the indicated periods resulting from these misstatements.

    (8)  Represents the net reduction to retained earnings as of January 1, 2006 to reflect the initial adoption of SAB No. 108.
Note 13.     Retirement and Employee Benefit Plans

At December 31, 2006, the Company had a pension plan and two postretirement plans for employees, which are described more fully below. The Company has accounted for its defined benefit pension plan using the actuarial model required by SFAS No. 87, Employers' Accounting for Pensions. The compensation cost of an employee's pension benefit has been recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method has been utilized for funding purposes. The Company also sponsors two defined benefit postretirement plans, which provide medical benefits and life insurance benefits. The Company has accounted for these plans using the actuarial computations required by SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions as amended by SFAS No. 132. The cost of the defined benefit postretirement plan has been recognized on the projected unit credit method over the employee's approximate service period.

Effective December 31, 2006, the Company adopted certain requirements of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R). Under SFAS No. 158, the Company is required to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet. This pronouncement also requires the Company to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for years ending after December 15, 2006. The Company is evaluating the requirement to measure the funded status of a plan as of its year-end balance sheet date effective for years ending after December 15, 2008. Results for prior periods have not been restated.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.     Retirement and Employee Benefit Plans (continued)
The incremental  effect of applying SFAS No. 158 on individual line items in the accompanying  Consolidated  Balance Sheets as of
December 31, 2006 is as follows (in thousands):

                                                       Before                                        After
                                                   Application of                               Application of
                                                    SFAS No. 158           Adjustments           SFAS No. 158
                                                 --------------------   -------------------   --------------------
            Liability for pension and
                  postretirement benefits          $     11,133            $   12,663            $    23,796
            Deferred taxes assets                        21,263                (4,719)                16,544
            Total liabilities                         5,398,211                 7,944              5,406,155
            Accumulated other
                  comprehensive loss                    (16,069)               (7,944)               (24,013)
            Total stockholders' equity                  566,354                (7,944)               558,410
Defined Benefit Plan - Pension

The Company has a noncontributory defined benefit pension plan covering substantially all salaried full time employees who have been employed by the Company the required length of time. The Company’s current policy is to contribute annually the minimum amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and the employee’s compensation during the last five years of employment. The measurement date for the pension plan is September 30, 2006. Data relative to the pension plan is as follows (in thousands):

                                                                   Years Ended September 30,
                                                               -----------------------------------
                                                                    2006                2005
                                                               ----------------    ---------------
Reconciliation of Benefit Obligation:
----------------------------------------------------------
   Benefit obligation at beginning of year                            $ 65,191           $ 57,925
   Service cost                                                          2,304              2,153
   Interest cost                                                         3,499              3,395
   Actuarial loss                                                           53              4,400
   Benefits paid                                                        (2,754)            (2,682)
                                                               ----------------    ---------------
     Benefit obligation at end of year                                $ 68,293           $ 65,191
                                                               ================    ===============

Reconciliation of Plan Assets:
----------------------------------------------------------
   Fair value of plan assets at
      beginning of year                                               $ 48,509           $ 42,565
   Actual return on plan assets                                          2,584              5,600
   Employer contributions                                                3,854              3,119
   Benefits paid                                                        (2,754)            (2,683)
   Expenses                                                               (258)               (92)
                                                               ----------------    ---------------
     Fair value of plan assets at end of year                         $ 51,935           $ 48,509
                                                               ================    ===============

Rate assumptions used for benefit obligations at September 30:
   Discount rate                                                         5.75%              5.50%
   Expected return on plan assets                                        8.00%              8.00%
   Rate of compensation increase                                         4.00%              3.00%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.     Retirement and Employee Benefit Plans (continued)

The following table reconciles the amounts the Company recorded related to the pension plan (in thousands):

                                                                                       Year Ended
                                                                                       December 31,
                                                                                          2006
                                                                                   --------------------
Reconciliation of Balance Sheet Due to Adoption
   of SFAS No. 158:
--------------------------------------------------------------------------
Accrued pension cost at January 1, 2006                                                      $  (8,490)
Net periodic cost for the year                                                                  (2,998)
Contributions credited for the year                                                              4,683
Adjustment to eliminate minimum pension
     liability prior to SFAS No. 158                                                             1,686
Adjustment to apply SFAS No. 158, pretax                                                       (11,239)
                                                                                   --------------------
Funded status for balance sheet (liability)                                                  $ (16,358)
                                                                                   ====================

Amounts Recognized in Accumulated Other
     Comprehensive Loss:
--------------------------------------------------------------------------
Unrecognized loss at beginning of year                                                       $  19,868
Amount of loss recognized during the year                                                        1,062
Gain due to changes in actuarial assumptions                                                      (623)
                                                                                   --------------------
Unrecognized loss at end of year                                                             $  20,307
                                                                                   ====================

There is $1.1 million of net losses in accumulated other comprehensive loss as of December 31, 2006 that the Company expects to recognize as net periodic expense during the year ending December 31, 2007. Net periodic expense is as follows (in thousands):

                                                                                Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2006          2005          2004
                                                                         -------------  ------------  -----------
Net pension expense included the following
     (income) expense components:
Service cost benefits earned during the period                                $ 2,304       $ 2,153      $ 2,057
Interest cost on projected benefit obligation                                   3,499         3,395        3,151
Return on plan assets                                                          (3,867)       (3,410)      (3,043)
Amortization of prior service cost                                                  -            26           83
Net amortization and deferral                                                   1,062           999          938
                                                                         -------------  ------------  -----------
     Net pension expense                                                      $ 2,998       $ 3,163      $ 3,186
                                                                         =============  ============  ===========

Rate assumptions used for net periodic pension expense
    for the years ended December 31:
     Discount rate                                                              5.75%         5.50%        6.00%
     Expected return on plan assets                                             8.00%         8.00%        8.00%
     Rate of compensation increase                                              4.00%         3.00%        3.00%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.     Retirement and Employee Benefit Plans (continued)

The long term rate of return is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. The result is then adjusted for inflation. The discount rate is based on published Aa Seasoned Moody Twenty Year Bond Rate as of the measurement date, adjusted within a band of 25 basis points. The adjustment reflects the general longer duration of liabilities under the Hancock Bank Pension Plan since the Plan does not pay lump sums in excess of $6,000.

In accordance with SFAS No. 158, the Company has recorded a funded pension obligation of $16.4 million at December 31, 2006. This amount represents the excess of projected benefit obligation over the Plan’s assets. At December 31, 2005, in accordance with SFAS No. 87, the Company had recorded an additional minimum pension liability for under funded plans of $13.5 million. This amount represents the excess of accumulated benefit obligations over the Plan’s assets as adjusted for prepaid pension costs.

The Company has been making the contributions required by the Internal Revenue Service. The Company’s contributions to this plan were $4.7 million in 2006, $2.7 million in 2005 and $3.1 million in 2004. The Company expects to contribute $3.0 million to the pension plan in 2007. The following pension plan benefit payments, which reflect expected future service, are expected to be made (in thousands):

                                             2007                          $ 2,988
                                             2008                            3,061
                                             2009                            3,127
                                             2010                            3,288
                                             2011                            3,478
                                             2012 - 2016                    21,844
                                                                       ------------
                                                                          $ 37,786
                                                                       ============

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2006.

The Company’s pension plan weighted-average asset allocations and target allocations at December 31, 2006 and 2005, by asset category, are as follows:

                                                    Plan Assets                     Target Allocation
                                                  at December 31,                     at December 31,
                                          --------------------------------    -------------------------------
       Asset category                         2006              2005              2006             2005
                                          --------------    --------------    --------------   --------------
         Equity securities                          54%               54%        30-60%           30-60%
         Fixed income securities                    45%               45%        40-70%           40-70%
         Cash equivalents                            1%                1%         0-10%            0-10%
                                          --------------    --------------
                                                   100%              100%
                                          ==============    ==============

The investment strategy of the pension plan is to emphasize a balanced return of current income and growth of principal while accepting a moderate level of risk. The investment goal of the plan is to meet or exceed the return of balanced market index comprised of 50% of the S&P 500 Index and 50% Lehman Brothers Intermediate Aggregate Index. The pension plan investment committee meets periodically to review the policy, strategy and performance of the plan.

The pension plan’s assets do not include any of the Company’s common stock at December 31, 2006 and 2005, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.     Retirement and Employee Benefit Plans (continued)

Defined Benefit Plan - Postretirement

The Company sponsors two defined benefit postretirement plans, other than the pension plan, that cover full-time employees who have reached 55 years of age with fifteen years of service, age 62 with twelve years of service or age 65 with ten years of service. One plan provides medical benefits and the other provides life insurance benefits. The postretirement health care plan is contributory, with retiree contributions adjusted annually and subject to certain employer contribution maximums; the life insurance plan is noncontributory.

The measurement date for the plans is December 31, 2006. The Company used a 5.75% and 5.5% discount rate for the determination of the projected postretirement benefit obligation as of December 31, 2006 and 2005, respectively. The discount rate is based on the published Aa Seasoned Moody Twenty Year Bond Rate as of the measurement date, adjusted within a band of 25 basis points. The adjustment reflects the general longer duration of liabilities under the Hancock Bank Pension Plan since the Plan does not pay lump sums in excess of $6,000.

Data relative to these postretirement benefits is as follows (in thousands):

                                                                              Years Ended December 31,
                                                                        -------------------------------------
                                                                              2006                2005
                                                                        -----------------   -----------------
Reconciliation of Postretirement
     Benefit Obligation:
------------------------------------------------------------------------
Projected postretirement benefit
obligation at beginning of year                                               $    7,517        $      6,818
Service cost                                                                         315                 269
Interest cost                                                                        393                 380
Plan participants' contributions                                                     156                 144
Actuarial (gain)/loss                                                               (425)                384
Benefits paid                                                                       (518)               (479)
                                                                        -----------------   -----------------
Projected postretirement benefit
     obligation at end of year                                                $    7,438        $      7,517
                                                                        =================   =================

                                                                              Years Ended December 31,
                                                                        -------------------------------------
                                                                              2006                2005
                                                                        -----------------   -----------------
Reconciliation of Plan Assets:
------------------------------------------------------------------------
Plan assets at beginning of year                                              $        -        $          -
Employer contributions                                                               362                 335
Plan participants' contributions                                                     156                 144
Benefits paid                                                                       (518)               (479)
                                                                        -----------------   -----------------
Plan assets at end of year                                                    $        -        $          -
                                                                        =================   =================

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.     Retirement and Employee Benefit Plans (continued)

The following table reconciles the amounts the Company recorded related to the postretirement benefit plans (in thousands):

                                                                                         Year Ended
                                                                                         December 31,
                                                                                            2006
                                                                                     --------------------
Reconciliation of Balance Sheet Due to Adoption
   of SFAS No. 158:
------------------------------------------------------------------------
Accrued benefit cost at January 1, 2006                                                   $       (5,600)
Net periodic cost for the year                                                                      (776)
Contributions credited for the year                                                                  362
Adjustment to apply SFAS No. 158, pretax                                                          (1,424)
                                                                                     --------------------
Funded status for balance sheet (liability)                                               $       (7,438)
                                                                                     ====================

Items Not Recognized in Income:
------------------------------------------------------------------------
Prior service cost                                                                        $         (314)
Net transition obligation                                                                             26
Net loss                                                                                           1,712
                                                                                     --------------------
     Total                                                                                $        1,424
                                                                                     ====================

Amounts Recognized in Accumulated Other
     Comprehensive Loss:
------------------------------------------------------------------------
Unrecognized loss at beginning of year                                                    $        2,253
Amount of gain recognized during the year                                                           (115)
Gain due to changes in actuarial assumptions                                                        (426)
                                                                                     --------------------
     Unrecognized loss at end of year                                                     $        1,712
                                                                                     ====================

The following table shows the amounts in accumulated other comprehensive loss that the Company expects to be recognized as net periodic benefit cost during the year ending December 31, 2007 (in thousands):

                                    Prior service cost                       $          (53)
                                    Net transition obligation                             5
                                    Net loss                                             78
                                                                        --------------------
                                         Total                               $           30
                                                                        ====================

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.     Retirement and Employee Benefit Plans (continued)

The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year, interest on both the postretirement benefit obligation and market related plan asset value, and amortization of the transition obligation less previously accrued expenses over the average remaining service period of employees expected to receive plan benefits. The following table shows the composition of net period postretirement benefit cost (in thousands):

                                                                                       Years Ended December 31,
                                                                          ------------------------------------------------
                                                                               2006             2005            2004
                                                                          ---------------  ---------------  --------------
Net periodic postretirement benefit cost:
Service cost for the year                                                    $       315      $       269     $       278
Interest costs on postretirement benefit obligation                                  393              380             371
Amortization of net loss                                                             116               86              82
Amortization of transition obligation                                                  5                5               5
Amortization of prior service cost                                                   (53)             (53)            (53)
                                                                          ---------------  ---------------  --------------
   Net periodic postretirement benefit cost                                  $       776      $       688     $       683
                                                                          ===============  ===============  ==============

For measurement purposes in 2006, a 9.0% annual rate of increase in the over age 65 per capita costs of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 5.00% over 4 years and remain at that level thereafter. In 2005, an 8.5% annual rate of increase in the over age 65 per capita costs of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.00% over 4 years and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. The following table illustrates the effect on the postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates:

                                                           1% Decrease            Assumed            1% Increase
                                                             in Rates              Rates              in Rates
                                                        -------------------  -------------------  ------------------
Aggregated service and interest cost                      $            530      $           709     $           779
Postretirement benefit obligation                                    6,506                7,439               8,611

The Company expects to contribute $316,000 to the plans in 2007. Expected benefits to be paid over the next ten years and are reflected in the following table (in thousands):

                                                2007                          $   316
                                                2008                              314
                                                2009                              321
                                                2010                              363
                                                2011                              404
                                                2012 - 2016                     1,992
                                                                          ------------
                                                                              $ 3,710
                                                                          ============
Defined Contribution Plan - 401(k)

The Company has a 401(k) retirement plan covering substantially all employees who have been employed the required length of time and meet certain other requirements. Under this plan, employees can contribute a portion of their salary within limits provided by the Internal Revenue Code into the plan. The Company’s contributions to this plan were $1.4 million in 2006, $1.2 million in 2005 and $1.0 million in 2004.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Retirement and Employee Benefit Plans (continued)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that is designed to provide the employees of the Company a convenient means of purchasing common stock of the Company. Substantially all salaried, full time employees, with the exception of Leo W. Seal, Jr., President, who have been employed by the Company the required length of time, are eligible to participate. The Company makes no contribution to each participant’s contribution. The numbers of shares purchased under this plan were 7,213 in 2006, 10,461 in 2005 and 11,418 in 2004.

The postretirement plans relating to health care payments and life insurance and the stock purchase plan are not guaranteed and are subject to immediate cancellation and/or amendment. These plans are predicated on future Company profit levels that will justify their continuance. Overall health care costs are also a factor in the level of benefits provided and continuance of these post-retirement plans. There are no vested rights under the postretirement health or life insurance plans.

Note 14.     Stock-Based Payment Arrangements

At December 31, 2006, the Company had two share-based payment plans for employees, which are described below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Compensation cost for stock options was not recognized in our Condensed Consolidated Statements of Income until December 2005, when the Board approved accelerated vesting for all outstanding unvested options granted to employees. No compensation cost was recognized prior to 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, compensation cost was recognized for restricted share awards. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective method. Under this method, compensation cost recognized in 2006 includes: (1) compensation cost for all the Company’s share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all the Company’s share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

For the years ended December 31, 2006, December 31, 2005, and December 31, 2004 total compensation cost for share-based compensation recognized in income was $3,690,000, $1,289,000, and $704,000, respectively. The total recognized tax benefit related to the share-based compensation was $1,158,000, $334,000, and $212,000, respectively, for years 2006, 2005, and 2004.

As a result of the adoption SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for December 31, 2006, are $3,690,000 and $2,532,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic earnings per share for 2006 would have been $3.21 if the Company had not adopted SFAS No. 123(R), compared to reported basic earnings per share of $3.13. Diluted earnings per share for 2006 would have been $3.13 if the Company had not adopted SFAS No. 123(R), compared to reported diluted earnings per share of $3.06.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the year ended December 31, 2006, there was a $3.5 million excess tax benefit classified as a financing cash inflow and classified as an operating cash outflow.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.     Stock-Based Payment Arrangements (continued)

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted in 2005. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per share amounts).

                                                                              Years Ended December 31,
                                                                        ----------------------------------
                                                                             2005              2004
                                                                        ----------------  ----------------

Net income, as reported                                                     $    54,032      $     61,704
Add: stock-based employee compensation expense included
   in reported net income, net of related tax effects                               558                 -
Deduct: total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                                     (8,954)           (1,858)
                                                                        ----------------  ----------------
Pro forma net income                                                        $    45,636      $     59,846
                                                                        ================  ================

Earnings per share
   Basic - as reported                                                      $      1.67      $       1.91
                                                                        ================  ================
   Basic - pro forma                                                        $      1.41      $       1.85
                                                                        ================  ================

   Diluted - as reported                                                    $      1.64      $       1.87
                                                                        ================  ================
   Diluted - pro forma                                                      $      1.38      $       1.81
                                                                        ================  ================
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

The exercise price is equal to the market price on the date of grant, except for certain of those granted to major stockholders where the option price is 110 percent of the market price. Option awards generally vest based on five years of continuous service and have ten-year contractual terms. The Company’s policy is to issue new shares upon share option exercise and issue treasury shares upon restricted stock award vesting. The 1996 Long-Term Incentive Plan expired in 2006.

In March of 2005, the stockholders of the Company approved Hancock Holding Company’s 2005 Long-Term Incentive Plan (the “2005 Plan”) as the successor plan to the 1996 LTIP. The 2005 Plan is designed to enable employees and directors to obtain a proprietary interest in the Company and to attract and retain outstanding personnel. The 2005 Plan provides that awards for up to an aggregate of five million (5,000,000) shares of the Company’s common stock may be granted during the term of the 2005 Plan. The 2005 Plan limits the number of shares for which awards may be granted during any calendar year to two percent (2%) of the outstanding Company’s common stock as reported for the fiscal year ending immediately prior to such plan year.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.     Stock-Based Payment Arrangements (continued)

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

                                                                              Years Ended December 31,
                                                             -------------------------------------------------------
                                                                    2006               2005              2004
                                                             -------------------  ----------------  ----------------
                           Expected volatility                           29.87%            31.33%            31.33%
                           Expected dividends                     1.61% - 1.96%             2.12%             2.07%
                           Expected term (in years)                       5 - 8             5 - 8                 8
                           Risk-free rates                        4.30% - 4.54%             4.00%             3.98%

A summary of option activity and changes under the plans for 2006 is presented below:

                                                                                        Weighted-
                                                                                         Average
                                                                     Weighted-          Remaining
                                                                      Average          Contractual        Aggregate
                                                 Number of           Exercise              Term           Intrinsic
                  Options                          Shares            Price ($)           (Years)         Value ($000)
--------------------------------------------  -----------------  ------------------  -----------------  ---------------

Outstanding at January 1, 2006                       1,616,779       $       22.32                6.5
Granted                                                347,043       $       41.63                9.1
Exercised                                             (423,571)      $       20.98                4.6      $     8,256
Forfeited or expired                                   (28,990)      $       26.74                5.3
                                              -----------------
Outstanding at December 31, 2006                     1,511,261       $       27.04                6.6      $    38,987
                                              =================  ==================  =================  ===============
Exercisable at December 31, 2006                     1,176,378       $       22.90                5.9      $    35,226
                                              =================  ==================  =================  ===============
Share options expected to vest                         301,989       $       41.61                9.1      $     3,392
                                              =================  ==================  =================  ===============

The weighted-average grant-date fair value of options granted during 2006, 2005, and 2004 was $17.96, $13.43, and $11.87, respectively per optioned share. The total intrinsic value of options exercised during 2006, 2005, and 2004 was $8.2 million, $2.3 million, and $2.2 million, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.     Stock-Based Payment Arrangements (continued)

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during 2006, is presented below:

                                                                                    Weighted-
                                                                                     Average
                                                                 Number of          Grant-Date
                                                                   Shares         Fair Value ($)
                                                              -----------------  -----------------

                Nonvested at January 1, 2006                           132,635       $      26.77
                Granted                                                409,880       $      21.70
                Vested                                                  (4,424)      $      34.56
                Forfeited                                              (15,521)      $      23.23
                                                              -------------------
                Nonvested at December 31, 2006                         522,570       $      22.79
                                                              ===================

As of December 31, 2006, there was $7.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.7 years. The total fair value of shares which vested during 2006 and 2005 was $153 thousand and $13.5 million, respectively.

During 2005, the Board of Directors of the Company approved the accelerated vesting of all outstanding unvested options granted to employees. The Company used guidance provided in FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, in the determination of the expense associated with the accelerated vesting of the unvested options outstanding. Compensation expense was calculated as the difference between the grant price and the current market price on the date of the vesting. Forfeiture rates were calculated based on observation of historical trends. The impact of this action was a reduction in 2005 pretax income of approximately $558,000. The acceleration of the vesting of these options allowed the Company to avoid future compensation expense estimated to be approximately $6.4 million.

Note 15.     Off Balance Sheet Risk

In the normal course of business, the Company enters into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of its customers. Such instruments are not reflected in the accompanying consolidated financial statements until they are funded and involve, to varying degrees, elements of credit risk not reflected in the consolidated balance sheets. The contract amounts of these instruments reflect the Company’s exposure to credit loss in the event of non-performance by the other party on whose behalf the instrument has been issued. The Company undertakes the same credit evaluation in making commitments and conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support for off-balance sheet financial instruments. These obligations are summarized below (in thousands):

                                                                    December 31,
                                                          ----------------------------------
                                                               2006              2005
                                                          ----------------  ----------------
                     Commitments to extend credit               $ 963,098         $ 550,948
                     Letters of credit                             69,468            57,427

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.     Off Balance Sheet Risk (continued)

Approximately $455.6 million and $348.9 million of commitments to extend credit at December 31, 2006 and 2005, respectively, were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. The Company accounts for these commitments under the provisions of the FASB Interpretation No. 45 (FIN 45), Guarantees of Indebtedness of Others. The liability associated with letters of credit is not material to the Company’s consolidated financial statements. Letters of credit are supported by collateral or borrower guarantee sufficient to cover any draw on the letter that would result in an outstanding loan.

Note 16.     Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash, Short-Term Investments and Federal Funds Sold — For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities — Estimated fair values for securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on market prices of comparable instruments.

Loans, Net of Unearned Income — The fair value of loans is estimated by discounting the future cash flows using the current rates for similar loans with the same remaining maturities.

Accrued Interest Receivable and Accrued Interest Payable- The carrying amounts are a reasonable estimate of their fair values.

Deposits — The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased — For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Securities Sold under Agreements to Repurchase and Federal Funds Purchased — For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Short-Term Notes — For short-term notes, the carrying amount is a reasonable estimate of fair value.

Long-Term Notes — Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value is estimated by discounting the future contractual cash flows using current market rates at which similar Notes over the same remaining term could be obtained.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Fair Value of Financial Instruments (continued)

Commitments — The fair value of loan commitments and letters of credit approximate the fees currently charged for similar agreements or the estimated cost to terminate or otherwise settle similar obligations. The fees associated with these financial instruments, or the estimated cost to terminate, as applicable are immaterial.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

                                                                                        December 31,
                                                                --------------------------------------------------------------
                                                                            2006                            2005
                                                                ------------------------------  ------------------------------
                                                                  Carrying          Fair          Carrying          Fair
                                                                   Amount           Value          Amount          Value
                                                                --------------  --------------  -------------- ---------------
Financial assets:
  Cash, interest-bearing deposits and federal funds sold          $   412,553     $   412,553     $   681,330     $   681,330
  Securities available for sale                                     1,903,658       1,903,658       1,959,261       1,959,261
  Loans, net of unearned income                                     3,266,584       3,360,368       2,989,186       3,079,084
  Accrued interest receivable                                          32,984          32,984          35,046          35,046

Financial liabilities:
  Deposits                                                        $ 5,030,991     $ 4,934,128     $ 4,989,820     $ 4,890,632
  Federal funds purchased                                               3,800           3,800           1,475           1,475
  Securities sold under agreements to repurchase                      218,591         218,591         250,807         250,807
  Long-term notes                                                         258             258          50,266          50,566
  Accrued interest payable                                              8,222           8,222           5,881           5,881
Note 17.     Commitments and Contingencies

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, all such matters are not expected to have a material adverse effect on the financial statements of the Company.

Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2006 (in thousands):

             2007                                                                                $ 4,137
             2008                                                                                  3,056
             2009                                                                                  2,451
             2010                                                                                  2,030
             2011                                                                                  1,269
               thereafter                                                                          3,999
                                                                                        -----------------
                                                                                                $ 16,942
                                                                                        =================

Rental expense approximated $3.6 million, $2.8 million, and $2.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.     Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows (in thousands):

                                                                       Years Ended December 31,
                                                               -----------------------------------------
                                                                   2006           2005         2004
                                                               -------------  ------------- ------------
       Other noninterest income:
         Income from bank owned life insurance                     $  4,091       $  3,449     $  3,466
         Outsourced check income                                      2,801          1,345          632
         Income on real estate option                                   859          1,145            -
         Safety deposit box income                                      842            807          836
         Appraisal fee income                                           852            694          686
         Other                                                        3,912          4,942        3,374
                                                               -------------  ------------- ------------
       Total other noninterest income                              $ 13,357       $ 12,382     $  8,994
                                                               =============  ============= ============

       Other noninterest expense:
         Postage                                                   $  3,731       $  3,780     $  4,199
         Communication                                                5,918          4,040        3,953
         Data processing                                             10,505          7,805        7,618
         Professional fees                                           14,994         10,429        8,322
         Taxes and licenses                                           3,346          3,607        1,699
         Printing and supplies                                        1,997          1,787        1,702
         Marketing                                                    6,642          5,232        4,292
         Regulatory and other fees                                    5,513          3,663        3,670
         Miscellaneous expense                                        9,927          8,578        5,186
         Other expense                                                8,119          5,791        6,377
                                                               -------------  ------------- ------------
       Total other noninterest expense                             $ 70,692       $ 54,712     $ 47,018
                                                               =============  ============= ============
Note 19.     Income Taxes

Income taxes consisted of the following components (in thousands):

                                                           Years Ended December 31,
                                                  --------------------------------------------
                                                      2006            2005           2004
                                                  -------------   -------------   ------------
                  Current federal                     $ 19,879        $ 34,183       $ 28,001
                  Current state                          2,066           3,089          2,121
                                                  -------------   -------------   ------------
                  Total current provision               21,945          37,272         30,122
                                                  -------------   -------------   ------------

                  Deferred federal                      22,641         (14,864)        (2,960)
                  Deferred state                         1,958          (3,537)          (569)
                                                  -------------   -------------   ------------
                  Total deferred provision              24,599         (18,401)        (3,529)
                                                  -------------   -------------   ------------
                  Total tax expense                   $ 46,544        $ 18,871       $ 26,593
                                                  =============   =============   ============

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.     Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

                                                                              December 31,
                                                                   -----------------------------------
                                                                        2006               2005
                                                                   ----------------   ----------------
            Deferred tax assets:
            Pension liability                                           $    9,123        $     5,031
            Post-retirement benefit obligation                               2,187              2,039
            Allowance for loan losses                                       17,321             27,711
            Deferred compensation                                            1,658              1,851
            Unrealized loss on securities available for sale                 4,579              7,908
            Premium amortization on securities, net                              -              5,186
                                                                   ----------------   ----------------
            Gross deferred tax assets                                       34,868             49,726
                                                                   ----------------   ----------------

            Deferred tax liabilities:
            Pension contribution                                            (2,486)            (1,856)
            Loan servicing assets                                             (360)              (603)
            Property and equipment depreciation                             (7,552)            (5,034)
            Other intangible assets                                         (2,984)              (339)
            Discount accretion on securities, net                           (3,412)                 -
            Prepaid expenses                                                (1,525)            (1,353)
            Other                                                               (5)              (161)
                                                                   ----------------   ----------------
            Gross deferred tax liabilities                                 (18,324)            (9,346)
                                                                   ----------------   ----------------
              Net deferred tax assets                                   $   16,544        $    40,380
                                                                   ================   ================

Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2006. Therefore, no valuation allowance is necessary at this time.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.     Income Taxes (continued)

The reason for differences in income taxes reported compared to amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes were as follows (in thousands):

                                                                        Years Ended December 31,
                                               ----------------------------------------------------------------------------
                                                        2006                      2005                      2004
                                               ------------------------  ------------------------  ------------------------
                                                  Amount          %         Amount          %         Amount          %
                                               ------------  ----------  ------------  ----------  ------------  ----------
Taxes computed at statutory rate                  $ 51,921         35%      $ 25,526         35%      $ 30,904         35%
Increases (decreases) in taxes resulting from:
  State income taxes, net of federal income
     tax benefit                                     2,616          2%         1,059          1%         1,099          1%
  Tax-exempt interest                               (4,311)        -3%        (4,105)        -5%        (4,015)        -5%
  Bank owned life insurance                         (1,417)        -1%        (1,279)        -2%        (1,248)          -
  Contingency release, net                            (627)          -        (1,163)        -1%             -           -
  Tax credits                                       (2,357)        -2%          (674)        -1%             -           -
  Other, net                                           719           -          (493)        -1%          (147)          -
                                               ------------  ----------  ------------  ----------  ------------  ----------
     Income tax expense                           $ 46,544         31%      $ 18,871         26%      $ 26,593         31%
                                               ============  ==========  ============  ==========  ============  ==========

Due to recent tax legislation following Hurricane Katrina, tax credits available to the Company for the 2006 tax year include the Worker’s Opportunity Tax Credit and the Gulf Tax Credit.

The income tax provisions related to items included in other comprehensive income were as follows (in thousands):

                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2006              2005              2004
                                                                ---------------   ----------------  ----------------
                  Pension liability                                $    (4,091)       $        24       $      (142)
                  Unrealized holdings gains (losses)                     1,352             (6,347)           (2,526)
                  Reclassification adjustments                           1,977                 49               (72)
                                                                ---------------   ----------------  ----------------
                       Total tax benefit                           $      (762)       $    (6,274)      $    (2,740)
                                                                ===============   ================  ================

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.     Earnings Per Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

                                                                        Years Ended December 31,
                                                           ----------------------------------------------------
                                                                2006              2005              2004
                                                           ----------------  ----------------  ----------------
Net income available to common stockholders -
used in computation of basic and diluted
earnings per common share                                     $    101,802      $     54,032     $      61,704
                                                           ================  ================  ================

Weighted average number of common shares
outstanding - used in computation of
basic earnings per common share                                     32,534            32,365            32,390
Effect of dilutive securities
Stock options and restricted stock awards                              770               601               556
Convertible preferred stock                                              -                 -               106
                                                           ----------------  ----------------  ----------------

Weighted average number of common shares
outstanding plus effect of dilutive
securities - used in computation of
diluted earnings per common share                                   33,304            32,966            33,052
                                                           ================  ================  ================

The Company had 55,398 shares of anti-dilutive options in 2006. There were no anti-dilutive options in 2005.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.     Segment Reporting

The Company’s primary segments are geographically divided into the Mississippi (MS), Louisiana (LA) and Florida (FL) markets. Each segment offers the same products and services but is managed separately due to different pricing, product demand and consumer markets. The three segments offer commercial, consumer and mortgage loans and deposit services. In the second table, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc., Hancock Insurance Agency, Inc., Harrison Finance Company, Magna Insurance Company and three real estate corporations owning land and buildings that house bank branches and other facilities. Following is selected information for the Company’s segments (in thousands):

                                                                               Year Ended
                                                                            December 31, 2006
                                            -------------------------------------------------------------------------------------

                                                MS             LA            FL          Other     Eliminations    Consolidated
                                        ---------------  -------------   ----------   -----------  -------------  ---------------
                                                                             (In thousands)
Interest income                           $   193,698     $   136,844    $   8,108     $  20,270    $  (14,590)      $   344,330
Interest expense                               72,154          52,833        2,934         6,103       (14,161)          119,863
                                        --------------   -------------   ----------   -----------  -------------  ---------------
   Net interest income                        121,544          84,011        5,174        14,167          (429)          224,467
Provision for (reversal of) loan losses      (19,811)         (4,446)          834         2,661              -         (20,762)
Noninterest income                             47,844          29,782          346        25,966          (105)          103,833
Depreciation and amortization                   6,986           2,611          319           527              -           10,443
Other noninterest expense                      89,978          61,688        5,172        33,479           (44)          190,273
                                        --------------   -------------   ----------   -----------  -------------  ---------------
Income before income taxes                     92,235          53,940        (805)         3,466          (490)          148,346
Income tax expense (benefit)                   23,074          24,035        (603)         (796)            834           46,544
                                        --------------   -------------   ----------   -----------  -------------  ---------------
   Net income (loss)                      $    69,161     $    29,905    $   (202)     $   4,262    $   (1,324)      $   101,802
                                        ==============   =============   ==========   ===========  =============  ===============

Total assets                              $ 3,454,274     $ 2,365,422    $ 158,836     $ 807,912    $ (821,879)      $ 5,964,565

Total interest income from affiliates     $    13,895     $         6    $     260     $       -    $  (14,161)           $    -

Total interest income from external
  customers                               $   179,803     $   136,838    $   7,848     $  20,270    $     (429)      $   344,330

(Amortization) & accretion of securities  $    10,287     $     1,123    $    (51)     $    (59)    $         -      $    11,300

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.     Segment Reporting (continued)
                                                                               Year Ended
                                                                            December 31, 2005
                                            -------------------------------------------------------------------------------------

                                                MS             LA            FL          Other     Eliminations    Consolidated
                                        ---------------  -------------   -----------  -----------  -------------  ---------------
                                                                             (In thousands)

Interest income                           $   140,583     $   109,248      $   6,563    $  17,037   $   (9,800)     $   263,631
Interest expense                               45,392          33,184          1,796        3,902       (9,455)          74,819
                                        ---------------  -------------   -----------  -----------  -------------  ---------------
   Net interest income                         95,191          76,064          4,767       13,135         (345)         188,812
Provision for loan losses                      24,744          14,836            494        2,561             -          42,635
Noninterest income                             46,197          28,061            476       23,671         (135)          98,270
Depreciation and amortization                   5,299           2,467            453          498             -           8,717
Other noninterest expense                      73,725          56,065          4,349       28,819         (131)         162,827
                                        ---------------  -------------   -----------  -----------  -------------  ---------------
Income before income taxes
                                               37,620          30,757           (53)        4,928         (349)          72,903
Income tax expense (benefit)                   16,673           (191)            170        2,260          (41)          18,871
                                        ---------------  -------------   -----------  -----------  -------------  ---------------
   Net income (loss)                      $    20,947     $    30,948      $   (223)    $   2,668   $     (308)     $    54,032
                                        ===============  =============   ===========  ===========  =============  ===============

Total assets                              $ 3,546,748     $ 2,138,894      $ 122,845    $ 697,548   $ (555,848)     $ 5,950,187

Total interest income from affiliates     $     9,334     $         -      $     121    $       -   $   (9,455)     $         -

Total interest income from
  external customers                      $   131,249     $   109,248      $   6,442    $  17,037   $     (345)     $   263,631

(Amortization) & accretion of securities  $     (477)     $   (1,228)      $    (81)    $    (61)   $         -     $   (1,847)

                                                                               Year Ended
                                                                            December 31, 2004
                                            -------------------------------------------------------------------------------------

                                                MS             LA             FL          Other     Eliminations    Consolidated
                                          ------------    ------------    -----------   ----------- ------------    -------------
                                                                             (In thousands)

Interest income                           $   120,197     $    91,148       $  3,089     $  17,189  $   (4,849)      $   226,774
Interest expense                               37,953          20,385            922         2,581      (4,571)           57,270
                                          ------------    ------------    -----------   ----------- ------------    -------------
   Net interest income                         82,244          70,763          2,167        14,608        (278)          169,504
Provision for loan losses                       5,564           6,429            928         3,616            -           16,537
Noninterest income                             39,894          33,255            445        19,084      (2,397)           90,281
Depreciation and amortization                   5,879           2,648             67           563            -            9,157
Other noninterest expense                      67,370          51,348          3,047        24,157        (128)          145,794
                                          ------------    ------------    -----------   ----------- ------------    -------------
Income before income taxes                     43,325          43,593        (1,430)         5,356      (2,547)           88,297
Income tax expense (benefit)                   12,808          13,213          (547)         1,913        (794)           26,593
                                          ------------    ------------    -----------   ----------- ------------    -------------
   Net income (loss)                      $    30,517     $    30,380       $  (883)     $   3,443  $   (1,753)      $    61,704
                                          ============    ============    ===========   =========== ============    =============

Total assets                              $ 2,628,221     $ 1,895,832       $ 88,070     $ 703,844  $ (651,241)      $ 4,664,726

Total interest income from affiliates     $     4,496     $         -       $     75     $       -  $   (4,571)      $         -

Total interest income from
  external customers                      $   115,701     $    91,148       $  3,014     $  17,189  $     (278)      $   226,774

(Amortization) & accretion of securities  $   (2,579)     $   (2,795)       $   (46)     $    (44)  $         -      $   (5,464)

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.     Segment Reporting (continued)

The Company allocated administrative charges between its Louisiana, Florida and Other segments and its Mississippi segment and the Parent Company. This allocation was based on an analysis of costs for 2006. The administrative charges allocated to the Louisiana segment were $11.8 million in 2006, $11.6 million in 2005, and $10.9 million in 2004. The Florida segment received $210,000 in allocated administrative charges in 2006 and $200,000 in 2005. The Other segments allocated charges were $708,760 in 2006 and $150,000 in 2005. No charges were allocated to the Florida or Other segments in 2004. The aforementioned administrative charges were allocated from the Mississippi segment ($12.7 million in 2006, $11.6 million in 2005, and $10.8 million in 2004). Subsidiaries of the Mississippi segment were included in the cost allocation process beginning in 2004. Administrative charges allocated from the Parent Company were $315,000 in 2006 and $300,000 in 2005, $124,000 in 2004.

Goodwill and other intangible assets assigned to the Mississippi segment totaled approximately $13.9 million, of which $12.1 million represented goodwill and $1.8 million represented core deposit intangibles at December 31, 2006. At December 31, 2005, goodwill and other intangible assets assigned to the Mississippi segment totaled approximately $15.9 million, of which $12.1 million represented goodwill and $2.2 million represented core deposit intangibles. The related core deposit amortization was approximately $409,000 in 2006, $518,000 in 2005, and $666,000 in 2004.

Goodwill and other intangible assets assigned to the Louisiana segment totaled approximately $38.0 million, of which $33.8 million represented goodwill and $4.2 million represented core deposit intangibles at December 31, 2006. Goodwill and other intangible assets assigned to the Louisiana segment totaled approximately $37.0 million, of which $32.0 million represented goodwill and $5.0 million represented core deposit intangibles, at December 31, 2005. The related core deposit amortization was approximately $815,000 in 2006, $977,000 in 2005, and $951,000 in 2004.

Goodwill and other intangible assets assigned to the Florida segment totaled approximately $12.1 million, of which $11.3 million represented goodwill and $0.8 million represented core deposit intangibles, at December 31, 2006. Goodwill and other intangible assets assigned to the Florida segment totaled approximately $12.3 million, of which $11.3 million represented goodwill and $1.0 million represented core deposit intangibles, at December 31, 2005. The related core deposit amortization was approximately $142,000 in 2006, $160,000 in 2005 and $149,000 in 2004.

Other intangible assets are also assigned to subsidiaries that are included in the “Other” category in the table above and totaled $7.7 million at December 31, 2006 and $7.0 million at December 31, 2005. Those intangibles consist of goodwill, $5.1 million; non-compete agreements, $189,000; value of insurance expirations, approximately $2.3 million and trade name of $70,000.

On July 1, 2005, Hancock Insurance Agency acquired 100% of the stock of J. Everett Eaves, Inc., a well-known commercial insurance agency operating in the New Orleans, Louisiana market. During 2006, the Company recorded reallocations of goodwill to other intangible assets to record the final purchase price of J. Everett Eaves, Inc. and the results of third-party studies which valued the intangible assets. The reallocation of intangibles and final purchase adjustments resulted in the recording of four separate categories of intangible assets: value of insurance expirations, $1.9 million; non-compete agreements, $0.1 million; trade name, $0.1 million and goodwill of $3.8 million. The value of insurance expirations, non-compete agreements and trade name assets are being amortized over 10, 5 and 5 year lives, respectively, on a straight line basis.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.     Segment Reporting (continued)

None of the segments recorded amortization of goodwill during 2006, 2005 and 2004 in accordance with SFAS No. 142 as discussed in Note 1. The segments performed a fair value based impairment test of goodwill and determined that the fair values of these reporting units exceeded their carrying values at December 2006, 2005 and 2004. No impairment loss, therefore, was recorded.

Note 22.     Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of Hancock Holding Company (parent company only) for the dates indicated (in thousands):

                                                  Condensed Balance Sheets

                                                                                 December 31,
                                                                       ---------------------------------
                                                                            2006              2005
                                                                       ---------------   ---------------
                     Assets:
                     Cash                                                 $     6,669       $     3,161
                     Investment in bank subsidiaries                          537,890           461,375
                     Investment in non-bank subsidiaries                       11,101            12,757
                     Due from subsidiaries and other assets                     3,299             2,342
                                                                       ---------------   ---------------
                                                                          $   558,959       $   479,635
                                                                       ===============   ===============

                     Liabilities and Stockholders' Equity:
                     Due to subsidiaries                                  $         2       $     2,194
                     Other liabilities                                            547                26
                     Stockholders' equity                                     558,410           477,415
                                                                       ---------------   ---------------
                                                                          $   558,959       $   479,635
                                                                       ===============   ===============

                                                Condensed Statements of Income

                                                                          Years Ended December 31,
                                                                --------------------------------------------
                                                                    2006            2005           2004
                                                                -------------    -----------   -------------
Operating Income
From subsidiaries
  Dividends received from bank subsidiaries                       $   19,416       $ 34,900       $  45,506
  Dividends received from non-bank subsidiaries                          537              -          10,000
  Equity in earnings of subsidiaries greater than
   dividends received                                                 80,523         20,702           6,484
                                                                -------------    -----------   -------------
   Total operating income                                            100,476         55,602          61,990
  Other (expense) income                                                (407)           512            (187)
  Income tax provision (benefit)                                      (1,733)         2,082              99
                                                                -------------    -----------   -------------
Net income                                                        $  101,802       $ 54,032       $  61,704
                                                                =============    ===========   =============

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.     Condensed Parent Company Information (continued)
                                           Condensed Statements of Cash Flows

                                                                               Years Ended December 31,
                                                                       ------------------------------------------
                                                                          2006            2005          2004
                                                                       ------------    ------------  ------------
            Cash flows from operating activities - principally
              dividends received from subsidiaries                        $ 26,567        $ 50,670      $ 60,411
                                                                       ------------    ------------  ------------
            Cash flows from investing  activities:
              Business acquisitions                                              -               -        (4,533)
              Infusion of capital to subsidiary                                  -         (20,000)      (15,949)
                                                                       ------------    ------------  ------------
                Net cash used by investing activities                            -         (20,000)      (20,482)
                                                                       ------------    ------------  ------------
            Cash flows from financing activities:
              Repayments of short-term notes                                     -               -        (9,400)
              Dividends paid to stockholders                               (29,311)        (23,416)      (18,977)
            Stock transactions, net                                          6,252          (7,876)       (8,919)
                                                                       ------------    ------------  ------------
                Net cash used by financing activities                      (23,059)        (31,292)      (37,296)
                                                                       ------------    ------------  ------------
              Net increase (decrease) in cash                                3,508            (622)        2,633
            Cash, beginning of year                                          3,161           3,783         1,150
                                                                       ------------    ------------  ------------
            Cash, end of year                                             $  6,669        $  3,161      $  3,783
                                                                       ============    ============  ============
Note 23.     Summary of Quarterly Operating Results (Unaudited)
                                                     2006                                           2005
                                 ----------------------------------------------  ----------------------------------------------
                                  First       Second      Third       Fourth       First      Second      Third      Fourth
                                 ----------  ----------  ----------  ----------  ----------- ---------- ----------- -----------
                                                             (In thousands, except per share data)
Interest income (te)              $ 83,563    $ 88,375    $ 91,275    $ 89,366     $ 62,302   $ 65,767    $ 67,506    $ 75,433
Interest expense                   (25,273)    (28,636)    (31,988)    (33,966)     (16,289)   (17,961)    (19,659)    (20,910)
                                 ----------  ----------  ----------  ----------  ----------- ---------- ----------- -----------
Net interest income (te)            58,290      59,739      59,287      55,400       46,013     47,806      47,847      54,523
(Provision for) reversal of loan
   losses                              705           -      20,000          57       (2,760)    (1,891)    (36,905)     (1,079)
Noninterest income                  25,008      25,942      25,737      27,148       22,433     24,680      33,858      17,298
Noninterest expense                (49,165)    (51,172)    (50,336)    (50,042)     (41,642)   (42,505)    (42,770)    (44,626)
Taxable equivalent adjustment       (1,973)     (1,972)     (2,043)     (2,263)      (1,771)    (1,740)     (1,862)     (2,004)
                                 ----------  ----------  ----------  ----------  ----------- ---------- ----------- -----------
  Income before income taxes        32,865      32,537      52,645      30,300       22,273     26,350         168      24,112
Income tax (expense) benefit       (10,854)    (10,539)    (16,614)     (8,538)      (6,835)    (8,256)      1,267      (5,047)
                                 ----------  ----------  ----------  ----------  ----------- ---------- ----------- -----------
Net income                        $ 22,011    $ 21,998    $ 36,031    $ 21,762     $ 15,438   $ 18,094    $  1,435    $ 19,065
                                 ==========  ==========  ==========  ==========  =========== ========== =========== ===========

Basic earnings per share             $0.68       $0.68       $1.11       $0.67        $0.48      $0.56       $0.04       $0.59
Diluted earnings per share            0.67        0.66        1.08        0.65         0.47       0.55        0.04        0.58

Unaudited - see accompanying accountants' report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

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

As of December 31, 2006, (the “Evaluation Date”), our Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, our Chief Executive Officers and Chief Financial Officer have concluded Hancock’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to us and required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

In meeting its responsibility, management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in our financial records and to safeguard our assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Management is responsible for establishing and maintaining the adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13 — 15(f). Under the supervision and with the participation of management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). This section relates to management’s evaluation of internal control over financial reporting including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which is incorporated herein by reference.

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 29, 2007.

ITEM 11.     EXECUTIVE COMPENSATION

Pursuant to General Instructions G (3), information on executive compensation will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 29, 2007.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instructions G (3), information on security ownership of certain beneficial owners and management will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 29, 2007.

Equity Compensation Plan Information
                             Number of securities to be    Weighted-average exercise    Number of securities remaining available
                               issued upon exercise of       price of outstanding           for future issuance under equity
                                outstanding options,         options, warrants and      compensation plans (excluding securities
       Plan Category             warrants and rights                rights                      reflected in column (a))
                                         (a)                          (b)                                  (c)
---------------------------------------------------------------------------------------------------------------------------------
Equity Compensation plans
approved by security
holders                                1,698,948               $         24.06                        4,996,975
---------------------------------------------------------------------------------------------------------------------------------
Equity Compensation plans
not approved by security
holders                                        -                             -                                -
---------------------------------------------------------------------------------------------------------------------------------
Total                                  1,698,948               $         24.06                        4,996,975
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instructions G (3), information on certain relationships and related transactions will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 29, 2007.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instructions G (3), information on principal accountant fees and services will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 29, 2007.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     The following documents are filed as part of this report:
        1.  The following  consolidated  financial  statements of Hancock Holding Company and subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

               Consolidated balance sheets - December 31, 2006 and 2005
               Consolidated statements of income - Years ended December 31, 2006, 2005, and 2004
               Consolidated statements of stockholders' equity - Years ended December 31, 2006, 2005, and 2004
               Consolidated statements of cash flows -Years ended December 31, 2006, 2005, and 2004
               Notes to consolidated financial statements - December 31, 2006 (pages 58 to 100)

        2.   Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

               The schedules to the consolidated  financial  statements set forth by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

        3.   Exhibits required to be filed by Item 601 of Regulation S-K, and by Item 15(b) below.

(b)     Exhibits:

All other financial statements and schedules are omitted as the required information is inapplicable or the required information is presented in the consolidated financial statements or related notes.

(a) 3. Exhibits:

Exhibit
Number                                              Description

   2.1         Agreement and Plan of Merger between  Hancock  Holding  Company and Lamar Capital  Corporation  dated February 21,
               2001 (Appendix C to the Prospectus  contained in the S-4  Registration  Statement  333-60280  filed on May 4, 2001 and incorporated by reference herein).

   3.1         Amended and Restated  Articles of  Incorporation  dated November 8, 1990 (filed as Exhibit 3.1 to the Registrant's
               Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

   3.2         Amended and Restated  Bylaws dated  November 8, 1990 (filed as Exhibit 3.2 to the  Registrant's  Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

   3.3         Articles of Amendment to the Articles of Incorporation  of Hancock Holding Company,  dated October 16, 1991 (filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1991).

   3.4         Articles of Correction,  filed with  Mississippi  Secretary of State on November 15, 1991 (filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1991).

   3.5         Articles of Amendment to the Articles of  Incorporation  of Hancock  Holding  Company,  adopted  February 13, 1992
               (filed as Exhibit 3.5 to the Registrant's  Form 10-K for the year ended December 31, 1992 and incorporated  herein by reference).

   3.6         Articles of Correction,  filed with  Mississippi  Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to the
               Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

   3.7         Articles of  Amendment  to the Articles of  Incorporation  adopted  February 20, 1997 (filed as Exhibit 3.7 to the
               Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

   4.1         Specimen stock certificate  (reflecting change in par value from $10.00 to $3.33,  effective March 6, 1989) (filed as Exhibit 4.1 to the  Registrant's  Form 10-Q for the quarter  ended  March 31, 1989 and  incorporated  herein by reference).

   4.2         By executing  this Form 10-K, the  Registrant  hereby agrees to deliver to the  Commission  upon request copies of instruments  defining the rights of holders of long-term debt of the Registrant or its  consolidated  subsidiaries or its  unconsolidated  subsidiaries  for which  financial  statements  are required to be filed,  where the total amount  of such  securities  authorized  there  under  does not  exceed  10  percent  of the  total  assets of the
               Registrant and its subsidiaries on a consolidated basis.

   *10.1       1996 Long Term  Incentive  Plan (filed as Exhibit 10.1 to the  Registrant's  Form 10-K for the year ended December
               31, 1995, and incorporated herein by reference).

   *10.2       Description of Hancock Bank Executive  Supplemental  Reimbursement  Plan, as amended (filed as Exhibit 10.2 to the
               Registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

   *10.3       Description  of Hancock Bank  Automobile  Plan (filed as Exhibit 10.3 to the  Registrant's  Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

   *10.4       Description of Deferred  Compensation  Arrangement for Directors (filed as Exhibit 10.4 to the  Registrant's  Form
               10-K for the year ended December 31, 1996, and incorporated herein by reference).

   *10.5       Hancock Holding Company 2005 Long-Term Incentive Plan, filed as Appendix "A" to the  Company's Definitive Proxy
               Statement filed with the Commission on February  28, 2005 and  incorporated  herein by reference.

   *10.6       Hancock Holding Company  Nonqualified  Deferred  Compensation  Plan, filed as Exhibit 99.1 to the Company's
               Current  Report  on Form 8-K  filed  with the  Commission  on  December  21,  2005 and incorporated herein by reference.

   10.7        Shareholder Rights Agreement dated as of February 21, 1997, between Hancock Holding Company and Hancock Bank, as
               Rights Agent as extended by the Company.

   21          Subsidiaries of Hancock Holding Company.

   22          Proxy Statement for the Registrant's Annual Meeting of Shareholders on March 29, 2007 (deemed
               "filed" for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

   23          Consent of KPMG, LLP.

   31.1        Certification  of Chief  Executive  Officers  pursuant to Rule  13a-14(a)  and Rule  15d-14(a)  of the  Securities
               Exchange Act, as amended.

   31.2        Certification of Chief Financial  Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities  Exchange Act,
               as amended.

   32          Certification  of Chief Executive  Officers and Chief  Financial  Officer  Pursuant to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------------------------------------------------------------------------------------------------------
*  Compensatory plan or arrangement.

                                                         SIGNATURES

     Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                            HANCOCK HOLDING COMPANY
                                                               ----------------------------------------------------
                                                                                    Registrant

February 23, 2007                                 By:   /s/ Carl J. Chaney
-------------------                                  ----------------------------------
     Date                                            Carl J. Chaney
                                                     Chief Executive Officer &
                                                     Chief Financial Officer
                                                     Director

February 23, 2007                                 By:   /s/ John M. Hairston
-------------------                                  ----------------------------------
     Date                                            John M. Hairston
                                                     Chief Executive Officer &
                                                     Chief Operating Officer
                                                     Director

     Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            President,                                  February 23, 2007
------------------------------              Director
 Leo W. Seal, Jr.

                                            Chairman of the Board,                      February 23, 2007
------------------------------              Director
 George A Schloegel

                                            Director                                    February 23, 2007
------------------------------
 Alton G. Bankston

/s/ Frank E. Bertucci                       Director                                    February 23, 2007
------------------------------
Frank E. Bertucci

/s/ Joseph F. Boardman, Jr.                 Director                                    February 23, 2007
------------------------------
Joseph F. Boardman, Jr.

/s/ Don P. Descant                          Director                                    February 23, 2007
------------------------------
Don P. Descant

/s/ James B. Estabrook, Jr.                 Director                                    February 23, 2007
------------------------------
James B. Estabrook, Jr.

                                            Director                                    February 23, 2007
------------------------------
James H. Horne

(signatures continued)

/s/ Charles H. Johnson                      Director                                    February 23, 2007
-------------------------------
Charles H. Johnson

                                            Director                                    February 23, 2007
-------------------------------
John H. Pace

/s/ Christine L. Pickering                  Director                                    February 23, 2007
-------------------------------
Christine L. Pickering

                                            Director                                    February 23, 2007
-------------------------------
Robert W. Roseberry

                                            Director                                    February 23, 2007
-------------------------------
Anthony J. Topazi

                                                          EXHIBIT INDEX

Exhibit
Number                                              Description

   2.1         Agreement and Plan of Merger between  Hancock  Holding  Company and Lamar Capital  Corporation  dated February 21,
               2001 (Appendix C to the Prospectus  contained in the S-4  Registration  Statement  333-60280  filed on May 4, 2001 and incorporated by reference herein).

   3.1         Amended and Restated  Articles of  Incorporation  dated November 8, 1990 (filed as Exhibit 3.1 to the Registrant's
               Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

   3.2         Amended and Restated  Bylaws dated  November 8, 1990 (filed as Exhibit 3.2 to the  Registrant's  Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

   3.3         Articles of Amendment to the Articles of Incorporation  of Hancock Holding Company,  dated October 16, 1991 (filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1991).

   3.4         Articles of Correction,  filed with  Mississippi  Secretary of State on November 15, 1991 (filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1991).

   3.5         Articles of Amendment to the Articles of  Incorporation  of Hancock  Holding  Company,  adopted  February 13, 1992
               (filed as Exhibit 3.5 to the Registrant's  Form 10-K for the year ended December 31, 1992 and incorporated  herein by reference).

   3.6         Articles of Correction,  filed with  Mississippi  Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to the
               Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

   3.7         Articles of  Amendment  to the Articles of  Incorporation  adopted  February 20, 1997 (filed as Exhibit 3.7 to the
               Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

   4.1         Specimen stock certificate  (reflecting change in par value from $10.00 to $3.33,  effective March 6, 1989) (filed as Exhibit 4.1 to the  Registrant's  Form 10-Q for the quarter  ended  March 31, 1989 and  incorporated  herein by reference).

   4.2         By executing  this Form 10-K, the  Registrant  hereby agrees to deliver to the  Commission  upon request copies of instruments  defining the rights of holders of long-term debt of the Registrant or its  consolidated  subsidiaries or its  unconsolidated  subsidiaries  for which  financial  statements  are required to be filed,  where the total amount  of such  securities  authorized  there  under  does not  exceed  10  percent  of the  total  assets of the
               Registrant and its subsidiaries on a consolidated basis.

   *10.1       1996 Long Term  Incentive  Plan (filed as Exhibit 10.1 to the  Registrant's  Form 10-K for the year ended December
               31, 1995, and incorporated herein by reference).

   *10.2       Description of Hancock Bank Executive  Supplemental  Reimbursement  Plan, as amended (filed as Exhibit 10.2 to the
               Registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

   *10.3       Description  of Hancock Bank  Automobile  Plan (filed as Exhibit 10.3 to the  Registrant's  Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

   *10.4       Description of Deferred  Compensation  Arrangement for Directors (filed as Exhibit 10.4 to the  Registrant's  Form
               10-K for the year ended December 31, 1996, and incorporated herein by reference).

   *10.5       Hancock Holding Company 2005 Long-Term Incentive Plan, filed as Appendix "A" to the  Company's Definitive Proxy
               Statement filed with the Commission on February  28, 2005 and  incorporated  herein by reference.

   *10.6       Hancock Holding Company  Nonqualified  Deferred  Compensation  Plan, filed as Exhibit 99.1 to the Company's
               Current  Report  on Form 8-K  filed  with the  Commission  on  December  21,  2005 and incorporated herein by reference.

   10.7        Shareholder Rights Agreement dated as of February 21, 1997, between Hancock Holding Company and Hancock Bank, as
               Rights Agent as extended by the Company.

   21          Subsidiaries of Hancock Holding Company.

   22          Proxy Statement for the Registrant's Annual Meeting of Shareholders on March 29, 2007 (deemed
               "filed" for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

   23          Consent of KPMG, LLP.

   31.1        Certification  of Chief  Executive  Officers  pursuant to Rule  13a-14(a)  and Rule  15d-14(a)  of the  Securities
               Exchange Act, as amended.

   31.2        Certification  of Chief  Financial  Officer  pursuant  to Rule  13a-14(a)  and Rule  15d-14(a)  of the  Securities
               Exchange Act, as amended.

   32          Certification  of Chief Executive  Officers and Chief  Financial  Officer  Pursuant to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------------------------------------------------------------------------------------------------------
*  Compensatory plan or arrangement.