Form 10-Q
period 2007-03-31
HANCOCK HOLDING CO
filed 2007-05-08
CIK 750577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ending March 31, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________ to ________________________

For Quarter Ending	March 31, 2007

Commission File Number	0-13089

HANCOCK HOLDING COMPANY

(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0693170

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ONE HANCOCK PLAZA, P.O. BOX 4019, GULFPORT, MISSISSIPPI	39502

(Address of principal executive offices)	(Zip Code)

(228) 868-4000

(Registrant’s telephone number, including area code)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ____ Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,389,893 common shares were outstanding as of April 30, 2007 for financial statement purposes.

HANCOCK HOLDING COMPANY

INDEX

PART I. FINANCIAL INFORMATION	PAGE NUMBER

Hancock Holding Company and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	March 31, 2007 (Unaudited)	December 31, 2006

Assets:
Cash and due from banks (non-interest bearing)	$175,435	$190,114
Interest-bearing time deposits with other banks	11,862	10,197
Federal funds sold	123,062	212,242
Securities available for sale, at fair value (amortized cost of $1,832,982 and $1,916,845)	1,820,772	1,903,658
Loans held for sale	21,341	16,946
Loans	3,315,885	3,267,058
Less: allowance for loan losses	(46,517)	(46,772)
unearned income	(17,237)	(17,420)

Loans, net	3,252,131	3,202,866
Property and equipment, net of accumulated depreciation of $67,897 and $66,043	152,497	140,554
Other real estate, net	674	568
Accrued interest receivable	34,204	32,984
Goodwill, net	62,277	62,277
Other intangible assets, net	9,820	10,355
Life insurance contracts	108,362	107,170
Reinsurance receivables	36,314	38,042
Deferred tax asset, net	17,284	16,544
Other assets	19,079	20,048

Total assets	$5,845,114	$5,964,565

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand	$995,864	$1,057,358
Interest-bearing savings, NOW, money market and time	3,927,899	3,973,633

Total deposits	4,923,763	5,030,991
Federal funds purchased	1,625	3,800
Securities sold under agreements to repurchase	216,361	218,591
Long-term notes	256	258
Policy reserves and liabilities	87,050	93,669
Other liabilities	54,451	58,846

Total liabilities	5,283,506	5,406,155

Common Stockholders’ Equity:
Common Stock-$3.33 par value per share; 350,000,000 shares authorized, 32,517,613 and 32,666,052 issued, respectively	108,284	108,778
Capital surplus	130,507	139,099
Retained earnings	345,870	334,546
Accumulated other comprehensive loss, net	(23,053)	(24,013)

Total common stockholders’ equity	561,608	558,410

Total liabilities and common stockholders’ equity	$5,845,114	$5,964,565

See notes to unaudited condensed consolidated financial statements.
1

Hancock Holding Company and Subsidiaries Condensed Consolidated Statements of Income (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Interest income:
Loans, including fees	$60,851	$53,259
Securities - taxable	19,404	21,866
Securities - tax exempt	1,647	1,693
Federal funds sold	2,867	3,586
Other investments	939	1,186

Total interest income	85,708	81,590

Interest expense:
Deposits	32,426	23,021
Federal funds purchased and securities sold under agreements to repurchase	1,857	1,659
Long-term notes and other interest expense	25	593

Total interest expense	34,308	25,273

Net interest income	51,400	56,317
Provision for (reversal of) loan losses, net	1,211	(705)

Net interest income after provision for (reversal of) loan losses	50,189	57,022

Noninterest income:
Service charges on deposit accounts	9,190	7,884
Other service charges, commissions and fees	13,142	12,505
Securities gains, net	6	118
Other income	3,557	4,501

Total noninterest income	25,895	25,008

Noninterest expense:
Salaries and employee benefits	26,563	26,202
Net occupancy expense	4,073	3,659
Equipment rentals, depreciation and maintenance	2,272	2,668
Amortization of intangibles	423	675
Other expense	15,809	15,961

Total noninterest expense	49,140	49,165

Net income before income taxes	26,944	32,865
Income tax expense	7,715	10,854

Net income	$19,229	$22,011

Basic earnings per share	$0.59	$0.68

Diluted earnings per share	$0.58	$0.67

Dividends paid per share	$0.240	$0.195

Weighted avg. shares outstanding-basic	32,665	32,393

Weighted avg. shares outstanding-diluted	33,299	33,088

See notes to unaudited condensed consolidated financial statements.
2

Hancock Holding Company and Subsidiaries Consolidated Statements of Stockholders’ Equity (Unaudited) (In thousands, except share and per share data)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned Compensation	Total
	Common Stock
	Shares	Amount

Balance, January 1, 2006	32,301,123	$107,563	$129,222	$262,055	$(22,066)	$(2,343)	$474,431
Comprehensive income
Net income per consolidated
statements of income	—	—	—	22,011	—	—	22,011
Net change in fair value of securities available for sale, net of tax	—	—	—	—	(7,726)	—	(7,726)

Comprehensive income							14,285
Cash dividends paid ($0.195 per common share)	—	—	—	(6,360)	—	—	(6,360)
Common stock issued, long-term incentive plan	209,837	699	2,348	—	—	—	3,047
Compensation expense, long-term incentive plan	—	—	1,823	—	—	—	1,823
SFAS No. 123(R) reclass of unearned compensation	—	—	(2,343)	—	—	2,343	—
Repurchase/retirement of common stock	(17,000)	(57)	(710)	—	—	—	(767)

Balance, March 31, 2006	32,493,960	$108,205	$130,340	$277,706	$(29,792)	$—	$486,459

Balance, January 1, 2007	32,666,052	$108,778	$139,099	$334,546	$(24,013)	$—	$558,410
Comprehensive income
Net income per consolidated statements of income	—	—	—	19,229	—	—	19,229
Net change in fair value of securities available for sale, net of tax	—	—	—	—	960	—	960

Comprehensive income							20,189
Cash dividends paid ($0.240 per common share)	—	—	—	(7,905)	—	—	(7,905)
Common stock issued, long-term incentive plan, including income tax benefit of $64	79,561	265	159	—	—	—	424
Compensation expense, long-term incentive plan	—	—	494	—	—	—	494
Repurchase/retirement of common stock	(228,000)	(759)	(9,245)	—	—	—	(10,004)

Balance, March 31, 2007	32,517,613	$108,284	$130,507	$345,870	$(23,053)	$—	$561,608

Hancock Holding Company and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,229	$22,011
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,826	2,238
Provision for (reversal of) loan losses, net	1,211	(705)
Provision for losses on other real estate owned, net	26	(109)
Deferred tax benefit	(757)	(5,306)
Increase in cash surrender value of life insurance contracts	(1,192)	(864)
Gain on sales of securities available for sale, net	(6)	(118)
Gain on sales of real estate owned, net	(795)	(39)
Gain on disposal of assets	(48)	—
Accretion of securities premium/discount, net	(1,700)	(3,458)
Amortization of mortgage servicing rights	92	—
Amortization of intangible assets	423	823
Stock-based compensation expense	494	1,272
Increase in accrued interest receivable	(1,220)	(1,216)
Increase (decrease) in accrued expenses	(3,088)	2,729
Increase (decrease) in other liabilities	479	(59)
Increase (decrease) in interest payable	(1,786)	436
Decrease in policy reserves and liabilities	(6,619)	(4,177)
Decrease in reinsurance receivable	1,728	1,924
Decrease in other assets	649	8,043
(Increase) decrease in loans held for sale	(4,395)	3,996
Excess tax benefit from share based payments	(64)	—
Other, net	20	91

Net cash provided by operating activities	5,507	27,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing time deposits	(1,665)	(628)
Proceeds from sales of securities available for sale	2,293	—
Proceeds from maturities of securities available for sale	385,919	143,469
Purchases of securities available for sale	(302,643)	(471,488)
Net decrease (increase) in federal funds sold	89,180	(6,520)
Net (increase) decrease in loans	(50,670)	13,785
Purchases of property, equipment and software, net	(14,422)	(11,551)
Proceeds from sale of property, plant and equipment	85	—
Proceeds from sales of other real estate	857	707

Net cash provided by (used in) investing activities	108,934	(332,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(107,228)	329,129
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(4,405)	(33,683)
Repayments of long-term notes	(2)	(1)
Dividends paid	(7,905)	(6,360)
Proceeds from exercise of stock options	360	3,008
Repurchase/retirement of common stock	(10,004)	(767)
Excess tax benefit from stock option exercises	64	—
Other stock transactions, net	—	795

Net cash provided by (used in) financing activities	(129,120)	292,121

NET DECREASE IN CASH AND DUE FROM BANKS	(14,679)	(12,593)
CASH AND DUE FROM BANKS, BEGINNING	190,114	271,104

CASH AND DUE FROM BANKS, ENDING	$175,435	$258,511

SUPPLEMENTAL INFORMATION:
Income taxes paid	$9,077	$2,079
Interest paid, including capitalized interest of $390 and $0, respectively	36,094	24,837
Restricted stock issued to employees of Hancock	2	2,373
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$166	$342

See notes to unaudited condensed consolidated financial statements
4

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2006. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year.

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

Critical Accounting Policies

      There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2006.

2.  Securities

    During the quarter ended March 31, 2007, a subsidiary of the Company, Magna Insurance Company, sold three securities out of its portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These three securities had a gross loss of $4,160.

Hancock Holding Company and Subsidiaries Notes to Condensed Consolidated Financial Statements – (Continued) (Unaudited)

3. Loans and Allowance for Loan Losses

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (amounts in thousands):

	Three Months Ended March 31,
	2007	2006

Balance of allowance for loan losses at beginning of period	$46,772	$74,558
Provision for (reversal of) loan losses, net	1,211	(705)
Loans charged-off:
Commercial, real estate and mortgage	503	603
Direct and indirect consumer	1,215	1,938
Finance company	633	441
Demand deposit accounts	725	940

Total charge-offs	3,076	3,922

Recoveries of loans previously charged-off:
Commercial, real estate and mortgage	312	2,190
Direct and indirect consumer	546	452
Finance company	144	193
Demand deposit accounts	608	1,195

Total recoveries	1,610	4,030

Net charge-offs	1,466	(108)

Balance of allowance for loan losses at end of period	$46,517	$73,961

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

        Nonaccrual loans and foreclosed assets, which make up total non-performing assets, amounted to approximately 0.16% and 0.13% of total loans at March 31, 2007 and December 31, 2006, respectively. Interest recognized on nonaccrual loans is immaterial to the Company’s operating results.

        As of March 31, 2007 and December 31, 2006, the Company had $17.2 million in loans carried at fair value.

        The Company held $21.3 million and $16.9 million in loans held for sale at March 31, 2007 and December 31, 2006, respectively, carried at fair value. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3.  Loans and Allowance for Loan Losses (continued)

    The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

	Three Months Ended March 31,
	2007	2006

Ratios :
Net charge-offs (recoveries) to average net loans (annualized)	0.18%	-0.01%
Net charge-offs (recoveries) to period-end net loans (annualized)	0.18%	-0.01%
Allowance for loan losses to average net loans	1.41%	2.49%
Allowance for loan losses to period-end net loans	1.41%	2.49%
Net charge-offs (recoveries) to loan loss allowance	3.15%	-0.15%
Provision for loan losses to net charge-offs	82.66%	652.78%
7

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4. Goodwill and Other Intangible Assets

     Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangibles”, the Company tests its goodwill for impairment annually. No impairment charges were recognized as of March 31, 2007. The carrying amount of goodwill was $62.3 million as of March 31, 2007 and December 31, 2006.

     The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated (amounts in thousands):

	As of March 31, 2007		As of December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Core deposit intangibles	$14,137	$7,564	$14,137	$7,290
Value of insurance business acquired	3,767	1,585	3,767	1,459
Non-compete agreements	368	197	368	179
Trade Name	100	35	100	30

Total	$18,372	$9,381	$18,372	$8,958

	Three Months Ended March 31,
	2007	2006

Aggregate amortization expense for:
Core deposit intangibles	$274	$341
Value of insurance businesses acquired	126	280
Non-compete agreements	18	54
Trade Name	5	—

Total	$423	$675

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4.  Goodwill and Other Intangible Assets (continued)

     The remaining amortization expense for the core deposit intangibles in 2007 is estimated to be approximately $0.9 million. The amortization expense for core deposit intangibles is estimated to be approximately $1.1 million in 2008, $1.1 million in 2009, $1.1 million in 2010, $0.9 million in 2011 and the remainder of $1.4 million thereafter. The amortization of the value of business acquired, non-compete agreements and trade name are expected to approximate $349,974 for the remainder of 2007, $404,327 in 2008, $369,709 in 2009, $311,091 in 2010, $267,673 in 2011 and the remainder of $715,226 thereafter. The weighted-average amortization period used for intangibles is 10 years.

5.  Mortgage Banking (including Mortgage Servicing Rights)

     The Company adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”) on January 1, 2007 without material impact. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. Under SFAS No. 156, the Company decided to continue to use the amortization method instead of adopting the fair value measurement method. Management has determined that it has one class of servicing rights – mortgage servicing rights – which are based on the type of loan. The following are the risk characteristics of the underlying financial assets used to stratify servicing assets for purposes of measuring impairment: interest rate, type of product (fixed vs. variable), duration and asset quality. The fair value of the mortgage servicing rights was $2.1 million and $2.2 million as of March 31, 2007 and December 31, 2006, respectively. The fair value was based upon Bloomberg prepayment speeds for the performing portion of the portfolio and actual prepayment speeds for the watch list portion of the portfolio. The following table shows the amount of contractually specified fees for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007	2006

Servicing fees	$167	$218
Late fees	17	7
Ancillary fees	8	7

Total	$192	$232

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

5.  Mortgage Banking (including Mortgage Servicing Rights) (continued)

        The gross carrying amount of mortgage servicing rights is equal to the net carrying amount. There was no valuation allowance on the mortgage servicing rights portfolio for the three months ended March 31, 2007 and the twelve months ended December 31, 2006.

        The changes in the carrying amounts of mortgage servicing rights for the three months ended March 31, 2007 and for the twelve months ended December 31, 2006 are as follows ( in thousands):

Net Carrying Amount

Balance as of December 31, 2005	$1,576
Additions	21
Disposals	(107)
Amortization	(549)

Balance as of December 31, 2006	941
Additions	1
Disposals	(21)
Amortization	(92)

Balance as of March 31, 2007	$829

        Amortization of servicing rights is estimated to be approximately $261,000 for the remainder of 2007, $230,000 in 2008, $159,000 in 2009, $103,000 in 2010, $55,000 in 2011, and the remainder of $21,000 thereafter.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

6. Comprehensive Loss

        Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

        In addition to net income, the Company has identified changes related to other nonowner transactions in the Consolidated Statements of Stockholders’ Equity. Changes in other nonowner transactions consist of changes in the fair value of securities available for sale and liability adjustments for pension and post-retirement benefit plans.

        In the calculation of comprehensive income, certain reclassification adjustments are made to avoid duplicating items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effects of changes in fair value of securities available for sale and the liability adjustment for pension and post-retirement benefit plans for the year ended December 31, 2006 and the three months ended March 31, 2007.

	Before-Tax Amount	Tax Effect	Accumulated Other Comprehensive Loss

Balance, December 31, 2005	$(33,271)	$11,205	$(22,066)
Minimum pension liability	1,685	(628)	1,057
Adoption of SFAS No. 158	(12,663)	4,719	(7,944)
Net change in fair value of securities available for sale	3,100	(1,352)	1,748
Less adjustment for net losses included in income	5,169	(1,977)	3,192

Balance, December 31, 2006	(35,980)	11,967	(24,013)
Net change in fair value of securities available for sale	974	(14)	960

	$(35,006)	$11,953	$(23,053)

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

7. Earnings Per Share

     Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended March 31,
	2007	2006

Net income - used in computation of earnings per share	$19,229	$22,011

Weighted average number of shares outstanding - used in computation of basic earnings per share	32,665	32,393

Effect of dilutive securities Stock options and restricted stock awards	634	695

Weighted average number of shares outstanding plus effect of dilutive securities - used in computation of diluted earnings per share	33,299	33,088

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Stock-Based Payment Arrangements

Stock Option Plans

     At March 31, 2007, the Company had two stock option plans. The 1996 Hancock Holding Company Long-Term Incentive Plan (the “1996 Plan”) that was approved by the Company’s shareholders in 1996 was designed to provide annual incentive stock awards. Awards as defined in the 1996 Plan include, with limitations, stock options (including restricted stock options), restricted and performance shares, and performance stock awards, all on a stand-alone, combination or tandem basis. A total of fifteen million (15,000,000) common shares can be granted under the 1996 Plan with an annual grant maximum of two percent (2%) of the Company’s outstanding common stock as reported for the fiscal year ending immediately prior to such plan year. Grants of restricted stock awards are limited to one-third of the grant totals.

     The exercise price is equal to the market price on the date of grant, except for certain of those granted to major stockholders where the option price is 110% of the market price. Options awards generally vest based on five years of continuous service and have ten-year contractual terms. The Company’s policy is to issue new shares upon share option exercise and issue treasury shares upon restricted stock award vesting. The 1996 Long-Term Incentive Plan expired in 2006.

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

     The fair value of each option award is estimated on the date of grant using Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. No grants have been issued in 2007. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three Months Ended March 31, 2006

Expected volatility	29.87%
Expected dividends	1.61% - 1.96%
Expected term (in years)	5 - 8
Risk-free rates	4.30% - 4.54%
13

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Stock-Based Payment Arrangements (continued)

   A summary of option activity under the plans for the three months ended March 31, 2007, and changes during the three months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2007	1,511,261	$27.04	6.6
Granted	—	$—	—
Exercised	(103,392)	$14.43	4.1	$3,356,106
Forfeited or expired	(2,860)	$44.04	8.9

Outstanding at March 31, 2007	1,405,009	$27.57	6.5	$21,929,497

Exercisable at March 31, 2007	1,048,042	$23.81	6.0	$21,138,258

Share options expected to vest	232,777	$41.58	8.8	$557,692

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $3.4 million and $5.3 million, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)

Nonvested at January 1, 2007	522,570	$26.67
Granted	50	$49.27
Vested	(66,522)	$18.00
Forfeited	(4,074)	$24.93

Nonvested at March 31, 2007	452,024	$23.53

        As of March 31, 2007, there was $6.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares which vested during the three months ended March 31, 2007 and 2006 was $1.2 million and $0 million, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

9. Retirement Plans

     Net periodic benefits cost includes the following components for the three months ended March 31, 2007 and 2006:

	Pension Benefits		Other Post-retirement Benefits

	Three Months Ended March 31,
	2007	2006	2007	2006

Service cost	$663,956	$575,934	$68,500	$78,750

Interest cost	958,450	874,760	102,000	98,500

Expected return on plan assets	(1,051,435)	(966,840)	—	—

Amortization of prior service cost	—	—	(13,250)	(13,250)

Amortization of net loss	280,549	265,527	19,250	29,000

Amortization of transition obligation	—	—	1,250	1,250

Net periodic benefit cost	$851,520	$749,381	$177,750	$194,250

     The Company anticipates that it will contribute $4.64 million to its pension plan and approximately $565,000 to its post-retirement benefits in 2007. During the first three months of 2007, the Company contributed approximately $1.1 million to its pension plan.

Hancock Holding Company and Subsidiaries Notes to Condensed Consolidated Financial Statements – (Continued) (Unaudited)

10.	Other Service Charges, Commission and Fees, and Other Income

Components of other service charges, commission and fees are as follows:

	Three Months Ended March 31,
	2007	2006

	(amounts in thousands)
Trust fees	$3,693	$3,078
Credit card merchant discount fees	1,778	1,709
Income from insurance operations	4,369	5,159
Investment and annuity fees	1,978	1,264
ATM fees	1,324	1,295

Total	$13,142	$12,505

Components of other income are as follows:

	Three Months Ended March 31,
	2007	2006

	(amounts in thousands)

Secondary mortgage market operations	$911	$817
Income from bank owned life insurance	1,192	864
Outsourced check income	653	639
Other	801	2,181

Total other non-interest income	$3,557	$4,501

11. Other Expense

Components of other expense are as follows:

	Three Months Ended March 31,
	2007	2006

	(amounts in thousands)
Data processing expense	$2,467	$1,920
Postage and communications	2,260	2,376
Ad valorem and franchise taxes	822	998
Legal and professional services	4,962	2,213
Stationery and supplies	491	548
Advertising	1,562	1,359
Deposit insurance and regulatory fees	256	56
Training expenses	174	165
Other fees	827	956
Annuity expense	463	1,791
Claims paid	428	295
Other expense	1,097	3,284

Total non-interest expense	$15,809	$15,961

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

12. Income Taxes

     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109  (“FIN 48”), on January 1, 2007 and determined that there was no need to make an adjustment to retained earnings due to the adoption of this Interpretation. The total balance of unrecognized tax benefits at January 1, 2007, was $317,175. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

     It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. As of January 1, 2007, $36,735 in interest, and $80,053 in penalties, had been accrued on the Company’s balance sheet.

     The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

13. Segment Reporting

     The Company’s primary segments are geographically divided into the Mississippi (MS), Louisiana (LA), Florida (FL) and Alabama (AL) markets. Each segment offers the same products and services but is managed separately due to different pricing, product demand, and consumer markets. Each segment offers commercial, consumer and mortgage loans and deposit services. In the following tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc. and subsidiaries, Hancock Insurance Agency, Inc. and subsidiaries, Harrison Finance Company, Magna Insurance Company and subsidiary and three real estate corporations owning land and buildings that house bank branches and other facilities.

                Following is selected information for the Company’s segments (amounts in thousands):

	Three Months Ended March 31, 2007
	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$46,314	$35,492	$2,501	$119	$5,957	$(4,675)	$85,708
Interest expense	19,952	15,737	1,234	3	1,942	(4,560)	34,308

Net interest income	26,362	19,755	1,267	116	4,015	(115)	51,400
Provision for (reversal of) loan losses	(1,589)	2,208	(84)	—	676	—	1,211
Noninterest income	11,067	8,156	170	0	6,514	(12)	25,895
Depreciation and amortization	1,898	723	95	0	110	—	2,826
Other noninterest expense	20,244	16,872	1,375	42	7,788	(7)	46,314

Net income before income taxes	16,876	8,108	51	74	1,955	(120)	26,944
Income tax expense (benefit)	5,753	1,892	(75)	29	116	—	7,715

Net income	$11,123	$6,216	$126	$45	$1,839	$(120)	$19,229

Total assets	$3,389,175	$2,429,839	$165,129	$12,765	$819,540	$(971,334)	$5,845,114

Total interest income from affiliates	$4,487	$—	$—	$73	$—	$(4,560)	$—

Total interest income from external customers	$41,827	$35,492	$2,501	$46	$5,957	$(115)	$85,708

Amortization & (accretion) of securities	$(876)	$(844)	$10	$—	$10	$—	$(1,700)

Hancock Holding Company and Subsidiaries Notes to Condensed Consolidated Financial Statements – (Continued) (Unaudited) 13. Segment Reporting (continued)

	Three Months Ended March 31, 2006
	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$45,713	$31,042	$2,362	$—	$4,469	$(1,996)	$81,590
Interest expense	15,121	10,328	501	—	1,225	(1,902)	25,273

Net interest income	30,592	20,714	1,861	—	3,244	(94)	56,317
Provision for (reversal of ) loan losses	(1,412)	519	43	—	145	—	(705)
Noninterest income	10,879	7,491	112	—	6,565	(39)	25,008
Depreciation and amortization	1,440	610	74	—	114	—	2,238
Other noninterest expense	21,969	15,269	1,106	—	8,598	(15)	46,927

Net income (loss) before income taxes	19,474	11,807	750	—	952	(118)	32,865
Income tax expense (benefit)	6,645	3,560	274	—	420	(45)	10,854

Net income (loss)	$12,829	$8,247	$476	$—	$532	$(73)	$22,011

Total assets	$3,745,211	$2,332,736	$121,028	$—	$701,692	$(644,078)	$6,256,589

Total interest income from affiliates	$1,854	$—	$48	$—	$—	$(1,902)	$—

Total interest income from external customers	$43,859	$31,042	$2,314	$—	$4,469	$(94)	$81,590

Amortization & (accretion) of securities	$(3,179)	$(310)	$13	$—	$15	$—	$(3,459)

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

14. New Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

     The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company will adopt the provisions of SFAS No. 159 in the first quarter of 2008, as required.

    In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This pronouncement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for fiscal years ending after December 15, 2006. In addition, this statement requires an employer to measure the funded status of a plan as of its year-end balance sheet date effective for fiscal years ending after December 15, 2008. The Company adopted the requirement to recognize the funded status of the benefit plans and related disclosure requirements as of December 31, 2006. The Company is currently evaluating the requirements of SFAS No. 158 related to the measurement date and has not yet determined the impact of adoption on the Company’s consolidated financial statements.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 but does not expect the impact to be significant.

        In September 2006, the FASB ratified the consensus the EITF reached regarding EITF No.06-5, Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4 (“EITF 06-5”). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. The Company adopted EITF 06-5 effective January 1, 2007. The adoption of EITF 06-5 has not had a material impact on the Company’s financial condition or results of operations.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

14. New Accounting Pronouncements (continued)

        In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The Company adopted SOP 05-1 effective January 1, 2007. The adoption of SOP 05-1 has not had a material impact on the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     General

     The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 included in our Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”

     We were organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are headquartered in Gulfport, Mississippi. We currently operate more than 140 banking and financial services offices and more than 130 automated teller machines (ATMs) in the states of Mississippi, Louisiana, Florida and Alabama through four wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA), Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL) and Hancock Bank of Alabama, Mobile, Alabama (Hancock Bank AL). Hancock Bank MS, Hancock Bank LA, Hancock Bank FL and Hancock Bank AL are referred to collectively as the “Banks.”

     The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At March 31, 2007, we had total assets of $5.8 billion and employed on a full-time equivalent basis 1,311 persons in Mississippi, 573 persons in Louisiana, 43 persons in Florida and 2 persons in Alabama.

Selected Financial Data

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Per Common Share Data
Earnings per share:
Basic	$0.59	$0.68
Diluted	$0.58	$0.67
Cash dividends per share	$0.240	$0.195
Book value per share (period end)	$17.27	$15.06
Weighted average number of shares:
Basic	32,665	32,393
Diluted (1)	33,299	33,088
Period end number of shares	32,518	32,494
Market data:
High price	$54.09	$46.67
Low price	$41.88	$37.75
Period end closing price	$43.98	$46.52
Trading volume	8,577	3,990

(1)
There were 70,088 anti-dilutive share-based incentives outstanding for the three months ended March 31, 2007. There were no anti-dilutive share-based incentives outstanding for the three months ended March 31, 2006.

	Three Months Ended March 31,
	2007	2006

	(dollar amounts in thousands)
Performance Ratios
Return on average assets	1.32%	1.49%
Return on average common equity	13.77%	18.34%
Earning asset yield (Tax Equivalent (“TE”))	6.64%	6.17%
Total cost of funds	2.60%	1.88%
Net interest margin (TE)	4.04%	4.30%
Common equity (period end) as a percent of total assets (period end)	9.61%	7.82%
Leverage ratio (period end)	8.80%	7.45%
FTE Headcount	1,929	1,768

Asset Quality Information
Non-accrual loans	$4,494	$8,676
Foreclosed assets	$718	$1,779
Total non-performing assets	$5,212	$10,455
Non-performing assets as a percent of loans and foreclosed assets	0.16%	0.35%
Accruing loans 90 days past due	$6,035	$3,626
Accruing loans 90 days past due as a percent of loans	0.18%	0.22%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	0.34%	0.57%
Net charge-offs	$1,466	($108)
Net charge-offs as a percent of average loans	0.18%	-0.01%
Allowance for loan losses	$46,517	$73,961
Allowance for loan losses as a percent of period end loans	1.41%	2.51%
Allowance for loan losses to NPAs + accruing loans 90 days past due	413.60%	432.85%
Provision for (reversal of) loan losses	$1,211	($ 705)

Average Balance Sheet
Total loans	$3,292,593	$2,970,461
Securities	1,830,557	2,152,958
Short-term investments	231,558	335,986

Earning assets	5,354,708	5,459,405
Allowance for loan losses	(46,704)	(74,429)
Other assets	597,949	598,546

Total assets	$5,905,953	$5,983,522

Non-interest bearing deposits	$983,973	$1,201,186
Interest bearing transaction deposits	1,492,405	1,714,514
Interest bearing public fund deposits	820,652	712,394
Time deposits	1,698,217	1,406,969

Total interest bearing deposits	4,011,274	3,833,877

Total deposits	4,995,247	5,035,063
Other borrowed funds	205,737	287,738
Other liabilities	138,775	173,989
Common stockholders’ equity	566,194	486,732

Total liabilities & common stockholders’ equity	$5,905,953	$5,983,522

	Three Months Ended March 31,
	2007	2006

	(dollar amounts in thousands)
Period end Balance Sheet
Commercial/real estate loans	$1,953,907	$1,688,820
Mortgage loans	420,780	398,201
Direct consumer loans	469,783	447,215
Indirect consumer loans	358,844	349,412
Finance company loans	95,334	67,300

Total loans	3,298,648	2,950,948
Loans held for sale	21,341	20,223
Securities	1,820,772	2,278,613
Short-term investments	134,924	417,373

Earning assets	5,275,685	5,667,157
Allowance for loan losses	(46,517)	(73,961)
Other assets	615,946	663,393

Total assets	$5,845,114	$6,256,589

Noninterest bearing deposits	$995,864	$1,225,744
Interest bearing transaction deposits	1,515,116	1,730,873
Interest bearing public funds deposits	777,692	892,894
Time deposits	1,635,091	1,469,438

Total interest bearing deposits	3,927,899	4,093,205

Total deposits	4,923,763	5,318,949
Other borrowed funds	222,534	273,629
Other liabilities	137,209	174,568
Common stockholders’ equity	561,608	489,443

Total liabilities & common stockholders’ equity	$5,845,114	$6,256,589

Net Charge-Off Information
Net charge-offs (recoveries):
Commercial/real estate loans	$168	($ 1,769)
Mortgage loans	23	181
Direct consumer loans	110	579
Indirect consumer loans	676	653
Finance company loans	489	248

Total net charge-offs	$1,466	($ 108)

Net charge-offs to average loans:
Commercial/real estate loans	0.04%	-0.43%
Mortgage loans	0.02%	0.18%
Direct consumer loans	0.09%	0.50%
Indirect consumer loans	0.77%	0.75%
Finance company loans	2.15%	1.56%

Total net charge-offs to average net loans	0.18%	-0.01%

	Three Months Ended March 31,
	2007	2006

	(dollar amounts in thousands)
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans	61.49%	54.41%
Securities	34.19%	39.44%
Short-term investments	4.32%	6.15%

Earning assets	100.00%	100.00%

Non-interest bearing deposits	18.38%	22.00%
Interest bearing transaction deposits	27.87%	31.40%
Interest bearing public funds deposits	15.33%	13.05%
Time deposits	31.71%	25.77%

Total deposits	93.29%	92.23%
Other borrowed funds	3.84%	5.27%
Other net interest-free funding sources	2.87%	2.50%

Total funding sources	100.00%	100.00%

Loan mix:
Commercial/real estate loans	58.68%	56.38%
Mortgage loans	12.94%	13.80%
Direct consumer loans	14.74%	15.82%
Indirect consumer loans	10.84%	11.83%
Finance company loans	2.80%	2.17%

Total loans	100.00%	100.00%

Average dollars
Loans	$3,292,593	$2,970,461
Securities	1,830,557	2,152,958
Short-term investments	231,558	335,986

Earning assets	$5,354,708	$5,459,405

Non-interest bearing deposits	$983,973	$1,201,186
Interest bearing transaction deposits	1,492,405	1,714,514
Interest bearing public funds deposits	820,652	712,394
Time deposits	1,698,217	1,406,969

Total deposits	4,995,247	5,035,063
Other borrowed funds	205,737	287,738
Other net interest-free funding sources	153,724	136,604

Total funding sources	$5,354,708	$5,459,405

Loans:
Commercial/real estate loans	$1,931,966	$1,674,706
Mortgage loans	426,103	410,023
Direct consumer loans	485,201	469,832
Indirect consumer loans	357,008	351,405
Finance company loans	92,315	64,495

Total average loans	$3,292,593	$2,970,461

Liquidity Management and Contractual Obligations

Liquidity Management

        Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring that we have adequate cash flow to meet our various needs, including operating, strategic and capital. In addition, our principal source of liquidity is dividends from our subsidiary banks.

        The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest-bearing deposits with other banks are additional sources of funding.

        The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $346.8 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $100 million.

        During the quarter ended March 31, 2007, our subsidiary, Magna Insurance Company, sold three securities out of their portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These three securities had a gross loss of $4,160.

        The following liquidity ratios at March 31, 2007 and December 31, 2006 compare certain assets and liabilities to total deposits or total assets:

	March 31, 2007	December 31, 2006

Total securities to total deposits	36.98%	37.84%

Total loans (net of unearned income) to total deposits	66.99%	64.59%

Interest-earning assets to total assets	90.26%	90.41%

Interest-bearing deposits to total deposits	79.77%	78.98%

Capital Resources

We continue to maintain an adequate capital position. The ratios as of March 31, 2007 and December 31, 2006 are as follows:
26

	March 31, 2007	December 31, 2006

Common equity (period-end) as a percent of total assets (period-end)	9.61%	9.36%

Regulatory ratios:

Total capital to risk-weighted assets (1)	13.14%	13.60%

Tier 1 capital to risk-weighted assets (2)	12.04%	12.46%

Leverage capital to average total assets (3)	8.80%	8.63%

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

Contractual Obligations

     Payments due from us under specified long-term and certain other binding contractual obligations were scheduled in our annual report on Form 10-K for the year ended December 31, 2006. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.

Results of Operations

Net Income

     Net income for the first quarter of 2007 totaled $19.2 million, a decrease of $2.8 million, or 13%, from the first quarter of 2006. Diluted earnings per share for the first quarter of 2007 were $0.58, a decrease of $0.09 from the same quarter a year ago. Return on average assets for the first quarter of 2007 was 1.32% compared to 1.49% for the first quarter of 2006. Return on average common equity was 13.77% compared to 18.34% for the same quarter a year ago.

Net Interest Income

     Net interest income (te) for the first quarter decreased $4.5 million, or 8%, from the first quarter of 2006. The primary driver of the $4.5 million decrease in net interest income (te) was a $104.7 million, or 2%, decrease in average earning assets mainly from a reduction in total borrowings of $82.0 million, or 29%, and a decrease in average deposits of $39.8 million, or .8%. Our net interest margin (te) was 4% in the first quarter, 26 basis points narrower than the same quarter a year ago as the increase in the average earning asset yield (46 basis points) did not offset the increase in total funding costs (72 basis points).

The following tables detail the components of our net interest spread and net interest margin.

	Three Months Ended March 31,			Three Months Ended March 31,
	2007			2006
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average Earning Assets
Commercial & real estate loans (TE)	$35,231	$1,931,966	7.39%	$28,637	$1,674,706	6.93%
Mortgage loans	6,509	426,103	6.11%	5,897	410,023	5.75%
Consumer loans	20,197	934,524	8.76%	17,473	885,732	8.00%
Loan fees & late charges	443	—	0.00%	2,320	—	0.00%
Total loans (TE)	62,380	3,292,593	7.67%	54,327	2,970,461	7.40%

US treasury securities	736	60,480	4.94%	627	60,086	4.23%
US agency securities	11,755	940,516	5.00%	13,786	1,194,312	4.62%
CMOs	1,104	107,986	4.09%	1,810	184,276	3.93%
Mortgage backed securities	5,482	444,427	4.93%	5,519	477,789	4.62%
Municipals (TE)	2,861	198,815	5.76%	2,723	163,175	6.67%
Other securities	922	78,333	4.71%	872	73,320	4.76%
Total securities (TE)	22,860	1,830,557	5.00%	25,336	2,152,958	4.71%

Total short-term investments	2,883	231,558	5.05%	3,900	335,986	4.71%

Average earning assets yield (TE)	$88,124	$5,354,709	6.64%	$83,563	$5,459,405	6.17%

Interest-Bearing Liabilities
Interest-bearing transaction deposits	$4,765	$1,492,405	1.29%	$3,266	$1,714,514	0.77%
Time deposits	19,022	1,698,218	4.54%	13,005	1,406,969	3.75%
Public Funds	9,029	820,652	4.46%	6,750	712,394	3.84%
Total interest bearing deposits	32,816	4,011,275	3.32%	23,021	3,833,877	2.44%

Total borrowings	1,492	205,736	2.94%	2,252	287,738	3.17%

Total interest bearing liability cost	$34,308	$4,217,011	3.30%	$25,273	$4,121,615	2.49%

Noninterest-bearing deposits		983,973			1,201,186
Other net interest-free funding sources		153,725			136,604

Total Cost of Funds	$34,308	$5,354,709	2.60%	$25,273	$5,459,405	1.88%

Net Interest Spread (TE)	$53,816		3.34%	$58,290		3.69%

Net Interest Margin (TE)	$53,816	$5,354,709	4.04%	$58,290	$5,459,405	4.30%
28

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

       Annualized net charge-offs, as a percent of average loans, were 0.18% for the first quarter of 2007, compared to -0.01% in the first quarter of 2006. During the first quarter of 2006, we recorded a large recovery that drove the negative net charge-off ratio. The provision for the quarter ended March 31, 2007 reflects more normalized activity and is within management’s expectations.

       The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances. (Dollar amounts shown are in thousands.)

	At and for the Three Months Ended March 31,
	2007	2006

Annualized net charge-offs to average loans	0.18%	-0.01%

Annualized provision (recovery) for loan losses to average loans	0.15%	-0.10%

Average allowance for loan losses to average loans	1.42%	2.51%

Gross charge-offs	$3,076	$3,922

Gross recoveries	$1,610	$4,030

Non-accrual loans	$4,494	$8,676

Accruing loans 90 days or more past due	$6,035	$6,632

      Accruing loans 90 days or more past due decreased $0.6 million from March 31, 2006. Since December 31, 2005, accruing loans 90 days or more past due, net of deferrals, have decreased $19.6 million to $6.0 million at March 31, 2007. This decrease is related to improved ability of certain borrowers to meet their regular payments after Hurricane Katrina.

Noninterest Income

      Noninterest income for the first quarter was up $1.0 million, or 4%, compared to the same quarter a year ago. The primary factors impacting the higher levels of non-interest income as compared to the same quarter a year ago, were higher levels of service charge fees (up $1.3 million, or 17%) and trust fees (up $0.6 million, or 20%). However, other income was down $1.0 million, or 21%.

The components of noninterest income for the three months ended March 31, 2007 and 2006 are presented in the following table:

	Three Months Ended March 31,
	2007	2006

	(dollars in thousands)
Service charges on deposit accounts	$9,190	$7,884
Trust fees	3,693	3,079
Credit card merchant discount fees	1,778	1,709
Income from insurance operations	4,369	5,159
Investment and annuity fees	1,978	1,264
ATM fees	1,324	1,294
Secondary mortgage market operations	911	817
Other income	2,646	3,684

Total other non-interest income	25,889	24,890
Securities transactions gains, net	6	118

Total non interest income	$25,895	$25,008

Noninterest Expense

     Operating expenses for the first quarter were $0.2 million, or .4%, higher compared to the same quarter a year ago. The increase from the same quarter a year ago was reflected in higher levels of personnel expense (up $0.4 million) and occupancy expense (up $0.4 million), with lower levels of equipment expense (down $0.4 million) and other expenses (down $0.2 million).

     The following table presents the components of noninterest expense for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006

	(dollars in thousands)
Employee compensation	$20,533	$21,086
Employee benefits	6,030	5,116

Total personnel expense	26,563	26,202

Equipment and data processing expense	4,739	4,588
Net occupancy expense	4,073	3,659
Postage and communications	2,260	2,376
Ad valorem and franchise taxes	822	998
Legal and professional services	4,962	2,213
Stationery and supplies	491	548
Amortization of intangible assets	423	675
Advertising	1,562	1,359
Deposit insurance and regulatory fees	256	56
Training expenses	174	165
Other real estate owned expense	(766)	(449)
Other expense	3,581	6,775

Total non interest expense	$49,140	$49,165

Income Taxes

     Our effective federal income tax rate continues to be less than the statutory rate of 35% due primarily to tax-exempt interest income. For the three months ended March 31, 2007 and 2006, the effective federal income tax rate was approximately 29% and 33%, respectively. The decrease in the effective rate in 2007 is due primarily to the increase in the percentage of tax-exempt interest income as it relates to book income. The total amount of tax-exempt income earned during the first three months of 2007 was $4.4 million compared to $3.5 million for the comparable period in 2006. Tax-exempt income for three months ended March 31, 2007 consisted of $1.7 million from securities and $2.7 million from loans and leases. Tax-exempt income for the first three months of 2006 consisted of $1.7 million from securities and $1.8 million from loans and leases.

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

     At March 31, 2007, we had $1.2 billion in unused loan commitments outstanding, of which approximately $478.4 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

     Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At March 31, 2007, we had $70.5 million in letters of credit issued and outstanding.

     The following table shows the commitments to extend credit and letters of credit at March 31, 2007 according to expiration date.

	Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(dollars in thousands)

Commitments to extend credit	$1,178,632	$863,348	$34,098	$41,770	$239,416
Letters of credit	70,477	20,504	33,161	16,812	—

Total	$1,249,109	$883,852	$67,259	$58,582	$239,416

Our liability associated with letters of credit is not material to our condensed consolidated financial statements.
31

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

     The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We will adopt the provisions of SFAS No. 159 in the first quarter of 2008, as required.

    In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This pronouncement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for fiscal years ending after December 15, 2006. In addition, this statement requires an employer to measure the funded status of a plan as of its year-end balance sheet date effective for fiscal years ending after December 15, 2008. We adopted the requirement to recognize the funded status of the benefit plans and related disclosure requirements as of December 31, 2006. We are currently evaluating the requirements of SFAS No. 158 related to the measurement date and have not yet determined the impact of adoption on our consolidated financial position, results of operations and cash flows.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 but does not expect the impact to be significant.

        In September 2006, the FASB ratified the consensus the EITF reached regarding EITF No.06-5, Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4 (“EITF 06-5”). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. We adopted EITF 06-5 effective January 1, 2007. The adoption of EITF 06-5 has not had a material impact on our financial condition or results of operations.

        In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. We adopted SOP 05-1 effective January 1, 2007. The adoption of SOP 05-1 has not had a material impact on our financial condition or results of operations.

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

        Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of quarter close, the effective duration of the securities portfolio was 2.18. A rate increase of 100 basis points would move the effective duration to 2.53, while a reduction in rates of 100 basis points would result in an effective duration of 1.46.

        In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at March 31, 2007 indicate that the Company is to some extent asset sensitive as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk

Change in interest rate (basis point)	Estimated increase (decrease) in net interest income

-100	-2.28%
Stable	0.00%
+100	0.73%

        The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

        At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officers and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to timely alert them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act filings.

        Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

     There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

     The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities.

	(a)		(b)	(c)	(d)
	Total number of shares or units purchased		Average Price Paid per Share	Total number of shares purchased as a part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under Plans or Programs

Jan. 1, 2007 - Jan. 31, 2007	—	(2)	$—	—	1,545,378
Feb. 1, 2007 - Feb. 28, 2007	—	(3)	—	—	1,545,378
Mar. 1, 2007 - Mar. 31, 2007	228,000	(4)	43.88	228,000	1,317,378

Total as of Mar. 31, 2007	228,000		43.88	228,000

(1)	The Company publicly announced its stock buy-back program on July 18, 2000.

(2)	0 shares were purchased on the open market during January in order to satisfy obligations pursuant to the Company’s long term incentive plan that was established in 1996.

(3)	0 shares were purchased on the open market during February in order to satisfy obligations pursuant to the Company’s long term incentive plan that was established in 1996.

(4)	228,000 shares were purchased on the open market during March in order to satisfy obligations pursuant to the Company’s long term incentive plan that was established in 1996.
35

Item 4. Submission of Matters to a Vote of Security Holders.

A.	The Company’s Annual Meeting was held on March 29, 2007.

B.	The Directors elected at the Annual Meeting held on March 29, 2007 were:

		Votes Cast

		For	Withheld

1.	Don P. Descant	26,679,198	1,465,512
2.	James B. Eastabrook, Jr.	26,589,666	1,555,045
3.	Robert W. Roseberry	26,477,505	1,571,439
4.	Leo W. Seal, Jr.	26,574,947	1,569,764
5.	Anthony J. Topazi	26,671,800	1,472,911

C.	KPMG LLP was approved as the independent public accountants of the Company.

For	Against	Abstained

28,010,871	40,266	76,169

D.	Approval of the Amendment of the Articles of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 350,000,000.

For	Against	Abstained

15,556,852	7,189,885	102,230

Item 6. Exhibits. (a) Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
36

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ Carl J. Chaney

Carl J. Chaney
Chief Executive Officer

/s/ John M. Hairston

John M. Hairston
Chief Executive Officer

/s/ Michael M. Achary

Michael M. Achary
Chief Financial Officer

Date:	May 8, 2007
37

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.