Form 10-Q
period 2007-06-30
HANCOCK HOLDING CO
filed 2007-08-08
CIK 750577

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer    ☒            Accelerated filer   ☐          Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                       Yes     ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

32,020,143 common shares were outstanding as of July 31, 2007 for financial statement purposes.

Hancock Holding Company

Index

Part I. Financial Information Item 1. Financial Statements Hancock Holding Company and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2007 (unaudited)	December 31, 2006

ASSETS
Cash and due from banks (non-interest bearing)	$183,330	$190,114
Interest-bearing time deposits with other banks	12,616	10,197
Federal funds sold	184,328	212,242
Trading securities	1,731	—
Securities available for sale, at fair value (amortized cost of $1,642,287 and $1,916,944)	1,615,473	1,903,658
Loans held for sale	25,198	16,946
Loans	3,433,605	3,267,058
Less: allowance for loan losses	(46,227)	(46,772)
unearned income	(17,453)	(17,420)

Loans, net	3,369,925	3,202,866
Property and equipment, net of accumulated depreciation of $69,860 and $66,043	182,246	140,554
Other real estate, net	1,063	568
Accrued interest receivable	34,445	32,984
Goodwill, net	62,277	62,277
Other intangible assets, net	9,336	10,355
Life insurance contracts	116,554	110,751
Reinsurance receivables	34,497	38,042
Deferred tax asset, net	22,141	16,544
Other assets	19,646	16,467

Total assets	$5,874,806	$5,964,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$938,638	$1,057,358
Interest-bearing savings, NOW, money market and time	4,039,032	3,973,633

Total deposits	4,977,670	5,030,991
Federal funds purchased	3,000	3,800
Securities sold under agreements to repurchase	196,639	218,591
Long-term notes	253	258
Policy reserves and liabilities	82,465	93,669
Other liabilities	65,081	58,846

Total liabilities	5,325,108	5,406,155

Stockholders’ Equity
Common Stock-$3.33 par value per share; 350,000,000 shares authorized, 32,093,858 and 32,666,052 issued and outstanding, respectively	106,873	108,778
Capital surplus	115,735	139,099
Retained earnings	358,445	334,546
Accumulated other comprehensive loss, net	(31,355)	(24,013)

Total stockholders’ equity	549,698	558,410

Total liabilities and stockholders’ equity	$5,874,806	$5,964,565

See notes to unaudited condensed consolidated financial statements.
1

Hancock Holding Company and Subsidiaries Condensed Consolidated Statements of Income (Unaudited) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest income:
Loans, including fees	$63,202	$56,339	$124,054	$109,599
Securities - taxable	19,397	24,451	39,723	47,487
Securities - tax exempt	1,550	1,659	3,198	3,352
Federal funds sold	722	3,915	3,588	7,501
Other investments	66	39	84	54

Total interest income	84,937	86,403	170,647	167,993

Interest expense:
Deposits	31,557	26,791	64,006	49,812
Federal funds purchased and securities sold under agreements to repurchase	1,827	1,593	3,684	3,252
Long-term notes and other interest expense	10	252	12	844

Total interest expense	33,394	28,636	67,702	53,908

Net interest income	51,543	57,767	102,945	114,085
Provision for (reversal of) loan losses, net	1,238	—	2,449	(705)

Net interest income after provision for (reversal of) loan losses	50,305	57,767	100,496	114,790

Noninterest income:
Service charges on deposit accounts	10,471	9,223	19,662	17,107
Other service charges, commissions and fees	14,704	12,732	27,844	25,235
Securities gains, net	34	—	40	118
Other income	5,018	3,987	8,575	8,490

Total noninterest income	30,227	25,942	56,121	50,950

Noninterest expense:
Salaries and employee benefits	24,837	26,400	51,401	52,602
Net occupancy expense	4,469	3,474	8,542	7,134
Equipment rentals, depreciation and maintenance	2,768	2,816	5,041	5,484
Amortization of intangibles	384	507	807	1,181
Other expense	19,399	17,975	35,205	33,937

Total noninterest expense	51,857	51,172	100,996	100,338

Net income before income taxes	28,675	32,537	55,621	65,402
Income tax expense	8,352	10,539	16,068	21,393

Net income	$20,323	$21,998	$39,553	$44,009

Basic earnings per share	$0.63	$0.68	$1.22	$1.36

Diluted earnings per share	$0.62	$0.66	$1.20	$1.32

Dividends paid per share	$0.240	$0.220	$0.480	$0.415

Weighted avg. shares outstanding-basic	32,233	32,531	32,447	32,462

Weighted avg. shares outstanding-diluted	32,749	33,322	33,024	33,237

See notes to unaudited condensed consolidated financial statements.
2

Hancock Holding Company and Subsidiaries Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (In thousands, except share and per share data)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned Compensation	Total
	Common Stock
	Shares	Amount

Balance, January 1, 2006	32,301,123	$107,563	$129,222	$262,055	$(22,066)	$(2,343)	$474,431
Comprehensive income
Net income per consolidated statements of income	—	—	—	44,009	—	—	44,009
Net change in fair value of securities available for sale, net of tax	—	—	—	—	(21,593)	—	(21,593)

Comprehensive income							22,416
Cash dividends paid ($0.415 per common share)	—	—	—	(13,564)	—	—	(13,564)
Common stock issued, long-term incentive plan including income tax benefit of $524	292,899	975	7,058	—	—	—	8,033
Compensation expense, long-term incentive plan	—	—	2,329	—	—	—	2,329
SFAS No. 123(R) reclass of unearned compensation	—	—	(2,343)	—	—	2,343	—
Repurchase/retirement of common stock	(39,393)	(131)	(4,238)	—	—	—	(4,369)

Balance, June 30, 2006	32,554,629	$108,407	$132,028	$292,500	$(43,659)	$—	$489,276

Balance, January 1, 2007	32,666,052	$108,778	$139,099	$334,546	$(24,013)	$—	$558,410
Comprehensive income
Net income per consolidated statements of income	—	—	—	39,553	—	—	39,553
Recognized pension and other employee benefit plan cost	—	—	—	—	443	—	443
Net change in fair value of securities available for sale, net of tax	—	—	—	—	(7,785)	—	(7,785)

Comprehensive income							32,211
Cash dividends paid ($0.480 per common share)	—	—	—	(15,654)	—	—	(15,654)
Common stock issued, long-term incentive plan, including income tax benefit of $96	88,826	296	433	—	—	—	729
Compensation expense, long-term incentive plan	—	—	1,070	—	—	—	1,070
Repurchase/retirement of common stock	(661,020)	(2,201)	(24,867)	—	—	—	(27,068)

Balance, June 30, 2007	32,093,858	$106,873	$115,735	$358,445	$(31,355)	$—	$549,698

See notes to unaudited condensed consolidated financial statements.
3

Hancock Holding Company and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,553	$44,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,034	4,759
Provision for (reversal of) loan losses, net	2,449	(705)
Gain on sales of ORE	(761)	(146)
Deferred tax benefit	(773)	(1,397)
Increase in cash surrender value of life insurance contracts	(2,531)	(1,754)
Gain on sales/paydowns of securities available for sale, net	(40)	(118)
Gain on disposal of other assets	(16)	(4)
Accretion of securities premium/discount, net	(1,973)	(6,263)
Amortization of mortgage servicing rights	179	289
Amortization of intangible assets	807	1,182
Stock-based compensation expense	1,070	2,329
(Increase) decrease in accrued interest receivable	(1,461)	1,604
(Decrease) increase in accrued expenses	(2,602)	18,632
(Decrease) increase in other liabilities	986	(600)
(Decrease) increase in interest payable	(1,047)	1,351
Decrease in policy reserves and liabilities	(11,204)	(7,356)
Decrease in reinsurance receivable	3,545	7,057
Decrease (increase) in other assets	(2,137)	2,244
Increase in loans held for sale	(8,252)	(486)
Excess tax benefit from share based payments	(96)	(524)
Other, net	691	24

Net cash provided by operating activities	22,421	64,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing time deposits	(2,419)	(1,674)
Proceeds from sales of securities available for sale	8,969	9,954
Proceeds from maturities of securities available for sale	650,546	421,946
Purchases of securities available for sale	(382,845)	(634,240)
Net decrease (increase) in federal funds sold	27,914	(2,163)
Net increase in loans	(170,422)	(58,128)
Purchases of property and equipment	(44,261)	(31,347)
Proceeds from sales of property and equipment	204	250
Proceeds from sales of other real estate	1,180	1,293

Net cash provided by (used in) investing activities	88,866	(294,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(53,321)	257,507
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(22,752)	(29,373)
Repayments of long-term notes	(5)	(50,001)
Dividends paid	(15,654)	(13,564)
Proceeds from exercise of stock options	633	8,034
Repurchase/retirement of common stock	(27,068)	(4,369)
Excess tax benefit from stock option exercises	96	524

Net cash (used in) provided by financing activities	(118,071)	168,758

NET DECREASE IN CASH AND DUE FROM BANKS	(6,784)	(61,224)
CASH AND DUE FROM BANKS, BEGINNING	190,114	271,104

CASH AND DUE FROM BANKS, ENDING	$183,330	$209,880

SUPPLEMENTAL INFORMATION:
Income taxes paid	$17,003	$2,103
Interest paid, including capitalized interest of $717 and $97, respectively	68,750	52,558
Restricted stock issued to employees of Hancock	137	2,460
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$915	$842
Financed sale of foreclosed property	—	253

See notes to unaudited condensed consolidated financial statements.
4

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results expected for the full year.

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

2. Securities

         Available for Sale Securities

         For the six months ended June 30, 2007, a subsidiary of the Company, Magna Insurance Company, sold thirty securities out of its portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These securities had a gross loss of $37,164.

         Trading Securities

         As of June 30, 2007, the Company held in trust $1.7 million in securities related to its own stock for the 2005 Nonqualified Deferred Compensation Plan.

5

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3. Loans and Allowance for Loan Losses

     Loans, net of unearned income, totaled $3.4 billion and $3.3 billion at June 30, 2007 and December 31, 2006, respectively. The Company also held $25.2 million and $16.9 million in loans held for sale at June 30, 2007 and December 31, 2006, respectively, carried at lower of cost or fair value. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

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

         The Company’s investments in impaired loans at June 30, 2007 and December 31, 2006 were $22.9 million and $26.8 million, respectively. The amount of interest that was not recognized on nonaccrual loans would not have had a material effect on earnings for the three and six months ended June 30, 2007 and June 30, 2006.

         Nonaccrual loans and foreclosed assets, which make up total non-performing assets, amounted to approximately 0.25% and 0.13% of total loans at June 30, 2007 and December 31, 2006, respectively. Interest recognized on nonaccrual loans is immaterial to the Company’s operating results.

         The following table presents, for the periods indicated, non-performing assets:

	June 30, 2007	December 31, 2006

	(In thousands)

Non-accrual loans	$7,544	$3,500
Foreclosed assets	1,146	681

Total non-performing assets	$8,690	$4,181

6

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3.  Loans and Allowance for Loan Losses (continued)

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (In thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Balance of allowance for loan losses at beginning of period	$46,517	$73,961	$46,772	$74,558
Provision for (reversal of) loan losses, net	1,238	—	2,449	(705)
Loans charged-off:
Commercial, real estate and mortgage	978	1,082	1,481	1,685
Direct and indirect consumer	1,179	1,500	2,394	3,438
Finance company	648	417	1,281	858
Demand deposit accounts	716	1,743	1,441	2,683

Total charge-offs	3,521	4,742	6,597	8,664

Recoveries of loans previously charged-off:
Commercial, real estate and mortgage	1,064	435	1,375	2,625
Direct and indirect consumer	383	594	929	1,046
Finance company	123	136	267	329
Demand deposit accounts	423	576	1,032	1,771

Total recoveries	1,993	1,741	3,603	5,771

Net charge-offs	1,528	3,001	2,994	2,893

Balance of allowance for loan losses at end of period	$46,227	$70,960	$46,227	$70,960

The following table presents the makeup of allowance for loan losses by:

	June 30, 2007	December 31, 2006

	(In thousands)
Balance of allowance for loan losses
Non-impaired	$39,280	$38,986
Impaired	6,947	7,786

Total allowance for loan losses	$46,227	$46,772

As of June 30, 2007 and December 31, 2006, the Company had $18.2 million and $17.2 million, respectively, in loans carried at fair value.
7

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3.  Loans and Allowance for Loan Losses (continued)

    The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Ratios :
Net charge-offs to average net loans (annualized)	0.18%	0.40%	0.18%	0.20%
Net charge-offs to period-end net loans (annualized)	0.18%	0.39%	0.18%	0.19%
Allowance for loan losses to average net loans	1.37%	2.37%	1.39%	2.38%
Allowance for loan losses to period-end net loans	1.35%	2.35%	1.35%	2.35%
Net charge-offs to loan loss allowance	3.31%	4.23%	6.48%	4.08%
Provision for loan losses to net charge-offs	81.02%	0.00%	81.80%	-24.39%
8

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4. Goodwill and Other Intangible Assets

     Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangibles, the Company tests its goodwill for impairment annually. No impairment charges were recognized as of June 30, 2007. The carrying amount of goodwill was $62.3 million as of June 30, 2007 and December 31, 2006.

     The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated (In thousands):

	As of June 30, 2007		As of December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Core deposit intangibles	$14,137	$7,895	$14,137	$7,290
Value of insurance business acquired	3,768	1,615	3,767	1,459
Non-compete agreements	368	216	368	179
Trade name	100	40	100	30

Total	$18,373	$9,766	$18,372	$8,958

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Aggregate amortization expense for:
Core deposit intangibles	$331	$342	$605	$683
Value of insurance businesses acquired	29	138	155	418
Non-compete agreements	19	27	37	81
Trade name	5	—	10	—

Total	$384	$507	$807	$1,182

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4.  Goodwill and Other Intangible Assets (continued)

     The remaining amortization expense for the core deposit intangibles in 2007 is estimated to be approximately $605,000. The amortization expense for core deposit intangibles is estimated to be approximately $1.1 million in 2008, $1.1 million in 2009, $1.1 million in 2010, $0.9 million in 2011 and the remainder of $1.4 million thereafter. The amortization of the value of business acquired, non-compete agreements and trade name are expected to approximate $220,000 for the remainder of 2007, $404,000 in 2008, $370,000 in 2009, $311,000 in 2010, $267,000 in 2011 and the remainder of $792,000 thereafter. The weighted-average amortization period used for intangibles is 10 years.

5.  Mortgage Banking (including Mortgage Servicing Rights)

     The Company adopted SFAS 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”) on January 1, 2007 without material impact. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. Under SFAS No. 156, the Company decided to continue to use the amortization method instead of adopting the fair value measurement method. Management has determined that it has one class of servicing rights – mortgage servicing rights – which are based on the type of loan. The following are the risk characteristics of the underlying financial assets used to stratify servicing assets for purposes of measuring impairment: interest rate, type of product (fixed versus variable), duration and asset quality. The fair value of the mortgage servicing rights was $1.7 million and $2.2 million as of June 30, 2007 and December 31, 2006, respectively. The fair value was based upon Bloomberg prepayment speeds for the performing portion of the portfolio and actual prepayment speeds for the watch list portion of the portfolio. The following table shows the amount (In thousands) of contractually specified fees for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Servicing fees	$160	$191	$326	$410
Late fees	16	7	33	14
Ancillary fees	2	7	10	14

Total	$178	$205	$369	$438

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

5.  Mortgage Banking (including Mortgage Servicing Rights) (continued)

        The gross carrying amount of mortgage servicing rights is equal to the net carrying amount. There was no valuation allowance on the mortgage servicing rights portfolio as of June 30, 2007 or December 31, 2006.

        The changes in the carrying amounts of mortgage servicing rights as of June 30, 2007 and as of December 31, 2006 are as follows ( in thousands):

Net Carrying Amount

Balance as of December 31, 2005	$1,576
Additions	21
Disposals	(107)
Amortization	(549)

Balance as of December 31, 2006	941
Additions	5
Disposals	(38)
Amortization	(179)

Balance as of June 30, 2007	$729

           Amortization of servicing rights is estimated to be approximately $170,000 for the remainder of 2007, $226,000 in 2008, $157,000 in 2009, $101,000 in 2010, $54,000 in 2011, and the remainder of $21,000 thereafter.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

6. Comprehensive Income

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

        In the calculation of comprehensive income, certain reclassification adjustments are made to avoid duplicating items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effects of changes in fair value of securities available for sale and the liability adjustment for pension and post-retirement benefit plans as of December 31, 2006 and as of June 30, 2007.

	Before-Tax Amount	Tax Effect	Accumulated Other Comprehensive Loss

Balance, December 31, 2005	$(33,271)	$11,205	$(22,066)
Minimum pension liability	1,685	(628)	1,057
Adoption of SFAS No. 158	(12,663)	4,719	(7,944)
Net change in fair value of securities available for sale	3,100	(1,352)	1,748
Less adjustment for net losses included in income	5,169	(1,977)	3,192

Balance, December 31, 2006	(35,980)	11,967	(24,013)

Recognized pension and other employee benefit plan cost	705	(262)	443
Net change in fair value of securities available for sale	(13,488)	5,728	(7,760)
Less adjustment for net (gains) included in income	(40)	15	(25)

Balance, June 30, 2007	$(48,803)	$17,448	$(31,355)

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

7. Earnings Per Share

     Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income - used in computation of earnings per share	$20,323	$21,998	$39,553	$44,009

Weighted average number of shares outstanding - used in computation of basic earnings per share	32,233	32,531	32,447	32,462

Effect of dilutive securities Stock options and restricted stock awards	516	791	577	775

Weighted average number of shares outstanding plus effect of dilutive securities - used in computation of diluted earnings per share	32,749	33,322	33,024	33,237

There were 60,585 and 42,347 anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2007, respectively. There were 53,359 and 89,894 anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2006, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Stock-Based Payment Arrangements

Stock Option Plans

     At June 30, 2007, the Company had two stock option plans. The 1996 Hancock Holding Company Long-Term Incentive Plan (the “1996 Plan”) that was approved by the Company’s shareholders in 1996 was designed to provide annual incentive stock awards. Awards as defined in the 1996 Plan include, with limitations, stock options (including restricted stock options), restricted and performance shares, and performance stock awards, all on a stand-alone, combination or tandem basis. A total of fifteen million (15,000,000) common shares can be granted under the 1996 Plan with an annual grant maximum of two percent (2%) of the Company’s outstanding common stock as reported for the fiscal year ending immediately prior to such plan year. Grants of restricted stock awards are limited to one-third of the grant totals.

     The exercise price is equal to the market price on the date of grant, except for certain of those granted to major stockholders where the option price is 110% of the market price. Option awards generally vest based on five years of continuous service and have ten-year contractual terms. The Company’s policy is to issue new shares upon share option exercise and upon restricted stock award vesting. The 1996 Long-Term Incentive Plan expired in 2006 and no additional awards may be granted under the 1996 Plan.

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
14

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Stock-Based Payment Arrangements (continued)

   A summary of option activity under the plans for the six months ended June 30, 2007, and changes during the six months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2007	1,511,261	$27.04	6.6
Granted	—	$—	—
Exercised	(110,456)	$14.98	4.0	$3,457,259
Forfeited or expired	(4,100)	$35.25	7.1

Outstanding at June 30, 2007	1,396,705	$27.97	6.3	$13,380,615

Exercisable at June 30, 2007	1,131,634	$24.78	5.8	$14,452,527

Share options expected to vest	232,777	$41.58	8.6	N/A

   The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $3.5 million and $7.6 million, respectively.

     A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)

Nonvested at January 1, 2007	522,570	$26.67
Granted	3,386	$40.58
Vested	(67,812)	$18.34
Forfeited	(4,434)	$26.04

Nonvested at June 30, 2007	453,710	$23.60

         As of June 30, 2007, there was $5.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares which vested during the six months ended June 30, 2007 and 2006 was $1.2 million and $0 million, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

9. Retirement Plans

     Net periodic benefits cost includes the following components for the three and six months ended June 30, 2007 and 2006:

	Pension Benefits		Other Post-retirement Benefits

	Three Months Ended June 30,
	2007	2006	2007	2006

Service cost	$663,956	$575,934	$68,500	$78,750

Interest cost	958,450	874,760	102,000	98,500

Expected return on plan assets	(1,051,435)	(966,840)	—	—

Amortization of prior service cost	—	—	(13,250)	(13,250)

Amortization of net loss	280,549	265,527	148,651	29,000

Amortization of transition obligation	—	—	1,250	1,250

Net periodic benefit cost	$851,520	$749,381	$307,151	$194,250

	Pension Benefits		Other Post-retirement Benefits

	Six Months Ended June 30,
	2007	2006	2007	2006

Service cost	$1,327,912	$1,151,868	$137,000	$157,500

Interest cost	1,916,900	1,749,520	204,000	197,000

Expected return on plan assets	(2,102,870)	(1,933,680)	—	—

Amortization of prior service cost	—	—	(26,500)	(26,500)

Amortization of net loss	561,098	531,054	168,151	58,000

Amortization of transition obligation	—	—	2,500	2,500

Net periodic benefit cost	$1,703,040	$1,498,762	$485,151	$388,500

     The Company anticipates that it will contribute $4.6 million to its pension plan and approximately $565,000 to its post-retirement benefits in 2007. During the first six months of 2007, the Company contributed approximately $2.0 million to its pension plan and approximately $284,000 for post-retirement benefits.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

10.  Other Service Charges, Commission and Fees, and Other Income

          Components of other service charges, commission and fees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

	(In thousands)
Trust fees	$4,124	$3,409	$7,816	$6,487
Credit card merchant discount fees	2,171	1,863	3,949	3,571
Income from insurance operations	5,033	4,596	9,402	9,755
Investment and annuity fees	2,018	1,591	3,995	2,855
ATM fees	1,358	1,273	2,682	2,567

Total other service charges, commissions and fees	$14,704	$12,732	$27,844	$25,235

Components of other income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

	(In thousands)
Secondary mortgage market operations	$1,116	$749	$2,027	$1,566
Income from bank owned life insurance	1,227	890	2,419	1,754
Outsourced check income	637	733	1,289	1,371
Other	2,038	1,615	2,840	3,799

Total other income	$5,018	$3,987	$8,575	$8,490

11. Other Expense Components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

	(In thousands)
Data processing expense	$2,430	$2,579	$4,897	$4,499
Postage and communications	2,688	2,569	4,947	4,945
Ad valorem and franchise taxes	827	1,163	1,648	2,161
Legal and professional services	6,077	3,710	11,039	5,923
Stationery and supplies	640	537	1,132	1,085
Advertising	2,033	1,748	3,595	3,107
Deposit insurance and regulatory fees	253	237	509	293
Training expenses	161	147	335	312
Other fees	549	1,296	1,376	2,252
Annuity expense	339	959	802	2,750
Claims paid	470	709	898	1,004
Other expense	2,932	2,321	4,027	5,606

Total other expense	$19,399	$17,975	$35,205	$33,937

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

     It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. As of January 1, 2007, $36,735 in interest, and $80,053 in penalties, had been accrued on the Company’s balance sheet. As of June 30, 2007, no significant changes to these amounts have occurred since the adoption of FIN 48.

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

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

13. Segment Reporting (continued)

     Following is selected information for the Company’s segments (in thousands):

	Three Months Ended June 30, 2007

	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$44,117	$37,306	$2,347	$316	$6,464	$(5,613)	$84,937
Interest expense	19,005	16,765	1,260	23	1,839	(5,498)	33,394

Net interest income	25,112	20,541	1,087	293	4,625	(115)	51,543
Provision for (reversal of ) loan losses	2,003	(1,161)	(238)	121	513	—	1,238
Noninterest income	13,252	9,506	219	1	7,261	(12)	30,227
Depreciation and amortization	2,237	741	110	6	114	—	3,208
Other noninterest expense	22,370	16,376	1,330	361	8,517	(305)	48,649

Net income (loss) before income taxes	11,754	14,091	104	(194)	2,742	178	28,675
Income tax expense (benefit)	3,338	3,997	(12)	(75)	1,104	—	8,352

Net income (loss)	$8,416	$10,094	$116	$(119)	$1,638	$178	$20,323

Total assets	$3,307,456	$2,523,738	$172,904	$17,066	$799,179	$(945,537)	$5,874,806

Total interest income from affiliates	$5,613	$—	$—	$(24)	$—	$(5,589)	$—

Total interest income from external customers	$38,504	$37,306	$2,347	$340	$6,464	$(24)	$84,937

Amortization & (accretion) of securities	$(172)	$(124)	$12	$—	$11	$—	$(273)

	Three Months Ended June 30, 2006

	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$49,218	$33,980	$1,227	$—	$5,209	$(3,231)	$86,403
Interest expense	17,045	12,760	536	—	1,421	(3,126)	28,636

Net interest income	32,173	21,220	691	—	3,788	(105)	57,767
Provision for (reversal of ) loan losses	—	—	—	—	—	—	—
Noninterest income	11,370	7,881	107	—	6,622	(38)	25,942
Depreciation and amortization	1,686	648	76	—	111	—	2,521
Other noninterest expense	23,166	16,330	1,206	—	7,959	(10)	48,651

Net income (loss) before income taxes	18,691	12,123	(484)	—	2,340	(133)	32,537
Income tax expense (benefit)	6,175	3,659	(196)	—	856	45	10,539

Net income (loss)	$12,516	$8,464	$(288)	$—	$1,484	$(178)	$21,998

Total assets	$3,647,836	$2,337,408	$122,508	$—	$710,125	$(662,685)	$6,155,192

Total interest income from affiliates	$2,910	$70	$145	$—	$106	$(3,231)	$—

Total interest income from external customers	$46,308	$33,910	$1,082	$—	$5,103	$—	$86,403

Amortization & (accretion) of securities	$(2,485)	$(350)	$14	$—	$18	$—	$(2,803)
19

Hancock Holding Company and Subsidiaries Notes to Condensed Consolidated Financial Statements – (Continued) (Unaudited) 13. Segment Reporting (continued)

	Six Months Ended June 30, 2007

	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$90,431	$72,798	$4,848	$434	$12,424	$(10,288)	$170,647
Interest expense	38,957	32,502	2,494	26	3,781	(10,058)	67,702

Net interest income	51,474	40,296	2,354	408	8,643	(230)	102,945
Provision for (reversal of ) loan losses	491	1,047	(322)	121	1,112	—	2,449
Noninterest income	24,319	17,662	389	1	13,773	(23)	56,121
Depreciation and amortization	4,136	1,464	204	6	224	—	6,034
Other noninterest expense	42,614	33,248	2,705	403	16,304	(312)	94,962

Net income (loss) before income taxes	28,552	22,199	156	(121)	4,776	59	55,621
Income tax expense (benefit)	8,483	5,889	(87)	(46)	1,829	—	16,068

Net income (loss)	$20,069	$16,310	$243	$(75)	$2,947	$59	$39,553

Total assets	$3,307,456	$2,523,738	$172,904	$17,066	$799,179	$(945,537)	$5,874,806

Total interest income from affiliates	$10,288	$—	$—	$49	$—	$(10,337)	$—

Total interest income from external customers	$80,143	$72,798	$4,848	$385	$12,424	$49	$170,647

Amortization & (accretion) of securities	$(1,048)	$(968)	$22	$—	$21	$—	$(1,973)

	Six Months Ended June 30, 2006

	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$94,931	$65,023	$3,589	$—	$9,676	$(5,226)	$167,993
Interest expense	32,167	23,088	1,037	—	2,643	(5,027)	53,908

Net interest income	62,764	41,935	2,552	—	7,033	(199)	114,085
Provision for (reversal of ) loan losses	(1,412)	519	43	—	145	—	(705)
Noninterest income	22,250	15,372	219	—	13,186	(77)	50,950
Depreciation and amortization	3,126	1,257	149	—	227	—	4,759
Other noninterest expense	45,135	31,601	2,312	—	16,555	(24)	95,579

Net income (loss) before income taxes	38,165	23,930	267	—	3,292	(252)	65,402
Income tax expense (benefit)	12,819	7,219	78	—	1,277	—	21,393

Net income (loss)	$25,346	$16,711	$189	$—	$2,015	$(252)	$44,009

Total assets	$3,647,836	$2,337,408	$122,508	$—	$710,125	$(662,685)	$6,155,192

Total interest income from affiliates	$4,828	$6	$193	$—	$199	$(5,226)	$—

Total interest income from external customers	$90,103	$65,017	$3,396	$—	$9,477	$—	$167,993

Amortization & (accretion) of securities	$(5,663)	$(660)	$28	$—	$32	$—	$(6,263)
20

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

14. New Accounting Pronouncements

     In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award. The objective of this issue is to determine the accounting for the income tax benefits of dividend or dividend equivalents when the dividends or dividend equivalents are: (a) linked to equity-classified nonvested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under FASB Statement No. 123 (Revised 2004), Share-Based Payment. The Task Force reached a consensus that EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. Management is currently evaluating the requirements of EITF No. 06-11 but does not expect the impact to be significant.

     In March 2007, the FASB ratified EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. One objective of EITF No. 06-10 is to determine whether a liability for future benefits under a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods should be recognized in accordance with SFAS No. 106 or APB Opinion 12, as appropriate, based on the substantive agreement with the employee. Another objective of EITF No. 06-10 is to determine how the asset arising from a collateral assignment split-dollar life insurance arrangement should be recognized and measured. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the requirements of EITF No. 06-10 but does not expect the impact to be significant.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment SFAS No. 115 (“SFAS No. 159”) which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

     The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company will adopt the provisions of SFAS No. 159 in the first quarter of 2008, as required but does not expect the impact to be significant.

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

         In September 2006, the FASB ratified the consensus the EITF reached regarding EITF No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4. EITF No. 06-5 concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. The Company adopted EITF No. 06-5 effective January 1, 2007. The adoption of EITF No. 06-5 has not had a material impact on the Company’s financial condition or results of operations.

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

     The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At June 30, 2007, we had total assets of $5.9 billion and employed on a full-time equivalent basis 1,311 persons in Mississippi, 575 persons in Louisiana, 46 persons in Florida and 12 persons in Alabama.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income (te) for the second quarter decreased $5.9 million, or 10%, from the second quarter of 2006. The primary driver of the $5.9 million decrease in net interest income (te) was a $432.7 million, or 8%, decrease in average earning assets mainly to fund a reduction in total borrowings of $13.2 million, or 6%, and a decrease in average deposits of $374.0 million, or 7%. The decrease in borrowings and deposits was generally attributable to the regional post-Katrina economy. Our net interest margin (te) was 4% in the second quarter, 10 basis points narrower than the same quarter a year ago as the increase in the average earning asset yield (44 basis points) did not offset the increase in total funding costs (54 basis points). See tables on pages 26-31 for details.

Provision for Loan Losses

          The amount of the allowance for loan losses equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect the currently perceived risks of loss associated with our loan portfolio. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses and is of the opinion that the allowance at June 30, 2007 is adequate.

        Annualized net charge-offs, as a percent of average loans, were 0.18% for the second quarter of 2007, compared to 0.40% in the second quarter of 2006.

        The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances (amounts in thousands).

	At and for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Annualized net charge-offs to average loans	0.18%	0.40%	0.18%	0.20%

Annualized provision (recovery) for loan losses to average loans	0.15%	0.00%	0.15%	(0.05%	)

Average allowance for loan losses to average loans	1.38%	2.46%	1.40%	2.48%

Gross charge-offs	$3,521	$4,742	$6,597	$8,664

Gross recoveries	$1,993	$1,741	$3,603	$5,771

Non-accrual loans	$7,544	$7,237	$7,544	$7,237

Accruing loans 90 days or more past due	$2,558	$6,681	$2,558	$6,681

        Accruing loans 90 days or more past due decreased $4.1 million from June 30, 2006. Since December 31, 2005, accruing loans 90 days or more past due, net of deferrals, have decreased $23.0 million to $2.6 million at June 30, 2007. This decrease is related to improved ability of certain borrowers to meet their regular payments after Hurricane Katrina.

Noninterest Income

        Noninterest income for the second quarter was up $4.3 million, or 16%, compared to the same quarter a year ago. The primary factors impacting the higher levels of non-interest income as compared to the same quarter a year ago, were higher levels of service charge fees (up $1.2 million, or 14%) and trust fees (up $0.7 million, or 21%).

        The components of noninterest income for the three and six months ended June 30, 2007 and 2006 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

	(In thousands)
Service charges on deposit accounts	$10,471	$9,223	$19,662	$17,107
Trust fees	4,124	3,409	7,816	6,487
Credit card merchant discount fees	2,171	1,863	3,949	3,571
Income from insurance operations	5,033	4,596	9,402	9,755
Investment and annuity fees	2,018	1,591	3,995	2,855
ATM fees	1,358	1,273	2,682	2,567
Secondary mortgage market operations	1,116	749	2,027	1,566
Other income	3,902	3,238	6,548	6,924

Total other noninterest income	30,193	25,942	56,081	50,832
Securities transactions gains, net	34	—	40	118

Total noninterest income	$30,227	$25,942	$56,121	$50,950

Noninterest Expense

     Operating expenses for the second quarter were $0.7 million, or 1%, higher compared to the same quarter a year ago. The increase from the same quarter a year ago was reflected in higher levels of other expense (up $1.4 million) and occupancy expense (up $1.0 million), with lower personnel expense (down $1.6 million).

     The following table presents the components of noninterest expense for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

	(dollars in thousands)
Employee compensation	$20,086	$21,553	$40,620	$42,639
Employee benefits	4,751	4,847	10,781	9,963

Total salaries and employee benefits	24,837	26,400	51,401	52,602

Equipment and data processing expense	5,198	5,395	9,938	9,983
Net occupancy expense	4,469	3,474	8,542	7,134
Postage and communications	2,688	2,569	4,947	4,945
Ad valorem and franchise taxes	827	1,163	1,648	2,161
Legal and professional services	6,077	3,710	11,039	5,923
Stationery and supplies	640	537	1,132	1,085
Amortization of intangible assets	384	507	807	1,181
Advertising	2,033	1,748	3,595	3,107
Deposit insurance and regulatory fees	253	237	509	293
Training expenses	161	147	335	312
Other real estate owned expense	126	113	(640)	(335)
Other expense	4,164	5,172	7,743	11,947

Total noninterest expense	$51,857	$51,172	$100,996	$100,338

Income Taxes

      Our effective federal income tax rate continues to be less than the statutory rate of 35% due primarily to tax-exempt interest income. For the six months ended June 30, 2007 and 2006, the effective federal income tax rate was approximately 29% and 33%, respectively. The decrease in the effective rate in 2007 is due primarily to the increase in the percentage of tax-exempt interest income as it relates to book income. The total amount of tax-exempt income earned during the first six months of 2007 was $8.4 million compared to $6.9 million for the comparable period in 2006. Tax-exempt income for six months ended June 30, 2007 consisted of $3.2 million from securities and $5.2 million from loans and leases. Tax-exempt income for the first six months of 2006 consisted of $3.4 million from securities and $3.5 million from loans and leases.

Net Income

     Net income for the second quarter of 2007 totaled $20.3 million, a decrease of $1.7 million, or 8%, from the second quarter of 2006. Diluted earnings per share for the second quarter of 2007 were $0.62, a decrease of $0.04 from the same quarter a year ago. Return on average assets for the second quarter of 2007 was 1.42% compared to 1.45% for the second quarter of 2006. Return on average common equity was 14.53% compared to 17.89% for the same quarter a year ago.

Selected Financial Data

      The following tables contain selected financial data comparing our consolidated results of operations for the three and six months ended June 30, 2007 and 2006.

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Per Common Share Data
Earnings per share:
Basic	$0.63	$0.68	$1.22	$1.36
Diluted	$0.62	$0.66	$1.20	$1.32
Cash dividends per share	$0.240	$0.220	$0.480	$0.415
Book value per share (period end)	$17.13	$15.12	$17.13	$15.12
Weighted average number of shares:
Basic	32,233	32,531	32,447	32,462
Diluted (1)	32,749	33,322	33,024	33,237
Period end number of shares	32,094	32,555	32,094	32,555
Market data:
High price	$44.37	$57.19	$54.09	$57.19
Low price	$37.50	$44.02	$37.50	$37.75
Period end closing price	$37.55	$56.00	$37.55	$56.00
Trading volume	11,614	8,737	20,195	12,528

(1)
There were 60,585 and 42,347 anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2007, respectively. There were 53,359 and 89,894 anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2006, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

	(In thousands, except percentages)
Performance Ratios
Return on average assets	1.42%	1.45%	1.37%	1.47%
Return on average common equity	14.53%	17.89%	14.15%	18.11%
Earning asset yield (Tax Equivalent (“TE”))	6.76%	6.32%	6.70%	6.25%
Total cost of funds	2.59%	2.05%	2.59%	1.96%
Net interest margin (TE)	4.17%	4.27%	4.10%	4.28%
Common equity (period end) as a percent of total assets (period end)	9.36%	8.00%	9.36%	8.00%
Leverage ratio (period end)	9.01%	7.59%	9.01%	7.59%
FTE Headcount	1,944	1,777	1,944	1,777

Asset Quality Information
Non-accrual loans	$7,544	$7,237	$7,544	$7,237
Foreclosed assets	$1,146	$1,606	$1,146	$1,606
Total non-performing assets	$8,690	$8,843	$8,690	$8,843
Non-performing assets as a percent of loans and foreclosed assets	0.25%	0.29%	0.25%	0.29%
Accruing loans 90 days past due	$2,558	$6,681	$2,558	$6,681
Accruing loans 90 days past due as a percent of loans	0.07%	0.22%	0.07%	0.22%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	0.33%	0.51%	0.33%	0.51%
Net charge-offs	$1,528	$3,001	$2,994	$2,893
Net charge-offs as a percent of average loans	0.18%	0.40%	0.18%	0.20%
Allowance for loan losses	$46,227	$70,960	$46,227	$70,960
Allowance for loan losses as a percent of period end loans	1.35%	2.35%	1.35%	2.35%

Allowance for loan losses to NPAs + accruing loans 90 days past due	410.98%	457.10%	410.98%	457.10%
Provision for (reversal of) loan losses	$1,238	$0	$2,449	($ 705)

Average Balance Sheet
Total loans	$3,371,540	$2,994,191	$3,332,285	$2,982,391
Securities	1,733,850	2,273,012	1,781,937	2,213,317
Short-term investments	67,520	338,443	149,085	337,221

Earning assets	5,172,910	5,605,646	5,263,307	5,532,929
Allowance for loan losses	(46,511)	(73,706)	(46,607)	(74,066)
Other assets	607,905	570,497	602,954	584,444

Total assets	$5,734,304	$6,102,437	$5,819,654	$6,043,307

Noninterest bearing deposits	$950,600	$1,177,756	$967,194	$1,189,407
Interest bearing transaction deposits	1,461,091	1,696,598	1,476,661	1,705,506
Interest bearing public fund deposits	775,431	837,751	797,916	775,418
Time deposits	1,655,322	1,504,343	1,676,651	1,455,925

Total interest bearing deposits	3,891,844	4,038,692	3,951,228	3,936,849

Total deposits	4,842,444	5,216,448	4,918,422	5,126,256
Other borrowed funds	197,206	210,388	201,448	248,849
Other liabilities	133,821	182,452	136,285	178,244
Stockholders’ equity	560,833	493,149	563,499	489,958

Total liabilities & stockholders’ equity	$5,734,304	$6,102,437	$5,819,654	$6,043,307

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

	(dollar amounts in thousands)
Period end Balance Sheet
Commercial/real estate loans	$2,044,170	$1,727,236	$2,044,170	$1,727,236
Mortgage loans	420,342	405,416	420,342	405,416
Direct consumer loans	481,565	463,313	481,565	463,313
Indirect consumer loans	364,375	348,342	364,375	348,342
Finance company loans	105,700	75,053	105,700	75,053

Total loans	3,416,152	3,019,360	3,416,152	3,019,360
Loans held for sale	25,198	24,704	25,198	24,704
Securities	1,617,204	2,133,792	1,617,204	2,133,792
Short-term investments	196,944	414,062	196,944	414,062

Earning assets	5,255,498	5,591,918	5,255,498	5,591,918
Allowance for loan losses	(46,227)	(70,960)	(46,227)	(70,960)
Other assets	665,535	634,233	665,535	634,233

Total assets	$5,874,806	$6,155,191	$5,874,806	$6,155,191

Noninterest bearing deposits	$938,638	$1,206,235	$938,638	$1,206,235
Interest bearing transaction deposits	1,412,124	1,640,552	1,412,124	1,640,552
Interest bearing public funds deposits	891,803	853,566	891,803	853,566
Time deposits	1,735,105	1,546,974	1,735,105	1,546,974

Total interest bearing deposits	4,039,032	4,041,092	4,039,032	4,041,092

Total deposits	4,977,670	5,247,327	4,977,670	5,247,327
Other borrowed funds	203,935	227,793	203,935	227,793
Other liabilities	143,503	187,812	143,503	187,812
Stockholders’ equity	549,698	492,260	549,698	492,260

Total liabilities & stockholders’ equity	$5,874,806	$6,155,192	$5,874,806	$6,155,192

Net Charge-Off Information
Net charge-offs (recoveries):
Commercial/real estate loans	($ 63)	$620	$105	($ 1,149)
Mortgage loans	(22)	28	1	209
Direct consumer loans	617	1,681	972	2,260
Indirect consumer loans	471	391	902	1,044
Finance company loans	525	281	1,014	529

Total net charge-offs	$1,528	$3,001	$2,994	$2,893

Net charge-offs to average loans:
Commercial/real estate loans	-0.01%	0.15%	0.01%	-0.14%
Mortgage loans	-0.02%	0.03%	0.00%	0.10%
Direct consumer loans	0.51%	1.45%	0.40%	0.98%
Indirect consumer loans	0.52%	0.45%	0.51%	0.60%
Finance company loans	2.08%	1.58%	2.11%	1.57%

Total net charge-offs to average net loans	0.18%	0.40%	0.18%	0.20%

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Average Balance Sheet Composition	(In thousands, except percentages)
Percentage of earning assets/funding sources:
Loans	65.18%	53.41%	63.31%	53.91%
Securities	33.52%	40.55%	33.86%	40.00%
Short-term investments	1.30%	6.04%	2.83%	6.09%

Earning assets	100.00%	100.00%	100.00%	100.00%

Non-interest bearing deposits	18.37%	21.01%	18.37%	21.50%
Interest bearing transaction deposits	28.25%	30.27%	28.06%	30.82%
Interest bearing public funds deposits	14.99%	14.94%	15.16%	14.01%
Time deposits	32.00%	26.84%	31.86%	26.31%

Total deposits	93.61%	93.06%	93.45%	92.64%
Other borrowed funds	3.81%	3.75%	3.83%	4.50%
Other net interest-free funding sources	2.58%	3.19%	2.72%	2.86%

Total funding sources	100.00%	100.00%	100.00%	100.00%

Loan mix:
Commercial/real estate loans	59.01%	56.76%	58.84%	56.58%
Mortgage loans	12.85%	13.71%	12.90%	13.76%
Direct consumer loans	14.45%	15.50%	14.59%	15.65%
Indirect consumer loans	10.69%	11.64%	10.77%	11.73
Finance company loans	3.00%	2.39%	2.90%	2.28%

Total loans	100.00%	100.00%	100.00%	100.00%

Average dollars
Loans	$3,371,540	$2,994,191	$3,332,285	$2,982,391
Securities	1,733,850	2,273,012	1,781,937	2,213,317
Short-term investments	67,520	338,443	149,085	337,221

Earning assets	$5,172,910	$5,605,646	$5,263,307	$5,532,929

Noninterest bearing deposits	$950,600	$1,177,756	$967,194	$1,189,407
Interest bearing transaction deposits	1,461,091	1,696,598	1,476,661	1,705,506
Interest bearing public funds deposits	775,431	837,751	797,916	775,418
Time deposits	1,655,322	1,504,343	1,676,651	1,455,925

Total deposits	4,842,444	5,216,448	4,918,422	5,126,256
Other borrowed funds	197,206	210,388	201,448	248,849
Other net interest-free funding sources	133,260	178,810	143,437	157,824

Total funding sources	$5,172,910	$5,605,646	$5,263,307	$5,532,929

Loans:
Commercial/real estate loans	$1,989,420	$1,699,768	$1,960,853	$1,687,306
Mortgage loans	433,310	410,522	429,726	410,274
Direct consumer loans	487,267	463,977	486,239	466,888
Indirect consumer loans	360,451	348,463	358,739	349,926
Finance company loans	101,092	71,461	96,728	67,997

Total average loans	$3,371,540	$2,994,191	$3,332,285	$2,982,391

The following tables detail the components of our net interest spread and net interest margin.

	Three Months Ended June 30,			Three Months Ended June 30,

	2007			2006

(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$36,689	$1,989,420	7.40%	$30,613	$1,699,768	7.22%
Mortgage loans	6,677	433,310	6.16%	5,980	410,522	5.83%
Consumer loans	20,978	948,810	8.87%	18,356	883,901	8.33%
Loan fees & late charges	291	—	0.00%	2,476	—	0.00%

Total loans (TE)	64,635	3,371,540	7.69%	57,425	2,994,191	7.69%

US treasury securities	414	34,141	4.87%	454	42,028	4.33%
US agency securities	10,988	866,748	5.07%	15,954	1,346,963	4.74%
CMOs	948	93,145	4.07%	1,626	164,825	3.95%
Mortgage backed securities	5,847	469,500	4.98%	5,643	484,002	4.66%
Municipals (TE)	2,653	196,860	5.39%	2,680	158,553	6.76%
Other securities	932	73,456	5.08%	944	76,641	4.93%

Total securities (TE)	21,782	1,733,850	5.03%	27,301	2,273,012	4.80%

Total short-term investments	788	67,520	4.68%	3,656	338,443	4.33%

Average earning assets yield (TE)	$87,205	$5,172,910	6.76%	$88,382	$5,605,646	6.32%

Interest-bearing liabilities
Interest-bearing transaction deposits	$4,866	$1,461,091	1.38%	$3,780	$1,696,598	0.89%
Time deposits	18,364	1,655,322	4.58%	14,354	1,504,343	3.85%
Public Funds	8,327	775,431	4.44%	8,657	837,751	4.15%

Total interest bearing deposits	31,557	3,891,844	3.35%	26,791	$4,038,692	2.67%

Total borrowings	1,837	197,206	1.80%	1,845	210,388	3.33%

Total interest bearing liability cost	$33,394	$4,089,050	3.28%	$28,636	$4,249,080	2.70%

Noninterest-bearing deposits		950,600			1,177,756
Other net interest-free funding sources		133,260			178,810

Total cost of funds	$33,394	$5,172,910	2.59%	$28,636	$5,605,646	2.05%

Net interest spread (TE)	$53,811		3.48%	$59,746		3.62%

Net interest margin (TE)	$53,811	$5,172,910	4.17%	$59,746	$5,605,646	4.27%

	Six Months Ended June 30,			Six Months Ended June 30,

	2007			2006

(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$71,920	$1,960,853	7.39%	$59,250	$1,687,306	7.08%
Mortgage loans	13,186	429,726	6.14%	11,877	410,274	5.79%
Consumer loans	41,175	941,706	8.82%	35,829	884,811	8.17%
Loan fees & late charges	734	—	0.00%	4,796	—	0.00%

Total loans (TE)	127,015	3,332,285	7.68%	111,752	2,982,391	7.55%

US treasury securities	1,151	47,238	4.91%	1,081	51,007	4.27%
US agency securities	22,743	903,428	5.03%	29,740	1,271,059	4.68%
CMOs	2,052	100,525	4.08%	3,435	174,497	3.94%
Mortgage backed securities	11,330	457,033	4.96%	11,162	480,913	4.64%
Municipals (TE)	5,514	197,832	5.57%	5,409	160,851	6.73%
Other securities	1,854	75,881	4.89%	1,817	74,990	4.84%

Total securities (TE)	44,644	1,781,937	5.01%	52,644	2,213,317	4.76%

Total short-term investments	3,671	149,085	4.97%	7,556	337,221	4.52%

Average earning assets yield (TE)	$175,330	$5,263,307	6.70%	$171,952	$5,532,929	6.25%

Interest-bearing liabilities
Interest-bearing transaction deposits	$9,632	$1,476,661	1.33%	$7,046	$1,705,506	0.83%
Time deposits	37,386	1,676,651	4.56%	27,359	1,455,925	3.80%
Public Funds	17,355	797,916	4.45%	15,407	775,418	4.01%

Total interest bearing deposits	64,373	3,951,228	3.33%	49,812	3,936,849	2.56%

Total borrowings	3,329	201,448	2.38%	4,096	248,849	3.24%

Total interest bearing liability cost	$67,702	$4,152,676	3.29%	$53,908	$4,185,698	2.60%

Noninterest-bearing deposits		967,194			1,189,407
Other net interest-free funding sources		143,437			157,824

Total cost of funds	$67,702	$5,263,307	2.59%	$53,908	$5,532,929	1.96%

Net interest spread (TE)	$107,628		3.41%	$118,044		3.65%

Net interest margin (TE)	$107,628	$5,263,307	4.10%	$118,044	$5,532,929	4.28%

LIQUIDITY

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

         The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $359.8 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $100 million.

         During the six months ended June 30, 2007, our subsidiary, Magna Insurance Company, sold thirty securities out of their portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These securities had a gross loss of $37,164.

         The following liquidity ratios at June 30, 2007 and December 31, 2006 compare certain assets and liabilities to total deposits or total assets:

	June 30, 2007	December 31, 2006

Total securities to total deposits	32.45%	37.84%

Total loans (net of unearned income) to total deposits	68.63%	64.59%

Interest-earning assets to total assets	89.43%	90.41%

Interest-bearing deposits to total deposits	81.14%	78.98%

CONTRACTUAL OBLIGATIONS

     Payments due from us under specified long-term and certain other binding contractual obligations were scheduled in our annual report on Form 10-K for the year ended December 31, 2006. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. There have been no material changes since year end.

CAPITAL RESOURCES We continue to maintain an adequate capital position. The ratios as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006

Common equity (period-end) as a percent of total assets (period-end)	9.36%	9.36%

Regulatory ratios:

Total capital to risk-weighted assets(1)	12.69%	13.60%

Tier 1 capital to risk-weighted assets (2)	11.64%	12.46%

Leverage capital to average total assets(3)	9.01%	8.63%

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

     At June 30, 2007, we had $1.3 billion in unused loan commitments outstanding, of which approximately $468.4 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

     Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan.  At June 30, 2007, we had $86.0 million in letters of credit issued and outstanding.

     The following table shows the commitments to extend credit and letters of credit at June 30, 2007 according to expiration date.

	Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands)
Commitments to extend credit	$1,288,986	$964,219	$41,419	$47,038	$236,310
Letters of credit	85,989	21,864	53,273	10,852	—

Total	$1,374,975	$986,083	$94,692	$57,890	$236,310

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

New Accounting Pronouncements

See Note 14 to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our net income is dependent, in part, on our net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. Interest rate risk sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. In an attempt to manage our exposure to changes in interest rates, management monitors interest rate risk and administers an interest rate risk management policy designed to produce a relatively stable net interest margin in periods of interest rate fluctuations.

         Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of June 30, 2007, the effective duration of the securities portfolio was 2.50 years. A rate increase of 100 basis points would move the effective duration to 2.65 years, while a reduction in rates of 100 basis points would result in an effective duration of 1.19 years.

    In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at June 30, 2007 indicate that we are asset sensitive to some extent as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk

Change in interest rate (basis point)	Estimated increase (decrease) in net interest income

-100	-2.61%
Stable	0.00%
+100	1.52%

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

         Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the six month period ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

     There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

     The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities.

	(a)		(b)	(c)	(d)
	Total number of shares or units purchased		Average Price Paid per Share	Total number of shares purchased as a part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under Plans or Programs

Apr. 1, 2007 - Apr. 30, 2007	189,020	(2)	$39.49	189,020	1,128,358
May 1, 2007 - May 31, 2007	244,000	(3)	$39.34	244,000	884,358
Jun. 1, 2007 - Jun. 30, 2007	—	(4)	—	—	884,358

Total as of Jun. 30, 2007	433,020		$39.41	433,020

(1)	The Company publicly announced its stock buy-back program on July 18, 2000.

(2)	189,020 shares were purchased on the open market during April in order to satisfy obligations pursuant to the Company’s long-term incentive plan that was established in 1996.

(3)	244,000 shares were purchased on the open market during May in order to satisfy obligations pursuant to the Company’s long-term incentive plan that was established in 1996.

(4)	0 shares were purchased on the open market during June in order to satisfy obligations pursuant to the Company’s long-term incentive plan that was established in 1996.
36

Item 4. Submission of Matters to a Vote of Security Holders. None Item 6. Exhibits. (a) Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
37

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ Carl J. Chaney

Carl J. Chaney
Chief Executive Officer

/s/ John M. Hairston

John M. Hairston
Chief Executive Officer

/s/ Michael M. Achary

Michael M. Achary
Chief Financial Officer

Date:	August 8, 2007
38

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.