Form 10-Q
period 2007-09-30
HANCOCK HOLDING CO
filed 2007-11-07
CIK 750577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

31,608,403 common shares were outstanding as of October 31, 2007 for financial statement purposes.

Hancock Holding Company Index

Part I. Financial Information Item 1. Financial Statements Hancock Holding Company and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2007 (unaudited)	December 31, 2006

ASSETS
Cash and due from banks (non-interest bearing)	$155,524	$190,114
Interest-bearing time deposits with other banks	11,898	10,197
Federal funds sold	87,278	212,242
Trading securities	1,634	—
Securities available for sale, at fair value (amortized cost of $1,690,428 and $1,916,944)	1,680,216	1,903,658
Loans held for sale	17,698	16,946
Loans	3,530,139	3,267,058
Less: allowance for loan losses	(45,901)	(46,772)
unearned income	(16,846)	(17,420)

Loans, net	3,467,392	3,202,866
Property and equipment, net of accumulated depreciation of $93,293 and $85,397	192,719	143,462
Other real estate, net	1,183	568
Accrued interest receivable	33,247	32,984
Goodwill, net	62,277	62,277
Other intangible assets, net	8,827	10,355
Life insurance contracts	114,640	110,751
Reinsurance receivables	33,338	38,042
Deferred tax asset, net	17,419	16,544
Other assets	20,763	13,559

Total assets	$5,906,053	$5,964,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$891,842	$1,057,358
Interest-bearing savings, NOW, money market and time	4,107,707	3,973,633

Total deposits	4,999,549	5,030,991
Federal funds purchased	—	3,800
Securities sold under agreements to repurchase	206,963	218,591
Long-term notes	251	258
Policy reserves and liabilities	76,876	93,669
Other liabilities	64,439	58,846

Total liabilities	5,348,078	5,406,155
Stockholders’ Equity
Common Stock-$3.33 par value per share; 350,000,000 shares authorized, 31,785,742 and 32,666,052 issued and outstanding, respectively	105,847	108,778
Capital surplus	104,792	139,099
Retained earnings	368,450	334,546
Accumulated other comprehensive loss, net	(21,114)	(24,013)

Total stockholders’ equity	557,975	558,410

Total liabilities and stockholders’ equity	$5,906,053	$5,964,565

See notes to unaudited condensed consolidated financial statements.
1

Hancock Holding Company and Subsidiaries Condensed Consolidated Statements of Income (Unaudited) (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Interest income:
Loans, including fees	$65,911	$60,034	$189,965	$169,633
Securities - taxable	18,822	26,422	58,546	73,909
Securities - tax exempt	1,538	1,649	4,736	5,000
Federal funds sold	1,376	1,117	4,964	8,618
Other investments	14	11	96	66

Total interest income	87,661	89,233	258,307	257,226

Interest expense:
Deposits	34,729	28,936	99,452	78,845
Federal funds purchased and securities sold under agreements to repurchase	1,866	3,115	5,550	6,368
Long-term notes and other interest expense	27	87	39	931
Capitalized interest	(155)	(150)	(872)	(247)

Total interest expense	36,467	31,988	104,169	85,897

Net interest income	51,194	57,245	154,138	171,329
Provision for (reversal of) loan losses, net	1,554	(20,000)	4,002	(20,705)

Net interest income after provision for (reversal of) loan losses	49,640	77,245	150,136	192,034

Noninterest income:
Service charges on deposit accounts	11,085	9,719	30,747	26,826
Other service charges, commissions and fees	13,860	11,881	41,705	37,118
Securities gains, net	34	110	74	228
Other income	5,540	4,027	14,114	12,515

Total noninterest income	30,519	25,737	86,640	76,687

Noninterest expense:
Salaries and employee benefits	28,531	27,059	79,932	79,661
Net occupancy expense	4,731	2,882	13,273	10,015
Equipment rentals, depreciation and maintenance	2,814	2,647	7,855	8,131
Amortization of intangibles	412	445	1,219	1,626
Other expense	18,708	17,304	53,913	51,241

Total noninterest expense	55,196	50,337	156,192	150,674

Net income before income taxes	24,963	52,645	80,584	118,047
Income tax expense	7,224	16,614	23,292	38,006

Net income	$17,739	$36,031	$57,292	$80,041

Basic earnings per share	$0.55	$1.11	$1.77	$2.46

Diluted earnings per share	$0.55	$1.08	$1.74	$2.41

Dividends paid per share	$0.240	$0.240	$0.720	$0.655

Weighted avg. shares outstanding-basic	32,005	32,566	32,299	32,500

Weighted avg. shares outstanding-diluted	32,492	33,333	32,847	33,274

See notes to unaudited condensed consolidated financial statements.
2

Hancock Holding Company and Subsidiaries Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (In thousands, except share and per share data)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned Compensation	Total
	Common Stock
	Shares	Amount

Balance, January 1, 2006	32,301,123	$107,563	$129,222	$262,055	$(22,066)	$(2,343)	$474,431
Comprehensive income
Net income per consolidated statements of income	—	—	—	80,041	—	—	80,041
Net change in fair value of securities available for sale, net of tax	—	—	—	—	(1,651)	—	(1,651)

Comprehensive income							78,390
Cash dividends paid ($0.655 per common share)	—	—	—	(21,429)	—	—	(21,429)
Common stock issued, long-term incentive plan including income tax benefit of $233	322,218	1,073	8,044	—	—	—	9,117
Compensation expense, long-term incentive plan	—	—	2,977	—	—	—	2,977
SFAS No. 123(R) reclass of unearned compensation	—	—	(2,343)	—	—	2,343	—
Repurchase/retirement of common stock	(39,393)	(131)	(4,238)	—	—	—	(4,369)

Balance, September 30, 2006	32,583,948	$108,505	$133,662	$320,667	$(23,717)	$—	$539,117

Balance, January 1, 2007	32,666,052	$108,778	$139,099	$334,546	$(24,013)	$—	$558,410
Comprehensive income
Net income per consolidated statements of income	—	—	—	57,292	—	—	57,292
Recognized pension and other employee benefit plan costs	—	—	—	—	626	—	626
Net change in fair value of securities available for sale, net of tax	—	—	—	—	2,273	—	2,273

Comprehensive income							60,191
Cash dividends paid ($0.720 per common share)	—	—	—	(23,388)	—	—	(23,388)
Common stock issued, long-term incentive plan, including income tax benefit of $169	123,629	412	1,048	—	—	—	1,460
Compensation expense, long-term incentive plan	—	—	1,664	—	—	—	1,664
Repurchase/retirement of common stock	(1,003,939)	(3,343)	(37,019)	—	—	—	(40,362)

Balance, September 30, 2007	31,785,742	$105,847	$104,792	$368,450	$(21,114)	$—	$557,975

See notes to unaudited condensed consolidated financial statements.
3

Hancock Holding Company and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,292	$80,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,484	7,042
Provision for (reversal of) loan losses, net	4,002	(20,705)
Provision for (gains) losses on other real estate owned, net	(2)	170
Gain on sales of ORE	(725)	(22)
Deferred tax expense (benefit)	(2,334)	9,332
Increase in cash surrender value of life insurance contracts	(3,889)	(2,869)
Gain on sales/paydowns of securities available for sale, net	(57)	(228)
Loss on disposal of other assets	62	2
Gain on sale of loans held for sale	(508)	(512)
Loss on trading securities	137	—
Accretion of securities premium/discount, net	(2,025)	(9,050)
Amortization of mortgage servicing rights	264	422
Amortization of intangible assets	1,219	1,626
Stock-based compensation expense	1,664	2,977
Increase in accrued interest receivable	(263)	(4,421)
Increase (decrease) in accrued expenses	227	(19,024)
Decrease in other liabilities	(721)	(680)
Increase in interest payable	143	1,114
Decrease in policy reserves and liabilities	(16,793)	(9,081)
Decrease in reinsurance receivable	4,704	8,831
Increase in other assets	(4,000)	(2,718)
Proceeds from sale of loans held for sale	200,595	175,431
Originations of loans held for sale	(200,839)	(169,398)
(Purchase of) Proceeds from sale of trading securities, net	(10)	—
Excess tax benefit from share based payments	(169)	(233)
Other, net	336	(571)

Net cash provided by operating activities	47,794	47,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing time deposits	(1,701)	(1,121)
Proceeds from sales of securities available for sale	8,985	10,654
Proceeds from maturities of securities available for sale	978,181	624,509
Purchases of securities available for sale	(759,068)	(971,672)
Net decrease in federal funds sold	124,964	336,444
Net increase in loans	(269,876)	(164,260)
Purchases of property and equipment	(56,217)	(52,242)
Proceeds from sales of property and equipment	55	250
Premiums paid on life insurance contracts	—	(20,000)
Proceeds from sales of other real estate	1,460	2,086

Net cash provided by (used in) investing activities	26,783	(235,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(31,442)	10,744
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(15,428)	173,721
Repayments of long-term notes	(7)	(50,002)
Dividends paid	(23,388)	(21,429)
Proceeds from exercise of stock options	1,291	8,884
Repurchase/retirement of common stock	(40,362)	(4,136)
Excess tax benefit from stock option exercises	169	233

Net cash (used in) provided by financing activities	(109,167)	118,015

NET DECREASE IN CASH AND DUE FROM BANKS	(34,590)	(69,861)
CASH AND DUE FROM BANKS, BEGINNING	190,114	271,104

CASH AND DUE FROM BANKS, ENDING	$155,524	$201,243

SUPPLEMENTAL INFORMATION:
Income taxes paid	$23,478	$48,491
Interest paid, including capitalized interest of $872 and $247, respectively	104,026	79,174
Restricted stock issued to employees of Hancock	251	2,500
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$1,348	$1,264
Financed sale of foreclosed property	—	294

See notes to unaudited condensed consolidated financial statements.
4

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for loan losses, investments, intangible assets and goodwill, property and equipment, income taxes, insurance, employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

2. Securities

      Available for Sale Securities

        For the nine months ended September 30, 2007, a subsidiary of the Company, Magna Insurance Company, sold thirty securities out of its portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These securities had a gross loss of $37,164. The net gain on available for sale securities related sales and paydowns was $56,711.

5

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3. Loans and Allowance for Loan Losses

     Loans, net of unearned income, totaled $3.5 billion and $3.2 billion at September 30, 2007 and December 31, 2006, respectively. The Company also held $17.7 million and $16.9 million in loans held for sale at September 30, 2007 and December 31, 2006, respectively, carried at lower of cost or fair value. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

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

        The Company’s investments in impaired loans at September 30, 2007 and December 31, 2006 were $33.0 million and $26.8 million, respectively. The amount of interest that was not recognized on nonaccrual loans would not have had a material effect on earnings for the three and nine months ended September 30, 2007 and September 30, 2006.

        Nonaccrual loans and foreclosed assets, which make up total non-performing assets, amounted to approximately 0.28% and 0.13% of total loans at September 30, 2007 and December 31, 2006, respectively. Interest recognized on nonaccrual loans is immaterial to the Company’s operating results.

        The following table presents, for the periods indicated, non-performing assets:

	September 30, 2007	December 31, 2006

	(In thousands)
Non-accrual loans	$8,500	$3,500
Foreclosed assets	1,374	681

Total non-performing assets	$9,874	$4,181

6

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3.  Loans and Allowance for Loan Losses (continued)

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Balance of allowance for loan losses at beginning of period	$46,227	$70,960	$46,772	$74,558
Provision for (reversal of) loan losses, net	1,554	(20,000)	4,002	(20,705)
Loans charged-off:
Commercial, real estate and mortgage	602	1,525	2,083	3,209
Direct and indirect consumer	921	1,113	3,315	4,551
Finance company	917	555	2,198	1,414
Demand deposit accounts	1,170	3,165	2,611	5,848

Total charge-offs	3,610	6,358	10,207	15,022

Recoveries of loans previously charged-off:
Commercial, real estate and mortgage	659	636	2,034	3,261
Direct and indirect consumer	422	423	1,351	1,468
Finance company	158	133	425	463
Demand deposit accounts	491	2,558	1,524	4,329

Total recoveries	1,730	3,750	5,334	9,521

Net charge-offs	1,880	2,608	4,873	5,501

Balance of allowance for loan losses at end of period	$45,901	$48,352	$45,901	$48,352

The following table presents the makeup of allowance for loan losses by:

	September 30, 2007	December 31, 2006

	(In thousands)
Balance of allowance for loan losses
Non-impaired	$38,060	$38,986
Impaired	7,841	7,786

Total allowance for loan losses	$45,901	$46,772

As of September 30, 2007 and December 31, 2006, the Company had $18.9 million and $17.2 million, respectively, in loans carried at fair value.
7

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3.  Loans and Allowance for Loan Losses (continued)

    The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Ratios :
Net charge-offs to average net loans (annualized)	0.21%	0.34%	0.19%	0.24%
Net charge-offs to period-end net loans (annualized)	0.21%	0.33%	0.18%	0.23%
Allowance for loan losses to average net loans	1.32%	1.57%	1.36%	1.60%
Allowance for loan losses to period-end net loans	1.31%	1.55%	1.31%	1.55%
Net charge-offs to loan loss allowance	4.10%	5.39%	10.62%	11.37%
8

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4. Goodwill and Other Intangible Assets

     Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangibles (“SFAS 142”), the Company tests its goodwill for impairment annually. No impairment charges were recognized as of September 30, 2007. The carrying amount of goodwill was $62.3 million as of September 30, 2007 and December 31, 2006.

     The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated (in thousands):

	As of September 30, 2007			As of December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Amortizable intangible assets:

Core deposit intangibles	$14,137	$8,197	$5,940	$14,137	$7,290	$6,847

Value of insurance business acquired	3,767	1,701	2,066	3,767	1,459	2,308

Non-compete agreements	368	234	134	368	179	189

Trade name	100	45	55	100	30	70

Total	$18,372	$10,177	$8,195	$18,372	$8,958	$9,414

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Aggregate amortization expense for:

Core deposit intangibles	$302	$341	$907	$1,024

Value of insurance businesses acquired	87	79	242	496

Non-compete agreements	18	—	55	81

Trade name	5	25	15	25

Total	$412	$445	$1,219	$1,626

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4.  Goodwill and Other Intangible Assets (continued)

     The remaining amortization expense for the core deposit intangibles in 2007 is estimated to be approximately $303,000. The amortization expense for core deposit intangibles is estimated to be approximately $1.114 million in 2008, $1.114 million in 2009, $1.114 million in 2010, $0.909 million in 2011 and the remainder of $1.386 million thereafter. The amortization of the value of business acquired, non-compete agreements and trade name are expected to approximate $110,000 for the remainder of 2007, $404,000 in 2008, $370,000 in 2009, $311,000 in 2010, $268,000 in 2011 and the remainder of $792,000 thereafter. The weighted-average amortization period used for intangibles is 10 years.

5.  Mortgage Banking (including Mortgage Servicing Rights)

     The Company adopted SFAS 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”) on January 1, 2007 without material impact. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. Under SFAS No. 156, the Company decided to continue to use the amortization method instead of adopting the fair value measurement method. Management has determined that it has one class of servicing rights – mortgage servicing rights – which are based on the type of loan. The following are the risk characteristics of the underlying financial assets used to stratify servicing assets for purposes of measuring impairment: interest rate, type of product (fixed versus variable), duration and asset quality. The fair values of the mortgage servicing rights were $1.8 million and $2.2 million as of September 30, 2007 and December 31, 2006, respectively. The fair value was based upon Bloomberg prepayment speeds for the performing portion of the portfolio and actual prepayment speeds for the watch list portion of the portfolio. The following table shows the amounts (in thousands) of contractually specified fees for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Servicing fees	$152	$177	$478	$586
Late fees	18	14	51	28
Ancillary fees	4	—	15	14

Total	$174	$191	$544	$628

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

5.  Mortgage Banking (including Mortgage Servicing Rights) (continued)

         The gross carrying amount of mortgage servicing rights is equal to the net carrying amount. There were no valuation allowances on the mortgage servicing rights portfolio as of September 30, 2007 or December 31, 2006.

        The changes in the carrying amounts of mortgage servicing rights as of September 30, 2007 and as of December 31, 2006 are as follows (in thousands):

Net Carrying Amount

Balance as of December 31, 2005	$1,576
Additions	21
Disposals	(107)
Amortization	(549)

Balance as of December 31, 2006	941
Additions	7
Disposals	(52)
Amortization	(264)

Balance as of September 30, 2007	$632

           Amortization of servicing rights is estimated to be approximately $82,000 for the remainder of 2007, $221,000 in 2008, $154,000 in 2009, $100,000 in 2010, $53,000 in 2011, and the remainder of $22,000 thereafter.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

6. Earnings Per Share

     Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income - used in computation of earnings per share	$17,739	$36,031	$57,292	$80,041

Weighted average number of shares outstanding - used in computation of basic earnings per share	32,005	32,566	32,299	32,500

Effect of dilutive securities Stock options and restricted stock awards	487	767	548	774

Weighted average number of shares outstanding plus effect of dilutive securities - used in computation of diluted earnings per share	32,492	33,333	32,847	33,274

There were 0 and 49,852 anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2007, respectively. There were 31,925 and 67,911 anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2006, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

7. Stock-Based Payment Arrangements

Stock Option Plans

     At September 30, 2007, the Company had two stock option plans. The 1996 Hancock Holding Company Long-Term Incentive Plan (the “1996 Plan”) that was approved by the Company’s shareholders in 1996 was designed to provide annual incentive stock awards. Awards as defined in the 1996 Plan include, with limitations, stock options (including restricted stock options), restricted and performance shares, and performance stock awards, all on a stand-alone, combination or tandem basis. A total of fifteen million (15,000,000) common shares can be granted under the 1996 Plan with an annual grant maximum of two percent (2%) of the Company’s outstanding common stock as reported for the fiscal year ending immediately prior to such plan year. Grants of restricted stock awards are limited to one-third of the grant totals.

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

	Nine Months Ended September 30,
	2007	2006

Expected volatility	30.89%	29.87%
Expected dividends	2.52%	1.61% - 1.96%
Expected term (in years)	9	5 - 8
Risk-free rates	5.10%	4.30% - 4.54%
13

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

7. Stock-Based Payment Arrangements (continued)

   A summary of option activity under the plans for the nine months ended September 30, 2007, and changes during the nine months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2007	1,511,261	$27.04	6.6
Granted	2,535	$38.11	9.7
Exercised	(144,297)	$15.45	3.7	$4,013,774
Forfeited or expired	(13,639)	$37.57	7.4

Outstanding at September 30, 2007	1,355,860	$28.01	6.1	$16,261,500

Exercisable at September 30, 2007	1,095,285	$24.99	5.6	$16,632,731

Share options expected to vest	227,681	$41.50	8.4	N/A

   The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $4.0 million and $8.2 million, respectively.

     A summary of the status of the Company’s nonvested shares as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)

Nonvested at January 1, 2007	522,570	$22.83
Granted	8,953	$33.28
Vested	(70,560)	$18.44
Forfeited	(12,198)	$24.30

Nonvested at September 30, 2007	448,765	$23.69

        As of September 30, 2007, there was $5.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares which vested during the nine months ended September 30, 2007 and 2006 was $1.3 million and $.53 million, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Retirement Plans

     Net periodic benefits cost includes the following components for the three and nine months ended September 30, 2007 and 2006:

	Pension Benefits		Other Post-retirement Benefits

	Three Months Ended September 30,
	2007	2006	2007	2006

Service cost	$663,956	$575,934	$68,500	$78,750

Interest cost	958,450	874,760	102,000	98,500

Expected return on plan assets	(1,051,435)	(966,840)	—	—

Amortization of prior service cost	—	—	(13,250)	(13,250)

Amortization of net loss	284,636	265,527	19,550	29,000

Amortization of transition obligation	—	—	1,250	1,250

Net periodic benefit cost	$855,607	$749,381	$178,050	$194,250

	Pension Benefits		Other Post-retirement Benefits

	Nine Months Ended September 30,
	2007	2006	2007	2006

Service cost	$1,991,869	$1,727,802	$205,500	$236,250

Interest cost	2,875,350	2,624,280	306,000	295,500

Expected return on plan assets	(3,154,305)	(2,900,520)	—	—

Amortization of prior service cost	—	—	(39,750)	(39,750)

Amortization of net loss	845,734	796,581	187,701	87,000

Amortization of transition obligation	—	—	3,750	3,750

Net periodic benefit cost	$2,558,648	$2,248,143	$663,201	$582,750

     The Company anticipates that it will contribute $4.6 million to its pension plan and approximately $565,000 to its post-retirement benefits in 2007. During the first nine months of 2007, the Company contributed approximately $3.0 million to its pension plan and approximately $433,000 for post-retirement benefits.

Hancock Holding Company and Subsidiaries Notes to Condensed Consolidated Financial Statements – (Continued) (Unaudited) 9. Other Service Charges, Commission and Fees, and Other Income

Components of other service charges, commission and fees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	(In thousands)
Trust fees	$3,892	$3,174	$11,708	$9,662
Credit card merchant discount fees	2,025	1,744	5,975	5,316
Income from insurance operations	4,256	4,145	13,657	13,900
Investment and annuity fees	2,253	1,595	6,249	4,450
ATM fees	1,434	1,223	4,116	3,790

Total other service charges, commissions and fees	$13,860	$11,881	$41,705	$37,118

Components of other income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	(In thousands)
Secondary mortgage market operations	$935	$1,018	$2,962	$2,583
Income from bank owned life insurance	1,246	1,115	3,665	2,870
Outsourced check income	550	762	1,837	2,133
Other	2,809	1,132	5,650	4,929

Total other income	$5,540	$4,027	$14,114	$12,515

10. Other Expense Components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	(In thousands)
Data processing expense	$4,509	$3,632	$12,355	$8,189
Postage and communications	2,616	1,936	7,564	6,881
Ad valorem and franchise taxes	1,016	519	2,664	2,680
Legal and professional services	3,482	3,641	11,572	9,506
Stationery and supplies	483	519	1,614	1,604
Advertising	1,796	1,985	5,390	5,091
Deposit insurance and regulatory fees	257	257	766	550
Training expenses	112	106	447	418
Other fees	1,068	1,144	2,444	3,396
Annuity expense	420	1,075	1,222	3,826
Claims paid	447	560	1,345	1,564
Other expense	2,502	1,930	6,530	7,536

Total other expense	$18,708	$17,304	$53,913	$51,241

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

11. Income Taxes

     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109  (“FIN 48”), on January 1, 2007 and determined that there was no need to make an adjustment to retained earnings due to the adoption of this Interpretation. The total balance of unrecognized tax benefits at September 30, 2007, was $30,044. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

     It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. As of September 30, 2007, $3,571 in interest has been accrued on the Company’s balance sheet.

     The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2004.

12. Segment Reporting

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

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

12. Segment Reporting (continued)

     Following is selected information for the Company’s segments (in thousands):

	Three Months Ended September 30, 2007
	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$45,388	$37,917	$2,379	$237	$6,635	$(4,895)	$87,661
Interest expense	20,186	17,703	1,277	151	1,930	(4,780)	36,467

Net interest income	25,202	20,214	1,102	86	4,705	(115)	51,194
Provision for (reversal of ) loan losses	(1,043)	518	889	103	1,087	—	1,554
Noninterest income	13,804	9,754	236	14	6,721	(10)	30,519
Depreciation and amortization	2,322	873	119	19	117	—	3,450
Other noninterest expense	23,469	17,771	1,459	385	8,714	(52)	51,746

Net income (loss) before income taxes	14,258	10,806	(1,129)	(407)	1,508	(73)	24,963
Income tax expense (benefit)	4,013	2,854	(382)	(126)	865	—	7,224

Net income (loss)	$10,245	$7,952	$(747)	$(281)	$643	$(73)	$17,739

Total assets	$3,227,798	$2,594,664	$158,669	$28,111	$818,740	$(921,929)	$5,906,053

Total interest income from affiliates	$4,895	$—	$—	$—	$—	$(4,895)	$—

Total interest income from external customers	$40,493	$37,917	$2,379	$237	$6,635	$—	$87,661

Amortization & (accretion) of securities	$2	$(72)	$10	$—	$7	$—	$(53)

	Three Months Ended September 30, 2006
	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$49,909	$35,789	$2,044	$—	$5,935	$(4,444)	$89,233
Interest expense	19,515	14,434	739	—	1,628	(4,328)	31,988

Net interest income	30,394	21,355	1,305	—	4,307	(116)	57,245
Provision for (reversal of ) loan losses	(15,294)	(4,706)	—	—	—	—	(20,000)
Noninterest income	11,681	8,179	117	—	5,776	(16)	25,737
Depreciation and amortization	1,474	609	76	—	124	—	2,283
Other noninterest expense	22,984	15,404	1,429	—	8,248	(11)	48,054

Net income (loss) before income taxes	32,911	18,227	(83)	—	1,711	(121)	52,645
Income tax expense (benefit)	10,931	5,195	(96)	—	584	—	16,614

Net income (loss)	$21,980	$13,032	$13	$—	$1,127	$(121)	$36,031

Total assets	$3,655,470	$2,405,757	$139,009	$—	$780,778	$(859,349)	$6,121,665

Total interest income from affiliates	$4,262	$—	$66	$—	$116	$(4,444)	$—

Total interest income from external customers	$45,647	$35,789	$1,978	$—	$5,819	$—	$89,233

Amortization & (accretion) of securities	$(2,529)	$(284)	$13	$—	$13	$—	$(2,787)
18

Hancock Holding Company and Subsidiaries Notes to Condensed Consolidated Financial Statements – (Continued) (Unaudited) 12. Segment Reporting (continued)

	Nine Months Ended September 30, 2007
	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$135,819	$110,715	$7,228	$671	$19,056	$(15,182)	$258,307
Interest expense	59,143	50,204	3,771	177	5,711	(14,837)	104,169

Net interest income	76,676	60,511	3,457	494	13,345	(345)	154,138
Provision for (reversal of ) loan losses	(552)	1,565	566	224	2,199	—	4,002
Noninterest income	38,123	27,416	624	15	20,495	(33)	86,640
Depreciation and amortization	6,458	2,337	323	25	341	—	9,484
Other noninterest expense	66,083	51,019	4,165	788	25,016	(363)	146,708

Net income (loss) before income taxes	42,810	33,006	(973)	(528)	6,284	(15)	80,584
Income tax expense (benefit)	12,496	8,743	(469)	(172)	2,694	—	23,292

Net income (loss)	$30,314	$24,263	$(504)	$(356)	$3,590	$(15)	$57,292

Total assets	$3,227,798	$2,594,664	$158,669	$28,111	$818,740	$(921,929)	$5,906,053

Total interest income from affiliates	$15,133	$—	$—	$49	$—	$(15,182)	$—

Total interest income from external customers	$120,686	$110,715	$7,228	$622	$19,056	$—	$258,307

Amortization & (accretion) of securities	$(1,046)	$(1,040)	$32	$—	$29	$—	$(2,025)

	Nine Months Ended September 30, 2006
	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$144,840	$100,812	$5,633	$—	$15,611	$(9,670)	$257,226
Interest expense	51,682	37,521	1,777	—	4,273	(9,356)	85,897

Net interest income	93,158	63,291	3,856	—	11,338	(314)	171,329
Provision for (reversal of ) loan losses	(16,705)	(4,188)	43	—	145	—	(20,705)
Noninterest income	33,931	23,551	337	—	18,961	(93)	76,687
Depreciation and amortization	4,600	1,866	225	—	351	—	7,042
Other noninterest expense	68,118	47,005	3,741	—	24,801	(33)	143,632

Net income (loss) before income taxes	71,076	42,159	184	—	5,002	(374)	118,047
Income tax expense (benefit)	23,751	12,415	(17)	—	1,857	—	38,006

Net income (loss)	$47,325	$29,744	$201	$—	$3,145	$(374)	$80,041

Total assets	$3,655,470	$2,405,757	$139,009	$—	$780,778	$(859,349)	$6,121,665

Total interest income from affiliates	$9,091	$6	$259	$—	$314	$(9,670)	$—

Total interest income from external customers	$135,749	$100,806	$5,374	$—	$15,297	$—	$257,226

Amortization & (accretion) of securities	$(8,192)	$(944)	$40	$—	$46	$—	$(9,050)
19

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

13. New Accounting Pronouncements

    In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently assessing the financial impact of adopting SAB No. 109.

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

     The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At September 30, 2007, we had total assets of $5.9 billion and employed on a full-time equivalent basis 1,319 persons in Mississippi, 571 persons in Louisiana, 49 persons in Florida and 27 persons in Alabama.

        Net income for the third quarter of 2007 totaled $17.7 million, a decrease of $18.3 million, or 51%, from the third quarter of 2006. Diluted earnings per share for the third quarter of 2007 were $0.55, a decrease of $0.56 from the same quarter a year ago. Return on average assets for the third quarter of 2007 was 1.21% compared to 2.36% for the third quarter of 2006. Return on average common equity was 12.58% compared to 27.58% for the same quarter a year ago.

        Net income for 2006 was affected by several items related to the impact of Hurricane Katrina, which made landfall in our operating region on August 29, 2005. In the third quarter of 2006, we reversed $20.0 million from the storm-related allowance for loan losses due to better than expected loss experience with storm-impacted credits, adding $13.0 million in after-tax earnings and $.39 in diluted earnings per share to the third quarter of 2006.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income (te) for the third quarter decreased $5.7 million, or 10%, from the third quarter of 2006. The primary driver of the $5.7 million decrease in net interest income (te) was a $250 million, or 5%, decrease in average earning assets mainly to fund a reduction in total borrowings of $98.6 million, or 32%, and a decrease in average deposits of $114.1 million, or 2%. The decrease in borrowings and deposits was generally attributable to the regional post-Katrina economy. Our net interest margin (te) was 4% in the third quarter, 23 basis points narrower than the same quarter a year ago as the increase in the average earning asset yield (21 basis points) did not offset the increase in total funding costs (45 basis points). See tables on pages 25-30 for details.

Provision for Loan Losses

          The amount of the allowance for loan losses equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect the currently perceived risks of loss associated with our loan portfolio. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses and is of the opinion that the allowance at September 30, 2007 is adequate.

      Annualized net charge-offs, as a percent of average loans, were 0.21% for the third quarter of 2007, compared to 0.34% in the third quarter of 2006.

        The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances (amounts in thousands).

	At and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Annualized net charge-offs to average loans	0.21%	0.34%	0.19%	0.24%

Annualized provision (recovery) for loan losses to average loans	0.18%	(2.60%)	0.16%	(0.92%)

Average allowance for loan losses to average loans	1.33%	1.99%	1.38%	2.32%

Gross charge-offs	$3,610	$6,358	$10,207	$15,022

Gross recoveries	$1,730	$3,750	$5,334	$9,521

Non-accrual loans	$8,500	$5,179	$8,500	$5,179

Accruing loans 90 days or more past due	$3,819	$3,626	$3,819	$3,626

     Accruing loans 90 days or more past due increased $193,000 from September 30, 2006. Since December 31, 2005, accruing loans 90 days or more past due, net of deferrals, have decreased $21.8 million to $3.8 million at September 30, 2007. In the third quarter of 2006, we reversed $20.0 million from the storm-related allowance for loan losses due to better than expected loss experience with storm-impacted credits, adding $13.0 million in after-tax earnings and $.39 in diluted earnings per share to the third quarter of 2006. This decrease is related to improved ability of certain borrowers to meet their regular payments after Hurricane Katrina.

Noninterest Income

        Noninterest income (excluding securities transactions) for the third quarter was up $4.9 million, or 19%, compared to the same quarter a year ago. The primary factors impacting the higher levels of non-interest income (excluding securities transactions) as compared to the same quarter a year ago, were higher levels of service charge income (up $1.4 million, or 14%), trust fees (up $0.7 million, or 23%), investment and annuity fees (up $0.7 million, or 29%) and other income (up $1.6 million, or 35%).

        The components of noninterest income for the three and nine months ended September 30, 2007 and 2006 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	(In thousands)
Service charges on deposit accounts	$11,085	$9,719	$30,747	$26,826
Trust fees	3,892	3,174	11,708	9,662
Credit card merchant discount fees	2,025	1,744	5,975	5,316
Income from insurance operations	4,256	4,145	13,657	13,900
Investment and annuity fees	2,253	1,595	6,249	4,450
ATM fees	1,434	1,223	4,116	3,790
Secondary mortgage market operations	935	1,018	2,962	2,583
Other income	4,605	3,009	11,152	9,932

Total other noninterest income	30,485	25,627	86,566	76,459
Securities transactions gains, net	34	110	74	228

Total noninterest income	$30,519	$25,737	$86,640	$76,687

Noninterest Expense

     Operating expenses for the third quarter were $4.9 million, or 10%, higher compared to the same quarter a year ago. The increase from the same quarter a year ago was reflected in higher levels of occupancy expense (up $1.8 million), personnel expense (up $1.5 million) and other operating expense (up $1.4 million).

     The following table presents the components of noninterest expense for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	(In thousands)
Employee compensation	$22,575	$21,790	$63,195	$64,429
Employee benefits	5,956	5,269	16,737	15,232

Total salaries and employee benefits	28,531	27,059	79,932	79,661

Equipment and data processing expense	7,323	6,279	20,209	16,320
Net occupancy expense	4,731	2,882	13,273	10,015
Postage and communications	2,616	1,936	7,564	6,881
Ad valorem and franchise taxes	1,016	519	2,664	2,680
Legal and professional services	3,482	3,641	11,572	9,506
Stationery and supplies	483	519	1,614	1,604
Amortization of intangible assets	412	445	1,219	1,626
Advertising	1,796	1,985	5,390	5,091
Deposit insurance and regulatory fees	257	257	766	550
Training expenses	112	106	447	418
Other real estate owned expense	7	93	(633)	(242)
Other expense	4,430	4,616	12,175	16,564

Total noninterest expense	$55,196	$50,337	$156,192	$150,674

Income Taxes

      Our effective federal income tax rate continues to be less than the statutory rate of 35% due primarily to tax-exempt interest income. For the nine months ended September 30, 2007 and 2006, the effective federal income tax rates were approximately 29% and 32%, respectively. The decrease in the effective rate in 2007 is due primarily to the increase in the percentage of tax-exempt interest income as it relates to book income. The total amount of tax-exempt income earned during the first nine months of 2007 was $12.7 million compared to $10.9 million for the comparable period in 2006. Tax-exempt income for nine months ended September 30, 2007 consisted of $4.8 million from securities and $7.9 million from loans and leases. Tax-exempt income for the first nine months of 2006 consisted of $5.0 million from securities and $5.9 million from loans and leases.

Selected Financial Data

      The following tables contain selected financial data comparing our consolidated results of operations for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Per Common Share Data	(In thousands, except per share data)
Earnings per share:
Basic	$0.55	$1.11	$1.77	$2.46
Diluted	$0.55	$1.08	$1.74	$2.41
Cash dividends per share	$0.240	$0.240	$0.720	$0.655
Book value per share (period end)	$17.55	$16.64	$17.55	$16.64
Weighted average number of shares:
Basic	32,005	32,566	32,299	32,500
Diluted (1)	32,492	33,333	32,847	33,274
Period end number of shares	31,786	32,584	31,786	32,584
Market data:
High price	$43.90	$56.79	$54.09	$57.19
Low price	$32.78	$49.71	$32.78	$37.75
Period end closing price	$40.08	$53.55	$40.08	$53.55
Trading volume	10,290	8,135	30,485	20,883

(1)
There were 0 and 49,852 anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2007, respectively. There were 31,925 and 67,911 anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2006, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Performance Ratios	(dollar amounts in thousands)
Return on average assets	1.21%	2.36%	1.31%	1.77%
Return on average common equity	12.58%	27.58%	13.63%	21.42%
Earning asset yield (Tax Equivalent (“TE”))	6.81%	6.60%	6.74%	6.36%
Total cost of funds	2.75%	2.30%	2.65%	2.08%
Net interest margin (TE)	4.06%	4.29%	4.09%	4.28%
Common equity (period end) as a percent of total assets (period end)	9.45%	8.86%	9.45%	8.86%
Leverage ratio (period end)	8.82%	8.15%	8.82%	8.15%
FTE Headcount	1,966	1,788	1,966	1,788

Asset Quality Information
Non-accrual loans	$8,500	$5,179	$8,500	$5,179
Foreclosed assets	$1,374	$970	$1,374	$970
Total non-performing assets	$9,874	$6,149	$9,874	$6,149
Non-performing assets as a percent of loans and foreclosed assets	0.28%	0.20%	0.28%	0.20%
Accruing loans 90 days past due	$3,819	$3,626	$3,819	$3,626
Accruing loans 90 days past due as a percent of loans	0.11%	0.12%	0.11%	0.12%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	0.39%	0.31%	0.39%	0.31%
Net charge-offs	$1,880	$2,608	$4,873	$5,501
Net charge-offs as a percent of average loans	0.21%	0.34%	0.19%	0.24%
Allowance for loan losses	$45,901	$48,352	$45,901	$48,352
Allowance for loan losses as a percent of period end loans	1.31%	1.55%	1.31%	1.55%
Allowance for loan losses to NPAs + accruing loans 90 days past due	335.22%	494.65%	335.22%	494.65%
Provision for (reversal of) loan losses	$1,554	($ 20,000)	$4,002	($ 20,705)

Average Balance Sheet
Total loans	$3,470,282	$3,080,441	$3,378,789	$3,015,434
Securities	1,668,279	2,334,242	1,743,641	2,254,068
Short-term investments	120,116	94,026	139,323	255,265

Earning assets	5,258,677	5,508,709	5,261,753	5,524,767
Allowance for loan losses	(46,216)	(61,525)	(46,475)	(69,840)
Other assets	624,566	602,833	610,249	590,642

Total assets	$5,837,027	$6,050,017	$5,825,527	$6,045,569

Noninterest bearing deposits	$893,455	$1,098,716	$942,360	$1,158,844
Interest bearing transaction deposits	1,383,851	1,590,318	1,445,384	1,666,689
Interest bearing public fund deposits	823,316	791,825	806,476	780,947
Time deposits	1,837,292	1,571,129	1,730,787	1,494,748

Total interest bearing deposits	4,044,459	3,953,272	3,982,647	3,942,384

Total deposits	4,937,914	5,051,988	4,925,007	5,101,228
Other borrowed funds	206,072	304,686	203,025	267,666
Other liabilities	133,695	175,093	135,396	177,183
Stockholders’ equity	559,346	518,250	562,099	499,492

Total liabilities & stockholders’ equity	$5,837,027	$6,050,017	$5,825,527	$6,045,569

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Period end Balance Sheet	(dollar amounts in thousands)
Commercial/real estate loans	$2,090,992	$1,800,643	$2,090,992	$1,800,643
Mortgage loans	432,154	416,691	432,154	416,691
Direct consumer loans	494,667	471,837	494,667	471,837
Indirect consumer loans	380,561	350,013	380,561	350,013
Finance company loans	114,919	83,278	114,919	83,278

Total loans	3,513,293	3,122,462	3,513,293	3,122,462
Loans held for sale	17,698	18,700	17,698	18,700
Securities	1,681,850	2,303,396	1,681,850	2,303,396
Short-term investments	99,176	74,903	99,176	74,903

Earning assets	5,312,017	5,519,461	5,312,017	5,519,461
Allowance for loan losses	(45,901)	(48,352)	(45,901)	(48,352)
Other assets	639,937	650,556	639,937	650,556

Total assets	$5,906,053	$6,121,665	$5,906,053	$6,121,665

Noninterest bearing deposits	$891,842	$1,062,392	$891,842	$1,062,392
Interest bearing transaction deposits	1,357,835	1,510,785	1,357,835	1,510,785
Interest bearing public funds deposits	837,073	795,927	837,073	795,927
Time deposits	1,912,799	1,631,504	1,912,799	1,631,504

Total interest bearing deposits	4,107,707	3,938,216	4,107,707	3,938,216

Total deposits	4,999,549	5,000,608	4,999,549	5,000,608
Other borrowed funds	216,481	430,827	216,481	430,827
Other liabilities	132,048	148,129	132,048	148,129
Stockholders' equity	557,975	542,101	557,975	542,101

Total liabilities & stockholders’ equity	$5,906,053	$6,121,665	$5,906,053	$6,121,665

Net Charge-Off Information
Net charge-offs (recoveries):
Commercial/real estate loans	($ 58)	$522	$47	($ 628)
Mortgage loans	—	367	1	576
Direct consumer loans	864	1,003	1,835	3,264
Indirect consumer loans	314	294	1,216	1,338
Finance company loans	760	422	1,774	951

Total net charge-offs	$1,880	$2,608	$4,873	$5,501

Net charge-offs to average loans:
Commercial/real estate loans	-0.01%	0.12%	0.00%	-0.05%
Mortgage loans	0.00%	0.34%	0.00%	0.19%
Direct consumer loans	0.70%	0.85%	0.50%	0.93%
Indirect consumer loans	0.33%	0.34%	0.45%	0.51%
Finance company loans	2.74%	2.11%	2.34%	1.77%

Total net charge-offs to average net loans	0.21%	0.34%	0.19%	0.24%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Average Balance Sheet Composition	(dollar amounts in thousands)
Percentage of earning assets/funding sources:
Loans	65.99%	55.92%	64.21%	54.58%
Securities	31.73%	42.37%	33.14%	40.80%
Short-term investments	2.28%	1.71%	2.65%	4.62%

Earning assets	100.00%	100.00%	100.00%	100.00%

Non-interest bearing deposits	16.99%	19.95%	17.91%	20.98%
Interest bearing transaction deposits	26.32%	28.87%	27.47%	30.16%
Interest bearing public funds deposits	15.66%	14.37%	15.33%	14.14%
Time deposits	34.93%	28.52%	32.89%	27.06%

Total deposits	93.90%	91.71%	93.60%	92.34%
Other borrowed funds	3.92%	5.53%	3.86%	4.84%
Other net interest-free funding sources	2.18%	2.76%	2.54%	2.82%

Total funding sources	100.00%	100.00%	100.00%	100.00%

Loan mix:
Commercial/real estate loans	59.25%	57.11%	58.98%	56.76%
Mortgage loans	12.66%	13.75%	12.82%	13.75%
Direct consumer loans	14.16%	15.28%	14.44%	15.53%
Indirect consumer loans	10.77%	11.28%	10.77%	11.58%
Finance company loans	3.16%	2.58%	2.99%	2.38%

Total loans	100.00%	100.00%	100.00%	100.00%

Average dollars
Loans	$3,470,282	$3,080,441	$3,378,789	$3,015,434
Securities	1,668,279	2,334,242	1,743,641	2,254,068
Short-term investments	120,116	94,026	139,323	225,265

Earning assets	$5,258,677	$5,508,709	$5,261,753	$5,494,767

Non-interest bearing deposits	$893,455	$1,098,716	$942,360	$1,158,844
Interest bearing transaction deposits	1,383,851	1,590,318	1,445,384	1,666,689
Interest bearing public funds deposits	823,316	791,825	806,476	780,947
Time deposits	1,837,292	1,571,129	1,730,787	1,494,748

Total deposits	4,937,914	5,051,988	4,925,007	5,101,228
Other borrowed funds	206,072	304,686	203,025	267,666
Other net interest-free funding sources	114,691	152,035	133,721	155,873

Total funding sources	$5,258,677	$5,508,709	$5,261,753	$5,524,767

Loans:
Commercial/real estate loans	$2,055,922	$1,759,173	$1,992,890	$1,711,525
Mortgage loans	439,458	423,610	433,006	414,768
Direct consumer loans	491,417	470,771	487,985	468,196
Indirect consumer loans	373,677	347,404	363,773	349,076
Finance company loans	109,808	79,483	101,135	71,869

Total average loans	$3,470,282	$3,080,441	$3,378,789	$3,015,434

The following tables detail the components of our net interest spread and net interest margin.

	Three Months Ended September 30,

	2007			2006

(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$38,563	$2,055,922	7.45%	$32,520	$1,759,173	7.34%
Mortgage loans	6,764	439,458	6.16%	6,411	423,610	6.05%
Consumer loans	21,871	974,902	8.90%	19,547	897,658	8.64%
Loan fees & late charges	257	—	0.00%	2,710	—	0.00%

Total loans (TE)	$67,455	$3,470,282	7.72%	$61,188	$3,080,441	7.89%

US treasury securities	128	11,169	4.53%	855	67,966	4.99%
US agency securities	10,223	801,585	5.10%	16,456	1,356,478	4.85%
CMOs	830	80,989	4.10%	1,439	145,494	3.96%
Mortgage backed securities	6,557	513,545	5.11%	6,231	511,372	4.87%
Municipals (TE)	2,634	195,956	5.38%	2,936	174,744	6.72%
Other securities	817	65,035	5.03%	1,042	78,188	5.33%

Total securities (TE)	21,189	1,668,279	5.08%	28,959	2,334,242	4.96%

Total short-term investments	1,389	120,116	4.59%	1,128	94,026	4.76%

Average earning assets yield (TE)	$90,033	$5,258,677	6.81%	$91,275	$5,508,709	6.60%

Interest-bearing liabilities
Interest-bearing transaction deposits	$4,682	$1,383,851	1.34%	$3,955	$1,590,318	0.99%
Time deposits	21,295	1,837,292	4.60%	16,352	1,571,129	4.13%
Public Funds	8,753	823,316	4.22%	8,629	791,825	4.32%

Total interest bearing deposits	$34,730	$4,044,459	3.41%	$28,936	$3,953,272	2.90%

Total borrowings	1,892	206,072	3.64%	3,202	304,686	4.17%

Capitalized interest	(155)			(150)

Total interest bearing liability cost	$36,467	$4,250,531	3.40%	$31,988	$4,257,958	2.98%

Noninterest-bearing deposits		893,455			1,098,716
Other net interest-free funding sources		114,691			152,035

Total cost of funds	$36,467	$5,258,677	2.75%	$31,988	$5,508,709	2.30%

Net interest spread (TE)	$53,566		3.41%	$59,287		3.62%

Net interest margin (TE)	$53,566	$5,258,677	4.06%	$59,287	$5,508,709	4.29%

	Nine Months Ended September 30,

	2007			2006

(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$110,483	$1,992,890	7.41%	$91,769	$1,711,525	7.17%
Mortgage loans	19,950	433,006	6.14%	18,289	414,768	5.88%
Consumer loans	63,045	952,893	8.85%	55,376	889,141	8.33%
Loan fees & late charges	992	—	0.00%	7,506	—	0.00%

Total loans (TE)	$194,470	$3,378,789	7.69%	$172,940	$3,015,434	7.66%

US treasury securities	1,278	35,083	4.87%	1,936	56,722	4.56%
US agency securities	32,966	869,107	5.06%	46,196	1,299,845	4.74%
CMOs	2,882	93,941	4.09%	4,874	164,723	3.95%
Mortgage backed securities	17,887	476,077	5.01%	17,393	491,177	4.72%
Municipals (TE)	8,148	197,200	5.51%	8,344	165,533	6.72%
Other securities	2,671	72,233	4.93%	2,859	76,068	5.01%

Total securities (TE)	65,832	1,743,641	5.03%	81,602	2,254,068	4.83%

Total short-term investments	5,060	139,323	4.86%	8,684	255,265	4.55%

Average earning assets yield (TE)	$265,362	$5,261,753	6.74%	$263,226	$5,524,767	6.36%

Interest-bearing liabilities
Interest-bearing transaction deposits	$14,360	$1,445,384	1.33%	$11,001	$1,666,689	0.88%
Time deposits	58,871	1,730,787	4.55%	43,809	1,494,748	3.92%
Public Funds	26,221	806,476	4.35%	24,036	780,947	4.11%

Total interest bearing deposits	$99,452	$3,982,647	3.34%	$78,846	$3,942,384	2.67%

Total borrowings	5,589	203,025	3.68%	7,298	267,666	3.65%

Capitalized interest	(872)			(247)

Total interest bearing liability cost	$104,169	$4,185,672	3.33%	$85,897	$4,210,050	2.73%

Noninterest-bearing deposits		942,360			1,158,844
Other net interest-free funding sources		133,721			155,873

Total cost of funds	$104,169	$5,261,753	2.65%	$85,897	$5,524,767	2.08%

Net interest spread (TE)	$161,193		3.41%	$177,329		3.64%

Net interest margin (TE)	$161,193	$5,261,753	4.09%	$177,329	$5,524,767	4.28%

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

        The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $334.4 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $100 million.

        During the nine months ended September 30, 2007, our subsidiary, Magna Insurance Company, sold thirty securities out of their portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These securities had a gross loss of $37,164. During the nine months ended September 30, 2007, FNMA bonds were called at a gross loss of $10, 269.

        The following liquidity ratios at September 30, 2007 and December 31, 2006 compare certain assets and liabilities to total deposits or total assets:

	September 30, 2007	December 31, 2006

Total securities to total deposits	33.64%	37.84%

Total loans (net of unearned income) to total deposits	70.27%	64.59%

Interest-earning assets to total assets	89.94%	90.41%

Interest-bearing deposits to total deposits	82.16%	78.98%

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

CAPITAL RESOURCES We continue to maintain an adequate capital position. The ratios as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006

Common equity (period-end) as a percent of total assets (period-end)	9.45%	9.36%

Regulatory ratios:

Total capital to risk-weighted assets (1)	12.69%	13.60%

Tier 1 capital to risk-weighted assets (2)	11.64%	12.46%

Leverage capital to average total assets (3)	8.82%	8.63%

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

     At September 30, 2007, we had $1.2 billion in unused loan commitments outstanding, of which approximately $528.8 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

     Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At September 30, 2007, we had $84.4 million in letters of credit issued and outstanding.

     The following table shows the commitments to extend credit and letters of credit at September 30, 2007 according to expiration date.

	Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(dollars in thousands)
Commitments to extend credit	$1,238,199	$886,791	$32,135	$56,530	$262,743
Letters of credit	84,435	17,930	53,628	12,877	—

Total	$1,322,634	$904,721	$85,763	$69,407	$262,743

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

New Accounting Pronouncements

See Note 13 to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

        Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of September 30, 2007, the effective duration of the securities portfolio was 2.38 years. A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 2.70 years, while a reduction in rates of 100 basis points would result in an effective duration of 1.20 years.

    In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at September 30, 2007 indicate that we are asset sensitive to some extent as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk

Change in interest rate (basis point)	Estimated increase (decrease) in net interest income

-100	-3.16%
Stable	0.00%
+100	1.39%

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

        Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the nine month period ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

     There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

     The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities.

	(a)		(b)	(c)	(d)
	Total number of shares or units purchased		Average Price Paid per Share	Total number of shares purchased as a part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under Plans or Programs

July 1, 2007 - July 30, 2007	—	(2)	$—	—	884,358
Aug. 1, 2007 - Aug. 31, 2007	93,697	(3)	$35.22	93,697	790,661
Sept. 1, 2007 - Sept. 30, 2007	249,222	(4)	$40.10	249,222	541,439

Total as of Sept. 30, 2007	342,919		$38.77	342,919

(1)	The Company publicly announced its stock buy-back program on July 18, 2000.

(2)	0 shares were purchased on the open market during July in order to satisfy obligations pursuant to the Company's long-term incentive plan that was established in 1996.

(3)	93,697 shares were purchased on the open market during August in order to satisfy obligations pursuant to the Company's long-term incentive plan that was established in 1996.

(4)	249,222 shares were purchased on the open market during September in order to satisfy obligations pursuant to the Company's long-term incentive plan that was established in 1996.
35

Item 4. Submission of Matters to a Vote of Security Holders. None Item 6. Exhibits. (a) Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
36

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ Carl J. Chaney

Carl J. Chaney
Chief Executive Officer

/s/ John M. Hairston

John M. Hairston
Chief Executive Officer

/s/ Michael M. Achary

Michael M. Achary
Chief Financial Officer

Date:	November 7, 2007
37

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.