Form 10-K
period 2007-12-31
HANCOCK HOLDING CO
filed 2008-02-27
CIK 750577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-13089

Hancock Holding Company
(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Hancock Plaza, Gulfport, Mississippi 39501	(228) 868-4727
(Address of principal executive offices) (Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, $3.33 PAR VALUE	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2007 was $1,010,432,173 based upon the closing market price on NASDAQ as of such date. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On February 8, 2007, the registrant had outstanding 31,361,048 shares of common stock for financial statement purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2007 are incorporated by reference into Part I and Part II of this report.

Portions of the definitive Proxy Statement used in connection with the Registrant’s Annual Meeting of Shareholders to be held on March 27, 2008 are incorporated by reference into Part III of this report.

Hancock Holding Company
Form 10-K
Index

PART I

ITEM 1:	BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

          Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. In 2002, the Company qualified as a financial holding company giving it broader powers. At December 31, 2007, the Company operated more than 162 banking and financial services offices and more than 132 automated teller machines (ATMs) in the states of Mississippi, Louisiana, Florida and Alabama through four wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA), Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL) and Hancock Bank of Alabama, Mobile, Alabama (Hancock Bank AL). Hancock Bank MS, Hancock Bank LA, Hancock Bank FL and Hancock Bank AL are referred to collectively as the “Banks”.

          The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 2007, the Company had total assets of $6.1 billion and 1,888 employees on a full-time equivalent basis.

          Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Based on the most current available published data, Hancock Bank MS has the largest deposit market share in each of the following five counties: Harrison, Hancock, Jackson, Lamar and Pearl River. In addition, Hancock Bank MS has a presence in the following counties: Forrest and Jefferson Davis. At December 31, 2007, Hancock Bank MS had total assets of $3.4 billion and 1,259 employees on a full-time equivalent basis.

          In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. At December 31, 2007, Hancock Bank LA had total assets of $2.5 billion and 544 employees on a full-time equivalent basis.

CURRENT OPERATIONS

Loan Production and Credit Review

          The Banks’ primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. The Banks have no significant concentrations of loans to particular borrowers or industries or loans to any foreign entities. Each loan officer has Board approved loan limits on the principal amount of secured and unsecured loans that can be approved for a single borrower without prior approval of one or more Regional Credit Officers. All loans, however, must meet the credit underwriting standards and loan policies of the Banks.

          All loans over an individual loan officer’s Board approved lending authority must be approved by one of the Bank’s centralized loan underwriting units, by a senior lender or one or more Regional Credit Officers. Each loan file is reviewed by the Bank’s loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality.

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

          Consumer loans, which become 30 days delinquent, are reviewed regularly by management. As a matter of policy, loans are placed on a nonaccrual status when (1) payment in full, of principal or interest is not expected or (2) the principal or interest has been in default for a period of 90 days, unless the loan is well secured and in the process of collection.

          The Banks follow the standard FDIC loan classification system. This system provides management with (1) a general view of the quality of the overall loan portfolio (each Bank’s loan portfolio and each commercial loan officer’s loan portfolio) and (2) information on specific loans that may need individual attention.

          The Bank’s nonperforming assets, consisting of real property, vehicles and other items held for resale, were acquired generally through the process of foreclosure. At December 31, 2007, the book value of those assets held for resale was approximately $2.2 million.

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

          The Banks’ policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of Mississippi, Louisiana, Florida or Alabama counties, parishes and municipalities.

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

Trust Services

          The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 2007, the Trust Departments of the Banks had approximately $8.3 billion of assets under administration compared to $7.1 billion as of December 31, 2006. As of December 31, 2007, $4.7 billion of administered assets were corporate trust accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

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

          During 2001, the Company began servicing mortgage loans for the Federal National Mortgage Association. At that time the loans serviced were originated and closed by the Company’s mortgage subsidiary. The servicing activity was also performed by this same subsidiary. In the middle of 2003, however, the Company modified its strategy and reverted to selling the majority of its conforming loans with servicing released. In December 2004, the Company’s mortgage subsidiary merged with Hancock Bank MS, its parent. Currently all mortgage activity is being reported by Hancock Bank, Hancock Bank of Louisiana, Hancock Bank of Florida and Hancock Bank of Alabama.

          Hancock Bank MS also owns approximately 3,700 acres of timberland in Hancock County, Mississippi, most of which was acquired through foreclosure in the 1930’s. Timber sales and oil and gas leases on this acreage generate less than 1% of the Company’s annual net income.

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

          • Modifies the laws governing the implementation of the Community Reinvestment Act (“CRA”); and

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

          The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders’ equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company’s leverage capital ratio at December 31, 2007 was 8.51% and 8.63% at December 31, 2006.

          The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories: 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 2007, the Company’s off-balance sheet items aggregated $1.4 billion; however, after the credit conversion these items represented $270.2 million of balance sheet equivalents.

          The primary component of risk-based capital is Tier 1 Capital, which for the Company is essentially equal to common stockholders’ equity, less goodwill and other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2007, the Company’s Tier 1 and Total Capital ratios were 11.03% and 12.07%, respectively. At December 31, 2006, the Company’s Tier 1 and Total Capital ratios were 12.46% and 13.60%, respectively.

          The prior approval of the Federal Reserve must be obtained before the Company may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Federal Reserve approve an acquisition of any bank located outside Mississippi unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. The banking laws of Mississippi presently permit out-of-state banking organizations to acquire Mississippi banking organizations, provided the Mississippi banking organization has been operating for at least five years. In addition, Mississippi banking organizations were granted similar powers to acquire certain out-of-state financial institutions pursuant to the Interstate Bank Branching Act, which was adopted in 1994.

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

Bank Regulation

          The operations of the Banks are subject to state and federal statutes applicable to state banks and the regulations of the Federal Reserve and the FDIC. The operation of the Banks may also be subject to applicable OCC regulation, to the extent states banks are granted parity with national banks. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the Banks’ operations.

          Hancock Bank MS is subject to regulation and periodic examinations by the FDIC and the State of Mississippi Department of Banking and Consumer Finance. Hancock Bank LA is subject to regulation and periodic examinations by the FDIC and the Office of Financial Institutions, State of Louisiana. Hancock Bank FL is subject to regulation and periodic examinations by the FDIC and the Florida Department of Financial Services. Hancock Bank AL is subject to regulation and periodic examinations by the FDIC and the Alabama State Banking Department. These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations. These examinations are designed for the protection of the Banks’ depositors, rather than their stockholders. In addition to these regular examinations, the Company and the Banks must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

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

          The Banks are members of the FDIC, and their deposits are insured as provided by law by the Deposit Insurance Fund (DIF). On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. The Federal Deposit Insurance Act, as amended by Section 302 of FDICIA, calls for risk-related deposit insurance assessment rates. The risk classification of an institution will determine its deposit insurance premium. The

Federal Deposit Insurance Reform act of 2005 created a new risk differentiation system and established a new base assessment rate schedule, effective January 1, 2007. The final rule consolidates the existing nine risk categories into four and names them Risk Categories I, II, III, and IV. Risk Category I replaces the 1A risk category. The annual rates (in basis points) are now from 5 cents to 43 cents per hundred dollars of insured deposits, with category I rates having a range of 5 cents to 7 cents per hundred dollars of insured deposits.

          In 2007, the Banks received a risk classification of I for assessment purposes. Total FICO assessments paid to the FDIC amounted to $587.6 thousand in 2007 and $614.6 thousand in 2006. That assessment averaged 1.1 cents (annualized) per hundred dollars of insured deposits for the first quarter of 2008, 1.2 cents during 2007 and 1.3 cents during 2006.

          Under the provisions of the Federal Deposit Insurance Reform Act of 2005, Hancock Bank MS and Hancock Bank LA received a one-time FDIC assessment credit of $1.9 million and $1.3 million, respectively, to be used against deposit insurance assessments beginning January 1, 2007. This credit has offset the entire FDIC assessment for 2007. The credit will be used up completely during the second quarter of 2008.

          In general, FDICIA subjects banks and bank holding companies to significantly increased regulation and supervision. FDICIA increased the borrowing authority of the FDIC in order to recapitalize the DIF, and the future borrowings are to be repaid by increased assessments on FDIC member banks. Other significant provisions of FDICIA require a new regulatory emphasis linking supervision to bank capital levels. Also, federal banking regulators are required to take prompt regulatory action with respect to depository institutions that fall below specified capital levels and to draft non-capital regulatory measures to assure bank safety.

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

          In addition to regulating capital, the FDIC has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC has adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank, like Hancock Bank MS, Hancock Bank LA, Hancock Bank FL and Hancock Bank AL.

          Although Hancock Bank MS, Hancock Bank LA, Hancock Bank FL and Hancock Bank of AL are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $34.6 million, or, if the aggregate of such accounts exceeds $34.6 million, $1.038 million plus 10% of the total in excess of $34.6 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution’s transaction accounts.

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

Impact of Inflation

          Our noninterest income and expenses can be affected by increasing rates of inflation; however, unlike most industrial companies, the assets and liabilities of financial institutions such as the Banks are primarily monetary in nature. Interest rates, therefore, have a more significant impact on the Banks’ performance than the effect of general levels of inflation on the price of goods and services.

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

General economic conditions in the areas where our operations or loans are concentrated may adversely affect our customers’ ability to meet their obligations.

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

          We were not adversely affected by the subprime market problems that arose nationwide during 2007 and which continued to deteriorate through the remainder of the year. It is not possible to predict whether the subprime issues will result in a spillover effect into the prime market, such as through a slowdown in general lending activity.

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

          At present our one-year interest rate sensitivity position is liability sensitive, such that a gradual increase in interest rates during the next twelve months should not have a significant impact on net interest income during that period. However, as with most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates. A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread.

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

Insurance

          As a result of Hurricane Katrina and other storms, windstorm insurance costs have increased during the past years regionally, and have also increased for all of our properties. Currently we have total windstorm coverage on our branches and subsidiaries with property values of over $100 million subject to a $5 million deductible per occurrence and $100,000 per location, with other wind losses subject to a $250,000 per occurrence deductible. We also have separate flood coverage on the branches that flooded during Hurricane Katrina. On our corporate headquarters and new data center buildings in Gulfport, during 2007 the wind and hail deductible was reduced from $15 million to $5 million and we were able to include flood and earthquake insurance coverage. We also maintain business interruption insurance. We rely on our own liquidity during the hurricane season to cover two to three months of overhead costs, and we maintain additional capital to satisfy any emergency repairs before insurance recoveries are received. During 2007 we were able to negotiate more favorable deductibles and coverage options as compared to 2006 due in part to another relatively quiet hurricane season in the Gulf Coast region. While future availability and costs of windstorm and flood insurance are unknown, this factor may result in additional insurance costs to us depending on future hurricane activity.

Greater loan losses than expected may adversely affect our earnings.

          We, as lenders, are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

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

The projected benefit obligations of our pension plan exceed the fair value of the Plan’s assets.

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

          Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to use technology competitively to provide products and services that provide convenience to customers and create additional efficiencies in our operations.

Future issuances of additional securities could result in dilution of shareholders’ ownership.

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

          None.

ITEM 2.	PROPERTIES

          Our main office is located at One Hancock Plaza, in Gulfport, Mississippi.

          We operate 162 banking and financial services offices and 132 automated teller machines across south Mississippi, Louisiana, south Alabama and the Florida Panhandle. We lease 69 of the 162 locations with the remainder being owned.

          In addition to the above, Hancock Bank MS owns land and other properties acquired through foreclosures of loan collateral. The major item is approximately 3,700 acres of timber land in Hancock County, Mississippi, which Hancock Bank MS acquired by foreclosure in the 1930’s.

ITEM 3.	LEGAL PROCEEDINGS

          We are party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, all such matters are adequately covered by insurance or, if not so covered, are not expected to have a material adverse effect on our financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
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

		High Sale	Low Sale	Cash Dividends Paid

2007
	4th quarter	$43.47	$33.35	$0.240
	3rd quarter	43.90	32.78	0.240
	2nd quarter	44.37	37.50	0.240
	1st quarter	54.09	41.88	0.240

2006
	4th quarter	$56.00	$50.85	$0.240
	3rd quarter	56.79	49.71	0.240
	2nd quarter	57.19	44.02	0.220
	1st quarter	46.67	37.75	0.195

          There were 5,847 registered holders and approximately 6,438 unregistered holders of common stock of the Company at February 8, 2007 and 31,361,048 shares issued. On February 8, 2007, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Stock Market were $41.54 and $39.92, respectively. The principal source of funds to the Company to pay cash dividends is the dividends received from Hancock Bank, Gulfport, Mississippi, Hancock Bank of Louisiana, Baton Rouge, Louisiana, Hancock Bank of Alabama, Mobile, Alabama, and Hancock Bank of Florida, Tallahassee, Florida. Consequently, dividends are dependent upon earnings, capital needs, regulatory policies and statutory limitations affecting the banks. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid to the Company by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Hancock Bank of Louisiana are subject to approval by the Commissioner for Financial Institutions of the State of Louisiana. Dividends paid by Hancock Bank of Florida are subject to approval by the Florida Department of Financial Services. The Company’s management does not expect regulatory restrictions to affect its policy of paying cash dividends. Although no assurance can be given that Hancock Holding Company will continue to declare and pay regular quarterly cash dividends on its common stock, the Company has paid regular cash dividends since 1937.

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

COMPARE 5-YEAR CUMULAIVE TOTAL RETURN
AMONG HANCOCK HOLDING CO.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

AMCORE FINANCIAL INC	FIRST MIDWEST BANCORP	STERLING BANCSHARES
BANCORPSOUTH	FIRSTMERIT CORP	SUSQUEHANNA BANCSHARES
BANKATLANTIC BANCORP A	FNB CORPORATION FL	TRUSTMARK CORP
BANKUNITED FINANCIAL A	IBERIA BANCORPORATION	UNITED BANCSHARES INC WV
CAPITAL CITY BANK GROUP	PARK NATIONAL CORP	UNITED COMMUNITY BANKS
COLONIAL BANGROUP CL A	PROSPERITY BANCSHARES	WESBANCO
CULLEN FROST BANKERS INC	SOUTH FINANCIAL GROUP	WHITNEY HOLDING CORP

Issuer Purchases of Equity Securities

          The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities.

	(a) Total number of shares or units purchased	(b) Average price paid per share	(c) Total number of shares purchased as a part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under plans or programs

Oct. 1, 2007 - Oct. 31, 2007	200,868	$36.73	200,868	340,571
Nov. 1, 2007 - Nov. 30, 2007	340,571	36.07	340,571	3,000,000
Dec.1, 2007 - Dec. 31, 2007	10,842	38.84	10,842	2,989,158

Total	552,281	$36.36	552,281

(1)

The Company publicly announced its stock buy-back program on July 18, 2000. That plan was completed in November 2007. The Company publicly announced its new stock buy-back program on November 13, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

          The following tables set forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations” and the consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of our future operating results.

	At and For the Years Ended December 31,

	2007	2006	2005	2004	2003

	(Unaudited, in thousands)
Period-End Balance Sheet Data:

Securities	$1,677,621	$1,903,658	$1,959,261	$1,302,369	$1,278,049
Short-term investments	126,281	222,439	410,226	150,261	11,288
Loans, net of unearned income	3,615,514	3,266,584	2,989,186	2,748,560	2,448,644
Total earning assets	5,419,416	5,392,681	5,358,673	4,201,191	3,737,981
Allowance for loan losses	47,123	46,772	74,558	40,682	36,750
Total assets	6,055,979	5,964,565	5,950,187	4,664,726	4,150,358
Total deposits	5,009,534	5,030,991	4,989,820	3,797,945	3,447,847
Short-term notes	—	—	—	—	9,400
Long-term notes	793	258	50,266	50,273	50,428
Total preferred stockholders’ equity	—	—	—	—	37,067
Total common stockholders’ equity	554,187	558,410	477,415	464,582	397,814

Average Balance Sheet Data:

Securities	$1,734,552	$2,228,822	$1,434,415	$1,345,350	$1,466,156
Short-term investments	117,158	211,511	137,821	34,911	57,986
Loans, net of unearned income	3,428,009	3,062,222	2,883,020	2,599,561	2,238,245
Total earning assets	5,279,719	5,502,555	4,455,256	3,979,822	3,762,387
Allowance for loan losses	46,443	64,285	50,107	38,117	35,391
Total assets	5,851,889	6,031,800	4,931,030	4,424,334	4,111,949
Total deposits	4,929,176	5,069,427	4,001,426	3,602,734	3,407,205
Short-term notes	—	1,068	3,836	2,311	26
Long-term notes	254	13,278	50,275	50,312	50,677
Total preferred stockholders’ equity	—	—	—	2,240	37,069
Total common stockholders’ equity	562,383	513,656	475,701	447,384	396,034

	At and For the Years Ended December 31,

	2007	2006	2005	2004	2003

	(Unaudited, in thousands)
Performance Ratios:

Return on average assets	1.26%	1.69%	1.10%	1.39%	1.34%
Return on average common equity	13.14%	19.82%	11.36%	13.79%	13.88%
Net interest margin (te)*	4.08%	4.23%	4.40%	4.44%	4.45%
Average loans to average deposits	69.55%	60.41%	72.05%	72.16%	65.69%
Noninterest income excluding storm-related insurance gain, gain on sale of branches and credit card merchant, and securities transactions, as a percent of total revenue (te)	35.38%	30.87%	31.86%	33.77%	30.40%
Noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles, storm-related insurance gain, gains on sale of branches and credit card merchant, and securities transactions	63.88%	58.99%	58.82%	57.33%	57.83%
Allowance for loan losses to period-end loans	1.31%	1.43%	2.49%	1.48%	1.50%
Non-performing assets to loans plus other real estate	0.43%	0.13%	0.42%	0.40%	0.73%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	241.43%	694.67%	195.50%	251.85%	169.73%
Net charge-offs to average loans	0.21%	0.23%	0.30%	0.48%	0.59%
FTE employees (period-end)	1,888	1,848	1,735	1,767	1,734

Capital Ratios:
Common stockholders’ equity to total assets	9.15%	9.36%	8.02%	9.96%	9.59%
Tier 1 leverage	8.51%	8.63%	7.85%	8.97%	9.29%
Tier 1 risk-based	11.03%	12.46%	11.47%	12.39%	13.65%
Total risk-based	12.07%	13.60%	12.73%	13.58%	14.88%

Income Data:
Interest income	$345,865	$344,330	$263,631	$226,774	$218,149
Interest expense	140,236	119,863	74,819	57,270	57,961
Net interest income	205,629	224,467	188,812	169,504	160,188
Net interest income (te)	215,167	232,730	196,189	176,777	167,358
Provision for (reversal of) loan losses	7,593	(20,762)	42,635	16,537	15,154
Noninterest income excluding storm-related insurance gain, gains on sale of branches and credit card merchant and securities transactions	117,821	103,918	91,738	84,860	73,089
Net storm-related items	—	5,084	6,584	—	—
Gains/(losses) on sales of securities, net	308	(5,169)	(53)	163	1,667
Gains on sales of branches	—	—	—	2,258	—
Gain on sale of credit card merchant services business	—	—	—	3,000	—
Noninterest expense excluding amortization of intangibles	212,703	198,591	169,349	153,006	139,060
Amortization of intangibles	1,651	2,125	2,194	1,945	1,148
Net income before income taxes	101,811	148,346	72,903	88,297	79,582
Net income	73,892	101,802	54,032	61,704	54,955
Net income available to common stockholders	73,892	101,802	54,032	61,704	52,302

*	Tax Equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

	At and For the Years Ended December 31,

	2007	2006	2005	2004	2003

	(Unaudited, in thousands, except per share data)
Per Common Share Data:
Basic earnings per share	$2.31	$3.13	$1.67	$1.91	$1.70
Diluted earnings per share	$2.27	$3.06	$1.64	$1.87	$1.64
Cash dividends paid	$0.960	$0.895	$0.72	$0.58	$0.44
Book value	$17.71	$17.09	$14.78	$14.32	$13.06
Dividend payout ratio	41.56%	28.59%	43.11%	30.37%	25.88%
Weighted average number of shares outstanding
Basic	32,000	32,534	32,365	32,390	30,714
Diluted	32,545	33,304	32,966	33,052	33,410
Number of shares outstanding (period-end)	31,295	32,666	32,301	32,440	30,455
Market data:
High closing price	$54.09	$57.19	$39.90	$34.83	$29.25
Low closing price	$32.78	$37.75	$28.25	$25.00	$21.00
Period-end closing price	$38.20	$52.84	$37.81	$33.46	$27.29
Trading volume	48,169	27,275	22,404	11,572	11,410

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Holding Company and our subsidiaries (Hancock) during 2007 and selected prior periods. This discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this report, including the consolidated financial statements and related notes. Certain information relating to prior years has been reclassified to conform to the current year’s presentation.

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

EXECUTIVE OVERVIEW

          Net income for the year ended December 31, 2007 was $73.9 million. Diluted earnings per share were $2.27 for the year. Our results were impacted by several unusual charges that occurred in the fourth quarter. During the third quarter of 2007, we committed to an action plan to reduce operating costs across all aspects of operations. As part of this initiative, we recorded $1.1 million in severance charges in the fourth quarter related to the elimination of 50 positions. Also in the quarter we recorded a $2.5 million pretax charge to earnings for liabilities relating to the Visa USA Inc. antitrust lawsuit settlement with American Express and other pending Visa litigation (reflecting our share as a Visa member). We expect that proceeds from an anticipated share redemption related to our ownership interest in Visa’s planned initial public offering will more than offset our recorded Visa-related liabilities.

RESULTS OF OPERATIONS

Net Interest Income

          Net interest income (te) is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For internal analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans). Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income (te).

          Another significant statistic in the analysis of net interest income is the effective interest differential (also referred to as the net interest margin), which is the average of net interest earned, net interest income (te) less net interest expense, on our average earning assets. The difference between the average yield on earning assets and the effective rate paid for all deposits and borrowed funds, non-interest-bearing as well as interest-bearing is the net interest spread. Since a portion of the Bank’s deposits does not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The net interest margin (te) for the years 2007 and 2006 was 4.08% and 4.23%, respectively.

          Net interest income (te) of $215.2 million was recorded for the year 2007, a decrease of $17.6 million, or 8%, from 2006. We experienced a significant increase of $36.5 million, or 19%, from 2005 to 2006. The factors contributing to the changes in net interest income (te) for 2007, 2006 and 2005 are presented in Tables 1 and 2. Table 1 is an analysis of the components of average balance sheets, levels of interest income and expense and the resulting earning asset yields and liability rates. Table 2 details the overall changes in the level of net interest income into rate and volume.

          When comparing 2007 to 2006, the primary driver of the $17.6 million, or 8% decrease, in net interest income (te) was a $222.8 million, or 4%, decrease in average earning assets. In 2007, our average loan growth increased $366 million offset by a decrease in average securities of $493 million. There was an unfavorable change in 2007 in our average funding mix with higher levels of more costly time deposits of $60 million and lower levels of transaction deposits of $201 million. The average loan-to-deposit ratio at December 31, 2007 was 69.55% compared to 60.41% in 2006. The impact of this change on net interest margin was being managed by reducing rates paid on the interest bearing deposits.

          Recognizing the importance of interest differential to total earnings, management places great emphasis on managing interest rate spreads. Although interest differential is affected by national, regional and area economics, our loan and investment policies are designed to maximize interest differential while maintaining sufficient liquidity and availability of funds for purposes of meeting existing commitments and for investing in loans and other investment opportunities that may arise.

          The following table is a summary of average balance sheets that reflects average interest earned, average interest paid, average yield and average rate:

TABLE 1. Summary of Average Balance Sheets (w/Net Interest Income (te) & Interest Rates)

	Years Ended December 31,
	2007			2006			2005

	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate

	(In thousands)
Assets
Interest-Earnings Assets:
Loans* (te)	$3,428,009	$261,944	7.64%	$3,062,222	$235,067	7.68%	$2,883,020	$201,446	6.99%
U.S. Treasury securities	29,095	1,379	4.74%	63,668	3,018	4.74%	16,838	532	3.16%
U.S. agency securities	810,300	41,112	5.07%	1,270,128	60,701	4.78%	514,834	21,499	4.18%
CMOs	94,731	3,997	4.22%	154,673	6,142	3.97%	241,473	9,492	3.93%
Mortgage-backed securities	534,893	27,190	5.08%	491,130	23,313	4.75%	437,037	19,407	4.44%
Obligations of states and political subdivisions:
taxable	50,944	1,189	2.33%	20,205	350	1.73%	6,050	428	7.08%
nontaxable (te)	146,060	9,590	6.57%	151,681	10,416	6.87%	155,414	10,823	6.96%
FHLB stock and other corporate securities	68,529	3,389	4.95%	77,337	3,826	4.95%	62,769	2,822	4.50%
Total investment in securities	1,734,552	87,846	5.06%	2,228,822	107,766	4.84%	1,434,415	65,003	4.53%
Federal funds sold and short-term investments	117,158	5,613	4.79%	211,511	9,760	4.61%	137,821	4,559	3.31%

Total interest-earning assets (te)	5,279,719	355,403	6.73%	5,502,555	352,593	6.41%	4,455,256	271,008	6.08%

Non-earning assets:
Other assets	618,613			593,530			525,881
Allowance for loan losses	(46,443)			(64,285)			(50,107)

Total assets	$5,851,889			$6,031,800			$4,931,030

Liabilities and Stockholder’s Equity
Interest-bearing Liabilities:
Interest-bearing transaction deposits	$1,419,078	18,135	1.28%	$1,623,597	14,931	0.92%	$1,384,605	9,203	0.66%
Time deposits	1,778,854	81,224	4.57%	1,545,834	62,807	4.06%	1,149,239	40,654	3.54%
Public funds	803,589	33,561	4.18%	771,146	32,354	4.20%	644,849	17,724	2.75%

Total interest-bearing deposits	4,001,521	132,920	3.32%	3,940,577	110,092	2.79%	3,178,693	67,581	2.13%

Customer repurchase agreements	216,730	8,023	3.70%	250,603	9,060	3.62%	224,842	4,351	1.94%
Other interest-bearing liabilities	11,280	288	2.55%	30,580	1,517	4.96%	69,057	2,887	4.18%
Capitalized Interest	—	(995)	—	—	(806)	—	—	—	—

Total interest-bearing liabilities	4,229,530	$140,236	3.32%	$4,221,760	$119,863	2.84%	$3,472,592	$74,819	2.15%

Non-interest bearing:
Demand deposits	927,655			1,128,850			822,733
Other liabilities	132,320			167,534			160,004
Stockholders’ equity	562,383			513,656			475,701

Total liabilities & stockholders’ equity	$5,851,888		2.66%	$6,031,800		2.18%	$4,931,030		1.68%

Net interest income and margin (te)		$215,167	4.07%		$232,730	4.23%		$196,189	4.40%
Net earning assets and spread	$1,050,188		3.41%	$1,280,795		3.57%	$982,664		3.93%

* Loan interest income includes loan fees of $11.9 million, $9.0 million and $9.0 million for each of the three years ended December 31, 2007, 2006 and 2005. Non-accrual loans in average balances and income on such loans, if recognized, is recorded on a cash basis. Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

The following table presents the change in interest income and the change in interest expense:

TABLE 2. Summary of Changes in Net Interest Income (te)

	2007 Compared to 2006			2006 Compared to 2005

	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)

	Volume	Rate		Volume	Rate

	(In thousands)
Interest Income (te)
Loans	$30,204	($3,327)	$26,877	$14,008	$19,612	$33,620

U.S. Treasury securities	(1,639)	—	(1,639)	2,107	379	2,486
U.S. agency securities	(17,270)	(2,319)	(19,589)	35,684	3,517	39,201
CMOs	(1,902)	(243)	(2,145)	(3,273)	(76)	(3,349)
Mortgage-backed securities	2,157	1,720	3,877	2,504	1,402	3,906
Obligations of states and political subdivisions:
Taxable	684	155	839	271	(349)	(78)
Nontaxable (te)	(528)	(298)	(826)	(251)	(155)	(406)
FHLB stock and other corporate securities	(437)	—	(437)	701	304	1,005
Total investment in securities	(18,935)	(985)	(19,920)	37,743	5,022	42,765

Federal funds and short-term investments	(4,507)	361	(4,146)	2,991	2,209	5,200

Total interest income (te)	$6,762	($3,951)	$2,811	$54,742	$26,843	$81,585

Interest-bearing transaction deposits	$2,060	($5,264)	($3,204)	$1,777	$3,951	$5,728
Time deposits	(10,112)	(8,305)	(18,417)	15,486	6,668	22,154
Public funds	(1,356)	149	(1,207)	3,967	10,663	14,630

Total interest-bearing deposits	(9,408)	(13,420)	(22,828)	21,230	21,282	42,512

Securities sold under repurchase agreements	1,250	(213)	1,037	550	4,159	4,709
Other interest-bearing liabilities	1,095	323	1,418	(2,175)	(2)	(2,177)

Total interest expense	(7,063)	(13,310)	(20,373)	$19,605	$25,439	$45,044

Change in net interest income (te)	($301)	($17,261)	($17,562)	$35,137	$1,404	$36,541

Provision for Loan Losses

          Net charge-offs increased $218 thousand, or 3.1%, from 2006 to 2007 and were $7.2 million for 2007. The provision for loan losses reflects management’s assessment of the adequacy of the allowance for loan losses to absorb probable losses in the loan portfolio. The amount of provision for each period is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, identified loan impairment, management’s assessment of the loan portfolio quality, the value of collateral, as well as, overall economic factors. Our allowance for loan losses as a percent of period-end loans was 1.31% at December 31, 2007, a decrease of 12 basis points from the 1.43% at December 31, 2006. In 2006, we reversed $20.0 million of the allowance for loan losses related to Hurricane Katrina due to better than expected loss experience with storm impacted credits.

Noninterest Income

          Table 3 presents a three-year analysis of the components of noninterest income. Overall, noninterest income of $118.1 million was reported in 2007, as compared to $103.8 million for 2006 and $98.3 million for 2005. This represents an increase of $14.3 million, or 14%, from 2006 to 2007 and an increase of $5.5 million, or 6%, from 2005 to 2006. Included in noninterest income in 2006 and 2005 are net storm-related gains of $5.1 and $6.6 million, respectively. These represent gains on involuntary conversions of assets lost in Hurricane Katrina for which insurance proceeds had been received net of certain direct costs. Excluding the impact of net storm-related gains and securities transactions, noninterest income for 2006 was $103.9 million compared to noninterest income in 2005 of $91.7 million. This represents an increase of $12.2 million, or 13% as compared to 2005.

TABLE 3. Noninterest Income

	2007	% Change	2006	% Change	2005

	(In thousands)
Service charges on deposit accounts	$41,929	16%	$36,228	4%	$34,773
Trust fees	15,902	20%	13,286	20%	11,107
Investment and annuity fees	8,746	46%	5,970	18%	5,076
Insurance commissions and fees	19,219	0%	19,246	13%	17,099
Debit card and merchant fees	8,065	11%	7,298	50%	4,878
ATM fees	5,656	13%	5,005	19%	4,202
Secondary mortgage market operations	3,723	6%	3,528	59%	2,221
Other fees and income	14,581	9%	13,357	8%	12,382

Total recurring non-interest income	117,821	13%	103,918	13%	91,738
Net storm-related gains	—	N/M *	5,084	-23%	6,584
Securities gains/(losses)	308	N/M *	(5,169)	N/M *	(53)

Total non-interest income	$118,129	14%	$103,833	6%	$98,269

*	Not meaningful

          Increases in noninterest income, when comparing 2007 to 2006, were experienced in service charges on deposit accounts, trust fees, investment and annuity fees, debit card and merchant fees, and other income. Service charges on deposit accounts increased $5.7 million, or 16%, when compared to 2006. This was caused by service charge fee increases in 2007 on consumer and business accounts and an increase in accounts from the expanding Alabama market. Trust fee income increased $2.6 million, or 20%, when compared to the previous year as a result of increases in the value of assets under care (either managed or in custody). Investment and annuity fees increased $2.8 million, or 47%, from 2006 to 2007 and there were higher levels of other income (up $1.2 million or 9%).

          Considerable increases in noninterest income, when comparing 2006 to 2005, were experienced in trust fees, debit card and merchant fees, insurance commission fees, and service charges on deposit accounts. Trust fee income increased $2.2 million, or 20%, when compared to the previous year as a result of increases in the value of assets under care (either managed or in custody). Debit card and merchant fees increased $2.4 million, or 50%, from 2005 to 2006 and there were higher levels of insurance commissions and fees (up $2.1 million or 13%). Securities losses increased $5.1 million from losses of $53,000 in 2005 to losses of $5.2 million in 2006.

Noninterest Expense

          Table 4 presents an analysis of the components of noninterest expense for the years 2007, 2006 and 2005. The level of operating expenses increased $13.6 million, or 7%, from 2006 to 2007 and $29.2 million, or 17%, from 2005 to 2006.

TABLE 4. Noninterest Expense

	2007	% Change	2006	% Change	2005

	(In thousands)
Employee compensation	$84,654	0%	$84,569	10%	$76,602
Employee benefits	22,305	16%	19,184	9%	17,556

Total personnel expense	106,959	3%	103,753	10%	94,158
Equipment and data processing expense	25,660	15%	22,327	28%	17,377
Net occupancy expense	19,435	46%	13,350	22%	10,926
Postage and communications	10,453	8%	9,649	23%	7,820
Ad valorem and franchise taxes	3,514	5%	3,346	-7%	3,607
Legal and professional services	15,234	9%	13,968	34%	10,410
Printing and supplies	2,252	13%	1,997	12%	1,787
Amortization of intangible assets	1,651	-22%	2,125	-3%	2,194
Advertising	7,032	6%	6,642	27%	5,232
Deposit insurance and regulatory fees	1,039	10%	946	16%	814
Training expenses	656	16%	564	57%	359
Other real estate owned expense/(income)	(497)	27%	(390)	178%	(140)
Other expense	20,966	-7%	22,439	32%	16,999

Total noninterest expense	$214,354	7%	$200,716	17%	$171,543

          The significant factors driving the increase in operating expenses from 2006 to 2007 included an increase in net occupancy expense ($6.1 million, or 46%) due to reoccupying One Hancock Plaza, our corporate headquarters, in 2007, the opening of our data center and the opening of new branches, legal and professional services ($1.3 million, or 9.1%), personnel expense ($3.2 million, or 3%) and equipment and data processing expense ($3.3 million, or 15%).

          In 2006, operating expenses increased $29.2 million, or 17%, over 2005. Increases were reflected in personnel expense ($9.6 million, or 10%), net occupancy expense ($2.4 million, or 22%), legal and professional services ($3.6 million, or 34%), equipment and data processing expense ($5.0 million, or 28%), postage and communication expense, ($1.8 million, or 23%) and advertising expense ($1.4 million, or 27%).

Income Taxes

          Income tax expense was $27.9 million in 2007, $46.5 million in 2006 and $18.9 million in 2005. Income tax expense decreased due to a lower level of pretax income in 2007. Our effective income tax rate continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income and tax credits. The effective tax rates for 2007, 2006 and 2005 were 27%, 31% and 26%, respectively. The 4% decrease in our effective tax rate was due primarily to the increase in the percentage of tax-exempt income as it relates to pre-tax book income.

SEGMENT REPORTING

          See Note 17 to our Consolidated Financial Statements included elsewhere in this report.

BALANCE SHEET ANALYSIS

Securities Available for Sale

          Our investment in securities was $1.68 billion at December 31, 2007, compared to $1.90 billion at December 31, 2006. At December 31, 2007, 88.23% of the portfolio was comprised of securities classified as available for sale, 11.77% of the securities were classified as trading while none were classified as held to maturity. At December 31, 2006, the composition of the securities portfolio was 100% classified as available for sale and none were classified as either trading or held to maturity. Average investment securities were $1.73 billion for 2007 as compared to $2.23 billion for 2006.

          The vast majority of securities in our portfolio are fixed rate and there were no investments in securities of a single issuer, other than U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies that exceeded 10% of stockholders’ equity. At December 31, 2007, the average maturity of the portfolio was 4.84 years with an effective duration of 2.56 and an average yield of 5.12%.

          Our securities portfolio is an important source of liquidity and earnings for us. A stated objective in managing the securities portfolio is to provide consistent liquidity to support balance sheet growth but also to provide a safe and consistent stream of earnings. To that end, management is open to opportunities that present themselves which enables us to improve the structure and earnings potential of the securities portfolio. During the fourth quarter of 2007, the economic environment, the slope of the yield curve and the expectations of future interest rate movements presented us with an opportunity to reclassify $195.2 million (11.64% of the portfolio balance) of securities from available for sale to trading. This reclassification provides us the flexibility to restructure the portfolio as conditions warrant.

          The amortized costs of securities classified as available for sale and trading at December 31, 2007, 2006 and 2005, were as follows (in thousands):

TABLE 5. Securities by Type

	Years Ended December 31,

	2007	2006	2005

Available for sale securities
U.S. Treasury	$11,353	$60,231	$50,883
U.S. government agencies	431,772	1,016,811	1,029,656
Municipal obligations	197,596	200,891	165,180
Mortgage-backed securities	637,578	443,410	484,131
CMOs	143,639	116,161	194,899
Other debt securities	49,653	44,664	48,476
Equity securities	8,372	34,677	7,520

	$1,479,963	$1,916,845	$1,980,745

	Years Ended December 31,

	2007	2006	2005

Trading securities
U.S. Treasury	$—	$ —	$ —
U.S. government agencies	69,793	—	—
Municipal obligations	—	—	—
Mortgage-backed securities	125,387	—	—
CMOs	—	—	—
Other debt securities	—	—	—
Equity securities	2,245	—	—

	$197,425	$ —	$ —

          The amortized cost, yield and fair value of debt securities at December 31, 2007, by contractual maturity, were as follows (amounts in thousands):

TABLE 6. Securities Maturities by Type

Available for sale	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield

U.S. Treasury	$9,977	$1,068	$308	$—	$11,353	$11,394	3.79%
U.S. government agencies	49,998	142,499	189,225	50,050	431,772	433,664	5.26%
Municipal obligations	78,031	64,289	41,930	13,346	197,596	198,582	4.63%
Other debt securities	1,991	11,073	17,521	19,068	49,653	48,398	5.27%

	$139,997	$218,929	$248,984	$82,464	$690,374	$692,038	5.05%

Fair Value	$140,396	$221,941	$247,680	$82,021	$692,038

Weighted Average Yield	4.59%	4.78%	5.38%	5.57%	5.05%

Mortgage-backed securities & CMOs					$781,217	$779,192	5.43%

Total available for sale securities					$1,471,591	$1,471,230	5.25%

Trading securities					$195,180	$195,180	4.92%

Loan Portfolio

          We experienced an increase in loan growth during 2007 as our efforts to generate loan volume continue. As indicated by Table 8, commercial and real estate loans increased $279.2 million, or 16%, from 2006. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations. We originate commercial and real estate loans to a wide variety of customers in many different industries and, as such, no single industry concentrations existed at December 31, 2007.

          Mortgage loans of $435.0 million were $16.7 million, or 4%, higher than in 2006. We originate both fixed-rate and adjustable-rate mortgage loans. Certain types of mortgage loans are sold in the secondary mortgage market, while Hancock retains other types. We also originate home equity loans. This product offers customers the opportunity to leverage rising home values and equity to obtain tax-advantaged consumer financing.

          Direct consumer loans, which include loans and revolving lines of credit made directly to consumers, were up $21.4 million, or 5%, from 2006. We also originate indirect consumer loans, which consist primarily of consumer loans originated through third parties such as automobile dealers or other point-of-sale channels.

          Indirect consumer loans of $369.1 million for 2007 were up $19.6 million, or 6%, from 2006. We own a finance company subsidiary, which originates both direct and indirect consumer loans. Finance company loans increased approximately $28.9 million, or 38%, at December 31, 2007, compared to the subsidiary’s outstanding loans on December 31, 2006. The loan growth in the finance company was mainly due to continued growth in direct consumer loans.

          The following table shows average loan growth for the three-year period ended December 31, 2007:

TABLE 7. Average Loans

	2007			2006			2005

	Balance	TE Yield	Mix	Balance	TE Yield	Mix	Balance	TE Yield	Mix
	(In thousands)

Commercial & R.E. Loans	$2,027,016	7.35%	59.1%	$1,747,816	7.21%	57.0%	$1,565,369	6.40%	54.3%
Mortgage loans	434,981	6.15%	12.7%	418,273	5.93%	13.7%	424,654	5.56%	14.7%
Direct consumer loans	492,298	8.03%	14.4%	470,942	8.17%	15.4%	501,677	7.51%	17.4%
Indirect consumer loans	369,147	6.68%	10.8%	349,518	6.21%	11.4%	328,679	5.91%	11.4%
Finance company loans	104,567	19.89%	3.0%	75,673	19.98%	2.5%	62,641	19.03%	2.2%

Total average loans (net of unearned)	$3,428,009	7.64%	100.0%	$3,062,222	7.68%	100.0%	$2,883,020	6.99%	100.0%

The following table sets forth, for the periods indicated, the composition of our loan portfolio:

TABLE 8. Loans Outstanding by Type

	Loan Portfolio Years Ended December 31,

	2007	2006	2005	2004	2003

	(In thousands)

Real estate:
Residential mortgages 1-4 family	$717,346	$714,126	$703,769	$713,266	$645,123
Residential mortgages multifamily	53,442	69,296	40,678	25,544	22,803
Home equity lines/loans	214,528	133,540	133,823	134,405	110,634
Construction and development	628,037	534,460	391,194	296,114	235,049
Nonresidential	731,318	666,593	609,647	595,013	536,389
Commercial, industrial and other	627,015	551,484	546,635	437,670	395,678
Consumer	572,046	530,756	512,549	496,926	463,642
Lease financing and depository institutions	72,717	69,487	48,007	44,357	34,388
Credit cards and other revolving credit	15,391	14,262	14,316	16,970	15,437

	3,631,840	3,284,004	3,000,618	2,760,265	2,459,143
Less, unearned income	16,326	17,420	11,432	11,705	10,499

Net loans	$3,615,514	$3,266,584	$2,989,186	$2,748,560	$2,448,644

          The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio:

TABLE 9. Loans Maturities by Type

	December 31, 2007 Maturity Range
	Within One Year	After One Through Five Years	After Five Years	Total

	(In thousands)

Commercial, industrial and other	$300,764	$221,265	$101,460	$623,489
Real estate - construction	421,694	182,200	26,875	630,769
All other loans	366,251	1,059,813	951,518	2,377,582

Total loans	$1,088,709	$1,463,278	$1,079,853	$3,631,840

          The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is shown below:

TABLE 10. Loans Sensitivity to Changes in Interest Rates

December 31, 2007

(In thousands)

Commercial, industrial, and real estate construction maturing after one year:
Fixed rate	$420,207
Floating rate	111,593
Other loans maturing after one year:
Fixed rate	1,543,256
Floating rate	468,075

Total	$2,543,131

Non-performing Assets

          The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, restructured loans and real estate owned. Loans past due 90 days or more and still accruing are also disclosed:

TABLE 11. Non-performing Assets

	December 31,

	2007	2006	2005	2004	2003

	(In thousands)
Loans accounted for on a non-accrual basis	$13,067	$3,500	$10,617	$7,480	$12,161
Restructured loans	—	—	—	—	—

Total non-performing loans	13,067	3,500	10,617	7,480	12,161
Foreclosed assets	2,297	681	1,898	3,513	5,809

Total non-performing assets	$15,364	$4,181	$12,515	$10,993	$17,970

Loans 90 days past due still accruing	$4,154	$2,552	$25,622	$5,160	$3,682

Ratios
Non-performing assets to loans plus other real estate	0.42%	0.13%	0.42%	0.40%	0.73%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	241%	695%	196%	252%	170%
Loans 90 days past due still accruing to loans	0.11%	0.08%	0.86%	0.19%	0.15%

          The amount of interest that would have been recorded on non-accrual loans had the loans not been classified as “non-accrual” was $498,000, $759,000, $747,000, $574,000 and $762,000 for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Interest actually received on non-accrual loans was not material.

          Non-performing assets consist of loans accounted for on a non-accrual basis, restructured loans and foreclosed assets. Table 11 presents information related to non-performing assets for the five years ended December 31, 2007. Total non-performing assets at December 31, 2007 were $15.4 million, an increase of $11.2 million, or 267%, from December 31, 2006. Loans that are over 90 days past due but still accruing were $4.2 million at December 31, 2007. This compares to $2.6 million at December 31, 2006. The non-performing assets result at year end 2007 is higher than the previous year end; however, it is consistent when compared with the same measure for years 2003 through 2005. The loans contributing to the increase have been identified, and appropriate write-downs or allowances have been made based on underlying collateral values and those relationships have been placed in the hands of special asset personnel for handling. Management believes that the loans included in the non-performing assets total are being handled appropriately.

Allowance for Loan and Lease Losses

          Management and the Audit Committee are responsible for maintaining an effective loan review system, and internal controls, which include an effective risk rating system that identifies, monitors, and addresses asset quality problems in an accurate and timely manner. The allowance is evaluated for adequacy on at least a quarterly basis.

          The Company’s loan loss reserve methodology is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios of the Bank as of the date of determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the Allowance for Loan and Lease Losses (ALLL).

          The methodology for determining the allowance for loan and lease losses involves significant judgment. Therefore the Company has established a methodology for measuring the adequacy of the ALLL, which is systematic and consistently applied each quarter. The analysis and methodology include three primary segments: (1) a specific reserve analysis for those loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114; (2) a pool analysis of groups of loans within the portfolio that have similar characteristics; and (3) qualitative risk factors and general economic conditions.

          A SFAS No. 114 reserve analysis is completed on all loans that have been determined to be impaired by Management. When a loan is determined to be impaired, the amount of that impairment must be measured by either the loan’s observable market price, the fair value of the collateral of the loan, less liquidation costs, if it is collateral dependent, or by calculating the present value of expected future cash flows discounted at the loan’s effective interest rate. If the value of the impaired loan is less than the current balance of the loan, the Company must recognize the impairment by creating a specific reserve allowance for the shortfall.

          The second reserve segment, the pool analysis methodology is governed by SFAS No. 5, Accounting for Contingencies. A historical loss rate is calculated for each loan type over the 12 prior quarters to determine the 3 year average loss rate. As circumstances dictate, Management will make adjustments to the loss history to reflect significant changes in the Company’s loss history.

          The third segment relates to risks not captured elsewhere. Adjustments are made to historical loss rates to cover risks associated with trends in delinquencies, non-accruals, current economic conditions, credit administration/ underwriting practices, and borrower concentrations.

          At December 31, 2007, the allowance for loan losses was $47.1 million, or 1.31%, of year-end loans, compared to $46.8 million, or 1.43%, of year-end loans for 2006. In 2005, we established a $35.2 million specific allowance for estimated credit losses related to the impact of Hurricane Katrina on our loan portfolio. In 2005, we reduced the allowance by $2.4 million for storm-related net charge-offs. As a result, the storm-related allowance was $32.9 million as of December 31, 2005. During 2006 we reversed $20.0 million from the storm-related allowance for loan losses due to better than expected loss experience with storm impacted credits.

          Net charge-offs remained relatively constant amounting to $7.2 million in 2007, as compared to $7.0 million in 2006. Overall, the allowance for loan losses was 241% of non-performing loans and accruing loans 90 days past due at year-end 2007, compared to 695% at year-end 2006. As discussed on the previous page, the ratio of allowance for loan losses to non-performing loans and accruing loans 90 days past due at December 31, 2007 represents a return to our historic levels. We utilize quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses and are of the opinion that the allowance at December 31, 2007 is adequate.

          The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

TABLE 12. Summary of Activity in the Allowance for Loan Losses

	At and For The Years Ended December 31,

	2007	2006	2005	2004	2003

	(In thousands)

Net loans outstanding at end of period	$3,615,514	$3,266,583	$2,989,186	$2,748,560	$2,448,644

Average net loans outstanding	$3,428,009	$3,062,222	$2,883,020	$2,599,561	$2,238,245

Balance of allowance for loan losses at beginning of period	$46,772	$74,558	$40,682	$36,750	$34,740

Loans charged-off:
Real estate	530	758	226	403	291
Commercial	2,597	3,676	4,001	5,381	4,868
Consumer, credit cards and other revolving credit	11,159	14,712	11,537	14,383	14,311
Lease financing	166	369	47	261	73

Total charge-offs	14,452	19,515	15,811	20,428	19,543

Recoveries of loans previously charged-off:
Real estate	188	263	33	179	180
Commercial	2,774	4,729	2,757	1,957	1,112
Consumer, credit cards and other revolving credit	4,205	7,489	4,258	5,687	5,103
Lease financing	43	10	4	—	4

Total recoveries	7,210	12,491	7,052	7,823	6,399

Net charge-offs	7,242	7,024	8,759	12,605	13,144
Provision for (recovery of) loan losses	7,593	(20,762)	42,635	16,537	15,154
Balance acquired through acquisition & other	—	—	—	—	—

Balance of allowance for loan losses at end of period	$47,123	$46,772	$74,558	$40,682	$36,750

Ratios
Gross charge-offs to average loans	0.42%	0.64%	0.55%	0.79%	0.87%
Recoveries to average loans	0.21%	0.41%	0.24%	0.30%	0.29%
Net charge-offs to average loans	0.21%	0.23%	0.30%	0.48%	0.59%
Allowance for loan losses to year end loans	1.31%	1.43%	2.49%	1.48%	1.50%
Net charge-offs to period-end net loans	0.21%	0.22%	0.29%	0.46%	0.54%
Allowance for loan losses to average net loans	1.37%	1.53%	2.59%	1.56%	1.64%
Net charge-offs to loan loss allowance	15.37%	15.02%	11.75%	30.98%	35.77%

          An allocation of the loan loss allowance by major loan category is set forth in the following table. There were no relevant variations in loan concentrations, quality or terms, except for an increase in the outstanding loan portfolio balance. The unallocated portion of the allowance represents supportable estimates of probable losses inherent in the loan portfolio but not specifically related to one category of the portfolio. The allocation is not necessarily indicative of the category of future losses, and the full allowance at December 31, 2007 is available to absorb losses occurring in any category of loans.

TABLE 13. Allocation of Loan Loss by Category

	For Years Ended December 31,
	2007		2006		2005		2004		2003

	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)

					(In thousands)

Real estate	$1,998	64.85	$1,697	64.84	$23,042	62.86	$11,253	64.19	$9,711	63.30
Commercial, industrial and other	27,546	19.15	27,838	18.77	34,128	19.74	14,974	17.37	15,311	17.41
Consumer and other revolving credit	16,111	16.00	15,363	16.39	15,812	17.40	11,453	18.44	10,718	19.29
Unallocated	1,468	—	1,874	—	1,576	—	3,002	—	1,010	—

	$47,123	100.00	$46,772	100.00	$74,558	100.00	$40,682	100.00	$36,750	100.00

(1)	Loans used in the calculation of “allowance for loan losses” are grouped according to loan purpose.

(2)	Loans used in the calculation of “% of loans to total loans” are grouped by collateral type.

Deposits

          Our deposit base declined slightly in 2007 after experiencing significant growth in 2006 due to Hurricane Katrina. Deposits decreased to $5.009 billion at December 31, 2007 from $5.031 billion at December 31, 2006, a decrease of $21.5 million, or approximately 0.43%. The year-end deposit decrease was primarily driven by declines in both non-interest bearing deposits of $149.5 million and interest-bearing transaction deposits of $124.5 million. These declines were off-set by an increase in time deposits by $252.6 million. Total average deposits decreased by $140.3 million, or 2.77%, from $5.069 billion at December 31, 2006 to $4.929 billion at December 31, 2007.

          Over the course of 2007, we continued our focus on multiple account, core deposit relationships and strategic placement of time deposit campaigns to stimulate overall deposit growth. In addition, we keep as our highest priority, continued customer demand for safety and liquidity of deposit products. However, the rebuilding efforts of our customer base after Hurricane Katrina and competitive forces resulted in a slight decline in our deposit base during 2007, as noted above. The composition of our deposit mix changed during 2007, and ended with a less favorable funding mix than in 2006. As a percent of our average deposit mix, time deposits increased to 40% from 34% while low cost interest bearing transaction accounts and demand deposits decreased from 50% to 44%, and Public Fund account balances increased slightly to 17% from 16%. The Banks traditionally price their deposits to position themselves competitively with the local market.

          Borrowings consist primarily of sales of securities under repurchase agreements. In total, borrowings increased to $386.3 million at December 31, 2007 from $227.0 million at December 31, 2006, an increase of $159.2 million. The primary driver of the increase were two leverage transactions undertaken during the fourth quarter of 2007 that management feels will insulate the income statement from lower rates. In addition, at December 31, 2007, federal funds purchased totaled $4.1 million while purchases of federal funds outstanding at December 31, 2006 totaled $3.8 million.

Table 14 shows average deposits for a three-year period.

TABLE 14. Average Deposits

	2007			2006			2005

	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
				(In thousands)

Non-interest bearing demand deposits	$927,655	0.00%	19%	$1,128,850	0.00%	22%	$822,733	0.00%	21%
NOW account deposits	1,067,775	2.52%	22%	1,167,047	2.45%	23%	893,521	1.55%	22%
Money market deposits	529,976	2.50%	11%	517,542	1.74%	10%	445,134	0.96%	11%
Savings deposits	428,599	0.61%	8%	564,177	0.63%	11%	521,502	0.70%	13%
Time deposits	1,975,171	4.56%	40%	1,691,811	4.08%	34%	1,318,536	3.47%	33%

Total average deposits	$4,929,176		100%	$5,069,427		100%	$4,001,426		100%

          Time certificates of deposit of $100,000 and greater at December 31, 2007 had maturities as follows:

TABLE 15. Maturity of Time Deposits greater than or equal to $100,000

December 31, 2007

(In thousands)

Three months	$377,860
Over three through six months	279,492
Over six months through one year	211,289
Over one year	66,654

Total	$935,295

Short-Term Borrowings

          The following table sets forth certain information concerning our short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase.

TABLE 16. Short-Term Borrowings

	Years Ended December 31,

	2007	2006	2005

		(In thousands)
Federal funds purchased:
Amount outstanding at period-end	$4,100	$3,800	$1,475
Weighted average interest at period-end	4.02%	4.95%	3.95%
Maximum amount at any month-end during period	$4,100	$49,160	$55,120
Average amount outstanding during period	$4,174	$11,557	$10,262
Weighted average interest rate during period	4.99%	5.38%	3.27%

Securities sold under agreements to repurchase:
Amount outstanding at period-end	$371,604	$218,591	$250,807
Weighted average interest at period-end	3.63%	3.72%	4.29%
Maximum amount at any month end during-period	$371,604	$425,753	$258,508
Average amount outstanding during period	$216,730	$250,603	$224,842
Weighted average interest rate during period	3.70%	3.62%	1.94%

Return on Equity and Assets

          Information regarding performance and equity ratios is as follows:

TABLE 17. Return on Equity and Assets

	Years Ended December 31,

	2007	2006	2005

Return on average assets	1.26%	1.69%	1.10%
Return on average common equity	13.14%	19.82%	11.36%
Dividend payout ratio	41.56%	28.59%	43.11%
Average common equity to average assets ratio	9.61%	8.52%	9.65%

COMMITMENTS AND CONTINGENCIES

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

          At December 31, 2007, we had $1.1 billion in unused loan commitments outstanding, of which approximately $524.7 million were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

          Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At December 31, 2007, we had $87.0 million in letters of credit issued and outstanding.

          The following table shows the commitments to extend credit and letters of credit at December 31, 2007 according to expiration date.

TABLE 18. Commitments and Letters of Credit

		Expiration Date

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

			(In thousands)
December 31, 2007
Commitments to extend credit	$1,110,935	$744,412	$46,759	$69,008	$250,756
Letters of credit	86,969	25,225	48,983	12,761	—

Total	$1,197,904	$769,637	$95,742	$81,769	$250,756

		Expiration Date

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

			(In thousands)
December 31, 2006
Commitments to extend credit	$963,098	$648,802	$38,204	$38,164	$237,928
Letters of credit	69,468	20,235	40,174	9,059	—

Total	$1,032,566	$669,037	$78,378	$47,223	$237,928

Visa Litigation

          In October 2007, Hancock Bank, as a member of Visa U.S.A. Inc. “Visa U.S.A.”, received shares of restricted stock in Visa, Inc. “Visa” as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering. On November 7, 2007, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit in the amount of $2.065 billion. As reported by Visa in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007, the settlement became effective upon receipt of the requisite approval of Visa U.S.A. members on November 9, 2007. Hancock Bank and other Visa U.S.A. member banks are obligated to share in potential losses resulting from this and certain other litigation. In consideration of the announced American Express settlement and additional VISA litigation disclosed in VISA’s 2007 Form10-K, and our proportionate membership share of Visa U.S.A., we recorded in the fourth quarter of 2007 in accordance with FASB Interpretation 45, Guarantors Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others, a liability and corresponding pre-tax expense of approximately $2.45 million. The expense is included in Other Expenses on the Consolidated Statement of Income and the liability is included in Other Liabilities on the Consolidated Balance Sheet. As disclosed in Visa’s Form 8-K filed with the SEC on November 7, 2007, Visa intends that payments related to the above litigation matters will be funded from an escrow account to be established with a portion of the proceeds from its planned initial public offering. We currently anticipate that our proportional share of the proceeds of the planned initial public offering by Visa will more than offset any liabilities related to Visa litigation.

RISK MANAGEMENT

Credit Risk

          The Banks’ primary lending focus is to provide commercial, consumer and real estate loans to consumers and to small and middle market businesses in their respective market areas. Diversification in the loan portfolio is a means of reducing the risks associated with economic fluctuations. The Banks have no significant concentrations of loans to particular borrowers or loans to any foreign entities. There have been increases in some categories of loans – home equity, real estate construction/term and C&I loans are examples. These are principally within and in support of the markets that are continuing to rebuild and repair since Hurricane Katrina. Loan demand continues to be strong within those markets. Loan underwriting standards reduce the impact of credit risk to us. Loans are underwritten on the basis of repayment ability and collateral value. Generally, real estate mortgage loans are made when the borrower produces evidence of repayment ability along with equity in the property to offset historical market devaluations.

Allowance for Loan and Lease Losses

          The allowance for loan and lease losses “ALLL” is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, we estimate the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary segments. These segments include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under SFAS No. 114. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt.

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

          Pool analysis is applied for all retail loans. The retail loans are subdivided into three groups, which currently include: mortgage real estate, indirect loans and direct consumer loans. A historical loss rate is calculated for each group over the twelve prior quarters to determine the three year average loss rate. As circumstances dictate, management will make adjustments to the loss history to reflect significant changes in our loss history. Adjustments will also be made to historical loss rates to cover risks associated with trends in delinquencies, non-accruals, current economic conditions and credit administration/ underwriting practices and policies.

          A historical loss ratio is applied to all commercial loans, commercial real estate loans and leases grouped by product type for which SFAS No. 5 exposure can best be evaluated collectively due to similar attributes. A historical loss rate is calculated for each group over the twelve prior quarters to determine the three year average loss rate. As circumstances dictate, we will make adjustments to the loss history to reflect significant changes in our loss history. Adjustments will also be made to historical loss rates to cover risks associated with trends in delinquencies, non-accruals, current economic conditions and credit administration/ underwriting practices and policies and borrower concentrations.

Asset/Liability Management

          Our asset liability management (ALM) process consists of quantifying, analyzing and controlling interest rate risk (IRR) to maintain stability in net interest income (NII) under varying interest rate environments. The principal objective of ALM is to maximize net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of liquidity. Our net earnings are dependent on our net interest income. Net interest income is susceptible to IRR to the degree that interest-bearing liabilities mature or reprice on a different basis and timing than interest-earning assets. This timing difference represents a potential risk to our future earnings. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest and the subsequent impact on customer behavior could adversely affect NII. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates and changes in customer behavior could result in a decrease in NII.

          Management and the Asset/Liability Committee (ALCO) direct our IRR management through a Risk Management policy that is designed to produce a stable net interest margin (NIM) in periods of interest rate fluctuation. In adjusting our asset/liability position, the board of directors and management attempt to direct our IRR while enhancing the NIM. At times, depending on the general level of interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, we may determine strategies that could add to the level of IRR in order to increase its NIM. Not withstanding our IRR management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net earnings.

          To control interest rate risk, we regularly monitor the volume of interest sensitive assets compared with interest sensitive liabilities over specific time intervals. Interest-sensitive assets and liabilities are those that are subject to maturity or repricing within a given time period. We also administer this sensitivity through the development and implementation of investment, lending, funding and pricing strategies designed to achieve NII performance goals while minimizing the potential negative variations in NII under different interest rate scenarios. Investment strategies, including portfolio durations and cash flows, are formulated and continually adjusted during the implementation to assure attainment of objectives in the most effective manner. Loan and deposit pricing are adjusted weekly to reflect current interest rate and competitive market environments, with duration targets on both reviewed monthly.

          The static gap report shown in Table 19 measures the net amounts of assets and liabilities that reprice within a given time period over the remaining lives of those instruments. At December 31, 2007, our cumulative repricing gap in the one year interval was -6%. The liability sensitive position represents a deposit funding mix of significant balances in short term contractual CDs. The earning asset position is strategically managed with a balance in our loan growth (fixed versus floating and duration targets) and securities portfolio cash flows. We believe we are well positioned for the current rate environment.

          To further control IRR, we structure our loan portfolio to provide appropriate investment opportunities while minimizing potential volatility in earnings from extension risk. Deposit strategies continue to emphasize a mix of non-certificate of deposit core accounts and consumer time deposits. However, the 2007 yield curve environment has created more demand on consumer time deposits with maturities less than one year.

          The following table sets forth the scheduled re-pricing or maturity of our assets and liabilities at December 31, 2007 and December 31, 2006. The assumed prepayment of investments and loans were based on our assessment of current market conditions on such dates. Estimates have been made for the re-pricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or repricing periods, reactions will vary as to timing and degree of interest rate change.

TABLE 19. Analysis of Interest Sensitivity

	December 31, 2007

	Overnight	Within 6 months	6 months to 1 year	1 to 3 years	> 3 years	Non-Sensitive Balance	Total

	(In thousands)
Assets
Securities	$2,003	$513,981	$188,854	$412,428	$530,680	$29,675	$1,677,621
Federal funds sold & short-term investments	126,281	—	—	—	—	—	126,281
Loans	—	1,811,351	289,337	745,239	722,464	—	3,568,391
Other assets	—	—	—	—	—	683,686	683,686

Total Assets	$128,284	$2,325,332	$478,191	$1,157,667	$1,253,144	$713,361	$6,055,979

Liabilities
Interest bearing transaction deposits	$—	$652,915	$299,590	$875,616	$139,795	$—	$1,967,916
Time deposits	—	1,414,005	511,260	144,284	64,195	—	2,133,744
Non-interest bearing deposits	—	—	—	45,402	862,472	—	907,874
Federal funds purchased	4,100	—	—	—	—	—	4,100
Borrowings	371,604	11	—	30	10,518	—	382,163
Other liabilities	—	—	—	—	—	105,995	105,995
Stockholders’ Equity	—	—	—	—	—	554,187	554,187

Total Liabilities & Equity	$375,704	$2,066,931	$810,850	$1,065,332	$1,076,980	$660,182	$6,055,979

Interest sensitivity gap	$(247,420)	$258,401	$(332,659)	$92,335	$176,164	$53,179
Cumulative interest rate sensitivity gap	$(247,420)	$10,981	$(321,678)	$(229,343)	$(53,179)	$—
Cumulative interest rate sensitivity gap as a percentage of total earning assets	(4.6)%	0.2%	(5.9)%	(4.2)%	(1.0)%

	December 31, 2006

	Overnight	Within 6 months	6 months to 1 year	1 to 3 years	> 3 years	Non-Sensitive Balance	Total

	(In thousands)
Assets
Securities	$—	$531,640	$325,198	$424,694	$586,372	$35,754	$1,903,658
Federal funds sold & short-term investments	222,122	—	317	—	—	—	222,439
Loans	60,762	1,563,794	297,791	671,158	626,307	—	3,219,812
Other assets	—	—	—	—	—	618,656	618,656

Total Assets	$282,884	$2,095,434	$623,306	$1,095,852	$1,212,679	$654,410	$5,964,565

Liabilities
Interest bearing transaction deposits	$—	$694,677	$315,933	$926,668	$155,172	$—	$2,092,450
Time deposits	—	1,071,192	464,663	281,425	63,903	—	1,881,183
Non-interest bearing deposits	—	—	—	52,868	1,004,490	—	1,057,358
Federal funds purchased	3,800	—	—	—	—	—	3,800
Borrowings	222,976	—	—	24	227	—	223,227
Other liabilities	—	—	—	—	—	148,137	148,137
Stockholders’ Equity	—	—	—	—	—	558,410	558,410

Total Liabilities & Equity	$226,776	$1,765,869	$780,596	$1,260,985	$1,223,792	$706,547	$5,964,565

Interest sensitivity gap	$56,108	$329,565	$(157,290)	$(165,133)	$(11,113)	$(52,137)
Cumulative interest rate sensitivity gap	$56,108	$385,673	$228,383	$63,250	$52,137	$—
Cumulative interest rate sensitivity gap as a percentage of total earning assets	1.0%	7.2%	4.2%	1.2%	1.0%

Net Interest Income at Risk

          NII at risk measures the risk of a decline in earnings due to changes in interest rates. Table 20 presents an analysis of our IRR as measured by the estimated changes in NII resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2007. Shifts are measured in 100 basis point increments (+ 200 through - 200 basis points,) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy, and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period; the instantaneous shocks are performed against that yield curve.

TABLE 20. Net Interest Income (te) at Risk

Change in Interest Rates	Estimated Increase (Decrease) in NII December 31, 2007

(basis points)

-200	-6.7%
-100	-2.9%
Stable	0.0%
+100	0.0%
+200	-0.8%

Most Likely	-2.7%

          Additionally, we have forecasted a Most Likely NII scenario based on its conservative projection of yield curve changes for the coming 12 month period. This scenario utilizes all base case assumptions, applying those assumptions against a yield curve forecast that incorporates the current interest rate environment and projects certain strategic pricing changes over the forecast period. Table 20 indicates that our level of NII is relatively unchanged under rising rates and declines under falling rates. The most likely scenario for interest rates projects net interest income to be relatively flat to declining with base case falling by 2.7% indicating that the balance sheet is appropriately structured for the current rate environment.

          The increasing rate scenarios show relatively flat levels of net interest income while the decreasing scenarios show higher levels of volatility and subsequently lower levels of NII. These scenarios are instantaneous shocks that assume balance sheet management will mirror base case. Should the yield curve begin to rise or fall, management has several strategies available to maximize earnings opportunities or offset the negative impact to earnings. For example, in a falling rate environment, deposit pricing strategies could be adjusted to further incent customer behavior to non-contractual or short term (less than 12 months) contractual deposit products which would reset downward with the changes in the yield curve and prevailing market rates. Another opportunity at the start of such a cycle would be reinvesting the securities portfolio cash flows into longer term, non-callable bonds that would lock in higher yields. Finally, there are a number of hedge strategies by which management could use derivatives, including swaps and purchased floors, to lock in net interest margin protection; to date, we have not entered into any hedge transactions for the purpose of earnings protection.

          Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as anticipated. Additionally, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to NII than indicated above. Strategic management of our balance sheet and earnings is fluid and would be adjusted to accommodate these movements. As with any method of measuring IRR, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets such as adjustable-rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Also, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring its exposure to interest rate risk.

LIQUIDITY

Liquidity Management

          Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring that we have adequate cash flow to meet our various needs, including operating, strategic and capital. Without proper liquidity management, we would not be able to perform the primary function of a financial intermediary and would not be able to meet the needs of the communities in which we have a presence and serve. In addition, the parent holding company’s principal source of liquidity is dividends from its subsidiary banks. Liquidity is required at the parent holding company level for the purpose of paying dividends to stockholders, servicing of any debt we may have, business combinations as well as general corporate expenses.

          The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest-bearing deposits with other banks are additional sources of liquidity funding. As shown in Table 21 below, our liquidity ratios as of December 31, 2007 and 2006 for free securities stood at 17% or $286.9 million and 35% or $661.3 million, respectively.

TABLE 21. Liquidity Ratios

	2007	2006

	(In thousands)
Free securities	17.10%	34.50%
Free securities-net wholesale funds/core deposits	-7.40%	5.40%

Wholesale funding diversification
Certificate of deposits > $100,000 (excluding public funds)	11.10%	9.80%
Brokered certificate of deposits	0.00%	0.40%
Public fund certificate of deposits	$220,942	$126,493

Net wholesale funding maturity concentrations
Overnight	0.10%	0.10%
Up to 3 months	6.00%	3.50%
Up to 6 months	3.80%	3.70%
Over 6 months	7.30%	6.60%

Net wholesale funds	$1,037,475	$826,082
Core deposits	$4,158,189	$4,242,726

          The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $359.8 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $100 million. As of December 31, 2007 and 2006, our core deposits were $4.158 billion and $4.242 billion, respectively, and Net Wholesale Funding stood at $1.038 billion and $826.1 million, respectively.

          The Consolidated Statements of Cash Flows provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 2007. Cash flows from operations are a significant part of liquidity management, contributing significant levels of funds in 2007, 2006 and 2005.

          Cash flows from operations decreased to $54.2 million in 2007 from $82.2 million in 2006. Net cash used by investing activities increased to $105.5 million in 2007 from $104.9 million in 2006. Federal funds sold decreased $94.5 million during 2007 and $190.7 million during 2006. Cash flows provided by financing activities were $43.7 million in 2007, primarily from the increase in federal funds purchased compared to cash flows used for financing activities of $58.3 million in 2006.

Contractual Obligations

          We have contractual obligations to make future payments on certain debt and lease agreements. Table 22 summarizes all significant contractual obligations at December 31, 2007, according to payments due by period.

TABLE 22. Contractual Obligations

	Payment due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Certificates of deposit	$2,133,744	$1,925,265	$144,284	$64,195	$—
Short-term debt obligations	375,704	375,704	—	—	—
Long-term debt obligations	248	10	25	35	178
Capital lease obligations	545	144	233	54	114
Operating lease obligations	21,670	4,823	7,769	3,986	5,092

Total	$2,531,911	$2,305,946	$152,311	$68,270	$5,384

CAPITAL RESOURCES

          A strong capital position, which is vital to continued profitability, also promotes depositor and investor confidence and provides a solid foundation for future growth. Composite ratings by the respective regulatory authorities of the Company and the Banks establish minimum capital levels. Currently, we are required to maintain minimum Tier 1 leverage ratios of at least 3%, subject to an increase up to 5%, depending on the composite rating. At December 31, 2007, our capital balances were in excess of current regulatory minimum requirements. As indicated in Table 23 below, our regulatory capital ratios far exceed the minimum required ratios, and we have been categorized as “well capitalized” in the most recent notice received from their regulators.

          We remain very well capitalized. As of December 31, 2007, our Leverage (tier one) Ratio stands at 8.51%, while the Tangible Equity Ratio is 8.08% (see below in Table 23). While we remain very well capitalized, so that we maintain flexibility for future capital needs, including acquisitions, we may consider raising additional capital at some point in the future.

TABLE 23. Risk-Based Capital and Capital Ratios

	2007	2006	2005	2004	2003

	(In thousands)
Tier 1 regulatory capital	$498,731	$510,639	$420,283	$399,320	$378,262
Tier 2 regulatory capital	47,447	46,583	46,218	38,161	34,175

Total regulatory capital	$546,178	$557,222	$466,501	$437,481	$412,437

Risk-weighted assets	$4,523,479	$4,097,400	$3,665,722	$3,222,554	$2,770,904

Ratios
Leverage (Tier 1 capital to average assets)	8.51%	8.63%	7.85%	8.97%	9.29%
Tier 1 capital to risk-weighted assets	11.03%	12.46%	11.47%	12.39%	13.65%
Total capital to risk-weighted assets	12.07%	13.60%	12.73%	13.58%	14.88%
Common stockholders’ equity to total assets	9.15%	9.36%	8.02%	9.96%	9.59%
Tangible common equity to total assets	8.08%	8.24%	6.89%	8.58%	8.32%

          In November 2007, the board of directors approved the 2007 Stock Repurchase Plan, authorizing the repurchase of 3,000,000 shares, or approximately 10% of our outstanding common stock. Subject to market conditions, repurchases will be conducted solely through a Rule 10b-1 repurchase plan. Shares repurchased under this plan will be held in treasury and used for general corporate purposes as determined by our board of directors. We purchased 10,842 shares of common stock under this plan at an aggregate price of $421 thousand, or approximately $38.84 per share.

          During 2007, we completed the July 2000 common stock buyback program, which provided for the repurchase of 3,320,000 shares or 10% of the outstanding common stock at that time. In 2007, we purchased the remaining 1,545,378 shares of common stock available to be repurchased under this plan at an aggregate price of $60.0 million, or approximately $38.84 per share.

          During 2007, we purchased a total of 1,556,220 shares of common stock at an aggregate price of $60.4 million, or approximately $38.84 per share. In 2006, we purchased 33,409 shares under the 2000 plan at an aggregate price $1.7 million, or approximately $50.30 per share.

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

          The allowance for loan and lease losses (ALLL) is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios of the Banks as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary segments. These segments include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under SFAS No. 114. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt.

Retirement Employee Benefit Plans

          Retirement and employee benefit plan assets, liabilities and pension costs are determined utilizing actuarially determined present value calculations. The valuation of the benefit obligation and net periodic expense is considered critical, as it requires management and its actuaries to make estimates regarding the amount and timing of expected cash outflows including assumptions about mortality, expected service periods, rate of compensation increases and the long-term return on plan assets. Note 10 – Retirement and Employee Benefit Plans, included in the accompanying Notes to the Consolidated Financial Statements, provides further discussion on the accounting for Hancock’s retirement and employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

Fair Value Accounting Estimates

          Generally accepted accounting principles require the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant include securities, loans held for sale, mortgage servicing rights and net assets acquired in business combinations. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, we determine fair values utilizing parameters, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by management.

Income Taxes

          We use the asset and liability method of accounting for income taxes. Determination of the deferred and current provision requires analysis by management of certain transactions and the related tax laws and regulations. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. Those judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.

RECENT ACCOUNTING PRONOUNCEMENTS

          See Note 1 to our Consolidated Financial Statements included elsewhere in this report.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13(a) – 15(f). Under the supervision and with the participation of management, including the Company’s principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

          Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2007.

Carl J. Chaney	John M. Hairston	Michael M. Achary
Chief Executive Officer	Chief Executive Officer	Chief Financial Officer
February 27, 2008	February 27, 2008	February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hancock Holding Company:

We have audited Hancock Holding Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Hancock Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Hancock Holding Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hancock Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hancock Holding Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Birmingham, Alabama
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hancock Holding Company:

We have audited the accompanying consolidated balance sheets of Hancock Holding Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hancock Holding Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hancock Holding Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share based payments and evaluating prior year misstatements effective January 1, 2006 and, effective December 31, 2006, its method of accounting for defined benefit pension postretirement benefit plans.

/s/ KPMG LLP
Birmingham, Alabama
February 27, 2008

Hancock Holding Company and Subsidiaries
Consolidated Balance Sheets

	December 31,

	2007	2006

	(In thousands, except share data)
Assets:
Cash and due from banks (non-interest bearing)	$182,615	$190,114
Interest-bearing time deposits with other banks	8,560	10,197
Federal funds sold	117,721	212,242
Trading securities	197,425	—
Securities available for sale, at fair value (amortized cost of $1,479,963 and $1,916,845)	1,480,196	1,903,658
Loans held for sale	18,957	16,946
Loans	3,612,883	3,267,058
Less: Allowance for loan losses	(47,123)	(46,772)
Unearned income	(16,326)	(17,420)

Loans, net	3,549,434	3,202,866
Property and equipment, net of accumulated depreciation of $87,160 and $85,397	200,566	143,462
Other real estate, net	2,172	568
Accrued interest receivable	35,117	33,700
Goodwill, net	62,277	62,277
Other intangible assets, net	8,298	10,355
Life insurance contracts	139,421	110,751
Reinsurance receivables	34,827	38,042
Deferred tax asset, net	3,976	16,544
Other assets	14,417	12,843

Total assets	$6,055,979	$5,964,565

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand	$907,874	$1,057,358
Interest-bearing savings, NOW, money market and time	4,101,660	3,973,633

Total deposits	5,009,534	5,030,991
Federal funds purchased	4,100	3,800
Securities sold under agreements to repurchase	371,604	218,591
Long-term notes	793	258
Policy reserves and liabilities	58,489	93,669
Other liabilities	57,272	58,846

Total liabilities	5,501,792	5,406,155

Stockholders’ Equity
Common stock-$3.33 par value per share; 350,000,000 shares authorized, 31,294,607 and 32,666,052 issued and outstanding, respectively	104,211	108,778
Capital surplus	87,122	139,099
Retained earnings	377,481	334,546
Accumulated other comprehensive loss, net	(14,627)	(24,013)

Total stockholders’ equity	554,187	558,410

Total liabilities and stockholders’ equity	$6,055,979	$5,964,565

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,

	2007	2006	2005

	(In thousands, except per share data)
Interest income:
Loans, including fees	$255,761	$230,450	$197,857
Securities-taxable	78,256	93,525	51,360
Securities-tax exempt	6,234	6,770	7,034
Federal funds sold	5,458	9,657	4,447
Other investments	156	3,928	2,933

Total interest income	345,865	344,330	263,631

Interest expense:
Deposits	132,920	110,092	67,581
Federal funds purchased and securities sold under agreements to repurchase	8,231	9,682	4,687
Long-term notes and other interest expense	80	895	2,551
Capitalized interest	(995)	(806)	—

Total interest expense	140,236	119,863	74,819

Net interest income	205,629	224,467	188,812
Provision for (reversal of) loan losses	7,593	(20,762)	42,635

Net interest income after provision for (reversal of) loan losses	198,036	245,229	146,177

Noninterest income:
Service charges on deposit accounts	41,929	36,228	34,773
Trust fees	15,902	13,286	11,107
Insurance commissions and fees	19,219	19,246	17,099
Investment and annuity fees	8,746	5,970	5,076
Debit card and merchant fees	8,065	7,298	4,878
ATM fees	5,656	5,005	4,202
Secondary mortgage market operations	3,723	3,528	2,221
Securities gains (losses), net	308	(5,169)	(53)
Net storm-related gain	—	5,084	6,584
Other income	14,581	13,357	12,382

Total noninterest income	118,129	103,833	98,269

Noninterest expense:
Salaries and employee benefits	106,959	103,753	94,158
Net occupancy expense	19,435	13,350	10,926
Equipment rentals, depreciation and maintenance	10,465	10,796	9,553
Amortization of intangibles	1,651	2,125	2,194
Other expense	75,844	70,692	54,712

Total noninterest expense	214,354	200,716	171,543

Income before income taxes	101,811	148,346	72,903
Income taxes	27,919	46,544	18,871

Net income	$73,892	$101,802	$54,032

Basic earnings per common share	$2.31	$3.13	$1.67

Diluted earnings per common share	$2.27	$3.06	$1.64

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive	Unearned
	Shares	Amount	Surplus	Earnings	Loss, net	Compensation	Total

	(In thousands, except share and per share data)

Balance, January 1, 2005	32,439,702	$108,024	$134,905	$234,423	$(11,121)	$(1,649)	$464,582
Comprehensive income:
Net income per consolidated statements of income	—	—	—	54,032	—	—	54,032
Net change in fair value of securities available for sale, net of tax	—	—	—	—	(10,983)	—	(10,983)
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	38	—	38

Comprehensive income							43,087
Cash dividends paid ($0.72 per share)	—	—	—	(23,416)	—	—	(23,416)
Common stock issued, long - term incentive plan	142,684	475	2,288	—	—	(1,425)	1,338
Compensation expense, long - term incentive plan	—	—	—	—	—	731	731
Repurchase and retirement of common stock	(295,849)	(985)	(8,564)	—	—	—	(9,549)
Other stock transactions	14,586	49	593	—	—	—	642

Balance, December 31, 2005	32,301,123	107,563	129,222	265,039	(22,066)	(2,343)	477,415
SAB No.108 adjustments, net of tax	—	—	—	(2,984)	—	—	(2,984)

Balance, December 31, 2005, as adjusted	32,301,123	107,563	129,222	262,055	(22,066)	(2,343)	474,431
Comprehensive income:
Net income per consolidated statements of income	—	—	—	101,802	—	—	101,802
Net change in fair value of securities available for sale, net of tax	—	—	—	—	4,940	—	4,940
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	1,057	—	1,057

Comprehensive income							107,799
Adoption of SFAS No. 158, net of tax	—	—	—	—	(7,944)	—	(7,944)
Cash dividends paid ($0.895 per share)	—	—	—	(29,311)	—	—	(29,311)
Common stock issued, long - term incentive plan, including excess income tax benefit of $3,493	398,338	1,326	10,169	—	—	—	11,495
Compensation expense, long - term incentive plan	—	—	3,690	—	—	—	3,690
SFAS No. 123(R) reclass of unearned compensation	—	—	(2,343)	—	—	2,343	—
Repurchase and retirement of common stock	(33,409)	(111)	(1,639)	—	—	—	(1,750)

Balance, December 31, 2006	32,666,052	108,778	139,099	334,546	(24,013)	—	558,410
Comprehensive income:
Net income per consolidated statements of income	—	—	—	73,892	—	—	73,892
Net change in fair value of securities available for sale, net of tax	—	—	—	—	8,846	—	8,846
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	540	—	540

Comprehensive income							83,278
Cash dividends paid ($0.960 per share)	—	—	—	(30,957)	—	—	(30,957)
Common stock issued, long - term incentive plan, including excess income tax benefit of $345	184,775	615	2,134	—	—		2,749
Compensation expense, long - term incentive plan	—	—	1,155	—	—	—	1,155
Repurchase and retirement of common stock	(1,556,220)	(5,182)	(55,266)	—	—	—	(60,448)

Balance, December 31, 2007	31,294,607	$104,211	$87,122	$377,481	$(14,627)	$—	$554,187

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2007	2006	2005

	(In thousands)
Operating Activities:
Net income	$73,892	$101,802	$54,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,041	10,443	8,717
Provision for (reversal of) loan losses, net	7,593	(20,762)	42,635
(Gains) losses on other real estate owned, net	(732)	79	(444)
Deferred tax expense (benefit)	7,560	24,599	(18,401)
Increase in cash surrender value of life insurance contracts	(5,397)	(4,090)	(3,450)
(Gain) loss on sales/paydowns of securities available for sale, net	(273)	5,169	53
Loss on disposal of other assets	193	—	—
Gain on involuntary conversion of assets, net	—	(5,084)	(14,135)
Gain on sale of loans held for sale	(583)	(564)	(417)
Loss on trading securities	114	—	—
Purchase of trading securities, net	(10)	—	—
Accretion of securities premium/discount, net	(1,773)	(11,300)	(1,847)
Amortization of mortgage servicing rights	345	549	818
Amortization of intangible assets	1,651	2,125	2,194
Stock-based compensation expense	1,155	3,690	1,289
(Increase) decrease in accrued interest receivable	(1,417)	1,346	(11,263)
(Decrease) increase in accrued expenses	(12,197)	(30,133)	28,349
Increase in other liabilities	4,430	2,636	1,625
Increase in interest payable	883	2,341	521
Decrease in policy reserves and liabilities	(35,180)	(11,699)	(5,739)
Decrease in reinsurance receivables	3,215	11,410	9,738
Increase in other assets	(1,574)	(1,917)	(26,154)
Proceeds from sale of loans held for sale	251,684	238,045	203,239
Originations of loans held for sale	(253,112)	(230,208)	(209,557)
Excess tax benefit from share based payments	(345)	(3,493)	—
Other, net	60	(2,790)	2,516

Net cash provided by operating activities	54,223	82,194	64,319

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,

	2007	2006	2005

	(In thousands)
Investing Activities:
Net (increase) decrease in interest-bearing time deposits	$1,637	$(2,939)	$868
Proceeds from maturities, calls or prepayments of securities held to maturity	—	—	195,599
Purchase of securities held to maturity	—	—	(7,736)
Proceeds from sales of securities available for sale	9,222	157,300	133,800
Proceeds from maturities of securities available for sale	1,272,142	1,086,070	378,105
Purchases of securities available for sale	(1,038,175)	(1,169,592)	(1,354,864)
Net decrease (increase) in federal funds sold	94,521	190,726	(260,833)
Net increase in loans	(356,787)	(293,117)	(248,056)
Purchases of property and equipment	(70,267)	(76,943)	(15,486)
Proceeds from sales of property and equipment	497	4,097	591
Premiums paid on life insurance contracts	(20,000)	(20,000)	—
Proceeds from sales of other real estate	1,753	1,749	4,338
Proceeds from insurance settlements	—	22,469	12,562
Purchase of interest in unconsolidated joint venture	—	(4,710)	—
Net cash paid in business combinations	—	—	(3,922)

Net cash used in investing activities	(105,457)	(104,890)	(1,165,034)

Financing Activities:
Net (decrease) increase in deposits	(21,457)	41,171	1,191,875
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	153,313	(29,891)	56,004
(Proceeds) repayments of long-term notes	535	(50,008)	(7)
Dividends paid	(30,957)	(29,311)	(23,416)
Proceeds from exercise of stock options	2,404	8,002	1,115
Repurchase/retirement of common stock	(60,448)	(1,750)	(9,549)
Excess tax benefit from stock option exercises	345	3,493	—

Net cash provided by (used in) financing activities	43,735	(58,294)	1,216,022

(Decrease) increase in cash and cash equivalents	(7,499)	(80,990)	115,307
Cash and cash equivalents at beginning of year	190,114	271,104	155,797

Cash and cash equivalents at end of year	$182,615	$190,114	$271,104

Supplemental Information

Income taxes paid	$29,209	$55,503	$12,500

Interest paid, including capitalized interest of $995 and $806, respectively	139,353	112,447	74,300

Supplemental Information for Non-Cash
Investing and Financing Activities
Transfers from loans to other real estate	$2,694	$1,304	$2,703
Financed sale of foreclosed property	339	741	1,300
Restricted stock issued to employees of Hancock	2,495	2,518	1,490

See accompanying notes to consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Business

          Hancock Holding Company “the Company” or “Hancock” is a financial holding company headquartered in Gulfport, Mississippi operating in the states of Mississippi, Louisiana, Alabama and Florida. Hancock Holding Company, the Parent Company operates through four wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi, Hancock Bank of Louisiana, Baton Rouge, Louisiana, Hancock Bank of Florida, Tallahassee, Florida and Hancock Bank of Alabama, Mobile, Alabama “the Banks.” The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank.

Consolidation

          The consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling interest. Significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

          The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for loan losses, intangible assets and goodwill, income taxes, pension and postretirement benefit plans and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ significantly from those estimates.

Reclassifications

          Certain reclassifications have been made to prior periods to conform to the current year presentation.

Securities

          Securities have been classified into one of two categories: available for sale or trading. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

          Available for sale securities are stated at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity until realized. Trading securities are stated at fair value with unrealized gains and losses reported in results of operations.

          The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security using the constant-yield method. The prepayment speed chosen to determine the estimated life of a mortgage-backed security is the security’s historical 3-month prepayment speed. When prepayment speeds are faster than expected, the average life of the mortgage-backed security is shorter than the original estimate. Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains and losses. Gains and losses on the sales of securities available for sale are determined using the specific-identification method. Using this basis results in the most accurate reporting of gains and losses realized on these sales, as well as the appropriate adjustment to accumulated other

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

comprehensive income. A decline in the fair value of securities below cost that is deemed to be other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Gains and losses on the sales of trading securities are also determined using the specific-identification method with the gain or loss reported in the results of operations.

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

          Loans held for sale are stated at fair value on the consolidated balance sheets with changes in value reported in the statements of income.

Allowance for Loan Losses

          The allowance for loan and lease losses “ALLL” is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary segments. These segments include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Property and Equipment

          Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is charged to expense over the estimated useful lives of the assets, which are up to 39 years for buildings and three to seven years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. In cases where Hancock has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when Hancock is “reasonably assured” that it will renew the lease. Depreciation and amortization expenses are computed using a straight-line basis for assets set up after January 1, 2006 and the double declining balance basis for assets set up prior to January 1, 2006. Hancock continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values. There were no impairment losses on property and equipment recorded during 2007, 2006, or 2005.

Other Real Estate

          Other real estate owned includes assets that have been acquired in satisfaction of debt through foreclosure. Other real estate owned is reported in other assets and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Valuation adjustments required at foreclosure are charged to the allowance for loan losses. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to net income as other expense. Costs of operating and maintaining the properties are included in other noninterest expenses, while gains (losses) on their disposition are charged to other income as incurred. Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties.

Goodwill and Other Intangible Assets

          Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.

          Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own on in combination with a related contract, asset, or liability. Hancock’s identifiable intangible assets primarily relate to core deposits, insurance customer relationships, non-compete agreements and trade name. These intangibles, which have definite useful lives, are amortized based on the sum-of-the-years-digits method over their estimated useful lives for assets acquired prior to January 1, 2006 and on a straight-line basis for assets acquired subsequent to January 1, 2006. In addition, these intangibles are evaluated annually for impairment or whenever events and changes in circumstances indicate that the carrying amount should be reevaluated.

Mortgage Servicing Rights

          The Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets on January 1, 2007 without material impact. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. Under SFAS. No. 156, the Company decided to continue to use the amortization method instead of adopting the fair value method. Management has determined that it has one class of servicing rights which is based on the type of loan.

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

Derivative Instruments

          The Company does not have any accounting hedges under the guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging. The Company does have certain Interest Rate Lock Commitments “IRLC’s” that are reported on the consolidated balance sheets at fair value with changes in fair value reported in statements of income. These represent forward commitments to fund customer mortgage loans that will be sold, servicing released upon funding.

Income Taxes

          Hancock accounts for deferred income taxes using the liability method. Deferred tax assets and liabilities are based on temporary differences between the financial statement carrying amounts and the tax basis of Hancock’s assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Pension Accounting

          The Company has accounted for its defined benefit pension plan using the actuarial model required by SFAS No. 87, Employers’ Accounting for Pensions. The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes. The Company also sponsors two defined benefit postretirement plans, which provide medical benefits and life insurance benefits. The Company has accounted for these plans using the actuarial computations required by SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions as amended by SFAS No. 132. The cost of the defined benefit postretirement plan has been recognized on the projected unit credit method over the employee’s approximate service period. Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R); which required the recognition of the over funded or under funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet.

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

          Policy reserves for future life and health claims not yet incurred are based on assumed mortality and interest rates. For disability, the reserves are based upon unearned premium, which is the portion of the original premium applicable to the remaining term and amount of insurance that will be adequate to pay future benefits. Present value of amounts not yet due is an amount for disability claims already reported and incurred and represents the present value of all the

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

future benefits using actuarial disability tables. IBNR “Incurred But Not Reported” is an estimate of claims incurred but not yet reported, and is based upon historical analysis of claims payments.

Stock-Based Compensation

          Effective January 1, 2006, Hancock adopted the provisions of SFAS No. 123(R), Share-Based Payment. This statement establishes fair value as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation cost, which is recognized over the requisite service period. Hancock implemented the provisions of this statement using the modified prospective approach, which applies to new awards. Prior period amounts have not been restated to reflect the impact of the adoption of SFAS No. 123(R).

Earnings Per Share

          Basic earnings per share “EPS” excludes dilution and is computed by dividing net income by the weighted-average shares outstanding. Diluted EPS is computed by dividing net income, adjusted for the effect of potentially dilutive stock options outstanding during the period by the weighted-average stock outstanding.

Recent Accounting Pronouncements

New Accounting Standards

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”) which applies to all business combinations. The statement requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” All business combinations will be accounted for by applying the acquisition method (previously referred to as the purchase method.) Companies will have to identify the acquirer; determine the acquisition date and purchase price; recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, and recognize goodwill or, in the case of a bargain purchase, a gain. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. It will be applied to business combinations occurring after the effective date. The Company will adopt the provisions of SFAS No. 141R in the first quarter of 2009, as required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company will adopt the provisions of SAB No. 109  in the first quarter of 2008, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award. The objective of this issue is to determine the accounting for the income tax benefits of dividend or dividend equivalents when the dividends or dividend equivalents are: (a) linked to equity-classified nonvested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under SFAS Statement No. 123 (Revised 2004), Share-Based Payment. The Task Force reached a consensus that EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company will adopt the provisions of EITF No. 06-11 in the first quarter of 2008, but does not expect the impact to be material to the Company’s financial condition or results of operations.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

          In March 2007, the FASB ratified EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. One objective of EITF No. 06-10 is to determine whether a liability for future benefits under a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods should be recognized in accordance with SFAS No. 106 or APB Opinion 12, as appropriate, based on the substantive agreement with the employee. Another objective of EITF No. 06-10 is to determine how the asset arising from a collateral assignment split-dollar life insurance arrangement should be recognized and measured. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007. The Company will adopt the provisions of EITF No. 06-10 in the first quarter of 2008, as required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment SFAS No. 115 (“SFAS No. 159”) which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company will adopt the provisions of SFAS No. 159 in the first quarter of 2008, as required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At the November 14, 2007 Board meeting, the Board decided to defer the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt the provisions of SFAS No. 157 in the first quarter of 2008, as required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

Accounting Standards Adopted in 2007

          In September 2006, the FASB ratified the consensus the EITF reached regarding EITF No.06-5, Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4 (“EITF 06-5”). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. The Company adopted EITF No 06-5 effective January 1, 2007. The adoption of EITF No. 06-5 did not have a material impact on the Company’s financial condition or results of operations.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This pronouncement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for fiscal years ending after December 15, 2006. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position effective for fiscal years ended after December 15, 2008. The Company adopted the requirement to recognize the funded status of the benefit plans and related disclosure requirements as of December 31, 2006. In 2008, the Company will change the measurement date of the funded status of the plan from September 30 to December 31. With the change in measurement date, the Company will record an $815,107 adjustment to beginning 2008 retained earnings.

          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements in accordance with SFAS No.109, Accounting for Income Taxes, when it is more likely than not that the position will be sustained based on its technical merits. FIN 48 also prescribes how to measure the tax benefit recognized and provides guidance on when a tax benefit should be derecognized as well as various other accounting, presentation and disclosure matters. The adoption of FIN 48 during the first quarter of 2007 did not have a material impact on the Company’s results of operations and financial position.

          In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. This pronouncement was effective for the Company beginning in fiscal year 2007. The Company is using the amortization method and the adoption of SFAS No. 156 did not have a material impact on its results of operations and financial position.

          In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The Company adopted SOP 05-1 effective January 1, 2007. The adoption of SOP 05-1 did not have a material impact on the Company’s financial condition or results of operations.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities

          The amortized cost and fair value of securities classified as available for sale follow (in thousands):

	December 31, 2007				December 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury	$11,353	$41	$—	$11,394	$60,231	$17	$57	$60,191
U.S. government agencies	431,772	1,999	107	433,664	1,016,811	172	6,054	1,010,929
Municipal obligations	197,596	2,347	1,361	198,582	200,891	3,556	430	204,017
Mortgage-backed securities	637,578	3,519	4,717	636,380	443,410	995	9,978	434,427
CMOs	143,639	392	1,219	142,812	116,161	—	1,991	114,170
Other debt securities	49,653	342	1,597	48,398	44,664	282	926	44,020
Federal Home Loan Bank stock	2,306	—	—	2,306	3,198	—	—	3,198
Other equity securities	6,066	613	19	6,660	31,479	1,247	20	32,706

	$1,479,963	$9,253	$9,020	$1,480,196	$1,916,845	$6,269	$19,456	$1,903,658

          The amortized cost and fair value of securities classified as available for sale at December 31, 2007, by contractual maturity, (expected maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties), and the amortized cost and fair value of trading securities were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$139,997	$140,396
Due after one year through five years	218,929	221,941
Due after five years through ten years	248,984	247,680
Due after ten years	82,464	82,021

	690,374	692,038

Mortgage-backed securities & CMOs	781,217	779,192
Equity securities	8,372	8,966

Total available for sale securities	1,479,963	1,480,196
Total trading securities	197,425	197,425

	$1,677,388	$1,677,621

          The Company held no securities classified as held to maturity at December 31, 2007 or 2006. During the fourth quarter of 2007, the economic environment, the slope of the yield curve and the expectation of future interest rate movements presented the Company with an opportunity to reclassify $195.2 million (11.64% of the portfolio) of securities from available for sale to trading. This reclassification provides flexibility to the Company to restructure the portfolio as conditions warrant.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (continued)

          The details concerning securities classified as available for sale with unrealized losses as of December 31, 2007 follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	29,893	107	—	—	29,893	107
Municipal obligations	4,946	17	37,327	1,344	42,273	1,361
Mortgage-backed securities	—	—	206,894	4,717	206,894	4,717
CMOs	—	—	117,489	1,219	117,489	1,219
Other debt securities	4,177	147	23,230	1,450	27,407	1,597
Equity securities	—	—	17	19	17	19

	$39,016	$271	$384,957	$8,749	$423,973	$9,020

          The details concerning securities classified as available for sale with unrealized losses as of December 31, 2006 were as follows (in thousands):

	Losses < 12 months		Losses 12 months or >		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Treasury	$59,194	$49	$500	$8	$59,694	$57
U.S. government agencies	465,684	1,344	440,711	4,710	906,395	6,054
Municipal obligations	2,070	14	36,568	416	38,638	430
Mortgage-backed securities	1,729	1	343,494	9,977	345,223	9,978
CMOs	8	—	114,018	1,991	114,026	1,991
Other debt securities	914	4	32,033	922	32,947	926
Equity securities	3	1	19	19	22	20

	$529,602	$1,413	$967,343	$18,043	$1,496,945	$19,456

          As of December 31, 2007, the securities portfolio totaled $1.68 billion. Of the total portfolio, $424.0 million of securities were in an unrealized loss position of $9.0 million. Management and the Asset/Liability Committee continually monitor the securities portfolio and management is able to effectively measure and monitor the unrealized loss position on these securities. The Company has adequate liquidity and therefore has the ability and additionally the intent to hold these securities to recovery. Accordingly, the unrealized loss of these securities has been determined to be temporary.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (continued)

          Proceeds from sales and pay downs of available for sale securities were approximately $9.2 million in 2007, $157.3 million in 2006 and $133.8 million in 2005. Gross gains of $388,000 in 2007, $309,000 in 2006 and $781,000 in 2005 and gross losses of $115,000 in 2007, $5.5 million in 2006 and $834,000 in 2005 were realized on such sales and pay downs. In the first quarter of 2007, a subsidiary of the Company, Magna Insurance Company, sold thirty securities out of its portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These securities had a gross loss of $37,164.

          Securities with an amortized cost of approximately $1.145 billion at December 31, 2007 and $1.213 billion at December 31, 2006, were pledged primarily to secure public deposits and securities sold under agreements to repurchase. The Company has approximately $6.4 million and $10.0 million of securities pledged with various state regulatory authorities to secure reinsurance receivables as of December 31, 2007 and 2006, respectively.

Note 3. Loans

          Loans, net of unearned income, consisted of the following (in thousands):

	December 31,

	2007	2006

Loans held for sale	$18,957	$16,946
Real estate loans	2,332,891	2,106,659
Commercial and industrial loans	359,519	317,630
Loans to individuals for household, family and other consumer expenditures	571,349	529,762
Leases and other loans	332,798	295,587

	$3,615,514	$3,266,584

          The Company generally makes loans in its market areas of South Mississippi, South Alabama, South and Central Louisiana and Northwest Florida. Loans are made in the normal course of business to its directors, executive officers and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Such loans did not involve more than normal risk of collectibility. Balances of loans to the Company’s directors, executive officers and their affiliates at December 31, 2007 and 2006 were approximately $13.0 million and $14.4 million, respectively. New loans, repayments and changes of directors and executive officers and their affiliates on these loans for 2007 were $3.7 million, $1.6 million and $3.5 million, respectively. New loans, repayments and changes of directors and executive officers and their affiliates on these loans for 2006 were $7.0 million, $1.8 million and $6.0 million, respectively.

          Changes in the allowance for loan losses follow (in thousands):

	2007	2006	2005

Balance at January 1	$46,772	$74,558	$40,682
Recoveries	7,210	12,491	7,052
Loans charged off	(14,452)	(19,515)	(15,811)
Provision for (reversal of) loan losses	7,593	(20,762)	42,635

Balance at December 31	$47,123	$46,772	$74,558

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

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

          In some instances, loans are placed on non-accrual status. All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a non-accrual status. For such period as a loan is in non-accrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on non-accrual status.

          The Company’s investments in impaired loans at December 31, 2007 and December 31, 2006 were $43.5 million and $26.8 million, respectively. Non-accrual and renegotiated loans amounted to approximately 0.36% and 0.11% of total loans at December 31, 2007 and 2006, respectively. In addition, the Company’s other individually evaluated impaired loans amounted to approximately 0.12% and 0.08% of total loans at December 31, 2007 and 2006, respectively. The average amounts of impaired loans carried on the Company’s books for 2007, 2006 and 2005 were $7.7 million, $7.4 million and $9.3 million, respectively, all of which are completely reserved. The amount of interest that would have been recorded on non-accrual loans had the loans not been classified as non-accrual in 2007, 2006 or 2005, was $498,000, $759,000 and $747,000, respectively.

          As of December 31, 2007 and 2006, the Company had $18.8 million and $17.2 million, respectively, in loans carried at fair value. The Company held $19.0 million and $16.9 million in loans held for sale at December 31, 2007 and 2006 carried at lower of cost or market. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Note 4. Property and Equipment

          Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following (in thousands):

	December 31,

	2007	2006

Land and land improvements	$32,679	$26,738
Buildings and leasehold improvements	156,666	72,410
Furniture, fixtures and equipment	59,837	60,411
Construction in progress	14,836	47,038
Software	23,708	22,262

	287,726	228,859
Accumulated depreciation and amortization	(87,160)	(85,397)

Property and equipment, net	$200,566	$143,462

          Depreciation and amortization expense was $14.0 million, $10.4 million and $8.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Capitalized interest was $1.0 million and $0.8 million for the years ended December 31, 2007 and 2006.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Goodwill and Other Intangible Assets

          Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles, the Company tests its goodwill for impairment annually. No impairment charges were recognized during 2007, 2006, or 2005. The carrying amount of goodwill was $62.3 million at both December 31, 2007 and 2006. During 2006, the Company recorded reallocations of goodwill to other intangible assets and the final purchase price for the acquisition of J. Everett Eaves, Inc. The changes in the carrying amount of goodwill for 2007 and 2006 follow (in thousands):

	December 31,

	2007	2006

Balance at January 1	$62,277	$61,418
Reallocation based on subsequent valuation	—	859

Balance at December 31	$62,277	$62,277

          The following tables present information regarding the components of the Company’s other intangible assets, and related amortization for the dates indicated (in thousands):

	December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$14,137	$8,500	$5,637
Value of insurance business acquired	3,757	1,807	1,950
Non-compete agreements	368	252	116
Trade name	100	50	50

	$18,362	$10,609	$7,753

	December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$14,137	$7,290	$6,847
Value of insurance business acquired	3,767	1,459	2,308
Non-compete agreements	368	179	189
Trade name	100	30	70

	$18,372	$8,958	$9,414

	Years Ended December 31,

	2007	2006	2005

Aggregate amortization expense for:
Core deposit intangibles	$1,210	$1,366	$1,654
Value of insurance business acquired	348	626	471
Non-compete agreements	73	103	69
Trade name	20	30	—

	$1,651	$2,125	$2,194

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Goodwill and Other Intangible Assets (continued)

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

2008	$1,518
2009	1,484
2010	1,425
2011	1,177
2012	953
Thereafter	1,196

$7,753

Note 6. Mortgage Banking (including Mortgage Servicing Rights)

          The changes in the carrying amounts of mortgage servicing rights for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

	Gross Carrying Amount	Valuation Allowance	Net Carrying Amount

Balance as of December 31, 2005	$4,292	$(2,716)	$1,576
Additions	21	—	21
Disposals	(475)	368	(107)
Amortization	—	(549)	(549)

Balance as of December 31, 2006	3,838	(2,897)	941
Additions	9	—	9
Disposals	(342)	282	(60)
Amortization	—	(345)	(345)

Balance as of December 31, 2007	$3,505	$(2,960)	$545

          Amortization expense was $345, $549, and $818 for years ended December 31, 2007, 2006 and 2005. The following table shows estimated amortization expense of mortgage servicing rights for the five succeeding years and thereafter, calculated based on current amortization schedules (in thousands):

2008	$219
2009	152
2010	99
2011	53
2012	16
Thereafter	6

$545

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Mortgage Banking (including Mortgage Servicing Rights) (continued)

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

          Impairment for mortgage servicing rights occurs when the estimated fair value falls below amortized cost. Fair value is determined utilizing specific risk characteristics of the mortgage loan, current interest rates and current prepayments speeds. The Company had no impairment for mortgage servicing rights in 2007, 2006 and 2005.

          At December 31, 2007, the fair value of mortgage servicing rights was $1.8 million, with a weighted average coupon of 5.73%. At December 31, 2006, the fair value of mortgage servicing rights was $2.2 million, with a weighted average coupon of 5.73%.

Note 7. Deposits

          The maturities of time deposits at December 31, 2007 follow (in thousands):

2008	$1,925,265
2009	106,742
2010	37,542
2011	26,832
2012	37,355
Thereafter	8

$2,133,744

          Time deposits of $100,000 or more totaled approximately $935.3 million and $735.6 million at December 31, 2007 and 2006, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Borrowings

Short-Term Borrowings

          The following table presents information concerning federal funds purchased and sold and securities sold under agreements to repurchase (in thousands):

	December 31,

	2007	2006

Federal funds sold
Amount outstanding at period-end	$117,721	$212,242
Weighted average interest rate at period-end	4.32%	5.09%

Federal funds purchased
Amount outstanding at period-end	$4,100	$3,800
Weighted average interest rate at period-end	4.02%	4.95%
Weighted average interest rate during the year	4.99%	5.38%
Average daily balance during the year	$4,174	$11,557
Maximum month end balance during the year	$4,100	$49,160

Securities sold under agreements to repurchase
Amount outstanding at period-end	$371,604	$218,591
Weighted average interest rate at period-end	3.63%	3.72%
Weighted average interest rate during the year	3.70%	3.62%
Average daily balance during the year	$216,730	$250,603
Maximum month end balance during the year	$371,604	$425,753

          The contractual maturity of federal funds purchased and securities sold under agreements to repurchase is demand or due overnight.

          Specific U. S. Treasury and U. S. Government agencies with carrying values of $371.6 million at December 31, 2007 and $218.6 million at December 31, 2006 collateralized the repurchase agreements. The fair value of this collateral approximated $375.6 million at December 31, 2007 and $216.6 million at December 31, 2006.

Long-Term Borrowings

          As of December 31, 2007, the Company had $199.2 million in long-term borrowings classified as securities sold under agreements to repurchase. Combined with short-term borrowings of $172.4 million, the Company’s total position in securities sold under agreements to repurchase was $371.6 million. On April 6, 2006, the Company completed an early retirement of its $50.0 million debt obligation to the Federal Home Loan Bank (FHLB). This obligation was recorded as a long-term liability in the Consolidated Balance Sheets as of December 31, 2005. As a result of this transaction, a $41,000 loss on early extinguishment of debt was recognized in 2006. The Company has an approved line of credit with the FHLB of approximately $346.8 million, which is secured by a blanket pledge of certain residential mortgage loans. This line of credit had no outstanding balances at December 31, 2007 and 2006.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stockholders’ Equity

Regulatory Capital

          Common stockholders’ equity of the Company includes the undistributed earnings of the bank subsidiaries. Dividends are payable only out of undivided profits or current earnings. Moreover, dividends to the Company’s stockholders can generally be paid only from dividends paid to the Company by the Banks. Consequently, dividends are dependent upon earnings, capital needs, regulatory policies and statutory limitations affecting the Banks. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Hancock Bank of Louisiana are subject to approval by the Commissioner of Financial Institutions of the State of Louisiana. Dividends paid by Hancock Bank of Florida are subject to approval by the Florida Department of Financial Services and those paid by Hancock Bank of Alabama are subject to approval by Alabama State Banking Department. The amount of capital of the subsidiary banks available for dividends at December 31, 2007 was approximately $78.7 million.

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

          The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement prompt corrective actions for institutions that it regulates. The rules provide that an institution is “well capitalized” if its total risk-based capital ratio is 10.0% or greater, its Tier 1 risked-based capital ratio is 6.0% or greater, its leverage ratio is 5.0% or greater and the institution is not subject to a capital directive. Under this regulation, all of the subsidiary banks were deemed to be “well capitalized” as of December 31, 2007 and 2006 based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change these classifications.

          The Company and its bank subsidiaries are required to maintain certain minimum capital levels. At December 31, 2007 and 2006, the Company and the Banks were in compliance with their respective statutory minimum capital requirements. Following is a summary of the actual capital levels at December 31, 2007 and 2006 (amounts in thousands):

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stockholders’ Equity (continued)

	Actual		Required for Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio %	Amount	Ratio %	Amount		Ratio %

At December 31, 2007
Total capital (to risk weighted assets)
Company	$546,178	12.07	$361,878	8.00	$	N/A	N/A
Hancock Bank	286,646	12.26	187,098	8.00		233,873	10.00
Hancock Bank of Louisiana	208,285	10.46	159,317	8.00		199,147	10.00
Hancock Bank of Florida	26,928	18.08	11,912	8.00		14,890	10.00
Hancock Bank of Alabama*	9,571	19.90	3,848	8.00		4,810	10.00

Tier 1 capital (to risk weighted assets)
Company	$498,731	11.03	$180,939	4.00	$	N/A	N/A
Hancock Bank	260,240	11.13	93,549	4.00		140,324	6.00
Hancock Bank of Louisiana	189,324	9.51	79,659	4.00		119,488	6.00
Hancock Bank of Florida	25,384	17.05	5,956	4.00		8,934	6.00
Hancock Bank of Alabama	9,209	19.15	1,924	4.00		2,886	6.00

Tier 1 leverage capital
Company	$498,731	8.51	$175,801	3.00	$	N/A	N/A
Hancock Bank	260,240	7.97	97,968	3.00		163,281	5.00
Hancock Bank of Louisiana	189,324	7.55	75,225	3.00		125,374	5.00
Hancock Bank of Florida	25,384	16.79	4,536	3.00		7,560	5.00
Hancock Bank of Alabama	9,209	25.33	1,091	3.00		1,818	5.00

At December 31, 2006
Total capital (to risk weighted assets)
Company	$557,222	13.60	$327,792	8.00	$	N/A	N/A
Hancock Bank	307,655	14.33	171,729	8.00		214,661	10.00
Hancock Bank of Louisiana	200,829	11.23	143,037	8.00		178,797	10.00
Hancock Bank of Florida	27,414	20.08	10,920	8.00		13,651	10.00

Tier 1 capital (to risk weighted assets)
Company	$510,639	12.46	$163,896	4.00	$	N/A	N/A
Hancock Bank	280,773	13.08	85,864	4.00		128,796	6.00
Hancock Bank of Louisiana	182,835	10.23	71,519	4.00		107,278	6.00
Hancock Bank of Florida	25,707	18.83	5,460	4.00		8,190	6.00

Tier 1 leverage capital
Company	$510,639	8.63	$177,575	3.00	$	N/A	N/A
Hancock Bank	280,773	7.98	105,513	3.00		175,855	5.00
Hancock Bank of Louisiana	182,835	7.69	71,348	3.00		118,913	5.00
Hancock Bank of Florida	25,707	17.77	4,340	3.00		7,233	5.00

* Hancock Bank of Alabama opened in April 2007.

2006 SAB No. 108 Adjustment to Beginning Retained Earnings

          In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stockholders’ Equity (continued)

statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB No.108. The rollover approach quantifies misstatements based on the amount of the error in the current year consolidated statement of income, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The Company elected to record the effects of applying SAB No. 108 using the cumulative effect transition method as an adjustment to fiscal 2006 beginning retained earnings. This resulted in a $2.9 million adjustment to the 2006 beginning balance of retained earnings. These adjustments related to net deferred loan fees, accrued interest receivable, equity investment in subsidiary, franchise tax payable, and income tax expense.

Note 10. Retirement and Employee Benefit Plans

          At December 31, 2007, the Company had a pension plan and two postretirement plans for employees, which are described more fully below. The Company has accounted for its defined benefit pension plan using the actuarial model required by SFAS No. 87, Employers’ Accounting for Pensions. The compensation cost of an employee’s pension benefit has been recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method has been utilized for funding purposes. The Company also sponsors two defined benefit postretirement plans, which provide medical benefits and life insurance benefits. The Company has accounted for these plans using the actuarial computations required by SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions as amended by SFAS No. 132. The cost of the defined benefit postretirement plan has been recognized on the projected unit credit method over the employee’s approximate service period.

          Effective December 31, 2006, the Company adopted certain requirements of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R). Under SFAS No. 158, the Company is required to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet. This pronouncement also requires the Company to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for years ending after December 15, 2006. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. With the adoption of the change in measurement date of SFAS No. 158, the Company will record an $815,107 adjustment to beginning 2008 retained earnings. Results for prior periods have not been restated.

Defined Benefit Plan - Pension

          The Company has a noncontributory defined benefit pension plan covering employees who have been employed by the Company one year and who have worked a minimum of 1,000 hours during the calendar year. The Company’s current policy is to contribute annually the minimum amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and the employee’s compensation during the last five years of employment. The measurement date for the pension plan is September 30, 2007. Data relative to the pension plan is as follows (in thousands):

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retirement and Employee Benefit Plans (continued)

	September 30,

	2007	2006

Change in benefit obligation
Benefit obligation, beginning of year	$68,293	$65,191
Service cost	2,656	2,304
Interest cost	3,834	3,499
Actuarial loss	1,331	53
Benefits paid	(2,911)	(2,754)

Benefit obligation, end of year	$73,203	$68,293

Change in plan assets
Fair value of plan assets, beginning of year	$51,935	$48,509
Actual return on plan assets	6,275	2,584
Employer contributions	4,695	3,854
Benefit payments	(2,911)	(2,754)
Expenses	(253)	(258)

Fair value of plan assets, end of year	$59,741	$51,935

Funded status at end of year - net liability	$(13,462)	$(16,358)

Amounts recognized in accumulated other comprehensive income
Unrecognized loss at beginning of year	$20,307	$19,868
Amount of (gain)/loss recognized during the year	(1,122)	1,062
Gain due to changes in actuarial assumptions	(486)	(623)

Unrecognized loss at end of year	$18,699	$20,307

Net periodic expense is as follows (in thousands):

	Years Ended December 31,

	2007	2006	2005

Net periodic benefit cost
Service cost	$2,656	$2,304	$2,153
Interest cost	3,834	3,499	3,395
Expected return on plan assets	(4,206)	(3,867)	(3,410)
Amortization of prior service cost	—	—	26
Recognized net amortization and deferral	1,122	1,062	999

Net pension benefit cost	$3,406	$2,998	$3,163

Other changes in plan assets and benefit obligations
recognized in other comprehensive income, before taxes
Net (gain)/loss	$(1,122)	$1,062	$—
Gain due to changes in actuarial assumptions	(486)	(623)	—

Total recognized in other comprehensive income	$(1,608)	$439	$—

Total recognized in net periodic benefit cost
and other comprehensive income	$1,798	$3,437	$3,163

Weighted average assumptions as of measurement date
Discount rate for benefit obligations	6.31%	5.75%	5.50%
Discount rate for net periodic benefit cost	6.31%	5.75%	5.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	3.00%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retirement and Employee Benefit Plans (continued)

          The long term rate of return is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. The result is then adjusted for inflation. The Company changed to the Citigroup Discount Pension Curve in 2007 from the Aa Seasoned Moody Twenty Year Bond Rate which was used in 2006. The Company used the Citigroup Discount Pension Curve discount rate at September 30, 2007. This curve had a duration of 15.32 years, which closely aligned with the duration of the Company’s benefit obligation of 16.22 years.

          The Company has been making the contributions required by the Internal Revenue Service. The Company’s contributions to this plan were $4.6 million in 2007, $4.7 million in 2006 and $2.7 million in 2005. The Company expects to contribute $3.1 million to the pension plan in 2008. The following pension plan benefit payments, which reflect expected future service, are expected to be made (in thousands):

2008	$3,119
2009	3,197
2010	3,229
2011	3,405
2012	3,578
2013 - 2017	22,716

$39,244

          The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2007.

          The Company’s pension plan weighted-average asset allocations and target allocations at December 31, 2007 and 2006, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation at December 31,

Asset category	2007	2006	2007	2006

Equity securities	51%	54%	30-60%	30-60%
Fixed income securities	44%	45%	40-70%	40-70%
Cash equivalents	5%	1%	0-10%	0-10%

	100%	100%

          The investment strategy of the pension plan is to emphasize a balanced return of current income and growth of principal while accepting a moderate level of risk. The investment goal of the plan is to meet or exceed the return of balanced market index comprised of 50% of the S&P 500 Index and 50% Lehman Brothers Intermediate Aggregate Index. The pension plan investment committee meets periodically to review the policy, strategy and performance of the plan. The pension plan’s assets do not include any of the Company’s common stock at December 31, 2007 or 2006.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retirement and Employee Benefit Plans (continued)

          The measurement date for the plans is December 31, 2007. The Company used a 6.40% and 5.75% discount rate for the determination of the projected postretirement benefit obligation as of December 31, 2007 and 2006, respectively. The discount rate is based on the published Aa Seasoned Moody Twenty Year Bond Rate as of the measurement date, adjusted within a band of 25 basis points. The adjustment reflects the general longer duration of liabilities under the Hancock Bank Pension Plan since the Plan does not pay lump sums in excess of $6,000.

Data relative to these postretirement benefits is as follows (in thousands):

	Years Ended December 31,

	2007	2006

Change in postretirement benefit obligation
Projected postretirement benefit obligation, beginning of year	$7,438	$7,517
Service cost	168	315
Interest cost	485	393
Plan participants’ contributions	286	156
Actuarial (gain)/loss	1,012	(425)
Benefit payments	(908)	(518)

Projected postretirement benefit obligation, end of year	$8,481	$7,438

Change in plan assets
Plan assets, beginning of year	$—	$—
Employer contributions	622	362
Plan participants’ contributions	286	156
Benefit payments	(908)	(518)

Plan assets, end of year	$—	$—

Funded status at end of year - net liability	$(8,481)	$(7,438)

Amounts recognized in other comprehensive income
Net loss	$2,476	$1,712
Prior service cost	(261)	(314)
Net obligation	21	26

	$2,236	$1,424

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retirement and Employee Benefit Plans (continued)

The following table shows the composition of net period postretirement benefit cost (in thousands):

	Years Ended December 31,

	2007	2006	2005

Net periodic postretirement benefit cost
Service cost	$168	$315	$269
Interest costs	485	393	380
Amortization of net loss	249	116	86
Amortization of transition obligation	5	5	5
Amortization of prior service cost	(53)	(53)	(53)

Net periodic postretirement benefit cost	$854	$776	$688

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Amount of gain recognized during the year	$(249)	$(115)	$—
(Gain)/loss due to changes in actuarial assumption	1,012	(426)	—

Total recognized in other comprehensive income	$763	$(541)	$—

Total recognized in net periodic benefit cost and other comprehensive income	$1,617	$235	$688

          For measurement purposes in 2007, an 8.0% annual rate of increase in the over age 65 per capita costs of covered health care benefits was assumed for 2008. The rate was assumed to decrease gradually to 5.00% over 3 years and remain at that level thereafter. In 2006, a 9.0% annual rate of increase in the over age 65 per capita costs of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.00% over 4 years and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. The following table illustrates the effect on the postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates:

	1% Decrease in Rates	Assumed Rates	1% Increase in Rates

Aggregated service and interest cost	$585	$653	$737
Postretirement benefit obligation	7,767	8,481	9,342

          The Company expects to contribute $734,000 to the plans in 2008. Expected benefits to be paid over the next ten years and are reflected the following table (in thousands):

2008	$734
2009	675
2010	693
2011	712
2012	596
2013 - 2017	2,368

$5,778

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retirement and Employee Benefit Plans (continued)

          The following table shows the amounts in accumulated other comprehensive loss that the Company expects to be recognized as net periodic benefit cost during the year ending December 31, 2008 (in thousands):

Prior service cost	$(53)
Net transition obligation	5
Net loss	136

Total	$88

Defined Contribution Plan – 401(k)

          The Company has a 401(k) retirement plan covering substantially all employees who have been employed 90 days excluding on call, temporary, and seasonal employees and meet certain other requirements. Under this plan, employees can contribute a portion of their salary within limits provided by the Internal Revenue Code into the plan. The Company’s contributions to this plan were $1.5 million in 2007, $1.4 million in 2006 and $1.2 million in 2005.

Nonqualified Deferred Compensation Plans

          The Company has two nonqualified deferred compensation plans covering key employees who have met certain requirements. The Company’s contributions to this plan were $536,000 in 2007. There were no contributions to this plan in 2006 or 2005.

Employee Stock Purchase Plan

          The Company has an employee stock purchase plan that is designed to provide the employees of the Company a convenient means of purchasing common stock of the Company. Substantially all salaried, full time employees, with the exception of Leo W. Seal, Jr., President, who have been employed by the Company 90 days excluding on call, temporary, and seasonal employees, are eligible to participate. The Company makes no contribution to each participant’s contribution. The numbers of shares purchased under this plan were 11,623 in 2007, 7,213 in 2006 and 10,461 in 2005.

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

Note 11. Stock-Based Payment Arrangements

          At December 31, 2007, the Company had two share-based payment plans for employees, which are described below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Compensation cost for stock options was not recognized in our Condensed Consolidated Statements of Income until December 2005, when the Board approved accelerated vesting for all outstanding unvested options granted to employees. No compensation cost was recognized prior to 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, compensation cost was recognized for restricted share awards. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective method. Under this method, compensation cost recognized in 2006 includes: (1) compensation cost for all the Company’s share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stock-Based Payment Arrangements (continued)

with the original provisions of SFAS No. 123, and (2) compensation cost for all the Company’s share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

          For the years ended December 31, 2007, 2006, and 2005 total compensation cost for share-based compensation recognized in income was $1,155,000, $3,690,000, and $1,289,000, respectively. The total recognized tax benefit related to the share-based compensation was $316,000, $1,158,000, and $334,000, respectively, for years 2007, 2006 and 2005.

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

          Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit classified as a financing cash inflow and classified as an operating cash outflow for the years ended December 31, 2007 and 2006 was $345,000 and $3,493,000, respectively.

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

Year Ended

December 31, 2005

Net income, as reported	$54,032
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	558
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,954)

Pro forma net income	$45,636

Earnings per share
Basic - as reported	$1.67

Basic - pro forma	$1.41

Diluted - as reported	$1.64

Diluted - pro forma	$1.38

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stock-Based Payment Arrangements (continued)

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

	Years Ended December 31,

	2007	2006	2005

Expected volatility	29.02% - 30.89%	29.87%	31.33%
Expected dividends	2.47% - 2.52%	1.61% - 1.96%	2.12%
Expected term (in years)	5.6 - 9	5 - 8	5 - 8
Risk-free rates	3.87% - 5.10%	4.30% - 4.54%	4.00%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stock-Based Payment Arrangements (continued)

A summary of option activity and changes under the plans for 2007 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2007	1,509,948	$27.04
Granted	99,407	$38.86
Exercised	(232,382)	$19.23		$5,151
Forfeited or expired	(31,640)	$36.44

Outstanding at December 31, 2007	1,345,333	$29.04	6.1	$13,432

Exercisable at December 31, 2007	1,001,360	$25.03	5.2	$13,432

Share options expected to vest	297,874	$40.70	8.6	$123

          The weighted-average grant-date fair values of options granted during 2007, 2006, and 2005 were $12.14, $14.21, and $13.43, respectively, per optioned share. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $5.2 million, $8.2 million, and $2.3 million, respectively.

          A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during 2007, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)

Nonvested at January 1, 2007	522,520	$20.42
Granted	167,035	$22.66
Vested	(75,955)	$15.23
Forfeited	(26,535)	$20.51

Nonvested at December 31, 2007	587,065	$21.72

          As of December 31, 2007, there was $7.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares which vested during 2007 and 2006 was $1.2 million and $153 thousand, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

          Cash, Short-Term Investments and Federal Funds Sold - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

           Securities - Estimated fair values for securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on market prices of comparable instruments.

           Loans, Net of Unearned Income - The fair value of loans is estimated by discounting the future cash flows using the current rates for similar loans with the same remaining maturities.

           Accrued Interest Receivable and Accrued Interest Payable– The carrying amounts are a reasonable estimate of their fair values.

           Deposits – SFAS No. 107 requires that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, be assigned fair values equal to amounts payable upon demand (carrying amounts). The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

           Federal Funds Purchased - For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

           Securities Sold under Agreements to Repurchase and Federal Funds Purchased – For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

           Long-Term Notes - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value is estimated by discounting the future contractual cash flows using current market rates at which similar Notes over the same remaining term could be obtained.

           Commitments - The fair value of loan commitments and letters of credit approximate the fees currently charged for similar agreements or the estimated cost to terminate or otherwise settle similar obligations. The fees associated with these financial instruments, or the estimated cost to terminate, as applicable are immaterial.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Fair Value of Financial Instruments (continued)

          The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	December 31,

	2007		2006

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, interest-bearing deposits and federal funds sold	$308,896	$308,896	$412,553	$412,553
Securities	1,677,621	1,677,621	1,903,658	1,903,658
Loans, net of unearned income	3,615,514	3,828,989	3,266,584	3,360,368
Accrued interest receivable	35,117	35,117	33,700	33,700

Financial liabilities:
Deposits	$5,009,534	$5,026,639	$5,030,991	$5,021,479
Federal funds purchased	4,100	4,100	3,800	3,800
Securities sold under agreements to repurchase	371,604	371,604	218,591	218,591
Long-term notes	793	793	258	258
Accrued interest payable	9,105	9,105	8,222	8,222

Note 13. Commitments and Contingencies

Lending Related

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

	December 31,

	2007	2006

Commitments to extend credit	$1,110,935	$963,098
Letters of credit	86,969	69,468

          Approximately $524.7 million and $455.6 million of commitments to extend credit at December 31, 2007 and 2006, respectively, were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Commitments and Contingencies (continued)

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. The Company accounts for these commitments under the provisions of the FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others. The liability associated with letters of credit is not material to the Company’s consolidated financial statements. Letters of credit are supported by collateral or borrower guarantee sufficient to cover any draw on the letter that would result in an outstanding loan.

Visa Litigation

          In October 2007, Hancock Bank, as a member of Visa U.S.A. Inc. “Visa U.S.A.”, received shares of restricted stock in Visa, Inc. “Visa” as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering. On November 7, 2007, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit in the amount of $2.065 billion. As reported by Visa in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007, the settlement became effective upon receipt of the requisite approval of Visa U.S.A. members on November 9, 2007. Hancock Bank and other Visa U.S.A. member banks are obligated to share in potential losses resulting from this and certain other litigation. In consideration of the announced American Express settlement and additional VISA litigation disclosed in VISA’s 2007 Form 10-K, and Hancock Bank’s proportionate membership share of Visa U.S.A., Hancock Bank recorded in the fourth quarter of 2007 in accordance with FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others, a liability and corresponding pre-tax expense of approximately $2.45 million. The expense is included in Other Expense on the Consolidated Statement of Income and the liability is included in Other Liabilities on the Consolidated Balance Sheet. As disclosed in Visa’s Form 8-K filed with the SEC on November 7, 2007, Visa intends that payments related to the above litigation matters will be funded from an escrow account to be established with a portion of the proceeds from its planned initial public offering. Hancock Bank currently anticipates that its proportional share of the proceeds of the planned initial public offering by Visa will more than offset any liabilities related to Visa litigation.

Legal Proceedings

          The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, all such matters are not expected to have a material adverse effect on the financial statements of the Company.

Lease Commitments

Hancock currently has capital and operating leases for buildings and equipment that expire from 2008 to 2049. It is expected that certain leases will be renewed or equipment replaced as leases expire. Certain of these leases have escalation clauses that are being amortized on a straight-line basis over the term of the lease as required by SFAS No. 13, Accounting for Leases. Future minimum lease payments for all non-cancelable capital and operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2007 (in thousands):

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Commitments and Contingencies (continued)

	Captial Leases	Operating Leases

2008	$144	$4,823
2009	152	4,268
2010	81	3,501
2011	26	2,248
2012	28	1,738
Thereafter	114	5,092

Total minimum lease payments	545	$21,670

Amounts representing interest	147

Present value of net minimum lease payments	$398

          Rental expense approximated $6.4 million, $5 million, and $4.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 14. Other Noninterest Income and Other Noninterest Expense

          The components of other noninterest income and other noninterest expense are as follows (in thousands):

	Years Ended December 31,

	2007	2006	2005

Other noninterest income:
Income from bank owned life insurance	$4,912	$4,091	$3,449
Outsourced check income	2,288	2,801	1,345
Income on real estate option	—	859	1,145
Safety deposit box income	794	842	807
Appraisal fee income	926	852	694
Other	5,661	3,912	4,942

Total other noninterest income	$14,581	$13,357	$12,382

Other noninterest expense:
Postage	$3,851	$3,731	$3,780
Communication	6,602	5,918	4,040
Data processing	15,195	11,531	7,824
Professional fees	15,234	13,968	10,410
Taxes and licenses	3,514	3,346	3,607
Printing and supplies	2,252	1,997	1,787
Marketing	7,032	6,642	5,232
Regulatory and other fees	4,433	5,513	3,663
Miscellaneous expense	10,522	9,927	8,578
Other expense	7,209	8,119	5,791

Total other noninterest expense	$75,844	$70,692	$54,712

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes

          Income taxes consisted of the following components (in thousands):

	Years Ended December 31,

	2007	2006	2005

Current federal	$19,150	$19,879	$34,183
Current state	1,209	2,066	3,089

Total current provision	20,359	21,945	37,272

Deferred federal	6,264	22,641	(14,864)
Deferred state	1,296	1,958	(3,537)

Total deferred provision (benefit)	7,560	24,599	(18,401)

Total tax expense	$27,919	$46,544	$18,871

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	2007	2006

Deferred tax assets
Pension liability	$8,787	$9,123
Postretirement benefit obligation	3,084	2,187
Allowance for loan losses	17,420	17,321
Deferred compensation	3,725	1,658
Unrealized loss on securities available for sale	—	4,579
VISA settlement	858	—
Stock compensation	1,151	812
Other	644	—

Gross deferred tax assets	35,669	35,680

Deferred tax liabilities
Pension contribution	(2,938)	(2,486)
Loan servicing assets	(209)	(360)
Property and equipment depreciation	(22,862)	(7,552)
Other intangible assets	(2,770)	(2,984)
Discount accretion on securities, net	(656)	(3,412)
Prepaid expenses	(2,164)	(1,525)
Unrealized (gain) on securities available for sale	(94)	—
Other	—	(817)

Gross deferred tax liabilities	(31,693)	(19,136)

Net deferred tax asset	$3,976	$16,544

          The deferred tax assets above are net of an immaterial valuation allowance due to miscellaneous state net operating losses. Other than these items, no valuation allowance related to deferred tax assets has been recorded on December 31, 2007 and 2006, as management believes it is more likely than not that the remaining deferred tax assets will be fully utilized.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes (continued)

          The reason for differences in income taxes reported compared to amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes were as follows (in thousands):

	Years Ended December 31,

	2007		2006		2005

	Amount	%	Amount	%	Amount	%

Taxes computed at statutory rate	$35,634	35%	$51,921	35%	$25,526	35%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	1,628	2%	2,616	2%	1,059	1%
Tax-exempt interest	(5,072)	-5%	(4,311)	-3%	(4,105)	-5%
Bank owned life insurance	(1,807)	-2%	(1,417)	-1%	(1,279)	-2%
Tax credits	(3,510)	-3%	(2,357)	-2%	(674)	-1%
Other, net	1,046	1%	92	—	(1,656)	-2%

Income tax expense	$27,919	28%	$46,544	31%	$18,871	26%

Due to recent tax legislation following Hurricane Katrina, tax credits available to the Company for the 2007 and 2006 tax years include the Worker’s Opportunity Tax Credit and the Gulf Tax Credit.

FIN 48

          The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007 and determined that no adjustment was required to retained earnings due to the adoption of this Interpretation. There were no material uncertain tax positions at December 31, 2007. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

          It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. As of December 31, 2007, the interest accrued is considered immaterial to the Company’s consolidated balance sheet.

          The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2004.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Earnings Per Share

          Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Years Ended December 31,

	2007	2006	2005

Net income available to common stockholders - used in computation of basic and diluted earnings per common share	$73,892	$101,802	$54,032

Weighted average number of common shares outstanding - used in computation of basic earnings per common share	32,000	32,534	32,365

Effect of dilutive securities Stock options and restricted stock awards	545	770	601

Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted earnings per common share	32,545	33,304	32,966

          The Company had no shares of anti-dilutive options in 2007 and 55,398 anti-dilutive options in 2006. There were no anti-dilutive options in 2005.

Note 17. Segment Reporting

          The Company’s primary segments are geographically divided into the Mississippi (MS), Louisiana (LA), Florida (FL) and Alabama (AL) markets. Each segment offers the same products and services but is managed separately due to different pricing, product demand and consumer markets. The three segments offer commercial, consumer and mortgage loans and deposit services. In all tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc., Hancock Insurance Agency, Inc., Harrison Finance Company, Magna Insurance Company and three real estate corporations owning land and buildings that house bank branches and other facilities. Following is selected information for the Company’s segments (in thousands):

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Segment Reporting (continued)

	Year Ended December 31, 2007

	MS	LA	FL	AL	Other	Eliminations	Consolidated

	(In thousands)
Interest income	$179,930	$148,721	$9,583	$1,238	$25,769	$(19,376)	$345,865
Interest expense	79,189	66,699	5,023	462	7,779	(18,916)	140,236

Net interest income	100,741	82,022	4,560	776	17,990	(460)	205,629
Provision for (reversal of) loan losses	(22)	3,744	427	400	3,044	—	7,593
Noninterest income	51,433	36,875	849	47	28,967	(42)	118,129
Depreciation and amortization	9,665	3,323	452	54	545	—	14,039
Other noninterest expense	87,426	70,837	5,576	1,559	36,511	(1,594)	200,315

Income before income taxes	55,105	40,993	(1,046)	(1,190)	6,857	1,092	101,811
Income tax expense (benefit)	15,788	10,458	(603)	(399)	2,675	—	27,919

Net income (loss)	$39,317	$30,535	$(443)	$(791)	$4,182	$1,092	$73,892

Total assets	$3,351,986	$2,512,200	$168,790	$48,619	$815,011	$(840,627)	$6,055,979

Total interest income from affiliates	$19,327	$—	$—	$49	$—	$(19,376)	$—

Total interest income from external customers	$160,603	$148,721	$9,583	$1,189	$25,769	$—	$345,865

(Amortization) & accretion of securities	$(868)	$(974)	$44	$1	$13	$—	$(1,784)

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Segment Reporting (continued)

	Year Ended December 31, 2006

	MS	LA	FL	Other	Eliminations	Consolidated

	(In thousands)
Interest income	$193,698	$136,844	$8,108	$20,270	$(14,590)	$344,330
Interest expense	72,154	52,833	2,934	6,103	(14,161)	119,863

Net interest income	121,544	84,011	5,174	14,167	(429)	224,467
Provision for (reversal of) loan losses	(19,811)	(4,446)	834	2,661	—	(20,762)
Noninterest income	47,844	29,782	346	25,966	(105)	103,833
Depreciation and amortization	6,986	2,611	319	527	—	10,443
Other noninterest expense	89,978	61,688	5,172	33,479	(44)	190,273

Income before income taxes	92,235	53,940	(805)	3,466	(490)	148,346
Income tax expense (benefit)	23,074	24,035	(603)	(796)	834	46,544

Net income (loss)	$69,161	$29,905	$(202)	$4,262	$(1,324)	$101,802

Total assets	$3,454,274	$2,365,422	$158,836	$807,912	$(821,879)	$5,964,565

Total interest income from affiliates	$13,895	$6	$260	$—	$(14,161)	$—

Total interest income from external customers	$179,803	$136,838	$7,848	$20,270	$(429)	$344,330

(Amortization) & accretion of securities	$10,287	$1,123	$(51)	$(59)	$—	$11,300

	Year Ended December 31, 2005

	MS	LA	FL	Other	Eliminations	Consolidated

	(In thousands)
Interest income	$140,583	$109,248	$6,563	$17,037	$(9,800)	$263,631
Interest expense	45,392	33,184	1,796	3,902	(9,455)	74,819

Net interest income	95,191	76,064	4,767	13,135	(345)	188,812
Provision for loan losses	24,744	14,836	494	2,561	—	42,635
Noninterest income	46,197	28,061	476	23,671	(135)	98,270
Depreciation and amortization	5,299	2,467	453	498	—	8,717
Other noninterest expense	73,725	56,065	4,349	28,819	(131)	162,827

Income before income taxes	37,620	30,757	(53)	4,928	(349)	72,903
Income tax expense (benefit)	16,673	(191)	170	2,260	(41)	18,871

Net income (loss)	$20,947	$30,948	$(223)	$2,668	$(308)	$54,032

Total assets	$3,546,748	$2,138,894	$122,845	$697,548	$(555,848)	$5,950,187

Total interest income from affiliates	$9,334	$—	$121	$—	$(9,455)	$—

Total interest income from external customers	$131,249	$109,248	$6,442	$17,037	$(345)	$263,631

(Amortization) & accretion of securities	$(477)	$(1,228)	$(81)	$(61)	$—	$(1,847)

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Segment Reporting (continued)

          The Company allocated administrative charges between its Louisiana, Florida, Alabama and Other segments and its Mississippi segment and the Parent Company. This allocation was based on an analysis of costs for 2007. The administrative charges allocated to the Louisiana segment were $18.0 million in 2007, $11.8 million in 2006, and $11.6 million in 2005. The Florida segment received $221,000 in allocated administrative charges in 2007, $210,000 in 2006, and $200,000 in 2005. The Other segments allocated charges were $997,300 in 2007, $708,760 in 2006 and $150,000 in 2005. The aforementioned administrative charges were allocated from the Mississippi segment ($19.2 million in 2007, $12.7 million in 2006, and $11.6 million in 2005). Subsidiaries of the Mississippi segment were included in the cost allocation process beginning in 2004. Administrative charges allocated from the Parent Company were $88,000 in 2007, $315,000 in 2006 and $300,000 in 2005.

          Goodwill and other intangible assets assigned to the Mississippi segment totaled approximately $13.5 million, of which $12.1 million represented goodwill and $1.4 million represented core deposit intangibles at December 31, 2007. At December 31, 2006, goodwill and other intangible assets assigned to the Mississippi segment totaled approximately $13.9 million, of which $12.1 million represented goodwill and $1.8 million represented core deposit intangibles. The related core deposit amortization was approximately $409,000 in 2007, $409,000 in 2006, and $518,000 in 2005.

          Goodwill and other intangible assets assigned to the Louisiana segment totaled approximately $37.3 million, of which $33.8 million represented goodwill and $3.5 million represented core deposit intangibles at December 31, 2007. Goodwill and other intangible assets assigned to the Louisiana segment totaled approximately $38.0 million, of which $33.8 million represented goodwill and $4.2 million represented core deposit intangibles at December 31, 2006. The related core deposit amortization was approximately $680,000 in 2007, $815,000 in 2006, and $977,000 in 2005.

          Goodwill and other intangible assets assigned to the Florida segment totaled approximately $12.0 million, of which $11.3 million represented goodwill and $0.7 million represented core deposit intangibles, at December 31, 2007. At December 31, 2006, goodwill and other intangible assets assigned to the Florida segment totaled approximately $12.1 million, of which $11.3 million represented goodwill and $0.8 million represented core deposit intangibles. The related core deposit amortization was approximately $121,000 in 2007, $142,000 in 2006 and $160,000 in 2005.

          Other intangible assets are also assigned to subsidiaries that are included in the “Other” category in the table above and totaled $7.2 million at December 31, 2007 and $7.7 million at December 31, 2006. Those intangibles consist of goodwill, $5.1 million; non-compete agreements, approximately $116,000; value of insurance expirations, approximately $1.9 million and trade name of $50,000.

          The segments performed a fair value based impairment test of goodwill and determined that the fair values of these reporting units exceeded their carrying values at December 2007, 2006 and 2005. No impairment loss, therefore, was recorded.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Condensed Parent Company Information

          The following condensed financial information reflects the accounts and transactions of Hancock Holding Company (parent company only) for the dates indicated (in thousands):

Condensed Balance Sheets

	December 31,

	2007	2006

Assets:
Cash	$3,843	$6,669
Investment in bank subsidiaries	540,071	537,890
Investment in non-bank subsidiaries	10,552	11,101
Due from subsidiaries and other assets	1,616	3,299

	$556,082	$558,959

Liabilities and Stockholders’ Equity:
Due to subsidiaries	$1,281	$2
Other liabilities	614	547
Stockholders’ equity	554,187	558,410

	$556,082	$558,959

Condensed Statements of Income

	Years Ended December 31,

	2007	2006	2005

Operating Income
From subsidiaries
Dividends received from bank subsidiaries	$90,400	$19,416	$34,900
Dividends received from non-bank subsidiaries	—	537	—
Equity in earnings of subsidiaries greater than (less than) dividends received	(18,214)	80,523	20,702

Total operating income	72,186	100,476	55,602
Other (expense) income	1,473	(407)	512
Income tax provision (benefit)	(233)	(1,733)	2,082

Net income	$73,892	$101,802	$54,032

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Condensed Parent Company Information (continued)

Condensed Statements of Cash Flows

	Years Ended December 31,

	2007	2006	2005

Cash flows from operating activities - principally dividends received from subsidiaries	$93,886	$26,567	$50,670

Cash flows from investing activities - principally Contribution of capital to subsidiary	(10,000)	—	(20,000)

Net cash used by investing activities	(10,000)	—	(20,000)

Cash flows from financing activities:
Dividends paid to stockholders	(30,957)	(29,311)	(23,416)
Stock transactions, net	(55,755)	6,252	(7,876)

Net cash used by financing activities	(86,712)	(23,059)	(31,292)

Net increase (decrease) in cash	(2,826)	3,508	(622)
Cash, beginning of year	6,669	3,161	3,783

Cash, end of year	$3,843	$6,669	$3,161

Note 19. Summary of Quarterly Operating Results (Unaudited)

	2007

	First	Second	Third	Fourth

	(In thousands, except per share data)

Interest income (te)	$88,124	$87,204	$90,033	$90,041
Interest expense	(34,308)	(33,394)	(36,467)	(36,067)

Net interest income (te)	53,816	53,810	53,566	53,974
(Provision for) reversal of loan losses	(1,211)	(1,238)	(1,554)	(3,590)
Noninterest income	25,895	30,227	30,519	31,489
Noninterest expense	(49,140)	(51,857)	(55,196)	(58,162)
Taxable equivalent adjustment	(2,416)	(2,267)	(2,372)	(2,482)

Income before income taxes	26,944	28,675	24,963	21,229
Income tax expense	(7,715)	(8,352)	(7,224)	(4,628)

Net income	$19,229	$20,323	$17,739	$16,601

Earnings per share
Basic	$0.59	$0.63	$0.55	$0.53
Diluted	$0.58	$0.62	$0.55	$0.53

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Summary of Quarterly Operating Results (Unaudited) (continued)

	2006

	First	Second	Third	Fourth

	(In thousands, except per share data)

Interest income (te)	$83,570	$88,382	$91,275	$89,366
Interest expense	(25,273)	(28,636)	(31,988)	(33,966)

Net interest income (te)	58,297	59,746	59,287	55,400
(Provision for) reversal of loan losses	705	—	20,000	57
Noninterest income	25,008	25,942	25,737	27,146
Noninterest expense	(49,165)	(51,172)	(50,337)	(50,042)
Taxable equivalent adjustment	(1,980)	(1,979)	(2,042)	(2,262)

Income before income taxes	32,865	32,537	52,645	30,299
Income tax expense	(10,854)	(10,539)	(16,614)	(8,537)

Net income	$22,011	$21,998	$36,031	$21,762

Earnings per share
Basic	$0.68	$0.68	$1.11	$0.67
Diluted	$0.67	$0.66	$1.08	$0.65

Unaudited - see accompanying accountants’ report.

Net interest income (te) is the primary component of earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

          None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-14(c) and 15d-14(c), a company’s “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Commission’s rules and forms.

          As of December 31, 2007, (the “Evaluation Date”), our Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, our Chief Executive Officers and Chief Financial Officer have concluded Hancock’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to us and required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

          Management is responsible for establishing and maintaining the adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13 – 15(f). Under the supervision and with the participation of management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). This section relates to management’s evaluation of internal control over financial reporting including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

          Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2007. KPMG, under Auditing Standard No. 5, does not express an opinion on management’s assessment as occurred under Auditing Standard No. 2. Under Auditing Standard No. 5 management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. KPMG’s responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on their audit.

ITEM 9B.	OTHER INFORMATION

          None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 27, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

          Pursuant to General Instructions G (3), information on executive compensation will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 27, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

          Pursuant to General Instructions G (3), information on security ownership of certain beneficial owners and management will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 27, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,588,425	$23.81	4,827,798

Equity compensation plans not approved by security holders	—	—	—

Total	1,588,425	$23.81	4,827,798

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

          Pursuant to General Instructions G (3), information on certain relationships and related transactions will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 27, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Pursuant to General Instructions G (3), information on principal accountant fees and services will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 27, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	The following consolidated financial statements of Hancock Holding Company and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Consolidated balance sheets – December 31, 2007 and 2006
Consolidated statements of income – Years ended December 31, 2007, 2006, and 2005
Consolidated statements of stockholders’ equity – Years ended December 31, 2007, 2006, and 2005
Consolidated statements of cash flows –Years ended December 31, 2007, 2006, and 2005
Notes to consolidated financial statements – December 31, 2007 (pages 54 to 92)

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

3.1	Amended and Restated Articles of Incorporation dated November 8, 1990 (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

3.2	Amended and Restated Bylaws dated November 8, 1990 (filed as Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, dated October 16, 1991 (filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1991).

3.4	Articles of Correction, filed with Mississippi Secretary of State on November 15, 1991 (filed as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 1991).

3.5

Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, adopted February 13, 1992 (filed as Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

3.6

Articles of Correction, filed with Mississippi Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

3.7

Articles of Amendment to the Articles of Incorporation adopted February 20, 1997 (filed as Exhibit 3.7 to the Registrant’s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.1

Specimen stock certificate (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

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

*10.1	1996 Long Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

*10.2

Description of Hancock Bank Executive Supplemental Reimbursement Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.3	Description of Hancock Bank Automobile Plan (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.4	Description of Deferred Compensation Arrangement for Directors (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.5

Hancock Holding Company 2005 Long-Term Incentive Plan, filed as Appendix “A” to the Company’s Definitive Proxy Statement filed with the Commission on February 28, 2005 and incorporated herein by reference.

*10.6

Hancock Holding Company Nonqualified Deferred Compensation Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 21, 2005 and incorporated herein by reference.

10.7	Shareholder Rights Agreement dated as of February 21, 1997, between Hancock Holding Company and Hancock Bank, as Rights Agent as extended by the Company.

21	Subsidiaries of Hancock Holding Company.

22

Proxy Statement for the Registrant’s Annual Meeting of Shareholders on March 27, 2008 (deemed “filed” for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK HOLDING COMPANY

Registrant

February 27, 2008	By:	/s/ Carl J. Chaney

Date	Carl J. Chaney
Chief Executive Officer
Director

February 27, 2008	By:	/s/ John M. Hairston

Date	John M. Hairston
Chief Executive Officer
Director

February 27, 2008	By:	/s/ Michael M. Achary

Date	Michael M. Achary
Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leo W. Seal, Jr.	President,	February 27, 2008
Director
Leo W. Seal, Jr.

/s/ George A. Schloegel	Chairman of the Board,	February 27, 2008
Director
George A Schloegel

/s/ Alton G. Bankston	Director	February 27, 2008

Alton G. Bankston

/s/ Frank E. Bertucci	Director	February 27, 2008

Frank E. Bertucci

/s/ Joseph F. Boardman, Jr.	Director	February 27, 2008

Joseph F. Boardman, Jr.

/s/ Don P. Descant	Director	February 27, 2008

Don P. Descant

/s/ James B. Estabrook, Jr.	Director	February 27, 2008

James B. Estabrook, Jr.

(signatures continued)

/s/ James H. Horne	Director	February 27, 2008

James H. Horne

/s/ John H. Pace	Director	February 27, 2008

John H. Pace

/s/ Christine L. Pickering	Director	February 27, 2008

Christine L. Pickering

/s/ Robert W. Roseberry	Director	February 27, 2008

Robert W. Roseberry

/s/ Anthony J. Topazi	Director	February 27, 2008

Anthony J. Topazi

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger between Hancock Holding Company and Lamar Capital Corporation dated February 21, 2001 (Appendix C to the Prospectus contained in the S-4 Registration Statement 333-60280 filed on May 4, 2001 and incorporated by reference herein).

3.1	Amended and Restated Articles of Incorporation dated November 8, 1990 (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

3.2	Amended and Restated Bylaws dated November 8, 1990 (filed as Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, dated October 16, 1991 (filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1991).

3.4	Articles of Correction, filed with Mississippi Secretary of State on November 15, 1991 (filed as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 1991).

3.5

Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, adopted February 13, 1992 (filed as Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

3.6

Articles of Correction, filed with Mississippi Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

3.7

Articles of Amendment to the Articles of Incorporation adopted February 20, 1997 (filed as Exhibit 3.7 to the Registrant’s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.1

Specimen stock certificate (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

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

*10.1	1996 Long Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

*10.2

Description of Hancock Bank Executive Supplemental Reimbursement Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.3	Description of Hancock Bank Automobile Plan (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.4	Description of Deferred Compensation Arrangement for Directors (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.5

Hancock Holding Company 2005 Long-Term Incentive Plan, filed as Appendix “A” to the Company’s Definitive Proxy Statement filed with the Commission on February 28, 2005 and incorporated herein by reference.

*10.6

Hancock Holding Company Nonqualified Deferred Compensation Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 21, 2005 and incorporated herein by reference.

10.7	Shareholder Rights Agreement dated as of February 21, 1997, between Hancock Holding Company and Hancock Bank, as Rights Agent as extended by the Company.

21	Subsidiaries of Hancock Holding Company.

22

Proxy Statement for the Registrant’s Annual Meeting of Shareholders on March 27, 2008 (deemed “filed” for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensatory plan or arrangement.