Form 10-Q
period 2008-03-31
HANCOCK HOLDING CO
filed 2008-05-07
CIK 750577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________to________________________

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
                                    Yes ☒  No☐

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

31,379,371 common shares were outstanding as of April 30, 2008 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2008 (unaudited)	December 31, 2007

ASSETS
Cash and due from banks (non-interest bearing)	$189,359	$182,615
Interest-bearing time deposits with other banks	8,722	8,560
Federal funds sold	358,086	117,721
Trading securities	2,147	197,425
Securities available for sale, at fair value (amortized cost of $1,747,451 and $1,479,963)	1,763,269	1,480,196
Loans held for sale	22,752	18,957
Loans	3,653,775	3,612,883
Less: allowance for loan losses	(53,008)	(47,123)
unearned income	(14,715)	(16,326)

Loans, net	3,586,052	3,549,434
Property and equipment, net of accumulated depreciation of $90,995 and $87,160	203,563	200,566
Other real estate, net	3,425	2,172
Accrued interest receivable	30,479	35,117
Goodwill, net	62,277	62,277
Other intangible assets, net	7,865	8,298
Life insurance contracts	141,456	139,421
Reinsurance receivables	31,698	34,827
Deferred tax asset, net	31	3,976
Other assets	13,932	14,417

Total assets	$6,425,113	$6,055,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$881,380	$907,874
Interest-bearing savings, NOW, money market and time	4,262,205	4,101,660

Total deposits	5,143,585	5,009,534
Federal funds purchased	33,775	4,100
Securities sold under agreements to repurchase	558,790	371,604
Long-term notes	756	793
Policy reserves and liabilities	52,981	58,489
Other liabilities	57,798	57,272

Total liabilities	5,847,685	5,501,792

Stockholders’ Equity
Common stock-$3.33 par value per share; 350,000,000 shares authorized, 31,371,901 and 31,294,607 issued and outstanding, respectively	104,468	104,211
Capital surplus	88,347	87,122
Retained earnings	389,145	377,481
Accumulated other comprehensive loss, net	(4,532)	(14,627)

Total stockholders’ equity	577,428	554,187

Total liabilities and stockholders’ equity	$6,425,113	$6,055,979

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007

Interest income:
Loans, including fees	$62,494	$60,851
Securities - taxable	18,864	19,404
Securities - tax exempt	1,394	1,647
Federal funds sold	1,445	2,867
Other investments	616	939

Total interest income	84,813	85,708

Interest expense:
Deposits	30,599	32,816
Federal funds purchased and securities sold under agreements to repurchase	3,762	1,857
Long-term notes and other interest expense	29	25
Capitalized interest	(46)	(390)

Total interest expense	34,344	34,308

Net interest income	50,469	51,400
Provision for loan losses, net	8,818	1,211

Net interest income after provision for loan losses	41,651	50,189

Noninterest income:
Service charges on deposit accounts	10,790	9,190
Other service charges, commissions and fees	15,556	13,711
Securities gains, net	5,652	6
Other income	4,382	3,556

Total noninterest income	36,380	26,463

Noninterest expense:
Salaries and employee benefits	25,631	26,563
Net occupancy expense	4,601	4,073
Equipment rentals, depreciation and maintenance	2,909	2,272
Amortization of intangibles	365	423
Other expense	16,628	16,377

Total noninterest expense	50,134	49,708

Net income before income taxes	27,897	26,944
Income tax expense	7,840	7,715

Net income	$20,057	$19,229

Basic earnings per share	$0.64	$0.59

Diluted earnings per share	$0.63	$0.58

Dividends paid per share	$0.240	$0.240

Weighted avg. shares outstanding-basic	31,346	32,665

Weighted avg. shares outstanding-diluted	31,790	33,299

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
	Common Stock
	Shares	Amount

Balance, January 1, 2007	32,666,052	$108,778	$139,099	$334,546	$(24,013)	$558,410
Comprehensive income
Net income per consolidated statements of income	—	—	—	19,229	—	19,229
Net change in fair value of securities available for sale, net of tax	—	—	—	—	960	960

Comprehensive income						20,189
Cash dividends paid ($0.240 per common share)	—	—	—	(7,905)	—	(7,905)
Common stock issued, long-term incentive plan, including income tax benefit of $64	79,561	265	159	—	—	424
Compensation expense, long-term incentive plan	—	—	494	—	—	494
Repurchase/retirement of common stock	(228,000)	(759)	(9,245)	—	—	(10,004)

Balance, March 31, 2007	32,517,613	$108,284	$130,507	$345,870	$(23,053)	$561,608

Balance, January 1, 2008	31,294,607	$104,211	$87,122	$377,481	$(14,627)	$554,187
SFAS 158, change in measurement date	—	—	—	(815)	—	(815)
Comprehensive income
Net income per consolidated statements of income	—	—	—	20,057	—	20,057
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	312	312
Net change in fair value of securities available for sale, net of tax	—	—	—	—	9,783	9,783

Comprehensive income						30,152
Cash dividends paid ($0.240 per common share)	—	—	—	(7,578)	—	(7,578)
Common stock issued, long-term incentive plan, including income tax benefit of $92	77,294	257	580	—	—	837
Compensation expense, long-term incentive plan	—	—	645	—	—	645

Balance, March 31, 2008	31,371,901	$104,468	$88,347	$389,145	$(4,532)	$577,428

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,057	$19,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,006	2,826
Provision for loan losses, net	8,818	1,211
Provision for losses on other real estate owned, net	2	26
Gain on sales of other real estate owned, net	(17)	(795)
Deferred tax benefit	(2,044)	(757)
Increase in cash surrender value of life insurance contracts	(2,035)	(1,192)
Gain on sales/paydowns of securities available for sale, net	(2,792)	(6)
Loss/(gain) on disposal of other assets	(231)	(48)
Gain on sale of loans held for sale	(120)	(116)
Gain on trading securities	(2,860)	—
Amortization/(accretion) of securities premium/discount, net	106	(1,700)
Amortization of mortgage servicing rights	57	92
Amortization of intangible assets	365	423
Stock-based compensation expense	645	494
Decrease (increase) in accrued interest receivable	4,638	(1,220)
Increase (decrease) in accrued expenses	4,544	(3,088)
Increase (decrease) in other liabilities	(1,731)	479
Decrease in interest payable	(2,013)	(1,786)
Decrease in policy reserves and liabilities	(5,508)	(6,619)
Decrease in reinsurance receivable	3,129	1,728
Decrease in other assets	485	649
Proceeds from sale of loans held for sale	49,942	57,760
Originations of loans held for sale	(53,617)	(62,045)
Excess tax benefit from share based payments	(92)	(64)
Other, net	(5)	26

Net cash provided by operating activities	23,729	5,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing time deposits	(162)	(1,665)
Proceeds from sales of securities available for sale	2,789	2,293
Proceeds from paydowns of securities held for trading	7,257	—
Proceeds from maturities of securities available for sale	585,918	385,919
Purchases of securities available for sale	(662,612)	(302,643)
Net decrease (increase) in federal funds sold	(240,365)	89,180
Net increase in loans	(47,744)	(50,670)
Purchases of property and equipment	(7,514)	(14,422)
Proceeds from sales of property and equipment	243	85
Proceeds from sales of other real estate	1,071	857

Net cash (used in) provided by investing activities	(361,119)	108,934

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	134,051	(107,228)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	216,861	(4,405)
Repayments of long-term notes	(37)	(2)
Dividends paid	(7,578)	(7,905)
Proceeds from exercise of stock options	745	360
Repurchase/retirement of common stock	—	(10,004)
Excess tax benefit from stock option exercises	92	64

Net cash (used in) provided by financing activities	344,134	(129,120)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	6,744	(14,679)
CASH AND DUE FROM BANKS, BEGINNING	182,615	190,114

CASH AND DUE FROM BANKS, ENDING	$189,359	$175,435

SUPPLEMENTAL INFORMATION:
Income taxes paid	$737,500	$9,077
Interest paid, including capitalized interest of $46 and $390, respectively	36,357	36,094
Restricted stock issued to employees of Hancock	417	2
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$2,308	$166
Transfers from trading securities to available for sale securities	187,641	—

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

           The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year.

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

          Certain reclassifications have been made to conform prior year financial information to the current period presentation. These reclassifications had no material impact on the unaudited condensed consolidated financial statements.

Critical Accounting Policies

          There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2007.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Fair Value of Assets

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. In addition, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment SFAS No. 115 (“SFAS No. 159”), on January 1, 2008. The Company did not elect to fair value any additional items under SFAS No. 159. The Company, in accordance with Financial Accounting Standards Board Staff Position No. 157-2 “The Effective Date of FASB Statement No. 157”, will defer application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

          Fair Value of Assets Measured on a Recurring Basis

          The following table presents for each of the fair-value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at March 31, 2008.

	Level 1	Level 2	Net Balance

Assets
Securities available for sale	$1,576,246	$—	$1,576,246
Municipal bonds available for sale	—	187,023	187,023
Trading securities	2,147	—	2,147
Swaps	—	(2,086)	(2,086)
Loans carried at fair value	—	24,547	24,547
Interest rate lock commitments	—	15	15

Total assets	$1,578,393	$209,499	$1,787,892

          Fair Value of Assets Measured on a Nonrecurring Basis

          Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using quoted appraisals from external parties of the collateral less any prior liens. As of March 31, 2008, the fair value of impaired loans was $32.9 million.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3. Securities

          Available for Sale Securities

          In the first quarter of 2008, as part of VISA’s initial public offering, VISA redeemed 37.5% of Hancock’s membership shares to cover pending litigation resulting in proceeds of $2.8 million in a realized security gain. During the quarter ended March 31, 2007, a subsidiary of the Company, Magna Insurance Company, sold three available for sale securities out of its portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These three securities had a gross loss of $4,160.

          Trading Securities

          During the first quarter of 2008, the Company reclassified $187.6 million in certain securities from Trading to Available for Sale because it intends to hold them for a longer period of time. The Company recognized a $3.2 million gain in the income statement for the fair value adjustment on trading securities up to the point in time of the transfer. There were no trading gains or losses in the first quarter of 2007.

4. Loans and Allowance for Loan Losses

          Loans, net of unearned income, totaled $3.6 billion at March 31, 2008 and December 31, 2007. The Company also held $22.8 million and $19.0 million in loans held for sale at March 31, 2008 and December 31, 2007, respectively, carried at lower of cost or fair value. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

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

          The Company’s investments in impaired loans at March 31, 2008 and December 31, 2007 were $41.2 million and $43.5 million, respectively. The amount of interest that was not recognized on nonaccrual loans would not have had a material effect on earnings for the three months ended March 31, 2008 and March 31, 2007.

          Nonaccrual loans and foreclosed assets, which make up total non-performing assets, amounted to approximately 0.46% and 0.43% of total loans at March 31, 2008 and December 31, 2007, respectively. Interest recognized on nonaccrual loans is immaterial to the Company’s operating results.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

           The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (in thousands):

	Three Months Ended March 31,
	2008	2007

Balance of allowance for loan losses at beginning of period	$47,123	$46,772
Provision for loan losses, net	8,818	1,211
Loans charged-off:
Commercial, real estate and mortgage	1,035	503
Direct and indirect consumer	1,309	1,215
Finance company	1,252	633
Demand deposit accounts	601	725

Total charge-offs	4,197	3,076

Recoveries of loans previously charged-off:
Commercial, real estate and mortgage	201	312
Direct and indirect consumer	410	546
Finance company	204	144
Demand deposit accounts	449	609

Total recoveries	1,264	1,611

Net charge-offs	2,933	1,465

Balance of allowance for loan losses at end of period	$53,008	$46,518

          The following table presents the makeup of allowance for loan losses by:

	March 31, 2008	December 31, 2007

	(In thousands)
Balance of allowance for loan losses
Non-impaired	$44,249	$38,146
Impaired	8,759	8,977

Total allowance for loan losses	$53,008	$47,123

          As of March 31, 2008 and December 31, 2007, the Company had $24.5 million and $18.8 million, respectively, in loans carried at fair value.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

          The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

	Three Months Ended March 31,
	2008	2007

Ratios:
Net charge-offs to average net loans (annualized)	0.32%	0.18%
Net charge-offs to period-end net loans (annualized)	0.32%	0.18%
Allowance for loan losses to average net loans	1.46%	1.41%
Allowance for loan losses to period-end net loans	1.46%	1.41%
Net charge-offs to loan loss allowance	5.53%	3.15%
Provision for loan losses to net charge-offs	300.65%	82.66%

5. Goodwill and Other Intangible Assets

          Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142 Goodwill and Other Intangibles (“SFAS No. 142”), the Company tests its goodwill for impairment annually. No impairment charges were recognized as of March 31, 2008. The carrying amount of goodwill was $62.3 million as of March 31, 2008 and December 31, 2007.

          The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated (in thousands):

	As of March 31, 2008			As of December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Amortizable intangible assets:
Core deposit intangibles	$14,137	$8,782	$5,355	$14,137	$8,500	$5,637
Value of insurance business acquired	2,968	1,081	1,887	3,757	1,807	1,950
Non-compete agreements	368	267	101	368	252	116
Trade name	100	55	45	100	50	50

Total	$17,573	$10,185	$7,388	$18,362	$10,609	$7,753

	Three Months Ended March 31,
	2008	2007

Aggregate amortization expense for:
Core deposit intangibles	$283	$274
Value of insurance businesses acquired	62	126
Non-compete agreements	15	18
Trade name	5	5

Total	$365	$423

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

5. Goodwill and Other Intangible Assets (continued)

          The remaining amortization expense for the core deposit intangibles in 2008 is estimated to be approximately $0.849 million. The amortization expense for core deposit intangibles is estimated to be approximately $1.132 million in 2009, $1.132 million in 2010, $0.928 million in 2011, $0.723 million in 2012 and the remainder of $0.591 million thereafter. The amortization of the value of business acquired, non-compete agreements and trade name are expected to approximate $0.303 million for the remainder of 2008, $0.370 million in 2009, $0.311 million in 2010, $0.268 million in 2011, $0.248 million in 2012 and the remainder of $0.533 million thereafter. The weighted-average amortization period used for intangibles is 10 years.

6. Mortgage Banking (including Mortgage Servicing Rights)

          The Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”) on January 1, 2007 without material impact. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. Under SFAS No. 156, the Company decided to continue to use the amortization method instead of adopting the fair value measurement method. Management has determined that it has one class of servicing rights – mortgage servicing rights – which are based on the type of loan. The following are the risk characteristics of the underlying financial assets used to stratify servicing assets for purposes of measuring impairment: interest rate, type of product (fixed versus variable), duration and asset quality. The fair values of the mortgage servicing rights were $1.6 million and $1.8 million as of March 31, 2008 and December 31, 2007, respectively. The fair value was based upon Bloomberg prepayment speeds for the performing portion of the portfolio and actual prepayment speeds for the watch list portion of the portfolio. The following table shows the amounts (in thousands) of contractually specified fees for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007

Servicing fees	$143	$167
Late fees	11	17
Ancillary fees	2	8

Total	$156	$192

           The gross carrying amount of mortgage servicing rights is equal to the net carrying amount. There were no valuation allowances on the mortgage servicing rights portfolio as of March 31, 2008 or December 31, 2007.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

6. Mortgage Banking (including Mortgage Servicing Rights) (continued)

          The changes in the carrying amounts of mortgage servicing rights as of March 31, 2008 and as of December 31, 2007 are as follows (in thousands):

Net Carrying Amount

Balance as of December 31, 2006	$941
Additions	9
Disposals	(60)
Amortization	(345)

Balance as of December 31, 2007	545
Disposals	(11)
Amortization	(57)

Balance as of March 31, 2008	$477

          Amortization of servicing rights is estimated to be approximately $158,000 for the remainder of 2008, $149,000 in 2009, $97,000 in 2010, $51,000 in 2011, $15,000 in 2012, and the remainder of $7,000 thereafter.

7. Earnings Per Share

          Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended March 31,
	2008	2007

Net income - used in computation of earnings per share	$20,057	$19,229

Weighted average number of shares outstanding - used in computation of basic earnings per share	31,346	32,665

Effect of dilutive securities Stock options and restricted stock awards	444	634

Weighted average number of shares outstanding plus effect of dilutive securities - used in computation of diluted earnings per share	31,790	33,299

There were no anti-dilutive share-based incentives outstanding for the three months ended March 31, 2008 and March 31, 2007.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Stock-Based Payment Arrangements

Stock Option Plans

          At March 31, 2008, the Company had two stock option plans. The 1996 Hancock Holding Company Long-Term Incentive Plan (the “1996 Plan”) that was approved by the Company’s shareholders in 1996 was designed to provide annual incentive stock awards. Awards as defined in the 1996 Plan include, with limitations, stock options (including restricted stock options), restricted and performance shares, and performance stock awards, all on a stand-alone, combination or tandem basis. A total of fifteen million (15,000,000) common shares can be granted under the 1996 Plan with an annual grant maximum of two percent (2%) of the Company’s outstanding common stock as reported for the fiscal year ending immediately prior to such plan year. Grants of restricted stock awards are limited to one-third of the grant totals.

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

Three Months Ended March 31, 2008

Expected volatility	29.53%
Expected dividends	2.60%
Expected term (in years)	6.42
Risk-free rates	3.32%

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Stock-Based Payment Arrangements (continued)

          A summary of option activity under the plans for the three months ended March 31, 2008, and changes during the three months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2008	1,345,333	$29.04	6.1
Granted	4,289	$36.88
Exercised	(41,392)	$22.65		$662
Forfeited or expired	(6,586)	$30.42

Outstanding at March 31, 2008	1,301,644	$29.26	6.0	$16,861

Exercisable at March 31, 2008	1,016,408	$26.11	5.6	$16,285

Share options expected to vest	233,102	$40.47	8.6	$362

          The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0.7 million and $3.4 million, respectively.

          A summary of the status of the Company’s nonvested shares as of March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)

Nonvested at January 1, 2008	589,090	$23.78
Granted	17,366	$9.11
Vested	(97,559)	$25.74
Forfeited	(3,924)	$25.58

Nonvested at March 31, 2007	504,973	$22.88

          As of March 31, 2008, there was $7.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.06 years. The total fair value of shares which vested during the three months ended March 31, 2008 and 2007 was $2.5 million and $1.2 million, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

9. Retirement Plans

          Net periodic benefits cost includes the following components for the three months ended March 31, 2008 and 2007:

	Pension Benefits		Other Post-retirement Benefits

	Three Months Ended March 31,
	2008	2007	2008	2007

Service cost	$656,542	$663,956	$40,500	$68,500

Interest cost	1,129,247	958,450	122,500	102,000

Expected return on plan assets	(1,207,550)	(1,051,435)	—	—

Amortization of prior service cost	—	—	(13,250)	(13,250)

Amortization of net loss	236,869	280,549	36,500	19,250

Amortization of transition obligation	—	—	1,250	1,250

Net periodic benefit cost	$815,108	$851,520	$187,500	$177,750

          The Company anticipates that it will contribute $4.6 million to its pension plan and approximately $750,000 to its post-retirement benefits in 2008. During the first three months of 2008, the Company contributed approximately $1.0 million to its pension plan and approximately $154,000 for post-retirement benefits.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

10. Other Service Charges, Commission and Fees, and Other Income

          Components of other service charges, commission and fees are as follows:

	Three Months Ended March 31,
	2008	2007

	(amounts in thousands)

Trust fees	$4,175	$3,693
Credit card merchant discount fees	2,540	2,291
Income from insurance operations	4,341	4,369
Investment and annuity fees	2,809	1,978
ATM fees	1,691	1,380

Total other service charges, commissions and fees	$15,556	$13,711

          Components of other income are as follows:

	Three Months Ended March 31,
	2008	2007

	(amounts in thousands)

Secondary mortgage market operations	$778	$911
Income from bank owned life insurance	1,444	1,192
Outsourced check income	182	653
Other	1,978	800

Total other income	$4,382	$3,556

11. Other Expense

          Components of other expense are as follows:

	Three Months Ended March 31,
	2008	2007

	(amounts in thousands)

Data processing expense	$3,507	$3,676
Postage and communications	2,314	2,260
Ad valorem and franchise taxes	1,114	822
Legal and professional services	3,442	4,321
Stationery and supplies	427	491
Advertising	1,803	1,562
Deposit insurance and regulatory fees	326	256
Training expenses	187	174
Other fees	1,111	827
Annuity expense	972	463
Claims paid	270	428
Other expense	1,155	1,097

Total other expense	$16,628	$16,377

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

12. Income Taxes

          The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007 and determined that there was no need to make an adjustment to retained earnings due to the adoption of this Interpretation. There were no material uncertain tax positions as of March 31, 2008 and December 31, 2007. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

          It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The interest accrual is considered immaterial to the Company’s consolidated balance sheet as of March 31, 2008 and December 31, 2007.

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

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

13. Segment Reporting (continued)

          Following is selected information for the Company’s segments (in thousands):

Three Months Ended March 31, 2008

	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$42,252	$35,471	$2,167	$762	$6,812	$(2,651)	$84,813
Interest expense	19,759	13,816	1,227	422	1,656	(2,536)	34,344

Net interest income	22,493	21,655	940	340	5,156	(115)	50,469
Provision for loan losses	4,681	2,907	76	255	899	—	8,818
Noninterest income	12,739	15,784	245	121	7,499	(8)	36,380
Depreciation and amortization	2,732	898	103	129	143	—	4,005
Other noninterest expense	20,230	15,146	1,516	1,126	8,154	(43)	46,129

Net income before income taxes	7,589	18,488	(510)	(1,049)	3,459	(80)	27,897
Income tax expense (benefit)	1,759	5,462	(352)	(376)	1,347	—	7,840

Net income (loss)	$5,830	$13,026	$(158)	$(673)	$2,112	$(80)	$20,057

Total assets	$3,598,477	$2,628,934	$175,335	$73,367	$834,751	$(885,751)	$6,425,113

Total interest income from affiliates	$2,610	$7	$4	$—	$30	$(2,651)	$—

Total interest income from external customers	$39,642	$35,464	$2,163	$762	$6,782	$—	$84,813

Amortization & (accretion) of securities	$278	$(285)	$1	$—	$35	$—	$29

Three Months Ended March 31, 2007

	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$46,314	$35,492	$2,501	$119	$5,957	$(4,675)	$85,708
Interest expense	19,952	15,737	1,234	3	1,942	(4,560)	34,308

Net interest income	26,362	19,755	1,267	116	4,015	(115)	51,400
Provision for (reversal of) loan losses	(1,589)	2,208	(84)	—	676	—	1,211
Noninterest income	11,067	8,156	170	—	7,082	(12)	26,463
Depreciation and amortization	1,898	723	95	—	110	—	2,826
Other noninterest expense	20,244	16,872	1,375	42	8,356	(7)	46,882

Net income before income taxes	16,876	8,108	51	74	1,956	(120)	26,944
Income tax expense (benefit)	5,753	1,892	(75)	29	116	—	7,715

Net income	$11,123	$6,216	$126	$45	$1,839	$(120)	$19,229

Total assets	$3,389,175	$2,429,839	$165,129	$12,765	$819,540	$(971,334)	$5,845,114

Total interest income from affiliates	$4,487	$—	$—	$73	$—	$(4,560)	$—

Total interest income from external customers	$41,827	$35,492	$2,501	$46	$5,957	$(115)	$85,708

Amortization & (accretion) of securities	$(876)	$(844)	$10	$—	$10	$—	$(1,700)

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

           In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 during the first quarter of 2008 did not have a material impact on the Company’s results of operations and financial position.

          In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. The objective of this issue is to determine the accounting for the income tax benefits of dividend or dividend equivalents when the dividends or dividend equivalents are: (a) linked to equity-classified nonvested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under FASB Statement No. 123 (Revised 2004), Share-Based Payment. The Task Force reached a consensus that EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The adoption of EITF No. 06-11 during the first quarter of 2008 did not have a material impact on the Company’s results of operations and financial position.

          In March 2007, the FASB ratified EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. One objective of EITF No. 06-10 is to determine whether a liability for future benefits under a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods should be recognized in accordance with SFAS No. 106 or APB Opinion 12, as appropriate, based on the substantive agreement with the employee. Another objective of EITF No. 06-10 is to determine how the asset arising from a collateral assignment split-dollar life insurance arrangement should be recognized and measured. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-10 during the first quarter of 2008 did not have a material impact on the Company’s results of operations and financial position.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

14. New Accounting Pronouncements (continued)

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment SFAS No. 115 (“SFAS No. 159”) which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The adoption of SFAS No. 159 during the first quarter of 2008 did not have a material impact on the Company’s results of operations and financial position.

          In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This pronouncement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for fiscal years ending after December 15, 2006. In addition, this statement requires an employer to measure the funded status of a plan as of its year-end balance sheet date effective for fiscal years ending after December 15, 2008. The Company adopted the requirement to recognize the funded status of the benefit plans and related disclosure requirements as of December 31, 2006. In the first quarter of 2008, the Company changed the measurement date of the funded status of the plan from September 30 to December 31. With the change in measurement date, the Company recorded an $815,107 adjustment to beginning retained earnings.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The disclosure provisions of SFAS No. 157 are included in Note 2. The adoption of SFAS No. 157 during the first quarter of 2008 did not have a material impact on the Company’s results of operations and financial position.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

15. VISA IPO and Litigation

          In the fourth quarter of 2007, the Company recorded a $2.5 million pretax charge pursuant to FASB Interpretation No. 45 “Guarantors Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”) for liabilities related to VISA USA’s antitrust settlement with American Express and other pending VISA litigation (reflecting its share as a VISA member.) In the first quarter of 2008 as part of VISA’s initial public offering, VISA redeemed 37.5% of shares held by the Company resulting in proceeds of $2.8 million in a realized security gain. The remaining 62.5% of the Class B shares are restricted and must be held for the longer period of 3 years or until all settlements are complete. At that time, the Company can keep the Class B shares or convert them to Class A publicly tradeable shares at a conversion rate to be determined. These shares are recorded at historical cost. The realized securities gain is included in the securities gain line of the noninterest income section of the Condensed Consolidated Statements of Income and the cash received is recorded in cash and due from banks in the assets section of the Condensed Consolidated Balance Sheets. In addition, VISA lowered its estimate of pending litigation settlements. Consequently, $1.3 million of the $2.5 million FIN No. 45 liability that was recorded in the fourth quarter was reversed in the first quarter of 2008. The reduction in the litigation liability is recorded in the other liabilities section of the Condensed Consolidated Balance Sheets and the reduction in litigation expense is recorded in the other expense line of the noninterest expense section of the Condensed Consolidated Statements of Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          General

          The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”

          We were organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are headquartered in Gulfport, Mississippi. We currently operate more than 160 banking and financial services offices and more than 130 automated teller machines (ATMs) in the states of Mississippi, Louisiana, Florida and Alabama through four wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA), Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL) and Hancock Bank of Alabama, Mobile, Alabama (Hancock Bank AL). Hancock Bank MS, Hancock Bank LA, Hancock Bank FL and Hancock Bank AL are referred to collectively as the “Banks.”

          The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At March 31, 2008, we had total assets of $6.4 billion and employed on a full-time equivalent basis 1,240 persons in Mississippi, 547 persons in Louisiana, 55 persons in Florida and 35 persons in Alabama.

RESULTS OF OPERATIONS

          Net income for the first quarter of 2008 totaled $20.1 million, an increase of $0.8 million, or 4.3%, from the first quarter of 2007. Diluted earnings per share for the first quarter of 2008 were $0.63, an increase of $0.05 from the same quarter a year ago. Return on average assets for the first quarter of 2008 was 1.30% compared to 1.32% for the first quarter of 2007. Return on average common equity was 14.13% compared to 13.77% for the same quarter a year ago.

Net Interest Income

          Net interest income (te) for the first quarter decreased $0.9 million, or 2%, from the first quarter of 2007. We did experience a moderate level of margin contraction in the first quarter of 2008 as the net interest margin (te) of 4% was 24 basis points narrower than the same quarter a year ago. Growth in average earning asset levels were strong compared to the same quarter a year ago with an increase of $227 million, or 4%, mostly reflected in higher average loans (up $346 million, or 11%). With short-term interest rates down 300 basis points from a year ago, the Company’s loan yield fell 58 basis points with the yield on average earning assets down 37 basis points. However, total funding costs were down only 13 basis points as the severity of the recent rate cuts by the Federal Reserve were difficult to immediately be reflected in lower deposit rates. See tables on pages 24-28 for details.

Provision for Loan Losses

           The amount of the allowance for loan losses equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect the currently perceived risks of loss associated with our loan portfolio. The increase in the provision in the first quarter of 2008 compared to the first quarter of 2007 was caused by an increase in net charge-offs and softening in the local real estate market. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses and is of the opinion that the allowance at March 31, 2008 is adequate.

           Net charge-offs, as a percent of average loans, were 0.32% for the first quarter of 2008, compared to 0.18% in the first quarter of 2007. The majority of the increase in net charge-offs, as compared to the first quarter of 2007, was caused by the weakening real estate market.

           Non-accrual loans increased $8.5 million from the same quarter a year ago. This increase is due to the weakening real estate markets. Accruing loans 90 days or more past due decreased $2.7 million from March 31, 2007. This decrease can be attributed to loans moving to non-accrual status, being brought current or being charged off.

           The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances (amounts in thousands).

	At and for the Three Months Ended March 31,
	2008	2007

Net charge-offs to average loans	0.32%	0.18%

Provision for loan losses to average loans	0.24%	0.04%

Allowance for loan losses to average loans	1.46%	1.41%

Gross charge-offs	$4,197	$3,076

Gross recoveries	$1,264	$1,610

Non-accrual loans	$12,983	$4,494

Accruing loans 90 days or more past due	$3,340	$6,035

Noninterest Income

           Noninterest income (excluding securities transactions) for the first quarter was up $4.3 million, or 16%, compared to the same quarter a year ago. The primary factors impacting the higher levels of noninterest income (excluding securities transactions) as compared to the same quarter a year ago, were higher levels of service charge income (up $1.6 million, or 17%), investment and annuity fees (up $0.8 million, or 42%), trust fees (up $0.5 million, or 13%), and ATM fees (up $0.3 million, or 23%).

The components of noninterest income for the three months ended March 31, 2008 and 2007 are presented in the following table:

	Three Months Ended March 31,
	2008	2007

	(dollars in thousands)

Service charges on deposit accounts	$10,790	$9,190
Trust fees	4,175	3,693
Credit card merchant discount fees	2,540	2,291
Income from insurance operations	4,341	4,369
Investment and annuity fees	2,809	1,978
ATM fees	1,691	1,380
Secondary mortgage market operations	778	911
Other income	3,604	2,645

Total other noninterest income	30,728	26,457
Securities transactions gains, net	5,652	6

Total noninterest income	$36,380	$26,463

Noninterest Expense

           Operating expenses for the first quarter were $0.4 million, or 1%, higher compared to the same quarter a year ago. The increase from the same quarter a year ago was reflected in higher levels of occupancy expense (up $0.5 million) and equipment expense (up $0.5 million), somewhat reflective of our on-going rebuilding efforts in the wake of the storm of 2005, but also due to the recent facilities opened in our expansion markets (Mobile, AL, Pensacola, FL and New Orleans, LA).

           The following table presents the components of noninterest expense for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007

	(dollars in thousands)

Employee compensation	$19,618	$20,533
Employee benefits	6,013	6,030

Total personnel expense	25,631	26,563

Equipment and data processing expense	6,416	5,949
Net occupancy expense	4,601	4,073
Postage and communications	2,314	2,260
Ad valorem and franchise taxes	1,114	822
Legal and professional services	3,442	4,321
Stationery and supplies	427	491
Amortization of intangible assets	365	423
Advertising	1,803	1,562
Deposit insurance and regulatory fees	326	256
Training expenses	187	174
Other real estate owned expense	211	(766)
Other expense	3,297	3,580

Total noninterest expense	$50,134	$49,708

VISA IPO and Litigation

          In the fourth quarter of 2007, we recorded a $2.5 million pretax charge pursuant to FASB Interpretation No. 45 “Guarantors Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”) for liabilities related to VISA USA’s antitrust settlement with American Express and other pending VISA litigation (reflecting our share as a VISA member.) In the first quarter of 2008 as part of VISA’s initial public offering, VISA redeemed 37.5% of shares held by us resulting in proceeds of $2.8 million in a realized security gain. The remaining 62.5% of the Class B shares are restricted and must be held for the longer period of 3 years or until all settlements are complete. At that time, we can keep the Class B shares or convert them to Class A publicly tradeable shares at a conversion rate to be determined. These shares are recorded at historical cost. The realized securities gain is included in the securities gain line of the noninterest income section of the Condensed Consolidated Statements of Income and the cash received is recorded in cash and due from banks in the assets section of the Condensed Consolidated Balance Sheets. In addition, VISA lowered its estimate of pending litigation settlements. Consequently, $1.3 million of the $2.5 million FIN No. 45 liability that was recorded in the fourth quarter was reversed in the first quarter of 2008. The reduction in the litigation liability is recorded in the other liabilities section of the Condensed Consolidated Balance Sheets and the reduction in litigation expense is recorded in the other expense line of the noninterest expense section of the Condensed Consolidated Statements of Income.

Income Taxes

          Our effective federal income tax rate continues to be less than the statutory rate of 35% due primarily to tax-exempt interest income. For the three months ended March 31, 2008 and 2007, the effective federal income tax rates were approximately 28% and 29%, respectively. The decrease in the effective rate in 2008 is due to a shifting of the Company’s income into jurisdictions with lower tax rates. The total amount of tax-exempt income earned during the first quarter of 2008 remained constant at $4.4 million compared to the first quarter of 2007. Tax-exempt income for three months ended March 31, 2008 consisted of $1.4 million from securities and $3.0 million from loans and leases. Tax-exempt income for the first three months of 2007 consisted of $1.7 million from securities and $2.7 million from loans and leases.

Selected Financial Data

           The following tables contain selected financial data comparing our consolidated results of operations for the three months ended March 31, 2008 and 2007.

(amounts in thousands, except per share data)
	Three Months Ended March 31,
	2008	2007

Per Common Share Data
Earnings per share:
Basic	$0.64	$0.59
Diluted	$0.63	$0.58
Cash dividends per share	$0.240	$0.240
Book value per share (period-end)	$18.41	$17.27
Weighted average number of shares:
Basic	31,346	32,665
Diluted (1)	31,790	33,299
Period-end number of shares	31,372	32,518
Market data:
High price	$44.29	$54.09
Low price	$33.45	$41.88
Period-end closing price	$42.02	$43.98
Trading volume	17,204	8,577

(1)	There were no anti-dilutive share-based incentives outstanding for the three months ended March 31, 2008 and March 31, 2007.

	Three Months Ended March 31,
	2008	2007

	(dollar amounts in thousands)
Performance Ratios
Return on average assets	1.30%	1.32%
Return on average common equity	14.13%	13.77%
Earning asset yield (tax equivalent (“TE”))	6.28%	6.64%
Total cost of funds	2.47%	2.60%
Net interest margin (TE)	3.80%	4.04%
Common equity (period-end) as a percent of total assets (period-end)	8.99%	9.61%
Leverage ratio (period-end)	8.34%	8.80%
FTE headcount	1,877	1,929

Asset Quality Information
Non-accrual loans	$12,983	$4,494
Foreclosed assets	$3,619	$718
Total non-performing assets	$16,602	$5,212
Non-performing assets as a percent of loans and foreclosed assets	0.46%	0.16%
Accruing loans 90 days past due	$3,340	$6,035
Accruing loans 90 days past due as a percent of loans	0.09%	0.18%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	0.55%	0.34%
Net charge-offs	$2,933	$1,465
Net charge-offs as a percent of average loans	0.32%	0.18%
Allowance for loan losses	$53,008	$46,518
Allowance for loan losses as a percent of period-end loans	1.46%	1.41%
Allowance for loan losses to NPAs + accruing loans 90 days past due	265.81%	413.60%
Provision for loan losses	$8,818	$1,211

Average Balance Sheet
Total loans	$3,638,608	$3,292,593
Securities	1,743,207	1,830,557
Short-term investments	199,484	231,559

Earning assets	5,581,299	5,354,709
Allowance for loan losses	(47,385)	(46,704)
Other assets	678,215	597,948

Total assets	$6,212,129	$5,905,953

Noninterest bearing deposits	$858,706	$983,984
Interest bearing transaction deposits	1,376,712	1,492,404
Interest bearing public fund deposits	962,170	820,652
Time deposits	1,848,825	1,698,218

Total interest bearing deposits	4,187,707	4,011,274

Total deposits	5,046,413	4,995,258
Other borrowed funds	484,542	205,737
Other liabilities	110,468	138,764
Common stockholders’ equity	570,706	566,194

Total liabilities & common stockholders’ equity	$6,212,129	$5,905,953

	Three Months Ended March 31,
	2008	2007

	(dollar amounts in thousands)
Period-end Balance Sheet
Commercial/real estate loans	$2,198,443	$1,953,906
Mortgage loans	435,825	420,781
Direct consumer loans	506,372	469,782
Indirect consumer loans	386,614	358,844
Finance company loans	111,806	95,334

Total loans	3,639,060	3,298,647
Loans held for sale	22,752	21,342
Securities	1,765,416	1,820,772
Short-term investments	366,809	134,924

Earning assets	5,794,037	5,275,685
Allowance for loan losses	(53,008)	(46,517)
Other assets	684,084	615,946

Total assets	$6,425,113	$5,845,114

Noninterest bearing deposits	$881,380	$995,920
Interest bearing transaction deposits	1,431,726	1,515,116
Interest bearing public funds deposits	1,038,119	777,692
Time deposits	1,792,360	1,635,091

Total interest bearing deposits	4,262,205	3,927,899

Total deposits	5,143,585	4,923,819
Other borrowed funds	604,013	222,534
Other liabilities	100,087	137,153
Common stockholders’ equity	577,428	561,608

Total liabilities & common stockholders’ equity	$6,425,113	$5,845,114

Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans	$834	$168
Mortgage loans	—	23
Direct consumer loans	588	110
Indirect consumer loans	463	675
Finance company loans	1,048	489

Total net charge-offs	$2,933	$1,465

Net charge-offs to average loans:
Commercial/real estate loans	0.15%	0.04%
Mortgage loans	0.00%	0.02%
Direct consumer loans	0.46%	0.09%
Indirect consumer loans	0.48%	0.77%
Finance company loans	3.73%	2.15%

Total net charge-offs to average net loans	0.32%	0.18%

	Three Months Ended March 31,
	2007	2006

	(dollar amounts in thousands)
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans	65.20%	61.49%
Securities	31.23%	34.19%
Short-term investments	3.57%	4.32%

Earning assets	100.00%	100.00%

Non-interest bearing deposits	15.39%	18.38%
Interest bearing transaction deposits	24.67%	27.87%
Interest bearing public funds deposits	17.24%	15.33%
Time deposits	33.12%	31.71%

Total deposits	90.42%	93.29%
Other borrowed funds	8.68%	3.84%
Other net interest-free funding sources	0.90%	2.87%

Total funding sources	100.00%	100.00%

Loan mix:
Commercial/real estate loans	59.91%	58.68%
Mortgage loans	12.20%	12.94%
Direct consumer loans	14.14%	14.74%
Indirect consumer loans	10.64%	10.84%
Finance company loans	3.11%	2.80%

Total loans	100.00%	100.00%

Average dollars
Loans	$3,638,609	$3,292,593
Securities	1,743,207	1,830,557
Short-term investments	199,484	231,558

Earning assets	$5,581,300	$5,354,708

Non-interest bearing deposits	$858,706	$983,973
Interest bearing transaction deposits	1,376,712	1,492,405
Interest bearing public funds deposits	962,170	820,652
Time deposits	1,848,825	1,698,217

Total deposits	5,046,413	4,995,247
Other borrowed funds	484,542	205,737
Other net interest-free funding sources	50,345	153,724

Total funding sources	$5,581,300	$5,354,708

Loans:
Commercial/real estate loans	$2,180,322	$1,931,966
Mortgage loans	443,747	426,103
Direct consumer loans	514,441	485,201
Indirect consumer loans	386,985	357,008
Finance company loans	113,113	92,315

Total average loans	$3,638,608	$3,292,593

The following table details the components of our net interest spread and net interest margin.

	Three Months Ended March 31,			Three Months Ended March 31,

	2008			2007

(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$35,833	$2,180,322	6.61%	$35,231	$1,931,966	7.39%
Mortgage loans	6,710	443,747	6.05%	6,509	426,103	6.11%
Consumer loans	21,540	1,014,539	8.54%	20,197	934,524	8.76%
Loan fees & late charges	116	—	0.00%	443	—	0.00%

Total loans (TE)	64,199	3,638,608	7.09%	62,380	3,292,593	7.67%

US treasury securities	117	11,384	4.12%	736	60,480	4.94%
US agency securities	5,638	477,630	4.72%	11,755	940,516	5.00%
CMOs	1,728	143,691	4.81%	1,104	107,986	4.09%
Mortgage backed securities	11,025	856,452	5.15%	5,482	444,427	4.93%
Municipals (TE)	2,501	193,787	5.16%	2,861	198,815	5.76%
Other securities	600	60,263	3.98%	922	78,333	4.71%

Total securities (TE)	21,609	1,743,207	4.96%	22,860	1,830,557	5.00%

Total short-term investments	1,462	199,484	2.95%	2,883	231,559	5.05%

Average earning assets yield (TE)	$87,270	$5,581,299	6.28%	$88,123	$5,354,709	6.64%

Interest bearing liabilities
Interest bearing transaction deposits	$3,952	$1,376,712	1.15%	$4,765	$1,492,404	1.29%
Time deposits	20,455	1,848,825	4.45%	19,022	1,698,218	4.54%
Public funds	6,192	962,170	2.59%	9,029	820,652	4.46%

Total interest bearing deposits	30,599	4,187,707	2.94%	32,816	4,011,274	3.32%

Total borrowings	3,791	484,542	3.15%	1,882	205,737	3.68%

Capitalized interest	(46)	—	0.00%	(390)	—	0.00%

Total interest bearing liability cost	$34,344	$4,672,249	2.96%	$34,308	$4,217,011	3.30%

Noninterest bearing deposits		858,706			983,984
Other net interest-free funding sources		50,345			153,714

Total Cost of Funds	$34,344	$5,581,300	2.47%	$34,308	$5,354,709	2.60%

Net Interest Spread (TE)	$52,926		3.32%	$53,815		3.34%

Net Interest Margin (TE)	$52,926	$5,581,300	3.80%	$53,815	$5,354,709	4.04%

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

          The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $279 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $100 million.

          In the first quarter of 2008, as part of VISA’s initial public offering, VISA redeemed 37.5% of Hancock’s membership shares to cover pending litigation resulting in proceeds of $2.8 million in a realized security gain. During the quarter ended March 31, 2007, a subsidiary of the Company, Magna Insurance Company, sold three available for sale securities out of its portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These three securities had a gross loss of $4,160.

          The following liquidity ratios at March 31, 2008 and December 31, 2007 compare certain assets and liabilities to total deposits or total assets:

	March 31, 2008	December 31, 2007

Total securities to total deposits	34.32%	33.49%

Total loans (net of unearned income) to total deposits	71.19%	72.17%

Interest-earning assets to total assets	90.18%	89.49%

Interest-bearing deposits to total deposits	82.86%	81.88%

CONTRACTUAL OBLIGATIONS

          Payments due from us under specified long-term and certain other binding contractual obligations were scheduled in our annual report on Form 10-K for the year ended December 31, 2007. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. There have been no material changes since year end.

CAPITAL RESOURCES

          We continue to maintain an adequate capital position. The ratios as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

Common equity (period-end) as a percent of total assets (period-end)	8.99%	9.15%

Regulatory ratios:

Total capital to risk-weighted assets (1)	12.60%	12.07%

Tier 1 capital to risk-weighted assets (2)	11.43%	11.03%

Leverage capital to average total assets (3)	8.34%	8.51%

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

          At March 31, 2008, we had $935 million in unused loan commitments outstanding, of which approximately $578.4 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer's credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

          Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At March 31, 2008, we had $87.7 million in letters of credit issued and outstanding.

          The following table shows the commitments to extend credit and letters of credit at March 31, 2008 according to expiration date.

	Expiration Date
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

	(dollars in thousands)
Commitments to extend credit	$935,039	$595,415	$28,438	$64,029	$247,157
Letters of credit	87,671	28,916	41,415	17,340	—

Total	$1,022,710	$624,331	$69,853	$81,369	$247,157

     Our liability associated with letters of credit is not material to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2007.

          We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). SFAS No. 157 does not require any new fair value measurements. There have been no changes in valuation techniques used to measure fair value as disclosed in our Form 10-K for the year ended December 31, 2007. See Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this report. In addition, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment SFAS No. 115 (“SFAS No. 159”) on January 1, 2008. We did not elect to fair value any additional items under SFAS No. 159.

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

          Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of March 31, 2008, the effective duration of the securities portfolio was 2.81 years. A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 3.50 years, while a reduction in rates of 100 basis points would result in an effective duration of 1.50 years.

          In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at March 31, 2008 indicate that we are liability sensitive to some extent as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk

Change in interest rate (basis point)	Estimated increase (decrease) in net interest income

-100	-5.40%
Stable	0.00%
+100	1.62%

          The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K.

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

          Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

          The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities.

	(a)		(b)	(c)	(d)
	Total number of shares or units purchased		Average Price Paid per Share	Total number of shares purchased as a part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under Plans or Programs

Jan. 1, 2008 - Jan. 31, 2008	—	(2)	$—	—	2,989,158
Feb. 1, 2008 - Feb. 29, 2008	—	(3)	—	—	2,989,158
Mar. 1, 2008 - Mar. 31, 2008	—	(4)	—	—	2,989,158

Total as of Mar. 31, 2008	—		—	—

(1)	The Company publicly announced its stock buy-back program on November 13, 2007.

(2)	0 shares were purchased on the open market during January in order to satisfy obligations pursuant to the Company’s long term incentive plan that was established in 2005.

(3)	0 shares were purchased on the open market during February in order to satisfy obligations pursuant to the Company’s long term incentive plan that was established in 2005.

(4)	0 shares were purchased on the open market during March in order to satisfy obligations pursuant to the Company’s long term incentive plan that was established in 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

A.	The Company’s Annual Meeting was held on March 27, 2008.

B.	The Directors elected at the Annual Meeting held on March 27, 2008 were:

		Votes Cast

		For	Withheld

1.	Frank E. Bertucci	17,843,400	4,059,230
2.	Carl J. Chaney	16,432,221	4,580,561
3.	John H. Pace	17,842,063	4,060,567

C.	KPMG LLP was approved as the independent public accountants of the Company.

For	Against	Abstained

21,752,741	49,537	89,389

Item 6. Exhibits.

(a) Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ Carl J. Chaney

Carl J. Chaney
Chief Executive Officer

/s/ John M. Hairston

John M. Hairston
Chief Executive Officer

/s/ Michael M. Achary

Michael M. Achary
Chief Financial Officer

Date:	May 7, 2008

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.