Form 10-Q
period 2008-06-30
HANCOCK HOLDING CO
filed 2008-08-06
CIK 750577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

31,407,603 common shares were outstanding as of July 31, 2008 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2008 (unaudited)	December 31, 2007

ASSETS
Cash and due from banks (non-interest bearing)	$180,755	$182,615
Interest-bearing time deposits with other banks	9,816	8,560
Federal funds sold	32	117,721
Trading securities	2,272	197,425
Securities available for sale, at fair value (amortized cost of $1,819,172 and $1,479,963)	1,805,323	1,480,196
Loans held for sale	28,808	18,957
Loans	3,802,346	3,612,883
Less: allowance for loan losses	(53,300)	(47,123)
unearned income	(14,542)	(16,326)

Loans, net	3,734,504	3,549,434
Property and equipment, net of accumulated depreciation of $94,444 and $87,160	205,601	200,566
Other real estate, net	1,549	2,172
Accrued interest receivable	32,182	35,117
Goodwill, net	62,277	62,277
Other intangible assets, net	7,175	8,298
Life insurance contracts	143,510	139,421
Reinsurance receivables	30,555	34,827
Deferred tax asset, net	11,104	3,976
Other assets	14,653	14,417

Total assets	$6,270,116	$6,055,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$894,544	$907,874
Interest-bearing savings, NOW, money market and time	4,126,264	4,101,660

Total deposits	5,020,808	5,009,534
Federal funds purchased	19,495	4,100
Securities sold under agreements to repurchase	543,678	371,604
Long-term notes	717	793
Policy reserves and liabilities	51,218	58,489
Other liabilities	60,795	57,272

Total liabilities	5,696,711	5,501,792
Stockholders’ Equity
Common stock-$3.33 par value per share; 350,000,000 shares authorized, 31,385,870 and 31,294,607 issued and outstanding, respectively	104,515	104,211
Capital surplus	89,501	87,122
Retained earnings	402,543	377,481
Accumulated other comprehensive loss, net	(23,154)	(14,627)

Total stockholders’ equity	573,405	554,187

Total liabilities and stockholders’ equity	$6,270,116	$6,055,979

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Interest income:
Loans, including fees	$59,529	$63,202	$122,023	$124,054
Securities - taxable	20,616	19,397	40,079	39,723
Securities - tax exempt	1,304	1,550	2,699	3,198
Federal funds sold	263	722	1,708	3,588
Other investments	42	66	58	83

Total interest income	81,754	84,937	166,567	170,646

Interest expense:
Deposits	25,556	31,884	56,173	64,714
Federal funds purchased and securities sold under agreements to repurchase	3,997	1,827	7,759	3,684
Long-term notes and other interest expense	40	10	51	21
Capitalized interest	(20)	(327)	(66)	(717)

Total interest expense	29,573	33,394	63,917	67,702

Net interest income	52,181	51,543	102,650	102,944
Provision for loan losses, net	2,787	1,238	11,605	2,449

Net interest income after provision for loan losses	49,394	50,305	91,045	100,495

Noninterest income:
Service charges on deposit accounts	10,879	10,471	21,669	19,662
Other service charges, commissions and fees	16,202	15,221	31,758	28,930
Securities gains, net	426	34	6,078	40
Other income	4,309	5,018	8,691	8,575

Total noninterest income	31,816	30,744	68,196	57,207

Noninterest expense:
Salaries and employee benefits	27,031	24,837	52,662	51,401
Net occupancy expense	4,702	4,469	9,303	8,542
Equipment rentals, depreciation and maintenance	2,785	2,768	5,694	5,041
Amortization of intangibles	364	384	729	807
Other expense	17,307	19,916	33,935	36,290

Total noninterest expense	52,189	52,374	102,323	102,081

Net income before income taxes	29,021	28,675	56,918	55,621
Income tax expense	8,037	8,352	15,877	16,068

Net income	$20,984	$20,323	$41,041	$39,553

Basic earnings per share	$0.67	$0.63	$1.31	$1.22

Diluted earnings per share	$0.66	$0.62	$1.29	$1.20

Dividends paid per share	$0.240	$0.240	$0.480	$0.480

Weighted avg. shares outstanding-basic	31,382	32,233	31,366	32,447

Weighted avg. shares outstanding-diluted	31,814	32,749	31,779	33,024

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total

	Common Stock
	Shares	Amount

Balance, January 1, 2007	32,666,052	$108,778	$139,099	$334,546	$(24,013)	$558,410
Comprehensive income
Net income per consolidated statements of income	—	—	—	39,553	—	39,553
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	443	443
Net change in fair value of securities available for sale, net of tax	—	—	—	—	(7,785)	(7,785)

Comprehensive income						32,211
Cash dividends declared ($0.480 per common share)	—	—	—	(15,654)	—	(15,654)
Common stock issued, long-term incentive plan, including income tax benefit of $96	88,826	296	433	—	—	729
Compensation expense, long-term incentive plan	—	—	1,070	—	—	1,070
Repurchase/retirement of common stock	(661,020)	(2,201)	(24,867)	—	—	(27,068)

Balance, June 30, 2007	32,093,858	$106,873	$115,735	$358,445	$(31,355)	$549,698

Balance, January 1, 2008	31,294,607	$104,211	$87,122	$377,481	$(14,627)	$554,187
Comprehensive income
Net income per consolidated statements of income	—	—	—	41,041	—	41,041
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	475	475
Net change in fair value of securities available for sale, net of tax	—	—	—	—	(9,002)	(9,002)

Comprehensive income						32,514
SFAS 158, change in measurement date	—	—	—	(815)	—	(815)
Cash dividends declared ($0.480 per common share)	—	—	—	(15,164)	—	(15,164)
Common stock issued, long-term incentive plan, including income tax benefit of $150	91,263	304	1,066	—	—	1,370
Compensation expense, long-term incentive plan	—	—	1,313	—	—	1,313

Balance, June 30, 2008	31,385,870	$104,515	$89,501	$402,543	$(23,154)	$573,405

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,041	$39,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,899	6,034
Provision for loan losses	11,605	2,449
Provision for losses on other real estate owned, net	2	(7)
Loss/(gain) on sales of other real estate owned	121	(754)
Deferred tax benefit	(2,334)	(773)
Increase in cash surrender value of life insurance contracts	(4,089)	(2,531)
Gain on sales/paydowns of securities available for sale, net	(2,695)	(40)
Gain on disposal of other assets	(663)	(16)
Gain on sale of loans held for sale	(224)	(198)
Gain on trading securities	(3,383)	—
Amortization/(accretion) of securities premium/discount, net	843	(1,973)
Amortization of mortgage servicing rights	111	179
Amortization of intangible assets	729	807
Stock-based compensation expense	1,313	1,070
Decrease (increase) in accrued interest receivable	2,935	(1,461)
Increase (decrease) in accrued expenses	6,866	(2,602)
Increase in other liabilities	504	986
Decrease in interest payable	(2,892)	(1,047)
Decrease in policy reserves and liabilities	(7,271)	(11,204)
Decrease in reinsurance receivable	4,272	3,545
Increase in other assets	(236)	(2,137)
Proceeds from sale of loans held for sale	100,290	129,892
Originations of loans held for sale	(109,917)	(137,946)
Proceeds from paydowns of securities held for trading	7,635	—
Excess tax benefit from share based payments	(92)	(96)
Other, net	18	691

Net cash provided by operating activities	52,388	22,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing time deposits	(1,256)	(2,419)
Proceeds from sales of securities available for sale	3,045	8,969
Proceeds from maturities of securities available for sale	699,584	650,546
Purchases of securities available for sale	(849,081)	(382,845)
Net decrease (increase) in federal funds sold	117,689	27,914
Net increase in loans	(199,514)	(170,422)
Purchases of property and equipment	(14,730)	(44,261)
Proceeds from sales of property and equipment	1,802	204
Proceeds from sales of other real estate	3,340	1,180

Net cash (used in) provided by investing activities	(239,121)	88,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	11,274	(53,321)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	187,469	(22,752)
Repayments of long-term notes	(76)	(5)
Dividends paid	(15,164)	(15,654)
Proceeds from exercise of stock options	1,278	633
Repurchase/retirement of common stock	—	(27,068)
Excess tax benefit from stock option exercises	92	96

Net cash (used in) provided by financing activities	184,873	(118,071)

NET DECREASE IN CASH AND DUE FROM BANKS	(1,860)	(6,784)
CASH AND DUE FROM BANKS, BEGINNING	182,615	190,114

CASH AND DUE FROM BANKS, ENDING	$180,755	$183,330

SUPPLEMENTAL INFORMATION:
Income taxes paid	$11,307	$17,033
Interest paid, including capitalized interest of $66 and $717, respectively	66,809	68,750
Restricted stock issued to employees of Hancock	445	137
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$3,240	$915
Financed sale of foreclosed property	400	—
Transfers from trading securities to available for sale securities	190,802	—

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

          The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year.

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

          Fair Value of Assets Measured on a Recurring Basis

          The following table presents for each of the fair-value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at June 30, 2008.

	Level 1	Level 2	Net Balance

Assets
U.S. agency securities	$391,496	$—	$391,496
Mortgage backed securities	—	1,086,592	1,086,592
CMOs	—	145,475	145,475
Municipal bonds available for sale	—	181,760	181,760
Trading securities	2,272	—	2,272
Swaps	—	(1,042)	(1,042)
Loans carried at fair value	—	24,400	24,400

Total assets	$393,768	$1,437,185	$1,830,953

          Fair Value of Assets Measured on a Nonrecurring Basis

          Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens. As of June 30, 2008, the fair value of impaired loans was $30.8 million.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3. Securities

          Available for Sale Securities

          For the six months ended June 30, 2008, the Company sold securities for a net gain of $2.7 million. Included in the net gain was a $2.8 million gross gain for the sale of securities as a result of the VISA IPO that occurred in the first quarter of 2008 and a gross loss of $99,468 that occurred in the second quarter of 2008 from Magna Insurance Company, a subsidiary of the Company, due to deterioration of the credit quality of an investment. For the six months ended June 30, 2007, Magna Insurance Company, sold thirty available for sale securities out of its portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These securities had a gross loss of $37,164.

          Trading Securities

          For the six months ended June 30, 2008, the Company recognized $3.3 million in net gains, including a net gain of $3.2 million for the fair value adjustment at the date of the transfer of trading securities from trading to available for sale in the first quarter of 2008 because the Company intends to hold them for a longer period of time. There were no trading gains or losses in the first six months of 2007.

4. Loans and Allowance for Loan Losses

          Loans, net of unearned income, totaled $3.8 billion at June 30, 2008 and $3.6 billion at December 31, 2007. The Company also held $28.8 million and $19.0 million in loans held for sale at June 30, 2008 and December 31, 2007, respectively, carried at lower of cost or fair value. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

          In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a nonaccrual status. For such period as a loan is in nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status. Nonaccrual loans and foreclosed assets, which make up total non-performing assets, amounted to approximately 0.52% and 0.43% of total loans at June 30, 2008 and December 31, 2007, respectively. The amount of interest that would have been recognized on nonaccrual loans for the three and six months ended June 30, 2008 was approximately $276,000 and $537,000, respectively. The amount of interest that would have been recognized on nonaccrual loans for the three and six months ended June 30, 2007 was immaterial.

          The Company’s investments in impaired loans at June 30, 2008 and December 31, 2007 were $42.8 million and $43.5 million, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

          The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Balance of allowance for loan losses at beginning of period	$53,008	$46,517	$47,123	$46,772
Provision for loan losses, net	2,787	1,238	11,605	2,449
Loans charged-off:
Commercial, real estate and mortgage	981	978	2,016	1,481
Direct and indirect consumer	1,361	1,179	2,670	2,394
Finance company	945	648	2,197	1,281
Demand deposit accounts	681	716	1,282	1,441

Total charge-offs	3,968	3,521	8,165	6,597

Recoveries of loans previously charged-off:
Commercial, real estate and mortgage	320	1,064	521	1,375
Direct and indirect consumer	544	383	954	929
Finance company	234	123	438	267
Demand deposit accounts	375	423	824	1,032

Total recoveries	1,473	1,993	2,737	3,603

Net charge-offs	2,495	1,528	5,428	2,994

Balance of allowance for loan losses at end of period	$53,300	$46,227	$53,300	$46,227

          The following table presents the makeup of allowance for loan losses by:

	June 30, 2008	December 31, 2007

	(In thousands)
Balance of allowance for loan losses
Non-impaired	$41,282	$38,146
Impaired	12,018	8,977

Total allowance for loan losses	$53,300	$47,123

          As of June 30, 2008 and December 31, 2007, the Company had $24.4 million and $18.8 million, respectively, in loans carried at fair value.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

          The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Ratios:
Net charge-offs to average net loans (annualized)	0.27%	0.18%	0.30%	0.18%
Net charge-offs to period-end net loans (annualized)	0.26%	0.18%	0.29%	0.18%
Allowance for loan losses to average net loans	1.44%	1.37%	1.45%	1.39%
Allowance for loan losses to period-end net loans	1.41%	1.35%	1.41%	1.35%
Net charge-offs to loan loss allowance	4.68%	3.31%	10.18%	6.48%
Provision for loan losses to net charge-offs	111.70%	81.02%	213.80%	81.80%

5. Goodwill and Other Intangible Assets

          Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142 Goodwill and Other Intangibles (“SFAS No. 142”), the Company tests its goodwill for impairment annually. No impairment charges were recognized as of June 30, 2008. The carrying amount of goodwill was $62.3 million as of June 30, 2008 and December 31, 2007.

          The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated (in thousands):

	As of June 30, 2008			As of December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Amortizable intangible assets:
Core deposit intangibles	$14,137	$9,065	$5,072	$14,137	$8,500	$5,637
Value of insurance business acquired	2,752	1,158	1,594	3,757	1,807	1,950
Non-compete agreements	322	266	56	368	252	116
Trade name	100	60	40	100	50	50

Total	$17,311	$10,549	$6,762	$18,362	$10,609	$7,753

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Aggregate amortization expense for:
Core deposit intangibles	$283	$331	$565	$605
Value of insurance businesses acquired	77	29	140	155
Non-compete agreements	(1)	19	14	37
Trade name	5	5	10	10

Total	$364	$384	$729	$807

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

5. Goodwill and Other Intangible Assets (continued)

          The amortization period used for core deposit intangibles and value of insurance business acquired is 10 years. The amortization period used for non-compete agreements and trade name intangibles is 5 years. The following table shows estimated amortization expense of other intangible assets for the remainder of 2008, four succeeding years and thereafter, calculated based on current amortization schedules (in thousands):

2008	$721
2009	1,435
2010	1,400
2011	1,161
2012	946
Thereafter	1,099

6,762

6. Mortgage Banking (including Mortgage Servicing Rights)

          The Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”) on January 1, 2007 without material impact. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. Under SFAS No. 156, the Company decided to continue to use the amortization method instead of adopting the fair value measurement method. Management has determined that it has one class of servicing rights – mortgage servicing rights – which are based on the type of loan. The following are the risk characteristics of the underlying financial assets used to stratify servicing assets for purposes of measuring impairment: interest rate, type of product (fixed versus variable), duration and asset quality. The fair values of the mortgage servicing rights were $1.5 million and $1.8 million as of June 30, 2008 and December 31, 2007, respectively. The fair value was based upon Bloomberg prepayment speeds for the performing portion of the portfolio and actual prepayment speeds for the watch list portion of the portfolio. The following table shows the amounts (in thousands) of contractually specified fees for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Servicing fees	$137	$160	$280	$326
Late fees	10	16	22	33
Ancillary fees	2	2	4	10

Total	$149	$178	$306	$369

          The gross carrying amount of mortgage servicing rights is equal to the net carrying amount. There were no valuation allowances on the mortgage servicing rights portfolio as of June 30, 2008 or December 31, 2007.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

6. Mortgage Banking (including Mortgage Servicing Rights) (continued)

The changes in the carrying amounts of mortgage servicing rights as of June 30, 2008 and as of December 31, 2007 are as follows (in thousands):

Net Carrying Amount

Balance as of December 31, 2006	$941
Additions	9
Disposals	(60)
Amortization	(345)

Balance as of December 31, 2007	545
Disposals	(21)
Amortization	(111)

Balance as of June 30, 2008	$413

          The following table shows estimated amortization expense of mortgage servicing rights for the remainder of 2008, the four succeeding years and thereafter, calculated based on current amortization schedules (in thousands):

2008	$101
2009	145
2010	95
2011	50
2012	15
Thereafter	7

$413

7. Earnings Per Share

          Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income - used in computation of earnings per share	$20,984	$20,323	$41,041	$39,553

Weighted average number of shares outstanding - used in computation of basic earnings per share	31,382	32,233	31,366	32,447

Effect of dilutive securities Stock options and restricted stock awards	432	516	413	577

Weighted average number of shares outstanding plus effect of dilutive securities - used in computation of diluted earnings per share	31,814	32,749	31,779	33,024

There were no anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2008. There were 60,585 and 42,347 anti-dilutive share-based incentives outstanding for the three and six months ened June 30, 2007, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Share-Based Payment Arrangements

Stock Option Plans

          At June 30, 2008, the Company had two stock option plans. The 1996 Hancock Holding Company Long-Term Incentive Plan (the “1996 Plan”) that was approved by the Company’s shareholders in 1996 was designed to provide annual incentive stock awards. Awards as defined in the 1996 Plan include, with limitations, stock options (including restricted stock options), restricted and performance shares, and performance stock awards, all on a stand-alone, combination or tandem basis. A total of fifteen million (15,000,000) common shares can be granted under the 1996 Plan with an annual grant maximum of two percent (2%) of the Company’s outstanding common stock as reported for the fiscal year ending immediately prior to such plan year. Grants of restricted stock awards are limited to one-third of the grant totals.

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

Six Months Ended June 30, 2008

Expected volatility	29.53%
Expected dividends	2.60%
Expected term (in years)	6.42
Risk-free rates	3.32%

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Share-Based Payment Arrangements (continued)

          A summary of option activity under the plans for the six months ended June 30, 2008, and changes during the six months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2008	1,345,333	$29.04	6.1
Granted	4,289	$36.88
Exercised	(53,756)	$23.65		$861
Forfeited or expired	(7,625)	$32.28

Outstanding at June 30, 2008	1,288,241	$29.27	5.8	$13,598

Exercisable at June 30, 2008	1,004,136	$26.09	5.1	$13,546

Share options expected to vest	231,971	$40.46	8.4	$46

          The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $.9 million and $3.5 million, respectively.

          A summary of the status of the Company’s nonvested shares as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)

Nonvested at January 1, 2008	589,090	$23.78
Granted	18,223	$30.21
Vested	(99,084)	$17.15
Forfeited	(5,116)	$23.01

Nonvested at June 30, 2008	503,113	$23.03

          As of June 30, 2008, there was $7.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.82 years. The total fair value of shares which vested during the six months ended June 30, 2008 and 2007 was $1.7 million and $1.2 million, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

9. Retirement Plans

          Net periodic benefits cost includes the following components for the three and six months ended June 30, 2008 and 2007:

	Pension Benefits		Other Post-retirement Benefits

	Three Months Ended June 30,
	2008	2007	2008	2007

Service cost	$656,542	$663,956	$40,500	$68,500

Interest cost	1,129,247	958,450	122,500	102,000

Expected return on plan assets	(1,207,550)	(1,051,435)	—	—

Amortization of prior service cost	—	—	(13,250)	(13,250)

Amortization of net loss	236,869	280,549	36,500	148,651

Amortization of transition obligation	—	—	1,250	1,250

Net periodic benefit cost	$815,108	$851,520	$187,500	$307,151

	Pension Benefits		Other Post-retirement Benefits

	Six Months Ended June 30,
	2008	2007	2008	2007

Service cost	$1,313,084	$1,327,912	$81,000	$137,000

Interest cost	2,258,494	1,916,900	245,000	204,000

Expected return on plan assets	(2,415,100)	(2,102,870)	—	—

Amortization of prior service cost	—	—	(26,500)	(26,500)

Amortization of net loss	473,738	561,098	73,000	168,151

Amortization of transition obligation	—	—	2,500	2,500

Net periodic benefit cost	$1,630,216	$1,703,040	$375,000	$485,151

          The Company anticipates that it will contribute $4.6 million to its pension plan and approximately $750,000 to its post-retirement benefits in 2008. During the first six months of 2008, the Company contributed approximately $2.0 million to its pension plan and approximately $306,000 for post-retirement benefits.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

10. Other Service Charges, Commission and Fees, and Other Income

          Components of other service charges, commission and fees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(In thousands)
Trust fees	$4,575	$4,124	$8,751	$7,816
Credit card merchant discount fees	2,884	2,618	5,423	4,909
Income from insurance operations	4,259	5,033	8,600	9,402
Investment and annuity fees	2,727	2,018	5,536	3,995
ATM fees	1,757	1,428	3,448	2,808

Total other service charges, commissions and fees	$16,202	$15,221	$31,758	$28,930

          Components of other income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(In thousands)
Secondary mortgage market operations	$753	$1,116	$1,531	$2,027
Income from bank owned life insurance	1,580	1,317	3,024	2,508
Outsourced check income	52	637	234	1,289
Other	1,924	1,948	3,902	2,751

Total other income	$4,309	$5,018	$8,691	$8,575

11. Other Expense

          Components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(In thousands)
Data processing expense	$4,635	$4,352	$8,838	$8,596
Postage and communications	2,285	2,688	4,599	4,947
Ad valorem and franchise taxes	1,010	827	2,125	1,648
Legal and professional services	3,083	4,672	5,828	8,425
Stationery and supplies	551	640	978	1,132
Advertising	1,446	2,033	3,250	3,595
Deposit insurance and regulatory fees	689	253	1,014	509
Training expenses	167	161	353	335
Other fees	872	549	1,982	1,376
Annuity expense	141	339	1,114	802
Claims paid	235	470	392	898
Other expense	2,193	2,932	3,462	4,027

Total other expense	$17,307	$19,916	$33,935	$36,290

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

12. Income Taxes

          The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007 and determined that there was no need to make an adjustment to retained earnings due to the adoption of this Interpretation. There were no material uncertain tax positions as of June 30, 2008 and December 31, 2007. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

          It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The interest accrual is considered immaterial to the Company’s consolidated balance sheet as of June 30, 2008 and December 31, 2007.

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

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

13. Segment Reporting (continued)

          Following is selected information for the Company’s segments (in thousands):

		Three Months Ended June 30, 2008
	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$38,745	$35,790	$2,275	$1,076	$6,593	$(2,725)	$81,754
Interest expense	17,371	11,787	1,173	552	1,300	(2,610)	29,573

Net interest income	21,374	24,003	1,102	524	5,293	(115)	52,181
Provision for loan losses	214	1,074	195	392	912	—	2,787
Noninterest income	14,501	9,835	318	184	6,986	(8)	31,816
Depreciation and amortization	2,626	908	122	91	146	—	3,893
Other noninterest expense	21,307	16,720	1,598	1,074	7,620	(23)	48,296

Net income before income taxes	11,728	15,136	(495)	(849)	3,601	(100)	29,021
Income tax expense (benefit)	3,121	4,160	(325)	(313)	1,394	—	8,037

Net income (loss)	$8,607	$10,976	$(170)	$(536)	$2,207	$(100)	$20,984

Total assets	$3,449,989	$2,743,175	$197,230	$101,095	$820,843	$(1,042,216)	$6,270,116

Total interest income from affiliates	$2,710	$—	$—	$—	$15	$(2,725)	$—

Total interest income from external customers	$36,035	$35,790	$2,275	$1,076	$6,578	$—	$81,754

Amortization & (accretion) of securities	$359	$359	$13	$(1)	$84	$—	$814

		Three Months Ended June 30, 2007
	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$44,117	$37,306	$2,347	$316	$6,464	$(5,613)	$84,937
Interest expense	19,005	16,765	1,260	23	1,839	(5,498)	33,394

Net interest income	25,112	20,541	1,087	293	4,625	(115)	51,543
Provision for (reversal of) loan losses	2,003	(1,161)	(238)	121	513	—	1,238
Noninterest income	14,267	9,565	230	1	6,693	(12)	30,744
Depreciation and amortization	2,237	741	110	6	114	—	3,208
Other noninterest expense	23,385	16,435	1,341	361	7,949	(305)	49,166

Net income before income taxes	11,754	14,091	104	(194)	2,742	178	28,675
Income tax expense (benefit)	3,338	3,997	(12)	(75)	1,104	—	8,352

Net income	$8,416	$10,094	$116	$(119)	$1,638	$178	$20,323

Total assets	$3,307,456	$2,523,738	$172,904	$17,066	$799,179	$(945,537)	$5,874,806

Total interest income from affiliates	$5,613	$—	$—	$(24)	$—	$(5,589)	$—

Total interest income from external customers	$38,504	$37,306	$2,347	$340	$6,464	$(24)	$84,937

Amortization & (accretion) of securities	$(172)	$(124)	$12	$—	$11	$—	$(273)

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

13. Segment Reporting (continued)

		Six Months Ended June 30, 2008
	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$80,998	$71,261	$4,442	$1,838	$13,404	$(5,376)	$166,567
Interest expense	37,130	25,603	2,400	974	2,956	(5,146)	63,917

Net interest income	43,868	45,658	2,042	864	10,448	(230)	102,650
Provision for loan losses	4,896	3,981	271	646	1,811	—	11,605
Noninterest income	27,240	25,619	563	304	14,486	(16)	68,196
Depreciation and amortization	5,358	1,806	226	221	287	—	7,898
Other noninterest expense	41,538	31,865	3,114	2,200	15,775	(67)	94,425

Net income before income taxes	19,316	33,625	(1,006)	(1,899)	7,061	(179)	56,918
Income tax expense (benefit)	4,880	9,622	(677)	(689)	2,741	—	15,877

Net income (loss)	$14,436	$24,003	$(329)	$(1,210)	$4,320	$(179)	$41,041

Total assets	$3,449,989	$2,743,175	$197,230	$101,095	$820,843	$(1,042,216)	$6,270,116

Total interest income from affiliates	$5,320	$7	$4	$—	$45	$(5,376)	$—

Total interest income from external customers	$75,678	$71,254	$4,438	$1,838	$13,359	$—	$166,567

Amortization & (accretion) of securities	$637	$74	$14	$(1)	$119	$—	$843

		Six Months Ended June 30, 2007
	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$90,431	$72,798	$4,848	$434	$12,423	$(10,288)	$170,646
Interest expense	38,957	32,502	2,494	26	3,781	(10,058)	67,702

Net interest income	51,474	40,296	2,354	408	8,642	(230)	102,944
Provision for (reversal of) loan losses	491	1,047	(322)	121	1,112	—	2,449
Noninterest income	25,334	17,721	400	1	13,774	(23)	57,207
Depreciation and amortization	4,136	1,464	204	6	224	—	6,034
Other noninterest expense	43,630	33,307	2,716	403	16,303	(312)	96,047

Net income before income taxes	28,551	22,199	156	(121)	4,777	59	55,621
Income tax expense (benefit)	8,483	5,889	(87)	(46)	1,829	—	16,068

Net income	$20,068	$16,310	$243	$(75)	$2,948	$59	$39,553

Total assets	$3,307,456	$2,523,738	$172,904	$17,066	$799,179	$(945,537)	$5,874,806

Total interest income from affiliates	$10,288	$—	$—	$49	$—	$(10,337)	$—

Total interest income from external customers	$80,143	$72,798	$4,848	$385	$12,423	$49	$170,646

Amortization & (accretion) of securities	$(1,048)	$(968)	$22	$—	$21	$—	$(1,973)

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

14. New Accounting Pronouncements

          In June 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data including any amounts related to interim periods, summaries of earnings and selected financial data. The Company is assessing the impact of adopting EITF 03-6-1, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In May 2008, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 162, The Hierarchy of Generally Accepted Principles (“SFAS No. 162”) which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company will adopt the provisions of SFAS No. 162, when required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In April 2008, the FASB has issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Asset, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142.) The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is assessing the impact of FSP 142-3, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB 133 (“SFAS No. 161”) which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounting for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is assessing the impact of SFAS No. 161, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”) which applies to all business combinations. The statement requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” All business combinations will be accounted for by applying the acquisition method (previously referred to as the purchase method.) Companies will have to identify the acquirer; determine the acquisition date and purchase price; recognize at their acquisition-date fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, and recognize goodwill or, in the case of a bargain purchase, a gain.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

14. New Accounting Pronouncements (continued)

SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. It will be applied to business combinations occurring after the effective date. The Company will adopt the provisions of SFAS No. 141R in the first quarter of 2009, as required, and the impact on the Company’s financial condition or results of operations is dependent on the extent of future business combinations.

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

           In June 2007, the FASB ratified EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. The objective of this issue is to determine the accounting for the income tax benefits of dividend or dividend equivalents when the dividends or dividend equivalents are: (a) linked to equity-classified nonvested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under FASB Statement No. 123 (Revised 2004), Share-Based Payment. The Task Force reached a consensus that EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The adoption of EITF No. 06-11 during the first quarter of 2008 did not have a material impact on the Company’s results of operations and financial position.

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

           In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment SFAS No. 115 (“SFAS No. 159”) which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The adoption of SFAS No. 159 during the first quarter of 2008 did not have a material impact on the Company’s results of operations and financial position.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

14. New Accounting Pronouncements (continued)

          In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This pronouncement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for fiscal years ending after December 15, 2006. In addition, this statement requires an employer to measure the funded status of a plan as of its year-end balance sheet date effective for fiscal years ending after December 15, 2008. The Company adopted the requirement to recognize the funded status of the benefit plans and related disclosure requirements as of December 31, 2006. In the first quarter of 2008, the Company changed the measurement date of the funded status of the pension plan from September 30 to December 31. With the change in measurement date, the Company recorded an $815,107 adjustment to decrease beginning retained earnings and increase liabilities.

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

          The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At June 30, 2008, we had total assets of $6.3 billion and employed on a full-time equivalent basis 1,261 persons in Mississippi, 551 persons in Louisiana, 54 persons in Florida and 37 persons in Alabama.

RESULTS OF OPERATIONS

          Net income for the second quarter of 2008 totaled $21.0 million, an increase of $0.7 million, or 3.3%, from the second quarter of 2007. Diluted earnings per share for the second quarter of 2008 were $0.66, an increase of $0.04 from the same quarter a year ago. Return on average assets for the second quarter of 2008 was 1.36% compared to 1.42% for the second quarter of 2007. Return on average common equity was 14.51% compared to 14.53% for the same quarter a year ago. Net income for the first six months of 2008 was $41.0 million, an increase of $1.5 million, or 3.8%, from the first half of 2007. Diluted earnings per share were $1.29 for the first half of 2008, an increase of $0.09 compared to the prior year.

Net Interest Income

          Net interest income (te) for the second quarter increased $0.8 million, or 1.5%, from the second quarter of 2007. The net interest margin (te) of 3.90% was 27 basis points narrower than the same quarter a year ago. Growth in average earning asset levels were strong compared to the same quarter a year ago with an increase of $435.8 million, or 8.4%, mostly reflected in higher average loans (up $340.5 million, or 10.1%). With short-term interest rates down significantly from a year ago, the Company’s loan yield fell 106 basis points, with the yield on average earning assets down 74 basis points. However, total funding costs were down 47 basis points as the severity of the recent rate cuts by the Federal Reserve over the course of the past year were difficult to immediately be reflected in lower deposit rates.

Provision for Loan Losses

          The amount of the allowance for loan losses equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect the currently perceived risks of loss associated with our loan portfolio. The Company recorded a provision for loan losses of $2.8 million in the second quarter of 2008 compared to $1.2 million in the second quarter of 2007 due to growth in our loan portfolio and a weakening in the local real estate markets.

Allowance for Loan Losses and Asset Quality

          At June 30, 2008, the allowance for loan losses was $53.3 million compared with $47.1 million at December 31, 2007, an increase of $6.2 million. The increase in the allowance for loan losses through the first six months of 2008 is attributed to increases in delinquency and non-accrual balances primarily within the real estate segment across all markets and an increase in specific commercial and real estate credits as measured within our SFAS No. 114 analysis across each market. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses. Management believes the June 30, 2008 allowance level is adequate.

          Net charge-offs, as a percent of average loans, were 0.27% for the second quarter of 2008, compared to 0.18% in the second quarter of 2007. The majority of the increase in net charge-offs, as compared to the second quarter of 2007, was caused by the weakening local real estate markets mostly in commercial real estate loans.

          Non-accrual loans increased $10.6 million from the same quarter a year ago. This increase is due to the weakening real estate markets and to one builder in the Tallahassee market. The relationship in question is adequately reserved. Accruing loans 90 days or more past due increased 10 basis points as a percent of total loans from June 30, 2007 due to weakening local real estate markets.

          The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances (amounts in thousands).

	At and for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net charge-offs to average loans (annualized)	0.27%	0.18%	0.30%	0.18%
Provision for loan losses to average loans (annualized)	0.30%	0.15%	0.63%	0.15%
Allowance for loan losses to average loans	1.44%	1.37%	1.45%	1.39%
Gross charge-offs	$3,968	$3,521	$8,165	$6,597
Gross recoveries	$1,473	$1,993	$2,737	$3,603
Non-accrual loans	$18,106	$7,544	$18,106	$7,544
Accruing loans 90 days or more past due	$6,449	$2,558	$6,449	$2,558

Noninterest Income

          Noninterest income (excluding securities transactions) for the second quarter of 2008 was up $0.7 million, or 2%, compared to the same quarter a year ago. The primary factors impacting the higher levels of noninterest income (excluding securities transactions) as compared to the same quarter a year ago, were higher levels of investment and annuity fees (up $0.7 million, or 35%), trust fees (up $0.5 million, or 11%), service charge income (up $0.4 million, or 4%) and ATM fees (up $0.3 million, or 23%). Offsetting decreases to noninterest income for the second quarter of 2008 were insurance fees (down $0.8 million, or 15%) and secondary mortgage market operations (down $0.4 million, or 33%).

          The components of noninterest income for the three and six months ended June 30, 2008 and 2007 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(In thousands)
Service charges on deposit accounts	$10,879	$10,471	$21,669	$19,662
Trust fees	4,575	4,124	8,751	7,816
Credit card merchant discount fees	2,884	2,618	5,423	4,909
Income from insurance operations	4,259	5,033	8,600	9,402
Investment and annuity fees	2,727	2,018	5,536	3,995
ATM fees	1,757	1,428	3,448	2,808
Secondary mortgage market operations	753	1,116	1,531	2,027
Other income	3,556	3,902	7,160	6,548

Total other noninterest income	31,390	30,710	62,118	57,167
Securities transactions gains, net	426	34	6,078	40

Total noninterest income	$31,816	$30,744	$68,196	$57,207

Noninterest Expense

          Operating expenses for the second quarter were $0.2 million, or 0.4%, lower compared to the same quarter a year ago. The decrease from the same quarter a year ago was reflected in lower levels of legal and professional services (down $1.6 million) and other expense (down $0.6 million). These decreases were offset by higher levels of personnel expense (up $2.2 million) and occupancy expense (up $0.2 million) reflective of our on-going rebuilding efforts in the wake of the storm of 2005 and due to the recent facilities opened in our expansion markets (Mobile, AL, Pensacola, FL and New Orleans, LA).

          The following table presents the components of noninterest expense for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(In thousands)
Employee compensation	$21,565	$20,086	$41,183	$40,620
Employee benefits	5,466	4,751	11,479	10,781

Total personnel expense	27,031	24,837	52,662	51,401

Equipment and data processing expense	7,420	7,120	14,532	13,637
Net occupancy expense	4,702	4,469	9,303	8,542
Postage and communications	2,285	2,688	4,599	4,947
Ad valorem and franchise taxes	1,010	827	2,125	1,648
Legal and professional services	3,083	4,672	5,828	8,425
Stationery and supplies	551	640	978	1,132
Amortization of intangible assets	364	384	729	807
Advertising	1,446	2,033	3,250	3,595
Deposit insurance and regulatory fees	689	253	1,014	509
Training expenses	167	161	353	335
Other real estate owned expense, net	(79)	126	132	(640)
Other expense	3,520	4,164	6,818	7,743

Total noninterest expense	$52,189	$52,374	$102,323	$102,081

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

Income Taxes

          Our effective federal income tax rate continues to be less than the statutory rate of 35% due primarily to tax-exempt interest income. For the six months ended June 30, 2008 and 2007, the effective federal income tax rates were approximately 28% and 29%, respectively. The decrease in the effective rate in 2008 is due to a shifting of the Company’s income into jurisdictions with lower tax rates. The total amount of tax-exempt income earned during the first six months of 2008 remained constant at $8.8 million compared to $8.4 million the comparable period in 2007. Tax-exempt income for the six months ended June 30, 2008 consisted of $2.7 million from securities and $6.1 million from loans and leases. Tax-exempt income for the first six months of 2007 consisted of $3.2 million from securities and $5.2 million from loans and leases.

Selected Financial Data

          The following tables contain selected financial data comparing our consolidated results of operations for the three and six months ended June 30, 2008 and 2007.

(amounts in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Per Common Share Data
Earnings per share:
Basic	$0.67	$0.63	$1.31	$1.22
Diluted	$0.66	$0.62	$1.29	$1.20
Cash dividends per share	$0.240	$0.240	$0.480	$0.480
Book value per share (period-end)	$18.27	$17.13	$18.27	$17.13
Weighted average number of shares:
Basic	31,382	32,233	31,366	32,447
Diluted (1)	31,814	32,749	31,779	33,024
Period-end number of shares	31,386	32,094	31,386	32,094
Market data:
High price	$45.68	$44.37	$45.68	$54.09
Low price	$38.38	$37.50	$33.45	$37.50
Period-end closing price	$39.29	$37.55	$39.29	$37.55
Trading volume	14,527	11,614	31,731	20,195

(1)

There were no anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2008, respectively. There were 60,585 and 42,347 anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2007, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(dollar amounts in thousands)
Performance Ratios
Return on average assets	1.36%	1.42%	1.33%	1.37%
Return on average common equity	14.51%	14.53%	14.32%	14.15%
Earning asset yield (tax equivalent (“TE”))	6.02%	6.76%	6.15%	6.70%
Total cost of funds	2.12%	2.59%	2.30%	2.59%
Net interest margin (TE)	3.90%	4.17%	3.85%	4.11%
Common equity (period-end) as a percent of total assets (period-end)	9.15%	9.36%	9.15%	9.36%
Leverage ratio (period-end)	8.57%	9.01%	8.57%	9.01%
FTE headcount	1,903	1,944	1,903	1,944

Asset Quality Information
Non-accrual loans	$18,106	$7,544	$18,106	$7,544
Foreclosed assets	$1,693	$1,146	$1,693	$1,146

Total non-performing assets	$19,799	$8,690	$19,799	$8,690

Non-performing assets as a percent of loans and foreclosed assets	0.52%	0.25%	0.52%	0.25%
Accruing loans 90 days past due	$6,449	$2,558	$6,449	$2,558
Accruing loans 90 days past due as a percent of loans	0.17%	0.07%	0.17%	0.07%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	0.69%	0.33%	0.69%	0.33%
Net charge-offs	$2,495	$1,528	$5,428	$2,994
Net charge-offs as a percent of average loans	0.27%	0.18%	0.30%	0.18%
Allowance for loan losses	$53,300	$46,227	$53,300	$46,227
Allowance for loan losses as a percent of period-end loans	1.41%	1.35%	1.41%	1.35%
Allowance for loan losses to NPAs + accruing loans 90 days past due	203.06%	410.98%	203.06%	410.98%
Provision for loan losses	$2,787	$1,238	$11,605	$2,449

Average Balance Sheet
Total loans	$3,712,005	$3,371,540	$3,675,306	$3,332,285
Securities	1,839,225	1,733,869	1,791,216	1,781,946
Short-term investments	57,518	67,520	128,502	149,086

Earning assets	5,608,748	5,172,929	5,595,024	5,263,317
Allowance for loan losses	(53,012)	(46,511)	(50,198)	(46,607)
Other assets	667,497	607,941	672,855	602,972

Total assets	$6,223,233	$5,734,359	$6,217,681	$5,819,682

Noninterest bearing deposits	$880,375	$950,637	$869,541	$967,218
Interest bearing transaction deposits	1,447,301	1,461,092	1,412,006	1,476,661
Interest bearing public fund deposits	946,411	775,431	954,290	797,916
Time deposits	1,687,218	1,655,322	1,768,022	1,676,651

Total interest bearing deposits	4,080,930	3,891,845	4,134,318	3,951,228

Total deposits	4,961,305	4,842,482	5,003,859	4,918,446
Other borrowed funds	567,151	197,261	525,847	201,476
Other liabilities	113,096	133,783	111,781	136,261
Common stockholders’ equity	581,681	560,833	576,194	563,499

Total liabilities & common stockholders’ equity	$6,223,233	$5,734,359	$6,217,681	$5,819,682

	Six Months Ended June 30,
	2008	2007

	(dollar amounts in thousands)
Period-end Balance Sheet
Commercial/real estate loans	$2,348,816	$2,094,018
Mortgage loans	410,469	370,494
Direct consumer loans	520,230	481,565
Indirect consumer loans	393,625	364,375
Finance company loans	114,664	105,700

Total loans	3,787,804	3,416,152
Loans held for sale	28,808	25,198
Securities	1,807,595	1,617,204
Short-term investments	9,848	196,944

Earning assets	5,634,055	5,255,498
Allowance for loan losses	(53,300)	(46,227)
Other assets	689,361	665,535

Total assets	$6,270,116	$5,874,806

Noninterest bearing deposits	$894,544	$938,702
Interest bearing transaction deposits	1,460,848	1,412,123
Interest bearing public funds deposits	1,003,415	891,803
Time deposits	1,662,001	1,735,105

Total interest bearing deposits	4,126,264	4,039,031

Total deposits	5,020,808	4,977,733
Other borrowed funds	574,981	208,938
Other liabilities	100,922	138,437
Common stockholders’ equity	573,405	549,698

Total liabilities & common stockholders’ equity	$6,270,116	$5,874,806

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(dollar amounts in thousands)
Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans	$600	$(63)	$1,434	$105
Mortgage loans	61	(22)	61	1
Direct consumer loans	442	617	1,031	972
Indirect consumer loans	681	471	1,143	902
Finance company loans	711	525	1,759	1,014

Total net charge-offs	$2,495	$1,528	$5,428	$2,994

Net charge-offs to average loans:
Commercial/real estate loans	0.11%	-0.01%	0.13%	0.01%
Mortgage loans	0.06%	-0.02%	0.03%	0.00%
Direct consumer loans	0.34%	0.51%	0.40%	0.40%
Indirect consumer loans	0.71%	0.52%	0.59%	0.51%
Finance company loans	2.52%	2.08%	3.12%	2.11%
Total net charge-offs to average net loans	0.27%	0.18%	0.30%	0.18%

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(dollar amounts in thousands)
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans	66.18%	65.17%	65.69%	63.31%
Securities	32.79%	33.52%	32.01%	33.86%
Short-term investments	1.03%	1.31%	2.30%	2.83%

Earning assets	100.00%	100.00%	100.00%	100.00%

Noninterest bearing deposits	15.70%	18.38%	15.54%	18.37%
Interest bearing transaction deposits	25.80%	28.24%	25.23%	28.06%
Interest bearing public funds deposits	16.87%	14.99%	17.06%	15.16%
Time deposits	30.09%	32.01%	31.60%	31.86%

Total deposits	88.46%	93.62%	89.43%	93.45%
Other borrowed funds	10.11%	3.81%	9.40%	3.83%
Other net interest-free funding sources	1.43%	2.57%	1.17%	2.72%

Total funding sources	100.00%	100.00%	100.00%	100.00%

Loan mix:
Commercial/real estate loans	61.21%	60.51%	61.19%	60.34%
Mortgage loans	11.13%	11.35%	11.05%	11.40%
Direct consumer loans	14.19%	14.45%	14.16%	14.59%
Indirect consumer loans	10.41%	10.69%	10.52%	10.77%
Finance company loans	3.06%	3.00%	3.08%	2.90%

Total loans	100.00%	100.00%	100.00%	100.00%

Average dollars
Loans	$3,712,005	$3,371,540	$3,675,306	$3,332,285
Securities	1,839,225	1,733,869	1,791,216	1,781,946
Short-term investments	57,518	67,520	128,502	149,086

Earning assets	$5,608,748	$5,172,929	$5,595,024	$5,263,317

Noninterest bearing deposits	$880,375	$950,637	$869,541	$967,218
Interest bearing transaction deposits	1,447,301	1,461,092	1,412,006	1,476,661
Interest bearing public funds deposits	946,411	775,431	954,290	797,916
Time deposits	1,687,218	1,655,322	1,768,022	1,676,651

Total deposits	4,961,305	4,842,482	5,003,859	4,918,446
Other borrowed funds	567,151	197,261	525,847	201,476
Other net interest-free funding sources	80,292	133,186	65,318	143,395

Total funding sources	$5,608,748	$5,172,929	$5,595,024	$5,263,317

Loans:
Commercial/real estate loans	$2,272,057	$2,040,088	$2,248,375	$2,010,572
Mortgage loans	413,076	382,642	406,225	380,007
Direct consumer loans	526,752	487,267	520,597	486,239
Indirect consumer loans	386,565	360,451	386,775	358,739
Finance company loans	113,555	101,092	113,334	96,728

Total average loans	$3,712,005	$3,371,540	$3,675,306	$3,332,285

The following table details the components of our net interest spread and net interest margin.

	Three Months Ended June 30,			Three Months Ended June 30,

	2008			2007

(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$34,223	$2,272,057	6.05%	$37,762	$2,040,088	7.42%
Mortgage loans	6,124	413,076	5.93%	5,604	382,642	5.86%
Consumer loans	20,960	1,026,872	8.21%	20,978	948,810	8.87%
Loan fees & late charges	(48)	—	0.00%	291	—	0.00%

Total loans (TE)	61,259	3,712,005	6.63%	64,635	3,371,540	7.69%

US treasury securities	73	11,364	2.59%	414	34,141	4.87%
US agency securities	3,728	335,607	4.44%	10,987	866,747	5.07%
CMOs	1,843	149,640	4.93%	948	93,145	4.07%
Mortgage backed securities	14,060	1,101,270	5.11%	5,847	469,500	4.98%
Municipals (TE)	2,361	182,571	5.17%	2,653	196,861	5.39%
Other securities	557	58,773	3.79%	932	73,475	5.07%

Total securities (TE)	22,622	1,839,225	4.92%	21,781	1,733,869	5.03%

Total short-term investments	305	57,518	2.13%	788	67,520	4.68%

Average earning assets yield (TE)	$84,186	$5,608,748	6.02%	$87,204	$5,172,929	6.76%

Interest bearing liabilities
Interest bearing transaction deposits	$3,273	$1,447,301	0.91%	$4,913	$1,461,092	1.35%
Time deposits	16,089	1,687,218	3.84%	18,555	1,655,322	4.50%
Public funds	6,170	946,411	2.62%	8,439	775,431	4.37%

Total interest bearing deposits	25,532	4,080,930	2.52%	31,907	3,891,845	3.29%

Total borrowings	4,061	567,151	2.88%	1,814	197,261	3.65%

Capitalized interest	(20)	—	0.00%	(327)	—	0.00%

Total interest bearing liability cost	$29,573	$4,648,081	2.56%	$33,394	$4,089,106	3.28%

Noninterest bearing deposits		880,375			950,637
Other net interest-free funding sources		80,292			133,186

Total Cost of Funds	$29,573	$5,608,748	2.12%	$33,394	$5,172,929	2.59%

Net Interest Spread (TE)	$54,613		3.46%	$53,810		3.48%

Net Interest Margin (TE)	$54,613	$5,608,748	3.90%	$53,810	$5,172,929	4.17%

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

          For the six months ended June 30, 2008, the Company sold securities for a net gain of $2.7 million. Included in the net gain was a $2.8 million gross gain for the sale of securities as a result of the VISA IPO that occurred in the first quarter of 2008 and a gross loss of $99,468 that occurred in the second quarter of 2008 from Magna Insurance Company, a subsidiary of the Company, due to deterioration of the credit quality of an investment. For the six months ended June 30, 2007, Magna Insurance Company, sold thirty available for sale securities out of its portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These securities had a gross loss of $37,164.

          The following liquidity ratios at June 30, 2008 and December 31, 2007 compare certain assets and liabilities to total deposits or total assets:

	June 30, 2008	December 31, 2007

Total securities to total deposits	36.00%	33.49%
Total loans (net of unearned income) to total deposits	76.02%	72.17%
Interest-earning assets to total assets	89.86%	89.49%
Interest-bearing deposits to total deposits	82.18%	81.88%

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

CAPITAL RESOURCES

          We continue to maintain an adequate capital position. The ratios as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007

Common equity (period-end) as a percent of total assets (period-end)	9.15%	9.15%
Regulatory ratios:
Total capital to risk-weighted assets (1)	12.62%	12.07%
Tier 1 capital to risk-weighted assets (2)	11.46%	11.03%
Leverage capital to average total assets (3)	8.57%	8.51%

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

BALANCE SHEET ANALYSIS

Earnings Assets

          Earning assets serve as the primary revenue streams for the Company and are comprised of securities, loans, federal funds sold, and securities purchased under resale agreements. At June 30, 2008, average earning assets were $5.6 billion, or 89.9% of total assets, compared with $5.3 billion or 90.4% of total assets at June 30, 2007. This increase resulted mostly from modest increases in the securities and loan portfolios.

Securities

          Our investment in securities was $1.8 billion at June 30, 2008, compared to $1.7 billion at December 31, 2007. The vast majority of securities in our portfolio are U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, we invest only in high quality securities of investment grade quality and with a target duration, for the overall portfolio, generally between two to five years. Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of Mississippi, Louisiana, Florida or Alabama counties, parishes and municipalities.

Loans

          At June 30, 2008, we held $3.8 billions in loans, compared to $3.6 billion at December 31, 2007. Our primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. Each loan file is reviewed by the Bank’s loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality. At June 30, 2008, Hancock’s average total loans were $3.7 billion, compared to $3.3 billion at June 30, 2007. The $343 million, or 10.3%, increase resulted from growth mostly in commercial and real estate loans and due to branch expansions. Commercial and real estate loans comprised 61.2% of the average loan portfolio at June 30, 2008 compared to 60.3% at June 30, 2007. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations.

Other Earning Assets

          Federal funds sold and CDs in banks averaged $128.5 at June 30, 2008, compared to $149.1 million at June 30, 2007. We utilize these products as a short-term investment alternative whenever we have excess liquidity.

Interest Bearing Liabilities

          Interest bearing liabilities include our interest bearing deposits as well as borrowings. Deposits represent our primary funding source. We continue our focus on multiple account, core deposit relationships and strategic placement of time deposit campaigns to stimulate overall deposit growth. Borrowings consist primarily of sales of securities under repurchase agreements.

Deposits

          Total deposits remained stable at $5.0 billion at June 30, 2008 and December 31, 2007, respectively. Average interest bearing deposits at June 30, 2008 were $4.1 billion, an increase of $183.1 million over June 30, 2007. The increase was primarily in public fund deposits. We have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. We traditionally price our deposits to position themselves competitively with the local market. Deposit flows are controlled primarily through pricing, and to a certain extent, through promotional activities.

Borrowings

          Our borrowings consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and other borrowings. Total borrowings at June 30, 2008 were $564.0 million compared to $376.0 million at December 31, 2007. The increase was primarily in securities sold under agreements to repurchase.

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

          At June 30, 2008, we had $969.9 million in unused loan commitments outstanding, of which approximately $582.1 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

          Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At June 30, 2008, we had $99.9 million in letters of credit issued and outstanding.

          The following table shows the commitments to extend credit and letters of credit at June 30, 2008 according to expiration date.

	Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(dollars in thousands)

Commitments to extend credit	$969,935	$618,052	$30,387	$67,218	$254,278
Letters of credit	99,906	40,831	34,353	24,722	—

Total	$1,069,841	$658,883	$64,740	$91,940	$254,278

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

          We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). SFAS No. 157 does not require any new fair value measurements. There have been no changes in valuation techniques used to measure fair value as disclosed in our Form 10-K for the year ended December 31, 2007. See Note 2to our Condensed Consolidated Financial Statements included elsewhere in this report. In addition, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment SFAS No. 115 (“SFAS No. 159”) on January 1, 2008. We did not elect to fair value any additional items under SFAS No. 159.

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

          Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of June 30, 2008, the effective duration of the securities portfolio was 3.42 years. A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 4.04 years, while a reduction in rates of 100 basis points would result in an effective duration of 1.77 years.

          In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at June 30, 2008 indicate that we are liability sensitive to some extent as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk

Change in interest rate (basis point)	Estimated increase (decrease) in net interest income

-100	-4.20%
Stable	0.00%
+100	-0.63%

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

          Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the six month period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

          There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the six months ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

Carl J. Chaney
Chief Executive Officer

/s/ John M. Hairston

John M. Hairston
Chief Executive Officer

/s/ Michael M. Achary

Michael M. Achary
Chief Financial Officer
Date:	August 6, 2008

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.