Form 10-Q
period 2008-09-30
HANCOCK HOLDING CO
filed 2008-11-05
CIK 750577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
OR
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

31,740,660 common shares were outstanding as of October 31, 2008 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2008 (unaudited)	December 31, 2007

ASSETS
Cash and due from banks (non-interest bearing)	$170,336	$182,615
Interest-bearing time deposits with other banks	10,721	8,560
Federal funds sold	162,876	117,721
Other short-term investments	133,270	—
Trading securities	2,505	197,425
Securities available for sale, at fair value (amortized cost of $1,656,875 and $1,472,550)	1,656,918	1,472,783
Loans held for sale	16,565	18,957
Loans	4,087,175	3,612,883
Less: allowance for loan losses	(57,200)	(47,123)
unearned income	(14,231)	(16,326)

Loans, net	4,015,744	3,549,434
Property and equipment, net of accumulated depreciation of $97,720 and $87,160	206,151	200,566
Other real estate, net	1,998	2,172
Accrued interest receivable	30,364	35,117
Goodwill, net	62,277	62,277
Other intangible assets, net	6,759	8,298
Life insurance contracts	144,814	139,421
Reinsurance receivables	28,409	34,827
Deferred tax asset, net	6,952	3,976
Other assets	88,103	21,830

Total assets	$6,744,762	$6,055,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$866,414	$907,874
Interest-bearing savings, NOW, money market and time	4,548,381	4,101,660

Total deposits	5,414,795	5,009,534
Federal funds purchased	1,475	4,100
Securities sold under agreements to repurchase	621,424	371,604
Long-term notes	678	793
Policy reserves and liabilities	48,679	58,489
Other liabilities	56,876	57,272

Total liabilities	6,143,927	5,501,792

Stockholders’ Equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 31,702,106 and 31,294,607 issued and outstanding, respectively	105,568	104,211
Capital surplus	98,589	87,122
Retained earnings	410,936	377,481
Accumulated other comprehensive loss, net	(14,258)	(14,627)

Total stockholders’ equity	600,835	554,187

Total liabilities and stockholders’ equity	$6,744,762	$6,055,979

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Interest income:
Loans, including fees	$62,353	$65,911	$184,376	$189,965
Securities - taxable	20,493	18,771	60,508	58,405
Securities - tax exempt	1,203	1,538	3,902	4,736
Federal funds sold	52	1,376	1,759	4,964
Other investments	31	13	91	96

Total interest income	84,132	87,609	250,636	258,166

Interest expense:
Deposits	25,523	34,729	81,654	99,452
Federal funds purchased and securities sold under agreements to repurchase	3,772	1,866	11,531	5,550
Long-term notes and other interest expense	62	(128)	89	(833)

Total interest expense	29,357	36,467	93,274	104,169

Net interest income	54,775	51,142	157,362	153,997
Provision for loan losses, net	8,064	1,554	19,669	4,002

Net interest income after provision for loan losses	46,711	49,588	137,693	149,995

Noninterest income:
Service charges on deposit accounts	11,108	11,085	32,777	30,747
Other service charges, commissions and fees	15,093	14,536	46,851	43,466
Securities gains (losses), net	(79)	34	5,999	74
Other income	3,993	5,577	12,747	14,241

Total noninterest income	30,115	31,232	98,374	88,528

Noninterest expense:
Salaries and employee benefits	28,664	28,531	81,326	79,932
Net occupancy expense	5,188	4,731	14,491	13,273
Equipment rentals, depreciation and maintenance	2,711	2,814	8,405	7,855
Amortization of intangibles	360	412	1,089	1,219
Other expense	18,560	19,369	52,495	55,660

Total noninterest expense	55,483	55,857	157,806	157,939

Net income before income taxes	21,343	24,963	78,261	80,584
Income tax expense	5,338	7,224	21,215	23,292

Net income	$16,005	$17,739	$57,046	$57,292

Basic earnings per share	$0.51	$0.55	$1.82	$1.77

Diluted earnings per share	$0.50	$0.55	$1.79	$1.74

Dividends paid per share	$0.240	$0.240	$0.720	$0.720

Weighted avg. shares outstanding-basic	31,471	32,005	31,402	32,299

Weighted avg. shares outstanding-diluted	31,905	32,492	31,826	32,847

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

					Accumulated Other Comprehensive Loss, net

	Common Stock		Capital Surplus	Retained Earnings
	Shares	Amount				Total

Balance, January 1, 2007	32,666,052	$108,778	$139,099	$334,546	$(24,013)	$558,410
Comprehensive income
Net income per consolidated statements of income	—	—	—	57,292	—	57,292
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	626	626
Net change in fair value of securities available for sale, net of tax	—	—	—	—	2,273	2,273

Comprehensive income						60,191
Cash dividends declared ($0.72 per common share)	—	—	—	(23,388)	—	(23,388)
Common stock issued, long-term incentive plan, including income tax benefit of $169	123,629	412	1,048	—	—	1,460
Compensation expense, long-term incentive plan	—	—	1,664	—	—	1,664
Repurchase/retirement of common stock	(1,003,939)	(3,343)	(37,019)	—	—	(40,362)

Balance, September 30, 2007	31,785,742	$105,847	$104,792	$368,450	$(21,114)	$557,975

Balance, January 1, 2008	31,294,607	$104,211	$87,122	$377,481	$(14,627)	$554,187
Comprehensive income
Net income per consolidated statements of income	—	—	—	57,046	—	57,046
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	639	639
Net change in fair value of securities available for sale, net of tax	—	—	—	—	(270)	(270)

Comprehensive income						57,415
SFAS 158, change in measurement date	—	—	—	(815)	—	(815)
Cash dividends declared ($0.72 per common share)	—	—	—	(22,776)	—	(22,776)
Common stock issued, long-term incentive plan, including income tax benefit of $3,795	407,499	1,357	9,481	—	—	10,838
Compensation expense, long-term incentive plan	—	—	1,986	—	—	1,986

Balance, September 30, 2008	31,702,106	$105,568	$98,589	$410,936	$(14,258)	$600,835

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,046	$57,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,851	9,484
Provision for loan losses	19,669	4,002
Loss/(gain) in connection with other real estate owned	103	(727)
Deferred tax benefit	(3,437)	(2,334)
Increase in cash surrender value of life insurance contracts	(5,393)	(3,889)
Gain on sales/paydowns of securities available for sale, net	(2,646)	(57)
Loss/(gain) on disposal of other assets	(677)	62
Gain on sale of loans held for sale	(474)	(508)
Loss/(gain) on trading securities	(3,353)	137
Amortization/(accretion) of securities premium/discount, net	1,407	(2,025)
Amortization of mortgage servicing rights	161	264
Amortization of intangible assets	1,089	1,219
Stock-based compensation expense	1,986	1,664
Decrease (increase) in accrued interest receivable	4,753	(263)
Increase in accrued expenses	6,435	227
Increase (decrease) in other liabilities	1,537	(721)
Increase (decrease) in interest payable	(3,135)	143
Decrease in policy reserves and liabilities	(9,810)	(16,793)
Decrease in reinsurance receivable	6,418	4,704
Increase in other assets	(5,017)	(4,000)
Proceeds from sale of loans held for sale	159,076	200,595
Originations of loans held for sale	(156,209)	(200,839)
Purchase of trading securities, net	—	(10)
Proceeds from paydowns of securities held for trading	7,635	—
Excess tax benefit from share based payments	(3,795)	(169)
Other, net	(197)	336

Net cash provided by operating activities	85,023	47,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing time deposits	(2,161)	(1,701)
Proceeds from sales of securities available for sale	3,326	8,985
Proceeds from maturities of securities available for sale	800,357	978,181
Purchases of securities available for sale	(857,164)	(759,068)
Purchase of short term investments	(133,270)	—
Net decrease (increase) in federal funds sold	(45,155)	124,964
Net increase in loans	(490,582)	(269,876)
Purchases of property and equipment	(19,580)	(56,217)
Proceeds from sales of property and equipment	1,851	55
Proceeds from sales of other real estate	4,673	1,460

Net cash (used in) provided by investing activities	(737,705)	26,783

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	405,261	(31,442)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	247,195	(15,428)
Repayments of long-term notes	(115)	(7)
Dividends paid	(22,776)	(23,388)
Proceeds from exercise of stock options	7,043	1,291
Repurchase/retirement of common stock	—	(40,362)
Excess tax benefit from stock option exercises	3,795	169

Net cash (used in) provided by financing activities	640,403	(109,167)

NET DECREASE IN CASH AND DUE FROM BANKS	(12,279)	(34,590)
CASH AND DUE FROM BANKS, BEGINNING	182,615	190,114

CASH AND DUE FROM BANKS, ENDING	$170,336	$155,524

SUPPLEMENTAL INFORMATION:
Income taxes paid	$15,089	$23,478
Interest paid, including capitalized interest of $59 and $872, respectively	96,408	104,026
Restricted stock issued to employees of Hancock	560	251
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$5,002	$1,348
Financed sale of foreclosed property	400	—
Transfers from trading securities to available for sale securities	190,802	—
Due from broker for sale of securities	(61,259)	—

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

          The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year.

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

          Certain reclassifications have been made to conform prior year financial information to the current period presentation. These reclassifications had no material impact on the unaudited condensed consolidated financial statements. For the periods presented, these reclassifications include the Company’s investment in the stock of the Federal Home Loan Bank (FHLB), that has been reclassed from investment securities to other assets since these equity securities are restricted and do not have a readily determinable fair value. The balance of FHLB stock as of December 31, 2007, was $2.3 million. The Company has also reclassed its investment in an equity method investment from investment securities into other assets. The balance of the equity method investment as of December 31, 2007, was $5.0 million. The dividend income on the FHLB stock has also been reclassed from other investments to other income. The dividend income on FHLB stock for the three and nine months ended September 31, 2007 was $52 thousand and $141 thousand, respectively.

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

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Fair Value of Assets

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Available for sale securities classified as Level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and other debt and equity securities. Level 2 classified available for sale securities include mortgage-backed debt securities, collateralized mortgage obligations, and state and municipal bonds.

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

     Fair Value of Assets Measured on a Recurring Basis

          The following table presents for each of the fair-value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at September 30, 2008.

	Level 1	Level 2	Net Balance

Assets
Available for sale securities	$369,176	$1,287,742	$1,656,918
Trading securities	2,505	—	2,505
Swaps	—	(1,295)	(1,295)
Loans carried at fair value	—	24,125	24,125

Total assets	$371,681	$1,310,572	$1,682,253

     Fair Value of Assets Measured on a Nonrecurring Basis

          Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens. As of September 30, 2008, the fair value of impaired loans was $33.3 million.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3. Securities

          Available for Sale Securities

          For the nine months ended September 30, 2008, the Company sold securities for a net gain of $2.6 million. Included in the net gain was a $2.8 million gross gain for the sale of securities as a result of the VISA IPO that occurred in the first quarter of 2008. This was offset by gross losses of $1.1 million and gross gains of $0.9 million that occurred in the second quarter and third quarter of 2008 due to the sale of certain investments which experienced a deterioration of credit quality. For the nine months ended September 30, 2007, Magna Insurance Company, sold thirty available for sale securities out of its portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These securities had a gross loss of $37,164.

          Trading Securities

          For the nine months ended September 30, 2008, the Company recognized $3.4 million in net gains, including a net gain of $3.2 million for the fair value adjustment at the date of the transfer of trading securities from trading to available for sale in the first quarter of 2008 because the Company intends to hold them for a longer period of time. There were no trading gains or losses in the first nine months of 2007.

4. Loans and Allowance for Loan Losses

          Loans, net of unearned income, totaled $4.0 billion at September 30, 2008 and $3.6 billion at December 31, 2007. The Company also held $16.6 million and $19.0 million in loans held for sale at September 30, 2008 and December 31, 2007, respectively, carried at lower of cost or fair value. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

          In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a nonaccrual status. For such period as a loan is in nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status. Nonaccrual loans and foreclosed assets, which make up total non-performing assets, amounted to approximately 0.59% and 0.43% of total loans at September 30, 2008 and December 31, 2007, respectively. The amount of interest that would have been recognized on nonaccrual loans for the three and nine months ended September 30, 2008 was approximately $555,000 and $890,000, respectively. The amount of interest that would have been recognized on nonaccrual loans for the three and nine months ended September 30, 2007 was approximately $241,000 and $332,000, respectively.

          The Company’s investments in impaired loans at September 30, 2008 and December 31, 2007 were $48.4 million and $43.5 million, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

          The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Balance of allowance for loan losses at beginning of period	$53,300	$46,227	$47,123	$46,772
Provision for loan losses, net	8,064	1,554	19,669	4,002
Loans charged-off:
Commercial, real estate and mortgage	1,821	602	3,838	2,083
Direct and indirect consumer	1,522	921	4,192	3,315
Finance company	1,100	917	3,297	2,198
Demand deposit accounts	690	1,170	1,972	2,611

Total charge-offs	5,133	3,610	13,299	10,207

Recoveries of loans previously charged-off:
Commercial, real estate and mortgage	86	659	608	2,034
Direct and indirect consumer	375	422	1,329	1,351
Finance company	188	158	626	425
Demand deposit accounts	320	491	1,144	1,524

Total recoveries	969	1,730	3,707	5,334

Net charge-offs	4,164	1,880	9,592	4,873

Balance of allowance for loan losses at end of period	$57,200	$45,901	$57,200	$45,901

          The following table presents the makeup of allowance for loan losses by:

	September 30, 2008	December 31, 2007

	(In thousands)
Balance of allowance for loan losses
Non-impaired	$42,075	$38,146
Impaired	15,125	8,977

Total allowance for loan losses	$57,200	$47,123

          As of September 30, 2008 and December 31, 2007, the Company had $24.1 million and $18.8 million, respectively, in loans carried at fair value.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

          The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Ratios:
Net charge-offs to average net loans (annualized)	0.42%	0.21%	0.34%	0.19%
Net charge-offs to period-end net loans (annualized)	0.41%	0.21%	0.31%	0.18%
Allowance for loan losses to average net loans	1.45%	1.32%	1.52%	1.36%
Allowance for loan losses to period-end net loans	1.40%	1.31%	1.40%	1.31%

5. Goodwill and Other Intangible Assets

          Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142 Goodwill and Other Intangibles (“SFAS No. 142”), the Company tests its goodwill for impairment annually. No impairment charges were recognized as of September 30, 2008. The carrying amount of goodwill was $62.3 million as of September 30, 2008 and December 31, 2007.

          The following tables present information regarding the components of the Company’s identifiable intangible assets, and related amortization for the dates indicated (in thousands):

	As of September 30, 2008			As of December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Amortizable intangible assets:

Core deposit intangibles	$14,137	$9,348	$4,789	$14,137	$8,500	$5,637

Value of insurance business acquired	2,752	1,223	1,529	3,757	1,807	1,950

Non-compete agreements	322	273	49	368	252	116

Trade name	100	65	35	100	50	50

Total	$17,311	$10,909	$6,402	$18,362	$10,609	$7,753

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Aggregate amortization expense for:

Core deposit intangibles	$283	$302	$848	$907

Value of insurance businesses acquired	65	87	205	242

Non-compete agreements	7	18	21	55

Trade name	5	5	15	15

Total	$360	$412	$1,089	$1,219

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

	2008	$361
	2009	1,435
	2010	1,400
	2011	1,161
	2012	946
Thereafter		1,099

		6,402

6. Mortgage Banking (including Mortgage Servicing Rights)

          The Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”) on January 1, 2007 without material impact. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. Under SFAS No. 156, the Company decided to continue to use the amortization method instead of adopting the fair value measurement method. Management has determined that it has one class of servicing rights – mortgage servicing rights – which are based on the type of loan. The following are the risk characteristics of the underlying financial assets used to stratify servicing assets for purposes of measuring impairment: interest rate, type of product (fixed versus variable), duration and asset quality. The fair values of the mortgage servicing rights were $1.7 million and $1.8 million as of September 30, 2008 and December 31, 2007, respectively. The fair value was based upon Bloomberg prepayment speeds for the performing portion of the portfolio and actual prepayment speeds for the watch list portion of the portfolio. The following table shows the amounts (in thousands) of contractually specified fees for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Servicing fees	$133	$152	$413	$478
Late fees	11	18	33	51
Ancillary fees	2	4	6	15

Total	$146	$174	$452	$544

          The gross carrying amount of mortgage servicing rights is equal to the net carrying amount. There were no valuation allowances on the mortgage servicing rights portfolio as of September 30, 2008 or December 31, 2007.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

6. Mortgage Banking (including Mortgage Servicing Rights) (continued)

          The changes in the carrying amounts of mortgage servicing rights as of September 30, 2008 and as of December 31, 2007 are as follows (in thousands):

Net Carrying Amount

Balance as of December 31, 2006	$941
Additions	9
Disposals	(60)
Amortization	(345)

Balance as of December 31, 2007	545
Additions	1
Disposals	(28)
Amortization	(161)

Balance as of September 30, 2008	$357

          The following table shows estimated amortization expense of mortgage servicing rights for the remainder of 2008, the four succeeding years and thereafter, calculated based on current amortization schedules (in thousands):

	2008	$50
	2009	143
	2010	93
	2011	49
	2012	15
Thereafter		7

		$357

7. Earnings Per Share

         Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income - used in computation of earnings per share	$16,005	$17,739	$57,046	$57,292

Weighted average number of shares outstanding - used in computation of basic earnings per share	31,471	32,005	31,402	32,299

Effect of dilutive securities Stock options and restricted stock awards	434	487	424	548

Weighted average number of shares outstanding plus effect of dilutive securities - used in computation of diluted earnings per share	31,905	32,492	31,826	32,847

There were no anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2008. There were 0 and 49,852 anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2007, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Share-Based Payment Arrangements

Stock Option Plans

          At September 30, 2008, the Company had two stock option plans. The 1996 Hancock Holding Company Long-Term Incentive Plan (the “1996 Plan”) that was approved by the Company’s shareholders in 1996 was designed to provide annual incentive stock awards. Awards as defined in the 1996 Plan include, with limitations, stock options (including restricted stock options), restricted and performance shares, and performance stock awards, all on a stand-alone, combination or tandem basis. A total of fifteen million (15,000,000) common shares can be granted under the 1996 Plan with an annual grant maximum of two percent (2%) of the Company’s outstanding common stock as reported for the fiscal year ending immediately prior to such plan year. Grants of restricted stock awards are limited to one-third of the grant totals.

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

Nine Months Ended September 30, 2008

Expected volatility	29.53%
Expected dividends	2.60%
Expected term (in years)	6.42
Risk-free rates	3.32%

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Share-Based Payment Arrangements (continued)

          A summary of option activity under the plans for the nine months ended September 30, 2008, and changes during the nine months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2008	1,345,333	$29.04	6.1
Granted	4,289	$36.88
Exercised	(401,019)	$23.05		$10,804
Forfeited or expired	(15,348)	$37.07

Outstanding at September 30, 2008	933,255	$31.52	5.9	$18,181

Exercisable at September 30, 2008	653,332	$27.67	5.1	$15,245

Share options expected to vest	235,329	$40.44	8.0	$2,485

          The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $10.8 million and $4.0 million, respectively.

          A summary of the status of the Company’s nonvested shares as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)

Nonvested at January 1, 2008	589,090	$21.74
Granted	20,620	$30.65
Vested	(100,968)	$16.90
Forfeited	(12,586)	$24.15

Nonvested at September 30, 2008	496,156	$23.04

          As of September 30, 2008, there was $6.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.59 years. The total fair value of shares which vested during the nine months ended September 30, 2008 and 2007 was $1.7 million and $1.3 million, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

9. Retirement Plans

          Net periodic benefits cost includes the following components for the three and nine months ended September 30, 2008 and 2007:

	Pension Benefits		Other Post-retirement Benefits

	Three Months Ended September 30,
	2008	2007	2008	2007

Service cost	$656,542	$663,956	$40,500	$68,500

Interest cost	1,129,247	958,450	122,500	102,000

Expected return on plan assets	(1,207,550)	(1,051,435)	—	—

Amortization of prior service cost	—	—	(13,250)	(13,250)

Amortization of net loss	236,869	284,636	36,500	19,550

Amortization of transition obligation	—	—	1,250	1,250

Net periodic benefit cost	$815,108	$855,607	$187,500	$178,050

	Pension Benefits		Other Post-retirement Benefits

	Nine Months Ended September 30,
	2008	2007	2008	2007

Service cost	$1,969,626	$1,991,869	$121,500	$205,500

Interest cost	3,387,741	2,875,350	367,500	306,000

Expected return on plan assets	(3,622,650)	(3,154,305)	—	—

Amortization of prior service cost	—	—	(39,750)	(39,750)

Amortization of net loss	710,607	845,734	109,500	187,701

Amortization of transition obligation	—	—	3,750	3,750

Net periodic benefit cost	$2,445,324	$2,558,648	$562,500	$663,201

          The Company anticipates that it will contribute $4.6 million to its pension plan and approximately $612,000 to its post-retirement benefits in 2008. During the first nine months of 2008, the Company contributed approximately $3.0 million to its pension plan and approximately $459,000 for post-retirement benefits.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

10. Other Service Charges, Commission and Fees, and Other Income

          Components of other service charges, commission and fees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(In thousands)

Trust fees	$4,330	$3,892	$13,080	$11,708
Credit card merchant discount fees	2,805	2,571	8,229	7,480
Income from insurance operations	3,819	4,270	12,419	13,672
Investment and annuity fees	2,421	2,253	7,957	6,249
ATM fees	1,718	1,550	5,166	4,357

Total other service charges, commissions and fees	$15,093	$14,536	$46,851	$43,466

          Components of other income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(In thousands)

Secondary mortgage market operations	$817	$935	$2,347	$2,962
Income from bank owned life insurance	1,472	1,246	4,414	3,665
Outsourced check income	28	550	263	1,839
Other	1,676	2,846	5,723	5,775

Total other income	$3,993	$5,577	$12,747	$14,241

11. Other Expense

          Components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(In thousands)

Data processing expense	$4,709	$5,171	$13,547	$14,102
Postage and communications	2,396	2,616	6,995	7,564
Ad valorem and franchise taxes	622	1,016	2,746	2,664
Legal and professional services	3,447	3,482	9,275	11,572
Stationery and supplies	366	483	1,344	1,614
Advertising	2,187	1,796	5,437	5,390
Deposit insurance and regulatory fees	880	257	1,895	766
Training expenses	123	112	476	447
Other fees	1,017	1,068	2,999	2,444
Annuity expense	231	420	1,345	1,222
Claims paid	292	447	946	1,345
Other expense	2,290	2,501	5,490	6,530

Total other expense	$18,560	$19,369	$52,495	$55,660

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

12. Income Taxes

          The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007 and determined that there was no need to make an adjustment to retained earnings due to the adoption of this Interpretation. There were no material uncertain tax positions as of September 30, 2008 and December 31, 2007. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

          It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The interest accrual is considered immaterial to the Company’s consolidated balance sheet as of September 30, 2008 and December 31, 2007.

          The Company and its subsidiaries, except for its wholly owned subsidiary Magna, file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2004.

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

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

13. Segment Reporting (continued)

          Following is selected information for the Company’s segments (in thousands):

	Three Months Ended September 30, 2008

	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$39,458	$37,316	$2,384	$1,473	$6,574	$(3,073)	$84,132
Interest expense	17,474	11,731	1,196	675	1,239	(2,958)	29,357

Net interest income	21,984	25,585	1,188	798	5,335	(115)	54,775
Provision for loan losses	1,732	3,686	1,285	355	1,006	—	8,064
Noninterest income	14,551	9,660	320	176	5,417	(9)	30,115
Depreciation and amortization	2,714	881	133	78	144	—	3,950
Other noninterest expense	23,649	18,055	1,917	1,247	6,690	(25)	51,533

Net income before income taxes	8,440	12,623	(1,827)	(706)	2,912	(99)	21,343
Income tax expense (benefit)	1,964	3,331	(713)	(261)	1,017	—	5,338

Net income (loss)	$6,476	$9,292	$(1,114)	$(445)	$1,895	$(99)	$16,005

Total assets	$3,676,308	$2,875,801	$229,917	$130,568	$849,616	$(1,017,448)	$6,744,762

Total interest income from affiliates	$3,070	$—	$—	$—	$3	$(3,073)	$—

Total interest income from external customers	$36,388	$37,316	$2,384	$1,473	$6,571	$—	$84,132

	Three Months Ended September 30, 2007

	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$45,260	$37,904	$2,380	$237	$6,723	$(4,895)	$87,609
Interest expense	20,186	17,703	1,277	151	1,930	(4,780)	36,467

Net interest income	25,074	20,201	1,103	86	4,793	(115)	51,142
Provision for (reversal of) loan losses	(1,043)	518	889	103	1,087	—	1,554
Noninterest income	14,527	9,818	247	17	6,633	(10)	31,232
Depreciation and amortization	2,322	873	119	19	117	—	3,450
Other noninterest expense	24,064	17,822	1,471	388	8,714	(52)	52,407

Net income before income taxes	14,258	10,806	(1,129)	(407)	1,508	(73)	24,963
Income tax expense (benefit)	4,013	2,854	(382)	(126)	865	—	7,224

Net income	$10,245	$7,952	$(747)	$(281)	$643	$(73)	$17,739

Total assets	$3,227,798	$2,594,664	$158,669	$28,111	$818,740	$(921,929)	$5,906,053

Total interest income from affiliates	$4,895	$—	$—	$—	$—	$(4,895)	$—

Total interest income from external customers	$40,365	$37,904	$2,380	$237	$6,723	$—	$87,609

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

13. Segment Reporting (continued)

	Nine Months Ended September 30, 2008

	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$120,392	$108,577	$6,826	$3,311	$19,979	$(8,449)	$250,636
Interest expense	54,604	37,334	3,596	1,649	4,195	(8,104)	93,274

Net interest income	65,788	71,243	3,230	1,662	15,784	(345)	157,362
Provision for loan losses	6,628	7,666	1,556	1,002	2,817	—	19,669
Noninterest income	41,855	35,280	883	481	19,900	(25)	98,374
Depreciation and amortization	8,072	2,687	358	299	435	—	11,851
Other noninterest expense	65,186	49,921	5,031	3,447	22,461	(91)	145,955

Net income before income taxes	27,757	46,249	(2,832)	(2,605)	9,971	(279)	78,261
Income tax expense (benefit)	6,844	12,954	(1,391)	(950)	3,758	—	21,215

Net income (loss)	$20,913	$33,295	$(1,441)	$(1,655)	$6,213	$(279)	$57,046

Total assets	$3,676,308	$2,875,801	$229,917	$130,568	$849,616	$(1,017,448)	$6,744,762

Total interest income from affiliates	$8,389	$8	$4	$—	$48	$(8,449)	$—

Total interest income from external customers	$112,003	$108,569	$6,822	$3,311	$19,931	$—	$250,636

	Nine Months Ended September 30, 2007

	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$135,691	$110,702	$7,228	$671	$19,056	$(15,182)	$258,166
Interest expense	59,143	50,204	3,771	177	5,711	(14,837)	104,169

Net interest income	76,548	60,498	3,457	494	13,345	(345)	153,997
Provision for (reversal of) loan losses	(552)	1,565	566	224	2,199	—	4,002
Noninterest income	39,862	27,539	647	18	20,495	(33)	88,528
Depreciation and amortization	6,458	2,337	323	25	341	—	9,484
Other noninterest expense	67,694	51,130	4,188	791	25,015	(363)	148,455

Net income before income taxes	42,810	33,005	(973)	(528)	6,285	(15)	80,584
Income tax expense (benefit)	12,496	8,743	(469)	(172)	2,694	—	23,292

Net income	$30,314	$24,262	$(504)	$(356)	$3,591	$(15)	$57,292

Total assets	$3,227,798	$2,594,664	$158,669	$28,111	$818,740	$(921,929)	$5,906,053

Total interest income from affiliates	$15,133	$—	$—	$49	$—	$(15,182)	$—

Total interest income from external customers	$120,558	$110,702	$7,228	$622	$19,056	$—	$258,166

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

14. New Accounting Pronouncements

          In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active, which clarifies the application of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, in an inactive market. Application issues clarified include: how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP 157-3 is effective immediately and did not have a material impact on the Company’s financial condition or results of operations.

          In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data including any amounts related to interim periods, summaries of earnings and selected financial data. The Company is assessing the impact of adopting EITF 03-6-1, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Principles (“SFAS No. 162”) which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company will adopt the provisions of SFAS No. 162, when required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Asset, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142.”) The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is assessing the impact of FSP 142-3, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB 133 (“SFAS No. 161”) which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is assessing the impact of

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

14. New Accounting Pronouncements (continued)

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

15. VISA IPO and Litigation

          In the fourth quarter of 2007, the Company recorded a $2.5 million pretax charge pursuant to FASB Interpretation No. 45 “Guarantors Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”) for liabilities related to VISA USA’s antitrust settlement with American Express and other pending VISA litigation (reflecting its share as a VISA member.) In the first quarter of 2008 as part of VISA’s initial public offering, VISA redeemed 37.5% of shares held by the Company resulting in proceeds of $2.8 million in a realized security gain. The remaining 62.5% of the Class B shares are restricted and must be held for the longer period of 3 years or until all settlements are complete. At that time, the Company can keep the Class B shares or convert them to Class A publicly tradeable shares at a conversion rate to be determined. These shares are recorded at historical cost. The realized securities gain is included in the securities gain line of the noninterest income section of the Condensed Consolidated Statements of Income and the cash received is recorded in cash and due from banks in the assets section of the Condensed Consolidated Balance Sheets. In addition, VISA lowered its estimate of pending litigation settlements. Consequently, $1.3 million of the $2.5

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

15. VISA IPO and Litigation (continued)

million FIN No. 45 liability that was recorded in the fourth quarter was reversed in the first quarter of 2008. The reduction in the litigation liability is recorded in the other liabilities section of the Condensed Consolidated Balance Sheets and the reduction in litigation expense is recorded in the other expense line of the noninterest expense section of the Condensed Consolidated Statements of Income.

          In October 28, 2008, VISA, Discover Financial Services Inc., and MasterCard Inc. announced that they have settled the antitrust lawsuit and that they are working on the specific terms on the settlement. The settlement did not have a material impact on the Company’s results of operations or financial position.

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

           The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At September 30, 2008, we had total assets of $6.7 billion and employed on a full-time equivalent basis 1,291 persons in Mississippi, 553 persons in Louisiana, 59 persons in Florida and 38 persons in Alabama.

RESULTS OF OPERATIONS

          Net income for the third quarter of 2008 totaled $16.0 million, a decrease of $1.7 million, or 9.8%, from the third quarter of 2007. Diluted earnings per share for the third quarter of 2008 were $0.50, a decrease of $0.05 from the same quarter a year ago. Return on average assets for the third quarter of 2008 was 1.00% compared to 1.21% for the third quarter of 2007. Return on average common equity was 10.90% compared to 12.58% for the same quarter a year ago. Net income for the first nine months of 2008 was $57.0 million, a decrease of $246 thousand, or 0.4%, from the first nine months of 2007. Diluted earnings per share were $1.79 for the first nine months of 2008, an increase of $0.05 compared to the prior year.

          Hurricane Gustav made landfall on the southeastern Louisiana coast on Monday, September 1, 2008 and significantly impacted Hancock’s markets in Baton Rouge and Alexandria, Louisiana. By Tuesday, September 2, Hancock was the first bank to open in Louisiana with over 25 percent of the Company’s Louisiana branch offices open. By Saturday, September 6, Hancock had 100 percent of the Company’s 50 Louisiana branch offices open. In dealing with Hurricane Gustav, the Company incurred $560 thousand in operating expenses (clean up and repair costs, fuel, lodging and other miscellaneous costs) and also rebated to customers $294 thousand in return item fees and other service charges. The Company incurred no major damage to any of our facilities and will not be filing a property and casualty insurance claim. The total pretax impact of the costs and fees rebated was $854 thousand, or approximately $0.02 per diluted share.

Net Interest Income

          Net interest income (te) for the third quarter increased $3.9 million, or 7.3%, from the third quarter of 2007. The net interest margin (te) of 3.99% was 7 basis points narrower than the same quarter a year ago. Growth in average earning asset levels were strong compared to the same quarter a year ago with an increase of $495.9 million, or 9.4%, mostly reflected in higher average loans (up $483.0 million, or 13.9%). With short-term interest rates down significantly from a year ago, the Company’s loan yield fell 124 basis points, with the yield on average earning assets down 80 basis points. Total funding costs were down 9 basis points compared to the previous quarter with rates on time deposits down 33 basis points. The higher levels of net interest income (te) from the prior quarter and wider net interest margin were due, in part, to the continued re-pricing of the Company’s CD book ($411 million of maturing time deposits were re-priced into lower costing CDs) as well as $241.2 million in average loan growth. The quarter’s loan growth was funded by a combination of higher deposits and maturing securities.

Provision for Loan Losses

          The amount of the allowance for loan losses equals the cumulative total of the provisions for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect the currently perceived risks of loss associated with our loan portfolio. The Company recorded a provision for loan losses of $8.1 million in the third quarter of 2008 compared to $1.6 million in the third quarter of 2007 due to growth in our loan portfolio and a weakening in the local real estate markets.

Allowance for Loan Losses and Asset Quality

          At September 30, 2008, the allowance for loan losses was $57.2 million compared with $47.1 million at December 31, 2007, an increase of $10.1 million. The increase in the allowance for loan losses through the first nine months of 2008 is attributed to increases in delinquency and non-accrual balances primarily within the real estate segment across all markets and an increase in specific commercial and real estate credits as measured within our SFAS No. 114 analysis across each market. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses. Management believes the September 30, 2008 allowance level is adequate.

          Net charge-offs, as a percent of average loans, were 0.42% for the third quarter of 2008, compared to 0.21% in the third quarter of 2007. For the nine months ended September 30, 2008, net charge-offs, as a percent of average loans, were 0.34%, compared to 0.19% for the nine months ended September 30, 2007. The majority of the increase in net charge-offs, as compared to the same time last year, was caused by the weakening local real estate markets mostly in commercial real estate loans.

          Non-accrual loans were $21.9 million at September 30, 2008, an increase of $13.4 million, from $8.5 million at September 30, 2007. This increase is due to the weakening real estate markets and approximately half of the increase is related to two separate real estate relationships in our Louisiana and Tallahassee markets. Management believes the relationships in question were adequately reserved at September 30, 2008.

          The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances (amounts in thousands).

	At and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net charge-offs to average loans (annualized)	0.42%	0.21%	0.34%	0.19%

Provision for loan losses to average loans (annualized)	0.81%	0.18%	0.70%	0.16%

Allowance for loan losses to average loans	1.45%	1.33%	1.52%	1.38%

Gross charge-offs	$5,133	$3,610	$13,299	$10,207

Gross recoveries	$969	$1,730	$3,707	$5,334

Non-accrual loans	$21,875	$8,500	$21,875	$8,500

Accruing loans 90 days or more past due	$6,082	$3,819	$6,082	$3,819

Noninterest Income

          Noninterest income (excluding securities transactions) for the third quarter of 2008 was down $1.0 million, or 3%, compared to the same quarter a year ago. The primary factors impacting the lower levels of noninterest income (excluding securities transactions) as compared to the same quarter a year ago, were lower levels of insurance fees (down $0.5 million, or 11%) and other income that consisted of mainly other miscellaneous income (down $0.9 million, or 29%) and noninterest loan fees (down $0.5 million, or 57%). Included in the lower level of service charges for the third quarter were $294 thousand in customer rebates related to Hurricane Gustav. Increases to noninterest income for the third quarter of 2008 were in trust fees (up $0.4 million, or 11%), debit card and merchant fees (up $0.2 million, or 9%) and ATM fees (up $0.2 million, or 11%).

          The components of noninterest income for the three and nine months ended September 30, 2008 and 2007 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(In thousands)

Service charges on deposit accounts	$11,108	$11,085	$32,777	$30,747
Trust fees	4,330	3,892	13,080	11,708
Credit card merchant discount fees	2,805	2,571	8,229	7,480
Income from insurance operations	3,819	4,270	12,419	13,672
Investment and annuity fees	2,421	2,253	7,957	6,249
ATM fees	1,718	1,550	5,166	4,357
Secondary mortgage market operations	817	935	2,347	2,962
Other income	3,176	4,642	10,400	11,279

Total other noninterest income	30,194	31,198	92,375	88,454
Securities transactions gains (losses), net	(79)	34	5,999	74

Total noninterest income	$30,115	$31,232	$98,374	$88,528

Noninterest Expense

          Operating expenses for the third quarter were $0.4 million, or 0.7%, lower compared to the same quarter a year ago. The decrease from the same quarter a year ago was reflected in lower levels of other expense (down $0.9 million), equipment and data processing expense (down $0.6 million) and ad valorem and franchise taxes (down

$0.4 million) which were offset by higher levels of deposit insurance and regulatory fees (up $0.6 million), advertising expense (up $0.4 million) and occupancy expense (up $0.5 million) reflective of our on-going rebuilding efforts in the wake of the storm of 2005 and due to the recent facilities opened in our expansion markets (Mobile, AL, Pensacola, FL and New Orleans, LA). Included in operating expense during the third quarter was approximately $560 thousand of increased expense related to Hurricane Gustav.

          The following table presents the components of noninterest expense for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(In thousands)

Employee compensation	$24,392	$22,575	$65,575	$63,195
Employee benefits	4,272	5,956	15,751	16,737

Total personnel expense	28,664	28,531	81,326	79,932

Equipment and data processing expense	7,420	7,985	21,952	21,956
Net occupancy expense	5,188	4,731	14,491	13,273
Postage and communications	2,396	2,616	6,995	7,564
Ad valorem and franchise taxes	622	1,016	2,746	2,664
Legal and professional services	3,447	3,482	9,275	11,572
Stationery and supplies	366	483	1,344	1,614
Amortization of intangible assets	360	412	1,089	1,219
Advertising	2,187	1,796	5,437	5,390
Deposit insurance and regulatory fees	880	257	1,895	766
Training expenses	123	112	476	447
Other real estate owned expense, net	265	7	397	(633)
Other expense	3,565	4,429	10,383	12,175

Total noninterest expense	$55,483	$55,857	$157,806	$157,939

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

          In October 28, 2008, VISA, Discover Financial Services Inc., and MasterCard Inc. announced that they have settled the antitrust lawsuit and that they are working on the specific terms on the settlement. The settlement did not have a material impact on the Company’s results of operations or financial position.

Income Taxes

          Our effective federal income tax rate continues to be less than the statutory rate of 35% due primarily to tax-exempt interest income. For the nine months ended September 30, 2008 and 2007, the effective federal income tax rates were approximately 27% and 29%, respectively. The decrease in the effective rate in 2008 is due to an increase of the Company’s income from jurisdictions with lower tax rates. The total amount of tax-exempt income earned during the first nine months of 2008 was $13.5 million compared to $12.7 million in the comparable period in 2007. Tax-exempt income for the nine months ended September 30, 2008 consisted of $4.4 million from securities and $9.1 million from loans and leases. Tax-exempt income for the first nine months of 2007 consisted of $4.8 million from securities and $7.9 million from loans and leases.

Selected Financial Data

          The following tables contain selected financial data comparing our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(In thousands, except per share data)
Per Common Share Data
Earnings per share:
Basic	$0.51	$0.55	$1.82	$1.77
Diluted	$0.50	$0.55	$1.79	$1.74
Cash dividends per share	$0.240	$0.240	$0.720	$0.720
Book value per share (period-end)	$18.95	$17.55	$18.95	$17.55
Weighted average number of shares:
Basic	31,471	32,005	31,402	32,299
Diluted (1)	31,905	32,492	31,826	32,847
Period-end number of shares	31,702	31,786	31,702	31,786
Market data:
High price	$68.42	$43.90	$68.42	$54.09
Low price	$33.34	$32.78	$33.34	$32.78
Period-end closing price	$51.00	$40.08	$51.00	$40.08
Trading volume	23,562	10,290	55,296	30,485

(1)

There were no anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2008, respectively. There were 0 and 49,852 anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2007, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(dollar amounts in thousands)
Performance Ratios
Return on average assets	1.00%	1.21%	1.22%	1.31%
Return on average common equity	10.90%	12.58%	13.16%	13.63%
Earning asset yield (tax equivalent (“TE”))	6.02%	6.82%	6.11%	6.74%
Total cost of funds	2.03%	2.76%	2.21%	2.65%
Net interest margin (TE)	3.99%	4.06%	3.90%	4.09%
Common equity (period-end) as a percent of total assets (period-end)	8.91%	9.45%	8.91%	9.45%
Leverage ratio (period-end)	8.66%	8.82%	8.66%	8.82%
FTE headcount	1,941	1,966	1,941	1,966

Asset Quality Information
Non-accrual loans	$21,875	$8,500	$21,875	$8,500
Foreclosed assets	$2,197	$1,374	$2,197	$1,374

Total non-performing assets	$24,072	$9,874	$24,072	$9,874

Non-performing assets as a percent of loans and foreclosed assets	0.59%	0.28%	0.59%	0.28%
Accruing loans 90 days past due	$6,082	$3,819	$6,082	$3,819
Accruing loans 90 days past due as a percent of loans	0.15%	0.11%	0.15%	0.11%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	0.74%	0.39%	0.74%	0.39%
Net charge-offs	$4,164	$1,880	$9,592	$4,873
Net charge-offs as a percent of average loans	0.42%	0.21%	0.34%	0.19%
Allowance for loan losses	$57,200	$45,901	$57,200	$45,901
Allowance for loan losses as a percent of period-end loans	1.40%	1.31%	1.40%	1.31%
Allowance for loan losses to NPAs + accruing loans 90 days past due	189.69%	335.22%	189.69%	335.22%
Provision for loan losses	$8,064	$1,554	$19,669	$4,002

Average Balance Sheet
Total loans	$3,953,235	$3,470,282	$3,768,626	$3,378,789
Securities	1,765,702	1,660,841	1,777,036	1,735,581
Short-term investments	28,161	120,116	94,810	139,323

Earning assets	5,747,098	5,251,239	5,640,472	5,253,693
Allowance for loan losses	(54,786)	(46,216)	(51,739)	(46,475)
Other assets	682,316	632,004	681,645	618,309

Total assets	$6,374,628	$5,837,027	$6,270,378	$5,825,527

Noninterest bearing deposits	$869,881	$893,455	$869,655	$942,360
Interest bearing transaction deposits	1,408,013	1,383,851	1,410,665	1,445,384
Interest bearing public fund deposits	1,062,127	823,316	990,498	806,476
Time deposits	1,763,609	1,837,292	1,766,541	1,730,787

Total interest bearing deposits	4,233,749	4,044,459	4,167,704	3,982,647

Total deposits	5,103,630	4,937,914	5,037,359	4,925,007
Other borrowed funds	587,939	206,072	546,695	203,025
Other liabilities	98,913	133,695	107,460	135,396
Common stockholders’ equity	584,146	559,346	578,864	562,099

Total liabilities & common stockholders’ equity	$6,374,628	$5,837,027	$6,270,378	$5,825,527

	Nine Months Ended September 30,
	2008	2007

	(dollar amounts in thousands)
Period-end Balance Sheet
Commercial/real estate loans	$2,549,906	$2,141,217
Mortgage loans	421,254	381,929
Direct consumer loans	554,374	494,667
Indirect consumer loans	430,414	380,561
Finance company loans	116,995	114,919

Total loans	4,072,943	3,513,293
Loans held for sale	16,565	17,698
Securities	1,659,423	1,674,706
Short-term investments	306,866	99,176

Earning assets	6,055,797	5,304,873
Allowance for loan losses	(57,200)	(45,901)
Other assets	746,165	647,081

Total assets	$6,744,762	$5,906,053

Noninterest bearing deposits	$866,414	$891,842
Interest bearing transaction deposits	1,371,400	1,357,835
Interest bearing public funds deposits	1,231,529	837,073
Time deposits	1,945,452	1,912,799

Total interest bearing deposits	4,548,381	4,107,707

Total deposits	5,414,795	4,999,549
Other borrowed funds	635,069	216,481
Other liabilities	94,063	132,048
Common stockholders’ equity	600,835	557,975

Total liabilities & common stockholders’ equity	$6,744,762	$5,906,053

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(dollar amounts in thousands)
Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans	$1,556	($58)	$2,990	$47
Mortgage loans	179	—	240	1
Direct consumer loans	650	864	1,680	1,835
Indirect consumer loans	867	314	2,011	1,216
Finance company loans	912	760	2,671	1,774

Total net charge-offs	$4,164	$1,880	$9,592	$4,873

Net charge-offs to average loans:
Commercial/real estate loans	0.25%	-0.01%	0.17%	0.00%
Mortgage loans	0.17%	0.00%	0.08%	0.00%
Direct consumer loans	0.47%	0.70%	0.42%	0.50%
Indirect consumer loans	0.84%	0.33%	0.68%	0.45%
Finance company loans	3.12%	2.74%	3.12%	2.35%
Total net charge-offs to average net loans	0.42%	0.21%	0.34%	0.19%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(dollar amounts in thousands)
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans	68.79%	66.08%	66.81%	64.31%
Securities	30.72%	31.63%	31.51%	33.04%
Short-term investments	0.49%	2.29%	1.68%	2.65%

Earning assets	100.00%	100.00%	100.00%	100.00%

Noninterest bearing deposits	15.14%	17.01%	15.42%	17.94%
Interest bearing transaction deposits	24.50%	26.36%	25.01%	27.51%
Interest bearing public funds deposits	18.48%	15.68%	17.56%	15.35%
Time deposits	30.68%	34.99%	31.32%	32.95%

Total deposits	88.80%	94.04%	89.31%	93.75%
Other borrowed funds	10.23%	3.92%	9.69%	3.86%
Other net interest-free funding sources	0.97%	2.04%	1.00%	2.39%

Total funding sources	100.00%	100.00%	100.00%	100.00%

Loan mix:
Commercial/real estate loans	62.06%	60.71%	61.49%	60.47%
Mortgage loans	10.82%	11.20%	10.97%	11.33%
Direct consumer loans	13.81%	14.16%	14.04%	14.44%
Indirect consumer loans	10.37%	10.77%	10.47%	10.77%
Finance company loans	2.94%	3.16%	3.03%	2.99%

Total loans	100.00%	100.00%	100.00%	100.00%

Average dollars
Loans	$3,953,235	$3,470,282	$3,768,626	$3,378,789
Securities	1,765,702	1,660,841	1,777,036	1,735,581
Short-term investments	28,161	120,116	94,810	139,323

Earning assets	$5,747,098	$5,251,239	$5,640,472	$5,253,693

Noninterest bearing deposits	$869,881	$893,455	$869,655	$942,360
Interest bearing transaction deposits	1,408,013	1,383,851	1,410,665	1,445,384
Interest bearing public funds deposits	1,062,127	823,316	990,498	806,476
Time deposits	1,763,609	1,837,292	1,766,541	1,730,787

Total deposits	5,103,630	4,937,914	5,037,359	4,925,007
Other borrowed funds	587,939	206,072	546,695	203,025
Other net interest-free funding sources	55,529	107,253	56,418	125,661

Total funding sources	$5,747,098	$5,251,239	$5,640,472	$5,253,693

Loans:
Commercial/real estate loans	$2,453,154	$2,106,778	$2,317,134	$2,042,992
Mortgage loans	427,752	388,603	413,453	382,904
Direct consumer loans	546,079	491,417	529,153	487,985
Indirect consumer loans	410,110	373,677	394,610	363,773
Finance company loans	116,140	109,807	114,276	101,135

Total average loans	$3,953,235	$3,470,282	$3,768,626	$3,378,789

The following table details the components of our net interest spread and net interest margin.

	Three Months Ended September 30,			Three Months Ended September 30,

	2008			2007

(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$36,289	$2,453,154	5.89%	$39,555	$2,106,778	7.45%
Mortgage loans	6,366	427,752	5.95%	5,773	388,603	5.94%
Consumer loans	21,237	1,072,329	7.88%	21,871	974,901	8.90%
Loan fees & late charges	455	—	0.00%	257	—	0.00%

Total loans (TE)	64,347	3,953,235	6.48%	$67,456	$3,470,282	7.72%

US treasury securities	53	11,334	1.86%	128	11,169	4.53%
US agency securities	3,751	333,434	4.50%	10,223	801,585	5.10%
CMOs	1,786	141,355	5.05%	830	80,989	4.10%
Mortgage backed securities	13,917	1,066,233	5.22%	6,557	513,545	5.11%
Municipals (TE)	2,280	163,796	5.57%	2,634	195,956	5.38%
Other securities	557	49,550	4.50%	765	57,597	5.32%

Total securities (TE)	22,344	1,765,702	5.06%	21,137	1,660,841	5.09%

Total short-term investments	83	28,161	1.18%	1,389	120,116	4.59%

Average earning assets yield (TE)	$86,774	$5,747,098	6.02%	$89,982	$5,251,239	6.82%

Interest bearing liabilities
Interest bearing transaction deposits	$3,193	$1,408,013	0.90%	$4,682	$1,383,851	1.34%
Time deposits	15,579	1,763,609	3.51%	21,295	1,837,292	4.60%
Public funds	6,750	1,062,127	2.53%	8,753	823,316	4.22%

Total interest bearing deposits	25,522	4,233,749	2.40%	$34,730	$4,044,459	3.41%

Total borrowings	3,835	587,939	2.59%	1,737	206,072	3.34%

Total interest bearing liability cost	$29,357	$4,821,688	2.42%	$36,467	$4,250,531	3.40%

Noninterest bearing deposits		869,881			893,455
Other net interest-free funding sources		55,529			107,253

Total Cost of Funds	$29,357	$5,747,098	2.03%	$36,467	$5,251,239	2.76%

Net Interest Spread (TE)	$57,417		3.60%	$53,515		3.41%

Net Interest Margin (TE)	$57,417	$5,747,098	3.99%	$53,515	$5,251,239	4.06%

	Nine Months Ended September 30,			Nine Months Ended September 30,

	2008			2007

(dollars in thousands )	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$107,094	$2,317,134	6.17%	$113,567	$2,042,992	7.43%
Mortgage loans	18,451	413,453	5.95%	16,866	382,904	5.87%
Consumer loans	63,737	1,038,039	8.20%	63,045	952,893	8.85%
Loan fees & late charges	523	—	0.00%	992	—	0.00%

Total loans (TE)	189,805	3,768,626	6.73%	$194,470	$3,378,789	7.69%

US treasury securities	243	11,361	2.86%	1,278	35,083	4.87%
US agency securities	13,118	382,046	4.58%	32,966	869,107	5.06%
CMOs	5,356	144,882	4.93%	2,882	93,941	4.09%
Mortgage backed securities	39,002	1,008,197	5.16%	17,887	476,077	5.01%
Municipals (TE)	7,141	179,992	5.29%	8,148	197,200	5.51%
Other securities	1,650	50,558	4.35%	2,530	64,173	5.26%

Total securities (TE)	66,510	1,777,036	4.99%	65,691	1,735,581	5.05%

Total short-term investments	1,850	94,810	2.61%	5,060	139,323	4.86%

Average earning assets yield (TE)	$258,165	$5,640,472	6.11%	$265,221	$5,253,693	6.74%

Interest bearing liabilities
Interest bearing transaction deposits	$10,418	$1,410,665	0.99%	$14,360	$1,445,384	1.33%
Time deposits	52,123	1,766,541	3.94%	58,871	1,730,787	4.55%
Public funds	19,112	990,498	2.58%	26,221	806,476	4.35%

Total interest bearing deposits	81,653	4,167,704	2.62%	$99,452	$3,982,647	3.34%

Total borrowings	11,621	546,695	2.84%	4,717	203,025	3.11%

Total interest bearing liability cost	$93,274	$4,714,399	2.64%	$104,169	$4,185,672	3.33%

Noninterest bearing deposits		869,655			942,360
Other net interest-free funding sources		56,418			125,661

Total Cost of Funds	$93,274	$5,640,472	2.21%	$104,169	$5,253,693	2.65%

Net Interest Spread (TE)	$164,891		3.47%	$161,052		3.41%

Net Interest Margin (TE)	$164,891	$5,640,472	3.90%	$161,052	$5,253,693	4.09%

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

          The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $308 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $100 million.

          For the nine months ended September 30, 2008, the Company sold securities for a net gain of $2.6 million. Included in the net gain was a $2.8 million gross gain for the sale of securities as a result of the VISA IPO that occurred in the first quarter of 2008. This was offset by gross losses of $1.1 million and gross gains of $0.9 million that occurred in the second quarter and third quarter of 2008 due to the sale of certain investments which experienced a deterioration of credit quality. For the nine months ended September 30, 2007, Magna Insurance Company, sold thirty available for sale securities out of its portfolio to provide liquidity for surrenders of annuities for Magna Insurance Company. These securities had a gross loss of $37,164.

          The following liquidity ratios at September 30, 2008 and December 31, 2007 compare certain assets and liabilities to total deposits or total assets:

	September 30, 2008	December 31, 2007

Total securities to total deposits	30.65%	33.49%

Total loans (net of unearned income) to total deposits	75.52%	72.17%

Interest-earning assets to total assets	89.79%	89.49%

Interest-bearing deposits to total deposits	83.99%	81.88%

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

CAPITAL RESOURCES

          We continue to maintain an adequate capital position. The ratios as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007

Common equity (period-end) as a percent of total assets (period-end)	8.91%	9.15%

Regulatory ratios:
Total capital to risk-weighted assets (1)	11.90%	12.07%
Tier 1 capital to risk-weighted assets (2)	10.77%	11.03%
Leverage capital to average total assets (3)	8.66%	8.51%

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

BALANCE SHEET ANALYSIS

Earnings Assets

          Earning assets serve as the primary revenue streams for the Company and are comprised of securities, loans, federal funds sold, and securities purchased under resale agreements. At September 30, 2008, average earning assets were $5.6 billion, or 90.0% of total assets, compared with $5.3 billion or 90.2% of total assets at September 30, 2007. This increase resulted mostly from modest increases in the loan portfolios.

Securities

          Our investment in securities was $1.7 billion at September 30, 2008, compared to $1.7 billion at December 31, 2007. The vast majority of securities in our portfolio are U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, we invest only in high quality securities of investment grade quality and with a target duration, for the overall portfolio, generally between two to five years. Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of Mississippi, Louisiana, Florida or Alabama counties, parishes and municipalities.

Loans

          At September 30, 2008, we held $4.1 billion in loans, compared to $3.6 billion at December 31, 2007.Our primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. Each loan file is reviewed by the Bank’s loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality. At September 30, 2008, Hancock’s average total loans were $3.8 billion, compared to $3.4 billion at September 30, 2007. The $390 million, or 11.5%, increase resulted from growth mostly in commercial and real estate loans and due to branch expansions. Commercial and real estate loans comprised 61.5% of the average loan portfolio at September 30, 2008 compared to 60.5% at September 30, 2007. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations.

Other Earning Assets

           Federal funds sold, CDs in banks, and other short-term investments averaged $94.8 million at September 30, 2008, compared to $139.3 million at September 30, 2007. We utilize these products as a short-term investment alternative whenever we have excess liquidity.

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

Deposits

          Total deposits were $5.4 billion at September 30, 2008 and $5.0 billion at December 31, 2007. Average interest bearing deposits at September 30, 2008 were $4.2 billion, an increase of $189 million over September 30, 2007. The increase was primarily in public fund deposits. We have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. We traditionally price our deposits to position themselves competitively with the local market. Deposit flows are controlled primarily through pricing, and to a certain extent, through promotional activities.

Borrowings

          Our borrowings consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and other borrowings. Total borrowings at September 30, 2008 were $623.6 million compared to $376.5 million at December 31, 2007. The increase was primarily in securities sold under agreements to repurchase.

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

          At September 30, 2008, we had $880.0 million in unused loan commitments outstanding, of which approximately $620.7 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

          Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At September 30, 2008, we had $93.1 million in letters of credit issued and outstanding.

          The following table shows the commitments to extend credit and letters of credit at September 30, 2008 according to expiration date.

	Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(dollars in thousands)

Commitments to extend credit	$879,998	$510,802	$42,825	$70,381	$255,990
Letters of credit	93,083	46,048	18,310	28,725	—

Total	$973,081	$556,850	$61,135	$99,106	$255,990

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

          Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of September 30, 2008, the effective duration of the securities portfolio was 3.20 years. A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 3.94 years, while a reduction in rates of 100 basis points would result in an effective duration of 1.70 years.

          In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at September 30, 2008 indicate that we are liability sensitive to some extent as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk

Change in interest rate (basis point)	Estimated increase (decrease) in net interest income

-100	-5.70%
Stable	0.00%
+100	0.65%

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

          Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the nine month period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

          There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the nine months ended September 30, 2008.

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

Date: November 5, 2008

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