Form 10-K
period 2008-12-31
HANCOCK HOLDING CO
filed 2009-02-27
CIK 750577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2008 was $1,016,381,401 based upon the closing market price on NASDAQ as of such date. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On February 2, 2009, the registrant had outstanding 31,802,848 shares of common stock for financial statement purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2008 are incorporated by reference into Part I and Part II of this report.

Portions of the definitive Proxy Statement used in connection with the Registrant’s Annual Meeting of Shareholders to be held on March 26, 2009 are incorporated by reference into Part III of this report.

Hancock Holding Company
Form 10-K
Index

PART I

ITEM 1:	BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

          Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. In 2002, the Company qualified as a financial holding company giving it broader powers. At December 31, 2008, the Company operated more than 157 banking and financial services offices and more than 137 automated teller machines (ATMs) in the states of Mississippi, Louisiana, Florida and Alabama through four wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA), Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL) and Hancock Bank of Alabama, Mobile, Alabama (Hancock Bank AL). Hancock Bank MS, Hancock Bank LA, Hancock Bank FL and Hancock Bank AL are referred to collectively as the “Banks”.

          The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 2008, the Company had total assets of $7.2 billion and 1,952 employees on a full-time equivalent basis.

          Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Based on the most current available published data, Hancock Bank MS has the largest deposit market share in each of the following five counties: Harrison, Hancock, Jackson, Lamar and Pearl River. In addition, Hancock Bank MS has a presence in the following counties: Forrest and Jefferson Davis. At December 31, 2008, Hancock Bank MS had total assets of $3.8 billion and 1,279 employees on a full-time equivalent basis.

          In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With the purchase of two Dryades Savings Bank, F.S.B. branches in 2003 and the 2007 opening of a new financial center in New Orleans’ Central Business District, Hancock Bank LA established a long-awaited presence in the Greater New Orleans area. At December 31, 2008, Hancock Bank LA had total assets of $3.0 billion and 573 employees on a full-time equivalent basis.

          Hancock Bank FL was formed in March 2004 with the acquisition of Tallahassee’s Guaranty National Bank. In addition to the five branches acquired in the Tallahassee area in 2004, Hancock Bank FL has since opened two more branches in the Pensacola market. Hancock Bank FL had total assets of $367.1 million and 58 employees on a full-time equivalent basis at December 31, 2008.

          In February 2007, Hancock Bank AL was incorporated in Mobile, AL. During 2007 and 2008, five branches have been opened to serve the Mobile area and Alabama’s Eastern Shore. At December 31, 2008, Hancock Bank AL had total assets of $155.9 million and 43 employees on a full-time equivalent basis.

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

Loan Review and Asset Quality

          Each Bank’s portfolio of loan relationships aggregating $500,000 or more is reviewed every 12 to 18 months by the Bank’s Loan Review staff to identify any deficiencies and report them to management to take corrective actions as necessary. Periodically, selected loan relationships aggregating less than $500,000 are also reviewed. As a result of such reviews, each Bank places on its Watch list loans requiring close or frequent review. All loans over $100,000 classified by a regulatory auditor are also placed on the Watch list. All Watch list and past due loans are reviewed monthly by the Banks’ senior lending officers. All Watch list loans are reviewed monthly by the Bank’s Asset Quality Committee and quarterly by the Banks’ Board of Directors’ Loan Oversight Committee.

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

          Consumer loans which become 30 days delinquent are reviewed regularly by management. As a matter of policy, loans are placed on a non-accrual status when (1) payment in full, of principal or interest is not expected or (2) the principal or interest has been in default for a period of 90 days, unless the loan is well secured and in the process of collection.

          The Banks follow the standard FDIC loan classification system. This system provides management with (1) a general view of the quality of the overall loan portfolio (each Bank’s loan portfolio and each commercial loan officer’s loan portfolio) and (2) information on specific loans that may need individual attention.

          The Bank’s nonperforming assets, consisting of real property, vehicles and other items held for resale, were acquired generally through the process of foreclosure. At December 31, 2008, the book value of those assets held for resale was approximately $5.2 million.

Securities Portfolio

          The Banks maintain portfolios of securities consisting primarily of U.S. Treasury securities, U.S. government agency issues, agency mortgage-backed securities, agency CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to provide liquidity to fund loan growth and deposit outflows while maximizing interest income within pre-defined risk parameters. Therefore, the Banks invest only in high quality securities of investment grade quality and with a target effective duration, for the overall portfolio, generally between two to five years.

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

Trust Services

          The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 2008, the Trust Departments of the Banks had approximately $7.7 billion of assets under administration compared to $8.3 billion as of December 31, 2007. As of December 31, 2008, $4.2 billion of administered assets were corporate trust accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

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

          During 2001, the Company began servicing mortgage loans for the Federal National Mortgage Association. At that time the loans serviced were originated and closed by the Company’s mortgage subsidiary. The servicing activity was also performed by this same subsidiary. In the middle of 2003, however, the Company modified its strategy and reverted to selling the majority of its conforming loans with servicing released. In December 2004, the Company’s mortgage subsidiary merged with Hancock Bank MS, its parent. Currently all mortgage activity is being reported by Hancock Bank MS, Hancock Bank of Louisiana, Hancock Bank of Florida and Hancock Bank of Alabama.

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

          The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders’ equity, minority interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company’s leverage capital ratio at December 31, 2008 was 8.06% and 8.51% at December 31, 2007.

          The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories: 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 2008, the Company’s off-balance sheet items aggregated $998.4 million; however, after the credit conversion these items represented $292.3 million of balance sheet equivalents.

          The primary component of risk-based capital is Tier 1 Capital, which for the Company is essentially equal to common stockholders’ equity, less goodwill and other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2008, the Company’s Tier 1 and Total Capital ratios were 10.09% and 11.22%, respectively. At December 31, 2007, the Company’s Tier 1 and Total Capital ratios were 11.03% and 12.07%, respectively.

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

          The Banks are members of the FDIC, and their deposits are insured as provided by law by the Deposit Insurance Fund (DIF). On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. The Federal Deposit Insurance Act, as amended by Section 302 of FDICIA, calls for risk-related deposit insurance assessment rates. The risk classification of an institution will determine its deposit insurance premium. The Federal Deposit Insurance Reform act of 2005 created a new risk differentiation system and established a new base assessment rate schedule, effective January 1, 2007. The final rule consolidates the existing nine risk categories into four and names them Risk Categories I, II, III, and IV. Risk Category I replaces the 1A risk category. The annual rates (in basis points) are now from 5 cents to 43 cents per hundred dollars of insured deposits, with category I rates having a range of 5 cents to 7 cents per hundred dollars of insured deposits. In 2007, the Banks received a risk classification of I for assessment purposes. Total FICO assessments paid to the FDIC amounted to $0.6 million in 2008 and $0.6 million in 2007.

          Under the provisions of the Federal Deposit Insurance Reform Act of 2005, Hancock Bank MS and Hancock Bank LA received a one-time FDIC assessment credit of $1.9 million and $1.3 million, respectively, to be used against deposit insurance assessments beginning January 1, 2007. $1.8 million of this credit offset the entire FDIC assessment for 2007 and the remaining $1.4 million offset the 2008 assessment. FDIC insurance expense totaled $1.2 million in 2008.

          In October 2008, in an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC proposes (i) to determine the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted and (ii) to revise the uniform amount and the pricing multipliers. The FDIC also proposes to introduce three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to 2 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for non-Risk Category 1 institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009 resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008. The FDIC also proposed, effective April 1, 2009, initial base assessment rates for Risk Category 1 institutions of 10 to 14 basis points. After the effect of potential baserate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 8 to 21 basis points. A final rule related to this proposal is expected to be issued during the first quarter of 2009. The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

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

          In addition to regulating capital, the FDIC has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC has adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank, like Hancock Bank (MS,) Hancock Bank of LA, Hancock Bank of FL and Hancock Bank of AL.

          Although Hancock Bank (MS,) Hancock Bank of LA, Hancock Bank of FL and Hancock Bank of AL are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $34.1 million, or, if the aggregate of such accounts exceeds $34.1 million, $1.023 million plus 10% of the total in excess of $34.1 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution’s transaction accounts.

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

          In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. For more information on EESA, see below under Recent Developments.

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

          It is not known whether EESA will have any effect on the Company’s operations.

          Finally, additional bills may be introduced in the future in the United States Congress and state legislatures to alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and what form any of these proposals will be adopted or the extent to which the business of the Company and the Banks may be affected thereby.

Recent Developments

          The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system.

          In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. On November 13, 2008, following a thorough evaluation and analysis, the Company announced it would decline the Treasury’s invitation to participate in the CPP.

          EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

          Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company will participate in the TAGP but has opted out of the DGP.

          It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the Company or the U.S. and global financial markets.

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

Difficult market conditions have adversely affected the industry in which we operate.

          The capital and credit markets have been experiencing volatility and disruption for more than twelve months. In recent months, the volatility and disruption has reached unprecedented levels. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we may face the following risks in connection with these events:

•

We may expect to face increased regulation of our industry, including as a result of the Emergency Economic Stabilization Act of 2008 (EESA). Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could affect our charge-offs and provision for loan losses.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•

The current market disruptions make valuation even more difficult and subjective, and our ability to measure the fair value of our assets could be adversely affected. If we determine that a significant portion of our assets have values that are significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter during which such determination was made, our capital ratios would be adversely affected and a rating agency might downgrade our credit rating or put us on credit watch.

There can be no assurance that the Emergency Economic Stabilization Act of 2008 will help stabilize the U.S. Financial System.

          On Oct. 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA) in response to the current crisis in the financial sector. The U.S. Department of the Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We are subject to a risk of rapid and significant changes in market interest rates.

          Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2008, net interest income made up 64% of our revenue. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could adversely affect the valuation of our assets and liabilities.

          At present our one-year interest rate sensitivity position is asset sensitive, such that a gradual increase in interest rates during the next twelve months should not have a significant impact on net interest income during that period. However, as with most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates. A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread.

Certain changes in interest rates, inflation, deflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently.

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

Insurance.

          With the less severe hurricane seasons in 2007 and 2008, Hancock Bank has been able to place its property insurance at limits sufficient to protect it from its maximum probable loss and secure more favorable terms and conditions. Due to Hancock Bank’s favorable financial performance, the cost of the Financial Institution Insurance program has continued to be written with favorable terms and conditions. The long term relationship Hancock Bank has with Chubb Insurance Company provides stability and security and should serve the bank well over the coming years.

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

          We are subject to the regulations of the Securities and Exchange Commission (“SEC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Mississippi Department of Banking and Consumer Finance, the Louisiana Office of Financial Institutions, the Florida Office of Financial Regulation, the Alabama Banking Department and the Mississippi Department of Insurance. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various Federal and State laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans, including ability to branch, offer certain products, or execute existing or planned business strategies.

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

          We operate 157 banking and financial services offices and 137 automated teller machines across south Mississippi, Louisiana, south Alabama and the Florida Panhandle. We lease 68 of the 157 locations with the remainder being owned. In addition, Hancock Bank MS owns land and other properties acquired through foreclosures of loan collateral. The major item is approximately 3,700 acres of timber land in Hancock County, Mississippi, which Hancock Bank MS acquired by foreclosure in the 1930’s.

ITEM 3.	LEGAL PROCEEDINGS

          We are party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, each matter is adequately covered by insurance or, if not so covered, is not expected to have a material adverse effect on our financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

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

		High Sale	Low Sale	Cash Dividends Paid

2008
	4th quarter	$56.45	$34.20	$0.240
	3rd quarter	68.42	33.34	0.240
	2nd quarter	45.68	38.38	0.240
	1st quarter	44.29	33.45	0.240

2007
	4th quarter	$43.47	$33.35	$0.240
	3rd quarter	43.90	32.78	0.240
	2nd quarter	44.37	37.50	0.240
	1st quarter	54.09	41.88	0.240

          There were 5,855 registered holders and approximately 10,277 unregistered holders of common stock of the Company at February 2, 2008 and 31,802,848 shares issued. On February 2, 2008, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Stock Market were $27.88 and $27.00, respectively. The principal source of funds to the Company to pay cash dividends is the dividends received from Hancock Bank, Gulfport, Mississippi, Hancock Bank of Louisiana, Baton Rouge, Louisiana, Hancock Bank of Alabama, Mobile, Alabama, and Hancock Bank of Florida, Tallahassee, Florida. Consequently, dividends are dependent upon earnings, capital needs, regulatory policies and statutory limitations affecting the banks. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid to the Company by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Hancock Bank of Louisiana are subject to approval by the Commissioner for Financial Institutions of the State of Louisiana. Dividends paid by Hancock Bank of Florida are subject to approval by the Florida Department of Financial Services. The Company’s management does not expect regulatory restrictions to affect its policy of paying cash dividends. Although no assurance can be given that Hancock Holding Company will continue to declare and pay regular quarterly cash dividends on its common stock, the Company has paid regular cash dividends since 1937.

Stock Performance Graph

          The following is a line graph presentation comparing cumulative, five-year shareholder returns on an indexed basis with a performance indicator of the overall stock market and an index of peer companies selected by us. The broad market index used in the graph is the NASDAQ Market Index. The peer group index is a group of financial institutions in the southeast that are similar in asset size and business strategy; a list of the Companies included in the index follows the graph.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG HANCOCK HOLDING CO.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

BANK OF THE OZARKS INC	IBERIABANK CORP	STERLING BANCSHARES
BANKATLANTIC BANCORP	PINNACLE FINANCIAL PARTNERS	SUPERIOR BANCORP
FNB CORPORATION FL	RENASANT CORP	TRUSTMARK CORP
GREEN BANKSHARES INC	REPUBLIC BANCORP INC CLA	UNITED COMMUNITY BANKS

Issuer Purchases of Equity Securities

          The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities.

	(a) Total number of shares or units purchased	(b) Average price paid per share	(c) Total number of shares purchased as a part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under plans or programs

Oct. 1, 2008 - Oct. 31, 2008	—	$—	—	2,989,158
Nov. 1, 2008 - Nov. 30, 2008	—	—	—	2,989,158
Dec.1, 2008 - Dec. 31, 2008	6,458	40.26	6,458	2,982,700

Total	6,458	$40.26	6,458

(1) The Company publicly announced its stock buy-back program on November 13, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	$1,268,150	$26.98	$4,572,802
Equity compensation plans not approved by security holders	—	—	—

Total	$1,268,150	$26.98	$4,572,802

ITEM 6.	SELECTED FINANCIAL DATA

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

	At and For the Years Ended December 31,

	2008	2007	2006	2005	2004

	(Unaudited, in thousands)
Period-End Balance Sheet Data:
Securities	$1,681,957	$1,670,208	$1,895,157	$1,953,245	$1,294,697
Short-term investments	549,416	126,281	222,439	410,226	150,261
Loans held for sale	22,115	18,957	16,946	24,219	30,129
Loans, net of unearned income	4,249,465	3,596,557	3,249,638	2,964,967	2,718,431
Total earning assets	6,502,953	5,412,003	5,384,180	5,352,657	4,193,519
Allowance for loan losses	61,725	47,123	46,772	74,558	40,682
Total assets	7,167,254	6,055,979	5,964,565	5,950,187	4,664,726
Total deposits	5,930,937	5,009,534	5,030,991	4,989,820	3,797,945
Total common stockholders’ equity	609,499	554,187	558,410	477,415	464,582

Average Balance Sheet Data:
Securities	$1,743,998	$1,726,714	$2,222,114	$1,426,461	$1,337,324
Short-term investments	175,891	117,158	211,511	137,821	34,911
Loans, net of unearned income	3,873,908	3,428,009	3,062,222	2,883,020	2,599,561
Total earning assets	5,793,797	5,271,881	5,495,847	4,447,302	3,971,796
Allowance for loan losses	53,354	46,443	64,285	50,107	38,117
Total assets	6,426,389	5,851,889	6,031,800	4,931,030	4,424,334
Total deposits	5,182,407	4,929,176	5,069,427	4,001,426	3,602,734
Total common stockholders’ equity	584,805	562,383	513,656	475,701	447,384

	At and For the Years Ended December 31,

	2008	2007	2006	2005	2004

	(Unaudited, in thousands)
Key Ratios:
Return on average assets	1.02%	1.26%	1.69%	1.10%	1.39%
Return on average common equity	11.18%	13.14%	19.82%	11.36%	13.79%
Net interest margin (te)*	3.80%	4.08%	4.23%	4.40%	4.44%
Average loans to average deposits	74.75%	69.55%	60.41%	72.05%	72.16%
Noninterest income excluding storm-related insurance gain, gain on sale of branches and credit card merchant, and securities transactions, as a percent of total revenue (te)	35.86%	35.89%	31.44%	32.38%	33.78%
Noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles, storm-related insurance gain, gains on sale of branches and credit card merchant, and securities transactions	61.84%	64.13%	59.28%	59.08%	59.27%
Allowance for loan losses to period-end loans	1.45%	1.31%	1.44%	2.51%	1.50%
Non-performing assets to loans plus other real estate	0.83%	0.43%	0.13%	0.42%	0.40%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	133.16%	241.43%	694.67%	195.50%	251.85%
Net charge-offs to average loans	0.57%	0.21%	0.23%	0.30%	0.48%
FTE employees (period-end)	1,952	1,888	1,848	1,735	1,767
Common stockholders’ equity to total assets	8.50%	9.15%	9.36%	8.02%	9.96%
Tangible common equity to total assets	7.62%	8.08%	8.24%	6.89%	8.58%
Tier 1 leverage	8.06%	8.51%	8.63%	7.85%	8.97%
Tier 1 risk-based	10.09%	11.03%	12.46%	11.47%	12.39%
Total risk-based	11.22%	12.07%	13.60%	12.73%	13.58%

Income Data:
Interest income	$335,437	$345,697	$344,063	$263,378	$226,622
Interest expense	126,002	140,236	119,863	74,819	57,270
Net interest income	209,435	205,461	224,200	188,559	169,352
Net interest income (te)	219,889	215,000	232,463	195,936	176,626
Provision for (reversal of) loan losses	36,785	7,593	(20,762)	42,635	16,537
Noninterest income excluding storm-related insurance gain, gains on sale of branches and credit card merchant and securities transactions	122,953	120,378	106,585	93,840	90,116
Net storm-related items	—	—	5,084	6,584	—
Gains/(losses) on sales of securities, net	4,825	308	(5,169)	(53)	163
Gains on sales of branches	—	—	—	—	2,258
Gain on sale of credit card merchant services business	—	—	—	—	3,000
Noninterest expense excluding amortization of intangibles	212,011	215,092	200,991	171,197	158,109
Amortization of intangibles	1,432	1,651	2,125	2,194	1,945
Net income before income taxes	86,985	101,811	148,346	72,903	88,297
Net income	65,366	73,892	101,802	54,032	61,704
Net income available to common stockholders	65,366	73,892	101,802	54,032	61,704

* Tax Equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

	At and For the Years Ended December 31,

	2008	2007	2006	2005	2004

Per Common Share Data:
Basic earnings per share	$2.08	$2.31	$3.13	$1.67	$1.91
Diluted earnings per share	$2.05	$2.27	$3.06	$1.64	$1.87
Cash dividends paid	$0.960	$0.960	$0.895	$0.72	$0.58
Book value	$19.18	$17.71	$17.09	$14.78	$14.32
Dividend payout ratio	46.15%	41.56%	28.59%	43.11%	30.37%
Weighted average number of shares outstanding
Basic	31,491	32,000	32,534	32,365	32,390
Diluted	31,883	32,545	33,304	32,966	33,052
Number of shares outstanding (period end)	31,770	31,295	32,666	32,301	32,440
Market data:
High closing price	$68.42	$54.09	$57.19	$39.90	$34.83
Low closing price	$33.34	$32.78	$37.75	$28.25	$25.00
Period-end closing price	$45.46	$38.20	$52.84	$37.81	$33.46
Trading volume	73,843	48,169	27,275	22,404	11,572

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Holding Company and our subsidiaries (Hancock) during 2008 and selected prior periods. This discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this report, including the consolidated financial statements and related notes. Certain information relating to prior years has been reclassified to conform to the current year’s presentation.

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

EXECUTIVE OVERVIEW

          Net income for the year ended December 31, 2008 was $65.4 million, a decrease of $8.5 million, or 11.5%, from 2007’s net income of $73.9 million. Diluted earnings per share were $2.05, a decrease of $0.22 from 2007’s diluted earnings per share of $2.27. Our return on average assets for 2008 was 1.02% compared to 1.26% for 2007.

          Our year-end results were heavily impacted by the continuing financial crisis and on-going national economic recession. Weaknesses in residential development and rising unemployment levels in our market areas also impacted earnings which had a significant impact on our net charge-off levels and resulted in a higher allowance for loan losses in 2008. As a result of these difficult national and regional issues, we recorded a provision for loan losses of $36.8 million, which represents an increase of $29.2 million compared to 2007. Of the $36.8 million provision, $17.1 million was recorded in the fourth quarter of 2008 as a result of the ongoing recession, the continued rise in unemployment levels, and an increase in non-performing loans and higher past dues. Net charge-offs for 2008 were $22.2 million, or 0.57% of average loans and were up $14.9 million compared to 2007. Of the $22.2 million in net charge-offs in 2008, $12.6 million of that was recorded in the fourth quarter of 2008 and was primarily related to the construction and land development segments as the housing market continued to struggle. The construction and land development loan segment represents approximately 13.7% of Hancock’s total loan portfolio, or about $585.4 million at year end 2008. These weakening economic conditions also impacted our allowance for loan losses, which increased to 1.45% of period-end loans at December 31, 2008 from the 1.31% recorded at December 31, 2007.

          Our balance sheet showed strong growth during 2008. At year end, our total asset level reached $7.2 billion, an increase of $1.1 billion, or 18.4%, from December 31, 2007. We experienced strong growth in loans in 2008. Period-end loans were up $652.9 million, or 18.2%, from December 31, 2007. Loan growth increased across our loan categories of commercial/ real estate, direct consumer, indirect consumer, and finance company loans. All of the growth in assets was organic growth as we did not record any acquisitions in the past year. We also experienced strong growth in deposits over the past year. Period-end deposits at December 31, 2008 were $5.9 billion, up $921.4 million, or 18.4%, from December 31, 2007. Our growth was related to deposit rate campaigns in growing markets in addition to customers seeking a safe and secure bank for their money as some other banks experienced capital concerns in 2008. We continue to remain well capitalized with total equity of $609.5 million at December 31, 2008, up $55.3 million, or 10.0%, from December 31, 2007.

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

          Another significant statistic in the analysis of net interest income is the effective interest differential (also referred to as the net interest margin), which is the ratio of net interest income (te) to our average earning assets. The difference between the average yield on earning assets and the effective rate paid for all deposits and borrowed funds, non-interest-bearing as well as interest-bearing is the net interest spread. Since a portion of the Bank’s deposits does not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The net interest margin (te) for the years 2008, 2007, and 2006 was 3.80%, 4.08%, and 4.23%, respectively.

          Net interest income (te) of $219.9 million was recorded for the year 2008, an increase of $4.9 million, or 2.3%, from 2007. We experienced a decrease of $17.5 million, or 8%, from 2007 to 2006. The factors contributing to the changes in net interest income (te) for 2008, 2007 and 2006 are presented in Tables 1 and 2. Table 1 is an analysis of the components of average balance sheets, levels of interest income and expense and the resulting earning asset yields and liability rates. Table 2 details the overall changes in the level of net interest income into rate and volume.

          The increase of $4.9 million in net interest income (te) in 2008 from 2007 was caused by an increase in average earnings assets of $521.9 million, or 9.9%. In 2008, our average loan growth increased $445.9 million, or 13%, from 2007 along with a slight increase in average securities of $17.3 million. With short-term interest rates down significantly from last year, our loan yield fell 107 basis points, pushing the yield on average earnings assets down 77 basis points. There was also an unfavorable change in 2008 in our average funding mix with most new deposits more heavily weighted to mostly time deposits of $304.2 million and lower levels of non-interest bearing transaction deposits of $51 million.

          When comparing 2007 to 2006, the primary driver of the $17.5 million, or 8% decrease, in net interest income (te) was a $223.9 million, or 4%, decrease in average earning assets. In 2008, our average loan growth increased $366 million offset by a decrease in average securities of $495 million. There was an unfavorable change in 2007 in our average funding mix with higher levels of more costly time deposits of $233 million and lower levels of transaction deposits of $205 million. The impact of this change on net interest margin was managed by reducing rates paid on the interest bearing deposits.

          Recognizing the importance of interest differential to total earnings, management places great emphasis on managing interest rate spreads. Although interest differential is affected by national, regional, and area economics our loan and investment policies are designed to maximize interest differential while maintain sufficient liquidity and availability of funds for purposes of meeting existing commitments and for investment in loans and other investment opportunities that may arise.

          The following table is a summary of average balance sheets that reflects average interest earned, average interest paid, average yield and average rate:

TABLE 1. Summary of Average Balance Sheets (w/Net Interest Income (te) & Interest Rates)

	Years Ended December 31,
	2008			2007			2006

	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate

	(In thousands)
Assets
Interest-Earnings Assets:
Loans* (te)	$3,873,908	$254,347	6.57%	$3,428,009	$261,944	7.64%	$3,062,222	$235,067	7.68%
U.S. Treasury securities	11,366	296	2.60%	29,095	1,379	4.74%	63,668	3,018	4.74%
U.S. agency securities	349,931	16,000	4.57%	810,299	41,111	5.07%	1,270,128	60,701	4.78%
CMOs	150,692	7,465	4.95%	94,731	3,997	4.22%	154,673	6,142	3.97%
Mortgage-backed securities	1,012,274	52,564	5.19%	534,893	27,190	5.08%	491,130	23,313	4.75%
Obligations of states and political subdivisions:
taxable	52,070	1,661	3.19%	50,944	1,189	2.33%	20,205	350	1.73%
nontaxable (te)	120,237	7,659	6.37%	146,060	9,590	6.57%	151,681	10,416	6.87%
Other corporate securities	47,428	2,061	4.34%	60,692	3,223	5.31%	70,629	3,559	5.04%
Total investment in securities	1,743,998	87,706	5.03%	1,726,714	87,679	5.08%	2,222,114	107,499	4.84%
Federal funds sold and short-term investments	175,891	3,838	2.18%	117,158	5,613	4.79%	211,511	9,760	4.61%

Total interest-earning assets (te)	5,793,797	345,891	5.97%	5,271,881	355,236	6.74%	5,495,847	352,326	6.41%

Non-earning assets:
Other assets	685,946			626,451			600,238
Allowance for loan losses	(53,354)			(46,443)			(64,285)

Total assets	$6,426,389			$5,851,889			$6,031,800

Liabilities and Stockholder’s Equity
Interest-bearing Liabilities:
Interest-bearing transaction deposits	$1,415,288	13,751	0.97%	$1,419,077	18,135	1.28%	$1,623,597	14,931	0.92%
Time deposits	1,843,966	70,659	3.83%	1,778,854	81,223	4.57%	1,545,834	62,807	4.06%
Public funds	1,046,484	26,642	2.55%	803,589	33,561	4.18%	771,146	32,354	4.20%

Total interest-bearing deposits	4,305,738	111,052	2.58%	4,001,520	132,919	3.32%	3,940,577	110,092	2.79%

Customer repurchase agreements	524,712	14,491	2.76%	216,730	8,023	3.70%	250,603	9,060	3.62%
Other interest-bearing liabilities	30,186	536	1.78%	11,280	289	2.56%	30,580	1,517	4.96%
Capitalized Interest	—	(77)	0.00%	—	(995)	0.00%	—	(806)	0.00%

Total interest-bearing liabilities	4,860,636	126,002	2.59%	4,229,530	140,236	3.32%	4,221,760	119,863	2.84%

Non-interest bearing:
Demand deposits	876,669			927,656			1,128,850
Other liabilities	104,279			132,320			167,534
Stockholders’ equity	584,805			562,383			513,656

Total liabilities & stockholders’ equity	$6,426,389		2.17%	$5,851,889		2.66%	$6,031,800		2.18%

Net interest income and margin (te)		$219,889	3.80%		$215,000	4.08%		$232,463	4.23%

Net earning assets and spread	$933,161		3.38%	$1,042,349		3.42%	$1,280,795		3.57%

*Loan interest income includes loan fees of $483,000, $1.3 million and $9.0 million for each of the three years ended December 31, 2008, 2007 and 2006. Non-accrual loans in average balances and income on such loans, if recognized, is recorded on a cash basis. Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

          The following table presents the change in interest income and the change in interest expense:

TABLE 2. Summary of Changes in Net Interest Income (te)

	2008 Compared to 2007			2007 Compared to 2006

	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)

	Volume	Rate		Volume	Rate

	(In thousands)
Interest Income (te)
Loans	$31,558	($39,155)	($7,597)	$30,204	($3,327)	$26,877

U.S. Treasury securities	(622)	(461)	(1,083)	(1,639)	—	(1,639)
U.S. agency securities	(21,386)	(3,725)	(25,111)	(17,270)	(2,320)	(19,590)
CMOs	2,678	790	3,468	(1,902)	(243)	(2,145)
Mortgage-backed securities	24,777	597	25,374	2,157	1,720	3,877
Obligations of states and political subdivisions:
Taxable	25	447	472	684	155	839
Nontaxable (te)	(1,365)	(566)	(1,931)	(528)	(298)	(826)
FHLB stock and other corporate securities	(634)	(528)	(1,162)	(336)	—	(336)
Total investment in securities	3,473	(3,446)	27	(18,834)	(986)	(19,820)

Federal funds and short-term investments	2,080	(3,855)	(1,775)	(4,507)	360	(4,147)

Total interest income (te)	$37,111	($46,456)	($9,345)	$6,863	($3,953)	$2,910

Interest-bearing transaction deposits	$48	$4,336	$4,384	$2,060	($5,264)	($3,204)
Time deposits	(2,884)	13,448	10,564	(10,112)	(8,304)	(18,416)
Public funds	(8,416)	15,335	6,919	(1,356)	149	(1,207)

Total interest-bearing deposits	(11,252)	33,119	21,867	(9,408)	(13,419)	(22,827)

Securities sold under repurchase agreements	(8,945)	2,477	(6,468)	1,250	(213)	1,037
Other interest-bearing liabilities	(22)	(1,143)	(1,165)	1,095	322	1,417

Total interest expense	(20,219)	34,453	14,234	(7,063)	(13,310)	(20,373)

Change in net interest income (te)	$16,892	($12,003)	$4,889	($200)	($17,263)	($17,463)

Provision for Loan Losses

          Weaknesses in residential development and rising unemployment levels in our market areas had a significant impact on our net charge-off levels and resulted in a higher allowance for loan losses in 2008 than 2007. Net charge-offs were $22.2 million, an increase of $14.9 million, or 206.3%, from 2007 to 2008. The increase was primarily reflected in our construction and land development loan segment. The construction and land development loan segment represents approximately 13.7% of Hancock’s total loan portfolio, or about $585.4 million at year end 2008. The provision for loan losses was $36.8 million in 2008, an increase of $29.2 million, or 384.5% from 2007. Major drivers of the overall higher level of the provision for loan losses were an increase in period-end loans of $652.9 million, or 18.2%, from December 31, 2007, continued weakness in the local and national economies, and increases in nonperforming loans and higher past dues. The provision for loan losses reflects management’s assessment of the adequacy of the allowance for loan losses to absorb inherent losses in the loan portfolio. The amount of provision for each period is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, identified loan impairment, management’s assessment of the loan portfolio quality, the value of collateral, as well as, overall economic factors. Our allowance for loan losses as a percent of period-end loans was 1.45% at December 31, 2008, an increase of 14 basis points from 1.31% at December 31, 2007.

          Net charge-offs were $7.2 million for 2007, an increase of $0.2 million, or 3.1%, from 2006 to 2007. The provision for loan losses in 2007 was $7.6 million. In 2006, we reversed $20.8 million of the allowance for loan losses through the provision primarily due to better than expected loss experience with Hurricane Katrina storm impacted credits. The allowance for loan losses as a percent of period-end loans was 1.31% in 2007, a decrease of 12 basis points from 1.44% in 2006.

Noninterest Income

          Table 3 presents a three-year analysis of the components of noninterest income. Overall, noninterest income of $127.8 million was reported in 2008, as compared to $120.7 million for 2007 and $106.5 million for 2006. This represents an increase of $7.1 million, or 6%, from 2007 to 2008 and an increase of $14.2 million, or 13%, from 2006 to 2007.

TABLE 3. Noninterest Income

	2008	% Change	2007	% Change	2006

	(In thousands)
Service charges on deposit accounts	$44,243	6%	$41,929	16%	$36,228
Trust fees	16,858	6%	15,902	20%	13,286
Insurance commissions and fees	16,554	-14%	19,229	0%	19,248
Investment and annuity fees	10,807	24%	8,746	46%	5,970
Debit card and merchant fees	11,082	9%	10,126	8%	9,365
ATM fees	6,856	15%	5,983	12%	5,338
Secondary mortgage market operations	2,977	-20%	3,723	6%	3,528
Other fees and income	13,576	-8%	14,740	8%	13,622
Net storm-related gains	—	N/M *	—	N/M *	5,084
Securities gains/(losses)	4,825	N/M *	308	N/M *	(5,169)

Total non-interest income	$127,778	6%	$120,686	13%	$106,500

*Not meaningful

          Noninterest income increased $7.1 million, or 6%, when comparing 2008 to 2007. Increases were experienced in service charges on deposit accounts, trust fees, investment and annuity fees, debit card and merchant fees, ATM fees, and securities gains/(losses). Service charges on deposit accounts increased $2.3 million, or 6%, when compared to 2007, due to a $1.3 million increase in overdraft fees as a result of an increase in rate per item, effective January 1, 2008, in addition to the increase in period-end deposits of $921 million in 2008. Trust fee income increased $1.0 million, or 6%, when compared to the previous year. Investment and annuity fees increased $2.1 million, or 24%, from 2007 to 2008 due to an increase in annuity sales to customers from our subsidiary, Hancock Investment Services. Debit card and merchant fees increased $1.0 million or 9% and ATM fees increased $0.9 million or 15% due to an increase in customers. Securities gains increased $4.5 million in 2008. For additional information on securities activity, see Note 2 of Notes to the Consolidated Financial Statements. Insurance commissions and fees decreased $2.7 million or 14%, mainly due to our subsidiary Magna Insurance Company’s reduction of the annuity business which was accelerated with the 1035 exchange program promoted in the fourth quarter of 2007. Other fees and income decreased $1.2 million, or 8%, and secondary mortgage market operations decreased $0.7 million, or 20%.

          Increases in noninterest income, when comparing 2007 to 2006, were experienced in service charges on deposit accounts, trust fees, investment and annuity fees, insurance commissions and fees, debit card and merchant fees, ATM fees, secondary mortgage market operations, and other fees and income. Service charges on deposit accounts increased $5.7 million, or 16%, when compared to 2006. This was caused by service charge fee increases in 2007 on consumer and business accounts and an increase in accounts from the expanding Alabama market. Trust fee income increased $2.6 million, or 20%, when compared to the previous year as a result of increases in assets under care (either managed or in custody). Investment and annuity fees increased $2.8 million, or 46%, from 2006 to 2007 and there were higher levels of other fees and income (up $1.1 million or 8%).

Noninterest Expense

          Table 4 presents an analysis of the components of noninterest expense for the years 2008, 2007 and 2006. The level of operating expenses decreased $3.3 million, or 2%, from 2007 to 2008 and increased $13.6 million, or 7%, from 2006 to 2007.

TABLE 4. Noninterest Expense

	2008	% Change	2007	% Change	2006

	(In thousands)
Employee compensation	$88,670	5%	$84,654	0%	$84,569
Employee benefits	21,103	-5%	22,305	16%	19,184

Total personnel expense	109,773	3%	106,959	3%	103,753
Equipment and data processing expense	29,424	5%	28,050	13%	24,729
Net occupancy expense	19,538	1%	19,435	46%	13,350
Postage and communications	9,454	-10%	10,453	8%	9,649
Ad valorem and franchise taxes	3,532	1%	3,514	5%	3,346
Legal and professional services	12,718	-17%	15,234	9%	13,968
Printing and supplies	1,833	-19%	2,252	13%	1,997
Amortization of intangible assets	1,432	-13%	1,651	-22%	2,125
Advertising	6,917	-2%	7,032	6%	6,642
Deposit insurance and regulatory fees	2,851	174%	1,039	10%	946
Training expenses	655	0%	656	16%	564
Other real estate owned expense/(income)	917	285%	(497)	27%	(390)
Other expense	14,399	-31%	20,965	-7%	22,437

Total noninterest expense	$213,443	-2%	$216,743	7%	$203,116

          In 2008, operating expenses decreased $3.3 million, or 2%, over 2007. The significant factors driving the decrease in operating expenses from 2007 to 2008 include a decrease in legal and professional services ($2.5 million, or 17%) caused primarily by the decrease in commissions for Magna with the reduction of the annuity business, postage and communications ($1.0 million, or 10%), printing and supplies expense ($0.4 million, or 19%), amortization of intangible assets ($0.2 million, or 13%). Other expense also decreased $6.6 million, or 31% over 2007, mainly due to our VISA litigation entries, accruing $2.5 million in 2007 and reversing $1.5 million in 2008, and our subsidiary Magna Insurance Company’s reduction of the annuity business which was accelerated with the 1035 exchange program. These decreases were offset primarily by increases in equipment and data processing expense ($1.4 million, or 5%) due to increases in personnel support to grow deposits and loans; total personnel expense ($2.8 million, or 3%) increased to grow deposits and loans; deposit and regulatory fees ($1.8 million, or 174%) due to changes in FDIC insurance assessment rates that became effective in 2007, where the 2007 assessment was offset by a one-time credit from the FDIC; and other real estate owned expense ($1.4 million, or 285%) due to an increase in maintenance for the growth in foreclosed assets in 2008 caused by the ongoing recession.

          In 2007, operating expenses increased $13.6 million, or 7%, over 2006. Increases were reflected in net occupancy expense ($6.1 million, or 46%) due to reoccupying One Hancock Plaza, our corporate headquarters, in 2007, the opening of our data center and the opening of new branches, legal and professional services ($1.3 million, or 9%), personnel expense ($3.2 million, or 3%) and equipment and data processing expense ($3.3 million, or 13%).

Income Taxes

           Income tax expense was $21.6 million in 2008, $27.9 million in 2007 and $46.5 million in 2006. Income tax expense decreased due to a lower level of pretax income in 2008. Our effective income tax rate continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income and tax credits. The effective tax rates for 2008, 2007 and 2006 were 25%, 27% and 31%, respectively. The 2% decrease in our effective tax rate was due primarily to the increase in the percentage of tax-exempt income as it relates to pre-tax book income.

SEGMENT REPORTING

          See Note 16 to our Consolidated Financial Statements included elsewhere in this report.

BALANCE SHEET ANALYSIS

Securities Available for Sale

          Our investment in securities was $1.68 billion at December 31, 2008, compared to $1.67 billion at December 31, 2007. At December 31, 2008, 99.87% of the portfolio was comprised of securities classified as available for sale, 0.13% of the securities were classified as trading while none were classified as held to maturity. At December 31, 2007, 88.18% of the portfolio was comprised of securities classified as available for sale, 11.82% of the securities were classified as trading while none were classified as held to maturity. Average investment securities were $1.74 billion for 2008 as compared to $1.73 billion for 2007.

          The vast majority of securities in our portfolio are fixed rate and there were no investments in securities of a single issuer, other than U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies that exceeded 10% of stockholders’ equity. At December 31, 2008, the average maturity of the portfolio was 1.56 years with an effective duration of 5.03 and an average yield of 2.74%.

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

          The amortized costs of securities classified as available for sale and trading at December 31, 2008, 2007 and 2006, were as follows (in thousands):

TABLE 5. Securities by Type

	Years Ended December 31,

	2008	2007	2006

Available for sale securities
U.S. Treasury	$11,250	$11,353	$60,231
U.S. government agencies	224,803	431,772	1,016,811
Municipal obligations	151,706	197,596	200,891
Mortgage-backed securities	1,041,805	637,578	443,410
CMOs	195,771	143,639	116,161
Other debt securities	25,117	49,653	44,664
Equity securities	1,047	959	26,176

	$1,651,499	$1,472,550	$1,908,344

	Years Ended December 31,

	2008	2007	2006

Trading securities
U.S. government agencies	—	69,793	—
Mortgage-backed securities	—	125,387	—
Equity securities	2,201	2,245	—

	$2,201	$197,425	$—

          The amortized cost, yield and fair value of debt securities at December 31, 2008, by contractual maturity, were as follows (amounts in thousands):

TABLE 6. Securities Maturities by Type

	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield

Available for sale
U.S. Treasury	$10,328	$613	$309	$—	$11,250	$11,442	1.82%
U.S. government agencies	20,192	54,300	150,260	51	224,803	226,610	4.45%
Municipal obligations	16,805	62,265	46,059	26,577	151,706	152,470	4.67%
Other debt securities	1,410	12,480	8,810	2,417	25,117	22,272	4.97%

	$48,735	$129,658	$205,438	$29,045	$412,876	$412,794	4.50%

Fair Value	$49,190	$132,290	$204,412	$26,902	$412,794

Weighted Average Yield	2.94%	4.15%	5.04%	4.82%	4.50%

Other Equity Securities					$1,047	$1,379	N/A
Mortgage-backed securities & CMOs					1,237,576	1,265,583	5.21%

Total available for sale securities					$1,651,499	$1,679,756	5.03%

Trading securities					$2,201	$2,201	N/A

Federal Funds Sold and Short-term Investments

          The Company held $175.2 million in federal funds sold in 2008, an increase of $57.4 million from 2007. In the fourth quarter of 2008, the Company purchased a total of $365 million in agency discount notes that all mature in 2009. The Company did this primarily for liquidity and to use these investments as collateral for public fund deposit and customer repos.

Loan Portfolio

          We experienced an increase in loan growth during 2008 as our efforts to generate loan volume continue. Average loans were $3.9 billion in 2008, an increase of $445.9 million, or 13.0%, over 2007. As indicated by Table 7, commercial and real estate loans increased $317.4 million, or 15.3%, from 2007. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations. We originate commercial and real estate loans to a wide variety of customers in many different industries and, as such, no single industry concentrations existed at December 31, 2008.

          Mortgage loans of $418.1 million were $32.6 million, or 8.5%, lower than in 2007. We originate both fixed-rate and adjustable-rate mortgage loans. Certain types of mortgage loans are sold in the secondary mortgage market, while Hancock retains other types. We also originate home equity loans. This product offers customers the opportunity to leverage rising home values and equity, when the market allows, to obtain tax-advantaged consumer financing.

          Direct consumer loans, which include loans and revolving lines of credit made directly to consumers, were up $48.6 million, or 9.9%, from 2007. We also originate indirect consumer loans, which consist primarily of consumer loans originated through third parties such as automobile dealers or other point-of-sale channels.

          Indirect consumer loans of $406.0 million for 2008 were up $36.8 million, or 10.0%, from 2007. We own a finance company subsidiary, which originates both direct and indirect consumer loans. Finance company loans increased approximately $10.5 million, or 10.0%, at December 31, 2008, compared to the subsidiary’s outstanding loans on December 31, 2007. The loan growth in the finance company was mainly due to continued growth in direct consumer loans.

          The following table shows average loan growth for the three-year period ended December 31, 2008:

TABLE 7. Average Loans

	2008			2007			2006

	Balance	TE Yield	Mix	Balance	TE Yield	Mix	Balance	TE Yield	Mix
	(In thousands)
Commercial & R.E. Loans	$2,393,856	6.00%	61.8%	$2,076,429	7.37%	60.6%	$1,747,816	7.21%	57.0%
Mortgage loans	418,133	5.93%	10.8%	385,568	5.90%	11.2%	418,273	5.93%	13.7%
Direct consumer loans	540,885	6.73%	13.9%	492,298	8.03%	14.4%	470,942	8.17%	15.4%
Indirect consumer loans	405,964	6.81%	10.5%	369,147	6.68%	10.8%	349,518	6.21%	11.4%
Finance company loans	115,070	18.53%	3.0%	104,567	19.89%	3.0%	75,673	19.98%	2.5%

Total average loans (net of unearned)	$3,873,908	6.57%	100.0%	$3,428,009	7.64%	100.0%	$3,062,222	7.68%	100.0%

          The following table sets forth, for the periods indicated, the composition of our loan portfolio:

TABLE 8. Loans Outstanding by Type

	Loan Portfolio
	Years Ended December 31,

	2008	2007	2006	2005	2004

	(In thousands)
Real estate:
Residential mortgages 1-4 family	$772,170	$705,566	$702,772	$685,681	$701,913
Residential mortgages multifamily	65,979	53,442	69,296	40,678	25,544
Home equity lines/loans	312,598	214,528	133,540	133,823	134,405
Construction and development	586,830	628,037	534,460	391,194	296,114
Nonresidential	943,105	731,318	666,593	609,647	595,013
Commercial, industrial and other	884,102	627,015	551,484	546,635	437,670
Consumer	611,036	564,869	525,164	506,418	478,150
Lease financing and depository institutions	72,571	72,717	69,487	48,007	44,357
Credit cards and other revolving credit	15,933	15,391	14,262	14,316	16,970

	4,264,324	3,612,883	3,267,058	2,976,399	2,730,136
Less, unearned income	14,859	16,326	17,420	11,432	11,705

Net loans	$4,249,465	$3,596,557	$3,249,638	$2,964,967	$2,718,431

          The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio:

TABLE 9. Loans Maturities by Type

	December 31, 2008 Maturity Range
	Within One Year	After One Through Five Years	After Five Years	Total

	(In thousands)
Commercial, industrial and other	$352,770	$271,343	$257,037	$881,150
Real estate - construction	324,705	222,952	44,077	591,734
All other loans	333,536	1,290,795	1,167,109	2,791,440

Total loans	$1,011,011	$1,785,090	$1,468,223	$4,264,324

          The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is shown below:

TABLE 10. Loans Sensitivity to Changes in Interest Rates

December 31, 2008

(In thousands)
Commercial, industrial, and real estate construction maturing after one year:
Fixed rate	$669,196
Floating rate	126,213
Other loans maturing after one year:
Fixed rate	1,837,284
Floating rate	620,620

Total	$3,253,313

Non-performing Assets

          The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, restructured loans and real estate owned. Loans past due 90 days or more and still accruing are also disclosed:

TABLE 11. Non-performing Assets

	December 31,

	2008	2007	2006	2005	2004

	(In thousands)
Loans accounted for on a non-accrual basis	$29,976	$13,067	$3,500	$10,617	$7,480
Restructured loans	—	—	—	—	—

Total non-performing loans	29,976	13,067	3,500	10,617	7,480
Foreclosed assets	5,360	2,297	681	1,898	3,513

Total non-performing assets	$35,336	$15,364	$4,181	$12,515	$10,993

Loans 90 days past due still accruing	$11,005	$4,154	$2,552	$25,622	$5,160

Ratios
Non-performing assets to loans plus other real estate	0.83%	0.43%	0.13%	0.42%	0.40%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	133.16%	241.43%	694.67%	195.50%	251.85%
Loans 90 days past due still accruing to loans	0.26%	0.11%	0.08%	0.86%	0.19%

          The amount of interest that would have been recorded on non-accrual loans had the loans not been classified as “non-accrual” was $1.1 million, $.05 million, $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively. Interest actually received on non-accrual loans was not material.

          Non-performing assets consist of loans accounted for on a non-accrual basis, restructured loans and foreclosed assets. Table 11 presents information related to non-performing assets for the five years ended December 31, 2008. Total non-performing assets at December 31, 2008 were $35.3 million, an increase of $20.0 million, or 130%, from December 31, 2007. Loans that are over 90 days past due but still accruing were $11.0 million at December 31, 2008. This compares to $4.2 million at December 31, 2007. The increase in non-performing loans, foreclosed assets, and loans past due are due to the effects of the on-going national recession, weakness in residential development, and higher unemployment levels across all of our markets. The loans contributing to the increase have been identified, and appropriate write-downs or allowances have been made based on underlying collateral values and those relationships have been placed in the hands of special asset personnel for handling. Management believes that the loans included in the non-performing assets total are being handled appropriately.

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

          The methodology for determining the allowance for loan and lease losses involves significant judgment. Therefore, the Company has established a methodology for measuring the adequacy of the ALLL, which is systematic and consistently applied each quarter. The analysis and methodology include three primary segments: (1) a specific reserve analysis for those loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114; (2) a pool analysis of groups of loans within the portfolio that have similar characteristics; and (3) qualitative risk factors and general economic conditions.

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

          At December 31, 2008, the allowance for loan losses was $61.7 million, or 1.45%, of year-end loans, compared to $47.1 million, or 1.31%, of year-end loans for 2007. Net charge-offs increased significantly to $22.2 million in 2008, as compared to $7.2 million in 2007. Overall, the allowance for loan losses was 133.2% of non-performing loans and accruing loans 90 days past due at year-end 2008 compared to 241.4% at year-end 2007. We utilize quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses and are of the opinion that the allowance at December 31, 2008 is adequate.

          The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

TABLE 12. Summary of Activity in the Allowance for Loan Losses

	At and For The Years Ended December 31,

	2008	2007	2006	2005	2004

	(In thousands)

Net loans outstanding at end of period	$4,249,465	$3,596,557	$3,249,638	$2,964,967	$2,718,431

Average net loans outstanding	$3,873,908	$3,428,009	$3,062,222	$2,883,020	$2,599,561

Balance of allowance for loan losses at beginning of period	$47,123	$46,772	$74,558	$40,682	$36,750

Loans charged-off:
Real estate	1,360	530	758	226	403
Commercial	12,974	2,597	3,676	4,001	5,381
Consumer, credit cards and other revolving credit	13,051	11,159	14,712	11,537	14,383
Lease financing	22	166	369	47	261

Total charge-offs	27,407	14,452	19,515	15,811	20,428

Recoveries of loans previously charged-off:
Real estate	162	188	263	33	179
Commercial	1,036	2,774	4,729	2,757	1,957
Consumer, credit cards and other revolving credit	4,026	4,205	7,489	4,258	5,687
Lease financing	—	43	10	4	—

Total recoveries	5,224	7,210	12,491	7,052	7,823

Net charge-offs	22,183	7,242	7,024	8,759	12,605
Provision for (reversal of) loan losses	36,785	7,593	(20,762)	42,635	16,537

Balance of allowance for loan losses at end of period	$61,725	$47,123	$46,772	$74,558	$40,682

Ratios
Gross charge-offs to average loans	0.71%	0.42%	0.64%	0.55%	0.79%
Recoveries to average loans	0.13%	0.21%	0.41%	0.24%	0.30%
Net charge-offs to average loans	0.57%	0.21%	0.23%	0.30%	0.48%
Allowance for loan losses to year end loans	1.45%	1.31%	1.44%	2.51%	1.50%
Net charge-offs to period-end net loans	0.52%	0.20%	0.22%	0.30%	0.46%
Allowance for loan losses to average net loans	1.59%	1.37%	1.53%	2.59%	1.56%
Net charge-offs to loan loss allowance	35.94%	15.37%	15.02%	11.75%	30.98%

          An allocation of the loan loss allowance by major loan category is set forth in the following table. There were no relevant variations in loan concentrations, quality or terms, except for an increase in the outstanding loan portfolio balance. The unallocated portion of the allowance represents supportable estimates of probable losses inherent in the loan portfolio but not specifically related to one category of the portfolio. The allocation is not necessarily indicative of the category of incurred losses, and the full allowance at December 31, 2008 is available to absorb losses occurring in category of loans.

TABLE 13. Allocation of Loan Loss by Category

	For Years Ended December 31,
	2008		2007		2006		2005		2004

	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)

	(In thousands)

Real estate	$5,315	63.08	$1,998	64.85	$1,697	64.84	$23,042	62.86	$11,253	64.19
Commercial, industrial and other	36,448	22.35	27,546	19.15	27,838	18.77	34,128	19.74	14,974	17.37
Consumer and other revolving credit	19,063	14.57	16,111	16.00	15,363	16.39	15,812	17.40	11,453	18.44
Unallocated	899	—	1,468	—	1,874	—	1,576	—	3,002	—

	$61,725	100.00	$47,123	100.00	$46,772	100.00	$74,558	100.00	$40,682	100.00

(1)	Loans used in the calculation of “allowance for loan losses” are grouped according to loan purpose.

(2)	Loans used in the calculation of “% of loans to total loans” are grouped by collateral type.

Deposits

          Total average deposits increased by $253.2 million, or 5.1%, from $4.9 billion at December 31, 2007 to $5.2 billion at December 31, 2008. The increase occurred primarily in time deposits which grew $151.5 million, or 7.7%, to $2.1 billion in 2008. We experienced a slight decrease in non-interest bearing demand deposits of $51.0 million.

          Over the course of 2008, we continued our focus on multiple accounts, core deposit relationships and strategic placement of time deposit campaigns to stimulate overall deposit growth. In addition, we keep as our highest priority, continued customer demand for safety and liquidity of deposit products. The composition of our deposit mix continued to change during 2008, and ended with a slightly less favorable funding mix than in 2007. As a percent of our average deposit mix, time deposits increased to 41% from 40% while low cost interest bearing transaction accounts and demand deposits decreased from 19% to 17%. The Banks traditionally price their deposits to position themselves competitively with the local market.

          Table 14 shows average deposits for a three-year period.

TABLE 14. Average Deposits

	2008			2007			2006

	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
	(In thousands)

Non-interest bearing demand deposits	$876,669	0.00%	17%	$927,655	0.00%	19%	$1,128,850	0.00%	22%
NOW account deposits	1,195,900	1.65%	23%	1,067,775	2.52%	22%	1,167,047	2.45%	23%
Money market deposits	612,510	1.91%	12%	529,976	2.50%	11%	517,542	1.74%	10%
Savings deposits	370,705	0.26%	7%	428,599	0.61%	8%	564,177	0.63%	11%
Time deposits (including Public Funds CDs)	2,126,623	3.70%	41%	1,975,171	4.56%	40%	1,691,811	4.08%	34%

Total average deposits	$5,182,407		100%	$4,929,176		100%	$5,069,427		100%

Time certificates of deposit of $100,000 and greater at December 31, 2008 had maturities as follows:

TABLE 15. Maturity of Time Deposits greater than or equal to $100,000

December 31, 2008

(In thousands)

Three months	$382,551
Over three through six months	166,597
Over six months through one year	94,554
Over one year	413,648

Total	$1,057,350

Short-Term Borrowings

          The following table sets forth certain information concerning our short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase.

TABLE 16. Short-Term Borrowings

	Years Ended December 31,

	2008	2007	2006

	(In thousands)

Federal funds purchased:
Amount outstanding at period-end	$—	$4,100	$3,800
Weighted average interest at period-end	—	4.02%	4.95%
Maximum amount at any month-end during period	$33,775	$4,100	$49,160
Average amount outstanding during period	$16,003	$4,174	$11,557
Weighted average interest rate during period	2.20%	4.99%	5.38%

Securities sold under agreements to repurchase:
Amount outstanding at period-end	$505,932	$371,604	$218,591
Weighted average interest at period-end	2.10%	3.63%	3.72%
Maximum amount at any month end during-period	$621,424	$371,604	$425,753
Average amount outstanding during period	$524,712	$216,730	$250,603
Weighted average interest rate during period	2.76%	3.70%	3.62%

Return on Equity and Assets

          Information regarding performance and equity ratios is as follows:

TABLE 17. Return on Equity and Assets

	Years Ended December 31,

	2008	2007	2006

Return on average assets	1.02%	1.26%	1.69%
Return on average common equity	11.18%	13.14%	19.82%
Dividend payout ratio	46.15%	41.56%	28.59%

Average common equity to average assets ratio	9.10%	9.61%	8.52%

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

          At December 31, 2008, we had $885.2 million in unused loan commitments outstanding, of which approximately $610.4 million were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

          Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At December 31, 2008, we had $113.3 million in letters of credit issued and outstanding.

          The following table shows the commitments to extend credit and letters of credit at December 31, 2008 and 2007 according to expiration date.

TABLE 18. Commitments and Letters of Credit

		Expiration Date

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands)
December 31, 2008
Commitments to extend credit	$885,156	$527,118	$43,454	$66,348	$248,236
Letters of credit	113,274	51,366	11,003	50,905	—

Total	$998,430	$578,484	$54,457	$117,253	$248,236

		Expiration Date

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands)
December 31, 2007
Commitments to extend credit	$1,110,935	$744,412	$46,759	$69,008	$250,756
Letters of credit	86,969	25,225	48,983	12,761	—

Total	$1,197,904	$769,637	$95,742	$81,769	$250,756

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

These shares are recorded at historical cost. The realized securities gain is included in the securities gain line of the noninterest income section of the Consolidated Statements of Income and the cash received is recorded in cash and due from banks in the assets section of the Consolidated Balance Sheets. In addition, VISA lowered its estimate of pending litigation settlements. Consequently, $1.3 million of the $2.5 million FIN No. 45 liability that was recorded in the fourth quarter was reversed in the first quarter of 2008. The reduction in the litigation liability is recorded in the other liabilities section of the Consolidated Balance Sheets and the reduction in litigation expense is recorded in the other expense line of the noninterest expense section of the Consolidated Statements of Income.

          In the fourth quarter of 2008, VISA, Discover Financial Services Inc., and MasterCard Inc. announced that they have settled the antitrust lawsuit and that they are working on the specific terms on the settlement. On December 22, 2008, VISA, Inc. announced that it had deposited $1.1 billion into the litigation escrow account as settlement for the Discover case. Under terms of the plan, Hancock Bank as a member bank bore its portion of the expense via a reduction in share count of Class B shares. There was no cash outlay required of us. Based on the funding and settlement with Discover, we reversed as of December 31, 2008, the portion of the VISA contingency reserve related to Discover of $0.3 million. The reduction in the litigation liability is recorded in the other liabilities section of the Consolidated Balance Sheets and the reduction in litigation expense is recorded in the other expense line of the noninterest expense section of the Consolidated Statements of Income. The settlement did not have a material impact on the Company’s results of operations or financial position. As of December 31, 2008, $0.9 million of the initial $2.5 million FIN No. 45 liability remained in the other liabilities section of the Consolidated Balance Sheets.

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

          Commercial loans are considered impaired when it is probable (the future event or events are likely to occur) that the bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. In order to ensure consideration of all possible impairments, for purposes of the model the Banks consider all loans that are risk rated substandard as impaired. When a loan is determined to be impaired, the amount of that impairment must be measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by calculating the present value of expected future cash flows discounted at the loan’s effective interest rate. If the value of the impaired loan is less than the current balance of the loan, the impairment is recognized by creating a specific reserve allowance for the shortfall. If the value is greater or equal to the loan balance, then no reserve allocation may be made for the loan. In addition, any loans included in the impairment review are not incorporated into the pool analysis to avoid double counting.

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

          The static gap report shown in Table 19 measures the net amounts of assets and liabilities that reprice within a given time period over the remaining lives of those instruments. At December 31, 2008, our cumulative repricing gap in the one year interval was 9.0%. The asset sensitive position represents a significant security portfolio cash flow within one year. The earning asset position is strategically managed with a balance in our loan growth (fixed versus floating and duration targets) and securities portfolio cash flows. We believe we are well positioned for the current rate environment.

          To further control IRR, we structure our loan portfolio to provide appropriate investment opportunities while minimizing potential volatility in earnings from extension risk. Deposit strategies continue to emphasize a mix of non-certificate of deposit core accounts and consumer time deposits. However, the 2008 yield curve environment has created more demand on consumer time deposits with maturities less than one year.

          The following table sets forth the scheduled re-pricing or maturity of our assets and liabilities at December 31, 2008 and December 31, 2007. The assumed prepayment of investments and loans was based on our assessment of current market conditions on such dates. Estimates have been made for the re-pricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or repricing periods, reactions will vary as to timing and degree of interest rate change.

TABLE 19. Analysis of Interest Sensitivity

	December 31, 2008

	Overnight	Within 6 months	6 months to 1 year	1 to 3 years	> 3 years	Non-Sensitive Balance	Total

	(In thousands)
Assets
Securities	$1,666	$743,616	$283,566	$300,332	$349,755	$3,022	$1,681,957
Federal funds sold & short-term investments	—	376,499	172,917	—	—	—	549,416
Loans	—	1,912,989	324,287	947,141	1,025,438	—	4,209,855
Other assets	—	—	—	—	—	726,026	726,026

Total Assets	$1,666	$3,033,104	$780,770	$1,247,473	$1,375,193	$729,048	$7,167,254

Liabilities
Interest bearing transaction deposits	$—	$1,289,545	$353,995	$856,040	$196,735	$—	$2,696,315
Time deposits	—	1,064,269	256,781	737,807	212,879	—	2,271,736
Non-interest bearing deposits	—	—	—	48,144	914,742	—	962,886
Federal funds purchased	—	—	—	—	—	—	—
Borrowings	255,932	9,427	—	131,978	119,920	—	517,257
Other liabilities	—	—	—	—	—	109,561	109,561
Stockholders’ equity	—	—	—	—	—	609,499	609,499

Total Liabilities & Equity	$255,932	$2,363,241	$610,776	$1,773,969	$1,444,276	$719,060	$7,167,254

Interest sensitivity gap	$(254,266)	$669,863	$169,994	$(526,496)	$(69,083)	$9,988
Cumulative interest rate sensitivity gap	$(254,266)	$415,597	$585,591	$59,095	$(9,988)	—
Cumulative interest rate sensitivity gap as a percentage of total earning assets	(3.9)%	6.4%	9.0%	0.9%	(0.2)%

TABLE 19. Analysis of Interest Sensitivity (continued)

	December 31, 2007

	Overnight	Within 6 months	6 months to 1 year	1 to 3 years	> 3 years	Non-Sensitive Balance	Total

	(In thousands)
Assets
Securities	$2,003	$513,981	$188,854	$412,428	$530,680	$29,675	$1,677,621
Federal funds sold & short-term investments	126,281	—	—	—	—	—	126,281
Loans	—	1,811,351	289,337	745,239	722,464	—	3,568,391
Other assets	—	—	—	—	—	683,686	683,686

Total Assets	$128,284	$2,325,332	$478,191	$1,157,667	$1,253,144	$713,361	$6,055,979

Liabilities
Interest bearing transaction deposits	$—	$652,915	$299,590	$875,616	$139,795	$—	$1,967,916
Time deposits	—	1,414,005	511,260	144,284	64,195	—	2,133,744
Non-interest bearing deposits	—	—	—	45,402	862,472	—	907,874
Federal funds purchased	4,100	—	—	—	—	—	4,100
Borrowings	371,604	11	—	30	10,518	—	382,163
Other liabilities	—	—	—	—	—	105,995	105,995
Stockholders’ equity	—	—	—	—	—	554,187	554,187

Total Liabilities & Equity	$375,704	$2,066,931	$810,850	$1,065,332	$1,076,980	$660,182	$6,055,979

Interest sensitivity gap	$(247,420)	$258,401	$(332,659)	$92,335	$176,164	$53,179
Cumulative interest rate sensitivity gap	$(247,420)	$10,981	$(321,678)	$(229,343)	$(53,179)	—
Cumulative interest rate sensitivity gap as a percentage of total earning assets	(4.6)%	0.2%	(5.9)%	(4.2)%	(1.0)%

Net Interest Income at Risk

          NII at risk measures the risk of a decline in earnings due to changes in interest rates. Table 20 presents an analysis of our IRR as measured by the estimated changes in NII resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2008. Shifts are measured in 100 basis point increments (+ 300 through - 100 basis points) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy, and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period; the instantaneous shocks are performed against that yield curve.

TABLE 20. Net Interest Income (te) at Risk

Change in Interest Rates	Estimated Increase (Decrease) in NII December 31, 2008

(basis points)

-100	-8.5%
Stable	0.0%
+ 100	7.2%
+ 200	11.4%
+ 300	12.3%

Most Likely	2.0%

          Additionally, we have forecasted a Most Likely NII scenario based on its conservative projection of yield curve changes for the coming 12 month period. This scenario utilizes all base case assumptions, applying those assumptions against a yield curve forecast that incorporates the current interest rate environment and projects certain strategic pricing changes over the forecast period. Table 20 indicates that our level of NII significantly increases under rising rates and declines under falling rates. It should be noted that -100 is only presented as interest rates are at historic lows with Fed Funds target at 0.25% at December 31, 2008. The most likely scenario for interest rates projects a modest 2.0% increase in net interest income to base case indicating that the balance sheet is appropriately structured for the current rate environment.

          The increasing rate scenarios show significant increase to levels of net interest income while the down 100 scenario shows lower levels of NII. These scenarios are instantaneous shocks that assume balance sheet management will mirror base case. Should the yield curve begin to rise or fall, management has several strategies available to maximize earnings opportunities or offset the negative impact to earnings. For example, in a rising rate environment, deposit pricing strategies could be adjusted to offer more competitive rates on long and medium-term CDs and less competitive rates on short-term CDs. Another opportunity at the start of such a cycle would be reinvesting the securities portfolio cash flows into short-term or floating-rate securities. On the loan side the company can make more floating-rate loans that tie to index that re-price more frequently, such as LIBOR (London interbank offered rate) and make fewer fixed-rate loans. Finally, there are a number of hedge strategies by which management could use derivatives, including swaps and purchased ceilings, to lock in net interest margin protection; to date, we have not entered into any hedge transactions for the purpose of earnings protection.

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

          The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest-bearing deposits with other banks are additional sources of liquidity funding. As shown in Table 21 below, our liquidity ratios as of December 31, 2008 and 2007 for free securities stood at 22.5% or $378.4 million and 17.1% or $286.9 million, respectively.

TABLE 21. Liquidity Ratios

	2008	2007

	(In thousands)
Free securities	22.50%	17.10%
Free securities-net wholesale funds/core deposits	-5.25%	-7.40%

Wholesale funding diversification
Certificate of deposits > $100,000 (excluding public funds)	11.57%	11.10%
Brokered certificate of deposits	0.00%	0.00%
Public fund certificate of deposits	$168,388	$220,942

Net wholesale funding maturity concentrations
Overnight	0.00%	0.10%
Up to 3 months	6.92%	6.00%
Up to 6 months	1.64%	3.80%
Over 6 months	9.94%	7.30%

Net wholesale funds	$1,325,274	$1,037,475
Core deposits	$4,474,625	$4,158,189

          The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $359.8 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $100 million. As of December 31, 2008 and 2007, our core deposits were $4.5 billion and $4.2 billion, respectively, and Net Wholesale Funding stood at $1.3 billion and $1.0 billion, respectively.

          The Consolidated Statements of Cash Flows provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 2008. Cash flows from operations are a significant part of liquidity management, contributing significant levels of funds in 2008, 2007 and 2006.

          Cash flows from operations increased to $94.4 million in 2008 from $56.1 million in 2007. Net cash used by investing activities increased to $1.11 billion in 2008 from $107.3 million in 2007. Federal funds sold increased $57.4 million during 2008 and decreased $94.5 million during 2007. Cash flows provided by financing activities were $1.03 billion in 2008, primarily from the increase in deposits compared to cash flows provided by financing activities of $43.7 million in 2007.

Contractual Obligations

          We have contractual obligations to make future payments on certain debt and lease agreements. Table 22 summarizes all significant contractual obligations at December 31, 2008, according to payments due by period.

TABLE 22. Contractual Obligations

	Payment due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands)
Certificates of deposit	$2,271,736	$1,321,050	$737,807	$212,879	$—
Short-term debt obligations	516,619	265,359	131,978	119,282	—
Long-term debt obligations	236	14	35	49	138
Capital lease obligations	402	152	107	60	83
Operating lease obligations	32,583	4,563	6,677	4,152	17,191

Total	$2,821,576	$1,591,138	$876,604	$336,422	$17,412

CAPITAL RESOURCES

          A strong capital position, which is vital to continued profitability, also promotes depositor and investor confidence and provides a solid foundation for future growth. Composite ratings by the respective regulatory authorities of the Company and the Banks establish minimum capital levels. Currently, we are required to maintain minimum Tier 1 leverage ratios of at least 3%, subject to an increase up to 5%, depending on the composite rating. At December 31, 2008, our capital balances were in excess of current regulatory minimum requirements. As indicated in Table 23 below, our regulatory capital ratios far exceed the minimum required ratios, and we have been categorized as “well capitalized” in the most recent notice received from their regulators.

          We remain very well capitalized. As of December 31, 2008, our Leverage (tier one) Ratio stands at 8.06%, while the Tangible Equity Ratio is 7.62% (see below in Table 23). While we remain very well capitalized, so that we maintain flexibility for future capital needs, including acquisitions, we may consider raising additional capital at some point in the future.

TABLE 23. Risk-Based Capital and Capital Ratios

	2008	2007	2006	2005	2004

	(In thousands)
Tier 1 regulatory capital	$550,216	$498,731	$510,639	$420,283	$399,320
Tier 2 regulatory capital	61,874	47,447	46,583	46,218	38,161

Total regulatory capital	$612,090	$546,178	$557,222	$466,501	$437,481

Risk-weighted assets	$5,452,992	$4,523,479	$4,097,400	$3,665,722	$3,222,554

Ratios
Leverage (Tier 1 capital to average assets)	8.06%	8.51%	8.63%	7.85%	8.97%
Tier 1 capital to risk-weighted assets	10.09%	11.03%	12.46%	11.47%	12.39%
Total capital to risk-weighted assets	11.22%	12.07%	13.60%	12.73%	13.58%
Common stockholders’ equity to total assets	8.50%	9.15%	9.36%	8.02%	9.96%
Tangible common equity to total assets	7.62%	8.08%	8.24%	6.89%	8.58%

          During 2008, we purchased a total of 6,458 shares of common stock at an aggregate price of $260,000, or $40.26 per share. During 2007, we purchased a total of 1,556,220 shares of common stock at an aggregate price of $60.4 million, or approximately $38.84 per share.

          In November 2007, the board of directors approved the 2007 Stock Repurchase Plan, authorizing the repurchase of 3,000,000 shares, or approximately 10% of our outstanding common stock. Subject to market conditions, repurchases will be conducted solely through a Rule 10b-1 repurchase plan. Shares repurchased under this plan will be held in treasury and used for general corporate purposes as determined by our board of directors. In 2007, we purchased 10,842 shares of common stock under this plan at an aggregate price of $421,000, or approximately $38.84 per share.

          During 2007, we completed the July 2000 common stock buyback program, which provided for the repurchase of 3,320,000 shares or 10% of the outstanding common stock at that time. In 2007, we purchased the remaining 1,545,378 shares of common stock available to be repurchased under this plan at an aggregate price of $60.0 million, or approximately $38.84 per share.

Table 24 summarizes our unaudited quarterly financial results for 2008 and 2007.

TABLE 24. Summary of Quarterly Results

	2008

	First	Second	Third	Fourth

	(In thousands, except per share data)
Interest income (te)	$87,227	$84,164	$86,774	$87,726
Interest expense	(34,345)	(29,573)	(29,357)	(32,727)

Net interest income (te)	52,882	54,591	57,417	54,999
Provision for loan losses	(8,818)	(2,787)	(8,064)	(17,116)
Noninterest income	36,421	31,838	30,115	29,404
Noninterest expense	(50,134)	(52,189)	(55,483)	(55,637)
Taxable equivalent adjustment	(2,455)	(2,432)	(2,642)	(2,925)

Income before income taxes	27,896	29,021	21,343	8,725
Income tax expense	(7,839)	(8,037)	(5,338)	(405)

Net income	$20,057	$20,984	$16,005	$8,320

Earnings per share
Basic	$0.64	$0.67	$0.51	$0.26
Diluted	$0.63	$0.66	$0.50	$0.26

	2007

	First	Second	Third	Fourth

	(In thousands, except per share data)
Interest income (te)	$88,077	$87,162	$89,982	$90,015
Interest expense	(34,308)	(33,394)	(36,467)	(36,067)

Net interest income (te)	53,769	53,768	53,515	53,948
Provision for loan losses	(1,211)	(1,238)	(1,554)	(3,590)
Noninterest income	26,510	30,786	31,232	32,158
Noninterest expense	(49,708)	(52,374)	(55,857)	(58,804)
Taxable equivalent adjustment	(2,416)	(2,267)	(2,373)	(2,483)

Income before income taxes	26,944	28,675	24,963	21,229
Income tax expense	(7,715)	(8,352)	(7,224)	(4,628)

Net income	$19,229	$20,323	$17,739	$16,601

Earnings per share
Basic	$0.59	$0.63	$0.55	$0.53
Diluted	$0.58	$0.62	$0.55	$0.53

Net interest income (te) is the primary component of earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The accounting principles we follow and the methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry which requires management to make estimates and assumptions about future events. These estimates and assumptions are based on our best estimates and judgments. We evaluate estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, rising unemployment levels and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Retirement Employee Benefit Plans

          Retirement and employee benefit plan assets, liabilities and pension costs are determined utilizing actuarially determined present value calculations. The valuation of the benefit obligation and net periodic expense is considered critical, as it requires management and its actuaries to make estimates regarding the amount and timing of expected cash outflows including assumptions about mortality, expected service periods, rate of compensation increases and the long-term return on plan assets. Note 9 – Retirement and Employee Benefit Plans, included in the accompanying Notes to the Consolidated Financial Statements, provides further discussion on the accounting for Hancock’s retirement and employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

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

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008.SFAS No. 157establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Available for sale securities classified as Level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and other debt and equity securities. Level 2 classified available for sale securities include mortgage-backed debt securities, collateralized mortgage obligations, and state and municipal bonds.

          In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active, which clarifies the application of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, in an inactive market. Application issues clarified include: how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP 157-3 was effective immediately and did not have a material impact on the Company’s financial condition or results of operations.

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

          Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008.

Carl J. Chaney	John M. Hairston	Michael M. Achary

President &	Chief Executive Officer &	Chief Financial Officer
Chief Executive Officer	Chief Operating Officer
February 27, 2009	February 27, 2009	February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hancock Holding Company:

We have audited Hancock Holding Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Hancock Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Hancock Holding Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hancock Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hancock Holding Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Birmingham, Alabama
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hancock Holding Company:

We have audited the accompanying consolidated balance sheets of Hancock Holding Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hancock Holding Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hancock Holding Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension postretirement benefit plans effective December 31, 2006.

/s/ KPMG LLP
Birmingham, Alabama
February 27, 2009

Hancock Holding Company and Subsidiaries
Consolidated Balance Sheets

	December 31,

	2008	2007

	(In thousands, except share data)
Assets:
Cash and due from banks (non-interest bearing)	$199,775	$182,615
Interest-bearing time deposits with other banks	11,355	8,560
Federal funds sold	175,166	117,721
Other short-term investments	362,895	—
Trading securities	2,201	197,425
Securities available for sale, at fair value (amortized cost of $1,651,499 and $1,472,550)	1,679,756	1,472,783
Loans held for sale	22,115	18,957
Loans	4,264,324	3,612,883
Less: Allowance for loan losses	(61,725)	(47,123)
Unearned income	(14,859)	(16,326)

Loans, net	4,187,740	3,549,434
Property and equipment, net of accumulated depreciation of $101,050 and $87,160	205,912	200,566
Other real estate, net	5,195	2,172
Accrued interest receivable	33,067	35,117
Goodwill	62,277	62,277
Other intangible assets, net	6,363	8,298
Life insurance contracts	144,959	139,421
Deferred tax asset, net	5,819	3,976
Other assets	62,659	56,657

Total assets	$7,167,254	$6,055,979

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand	$962,886	$907,874
Interest-bearing savings, NOW, money market and time	4,968,051	4,101,660

Total deposits	5,930,937	5,009,534
Federal funds purchased	—	4,100
Securities sold under agreements to repurchase	505,932	371,604
Long-term notes	638	793
Other liabilities	120,248	115,761

Total liabilities	6,557,755	5,501,792

Stockholders’ Equity
Common stock-$3.33 par value per share; 350,000,000 shares authorized, 31,769,679 and 31,294,607 issued and outstanding, respectively	105,793	104,211
Capital surplus	101,210	87,122
Retained earnings	411,579	377,481
Accumulated other comprehensive loss, net	(9,083)	(14,627)

Total stockholders’ equity	609,499	554,187

Total liabilities and stockholders’ equity	$7,167,254	$6,055,979

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,

	2008	2007	2006

	(In thousands, except per share data)
Interest income:
Loans, including fees	$246,573	$255,761	$230,450
Securities-taxable	80,048	78,089	97,084
Securities-tax exempt	4,978	6,234	6,770
Federal funds sold	1,858	5,458	9,657
Other investments	1,980	155	102

Total interest income	335,437	345,697	344,063

Interest expense:
Deposits	111,052	132,920	110,092
Federal funds purchased and securities sold under agreements to repurchase	14,843	8,231	9,682
Long-term notes and other interest expense	184	80	895
Capitalized interest	(77)	(995)	(806)

Total interest expense	126,002	140,236	119,863

Net interest income	209,435	205,461	224,200
Provision for (reversal of) loan losses	36,785	7,593	(20,762)

Net interest income after provision for (reversal of) loan losses	172,650	197,868	244,962

Noninterest income:
Service charges on deposit accounts	44,243	41,929	36,228
Trust fees	16,858	15,902	13,286
Insurance commissions and fees	16,554	19,229	19,248
Investment and annuity fees	10,807	8,746	5,970
Debit card and merchant fees	11,082	10,126	9,365
ATM fees	6,856	5,983	5,338
Secondary mortgage market operations	2,977	3,723	3,528
Securities gains (losses), net	4,825	308	(5,169)
Net storm-related gain	—	—	5,084
Other income	13,576	14,740	13,622

Total noninterest income	127,778	120,686	106,500

Noninterest expense:
Salaries and employee benefits	109,773	106,959	103,753
Net occupancy expense	19,538	19,435	13,350
Equipment rentals, depreciation and maintenance	10,992	10,465	10,796
Amortization of intangibles	1,432	1,651	2,125
Other expense	71,708	78,233	73,092

Total noninterest expense	213,443	216,743	203,116

Income before income taxes	86,985	101,811	148,346
Income taxes	21,619	27,919	46,544

Net income	$65,366	$73,892	$101,802

Basic earnings per common share	$2.08	$2.31	$3.13

Diluted earnings per common share	$2.05	$2.27	$3.06

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Unearned
	Shares	Amount	Surplus	Earnings	Loss, net	Compensation	Total

	(In thousands, except share and per share data)

Balance, January 1, 2006	32,301,123	$107,563	$129,222	$262,055	$(22,066)	$(2,343)	$474,431
Comprehensive income:
Net income per consolidated statements of income	—	—	—	101,802	—	—	101,802
Net change in fair value of securities available for sale, net of tax	—	—	—	—	4,940	—	4,940
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	1,057	—	1,057

Comprehensive income							107,799
Adoption of SFAS No. 158, net of tax	—	—	—	—	(7,944)	—	(7,944)
Cash dividends paid ($0.895 per share)	—	—	—	(29,311)	—	—	(29,311)
Common stock issued, long - term incentive plan, including excess income tax benefit of $3,493	398,338	1,326	10,169	—	—	—	11,495
Compensation expense, long - term incentive plan	—	—	3,690	—	—	—	3,690
SFAS No. 123(R) reclass of unearned compensation	—	—	(2,343)	—	—	2,343	—
Purchase of common stock	(33,409)	(111)	(1,639)	—	—	—	(1,750)

Balance, December 31, 2006	32,666,052	108,778	139,099	334,546	(24,013)	—	558,410
Comprehensive income:
Net income per consolidated statements of income	—	—	—	73,892	—	—	73,892
Net change in fair value of securities available for sale, net of tax	—	—	—	—	8,846	—	8,846
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	540	—	540

Comprehensive income							83,278
Cash dividends paid ($0.96 per share)	—	—	—	(30,957)	—	—	(30,957)
Common stock issued, long - term incentive plan, including excess income tax benefit of $345	184,775	615	2,134	—	—		2,749
Compensation expense, long - term incentive plan	—	—	1,155	—	—	—	1,155
Purchase of common stock	(1,556,220)	(5,182)	(55,266)	—	—	—	(60,448)

Balance, December 31, 2007	31,294,607	$104,211	$87,122	$377,481	$(14,627)	$—	$554,187
Comprehensive income
Net income per consolidated statements of income	—	—	—	65,366	—	—	65,366
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	(12,095)	—	(12,095)
Net change in fair value of securities available for sale, net of tax	—	—	—	—	17,639	—	17,639

Comprehensive income							70,910
SFAS No. 158, change in measurement date	—	—	—	(815)	—	—	(815)
Cash dividends declared ($0.96 per common share)	—	—	—	(30,453)	—	—	(30,453)
Common stock issued, long-term incentive plan, including excess income tax benefit of $4,512	481,530	1,604	11,520	—	—	—	13,124
Compensation expense, long-term incentive plan	—	—	2,806	—	—	—	2,806
Purchase of common stock	(6,458)	(22)	(238)	—	—	—	(260)

Balance, December 31, 2008	31,769,679	$105,793	$101,210	$411,579	$(9,083)	$—	$609,499

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2008	2007	2006

	(In thousands)
Operating Activities:
Net income	$65,366	$73,892	$101,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,761	14,041	10,443
Provision for (reversal of) loan losses, net	36,785	7,593	(20,762)
(Gains) losses on other real estate owned	230	(732)	79
Deferred tax expense (benefit)	(5,012)	7,560	24,599
Increase in cash surrender value of life insurance contracts	(5,538)	(5,397)	(4,090)
(Gain) loss on sales/paydowns of securities available for sale, net	(1,950)	(273)	5,169
(Gain) loss on disposal of other assets	(602)	193	—
Gain on involuntary conversion of assets, net	—	—	(5,084)
Gain on sale of loans held for sale	(427)	(583)	(564)
(Gain) loss on trading securities	(2,875)	114	—
Purchase of trading securities, net	—	(10)	—
Proceeds from paydowns of securities held for trading	7,635	—	—
Amortization (accretion) of securities premium/discount, net	2,012	(1,773)	(11,300)
Amortization of mortgage servicing rights	210	345	549
Amortization of intangible assets	1,432	1,651	2,125
Stock-based compensation expense	2,806	1,155	3,690
(Increase) decrease in accrued interest receivable	2,050	(1,417)	1,346
Increase (decrease) in accrued expenses	2,624	(12,197)	(30,133)
Increase in other liabilities	2,309	4,430	2,636
Increase (decrease) in interest payable	(2,785)	883	2,341
Decrease in policy reserves and liabilities	(12,051)	(35,180)	(11,699)
Decrease in reinsurance receivables	8,060	3,215	11,410
(Increase) decrease in other assets	(14,062)	274	308
Proceeds from sale of loans held for sale	192,838	251,684	238,045
Originations of loans held for sale	(195,569)	(253,112)	(230,208)
Excess tax benefit from share based payments	(4,512)	(345)	(3,493)
Other, net	(367)	60	(2,790)

Net cash provided by operating activities	94,368	56,071	84,419

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,

	2008	2007	2006

	(In thousands)
Investing Activities:
Net (increase) decrease in interest-bearing time deposits	$(2,795)	$1,637	$(2,939)
Proceeds from sales of securities available for sale	213,814	9,222	157,300
Proceeds from maturities of securities available for sale	938,939	1,270,294	1,083,845
Purchases of securities available for sale	(1,140,901)	(1,038,175)	(1,169,592)
Purchase of short-term investments	(362,895)	—	—
Net (increase) decrease in federal funds sold	(57,445)	94,521	190,726
Net increase in loans	(684,528)	(356,787)	(293,117)
Purchases of property and equipment	(23,618)	(70,267)	(76,943)
Proceeds from sales of property and equipment	2,150	497	4,097
Premiums paid on life insurance contracts	—	(20,000)	(20,000)
Proceeds from sales of other real estate	6,184	1,753	1,749
Proceeds from insurance settlements	—	—	22,469
Purchase of interest in unconsolidated joint venture	—	—	(4,710)

Net cash used in investing activities	(1,111,095)	(107,305)	(107,115)

Financing Activities:
Net increase (decrease) in deposits	921,403	(21,457)	41,171
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	130,228	153,313	(29,891)
(Proceeds) repayments of long-term notes	(155)	535	(50,008)
Dividends paid	(30,453)	(30,957)	(29,311)
Proceeds from exercise of stock options	8,612	2,404	8,002
Repurchase/retirement of common stock	(260)	(60,448)	(1,750)
Excess tax benefit from stock option exercises	4,512	345	3,493

Net cash provided by (used in) financing activities	1,033,887	43,735	(58,294)

Increase (decrease) in cash and due from banks	17,160	(7,499)	(80,990)
Cash and due from banks at beginning of year	182,615	190,114	271,104

Cash and due from banks at end of year	$199,775	$182,615	$190,114

Supplemental Information

Income taxes paid	$19,413	$29,209	$55,503
Interest paid, including capitalized interest of $77, $995,and $806, respectively	128,787	139,353	112,447
Restricted stock issued to employees of Hancock	3,045	2,495	2,518

Supplemental Information for Non-Cash
Investing and Financing Activities
Transfers from loans to other real estate	$10,671	$2,694	$1,304
Financed sales of foreclosed property	1,234	339	741
Transfers from trading securities to available for sale securities	190,802	—	—

See accompanying notes to consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Business

          Hancock Holding Company “the Company” or “Hancock” is a financial holding company headquartered in Gulfport, Mississippi operating in the states of Mississippi, Louisiana, Alabama and Florida. Hancock Holding Company, the Parent Company operates through four wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi, Hancock Bank of Louisiana, Baton Rouge, Louisiana, Hancock Bank of Florida, Tallahassee, Florida and Hancock Bank of Alabama, Mobile, Alabama (“the Banks.”) The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank.

Consolidation

          The consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling interest. Significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

          The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The accounting principles we follow and the methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry which requires management to make estimates and assumptions about future events. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for loan losses, intangible assets and goodwill, income taxes, pension and postretirement benefit plans and contingent liabilities. These estimates and assumptions are based on our best estimates and judgments. We evaluate estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, rising unemployment levels and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Allowance for loan losses, deferred income taxes, and goodwill are potentially subject to material changes in the near term. Actual results could differ significantly from those estimates.

Reclassifications

          Certain reclassifications have been made to prior periods to conform to the current year presentation. These reclassifications had no material impact on the consolidated financial statements. For the periods presented, these reclassifications include the Company’s investment in the stock of the Federal Home Loan Bank (FHLB), that has been reclassified from investment securities to other assets since these equity securities are restricted and do not have a readily determinable fair value. The balance of FHLB stock as of December 31, 2007, was $2.3 million. The Company also reclassified its investment in an equity method investment from investment securities into other assets. The balance of the equity method investment as of December 31, 2007, was $5.0 million. The dividend income on the FHLB stock has also been reclassified from other investments to other income. The dividend on FHLB stock for the years ended 2007 and 2006 was $16,621 and $7,958, respectively. In addition, the Company reclassified debit card, merchant, and ATM charges from non-interest income to non-interest expense. Debit card, merchant, and ATM charges were $2.4 million in 2007 and $2.4 million in 2006.

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

Short-term Investments

          Short-term investments represent U.S. government agency discount notes that all mature in less than one year, but with maturities greater than 90 days. These investments were purchased for liquidity purposes..

Loans

          Loans are reported at the principal balance outstanding. Non-refundable loan origination fees and certain direct origination costs are recognized as an adjustment to the yield on the related loan. Interest on loans is recorded to income as earned.

          The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. When accrual of interest is discontinued, all unpaid accrued interest is reversed and payments subsequently received are applied first to principal. Interest income is recorded after principal has been satisfied and as payments are received. Loans are returned to accrual status when all the principal and interest contractually due are brought current and future amounts are reasonably assured.

          Generally, loans of all types which become 90 days delinquent are reviewed relative to collectability. Unless such loans are in the process of terms revision to bring to a current status, collection through repossession or foreclosure, those loans deemed uncollectible are charged off against the allowance account.

          Loans held for sale are stated at lower of cost or market on the consolidated balance sheets. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses

          The allowance for loan and lease losses “ALLL” is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, , but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary segments. These segments include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt.

          The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructurings, and performing and non-performing major loans for which full payment of principal or interest is not expected. Categories of non-major homogeneous loans, which are evaluated on an overall basis, generally include all loans under $500,000. The Company determines an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of its collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is required as a component of the allowance for loan losses.

Property and Equipment

          Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is charged to expense over the estimated useful lives of the assets, which are up to 39 years for buildings and three to seven years for furniture and equipment. Amortization expense for software is charged over 3 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. In cases where Hancock has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when Hancock is “reasonably assured” that it will renew the lease. Depreciation and amortization expenses are computed using a straight-line basis for assets acquired after January 1, 2006 and the double declining balance basis for assets acquired prior to January 1, 2006. Hancock continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values. There were no impairment losses on property and equipment recorded during 2008, 2007, or 2006.

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

Mortgage Servicing Rights

          The Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets on January 1, 2007 without material impact. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. Under SFAS. No. 156, the Company decided to continue to use the amortization method instead of adopting the fair value method. Management has determined that it has one class of servicing rights which is based on the type of loan. The risk characteristics of the underlying financial assets used to stratify servicing assets for purposes of measuring impairment are interest rate, type of product (fixed versus variable), duration and asset quality. The book value of mortgage servicing rights at December 31, 2008 and December 31, 2007 was $0.3 million and $0.5 million, respectively. The fair value of mortgage servicing rights at December 31, 2008 and December 31, 2007 was $1.0 million and $1.8 million, respectively.

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

Derivative Instruments

          The Company has certain Interest Rate Lock Commitments “IRLC’s” that are reported on the consolidated balance sheets at fair value with changes in fair value reported in statements of income. The Company also has interest rate swaps which are recognized on the consolidated balance sheets as other assets at fair value as required by SFAS No. 133. These interest rate swaps do not qualify for hedge accounting under the guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging.  Gains and losses related to the change in fair value are recognized in earnings during the period of change in fair value as other non-interest income.

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

Pension Accounting

          The Company has accounted for its defined benefit pension plan using the actuarial model required by SFAS No. 87, Employers’ Accounting for Pensions. The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes. The Company also sponsors two defined benefit postretirement plans, which provide medical benefits and life insurance benefits. The Company has accounted for these plans using the actuarial computations required by SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions as amended by SFAS No. 132. The cost of the defined benefit postretirement plan has been recognized on the projected unit credit method over the employee’s approximate service period. Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R); which required the recognition of the over funded or under funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet. In 2008, the Company changed the measurement date of the funded status of the plan from September 30 to December 31.

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

Stock-Based Compensation

          In recognizing stock-based compensation, Hancock follows the provisions of SFAS No. 123(R), Share-Based Payment. This statement establishes fair value as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation cost, which is recognized over the requisite service period.

Revenue Recognition

          The largest source of revenue for Hancock is interest revenue. Interest revenue is recognized on an accrual basis driven by written contracts, such as loan agreements or securities contracts. Credit-related fees, including letter of credit fees, are recognized in non-interest income when earned. Hancock recognizes commission revenue and brokerage, exchange and clearance fess on a trade-date basis. Other types of non-interest revenue such as service charges on deposits and trust revenues, are accrued and recognized into income as services are provided and the amount of fees earned are reasonably determinable.

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

Recent Accounting Pronouncements

New Accounting Standards

          In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and significant concentrations on risk within plan assets. FSP No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is assessing the impact of adopting FSP No. 132(R)-1, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active, which clarifies the application of SFAS No. 157, Fair Value Measurements, in an inactive market. Application issues clarified include: how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP No. 157-3 was effective immediately and did not have a material impact on the Company’s financial condition or results of operations.

          In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) No 08-10, Selected Statement 160 Implementation Questions, which clarifies how an entity should account for the transfer of an interest in a subsidiary that is in-substance real estate; how an entity should account for the transfer of an interest in a subsidiary to an equity method investee that results in deconsolidation of the subsidiary; and how an entity should account for the transfer of an interest in a subsidiary in exchange for a joint venture interest that results in deconsolidation of the subsidiary. The Company will adopt the provisions of EITF No. 08-10 in the first quarter of 2009, as required, and the impact on the Company’s financial condition or results of operations is dependent on the extent of future business combinations.

          In September 2008, the FASB issued EITF No 08-6, Equity Method Investment Accounting Considerations, which clarifies how the initial carrying value of an equity method investment should be determined; how the difference between the investor’s carrying value and the investor’s share of the underlying equity of the investee should be allocated to the underlying assets and liabilities of the investee; how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; how an equity method investee’s issuance of shares should be accounted for; and how to account for a change in an investment from the equity method to the cost method. The Company will adopt the provisions of EITF No. 08-6 in the first quarter of 2009, as required, and the impact on the Company’s financial condition or results of operations is dependent on the extent of future business combinations.

          In June 2008, the FASB issued EITF No. 03-6-1, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

retrospectively adjust its earnings per share data including any amounts related to interim periods, summaries of earnings and selected financial data. The Company is assessing the impact of adopting EITF No. 03-6-1, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Principles which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company will adopt the provisions of SFAS No. 162, when required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Asset, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is assessing the impact of FSP No. 142-3, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB 133, which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounting for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is assessing the impact of SFAS No. 161, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, was issued in December 2007. This standard that is effective for 2009 governs the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. The Company currently has no such partially owned consolidated subsidiaries.

          In December 2007, the FASB issued SFAS No. 141R, Business Combinations which applies to all business combinations. The statement requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” All business combinations will be accounted for by applying the acquisition method (previously referred to as the purchase method.) Companies will have to identify the acquirer; determine the acquisition date and purchase price; recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, and recognize goodwill or, in the case of a bargain purchase, a gain. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. It will be applied to business combinations occurring after the effective date. The Company will adopt the provisions of SFAS No. 141R in the first quarter of 2009, as required, and the impact on the Company’s financial condition or results of operations is dependent on the extent of future business combinations.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Accounting Standards Adopted in 2008

          In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 during the first quarter of 2008 did not have a material impact on the Company’s results of operations or financial position.

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

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment SFAS No. 115 which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The adoption of SFAS No. 159 during the first quarter of 2008 did not have a material impact on the Company’s results of operations or financial position.

          Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R); which required the recognition of the over funded or under funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet. In 2008, the Company changed the measurement date of the funded status of the plan from September 30 to December 31.

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

Note 2. Securities

          The amortized cost and fair value of securities classified as available for sale follow (in thousands):

	December 31, 2008				December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury	$11,250	$192	$—	$11,442	$11,353	$41	$—	$11,394
U.S. government agencies	224,803	1,836	29	226,610	431,772	1,999	107	433,664
Municipal obligations	151,706	3,182	2,418	152,470	197,596	2,347	1,361	198,582
Mortgage-backed securities	1,041,805	25,703	387	1,067,121	637,578	3,519	4,717	636,380
CMOs	195,771	2,692	1	198,462	143,639	392	1,219	142,812
Other debt securities	25,117	5	2,850	22,272	49,653	342	1,597	48,398
Other equity securities	1,047	462	130	1,379	959	613	19	1,553

	$1,651,499	$34,072	$5,815	$1,679,756	$1,472,550	$9,253	$9,020	$1,472,783

          The amortized cost and fair value of securities classified as available for sale at December 31, 2008, by contractual maturity, (expected maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties), and the amortized cost and fair value of trading securities were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$48,735	$49,190
Due after one year through five years	129,658	132,290
Due after five years through ten years	205,438	204,412
Due after ten years	29,045	26,902

	412,876	412,794

Mortgage-backed securities & CMOs	1,237,576	1,265,583
Equity securities	1,047	1,379

Total available for sale securities	$1,651,499	$1,679,756

          The Company held no securities classified as held to maturity at December 31, 2008 or 2007.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (continued)

          The details concerning securities classified as available for sale with unrealized losses as of December 31, 2008 follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agencies	$—	$—	$20,077	$29	$20,077	$29
Municipal obligations	—	—	38,610	2,418	38,610	2,418
Mortgage-backed securities	—	—	20,385	387	20,385	387
CMOs	—	—	4,442	1	4,442	1
Other debt securities	1,029	25	22,077	2,825	23,106	2,850
Equity securities	—	—	135	130	135	130

	$1,029	$25	$105,726	$5,790	$106,755	$5,815

          The details concerning securities classified as available for sale with unrealized losses as of December 31, 2007 were as follows (in thousands):

	Losses < 12 months		Losses 12 months or >		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agencies	$29,893	$107	$—	$—	$29,893	$107
Municipal obligations	4,946	17	37,327	1,344	42,273	1,361
Mortgage-backed securities	—	—	206,894	4,717	206,894	4,717
CMOs	—	—	117,489	1,219	117,489	1,219
Other debt securities	4,177	147	23,230	1,450	27,407	1,597
Equity securities	—	—	17	19	17	19

	$39,016	$271	$384,957	$8,749	$423,973	$9,020

          The unrealized losses relate to fixed-rate debt securities that have incurred fair value reductions due to higher market interest rates since the respective purchase date. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

          As of December 31, 2008, the securities portfolio totaled $1.68 billion. Of the total portfolio, $106.8 million of securities were in an unrealized loss position of $5.8 million. Management and the Asset/Liability Committee continually monitor the securities portfolio and management is able to effectively measure and monitor the unrealized loss position on these securities. The Company has adequate liquidity and therefore has the ability and additionally the intent to hold these securities to recovery. Accordingly, the unrealized loss of these securities has been determined to be temporary.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (continued)

          Available for Sale Securities

          Proceeds from sales and pay downs of available for sale securities were approximately $213.8 million in 2008, $9.2 million in 2007 and $157.3 million in 2006. Gross gains of $6.0 million in 2008, $0.4 million in 2007 and $0.3 million in 2006 and gross losses of $4.1 million in 2008, $0.1 million in 2007 and $5.5 million in 2006 were realized on such sales and pay downs.

          Securities with an amortized cost of approximately $1.49 billion at December 31, 2008 and $1.15 billion at December 31, 2007, were pledged primarily to secure public deposits and securities sold under agreements to repurchase. The Company has approximately $4.8 million and $6.4 million of securities pledged with various state regulatory authorities to secure reinsurance receivables as of December 31, 2008 and 2007, respectively.

          Trading Securities

          The Company recognized $2.9 million in net gains, including a net gain of $3.2 million on a portfolio of trading securities which were subsequently transferred to available for sale. There were no trading gains or losses in 2007.

Note 3. Loans

          Loans, net of unearned income, consisted of the following (in thousands):

	December 31,

	2008	2007

Real estate loans	$2,680,682	$2,332,891
Commercial and industrial loans	420,981	359,519
Loans to individuals for household, family and other consumer expenditures	619,115	571,349
Leases and other loans	528,687	332,798

	$4,249,465	$3,596,557

          The Company generally makes loans in its market areas of South Mississippi, South Alabama, South and Central Louisiana and Northwest Florida. Loans are made in the normal course of business to its directors, executive officers and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Such loans did not involve more than normal risk of collectibility. Balances of loans to the Company’s directors, executive officers and their affiliates at December 31, 2008 and 2007 were approximately $31.6 million and $13.1 million, respectively. New loans, repayments and changes of directors and executive officers and their affiliates on these loans for 2008 were $20.7 million, $4.3 million and $2.1 million, respectively. New loans, repayments and changes of directors and executive officers and their affiliates on these loans for 2007 were $3.7 million, $1.6 million and $3.5 million, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

          Changes in the allowance for loan losses follow (in thousands):

	2008	2007	2006

Balance at January 1	$47,123	$46,772	$74,558
Recoveries	5,224	7,210	12,491
Loans charged off	(27,407)	(14,452)	(19,515)
Provision for (reversal of) loan losses	36,785	7,593	(20,762)

Balance at December 31	$61,725	$47,123	$46,772

          In 2005, the Company established a $35.2 million specific allowance for estimated credit losses related to the impact of Hurricane Katrina on its loan portfolio. In 2005, the Company reduced the allowance by $2.4 million for storm-related net charge-offs. Of this remaining amount, the Company reversed $20.0 million of the allowance to income in 2006 based on its review of the asset quality of significant credits included in the original $35.2 million storm-related allowance.

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

          The Company’s investments in impaired loans at December 31, 2008 and December 31, 2007 were $22.1 million and $10.4 million, respectively. Non-accrual and renegotiated loans amounted to approximately 0.71% and 0.36% of total loans at December 31, 2008 and 2007, respectively. Accruing loans 90 days past due as a percent of loans was 0.26% and 0.12% at December 31, 2008 and 2007, respectively. The average amounts of impaired loans carried on the Company’s books for 2008, 2007 and 2006 were $19.3 million, $7.7 million and $7.4 million, respectively. The amount of interest that would have been recorded on non-accrual loans had the loans not been classified as non-accrual in 2008, 2007 or 2006, was $1.1 million, $0.5 million and $0.8 million, respectively. The amount of interest actually collected was immaterial in 2008, 2007, and 2006.

          The following table presents the makeup of allowance for loan losses by:

	December 31,

	2008	2007

	(In thousands)
Balance of allowance for loan losses
Non-impaired	$54,408	$43,070
Impaired	7,317	4,053

Total allowance for loan losses	$61,725	$47,123

          As of December 31, 2008 and 2007, the Company had $24.1 million and $18.8 million, respectively, in loans carried at fair value. The Company held $22.1 million and $19.0 million in loans held for sale at December 31, 2008 and 2007 carried at lower of cost or market. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Property and Equipment

          Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following (in thousands):

	December 31,

	2008	2007

Land and land improvements	$38,090	$32,679
Buildings and leasehold improvements	178,374	156,666
Furniture, fixtures and equipment	61,525	59,837
Construction in progress	4,111	14,836
Software	24,862	23,708

	306,962	287,726
Accumulated depreciation and amortization	(101,050)	(87,160)

Property and equipment, net	$205,912	$200,566

          Depreciation and amortization expense was $15.8 million, $14.0 million and $10.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Capitalized interest was $77,000, $1.0 million, and $0.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 5. Goodwill and Other Intangible Assets

          Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles, the Company tests its goodwill for impairment annually. No impairment charges were recognized during 2008, 2007, or 2006. The carrying amount of goodwill was $62.3 million at both December 31, 2008 and 2007.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Goodwill and Other Intangible Assets (continued)

          The following tables present information regarding the components of the Company’s other intangible assets, and related amortization for the dates indicated (in thousands):

	December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$14,137	$9,613	$4,524
Value of insurance business acquired	2,752	1,289	1,463
Non-compete agreements	322	280	42
Trade name	100	70	30

	$17,311	$11,252	$6,059

	December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$14,137	$8,500	$5,637
Value of insurance business acquired	3,757	1,807	1,950
Non-compete agreements	368	252	116
Trade name	100	50	50

	$18,362	$10,609	$7,753

	Years Ended December 31,

	2008	2007	2006

Aggregate amortization expense for:
Core deposit intangibles	$1,113	$1,210	$1,366
Value of insurance business acquired	271	348	626
Non-compete agreements	28	73	103
Trade name	20	20	30

	$1,432	$1,651	$2,125

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

2009	$1,417
2010	1,382
2011	1,143
2012	928
2013	757
Thereafter	432

$6,059

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Deposits

          The maturities of time deposits at December 31, 2008 follow (in thousands):

2009	$1,321,052
2010	632,621
2011	105,184
2012	126,621
2013	24,716
thereafter	61,542

$2,271,736

          Time deposits of $100,000 or more totaled approximately $1.1 billion and $935.3 million at December 31, 2008 and 2007, respectively.

Note 7. Borrowings

Short-Term Borrowings

          The following table presents information concerning federal funds purchased and sold and securities sold under agreements to repurchase (in thousands):

	December 31,

	2008	2007

Federal funds sold
Amount outstanding at period-end	$175,166	$117,721
Weighted average interest rate at period-end	0.11%	4.32%

Federal funds purchased
Amount outstanding at period-end	$—	$4,100
Weighted average interest rate at period-end	—	4.02%
Weighted average interest rate during the year	2.20%	4.99%
Average daily balance during the year	$16,003	$4,174
Maximum month end balance during the year	$33,775	$4,100

Securities sold under agreements to repurchase
Amount outstanding at period-end	$505,932	$371,604
Weighted average interest rate at period-end	2.10%	3.63%
Weighted average interest rate during the year	2.76%	3.70%
Average daily balance during the year	$524,712	$216,730
Maximum month end balance during the year	$621,424	$371,604

          The contractual maturity of federal funds purchased and securities sold under agreements to repurchase is demand or due overnight.

          Specific U. S. Treasury and U. S. Government agencies with carrying values of $504.8 million at December 31, 2008 and $371.6 million at December 31, 2007 collateralized the retail and wholesale repurchase agreements. The fair value of this collateral approximated $513.3 million at December 31, 2008 and $375.6 million at December 31, 2007. In addition, there was cash collateral in the amount of $12.1 million for the wholesale repurchase agreements at December 31, 2008 and $750,000 in cash collateral at December 31, 2007.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Borrowings (continued)

Long-Term Borrowings

          As of December 31, 2008, the Company had $250.0 million in long-term borrowings classified as securities sold under agreements to repurchase. Combined with short-term borrowings of $255.9 million, the Company’s total position in securities sold under agreements to repurchase was $505.9 million. The Company has an approved line of credit with the FHLB of approximately $308.5 million, which is secured by a blanket pledge of certain residential mortgage loans. This line of credit had no outstanding balances at December 31, 2008 and 2007, however, four letters of credit totaling $200 million have been issued to use as collateral for public deposits.

Note 8. Stockholders’ Equity

Regulatory Capital

          Common stockholders’ equity of the Company includes the undistributed earnings of the bank subsidiaries. Dividends are payable only out of undivided profits or current earnings. Moreover, dividends to the Company’s stockholders can generally be paid only from dividends paid to the Company by the Banks. Consequently, dividends are dependent upon earnings, capital needs, regulatory policies and statutory limitations affecting the Banks. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Hancock Bank of Louisiana are subject to approval by the Commissioner of Financial Institutions of the State of Louisiana. Dividends paid by Hancock Bank of Florida are subject to approval by the Florida Department of Financial Services and those paid by Hancock Bank of Alabama are subject to approval by Alabama State Banking Department. The amount of capital of the subsidiary banks available for dividends at December 31, 2008 was approximately $43.6 million.

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

          The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement prompt corrective actions for institutions that it regulates. The rules provide that an institution is “well capitalized” if its total risk-based capital ratio is 10.0% or greater, its Tier 1 risked-based capital ratio is 6.0% or greater, its leverage ratio is 5.0% or greater and the institution is not subject to a capital directive. Under this regulation, all of the subsidiary banks were deemed to be “well capitalized” as of December 31, 2008 and 2007 based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change these classifications.

          The Company and its bank subsidiaries are required to maintain certain minimum capital levels. At December 31, 2008 and 2007, the Company and the Banks were in compliance with their respective statutory minimum capital requirements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stockholders’ Equity (continued)

          Following is a summary of the actual capital levels at December 31, 2008 and 2007 (amounts in thousands):

	Actual		Required for Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio %	Amount	Ratio %	Amount		Ratio %

At December 31, 2008
Total capital (to risk weighted assets)
Company	$612,090	11.22	$436,239	8.00	$	N/A	N/A
Hancock Bank	293,110	10.91	214,846	8.00		268,558	10.00
Hancock Bank of Louisiana	243,117	10.48	185,635	8.00		232,043	10.00
Hancock Bank of Florida	40,173	12.23	26,278	8.00		32,848	10.00
Hancock Bank of Alabama	15,673	10.45	12,000	8.00		15,000	10.00

Tier 1 capital (to risk weighted assets)
Company	$550,216	10.09	$218,120	4.00	$	N/A	N/A
Hancock Bank	261,726	9.75	107,423	4.00		161,135	6.00
Hancock Bank of Louisiana	217,186	9.36	92,817	4.00		139,226	6.00
Hancock Bank of Florida	37,144	11.31	13,139	4.00		19,709	6.00
Hancock Bank of Alabama	14,250	9.50	6,000	4.00		9,000	6.00

Tier 1 leverage capital
Company	$550,216	8.06	$204,680	3.00	$	N/A	N/A
Hancock Bank	261,726	7.08	110,878	3.00		184,797	5.00
Hancock Bank of Louisiana	217,186	7.48	87,099	3.00		145,165	5.00
Hancock Bank of Florida	37,144	12.78	8,717	3.00		14,528	5.00
Hancock Bank of Alabama	14,250	10.11	4,230	3.00		7,050	5.00

At December 31, 2007
Total capital (to risk weighted assets)
Company	$546,178	12.07	$361,878	8.00	$	N/A	N/A
Hancock Bank	286,646	12.26	187,098	8.00		233,873	10.00
Hancock Bank of Louisiana	208,285	10.46	159,317	8.00		199,147	10.00
Hancock Bank of Florida	26,928	18.08	11,912	8.00		14,890	10.00
Hancock Bank of Alabama	9,571	19.90	3,848	8.00		4,810	10.00

Tier 1 capital (to risk weighted assets)
Company	$498,731	11.03	$180,939	4.00	$	N/A	N/A
Hancock Bank	260,240	11.13	93,549	4.00		140,324	6.00
Hancock Bank of Louisiana	189,324	9.51	79,659	4.00		119,488	6.00
Hancock Bank of Florida	25,384	17.05	5,956	4.00		8,934	6.00
Hancock Bank of Alabama	9,209	19.15	1,924	4.00		2,886	6.00

Tier 1 leverage capital
Company	$498,731	8.51	$175,801	3.00	$	N/A	N/A
Hancock Bank	260,240	7.97	97,968	3.00		163,281	5.00
Hancock Bank of Louisiana	189,324	7.55	75,225	3.00		125,374	5.00
Hancock Bank of Florida	25,384	16.79	4,536	3.00		7,560	5.00
Hancock Bank of Alabama	9,209	25.33	1,091	3.00		1,818	5.00

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Retirement and Employee Benefit Plans

          At December 31, 2008, the Company had a pension plan and two postretirement plans for employees, which are described more fully below. The Company has accounted for its defined benefit pension plan using the actuarial model required by SFAS No. 87, Employers’ Accounting for Pensions. The compensation cost of an employee’s pension benefit has been recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method has been utilized for funding purposes. The Company also sponsors two defined benefit postretirement plans, which provide medical benefits and life insurance benefits. The Company has accounted for these plans using the actuarial computations required by SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions as amended by SFAS No. 132. The cost of the defined benefit postretirement plan has been recognized on the projected unit credit method over the employee’s approximate service period.

          Effective December 31, 2006, the Company adopted certain requirements of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R). Under SFAS No. 158, the Company is required to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet. This pronouncement also requires the Company to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for years ending after December 15, 2006. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. With the adoption of the change in measurement date of SFAS No. 158, the Company recorded an $815,107 adjustment to beginning 2008 retained earnings. Results for prior periods have not been restated.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Retirement and Employee Benefit Plans (continued)

          The measurement date for the pension plan is December 31, 2008. Data relative to the pension plan is as follows (in thousands):

	December 31,

	2008*	2007

Change in benefit obligation
Benefit obligation, beginning of year	$73,203	$68,293
Service cost	3,283	2,656
Interest cost	5,646	3,834
Actuarial loss	4,999	1,331
Benefits paid	(4,269)	(2,911)

Benefit obligation, end of year	82,862	73,203

Change in plan assets
Fair value of plan assets, beginning of year	59,741	51,935
Actual return on plan assets	(11,757)	6,275
Employer contributions	7,467	4,695
Benefit payments	(4,269)	(2,911)
Expenses	(181)	(253)

Fair value of plan assets, end of year	51,001	59,741

Funded status at end of year - net liability	$(31,861)	$(13,462)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at beginning of year	$18,699	$20,307
Amount of (loss)/gain recognized during the year	(1,184)	(1,122)
Net actuarial loss/(gain)	22,975	(486)

Unrecognized loss at end of year	$40,490	$18,699

* 2008 amounts are for the 15 month period October 1, 2007 - December 31, 2008.

          Net periodic expense is as follows (in thousands):

	Years Ended December 31,

	2008	2007	2006

Net periodic benefit cost
Service cost	$2,626	$2,656	$2,304
Interest cost	4,517	3,834	3,499
Expected return on plan assets	(4,830)	(4,206)	(3,867)
Recognized net amortization and deferral	947	1,122	1,062

Net pension benefit cost	3,260	3,406	2,998

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss)/gain recognized during the year	(1,184)	(1,122)	1,062
Net actuarial loss/(gain)	22,975	(486)	(623)

Total recognized in other comprehensive income	21,791	(1,608)	439

Total recognized in net periodic benefit cost and other comprehensive income	$25,051	$1,798	$3,437

Weighted average assumptions as of measurement date
Discount rate for benefit obligations	5.96%	6.31%	5.75%
Discount rate for net periodic benefit cost	6.31%	5.75%	5.50%
Expected long-term return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Retirement and Employee Benefit Plans (continued)

          The long term rate of return is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. The result is then adjusted for inflation. The Company changed to the Citigroup Discount Pension Curve in 2007 from the Aa Seasoned Moody Twenty Year Bond Rate which was used in 2006. The Company used the Citigroup Discount Pension Curve discount rate at December 31, 2008. This curve had a duration of 15.53 years.

          The Company has been making the contributions required by the Internal Revenue Service. The Company’s contributions to this plan were $4.8 million in 2008, $4.6 million in 2007 and $4.7 million in 2006. The Company expects to contribute approximately $6.6 million to the pension plan in 2009. The following pension plan benefit payments, which reflect expected future service, are expected to be made (in thousands):

2009	$3,265
2010	3,386
2011	3,534
2012	4,039
2013	4,175
2014 - 2018	23,720

$42,119

          The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2008.

          The Company’s pension plan weighted-average asset allocations and target allocations at December 31, 2008 and 2007, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation at December 31,

	2008	2007	2008	2007

Asset category
Equity securities	49%	51%	40-70%	30-60%
Fixed income securities	47%	44%	30-60%	40-70%
Cash equivalents	4%	5%	0-10%	0-10%

	100%	100%

          The investment strategy of the pension plan is to emphasize a balanced return of current income and growth of principal while accepting a moderate level of risk. The investment goal of the plan is to meet or exceed the return of balanced market index comprised of 50% of the S&P 500 Index and 50% Barclays Intermediate Aggregate Index. The pension plan investment committee meets periodically to review the policy, strategy and performance of the plan. The pension plan’s assets do not include any of the Company’s common stock at December 31, 2008 or 2007.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Retirement and Employee Benefit Plans (continued)

          The measurement date for the plans is December 31, 2008. The Company used a 6.00% and 6.40% discount rate for the determination of the projected postretirement benefit obligation as of December 31, 2008 and 2007, respectively. The discount rate is based on the Citigroup Discount Pension Curve.

Data relative to these postretirement benefits is as follows (in thousands):

	Years Ended December 31,

	2008	2007

Change in postretirement benefit obligation
Projected postretirement benefit obligation, beginning of year	$8,481	$7,438
Service cost	174	168
Interest cost	505	485
Plan participants’ contributions	304	286
Actuarial loss	269	1,012
Benefit payments	(1,006)	(908)

Projected postretirement benefit obligation, end of year	8,727	8,481

Change in plan assets
Plan assets, beginning of year	—	—
Employer contributions	702	622
Plan participants’ contributions	304	286
Benefit payments	(1,006)	(908)

Plan assets, end of year	—	—

Funded status at end of year - net liability	$(8,727)	$(8,481)

Amounts recognized in accumulated other comprehensive loss
Net loss	$2,568	$2,476
Prior service cost	(208)	(261)
Net obligation	15	21

	$2,375	$2,236

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Retirement and Employee Benefit Plans (continued)

The following table shows the composition of net period postretirement benefit cost (in thousands):

	Years Ended December 31,

	2008	2007	2006

Net periodic postretirement benefit cost
Service cost	$174	$168	$315
Interest costs	505	485	393
Amortization of net loss	177	249	116
Amortization of transition obligation	(5)	(5)	(5)
Amortization of prior service cost	53	53	53

Net periodic postretirement benefit cost	904	950	872

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Amount of loss recognized during the year	(177)	(249)	(115)
Net actuarial (gain)/loss	269	1,012	(426)
Amortization of transition obligation	5	5	5
Amortization of prior service cost	(53)	(53)	(53)

Total recognized in other comprehensive loss	44	715	(589)

Total recognized in net periodic benefit cost and other comprehensive income	$948	$1,665	$283

          For measurement purposes in 2008, a 7.0% annual rate of increase in the over age 65 per capita costs of covered health care benefits was assumed for 2009. The rate was assumed to decrease gradually to 5.0% over 2 years and remain at that level thereafter. In 2007, an 8.0% annual rate of increase in the over age 65 per capita costs of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.0% over 3 years and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. The following table illustrates the effect on the postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates:

	1% Decrease in Rates	Assumed Rates	1% Increase in Rates

Aggregated service and interest cost	$609	$679	$764
Postretirement benefit obligation	7,935	8,727	9,684

          The Company expects to contribute $0.7 million to the plans in 2009. Expected benefits to be paid over the next ten years and are reflected the following table (in thousands):

2009	$728
2010	754
2011	764
2012	645
2013	603
2014 - 2018	2,424

$5,918

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Retirement and Employee Benefit Plans (continued)

          The following table shows the amounts in accumulated other comprehensive loss that the Company expects to be recognized as net periodic benefit cost during the year ending December 31, 2009 (in thousands):

Prior service cost	$(53)
Net transition obligation	5
Net loss	170

Total	$122

Defined Contribution Plan – 401(k)

          The Company has a 401(k) retirement plan covering substantially all employees who have been employed 90 days excluding on call, temporary, and seasonal employees and meet certain other requirements. Under this plan, employees can contribute a portion of their salary within limits provided by the Internal Revenue Code into the plan. The Company’s contributions to this plan were $1.7 million in 2008, $1.5 million in 2007 and $1.4 million in 2006.

Nonqualified Deferred Compensation Plans

          The Company has one nonqualified deferred compensation plan covering key employees who have met certain requirements. The Company’s contributions to this plan were $1.0 million in 2008. Contributions to this plan were $0.5 million in 2007 and $0.4 million in 2006.

Employee Stock Purchase Plan

          The Company has an employee stock purchase plan that is designed to provide the employees of the Company a convenient means of purchasing common stock of the Company. Substantially all salaried, full time employees, who have been employed by the Company 90 days excluding on call, temporary, and seasonal employees, are eligible to participate. The Company makes no contribution to each participant’s contribution. The numbers of shares purchased under this plan were 9,864 in 2008, 11,623 in 2007 and 7,213 in 2006.

          The postretirement plans relating to health care payments and life insurance are not guaranteed and are subject to immediate cancellation and/or amendment. These plans are predicated on future Company profit levels that will justify their continuance. Overall health care costs are also a factor in the level of benefits provided and continuance of these post-retirement plans. There are no vested rights under the postretirement health or life insurance plans.

Note 10. Stock-Based Payment Arrangements

          At December 31, 2008, the Company had two share-based payment plans for employees, which are described below. The Company follows the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. For the years ended December 31, 2008, 2007, and 2006 total compensation cost for share-based compensation recognized in income was $2.8 million, $1.2 million, and $3.7 million, respectively. The total recognized tax benefit related to the share-based compensation was $0.7 million, $0.3 million, and $1.2 million, respectively, for years 2008, 2007 and 2006.

          Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit classified as a financing cash inflow and classified as an operating cash outflow for the years ended December 31, 2008, 2007, and 2006 was $4.5 million, $0.3 million, and $3.5 million, respectively.

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

          The exercise price is equal to the closing market price on the date immediately preceding the date of grant, except for certain of those granted to major stockholders where the option price is 110 percent of the market price. Option awards generally vest based on five years of continuous service and have ten-year contractual terms. The Company’s policy is to issue new shares upon share option exercise and issue treasury shares upon restricted stock award vesting. The 1996 Long-Term Incentive Plan expired in 2006.

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

	Years Ended December 31,

	2008	2007	2006

Expected volatility	29.02% - 35.33%	29.02% - 30.89%	29.87%
Expected dividends	2.31% - 2.60%	2.47% - 2.52%	1.61% - 1.96%
Expected term (in years)	5.6 - 8.7	5.6 - 9	5 - 8
Risk-free rates	2.07% - 3.71%	3.87% - 5.10%	4.30% - 4.54%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stock-Based Payment Arrangements (continued)

A summary of option activity and changes under the plans for 2008 is presented below:

Options	Number of Shares	Average Exercise Price ($)	Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2008	1,345,333	$29.04
Granted	154,261	$41.43
Exercised	(469,985)	$22.67		$12,591
Forfeited or expired	(15,932)	$37.08

Outstanding at December 31, 2008	1,013,677	$33.75	6.4	$11,865

Exercisable at December 31, 2008	622,244	$29.18	5.0	$10,131

Share options expected to vest	391,433	$41.03	8.6	$1,734

          The weighted-average grant-date fair values of options granted during 2008, 2007, and 2006 were $13.19, $12.14, and $14.21, respectively, per optioned share. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $12.6 million, $5.2 million, and $8.2 million, respectively.

          A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during 2008, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)

Nonvested at January 1, 2008	589,290	$21.82
Granted	230,184	$22.24
Vested	(161,022)	$18.41
Forfeited	(12,189)	$23.33

Nonvested at December 31, 2008	646,263	$22.79

          As of December 31, 2008, there was $10.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of shares which vested during 2008 and 2007 was $3.0 million and $1.2 million, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Fair Value of Financial Instruments

          The Company adopted Statement of SFAS No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Available for sale securities classified as Level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and other debt and equity securities. Level 2 classified available for sale securities include mortgage-backed debt securities, collateralized mortgage obligations, and state and municipal bonds.

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

          Fair Value of Assets Measured on a Recurring Basis

          The following table presents for each of the fair-value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at December 31, 2008.

	Level 1	Level 2	Net Balance

Assets
Available for sale securities	$290,374	$1,389,382	$1,679,756
Trading securities	2,201	—	2,201
Short-term investments	362,895	—	362,895
Interest rate lock commitments	—	10	10
Swaps	—	(4,123)	(4,123)
Loans carried at fair value	—	24,125	24,125

Total assets	$655,470	$1,409,394	$2,064,864

          Fair Value of Assets Measured on a Nonrecurring Basis

          Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens. As of December 31, 2008, the fair value of impaired loans was $14.8 million.

          The following methods and assumptions were used to estimate the fair value in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, of each class of financial instruments for which it is practicable to estimate:

          Cash, Short-Term Investments and Federal Funds Sold - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Fair Value of Financial Instruments (continued)

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

          The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	December 31,

	2008		2007

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$749,191	$749,191	$308,896	$308,896
Securities	1,681,957	1,681,957	1,670,208	1,670,208
Loans, net of unearned income	4,271,580	4,625,130	3,615,514	3,828,989
Accrued interest receivable	33,067	33,067	35,117	35,117

Financial liabilities:
Deposits	$5,930,937	$5,990,883	$5,009,534	$5,026,639
Federal funds purchased	—	—	4,100	4,100
Securities sold under agreements to repurchase	505,932	505,932	371,604	371,604
Long-term notes	638	638	793	793
Accrued interest payable	6,322	6,322	9,105	9,105

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies

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

	December 31,

	2008	2007

Commitments to extend credit	$885,156	$1,110,935
Letters of credit	113,274	86,969

          Approximately $610.4 million and $524.7 million of commitments to extend credit at December 31, 2008 and 2007, respectively, were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

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

Visa Litigation

          In the fourth quarter of 2007, we recorded a $2.5 million pretax charge pursuant to FASB Interpretation No. 45 “Guarantors Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”) for liabilities related to VISA USA’s antitrust settlement with American Express and other pending VISA litigation (reflecting our share as a VISA member.) In the first quarter of 2008 as part of VISA’s initial public offering, VISA redeemed 37.5% of shares held by us resulting in proceeds of $2.8 million in a realized security gain. The remaining 62.5% of the Class B shares are restricted and must be held for the longer period of 3 years or until all settlements are complete. At that time, we can keep the Class B shares or convert them to Class A publicly tradeable shares at a conversion rate to be determined. These shares are recorded at historical cost. The realized securities gain is included in the securities gain line of the noninterest income section of the Consolidated Statements of Income and the cash received is recorded in cash and due from banks in the assets section of the Consolidated Balance Sheets. In addition, VISA lowered its estimate of pending litigation settlements. Consequently, $1.3 million of the $2.5 million FIN No. 45 liability that was recorded in the fourth quarter was reversed in the first quarter of 2008. The reduction in the litigation liability is recorded in the other liabilities section of the Consolidated Balance Sheets and the reduction in litigation expense is recorded in the other expense line of the noninterest expense section of the Consolidated Statements of Income.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies (continued)

          In the fourth quarter of 2008, VISA, Discover Financial Services Inc., and MasterCard Inc. announced that they have settled the antitrust lawsuit and that they are working on the specific terms on the settlement. On December 22, 2008, VISA, Inc. announced that it had deposited $1.1 billion into the litigation escrow account as settlement for the Discover case. Under terms of the plan, Hancock Bank as a member bank bore its portion of the expense via a reduction in share count of Class B shares. There was no cash outlay required of Hancock Bank. Based on the funding and settlement with Discover, Hancock Bank reversed as of December 31, 2008, the portion of the VISA contingency reserve related to Discover of $0.3 million. The reduction in the litigation liability is recorded in the other liabilities section of the Consolidated Balance Sheets and the reduction in litigation expense is recorded in the other expense line of the noninterest expense section of the Consolidated Statements of Income. The settlement did not have a material impact on the Company’s results of operations or financial position. As of December 31, 2008, $0.9 million of the initial $2.5 million FIN No. 45 liability remained in the other liabilities section of the Consolidated Balance Sheets.

Legal Proceedings

          The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, each matter is not expected to have a material adverse effect on the financial statements of the Company.

Lease Commitments

          Hancock currently has capital and operating leases for buildings and equipment that expire from 2009 to 2048. It is expected that certain leases will be renewed or equipment replaced as leases expire. Certain of these leases have escalation clauses that are being amortized on a straight-line basis over the term of the lease as required by SFAS No. 13, Accounting for Leases. Future minimum lease payments for all non-cancelable capital and operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2008 (in thousands):

	Captial Leases	Operating Leases

2009	$152	$4,563
2010	81	3,890
2011	26	2,787
2012	28	2,324
2013	31	1,828
Thereafter	83	17,191

Total minimum lease payments	$401	$32,583

Amounts representing interest	110

Present value of net minimum lease payments	$291

         Rental expense approximated $5.7 million, $6.4 million, and $5.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Rental expense is included in net occupancy expense on the Consolidated Statement of Income.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Other Noninterest Income and Other Noninterest Expense

          The components of other noninterest income and other noninterest expense are as follows (in thousands):

	Years Ended December 31,

	2008	2007	2006

Other noninterest income:
Income from bank owned life insurance	$5,906	$4,912	$4,091
Outsourced check income	284	2,288	2,801
Income on real estate option	—	—	859
Safety deposit box income	821	794	842
Appraisal fee income	1,001	926	852
Other	5,564	5,820	4,177

Total other noninterest income	$13,576	$14,740	$13,622

Other noninterest expense:
Postage	$3,902	$3,851	$3,731
Communication	5,552	6,602	5,918
Data processing	18,432	17,585	13,933
Legal and professional services	12,718	15,234	13,968
Ad valorem and franchise taxes	3,532	3,514	3,346
Printing and supplies	1,833	2,252	1,997
Advertising	6,917	7,032	6,642
Regulatory and other fees	6,935	4,433	5,513
Miscellaneous expense	3,705	10,522	9,927
Other expense	8,182	7,208	8,117

Total other noninterest expense	$71,708	$78,233	$73,092

Note 14. Income Taxes

          Income taxes consisted of the following components (in thousands):

	Years Ended December 31,

	2008	2007	2006

Current federal	$24,603	$19,150	$19,879
Current state	2,028	1,209	2,066

Total current provision	26,631	20,359	21,945

Deferred federal	(4,675)	6,264	22,641
Deferred state	(337)	1,296	1,958

Total deferred provision	(5,012)	7,560	24,599

Total tax expense	$21,619	$27,919	$46,544

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	2008	2007

Deferred tax assets:
Minimum pension liability	$16,004	$8,787
Allowance for loan losses	22,792	17,420
Compensation	8,740	7,960
Capital loss	1,405	—
Net operating loss	182	182
Other	1,496	1,405

Gross deferred tax assets	50,619	35,754
Valuation allowance	(85)	(85)

Net deferred tax assets	50,534	35,669

Deferred tax liabilities:
Fixed assets & intangibles	(26,432)	(25,842)
Unrealized gain on securities available for sale	(10,479)	(94)
Other	(7,804)	(5,757)

Gross deferred tax liabilities	(44,715)	(31,693)

Net deferred tax asset	$5,819	$3,976

          At December 31, 2008, Magna Insurance Company had a deferred tax asset net of a valuation allowance, $1.5 million, related to a federal net operating loss carryforward and capital loss carryforward. This net operating loss carryforward will expire in 2011 and the capital loss carryforward will expire in 2013. Also, the deferred tax assets above are net of an immaterial valuation allowance due to miscellaneous state net operating losses. Other than these items, no valuation allowance related to deferred tax assets has been recorded on December 31, 2008 and 2007, as management believes it is more than not that the remaining deferred tax assets will be fully utilized.

          The reason for differences in income taxes reported compared to amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes were as follows (in thousands):

	Years Ended December 31,

	2008		2007		2006

	Amount	%	Amount	%	Amount	%

Taxes computed at statutory rate	$30,445	35%	$35,634	35%	$51,921	35%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	1,099	1%	1,628	2%	2,616	2%
Tax-exempt interest	(5,827)	-7%	(5,072)	-5%	(4,311)	-3%
Bank owned life insurance	(2,159)	-2%	(1,807)	-2%	(1,417)	-1%
Tax credits	(3,514)	-4%	(3,510)	-3%	(2,357)	-2%
Other, net	1,575	2%	1,046	1%	92	—

Income tax expense	$21,619	25%	$27,919	28%	$46,544	31%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Income Taxes (continued)

          Due to recent tax legislation following Hurricane Katrina, tax credits available to the Company for the 2008 and 2007 tax years include the Worker’s Opportunity Tax Credit and the Gulf Tax Credit.

FIN 48

          The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007 and determined that no adjustment was required to retained earnings due to the adoption of this Interpretation. There were no material uncertain tax positions at December 31, 2008. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

          It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. As of December 31, 2008, the interest accrued is considered immaterial to the Company’s consolidated balance sheet.

          The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2005.

Note 15. Earnings Per Share

          Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Years Ended December 31,

	2008	2007	2006

Net income available to common stockholders - used in computation of basic and diluted earnings per common share	$65,366	$73,892	$101,802

Weighted average number of common shares outstanding - used in computation of basic earnings per common share	31,491	32,000	32,534
Effect of dilutive securities
Stock options and restricted stock awards	392	545	770

Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted earnings per common share	31,883	32,545	33,304

          The Company had no shares of anti-dilutive options in 2008 and no shares of anti-dilutive options in 2007. There were 55,398 anti-dilutive options in 2006.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Segment Reporting

          The Company’s primary segments are geographically divided into the Mississippi (MS), Louisiana (LA), Florida (FL) and Alabama (AL) markets. Each segment offers the same products and services but is managed separately due to different pricing, product demand and consumer markets. The four segments offer commercial, consumer and mortgage loans and deposit services. In all tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc., Hancock Insurance Agency, Inc., Harrison Finance Company, Magna Insurance Company and three real estate corporations owning land and buildings that house bank branches and other facilities. Following is selected information for the Company’s segments (in thousands):

	Year Ended December 31, 2008

	MS	LA	FL	AL	Other	Eliminations	Consolidated

	(In thousands)
Interest income	$158,288	$145,546	$9,717	$5,088	$26,574	$(9,776)	$335,437
Interest expense	73,477	48,813	5,355	2,508	5,164	(9,315)	126,002

Net interest income	84,811	96,733	4,362	2,580	21,410	(461)	209,435
Provision for loan losses	11,922	15,715	2,419	1,393	5,336	—	36,785
Noninterest income	55,640	46,231	1,633	702	23,606	(34)	127,778
Depreciation and amortization	10,778	3,555	484	377	567	—	15,761
Other noninterest expense	87,318	68,340	6,894	4,634	30,613	(117)	197,682

Income before income taxes	30,433	55,354	(3,802)	(3,122)	8,500	(378)	86,985
Income tax expense (benefit)	6,627	14,854	(1,953)	(1,163)	3,254	—	21,619

Net income (loss)	$23,806	$40,500	$(1,849)	$(1,959)	$5,246	$(378)	$65,366

Total assets	$3,795,890	$3,008,320	$367,134	$155,862	$871,758	$(1,031,710)	$7,167,254

Total interest income from affiliates	$9,754	$8	$14	$—	$—	$(9,776)	$—

Total interest income from external customers	$148,534	$145,538	$9,703	$5,088	$26,574	$—	$335,437

	Year Ended December 31, 2007

	MS	LA	FL	AL	Other	Eliminations	Consolidated

	(In thousands)
Interest income	$179,775	$148,708	$9,583	$1,238	$25,769	$(19,376)	$345,697
Interest expense	79,189	66,699	5,023	462	7,779	(18,916)	140,236

Net interest income	100,586	82,009	4,560	776	17,990	(460)	205,461
Provision for (reversal of) loan losses	(22)	3,744	427	400	3,044	—	7,593
Noninterest income	53,787	37,035	883	56	28,967	(42)	120,686
Depreciation and amortization	9,665	3,323	452	54	545	—	14,039
Other noninterest expense	89,626	70,984	5,610	1,567	36,511	(1,594)	202,704

Income before income taxes	55,104	40,993	(1,046)	(1,189)	6,857	1,092	101,811
Income tax expense (benefit)	15,788	10,458	(603)	(399)	2,675	—	27,919

Net income (loss)	$39,316	$30,535	$(443)	$(790)	$4,182	$1,092	$73,892

Total assets	$3,351,986	$2,512,200	$168,790	$48,619	$815,011	$(840,627)	$6,055,979

Total interest income from affiliates	$19,327	$—	$—	$49	$—	$(19,376)	$—

Total interest income from external customers	$160,448	$148,708	$9,583	$1,189	$25,769	$—	$345,697

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Segment Reporting (continued)

	Year Ended December 31, 2006

	MS	LA	FL	Other	Eliminations	Consolidated

	(In thousands)
Interest income	$193,461	$136,814	$8,108	$20,270	$(14,590)	$344,063
Interest expense	72,154	52,833	2,934	6,103	(14,161)	119,863

Net interest income	121,307	83,981	5,174	14,167	(429)	224,200
Provision for (reversal of) loan losses	(19,811)	(4,446)	834	2,661	—	(20,762)
Noninterest income	50,260	29,995	384	25,966	(105)	106,500
Depreciation and amortization	6,986	2,611	319	527	—	10,443
Other noninterest expense	92,156	61,872	5,210	33,479	(44)	192,673

Income before income taxes	92,236	53,939	(805)	3,466	(490)	148,346
Income tax expense (benefit)	23,074	24,035	(603)	(796)	834	46,544

Net income (loss)	$69,162	$29,904	$(202)	$4,262	$(1,324)	$101,802

Total assets	$3,454,274	$2,365,422	$158,836	$807,912	$(821,879)	$5,964,565

Total interest income from affiliates	$13,895	$6	$260	$—	$(14,161)	$—

Total interest income from external customers	$179,566	$136,808	$7,848	$20,270	$(429)	$344,063

          The Company allocated administrative charges among its Louisiana, Florida, Alabama and Other segments and its Mississippi segment and the Parent Company. This allocation was based on an analysis of costs for 2008. The administrative charges allocated to the Louisiana segment were $18.9 million in 2008, $18.0 million in 2007, and $11.8 million in 2006. The Florida segment received $0.3 million in allocated administrative charges in 2008, $0.2 million in 2007, and $0.2 million in 2006. The administrative charges allocated to the Alabama segment were $0.05 million in 2008 and $0 in 2007. The Other segment’s allocated charges were $1.2 million in 2008, $1.0 million in 2007 and $0.7 million in 2006. The aforementioned administrative charges were allocated from the Mississippi segment ($20.3 million in 2008, $19.2 million in 2007, and $12.7 million in 2006). Subsidiaries of the Mississippi segment were included in the cost allocation process beginning in 2004. Administrative charges allocated from the Parent Company were $0.1 million in 2008, $0.1 million in 2007 and $0.3 million in 2006.

          Goodwill and other intangible assets assigned to the Mississippi segment totaled approximately $13.1 million, of which $12.1 million represented goodwill and $1.0 million represented core deposit intangibles at December 31, 2008. At December 31, 2007, goodwill and other intangible assets assigned to the Mississippi segment totaled approximately $13.5 million, of which $12.1 million represented goodwill and $1.4 million represented core deposit intangibles. The related core deposit amortization was approximately $0.4 million in 2008, $0.4 million in 2007, and $0.4 million in 2006.

          Goodwill and other intangible assets assigned to the Louisiana segment totaled approximately $36.7 million, of which $33.8 million represented goodwill and $2.9 million represented core deposit intangibles at December 31, 2008. Goodwill and other intangible assets assigned to the Louisiana segment totaled approximately $37.3 million, of which $33.8 million represented goodwill and $3.5 million represented core deposit intangibles at December 31, 2007. The related core deposit amortization was approximately $0.6 million in 2008, $0.7 million in 2007, and $0.8 million in 2006.

          Goodwill and other intangible assets assigned to the Florida segment totaled approximately $11.9 million, of which $11.3 million represented goodwill and $0.6 million represented core deposit intangibles, at December 31, 2008. At December 31, 2007, goodwill and other intangible assets assigned to the Florida segment totaled approximately $12.0 million, of which $11.3 million represented goodwill and $0.7 million represented core deposit intangibles. The related core deposit amortization was approximately $0.1 million in 2008, $0.1 million in 2007 and $0.1 million in 2006.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Segment Reporting (continued)

          Other intangible assets are also assigned to subsidiaries that are included in the “Other” category in the table above and totaled $6.7 million at December 31, 2008 and $7.2 million at December 31, 2007. At December 31, 2008, those intangibles consist of goodwill, $5.1 million; value of insurance expirations, approximately $1.5 million; non-compete agreements, approximately $0.04 million and trade name of $0.03 million.

          The Company performed a fair value based impairment test of goodwill and determined that the fair values of these reporting units exceeded their carrying values at December 2008, 2007 and 2006. No impairment loss, therefore, was recorded.

Note 17. Condensed Parent Company Information

          The following condensed financial information reflects the accounts and transactions of Hancock Holding Company (parent company only) for the dates indicated (in thousands):

	December 31,

	2008	2007

Assets:
Cash	$4,053	$3,843
Investment in bank subsidiaries	592,275	540,071
Investment in non-bank subsidiaries	12,807	10,552
Due from subsidiaries and other assets	1,115	1,616

	$610,250	$556,082

Liabilities and Stockholders’ Equity:
Due to subsidiaries	$198	$1,281
Other liabilities	553	614
Stockholders’ equity	609,499	554,187

	$610,250	$556,082

HANCOCK HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Condensed Parent Company Information (continued)

Condensed Statements of Income

	Years Ended December 31,

	2008	2007	2006

Operating Income
From subsidiaries
Dividends received from bank subsidiaries	$43,700	$90,400	$19,416
Dividends received from non-bank subsidiaries	—	—	537
Equity in earnings of subsidiaries greater than (less than) dividends received	21,646	(18,214)	80,523

Total operating income	65,346	72,186	100,476
Other (expense) income	(19)	1,473	(407)
Income tax provision (benefit)	(39)	(233)	(1,733)

Net income	$65,366	$73,892	$101,802

Condensed Statements of Cash Flows

	Years Ended December 31,

	2008	2007	2006

Cash flows from operating activities - principally dividends received from subsidiaries	$35,493	$93,886	$26,567

Cash flows from investing activities - principally contribution of capital to subsidiary	(20,500)	(10,000)	—

Net cash used by investing activities	(20,500)	(10,000)	—

Cash flows from financing activities:
Dividends paid to stockholders	(30,453)	(30,957)	(29,311)
Stock transactions, net	15,670	(55,755)	6,252

Net cash used by financing activities	(14,783)	(86,712)	(23,059)

Net increase (decrease) in cash	210	(2,826)	3,508
Cash, beginning of year	3,843	6,669	3,161

Cash, end of year	$4,053	$3,843	$6,669

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Effective as of January 1, 2009, the Board of Directors of Hancock Holding Company (“the Company”) has appointed PricewaterhouseCoopers, a firm of independent certified public accountants, as auditors for the fiscal year ending December 31, 2009, and until their successors are selected. The decision to change auditors was approved by the Audit Committee of the Company’s Board of Directors during its December, 2008 meeting.

          The Company has been advised that neither the firm nor any of its partners has any direct or any material indirect financial interest in the securities of the Company or any of its subsidiaries, except as auditors and consultants on accounting procedures and tax matters.

          Additionally, during the two fiscal years ended December 31, 2008 and 2007, there were no consultations between the Company and PricewaterhouseCoopers regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue (ii) any matter that was the subject of a disagreement under Item 304(a)(1)(iv) of Regulation S-K, or a reportable event under Item 304(a)(1)(v) of Regulation S-K; or (iii) any other matter.

          Although not required to do so, the Company’s Board of Directors has chosen to submit its appointment of PricewaterhouseCoopers for ratification by the Company’s shareholders. This matter is being submitted to the Company’s shareholders for ratification during the Company’s annual meeting to be held on March 26, 2009 as more fully described in the Company’s proxy statement to be filed with the Commission.

No Adverse Opinion or Disagreement

           The audit reports of KPMG LLP on the consolidated financial statements of the Company as of and for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainity, audit scope or accounting principles, except as follows:  KPMG LLP’s report on the consolidated financial statements of Hancock Holding Company as of and for the years ended December 31, 2008 and 2007, contained a separate paragraph stating that “As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension postretirement benefit plans effective December 31, 2006”, and additionally as of and for the year ended December 31, 2007, contained a separate paragrph stating that “As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share based payments and evaluating prior year misstatements effective January 1, 2006”. The audit reports of KPMG LLP on the effectiveness of internal control over financial reporting as of December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        In connection with the audits of the two fiscal years ended December 31, 2008 and 2007 and the subsequent period and through the current period, there were no:  (1) disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

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

          As of December 31, 2008, (the “Evaluation Date”), our Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, our Chief Executive Officers and Chief Financial Officer have concluded Hancock’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to us and required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

          Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008. KPMG, under Auditing Standard No. 5, does not express an opinion on management’s assessment as occurred under Auditing Standard No. 2. Under Auditing Standard No. 5 management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. KPMG’s responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on their audit.

ITEM 9B.     OTHER INFORMATION

          None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 26, 2009.

ITEM 11.      EXECUTIVE COMPENSATION

          Pursuant to General Instructions G (3), information on executive compensation will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 26, 2009.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Pursuant to General Instructions G (3), information on security ownership of certain beneficial owners and management will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 26, 2009.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Pursuant to General Instructions G (3), information on certain relationships and related transactions will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 26, 2009.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Pursuant to General Instructions G (3), information on principal accountant fees and services will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 26, 2009.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	The following consolidated financial statements of Hancock Holding Company and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Consolidated balance sheets – December 31, 2008 and 2007

Consolidated statements of income – Years ended December 31, 2008, 2007, and 2006

Consolidated statements of stockholders’ equity – Years ended December 31, 2008, 2007, and 2006

Consolidated statements of cash flows –Years ended December 31, 2008, 2007, and 2006

Notes to consolidated financial statements – December 31, 2008 (pages 57 to 92)

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

3.8	Articles of Amendment to the Articles of Incorporation adopted March 29, 2007.

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

22

Proxy Statement for the Registrant’s Annual Meeting of Shareholders on March 26, 2009 (deemed “filed” for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

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

HANCOCK HOLDING COMPANY

Registrant

February 27, 2009	By:	/s/ Carl J. Chaney

Date	Carl J. Chaney
President & Chief Executive Officer
Director

February 27, 2009	By:	/s/ John M. Hairston

Date	John M. Hairston
Chief Executive Officer & Chief Operating Officer
Director

February 27, 2009	By:	/s/ Michael M. Achary

Date	Michael M. Achary
Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George A. Schloegel	Chairman of the Board,	February 27, 2009
Director
George A Schloegel

/s/ Alton G. Bankston	Director	February 27, 2009

Alton G. Bankston

/s/ Frank E. Bertucci	Director	February 27, 2009

Frank E. Bertucci

/s/ Don P. Descant	Director	February 27, 2009

Don P. Descant

/s/ James B. Estabrook, Jr.	Director	February 27, 2009

James B. Estabrook, Jr.

/s/ James H. Horne	Director	February 27, 2009

James H. Horne

/s/ John H. Pace	Director	February 27, 2009

John H. Pace

(signatures continued)

/s/ Christine L. Pickering	Director	February 27, 2009

Christine L. Pickering

/s/ Robert W. Roseberry	Director	February 27, 2009

Robert W. Roseberry

/s/ Anthony J. Topazi	Director	February 27, 2009

Anthony J. Topazi

EXHIBIT INDEX

Exhibit Number	Description

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

3.8	Articles of Amendment to the Articles of Incorporation adopted March 29, 2007.

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

22

Proxy Statement for the Registrant’s Annual Meeting of Shareholders on March 26, 2009 (deemed “filed” for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

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