Form 10-Q
period 2009-03-31
HANCOCK HOLDING CO
filed 2009-05-07
CIK 750577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

31,814,169 common shares were outstanding as of April 28, 2009 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1.	Financial Statements

Hancock Holding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2009 (unaudited)	December 31, 2008

ASSETS
Cash and due from banks (non-interest bearing)	$189,316	$199,775
Interest-bearing time deposits with other banks	11,745	11,355
Federal funds sold	12,824	175,166
Other short-term investments	428,671	362,895
Trading securities	1,728	2,201
Securities available for sale, at fair value (amortized cost of $1,673,676 and $1,651,499)	1,713,812	1,679,756
Loans held for sale	27,447	22,115
Loans	4,248,011	4,264,324
Less: allowance for loan losses	(62,950)	(61,725)
unearned income	(13,341)	(14,859)

Loans, net	4,171,720	4,187,740
Property and equipment, net of accumulated depreciation of $104,614 and $101,050	205,537	205,912
Other real estate, net	5,875	5,195
Accrued interest receivable	30,102	33,067
Goodwill	62,277	62,277
Other intangible assets, net	6,053	6,363
Life insurance contracts	145,979	144,959
Deferred tax asset, net	1,282	5,819
Other assets	83,116	62,659

Total assets	$7,097,484	$7,167,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$954,101	$962,886
Interest-bearing savings, NOW, money market and time	4,849,905	4,968,051

Total deposits	5,804,006	5,930,937
Federal funds purchased	1,950	—
Securities sold under agreements to repurchase	548,952	505,932
Long-term notes	598	638
Other liabilities	116,635	120,248

Total liabilities	6,472,141	6,557,755
Stockholders’ Equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 31,813,142 and 31,769,679 issued and outstanding, respectively	105,938	105,793
Capital surplus	102,665	101,210
Retained earnings	417,916	411,579
Accumulated other comprehensive loss, net	(1,176)	(9,083)

Total stockholders’ equity	625,343	609,499

Total liabilities and stockholders’ equity	$7,097,484	$7,167,254

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Interest income:
Loans, including fees	$59,462	$62,494
Securities - taxable	19,046	19,422
Securities - tax exempt	1,069	1,394
Federal funds sold	5	1,445
Other investments	1,866	17

Total interest income	81,448	84,772

Interest expense:
Deposits	25,354	30,599
Federal funds purchased and securities sold under agreements to repurchase	2,654	3,762
Long-term notes, capitalized interest and other interest expense	(6)	(16)

Total interest expense	28,002	34,345

Net interest income	53,446	50,427
Provision for loan losses, net	8,342	8,818

Net interest income after provision for loan losses	45,104	41,609

Noninterest income:
Service charges on deposit accounts	10,503	10,789
Other service charges, commissions and fees	13,987	15,557
Securities gains (losses), net	—	5,652
Other income	4,565	4,423

Total noninterest income	29,055	36,421

Noninterest expense:
Salaries and employee benefits	30,775	25,631
Net occupancy expense	5,055	4,601
Equipment rentals, depreciation and maintenance	2,534	2,909
Amortization of intangibles	354	365
Other expense	17,120	16,628

Total noninterest expense	55,838	50,134

Net income before income taxes	18,321	27,896
Income tax expense	4,290	7,839

Net income	$14,031	$20,057

Basic earnings per share	$0.44	$0.64

Diluted earnings per share	$0.44	$0.63

Dividends paid per share	$0.24	$0.24

Weighted avg. shares outstanding-basic	31,805	31,346

Weighted avg. shares outstanding-diluted	31,937	31,790

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

					Accumulated Other Comprehensive Loss, net

	Common Stock		Capital Surplus	Retained Earnings
	Shares	Amount				Total

Balance, January 1, 2008	31,294,607	$104,211	$87,122	$377,481	$(14,627)	$554,187
Comprehensive income
Net income per consolidated statements of income	—	—	—	20,057	—	20,057
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	312	312
Net change in fair value of securities available for sale, net of tax	—	—	—	—	9,783	9,783

Comprehensive income						30,152
SFAS 158, change in measurement date	—	—	—	(815)	—	(815)
Cash dividends declared ($0.24 per common share)	—	—	—	(7,578)	—	(7,578)
Common stock issued, long-term incentive plan, including income tax benefit of $92	77,294	257	580	—	—	837
Compensation expense, long-term incentive plan	—	—	645	—	—	645

Balance, March 31, 2008	31,371,901	$104,468	$88,347	$389,145	$(4,532)	$577,428

Balance, January 1, 2009	31,769,679	$105,793	$101,210	$411,579	$(9,083)	$609,499
Comprehensive income
Net income per consolidated statements of income	—	—	—	14,031	—	14,031
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	435	435
Net change in fair value of securities available for sale, net of tax	—	—	—	—	7,472	7,472

Comprehensive income						21,938
Cash dividends declared ($0.24 per common share)	—	—	—	(7,694)	—	(7,694)
Common stock issued, long-term incentive plan, including income tax benefit of $25	43,463	145	513	—	—	658
Compensation expense, long-term incentive plan	—	—	942	—	—	942

Balance, March 31, 2009	31,813,142	$105,938	$102,665	$417,916	$(1,176)	$625,343

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,031	$20,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,755	4,006
Provision for loan losses	8,342	8,818
Loss (gain) in connection with other real estate owned	315	(15)
Deferred tax benefit	(129)	(2,044)
Increase in cash surrender value of life insurance contracts	(1,020)	(2,035)
Gain on sales/paydowns of securities available for sale, net	—	(2,792)
Gain on disposal of other assets	(283)	(231)
Gain on sale of loans held for sale	(343)	(120)
Gain on trading securities	—	(2,860)
Net amortization of securities premium/discount, net	1,042	106
Amortization of mortgage servicing rights	39	57
Amortization of intangible assets	354	365
Stock-based compensation expense	942	645
Increase in accrued interest receivable	2,965	4,638
Increase (decrease) in accrued expenses	(130)	4,544
Increase (decrease) in other liabilities	522	(1,731)
Decrease in interest payable	(1,395)	(2,013)
Decrease in policy reserves and liabilities	(2,528)	(5,508)
Decrease in reinsurance receivable	1,174	3,129
(Increase) decrease in other assets	(21,631)	485
Proceeds from sale of loans held for sale	78,859	49,942
Originations of loans held for sale	(83,848)	(53,617)
Proceeds from paydowns of securities held for trading	—	7,257
Excess tax benefit from share based payments	(25)	(92)
Other, net	391	(5)

Net cash provided by operating activities	1,399	30,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing time deposits	(390)	(162)
Proceeds from sales of securities available for sale	—	2,789
Proceeds from maturities of securities available for sale	112,298	585,918
Purchases of securities available for sale	(134,775)	(662,612)
Proceeds from maturities of short term investments	373,500	—
Purchase of short term investments	(439,276)	—
Net (increase) decrease in federal funds sold	162,342	(240,365)
Net (increase) decrease in loans	6,329	(47,744)
Purchases of property and equipment	(3,697)	(7,514)
Proceeds from sales of property and equipment	494	243
Proceeds from sales of other real estate	354	1,071

Net cash (used in) provided by investing activities	77,179	(368,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(126,931)	134,051
Net increase in federal funds purchased and securities sold under agreements to repurchase	44,970	216,861
Repayments of long-term notes	(40)	(37)
Dividends paid	(7,694)	(7,578)
Proceeds from exercise of stock options	633	745
Excess tax benefit from stock option exercises	25	92

Net cash (used in) provided by financing activities	(89,037)	344,134

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(10,459)	6,744
CASH AND DUE FROM BANKS, BEGINNING	199,775	182,615

CASH AND DUE FROM BANKS, ENDING	$189,316	$189,359

SUPPLEMENTAL INFORMATION:

Restricted stock issued to employees of Hancock	93	417
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$1,419	$2,308
Financed sale of foreclosed property	70	—
Transfers from trading securities to available for sale securities	—	187,641

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

          The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year.

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

Critical Accounting Policies

          There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2008.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Fair Value of Assets

          Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS No. 157”), establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Available for sale securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and other debt and equity securities. Level 2 classified available for sale securities include mortgage-backed debt securities, collateralized mortgage obligations, and state and municipal bonds.

          The Company adopted Financial Accounting Standards Board Staff Position No. 157-2 “The Effective Date of FASB Statement No. 157” for nonfinancial assets and nonfinancial liabilities on January 1, 2009.

Fair Value of Assets Measured on a Recurring Basis

          The following table presents for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at March 31, 2009 and December 31, 2008.

	As of March 31, 2009

	Level 1	Level 2	Net Balance

Assets
Available for sale securities	$266,217	$1,447,595	$1,713,812
Trading securities	1,728	—	$1,728
Loans carried at fair value	—	40,871	$40,871

Total assets	$267,945	$1,488,466	$1,756,411

Liabilities
Swaps	$—	$4,018	$4,018

Total liabilities	$—	$4,018	$4,018

	As of December 31, 2008

	Level 1	Level 2	Net Balance

Assets
Available for sale securities	$290,374	$1,389,382	$1,679,756
Trading securities	2,201	—	2,201
Short-term investments	362,895	—	362,895
Interest rate lock commitments	—	10	10
Loans carried at fair value	—	29,232	29,232

Total assets	$655,470	$1,418,624	$2,074,094

Liabilities
Swaps	$—	$4,123	$4,123

Total liabilities	$—	$4,123	$4,123

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

2. Fair Value of Assets (continued)

Fair Value of Assets Measured on a Nonrecurring Basis

          Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the above table. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens or based on recent sales activity for similar assets in the property’s market. Other real estate owned are level 2 properties recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values are determined by sales agreement or appraisal. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market. Therefore, other real estate owned is classified within level 2 of the hierarchy. The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis at March 31, 2009.

	As of March 31, 2009

	Level 1	Level 2	Net Balance

Assets
Impaired loans	$—	$34,972	$34,972
Other real estate owned	—	5,875	5,875

Total assets	$—	$40,847	$40,847

3. Loans and Allowance for Loan Losses

          Loans, net of unearned income, totaled $4.2 billion at March 31, 2009 and December 31, 2008. The Company also held $27.4 million and $22.1 million in loans held for sale at March 31, 2009 and December 31, 2008, respectively, carried at lower of cost or fair value. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

          In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a nonaccrual status. For such period as a loan is in nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status. Nonaccrual loans and foreclosed assets, which make up total non-performing assets, amounted to approximately 1.04% and 0.83% of total loans at March 31, 2009 and December 31, 2008, respectively. The amount of interest that would have been recognized on nonaccrual loans for the three months ended March 31, 2009 was approximately $0.9 million. Interest recovered on nonaccrual loans that were recorded in net income for the quarter ended March 31, 2009 was $0.2 million.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

         The following table presents information on loans evaluated for possible impairment loss:

	March 31, 2009	December 31, 2008

	(In thousands)
Impaired loans
Requiring a loss allowance	$28,587	$15,089
Not requiring a loss allowance	11,501	7,015

Total recorded investment in impaired loans	40,088	22,104

Impairment loss allowance required	$5,116	$7,317

         The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off (in thousands):

	Three Months Ended March 31,
	2009	2008

Balance of allowance for loan losses at beginning of period	$61,725	$47,123
Provision for loan losses, net	8,342	8,818
Loans charged-off:
Commercial, real estate and mortgage	4,828	1,035
Direct and indirect consumer	1,632	1,309
Finance company	1,151	1,252
Demand deposit accounts	666	601

Total charge-offs	8,277	4,197

Recoveries of loans previously charged-off:
Commercial, real estate and mortgage	115	201
Direct and indirect consumer	450	410
Finance company	193	204
Demand deposit accounts	402	449

Total recoveries	1,160	1,264

Net charge-offs	7,117	2,933

Balance of allowance for loan losses at end of period	$62,950	$53,008

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4. Earnings Per Share

          Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended March 31,
	2009	2008

Net income - used in computation of earnings per share	$14,031	$20,057

Weighted average number of shares outstanding - used in computation of basic earnings per share	31,805	31,346

Effect of dilutive securities	132	444

Weighted average number of shares outstanding plus effect of dilutive securities - used in computation of diluted earnings per share	31,937	31,790

There were no anti-dilutive share-based incentives outstanding for the three months ended March 31, 2009 and March 31, 2008.

5. Share-Based Payment Arrangements

Stock Option Plans

          Hancock maintains incentive compensation plans that incorporate share-based compensation. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in note 10 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. No options were granted in the first quarter of 2009.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

5. Share-Based Payment Arrangements (continued)

          A summary of option activity under the plans for the three months ended March 31, 2009, and changes during the three months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2009	1,014,979	$33.77	6.2
Granted	—	$—
Exercised	(2,159)	$18.80		$40
Forfeited or expired	(3,250)	$30.76

Outstanding at March 31, 2009	1,009,570	$33.81	6.0	$2,617

Exercisable at March 31, 2009	675,990	$30.28	4.8	$2,617

Share options expected to vest	333,580	$40.95	8.6	$—

          The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $40 thousand and $662 thousand, respectively.

          A summary of the status of the Company’s nonvested shares as of March 31, 2009, and changes during the three months ended March 31, 2009, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)

Nonvested at January 1, 2009	622,686	$22.59
Granted	25,275	$42.35
Vested	(88,491)	$20.37
Forfeited	(700)	$43.81

Nonvested at March 31, 2009	558,770	$23.81

          As of March 31, 2009, there was $10.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.63 years. The total fair value of shares which vested during the three months ended March 31, 2009 and 2008 was $1.8 million and $2.5 million, respectively.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

6. Retirement Plans

          Net periodic benefits cost includes the following components for the three months ended March 31, 2009 and 2008:

	Pension Benefits		Other Post-retirement Benefits

	Three Months Ended March 31,
	2009	2008	2009	2008

Service cost	$776,685	$656,542	$47,725	$40,500

Interest cost	1,208,293	1,129,247	118,508	122,500

Expected return on plan assets	(968,210)	(1,207,550)	—	—

Amortization of prior service cost	—	—	(13,259)	(13,250)

Amortization of net loss	662,085	236,869	44,545	36,500

Amortization of transition obligation	—	—	1,288	1,250

Net periodic benefit cost	$1,678,853	$815,108	$198,807	$187,500

          The Company anticipates that it will contribute $6.6 million to its pension plan and approximately $0.7 million to its post-retirement benefits in 2009. During the first three months of 2009, the Company contributed approximately $1.3 million to its pension plan and approximately $0.5 million for post-retirement benefits.

7. Other Service Charges, Commission and Fees, and Other Income

          Components of other service charges, commission and fees are as follows:

	Three Months Ended March 31,
	2009	2008

	(In thousands)

Trust fees	$3,327	$4,176
Credit card merchant discount fees	2,568	2,540
Income from insurance operations	3,452	4,340
Investment and annuity fees	2,861	2,810
ATM fees	1,779	1,691

Total other service charges, commissions and fees	$13,987	$15,557

Components of other income are as follows:

	Three Months Ended March 31,
	2009	2008

	(In thousands)

Secondary mortgage market operations	$1,158	$778
Income from bank owned life insurance	1,213	1,444
Outsourced check income	(11)	182
Other	2,205	2,019

Total other income	$4,565	$4,423

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Other Expense

          Components of other expense are as follows:

	Three Months Ended March 31,
	2009	2008

	(In thousands)

Data processing expense	$4,645	$3,507
Postage and communications	1,686	2,314
Ad valorem and franchise taxes	886	1,114
Legal and professional services	2,692	3,442
Stationery and supplies	464	427
Advertising	1,172	1,803
Deposit insurance and regulatory fees	1,983	326
Training expenses	98	187
Other fees	963	1,111
Annuity expense	278	972
Claims paid	241	270
Other expense	2,012	1,155

Total other expense	$17,120	$16,628

9. Income Taxes

          The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007 and determined that there was no need to make an adjustment to retained earnings due to the adoption of this Interpretation. There were no material uncertain tax positions as of March 31, 2009 and December 31, 2008. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

          It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The interest accrual is considered immaterial to the Company’s consolidated balance sheet as of March 31, 2009 and December 31, 2008.

          The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2005.

10. Segment Reporting

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

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

10. Segment Reporting (continued)

          Following is selected information for the Company’s segments (in thousands):

		Three Months Ended March 31, 2009

	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$35,361	$35,370	$3,975	$1,912	$6,272	$(1,442)	$81,448
Interest expense	16,617	9,071	1,656	807	1,178	(1,327)	28,002

Net interest income	18,744	26,299	2,319	1,105	5,094	(115)	53,446
Provision for (reversal of) loan losses	(351)	3,968	563	2,793	1,369	—	8,342
Noninterest income	12,292	9,583	315	226	6,648	(9)	29,055
Depreciation and amortization	2,539	878	127	78	132	—	3,754
Other noninterest expense	21,246	19,583	1,902	1,523	7,855	(25)	52,084

Net income before income taxes	7,602	11,453	42	(3,063)	2,386	(99)	18,321
Income tax expense (benefit)	1,288	2,925	(241)	(1,137)	1,455	—	4,290

Net income (loss)	$6,314	$8,528	$283	$(1,926)	$931	$(99)	$14,031

Total assets	$3,747,904	$2,895,631	$471,372	$164,592	$887,005	$(1,069,020)	$7,097,484

Total interest income from affiliates	$1,423	$—	$9	$—	$10	$(1,442)	$—

Total interest income from external customers	$33,938	$35,370	$3,966	$1,912	$6,262	$—	$81,448

		Three Months Ended March 31, 2008

	MS	LA	FL	AL	Other	Eliminations	Consolidated

Interest income	$42,211	$35,471	$2,167	$762	$6,812	$(2,651)	$84,772
Interest expense	19,760	13,816	1,227	422	1,656	(2,536)	34,345

Net interest income	22,451	21,655	940	340	5,156	(115)	50,427
Provision for loan losses	4,681	2,907	76	255	899	—	8,818
Noninterest income	12,780	15,784	245	121	7,499	(8)	36,421
Depreciation and amortization	2,732	898	103	129	143	—	4,005
Other noninterest expense	20,230	15,146	1,516	1,126	8,154	(43)	46,129

Net income before income taxes	7,588	18,488	(510)	(1,049)	3,459	(80)	27,896
Income tax expense (benefit)	1,758	5,462	(352)	(376)	1,347	—	7,839

Net income	$5,830	$13,026	$(158)	$(673)	$2,112	$(80)	$20,057

Total assets	$3,598,477	$2,628,934	$175,335	$73,367	$834,751	$(885,751)	$6,425,113

Total interest income from affiliates	$2,610	$7	$4	$—	$30	$(2,651)	$—

Total interest income from external customers	$39,601	$35,464	$2,163	$762	$6,782	$—	$84,772

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

11. New Accounting Pronouncements

          In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market is inactive; eliminates the presumption that all transactions are distressed unless proven otherwise requiring an entity to base its conclusion on the weight of evidence; and requires an entity to disclose a change in valuation technique resulting from application of the FSP and to quantify its effects, if practicable. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is assessing the provisions of FSP 157-4, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In April 2009, the FASB issued FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are credit losses; requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and at adoption, requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery. FSP 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is assessing the provisions of FSP 115-2 and 124-2, but does not expect the impact to be material to the Company’s financial condition or results of operations.

          In April 2009, the FASB issued FSP-107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is assessing the provisions of FSP 115-2 and 124-2, but does not expect the impact to be material to the Company’s financial condition or results of operations.

           In February 2009, the FASB issued FSP 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, that amends provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact on the Company’s financial condition or results of operations is dependent on the extent of future business combinations.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

11. New Accounting Pronouncements (continued)

          In January 2009, FASB issued Emerging Issues Task Force (“EITF”) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. EITF No. 99-20-1 replaces the requirement to use market participant assumptions when determining future cash flows and, instead, requires an assessment of whether it is probable that there has been an adverse change in estimated cash flows. It requires an entity to consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts when developing estimates of future cash flows. EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The adoption of EITF 99-20-1 did not have a material impact on the Company’s financial condition or results of operations.

          In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period; and significant concentrations on risk within plan assets. FAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is assessing the impact of adopting FSP No. 132(R)-1, but does not expect the impact to be material to the Company’s financial condition or results of operations.

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

          In June 2008, the FASB issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data including any amounts related to interim periods, summaries of earnings and selected financial data. The adoption of EITF 03-6-1 during the first quarter of 2009 did not have a material impact on the Company’s financial condition or results of operations.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Principles, (“SFAS No. 162”) which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 will be effective for fiscal periods after July 1, 2009. The Company will adopt the provisions of SFAS No. 162, when required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

11. New Accounting Pronouncements (continued)

          In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142.) The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3, during the first quarter of 2009, did not have a material impact on the Company’s financial condition or results of operations.

          In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and was effective January 1, 2009. The adoption of FSP 157-2 during the first quarter of 2009 did not have a material impact on the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          General

          The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”

          We were organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are headquartered in Gulfport, Mississippi. We currently operate more than 150 banking and financial services offices and more than 130 automated teller machines (ATMs) in the states of Mississippi, Louisiana, Florida and Alabama through four wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA), Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL) and Hancock Bank of Alabama, Mobile, Alabama (Hancock Bank AL). Hancock Bank MS, Hancock Bank LA, Hancock Bank FL and Hancock Bank AL are referred to collectively as the “Banks.” Hancock Bank subsidiaries include Hancock Investment Services, Hancock Insurance Agency, and Harrison Finance Company.

          The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At March 31, 2009, we had total assets of $7.1 billion and employed on a full-time equivalent basis 1,272 persons in Mississippi, 570 persons in Louisiana, 56 persons in Florida and 40 persons in Alabama.

RESULTS OF OPERATIONS

          Net income for the first quarter of 2009 totaled $14.0 million, a decrease of $6.0 million, or 30.0%, from the first quarter of 2008. Diluted earnings per share for the first quarter of 2009 were $0.44, a decrease of $0.19 from the same quarter a year ago. Return on average assets for the first quarter of 2009 was 0.79% compared to 1.30% for the first quarter of 2008. Return on average common equity was 9.12% compared to 14.13% for the same quarter a year ago.

          Our first quarter results were significantly impacted by the ongoing financial crisis and national economic recession. The continued rise in unemployment levels impacted our charge-off levels and resulted in a higher allowance for loans losses from the first quarter of 2008. Net charge-offs were 0.67% of average loans in the first quarter, or 35 basis points higher than the 0.32% charge-off in the same quarter a year ago. Our allowance for loan losses increased to $63.0 million, a $9.9 million increase from March 31, 2008. In an effort to continue our proactive stance in recognizing asset quality issues, we increased nonaccrual loans to $38.3 million at March 31, 2009, a $25.3 million increase from the first quarter of 2008. The majority of this increase was concentrated in construction and land development loans and in commercial real estate.

          Our balance sheet showed strong growth this quarter compared to the same quarter a year ago. Total assets increased $0.7 billion, or 10.5% compared to March 31, 2008. The aforementioned growth in assets was organic as we did not record any acquisitions in the past twelve months. Period-end loans increased $595.6 million, or 16.4%, from the same quarter a year ago. Period-end deposits increased $660.4 million, or 12.8%, from March 31, 2008. We also remain very well capitalized with total equity of $625.3 million at March 31, 2009, up $47.9 million, or 8.3%, from March 31, 2008.

Net Interest Income

          Net interest income (te) for the first quarter of 2009 increased $3.5 million, or 6.6%, from the first quarter of 2008. The net interest margin (te) of 3.50% was 30 basis points narrower than the same quarter a year ago. Growth in average earning assets was strong compared to the same quarter a year ago with an increase of $901.0 million, or 16.2%, mostly reflected in higher average loans (up $646.8 million, or 17.8%). With short-term interest rates down significantly from a year ago, the Company’s loan yield fell 125 basis points, with the yield on average earning assets down 102 basis points. However, total funding costs over the same quarter a year ago were down 73 basis points.

Provision for Loan Losses

          The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with our loan portfolio. The Company recorded a provision for loan losses of $8.3 million in the first quarter of 2009 compared to $8.8 million in the first quarter of 2008. The provision remains elevated within the current economic crisis.

Allowance for Loan Losses and Asset Quality

          At March 31, 2009, the allowance for loan losses was $63.0 million compared with $61.7 million at December 31, 2008, an increase of $1.2 million. The increase in the allowance for loan losses through the first three months of 2009 is primarily attributed to an increased specific reserve for SFAS No. 114 impairment across all markets. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses. Management believes the March 31, 2009 allowance level is adequate.

          Net charge-offs, as a percent of average loans, were 0.67% for the first quarter of 2009, compared to 0.32% in the first quarter of 2008. The majority of the increase in net charge-offs, as compared to the same time last year, was caused by the weakening local real estate markets, mostly in commercial real estate loans.

          Nonaccrual loans were $38.3 million at March 31, 2009, an increase of $25.3 million, from $13.0 million at March 31, 2008. This increase is due to the weakening real estate markets across all markets.

          The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances (amounts in thousands).

	At and for the Three Months Ended March 31,
	2009	2008

Net charge-offs to average loans (annualized)	0.67%	0.32%

Provision for loan losses to average loans (annualized)	0.79%	0.97%

Allowance for loan losses to average loans	1.49%	1.46%

Gross charge-offs	$8,277	$4,197

Gross recoveries	$1,160	$1,264

Non-accrual loans	$38,327	$12,983

Accruing loans 90 days or more past due	$8,306	$3,340

Noninterest Income

          Noninterest income (excluding securities transactions) for the first quarter of 2009 was down $1.7 million, or 6%, compared to the same quarter a year ago. Trust fees were down $0.8 million, or 20%, because of reduced market values of accounts due to poor economic conditions. Income from insurance operations was down $0.9 million, or 20%, because of decreased credit life premium production and service charges on deposit accounts decreased $0.3 million, or 3%, due to a decrease in consumer spending lowering check volumes. Secondary mortgage market operations were up $0.4 million, or 49%, due to increased volume of secondary market loans. Because of the historically low rate environment, the refinancing of current loans increased during the first quarter of 2009.

          The components of noninterest income for the three months ended March 31, 2009 and 2008 are presented in the following table:

	Three Months Ended March 31,
	2009	2008

	(In thousands)

Service charges on deposit accounts	$10,503	$10,789
Trust fees	3,327	4,176
Credit card merchant discount fees	2,568	2,540
Income from insurance operations	3,452	4,340
Investment and annuity fees	2,861	2,810
ATM fees	1,779	1,691
Secondary mortgage market operations	1,158	778
Other income	3,407	3,645
Securities transactions gains (losses), net	—	5,652

Total noninterest income	$29,055	$36,421

Noninterest Expense

          Operating expenses for the first quarter of 2009 were $5.7 million, or 11.0%, higher compared to the same quarter a year ago. The main increase from the same quarter a year ago was reflected in higher levels of total personnel expense which was up $5.1 million, or 20%, primarily due to a 2% increase in full-time equivalent employees to support increased loan production and a 3% increase in salaries. Deposit insurance and regulatory fees were up $1.7 million, or 509%, due to the expiration of the FDIC special credit in the second quarter of 2008. Occupancy expense was up $0.5 million, or 10%, because of increases in insurance and property taxes. There were also some offsets to the increase in operating expenses over the same quarter a year ago. Postage and communications expense was down $0.6 million, or 42%, due to a $0.5 million credit paid back to us from a vendor for prior year overcharges. Advertising expense was down $0.6 million, or 35%, and equipment expense decreased $0.4 million, or 13%.

          The following table presents the components of noninterest expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008

	(In thousands)

Employee compensation	$23,662	$19,618
Employee benefits	7,113	6,013

Total personnel expense	30,775	25,631

Equipment and data processing expense	7,179	6,416
Net occupancy expense	5,055	4,601
Postage and communications	1,686	2,314
Ad valorem and franchise taxes	886	1,114
Legal and professional services	2,692	3,442
Stationery and supplies	464	427
Amortization of intangible assets	354	365
Advertising	1,172	1,803
Deposit insurance and regulatory fees	1,983	326
Training expenses	98	187
Other real estate owned expense, net	365	211
Other expense	3,129	3,297

Total noninterest expense	$55,838	$50,134

Income Taxes

          Our effective federal income tax rate continues to be less than the statutory rate of 35% due primarily to tax-exempt interest income. For the three months ended March 31, 2009 and 2008, the effective federal income tax rates were approximately 23% and 28%, respectively. The decrease in the effective rate in 2009 is due to an increase of the Company’s income from state jurisdictions with lower tax rates and an increase in tax-exempt income. The total amount of tax-exempt income earned during the first quarter of 2009 was $5.2 million compared to $4.4 million in the comparable period in 2008. Tax-exempt income for the three months ended March 31, 2009 consisted of $1.3 million from securities and $3.9 million from loans and leases. Tax-exempt income for the first three months of 2008 consisted of $1.4 million from securities and $3.0 million from loans and leases.

Selected Financial Data

          The following tables contain selected financial data comparing our consolidated results of operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008

	(In thousands, except per share data)
Per Common Share Data
Earnings per share:
Basic	$0.44	$0.64
Diluted	$0.44	$0.63
Cash dividends per share	$0.24	$0.24
Book value per share (period-end)	$19.66	$18.41
Weighted average number of shares:
Basic	31,805	31,346
Diluted (1)	31,937	31,790
Period-end number of shares	31,813	31,372
Market data:
High price	$45.56	$44.29
Low price	$22.51	$33.45
Period-end closing price	$31.28	$42.02
Trading volume	18,026	17,204

(1)	There were no anti-dilutive share-based incentives outstanding for the three months ended March 31, 2009 and March 31, 2008.

	Three Months Ended March 31,
	2009	2008

	(dollar amounts in thousands)
Performance Ratios
Return on average assets	0.79%	1.30%
Return on average common equity	9.12%	14.13%
Earning asset yield (tax equivalent (“TE”))	5.26%	6.28%
Total cost of funds	1.75%	2.48%
Net interest margin (TE)	3.50%	3.80%
Common equity (period-end) as a percent of total assets (period-end)	8.81%	8.99%
Leverage ratio (period-end)	7.85%	8.34%
FTE headcount	1,938	1,877

Asset Quality Information
Non-accrual loans	$38,327	$12,983
Foreclosed assets	$5,946	$3,619

Total non-performing assets	$44,273	$16,602

Non-performing assets as a percent of loans and foreclosed assets	1.04%	0.46%
Accruing loans 90 days past due	$8,306	$3,340
Accruing loans 90 days past due as a percent of loans	0.20%	0.09%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	1.24%	0.55%
Net charge-offs	$7,117	$2,933
Net charge-offs as a percent of average loans	0.67%	0.32%
Allowance for loan losses	$62,950	$53,008
Allowance for loan losses as a percent of period-end loans	1.49%	1.46%
Allowance for loan losses to NPAs + accruing loans 90 days past due	119.72%	265.81%
Provision for loan losses	$8,342	$8,818

Average Balance Sheet
Total loans	$4,285,376	$3,638,608
Securities	1,651,251	1,734,997
Short-term investments	537,420	199,484

Earning assets	6,474,047	5,573,089
Allowance for loan losses	(62,332)	(47,385)
Other assets	772,171	686,425

Total assets	$7,183,886	$6,212,129

Noninterest bearing deposits	$913,807	$858,706
Interest bearing transaction deposits	1,462,801	1,376,712
Interest bearing public fund deposits	1,499,354	962,170
Time deposits	2,033,925	1,848,825

Total interest bearing deposits	4,996,080	4,187,707

Total deposits	5,909,887	5,046,413
Other borrowed funds	536,474	484,542
Other liabilities	113,286	110,468
Common stockholders’ equity	624,239	570,706

Total liabilities & common stockholders’ equity	$7,183,886	$6,212,129

	Three Months Ended March 31,
	2009	2008

	(dollar amounts in thousands)
Period-end Balance Sheet
Commercial/real estate loans	$2,683,684	$2,240,823
Mortgage loans	420,798	393,445
Direct consumer loans	595,470	506,372
Indirect consumer loans	423,066	386,614
Finance company loans	111,651	111,806

Total loans	4,234,669	3,639,060
Loans held for sale	27,447	22,752
Securities	1,715,540	1,757,096
Short-term investments	453,240	366,809

Earning assets	6,430,896	5,785,717
Allowance for loan losses	(62,950)	(53,008)
Other assets	729,538	692,404

Total assets	$7,097,484	$6,425,113

Noninterest bearing deposits	$954,101	$881,380
Interest bearing transaction deposits	1,513,467	1,431,726
Interest bearing public funds deposits	1,456,286	1,038,119
Time deposits	1,880,152	1,792,360

Total interest bearing deposits	4,849,905	4,262,205

Total deposits	5,804,006	5,143,585
Other borrowed funds	562,224	604,013
Other liabilities	105,911	100,087
Common stockholders’ equity	625,343	577,428

Total liabilities & common stockholders’ equity	$7,097,484	$6,425,113

Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans	$4,536	$834
Mortgage loans	177	—
Direct consumer loans	599	588
Indirect consumer loans	847	463
Finance company loans	958	1,048

Total net charge-offs	$7,117	$2,933

Net charge-offs to average loans:
Commercial/real estate loans	0.68%	0.15%
Mortgage loans	0.16%	—
Direct consumer loans	0.40%	0.46%
Indirect consumer loans	0.80%	0.48%
Finance company loans	3.40%	3.73%
Total net charge-offs to average net loans	0.67%	0.32%

	Three Months Ended March 31,
	2009	2008

	(dollar amounts in thousands)
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans	66.19%	65.29%
Securities	25.51%	31.13%
Short-term investments	8.30%	3.58%

Earning assets	100.00%	100.00%

Noninterest bearing deposits	14.11%	15.41%
Interest bearing transaction deposits	22.59%	24.71%
Interest bearing public funds deposits	23.16%	17.26%
Time deposits	31.42%	33.17%

Total deposits	91.28%	90.55%
Other borrowed funds	8.29%	8.69%
Other net interest-free funding sources	0.43%	0.76%

Total funding sources	100.00%	100.00%

Loan mix:
Commercial/real estate loans	62.74%	61.13%
Mortgage loans	10.40%	10.98%
Direct consumer loans	14.13%	14.14%
Indirect consumer loans	10.06%	10.64%
Finance company loans	2.67%	3.11%

Total loans	100.00%	100.00%

Average dollars
Loans	$4,285,376	$3,638,608
Securities	1,651,251	1,734,997
Short-term investments	537,420	199,484

Earning assets	$6,474,047	$5,573,089

Noninterest bearing deposits	$913,807	$858,706
Interest bearing transaction deposits	1,462,801	1,376,712
Interest bearing public funds deposits	1,499,354	962,170
Time deposits	2,033,925	1,848,825

Total deposits	5,909,887	5,046,413
Other borrowed funds	536,474	484,542
Other net interest-free funding sources	27,686	42,134

Total funding sources	$6,474,047	$5,573,089

Loans:
Commercial/real estate loans	$2,688,557	$2,224,695
Mortgage loans	445,741	399,374
Direct consumer loans	605,685	514,441
Indirect consumer loans	430,965	386,985
Finance company loans	114,428	113,113

Total average loans	$4,285,376	$3,638,608

The following table details the components of our net interest spread and net interest margin.

	Three Months Ended March 31,			Three Months Ended March 31,

	2009			2008

(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$34,463	$2,688,557	5.18%	$36,582	$2,224,695	6.61%
Mortgage loans	6,455	445,741	5.79%	5,961	399,374	5.97%
Consumer loans	20,567	1,151,078	7.26%	21,540	1,014,539	8.54%
Loan fees & late charges	345	—	0.00%	116	—	0.00%

Total loans (TE)	61,830	4,285,376	5.84%	64,199	3,638,608	7.09%

US treasury securities	51	11,314	1.82%	117	11,384	4.12%
US agency securities	2,316	226,002	4.10%	5,638	477,630	4.72%
CMOs	2,308	187,901	4.91%	1,728	143,691	4.81%
Mortgage backed securities	13,369	1,045,740	5.11%	11,025	856,452	5.15%
Municipals (TE)	2,285	154,266	5.93%	2,501	193,787	5.16%
Other securities	362	26,028	5.56%	557	52,053	4.29%

Total securities (TE)	20,691	1,651,251	5.01%	21,566	1,734,997	4.97%

Total short-term investments	1,871	537,420	1.41%	1,462	199,484	2.95%

Average earning assets yield (TE)	$84,392	$6,474,047	5.26%	$87,227	$5,573,089	6.28%

Interest bearing liabilities
Interest bearing transaction deposits	$2,086	$1,462,801	0.58%	$3,952	$1,376,712	1.15%
Time deposits	16,706	2,033,925	3.33%	20,455	1,848,825	4.45%
Public funds	6,562	1,499,354	1.78%	6,192	962,170	2.59%

Total interest bearing deposits	25,354	4,996,080	2.06%	30,599	4,187,707	2.94%

Total borrowings	2,648	536,474	2.00%	3,746	484,542	3.11%

Total interest bearing liability cost	$28,002	$5,532,554	2.05%	$34,345	$4,672,249	2.96%

Noninterest bearing deposits		913,807			858,706
Other net interest-free funding sources		27,686			42,134

Total Cost of Funds	$28,002	$6,474,047	1.75%	$34,345	$5,573,089	2.48%

Net Interest Spread (TE)	$56,390		3.21%	$52,882		3.33%

Net Interest Margin (TE)	$56,390	$6,474,047	3.50%	$52,882	$5,573,089	3.80%

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

          The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $315 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $130 million.

          For the three months ended March 31, 2009, the Company did not sell any securities.

          The following liquidity ratios at March 31, 2009 and December 31, 2008 compare certain assets and liabilities to total deposits or total assets:

	March 31, 2009	December 31, 2008

Total securities to total deposits	29.56%	28.36%

Total loans (net of unearned income) to total deposits	72.96%	71.65%

Interest-earning assets to total assets	90.61%	90.73%

Interest-bearing deposits to total deposits	83.56%	83.77%

CONTRACTUAL OBLIGATIONS

          Payments due from us under specified long-term and certain other binding contractual obligations were scheduled in our annual report on Form 10-K for the year ended December 31, 2008. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. There have been no material changes since year end.

CAPITAL RESOURCES

          We continue to maintain an adequate capital position. The ratios as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008

Common equity (period-end) as a percent of total assets (period-end)	8.81%	8.50%

Regulatory ratios:

Total capital to risk-weighted assets (1)	12.11%	11.22%

Tier 1 capital to risk-weighted assets (2)	10.88%	10.09%

Leverage capital to average total assets (3)	7.85%	8.06%

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

BALANCE SHEET ANALYSIS

Goodwill

           Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of SFAS No. 142 Goodwill and Other Intangibles (“SFAS No. 142”), the Company tests its goodwill for impairment annually. The last test was conducted as of September 30, 2008. No impairment charges were recognized as of March 31, 2009. The carrying amount of goodwill was $62.3 million as of March 31, 2009 and December 31, 2008.

Earnings Assets

          Earning assets serve as the primary revenue streams for the Company and are comprised of securities, loans, federal funds sold, and securities purchased under resale agreements. At March 31, 2009, average earning assets were $6.5 billion, or 90.1% of total assets, compared with $5.6 billion or 89.7% of total assets at March 31, 2008. This increase resulted mostly from modest increases in the loan portfolios and short-term investments.

Securities

          Our investment in securities remained constant at $1.7 billion at March 31, 2009 and December 31, 2008. The vast majority of securities in our portfolio are U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, we invest only in high quality securities of investment grade quality and with a target duration, for the overall portfolio, generally between two to five years. Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of Mississippi, Louisiana, Florida or Alabama counties, parishes and municipalities.

Loans

          We held $4.2 billion in loans at March 31, 2009 and at December 31, 2008.Our primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. Each loan file is reviewed by the Bank’s loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality. At March 31, 2009, Hancock’s average total loans were $4.3 billion, compared to $3.6 billion at March 31, 2008. The $646.8 million, or 18%, increase resulted from growth mostly in commercial and real estate loans and due to branch expansions. Commercial and real estate loans comprised 62.7% of the average loan portfolio at March 31, 2009 compared to 61.1% at March 31, 2008. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations.

Other Earning Assets

          Federal funds sold, CDs in banks, and other short-term investments averaged $537.4 million at March 31, 2009, compared to $199.5 million at March 31, 2008. We utilize these products as a short-term investment alternative whenever we have excess liquidity.

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

Deposits

          Total deposits were $5.8 billion at March 31, 2009 and $5.9 billion at December 31, 2008. Average interest bearing deposits at March 31, 2009 were $5.0 billion, an increase of $808.4 million over March 31, 2008. The increase was primarily in public fund deposits. We have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. We traditionally price our deposits to position themselves competitively with the local market. Deposit flows are controlled primarily through pricing, and to a certain extent, through promotional activities.

Borrowings

          Our borrowings consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and other borrowings. Total borrowings at March 31, 2009 were $551.5 million compared to $506.6 million at December 31, 2008. The increase was primarily in securities sold under agreements to repurchase.

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

          At March 31, 2009, we had $889.2 million in unused loan commitments outstanding, of which approximately $646.4 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

          Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At March 31, 2009, we had $102.7 million in letters of credit issued and outstanding.

          The following table shows the commitments to extend credit and letters of credit at March 31, 2009 according to expiration date.

	Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(dollars in thousands)
Commitments to extend credit	$889,210	$538,791	$54,877	$61,840	$233,702
Letters of credit	102,690	60,134	23,469	18,703	384

Total	$991,900	$598,925	$78,346	$80,543	$234,086

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

New Accounting Pronouncements

See Note 11 to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

          Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of March 31, 2009, the effective duration of the securities portfolio was 1.20 years. A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 2.03 years, while a reduction in rates of 100 basis points would result in an effective duration of 0.99 years.

          In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at March 31, 2009 indicate that we are asset sensitive as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk

Change in interest rate (basis point)	Estimated increase (decrease) in net interest income

-100	-8.35%
Stable	0.00%
+100	9.29%

          The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2008 included in our 2008 Annual Report on Form 10-K.

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

          Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

          There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

          There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended March 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

A.	The Company’s Annual Meeting was held on March 26, 2009.

B.	The Directors elected at the Annual Meeting held on March 26, 2009 were:

		Votes Cast

		For	Withheld

1.	Alton G. Bankston	28,085,244	86,666
2.	John M. Hairston	28,031,651	140,973
3.	James H. Horne	27,999,251	172,657
4.	Christine L. Pickering	27,999,367	172,541
5.	George A. Schloegel	21,576,128	6,581,423

C.	PriceWaterhouseCoopers was approved as the independent public accountants of the Company.

For	Against	Abstained

27,969,679	76,371	125,860

Item 6.	Exhibits.

(a) Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ Carl J. Chaney

Carl J. Chaney
President & Chief Executive Officer

/s/ John M. Hairston

John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ Michael M. Achary

Michael M. Achary
Chief Financial Officer

Date:	May 7, 2009

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.