Form 10-Q
period 2009-06-30
HANCOCK HOLDING CO
filed 2009-08-06
CIK 750577

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES     EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to ________________________

Commission File Number      0-13089

HANCOCK HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Hancock Plaza, P.O. Box 4019, Gulfport, Mississippi	39502______
(Address of principal executive offices)	(Zip Code)

(228) 868-4000
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

31,834,277 common shares were outstanding as of July 31, 2009 for financial statement purposes.

Hancock Holding Company

Index

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2009	December 31,
	(unaudited)	2008
ASSETS
Cash and due from banks (non-interest bearing)	$152,774	$199,775
Interest-bearing deposits with other banks	111,511	11,355
Federal funds sold	99	175,166
Other short-term investments	379,064	362,895
Trading securities	1,752	2,201
Securities available for sale, at fair value (amortized cost of $1,557,437 and $1,651,499)	1,594,405	1,679,756
Loans held for sale	47,194	22,115
Loans	4,285,388	4,264,324
Less: allowance for loan losses	(63,850)	(61,725)
unearned income	(12,732)	(14,859)
Loans, net	4,208,806	4,187,740
Property and equipment, net of accumulated depreciation of $108,163 and $101,050	201,666	205,912
Other real estate, net	8,804	5,195
Accrued interest receivable	30,694	33,067
Goodwill	62,277	62,277
Other intangible assets, net	5,697	6,363
Life insurance contracts	148,029	144,959
Deferred tax asset, net	3,647	5,819
Other assets	90,896	62,659
Total assets	$7,047,315	$7,167,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing demand	$953,435	$962,886
Interest-bearing savings, NOW, money market and time	4,702,793	4,968,051
Total deposits	5,656,228	5,930,937
Federal funds purchased	1,825	-
Securities sold under agreements to repurchase	524,755	505,932
Other short-term borrowings	100,000	-
Long-term notes	858	638
Other liabilities	132,875	120,248
Total liabilities	6,416,541	6,557,755

Stockholders' Equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 31,826,712 and 31,769,679 issued and outstanding, respectively	105,983	105,793
Capital surplus	103,519	101,210
Retained earnings	423,966	411,579
Accumulated other comprehensive loss, net	(2,694)	(9,083)
Total stockholders' equity	630,774	609,499

Total liabilities and stockholders' equity	$7,047,315	$7,167,254

See notes to unaudited condensed consolidated financial statements.

Index

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$59,863	$59,529	$119,325	$122,023
Securities - taxable	17,981	20,594	37,026	40,015
Securities - tax exempt	1,063	1,304	2,133	2,699
Federal funds sold	1	263	5	1,708
Other investments	1,197	42	3,064	58
Total interest income	80,105	81,732	161,553	166,503

Interest expense:
Deposits	20,703	25,532	46,057	56,131
Federal funds purchased and securities sold under agreements to repurchase	2,680	3,997	5,333	7,759
Long-term notes and other interest expense	30	44	25	27
Total interest expense	23,413	29,573	51,415	63,917

Net interest income	56,692	52,159	110,138	102,586
Provision for loan losses, net	16,919	2,787	25,261	11,605
Net interest income after provision for loan losses	39,773	49,372	84,877	90,981

Noninterest income:
Service charges on deposit accounts	11,242	10,879	21,745	21,669
Other service charges, commissions and fees	14,384	16,202	28,369	31,758
Securities gains, net	-	426	-	6,078
Other income	8,878	4,331	13,445	8,755
Total noninterest income	34,504	31,838	63,559	68,260

Noninterest expense:
Salaries and employee benefits	28,703	27,031	59,478	52,662
Net occupancy expense	5,016	4,702	10,071	9,303
Equipment rentals, depreciation and maintenance	2,583	2,785	5,117	5,694
Amortization of intangibles	354	364	709	729
Other expense	21,570	17,307	38,689	33,935
Total noninterest expense	58,226	52,189	114,064	102,323

Net income before income taxes	16,051	29,021	34,372	56,918
Income tax expense	2,305	8,037	6,595	15,877
Net income	$13,746	$20,984	$27,777	$41,041
Basic earnings per share	$0.43	$0.67	$0.87	$1.31
Diluted earnings per share	$0.43	$0.66	$0.87	$1.29
Dividends paid per share	$0.24	$0.24	$0.48	$0.48
Weighted avg. shares outstanding-basic	31,820	31,382	31,812	31,366
Weighted avg. shares outstanding-diluted	32,009	31,814	31,973	31,779

See notes to unaudited condensed consolidated financial statements.

Index

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss, net	Total
Balance, January 1, 2008	31,294,607	$104,211	$87,122	$377,481	$(14,627)	$554,187
Comprehensive income
Net income per consolidated statements of income	-	-	-	41,041	-	41,041
Net change in unfunded accumulated benefit obligation, net of tax	-	-	-	-	475	475
Net change in fair value of securities available for sale, net of tax	-	-	-	-	(9,002)	(9,002)
Comprehensive income						32,514
SFAS 158, change in measurement date	-	-	-	(815)	-	(815)
Cash dividends declared ($0.48 per common share)	-	-	-	(15,164)	-	(15,164)
Common stock issued, long-term incentive plan, including income tax benefit of $150	91,263	304	1,066	-	-	1,370
Compensation expense, long-term incentive plan	-	-	1,313	-	-	1,313
Balance, June 30, 2008	31,385,870	$104,515	$89,501	$402,543	$(23,154)	$573,405

Balance, January 1, 2009	31,769,679	$105,793	$101,210	$411,579	$(9,083)	$609,499
Comprehensive income
Net income per consolidated statements of income	-	-	-	27,777	-	27,777
Net change in unfunded accumulated benefit obligation, net of tax	-	-	-	-	907	907
Net change in fair value of securities available for sale, net of tax	-	-	-	-	5,482	5,482
Comprehensive income						34,166
Cash dividends declared ($0.48 per common share)	-	-	-	(15,390)	-	(15,390)
Common stock issued, long-term incentive plan, including income tax benefit of $86	57,033	190	708	-	-	898
Compensation expense, long-term incentive plan	-	-	1,601	-	-	1,601
Balance, June 30, 2009	31,826,712	$105,983	$103,519	$423,966	$(2,694)	$630,774

See notes to unaudited condensed consolidated financial statements.

Index

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,777	$41,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,113	7,899
Provision for loan losses	25,261	11,605
Loss in connection with other real estate owned	334	123
Deferred tax benefit	(1,598)	(2,334)
Increase in cash surrender value of life insurance contracts	(3,070)	(4,089)
Gain on sales/paydowns of securities available for sale, net	-	(2,695)
Gain on sale or disposal of other assets	(1,676)	(663)
Gain on sale of loans held for sale	(451)	(224)
Gain on trading securities	-	(3,383)
Net (amortization)/accretion of securities premium/discount	(170)	843
Amortization of mortgage servicing rights	83	111
Amortization of intangible assets	709	729
Stock-based compensation expense	1,601	1,313
Increase in accrued interest receivable	2,373	2,935
Increase in accrued expenses	10,256	6,866
Increase in other liabilities	4,085	504
Decrease in interest payable	(1,845)	(2,892)
Decrease in policy reserves and liabilities	(5,285)	(7,271)
Decrease in reinsurance receivable	2,003	4,272
Increase in other assets	(29,574)	(236)
Proceeds from sale of loans held for sale	174,230	100,290
Originations of loans held for sale	(198,858)	(109,917)
Proceeds from paydowns of securities held for trading	-	7,635
Excess tax benefit from share based payments	(86)	(92)
Other, net	323	18
Net cash provided by operating activities	14,535	52,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing time deposits	(100,156)	(1,256)
Proceeds from sales of securities available for sale	-	3,045
Proceeds from maturities of securities available for sale	387,160	699,584
Purchases of securities available for sale	(289,037)	(849,081)
Proceeds from maturities of short term investments	1,000,000	-
Purchase of short term investments	(1,013,806)	-
Net decrease in federal funds sold	175,067	117,689
Net increase in loans	(52,403)	(199,514)
Purchases of property and equipment	(4,514)	(14,730)
Proceeds from sales of property and equipment	2,654	1,802
Proceeds from sales of other real estate	2,133	3,340
Net cash (used in) provided by investing activities	107,098	(239,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(274,709)	11,274
Net increase in federal funds purchased and securities sold under agreements to repurchase	20,648	187,469
Proceeds from issuance of short-term notes	100,000	-
Repayments of long-term notes	(81)	(76)
Dividends paid	(15,390)	(15,164)
Proceeds from exercise of stock options	812	1,278
Excess tax benefit from stock option exercises	86	92
Net cash (used in) provided by financing activities	(168,634)	184,873
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(47,001)	(1,860)
CASH AND DUE FROM BANKS, BEGINNING	199,775	182,615
CASH AND DUE FROM BANKS, ENDING	$152,774	$180,755
SUPPLEMENTAL INFORMATION:
Restricted stock issued to employees of Hancock	215	445
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$8,725	$3,240
Financed sale of foreclosed property	2,649	400
Transfers from trading securities to available for sale securities	-	190,802

See notes to unaudited condensed consolidated financial statements.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008.   The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year.

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

During the quarter, the Company corrected an error within other income that was immaterial to current and prior years and increased net income by approximately $1.1 million after taxes.

Critical Accounting Policies

There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2008.

Index

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

The Company adopted Financial Accounting Standards Board Staff Position No. 157-2 "The Effective Date of FASB Statement No. 157" for nonfinancial assets and nonfinancial liabilities on January 1, 2009.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at June 30, 2009 and December 31, 2008.

	As of June 30, 2009
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$202,398	$-	$202,398
Debt securities issued by states of the United States and political subdivisions of the states	-	167,125	167,125
Corporate debt securities	24,785	-	24,785
Residential mortgage-backed securities	-	1,038,502	1,038,502
Collateralized mortgage obligations	-	161,459	161,459
Equity securities	161	-	161
Trading securities:
Equity securities	1,752	-	1,752
Short-term investments	379,064	-	379,064
Interest rate lock commitments	-	3	3
Loans carried at fair value	-	39,439	39,439
Total assets	$608,160	$1,406,528	$2,014,688
Liabilities
Swaps	$-	$2,460	$2,460
Total Liabilities	$-	$2,460	$2,460

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

2. Fair Value (continued)

	As of December 31, 2008
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$264,309	$-	$264,309
Debt securities issued by states of the United States and political subdivisions of the states	-	151,805	151,805
Corporate debt securities	25,916	-	25,916
Residential mortgage-backed securities	-	1,041,806	1,041,806
Collateralized mortgage obligations	-	195,771	195,771
Equity securities	149	-	149
Trading securities:
Equity securities	2,201	-	2,201
Short-term investments	362,895	-	362,895
Interest rate lock commitments	-	10	10
Loans carried at fair value	-	29,232	29,232
Total assets	$655,470	$1,418,624	$2,074,094
Liabilities
Swaps	$-	$4,123	$4,123
Total Liabilities	$-	$4,123	$4,123

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the above table.  Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens or based on recent sales activity for similar assets in the property’s market.  Other real estate owned are level 2 properties recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired.  Fair values are determined by sales agreement or appraisal.  Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market.  The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis at June 30, 2009.

	As of June 30, 2009
	Level 1	Level 2	Net Balance
Assets
Impaired loans	$-	$32,267	$32,267
Other real estate owned	-	8,804	8,804
Total assets	$-	$41,071	$41,071

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

2. Fair Value (continued)

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

Securities Sold under Agreements to Repurchase, Other Short-term Borrowings and Federal Funds Purchased – For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

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

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

2. Fair Value (continued)

The estimated fair values of the Company's financial instruments were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$643,448	$643,448	$749,191	$749,191
Securities	1,596,157	1,596,157	1,681,957	1,681,957
Loans, net of unearned income	4,319,850	4,460,517	4,271,580	4,625,130
Accrued interest receivable	30,694	30,694	33,067	33,067

Financial liabilities:
Deposits	$5,656,228	$5,698,706	$5,930,937	$5,990,883
Federal funds purchased	1,825	1,825	-	-
Securities sold under agreements to repurchase	524,755	524,755	505,932	505,932
Other short-term borrowings	100,000	100,000	-	-
Long-term notes	858	858	638	638
Accrued interest payable	4,475	4,475	6,322	6,322

3.  Loans and Allowance for Loan Losses

Loans, net of unearned income, totaled $4.3 billion at June 30, 2009 compared to $4.2 billion at December 31, 2008.  The Company also held $47.2 million and $22.1 million in loans held for sale at June 30, 2009 and December 31, 2008, respectively, carried at lower of cost or fair value.  These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

In some instances, loans are placed on nonaccrual status.  All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a nonaccrual status.  For such period as a loan is in nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status.  Nonaccrual loans and foreclosed assets, which make up total non-performing assets, amounted to approximately 1.01% and 0.83% of total loans at June 30, 2009 and December 31, 2008, respectively.  The amount of interest that would have been recognized on nonaccrual loans for the three and six months ended June 30, 2009 was approximately $0.9 million and $1.4 million, respectively.  Interest recovered on nonaccrual loans that were recorded in net income for the three and six months ended June 30, 2009 was $0.03 million and $0.2 million, respectively.

The following table presents information on loans evaluated for possible impairment loss:

	June 30, 2009	December 31, 2008
Impaired loans	(In thousands)
Requiring a loss allowance	$29,714	$15,089
Not requiring a loss allowance	12,173	7,015
Total recorded investment in impaired loans	41,887	22,104
Impairment loss allowance required	$9,620	$7,317

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3.  Loans and Allowance for Loan Losses (continued)

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Balance of allowance for loan losses at beginning of period	$62,950	$53,008	$61,725	$47,123
Provision for loan losses, net	16,919	2,787	25,261	11,605
Loans charged-off:
Commercial, real estate and mortgage	12,962	981	17,790	2,016
Direct and indirect consumer	2,052	1,361	3,684	2,670
Finance company	1,572	945	2,723	2,197
Demand deposit accounts	558	681	1,224	1,282
Total charge-offs	17,144	3,968	25,421	8,165
Recoveries of loans previously charged-off:
Commercial, real estate and mortgage	239	320	354	521
Direct and indirect consumer	412	544	862	954
Finance company	219	234	412	438
Demand deposit accounts	255	375	657	824
Total recoveries	1,125	1,473	2,285	2,737
Net charge-offs	16,019	2,495	23,136	5,428
Balance of allowance for loan losses at end of period	$63,850	$53,300	$63,850	$53,300

4.  Earnings Per Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income - used in computation of earnings per share	$13,746	$20,984	$27,777	$41,041

Weighted average number of shares outstanding - used in computation of basic earnings per share	31,820	31,382	31,812	31,366

Effect of dilutive securities	189	432	161	413

Weighted average number of shares outstanding plus effect of dilutive securities - used in computation of diluted earnings per share	32,009	31,814	31,973	31,779

There were no anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2009 and June 30, 2008.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

5.  Share-Based Payment Arrangements

Stock Option Plans

Hancock maintains incentive compensation plans that incorporate share-based compensation.  These plans have been approved by the Company’s shareholders.  Detailed descriptions of these plans were included in note 10 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  No options were granted in the first six months of 2009.

A summary of option activity under the plans for the six months ended June 30, 2009, and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price ($)	(Years)	Value ($000)

Outstanding at January 1, 2009	1,013,677	$33.75	6.2
Granted	-	$-
Exercised	(12,064)	$20.29		$204
Forfeited or expired	(5,817)	$34.51
Outstanding at June 30, 2009	995,796	$33.91	5.8	$3,077
Exercisable at June 30, 2009	665,312	$30.41	4.6	$3,077
Share options expected to vest	350,408	$41.00	7.9	$-

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $0.2 million and $0.9 million, respectively.

A summary of the status of the Company’s nonvested shares as of June 30, 2009, and changes during the six months ended June 30, 2009, is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value ($)

Nonvested at January 1, 2009	621,621	$22.59
Granted	25,275	$43.34
Vested	(91,813)	$21.00
Forfeited	(4,101)	$28.16
Nonvested at June 30, 2009	550,982	$23.77

As of June 30, 2009, there was $9.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average period of 3.48 years.  The total fair value of shares which vested during the six months ended June 30, 2009 and 2008 was $1.9 million and $1.7 million, respectively.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

6.  Retirement Plans

Net periodic benefits cost includes the following components for the three and six months ended June 30, 2009 and 2008:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$777	$657	$10	$41

Interest cost	1,208	1,129	164	122

Expected return on plan assets	(968)	(1,208)	-	-

Amortization of prior service cost	-	-	(13)	(13)

Amortization of net loss	662	237	103	37

Amortization of transition obligation	-	-	1	1

Net periodic benefit cost	$1,679	$815	$265	$188

	Pension Benefits		Other Post-retirement Benefits
	Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$1,553	$1,313	$57	$81

Interest cost	2,417	2,258	282	245

Expected return on plan assets	(1,936)	(2,415)	-	-

Amortization of prior service cost	-	-	(27)	(27)

Amortization of net loss	1,324	474	148	74

Amortization of transition obligation	-	-	3	2

Net periodic benefit cost	$3,358	$1,630	$463	$375

The Company anticipates that it will contribute $6.4 million to its pension plan and approximately $1.4 million to its post-retirement benefits in 2009.  During the first six months of 2009, the Company contributed approximately $2.5 million to its pension plan and approximately $0.8 million for post-retirement benefits.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

7.  Other Service Charges, Commission and Fees, and Other Income

Components of other service charges, commission and fees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Trust fees	$3,855	$4,575	$7,181	$8,751
Credit card merchant discount fees	2,895	2,884	5,463	5,423
Income from insurance operations	4,048	4,259	7,500	8,600
Investment and annuity fees	1,691	2,727	4,551	5,536
ATM fees	1,895	1,757	3,674	3,448
Total other service charges, commissions and fees	$14,384	$16,202	$28,369	$31,758

Components of other income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Secondary mortgage market operations	$1,827	$753	$2,985	$1,531
Income from bank owned life insurance	1,814	1,580	3,269	3,024
Outsourced check income	(10)	52	(20)	234
Other	5,247	1,946	7,211	3,966
Total other income	$8,878	$4,331	$13,445	$8,755

8.  Other Expense

Components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Data processing expense	$4,694	$4,635	$9,339	$8,838
Postage and communications	2,240	2,285	3,926	4,599
Ad valorem and franchise taxes	647	1,010	1,533	2,125
Legal and professional services	2,425	3,083	5,117	5,828
Stationery and supplies	444	551	908	978
Advertising	1,255	1,446	2,428	3,250
Deposit insurance and regulatory fees	5,962	689	7,945	1,014
Training expenses	81	167	179	353
Other fees	1,034	872	1,996	1,982
Annuity expense	188	141	466	1,114
Claims paid	337	384	578	654
Other expense	2,263	2,044	4,274	3,200
Total other expense	$21,570	$17,307	$38,689	$33,935

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

9.  Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  There were no material uncertain tax positions as of June 30, 2009 and December 31, 2008.  The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense.  The interest accrual is considered immaterial to the Company’s consolidated balance sheet as of  June 30, 2009 and December 31, 2008.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located.  Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2005.

10.  Segment Reporting

The Company’s primary segments are geographically divided into the Mississippi (MS), Louisiana (LA), Florida (FL) and Alabama (AL) markets. Each segment offers the same products and services but is managed separately due to different pricing, product demand, and consumer markets.  Each segment offers commercial, consumer and mortgage loans and deposit services. In the following tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc. and subsidiaries, Hancock Insurance Agency, Inc. and subsidiaries, Harrison Finance Company, Magna Insurance Company and three real estate corporations owning land and buildings that house bank branches and other facilities.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

10.  Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Three Months Ended June 30, 2009

	MS	LA	FL	AL	Other	Eliminations	Consolidated
Interest income	$34,962	$34,372	$4,256	$2,085	$6,050	$(1,620)	$80,105
Interest expense	14,433	7,164	1,335	664	1,322	(1,505)	23,413
Net interest income	20,529	27,208	2,921	1,421	4,728	(115)	56,692
Provision for loan losses	6,851	5,281	2,084	1,059	1,644	-	16,919
Noninterest income	15,832	10,559	377	393	7,352	(9)	34,504
Depreciation and amortization	3,156	866	127	78	132	-	4,359
Other noninterest expense	21,701	21,676	2,131	1,299	7,085	(25)	53,867
Net income before income taxes	4,653	9,944	(1,044)	(622)	3,219	(99)	16,051
Income tax expense (benefit)	(22)	2,679	(800)	(186)	634	-	2,305
Net income (loss)	$4,675	$7,265	$(244)	$(436)	$2,585	$(99)	$13,746

Total assets	$3,711,000	$2,896,103	$489,665	$179,244	$891,586	$(1,120,283)	$7,047,315

Total interest income from affiliates	$1,620	$-	$-	$-	$-	$(1,620)	$-

Total interest income from external customers	$33,342	$34,372	$4,256	$2,085	$6,050	$-	$80,105

	Three Months Ended June 30, 2008

	MS	LA	FL	AL	Other	Eliminations	Consolidated
Interest income	$38,723	$35,790	$2,275	$1,076	$6,593	$(2,725)	$81,732
Interest expense	17,371	11,787	1,173	552	1,300	(2,610)	29,573
Net interest income	21,352	24,003	1,102	524	5,293	(115)	52,159
Provision for loan losses	214	1,074	195	392	912	-	2,787
Noninterest income	14,523	9,835	318	184	6,986	(8)	31,838
Depreciation and amortization	2,626	908	122	91	146	-	3,893
Other noninterest expense	21,307	16,720	1,598	1,074	7,620	(23)	48,296
Net income before income taxes	11,728	15,136	(495)	(849)	3,601	(100)	29,021
Income tax expense (benefit)	3,121	4,160	(325)	(313)	1,394	-	8,037
Net income (loss)	$8,607	$10,976	$(170)	$(536)	$2,207	$(100)	$20,984

Total assets	$3,449,989	$2,743,175	$197,230	$101,095	$820,843	$(1,042,216)	$6,270,116

Total interest income from affiliates	$2,710	$-	$-	$-	$15	$(2,725)	$-

Total interest income from external customers	$36,013	$35,790	$2,275	$1,076	$6,578	$-	$81,732

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

10.  Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Six Months Ended June 30, 2009

	MS	LA	FL	AL	Other	Eliminations	Consolidated
Interest income	$70,323	$69,741	$8,230	$3,997	$12,324	$(3,062)	$161,553
Interest expense	31,050	16,235	2,991	1,471	2,499	(2,831)	51,415
Net interest income	39,273	53,506	5,239	2,526	9,825	(231)	110,138
Provision for loan losses	6,500	9,249	2,647	3,852	3,013	-	25,261
Noninterest income	28,123	20,142	692	619	14,001	(18)	63,559
Depreciation and amortization	5,695	1,744	254	156	265	-	8,114
Other noninterest expense	42,946	41,259	4,032	2,822	14,941	(50)	105,950
Net income before income taxes	12,255	21,396	(1,002)	(3,685)	5,607	(199)	34,372
Income tax expense (benefit)	1,266	5,604	(1,041)	(1,324)	2,090	-	6,595
Net income (loss)	$10,989	$15,792	$39	$(2,361)	$3,517	$(199)	$27,777

Total assets	$3,711,000	$2,896,103	$489,665	$179,244	$891,586	$(1,120,283)	$7,047,315

Total interest income from affiliates	$3,043	$-	$9	$-	$10	$(3,062)	$-

Total interest income from external customers	$67,280	$69,741	$8,221	$3,997	$12,314	$-	$161,553

	Six Months Ended June 30, 2008

	MS	LA	FL	AL	Other	Eliminations	Consolidated
Interest income	$80,934	$71,261	$4,442	$1,838	$13,404	$(5,376)	$166,503
Interest expense	37,130	25,603	2,400	974	2,956	(5,146)	63,917
Net interest income	43,804	45,658	2,042	864	10,448	(230)	102,586
Provision for loan losses	4,896	3,981	271	646	1,811	-	11,605
Noninterest income	27,304	25,619	563	304	14,486	(16)	68,260
Depreciation and amortization	5,358	1,806	226	221	287	-	7,898
Other noninterest expense	41,538	31,865	3,114	2,200	15,775	(67)	94,425
Net income before income taxes	19,316	33,625	(1,006)	(1,899)	7,061	(179)	56,918
Income tax expense (benefit)	4,880	9,622	(677)	(689)	2,741	-	15,877
Net income (loss)	$14,436	$24,003	$(329)	$(1,210)	$4,320	$(179)	$41,041

Total assets	$3,449,989	$2,743,175	$197,230	$101,095	$820,843	$(1,042,216)	$6,270,116

Total interest income from affiliates	$5,320	$7	$4	$-	$45	$(5,376)	$-

Total interest income from external customers	$75,614	$71,254	$4,438	$1,838	$13,359	$-	$166,503

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

11.  New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, (SFAS No. 168) The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) to become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will adopt the provisions of SFAS No. 168, when required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The impact on the Company’s financial condition or results of operations is dependent on the extent of any future subsequent events.  The Company performed a review through August 6, 2009, and there were no transactions qualifying as subsequent events.

In April 2009, the FASB issued FASB Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market is inactive; eliminates the presumption that all transactions are distressed unless proven otherwise requiring an entity to base its conclusion on the weight of evidence; and requires an entity to disclose a change in valuation technique resulting from application of the FSP and to quantify its effects, if practicable.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP 157-4 in the second quarter did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are credit losses; requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and at adoption, requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

11. New Accounting Pronouncements (continued)

that the entity will be required to sell the security before recovery.  FSP 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP 115-2 and FSP 124-2 in the second quarter did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP 107-1 and APB 28-1 in the second quarter did not have a material impact on the Company’s financial condition or results of operations.

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

Index

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142.)  The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FSP 142-3 during the first quarter of 2009 did not have a material impact on the Company’s financial condition or results of operations.

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

Index

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

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas.  Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank.  At June 30, 2009, we had total assets of $7.0 billion and employed on a full-time equivalent basis 1,257 persons in Mississippi, 559 persons in Louisiana, 52 persons in Florida and 43 persons in Alabama.

RESULTS OF OPERATIONS

Net income for the second quarter of 2009 totaled $13.7 million, a decrease of $7.2 million, or 34.5%, from the second quarter of 2008.  Diluted earnings per share for the second quarter of 2009 were $0.43, a decrease of $0.23 from the same quarter a year ago.  Return on average assets for the second quarter of 2009 was 0.78% compared to 1.36% for the second quarter of 2008.

Our second quarter net income was significantly impacted by a higher level of net charge-offs due to the ongoing recession and continued rise in unemployment.  Net charge-offs for 2009’s second quarter were $16.0 million, or 1.50 percent of average loans, compared to $2.5 million, or 0.27% of average loans in the second quarter of 2008.  Of the overall increase in net charge-offs of $13.5 million, $11.9 million was reflected in commercial loans and the balance of $1.6 million in consumer loan categories.  The higher level of commercial net charge-offs were largely confined to land development and commercial real estate credits in various parts of our four state footprint.

Our balance sheet showed strong growth this quarter compared to the same quarter a year ago.  Total assets increased $0.8 billion, or 12.4% compared to June 30, 2008.  The growth in assets was organic as we did not record any acquisitions in the past twelve months.  Period-end loans increased $484.9 million, or 12.8%, from the same quarter a year ago.  Period-end deposits increased $635.4 million, or 12.7%, from June 30, 2008.  We also remain very well capitalized with total equity of $630.8 million at June 30, 2009, up $57.4 million, or 10.0%, from June 30, 2008.

Index

Net Interest Income

Net interest income (te) for the second quarter increased $5.0 million, or 9.2 percent, while the net interest margin (te) of 3.78 percent was 13 basis points narrower than the same quarter a year ago.  Growth in average earning assets was strong compared to the same quarter a year ago with an increase of $725.6 million, or 13.0 percent, reflected in higher average loans (up $565.3 million) and short-term investments (up $408.8 million) partially offset by lower securities (down $248.6 million).  With short-term interest rates down significantly from the same quarter a year ago, our loan yield fell 80 basis points, pushing the yield on average earning assets down 77 basis points.  However, total funding costs over the same quarter a year ago were down 64 basis points.

Provision for Loan Losses

The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off.  A specific loan is charged-off when management believes, after considering, among other things, the borrower's financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with our loan portfolio.  We recorded a provision for loan losses of $16.9 million in the second quarter which is a $14.1 million increase in the provision for loan losses compared to $2.8 million for the quarter ended June 30, 2008.  This increase was necessary to adjust the allowance to the level dictated by the Company’s reserving methodologies.  The provision remains elevated due to the ongoing recession and continued rise in unemployment.

Allowance for Loan Losses and Asset Quality

At June 30, 2009, the allowance for loan losses was $63.9 million compared with $61.7 million at December 31, 2008, an increase of $2.2 million.  The increase in the allowance for loan losses through the first six months of 2009 is primarily attributed to both an increased estimated provision for SFAS No. 5 pooled loan loss analysis and an increased specific reserve for SFAS No. 114 impairment across all markets.  Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses.  A detailed description of our methodology was included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  Management believes the June 30, 2009 allowance level is adequate.

Net charge-offs, as a percent of average loans, were 1.50% for the second quarter of 2009, compared to 0.27% in the second quarter of 2008.  The majority of the increase in net charge-offs, as compared to the same time last year, was caused by the weakening local real estate markets, mostly in commercial real estate loans.  Of the overall increase in net charge-offs of $13.5 million, $11.9 million was reflected in commercial loans with the balance of $1.6 million in consumer loan categories.  The higher level of commercial net charge-offs were largely confined to land development and commercial real estate credits and were confined to a relatively small number of credits.

Nonaccrual loans were $34.2 million at June 30, 2009, an increase of $16.1 million, from $18.1 million at June 30, 2008.  This increase is due to the weakening real estate markets across all markets due to the ongoing recession.

Index

The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision.  The ratios are calculated using average loan balances (amounts in thousands).

	At and for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net charge-offs to average loans (annualized)	1.50%	0.27%	1.09%	0.30%

Provision for loan losses to average loans (annualized)	1.59%	0.30%	1.19%	0.63%

Allowance for loan losses to average loans	1.49%	1.44%	1.49%	1.45%

Gross charge-offs	$17,144	$3,968	$25,421	$8,165

Gross recoveries	$1,125	$1,473	$2,285	$2,737

Non-accrual loans	$34,189	$18,106	$34,189	$18,106

Accruing loans 90 days or more past due	$11,435	$6,449	$11,435	$6,449

Noninterest Income

Noninterest income for the second quarter of 2009 was up $2.7 million, or 8%, compared to the same quarter a year ago.  Other income increased $3.5 million mainly due to a $1.8 million increase in other investment income, $1.4 million in gains on the sales of land and $0.4 million received on a legal settlement.  Secondary mortgage market operations were up $1.1 million, or 143%, due to increased volume of secondary market loans.  Because of the historically low rate environment, the refinancing of current loans increased during the first half of 2009.  Offsetting the increases were trust fees (down $0.7 million, or 16%), because of reduced market values of accounts due to poor economic conditions and investment and annuity fees (down $1.0 million, or 38%), because of decreased production and poor economic factors.  Noninterest income for the first six months of 2009 was down $4.7 million, or 7%, compared to the first six months of 2008 for the same reasons stated above additionally offset by a $1.1 million decrease in income from insurance operations that occurred mostly in the first quarter due a decrease in credit life premium production.   Also contributing to the reduction of noninterest income from the first six months of last year were securities transaction gains of $6.0 million in the first quarter of 2008.  We received proceeds from the VISA IPO which resulted in a $2.8 million realized securities gain and we had a $3.2 million net gain for a fair value adjustment up to the point in time of a transfer on trading securities we reclassified from trading  to available for sale because we intended to hold them for a longer period of time.

The components of noninterest income for the three and six months ended June 30, 2009 and 2008 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Service charges on deposit accounts	$11,242	$10,879	$21,745	$21,669
Trust fees	3,855	4,575	7,181	8,751
Credit card merchant discount fees	2,895	2,884	5,463	5,423
Income from insurance operations	4,048	4,259	7,500	8,600
Investment and annuity fees	1,691	2,727	4,551	5,536
ATM fees	1,895	1,757	3,674	3,448
Secondary mortgage market operations	1,827	753	2,985	1,531
Other income	7,051	3,578	10,460	7,224
Securities transactions gains, net	-	426	-	6,078
Total noninterest income	$34,504	$31,838	$63,559	$68,260

Index

Noninterest Expense

Operating expenses for the second quarter of 2009 were $6.0 million, or 12%, higher compared to the same quarter a year ago.  The main increase from the same quarter a year ago was reflected in higher levels of deposit insurance and regulatory fees which were up $5.3 million, or 766%, due to the expiration of the FDIC special credit in the second quarter of 2008 and a $3.4 million FDIC special assessment in the second quarter of 2009. Total personnel expense also increased $1.7 million, or 6%, due to salary increases and increased pension and postretirement expense. There were also some offsets to the increase in operating expenses over the same quarter a year ago.  Legal and professional services expense was down $0.7 million, or 21%, due to reduced audit fees and reduced commissions paid in Magna Insurance Company.  Franchise taxes were down $0.4 million, or 36%, because of refunds received in Magna and Harrison Finance Company. Operating expenses for the first six months of 2009 were $11.7 million, or 11%, higher compared to the first six months of 2008.  As explained above, deposit insurance and regulatory fees increased $6.9 million in addition to an increase of $6.8 million in personnel expenses due to an increase in employees to support increased loan production.  These increases were partially offset by decreases in postage and communications ($0.7 million or 15%), legal and professional services ($0.7 million or 12%) and advertising ($0.8 million or 25%).

The following table presents the components of noninterest expense for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Employee compensation	$22,577	$21,565	$46,238	$41,183
Employee benefits	6,126	5,466	13,240	11,479
Total personnel expense	28,703	27,031	59,478	52,662
Equipment and data processing expense	7,277	7,420	14,456	14,532
Net occupancy expense	5,016	4,702	10,071	9,303
Postage and communications	2,240	2,285	3,926	4,599
Ad valorem and franchise taxes	647	1,010	1,533	2,125
Legal and professional services	2,425	3,083	5,117	5,828
Stationery and supplies	444	551	908	978
Amortization of intangible assets	354	364	709	729
Advertising	1,255	1,446	2,428	3,250
Deposit insurance and regulatory fees	5,962	689	7,945	1,014
Training expenses	81	167	179	353
Other real estate owned expense, net	213	(79)	578	132
Other expense	3,609	3,520	6,736	6,818
Total noninterest expense	$58,226	$52,189	$114,064	$102,323

Income Taxes

For the six months ended June 30, 2009 and 2008, the effective income tax rates were approximately 19% and 28%, respectively.  Because of the reduced level of pretax income in 2009, the tax exempt interest income and the utilization of tax credits had a significant impact on the effective tax rate.  The total amount of tax-exempt income earned during the first six months of 2009 was $10.4 million compared to $8.8 million in the comparable period in 2008.  Tax-exempt income for the six months ended June 30, 2009 consisted of $2.5 million from securities and $7.9 million from loans and leases.  Tax-exempt income for the first six months of 2008 consisted of $3.0 million from securities and $5.8 million from loans and leases.  The total amount of tax credits earned during the first six months of 2009 was $2.6 million compared to $2.0 million in the comparable period in 2008. The source of the tax credits for 2009 resulted from investments in New Market Tax Credits, Qualified Zone Activity Bonds Credits, Work Opportunity Tax Credits, related to hiring individuals in the Go Zone, and Historic Tax Credits.

Index

Selected Financial Data

The following tables contain selected financial data comparing our consolidated results of operations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Per Common Share Data	(In thousands, except per share data)
Earnings per share:
Basic	$0.43	$0.67	$0.87	$1.31
Diluted	$0.43	$0.66	$0.87	$1.29
Cash dividends per share	$0.24	$0.24	$0.48	$0.48
Book value per share (period-end)	$19.82	$18.27	$19.82	$18.27
Weighted average number of shares:
Basic	31,820	31,382	31,812	31,366
Diluted (1)	32,009	31,814	31,973	31,779
Period-end number of shares	31,827	31,386	31,827	31,386
Market data:
High price	$41.19	$45.68	$45.56	$45.68
Low price	$30.12	$38.38	$22.51	$33.45
Period-end closing price	$32.49	$39.29	$32.49	$39.29
Trading volume	17,040	14,527	35,093	31,731

(1) There were no anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2009 and June 30, 2008.

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Performance Ratios	(dollar amounts in thousands)
Return on average assets	0.78%	1.36%	0.79%	1.33%
Return on average common equity	8.67%	14.51%	8.89%	14.32%
Earning asset yield (tax equivalent ("TE"))	5.26%	6.03%	5.26%	6.16%
Total cost of funds	1.48%	2.12%	1.62%	2.30%
Net interest margin (TE)	3.78%	3.91%	3.64%	3.86%
Common equity (period-end) as a percent of total assets (period-end)	8.95%	9.15%	8.95%	9.15%
Leverage ratio (period-end)	8.13%	8.57%	8.13%	8.57%
FTE headcount	1,911	1,903	1,911	1,903

Asset Quality Information
Non-accrual loans	$34,189	$18,106	$34,189	$18,106
Foreclosed assets	$8,884	$1,693	$8,884	$1,693
Total non-performing assets	$43,073	$19,799	$43,073	$19,799
Non-performing assets as a percent of loans and foreclosed assets	1.01%	0.52%	1.01%	0.52%
Accruing loans 90 days past due	$11,435	$6,449	$11,435	$6,449
Accruing loans 90 days past due as a percent of loans	0.27%	0.17%	0.27%	0.17%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	1.27%	0.69%	1.27%	0.69%
Net charge-offs	$16,019	$2,495	$23,136	$5,428
Net charge-offs as a percent of average loans	1.50%	0.27%	1.09%	0.30%
Allowance for loan losses	$63,850	$53,300	$63,850	$53,300
Allowance for loan losses as a percent of period-end loans	1.49%	1.41%	1.49%	1.41%
Allowance for loan losses to NPAs + accruing loans 90 days past due	117.14%	203.06%	117.14%	203.06%
Provision for loan losses	$16,919	$2,787	$25,261	$11,605

Average Balance Sheet
Total loans	$4,277,351	$3,712,005	$4,281,342	$3,675,306
Securities	1,581,966	1,830,533	1,616,417	1,782,765
Short-term investments	466,350	57,518	501,688	128,502
Earning assets	6,325,667	5,600,056	6,399,447	5,586,573
Allowance for loan losses	(63,027)	(53,012)	(62,681)	(50,198)
Other assets	762,972	676,189	767,546	681,306
Total assets	$7,025,612	$6,223,233	$7,104,312	$6,217,681

Noninterest bearing deposits	$955,050	$880,375	$934,542	$869,541
Interest bearing transaction deposits	1,497,395	1,447,301	1,480,194	1,412,006
Interest bearing public fund deposits	1,376,203	946,411	1,437,438	954,290
Time deposits	1,878,473	1,687,218	1,955,770	1,768,022
Total interest bearing deposits	4,752,071	4,080,930	4,873,402	4,134,318
Total deposits	5,707,121	4,961,305	5,807,944	5,003,859
Other borrowed funds	573,739	567,151	555,209	525,847
Other liabilities	108,666	113,096	110,963	111,781
Common stockholders' equity	636,086	581,681	630,196	576,194
Total liabilities & common stockholders' equity	$7,025,612	$6,223,233	$7,104,312	$6,217,681

Index

			Six Months Ended June 30,
			2009	2008
Period-end Balance Sheet			(dollar amounts in thousands)
Commercial/real estate loans			$2,747,048	$2,346,241
Mortgage loans			405,896	410,469
Direct consumer loans			590,742	522,805
Indirect consumer loans			418,595	393,625
Finance company loans			110,375	114,664
Total loans			4,272,656	3,787,804
Loans held for sale			47,194	28,808
Securities			1,596,157	1,796,016
Short-term investments			490,674	9,848
Earning assets			6,406,681	5,622,476
Allowance for loan losses			(63,850)	(53,300)
Other assets			704,484	700,940
Total assets			$7,047,315	$6,270,116

Noninterest bearing deposits			$953,435	$894,544
Interest bearing transaction deposits			1,457,020	1,460,848
Interest bearing public funds deposits			1,316,740	1,003,415
Time deposits			1,929,033	1,662,001
Total interest bearing deposits			4,702,793	4,126,264
Total deposits			5,656,228	5,020,808
Other borrowed funds			638,166	574,981
Other liabilities			122,147	100,922
Common stockholders' equity			630,774	573,405
Total liabilities & common stockholders' equity			$7,047,315	$6,270,116

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Charge-Off Information	(dollar amounts in thousands)
Net charge-offs:
Commercial/real estate loans	$12,524	$600	$17,060	$1,434
Mortgage loans	199	61	376	61
Direct consumer loans	1,226	442	1,825	1,031
Indirect consumer loans	717	681	1,564	1,143
Finance company loans	1,353	711	2,311	1,759
Total net charge-offs	$16,019	$2,495	$23,136	$5,428

Net charge-offs to average loans:
Commercial/real estate loans	1.86%	0.11%	1.28%	0.13%
Mortgage loans	0.18%	0.06%	0.17%	0.03%
Direct consumer loans	0.82%	0.34%	0.61%	0.40%
Indirect consumer loans	0.68%	0.71%	0.74%	0.59%
Finance company loans	4.87%	2.52%	4.13%	3.12%
Total net charge-offs to average net loans	1.50%	0.27%	1.09%	0.30%

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average Balance Sheet Composition	(dollar amounts in thousands)
Percentage of earning assets/funding sources:
Loans	67.62%	66.28%	66.90%	65.79%
Securities	25.01%	32.69%	25.26%	31.91%
Short-term investments	7.37%	1.03%	7.84%	2.30%
Earning assets	100.00%	100.00%	100.00%	100.00%

Noninterest bearing deposits	15.10%	15.72%	14.60%	15.56%
Interest bearing transaction deposits	23.67%	25.84%	23.13%	25.28%
Interest bearing public funds deposits	21.76%	16.90%	22.46%	17.08%
Time deposits	29.69%	30.13%	30.56%	31.65%
Total deposits	90.22%	88.59%	90.75%	89.57%
Other borrowed funds	9.07%	10.13%	8.68%	9.41%
Other net interest-free funding sources	0.71%	1.28%	0.57%	1.02%
Total funding sources	100.00%	100.00%	100.00%	100.00%

Loan mix:
Commercial/real estate loans	63.05%	61.21%	62.89%	61.19%
Mortgage loans	10.57%	11.13%	10.49%	11.05%
Direct consumer loans	13.95%	14.19%	14.04%	14.16%
Indirect consumer loans	9.83%	10.41%	9.94%	10.52%
Finance company loans	2.60%	3.06%	2.64%	3.08%
Total loans	100.00%	100.00%	100.00%	100.00%

Average dollars
Loans	$4,277,351	$3,712,005	$4,281,342	$3,675,306
Securities	1,581,966	1,830,533	1,616,417	1,782,765
Short-term investments	466,350	57,518	501,688	128,502
Earning assets	$6,325,667	$5,600,056	$6,399,447	$5,586,573

Noninterest bearing deposits	$955,050	$880,375	$934,542	$869,541
Interest bearing transaction deposits	1,497,395	1,447,301	1,480,194	1,412,006
Interest bearing public funds deposits	1,376,203	946,411	1,437,438	954,290
Time deposits	1,878,473	1,687,218	1,955,770	1,768,022
Total deposits	5,707,121	4,961,305	5,807,944	5,003,859
Other borrowed funds	573,739	567,151	555,209	525,847
Other net interest-free funding sources	44,807	71,600	36,294	56,867
Total funding sources	$6,325,667	$5,600,056	$6,399,447	$5,586,573

Loans:
Commercial/real estate loans	$2,696,500	$2,272,057	$2,692,553	$2,248,375
Mortgage loans	452,324	413,076	449,050	406,225
Direct consumer loans	596,725	526,752	601,180	520,597
Indirect consumer loans	420,444	386,565	425,675	386,775
Finance company loans	111,358	113,555	112,884	113,334
Total average loans	$4,277,351	$3,712,005	$4,281,342	$3,675,306

Index

The following tables detail the components of our net interest spread and net interest margin.

	Three Months Ended June 30,			Three Months Ended June 30,
	2009			2008
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$35,573	$2,696,500	5.29%	$34,223	$2,272,057	6.05%
Mortgage loans	6,411	452,324	5.67%	6,124	413,076	5.93%
Consumer loans	20,067	1,128,527	7.13%	20,960	1,026,872	8.21%
Loan fees & late charges	188	-	0.00%	(48)	-	0.00%
Total loans (TE)	62,239	4,277,351	5.83%	61,259	3,712,005	6.63%

US treasury securities	46	11,146	1.65%	73	11,364	2.59%
US agency securities	1,699	171,430	3.96%	3,728	335,607	4.44%
CMOs	2,110	167,295	5.04%	1,843	149,640	4.93%
Mortgage backed securities	13,052	1,043,590	5.00%	14,060	1,101,269	5.11%
Municipals (TE)	2,369	160,703	5.90%	2,361	182,571	5.17%
Other securities	340	27,802	4.89%	535	50,081	4.27%
Total securities (TE)	19,616	1,581,966	4.96%	22,600	1,830,532	4.94%

Total short-term investments	1,198	466,350	1.03%	305	57,518	2.13%

Average earning assets yield (TE)	$83,053	$6,325,667	5.26%	$84,164	$5,600,055	6.03%

Interest bearing liabilities
Interest bearing transaction deposits	$1,966	$1,497,395	0.53%	$3,273	$1,447,301	0.91%
Time deposits	13,524	1,878,473	2.89%	16,089	1,687,218	3.84%
Public funds	5,213	1,376,203	1.52%	6,170	946,411	2.62%
Total interest bearing deposits	20,703	4,752,071	1.75%	25,532	4,080,930	2.52%

Total borrowings	2,710	573,739	1.89%	4,041	567,151	2.87%

Total interest bearing liability cost	$23,413	$5,325,810	1.76%	$29,573	$4,648,081	2.56%

Noninterest bearing deposits		955,050			880,375
Other net interest-free funding sources		44,807			71,600

Total Cost of Funds	$23,413	$6,325,667	1.48%	$29,573	$5,600,056	2.12%

Net Interest Spread (TE)	$59,640		3.50%	$54,591		3.47%

Net Interest Margin (TE)	$59,640	$6,325,667	3.78%	$54,591	$5,600,056	3.91%

Index

	Six Months Ended June 30,			Six Months Ended June 30,
	2009			2008
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$70,037	$2,692,553	5.24%	$70,805	$2,248,375	6.33%
Mortgage loans	12,866	449,050	5.73%	12,085	406,225	5.95%
Consumer loans	40,634	1,139,739	7.19%	42,500	1,020,706	8.37%
Loan fees & late charges	533	-	0.00%	68	-	0.00%
Total loans (TE)	124,070	4,281,342	5.83%	125,458	3,675,306	6.86%

US treasury securities	96	11,230	1.73%	190	11,374	3.36%
US agency securities	4,015	198,565	4.04%	9,367	406,619	4.61%
CMOs	4,418	177,541	4.98%	3,571	146,665	4.87%
Mortgage backed securities	26,422	1,044,659	5.06%	25,085	978,861	5.13%
Municipals (TE)	4,654	157,502	5.91%	4,861	188,179	5.17%
Other securities	702	26,920	5.21%	1,093	51,067	4.28%
Total securities (TE)	40,307	1,616,417	4.99%	44,167	1,782,765	4.96%

Total short-term investments	3,069	501,688	1.23%	1,766	128,502	2.76%

Average earning assets yield (TE)	$167,446	$6,399,447	5.26%	$171,391	$5,586,573	6.16%

Interest bearing liabilities
Interest bearing transaction deposits	$4,052	$1,480,194	0.55%	$7,225	$1,412,006	1.03%
Time deposits	30,230	1,955,770	3.12%	36,544	1,768,022	4.16%
Public funds	11,775	1,437,438	1.65%	12,362	954,290	2.61%
Total interest bearing deposits	46,057	4,873,402	1.91%	56,131	4,134,318	2.73%

Total borrowings	5,358	555,209	1.95%	7,786	525,847	2.98%

Total interest bearing liability cost	$51,415	$5,428,611	1.91%	$63,917	$4,660,165	2.76%

Noninterest bearing deposits		934,542			869,541
Other net interest-free funding sources		36,294			56,867

Total Cost of Funds	$51,415	$6,399,447	1.62%	$63,917	$5,586,573	2.30%

Net Interest Spread (TE)	$116,031		3.35%	$107,474		3.40%

Net Interest Margin (TE)	$116,031	$6,399,447	3.64%	$107,474	$5,586,573	3.86%

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts.  Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity.  Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $315 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $150 million.

Index

For the six months ended June 30, 2009, the Company did not sell any securities.

The following liquidity ratios at June 30, 2009 and December 31, 2008 compare certain assets and liabilities to total deposits or total assets:

	June 30,	December 31,
	2009	2008

Total securities to total deposits	28.22%	28.36%

Total loans (net of unearned income) to total deposits	75.54%	71.65%

Interest-earning assets to total assets	90.91%	90.73%

Interest-bearing deposits to total deposits	83.14%	83.77%

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

CAPITAL RESOURCES

We continue to maintain an adequate capital position.  The ratios as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008

Common equity (period-end) as a percent of total assets (period-end)	8.95%	8.50%

Regulatory ratios:

Total capital to risk-weighted assets (1)	12.20%	11.86%

Tier 1 capital to risk-weighted assets (2)	10.98%	10.09%

Leverage capital to average total assets (3)	8.13%	8.06%

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

Index

BALANCE SHEET ANALYSIS

Goodwill

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations.  In accordance with the provisions of SFAS No. 142 Goodwill and Other Intangibles (“SFAS No. 142”), the Company tests its goodwill for impairment annually.  The last test was conducted as of September 30, 2008.  No impairment charges were recognized as of June 30, 2009.  The carrying amount of goodwill was $62.3 million as of June 30, 2009 and December 31, 2008.

Earnings Assets

Earning assets serve as the primary revenue streams for the Company and are comprised of securities, loans, federal funds sold, and securities purchased under resale agreements.  At June 30, 2009, average earning assets were $6.3 billion, or 90% of total assets, compared with $5.6 billion or 90% of total assets at June 30, 2008.  This increase resulted mostly from modest increases in the loan portfolios and short-term investments.

Securities

Our investment in securities was $1.6 billion at June 30, 2009 and $1.7 billion at December 31, 2008.  The vast majority of securities in our portfolio are U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies.   We also maintain portfolios of securities consisting of CMOs and tax-exempt obligations of states and political subdivisions.  The portfolios are designed to enhance liquidity while providing acceptable rates of return.  Therefore, we invest only in high quality securities of investment grade quality and with a target duration, for the overall portfolio, generally between two to five years.  Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of Mississippi, Louisiana, Florida or Alabama counties, parishes and municipalities.

Loans

We held $4.3 billion in loans at June 30, 2009 and at December 31, 2008. Our primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas.  Each loan file is reviewed by the Bank's loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality.  At June 30, 2009, Hancock’s average total loans were $4.3 billion, compared to $3.7 billion at June 30, 2008.  The $565.3 million, or 15%, increase resulted from growth mostly in commercial and real estate loans and due to branch expansions.  Commercial and real estate loans comprised 63% of the average loan portfolio at June 30, 2009 compared to 61% at June 30, 2008.  Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations.

Other Earning Assets

Federal funds sold, CDs in banks, and other short-term investments averaged $466.4 million at June 30, 2009, compared to $57.5 million at June 30, 2008.  The increase was primarily in other short-term investments.  We utilize these products as a short-term investment alternative whenever we have excess liquidity.

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

Index

Deposits

Total deposits were $5.7 billion at June 30, 2009 and $5.9 billion at December 31, 2008.  Average interest bearing deposits at June 30, 2009 were $4.8 billion, an increase of $671.1 million over June 30, 2008.  The increase was primarily in public fund deposits.  We have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions.  We traditionally price our deposits to position competitively within the local market. Deposit flows are controlled primarily through pricing, and to a certain extent, through promotional activities.

Borrowings

Our borrowings consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and other borrowings.  Total borrowings at June 30, 2009 were $627.4 million compared to $506.6 million at December 31, 2008.  The increase was primarily in FHLB advances.

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

At June 30, 2009, we had $833.1 million in unused loan commitments outstanding, of which approximately $628.0 million were at variable rates, with the remainder at fixed rates.  A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower.  Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements.  We continually evaluate each customer's credit worthiness on a case-by-case basis.  Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan.  At June 30, 2009, we had $80.2 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at June 30, 2009 according to expiration date.

			Expiration Date
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(dollars in thousands)

Commitments to extend credit	$833,112	$451,974	$84,425	$71,148	$225,565
Letters of credit	80,156	48,563	14,506	17,087	-
Total	$913,268	$500,537	$98,931	$88,235	$225,565

Our liability associated with letters of credit is not material to our condensed consolidated financial statements.

Index

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

Index

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

Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities.  As of June 30, 2009, the effective duration of the securities portfolio was 2.22 years.  A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 2.87 years, while a reduction in rates of 100 basis points would result in an effective duration of 0.96 years.

In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins.  This measurement is done primarily by running net interest income simulations.  The net interest income simulations run at June 30, 2009 indicate that we are asset sensitive as compared to the stable rate environment.  Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk
Change in	Estimated
interest rate	increase (decrease)
(basis point)	in net interest income

-100	-9.38%
Stable	0.00%
+100	2.99%

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

Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the six month period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the six months ended June 30, 2009.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ Carl J. Chaney
Carl J. Chaney
President & Chief Executive Officer

/s/ John M. Hairston
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer

Date:	August 6, 2009

Index

Index to Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.