Form 10-Q
period 2009-09-30
HANCOCK HOLDING CO
filed 2009-11-05
CIK 750577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

36,822,569 common shares were outstanding as of October 30, 2009 for financial statement purposes.

Hancock Holding Company

Index

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
Cash and due from banks (non-interest bearing)	$142,967	$199,775
Interest-bearing deposits with other banks	16,291	11,355
Federal funds sold	41	175,166
Other short-term investments	359,555	362,895
Trading securities	1,400	2,201
Securities available for sale, at fair value (amortized cost of $1,441,030 and $1,651,499)	1,499,889	1,679,756
Loans held for sale	33,869	22,290
Loans	4,265,124	4,264,149
Less: allowance for loan losses	(63,850)	(61,725)
unearned income	(12,928)	(14,859)
Loans, net	4,188,346	4,187,565
Property and equipment, net of accumulated depreciation of $111,189 and $101,050	198,998	205,912
Other real estate, net	9,644	5,195
Accrued interest receivable	29,494	33,067
Goodwill	62,277	62,277
Other intangible assets, net	5,315	6,363
Life insurance contracts	149,779	144,959
Deferred tax asset, net	-	5,819
Other assets	107,185	62,659

Total assets	$6,805,050	$7,167,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing demand	$912,092	$962,886
Interest-bearing savings, NOW, money market and time	4,508,063	4,968,051
Total deposits	5,420,155	5,930,937
Federal funds purchased	1,200	-
Securities sold under agreements to repurchase	555,094	505,932
Other short-term borrowings	47,000	-
Long-term notes	765	638
Deferred income tax payable	6,105	-
Other liabilities	119,979	120,248
Total liabilities	6,150,298	6,557,755

Stockholders' Equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 31,876,575 and 31,769,679 issued and outstanding, respectively	106,149	105,793
Capital surplus	105,537	101,210
Retained earnings	431,475	411,579
Accumulated other comprehensive loss, net	11,591	(9,083)
Total stockholders' equity	654,752	609,499

Total liabilities and stockholders' equity	$6,805,050	$7,167,254

See notes to unaudited condensed consolidated financial statements.

Index

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$61,146	$62,353	$180,471	$184,376
Securities - taxable	16,643	20,493	53,669	60,508
Securities - tax exempt	1,099	1,203	3,232	3,902
Federal funds sold	-	52	5	1,759
Other investments	870	31	3,934	91
Total interest income	79,758	84,132	241,311	250,636

Interest expense:
Deposits	19,205	25,523	65,262	81,654
Federal funds purchased and securities sold under agreements to repurchase	2,731	3,772	8,064	11,531
Long-term notes and other interest expense	68	62	94	89
Total interest expense	22,004	29,357	73,420	93,274

Net interest income	57,754	54,775	167,891	157,362
Provision for loan losses, net	13,495	8,064	38,756	19,669
Net interest income after provision for loan losses	44,259	46,711	129,135	137,693

Noninterest income:
Service charges on deposit accounts	11,795	11,108	33,540	32,777
Other service charges, commissions and fees	14,248	15,093	42,619	46,851
Securities gains, net	61	(79)	61	5,999
Other income	4,304	3,993	17,748	12,747
Total noninterest income	30,408	30,115	93,968	98,374

Noninterest expense:
Salaries and employee benefits	29,113	28,664	88,590	81,326
Net occupancy expense	5,144	5,188	15,215	14,491
Equipment rentals, depreciation and maintenance	2,397	2,711	7,514	8,405
Amortization of intangibles	354	360	1,064	1,089
Other expense	18,741	18,560	57,430	52,495
Total noninterest expense	55,749	55,483	169,813	157,806

Net income before income taxes	18,918	21,343	53,290	78,261
Income tax expense	3,700	5,338	10,295	21,215
Net income	$15,218	$16,005	$42,995	$57,046
Basic earnings per share	$0.48	$0.51	$1.35	$1.81
Diluted earnings per share	$0.47	$0.50	$1.34	$1.79
Dividends paid per share	$0.24	$0.24	$0.72	$0.72
Weighted avg. shares outstanding-basic	31,857	31,471	31,828	31,402
Weighted avg. shares outstanding-diluted	32,058	31,905	32,003	31,826

See notes to unaudited condensed consolidated financial statements.

Index

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Shares	Common Stock Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance, January 1, 2008	31,294,607	$104,211	$87,122	$377,481	$(14,627)	$554,187
Comprehensive income
Net income per consolidated statements of income	-	-	-	57,046	-	57,046
Net change in unfunded accumulated benefit obligation, net of tax	-	-	-	-	639	639
Net change in fair value of securities available for sale, net of tax	-	-	-	-	(270)	(270)
Comprehensive income						57,415
Change in pension measurement date	-	-	-	(815)	-	(815)
Cash dividends declared ($0.72 per common share)	-	-	-	(22,776)	-	(22,776)
Common stock issued, long-term incentive plan, including income tax benefit of $3,795	407,499	1,357	9,481	-	-	10,838
Compensation expense, long-term incentive plan	-	-	1,986	-	-	1,986
Balance, September 30, 2008	31,702,106	$105,568	$98,589	$410,936	$(14,258)	$600,835

Balance, January 1, 2009	31,769,679	$105,793	$101,210	$411,579	$(9,083)	$609,499
Comprehensive income
Net income per consolidated statements of income	-	-	-	42,995	-	42,995
Net change in unfunded accumulated benefit obligation, net of tax	-	-	-	-	1,360	1,360
Net change in fair value of securities available for sale, net of tax	-	-	-	-	19,314	19,314
Comprehensive income						63,669
Cash dividends declared ($0.72 per common share)	-	-	-	(23,099)	-	(23,099)
Common stock issued, long-term incentive plan, including income tax benefit of $390	106,896	356	1,968	-	-	2,324
Compensation expense, long-term incentive plan	-	-	2,359	-	-	2,359
Balance, September 30, 2009	31,876,575	$106,149	$105,537	$431,475	$11,591	$654,752

See notes to unaudited condensed consolidated financial statements.

Index

Hancock Holding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,995	$57,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,873	11,851
Provision for loan losses	38,756	19,669
Loss in connection with other real estate owned	493	103
Deferred tax benefit	(176)	(3,437)
Increase in cash surrender value of life insurance contracts	(4,820)	(5,393)
Gain on sales/paydowns of securities available for sale, net	(61)	(2,646)
Gain on sale or disposal of other assets	(1,689)	(677)
Gain on sale of loans held for sale	(483)	(474)
Gain on trading securities	-	(3,353)
Net accretion of securities premium/discount	221	1,407
Amortization of mortgage servicing rights	131	161
Amortization of intangible assets	1,063	1,089
Stock-based compensation expense	2,359	1,986
Decrease in accrued interest receivable	3,573	4,753
Increase in accrued expenses	8,713	6,435
Increase in other liabilities	1,597	1,537
Decrease in interest payable	(2,003)	(3,135)
Decrease in policy reserves and liabilities	(7,317)	(9,810)
Decrease in reinsurance receivable	2,467	6,418
Increase in cash collateral on secured repos	(35,600)	-
Increase in federal home loan bank stock	(6,546)	-
Increase in other assets	(3,731)	(5,017)
Proceeds from sale of loans held for sale	286,142	159,076
Originations of loans held for sale	(297,238)	(156,209)
Proceeds from paydowns of securities held for trading	-	7,635
Excess tax benefit from share based payments	(390)	(3,795)
Other, net	654	(197)
Net cash provided by operating activities	40,983	85,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing time deposits	(4,936)	(2,161)
Proceeds from sales of securities available for sale	7,643	3,326
Proceeds from maturities of securities available for sale	503,571	800,357
Purchases of securities available for sale	(303,287)	(857,164)
Proceeds from maturities of short term investments	1,444,998	-
Purchase of short term investments	(1,438,774)	(133,270)
Net (increase) decrease in federal funds sold	175,125	(45,155)
Net increase in loans	(49,409)	(490,582)
Purchases of property and equipment	(5,969)	(19,580)
Proceeds from sales of property and equipment	2,686	1,851
Proceeds from sales of other real estate	4,930	4,673
Net cash (used in) provided by investing activities	336,578	(737,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(510,782)	405,261
Net increase in federal funds purchased and securities sold under agreements to repurchase	50,362	247,195
Proceeds from issuance of short-term notes	985,444	-
Repayment of short-term notes	(938,444)	-
Repayments of long-term notes	(174)	(115)
Dividends paid	(23,099)	(22,776)
Proceeds from exercise of stock options	1,934	7,043
Excess tax benefit from stock option exercises	390	3,795
Net cash (used in) provided by financing activities	(434,369)	640,403
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(56,808)	(12,279)
CASH AND DUE FROM BANKS, BEGINNING	199,775	182,615
CASH AND DUE FROM BANKS, ENDING	$142,967	$170,336
SUPPLEMENTAL INFORMATION:
Restricted stock issued to employees of Hancock	128	560
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$12,521	$5,002
Financed sale of foreclosed property	2,649	400
Transfers from trading securities to available for sale securities	-	190,802
Due from broker sale of securities	-	(61,259)

See notes to unaudited condensed consolidated financial statements.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008.   The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year.

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

During the second quarter, the Company corrected an error within other income that was immaterial to current and prior years and increased net income by approximately $1.1 million after taxes.

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

The Financial Accounting Standards Board (FASB) issued authoritative guidance that establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. The guidance defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Available for sale securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and other debt and equity securities.  Level 2 classified available for sale securities include mortgage-backed debt securities, collateralized mortgage obligations, and state and municipal bonds.

The Company adopted the provisions of the guidance for nonfinancial assets and nonfinancial liabilities on January 1, 2009.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at September 30, 2009 and December 31, 2008.

	As of September 30, 2009
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$147,114	$-	$147,114
Debt securities issued by states of the United States and political subdivisions of the states	-	172,519	172,519
Corporate debt securities	17,144	-	17,144
Residential mortgage-backed securities	-	1,007,406	1,007,406
Collateralized mortgage obligations	-	155,521	155,521
Equity securities	185	-	185
Trading securities:
Equity securities	1,400	-	1,400
Short-term investments	359,555	-	359,555
Loans carried at fair value	-	39,458	39,458
Total assets	$525,398	$1,374,904	$1,900,302
Liabilities
Swaps	$-	$2,479	$2,479
Total Liabilities	$-	$2,479	$2,479

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

2.	Fair Value (continued)

	As of December 31, 2008
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$264,309	$-	$264,309
Debt securities issued by states of the United States and political subdivisions of the states	-	151,805	151,805
Corporate debt securities	25,916	-	25,916
Residential mortgage-backed securities	-	1,041,806	1,041,806
Collateralized mortgage obligations	-	195,771	195,771
Equity securities	149	-	149
Trading securities:
Equity securities	2,201	-	2,201
Short-term investments	362,895	-	362,895
Loans carried at fair value	-	29,232	29,232
Total assets	$655,470	$1,418,614	$2,074,084
Liabilities
Swaps	$-	$4,123	$4,123
Total Liabilities	$-	$4,123	$4,123

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the above table.  Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens or based on recent sales activity for similar assets in the property’s market.  Other real estate owned are level 2 properties recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired.  Fair values are determined by sales agreement or appraisal.  Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market.  The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis at September 30, 2009.

	As of September 30, 2009
	Level 1	Level 2	Net Balance
Assets
Impaired loans	$-	$62,373	$62,373
Other real estate owned	-	9,644	9,644
Total assets	$-	$72,017	$72,017

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

2.	Fair Value (continued)

The following methods and assumptions were used to estimate the fair value regarding disclosures about fair value of financial instruments of each class of financial instruments for which it is practicable to estimate:

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

Deposits – The guidance requires that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, be assigned fair values equal to amounts payable upon demand (carrying amounts).  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased - For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Securities Sold under Agreements to Repurchase, Other Short-term Borrowings and Federal Funds Purchased – For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Notes - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value.  The fair value is estimated by discounting the future contractual cash flows using current market rates at which similar notes over the same remaining term could be obtained.

Commitments - The fair value of loan commitments and letters of credit approximate the fees currently charged for similar agreements or the estimated cost to terminate or otherwise settle similar obligations.  The fees associated with these financial instruments, or the estimated cost to terminate, as applicable are immaterial.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

2.	Fair Value (continued)

The estimated fair values of the Company's financial instruments were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, interest-bearing deposits, federal funds sold	$518,854	$518,854	$749,191	$749,191
Securities and short-term investments	1,501,289	1,501,289	1,681,957	1,681,957
Loans, net of unearned income	4,286,065	4,418,552	4,271,580	4,625,130
Accrued interest receivable	29,494	29,494	33,067	33,067

Financial liabilities:
Deposits	$5,420,155	$5,460,728	$5,930,937	$5,990,883
Federal funds purchased	1,200	1,200	-	-
Securities sold under agreements to repurchase	555,094	555,094	505,932	505,932
Other short-term borrowings	47,000	47,000	-	-
Long-term notes	765	765	638	638
Accrued interest payable	5,320	5,320	6,322	6,322

3.	Loans and Allowance for Loan Losses

Loans, net of unearned income, totaled $4.3 billion at September 30, 2009 compared to $4.2 billion at December 31, 2008.  The Company also held $33.9 million and $22.3 million in loans held for sale at September 30, 2009 and December 31, 2008, respectively, carried at lower of cost or fair value.  These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

In some instances, loans are placed on nonaccrual status.  All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a nonaccrual status.  For such period as a loan is in nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status.  Nonaccrual loans and foreclosed assets, which make up total non-performing assets, amounted to approximately 1.06% and 0.83% of total loans at September 30, 2009 and December 31, 2008, respectively.

The amount of interest that would have been recognized on nonaccrual loans for the three and nine months ended September 30, 2009 was approximately $0.8 million and $2.0 million, respectively.  Interest recovered on nonaccrual loans that were recorded in net income for the three and nine months ended September 30, 2009 was $0.03 million and $0.2 million, respectively.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

The following table presents information on loans evaluated for possible impairment loss:

	September 30, 2009	December 31, 2008
Impaired loans	(In thousands)
Requiring a loss allowance	$31,146	$15,089
Not requiring a loss allowance	39,534	7,015
Total recorded investment in impaired loans	70,680	22,104
Impairment loss allowance required	$8,307	$7,317

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Balance of allowance for loan losses at beginning of period	$63,850	$53,300	$61,725	$47,123
Provision for loan losses, net	13,495	8,064	38,756	19,669
Loans charged-off:
Commercial, real estate and mortgage	10,691	1,821	28,481	3,838
Direct and indirect consumer	2,028	1,522	5,712	4,192
Finance company	1,355	1,100	4,078	3,297
Demand deposit accounts	688	690	1,912	1,972
Total charge-offs	14,762	5,133	40,183	13,299
Recoveries of loans previously charged-off:
Commercial, real estate and mortgage	338	86	692	608
Direct and indirect consumer	472	375	1,334	1,329
Finance company	203	188	615	626
Demand deposit accounts	254	320	911	1,144
Total recoveries	1,267	969	3,552	3,707
Net charge-offs	13,495	4,164	36,631	9,592
Balance of allowance for loan losses at end of period	$63,850	$57,200	$63,850	$57,200

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4.	Earnings Per Share

The Company adopted the FASB’s authoritative guidance regarding the determination of whether instruments granted in share-based payment transactions are participating securities.  This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  This guidance was effective January 1, 2009, and upon adoption the company was required to retrospectively adjust its earnings per share data including any amounts related to interim periods, summaries of earnings and selected financial data.

Following is a summary of the information used in the computation of earnings per common share (in thousands), using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Numerator:

Net income to common shareholders	$15,218	$16,005	$42,995	$57,046

Net income allocated to participating securities -- basic and diluted	47	50	142	151

Net income allocated to common shareholders - basic and diluted	$15,171	$15,955	$42,853	$56,895

Denominator:
Weighted-average common shares - basic	31,857	31,471	31,828	31,402
Dilutive potential common shares	201	434	175	424
Weighted average common shares - diluted	32,058	31,905	32,003	31,826

Earnings per common share:
Basic	$0.48	$0.51	$1.35	$1.81
Diluted	$0.47	$0.50	$1.34	$1.79

There were no anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2009 and September 30, 2008.

5.	Share-Based Payment Arrangements

Stock Option Plans

Hancock maintains incentive compensation plans that incorporate share-based compensation.  These plans have been approved by the Company’s shareholders.  Detailed descriptions of these plans were included in note 10 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  No options were granted in the first nine months of 2009.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

5.	Share-Based Payment Arrangements (Continued)

A summary of option activity under the plans for the nine months ended September 30, 2009, and changes during the nine months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2009	1,013,677	$33.75	6.2
Granted	-	$-
Exercised	(59,958)	$20.99		$1,137
Forfeited or expired	(29,104)	$39.04
Outstanding at September 30, 2009	924,615	$34.42	5.8	$4,670
Exercisable at September 30, 2009	596,404	$30.82	4.5	$4,668
Share options expected to vest	328,211	$40.95	8.1	$-

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $1.1 million and $10.8 million, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2009, and changes during the nine months ended September 30, 2009, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)

Nonvested at January 1, 2009	621,621	$22.59
Granted	27,375	$42.73
Vested	(92,016)	$21.07
Forfeited	(8,438)	$27.10
Nonvested at September 30, 2009	548,542	$23.79

As of September 30, 2009, there was $8.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average period of 3.27 years.  The total fair value of shares which vested during the nine months ended September 30, 2009 and 2008 was $1.9 million and $1.7 million, respectively.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

6.	Retirement Plans

Net periodic benefits cost includes the following components for the three and nine months ended September 30, 2009 and 2008:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$777	$657	$28	$41

Interest cost	1,208	1,129	142	122

Expected return on plan assets	(968)	(1,208)	-	-

Amortization of prior service cost	-	-	(13)	(13)

Amortization of net loss	662	237	74	37

Amortization of transition obligation	-	-	1	1

Net periodic benefit cost	$1,679	$815	$232	$188

	Pension Benefits		Other Post-retirement Benefits
	Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$2,330	$1,970	$85	$122

Interest cost	3,625	3,388	424	367

Expected return on plan assets	(2,904)	(3,623)	-	-

Amortization of prior service cost	-	-	(40)	(40)

Amortization of net loss	1,986	710	222	110

Amortization of transition obligation	-	-	4	4

Net periodic benefit cost	$5,037	$2,445	$695	$563

The Company anticipates that it will contribute $6.4 million to its pension plan and approximately $1.4 million to its post-retirement benefits in 2009.  During the first nine months of 2009, the Company contributed approximately $1.6 million to its pension plan and approximately $0.3 million for post-retirement benefits.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

7.	Other Service Charges, Commission and Fees, and Other Income

Components of other service charges, commission and fees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Trust fees	$4,008	$4,330	$11,189	$13,080
Credit card merchant discount fees	2,845	2,805	8,309	8,229
Income from insurance operations	3,526	3,819	11,026	12,419
Investment and annuity fees	2,007	2,421	6,559	7,957
ATM fees	1,862	1,718	5,536	5,166
Total other service charges, commissions and fees	$14,248	$15,093	$42,619	$46,851

Components of other income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Secondary mortgage market operations	$1,482	$817	$4,467	$2,347
Income from bank owned life insurance	1,322	1,553	4,591	4,577
Outsourced check income	(24)	28	(44)	263
Letter of credit fees	343	312	1,015	852
Gain on sale of property and equipment	14	14	1,374	677
Other	1,167	1,269	6,345	4,031
Total other income	$4,304	$3,993	$17,748	$12,747

8.	Other Expense

Components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Data processing expense	$4,660	$4,709	$13,999	$13,547
Postage and communications	2,313	2,396	6,239	6,995
Ad valorem and franchise taxes	780	622	2,313	2,746
Legal and professional services	2,749	3,447	7,866	9,275
Stationery and supplies	490	366	1,398	1,344
Advertising	1,301	2,187	3,729	5,437
Deposit insurance and regulatory fees	2,335	880	10,279	1,895
Training expenses	116	123	295	476
Other fees	913	1,017	2,909	2,999
Annuity expense	183	231	649	1,345
Claims paid	330	292	907	946
Other expense	2,571	2,290	6,847	5,490
Total other expense	$18,741	$18,560	$57,430	$52,495

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

9.	Income Taxes

The Company adopted the FASB’s authoritative guidance regarding accounting for uncertainty in income taxes on January 1, 2007.  There were no material uncertain tax positions as of September 30, 2009 and December 31, 2008.  The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense.  The interest accrual is considered immaterial to the Company’s consolidated balance sheet as of September 30, 2009 and December 31, 2008.

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

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

10.	Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Three Months Ended September 30, 2009

	MS	LA	FL	AL	Other	Eliminations	Consolidated
Interest income	$34,671	$34,282	$4,332	$2,184	$5,879	$(1,590)	$79,758
Interest expense	13,455	6,929	1,163	657	1,275	(1,475)	22,004
Net interest income	21,216	27,353	3,169	1,527	4,604	(115)	57,754
Provision for loan losses	4,033	3,496	2,708	1,934	1,324	-	13,495
Noninterest income	12,167	11,456	472	572	5,750	(9)	30,408
Depreciation and amortization	2,566	857	127	78	130	-	3,758
Other noninterest expense	21,615	20,692	1,849	1,154	6,706	(25)	51,991
Net income before income taxes	5,169	13,764	(1,043)	(1,067)	2,194	(99)	18,918
Income tax expense (benefit)	(5)	3,911	(606)	(391)	791	-	3,700
Net income (loss)	$5,174	$9,853	$(437)	$(676)	$1,403	$(99)	$15,218

Total assets	$3,543,470	$2,836,119	$484,083	$168,974	$910,594	$(1,138,190)	$6,805,050

Total interest income from affiliates	$1,590	$-	$-	$-	$-	$(1,590)	$-

Total interest income from external customers	$33,081	$34,282	$4,332	$2,184	$5,879	$-	$79,758

	Three Months Ended September 30, 2008

	MS	LA	FL	AL	Other	Eliminations	Consolidated
Interest income	$39,458	$37,316	$2,384	$1,473	$6,574	$(3,073)	$84,132
Interest expense	17,474	11,731	1,196	675	1,239	(2,958)	29,357
Net interest income	21,984	25,585	1,188	798	5,335	(115)	54,775
Provision for loan losses	1,732	3,686	1,285	355	1,006	-	8,064
Noninterest income	14,551	9,660	320	176	5,417	(9)	30,115
Depreciation and amortization	2,714	881	133	78	144	-	3,950
Other noninterest expense	23,649	18,055	1,917	1,247	6,690	(25)	51,533
Net income before income taxes	8,440	12,623	(1,827)	(706)	2,912	(99)	21,343
Income tax expense (benefit)	1,964	3,331	(713)	(261)	1,017	-	5,338
Net income (loss)	$6,476	$9,292	$(1,114)	$(445)	$1,895	$(99)	$16,005

Total assets	$3,676,308	$2,875,801	$229,917	$130,568	$849,616	$(1,017,448)	$6,744,762

Total interest income from affiliates	$3,070	$-	$-	$-	$3	$(3,073)	$-

Total interest income from external customers	$36,388	$37,316	$2,384	$1,473	$6,571	$-	$84,132

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

10.	Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Nine Months Ended September 30, 2009

	MS	LA	FL	AL	Other	Eliminations	Consolidated
Interest income	$104,994	$104,023	$12,562	$6,180	$18,203	$(4,651)	$241,311
Interest expense	44,505	23,164	4,154	2,128	3,775	(4,306)	73,420
Net interest income	60,489	80,859	8,408	4,052	14,428	(345)	167,891
Provision for loan losses	10,534	12,745	5,355	5,786	4,336	-	38,756
Noninterest income	40,290	31,598	1,164	1,190	19,753	(27)	93,968
Depreciation and amortization	8,261	2,601	381	233	396	-	11,872
Other noninterest expense	64,561	61,951	5,882	3,975	21,646	(74)	157,941
Net income before income taxes	17,423	35,160	(2,046)	(4,752)	7,803	(298)	53,290
Income tax expense (benefit)	1,261	9,514	(1,647)	(1,715)	2,882	-	10,295
Net income (loss)	$16,162	$25,646	$(399)	$(3,037)	$4,921	$(298)	$42,995

Total assets	$3,543,470	$2,836,119	$484,083	$168,974	$910,594	$(1,138,190)	$6,805,050

Total interest income from affiliates	$4,630	$-	$9	$-	$12	$(4,651)	$-

Total interest income from external customers	$100,364	$104,023	$12,553	$6,180	$18,191	$-	$241,311

	Nine Months Ended September 30, 2008
	MS	LA	FL	AL	Other	Eliminations	Consolidated
Interest income	$120,392	$108,577	$6,826	$3,311	$19,979	$(8,449)	$250,636
Interest expense	54,604	37,334	3,596	1,649	4,195	(8,104)	93,274
Net interest income	65,788	71,243	3,230	1,662	15,784	(345)	157,362
Provision for loan losses	6,628	7,666	1,556	1,002	2,817	-	19,669
Noninterest income	41,855	35,280	883	481	19,900	(25)	98,374
Depreciation and amortization	8,072	2,687	358	299	435	-	11,851
Other noninterest expense	65,186	49,921	5,031	3,447	22,461	(91)	145,955
Net income before income taxes	27,757	46,249	(2,832)	(2,605)	9,971	(279)	78,261
Income tax expense (benefit)	6,844	12,954	(1,391)	(950)	3,758	-	21,215
Net income (loss)	$20,913	$33,295	$(1,441)	$(1,655)	$6,213	$(279)	$57,046

Total assets	$3,676,308	$2,875,801	$229,917	$130,568	$849,616	$(1,017,448)	$6,744,762

Total interest income from affiliates	$8,389	$8	$4	$-	$48	$(8,449)	$-

Total interest income from external customers	$112,003	$108,569	$6,822	$3,311	$19,931	$-	$250,636

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

11.	New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued guidance that permits companies to determine the fair value of a liability using the perspective of an investor that holds the related obligation as an asset.  In the absence of a quoted market price in an active market for an identical liability, which generally would not be available because liabilities are not exchange-traded as liabilities, companies may apply approaches that use the quoted price of an investment in the identical liability or similar liabilities traded as assets or other valuation techniques consistent with the fair value measurement principles.  The new guidance is effective for interim and annual periods beginning after August 26, 2009, and applies to all fair value measurements of liabilities required by generally accepted accounting principles.  The adoption of the guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued authoritative guidance for the FASB accounting standards codification (Codification) and the hierarchy of generally accepted accounting principles (U.S. GAAP). The guidance establishes the Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The guidance and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of the guidance, as required, and determined that the impact to the Company’s financial condition or results of operations was immaterial.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The impact on the Company’s financial condition or results of operations is dependent on the extent of any future subsequent events.  See Note 12 for disclosure of the Company’s stock offering that occurred on October 26, 2009.  The Company performed a review through November 5, 2009, and determined that the stock offering was the only transaction that met the criteria of a subsequent event.

In April 2009, the FASB issued guidance determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market is inactive; eliminates the presumption that all transactions are distressed unless proven otherwise requiring an entity to base its conclusion on the weight of evidence; and requires an entity to disclose a change in valuation technique resulting from application of the guidance and to quantify its effects, if practicable.  The guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of the guidance in the second quarter did not have a material impact on the Company’s financial condition or results of operations.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

11.	New Accounting Pronouncements (continued)

In April 2009, the FASB issued authoritative guidance regarding recognition and presentation of other-than-temporary impairments that changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are credit losses; requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and at adoption, requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery.  The authoritative guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of the guidance in the second quarter did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued guidance for interim disclosures about fair value of financial instruments.  Under this guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  The guidance is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of the guidance in the second quarter did not have a material impact on the Company’s financial condition or results of operations.

In February 2009, the FASB issued authoritative guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, that amends provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  The guidance is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact on the Company’s financial condition or results of operations is dependent on the extent of future business combinations.

In January 2009, FASB issued guidance to replace the requirement to use market participant assumptions when determining future cash flows and, instead, requires an assessment of whether it is probable that there has been an adverse change in estimated cash flows.  It requires an entity to consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts when developing estimates of future cash flows.  The guidance is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  The adoption of the guidance did not have a material impact on the Company’s financial condition or results of operations.

Index

Hancock Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

11.	New Accounting Pronouncements (continued)

In December 2008, the FASB issued authoritative guidance for employers’ disclosures about postretirement benefit plan assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period; and significant concentrations on risk within plan assets.  The guidance is effective for fiscal years ending after December 15, 2009.  The Company is assessing the impact of adopting the guidance, but does not expect the impact to be material to the Company’s financial condition or results of operations.

In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data including any amounts related to interim periods, summaries of earnings and selected financial data.  The adoption of the guidance during the first quarter of 2009 did not have a material impact on the Company’s financial condition or results of operations.

In April 2008, the FASB issued authoritative guidance for the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance for determining goodwill and other intangible assets.  The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under U.S. generally accepted accounting principles.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of the guidance during the first quarter of 2009 did not have a material impact on the Company’s financial condition or results of operations.

In February 2008, the FASB issued authoritative guidance which deferred the effective date for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and was effective January 1, 2009.  The adoption of the guidance during the first quarter of 2009 did not have a material impact on the Company’s financial condition or results of operations.

12.	Subsequent Event

On October 26, 2009, the Company issued and sold 4,945,000 shares of the Company’s common stock, pursuant to an underwritten public offering.  This amount included 645,000 shares issued pursuant to the exercise of the underwriters’ over-allotment option.  Gross proceeds of the sale of the stock totaled $175.5 million.  Net proceeds after discounts and estimated expenses totaled $167.3 million.

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

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas.  Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank.  At September 30, 2009, we had total assets of $6.8 billion and employed on a full-time equivalent basis 1,252 persons in Mississippi, 562 persons in Louisiana, 50 persons in Florida and 39 persons in Alabama.

RESULTS OF OPERATIONS

Net income for the third quarter of 2009 totaled $15.2 million, a decrease of $0.8 million, or 4.9%, from the third quarter of 2008.  Diluted earnings per share for the third quarter of 2009 were $0.47, a decrease of $0.03 from the same quarter a year ago.  Return on average assets for the third quarter of 2009 was 0.87% compared to 1.00% for the third quarter of 2008.

Our third quarter net income was significantly impacted by a higher level of net charge-offs and non-performing assets due to the ongoing recession and continued rise in unemployment.  Net charge-offs for 2009’s third quarter were $13.5 million, or 1.24 percent of average loans, compared to $4.2 million, or 0.42% of average loans in the third quarter of 2008.  Of the overall increase in net charge-offs of $9.3 million, $8.6 million was reflected in commercial loans and the balance of $0.7 million in consumer loan categories.  The higher level of commercial net charge-offs were largely confined to land development and commercial real estate credits in various parts of our four state footprint.  Non-performing assets increased $21.3 million while other real estate owned increased $7.6 million from the third quarter of 2008.

Total assets increased $60.3 million, or 0.9% compared to September 30, 2008.  Period-end loans increased $179.3 million, or 4.4%, from the same quarter a year ago.  Period-end deposits increased $5.4 million, or 0.1%, from September 30, 2008.  We also remain very well capitalized with total equity of $654.8 million at September 30, 2009, up $53.9 million, or 9.0%, from September 30, 2008.

Index

Net Interest Income

Net interest income (te) for the third quarter increased $3.3 million, or 5.8 percent, while the net interest margin (te) of 3.86 percent was 13 basis points narrower than the same quarter a year ago.  Growth in average earning assets was strong compared to the same quarter a year ago with an increase of $519.3 million, or 9.0 percent, reflected in higher average loans (up $348.4 million) and short-term investments (up $457.9 million) partially offset by lower securities (down $286.9 million).  With short-term interest rates down significantly from the same quarter a year ago, our loan yield fell 61 basis points, pushing the yield on average earning assets down 76 basis points.  However, total funding costs over the same quarter a year ago were down 64 basis points.

Provision for Loan Losses

The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off.  A specific loan is charged-off when management believes, after considering, among other things, the borrower's financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with our loan portfolio.  We recorded a provision for loan losses of $13.5 million in the third quarter which is a $5.4 million increase in the provision for loan losses compared to $8.1 million for the quarter ended September 30, 2008.  This increase was necessary to adjust the allowance to the level dictated by the Company’s reserving methodologies.  The provision remains elevated due to the ongoing recession and continued rise in unemployment.

Allowance for Loan Losses and Asset Quality

At September 30, 2009, the allowance for loan losses was $63.9 million compared with $61.7 million at December 31, 2008, an increase of $2.2 million.  The increase in the allowance for loan losses through the first nine months of 2009 is primarily attributed to an increased estimated provision for pooled loan loss analysis based on our historical charge-off, delinquency, and non-accrual quarterly history.  We do not offer subprime home mortgage loans, and therefore, our increased reserve is not associated with those high risk loans.  The only higher risk loans we offer are through our finance company but those loans are immaterial to our loan portfolio.    Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses.  Within the allowance for loan losses modeling, adequate segregation of geographic and specific loan types are documented and analyzed for appropriate risk metrics.  We maintain a continuous credit quality policy that establishes acceptable loan-to-value thresholds on the front end underwriting process.  Residential home values are continuously monitored by each market.  As of September 30, 2009, mortgage real estate loans were approximately 11.42% of the total loan portfolio (excluding loans held for sale).  A detailed description of our methodology was included in our annual report on Form 10-K for the year ended December 31, 2008.  Management believes the September 30, 2009 allowance level is adequate.

Net charge-offs, as a percent of average loans, were 1.24% for the third quarter of 2009, compared to 0.42% in the third quarter of 2008.  The majority of the increase in net charge-offs, as compared to the same time last year, was caused by the weakening local real estate markets, mostly in commercial real estate loans.  Of the overall increase in net charge-offs of $27.0 million, $24.2 million was reflected in commercial loans, $2.5 million in consumer loan categories, with the balance of $0.3 million in mortgage loans.  The higher level of commercial net charge-offs were largely confined to land development and commercial real estate credits across all markets.

Nonaccrual loans were $35.6 million at September 30, 2009, an increase of $13.7 million, from $21.9 million at September 30, 2008.  This increase is due to the weakening real estate markets across all markets due to the ongoing recession.

Index

The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision.  The ratios are calculated using average loan balances (amounts in thousands).

	At and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net charge-offs to average loans (annualized)	1.24%	0.42%	1.14%	0.34%
Provision for loan losses to average loans (annualized)	1.24%	0.81%	1.21%	0.70%
Allowance for loan losses to average loans	1.48%	1.45%	1.49%	1.52%
Gross charge-offs	$14,762	$5,133	$40,183	$13,299
Gross recoveries	$1,267	$969	$3,552	$3,707
Non-accrual loans	$35,558	$21,875	$35,558	$21,875
Accruing loans 90 days or more past due	$7,766	$6,082	$7,766	$6,082

Noninterest Income

Noninterest income for the third quarter of 2009 was up $0.3 million, or 1%, compared to the same quarter a year ago.  Service charges on deposit accounts were up $0.7 million, or 6% because of increased overdrafts and secondary mortgage market operations income was up $0.7 million, or 81% due to increased volume of secondary market loans.  Because of the historically low rate environment, the refinancing of current loans increased during the first nine months of 2009.  These increases were partially offset by decreases in investment and annuity fees (down $0.4 million or 17%) because of decreased production, and trust fees (down $0.3 million or 7%) because of reduced market values of accounts due to poor economic conditions.  Noninterest income for the first nine months of 2009 was down $4.4 million, or 5%, compared to the first nine months of 2008 for the same reasons stated above additionally offset by a $1.4 million decrease in income from insurance operations that occurred mostly in the first quarter due to a decrease in credit life premium production.   Also contributing to the reduction of noninterest income from the first nine months of last year were securities transaction gains of $6.0 million in the first quarter of 2008.  We received proceeds from the VISA IPO which resulted in a $2.8 million realized securities gain and we had a $3.2 million net gain for a fair value adjustment of a transfer on trading securities we reclassified from trading  to available for sale because we intended to hold them for a longer period of time.

The components of noninterest income for the three and nine months ended September 30, 2009 and 2008 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Service charges on deposit accounts	$11,795	$11,108	$33,540	$32,777
Trust fees	4,008	4,330	11,189	13,080
Credit card merchant discount fees	2,845	2,805	8,309	8,229
Income from insurance operations	3,526	3,819	11,026	12,419
Investment and annuity fees	2,007	2,421	6,559	7,957
ATM fees	1,862	1,718	5,536	5,166
Secondary mortgage market operations	1,482	817	4,467	2,347
Income from bank owned life insurance	1,322	1,553	4,591	4,577
Outsourced check income	(24)	28	(44)	263
Letter of credit fees	343	312	1,015	852
Gain on sale of property and equipment	14	14	1,374	677
Other income	1,167	1,269	6,345	4,031
Securities transactions gains, net	61	(79)	61	5,999
Total noninterest income	$30,408	$30,115	$93,968	$98,374

Index

Noninterest Expense

Operating expenses for the third quarter of 2009 were $0.3 million, or 0.5%, higher compared to the same quarter a year ago.  The main increase from the same quarter a year ago was reflected in higher levels of deposit insurance and regulatory fees which were up $1.5 million, or 165%, due to a higher FDIC assessment rate and increased fees due to insurance on noninterest bearing transaction accounts. Total personnel expense also increased $0.5 million, or 2%, due to increased pension and postretirement expense. There were also some offsets to the increase in operating expenses over the same quarter a year ago.  Legal and professional services expense was down $0.7 million, or 20%, due to a reduction in other professional services and reduced commissions paid in Magna Insurance Company and advertising expense was down $0.9 million, or 41%.  Operating expenses for the first nine months of 2009 were $12.0 million, or 8%, higher compared to the first nine months of 2008.  Deposit insurance and regulatory fees increased $8.4 million due to a $3.4 million FDIC special assessment in the second quarter of 2009 and increased fees due to insurance on noninterest bearing transaction accounts.  Personnel expense increased $7.3 million primarily to lower deferrals of salary loan origination costs and increased pension expense.  These increases were partially offset by decreases in advertising ($1.7 million or 31%), legal and professional services ($1.4 million or 15%) and postage and communication ($0.8 million or 11%).

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Employee compensation	$22,688	$24,392	$68,926	$65,575
Employee benefits	6,425	4,272	19,664	15,751
Total personnel expense	29,113	28,664	88,590	81,326
Equipment and data processing expense	7,057	7,420	21,513	21,952
Net occupancy expense	5,144	5,188	15,215	14,491
Postage and communications	2,313	2,396	6,239	6,995
Ad valorem and franchise taxes	780	622	2,313	2,746
Legal and professional services	2,749	3,447	7,866	9,275
Stationery and supplies	490	366	1,398	1,344
Amortization of intangible assets	354	360	1,064	1,089
Advertising	1,301	2,187	3,729	5,437
Deposit insurance and regulatory fees	2,335	880	10,279	1,895
Training expenses	116	123	295	476
Other real estate owned expense, net	307	265	885	397
Insurance expense	492	421	1,400	1,595
Other fees	913	1,017	2,909	2,999
Non loan charge-offs	729	81	953	288
Other expense	1,556	2,046	5,165	5,501
Total noninterest expense	$55,749	$55,483	$169,813	$157,806

Index

Income Taxes

For the nine months ended September 30, 2009 and 2008, the effective income tax rates were approximately 19% and 27%, respectively.  Because of the reduced level of pretax income in 2009, the tax exempt interest income and the utilization of tax credits had a significant impact on the effective tax rate.  The total amount of tax-exempt income earned during the first nine months of 2009 was $15.6 million compared to $13.5 million in the comparable period in 2008.  Tax-exempt income for the nine months ended September 30, 2009 consisted of $3.8 million from securities and $11.8 million from loans and leases.  Tax-exempt income for the first nine months of 2008 consisted of $4.4 million from securities and $9.1 million from loans and leases.  The total amount of tax credits earned during the first nine months of 2009 was $3.3 million compared to $2.3 million in the comparable period in 2008. The source of the tax credits for 2009 resulted from investments in New Market Tax Credits, Qualified Zone Activity Bonds Credits, Work Opportunity Tax Credits, related to hiring individuals in the Go Zone, and Historic Tax Credits.

Selected Financial Data

The following tables contain selected financial data comparing our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Per Common Share Data	(In thousands, except per share data)
Earnings per share:
Basic	$0.48	$0.51	$1.35	$1.81
Diluted	$0.47	$0.50	$1.34	$1.79
Cash dividends per share	$0.24	$0.24	$0.72	$0.72
Book value per share (period-end)	$20.54	$18.95	$20.54	$18.95
Weighted average number of shares:
Basic	31,857	31,471	31,828	31,402
Diluted (1)	32,058	31,905	32,003	31,826
Period-end number of shares	31,877	31,702	31,877	31,702
Market data:
High price	$42.38	$68.42	$45.56	$68.42
Low price	$29.90	$33.34	$22.51	$33.34
Period-end closing price	$37.57	$51.00	$37.57	$51.00
Trading volume	11,676	23,562	46,790	55,296

(1)	There were no anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2009 and September 30, 2008.

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Performance Ratios	(dollar amounts in thousands)
Return on average assets	0.87%	1.00%	0.81%	1.22%
Return on average common equity	9.38%	10.90%	9.06%	13.16%
Earning asset yield (tax equivalent ("TE"))	5.26%	6.02%	5.26%	6.11%
Total cost of funds	1.39%	2.03%	1.54%	2.21%
Net interest margin (TE)	3.86%	3.99%	3.71%	3.90%
Common equity (period-end) as a percent of total assets (period-end)	9.62%	8.91%	9.62%	8.91%
Leverage ratio (period-end)	8.33%	8.66%	8.33%	8.66%
FTE headcount	1,903	1,941	1,903	1,941

Asset Quality Information
Non-accrual loans	$35,558	$21,875	$35,558	$21,875
Foreclosed assets	$9,775	$2,197	$9,775	$2,197
Total non-performing assets	$45,333	$24,072	$45,333	$24,072
Non-performing assets as a percent of loans and foreclosed assets	1.06%	0.59%	1.06%	0.59%
Accruing loans 90 days past due	$7,766	$6,082	$7,766	$6,082
Accruing loans 90 days past due as a percent of loans	0.18%	0.15%	0.18%	0.15%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	1.25%	0.74%	1.25%	0.74%
Net charge-offs	$13,495	$4,164	$36,631	$9,592
Net charge-offs as a percent of average loans	1.24%	0.42%	1.14%	0.34%
Allowance for loan losses	$63,850	$57,200	$63,850	$57,200
Allowance for loan losses as a percent of period-end loans	1.50%	1.40%	1.50%	1.40%
Allowance for loan losses to NPAs + accruing loans 90 days past due	120.25%	189.69%	120.25%	189.69%
Provision for loan losses	$13,495	$8,064	$38,756	$19,669

Average Balance Sheet
Total loans	$4,301,651	$3,953,235	$4,288,186	$3,768,626
Securities	1,478,755	1,765,702	1,570,025	1,777,036
Short-term investments	486,035	28,161	496,413	94,810
Earning assets	6,266,441	5,747,098	6,354,624	5,640,472
Allowance for loan losses	(63,850)	(54,786)	(63,075)	(51,739)
Other assets	774,676	682,316	769,949	681,645
Total assets	$6,977,267	$6,374,628	$7,061,498	$6,270,378

Noninterest bearing deposits	$931,188	$869,881	$933,412	$869,655
Interest bearing transaction deposits	1,459,377	1,408,013	1,473,179	1,410,665
Interest bearing public fund deposits	1,223,272	1,062,127	1,365,265	990,498
Time deposits	1,946,975	1,763,609	1,952,805	1,766,541
Total interest bearing deposits	4,629,624	4,233,749	4,791,249	4,167,704
Total deposits	5,560,812	5,103,630	5,724,661	5,037,359
Other borrowed funds	655,556	587,939	589,025	546,695
Other liabilities	117,326	98,913	113,108	107,460
Common stockholders' equity	643,573	584,146	634,704	578,864
Total liabilities & common stockholders' equity	$6,977,267	$6,374,628	$7,061,498	$6,270,378

Index

	Nine Months Ended September 30,
	2009	2008
Period-end Balance Sheet	(dollar amounts in thousands)
Commercial/real estate loans	$2,740,722	$2,547,732
Mortgage loans	402,930	421,254
Direct consumer loans	598,291	556,548
Indirect consumer loans	400,459	430,414
Finance company loans	109,794	116,995
Total loans	4,252,196	4,072,943
Loans held for sale	33,869	16,565
Securities	1,501,289	1,659,423
Short-term investments	375,887	306,866
Earning assets	6,163,241	6,055,797
Allowance for loan losses	(63,850)	(57,200)
Other assets	705,659	746,165
Total assets	$6,805,050	$6,744,762

Noninterest bearing deposits	$912,092	$866,414
Interest bearing transaction deposits	1,453,032	1,371,400
Interest bearing public funds deposits	1,108,164	1,231,529
Time deposits	1,946,867	1,945,452
Total interest bearing deposits	4,508,063	4,548,381
Total deposits	5,420,155	5,414,795
Other borrowed funds	614,751	635,069
Other liabilities	115,392	94,063
Common stockholders' equity	654,752	600,835
Total liabilities & common stockholders' equity	$6,805,050	$6,744,762

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Charge-Off Information	(dollar amounts in thousands)
Net charge-offs:
Commercial/real estate loans	$10,176	$1,556	$27,236	$2,990
Mortgage loans	177	179	553	240
Direct consumer loans	821	650	2,646	1,680
Indirect consumer loans	1,169	867	2,733	2,011
Finance company loans	1,152	912	3,463	2,671
Total net charge-offs	$13,495	$4,164	$36,631	$9,592

Net charge-offs to average loans:
Commercial/real estate loans	1.47%	0.25%	1.34%	0.17%
Mortgage loans	0.16%	0.17%	0.17%	0.08%
Direct consumer loans	0.54%	0.47%	0.59%	0.42%
Indirect consumer loans	1.13%	0.84%	0.87%	0.68%
Finance company loans	4.15%	3.12%	4.14%	3.12%
Total net charge-offs to average net loans	1.24%	0.42%	1.14%	0.34%

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average Balance Sheet Composition	(dollar amounts in thousands)
Percentage of earning assets/funding sources:
Loans	68.64%	68.79%	67.48%	66.81%
Securities	23.60%	30.72%	24.71%	31.51%
Short-term investments	7.76%	0.49%	7.81%	1.68%
Earning assets	100.00%	100.00%	100.00%	100.00%

Noninterest bearing deposits	14.86%	15.14%	14.70%	15.42%
Interest bearing transaction deposits	23.29%	24.50%	23.18%	25.01%
Interest bearing public funds deposits	19.52%	18.48%	21.48%	17.56%
Time deposits	31.07%	30.68%	30.73%	31.32%
Total deposits	88.74%	88.80%	90.09%	89.31%
Other borrowed funds	10.46%	10.23%	9.27%	9.69%
Other net interest-free funding sources	0.80%	0.97%	0.64%	1.00%
Total funding sources	100.00%	100.00%	100.00%	100.00%

Loan mix:
Commercial/real estate loans	63.68%	62.06%	63.16%	61.49%
Mortgage loans	10.20%	10.82%	10.39%	10.97%
Direct consumer loans	14.03%	13.81%	14.04%	14.04%
Indirect consumer loans	9.53%	10.37%	9.80%	10.47%
Finance company loans	2.56%	2.94%	2.61%	3.03%
Total loans	100.00%	100.00%	100.00%	100.00%

Average dollars
Loans	$4,301,651	$3,953,235	$4,288,186	$3,768,626
Securities	1,478,755	1,765,702	1,570,025	1,777,036
Short-term investments	486,035	28,161	496,413	94,810
Earning assets	$6,266,441	$5,747,098	$6,354,624	$5,640,472

Noninterest bearing deposits	$931,188	$869,881	$933,412	$869,655
Interest bearing transaction deposits	1,459,377	1,408,013	1,473,179	1,410,665
Interest bearing public funds deposits	1,223,272	1,062,127	1,365,265	990,498
Time deposits	1,946,975	1,763,609	1,952,805	1,766,541
Total deposits	5,560,812	5,103,630	5,724,661	5,037,359
Other borrowed funds	655,556	587,939	589,025	546,695
Other net interest-free funding sources	50,073	55,529	40,938	56,418
Total funding sources	$6,266,441	$5,747,098	$6,354,624	$5,640,472

Loans:
Commercial/real estate loans	$2,739,518	$2,453,154	$2,708,380	$2,317,134
Mortgage loans	438,659	427,752	445,549	413,453
Direct consumer loans	603,394	546,079	601,926	529,153
Indirect consumer loans	410,035	410,110	420,404	394,610
Finance company loans	110,045	116,140	111,927	114,276
Total average loans	$4,301,651	$3,953,235	$4,288,186	$3,768,626

Index

The following tables detail the components of our net interest spread and net interest margin.

	Three Months Ended September 30,			Three Months Ended September 30,
	2009			2008
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$36,909	$2,739,518	5.35%	$36,289	$2,453,154	5.89%
Mortgage loans	6,334	438,659	5.78%	6,366	427,752	5.95%
Consumer loans	20,086	1,123,474	7.09%	21,237	1,072,329	7.88%
Loan fees & late charges	224	-	0.00%	455	-	0.00%
Total loans (TE)	63,553	4,301,651	5.87%	64,347	3,953,235	6.48%

US treasury securities	60	11,007	2.16%	53	11,334	1.86%
US agency securities	1,384	134,487	4.12%	3,751	333,434	4.50%
CMOs	1,968	153,511	5.13%	1,786	141,355	5.05%
Mortgage backed securities	12,278	983,394	4.99%	13,917	1,066,233	5.22%
Municipals (TE)	2,295	169,893	5.40%	2,280	163,796	5.57%
Other securities	349	26,463	5.27%	557	49,550	4.50%
Total securities (TE)	18,334	1,478,755	4.96%	22,344	1,765,702	5.06%

Total short-term investments	870	486,035	0.71%	83	28,161	1.18%

Average earning assets yield (TE)	$82,757	$6,266,441	5.26%	$86,774	$5,747,098	6.02%

Interest bearing liabilities
Interest bearing transaction deposits	$1,605	$1,459,377	0.44%	$3,193	$1,408,013	0.90%
Time deposits	13,543	1,946,975	2.76%	15,579	1,763,609	3.51%
Public funds	4,057	1,223,272	1.32%	6,750	1,062,127	2.53%
Total interest bearing deposits	19,205	4,629,624	1.65%	25,522	4,233,749	2.40%

Total borrowings	2,799	655,556	1.69%	3,835	587,939	2.59%

Total interest bearing liability cost	$22,004	$5,285,180	1.65%	$29,357	$4,821,688	2.42%

Noninterest bearing deposits		931,188			869,881
Other net interest-free funding sources		50,073			55,529

Total Cost of Funds	$22,004	$6,266,441	1.39%	$29,357	$5,747,098	2.03%

Net Interest Spread (TE)	$60,753		3.60%	$57,417		3.60%

Net Interest Margin (TE)	$60,753	$6,266,441	3.86%	$57,417	$5,747,098	3.99%

Index

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2009			2008
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate

Average earning assets
Commercial & real estate loans (TE)	$106,946	$2,708,380	5.28%	$107,094	$2,317,134	6.17%
Mortgage loans	19,200	445,549	5.75%	18,451	413,453	5.95%
Consumer loans	60,720	1,134,257	7.16%	63,737	1,038,039	8.20%
Loan fees & late charges	757	-	0.00%	523	-	0.00%
Total loans (TE)	187,623	4,288,186	5.84%	189,805	3,768,626	6.73%

US treasury securities	156	11,155	1.88%	243	11,361	2.86%
US agency securities	5,399	176,971	4.07%	13,118	382,046	4.58%
CMOs	6,387	169,443	5.03%	5,356	144,882	4.93%
Mortgage backed securities	38,699	1,024,012	5.04%	39,002	1,008,197	5.16%
Municipals (TE)	6,949	161,678	5.73%	7,141	179,992	5.29%
Other securities	1,051	26,766	5.21%	1,650	50,558	4.35%
Total securities (TE)	58,641	1,570,025	4.98%	66,510	1,777,036	4.99%

Total short-term investments	3,939	496,413	1.06%	1,850	94,810	2.61%

Average earning assets yield (TE)	$250,203	$6,354,624	5.26%	$258,165	$5,640,472	6.11%

Interest bearing liabilities
Interest bearing transaction deposits	$5,657	$1,473,179	0.51%	$10,418	$1,410,665	0.99%
Time deposits	43,772	1,952,805	3.00%	52,123	1,766,541	3.94%
Public funds	15,833	1,365,265	1.55%	19,112	990,498	2.58%
Total interest bearing deposits	65,262	4,791,249	1.82%	81,653	4,167,704	2.62%

Total borrowings	8,158	589,025	1.85%	11,621	546,695	2.84%

Total interest bearing liability cost	$73,420	$5,380,274	1.82%	$93,274	$4,714,399	2.64%

Noninterest bearing deposits		933,412			869,655
Other net interest-free funding sources		40,938			56,418

Total Cost of Funds	$73,420	$6,354,624	1.54%	$93,274	$5,640,472	2.21%

Net Interest Spread (TE)	$176,783		3.43%	$164,891		3.47%

Net Interest Margin (TE)	$176,783	$6,354,624	3.71%	$164,891	$5,640,472	3.90%

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

Index

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts.  Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity.  Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $317 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $146 million.

For the nine months ended September 30, 2009, the Company sold available for sale securities for gross gains of $309,173 and gross losses of $247,645 for a net gain of $61,528.  The Company sold these securities in order to take advantage of the low interest rate environment and the tightening of the interest rate spreads for non-treasury securities.  For the nine months ended September 30, 2008, the Company sold available for sale securities for a net gain of $2.6 million.  Included in the net gain was a $2.8 million gross gain on the sale of securities as a result of the VISA IPO that occurred in the first quarter of 2008.  This was offset by gross losses of $1.1 million and gross gains of $0.9 million that occurred in the second and third quarter of 2008 due to the sale of several investments which experienced a deterioration of credit quality.  In addition, in the second quarter of 2009, we had a $1.3 million sale of land held for sale.

The following liquidity ratios at September 30, 2009 and December 31, 2008 compare certain assets and liabilities to total deposits or total assets:

	September 30, 2009	December 31, 2008

Total securities to total deposits	27.70%	28.36%

Total loans (net of unearned income) to total deposits	78.45%	71.65%

Interest-earning assets to total assets	90.57%	90.73%

Interest-bearing deposits to total deposits	83.17%	83.77%

On October 26, 2009, the Company issued and sold 4,945,000 shares of the Company’s stock pursuant to an underwritten public offering for net proceeds after discounts and estimated expenses of $167.3 million.  This amount included 645,000 shares issued pursuant to the exercise of the underwriters’ over-allotment option.  The 4.9 million additional shares increases the Company’s total issued shares to 37.7 million.  Although the issuance of the common stock in October 2009 did not have a dilutive effect on the per share results of operations for the three and nine months ended September 30, 2009 and 2008, the outstanding shares will affect per share results for the fourth quarter, as well as for the year ended December 31, 2009.  The Company intends to use the net proceeds from this offering for general corporate purposes, which may include financing future acquisition opportunities.

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

Index

CAPITAL RESOURCES

We continue to be well capitalized.  The ratios as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008

Common equity (period-end) as a percent of total assets (period-end)	9.62%	8.50%

Regulatory ratios:

Total capital to risk-weighted assets (1)	12.30%	11.86%

Tier 1 capital to risk-weighted assets (2)	11.13%	10.66%

Leverage capital to average total assets (3)	8.33%	8.06%

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

BALANCE SHEET ANALYSIS

Goodwill

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations.  In accordance with FASB authoritative guidance, goodwill is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  Management reviews goodwill for impairment based on our four primary reporting segments as shown in the segment footnote 10.  We analyze goodwill using market capitalization to book value comparison.  The last test was conducted as of September 30, 2008.  No impairment charges were recognized as of September 30, 2009.  The carrying amount of goodwill was $62.3 million as of September 30, 2009 and December 31, 2008.

Earnings Assets

Earning assets serve as the primary revenue streams for us and are comprised of securities, loans, federal funds sold, and other short-term investments.  At September 30, 2009, average earning assets were $6.4 billion, or 90% of total assets, compared with $5.6 billion or 90% of total assets at September 30, 2008.  This increase resulted mostly from modest increases in the loan portfolios and short-term investments.

Index

Securities

Our investment in securities was $1.5 billion at September 30, 2009 and $1.7 billion at December 31, 2008.  The vast majority of securities in our portfolio are U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies.   We also maintain portfolios of securities consisting of CMOs and tax-exempt obligations of states and political subdivisions.  The portfolios are designed to enhance liquidity while providing acceptable rates of return.  Therefore, we invest only in high quality securities of investment grade quality and with a target duration, for the overall portfolio, generally between two to five years.  Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of Mississippi, Louisiana, Florida or Alabama counties, parishes and municipalities.

Loans

We held $4.3 billion in loans at September 30, 2009 and $4.2 billion at December 31, 2008. Our primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas.  Each loan file is reviewed by the Bank's loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality.  At September 30, 2009, our average total loans were $4.3 billion, compared to $3.8 billion at September 30, 2008.  The $519.6 million, or 13.8%, increase resulted from growth mostly in commercial and real estate loans and due to branch expansions.  Commercial and real estate loans comprised 63% of the average loan portfolio at September 30, 2009 compared to 62% at September 30, 2008.  Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations.

Other Earning Assets

Federal funds sold, CDs in banks, and other short-term investments averaged $496.4 million at September 30, 2009, compared to $94.8 million at September 30, 2008.  The increase was primarily in other short-term investments.  We utilize these products as a short-term investment alternative whenever we have excess liquidity.

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

Deposits

Total deposits were $5.4 billion at September 30, 2009 and $5.9 billion at December 31, 2008.  Average interest bearing deposits at September 30, 2009 were $4.8 billion, an increase of $623.5 million over September 30, 2008.  The increase was primarily in public fund deposits.  We have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions.  We traditionally price our deposits to position competitively within the local market. Deposit flows are controlled primarily through pricing, and to a certain extent, through promotional activities.

Borrowings

Our borrowings consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and other borrowings.  Total borrowings at September 30, 2009 were $604.1 million compared to $506.6 million at December 31, 2008.  The increase was primarily in FHLB advances and securities sold under agreements to repurchase.

Index

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

At September 30, 2009, we had $868.3 million in unused loan commitments outstanding, of which approximately $637.1 million were at variable rates, with the remainder at fixed rates.  A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower.  Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements.  We continually evaluate each customer's credit worthiness on a case-by-case basis.  Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan.  At September 30, 2009, we had $99.8 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at September 30, 2009 according to expiration date.

	Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)

Commitments to extend credit	$868,254	$521,060	$58,074	$67,070	$222,050
Letters of credit	99,797	69,549	13,186	17,062	-
Total	$968,051	$590,609	$71,260	$84,132	$222,050

Our liability associated with letters of credit is not material to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.  The accounting principles we follow and the methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry which requires management to make estimates and assumptions about future events.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources.  On an ongoing basis, we evaluate our estimates, including those related to the allowance for loan losses, intangible assets and goodwill, income taxes, pension and postretirement benefit plans and contingent liabilities.  These estimates and assumptions are based on our best estimates and judgments.  We evaluate estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment.  We adjust such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, rising unemployment levels and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  Allowance for loan losses, deferred income taxes, and goodwill are potentially subject to material changes in the near term.  Actual results could differ significantly from those estimates.

Index

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

Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities.  As of September 30, 2009, the effective duration of the securities portfolio was 1.73 years.  A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 2.31 years, while a reduction in rates of 100 basis points would result in an effective duration of 0.73 years.

In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins.  This measurement is done primarily by running net interest income simulations.  The net interest income simulations run at September 30, 2009 indicate that we are asset sensitive as compared to the stable rate environment.  Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income

-100	-8.94%
Stable	0.00%
+100	2.64%

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2008 included in our 2008 Annual Report on Form 10-K.

Index

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

Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the nine month period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.  The risks described may not be the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that are currently considered to not be material also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the nine months ended September 30, 2009.

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
President & Chief Executive Officer

/s/ John M. Hairston
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer

Date:	November 5, 2009

Index

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.