Form 10-K
period 2009-12-31
HANCOCK HOLDING CO
filed 2010-02-17
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2009 was $983,015,361 based upon the closing market price on NASDAQ as of such date. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On February 1, 2010, the registrant had outstanding 36,851,700 shares of common stock for financial statement purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2009 are incorporated by reference into Part I and Part II of this report.

Portions of the definitive Proxy Statement used in connection with the Registrant’s Annual Meeting of Shareholders to be held on March 17, 2010 are incorporated by reference into Part III of this report.

Hancock Holding Company

Form 10-K

PART I

ITEM 1:	BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. In 2002, the Company qualified as a financial holding company giving it broader powers. The Company operates through four wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA), Hancock Bank of Florida, Tallahassee, Florida (Hancock Bank FL) and Hancock Bank of Alabama, Mobile, Alabama (Hancock Bank AL). Effective January 1, 2010, Hancock Bank of Florida will be merged into Hancock Bank. Hancock Bank MS, Hancock Bank LA, Hancock Bank FL and Hancock Bank AL are referred to collectively as the “Banks”.

On October 26, 2009, the company closed a very successful common stock offering. In connection with the offering, the company issued 4,945,000 shares of common stock at a price of $35.50. Gross proceeds were $175.5 million with net proceeds of $167.3 million after expenses. The proceeds of the offering are intended to be used for general corporate purposes, which may include financing acquisition opportunities and other expansion efforts.

On December 18, 2009, the Company acquired the assets and assumed the liabilities of Panama City, FL, based Peoples First Community Bank (Peoples First) through a purchase and assumption agreement containing a loss-sharing clause with the Federal Deposit Insurance Corporation (FDIC). The loss-sharing clause lessens the significant credit risk that usually accompanies a more traditional merger or acquisition. As a result of the loss-sharing clause, FDIC will cover all acquired loans with reimbursement of 80 percent of losses up to $385 million and 95 percent of losses beyond $385 million. The Company recorded an FDIC loss share receivable of $325.6 million. Hancock Bank acquired approximately $1.71 billion in assets and assumed $1.69 billion in liabilities. These values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date may become available. Other real estate owned was retained by the FDIC. The acquisition resulted in a pretax bargain purchase gain of $33.6 million and pretax merger related expenses of $3.7 million. Peoples First has 29 branches in the Florida Panhandle and Central Florida.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 2009, the Company had total assets of $8.7 billion and 2,240 employees on a full-time equivalent basis.

Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by branch expansions in areas of population growth where no dominant financial institution previously served the market area. Economic expansion on the Mississippi Gulf Coast has resulted primarily from growth of military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Based on the most current available published data, Hancock Bank MS has the largest deposit market share in each of the following five counties: Harrison, Hancock, Jackson, Lamar and Pearl River. In addition, Hancock Bank MS has a presence in the following counties: Forrest and Jefferson Davis. At December 31, 2009, Hancock Bank MS had total assets of $5.3 billion and 1,583 employees on a full-time equivalent basis.

In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). Economic expansion in East Baton Rouge Parish has resulted from growth in state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With the purchase of two Dryades Savings Bank, F.S.B. branches in 2003 and the 2007 opening of a new financial center in New Orleans’ Central Business District, Hancock Bank LA established a long-awaited presence in the Greater New Orleans area. At December 31, 2009, Hancock Bank LA had total assets of $2.9 billion and 561 employees on a full-time equivalent basis.

Hancock Bank FL was formed in March 2004 with the acquisition of Tallahassee’s Guaranty National Bank. In addition to the five branches acquired in the Tallahassee area in 2004, Hancock Bank FL has since opened two more branches in the Pensacola market. Effective January 1, 2010, Hancock Bank of Florida will be merged into Hancock Bank. Hancock Bank FL had total assets of $351.7 million and 54 employees on a full-time equivalent basis at December 31, 2009.

In February 2007, Hancock Bank AL was incorporated in Mobile, AL. During 2007 and 2008, five branches have been opened to serve the Mobile area and Alabama’s Eastern Shore. At December 31, 2009, Hancock Bank AL had total assets of $179.7 million and 42 employees on a full-time equivalent basis.

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

The Bank’s nonperforming assets, consisting of real property, vehicles and other items held for resale, were acquired generally through the process of foreclosure. At December 31, 2009, the book value of those assets held for resale was approximately $14.3 million.

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

Deposits

The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks operate more than 160 ATMs at the Company’s banking offices as well as free-standing ATMs at other locations. As members of regional and international ATM networks such as “STAR”, “PLUS” and “CIRRUS”, the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing, and to a certain extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Banks’ respective market areas.

Trust Services

The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 2009, the Trust Departments of the Banks had approximately $7.5 billion of assets under administration compared to $7.7 billion as of December 31, 2008. As of December 31, 2009, $4.3 billion of administered assets were corporate trust accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

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

Competition

The deregulation of the financial services industry, the elimination of many previous distinctions between commercial banks and other financial institutions as well as legislation enacted in Mississippi, Louisiana and other states allowing state-wide branching, multi-bank holding companies and regional interstate banking have all served to foster a highly competitive environment for commercial banking in our market area. The principal competitive factors in the markets for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality, range of services and products we provide, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATM’s, online banking, and telebanking centers. Access to the bank’s extensive network of customer access points is further enhanced by convenient hours including Saturday banking at selected branch locations and through the bank’s telebanking service center.

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

The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders’ equity, non-controlling interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company’s leverage capital ratio at December 31, 2009 was 10.60% and 8.06% at December 31, 2008.

The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories: 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 2009, the Company’s off-balance sheet items aggregated $1.1 billion; however, after the credit conversion these items represented $409.7 million of balance sheet equivalents.

The primary component of risk-based capital is Tier 1 Capital, which for the Company is essentially equal to common stockholders’ equity, less goodwill and other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2009, the Company’s Tier 1 and Total Capital ratios were 11.99% and 13.04%, respectively. At December 31, 2008, the Company’s Tier 1 and Total Capital ratios were 10.66% and 11.86%, respectively.

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

The Banks are members of the FDIC, and their deposits are insured as provided by law by the Deposit Insurance Fund (DIF). On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. The Federal Deposit Insurance Act, as amended by Section 302 of FDICIA, calls for risk-related deposit insurance assessment rates. The risk classification of an institution will determine its deposit insurance premium. The Federal Deposit Insurance Reform act of 2005 created a new risk differentiation system and established a new base assessment rate schedule, effective January 1, 2007. The final rule consolidates the existing nine risk categories into four and names them Risk Categories I, II, III, and IV. Risk Category I replaces the 1A risk category. The annual rates (in basis points) are now from 7 cents to 77.5 cents per hundred dollars of insured deposits, with category I rates having a range of 7 cents to 24 cents per hundred dollars of insured deposits. In 2007, the Banks received a risk classification of I for assessment purposes. Total FICO assessments paid to the FDIC amounted to $0.6 million in 2009 and $0.6 million in 2008.

FDIC insurance expense totaled $11.3 million in 2009, which included a special assessment on June 30, 2009, of $3.4 million, and the Transaction Account Guarantee Program assessments of $0.2 million. Under the provisions of the Federal Deposit Insurance Reform Act of 2005, Hancock Bank MS and Hancock Bank LA received a one-time FDIC assessment credit of $1.9 million and $1.3 million, respectively, to be used against deposit insurance assessments beginning January 1, 2007. $1.8 million of this credit offset the entire FDIC assessment for 2007 and the remaining $1.4 million offset the 2008 assessment. FDIC insurance expense totaled $1.2 million in 2008.

In December of 2008, the FDIC adopted the proposal to raise the current assessment rates uniformly by 7 basis points for the first quarter of 2009, resulting in annualized assessment rates for Risk Category I institutions ranging from 12 to 14 basis points.

In February of 2009, the FDIC adopted a modification to the risk-based assessment system and set the initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points. The initial assessment rates are subject to adjustments which may increase or decrease the total base assessment rates. These adjustments are as follows: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount. These adjustments result in a total base assessment rate between 7 and 77.5 basis points.

In May of 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment based on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.

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

In addition to regulating capital, the FDIC has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC has adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank, like Hancock Bank (MS), Hancock Bank of LA, Hancock Bank of FL and Hancock Bank of AL.

Although Hancock Bank (MS), Hancock Bank of LA, Hancock Bank of FL and Hancock Bank of AL are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $44.5 million, or, if the aggregate of such accounts exceeds $44.5 million, $1.335 million plus 10% of the total in excess of $44.5 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution’s transaction accounts.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury purchases debt or equity securities from participating institutions. The TARP also may include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. On November 13, 2008, following a thorough evaluation and analysis, the Company announced it would decline the Treasury’s invitation to participate in the CPP.

EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase has been extended until December 31, 2013.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The Company is participating in the TAGP.

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

On Oct. 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law in response to the current crisis in the financial sector. The U.S. Department of the Treasury and banking regulators implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We are subject to a risk of rapid and significant changes in market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2009, net interest income made up 59% of our revenue. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could adversely affect the valuation of our assets and liabilities.

At present our one-year interest rate sensitivity position is liability sensitive, such that a gradual increase in interest rates during the next twelve months should have a significant impact on net interest income during that period. However, as with most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates. A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread.

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

Insurance.

The insurance market for financial institution coverage was significantly impacted by the economic turmoil of 2008 and 2009. Many financial institutions saw higher than usual premium increases and restrictions in limits and coverage. Because of Hancock Bank’s performance and its solid capital base, the renewal terms and conditions of the Financial Institution Insurance Program were as favorable as in prior years, with only a minimum increase in overall premiums. The long term relationship Hancock Bank has with its insurance carriers provides stability and security and should serve the bank well over the coming years.

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

Sales of a significant number of shares of our Common Stock in the public markets, or the perception of such sales, could depress the market price of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public markets and the availability of those shares for sale could adversely affect the market price of our Common Stock. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of our existing stockholders, including you, and could cause the market price of our Common Stock to decline. We may issue such additional equity or convertible securities to raise additional capital. The issuance of any additional shares of common or preferred stock could be substantially dilutive to shareholders of our Common Stock. Moreover, to the extent that we issue restricted stock units, phantom shares, stock appreciation rights, options or warrants to purchase our Common Stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution. Holders of our shares of Common Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. We cannot predict the effect that future sales of our Common Stock would have on the market price of our Common Stock.

We may invest or spend the proceeds in stock offerings in ways with which you may not agree and in ways that may not earn a profit.

We intend to use the proceeds of offerings for general corporate purposes, including for possible acquisition opportunities that may become available or to establish de novo branches as discussed under “Use of Proceeds.” There can be no assurances that suitable acquisition opportunities may become available, or that we will be able to successfully complete any such acquisitions. We may use the proceeds only to focus on sustaining our organic, or internal, growth, or for other purposes. In addition, we may choose to use all or a portion of the proceeds to support our capital. We retain broad discretion over the use of the proceeds from this offering and may use them for purposes other than those contemplated at the time of this offering. You may not agree with the ways we decide to use these proceeds, and our use of the proceeds may not yield any profits.

We engage in acquisitions of other businesses from time to time, including FDIC-assisted acquisitions. These acquisitions may not produce revenue or earnings enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

On occasion, we will engage in acquisitions of other businesses. Difficulty in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, or other anticipated benefits from any acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. We are likely to need to make additional investment in equipment and personnel to manage higher asset levels and loan balances as a result of any significant acquisition, which may adversely impact our earnings. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

In evaluating potential acquisition opportunities we may seek to acquire failed banks through FDIC-assisted transactions. While the FDIC may, in such transactions, provide assistance to mitigate certain risks, such as sharing in exposure to loan losses, and providing indemnification against certain liabilities, of the failed institution, we may not be able to accurately estimate our potential exposure to loan losses and other potential liabilities, or the difficulty of integration, in acquiring such institution.

Depending on the condition of any institution that we may acquire, any acquisition may, at least in the near term, adversely affect our capital earnings and, if not successfully integrated following the acquisition, may continue to have such effects.

Our growth and financial performance may be negatively impacted if we are unable to successfully execute our growth plans.

There can be no assurances that we will be successful in continuing our organic, or internal, growth, which depends upon economic conditions, our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund growth at a reasonable cost, sufficient capital to support our growth initiatives, competitive factors, banking laws, and other factors.

We may seek to supplement our internal growth through acquisitions. We cannot predict the number, size or timing of acquisitions, or whether any such acquisition will occur at all. Our acquisition efforts have traditionally focused on targeted banking or insurance entities in markets in which we currently operate and markets in which we believe we can compete effectively. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. We may compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

We must generally receive federal regulatory approval before we can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on the competition, financial condition, and future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act) and the effectiveness of the acquiring institution in combating money laundering activities. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We may also be required to sell banks or branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise we plan to continue de novo branching as a part of our internal growth strategy and possibly entry into new markets through de novo branching. De novo branching and any acquisition carries with it numerous risks, including the following:

•	the inability to obtain all required regulatory approvals;

•	significant costs and anticipated operating losses associated with establishing a de novo branch or a new bank;

•	the inability to secure the services of qualified senior management;

•	the local market may not accept the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank;

•	economic downturns in the new market;

•	the inability to obtain attractive locations within a new market at a reasonable cost; and

•	the additional strain on management resources and internal systems and controls.

We have experienced to some extent many of these risks with our de novo branching to date.

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

The price of our Common Stock is volatile and may decline.

The trading price of our Common Stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our Common Stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•

changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other financial institutions;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our Common Stock as to distributions and in liquidation, which could negatively affect the value of our Common Stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our Common Stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Our results of operations depend upon the results of operations of our subsidiaries.

We are a bank holding company that conducts substantially all of our operations through our subsidiary Banks. As a result, our ability to make dividend payments on our Common Stock will depend primarily upon the receipt of dividends and other distributions from our subsidiaries.

The ability of the Banks to pay dividends or make other payments to us is limited by their obligations to maintain sufficient capital and by other general regulatory restrictions on their dividends. If these requirements are not satisfied, we will be unable to pay dividends on our Common Stock.

At June 30, 2009, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $11 million by Hancock Bank MS, and $37.9 million by Hancock Bank LA. No dividends were payable by Hancock Bank AL or Hancock Bank FL.

We and/or the holders of our securities could be adversely affected by unfavorable rating actions from rating agencies.

Our ability to access the capital markets is important to our overall funding profile. This access is affected by the ratings assigned by rating agencies to us, certain of our affiliates and particular classes of securities that we and our affiliates issue. The interest rates that we pay on our securities are also influenced by, among other things, the credit ratings that we, our affiliates and/or our securities receive from recognized rating agencies. A downgrade to us, our affiliates or our securities could create obligations or liabilities to us under the terms of our outstanding securities that could increase our costs or otherwise have a negative effect on our results of operations or financial condition. Additionally, a downgrade of the credit rating of any particular security issued by us or our affiliates could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

Anti-takeover provisions in our amended articles of incorporation and bylaws, Mississippi law, and our Shareholder Rights Plan could make a third party acquisition of us difficult and may adversely affect share value.

Our amended articles of incorporation and bylaws contain provisions that make it more difficult for a third party to acquire us (even if doing so might be beneficial to our stockholders) and for holders of our securities to receive any related takeover premium for their securities. In addition, under our Shareholder Rights Plan, “rights” are issued to all Hancock common shareholders which, if activated upon an attempted unfriendly acquisition, would allow our shareholders to buy our common stock at a reduced price, thereby minimizing the risk of any potential hostile takeover.

We are also subject to certain provisions of state and federal law and our articles of incorporation may make it more difficult for someone to acquire control of us. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including our shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquirer and the antitrust effects of the acquisition. There also are Mississippi statutory provisions and provisions in our articles of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our articles of incorporation could result in our being less attractive to a potential acquirer and limit the price that investors might be willing to pay in the future for shares of our Common Stock.

You may not receive dividends on the Common Stock.

Holders of our Common Stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically and routinely declared cash dividends on our Common Stock, we are not required to do so and may reduce or eliminate our Common Stock dividend in the future.

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

We operate 185 banking and financial services offices and 166 automated teller machines across south Mississippi, Louisiana, south Alabama and Florida. We lease 98 of the 185 locations with the remainder being owned. With the acquisition of Peoples First on December 18, 2009, we leased all locations from the FDIC with the option to continue leasing the 11 locations Peoples First was leasing and the option to purchase the remaining 21 locations. In addition, Hancock Bank MS owns land and other properties acquired through foreclosures of loan collateral. The major item is approximately 3,700 acres of timber land in Hancock County, Mississippi, which Hancock Bank MS acquired by foreclosure in the 1930’s.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, each matter is adequately covered by insurance and indemnification, or, if not so covered, is not expected to have a material adverse effect on our financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2009.

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

		High Sale	Low Sale	Cash Dividends Paid
2009
	4th quarter	$44.89	$35.26	$0.24
	3rd quarter	42.38	29.90	0.24
	2nd quarter	41.19	30.12	0.24
	1st quarter	45.56	22.51	0.24
2008
	4th quarter	$56.45	$34.20	$0.24
	3rd quarter	68.42	33.34	0.24
	2nd quarter	45.68	38.38	0.24
	1st quarter	44.29	33.45	0.24

There were 5,837 registered holders and approximately 16,643 unregistered holders of common stock of the Company at February 1, 2010 and 36,851,700 shares issued. On February 1, 2010, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Stock Market were $41.18 and $40.48, respectively. The principal source of funds to the Company to pay cash dividends is the dividends received from Hancock Bank, Gulfport, Mississippi, Hancock Bank of Louisiana, Baton Rouge, Louisiana, Hancock Bank of Alabama, Mobile, Alabama, and Hancock Bank of Florida, Tallahassee, Florida. Consequently, dividends are dependent upon earnings, capital needs, regulatory policies and statutory limitations affecting the banks. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid to the Company by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Hancock Bank of Louisiana are subject to approval by the Commissioner for Financial Institutions of the State of Louisiana. Dividends paid by Hancock Bank of Florida are subject to approval by the Florida Department of Financial Services. The Company’s management does not expect regulatory restrictions to affect its policy of paying cash dividends. Although no assurance can be given that Hancock Holding Company will continue to declare and pay regular quarterly cash dividends on its common stock, the Company has paid regular cash dividends since 1937.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

AMONG HANCOCK HOLDING COMPANY,

NASDAQ COMPOSITE INDEX

AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DEC.31, 2004

ASSUMES REINVESTMENT OF DIVIDENDS

FISCAL YEAR ENDING DEC. 31, 2009

BANK OF THE OZARKS INC	IBERIABANK CORP	STERLING BANCSHARES
BANKATLANTIC BANCORP	PINNACLE FINANCIAL PARTNERS	SUPERIOR BANCORP
FNB CORPORATION FL	RENASANT CORP	TRUSTMARK CORP
GREEN BANKSHARES INC	REPUBLIC BANCORP INC CLA	UNITED COMMUNITY BANKS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities.

	(a)	(b)	(c)	(d)
	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under plans or programs

Oct. 1, 2009 - Oct. 31, 2009	—	$—	—	2,982,700
Nov. 1, 2009 - Nov. 30, 2009	—	—	—	2,982,700
Dec.1, 2009 - Dec. 31, 2009	—	—	—	2,982,700

Total	—	$—	—

(1)	The Company publicly announced its stock buy-back program on November 13, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	$1,281,074	$27.44	$4,361,722
Equity compensation plans not approved by security holders	—	—	—

Total	$1,281,074	$27.44	$4,361,722

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of our future operating results.

	At and For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Unaudited, in thousands)
Period-End Balance Sheet Data:
Securities	$1,612,962	$1,681,957	$1,670,208	$1,895,157	$1,953,245
Short-term investments	797,262	549,416	126,281	222,439	410,226
Loans held for sale	36,112	22,290	18,957	16,946	24,219
Loans, net of unearned income	5,114,175	4,249,290	3,596,557	3,249,638	2,964,967
Total earning assets	7,560,511	6,502,953	5,412,003	5,384,180	5,352,657
Allowance for loan losses	66,050	61,725	47,123	46,772	74,558
Total assets	8,697,083	7,167,254	6,055,979	5,964,565	5,950,187
Total deposits	7,195,812	5,930,937	5,009,534	5,030,991	4,989,820
Total common stockholders’ equity	837,663	609,499	554,187	558,410	477,415

Average Balance Sheet Data:
Securities	$1,561,140	$1,743,998	$1,726,714	$2,222,114	$1,426,461
Short-term investments	497,048	175,891	117,158	211,511	137,821
Loans, net of unearned income	4,310,120	3,873,908	3,428,009	3,062,222	2,883,020
Total earning assets	6,368,308	5,793,797	5,271,881	5,495,847	4,447,302
Allowance for loan losses	63,450	53,354	46,443	64,285	50,107
Total assets	7,099,767	6,426,389	5,851,889	6,031,800	4,931,030
Total deposits	5,697,599	5,182,407	4,929,176	5,069,427	4,001,426
Total common stockholders’ equity	674,375	584,805	562,383	513,656	475,701

	At and For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Unaudited, in thousands)
Key Ratios:
Return on average assets	1.05%	1.02%	1.26%	1.69%	1.10%
Return on average common equity	11.09%	11.18%	13.14%	19.82%	11.36%
Net interest margin (te)*	3.78%	3.80%	4.08%	4.23%	4.40%
Average loans to average deposits	75.65%	74.75%	69.55%	60.41%	72.05%
Noninterest income excluding securities transactions, as a percent of total revenue (te)	39.54%	35.86%	35.89%	31.44%	32.38%
Noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles and securities transactions	58.34%	61.84%	64.13%	59.28%	59.08%
Allowance for loan losses to period-end loans	1.29%	1.45%	1.31%	1.44%	2.51%
Non-performing assets to loans plus other real estate	1.97%	0.83%	0.43%	0.13%	0.42%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	58.69%	133.16%	241.43%	694.67%	195.50%
Net charge-offs to average loans	1.17%	0.57%	0.21%	0.23%	0.30%
FTE employees (period-end)	2,240	1,952	1,888	1,848	1,735
Common stockholders’ equity to total assets	9.63%	8.50%	9.15%	9.36%	8.02%
Tangible common equity to total assets	8.81%	7.62%	8.08%	8.24%	6.89%
Tier 1 leverage	10.60%	8.06%	8.51%	8.63%	7.85%
Tier 1 risk-based	11.99%	10.66%	11.03%	12.46%	11.47%
Total risk-based	13.04%	11.86%	12.07%	13.60%	12.73%

Income Data:
Interest income	$323,727	$335,437	$345,697	$344,063	$263,378
Interest expense	95,300	126,002	140,236	119,863	74,819
Net interest income	228,427	209,435	205,461	224,200	188,559
Net interest income (te)	240,487	219,889	215,000	232,463	195,936
Provision for (reversal of) loan losses	54,590	36,785	7,593	(20,762)	42,635
Noninterest income excluding storm-related insurance gain and securities transactions	157,258	122,953	120,378	106,585	93,840
Net storm-related items	—	—	—	5,084	6,584
Gains/(losses) on sales of securities, net	69	4,825	308	(5,169)	(53)
Noninterest expense excluding amortization of intangibles	232,053	212,011	215,092	200,991	171,197
Amortization of intangibles	1,417	1,432	1,651	2,125	2,194
Net income before income taxes	97,694	86,985	101,811	148,346	72,903
Net income	74,775	65,366	73,892	101,802	54,032
Net income available to common stockholders	74,775	65,366	73,892	101,802	54,032

*	Tax Equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

	At and For the Years Ended December 31,
	2009	2008	2007	2006	2005

Per Common Share Data:
Basic earnings per share	$2.28	$2.07	$2.30	$3.12	$1.67
Diluted earnings per share	$2.26	$2.04	$2.26	$3.05	$1.64
Cash dividends paid	$0.960	$0.960	$0.960	$0.895	$0.720
Book value	$22.74	$19.18	$17.71	$17.09	$14.78
Dividend payout ratio	42.11%	46.38%	41.74%	28.69%	43.11%
Weighted average number of shares outstanding
Basic	32,747	31,491	32,000	32,534	32,365
Diluted	32,934	31,883	32,545	33,304	32,966
Number of shares outstanding (period end)	36,840	31,877	31,295	32,666	32,301
Market data:
High sales price	$45.56	$68.42	$54.09	$57.19	$39.90
Low sales price	$22.51	$33.34	$32.78	$37.75	$28.25
Period-end closing price	$43.81	$45.46	$38.20	$52.84	$37.81
Trading volume	66,346	73,843	48,169	27,275	22,404

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Holding Company and our subsidiaries (Hancock) during 2009 and selected prior periods. This discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this report, including the consolidated financial statements and related notes. Certain information relating to prior years has been reclassified to conform to the current year’s presentation.

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

EXECUTIVE OVERVIEW

Net income for the year ended December 31, 2009 was $74.8 million, an increase of $9.4 million, or 14.4 percent, from 2008’s net income of $65.4 million. Diluted earnings per share for 2009 were $2.26, an increase of $0.22 from 2008’s diluted earnings per share of $2.04. Our return on average assets for 2009 was 1.05 percent compared to 1.02 percent for 2008. These results include the impact of two significant events that occurred in the fourth quarter: our common stock offering and the acquisition of Peoples First Community Bank which are both more fully described below.

•

On October 26, 2009, we closed a very successful common stock offering. In connection with the offering, we issued 4,945,000 shares of common stock at a price of $35.50. Gross proceeds were $175.5 million with net proceeds of $167.3 million after expenses. The proceeds of the offering are intended to be used for general corporate purposes, which may include financing acquisition opportunities and other expansion efforts.

•

On December 18, 2009, we acquired the assets and assumed the liabilities of Panama City, FL, based Peoples First Community Bank (Peoples First) through a purchase and assumption agreement containing a loss-sharing clause with the Federal Deposit Insurance Corporation (FDIC). There was no consideration paid for the acquisition. The loss-sharing clause lessens the significant credit risk that usually accompanies a more traditional merger or acquisition. As a result of the loss-sharing clause, FDIC will cover all acquired loans with reimbursement of 80 percent of losses up to $385 million and 95 percent of losses beyond $385 million. The Company recorded an FDIC loss share receivable of $325.6 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. We acquired approximately $1.71 billion in assets and assumed $1.69 billion in liabilities. These values are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to the closing may become available. All of the other real estate owned (including foreclosed real estate) was retained by the FDIC. The acquisition resulted in a pretax acquisition gain of $33.6 million and pretax merger related expenses of $3.7 million. Peoples First had 29 branches in the Florida Panhandle and Central Florida. With this transaction, we increased the company’s total banking and financial services offices to more than 180 locations in Florida, Alabama, Mississippi, and Louisiana.

Our year-end results were impacted by the continuing national economic recession. Weaknesses in residential development and rising unemployment levels in our market areas which resulted in higher charge-offs and a higher allowance for loan losses in 2009 also impacted earnings. As a result of these difficult national and regional issues, we recorded a provision for loan losses of $54.6 million, which represents an increase of $17.8 million compared to 2008. Net charge-offs for 2009 were $50.3 million, or 1.17% of average loans and were up $28.1 million compared to 2008’s net charge-offs of $22.2 million, or 0.57% of average loans. Of the $50.3 million in net charge-offs in 2008, $24.4 million was related to the commercial/real estate loans due to the ongoing recession. The weak economy also impacted our allowance for loan losses, which increased to $66.1 million at December 31, 2008 from $61.7 recorded at December 31, 2008.

Our balance sheet showed growth during 2009. At year end, our total asset level reached $8.7 billion, an increase of $1.53 billion, or 21.3%, from December 31, 2008. The overall increase in total assets was due to the acquisition of Peoples First discussed above. Period-end loans were up $864.9 million, or 20.4%, from December 31, 2008. Loan growth increased primarily in the loan categories of commercial/ real estate (up $477.7 million), mortgage loans (up $312.2 million), and direct consumer loans (up $146.7 million.) We also experienced strong growth in deposits over the past year. Period-end deposits at December 31, 2009 were $7.2 billion, up $1.3 billion, or 21.3%, from December 31, 2008, primarily due to the acquisition of Peoples First. Deposit growth increased primarily in time deposits (up $869.1 million) and interest bearing transaction deposits (up $443.6 million.) We continue to remain very well capitalized with total equity of $837.7 million at December 31, 2009, up $228.2 million, or 37.43%, from December 31, 2008.

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

Another significant statistic in the analysis of net interest income is the effective interest differential (also referred to as the net interest margin), which is the ratio of net interest income (te) to our average earning assets. The difference between the average yield on earning assets and the effective rate paid for all deposits and borrowed funds, non-interest-bearing as well as interest-bearing is the net interest spread. Since a portion of the Bank’s deposits does not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The net interest margin (te) for the years 2009, 2008, and 2007 was 3.78%, 3.80%, and 4.08%, respectively.

Net interest income (te) of $240.5 million was recorded for the year 2009, an increase of $20.6 million, or 9.4%, from 2008. We experienced an increase of $4.9 million, or 2.3%, from 2008 to 2007. The factors contributing to the changes in net interest income (te) for 2009, 2008 and 2007 are presented in Tables 1 and 2. Table 1 is an analysis of the components of average balance sheets, levels of interest income and expense and the resulting earning asset yields and liability rates. Table 2 details the overall changes in the level of net interest income into rate and volume.

The increase of $20.6 million in net interest income (te) in 2009 from 2008 was caused by an increase in average earnings assets of $574.5 million, or 9.9%. In 2009, our average loan growth increased $436.2 million, or 11.3%, average short-term investments increased $321.2 million, or 182.7%, and average securities decreased $182.9 million, or 10.5% from 2008. With short-term interest rates down significantly from last year, our loan yield fell 68 basis points, pushing the yield on average earnings assets down 70 basis points. However, total funding costs over last year were down 68 basis points.

When comparing 2008 to 2007, the primary driver of the $4.9 million, or 2.3% increase, in net interest income (te) was a $521.9 million, or 9.9%, increase in average earning assets. In 2008, our average loan growth increased $445.9 million, or 13%, from 2007 along with a slight increase in average securities of $17.3 million. There was also an unfavorable change in 2008 in our average funding mix with most new deposits more heavily weighted to mostly time deposits of $304.2 million and lower levels of non-interest bearing transaction deposits of $51 million.

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

The following table is a summary of average balance sheets that reflects average interest earned, average interest paid, average yield and average rate:

TABLE 1. Summary of Average Balance Sheets (w/ Net Interest Income (te) & Interest Rates)

	Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(In thousands)
Assets
Interest-Earnings Assets:
Loans* (te)	$4,310,120	$253,732	5.89%	$3,873,908	$254,347	6.57%	$3,428,009	$261,944	7.64%
U.S. Treasury securities	10,986	175	1.59%	11,366	296	2.60%	29,095	1,379	4.74%
U.S. agency securities	165,725	6,778	4.09%	349,931	16,000	4.57%	810,299	41,111	5.07%
CMOs	162,811	8,251	5.07%	150,692	7,465	4.95%	94,731	3,997	4.22%
Mortgage-backed securities	1,029,860	51,553	5.01%	1,012,274	52,564	5.19%	534,893	27,190	5.08%
Obligations of states and political subdivisions:
taxable	56,414	2,493	4.42%	52,070	1,661	3.19%	50,944	1,189	2.33%
nontaxable (te)	110,517	7,008	6.34%	120,237	7,659	6.37%	146,060	9,590	6.57%
Other corporate securities	24,827	1,323	5.33%	47,428	2,061	4.34%	60,692	3,223	5.31%
Total investment in securities	1,561,140	77,581	4.97%	1,743,998	87,706	5.03%	1,726,714	87,679	5.08%
Federal funds sold and short-term investments	497,048	4,475	0.90%	175,891	3,838	2.18%	117,158	5,613	4.79%

Total interest-earning assets (te)	6,368,308	335,788	5.27%	5,793,797	345,891	5.97%	5,271,881	355,236	6.74%

Non-earning assets:
Other assets	794,909			685,946			626,451
Allowance for loan losses	(63,450)			(53,354)			(46,443)

Total assets	$7,099,767			$6,426,389			$5,851,889

Liabilities and Stockholder’s Equity
Interest-bearing Liabilities:
Interest-bearing transaction deposits	$1,486,438	7,264	0.49%	$1,415,288	13,751	0.97%	$1,419,077	18,135	1.28%
Time deposits	1,987,059	58,252	2.93%	1,843,966	70,659	3.83%	1,778,854	81,223	4.57%
Public funds	1,288,117	18,797	1.46%	1,046,484	26,642	2.55%	803,589	33,561	4.18%

Total interest-bearing deposits	4,761,614	84,313	1.77%	4,305,738	111,052	2.58%	4,001,520	132,919	3.32%

Customer repurchase agreements	523,351	10,802	2.06%	524,712	14,491	2.76%	216,730	8,023	3.70%
Other interest-bearing liabilities	90,172	206	0.23%	30,186	536	1.78%	11,280	289	2.56%
Capitalized Interest	—	(20)	0.00%	—	(77)	0.00%	—	(995)	0.00%

Total interest-bearing liabilities	5,375,137	95,301	1.77%	4,860,636	126,002	2.59%	4,229,530	140,236	3.32%

Non-interest bearing:
Demand deposits	935,985			876,669			927,656
Other liabilities	114,270			104,279			132,320
Stockholders’ equity	674,375			584,805			562,383

Total liabilities & stockholders’ equity	$7,099,767		1.50%	$6,426,389		2.17%	$5,851,889		2.66%

Net interest income and margin (te)		$240,487	3.78%		$219,889	3.80%		$215,000	4.08%

Net earning assets and spread	$993,171		3.50%	$933,161		3.38%	$1,042,349		3.42%

*

Loan interest income includes loan fees of $0.8 million, $0.5 million and $1.3 million for each of the three years ended December 31, 2009, 2008 and 2007. Non-accrual loans in average balances and income on such loans, if recognized, is recorded on a cash basis. Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

The following table presents the change in interest income and the change in interest expense:

TABLE 2. Summary of Changes in Net Interest Income (te)

	2009 Compared to 2008			2008 Compared to 2007
	Due to Change in		Total Increase	Due to Change in		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest Income (te)
Loans	$23,974	$(24,589)	$(615)	$31,558	$(39,155)	$(7,597)

U.S. Treasury securities	(10)	(111)	(121)	(622)	(461)	(1,083)
U.S. agency securities	(7,680)	(1,542)	(9,222)	(21,386)	(3,725)	(25,111)
CMOs	614	172	786	2,678	790	3,468
Mortgage-backed securities	(227)	(784)	(1,011)	24,777	597	25,374
Obligations of states and political subdivisions:
Taxable	154	678	832	25	447	472
Nontaxable (te)	(615)	(36)	(651)	(1,365)	(566)	(1,931)
FHLB stock and other corporate securities	(1,132)	394	(738)	(634)	(528)	(1,162)
Total investment in securities	(8,896)	(1,229)	(10,125)	3,473	(3,446)	27

Federal funds and short-term investments	3,893	(3,256)	637	2,080	(3,855)	(1,775)

Total interest income (te)	18,971	(29,074)	(10,103)	37,111	(46,456)	(9,345)

Interest-bearing transaction deposits	659	(7,146)	(6,487)	48	4,336	4,384
Time deposits	5,163	(17,570)	(12,407)	(2,884)	13,448	10,564
Public funds	5,230	(13,075)	(7,845)	(8,416)	15,335	6,919

Total interest-bearing deposits	11,052	(37,791)	(26,739)	(11,252)	33,119	21,867

Securities sold under repurchase agreements	(38)	(3,651)	(3,689)	(8,945)	2,477	(6,468)
Other interest-bearing liabilities	4	(277)	(273)	(22)	(1,143)	(1,165)

Total interest expense	11,018	(41,719)	(30,701)	(20,219)	34,453	14,234

Change in net interest income (te)	$7,953	$12,645	$20,598	$16,892	$(12,003)	$4,889

Provision for Loan Losses

Continued weakness in residential real estate and commercial real estate, and elevated unemployment levels in our market areas had a significant impact on our net charge-off levels and resulted in a higher allowance for loan losses in 2009 compared to 2008. Net charge-offs were $50.3 million, an increase of $28.1 million, or 126.6%, from 2008 to 2009. The increase was primarily reflected in our construction and land development loan segment. The construction and land development loan segment represents approximately 11.5% of Hancock’s total loan portfolio, or about $585.7 million at December 31, 2009. The provision for loan losses was $54.6 million in 2009, an increase of $17.8 million, or 48.4% from 2008. Major drivers of the overall higher level of the provision for loan losses were continued weakness in the local and national economies, and increases in nonperforming loans and higher past dues. The provision does not include loans acquired in the Peoples First acquisition. Purchased impaired loans are recorded at fair value at the acquisition date. The provision for loan losses reflects management’s assessment of the adequacy of the allowance for loan losses to absorb inherent losses in the loan portfolio. The amount of provision for each period is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, identified loan impairment, management’s assessment of the loan portfolio quality, the value of collateral, as well as, overall economic factors. Our allowance for loan losses as a percent of period-end loans was 1.29% at December 31, 2009 compared to 1.45% at December 31, 2008.

Net charge-offs were $22.2 million for 2008, an increase of $14.9 million, or 206.3%, from 2007 to 2008. The provision for loan losses in 2008 was $36.8 million. The allowance for loan losses as a percent of period-end loans was 1.45% in 2008, an increase of 14 basis points from 1.31% at December 31, 2007. Reported net charge-offs exclude write-downs on purchased impaired loans because the fair value already considers the estimated credit losses.

Noninterest Income

Table 3 presents a three-year analysis of the components of noninterest income along with the percentage changes between years for each component. Overall, noninterest income of $157.3 million was reported in 2009, as compared to $127.8 million for 2008 and $120.7 million for 2007. This represents an increase of $29.5 million, or 23%, from 2008 to 2009 and an increase of $7.1 million, or 6%, from 2007 to 2008.

TABLE 3. Noninterest Income

	2009	% Change	2008	% Change	2007
	(In thousands)
Service charges on deposit accounts	$45,354	3%	$44,243	6%	$41,929
Trust fees	15,127	-10%	16,858	6%	15,902
Income from insurance operations	14,355	-13%	16,554	-14%	19,229
Investment and annuity fees	8,220	-24%	10,807	24%	8,746
Debit card and merchant fees	11,252	2%	11,082	9%	10,126
ATM fees	7,374	8%	6,856	15%	5,983
Secondary mortgage market operations	5,906	98%	2,977	-20%	3,723
Income from bank owned life insurance	5,527	-6%	5,906	20%	4,912
Outsourced check income (fees)	(94)	-133%	285	-88%	2,287
Letter of credit fees	1,309	15%	1,140	16%	983
Gain on sale of property and equipment	1,180	96%	602	-488%	(155)
Acquisition bargain purchase	33,623	N/M *	—	N/M *	—
Other income	8,125	44%	5,643	-16%	6,713
Securities transactions gains, net	69	N/M *	4,825	N/M *	308

Total noninterest income	$157,327	23%	$127,778	6%	$120,686

* Not meaningful

The primary factor impacting the increase in noninterest income compared to a year ago was the $33.6 million gain on acquisition of Peoples First.

Income from service charges on deposit accounts increased $1.1 million, or 3% in 2009 because of increased overdrafts. When comparing 2008 to 2007, service charges on deposit accounts increased $2.3 million, or 6% due to a $1.3 million increase in overdraft fees as a result of an increase in rate per item, effective January 1, 2008, in addition to the increase in period-end deposits of $921 million in 2008. Service charges include periodic account maintenance fees for both commercial and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

Fee income generated by our secondary mortgage market operations increased $2.9 million, or 98% between 2009 and 2008 after decreasing $0.1 million, or 20% between 2008 and 2007. The increase in 2009 was due to a higher volume of secondary market loans. Because of the historically low rate environment, the refinancing of current loans increased during 2009. Other income increased $2.4 million, or 43.9%, between 2009 and 2008 due to gains on sales of land of $1.4 million and a $1.0 million increase in other investment income.

The increases in noninterest income were partially offset by decreases in trust fees, investment and annuity fees, and income from insurance operations. Trust fees decreased $1.7 million, or 10% in 2009 compared to 2008 mainly because of reduced market values of accounts due to poor financial market conditions. In 2008, trust fees increased $1.0 million, or 6%, when compared to 2007 due primarily to an increase in personal trust income.

Investment and annuity fees decreased $2.6 million, or 24%, in 2009 mainly due to difficult financial market conditions. Investment and annuity fees increased $2.1 million, or 24%, from 2007 to 2008 due to an increase in annuity sales to customers from our subsidiary, Hancock Investment Services. Investment and annuity fees include stock brokerage and annuity sales as well as fixed-income securities transactions for correspondent banks and other commercial and personal customers.

Income from insurance operations decreased 2.2 million, or 13% in 2009 primarily due to a decrease in our subsidiary, Magna Insurance Company’s earned premiums. In 2008, insurance commissions and fees decreased $2.7 million or 14%, mainly due Magna’s reduction of the annuity business which was accelerated with the 1035 exchange program promoted in the fourth quarter of 2007.

Noninterest Expense

Table 4 presents an analysis of the components of noninterest expense for the years 2009, 2008 and 2007. The level of operating expenses increased $20.0 million, or 9%, from 2008 to 2009 and decreased $3.3 million, or 2%, from 2007 to 2008.

TABLE 4. Noninterest Expense

	2009	% Change	2008	% Change	2007
	(In thousands)
Employee compensation	$95,674	8%	$88,670	5%	$84,654
Employee benefits	25,775	22%	21,103	-5%	22,305

Total personnel expense	121,449	11%	109,773	3%	106,959
Equipment and data processing expense	28,892	-2%	29,424	5%	28,050
Net occupancy expense	20,340	4%	19,538	1%	19,435
Postage and communications	8,474	-10%	9,454	-10%	10,453
Ad valorem and franchise taxes	3,621	3%	3,532	1%	3,514
Legal and professional services	12,321	-3%	12,718	-17%	15,234
Printing and supplies	1,911	4%	1,833	-19%	2,252
Amortization of intangible assets	1,417	-1%	1,432	-13%	1,651
Advertising	5,597	-19%	6,917	-2%	7,032
Deposit insurance and regulatory fees	12,589	342%	2,851	174%	1,039
Training expenses	432	-34%	655	0%	656
Other real estate owned expense, net	1,357	48%	917	-285%	(497)
Insurance expense	1,905	-4%	1,975	-20%	2,477
Other fees	3,802	-7%	4,084	20%	3,393
Non loan carge-offs	1,494	151%	595	-31%	868
Other expense	7,869	2%	7,745	-46%	14,227

Total noninterest expense	$233,470	9%	$213,443	-2%	$216,743

Total personnel expense increased $11.7 million, or 11% in 2009 when compared to the prior year and increased $2.8 million, or 3% from 2007 to 2008. Total personnel expense consists of employee compensation and employee benefits. Employee compensation includes base salaries and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans. Employee benefits, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan.

Employee compensation increased $7.0 million, or 8%, in 2009, primarily due to lower deferrals of salary loan origination costs, increased bonus expense, and an increase in the average full-time equivalent staff level and accruals due to the Peoples First acquisition. Employee compensation was up $4.0 million, or 5%, from 2007 to 2008 due primarily to increased incentive expense. Employee benefits expense increased $4.7 million, or 22% in 2009 over the prior year primarily due to increased pension expense, and was $1.2 million, or 5% lower in 2008 compared to 2007 due to decreased health insurance expense.

Deposit insurance and regulatory fees increased $9.7 million, or 342% due to a $3.4 million FDIC special assessment in the second quarter of 2009 and increased fees due to insurance on noninterest bearing transaction accounts. Deposit insurance and regulatory fees were up $1.8 million, or 174% in 2008 due to changes in FDIC insurance assessment rates that became effective in 2007, where the 2007 assessment was offset by a one-time credit from the FDIC.

Net occupancy expense increased $1.0 million, or 4%, in 2009, following a 1%, or $0.1 million, increase in 2008 compared to 2007. Higher insurance rates, property taxes and an increase in general service contracts were the main reasons for the increase over 2008.

Advertising expense decreased $1.3 million, or 19% from 2008 to 2009 and was relatively stable from 2007 to 2008. Decreases in direct mailing and newspaper advertising were the main reasons for the drop in advertising expense for 2009.

Income Taxes

Income tax expense was $22.9 million in 2009, $21.6 million in 2008 and $27.9 million in 2007. Our effective income tax rate continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income and tax credits. The effective tax rates for 2009, 2008 and 2007 were 23%, 25% and 28%, respectively. The 2% decrease in our effective tax rate was due primarily to the increase in the percentage of tax-exempt income as it relates to pre-tax book income and the addition of new market tax credits in 2009.

SEGMENT REPORTING

See Note 17 to our Consolidated Financial Statements included elsewhere in this report.

BALANCE SHEET ANALYSIS

Securities Available for Sale

Our investment in securities was $1.61 billion at December 31, 2009, compared to $1.68 billion at December 31, 2008. At December 31, 2009, 99.90% of the portfolio was comprised of securities classified as available for sale, 0.10% of the securities were classified as trading while none were classified as held to maturity. At December 31, 2008, 99.87% of the portfolio was comprised of securities classified as available for sale, 0.13% of the securities were classified as trading while none were classified as held to maturity. Average investment securities were $1.56 billion for 2009 as compared to $1.74 billion for 2008.

The vast majority of securities in our portfolio are fixed rate and there were no investments in securities of a single issuer, other than U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies that exceeded 10% of stockholders’ equity. We do not invest in subprime or “Alt A” home mortgage loans. We also hold short-term investments that represent U.S. government agency discount notes that all mature in less than 1 year. The investments are classified as available for sale and are carried at fair value. Unrealized holding gains are excluded from net income and are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. At December 31, 2009, the average maturity of the portfolio was 4.88 years with an effective duration of 3.17 and an average yield of 4.97%.

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

The amortized costs of securities classified as available for sale and trading at December 31, 2009, 2008 and 2007, were as follows (in thousands):

TABLE 5. Securities by Type

	Years Ended December 31,
Available for sale securities	2009	2008	2007
U.S. Treasury	$11,869	$11,250	$11,353
U.S. government agencies	131,858	224,803	431,772
Municipal obligations	188,656	151,706	197,596
Mortgage-backed securities	1,076,708	1,041,805	637,578
CMOs	140,663	195,771	143,639
Other debt securities	15,578	25,117	49,653
Equity securities	1,071	1,047	959

	$1,566,403	$1,651,499	$1,472,550

	Years Ended December 31,
Trading securities	2009	2008	2007
U.S. government agencies	$—	$—	$69,793
Mortgage-backed securities	—	—	125,387
Equity securities	1,635	2,201	2,245

	$1,635	$2,201	$197,425

The amortized cost, yield and fair value of debt securities at December 31, 2009, by contractual maturity, were as follows (amounts in thousands):

TABLE 6. Securities Maturities by Type

Available for sale	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield
U.S. Treasury	$11,052	$658	$159	$—	$11,869	$11,930	0.66%
U.S. government agencies	25,350	31,455	25,053	50,000	131,858	131,825	4.21%
Municipal obligations	17,432	44,855	85,682	40,687	188,656	191,668	5.27%
Other debt securities	1,297	9,418	3,377	1,486	15,578	16,326	5.82%

	$55,131	$86,386	$114,271	$92,173	$347,961	$351,749	4.74%

Fair Value	$55,626	$90,704	$114,365	$91,054	$351,749

Weighted Average Yield	3.68%	4.34%	5.01%	5.11%	4.74%

Other Equity Securities					$1,071	$1,862	N/A
Mortgage-backed securities & CMOs					1,217,371	1,257,716	4.89%

Total available for sale securities					$1,566,403	$1,611,327	4.86%

Trading securities					$1,635	$1,635	N/A

Federal Funds Sold and Short-term Investments

We held $0.4 million in federal funds sold in 2009, a decrease of $174.8 million from 2008. We held $214.8 million at December 31, 2009 and $362.9 million at December 31, 2008 in U.S. government agency discount notes as securities available for sale at amortized cost. The short-term investments all mature in less than 1 year. As the amortized cost is a reasonable estimate for fair value of these short-term investments, there were no gross unrealized losses to evaluate for impairment in the years ended December 31, 2009 and December 31, 2008. The Company did this primarily for liquidity and to use these investments as collateral for public fund deposit and customer repos.

Loan Portfolio

We experienced an increase in loan growth during 2009 as our efforts to generate loan volume continue. Average loans were $4.3 billion in 2009, an increase of $436.2 million, or 11.3%, over 2008. As indicated by Table 7, commercial and real estate loans increased $332.0 million, or 13.9%, from 2008. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations. We originate commercial and real estate loans to a wide variety of customers in many different industries and, as such, no single industry concentrations existed at December 31, 2009.

Mortgage loans of $451.8 million were $33.7 million, or 8.1%, higher than in 2008. We originate both fixed-rate and adjustable-rate mortgage loans. Certain types of mortgage loans are sold in the secondary mortgage market, while Hancock retains other types. We also originate home equity loans. This product offers customers the opportunity to leverage rising home values and equity, when the market allows, to obtain tax-advantaged consumer financing. We do not offer subprime or “Alt A” home mortgage loans.

Direct consumer loans, which include loans and revolving lines of credit made directly to consumers, were up $68.2 million, or 12.6%, from 2008.

We originate indirect consumer loans, which consist primarily of consumer loans originated through third parties such as automobile dealers or other point-of-sale channels. Indirect consumer loans of $411.8 million for 2009 were up $5.8 million, or 1.4%, from 2008.

We own a finance company subsidiary, which originates both direct and indirect consumer loans. Finance company loans decreased $3.6 million, or 3.1%, at December 31, 2009, compared to the subsidiary’s outstanding loans on December 31, 2008.

The acquisition of Peoples First on December 18, 2009, increased period-end loans by $1.0 billion, impacting our loan mix in 2009 and will impact our average loan mix for 2010. The majority of these loans are commercial real estate ($478.0 million) and mortgage loans ($344.0 million)

The following table shows average loan growth for the three-year period ended December 31, 2009:

TABLE 7. Average Loans

	2009			2008			2007
	Balance	TE Yield	Mix	Balance	TE Yield	Mix	Balance	TE Yield	Mix
	(In thousands)

Commercial & R.E. Loans	$2,725,894	5.36%	63.2%	$2,393,856	6.00%	61.8%	$2,076,429	7.37%	60.6%
Mortgage loans	451,823	5.75%	10.5%	418,133	5.93%	10.8%	385,568	5.90%	11.2%
Direct consumer loans	609,131	5.59%	14.1%	540,885	6.73%	13.9%	492,298	8.03%	14.4%
Indirect consumer loans	411,772	6.65%	9.6%	405,964	6.81%	10.5%	369,147	6.68%	10.8%
Finance company loans	111,500	17.38%	2.6%	115,070	18.53%	3.0%	104,567	19.89%	3.0%

Total average loans (net of unearned)	$4,310,120	5.89%	100.0%	$3,873,908	6.57%	100.0%	$3,428,009	7.64%	100.0%

The following table sets forth, for the periods indicated, the composition of our loan portfolio:

TABLE 8. Loans Outstanding by Type

	Loan Portfolio Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Real estate:
Residential mortgages 1-4 family	$1,099,068	$771,995	$705,566	$702,772	$685,681
Residential mortgages multifamily	102,503	65,979	53,442	69,296	40,678
Home equity lines/loans	459,712	312,598	214,528	133,540	133,823
Construction and development	585,714	586,830	628,037	534,460	391,194
Nonresidential	1,423,167	943,105	731,318	666,593	609,647
Commercial, industrial and other	820,246	884,102	627,015	551,484	546,635
Consumer	543,740	611,036	564,869	525,164	506,418
Lease financing and depository institutions	68,451	72,571	72,717	69,487	48,007
Credit cards and other revolving credit	24,738	15,933	15,391	14,262	14,316

	5,127,339	4,264,149	3,612,883	3,267,058	2,976,399
Less, unearned income	13,164	14,859	16,326	17,420	11,432

Net loans	$5,114,175	$4,249,290	$3,596,557	$3,249,638	$2,964,967

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio:

TABLE 9. Loans Maturities by Type

	December 31, 2009 Maturity Range
	Within One Year	After One Through Five Years	After Five Years	Total
	(In thousands)

Commercial, industrial and other	$259,014	$317,004	$244,228	$820,246
Real estate - construction	157,900	379,735	48,079	585,714
All other loans	135,676	1,516,771	2,055,768	3,708,215

Total loans	$552,590	$2,213,510	$2,348,075	$5,114,175

The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is shown below:

TABLE 10. Loans Sensitivity to Changes in Interest Rates

December 31, 2009
(In thousands)

Commercial, industrial, and real estate construction maturing after one year:
Fixed rate	$827,384
Floating rate	161,662
Other loans maturing after one year:
Fixed rate	2,759,706
Floating rate	812,833

Total	$4,561,585

Non-performing Assets

The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, restructured loans and real estate owned. Loans past due 90 days or more and still accruing are also disclosed:

TABLE 11. Non-performing Assets

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Loans accounted for on a non-accrual basis	$86,555	$29,976	$13,067	$3,500	$10,617
Foreclosed assets	14,336	5,360	2,297	681	1,898

Total non-performing assets	$100,891	$35,336	$15,364	$4,181	$12,515

Loans 90 days past due still accruing	$11,647	$11,005	$4,154	$2,552	$25,622

Ratios
Non-performing assets to loans plus other real estate	1.97%	0.83%	0.43%	0.13%	0.42%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	58.69%	133.16%	241.43%	694.67%	195.50%
Loans 90 days past due still accruing to loans	0.23%	0.26%	0.11%	0.08%	0.86%

The amount of interest that would have been recorded on non-accrual loans had the loans not been classified as “non-accrual” was $2.0 million, $1.1 million, $0.05 million, $0.8 million and $0.7 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively. Interest actually received on non-accrual loans at December 31, 2009 was $0.3 million and for the years ended December 31, 2008, 2007, 2006 and 2005 was not material.

Non-performing assets consist of loans accounted for on a non-accrual basis, restructured loans and foreclosed assets. Table 11 presents information related to non-performing assets for the five years ended December 31, 2009. Total non-performing assets at December 31, 2009 were $100.9 million, an increase of $65.6 million, or 186%, from December 31, 2008. The majority, or $55.6 million, of the total non-performing assets were from the acquisition of Peoples First in December 2009. Loans that are over 90 days past due but still accruing were $11.6 million at December 31, 2009. This compares to $11.0 million at December 31, 2008. The increase in loans past due can be attributed to the effects of the on-going national recession, weakness in residential development, and higher unemployment levels across all of our markets. The loans contributing to the increase have been identified, and appropriate write-downs or allowances have been made based on underlying collateral values and those relationships have been placed in the hands of special asset personnel for handling. Management believes that the loans included in the non-performing assets total are being handled appropriately.

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

The methodology for determining the allowance for loan and lease losses involves significant judgment. Therefore, the Company has established a methodology for measuring the adequacy of the ALLL, which is systematic and consistently applied each quarter. The analysis and methodology include three primary segments: (1) a specific reserve analysis for those loans considered impaired under FASB guidance; (2) a pool analysis of groups of loans within the portfolio that have similar characteristics; and (3) qualitative risk factors and general economic conditions.

The guidance requires that a reserve analysis is to be completed on all loans that have been determined to be impaired by Management. When a loan is determined to be impaired, the amount of that impairment must be measured by either the loan’s observable market price, the fair value of the collateral of the loan, less liquidation costs, if it is collateral dependent, or by calculating the present value of expected future cash flows discounted at the loan’s effective interest rate. If the value of the impaired loan is less than the current balance of the loan, the Company must recognize the impairment by creating a specific reserve allowance for the shortfall.

The second reserve segment, the pool analysis methodology is governed by authoritative guidance regarding accounting for contingencies. A historical loss rate is calculated for each loan type over the 12 prior quarters to determine the 3 year average loss rate. As circumstances dictate, Management will make adjustments to the loss history to reflect significant changes in the Company’s loss history.

The third segment relates to risks not captured elsewhere. Adjustments are made to historical loss rates to cover risks associated with trends in delinquencies, non-accruals, current economic conditions, credit administration/ underwriting practices, and borrower concentrations.

At December 31, 2009, the allowance for loan losses was $66.1 million, or 1.29%, of year-end loans, compared to $61.7 million, or 1.45%, of year-end loans for 2008. Net charge-offs increased significantly to $50.3 million in 2009, as compared to $22.2 million in 2008. Overall, the allowance for loan losses was 58.7% of non-performing loans and accruing loans 90 days past due at year-end 2009 compared to 133.2% at year-end 2008. Not including Peoples First, the allowance for loan losses was 116.8% of non-performing loans and accruing loans 90 days past due at year-end 2009. There was no allowance for loan losses associated with the acquisition of Peoples First. Purchased loans are recorded at fair value at the acquisition date. In addition, reported net charge-offs exclude write-downs on purchased impaired loans as the fair value already considers the estimated credit losses.

We utilize quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses and are of the opinion that the allowance at December 31, 2009 is adequate.

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

TABLE 12. Summary of Activity in the Allowance for Loan Losses

	At and For The Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Net loans outstanding at end of period	$5,114,175	$4,249,290	$3,596,557	$3,249,638	$2,964,783

Average net loans outstanding	$4,310,120	$3,873,908	$3,428,009	$3,062,222	$2,883,020

Balance of allowance for loan losses at beginning of period	$61,725	$47,123	$46,772	$74,558	$40,682

Loans charged-off:
Real estate	3,670	1,360	530	758	226
Commercial	36,882	12,974	2,597	3,676	4,001
Consumer, credit cards and other revolving credit	14,333	13,051	11,159	14,712	11,537
Lease financing	30	22	166	369	47

Total charge-offs	54,915	27,407	14,452	19,515	15,811

Recoveries of loans previously charged-off:
Real estate	241	162	188	263	33
Commercial	766	1,036	2,774	4,729	2,757
Consumer, credit cards and other revolving credit	3,642	4,026	4,205	7,489	4,258
Lease financing	1	—	43	10	4

Total recoveries	4,650	5,224	7,210	12,491	7,052

Net charge-offs	50,265	22,183	7,242	7,024	8,759
Provision for (reversal of) loan losses	54,590	36,785	7,593	(20,762)	42,635

Balance of allowance for loan losses at end of period	$66,050	$61,725	$47,123	$46,772	$74,558

Ratios
Gross charge-offs to average loans	1.27%	0.71%	0.42%	0.64%	0.55%
Recoveries to average loans	0.11%	0.13%	0.21%	0.41%	0.24%
Net charge-offs to average loans	1.17%	0.57%	0.21%	0.23%	0.30%
Allowance for loan losses to year end loans	1.29%	1.45%	1.31%	1.44%	2.51%
Net charge-offs to period-end net loans	0.98%	0.52%	0.20%	0.22%	0.30%
Allowance for loan losses to average net loans	1.53%	1.59%	1.37%	1.53%	2.59%
Net charge-offs to loan loss allowance	76.10%	35.94%	15.37%	15.02%	11.75%

An allocation of the loan loss allowance by major loan category is set forth in the following table. There were no relevant variations in loan concentrations, quality or terms, except for an increase in the outstanding loan portfolio balance. The unallocated portion of the allowance represents supportable estimates of probable losses inherent in the loan portfolio but not specifically related to one category of the portfolio. The allocation is not necessarily indicative of the category of incurred losses, and the full allowance at December 31, 2009 is available to absorb losses occurring in category of loans.

TABLE 13. Allocation of Loan Loss by Category

	For Years Ended December 31,
	2009		2008		2007		2006		2005
	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)
	(In thousands)

Real estate	$4,782	71.76	$5,315	63.08	$1,998	64.85	$1,697	64.84	$23,042	62.86
Commercial, industrial and other	42,517	17.27	36,448	22.35	27,546	19.15	27,838	18.77	34,128	19.74
Consumer and other revolving credit	18,784	10.97	19,063	14.57	16,111	16.00	15,363	16.39	15,812	17.40
Unallocated	(33)	—	899	—	1,468	—	1,874	—	1,576	—

	$66,050	100.00	$61,725	100.00	$47,123	100.00	$46,772	100.00	$74,558	100.00

(1)	Loans used in the calculation of “allowance for loan losses” are grouped according to loan purpose.
(2)	Loans used in the calculation of “% of loans to total loans” are grouped by collateral type.

Deposits

Total average deposits increased by $515.2 million, or 9.9%, from $5.2 billion at December 31, 2008 to $5.7 billion at December 31, 2009. The increase occurred primarily in NOW account deposits which grew $420.6 million, or 35.2%, non-interest bearing demand deposits which grew $59.3 million, or 6.8%, and money market deposits which grew $40.1 million, or 6.5%. The acquisition of Peoples First on December 18, 2009, increased period-end deposits by $1.5 billion and will impact our average deposit mix for 2010. The majority of these deposits are time deposits ($1.1 billion), NOW and money market account deposits ($335.5 million), and non-interest bearing deposits ($76.5 million.)

Over the course of 2009, we continued our focus on multiple accounts, core deposit relationships and strategic placement of time deposit campaigns to stimulate overall deposit growth. In addition, we keep as our highest priority, continued customer demand for safety and liquidity of deposit products. The Banks traditionally price their deposits to position themselves competitively with the local market.

Table 14 shows average deposits for a three-year period.

TABLE 14. Average Deposits

	2009			2008			2007
	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
				(In thousands)

Non-interest bearing demand deposits	$935,985	0.00%	16%	$876,669	0.00%	17%	$927,655	0.00%	19%
NOW account deposits	1,616,523	1.09%	28%	1,195,900	1.65%	23%	1,067,775	2.52%	22%
Money market deposits	652,572	0.95%	11%	612,510	1.91%	12%	529,976	2.50%	11%
Savings deposits	372,781	0.12%	7%	370,705	0.26%	7%	428,599	0.61%	8%
Time deposits (including Public Funds CDs)	2,119,738	2.84%	38%	2,126,623	3.70%	41%	1,975,171	4.56%	40%

Total average deposits	$5,697,599		100%	$5,182,407		100%	$4,929,176		100%

Time certificates of deposit of $100,000 and greater at December 31, 2009 had maturities as follows:

TABLE 15. Maturity of Time Deposits greater than or equal to $100,000

December 31, 2009
(In thousands)

Three months	$374,502
Over three through six months	243,136
Over six months through one year	479,358
Over one year	232,554

Total	$1,329,550

Short-Term Borrowings

The following table sets forth certain information concerning our short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings.

TABLE 16. Short-Term Borrowings

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Federal funds purchased:
Amount outstanding at period-end	$250	$—	$4,100
Weighted average interest at period-end	0.11%	—	4.02%
Maximum amount at any month-end during period	$4,700	$33,775	$4,100
Average amount outstanding during period	$3,484	$16,003	$4,174
Weighted average interest rate during period	0.21%	2.20%	4.99%

Securities sold under agreements to repurchase:
Amount outstanding at period-end	$484,457	$505,932	$371,604
Weighted average interest at period-end	1.99%	2.10%	3.63%
Maximum amount at any month end during-period	$567,888	$621,424	$371,604
Average amount outstanding during period	$523,351	$524,712	$216,730
Weighted average interest rate during period	2.06%	2.76%	3.70%

Other short-term borrowings:
Amount outstanding at period-end	$30,805	$—	$—
Weighted average interest at period-end	0.38%	—	—
Maximum amount at any month end during-period	$156,000	$—	$—
Average amount outstanding during period	$75,160	$2,650	$—
Weighted average interest rate during period	0.17%	2.04%	—

Return on Equity and Assets

Information regarding performance and equity ratios is as follows:

TABLE 17. Return on Equity and Assets

	Years Ended December 31,
	2009	2008	2007
Return on average assets	1.05%	1.02%	1.26%
Return on average common equity	11.09%	11.18%	13.14%
Dividend payout ratio	42.11%	46.38%	41.74%
Average common equity to average assets ratio	9.50%	9.10%	9.61%

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

At December 31, 2009, we had $983.2 million in unused loan commitments outstanding, of which approximately $679.0 million were at variable rates and the remainder were at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At December 31, 2009, we had $108.7 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at December 31, 2009 and 2008 according to expiration date.

TABLE 18. Commitments and Letters of Credit

		Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
December 31, 2009
Commitments to extend credit	$983,242	$637,170	$54,678	$64,773	$226,621
Letters of credit	108,736	53,797	19,990	34,934	15

Total	$1,091,978	$690,967	$74,668	$99,707	$226,636

		Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
December 31, 2008
Commitments to extend credit	$885,156	$527,118	$43,454	$66,348	$248,236
Letters of credit	113,274	51,366	11,003	50,905	—

Total	$998,430	$578,484	$54,457	$117,253	$248,236

RISK MANAGEMENT

Credit Risk

The Banks’ primary lending focus is to provide commercial, consumer and real estate loans to consumers and to small and middle market businesses in their respective market areas. Diversification in the loan portfolio is a means of reducing the risks associated with economic fluctuations. The Banks have no significant concentrations of loans to particular borrowers or loans to any foreign entities. Loan portfolio average loan size has leveled off from a peak level in the fourth quarter of 2008 and has trended slightly down to year-end 2009. As of the fourth quarter 2009 our average commercial loan size is $0.1 million and our average commercial real estate loan size is $0.3 million. As of year-end 2009, we do not have any commercial real estate concentrations, as defined by interagency guidelines. We have experienced a decrease in residential construction/development lending from 2008 to 2009. The decrease was across all period-end balances. This segment of the loan portfolio still represents somewhat of a risk considering national housing trends, labor availability, building material availability, price fluctuations along with local market conditions of oversupply as well as general economic conditions. We monitor local trends and have observed a continued lull in home sales and in sales prices in almost all of our markets. We are continuing to limit this segment of the loan portfolio and will continue to see a reduction in 2010.

We are concerned about the decrease in real estate values locally and nationally. There is concern over the commercial investment sector such as hotels; office buildings; mini storage buildings; strip centers etc. since occupancies for those facilities are at an all time low nationally. Our markets have held up but we expect to see weakness as we head into the 2010 year. Based on the uncertainty of the supply and demand feature of the economy coupled with elevated unemployment figures and consumer confidence at a low point, we believe real estate values have not stabilized. Additionally, we have seen evidence that the appraisal community has been challenged to arrive at reliable values in this period when multiple issues are affecting the market.

Our Direct Loan portfolio represents approximately 42% of the bank’s total retail portfolio, including mortgage loans. As of December 31, 2009, approximately 96% of the Direct Loan portfolio was secured while approximately 4% of the portfolio was considered unsecured. The size of our Indirect Portfolio continued to trend down from year end 2008 to year end 2009. At December 31, 2008 we pulled back from our out of market dealers; focused on in market, higher grade credits and implemented approximately 14 initiatives to help reduce loan losses that we were experiencing.

Loans are underwritten on the basis of repayment ability and collateral value. Generally, real estate mortgage loans are made when the borrower produces evidence of repayment ability along with equity in the property to offset historical market devaluations.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses “ALLL” is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, we estimate the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary segments. These segments include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under generally accepted accounting principles. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt.

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

We apply pool analysis for commercial and commercial real estate loans where a historical loss ratio is applied to all commercial loans, commercial real estate loans and leases grouped by product type for which exposure is measured as required by generally accepted accounting principles and can best be evaluated collectively due to similar attributes. A historical loss rate is calculated for each group over the twelve prior quarters to determine the three year average loss rate. As circumstances dictate, we will make adjustments to the loss history to reflect significant changes in our loss history. Adjustments will also be made to historical loss rates to cover risks associated with trends in delinquencies, non-accruals, current economic conditions and credit administration/ underwriting practices and policies and borrower concentrations.

Asset/Liability Management

Our asset liability management (ALM) process consists of quantifying, analyzing and controlling interest rate risk (IRR) to maintain stability in net interest income (NII) under varying interest rate environments. The principal objective of ALM is to maximize net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of liquidity. Our net earnings are dependent on our net interest income. Net interest income is susceptible to IRR to the degree that interest-bearing liabilities mature or re-price on a different basis and timing than interest-earning assets. This timing difference represents a potential risk to our future earnings. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market rates of interest and the subsequent impact on customer behavior could adversely affect NII. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates and changes in customer behavior could result in a decrease in NII.

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

The Static Gap Report shown in Table 19 measures the net amounts of assets and liabilities that re-price within a given time period over the remaining lives of those instruments. At December 31, 2009, our cumulative re-pricing gap in the one year interval was -7.2%. The liability sensitive position represents a deposit funding mix of significant balances in short term contractual CDs and interest bearing public fund transaction deposits. The earning asset position is strategically managed with a balance in our loan growth (fixed versus floating and duration targets) and securities portfolio cash flows. We believe we are adequately positioned for the current rate environment.

To further control IRR, we structure our loan portfolio to provide appropriate investment opportunities while minimizing potential volatility in earnings from extension risk. Deposit strategies continue to emphasize a mix of non-certificate of deposit core accounts and consumer time deposits. However, the 2009 yield curve environment has created more demand on consumer time deposits with maturities one year or less. By mid-year 2010, $1.3 billion in CD balances will re-price and strategy is to re-price to terms of 12 months and greater. We anticipate mid-year 2010 twelve month Cumulative Re-pricing Gap to be much closer to an even gap position.

The following table sets forth the scheduled re-pricing or maturity of our assets and liabilities at December 31, 2009 and December 31, 2008. The assumed prepayment of investments and loans was based on our assessment of current market conditions on such dates. Estimates have been made for the re-pricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or re-pricing periods, reactions will vary as to timing and degree of interest rate change.

TABLE 19. Analysis of Interest Sensitivity

	December 31, 2009
	Overnight	Within 6 months	6 months to 1 year	1 to 3 years	> 3 years	Non-Sensitive Balance	Total
				(In thousands)
Assets
Securities	$1,399	$214,695	$153,678	$483,171	$757,545	$2,474	$1,612,962
Federal funds sold & short-term investments	582,491	214,771	—	—	—	—	797,262
Loans	—	2,419,296	344,186	1,315,098	1,005,657	—	5,084,237
Other assets	—	—	—	—	—	1,202,622	1,202,622

Total Assets	$583,890	$2,848,762	$497,864	$1,798,269	$1,763,202	$1,205,096	$8,697,083

Liabilities
Interest bearing transaction deposits	$—	$1,431,228	$322,818	$1,070,566	$225,116	$—	$3,049,728
Time deposits	—	1,180,993	1,199,998	524,828	166,923	—	3,072,742
Non-interest bearing deposits	—	—	—	53,667	1,019,674	—	1,073,341
Borrowings	290,551	23,573	25,039	106,805	81,264	—	527,232
Other liabilities	—	—	—	—	—	136,377	136,377
Stockholders’ equity	—	—	—	—	—	837,663	837,663

Total Liabilities & Equity	$290,551	$2,635,794	$1,547,855	$1,755,866	$1,492,977	$974,040	$8,697,083

Interest sensitivity gap	$293,339	$212,968	$(1,049,991)	$42,403	$270,225	$231,056
Cumulative interest rate sensitivity gap	$293,339	$506,307	$(543,684)	$(501,281)	$(231,056)	—
Cumulative interest rate sensitivity gap as a percentage of total earning assets	3.9%	6.7%	(7.2)%	(6.6)%	(3.1)%

TABLE 19. Analysis of Interest Sensitivity (continued)

	December 31, 2008
	Overnight	Within 6 months	6 months to 1 year	1 to 3 years	> 3 years	Non-Sensitive Balance	Total
				(In thousands)
Assets
Securities	$1,666	$743,616	$283,566	$300,332	$349,755	$3,022	$1,681,957
Federal funds sold & short-term investments	—	376,499	172,917	—	—	—	549,416
Loans	—	1,912,989	324,287	947,141	1,025,438	—	4,209,855
Other assets	—	—	—	—	—	726,026	726,026

Total Assets	$1,666	$3,033,104	$780,770	$1,247,473	$1,375,193	$729,048	$7,167,254

Liabilities
Interest bearing transaction deposits	$—	$1,289,545	$353,995	$856,040	$196,735	$—	$2,696,315
Time deposits	—	1,064,269	256,781	737,807	212,879	—	2,271,736
Non-interest bearing deposits	—	—	—	48,144	914,742	—	962,886
Borrowings	255,932	9,427	—	131,978	119,920	—	517,257
Other liabilities	—	—	—	—	—	109,561	109,561
Stockholders’ equity	—	—	—	—	—	609,499	609,499

Total Liabilities & Equity	$255,932	$2,363,241	$610,776	$1,773,969	$1,444,276	$719,060	$7,167,254

Interest sensitivity gap	$(254,266)	$669,863	$169,994	$(526,496)	$(69,083)	$9,988
Cumulative interest rate sensitivity gap	$(254,266)	$415,597	$585,591	$59,095	$(9,988)	—
Cumulative interest rate sensitivity gap as a percentage of total earning assets	(3.9)%	6.4%	9.0%	0.9%	(0.2)%

Net Interest Income at Risk

NII at risk measures the risk of a decline in earnings due to changes in interest rates. Table 20 presents an analysis of our IRR as measured by the estimated changes in NII resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2009. Shifts are measured in 100 basis point increments (+ 300 through—100 basis points) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy, and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period; the instantaneous shocks are performed against that yield curve.

TABLE 20. Net Interest Income (te) at Risk

Change in Interest Rates	Estimated Increase (Decrease) in NII December 31, 2009
(basis points)

-100	-7.1%
Stable	0.0%
+ 100	1.8%
+ 200	2.9%
+ 300	3.8%
Most Likely	-1.9%

Additionally, we have forecasted a Most Likely NII scenario based on its conservative projection of yield curve changes for the coming 12 month period. This scenario utilizes all base case assumptions, applying those assumptions against a yield curve forecast that incorporates the current interest rate environment and projects certain strategic pricing changes over the forecast period. Table 20 indicates that our level of NII modestly increases under rising rates and declines under falling rates. It should be noted that -100 is only presented as interest rates are at historic lows with Fed Funds target at 0.25% at December 31, 2009. The most likely scenario for interest rates projects a modest -1.9% decrease in net interest income to base case. Our 12 month forward most likely interest rate forecast is very much in line with Bloomberg consensus economic forecast which is a sloping yield curve and the spread between the 10yr yield to 2 year yield narrows to 2.30% by Q4 2010. Actual results will be significantly impacted by management’s ability to execute the CD re-pricing strategy of 18 month and greater term placement within the next 6 months of CD balance re-pricing.

The increasing rate scenarios show modest increase to levels of net interest income while the down 100 scenario shows lower levels of NII. These scenarios are instantaneous shocks that assume balance sheet management will mirror base case. Should the yield curve begin to rise or fall, management has several strategies available to maximize earnings opportunities or offset the negative impact to earnings. For example, in a rising rate environment, deposit pricing strategies could be adjusted to offer more competitive rates on long and medium-term CDs and less competitive rates on short-term CDs. Another opportunity at the start of such a cycle would be reinvesting the securities portfolio cash flows into short-term or floating-rate securities. On the loan side the company can make more floating-rate loans that tie to index that re-price more frequently, such as LIBOR (London interbank offered rate) and make fewer fixed-rate loans. Finally, there are a number of hedge strategies by which management could use derivatives, including swaps and purchased ceilings, to lock in net interest margin protection; to date, we have not entered into any hedge transactions for the purpose of earnings protection.

Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as anticipated. Additionally, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to NII than indicated above. Strategic management of our balance sheet and earnings is fluid and would be adjusted to accommodate these movements. As with any method of measuring IRR, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets such as adjustable-rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Also, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring its exposure to interest rate risk.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest-bearing deposits with other banks are additional sources of liquidity funding. As shown in Table 21 below, our liquidity ratios as of December 31, 2009 and 2008 for free securities stood at 20.5% or $365.5 million and 22.5% or $378.4 million, respectively.

TABLE 21. Liquidity Ratios

	2009	2008
	(In thousands)
Free securities	20.50%	22.50%
Free securities-net wholesale funds/core deposits	5.00%	-5.25%

Wholesale funding diversification
Certificate of deposits > $100,000 (excluding public funds)	9.15%	11.57%
Brokered certificate of deposits	0.00%	0.00%
Public fund certificate of deposits	$100,251	$168,388

Net wholesale funding maturity concentrations
Overnight	0.00%	0.00%
Up to 3 months	-1.12%	6.92%
Up to 6 months	1.94%	1.64%
Over 6 months	7.21%	9.94%

Net wholesale funds	$698,456	$1,325,274
Core deposits	$5,886,782	$4,474,625

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $367 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $139 million. As of December 31, 2009 and 2008, our core deposits were $5.9 billion and $4.5 billion, respectively, and Net Wholesale Funding stood at $698.5 million and $1.3 billion, respectively.

The Consolidated Statements of Cash Flows provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 2009. Cash flows from operations are a significant part of liquidity management, contributing significant levels of funds in 2009, 2008 and 2007.

Cash flows from operations decreased to $17.9 in 2009 from $94.4 million in 2008 and from $56.1 million in 2007. Cash flows provided by investing activities were $253.9 million in 2009, primarily from the acquisition of Peoples First, compared to cash flows used in investing activities of $1.11 billion in 2008. Federal funds sold decreased $176.0 million during 2009 and increased $57.4 million during 2008. Cash flows used by financing activities were $266.9 million in 2009, primarily from the decrease in deposits, compared to cash flows provided by financing activities of $1.03 billion in 2008.

Contractual Obligations

We have contractual obligations to make future payments on certain debt and lease agreements. Table 22 summarizes all significant contractual obligations at December 31, 2009, according to payments due by period.

TABLE 22. Contractual Obligations

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
Certificates of deposit	$3,072,742	$2,380,991	$524,828	$166,923	$—
Short-term debt obligations	484,707	484,707	—	—	—
Long-term debt obligations	223	13	33	46	131
Capital lease obligations	448	280	54	65	49
Operating lease obligations	34,553	5,810	6,895	4,533	17,315

Total	$3,592,673	$2,871,801	$531,810	$171,567	$17,495

CAPITAL RESOURCES

A strong capital position, which is vital to continued profitability, also promotes depositor and investor confidence and provides a solid foundation for future growth. Composite ratings by the respective regulatory authorities of the Company and the Banks establish minimum capital levels. Currently, we are required to maintain minimum Tier 1 leverage ratios of at least 3%, subject to an increase up to 5%, depending on the composite rating. At December 31, 2009, our capital balances were in excess of current regulatory minimum requirements. As indicated in Table 23 below, our regulatory capital ratios far exceed the minimum required ratios, and we have been categorized as “well capitalized” in the most recent notice received from their regulators.

We remain very well capitalized. As of December 31, 2009, our Leverage (tier one) Ratio stands at 10.60%, while the Tangible Equity Ratio is 8.81% (see below in Table 23). While we remain very well capitalized, so that we maintain flexibility for future capital needs, including acquisitions, we may consider raising additional capital at some point in the future.

TABLE 23. Risk-Based Capital and Capital Ratios

	2009	2008	2007	2006	2005
			(In thousands)
Tier 1 regulatory capital	$756,108	$550,216	$498,731	$510,639	$420,283
Tier 2 regulatory capital	66,397	61,874	47,447	46,583	46,218

Total regulatory capital	$822,505	$612,090	$546,178	$557,222	$466,501

Risk-weighted assets	$6,305,707	$5,162,676	$4,523,479	$4,097,400	$3,665,722

Ratios
Leverage (Tier 1 capital to average assets)	10.60%	8.06%	8.51%	8.63%	7.85%
Tier 1 capital to risk-weighted assets	11.99%	10.66%	11.03%	12.46%	11.47%
Total capital to risk-weighted assets	13.04%	11.86%	12.07%	13.60%	12.73%
Common stockholders’ equity to total assets	9.63%	8.50%	9.15%	9.36%	8.02%
Tangible common equity to total assets	8.81%	7.62%	8.08%	8.24%	6.89%

We made no stock purchases in 2009. During 2008, we purchased a total of 6,458 shares of common stock at an aggregate price of $260,000, or $40.26 per share. These shares were purchased under the 2007 Stock Repurchase Plan, authorizing the repurchase of 3,000,000 shares, or approximately 10% of our outstanding common stock. Subject to market conditions, repurchases will be conducted solely through a Rule 10b-1 repurchase plan. Shares repurchased under this plan will be held in treasury and used for general corporate purposes as determined by our board of directors.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2009 was $31.8 million, an increase of $23.5 million, or 282.0 percent, from the fourth quarter of 2008. Diluted earnings per share for 2009’s fourth quarter were $0.89, compared to $0.26 per diluted share for the same quarter a year ago. Our financial results for the fourth quarter of 2009 and the year as a whole as discussed in the Executive Overview were impacted by two very significant events. The impact of these events is summarized below:

•

On October 26, 2009, the company closed a very successful common stock offering. In connection with the offering, the company issued 4,945,000 shares of common stock at a price of $35.50. Gross proceeds were $175.5 million with net proceeds of $167.3 million after expenses. The proceeds of the offering are intended to be used for general corporate purposes, which may include financing acquisition opportunities and other expansion efforts.

•

On December 18, 2009, we acquired the assets and assumed the liabilities of Panama City, FL, based Peoples First Community Bank (Peoples First) through a purchase and assumption agreement containing a loss-sharing clause with the Federal Deposit Insurance Corporation (FDIC). The loss-sharing clause lessens the significant credit risk that usually accompanies a more traditional merger or acquisition. As a result of the loss-sharing clause, FDIC will cover all acquired loans with reimbursement of 80 percent of losses up to $385 million and 95 percent of losses beyond $385 million. The Company recorded an FDIC loss share receivable of $325.6 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. Hancock Bank acquired approximately $1.71 billion in assets and assumed $1.69 billion in liabilities. These values are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to the closing may become available. All of the other real estate owned (including foreclosed real estate) was retained by the FDIC. The acquisition resulted in a pretax acquisition gain of $33.6 million and pretax merger related expenses of $3.7 million. Peoples First has 29 branches in the Florida Panhandle and Central Florida.

For the quarter ended December 31, 2009, Hancock’s average total loans were $4.4 billion, which represented an increase of $187.7 million, or 4.5 percent, from the same quarter a year ago. The increases were in commercial/real estate (up $155.5 million), direct consumer loans (up $54.7 million), and mortgage loans (up $38.4 million) slightly offset by decreases in indirect consumer loans (down $53.6 million) and finance company loans (down $7.2 million.) Period end loans were $5.1 billion at December 31, 2009, an increase of $864.7 million, or 20.3 percent, from December 31, 2008. The increase was mainly due to the acquisition of Peoples First.

Average deposits were up $2.9 million, or 0.1 percent, from the fourth quarter of 2008. Period-end deposits for the fourth quarter were $7.20 billion, up $1.26 billion, or 21.3 percent, from December 31, 2008, primarily due to the acquisition of Peoples First. The increase was primarily in time deposits (up $869.1 million), interest bearing transaction deposits (up $443.6 million) and noninterest bearing deposits (up $110.5 million) slightly offset by a decrease in interest bearing public fund deposits (down $158.3 million.)

Net charge-offs for 2009’s fourth quarter were $13.6 million, or 1.24 percent of average loans compared to $12.6 million in the fourth quarter of 2008, or 1.20 percent of average loans. Non-performing assets as a percent of total loans and foreclosed assets was 1.97 percent at December 31, 2009 compared to 0.83 percent at December 31, 2008. The increase in non-performing assets was due primarily to the acquisition of Peoples First. Hancock recorded a provision for loan losses for the fourth quarter of $15.8 million, a decrease of $1.3 million, from $17.1 million at December 31, 2008. The ratio of the allowance for loan losses as a percent of period-end loans was 1.29 percent at December 31, 2009 compared to 1.45 percent at December 31, 2008.

Net interest income (te) for the fourth quarter increased $8.7 million, or 15.8 percent, while the net interest margin (te) of 3.97 percent was 46 basis points wider than the same quarter a year ago. Growth in average earning assets was strong compared to the same quarter a year ago with an increase of $158.5 million, or 2.5 percent, mostly reflected in higher average loans (up $187.7 million, or 4.5 percent). With short-term interest rates down significantly from the same quarter a year ago, the Company’s loan yield fell 12 basis points, pushing the yield on average earning assets down 28 basis points. However, total funding costs over the same quarter a year ago were down 73 basis points.

Non-interest income, excluding securities transactions, for the fourth quarter was up $32.8 million, or 107.2 percent, compared to the same quarter a year ago. The primary factor impacting the increase in non-interest income compared to the same quarter a year ago was the acquisition gain of $33.6 million. Other factors impacting noninterest income were higher levels of secondary mortgage market operations (up $810 thousand or 128.8 percent), service charges on deposit accounts (up $347 thousand or 3.0 percent), trust fees (up $160 thousand or 4.2 percent), ATM fees (up $148 thousand or 8.8 percent), and debit card and merchant fees (up $91 thousand or 3.2 percent). These increases were partially offset by decreases in investment and annuity fees (down $1.2 million or 41.7 percent) and insurance fees ($807 thousand or 19.5 percent).

Operating expenses for the fourth quarter were up $8.0 million, or 14.4 percent, compared to the same quarter a year ago. One factor contributing to the increase from the prior year quarter was $3.7 million in merger-related expenses related to the acquisition of Peoples First. The increase from the same quarter a year ago was reflected in higher personnel expense (up $4.4 million or 15.5 percent) and other operating expenses (up $3.8 million or 19.6 percent). These increases were slightly offset by a decrease in equipment expense (down $252 thousand or 9.7 percent).

Table 24 summarizes our unaudited quarterly financial results for 2009 and 2008.

TABLE 24. Summary of Quarterly Results

	2009
	First	Second	Third	Fourth
	(In thousands, except per share data)

Interest income (te)	$84,392	$83,054	$82,757	$85,585
Interest expense	(28,002)	(23,413)	(22,004)	(21,881)

Net interest income (te)	56,390	59,641	60,753	63,704
Provision for loan losses	(8,342)	(16,919)	(13,495)	(15,834)
Noninterest income	29,055	34,504	30,408	63,360
Noninterest expense	(55,838)	(58,226)	(55,749)	(63,657)
Taxable equivalent adjustment	(2,944)	(2,949)	(2,999)	(3,169)

Income before income taxes	18,321	16,051	18,918	44,404
Income tax expense	(4,290)	(2,305)	(3,700)	(12,624)

Net income	$14,031	$13,746	$15,218	$31,780

Average balance sheet data
Total assets	$7,183,886	$7,025,612	$6,977,267	$7,213,323
Earning assets	6,474,047	6,325,667	6,266,441	6,408,910
Loans	4,285,376	4,277,351	4,301,651	4,375,208
Deposits	5,909,887	5,707,121	5,560,812	5,617,295
Stockholders’ equity	624,239	636,086	643,573	792,093
Ratios
Return on average assets	0.79%	0.78%	0.87%	1.75%
Return on average common equity	9.12%	8.67%	9.38%	15.92%
Net interest margin (te)	3.50%	3.78%	3.86%	3.97%
Earnings per share
Basic	$0.44	$0.43	$0.48	$0.89
Diluted	$0.44	$0.43	$0.47	$0.89
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24
Market data:
High sales price	$45.56	$41.19	$42.38	$44.89
Low sales price	22.51	30.12	29.90	35.26
Period-end closing price	31.28	32.49	37.57	43.81
Trading volume	18,026	17,040	11,676	19,538

TABLE 24. Summary of Quarterly Results (continued)

	2008
	First	Second	Third	Fourth
	(In thousands, except per share data)

Interest income (te)	$87,227	$84,164	$86,774	$87,726
Interest expense	(34,345)	(29,573)	(29,357)	(32,727)

Net interest income (te)	52,882	54,591	57,417	54,999
Provision for loan losses	(8,818)	(2,787)	(8,064)	(17,116)
Noninterest income	36,421	31,838	30,115	29,404
Noninterest expense	(50,134)	(52,189)	(55,483)	(55,637)
Taxable equivalent adjustment	(2,455)	(2,432)	(2,642)	(2,925)

Income before income taxes	27,896	29,021	21,343	8,725
Income tax expense	(7,839)	(8,037)	(5,338)	(405)

Net income	$20,057	$20,984	$16,005	$8,320

Average balance sheet data
Total assets	$6,212,129	$6,223,233	$6,374,628	$6,891,029
Earning assets	5,581,299	5,608,748	5,747,098	6,250,441
Loans	3,638,608	3,712,005	3,953,235	4,187,468
Deposits	5,046,413	4,961,305	5,103,630	5,614,400
Stockholders’ equity	570,706	581,681	584,146	602,497
Ratios
Return on average assets	1.30%	1.36%	1.00%	0.48%
Return on average common equity	14.13%	14.51%	10.90%	5.49%
Net interest margin (te)	3.80%	3.91%	3.99%	3.51%
Earnings per share
Basic	$0.64	$0.67	$0.51	$0.26
Diluted	$0.63	$0.66	$0.50	$0.26
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24
Market data:
High closing price	$44.29	$45.68	$68.42	$56.45
Low closing price	$33.45	$38.38	$33.34	$34.20
Period-end closing price	$42.02	$39.29	$51.00	$45.46
Trading volume	17,204	14,527	23,562	18,544

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

The allowance for loan and lease losses (ALLL) is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios of the Banks as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary segments. These segments include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under generally accepted accounting principles. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt.

Purchased impaired loans are recorded at fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan. In addition, net charge-offs exclude write-downs on purchased impaired loans as the fair value already considers the estimated credit losses.

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

The Company adopted the Financial Accounting Standards Board’s (FASB) authoritative guidance regarding fair value measurements on January 1, 2008. The guidance establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. The guidance defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Available for sale securities classified as Level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and other debt and equity securities. Level 2 classified available for sale securities include mortgage-backed debt securities, collateralized mortgage obligations, and state and municipal bonds.

In October 2008, the FASB issued guidance for determining the fair value of a financial asset in a market that is not active, which clarified previous guidance. Application issues clarified include: how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The guidance was effective immediately and did not have a material impact on the Company’s financial condition or results of operations. The Company adopted authoritative guidance regarding the fair value option for financial assets and financial liabilities, on January 1, 2008. The Company did not elect to fair value any additional items under the guidance.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2009.

Carl J. Chaney	John M. Hairston	Michael M. Achary
President &	Chief Executive Officer &	Chief Financial Officer
Chief Executive Officer	Chief Operating Officer	February 17, 2010
February 17, 2010	February 17, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hancock Holding Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Hancock Holding Company (the “Company”) and its subsidiaries at December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion. The accompanying consolidated financial statements of the Company as of December 31, 2008 and for the two years then ended were audited by other auditors whose report, dated February 27, 2009, expressed an unqualified opinion on those statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of the Company’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 17, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hancock Holding Company:

We have audited the accompanying consolidated balance sheet of Hancock Holding Company and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hancock Holding Company and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Birmingham, Alabama
February 27, 2009

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands, except share data)
Assets:
Cash and due from banks (non-interest bearing)	$204,714	$199,775
Interest-bearing time deposits with other banks	582,081	11,355
Federal funds sold	410	175,166
Other short-term investments	214,771	362,895
Trading securities	1,635	2,201
Securities available for sale, at fair value (amortized cost of $1,566,403 and $1,651,499)	1,611,327	1,679,756
Loans held for sale	36,112	22,290
Loans	5,127,339	4,264,149
Less: Allowance for loan losses	(66,050)	(61,725)
Unearned income	(13,164)	(14,859)

Loans, net	5,048,125	4,187,565
Property and equipment, net of accumulated depreciation of $113,967 and $101,050	203,133	205,912
Other real estate, net	13,786	5,195
Accrued interest receivable	35,468	33,067
Goodwill	62,277	62,277
Other intangible assets, net	16,546	6,363
Life insurance contracts	151,355	144,959
Deferred tax asset, net	—	5,819
FDIC loss share receivable	325,606	—
Other assets	189,737	62,659

Total assets	$8,697,083	$7,167,254

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand	$1,073,341	$962,886
Interest-bearing savings, NOW, money market and time	6,122,471	4,968,051

Total deposits	7,195,812	5,930,937
Federal funds purchased	250	—
Securities sold under agreements to repurchase	484,457	505,932
Other short-term borrowings	30,805	—
Long-term notes	671	638
Deferred tax liability, net	7,116	—
Other liabilities	140,309	120,248

Total liabilities	7,859,420	6,557,755

Stockholders’ Equity
Common stock-$3.33 par value per share; 350,000,000 shares authorized, 36,840,453 and 31,769,679 issued and outstanding, respectively	122,679	105,793
Capital surplus	257,643	101,210
Retained earnings	454,343	411,579
Accumulated other comprehensive gain/(loss), net	2,998	(9,083)

Total stockholders’ equity	837,663	609,499

Total liabilities and stockholders’ equity	$8,697,083	$7,167,254

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Interest income:
Loans, including fees	$244,124	$246,573	$255,761
Securities-taxable	70,573	80,048	78,089
Securities-tax exempt	4,555	4,978	6,234
Federal funds sold	14	1,858	5,458
Other investments	4,461	1,980	155

Total interest income	323,727	335,437	345,697

Interest expense:
Deposits	84,313	111,052	132,920
Federal funds purchased and securities sold under agreements to repurchase	10,809	14,843	8,231
Long-term notes and other interest expense	198	184	80
Capitalized interest	(20)	(77)	(995)

Total interest expense	95,300	126,002	140,236

Net interest income	228,427	209,435	205,461
Provision for loan losses	54,590	36,785	7,593

Net interest income after provision for loan losses	173,837	172,650	197,868

Noninterest income:
Service charges on deposit accounts	45,354	44,243	41,929
Trust fees	15,127	16,858	15,902
Insurance commissions and fees	14,355	16,554	19,229
Investment and annuity fees	8,220	10,807	8,746
Debit card and merchant fees	11,252	11,082	10,126
ATM fees	7,374	6,856	5,983
Secondary mortgage market operations	5,906	2,977	3,723
Securities gains (losses), net	69	4,825	308
Bargain purchase gain on acquisition	33,623	—	—
Other income	16,047	13,576	14,740

Total noninterest income	157,327	127,778	120,686

Noninterest expense:
Salaries and employee benefits	121,449	109,773	106,959
Net occupancy expense	20,340	19,538	19,435
Equipment rentals, depreciation and maintenance	9,849	10,992	10,465
Amortization of intangibles	1,417	1,432	1,651
Other expense	80,415	71,708	78,233

Total noninterest expense	233,470	213,443	216,743

Income before income taxes	97,694	86,985	101,811
Income taxes	22,919	21,619	27,919

Net income	$74,775	$65,366	$73,892

Basic earnings per common share	$2.28	$2.07	$2.30

Diluted earnings per common share	$2.26	$2.04	$2.26

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Unearned
	Shares	Amount	Surplus	Earnings	Loss, net	Compensation	Total
	(In thousands, except share and per share data)

Balance, January 1, 2007	32,666,052	$108,778	$139,099	$334,546	$(24,013)	$—	$558,410
Comprehensive income:
Net income per consolidated statements of income	—	—	—	73,892	—	—	73,892
Net change in fair value of securities available for sale, net of tax	—	—	—	—	8,846	—	8,846
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	540	—	540

Comprehensive income							83,278
Cash dividends paid ($0.96 per share)	—	—	—	(30,957)	—	—	(30,957)
Common stock issued, long - term incentive plan, including excess income tax benefit of $345	184,775	615	2,134	—	—		2,749
Compensation expense, long - term incentive plan	—	—	1,155	—	—	—	1,155
Purchase of common stock	(1,556,220)	(5,182)	(55,266)	—	—	—	(60,448)

Balance, December 31, 2007	31,294,607	104,211	87,122	377,481	(14,627)	—	554,187
Comprehensive income
Net income per consolidated statements of income	—	—	—	65,366	—	—	65,366
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	(12,095)	—	(12,095)
Net change in fair value of securities available for sale, net of tax	—	—	—	—	17,639	—	17,639

Comprehensive income							70,910
SFAS No. 158, change in measurement date	—	—	—	(815)	—	—	(815)
Cash dividends declared ($0.96 per common share)	—	—	—	(30,453)	—	—	(30,453)
Common stock issued, long-term incentive plan, including excess income tax benefit of $4,512	481,530	1,604	11,520	—	—	—	13,124
Compensation expense, long-term incentive plan	—	—	2,806	—	—	—	2,806
Purchase of common stock	(6,458)	(22)	(238)	—	—	—	(260)

Balance, December 31, 2008	31,769,679	105,793	101,210	411,579	(9,083)	—	609,499
Comprehensive income
Net income per consolidated statements of income	—	—	—	74,775	—	—	74,775
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	1,473	—	1,473
Net change in fair value of securities available for sale, net of tax	—	—	—	—	10,608	—	10,608

Comprehensive income							86,856
Cash dividends declared ($0.96 per common share)	—	—	—	(32,011)	—	—	(32,011)
Common stock issued	4,945,000	16,467	150,905				167,372
Common stock issued, long-term incentive plan, including excess income tax benefit of $480	125,774	419	2,274	—	—	—	2,693
Compensation expense, long-term incentive plan	—	—	3,254	—	—	—	3,254

Balance, December 31, 2009	36,840,453	$122,679	$257,643	$454,343	$2,998	$—	$837,663

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
		(In thousands)
Operating Activities:
Net income	$74,775	$65,366	$73,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,549	15,761	14,041
Provision for (reversal of) loan losses, net	54,590	36,785	7,593
(Gains) losses on other real estate owned	768	230	(732)
Deferred tax expense (benefit)	(6,953)	(5,012)	7,560
Increase in cash surrender value of life insurance contracts	(6,396)	(5,538)	(5,397)
Gain on acquisition	(20,732)	—	—
(Gain) loss on sales/paydowns of securities available for sale, net	(69)	(1,950)	(273)
(Gain) loss on disposal of other assets	(1,478)	(602)	193
Gain on sale of loans held for sale	(579)	(427)	(583)
(Gain) loss on trading securities	—	(2,875)	114
Purchase of trading securities, net	—	—	(10)
Proceeds from paydowns of securities held for trading	—	7,635	—
Amortization (accretion) of securities premium/discount, net	917	2,012	(1,773)
Amortization of mortgage servicing rights	175	210	345
Amortization of intangible assets	1,417	1,432	1,651
Stock-based compensation expense	3,254	2,806	1,155
(Increase) decrease in accrued interest receivable	2,779	2,050	(1,417)
Increase (decrease) in accrued expenses	8,270	2,624	(12,197)
Increase in other liabilities	20,645	2,309	4,430
Increase (decrease) in interest payable	(3,276)	(2,785)	883
Decrease in policy reserves and liabilities	(8,937)	(12,051)	(35,180)
Decrease in reinsurance receivables	3,212	8,060	3,215
(Increase) decrease in other assets	(106,465)	(14,062)	274
Proceeds from sale of loans held for sale	366,885	192,838	251,684
Originations of loans held for sale	(380,128)	(195,569)	(253,112)
Excess tax benefit from share based payments	(480)	(4,512)	(345)
Other, net	399	(367)	60

Net cash provided by operating activities	18,142	94,368	56,071

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2009	2008	2007
		(In thousands)
Investing Activities:
Net (increase) decrease in interest-bearing time deposits	$(558,271)	$(2,795)	$1,637
Proceeds from sales of securities available for sale	10,202	213,814	9,222
Proceeds from maturities of securities available for sale	599,066	938,939	1,270,294
Purchases of securities available for sale	(509,304)	(1,140,901)	(1,038,175)
Proceeds from maturities of short-term investments	1,639,998	—	—
Purchase of short-term investments	(1,498,681)	(362,895)	—
Net (increase) decrease in federal funds sold	176,002	(57,445)	94,521
Net (increase) decrease in loans	17,906	(684,528)	(356,787)
Purchases of property and equipment	(12,305)	(23,618)	(70,267)
Proceeds from sales of property and equipment	2,700	2,150	497
Premiums paid on life insurance contracts	—	—	(20,000)
Net cash received from acquisition	378,367	—	—
Proceeds from sales of other real estate	8,015	6,184	1,753

Net cash provided by (used in) investing activities	253,695	(1,111,095)	(107,305)

Financing Activities:
Net increase (decrease) in deposits	(298,062)	921,403	(21,457)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(21,225)	130,228	153,313
(Proceeds) repayments of long-term notes	(166)	(155)	535
Proceeds from issuance of short-term notes	1,609,399	—	—
Repayments of short-term notes	(1,694,898)	—	—
Dividends paid	(32,011)	(30,453)	(30,957)
Proceeds from exercise of stock options	2,213	8,612	2,404
Repurchase/retirement of common stock	—	(260)	(60,448)
Proceeds from stock offering	167,372	—	—
Excess tax benefit from stock option exercises	480	4,512	345

Net cash provided by (used in) financing activities	(266,898)	1,033,887	43,735

Increase (decrease) in cash and due from banks	4,939	17,160	(7,499)
Cash and due from banks at beginning of year	199,775	182,615	190,114

Cash and due from banks at end of year	$204,714	$199,775	$182,615

Supplemental Information

Income taxes paid	$5,810	$19,413	$29,209
Interest paid, including capitalized interest of $20, $77, and $995, respectively	96,797	128,787	139,353
Restricted stock issued to employees of Hancock	2,688	3,045	2,495

Supplemental Information for Non-Cash
Investing and Financing Activities
Transfers from loans to other real estate	$20,023	$10,671	$2,694
Financed sales of foreclosed property	2,649	1,234	339
Transfers from trading securities to available for sale securities	—	190,802	—

See accompanying notes to consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Description of Business

Hancock Holding Company “the Company” or “Hancock” is a financial holding company headquartered in Gulfport, Mississippi operating in the states of Mississippi, Louisiana, Alabama and Florida. Hancock Holding Company, the Parent Company operates through four wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi, Hancock Bank of Louisiana, Baton Rouge, Louisiana, Hancock Bank of Florida, Tallahassee, Florida and Hancock Bank of Alabama, Mobile, Alabama (“the Banks.”) Effective January 1, 2010, Hancock Bank of Florida will be merged into Hancock Bank. The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. Hancock Bank subsidiaries include Hancock Investment Services, Hancock Insurance Agency, and Harrison Finance Company.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Fair Value Accounting

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

The Company adopted the Financial Accounting Standards Board’s (FASB) authoritative guidance regarding fair value measurements on January 1, 2008. The guidance establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. The guidance defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Available for sale securities classified as Level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and other debt and equity securities. Level 2 classified available for sale securities include mortgage-backed debt securities, collateralized mortgage obligations, and state and municipal bonds. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as level 3 under the fair value hierarchy. The Company currently has no level 3 assets or liabilities.

In October 2008, the FASB issued guidance for determining the fair value of a financial asset in a market that is not active, which clarified previous guidance. Application issues clarified include: how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The guidance was effective immediately and did not have a material impact on the Company’s financial condition or results of operations. The Company adopted authoritative guidance regarding the fair value option for financial assets and financial liabilities, on January 1, 2008. The Company did not elect to fair value any additional items under the guidance.

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets and assumed liabilities are recorded at their respective acquisition date fair values, and identifiable intangible assets are recorded at fair value. If the fair value of assets purchased exceeded the fair value of liabilities assumed, it results in a “bargain purchase gain.” If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield which will have a positive impact on interest income. In addition, purchased loans without evidence of credit deterioration are also handled under this method.

All identifiable intangible assets that are acquired in a business combination are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). Deposit liabilities and the related depositor relationship intangible assets may be exchanged in observable exchange transactions. As a result, the depositor relationship intangible asset is considered identifiable, because the separability criterion has been met since the depositor relationship intangible asset can be sold in conjunction with the deposit liability. Accordingly, the Company recorded a core deposit intangible asset associated with the Peoples First acquisition of $11.6 million.

Indemnification assets are recognized when the seller contractually indemnifies, in whole or in part, the buyer for a particular uncertainty. The recognition and measurement of an indemnification asset is based on the related indemnified item. That is, the acquirer should recognize an indemnification asset at the same time that it recognizes the indemnified item, measured on the same basis as the indemnified item, subject to collectibility or contractual limitations on the indemnified amount. Therefore, if the indemnification relates to an asset or a liability that is recognized at the acquisition date and measured at its acquisition-date fair value, the acquirer should recognize the indemnification asset at its acquisition-date fair value on the acquisition date. If an indemnification asset is measured at fair value, a separate valuation allowance is not necessary, because its fair value measurement will reflect any uncertainties in future cash flows. The loans purchased in the Peoples First Community Bank FDIC-assisted acquisition are covered by a loss share agreement between the FDIC and the Company, which affords the Company significant loss protection. The Company recorded an estimated receivable from the FDIC of $325.6 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

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

Short-term Investments

Short-term investments represent U.S. government agency discount notes that all mature in less than 1 year. The investments are classified as available for sale and are carried at fair value. Unrealized holding gains are excluded from net income and are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized.

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. See Acquisition Accounting section above for accounting policy regarding loans acquired in a business combination.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Allowance for Loan Losses

The allowance for loan and lease losses “ALLL” is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably anticipated losses in the existing portfolio based on the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary segments. These segments include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under FASB’s authoritative guidance for accounting by creditors for impairment of a loan. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt.

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses. See Acquisition Accounting section above for accounting policy regarding loans acquired in a business combination.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is charged to expense over the estimated useful lives of the assets, which are up to 39 years for buildings and three to seven years for furniture and equipment. Amortization expense for software is charged over 3 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. In cases where the Company has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when the Company is “reasonably assured” that it will renew the lease. Depreciation and amortization expenses are computed using a straight-line basis for assets acquired after January 1, 2006 and the double declining balance basis for assets acquired prior to January 1, 2006. Gains and losses related to retirement or disposition of fixed assets are recorded in other income under non-interest income on the consolidated statements of income. The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values. There were no impairment losses on property and equipment recorded during 2009, 2008, or 2007.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Management reviews goodwill for impairment based on the Company’s four primary reporting segments. The last test was conducted as of September 30, 2009. There was no impairment and there have been no trigger events that would cause an impairment since September 30, 2009.

The Company analyzes goodwill using market capitalization to book value comparison. The Company considered using a present value technique to estimate fair value. The cash flow estimates would incorporate assumptions that market participants would use in their estimates of fair value. The assumptions would need to be reasonable and based on supportable data considering all available evidence with weight commensurate with the extent to which the evidence can be verified objectively. The Company considers this alternative method to have subjective assumptions and considers market capitalization to be more objective as the Company’s reporting segments are in the same business, operate with the same policies and procedures, and are under the same executive management team.

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own on in combination with a related contract, asset, or liability. The Company’s identifiable intangible assets primarily relate to core deposits, insurance customer relationships, non-compete agreements and trade name. These intangibles, which have definite useful lives, are amortized based on the sum-of-the-years-digits method over their estimated useful lives for assets acquired prior to January 1, 2006 and on a straight-line basis for assets acquired subsequent to January 1, 2006. In addition, these intangibles are evaluated annually for impairment or whenever events and changes in circumstances indicate that the carrying amount should be reevaluated. The intangible assets are monitored annually and have had a consistent revenue stream. Also, if the annual goodwill test revealed an impairment, the Company would also evaluate the intangible assets for impairment.

Mortgage Servicing Rights

The authoritative guidance for accounting for servicing of financial assets requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. Under the guidance, the Company decided to continue to use the amortization method instead of adopting the fair value method. Management has determined that it has one class of servicing rights which is based on the type of loan. The risk characteristics of the underlying financial assets used to stratify servicing assets for purposes of measuring impairment are interest rate, type of product (fixed versus variable), duration, and asset quality. The book value of mortgage servicing rights at December 31, 2009 and December 31, 2008 was $0.3 million. The market value of mortgage servicing rights at December 31, 2009 and December 31, 2008 was $1.4 million and $1.0 million, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

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

Derivative Instruments

The Company has certain Interest Rate Lock Commitments “IRLC’s” that are reported on the consolidated balance sheets at fair value with changes in fair value reported in statements of income. The Company also has interest rate swaps which are recognized on the consolidated balance sheets as other assets at fair value as required by authoritative guidance. These interest rate swaps do not qualify for hedge accounting under the guidelines of FASB’s guidance for accounting for derivative instruments and hedging. Gains and losses related to the change in fair value are recognized in earnings during the period of change in fair value as other non-interest income.

Income Taxes

The Company accounts for deferred income taxes using the liability method. Deferred tax assets and liabilities are based on temporary differences between the financial statement carrying amounts and the tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Pension Accounting

The Company has accounted for its defined benefit pension plan using the actuarial model required by authoritative guidance for employers’ accounting for pensions. The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes. The Company also sponsors two defined benefit postretirement plans, which provide medical benefits and life insurance benefits. The Company has accounted for these plans using the actuarial computations required by guidance regarding employers accounting for postretirement benefits other than pensions. The cost of the defined benefit postretirement plan has been recognized on the projected unit credit method over the employee’s approximate service period. Effective December 31, 2006, the Company adopted authoritative guidance for employers’ accounting for defined benefit pension and other postretirement plans which required the recognition of the over funded or under funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet. In 2008, the Company changed the measurement date of the funded status of the plan from September 30 to December 31.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

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

Stock-Based Compensation

In recognizing stock-based compensation, the Company follows the provisions of authoritative guidance regarding share-based payments. This guidance establishes fair value as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation cost, which is recognized over the requisite service period.

Revenue Recognition

The largest source of revenue for the Company is interest revenue. Interest revenue is recognized on an accrual basis driven by written contracts, such as loan agreements or securities contracts. Credit-related fees, including letter of credit fees, are recognized in non-interest income when earned. The Company recognizes commission revenue and brokerage, exchange and clearance fees on a trade-date basis. Other types of non-interest revenue such as service charges on deposits and trust revenues, are accrued and recognized into income as services are provided and the amount of fees earned are reasonably determinable.

Earnings Per Share

Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding for the applicable period. Shares outstanding are adjusted for restricted shares issued to employees under the long-term incentive compensation plan and for certain shares that will be issued under the directors’ compensation plan. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding increased by the number of shares in which employees would vest under performance-based restricted stock and stock unit awards based on expected performance factors and by the number of additional shares that would have been issued if potentially dilutive stock options were exercised, each as determined using the treasury stock method.

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

Statements of Cash Flows

The Company considers only cash on hand, cash items in process of collection and balances due from financial institutions as cash and cash equivalents for purposes of the consolidated statements of cash flows.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Operating Segment Disclosures

As defined by authoritative guidance, segment disclosures require reporting information about a company’s operating segments using a “management approach.” Reportable segments are identified as those revenue-producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company defines reportable segments as the banks.

Other

Assets held by the banks in a fiduciary capacity are not assets of the banks and are not included in the consolidated balance sheets.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance on fair value measurements and disclosures that requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies the requirements of reporting fair value measurement for each class of assets and liabilities and clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities based on the nature and risks of the investments. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The impact on the Company’s financial condition or results of operations is dependent on the extent of any future subsequent events. The Company performed a review through February 17, 2010, and determined that there were no transactions qualifying as a subsequent event.

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

In April 2009, the FASB issued authoritative guidance regarding recognition and presentation of other-than-temporary impairments that changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on available for sale debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are credit losses; requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and at adoption, requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery. The authoritative guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of the guidance in the second quarter did not have a material impact on the Company’s financial condition or results of operations.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

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

In December 2008, the FASB issued authoritative guidance for employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and significant concentrations on risk within plan assets. The guidance is effective for fiscal years ending after December 15, 2009. The adoption of the guidance did not have a material impact on the Company’s financial condition or results of operations.

In June 2008, the FASB issued authoritative guidance, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company was required to retrospectively adjust its earnings per share data including any amounts related to interim periods, summaries of earnings and selected financial data. The adoption of the guidance did not have a material impact on the Company’s financial condition or results of operations.

In April 2008, the FASB issued authoritative guidance for determination of the useful life of intangible asset, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance regarding goodwill and other intangible assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under the guidance and the period of expected cash flows used to measure the fair value of the asset under the guidance and other U.S. generally accepted accounting principles. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the guidance did not have a material impact on the Company’s financial condition or results of operations.

Note 2. Acquisition of Peoples First Community Bank

On December 18, 2009, the Company entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (FDIC), as receiver for Peoples First Community Bank (Peoples First) based in Panama City, Florida. Earlier that day, the Office of Thrift Supervision issued an order requiring the closure of Peoples First Community Bank and appointing the FDIC as receiver. According to terms of the agreement, the Company acquired substantially all of the assets of Peoples First and all deposits and borrowings. All deposits were assumed with no losses to any depositor. There was no consideration paid for the acquisition. Peoples First operated 29 branches in Florida with assets totaling approximately $1.7 billion and approximately 437 employees.

The loans purchased are covered by a loss share agreement between the FDIC and the Company, which affords the Company significant loss protection. Under the loss share agreement, the FDIC will cover 80% of covered loan losses up to $385 million and 95% of losses in excess of that amount. The term for loss sharing on residential real estate loans is ten years. The term for loss sharing on non-residential real estate loans is five years for other loans. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Acquisition of Peoples First Community Bank (continued)

New loans made after that date are not covered by the shared-loss agreements. The loss sharing agreements are subject to our compliance with servicing procedures specified in the agreements with the FDIC. The Company recorded an estimated receivable from the FDIC of $325.6 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company.

The acquisition was accounted for under the purchase method of accounting in accordance with generally accepted accounting principles regarding acquisitions. The statement of net assets acquired as of December 18, 2009 and the resulting gain are presented in the following table. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. A net acquisition bargain purchase gain of $20.7 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

The following table provides the assets purchased and the liabilities assumed and the adjustments to fair value:

ACQUISITION GAIN CALCULATION
	As Recorded by Peoples First Community Bank	Fair Value Adjustments		As Recorded by Hancock
		(In thousands)
Assets
Cash	$98,068	$302,208	(a)	$400,276
Securities	16,149	—		16,149
Loans	1,461,541	(511,111	) (b)	950,430
Land, building, and FF&E	8	—		8
Core deposit intangible	—	11,610	(c)	11,610
FIDC loss share receivable	—	325,606	(d)	325,606
Other assets	13,000	(1,813	) (e)	11,187

Total assets acquired	$1,588,766	$126,500		$1,715,266

Liabilities
Deposits	$1,552,454	$10,483	(f)	$1,562,937
FHLB advances	115,500	$804	(g)	$116,304
Other liabilities	2,402	$12,891	(g)	$15,293

Total liabilities acquired	$1,670,356	$24,178		$1,694,534

Net assets acquired “bargain purchase” gain				$20,732

Explanation of Fair Value Adjustments

(a)	Adjustment is for cash received from the FDIC for first losses.
(b)	This estimated adjustment is necessary as of the acquisition date to write down People’s First book value of loans to the estimated fair value as a result of future loan losses.
(c)

This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent valuation firm. This amount was recorded by the Company as an identifiable asset and will be amortized as an expense using a mix of straight-line and accelerated methods over the average life of the core deposit base, which is estimated to be 10 years.

(d)	This adjustment is the estimated fair value of the amount that the Company will receive from the FDIC under its loss sharing agreement as a result of future loan losses.
(e)

These are adjustments made to acquired assets to reflect fair value primarily for a write-down of an investment in a subsidiary and accrued interest receivable for loans that should have been placed on non-accrual prior to the acquisition.

(f)

This fair value adjustment was recorded because the weighted average interest rate of People’s First time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount will be amortized to reduce interest expense on a declining basis over the average life of the portfolio of approximately 7 months.

(g)

The fair value adjustment was recorded because the interest rates of People’s fixed rate borrowings exceeded the current interest rates on similar borrowings. This amount will be amortized to interest expense over terms of the borrowings.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Acquisition of Peoples First Community Bank (continued)

The operating results of the Company for the period ended December 31, 2009 include the operating results of the acquired assets and assumed liabilities for the 13 days subsequent to the acquisition date of December 18, 2009. The operations of Peoples First provided $0.2 million in net income for the period from the acquisition and is included in the consolidated financial statements. Peoples First results of operations prior to the acquisition are not included in Hancock’s statement of income. Merger related charges of $3.7 million are recorded in the consolidated statement of income and include incremental costs to integrate the operations of the Company and Peoples First. These charges represent costs associated with severance and employee related charges, systems integrations, and other merger-related charges. Due primarily to the significant amount of fair value adjustments and the FDIC loss sharing agreements now in place, historical results of Peoples First are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

The carrying amount of the covered loans at December 18, 2009, consisted of loans accounted for in accordance with generally accepted accounting principles governing the accounting for certain loans acquired in a transfer. The covered loans were divided into loans with evidence of credit quality deterioration for which the Company believes, at the date of acquisition, it is probable that the Company will be unable to collect all contractually required payments receivable and loans that do not meet this criteria. In addition, the loans are further categorized into different loan pools per loan types. The Company determined expected cash flows on the covered loans based on the best available information at the date of acquisition. If new information is obtained about facts and circumstances about expected cash flows that existed as of the acquisition date, management will adjust accordingly in accordance with accounting for business combinations.

The covered loans at the acquisition date of December 18, 2009 are presented in the following table.

	Loans with Deterioration of Credit Quality	Loans without a Deterioration of Credit Quality	Total Covered Loans
		(In thousands)

Construction	$138,908	$134,531	$273,439
Real estate secured	504,974	132,086	637,060
Commercial and Industrial	3,145	10,277	13,422
Consumer	795	25,714	26,509

	$647,822	$302,608	$950,430

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Acquisition of Peoples First Community Bank (continued)

The following table presents the loans receivable at the acquisition date for loans without a deterioration of credit quality. The Company has elected to recognize income on these loans in the same manner as loans with credit quality deterioration.

Contractually required principal payments receivable	$413,876
Nonaccretable difference	20,252

Present value of cash flows expected to be collected	393,624
Accretable difference	91,016

Fair value of loans acquired without a deterioration of credit quality	$302,608

The following table presents the loans receivable (in thousands) at the acquisition date for loans with a deterioration in credit quality.

Contractually required principal payments receivable	$1,506,165
Nonaccretable difference	633,577

Present value of cash flows expected to be collected	872,588
Accretable difference	224,766

Fair value of loans acquired with a deterioration of credit quality	$647,822

At December 18, 2009, the carrying value of loans receivable with a deterioration in credit quality accounted for using the cost recovery method was $55.6 million due to our initial assessment of the uncertainty of the expected cash flows. Each of the loans is on nonaccrual status. Loans with a deterioration in credit quality that have an accretable difference are not included in nonperforming balances even though the customer may be contractually past due. These loans will accrete interest income over the remaining life of the loan.

Note 3. Securities

The amortized cost and fair value of securities classified as available for sale follow (in thousands):

	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$11,869	$63	$2	$11,930	$11,250	$192	$—	$11,442
U.S. government agencies	131,858	1,328	1,361	131,825	224,803	1,836	29	226,610
Municipal obligations	188,656	5,634	2,622	191,668	151,706	3,182	2,418	152,470
Mortgage-backed securities	1,076,708	36,075	2,236	1,110,547	1,041,805	25,703	387	1,067,121
CMOs	140,663	6,506	—	147,169	195,771	2,692	1	198,462
Other debt securities	15,578	842	94	16,326	25,117	5	2,850	22,272
Other equity securities	1,071	860	69	1,862	1,047	462	130	1,379

	$1,566,403	$51,308	$6,384	$1,611,327	$1,651,499	$34,072	$5,815	$1,679,756

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Securities (continued)

The amortized cost and fair value of securities classified as available for sale at December 31, 2009, by contractual maturity, (expected maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties), and the amortized cost and fair value of trading securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$55,131	$55,626
Due after one year through five years	86,386	90,704
Due after five years through ten years	114,271	114,365
Due after ten years	92,173	91,054

	347,961	351,749

Mortgage-backed securities & CMOs	1,217,371	1,257,716
Equity securities	1,071	1,862

Total available for sale securities	$1,566,403	$1,611,327

The Company held no securities classified as held to maturity at December 31, 2009 or 2008.

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2009 follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$9,967	$2	$—	$—	$9,967	$2
U.S. government agencies	—	—	73,639	1,361	73,639	1,361
Municipal obligations	—	—	62,400	2,622	62,400	2,622
Mortgage-backed securities	—	—	270,099	2,236	270,099	2,236
Other debt securities	—	—	1,211	94	1,211	94
Equity securities	—	—	177	69	177	69

	$9,967	$2	$407,526	$6,382	$417,493	$6,384

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2008 were as follows (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$—	$—	$20,077	$29	$20,077	$29
Municipal obligations	—	—	38,610	2,418	38,610	2,418
Mortgage-backed securities	—	—	20,385	387	20,385	387
CMOs	—	—	4,442	1	4,442	1
Other debt securities	1,029	25	22,077	2,825	23,106	2,850
Equity securities	—	—	135	130	135	130

	$1,029	$25	$105,726	$5,790	$106,755	$5,815

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Securities (continued)

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

As of December 31, 2009, the securities portfolio totaled $1.61 billion. Of the total portfolio, $417.5 million of securities were in an unrealized loss position of $6.4 million. Management and the Asset/Liability Committee continually monitor the securities portfolio and management is able to effectively measure and monitor the unrealized loss position on these securities. The Company has adequate liquidity and therefore does not plan to sell and is more likely than not, not to be required to sell these securities before recovery. Accordingly, the unrealized loss of these securities has been determined to be temporary.

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

Available for Sale Securities

Proceeds from sales and pay downs of available for sale securities were approximately $11.7 million in 2009, $213.8 million in 2008 and $9.2 million in 2007. Gross gains of $0.4 million in 2009, $6.0 million in 2008 and $0.4 million in 2007 and gross losses of $0.3 million in 2009, $4.1 million in 2008 and $0.1 million in 2007 were realized on such sales and pay downs.

Securities with a carrying value of approximately $1.20 billion at December 31, 2009 and $1.49 billion at December 31, 2008, were pledged primarily to secure public deposits and securities sold under agreements to repurchase. The Company has approximately $4.6 million and $4.8 million of securities pledged with various state regulatory authorities to secure reinsurance receivables as of December 31, 2009 and 2008, respectively.

Trading Securities

There was no activity in the trading portfolio during 2009. In 2008, the Company recognized $2.9 million in net gains, including a net gain of $3.2 million on a portfolio of trading securities which were subsequently transferred to available for sale. There were no trading gains or losses in 2007.

Short-term Investments

The Company held $214.8 million at December 31, 2009 and $362.9 million at December 31, 2008 in U.S. government agency discount notes as securities available for sale at amortized cost. The short-term investments all mature in less than 1 year. As the amortized cost is a reasonable estimate for fair value of these short-term investments, there were no gross unrealized losses to evaluate for impairment in the years ended December 31, 2009 and December 31, 2008.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Loans

Loans, net of unearned income, consisted of the following (in thousands):

	December 31,
	2009	2008
Real estate loans	$3,670,164	$2,680,507
Commercial and industrial loans	372,355	420,981
Loans to individuals for household, family and other consumer expenditures	560,967	619,115
Leases and other loans	510,689	528,687

	$5,114,175	$4,249,290

The Company generally makes loans in its market areas of South Mississippi, South Alabama, South and Central Louisiana and Central and North Florida. Loans are made in the normal course of business to its directors, executive officers and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Such loans did not involve more than normal risk of collectibility. Balances of loans to the Company’s directors, executive officers and their affiliates at December 31, 2009 and 2008 were approximately $26.3 million and $31.6 million, respectively. New loans, repayments and changes of directors and executive officers and their affiliates on these loans for 2009 were $5.0 million, $8.9 million and ($1.4) million, respectively. New loans, repayments and changes of directors and executive officers and their affiliates on these loans for 2008 were $20.7 million, $4.3 million and $2.1 million, respectively.

Changes in the allowance for loan losses follow (in thousands):

	2009	2008	2007
Balance at January 1	$61,725	$47,123	$46,772
Recoveries	4,650	5,224	7,210
Loans charged off	(54,915)	(27,407)	(14,452)
Provision for loan losses	54,590	36,785	7,593

Balance at December 31	$66,050	$61,725	$47,123

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

The Company’s investments in impaired loans at December 31, 2009 and December 31, 2008 were $242.9 million and $22.1 million, respectively. Non-accrual and renegotiated loans amounted to approximately 1.69% and 0.71% of total loans at December 31, 2009 and 2008, respectively. Accruing loans 90 days past due as a percent of loans was 0.23% and 0.26% at December 31, 2009 and 2008, respectively. The average amounts of impaired loans carried on the Company’s books for 2009, 2008 and 2007 were $40.1 million, $19.3 million and $7.7 million, respectively. The amount of interest that would have been recorded on non-accrual loans had the loans not been classified as non-accrual in 2009, 2008 or 2007, was $2.0 million, $1.1 million and $0.5 million, respectively. Interest actually received on non-accrual loans at December 31, 2009 was $0.3 million and for the years ended December 31, 2008 and 2007 was not material.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Loans (continued)

The following table presents the makeup of allowance for loan losses by:

	December 31,
	2009	2008
	(In thousands)
Impaired loans
Requiring a loss allowance	$38,839	$15,089
Not requiring a loss allowance	94,743	7,015

Total recorded investment in impaired loans	133,582	22,104

Impairment loss allowance required	$10,972	$7,317

As of December 31, 2009 and 2008, the Company had $38.0 million and $28.2 million, respectively, in loans carried at fair value. The Company held $36.1 million and $22.3 million in loans held for sale at December 31, 2009 and 2008 carried at lower of cost or market. Gain on the sale of loans totaled $0.6 million, $0.4 million, and $0.6 million for 2009, 2008, and 2007, respectively. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Note 5. Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following (in thousands):

	December 31,
	2009	2008
Land and land improvements	$37,178	$38,090
Buildings and leasehold improvements	185,814	178,374
Furniture, fixtures and equipment	66,819	61,525
Construction in progress	1,434	4,111
Software	25,855	24,862

	317,100	306,962
Accumulated depreciation and amortization	(113,967)	(101,050)

Property and equipment, net	$203,133	$205,912

Depreciation and amortization expense was $15.5 million, $15.8 million and $14.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Capitalized interest was $0.02 million, $0.1 million, and $1.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Goodwill and Other Intangible Assets

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of FASB’s guidance for goodwill and other intangibles, the Company tests its goodwill for impairment annually. No impairment charges were recognized during 2009, 2008, or 2007. The carrying amount of goodwill was $62.3 million at both December 31, 2009 and 2008.

The following tables present information regarding the components of the Company’s other intangible assets, and related amortization for the dates indicated (in thousands):

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$25,747	$10,727	$15,020
Value of insurance business acquired	2,752	1,544	1,208
Non-compete agreements	322	308	14
Trade name	100	90	10

	$28,921	$12,669	$16,252

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$14,137	$9,613	$4,524
Value of insurance business acquired	2,752	1,289	1,463
Non-compete agreements	322	280	42
Trade name	100	70	30

	$17,311	$11,252	$6,059

	Years Ended December 31,
	2009	2008	2007
Aggregate amortization expense for:
Core deposit intangibles	$1,114	$1,113	$1,210
Value of insurance business acquired	255	271	348
Non-compete agreements	28	28	73
Trade name	20	20	20

	$1,417	$1,432	$1,651

The Company recorded a core deposit intangible asset of $11.6 million associated with the acquisition of Peoples First Community Bank on December 18, 2009. The amortization period used for core deposit intangibles and value of insurance business acquired is 10 years. The amortization period used for non-compete agreements and trade name intangibles is 5 years. The following table shows estimated amortization expense of other intangible assets for the five succeeding years and thereafter, calculated based on current amortization schedules (in thousands):

2010	$2,760
2011	2,450
2012	2,207
2013	2,002
2014	1,542
Thereafter	5,291

$16,252

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Deposits

The maturities of time deposits at December 31, 2009 follow (in thousands):

2010	$2,380,991
2011	265,963
2012	258,865
2013	37,771
2014	23,028
thereafter	106,125

$3,072,743

Time deposits of $100,000 or more totaled approximately $955.5 million and $1.1 billion at December 31, 2009 and 2008, respectively.

Note 8. Borrowings

Short-Term Borrowings

The following table presents information concerning federal funds purchased and sold, securities sold under agreements to repurchase and other short-term borrowings (in thousands):

	December 31,
	2009	2008

Federal funds sold
Amount outstanding at period-end	$410	$175,166
Weighted average interest rate at period-end	16.64%	0.11%

Federal funds purchased
Amount outstanding at period-end	$250	$—
Weighted average interest rate at period-end	0.11%	—
Weighted average interest rate during the year	0.21%	2.20%
Average daily balance during the year	$3,484	$16,003
Maximum month end balance during the year	$4,700	$33,775

Securities sold under agreements to repurchase
Amount outstanding at period-end	$484,457	$505,932
Weighted average interest rate at period-end	1.99%	2.10%
Weighted average interest rate during the year	2.06%	2.76%
Average daily balance during the year	$523,351	$524,712
Maximum month end balance during the year	$567,888	$621,424

Other short-term investments
Amount outstanding at period-end	$30,805	$—
Weighted average interest rate at period-end	0.38%	—
Weighted average interest rate during the year	0.17%	2.04%
Average daily balance during the year	$75,160	$2,650
Maximum month end balance during the year	$156,000	$—

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Borrowings (continued)

The contractual maturity of federal funds purchased and securities sold under agreements to repurchase is demand or due overnight.

Specific U. S. Treasury and U. S. Government agencies with carrying values of $450.1 million at December 31, 2009 and $504.8 million at December 31, 2008 collateralized the retail and wholesale repurchase agreements. The fair value of this collateral approximated $458.3 million at December 31, 2009 and $513.3 million at December 31, 2008. In addition, there was cash collateral in the amount of $54.5 million for the wholesale repurchase agreements at December 31, 2009.

Long-Term Borrowings

As of December 31, 2009, the Company had $225.0 million in long-term borrowings classified as securities sold under agreements to repurchase. Combined with short-term borrowings of $259.5 million, the Company’s total position in securities sold under agreements to repurchase was $484.5 million. The Company has an approved line of credit with the FHLB of approximately $367.2 million, which is secured by a blanket pledge of certain residential mortgage loans. This line of credit had an outstanding balance of $10.7 million at December 31, 2009 and no outstanding balance at December 31, 2008.

Note 9. Stockholders’ Equity

Regulatory Capital

Common stockholders’ equity of the Company includes the undistributed earnings of the bank subsidiaries. Dividends are payable only out of undivided profits or current earnings. Moreover, dividends to the Company's stockholders can generally be paid only from dividends paid to the Company by the Banks. Consequently, dividends are dependent upon earnings, capital needs, regulatory policies and statutory limitations affecting the Banks. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Hancock Bank of Louisiana are subject to approval by the Commissioner of Financial Institutions of the State of Louisiana. Dividends paid by Hancock Bank of Florida are subject to approval by the Florida Department of Financial Services and those paid by Hancock Bank of Alabama are subject to approval by Alabama State Banking Department. The amount of capital of the subsidiary banks available for dividends at December 31, 2009 was approximately $69.9 million.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement prompt corrective actions for institutions that it regulates. The rules provide that an institution is “well capitalized” if its total risk-based capital ratio is 10.0% or greater, its Tier 1 risked-based capital ratio is 6.0% or greater, its leverage ratio is 5.0% or greater and the institution is not subject to a capital directive. Under this regulation, all of the subsidiary banks were deemed to be “well capitalized” as of December 31, 2009 and 2008 based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change these classifications.

The Company and its bank subsidiaries are required to maintain certain minimum capital levels. At December 31, 2009 and 2008, the Company and the Banks were in compliance with their respective statutory minimum capital requirements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Stockholders’ Equity (continued)

Following is a summary of the actual capital levels at December 31, 2009 and 2008 (amounts in thousands):

	Actual		Required for Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio %	Amount	Ratio %	Amount		Ratio %
At December 31, 2009
Total capital (to risk weighted assets)
Company	$822,505	13.04	$504,457	8.00	$	N/A	N/A
Hancock Bank	403,807	11.24	287,342	8.00		359,178	10.00
Hancock Bank of Louisiana	326,127	14.53	179,591	8.00		224,489	10.00
Hancock Bank of Florida	43,962	16.11	21,825	8.00		27,282	10.00
Hancock Bank of Alabama	23,597	13.33	14,164	8.00		17,705	10.00

Tier 1 capital (to risk weighted assets)
Company	$756,108	11.99	$252,228	4.00	$	N/A	N/A
Hancock Bank	371,013	10.33	143,671	4.00		215,507	6.00
Hancock Bank of Louisiana	302,316	13.47	89,796	4.00		134,694	6.00
Hancock Bank of Florida	40,521	14.85	10,913	4.00		16,369	6.00
Hancock Bank of Alabama	21,364	12.07	7,082	4.00		10,623	6.00

Tier 1 leverage capital
Company	$756,108	10.60	$214,043	3.00	$	N/A	N/A
Hancock Bank	371,013	9.45	117,788	3.00		196,313	5.00
Hancock Bank of Louisiana	302,316	10.67	85,005	3.00		141,674	5.00
Hancock Bank of Florida	40,521	10.38	11,707	3.00		19,512	5.00
Hancock Bank of Alabama	21,364	12.29	5,216	3.00		8,694	5.00

At December 31, 2008
Total capital (to risk weighted assets)
Company	$612,090	11.86	$413,014	8.00	$	N/A	N/A
Hancock Bank	293,110	10.91	214,914	8.00		268,558	10.00
Hancock Bank of Louisiana	243,117	10.48	185,635	8.00		232,043	10.00
Hancock Bank of Florida	40,173	12.23	26,278	8.00		32,848	10.00
Hancock Bank of Alabama	15,673	10.45	12,000	8.00		15,000	10.00

Tier 1 capital (to risk weighted assets)
Company	$550,216	10.66	$206,507	4.00	$	N/A	N/A
Hancock Bank	261,726	9.74	107,457	4.00		161,135	6.00
Hancock Bank of Louisiana	217,186	9.36	92,817	4.00		139,226	6.00
Hancock Bank of Florida	37,144	11.31	13,139	4.00		19,709	6.00
Hancock Bank of Alabama	14,250	9.50	6,000	4.00		9,000	6.00

Tier 1 leverage capital
Company	$550,216	8.06	$204,680	3.00	$	N/A	N/A
Hancock Bank	261,726	7.08	110,878	3.00		184,797	5.00
Hancock Bank of Louisiana	217,186	7.48	87,099	3.00		145,165	5.00
Hancock Bank of Florida	37,144	12.78	8,717	3.00		14,528	5.00
Hancock Bank of Alabama	14,250	10.11	4,230	3.00		7,050	5.00

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Retirement and Employee Benefit Plans

At December 31, 2009, the Company had a pension plan and two postretirement plans for employees, which are described more fully below. The Company has accounted for its defined benefit pension plan using the actuarial model required by generally accepted accounting principles regarding employers’ accounting for pensions. The compensation cost of an employee’s pension benefit has been recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method has been utilized for funding purposes. The Company also sponsors two defined benefit postretirement plans, which provide medical benefits and life insurance benefits. The Company has accounted for these plans using the actuarial computations required by generally accepted accounting principles regarding employers accounting for postretirement benefits other than pensions. The cost of the defined benefit postretirement plan has been recognized on the projected unit credit method over the employee’s approximate service period.

Under generally accepted accounting principles, the Company is required to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet. The Company recognizes changes in that funded status in the year in which the changes occur through comprehensive income effective for years ending after December 15, 2006. In addition, generally accepted accounting principles requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. With the adoption of the change in measurement date, the Company recorded an $815,107 adjustment to beginning 2008 retained earnings. Results for prior periods have not been restated.

Defined Benefit Plan—Pension

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Retirement and Employee Benefit Plans (continued)

The measurement date for the pension plan is December 31, 2009. Data relative to the pension plan is as follows (in thousands):

	December 31,
	2009	2008*

Change in benefit obligation
Benefit obligation, beginning of year	$82,862	$73,203
Service cost	3,107	3,283
Interest cost	4,833	5,646
Actuarial loss	2,502	4,999
Benefits paid	(3,584)	(4,269)

Benefit obligation, end of year	89,720	82,862

Change in plan assets
Fair value of plan assets, beginning of year	51,001	59,741
Actual return on plan assets	7,758	(11,757)
Employer contributions	6,431	7,467
Benefit payments	(3,584)	(4,269)
Expenses	(294)	(181)

Fair value of plan assets, end of year	61,312	51,001

Funded status at end of year—net liability	$(28,408)	$(31,861)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at beginning of year	$40,490	$18,699
Amount of (loss)/gain recognized during the year	(2,648)	(1,184)
Net actuarial loss/(gain)	(1,089)	22,975

Unrecognized loss at end of year	$36,753	$40,490

*	2008 amounts are for the 15 month period October 1, 2007—December 31, 2008.

Net periodic expense is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net periodic benefit cost
Service cost	$3,107	$2,626	$2,656
Interest cost	4,833	4,517	3,834
Expected return on plan assets	(3,873)	(4,830)	(4,206)
Recognized net amortization and deferral	2,648	947	1,122

Net pension benefit cost	6,715	3,260	3,406

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss)/gain recognized during the year	(2,648)	(1,184)	(1,122)
Net actuarial loss/(gain)	(1,089)	22,975	(486)

Total recognized in other comprehensive income	(3,737)	21,791	(1,608)

Total recognized in net periodic benefit cost and other comprehensive income	$2,978	$25,051	$1,798

Weighted average assumptions as of measurement date
Discount rate for benefit obligations	5.95%	5.96%	6.31%
Discount rate for net periodic benefit cost	5.96%	6.31%	5.75%
Expected long-term return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Retirement and Employee Benefit Plans (continued)

The long term rate of return is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. The result is then adjusted for inflation. The Company changed to the Citigroup Pension Discount Curve Liability Index (CPD) in 2007 from the Aa Seasoned Moody Twenty Year Bond Rate which was used in 2006. At December 31, 2009, the discount rate was calculated by matching expected future cash flows to the CPD Curve Liability Index. The published duration of the CPD curve was 15.8 years and the duration for the Company’s valuation was 16.03 years for December 2009.

The Company has been making the contributions required by the Internal Revenue Service. The Company’s contributions to this plan were $6.4 million in 2009, $4.8 million in 2008 and $4.6 million in 2007. The Company expects to contribute approximately $6.7 million to the pension plan in 2010. The following pension plan benefit payments, which reflect expected future service, are expected to be made (in thousands):

2010	$3,505
2011	3,556
2012	3,709
2013	4,208
2014	4,380
2015 - 2019	26,079

$45,437

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2009.

The plan assets are held in the Company’s Hancock Horizon mutual funds, as follows: Hancock Horizon Government Money Market Fund, Hancock Horizon Strategic Income Bond Fund, Hancock Horizon Quantitative Long/Short Fund, Hancock Horizon Diversified International Fund, Hancock Horizon Burkenroad Fund, Hancock Horizon Growth Fund, and Hancock Horizon Value Fund. The fair values of the Company’s pension plan assets at December 31, 2009, by asset category, are shown in the following table (in thousands):

Fair Value Measurements at December 31, 2009

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalets	$2,542	$2,542	$—	$—
Equity Securities:
U.S. large/mid-cap stock	27,880	27,880	—	—
International stocks	5,444	5,444	—	—
U.S. small-cap growth	3,291	3,291	—	—
Fixed income securities:
U.S. Agencies	12,629	12,629	—	—
Corporate bonds (a)	9,527	9,527	—	—

TOTAL	$61,313	$61,313	$—	$—

(a)	This category represents investment grade bonds of U.S. issuers from diverse industries

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Retirement and Employee Benefit Plans (continued)

The Company’s pension plan weighted-average asset allocations and target allocations at December 31, 2009 and 2008, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation at December 31,
Asset category	2009	2008	2009	2008
Equity securities	60%	49%	40-70%	40-70%
Fixed income securities	36%	47%	30-60%	30-60%
Cash equivalents	4%	4%	0-10%	0-10%

	100%	100%

The investment strategy of the pension plan is to emphasize a balanced return of current income and growth of principal while accepting a moderate level of risk. The investment goal of the plan is to meet or exceed the return of balanced market index comprised of 55% of the S&P 500 Index and 45% Barclays Intermediate Aggregate Index. The pension plan investment committee meets periodically to review the policy, strategy and performance of the plan.

Defined Benefit Plan—Postretirement

The Company sponsors two defined benefit postretirement plans, other than the pension plan, that cover full-time employees who have reached 55 years of age with fifteen years of service, age 62 with twelve years of service or age 65 with ten years of service. One plan provides medical benefits and the other provides life insurance benefits. The postretirement health care plan is contributory, with retiree contributions adjusted annually and subject to certain employer contribution maximums. The following year-end financial information regarding the Company’s postretirement health care plan reflects the Medicare Part D subsidy. The life insurance plan is noncontributory.

The measurement date for the plans is December 31, 2009. The Company used a 6.00% discount rate for the determination of the projected postretirement benefit obligation as of December 31, 2009 and 2008. The discount rate is based on the Citigroup Discount Pension Curve.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Retirement and Employee Benefit Plans (continued)

Data relative to these postretirement benefits is as follows (in thousands):

	Years Ended December 31,
	2009	2008

Change in postretirement benefit obligation
Projected postretirement benefit obligation, beginning of year	$8,727	$8,481
Service cost	114	174
Interest cost	565	505
Plan participants’ contributions	299	304
Actuarial loss	1,574	269
Benefit payments	(989)	(1,006)

Projected postretirement benefit obligation, end of year	10,290	8,727

Change in plan assets
Plan assets, beginning of year	—	—
Employer contributions	690	702
Plan participants’ contributions	299	304
Benefit payments	(989)	(1,006)

Plan assets, end of year	—	—

Funded status at end of year—net liability	$(10,290)	$(8,727)

Amounts recognized in accumulated other comprehensive loss
Net loss	$3,846	$2,568
Prior service cost	(155)	(208)
Net obligation	10	15

	$3,701	$2,375

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Retirement and Employee Benefit Plans (continued)

The following table shows the composition of net period postretirement benefit cost (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net periodic postretirement benefit cost
Service cost	$114	$174	$168
Interest costs	565	505	485
Amortization of net loss	296	177	249
Amortization of prior service cost	(48)	(48)	(48)

Net periodic postretirement benefit cost	927	808	854

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Amount of loss recognized during the year	(296)	(177)	(249)
Net actuarial (gain)/loss	1,574	269	1,012
Amortization of prior service cost	48	48	48

Total recognized in other comprehensive income	1,326	140	811

Total recognized in net periodic benefit cost and other comprehensive income	$2,253	$948	$1,665

For measurement purposes in 2009, a 9.0% annual rate of increase in the over age 65 per capita costs of covered health care benefits was assumed for 2010. The rate was assumed to decrease uniformly to 5.0% over 8 years and remain at that level thereafter. In 2008, a 7.0% annual rate of increase in the over age 65 per capita costs of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.0% over 2 years and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. The following table illustrates the effect on the postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates:

	1% Decrease in Rates	Assumed Rates	1% Increase in Rates
Aggregated service and interest cost	$603	$679	$773
Postretirement benefit obligation	9,236	10,290	11,573

The Company expects to contribute $0.7 million to the plans in 2010. Expected benefits to be paid over the next ten years and are reflected the following table (in thousands):

2010	$702
2011	744
2012	638
2013	618
2014	640
2015 - 2019	2,936

$6,278

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Retirement and Employee Benefit Plans (continued)

The following table shows the amounts in accumulated other comprehensive loss that the Company expects to be recognized as net periodic benefit cost during the year ending December 31, 2010 (in thousands):

Prior service cost	$(53)
Net transition obligation	5
Net loss	301

Total	$253

Defined Contribution Plan – 401(k)

The Company has a 401(k) retirement plan covering substantially all employees who have been employed 90 days excluding on call, temporary, and seasonal employees and meet certain other requirements. Under this plan, employees can contribute a portion of their salary within limits provided by the Internal Revenue Code into the plan. The Company’s contributions to this plan were $1.8 million in 2009, $1.7 million in 2008 and $1.5 million in 2007.

Nonqualified Deferred Compensation Plans

The Company has one nonqualified deferred compensation plan covering key employees who have met certain requirements. The Company’s contributions to this plan were $0.8 million in 2009, $1.0 million in 2008 and $0.5 million in 2007.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that is designed to provide the employees of the Company a convenient means of purchasing common stock of the Company. Substantially all salaried, full time employees, who have been employed by the Company 90 days excluding on call, temporary, and seasonal employees, are eligible to participate. The Company makes no contribution to each participant’s contribution. The numbers of shares purchased under this plan were 12,516 in 2009, 9,864 in 2008 and 11,623 in 2007.

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

Note 11. Stock-Based Payment Arrangements

At December 31, 2009, the Company had two share-based payment plans for employees, which are described below. The Company follows the fair value recognition provisions of FASB’s guidance regarding share-based payment. For the years ended December 31, 2009, 2008, and 2007 total compensation cost for share-based compensation recognized in income was $3.3 million, $2.8 million, and $1.2 million, respectively. The total recognized tax benefit related to the share-based compensation was $0.8 million, $0.7 million, and $0.3 million, respectively, for years 2009, 2008 and 2007.

Prior to the adoption of the guidance, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. The guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit classified as a financing cash inflow and classified as an operating cash outflow for the years ended December 31, 2009, 2008, and 2007 was $480 thousand, $4.5 million, and $0.3 million, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Years Ended December 31,
	2009*	2008	2007
Expected volatility	40.45%	29.02% - 35.33%	29.02% - 30.89%
Expected dividends	2.49%	2.31% - 2.60%	2.47% - 2.52%
Expected term (in years)	8.7	5.6 - 8.7	5.6 - 9
Risk-free rates	3.28%	2.07% -3.71%	3.87% - 5.10%

*	During 2009, there was only one option award to one class of recipients

A summary of option activity and changes under the plans for 2009 is presented below:

Options	Number of Shares	Average Exercise Price ($)	Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	1,013,677	$33.75
Granted	136,688	$38.48
Exercised	(75,963)	$20.61		$1,477
Forfeited or expired	(74,153)	$37.14
Outstanding at December 31, 2009	1,000,249	$35.15	6.3	$8,689
Exercisable at December 31, 2009	594,754	$31.72	4.9	$7,206
Share options expected to vest	405,495	$40.18	8.4	$1,483

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Stock-Based Payment Arrangements (continued)

The weighted-average grant-date fair values of options granted during 2009, 2008, and 2007 were $14.52, $13.19, and $12.14, respectively, per optioned share. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $1.5 million, $12.6 million, and $5.2 million, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2009, and changes during 2009, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	621,621	$22.57
Granted	230,556	$24.79
Vested	(146,769)	$18.46
Forfeited	(20,288)	$24.57

Nonvested at December 31, 2009	685,120	$24.14

As of December 31, 2009, there was $12.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.7 years. The total fair value of shares which vested during 2009 and 2008 was $2.7 million and $3.0 million, respectively.

Note 12. Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) issued authoritative guidance that establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. The guidance defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Available for sale securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and other debt and equity securities. Level 2 classified available for sale securities include mortgage-backed debt securities, collateralized mortgage obligations, and state and municipal bonds. There were no transfers between levels during the year.

The Company adopted the provisions of the guidance for nonfinancial assets and nonfinancial liabilities on January 1, 2009.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Fair Value of Financial Instruments (continued)

Fair Value of Assets Measured on a Recurring Basis

The following table presents for each of the fair-value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at December 31, 2009 and 2008.

	As of December 31, 2009
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$143,755	$—	$143,755
Debt securities issued by states of the United States and political subdivisions of the states	—	191,668	191,668
Corporate debt securities	16,326	—	16,326
Residential mortgage-backed securities	—	1,110,547	1,110,547
Collateralized mortgage obligations	—	147,169	147,169
Equity securities	1,862	—	1,862
Trading securities:
Equity securities	1,635	—	1,635
Short-term investments	214,771	—	214,771
Loans carried at fair value	—	38,021	38,021

Total assets	$378,349	$1,487,405	$1,865,754

Liabilities
Swaps	$—	$2,209	$2,209

Total Liabilities	$—	$2,209	$2,209

	As of December 31, 2008
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$238,052	$—	$238,052
Debt securities issued by states of the United
States and political subdivisions of the states	—	152,470	152,470
Corporate debt securities	22,272	—	22,272
Residential mortgage-backed securities	—	1,067,121	1,067,121
Collateralized mortgage obligations	—	198,462	198,462
Equity securities	1,379	—	1,379
Trading securities:
Equity securities	2,201	—	2,201
Short-term investments	362,895	—	362,895
Loans carried at fair value	—	28,248	28,248

Total assets	$626,799	$1,446,301	$2,073,100

Liabilities
Swaps	$—	$4,123	$4,123

Total Liabilities	$—	$4,123	$4,123

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Fair Value of Financial Instruments (continued)

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the above table. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens or based on recent sales activity for similar assets in the property’s market. Other real estate owned are level 2 properties recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values are determined by sales agreement or appraisal. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market. The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis at December 31, 2009 and 2008.

	As of December 31, 2009
	Level 1	Level 2	Net Balance
Assets
Impaired loans	$—	$122,610	$122,610
Other real estate owned	—	13,786	13,786

Total assets	$—	$136,396	$136,396

	As of December 31, 2008
	Level 1	Level 2	Net Balance
Assets
Impaired loans	$—	$14,787	$14,787
Other real estate owned	—	5,195	5,195

Total assets	$—	$19,982	$19,982

The following methods and assumptions were used to estimate the fair value regarding disclosures about fair value of financial instruments of each class of financial instruments for which it is practicable to estimate:

Cash, Short-Term Investments and Federal Funds Sold—For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities—Estimated fair values for securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on market prices of comparable instruments.

Loans, Net of Unearned Income—The fair value of loans is estimated by discounting the future cash flows using the current rates for similar loans with the same remaining maturities.

Accrued Interest Receivable and Accrued Interest Payable—The carrying amounts are a reasonable estimate of their fair values.

Deposits—The guidance requires that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, be assigned fair values equal to amounts payable upon demand (carrying amounts). The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased—For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Fair Value of Financial Instruments (continued)

Securities Sold under Agreements to Repurchase, Federal Funds Purchased, and Other Short-Term Borrowing – For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Notes—Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value is estimated by discounting the future contractual cash flows using current market rates at which similar Notes over the same remaining term could be obtained.

Commitments—The fair value of loan commitments and letters of credit approximate the fees currently charged for similar agreements or the estimated cost to terminate or otherwise settle similar obligations. The fees associated with these financial instruments, or the estimated cost to terminate, as applicable are immaterial.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$1,001,976	$1,001,976	$749,191	$749,191
Securities	1,612,962	1,612,962	1,681,957	1,681,957
Loans, net of unearned income	5,150,287	5,263,246	4,271,580	4,625,130
Accrued interest receivable	35,468	35,468	33,067	33,067

Financial liabilities:
Deposits	$7,195,812	$7,241,363	$5,930,937	$5,990,883
Federal funds purchased	250	250	—	—
Securities sold under agreements to repurchase	484,457	484,457	505,932	505,932
Other short-term borrowings	30,805	30,805	—	—
Long-term notes	671	671	638	638
Accrued interest payable	4,824	4,824	6,322	6,322

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

	December 31,
	2009	2008
Commitments to extend credit	$983,242	$885,156
Letters of credit	108,736	113,274

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Commitments and Contingencies (continued)

Approximately $679.0 million and $610.4 million of commitments to extend credit at December 31, 2009 and 2008, respectively, were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. The Company accounts for these commitments under the provisions of the FASB’s authoritative guidance. The liability associated with letters of credit is not material to the Company’s consolidated financial statements. Letters of credit are supported by collateral or borrower guarantee sufficient to cover any draw on the letter that would result in an outstanding loan.

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, each matter is adequately covered by insurance and indemnification, or, if not so covered, is not expected to have a material adverse effect on the financial statements of the Company.

Lease Commitments

Hancock currently has capital and operating leases for buildings and equipment that expire from 2010 to 2048. It is expected that certain leases will be renewed or equipment replaced as leases expire. Certain of these leases have escalation clauses that are being amortized on a straight-line basis over the term of the lease as required by authoritative guidance regarding accounting for leases.

Future minimum lease payments for all non-cancelable capital and operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2009 (in thousands):

	Capital Leases	Operating Leases
2010	$280	$5,810
2011	26	3,824
2012	28	3,071
2013	31	2,333
2014	34	2,200
Thereafter	49	17,315

Total minimum lease payments	$448	$34,553

Amounts representing interest	83

Present value of net minimum lease payments	$365

Rental expense approximated $4.5 million, $5.7 million, and $6.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. Rental expense is included in net occupancy expense on the consolidated statement of income.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Other noninterest income:
Income from bank owned life insurance	$5,527	$5,906	$4,912
Outsourced check income	(94)	284	2,288
Safety deposit box income	794	821	794
Appraisal fee income	854	1,001	926
Other	8,966	5,564	5,820

Total other noninterest income	$16,047	$13,576	$14,740

Other noninterest expense:
Postage	$3,505	$3,902	$3,851
Communication	4,969	5,552	6,602
Data processing	19,043	18,432	17,585
Legal and professional services	12,321	12,718	15,234
Ad valorem and franchise taxes	3,621	3,532	3,514
Printing and supplies	1,911	1,833	2,252
Advertising	5,597	6,917	7,032
Regulatory and other fees	16,391	6,935	4,433
Miscellaneous expense	4,247	3,705	10,522
Other expense	8,810	8,182	7,208

Total other noninterest expense	$80,415	$71,708	$78,233

Note 15. Income Taxes

Income taxes consisted of the following components (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current federal	$15,816	$24,603	$19,150
Current state	(241)	2,028	1,209

Total current provision	15,575	26,631	20,359

Deferred federal	6,753	(4,675)	6,264
Deferred state	591	(337)	1,296

Total deferred provision	7,344	(5,012)	7,560

Total tax expense	$22,919	$21,619	$27,919

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Income Taxes (continued)

Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Minimum pension liability	$15,066	$16,004
Allowance for loan losses	24,549	22,792
Compensation	8,259	8,740
Capital loss	1,063	1,405
Federal net operating loss	123	182
State net operting losses	1,059	1,032
Other	1,720	1,496

Gross deferred tax assets	51,839	51,651

Federal valuation allowance	(85)	(85)
State valuation allowances	(1,059)	(1,032)

Subtotal Valuation allowances	(1,144)	(1,117)

Net deferred tax assets	50,695	50,534

Deferred tax liabilities:
Fixed assets & intangibles	(27,240)	(26,432)
Unrealized gain on securities available for sale	(16,538)	(10,479)
Deferred gain	(7,276)
Other	(6,757)	(7,804)

Gross deferred tax liabilities	(57,811)	(44,715)

Net deferred tax asset (liability)	$(7,116)	$5,819

At December 31, 2009, the Company had a federal valuation allowance related to a federal net operating loss carryforward and a state valuation allowance related to miscellaneous state net operating losses. The federal net operating loss carryforward will expire in 2011. Other than these items, no valuation allowance related to deferred tax assets has been recorded on December 31, 2009 and 2008, as management believes it is more likely than not that the remaining deferred tax assets will be realized.

The reason for differences in income taxes reported compared to amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes were as follows (in thousands):

	Years Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$34,195	35%	$30,445	35%	$35,634	35%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	228	0%	1,099	1%	1,628	2%
Tax-exempt interest	(6,703)	-7%	(5,827)	-7%	(5,072)	-5%
Bank owned life insurance	(2,097)	-2%	(2,159)	-2%	(1,807)	-2%
Tax credits	(5,251)	-5%	(3,514)	-4%	(3,510)	-3%
Other, net	2,547	2%	1,575	2%	1,046	1%

Income tax expense	$22,919	23%	$21,619	25%	$27,919	28%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Income Taxes (continued)

The tax credits available to the Company for the 2009 tax year included the Worker’s Opportunity Tax Credit, the Gulf Tax Credit and the New Markets Tax Credit and the 2008 tax year included the Worker’s Opportunity Tax Credit and the Gulf Tax Credit.

The Company adopted authoritative guidance regarding accounting for uncertainty in income taxes on January 1, 2007 and determined that no adjustment was required to retained earnings due to the adoption of this Interpretation. There were no material uncertain tax positions at December 31, 2009. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. As of December 31, 2009, the interest accrued is considered immaterial to the Company’s consolidated balance sheet.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2006.

Note 16. Earnings Per Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Years Ended December 31,
	2009	2008	2007
Numerator:

Net income to common shareholders	$74,775	$65,366	$73,892

Net income allocated to participating securities—basic and diluted	247	221	235

Net income allocated to common shareholders—basic and diluted	$74,528	$65,145	$73,657

Denominator:
Weighted-average common shares—basic	32,747	31,491	32,000
Dilutive potential common shares	187	392	545

Weighted average common shares—diluted	32,934	31,883	32,545

Earnings per common share:
Basic	$2.28	$2.07	$2.30
Diluted	$2.26	$2.04	$2.26

The Company had no shares of anti-dilutive options in 2009, 2008 or 2007.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Segment Reporting

The Company’s primary segments are divided into the Mississippi (MS), Louisiana (LA), Florida (FL) and Alabama (AL) markets. The activity and assets of Peoples First acquired in December 2009 are included in Mississippi. Each segment offers the same products and services but is managed separately due to different pricing, product demand and consumer markets. The four segments offer commercial, consumer and mortgage loans and deposit services. In all tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc., Hancock Insurance Agency, Inc., Harrison Finance Company, Magna Insurance Company and three real estate corporations owning land and buildings that house bank branches and other facilities. Following is selected information for the Company’s segments (in thousands):

	Year Ended
	December 31, 2009
	MS	LA	FL	AL	Other	Eliminations	Consolidated
	(In thousands)
Interest income	$142,485	$138,767	$16,338	$8,291	$23,931	$(6,085)	$323,727
Interest expense	58,418	29,772	5,042	2,750	4,942	(5,624)	95,300

Net interest income	84,067	108,995	11,296	5,541	18,989	(461)	228,427
Provision for loan losses	14,573	18,398	7,780	7,160	6,679	—	54,590
Noninterest income	86,691	42,321	1,664	1,754	25,177	(280)	157,327
Depreciation and amortization	10,662	3,467	508	315	597	—	15,549
Other noninterest expense	93,988	81,850	7,687	5,185	29,310	(99)	217,921

Income before income taxes	51,535	47,601	(3,015)	(5,365)	7,580	(642)	97,694
Income tax expense (benefit)	13,390	12,866	(2,281)	(1,960)	904	—	22,919

Net income (loss)	$38,145	$34,735	$(734)	$(3,405)	$6,676	$(642)	$74,775

Total assets	$5,258,350	$2,890,341	$351,686	$179,701	$1,114,826	$(1,097,821)	$8,697,083

Total interest income from affiliates	$6,075	$—	$9	$1	$—	$(6,085)	$—

Total interest income from external customers	$136,410	$138,767	$16,329	$8,290	$23,931	$—	$323,727

	Year Ended December 31, 2008
	MS	LA	FL	AL	Other	Eliminations	Consolidated
	(In thousands)
Interest income	$158,288	$145,546	$9,717	$5,088	$26,574	$(9,776)	$335,437
Interest expense	73,477	48,813	5,355	2,508	5,164	(9,315)	126,002

Net interest income	84,811	96,733	4,362	2,580	21,410	(461)	209,435
Provision for loan losses	11,922	15,715	2,419	1,393	5,336	—	36,785
Noninterest income	55,640	46,231	1,633	702	23,606	(34)	127,778
Depreciation and amortization	10,778	3,555	484	377	567	—	15,761
Other noninterest expense	87,318	68,340	6,894	4,634	30,613	(117)	197,682

Income before income taxes	30,433	55,354	(3,802)	(3,122)	8,500	(378)	86,985
Income tax expense (benefit)	6,627	14,854	(1,953)	(1,163)	3,254	—	21,619

Net income (loss)	$23,806	$40,500	$(1,849)	$(1,959)	$5,246	$(378)	$65,366

Total assets	$3,795,890	$3,008,320	$367,134	$155,862	$871,758	$(1,031,710)	$7,167,254

Total interest income from affiliates	$9,754	$8	$14	$—	$—	$(9,776)	$—

Total interest income from external customers	$148,534	$145,538	$9,703	$5,088	$26,574	$—	$335,437

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Segment Reporting (continued)

	Year Ended
	December 31, 2007
	MS	LA	FL	AL	Other	Eliminations	Consolidated
	(In thousands)
Interest income	$179,775	$148,708	$9,583	$1,238	$25,769	$(19,376)	$345,697
Interest expense	79,189	66,699	5,023	462	7,779	(18,916)	140,236

Net interest income	100,586	82,009	4,560	776	17,990	(460)	205,461
Provision for (reversal of) loan losses	(22)	3,744	427	400	3,044	—	7,593
Noninterest income	53,787	37,035	883	56	28,967	(42)	120,686
Depreciation and amortization	9,665	3,323	452	54	547	—	14,041
Other noninterest expense	89,626	70,984	5,610	1,567	36,509	(1,594)	202,702

Income before income taxes	55,104	40,993	(1,046)	(1,189)	6,857	1,092	101,811
Income tax expense (benefit)	15,788	10,458	(603)	(399)	2,675	—	27,919

Net income (loss)	$39,316	$30,535	$(443)	$(790)	$4,182	$1,092	$73,892

Total assets	$3,351,986	$2,512,200	$168,790	$48,619	$815,011	$(840,627)	$6,055,979

Total interest income from affiliates	$19,327	$—	$—	$49	$—	$(19,376)	$—

Total interest income from external customers	$160,448	$148,708	$9,583	$1,189	$25,769	$—	$345,697

The Company allocated administrative charges among its Louisiana, Florida, Alabama and Other segments and its Mississippi segment and the Parent Company. This allocation was based on an analysis of costs for 2008. The administrative charges allocated to the Louisiana segment were $22.4 million in 2009, $18.9 million in 2008, and $18.0 million in 2007. The Florida segment received $0.7 million in allocated administrative charges in 2009, $0.3 million in 2008, and $0.2 million in 2007. The administrative charges allocated to the Alabama segment were $0.2 in 2009, $0.05 million in 2008, and $0 in 2007. The Other segment’s allocated charges were $2.6 million in 2009, $1.2 million in 2008 and $1.0 million in 2007. The aforementioned administrative charges were allocated from the Mississippi segment ($25.8 million in 2009, $20.3 million in 2008, and $19.2 million in 2007). Subsidiaries of the Mississippi segment were included in the cost allocation process beginning in 2004. Administrative charges allocated from the Parent Company were $0.1 million in 2009, $0.1 million in 2008 and $0.1 million in 2007.

Goodwill and other intangible assets assigned to the Mississippi segment totaled approximately $24.6 million, of which $12.1 million represented goodwill and $12.5 million represented core deposit intangibles at December 31, 2009. At December 31, 2008, goodwill and other intangible assets assigned to the Mississippi segment totaled approximately $13.1 million, of which $12.1 million represented goodwill and $1.0 million represented core deposit intangibles. The related core deposit amortization was approximately $0.4 million in 2009, $0.4 million in 2008, and $0.4 million in 2007.

Goodwill and other intangible assets assigned to the Louisiana segment totaled approximately $36.1 million, of which $33.8 million represented goodwill and $2.3 million represented core deposit intangibles at December 31, 2009. Goodwill and other intangible assets assigned to the Louisiana segment totaled approximately $36.7 million, of which $33.8 million represented goodwill and $2.9 million represented core deposit intangibles at December 31, 2008. The related core deposit amortization was approximately $0.6 million in 2009, $0.6 million in 2008, and $0.7 million in 2007.

Goodwill and other intangible assets assigned to the Florida segment totaled approximately $11.8 million, of which $11.3 million represented goodwill and $0.5 million represented core deposit intangibles, at December 31, 2009. At December 31, 2008, goodwill and other intangible assets assigned to the Florida segment totaled approximately $11.9 million, of which $11.3 million represented goodwill and $0.6 million represented core deposit intangibles. The related core deposit amortization was approximately $0.1 million in 2009, $0.1 million in 2008 and $0.1 million in 2007.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Segment Reporting (continued)

Other intangible assets are also assigned to subsidiaries that are included in the “Other” category in the table above and totaled $6.3 million at December 31, 2009 and $6.7 million at December 31, 2008. At December 31, 2009, those intangibles consist of goodwill, $5.1 million; value of insurance expirations, approximately $1.2 million; non-compete agreements, approximately $.01 million and trade name of $.01 million.

The Company performed a fair value based impairment test of goodwill and determined that the fair values of these reporting units exceeded their carrying values at December 2009, 2008 and 2007. No impairment loss, therefore, was recorded.

Note 18. Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of Hancock Holding Company (parent company only) for the dates indicated (in thousands):

Condensed Balance Sheets

	December 31,
	2009	2008
Assets:
Cash	$306	$4,053
Investment in bank subsidiaries	816,033	592,275
Investment in non-bank subsidiaries	20,591	12,807
Due from subsidiaries and other assets	1,526	1,115

	$838,456	$610,250

Liabilities and Stockholders’ Equity:
Due to subsidiaries	$139	$198
Other liabilities	654	553
Stockholders’ equity	837,663	609,499

	$838,456	$610,250

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Condensed Parent Company Information (continued)

Condensed Statements of Income

	Years Ended December 31,
	2009	2008	2007
Operating Income
From subsidiaries
Dividends received from bank subsidiaries	$36,700	$43,700	$90,400
Dividends received from non-bank subsidiaries	—	—	—
Equity in earnings of subsidiaries greater than (less than) dividends received	38,161	21,646	(18,214)

Total operating income	74,861	65,346	72,186
Other (expense) income	(178)	(19)	1,473
Income tax provision (benefit)	(92)	(39)	(233)

Net income	$74,775	$65,366	$73,892

Condensed Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities—principally dividends received from subsidiaries	$36,743	$35,493	$93,886

Cash flows from investing activities—principally contribution of capital to subsidiary	(181,798)	(20,500)	(10,000)

Net cash used by investing activities	(181,798)	(20,500)	(10,000)

Cash flows from financing activities:
Dividends paid to stockholders	(32,011)	(30,453)	(30,957)
Stock transactions, net	173,319	15,670	(55,755)

Net cash used by financing activities	141,308	(14,783)	(86,712)

Net increase (decrease) in cash	(3,747)	210	(2,826)
Cash, beginning of year	4,053	3,843	6,669

Cash, end of year	$306	$4,053	$3,843

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of January 1, 2009, the Board of Directors of Hancock Holding Company (“the Company”) appointed PricewaterhouseCoopers, a firm of independent certified public accountants, as auditors for the fiscal year ending December 31, 2009, and until their successors are selected. The decision to change auditors was approved by the Audit Committee of the Company’s Board of Directors during its December, 2008 meeting.

The Company has been advised that neither the firm nor any of its partners has any direct or any material indirect financial interest in the securities of the Company or any of its subsidiaries, except as auditors and consultants on accounting procedures and tax matters.

Additionally, during the two fiscal years ended December 31, 2008 and 2007 and through the subsequent period through the current period, there were no consultations between the Company and PricewaterhouseCoopers regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue (ii) any matter that was the subject of a disagreement under Item 304(a)(1)(iv) of Regulation S-K, or a reportable event under Item 304(a)(1)(v) of Regulation S-K; or (iii) any other matter.

Although not required to do so, the Company’s Board of Directors chose to submit its appointment of PricewaterhouseCoopers for ratification by the Company’s shareholders. This matter was submitted to the Company’s shareholders for ratification and approved during the Company’s annual meeting held on March 26, 2009.

No Adverse Opinion or Disagreement

The audit reports of KPMG LLP on the consolidated financial statements of the Company as of and for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: KPMG LLP’s report on the consolidated financial statements of Hancock Holding Company as of and for the years ended December 31, 2008 and 2007, contained a separate paragraph stating that “As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension postretirement benefit plans effective December 31, 2006”, and additionally as of and for the year ended December 31, 2007, contained a separate paragraph stating that “As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share based payments and evaluating prior year misstatements effective January 1, 2006”. The audit reports of KPMG LLP on the effectiveness of internal control over financial reporting as of December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the two fiscal years ended December 31, 2008 and 2007 and the subsequent period through the current period, there were no: (1) disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

The Company has agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion or incorporation by reference of its audit report on the Company’s past consolidated financial statements included or incorporated by reference in the Registration Statements on Form S-8 and Form S-3.

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

As of December 31, 2009, (the “Evaluation Date”), our Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, our Chief Executive Officers and Chief Financial Officer have concluded Hancock’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to us and required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2009. PricewatershouseCoopers LLP, under Auditing Standard No. 5, does not express an opinion on management’s assessment as occurred under Auditing Standard No. 2. Under Auditing Standard No. 5 management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. PricewatershouseCoopers’ responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on their audit.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 17, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instructions G (3), information on executive compensation will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 17, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instructions G (3), information on security ownership of certain beneficial owners and management will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 17, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE

Pursuant to General Instructions G (3), information on certain relationships and related transactions will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 17, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instructions G (3), information on principal accountant fees and services will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 17, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements of Hancock Holding Company and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Consolidated balance sheets – December 31, 2009 and 2008

Consolidated statements of income – Years ended December 31, 2009, 2008, and 2007

Consolidated statements of stockholders’ equity – Years ended December 31, 2009, 2008, and 2007

Consolidated statements of cash flows –Years ended December 31, 2009, 2008, and 2007

Notes to consolidated financial statements – December 31, 2009 (pages 65 to 105)

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

3.8

Articles of Amendment to the Articles of Incorporation adopted March 29, 2007 (filed as Exhibit 3.8 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

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

10.7

Shareholder Rights Agreement dated as of February 21, 1997, between Hancock Holding Company and Hancock Bank, as Rights Agent as extended by the Company, attached as Exhibit 1 to Form 8-A12G filed with the Commission on February 27, 1997, as extended by Amendment No. 1 filed with the Commission as Exhibit 4.1 to Form 8-K filed with the Commission on February 20, 2007, both of which are incorporated herein by reference.

10.8

Purchase and Assumption Agreement (“Agreement”) with the Federal Deposit Insurance Corporation, Receiver of Peoples First Community Bank, Panama City Florida (“PCFB”) and the Federal Deposit Insurance Corporation acting in its corporate capacity (“FDIC”)

21	Subsidiaries of Hancock Holding Company.

22

Proxy Statement for the Registrant’s Annual Meeting of Shareholders on March 17, 2010 (deemed “filed” for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK HOLDING COMPANY
Registrant

February 17, 2010	By:	/S/ CARL J. CHANEY
Date		Carl J. Chaney
President & Chief Executive Officer
Director

February 17, 2010
Date	By:	/S/ JOHN M. HAIRSTON
John M. Hairston
Chief Executive Officer & Chief Operating Officer
Director
February 17, 2010
Date	By:	/S/ MICHAEL M. ACHARY
Michael M. Achary
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JAMES B. ESTABROOK, JR	Chairman of the Board,	February 17, 2010
James B. Estabrook, Jr.	Director

/S/ ALTON G. BANKSTON	Director	February 17, 2010
Alton G. Bankston

/S/ FRANK E. BERTUCCI	Director	February 17, 2010
Frank E. Bertucci

/S/ DON P. DESCANT	Director	February 17, 2010
Don P. Descant

/S/ JERRY LEVENS	Director	February 17, 2010
Jerry Levens

/S/ JAMES H. HORNE	Director	February 17, 2010
James H. Horne

(signatures continued)

/S/ JOHN H. PACE	Director	February 17, 2010
John H. Pace

/S/ CHRISTINE L. PICKERING	Director	February 17, 2010
Christine L. Pickering

/S/ ROBERT W. ROSEBERRY	Director	February 17, 2010
Robert W. Roseberry

/S/ ANTHONY J. TOPAZI	Director	February 17, 2010
Anthony J. Topazi

/S/ RANDY HANNA	Director	February 17, 2010
Randy Hanna

/S/ THOMAS OLINDE	Director	February 17, 2010
Thomas Olinde

EXHIBIT INDEX

Exhibit Number	Description

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

3.8

Articles of Amendment to the Articles of Incorporation adopted March 29, 2007 (filed as Exhibit 3.8 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

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

10.7

Shareholder Rights Agreement dated as of February 21, 1997, between Hancock Holding Company and Hancock Bank, as Rights Agent as extended by the Company, attached as Exhibit 1 to Form 8-A12G filed with the Commission on February 27, 1997, as extended by Amendment No. 1 filed with the Commission as Exhibit 4.1 to Form 8-K filed with the Commission on February 20, 2007, both of which are incorporated herein by reference.

10.8

Purchase and Assumption Agreement (“Agreement”) with the Federal Deposit Insurance Corporation, Receiver of Peoples First Community Bank, Panama City Florida (“PCFB”) and the Federal Deposit Insurance Corporation acting in its corporate capacity (“FDIC”)

21	Subsidiaries of Hancock Holding Company.

22

Proxy Statement for the Registrant’s Annual Meeting of Shareholders on March 17, 2010 (deemed “filed” for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement.