Form 10-Q
period 2010-03-31
HANCOCK HOLDING CO
filed 2010-05-06
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

36,876,260 common shares were outstanding as of April 30, 2010 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1.	Financial Statements

Hancock Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Cash and due from banks (non-interest bearing)	$181,179	$204,714
Interest-bearing deposits with other banks	549,056	582,081
Federal funds sold	17	410
Other short-term investments	139,941	214,771
Securities available for sale, at fair value (amortized cost of $1,705,279 and $1,566,403)	1,758,973	1,611,327
Loans held for sale	22,210	36,112
Loans	5,023,961	5,127,339
Less: allowance for loan losses	(66,625)	(66,050)
unearned income	(12,271)	(13,164)

Loans, net	4,945,065	5,048,125
Property and equipment, net of accumulated depreciation of $116,686 and $113,967	203,558	203,133
Other real estate, net	29,529	13,786
Accrued interest receivable	34,918	35,468
Goodwill	62,277	62,277
Other intangible assets, net	15,791	16,546
Life insurance contracts	153,587	151,355
FDIC loss share receivable	325,813	325,606
Other assets	143,566	191,372

Total assets	$8,565,480	$8,697,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,022,372	$1,073,341
Interest-bearing savings, NOW, money market and time	5,982,355	6,122,471

Total deposits	7,004,727	7,195,812
Federal funds purchased	1,100	250
Securities sold under agreements to repurchase	534,627	484,457
FHLB borrowings	30,618	30,805
Long-term notes	575	671
Deferred tax liability, net	7,805	7,116
Other liabilities	135,225	140,309

Total liabilities	7,714,677	7,859,420

Stockholders’ Equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 36,905,294 and 36,840,453 issued and outstanding, respectively	122,895	122,679
Capital surplus	259,743	257,643
Retained earnings	459,260	454,343
Accumulated other comprehensive gain, net	8,905	2,998

Total stockholders’ equity	850,803	837,663

Total liabilities and stockholders’ equity	$8,565,480	$8,697,083

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$74,166	$59,462
Securities - taxable	16,429	19,046
Securities - tax exempt	1,195	1,069
Federal funds sold	15	5
Other investments	574	1,866

Total interest income	92,379	81,448

Interest expense:
Deposits	23,284	25,354
Federal funds purchased and securities sold under agreements to repurchase	2,436	2,654
Long-term notes and other interest expense	80	(6)

Total interest expense	25,800	28,002

Net interest income	66,579	53,446
Provision for loan losses, net	13,826	8,342

Net interest income after provision for loan losses	52,753	45,104

Noninterest income:
Service charges on deposit accounts	11,490	10,503
Other service charges, commissions and fees	15,183	13,987
Other income	4,708	4,565

Total noninterest income	31,381	29,055

Noninterest expense:
Salaries and employee benefits	34,767	30,775
Net occupancy expense	6,143	5,055
Equipment rentals, depreciation and maintenance	2,724	2,534
Amortization of intangibles	738	354
Other expense	23,450	17,120

Total noninterest expense	67,822	55,838

Net income before income taxes	16,312	18,321
Income tax expense	2,478	4,290

Net income	$13,834	$14,031

Basic earnings per share	$0.37	$0.44

Diluted earnings per share	$0.37	$0.44

Dividends paid per share	$0.24	$0.24

Weighted avg. shares outstanding-basic	36,868	31,805

Weighted avg. shares outstanding-diluted	37,105	31,937

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
	Shares	Amount
Balance, January 1, 2009	31,769,679	$105,793	$101,210	$411,579	$(9,083)	$609,499
Comprehensive income
Net income per consolidated statements of income	—	—	—	14,031	—	14,031
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	435	435
Net change in fair value of securities available for sale, net of tax	—	—	—	—	7,472	7,472

Comprehensive income						21,938
Cash dividends declared ($0.24 per common share)	—	—	—	(7,694)	—	(7,694)
Common stock issued, long-term incentive plan, including income tax benefit of $25	43,463	145	513	—	—	658
Compensation expense, long-term incentive plan	—	—	942	—	—	942

Balance, March 31, 2009	31,813,142	$105,938	$102,665	$417,916	$(1,176)	$625,343

Balance, January 1, 2010	36,840,453	$122,679	$257,643	$454,343	$2,998	$837,663
Comprehensive income
Net income per consolidated statements of income	—	—	—	13,834	—	13,834
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	397	397
Net change in fair value of securities available for sale, net of tax	—	—	—	—	5,510	5,510

Comprehensive income						19,741
Cash dividends declared ($0.24 per common share)	—	—	—	(8,917)	—	(8,917)
Common stock issued, long-term incentive plan, including income tax benefit of $203	64,841	216	1,063	—	—	1,279
Compensation expense, long-term incentive plan	—	—	1,037	—	—	1,037

Balance, March 31, 2010	36,905,294	$122,895	$259,743	$459,260	$8,905	$850,803

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,834	$14,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,572	3,755
Provision for loan losses	13,826	8,342
Loss in connection with other real estate owned	144	315
Deferred tax benefit	(2,808)	(129)
Increase in cash surrender value of life insurance contracts	(2,232)	(1,020)
Gain on sale or disposal of other assets	(127)	(283)
Gain on sale of loans held for sale	(716)	(343)
Change in fair market value of acquired interest receivable	(1,286)	—
Accretion of fair market value of acquired loans, deposits and borrowings	(3,354)	—
Net amortization of securities premium/discount	1,185	1,042
Amortization of mortgage servicing rights	32	39
Amortization of intangible assets	738	354
Stock-based compensation expense	1,037	942
Decrease in accrued interest receivable	1,836	2,965
Increase (decrease) in accrued expenses	541	(130)
Increase (decrease) in other liabilities	(801)	522
Decrease in interest payable	(653)	(1,395)
Decrease in policy reserves and liabilities	(1,136)	(2,528)
Increase in FDIC Indemnification Asset	(207)	—
Decrease in reinsurance receivable	666	1,174
Decrease in cash collateral on secured repos	34,200	—
Decrease in federal home loan bank stock	8,591	—
Decrease (increase) in other assets	4,349	(21,631)
Proceeds from sale of loans held for sale	90,518	78,859
Originations of loans held for sale	(75,900)	(83,848)
Excess tax benefit from share based payments	(203)	(25)
Other, net	(14)	391

Net cash provided by operating activities	85,632	1,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase (decrease) in interest-bearing time deposits	33,025	(390)
Proceeds from maturities of securities available for sale	126,076	112,298
Purchases of securities available for sale	(268,554)	(134,775)
Proceeds from maturities of short term investments	155,000	373,500
Purchase of short term investments	(80,000)	(439,276)
Net decrease in federal funds sold	393	162,342
Net decrease in loans	73,614	6,329
Purchases of property and equipment	(4,001)	(3,697)
Proceeds from sales of property and equipment	178	494
Proceeds from sales of other real estate	1,711	354

Net cash (used in) provided by investing activities	37,442	77,179

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(189,895)	(126,931)
Net increase in federal funds purchased and securities sold under agreements to repurchase	51,020	44,970
Repayments of long-term notes	(96)	(40)
Dividends paid	(8,917)	(7,694)
Proceeds from exercise of stock options	1,076	633
Excess tax benefit from stock option exercises	203	25

Net cash (used in) provided by financing activities	(146,609)	(89,037)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(23,535)	(10,459)
CASH AND DUE FROM BANKS, BEGINNING	204,714	199,775

CASH AND DUE FROM BANKS, ENDING	$181,179	$189,316

SUPPLEMENTAL INFORMATION:
Restricted stock issued to employees of Hancock	319	93
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$17,858	$1,419
Financed sale of foreclosed property	260	70

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year.

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

Critical Accounting Policies

There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2009.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2. Fair Value

The Financial Accounting Standards Board (FASB) issued authoritative guidance that establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. The guidance defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Available for sale securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and other debt and equity securities. Level 2 classified available for sale securities include mortgage-backed debt securities, collateralized mortgage obligations, and state and municipal bonds. The Company invests only in high quality securities of investment grade quality with a target duration, for the overall portfolio, generally between two to five years. The Company policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of Mississippi, Louisiana, Florida or Alabama counties, parishes and municipalities. There were no transfers between levels.

The Company adopted the provisions of the guidance for nonfinancial assets and nonfinancial liabilities on January 1, 2009.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at March 31, 2010 and December 31, 2009.

	As of March 31, 2010
	Level 1	Level 2	Total Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$219,357	$—	$219,357
Debt securities issued by states of the United States and political subdivisions of the states	—	196,522	196,522
Corporate debt securities	16,163	—	16,163
Residential mortgage-backed securities	—	1,032,140	1,032,140
Collateralized mortgage obligations	—	293,814	293,814
Equity securities	202	—	202
Short-term investments	139,941	—	139,941
Loans carried at fair value	—	36,998	36,998

Total assets	$375,663	$1,559,474	$1,935,137

Liabilities
Swaps	$—	$2,203	$2,203

Total Liabilities	$—	$2,203	$2,203

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2. Fair Value (continued)

	As of December 31, 2009
	Level 1	Level 2	Total Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$143,755	$—	$143,755
Debt securities issued by states of the United States and political subdivisions of the states	—	191,668	191,668
Corporate debt securities	16,326	—	16,326
Residential mortgage-backed securities	—	1,110,547	1,110,547
Collateralized mortgage obligations	—	147,169	147,169
Equity securities	1,635	—	1,635
Short-term investments	214,771	—	214,771
Loans carried at fair value	—	38,021	38,021

Total assets	$376,487	$1,487,405	$1,863,892

Liabilities
Swaps	$—	$2,209	$2,209

Total Liabilities	$—	$2,209	$2,209

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the above table. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens or based on recent sales activity for similar assets in the property’s market. Other real estate owned are level 2 properties recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values are determined by sales agreement or appraisal. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market. The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis at March 31, 2010 and December 31, 2009.

	As of March 31, 2010
	Level 1	Level 2	Total Balance
Assets
Impaired loans	$—	$118,518	$118,518
Other real estate owned	—	29,529	29,529

Total assets	—	$148,047	$148,047

	As of December 31, 2009
	Level 1	Level 2	Total Balance
Assets
Impaired loans	$—	$122,610	$122,610
Other real estate owned	—	13,786	13,786

Total assets	$—	$136,396	$136,396

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Deposits - The guidance requires that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, be assigned fair values equal to amounts payable upon demand (carrying amounts). The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2. Fair Value (continued)

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$870,193	$870,193	$1,001,976	$1,001,976
Securities	1,758,973	1,758,973	1,612,962	1,612,962
Loans, net of unearned income	4,945,065	5,165,743	5,150,287	5,263,246
Accrued interest receivable	34,918	34,918	35,468	35,468
Financial liabilities:
Deposits	$7,004,727	$7,044,064	$7,195,812	$7,241,363
Federal funds purchased	1,100	1,100	250	250
Securities sold under agreements to repurchase	534,627	534,627	484,457	484,457
FHLB Borrowings	30,618	30,618	30,805	30,805
Long-term notes	575	575	671	671
Accrued interest payable	4,170	4,170	4,824	4,824

3. Loans and Allowance for Loan Losses

Loans, net of unearned income, totaled $4.9 billion at March 31, 2010 compared to $5.0 billion at December 31, 2009. The Company also held $22.2 million and $36.1 million in loans held for sale at March 31, 2010 and December 31, 2009, respectively, carried at lower of cost or fair value. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a nonaccrual status. For such period as a loan is in nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status. Nonaccrual loans and foreclosed assets, which make up total non-performing assets, amounted to approximately 2.44% and 1.97% of total loans at March 31, 2010 and December 31, 2009, respectively.

The amount of interest that would have been recognized on nonaccrual loans for the three months ended March 31, 2010 was approximately $2.0 million. Interest recovered on nonaccrual loans that were recorded in net income for the three months ended March 31, 2010 was $0.1 million.

The following table presents information on loans evaluated for possible impairment loss:

	March 31, 2010	December 31, 2009
	(In thousands)
Impaired loans
Requiring a loss allowance	$43,773	$38,839
Not requiring a loss allowance	82,692	94,743

Total recorded investment in impaired loans	126,465	133,582

Impairment loss allowance required	$8,512	$10,972

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Loans and Allowance for Loan Losses

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Balance of allowance for loan losses at beginning of period	$66,050	$61,725
Provision for loan losses, net	13,826	8,342
Loans charged-off:
Commercial, real estate and mortgage	11,836	4,828
Direct and indirect consumer	1,609	1,632
Finance company	1,442	1,151
Demand deposit accounts	273	666

Total charge-offs	15,160	8,277

Recoveries of loans previously charged-off:
Commercial, real estate and mortgage	990	115
Direct and indirect consumer	441	450
Finance company	253	193
Demand deposit accounts	225	402

Total recoveries	1,909	1,160

Net charge-offs	13,251	7,117

Balance of allowance for loan losses at end of period	$66,625	$62,950

Changes in the carrying amount of covered acquired loans and accretable yield for loans receivable at March 31, 2010 are presented in the following table (in thousands):

	Three Months Ended March 31, 2010
	Net Accretable Discount	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$315,782	$950,430
Payments received, net	—	(56,616)
Accretion	(1,977)	1,977

Balance at end of period	$313,805	$895,791

The unpaid principal balance for purchased loans was $1,404 million and $1,462 million at March 31, 2010, and December 31, 2009, respectively.

The carrying value of loans receivable with deterioration of credit quality accounted for using the cost recovery method was $55.6 million at March 31, 2010, and at December 31, 2009. Each of these loans is on nonaccrual status. Loans with deterioration of credit quality that have an accretable difference are not included in nonperforming balances even though the customer may be contractually past due. These loans will accrete interest income over the remaining life of the loan.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Earnings Per Share

The Company adopted the FASB’s authoritative guidance regarding the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective January 1, 2009.

Following is a summary of the information used in the computation of earnings per common share (in thousands), using the two-class method:

	Three Months Ended March 31,
	2010	2009
Numerator:

Net income to common shareholders	$13,834	$14,031

Net income allocated to participating securities - basic and diluted	56	49

Net income allocated to common shareholders - basic and diluted	$13,778	$13,982

Denominator:
Weighted-average common shares - basic	36,868	31,805
Dilutive potential common shares	237	132

Weighted average common shares - diluted	37,105	31,937

Earnings per common share:
Basic	$0.37	$0.44
Diluted	$0.37	$0.44

There were no anti-dilutive share-based incentives outstanding for the three months ended March 31, 2010 and March 31, 2009.

5. Share-Based Payment Arrangements

Stock Option Plans

Hancock maintains incentive compensation plans that incorporate share-based compensation. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in note 11 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. No options were granted in the first three months of 2010.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Share-Based Payment Arrangements (Continued)

A summary of option activity under the plans for the three months ended March 31, 2010, and changes during the three months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2010	1,000,249	$35.15	6.3
Granted	—	$—
Exercised	(30,730)	$27.48		$477
Forfeited or expired	—	$—

Outstanding at March 31, 2010	969,519	$35.39	6.2	$6,464

Exercisable at March 31, 2010	613,666	$32.74	4.9	$5,755

Share options expected to vest	355,853	$39.96	8.5	$—

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $0.5 million and $0.04 million, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2010, and changes during the three months ended March 31, 2010, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2010	688,370	$24.25
Granted	21,768	$30.49
Vested	(76,063)	$20.16
Forfeited	(1,735)	$41.38

Nonvested at March 31, 2010	632,340	$24.91

As of March 31, 2010, there was $11.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares which vested during the three months ended March 31, 2010 and 2009 was $1.5 million and $1.8 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Retirement Plans

Net periodic benefits cost includes the following components for the three months ended March 31, 2010 and 2009:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)

Service cost	$875	$777	$31	$48

Interest cost	1,308	1,208	139	118

Expected return on plan assets	(1,161)	(968)	—	—

Amortization of prior service cost	—	—	(13)	(13)

Amortization of net loss	570	662	76	45

Amortization of transition obligation	—	—	1	1

Net periodic benefit cost	$1,592	$1,679	$234	$199

The Company anticipates that it will contribute $6.7 million to its pension plan and approximately $1.3 million to its post-retirement benefits in 2010. During the first three months of 2010, the Company contributed approximately $1.7 million to its pension plan and approximately $0.3 million for post-retirement benefits.

7. Other Service Charges, Commission and Fees, and Other Income

Components of other service charges, commission and fees are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Trust fees	$3,846	$3,327
Credit card merchant discount fees	3,596	2,568
Income from insurance operations	3,511	3,452
Investment and annuity fees	2,279	2,861
ATM fees	1,951	1,779

Total other service charges, commissions and fees	$15,183	$13,987

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Other Service Charges, Commission and Fees, and Other Income (continued)

Components of other income are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Secondary mortgage market operations	$1,640	$1,158
Income from bank owned life insurance	1,249	1,213
Safety deposit box income	245	234
Appraisal fee income	164	181
Letter of credit fees	263	350
Gain on sale of property and equipment	127	283
Other	1,020	1,146

Total other income	$4,708	$4,565

8. Other Expense

Components of other expense are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Data processing expense	$6,137	$4,645
Postage and communications	2,572	1,686
Ad valorem and franchise taxes	981	886
Legal and professional services	3,507	2,692
Stationery and supplies	584	464
Advertising	1,345	1,172
Deposit insurance and regulatory fees	2,635	1,983
Training expenses	170	98
Other fees	1,001	963
Annuity expense	200	278
Claims paid	336	241
Other expense	3,982	2,012

Total other expense	$23,450	$17,120

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Income Taxes

The Company adopted the FASB’s authoritative guidance regarding accounting for uncertainty in income taxes on January 1, 2007. There were no material uncertain tax positions as of March 31, 2010 and December 31, 2009. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The interest accrual is considered immaterial to the Company’s consolidated balance sheet as of March 31, 2010 and December 31, 2009.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2005.

10. Segment Reporting

The Company’s primary segments are divided into the Mississippi (MS), Louisiana (LA), Alabama (AL), and Other. Effective January 1, 2010, the Company’s Florida segment was merged into Mississippi. The activity and assets of Peoples First acquired in December 2009 are included in Mississippi. Each segment offers the same products and services but is managed separately due to different pricing, product demand, and consumer markets. Each segment offers commercial, consumer and mortgage loans and deposit services. In the following tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc. and subsidiaries, Hancock Insurance Agency, Inc. and subsidiaries, Harrison Finance Company, Magna Insurance Company, Lighthouse Services Corp., Invest-Sure, Inc., Peoples First Transportation, Inc., Community First and subsidiaries, and three real estate corporations owning land and buildings that house bank branches and other facilities.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

10. Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

		Three Months Ended March 31, 2010
	MS	LA	AL	Other	Eliminations	Consolidated
Interest income	$52,213	$33,348	$2,146	$5,967	$(1,295)	$92,379
Interest expense	19,172	6,080	592	1,136	(1,180)	25,800

Net interest income	33,041	27,268	1,554	4,831	(115)	66,579
Provision for loan losses	10,694	257	907	1,968	—	13,826
Noninterest income	14,593	10,176	400	6,240	(28)	31,381
Depreciation and amortization	2,438	846	81	208	—	3,573
Other noninterest expense	34,509	19,969	1,454	8,361	(44)	64,249

Net income before income taxes	(7)	16,372	(488)	534	(99)	16,312
Income tax expense (benefit)	(1,866)	4,719	(192)	(183)	—	2,478

Net income (loss)	$1,859	$11,653	$(296)	$717	$(99)	$13,834

Total assets	$5,523,441	$2,863,792	$190,125	$1,127,512	$(1,139,390)	$8,565,480

Total interest income from affiliates	$1,287	$8	$—	$—	$(1,295)	$—

Total interest income from external customers	$50,926	$33,340	$2,146	$5,967	$—	$92,379

		Three Months Ended March 31, 2009
	MS	LA	AL	Other	Eliminations	Consolidated
Interest income	$39,336	$35,370	$1,912	$6,272	$(1,442)	$81,448
Interest expense	18,273	9,071	807	1,178	(1,327)	28,002

Net interest income	21,063	26,299	1,105	5,094	(115)	53,446
Provision for loan losses	212	3,968	2,793	1,369	—	8,342
Noninterest income	12,607	9,583	226	6,648	(9)	29,055
Depreciation and amortization	2,666	878	78	132	—	3,754
Other noninterest expense	23,148	19,583	1,523	7,855	(25)	52,084

Net income before income taxes	7,644	11,453	(3,063)	2,386	(99)	18,321
Income tax expense (benefit)	1,047	2,925	(1,137)	1,455	—	4,290

Net income (loss)	$6,597	$8,528	$(1,926)	$931	$(99)	$14,031

Total assets	$4,219,276	$2,895,631	$164,592	$887,005	$(1,069,020)	$7,097,484

Total interest income from affiliates	$1,432	$—	$—	$10	$(1,442)	$—

Total interest income from external customers	$37,904	$35,370	$1,912	$6,262	$—	$81,448

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

11. New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued guidance removing the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This amendment was effective immediately and had no impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued guidance on fair value measurements and disclosures that requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies the requirements of reporting fair value measurement for each class of assets and liabilities and clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities based on the nature and risks of the investments. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the guidance did not have a material impact on the Company’s financial condition or results of operations and the adoption of the additional disclosures of level 3 fair value measurements is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”

We were organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are headquartered in Gulfport, Mississippi. We currently operate more than 180 banking and financial services offices and more than 160 automated teller machines (ATMs) in the states of Mississippi, Louisiana, Florida and Alabama through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Alabama, Mobile, Alabama (Hancock Bank AL). Hancock Bank MS, Hancock Bank LA, and Hancock Bank AL are referred to collectively as the “Banks.” Hancock Bank subsidiaries include Hancock Investment Services, Hancock Insurance Agency, and Harrison Finance Company.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At March 31, 2010, we had total assets of $8.6 billion and employed 2,263 persons on a full-time equivalent basis.

RESULTS OF OPERATIONS

Net income for the first quarter of 2010 totaled $13.8 million, a decrease of $0.2 million, or 1.4%, from the first quarter of 2009. Diluted earnings per share for the first quarter of 2010 were $0.37, a decrease of $0.07 from the same quarter a year ago. Return on average assets for the first quarter of 2010 was 0.65% compared to 0.79% for the first quarter of 2009. Net income for the first quarter of 2010 includes the impact of our recent common stock offering and acquisition of Peoples First Community Bank (Peoples First), both of which were completed in the fourth quarter of 2009.

Our first quarter net income was significantly impacted by a higher level of net charge-offs and non-performing assets due to the ongoing recession, continued high level unemployment and our acquisition of Peoples First. Net charge-offs for 2010’s first quarter were $13.2 million, or 1.06% of average loans, compared to $7.1 million, or 0.67% of average loans in the first quarter of 2009. Of the overall increase in net charge-offs of $6.1 million, $5.7 million was reflected in commercial loans and the balance of $0.4 million in mortgage loans. The higher level of commercial net charge-offs were largely confined to land development and commercial real estate credits in various parts of our four state footprint. Non-performing assets increased $54.5 million while other real estate owned increased $24.3 million from the first quarter of 2009, primarily due to the Peoples First acquisition.

Total assets at March 31, 2010 were $8.57 billion, down $131.6 million, or 1.5% from $8.70 billion at December 31, 2009. Compared to March 31, 2009, total assets increased $1.47 billion, or 20.7%. Period-end loans were down $102.5 million, or 2.0% from December 31, 2009, and were up $771.8 million, or 18.1%, from the same quarter a year ago. Period-end deposits decreased $191.1 million, or 2.7% from December 31, 2009, and increased $1.20 billion, or 20.7%, from March 31, 2009. The increases in period-end loans and period-end deposits, compared to March 31, 2009, were primarily due to the acquisition of Peoples First. We also remain very well capitalized with total equity of $850.8 million at March 31, 2010, up $13.1 million, or 1.6% from last quarter and up $225.5 million, or 36.1%, from March 31, 2009.

Net Interest Income

Net interest income (te) for the first quarter 2010 increased $13.2 million, or 23.4%, while the net interest margin (te) of 3.75% was 25 basis points wider than the same quarter a year ago. Growth in average earning assets was strong compared to the same quarter a year ago with an increase of $1.00 billion, or 15.5%, mostly reflected in higher average loans (up $803.2 million, or 18.7%) and was due primarily to the fourth quarter 2009 acquisition of Peoples First.

Provision for Loan Losses

The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with our loan portfolio. We recorded a provision for loan losses of $13.8 million in the first quarter which is a $5.5 million increase in the provision for loan losses compared to $8.3 million for the quarter ended March 31, 2009. This increase was necessary to adjust the allowance to the level dictated by the Company’s reserving methodologies. The provision remains elevated due to the ongoing recession and continued rise in unemployment.

Allowance for Loan Losses and Asset Quality

At March 31, 2010, the allowance for loan losses was $66.6 million compared with $66.1 million at December 31, 2009, an increase of $0.5 million. The increase in the allowance for loan losses through the first three months of 2010 is primarily attributed to an increased estimated provision for pooled loan loss analysis based on our historical charge-off, delinquency, and non-accrual quarterly history. We do not offer subprime home mortgage loans, and therefore, our increased reserve is not associated with those high risk loans. The only higher risk loans we offer are through our finance company but those loans are immaterial to our loan portfolio. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses. Within the allowance for loan losses modeling, adequate segregation of geographic and specific loan types are documented and analyzed for appropriate risk metrics. We maintain a continuous credit quality policy that establishes acceptable loan-to-value thresholds on the front end underwriting process. Residential home values are continuously monitored by each market. As of March 31, 2010, mortgage real estate loans were approximately 14.3% of the total loan portfolio (excluding loans held for sale). A detailed description of our methodology was included in our annual report on Form 10-K for the year ended December 31, 2009. Management believes the March 31, 2010 allowance level is adequate.

Net charge-offs, as a percent of average loans, were 1.06% for the first quarter of 2010, compared to 0.67% in the first quarter of 2009. The majority of the increase in net charge-offs, as compared to the same time last year, was caused by the weakening local real estate markets, mostly in commercial real estate loans. Of the overall increase in net charge-offs of $6.1 million, $5.7 million was reflected in commercial loans. The higher level of commercial net charge-offs were largely confined to land development and commercial real estate credits across all markets.

Nonaccrual loans were $92.8 million at March 31, 2010, an increase of $6.3 million compared to last quarter and an increase of $54.5 million, from $38.3 million at March 31, 2009. This increase is due to the acquisition of Peoples First.

The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances (amounts in thousands).

	At and for the Three Months Ended March 31,
	2010	2009
Net charge-offs to average loans (annualized)	1.06%	0.67%
Provision for loan losses to average loans (annualized)	1.10%	0.79%
Allowance for loan losses to average loans	1.31%	1.49%
Gross charge-offs	$15,160	$8,277
Gross recoveries	$1,909	$1,160
Non-accrual loans	$92,828	$38,327
Accruing loans 90 days or more past due	$13,457	$8,306

Noninterest Income

Noninterest income for the first quarter of 2010 was up $2.3 million, or 8%, compared to the same quarter a year ago.

Service charges on deposit accounts increased $1.0 million, or 9% due to a risk management program that was put in place to better manage risk and from increased deposit accounts from the Peoples First acquisition. Service charges include periodic account maintenance fees for both commercial and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

Credit card merchant discount fees were up $1.0 million, or 40%, mainly due to increased activity from the Peoples First acquisition.

Trust fees were up $0.5 million, or 16%, because of increased market values of accounts due to improved economic conditions.

Secondary mortgage market operations income was up $0.5 million, or 42% due to increased volume of secondary market loans from the acquisition of Peoples First.

The increases to noninterest income were partially offset by a $0.6 million, or 20% decrease in investment and annuity fees. The majority of the decrease came from lower fixed annuity rates due to the difficult economic conditions. Investment and annuity fees include stock brokerage and annuity sales as well as fixed-income securities transactions for correspondent banks and other commercial and personal customers.

The components of noninterest income for the three months ended March 31, 2010 and 2009 are presented in the following table:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Service charges on deposit accounts	$11,490	$10,503
Trust fees	3,846	3,327
Credit card merchant discount fees	3,596	2,568
Income from insurance operations	3,511	3,452
Investment and annuity fees	2,279	2,861
ATM fees	1,951	1,779
Secondary mortgage market operations	1,640	1,158
Income from bank owned life insurance	1,249	1,213
Outsourced check income	(47)	(11)
Letter of credit fees	263	350
Gain on sale of property and equipment	127	283
Other income	1,476	1,572
Securities transactions gains, net	—	—

Total noninterest income	$31,381	$29,055

Noninterest Expense

Operating expenses for the first quarter of 2010 were $12.0 million, or 21%, higher compared to the same quarter a year ago.

Total personnel expense increased $4.0 million, or 13% due to the increase of 343 employees, on a full time equivalent basis, from the Peoples First acquisition. Total personnel expense consists of employee compensation and employee benefits. Employee compensation includes base salaries and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans. Employee benefits, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan.

Equipment and data processing expense was up $1.7 million, or 23% due to increased operating activity and the system conversion project associated with Peoples First.

Net occupancy expense increased $1.1 million, or 22%, in 2009, mainly due to the facilities acquired from Peoples First. Increased expenses related mainly to building rent, utilities, property taxes and building insurance.

Postage and communications expense increased $0.9 million, or 53% because of the Peoples First acquisition and a credit from AT&T that lowered the telephone/datacom expense in the first quarter of 2009.

Legal and professional services increased $0.8 million, or 30% mainly due to the costs associated with the acquisition, valuation and continued conversion of Peoples First.

Deposit insurance and regulatory fees were up $0.7 million, or 33% due to the impact of Peoples First and increased deposit growth.

The following table presents the components of noninterest expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Employee compensation	$26,967	$23,662
Employee benefits	7,800	7,113

Total personnel expense	34,767	30,775

Equipment and data processing expense	8,861	7,179
Net occupancy expense	6,143	5,055
Postage and communications	2,572	1,686
Ad valorem and franchise taxes	981	886
Legal and professional services	3,507	2,692
Stationery and supplies	584	464
Amortization of intangible assets	738	354
Advertising	1,345	1,172
Deposit insurance and regulatory fees	2,635	1,983
Training expenses	170	98
Other real estate owned expense, net	681	365
Insurance expense	491	455
Other fees	1,001	963
Non loan charge-offs	205	69
Other expense	3,141	1,642

Total noninterest expense	$67,822	$55,838

Income Taxes

For the three months ended March 31, 2010 and 2009, the effective income tax rates were approximately 15% and 23%, respectively. Because of the reduced level of pretax income in 2010, the tax exempt interest income and the utilization of tax credits had a significant impact on the effective tax rate. The source of the tax credits for 2010 and 2009 resulted from investments in New Market Tax Credits, Qualified Bond Credits and Work Opportunity Tax Credits.

Selected Financial Data

The following tables contain selected financial data comparing our consolidated results of operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Per Common Share Data
Earnings per share:
Basic	$0.37	$0.44
Diluted	$0.37	$0.44
Cash dividends per share	$0.24	$0.24
Book value per share (period-end)	$23.05	$19.66
Weighted average number of shares:
Basic	36,868	31,805
Diluted (1)	37,105	31,937
Period-end number of shares	36,905	31,813
Market data:
High price	$45.86	$45.56
Low price	$38.23	$22.51
Period-end closing price	$41.81	$31.28
Trading volume	9,612	18,026

(1)	There were no anti-dilutive share-based incentives outstanding for the three months ended March 31, 2010 and March 31, 2009.

	Three Months Ended March 31,
	2010	2009
	(dollar amounts in thousands)
Performance Ratios
Return on average assets	0.65%	0.79%
Return on average common equity	6.58%	9.12%
Earning asset yield (tax equivalent (“TE”))	5.15%	5.26%
Total cost of funds	1.40%	1.75%
Net interest margin (TE)	3.75%	3.50%
Common equity (period-end) as a percent of total assets (period-end)	9.93%	8.81%
Leverage ratio (period-end)	8.91%	7.85%
FTE headcount	2,263	1,938

Asset Quality Information
Non-accrual loans	$92,828	$38,327
Foreclosed assets	$30,243	$5,946

Total non-performing assets	$123,071	$44,273

Non-performing assets as a percent of loans and foreclosed assets	2.44%	1.04%
Accruing loans 90 days past due	$13,457	$8,306
Accruing loans 90 days past due as a percent of loans	0.27%	0.20%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	2.71%	1.24%
Net charge-offs	$13,251	$7,117
Net charge-offs as a percent of average loans	1.06%	0.67%
Allowance for loan losses	$66,625	$62,950
Allowance for loan losses as a percent of period-end loans	1.33%	1.49%
Allowance for loan losses to NPAs + accruing loans
90 days past due	48.80%	119.72%
Provision for loan losses	$13,826	$8,342

Average Balance Sheet
Total loans	$5,088,539	$4,285,376
Securities	1,572,883	1,649,612
Short-term investments	813,122	537,420

Earning assets	7,474,544	6,472,408
Allowance for loan losses	(66,170)	(62,332)
Other assets	1,246,022	773,810

Total assets	$8,654,396	$7,183,886

Noninterest bearing deposits	$1,018,863	$913,807
Interest bearing transaction deposits	1,894,997	1,462,801
Interest bearing public fund deposits	1,275,202	1,499,354
Time deposits	2,933,094	2,033,925

Total interest bearing deposits	6,103,293	4,996,080

Total deposits	7,122,156	5,909,887
Other borrowed funds	543,307	536,474
Other liabilities	135,814	113,286
Common stockholders’ equity	853,119	624,239

Total liabilities & common stockholders’ equity	$8,654,396	$7,183,886

	Three Months Ended March 31,
	2010	2009
	(dollar amounts in thousands)
Period-end Balance Sheet
Commercial/real estate loans	$3,120,584	$2,683,684
Mortgage loans	718,333	420,798
Direct consumer loans	719,071	595,470
Indirect consumer loans	346,160	423,066
Finance company loans	107,542	111,651

Total loans	5,011,690	4,234,669
Loans held for sale	22,210	27,447
Securities	1,758,972	1,714,150
Short-term investments	689,014	453,240

Earning assets	7,481,886	6,429,506
Allowance for loan losses	(66,625)	(62,950)
Other assets	1,150,219	730,928

Total assets	$8,565,480	$7,097,484

Noninterest bearing deposits	$1,022,372	$954,101
Interest bearing transaction deposits	1,931,749	1,513,467
Interest bearing public funds deposits	1,187,410	1,456,286
Time deposits	2,863,196	1,880,152

Total interest bearing deposits	5,982,355	4,849,905

Total deposits	7,004,727	5,804,006
Other borrowed funds	578,777	562,224
Other liabilities	131,173	105,911
Common stockholders’ equity	850,803	625,343

Total liabilities & common stockholders’ equity	$8,565,480	$7,097,484

Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans	$10,238	$4,536
Mortgage loans	608	177
Direct consumer loans	608	599
Indirect consumer loans	608	847
Finance company loans	1,189	958

Total net charge-offs	$13,251	$7,117

Net charge-offs to average loans:
Commercial/real estate loans	1.32%	0.68%
Mortgage loans	0.34%	0.16%
Direct consumer loans	0.33%	0.40%
Indirect consumer loans	0.69%	0.80%
Finance company loans	4.39%	3.40%
Total net charge-offs to average net loans	1.06%	0.67%

	Three Months Ended March 31,
	2010	2009
	(dollar amounts in thousands)
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans	68.08%	66.21%
Securities	21.04%	25.49%
Short-term investments	10.88%	8.30%

Earning assets	100.00%	100.00%

Noninterest bearing deposits	13.63%	14.11%
Interest bearing transaction deposits	25.35%	22.59%
Interest bearing public funds deposits	17.06%	23.16%
Time deposits	39.24%	31.42%

Total deposits	95.28%	91.28%
Other borrowed funds	7.27%	8.29%
Other net interest-free funding sources	-2.55%	0.43%

Total funding sources	100.00%	100.00%

Loan mix:
Commercial/real estate loans	61.82%	62.74%
Mortgage loans	14.45%	10.40%
Direct consumer loans	14.50%	14.13%
Indirect consumer loans	7.07%	10.06%
Finance company loans	2.16%	2.67%

Total loans	100.00%	100.00%

Average dollars
Loans	$5,088,539	$4,285,376
Securities	1,572,883	1,649,612
Short-term investments	813,122	537,420

Earning assets	$7,474,544	$6,472,408

Noninterest bearing deposits	$1,018,863	$913,807
Interest bearing transaction deposits	1,894,997	1,462,801
Interest bearing public funds deposits	1,275,202	1,499,354
Time deposits	2,933,094	2,033,925

Total deposits	7,122,156	5,909,887
Other borrowed funds	543,307	536,474
Other net interest-free funding sources	(190,919)	26,047

Total funding sources	$7,474,544	$6,472,408

Loans:
Commercial/real estate loans	$3,145,748	$2,688,557
Mortgage loans	735,279	445,741
Direct consumer loans	737,728	605,685
Indirect consumer loans	359,965	430,965
Finance company loans	109,819	114,428

Total average loans	$5,088,539	$4,285,376

The following tables detail the components of our net interest spread and net interest margin.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$42,603	$3,145,748	5.48%	$34,463	$2,688,557	5.18%
Mortgage loans	12,217	735,279	6.65%	6,455	445,741	5.79%
Consumer loans	21,491	1,207,512	7.22%	20,567	1,151,078	7.26%
Loan fees & late charges	228	—	0.00%	345	—	0.00%

Total loans (TE)	76,539	5,088,539	6.08%	61,830	4,285,376	5.84%

US treasury securities	15	11,838	0.50%	51	11,314	1.82%
US agency securities	1,387	163,132	3.40%	2,316	226,002	4.10%
CMOs	2,063	168,129	4.91%	2,308	187,901	4.91%
Mortgage backed securities	12,051	1,022,288	4.72%	13,369	1,045,740	5.11%
Municipals (TE)	2,491	192,447	5.18%	2,285	154,266	5.93%
Other securities	261	15,049	6.94%	362	24,389	5.94%

Total securities (TE)	18,268	1,572,883	4.65%	20,691	1,649,612	5.02%

Total short-term investments	589	813,122	0.29%	1,871	537,420	1.41%

Average earning assets yield (TE)	$95,396	$7,474,544	5.15%	$84,392	$6,472,408	5.26%
Interest bearing liabilities
Interest bearing transaction deposits	$2,503	$1,894,997	0.54%	$2,086	$1,462,801	0.58%
Time deposits	17,537	2,933,094	2.42%	16,706	2,033,925	3.33%
Public funds	3,243	1,275,202	1.03%	6,562	1,499,354	1.78%

Total interest bearing deposits	23,283	6,103,293	1.55%	25,354	4,996,080	2.06%

Total borrowings	2,517	543,307	1.88%	2,648	536,474	2.00%

Total interest bearing liability cost	$25,800	$6,646,600	1.57%	$28,002	$5,532,554	2.05%
Noninterest bearing deposits		1,018,863			913,807
Other net interest-free funding sources		(190,919)			26,047
Total Cost of Funds	$25,800	$7,474,544	1.40%	$28,002	$6,472,408	1.75%
Net Interest Spread (TE)	$69,596		3.57%	$56,390		3.21%
Net Interest Margin (TE)	$69,596	$7,474,544	3.75%	$56,390	$6,472,408	3.50%

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $673 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $142 million.

The following liquidity ratios at March 31, 2010 and December 31, 2009 compare certain assets and liabilities to total deposits or total assets:

	March 31, 2010	December 31, 2009
Total securities to total deposits	25.11%	22.39%

Total loans (net of unearned income) to total deposits	71.55%	71.07%

Interest-earning assets to total assets	87.35%	86.91%

Interest-bearing deposits to total deposits	85.40%	85.08%

CONTRACTUAL OBLIGATIONS

Payments due from us under specified long-term and certain other binding contractual obligations were scheduled in our annual report on Form 10-K for the year ended December 31, 2009. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. There have been no material changes since year end.

CAPITAL RESOURCES

We continue to be well capitalized. The ratios as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009

Common equity (period-end) as a percent of total assets (period-end)	9.93%	9.63%

Regulatory ratios:

Total capital to risk-weighted assets (1)	14.17%	13.04%

Tier 1 capital to risk-weighted assets (2)	13.06%	11.99%

Leverage capital to average total assets (3)	8.91%	10.60%

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

BALANCE SHEET ANALYSIS

Goodwill

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with FASB authoritative guidance, goodwill is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Management reviews goodwill for impairment based on our primary reporting segments. We analyze goodwill using market capitalization to book value comparison. The last test was conducted as of September 30, 2009. No impairment charges were recognized as of March 31, 2010. The carrying amount of goodwill was $62.3 million as of March 31, 2010 and December 31, 2009.

Earnings Assets

Earning assets serve as the primary revenue streams for us and are comprised of securities, loans, federal funds sold, and other short-term investments. At March 31, 2010, average earning assets were $7.5 billion, or 86.4% of total assets, compared with $6.5 billion or 90.1% of total assets at March 31, 2009. This increase resulted mostly from an increase in the loan portfolios due to the acquisition of Peoples First in the fourth quarter of 2009.

Securities

Our investment in securities was $1.8 billion at March 31, 2010 and $1.6 billion at December 31, 2009. The vast majority of securities in our portfolio are U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, we invest only in high quality securities of investment grade quality and with a target duration, for the overall portfolio, generally between two to five years. Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of Mississippi, Louisiana, Florida or Alabama counties, parishes and municipalities.

Loans

We held $4.9 billion in loans at March 31, 2010 and $5.0 billion at December 31, 2009. Our primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. Each loan file is reviewed by the Bank’s loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality. At March 31, 2010, our average total loans were $5.1 billion, compared to $4.3 billion at March 31, 2009. The $803.2 million, or 18.7%, increase resulted from our acquisition of Peoples First in the fourth quarter of 2009. Commercial and real estate loans comprised 61.8% of the average loan portfolio at March 31, 2010 compared to 62.7% at March 31, 2009. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations.

Other Earning Assets

Federal funds sold, interest-bearing deposits in banks, and other short-term investments averaged $813.1 million at March 31, 2010, compared to $537.4 million at March 31, 2009. The increase of $275.7 million was caused by an increase of $532.5 million in interest-bearing deposits in banks that was offset by a decrease of $242.1 million in other short-term investments and a decrease in fed funds sold of $14.7 million. We utilize these products as a short-term investment alternative whenever we have excess liquidity.

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

Deposits

Total deposits were $7.0 billion at March 31, 2010 and $7.2 billion at December 31, 2009. Average interest bearing deposits at March 31, 2010 were $6.1 billion, an increase of $1.1 billion over March 31, 2009. The increase was primarily attributable to our Peoples First acquisition in the fourth quarter of 2009. We have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. We traditionally price our deposits to position competitively within the local market. Deposit flows are controlled primarily through pricing, and to a certain extent, through promotional activities.

Borrowings

Our borrowings consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and other borrowings. Total borrowings at March 31, 2010 were $566.9 million compared to $516.2 million at December 31, 2009. The increase was primarily in securities sold under agreements to repurchase.

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

At March 31, 2010, we had $977.8 million in unused loan commitments outstanding, of which approximately $693.9 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At March 31, 2010, we had $109.3 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at March 31, 2010 according to expiration date.

	Total	Less than 1 year	Expiration Date 1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Commitments to extend credit	$977,795	$627,834	$64,553	$57,929	$227,479
Letters of credit	109,338	58,614	20,876	29,848	—

Total	$1,087,133	$686,448	$85,429	$87,777	$227,479

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

Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of March 31, 2010, the effective duration of the securities portfolio was 2.98 years. A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 3.53 years, while a reduction in rates of 100 basis points would result in an effective duration of 1.45 years.

In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at March 31, 2010 indicate that we are asset sensitive as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
-100	-6.69%
Stable	0.00%
+100	2.06%

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K.

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

Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The Company is currently monitoring the oil spill in the Gulf of Mexico. We are in the preliminary stage of assessing how this situation may impact our customers and the areas in which they operate. The future effects of the oil spill could impact the company and our earnings but until more is known about the magnitude of the situation, it is premature to reasonably assess that impact.

There have been no other material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009. The risks described may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that are currently considered to not be material also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended March 31, 2010.

Item 4. Reserved.

Item 5. Other Information.

A.	The Company’s Annual Meeting was held on March 18, 2010.

B.	The Directors elected at the Annual Meeting held on March 18, 2010 were:

		Votes Cast
		For	Withheld
1.	Don P. Descant	28,008,205	510,104
2.	James B. Estabrook, Jr.	27,646,570	872,009
3.	Randall W. Hanna	28,009,123	509,186
4.	Robert W. Roseberry	27,965,699	552,611
5.	Anthony J. Topazi	18,728,642	9,792,885

C.	PricewaterhouseCoopers was approved as the independent public accountants of the Company.

For	Against	Abstained
32,783,469	33,243	163,831

Item 6. Exhibits.

(a)	Exhibits:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/S/ CARL J. CHANEY
Carl J. Chaney
President & Chief Executive Officer

/S/ JOHN M. HAIRSTON
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/S/ MICHAEL M. ACHARY
Michael M. Achary
Chief Financial Officer

Date:	May 6, 2010

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.