Form 10-Q
period 2010-06-30
HANCOCK HOLDING CO
filed 2010-08-05
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

36,877,812 common shares were outstanding as of July 30, 2010 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1.	Financial Statements

Hancock Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Cash and due from banks (non-interest bearing)	$169,320	$204,714
Interest-bearing deposits with other banks	620,201	582,081
Federal funds sold	115	410
Other short-term investments	99,998	214,771
Securities available for sale, at fair value (amortized cost of $1,615,333 and $1,566,403)	1,686,671	1,611,327

Loans held for sale	42,769	36,112
Loans	4,984,431	5,127,339
Less: allowance for loan losses	(77,221)	(66,050)
unearned income	(12,230)	(13,164)

Loans, net	4,894,980	5,048,125
Property and equipment, net of accumulated depreciation of $119,985 and $113,967	207,574	203,133
Other real estate, net	44,311	13,786
Accrued interest receivable	34,594	35,468
Goodwill	61,631	62,277
Other intangible assets, net	14,779	16,546
Life insurance contracts	155,456	151,355
FDIC loss share receivable	326,993	325,606
Other assets	140,626	191,372

Total assets	$8,500,018	$8,697,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,050,118	$1,073,341
Interest-bearing savings, NOW, money market and time	5,910,453	6,122,471

Total deposits	6,960,571	7,195,812
Federal funds purchased	1,500	250
Securities sold under agreements to repurchase	501,365	484,457
FHLB borrowings	30,369	30,805
Long-term notes	488	671
Deferred tax liability, net	8,953	7,116
Other liabilities	135,490	140,309

Total liabilities	7,638,736	7,859,420
Stockholders’ Equity
Common stock—$3.33 par value per share; 350,000,000 shares authorized, 36,877,454 and 36,840,453 issued and outstanding, respectively	122,802	122,679
Capital surplus	261,145	257,643
Retained earnings	456,834	454,343
Accumulated other comprehensive gain, net	20,501	2,998

Total stockholders’ equity	861,282	837,663

Total liabilities and stockholders’ equity	$8,500,018	$8,697,083

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$71,487	$59,863	$145,653	$119,325
Securities—taxable	16,343	17,981	32,772	37,026
Securities—tax exempt	1,460	1,063	2,655	2,133
Federal funds sold	13	1	28	5
Other investments	438	1,197	1,011	3,064

Total interest income	89,741	80,105	182,119	161,553

Interest expense:
Deposits	19,400	20,703	42,684	46,057
Federal funds purchased and securities sold under agreements to repurchase	2,451	2,680	4,887	5,333
Long-term notes and other interest expense	17	30	97	25

Total interest expense	21,868	23,413	47,668	51,415

Net interest income	67,873	56,692	134,451	110,138
Provision for loan losses	24,517	16,919	38,343	25,261

Net interest income after provision for loan losses	43,356	39,773	96,108	84,877

Noninterest income:
Service charges on deposit accounts	12,327	11,242	23,816	21,745
Other service charges, commissions and fees	16,961	14,384	32,145	28,369
Other income	6,005	8,878	10,713	13,445

Total noninterest income	35,293	34,504	66,674	63,559

Noninterest expense:
Salaries and employee benefits	35,379	28,703	70,146	59,478
Net occupancy expense	6,026	5,016	12,169	10,071
Equipment rentals, depreciation and maintenance	2,642	2,583	5,367	5,117
Amortization of intangibles	684	354	1,422	709
Other expense	27,391	21,570	50,839	38,689

Total noninterest expense	72,122	58,226	139,943	114,064

Net income before income taxes	6,527	16,051	22,839	34,372
Income tax expense	27	2,305	2,505	6,595

Net income	$6,500	$13,746	$20,334	$27,777

Basic earnings per share	$0.17	$0.43	$0.55	$0.87

Diluted earnings per share	$0.17	$0.43	$0.55	$0.87

Dividends paid per share	$0.24	$0.24	$0.48	$0.48

Weighted avg. shares outstanding-basic	36,876	31,820	36,855	31,812

Weighted avg. shares outstanding-diluted	37,078	32,009	37,075	31,973

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

					Accumulated Other Comprehensive Loss, net	Total

	Common Stock		Capital Surplus	Retained Earnings
	Shares	Amount
Balance, January 1, 2009	31,769,679	$105,793	$101,210	$411,579	$(9,083)	$609,499
Comprehensive income
Net income per consolidated statements of income	—	—	—	27,777	—	27,777
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	907	907
Net change in fair value of securities available for sale, net of tax	—	—	—	—	5,482	5,482

Comprehensive income						34,166
Cash dividends declared ($0.48 per common share)	—	—	—	(15,390)	—	(15,390)
Common stock issued, long-term incentive plan, including income tax benefit of $86	57,033	190	708	—	—	898
Compensation expense, long-term incentive plan	—	—	1,601	—	—	1,601

Balance, June 30, 2009	31,826,712	$105,983	$103,519	$423,966	$(2,694)	$630,774

Balance, January 1, 2010	36,840,453	$122,679	$257,643	$454,343	$2,998	$837,663
Comprehensive income
Net income per consolidated statements of income	—	—	—	20,334	—	20,334
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	794	794
Net change in fair value of securities available for sale, net of tax	—	—	—	—	16,709	16,709

Comprehensive income						37,837
Cash dividends declared ($0.48 per common share)	—	—	—	(17,843)	—	(17,843)
Common stock issued, long-term incentive plan, including income tax benefit of $259	37,001	123	1,473	—	—	1,596
Compensation expense, long-term incentive plan	—	—	2,029	—	—	2,029

Balance, June 30, 2010	36,877,454	$122,802	$261,145	$456,834	$20,501	$861,282

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,334	$27,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,051	8,113
Provision for loan losses	38,343	25,261
Loss in connection with other real estate owned	1,470	334
Deferred tax benefit	(8,342)	(1,598)
Increase in cash surrender value of life insurance contracts	(4,101)	(3,070)
Gain on sale or disposal of other assets	(295)	(1,676)
Gain on sale of loans held for sale	(1,328)	(451)
Discount accretion on acquired FHLB Borrowings	(436)	—
Net amortization (accretion) of securities premium/discount	2,658	(170)
Amortization of intangible assets	1,487	792
Stock-based compensation expense	2,029	1,601
Increase (decrease) in other liabilities	(2,518)	7,211
Increase in FDIC Indemnification Asset	(1,387)	—
Decrease (increase) in other assets	51,620	(25,198)
Proceeds from sale of loans held for sale	698,245	174,230
Originations of loans held for sale	(692,961)	(198,858)
Excess tax benefit from share based payments	(259)	(86)
Other, net	(41)	323

Net cash provided by operating activities	111,569	14,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing time deposits	(38,120)	(100,156)
Proceeds from maturities of securities available for sale	218,618	387,160
Purchases of securities available for sale	(270,433)	(289,037)
Proceeds from maturities of short term investments	270,000	1,000,000
Purchase of short term investments	(154,999)	(1,013,806)
Net decrease in federal funds sold	295	175,067
Net decrease (increase) in loans	64,862	(52,403)
Purchases of property and equipment	(11,416)	(4,514)
Proceeds from sales of property and equipment	411	2,654
Proceeds from sales of other real estate	7,332	2,133

Net cash provided by investing activities	86,550	107,098

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(235,241)	(274,709)
Net increase in federal funds purchased and securities sold under agreements to repurchase	18,158	20,648
Proceeds from issuance of short-term notes	—	100,000
Repayments of long-term notes	(183)	(81)
Dividends paid	(17,843)	(15,390)
Proceeds from exercise of stock options	1,337	812
Excess tax benefit from stock option exercises	259	86

Net cash used in financing activities	(233,513)	(168,634)

NET DECREASE IN CASH AND DUE FROM BANKS	(35,394)	(47,001)
CASH AND DUE FROM BANKS, BEGINNING	204,714	199,775

CASH AND DUE FROM BANKS, ENDING	$169,320	$152,774

SUPPLEMENTAL INFORMATION:
Restricted stock issued to employees of Hancock	420	215
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$39,587	$8,725
Financed sale of foreclosed property	260	2,649
Transfer from loans to loans held for sale	10,613	—

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year.

Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The accounting principles the Company follows and the methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry which requires management to make estimates and assumptions about future events. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for loan losses, intangible assets and goodwill, income taxes, pension and postretirement benefit plans and contingent liabilities. These estimates and assumptions are based on the Company’s best estimates and judgments. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, rising unemployment levels and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Allowance for loan losses, deferred income taxes, and goodwill are potentially subject to material changes in the near term. Actual results could differ significantly from those estimates.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at June 30, 2010 and December 31, 2009.

	As of June 30, 2010
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$219,676	$—	$219,676
Debt securities issued by states of the United States and political subdivisions of the states	—	194,934	194,934
Corporate debt securities	15,684	—	15,684
Residential mortgage-backed securities	—	973,223	973,223
Collateralized mortgage obligations	—	283,126	283,126
Equity securities	185	—	185
Short-term investments	99,998	—	99,998
Loans carried at fair value	—	37,144	37,144

Total assets	$335,543	$1,488,427	$1,823,970

Liabilities
Swaps	$—	$3,547	$3,547

Total Liabilities	$—	$3,547	$3,547

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2. Fair Value (continued)

	As of December 31, 2009
	Level 1	Level 2	Total Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$143,755	$—	$143,755
Debt securities issued by states of the United States and political subdivisions of the states	—	191,668	191,668
Corporate debt securities	16,326	—	16,326
Residential mortgage-backed securities	—	1,110,547	1,110,547
Collateralized mortgage obligations	—	147,169	147,169
Equity securities	1,862	—	1,862
Short-term investments	214,771	—	214,771
Loans carried at fair value	—	38,021	38,021

Total assets	$376,714	$1,487,405	$1,864,119

Liabilities
Swaps	$—	$2,209	$2,209

Total Liabilities	$—	$2,209	$2,209

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the above table. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens or based on recent sales activity for similar assets in the property’s market. Other real estate owned are level 2 properties recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values are determined by sales agreement or appraisal. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market. The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis at June 30, 2010 and December 31, 2009.

	As of June 30, 2010
	Level 1	Level 2	Net Balance
Assets
Impaired loans	$—	$105,712	$105,712
Other real estate owned	—	44,311	44,311

Total assets	—	$150,023	$150,023

	As of December 31, 2009
	Level 1	Level 2	Total Balance
Assets
Impaired loans	$—	$122,610	$122,610
Other real estate owned	—	13,786	13,786

Total assets	$—	$136,396	$136,396

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

Securities Sold under Agreements to Repurchase, FHLB Borrowings and Federal Funds Purchased—For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

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

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2. Fair Value (continued)

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$889,634	$889,634	$1,001,976	$1,001,976
Securities	1,686,671	1,686,671	1,611,327	1,611,327
Loans, net of unearned income	4,972,202	5,144,930	5,114,175	5,263,246
Accrued interest receivable	34,594	34,594	35,468	35,468
Financial liabilities:
Deposits	$6,960,571	$7,004,750	$7,195,812	$7,241,363
Federal funds purchased	1,500	1,500	250	250
Securities sold under agreements to repurchase	501,365	501,365	484,457	484,457
FHLB Borrowings	30,369	30,369	30,805	30,805
Long-term notes	488	488	671	671
Accrued interest payable	3,899	3,899	4,824	4,824

3. Loans and Allowance for Loan Losses

Loans, net of unearned income, totaled $5.0 billion at June 30, 2010 compared to $5.1 billion at December 31, 2009. The Company also held $42.8 million and $36.1 million in loans held for sale at June 30, 2010 and December 31, 2009, respectively, carried at lower of cost or fair value. At June 30, 2010, the Company transferred $10.6 million of credit card loans to loans held for sale. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a nonaccrual status. For such period as a loan is in nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status. Nonaccrual loans and foreclosed assets, which make up total non-performing assets, amounted to approximately 3.66% and 1.97% of total loans at June 30, 2010 and December 31, 2009, respectively. The amount of interest that would have been recognized on nonaccrual loans for the three and six months ended June 30, 2010 was approximately $1.6 million and $3.0 million, respectively. Interest recovered on nonaccrual loans that were recorded in net income for the three and six months ended June 30, 2010 was $0.1 million and $0.2 million, respectively.

The following table presents information on loans evaluated for possible impairment loss:

	June 30, 2010	December 31, 2009
	(In thousands)
Impaired loans
Requiring a loss allowance	$39,964	$38,839
Not requiring a loss allowance	77,721	82,359

Total recorded investment in impaired loans	117,685	121,198

Impairment loss allowance required	$11,973	$10,972

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Balance of allowance for loan losses at beginning of period	$66,625	$62,950	$66,050	$61,725
Provision for loan losses	24,517	16,919	38,343	25,261
Loans charged-off:
Commercial, real estate and mortgage	11,372	12,962	23,208	17,790
Direct and indirect consumer	1,959	2,052	3,568	3,684
Finance company	1,376	1,572	2,818	2,723
Demand deposit accounts	291	558	564	1,224

Total charge-offs	14,998	17,144	30,158	25,421

Recoveries of loans previously charged-off:
Commercial, real estate and mortgage	266	239	1,256	354
Direct and indirect consumer	424	412	865	862
Finance company	251	219	504	412
Demand deposit accounts	136	255	361	657

Total recoveries	1,077	1,125	2,986	2,285

Net charge-offs	13,921	16,019	27,172	23,136

Balance of allowance for loan losses at end of period	$77,221	$63,850	$77,221	$63,850

Changes in the carrying amount of covered acquired loans and accretable yield for loans receivable at June 30, 2010 are presented in the following table (in thousands):

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Net Accretable Discount	Carrying Amount of Loans	Net Accretable Discount	Carrying Amount of Loans
	(In thousands)		(In thousands)
Balance at beginning of period	$301,192	$895,791	$315,782	$950,430
Payments received, net	—	(43,665)	—	(112,894)
Accretion	(15,517)	15,517	(30,107)	30,107

Balance at end of period	$285,675	$867,643	$285,675	$867,643

The unpaid principal balance for purchased loans was $1,306 million and $1,462 million at June 30, 2010, and December 31, 2009, respectively.

The carrying value of loans receivable with deterioration of credit quality accounted for using the cost recovery method was $43.2 million at June 30, 2010, and at December 31, 2009. Each of these loans is on nonaccrual status. Loans with deterioration of credit quality that have an accretable difference are not included in nonperforming balances even though the customer may be contractually past due. These loans will accrete interest income over the remaining life of the loan.

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

Following is a summary of the information used in the computation of earnings per common share (in thousands), using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income to common shareholders	$6,500	$13,746	$20,334	$27,777
Net income allocated to participating securities—basic and diluted	58	48	115	95

Net income allocated to common shareholders—basic and diluted	$6,442	$13,698	$20,219	$27,682

Denominator:
Weighted-average common shares—basic	36,876	31,820	36,855	31,812
Dilutive potential common shares	202	189	220	161

Weighted average common shares—diluted	37,078	32,009	37,075	31,973

Earnings per common share:
Basic	$0.17	$0.43	$0.55	$0.87
Diluted	$0.17	$0.43	$0.55	$0.87

There were no anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2010 and June 30, 2009.

5. Share-Based Payment Arrangements

Stock Option Plans

Hancock maintains incentive compensation plans that incorporate share-based compensation. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in note 11 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. No options were granted in the first six months of 2010.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Share-Based Payment Arrangements (Continued)

A summary of option activity under the plans for the six months ended June 30, 2010, and changes during the six months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	1,000,249	$35.15	6.3
Granted	—	$—
Exercised	(36,202)	$26.67		$584
Forfeited or expired	(1,254)	$39.88

Outstanding at June 30, 2010	962,793	$35.46	6.0	$2,303

Exercisable at June 30, 2010	608,701	$32.84	4.6	$2,303

Share options expected to vest	354,092	$39.96	8.3	$—

The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $0.6 million and $0.2 million, respectively.

A summary of the status of the Company’s nonvested shares as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2010	688,370	$24.25
Granted	24,150	$42.46
Vested	(78,233)	$20.48
Forfeited	(4,568)	$33.01

Nonvested at June 30, 2010	629,719	$25.35

As of June 30, 2010, there was $10.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares which vested during the six months ended June 30, 2010 and 2009 was $1.6 million and $1.9 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Retirement Plans

Net periodic benefits cost includes the following components for the three and six months ended June 30, 2010 and 2009:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$875	$777	$31	$10
Interest cost	1,308	1,208	139	164
Expected return on plan assets	(1,161)	(968)	—	—
Amortization of prior service cost	—	—	(13)	(13)
Amortization of net loss	570	662	76	103
Amortization of transition obligation	—	—	1	1

Net periodic benefit cost	$1,592	$1,679	$234	$265

	Pension Benefits		Other Post-retirement Benefits
	Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$1,750	$1,553	$62	$57
Interest cost	2,617	2,417	278	282
Expected return on plan assets	(2,323)	(1,936)	—	—
Amortization of prior service cost	—	—	(26)	(27)
Amortization of net loss	1,140	1,324	151	148
Amortization of transition obligation	—	—	2	3

Net periodic benefit cost	$3,184	$3,358	$467	$463

The Company anticipates that it will contribute $6.7 million to its pension plan and approximately $1.3 million to its post-retirement benefits in 2010. During the first six months of 2010, the Company contributed approximately $3.4 million to its pension plan and approximately $0.7 million for post-retirement benefits.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Other Service Charges, Commission and Fees, and Other Income

Components of other service charges, commission and fees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Trust fees	$4,408	$3,855	$8,254	$7,181
Credit card merchant discount fees	3,928	2,895	7,524	5,463
Income from insurance operations	3,641	4,048	7,153	7,500
Investment and annuity fees	2,663	1,691	4,942	4,551
ATM fees	2,321	1,895	4,272	3,674

Total other service charges, commissions and fees	$16,961	$14,384	$32,145	$28,369

Components of other income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Secondary mortgage market operations	$1,529	$1,827	$3,169	$2,985
Income from bank owned life insurance	1,402	1,814	2,676	3,269
Outsourced check income	(47)	(10)	(94)	(20)
Letter of credit fees	370	322	632	672
Gain on sale of property and equipment	168	1,078	295	1,361
Other	2,583	3,847	4,035	5,178

Total other income	$6,005	$8,878	$10,713	$13,445

8. Other Expense

Components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Data processing expense	$6,382	$4,694	$12,520	$9,339
Postage and communications	2,651	2,240	5,223	3,926
Ad valorem and franchise taxes	1,049	647	2,030	1,533
Legal and professional services	4,497	2,425	8,005	5,117
Stationery and supplies	773	444	1,357	908
Advertising	2,193	1,255	3,538	2,428
Deposit insurance and regulatory fees	2,904	5,962	5,538	7,945
Training expenses	163	81	333	179
Other fees	876	1,034	1,877	1,996
Annuity expense	173	188	373	466
Claims paid	380	337	717	578
Other expense	5,350	2,263	9,328	4,274

Total other expense	$27,391	$21,570	$50,839	$38,689

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Income Taxes

There were no material uncertain tax positions as of June 30, 2010 and December 31, 2009. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The interest accrual is considered immaterial to the Company’s consolidated balance sheet as of June 30, 2010 and December 31, 2009.

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

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

10. Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Three Months Ended June 30, 2010
	MS	LA	AL	Other	Eliminations	Consolidated
Interest income	$50,064	$33,354	$2,249	$5,334	$(1,260)	$89,741
Interest expense	15,585	5,743	591	1,094	(1,145)	21,868

Net interest income	34,479	27,611	1,658	4,240	(115)	67,873
Provision for loan losses	11,777	9,481	2,475	784	—	24,517
Noninterest income	17,104	10,914	543	6,751	(19)	35,293
Depreciation and amortization	2,361	833	80	206	—	3,480
Other noninterest expense	38,334	20,488	1,463	8,392	(35)	68,642

Net income before income taxes	(889)	7,723	(1,817)	1,609	(99)	6,527
Income tax expense (benefit)	(1,240)	1,740	(658)	185	—	27

Net income (loss)	$351	$5,983	$(1,159)	$1,424	$(99)	$6,500

Total assets	$5,439,866	$2,862,112	$188,349	$1,143,616	$(1,133,925)	$8,500,018

Total interest income from affiliates	$1,251	$1	$2	$6	$(1,260)	$—
Total interest income from external customers	$48,813	$33,353	$2,247	$5,328	$—	$89,741

	Three Months Ended June 30, 2009
	MS	LA	AL	Other	Eliminations	Consolidated
Interest income	$39,218	$34,372	$2,085	$6,050	$(1,620)	$80,105
Interest expense	15,768	7,164	664	1,322	(1,505)	23,413

Net interest income	23,450	27,208	1,421	4,728	(115)	56,692
Provision for loan losses	8,935	5,281	1,059	1,644	—	16,919
Noninterest income	16,209	10,559	393	7,352	(9)	34,504
Depreciation and amortization	3,283	866	78	132	—	4,359
Other noninterest expense	23,832	21,676	1,299	7,085	(25)	53,867

Net income before income taxes	3,609	9,944	(622)	3,219	(99)	16,051
Income tax expense (benefit)	(822)	2,679	(186)	634	—	2,305

Net income (loss)	$4,431	$7,265	$(436)	$2,585	$(99)	$13,746

Total assets	$4,200,665	$2,896,103	$179,244	$891,586	$(1,120,283)	$7,047,315

Total interest income from affiliates	$1,620	$—	$—	$—	$(1,620)	$—
Total interest income from external customers	$37,598	$34,372	$2,085	$6,050	$—	$80,105

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

10. Segment Reporting (continued)

	Six Months Ended June 30, 2010
	MS	LA	AL	Other	Eliminations	Consolidated
Interest income	$102,277	$66,702	$4,395	$11,300	$(2,555)	$182,119
Interest expense	34,757	11,823	1,183	2,230	(2,325)	47,668

Net interest income	67,520	54,879	3,212	9,070	(230)	134,451
Provision for loan losses	22,471	9,738	3,382	2,752	—	38,343
Noninterest income	31,697	21,090	943	12,991	(47)	66,674
Depreciation and amortization	4,799	1,679	161	414	—	7,053
Other noninterest expense	72,843	40,457	2,917	16,752	(79)	132,890

Net income before income taxes	(896)	24,095	(2,305)	2,143	(198)	22,839
Income tax expense (benefit)	(3,106)	6,459	(850)	2	—	2,505

Net income (loss)	$2,210	$17,636	$(1,455)	$2,141	$(198)	$20,334

Total assets	$5,439,866	$2,862,112	$188,349	$1,143,616	$(1,133,925)	$8,500,018

Total interest income from affiliates	$2,533	$9	$2	$11	$(2,555)	$—
Total interest income from external customers	$99,744	$66,693	$4,393	$11,289	$—	$182,119

	Six Months Ended June 30, 2009
	MS	LA	AL	Other	Eliminations	Consolidated
Interest income	$78,553	$69,741	$3,997	$12,324	$(3,062)	$161,553
Interest expense	34,041	16,235	1,471	2,499	(2,831)	51,415

Net interest income	44,512	53,506	2,526	9,825	(231)	110,138
Provision for loan losses	9,147	9,249	3,852	3,013	—	25,261
Noninterest income	28,815	20,142	619	14,001	(18)	63,559
Depreciation and amortization	5,949	1,744	156	265	—	8,114
Other noninterest expense	46,978	41,259	2,822	14,941	(50)	105,950

Net income before income taxes	11,253	21,396	(3,685)	5,607	(199)	34,372
Income tax expense (benefit)	225	5,604	(1,324)	2,090	—	6,595

Net income (loss)	$11,028	$15,792	$(2,361)	$3,517	$(199)	$27,777

Total assets	$4,200,665	$2,896,103	$179,244	$891,586	$(1,120,283)	$7,047,315

Total interest income from affiliates	$3,052	$—	$—	$10	$(3,062)	$—
Total interest income from external customers	$75,501	$69,741	$3,997	$12,314	$—	$161,553

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

11. New Accounting Pronouncements

In July, 2010, the Financial Accounting Standards Board (FASB) issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The new guidance enhances disclosures to provide information for both the finance receivables and the related allowance for credit losses at disaggregated levels presented by portfolio segment which is the level an entity determines its allowance for credit losses and class which is defined as a group of receivables determined based on measurement basis, risk characteristics and the entity’s method for monitoring and assessing credit risk. A rollforward schedule by portfolio segment of the allowance for credit losses and the related ending balance of finance receivables with significant purchases and sales of finance receivables will be required. The following disclosures are required to be presented by class: credit quality of the financing receivables portfolio at the end of the reporting period; the aging of past due financing receivables at the end of the period; the nature and the extent of troubled debt restructurings that occurred during the period and their impact of the allowance for credit losses; the nature and extent of troubled debt restructurings that occurred within the last year that have defaulted in the current reporting period and their impact on the allowance for credit losses; the nonacrrual status of financing receivables; and impaired financing receivables. The new disclosures of information as of the end of the reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the guidance, such as the allowance rollforward and modification disclosures will be required for periods beginning after December 15, 2010. The new disclosure requirements will have no impact on the Company’s financial condition or results of operations.

In May 2010, the FASB issued guidance on receivables regarding the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset. Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This guidance is effective prospectively for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. This guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2010, the FASB issued guidance removing the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This amendment was effective immediately and had no impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued guidance on fair value measurements and disclosures that requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies the requirements of reporting fair value measurement for each class of assets and liabilities and clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities based on the nature and risks of the investments. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

11. New Accounting Pronouncements (continued)

which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the guidance did not have a material impact on the Company’s financial condition or results of operations and the adoption of the additional disclosures of level 3 fair value measurements is not expected to have a material impact on the Company’s financial condition or results of operations.

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

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At June 30, 2010, we had total assets of $8.5 billion and employed 2,278 persons on a full-time equivalent basis.

RESULTS OF OPERATIONS

Our second quarter 2010 net income was $6.5 million, a decrease of $7.2 million, or 52.7%, from the second quarter of 2009. Diluted earnings per share were $0.17, a decrease of $0.26, or 60.5%, from the same quarter a year ago. Return on average assets for the second quarter of 2010 was 0.31% compared to 0.78% for the second quarter of 2009. Our 2010 results include the impact of our recent common stock offering and acquisition of Peoples First Community Bank (Peoples First), both of which were completed in the fourth quarter of 2009.

Our second quarter earnings were significantly impacted by a larger allowance for loan losses. At June 30, 2010, our allowance for loan losses was $77.2 million, which represents an increase of $10.6 million, or 15.9%, from the level at March 31, 2010, and a $13.4 million, or 20.9%, increase from the second quarter of 2009. Approximately $5.4 million of the higher allowance level was necessitated by an increase in substandard loans that resulted from our normal loan review process. The majority of the credit quality deterioration was related to the ongoing economic impact of the national recession. In addition, due to recent extraordinary events in the Gulf of Mexico (described below), we have established a specific reserve for potential loan losses of $5.2 million.

On April 20, 2010, BP’s Deepwater Horizon oil rig exploded and sank in the Gulf of Mexico just off the Louisiana coast. The Gulf Oil Spill continues to be a complex and ongoing event with significant economic and ecological impacts. In addition, the Gulf Oil Spill already is the largest spill of its kind in both U.S. and Gulf of Mexico history. Much of the relevant information and ultimate impact related to these events is still unknown, including the economic consequences of any deepwater drilling moratorium. We expect significant and potentially lasting impact to the coastal regions in the four U.S. states that comprise Hancock’s footprint.

Shortly after the explosion and sinking of the Deepwater Horizon rig, we began an in-depth assessment of our loan portfolio in the coastal regions of our market area in Louisiana, Mississippi, Alabama and Florida (similar to the process followed to assess loss exposure in the aftermath of Hurricane Katrina in 2005). The process first assessed the overall pool of loans that could have some potential impact from the Gulf Oil Spill. Based on the FDIC loss share coverage on the Peoples First acquired loans, the information contained in the following table is focused on our legacy loan portfolio (in thousands):

Portfolio Analysis as of May 31, 2010

SIC	Industry Description	LA	MS	AL	FL	Total
900	Fishing	$200	$1,100	$240		$1,540
7011	Hotel/Motel	25,000	30,600	13,500		69,100
5800	Restaurants	22,500	17,500	2,200	1,500	43,700
2092	Seafood Processing	3,600	1,500			5,100
1300	Oil/Gas Extraction	7,000	150			7,150
5551	Boat Dealers	500	1,200			1,700
4400	Transportation by Water	6,500	400	900		7,800

	Total	$65,300	$52,450	$16,840	$1,500	$136,090

The assessment identified $136.1 million of loans with potential exposure which represents just 2.7% of our total loan portfolio at May 31, 2010. The loan concentrations were then rated for potential negative or even positive impact. This analysis concluded that we could have about $26.1 million of negatively impacted loans in the following states (in thousands):

State	Negatively impacted loans
Mississippi	$5,300
Louisiana	13,700
Alabama	7,100
Florida	—

$26,100

From this analysis, it was then determined that a specific reserve of $5.2 million would be necessary to cover any potential losses that could arise from events related to the Gulf Oil Spill.

Separate from the Gulf Oil Spill, we have experienced some deterioration in our loan portfolio, which required a separate $5.4 million increase in the allowance for loan losses. Net charge-offs for 2010’s second quarter were $13.9 million, or 1.11% of average loans, down $2.1 million from the $16.0 million, or 1.50% of average loans, reported for the second quarter of 2009. Non-performing assets as a percent of total loans and foreclosed assets were 3.66% at June 30, 2010, up from 1.01% at June 30, 2009. Non-accrual loans increased $104.6 million, while other real estate owned (ORE) increased $36.0 million compared to the second quarter of 2009. Loans 90 days past due or greater (accruing) as a percent of period-end loans, decreased 11 basis points from June 30, 2009 to 0.16% at June 30, 2010. We recorded a provision for loan losses for the second quarter of $24.5 million, an increase of $7.6 million, or 44.9% from the second quarter of 2009. Our allowance for loan losses was $77.2 million at June 30, 2010, and $63.9 million at June 30, 2009. The ratio of the allowance for loan losses as a percent of period-end loans was 1.55% at June 30, 2010, compared to 1.49% at June 30, 2009.

Total assets at June 30, 2010 were $8.5 billion, down $197.1 million, or 2.3% from $8.70 billion at December 31, 2009. Compared to June 30, 2009, total assets increased $1.5 billion, or 20.6%. Period-end loans were down $153.1 million, or 3.0% from December 31, 2009, and were up $695.1 million, or 16.1%, from the same quarter a year ago. Period-end deposits decreased $235.2 million, or 3.3% from December 31, 2009, and increased $1.3 billion, or 23.1%, from June 30, 2009. The increases in period-end loans and period-end deposits, compared to June 30, 2009, were primarily due to the acquisition of Peoples First. We also remain very well capitalized with total equity of $861.3 million at June 30, 2010, up $23.6 million, or 2.8% from December 31, 2009 and up $230.5 million, or 36.5%, from June 30, 2009.

Net Interest Income

Net interest income taxable equivalent (te) for the second quarter 2010 increased $11.3 million, or 18.9%, while the net interest margin (te) of 3.87% was 9 basis points wider than the same quarter a year ago. Growth in average earning assets was strong compared to the same quarter a year ago with an increase of $1.00 billion, or 16.1%, mostly reflected in higher average loans (up $731.5 million, or 17.1%) and was due primarily to the fourth quarter 2009 acquisition of Peoples First. Accretion on the acquired Peoples First loan portfolio was approximately $15.5 million during the second quarter of 2010. Accretion on the fair market value discount on the acquired Peoples First deposits was approximately $2.4 million for the second quarter of 2010.

Provision for Loan Losses

The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with our loan portfolio. We recorded a provision for loan losses of $24.5 million in the second quarter which is a $7.6 million, or 44.9%, increase in the provision for loan losses compared to $16.9 million for the quarter ended June 30, 2009. This increase was necessary to adjust the allowance to the level dictated by our reserving methodologies. The provision remains elevated due to the ongoing stress on commercial real estate values. In addition, the company added an additional $5.2 million specific reserve due to the Gulf Oil Spill based on a detailed review of potentially impacted credits.

Allowance for Loan Losses and Asset Quality

At June 30, 2010, the allowance for loan losses was $77.2 million compared with $66.1 million at December 31, 2009, an increase of $11.1 million. The increase in the allowance for loan losses through the first six months of 2010 is primarily attributed to an additional $5.2 million provision designated to the 2010 Gulf Oil Spill based on detailed review of potentially impacted credits. In addition, an increased estimated provision of $5.4 million was added for specific reserve analysis for those loans considered impaired under FAS 114. We do not offer subprime home mortgage loans, and therefore, our increased reserve is not associated with those high risk loans. The only higher risk loans we offer are through our finance company but those loans are immaterial to our loan portfolio. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses. Within the allowance for loan losses modeling, adequate segregation of geographic and specific loan types are documented and analyzed for appropriate risk metrics. We maintain a continuous credit quality policy that establishes acceptable loan-to-value thresholds on the front end underwriting process. Residential home values are continuously monitored by each market. A detailed description of our methodology was included in our annual report on Form 10-K for the year ended December 31, 2009. Management believes the June 30, 2010 allowance level is adequate.

Net charge-offs, as a percent of average loans, were 1.11% for the second quarter of 2010, compared to 1.50% in the second quarter of 2009. The percent variance over the one year period is materially impacted by the Peoples First Community Bank FDIC transaction. Of the overall decrease in net charge-offs of $2.1 million, $2.0 million was reflected in commercial loans. The lower level of commercial net charge-offs were largely confined to land development and commercial real estate credits across all markets.

Nonaccrual loans were $138.8 million at June 30, 2010, an increase of $104.6 million over $34.2 million at June 30, 2009. This increase is mainly due to the acquisition of Peoples First. In addition, we have experienced continued deterioration in our legacy loan portfolio, mostly related to the continued decline in real estate values and overall duration of the current economic recession.

The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances (amounts in thousands).

	At and for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net charge-offs to average loans (annualized)	1.11%	1.50%	1.09%	1.09%
Provision for loan losses to average loans (annualized)	1.96%	1.59%	1.53%	1.19%
Allowance for loan losses as a percent of period-end loans	1.55%	1.49%	1.55%	1.49%
Gross charge-offs	$14,998	$17,144	$30,158	$25,421
Gross recoveries	$1,077	$1,125	$2,986	$2,285
Non-accrual loans	$138,793	$34,189	$138,793	$34,189
Accruing loans 90 days or more past due	$8,002	$11,435	$8,002	$11,435

Noninterest Income

Noninterest income for the second quarter of 2010 was up $0.8 million, or 2%, compared to the same quarter a year ago and was up $3.1 million, or 5%, for the first half of 2010 compared to the first half of 2009.

Service charges on deposit accounts increased $1.1 million, or 10%, compared to the same quarter a year ago and increased $2.1 million, or 10% for the first six months of 2010 compared to 2009. The increase was due to a risk management program that was put in place to better manage risk and from increased deposit accounts from the Peoples First acquisition. Service charges include periodic account maintenance fees for both commercial and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

Credit card merchant discount fees were up $1.0 million, or 36%, compared to the second quarter of 2009 and were up $2.1 million, or 38%, compared to the first half of 2009, mainly due to increased activity from the Peoples First acquisition.

Investment and annuity fees were up $1.0 million, or 57%, compared to the second quarter of 2009 and were up $0.4 million, or 9%, when compared to the first six months of 2009, mainly because the second quarter of 2009 presented a large decrease in production due to poor market conditions.

Gain on sale of property and equipment decreased $0.9 million, or 84%, compared to the second quarter of 2009 and decreased $1.1 million, or 78%, when compared to the first six months of 2009, mainly because of gains on sales of land in 2009.

The increases to noninterest income for the second quarter were partially offset by a $1.3 million, or 33% decrease in other income, primarily other investment income. On a year to date basis, insurance fees decreased $0.3 million, or 5% and other income was down $2.4 million, or 47%. Insurance fees were down mainly because of lost renewals and lower commissions during the current year. Other income decreased mainly because of an increase in other investments and BOLI income in the first half of 2009.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The components of noninterest income for the three and six months ended June 30, 2010 and 2009 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Service charges on deposit accounts	$12,327	$11,242	$23,816	$21,745
Trust fees	4,408	3,855	8,254	7,181
Credit card merchant discount fees	3,928	2,895	7,524	5,463
Income from insurance operations	3,641	4,048	7,153	7,500
Investment and annuity fees	2,663	1,691	4,942	4,551
ATM fees	2,321	1,895	4,272	3,674
Secondary mortgage market operations	1,529	1,827	3,169	2,985
Income from bank owned life insurance	1,402	1,814	2,676	3,269
Outsourced check income	(47)	(10)	(94)	(20)
Letter of credit fees	370	322	632	672
Gain on sale of property and equipment	168	1,078	295	1,361
Other income	2,583	3,847	4,035	5,178

Total noninterest income	$35,293	$34,504	$66,674	$63,559

Noninterest Expense

Operating expenses for the second quarter of 2010 were $13.9 million, or 24%, higher compared to the same quarter a year ago and were $25.9 million, or 23% higher than the first half of 2009.

Total personnel expense increased $6.7 million, or 23% compared to the same quarter last year and increased $10.7 million, or 18% compared to the first six months of 2009. The increase is mainly due the additional full time equivalent employees from the Peoples First acquisition. Total personnel expense consists of employee compensation and employee benefits. Employee compensation includes base salaries and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans. Employee benefits, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan. Equipment and data processing expense was up $1.7 million, or 24% compared to the second quarter of 2009 and was up $3.4 million, or 24% compared to the first half of 2009 due to increased operating activity and the system conversion project associated with Peoples First.

Legal and professional services increased $2.1 million, or 85% compared to the second quarter of 2009 and increased $2.9 million, or 56% compared to the first six months of 2009. The increase was mainly due to the costs associated with the acquisition, valuation and conversion of Peoples First.

Net occupancy expense was up $1.0 million, or 20%, compared to the same quarter a year ago and was up $2.1 million, or 21% compared to the first half of 2009, mainly due to the facilities acquired from Peoples First. Increased expenses related mainly to building rent, utilities, property taxes and building insurance.

Deposit insurance and regulatory fees decreased $3.1 million, or 51%, compared to the second quarter of 2009 and decreased $2.4 million, or 30%, compared to the first six months of 2009 due to a $3.4 million FDIC special assessment in the second quarter of 2009 slightly offset by an increase due to deposit growth from the December 2009 acquisition of Peoples First.

Other real estate owned expense increased $1.8 million compared to the second quarter of 2009 and increased $2.1 million compared to the first six months of 2009. The increase was due to two large write downs and assets acquired from Peoples First.

The following table presents the components of noninterest expense for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Employee compensation	$27,803	$22,577	$54,770	$46,238
Employee benefits	7,576	6,126	15,376	13,240

Total personnel expense	35,379	28,703	70,146	59,478

Equipment and data processing expense	9,024	7,277	17,887	14,456
Net occupancy expense	6,026	5,016	12,169	10,071
Postage and communications	2,651	2,240	5,223	3,926
Ad valorem and franchise taxes	1,049	647	2,030	1,533
Legal and professional services	4,497	2,425	8,005	5,117
Stationery and supplies	773	444	1,357	908
Amortization of intangible assets	684	354	1,422	709
Advertising	2,193	1,255	3,538	2,428
Deposit insurance and regulatory fees	2,904	5,962	5,538	7,945
Training expenses	163	81	333	179
Other real estate owned expense, net	2,028	213	2,708	578
Insurance expense	498	453	989	908
Other fees	876	1,034	1,877	1,996
Non loan charge-offs	308	155	513	224
Other expense	3,069	1,967	6,208	3,608

Total noninterest expense	$72,122	$58,226	$139,943	$114,064

Income Taxes

For the six months ended June 30, 2010 and 2009, the effective income tax rates were approximately 11% and 19%, respectively. Because of the reduced level of pretax income in 2010, the tax exempt interest income and the utilization of tax credits had a significant impact on the effective tax rate. The source of the tax credits for 2010 and 2009 resulted from investments in New Market Tax Credits, Qualified Bond Credits and Work Opportunity Tax Credits.

Selected Financial Data

The following tables contain selected financial data comparing our consolidated results of operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Per Common Share Data
Earnings per share:
Basic	$0.17	$0.43	$0.55	$0.87
Diluted	$0.17	$0.43	$0.55	$0.87
Cash dividends per share	$0.24	$0.24	$0.48	$0.48
Book value per share (period-end)	$23.36	$19.82	$23.36	$19.82
Weighted average number of shares:
Basic	36,876	31,820	36,855	31,812
Diluted (1)	37,078	32,009	37,075	31,973
Period-end number of shares	36,877	31,827	36,877	31,827
Market data:
High price	$43.90	$41.19	$45.86	$45.56
Low price	$33.27	$30.12	$33.27	$22.51
Period-end closing price	$33.36	$32.49	$33.36	$32.49
Trading volume (2)	12,443	17,040	22,055	35,093

(1)	There were no anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2010 and June 30, 2009.
(2)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollar amounts in thousands)
Performance Ratios
Return on average assets	0.31%	0.78%	0.48%	0.79%
Return on average common equity	3.03%	8.67%	4.78%	8.89%
Earning asset yield (tax equivalent (“TE”))	5.06%	5.26%	5.11%	5.26%
Total cost of funds	1.19%	1.48%	1.30%	1.62%
Net interest margin (TE)	3.87%	3.78%	3.81%	3.64%
Common equity (period-end) as a percent of total assets (period-end)	10.13%	8.95%	10.13%	8.95%
Leverage ratio (period-end)	9.06%	8.13%	9.06%	8.13%
FTE headcount	2,278	1,911	2,278	1,911
Asset Quality Information
Non-accrual loans	$138,793	$34,189	$138,793	$34,189
Foreclosed assets	$44,901	$8,884	$44,901	$8,884

Total non-performing assets	$183,694	$43,073	$183,694	$43,073

Non-performing assets as a percent of loans and foreclosed assets	3.66%	1.01%	3.66%	1.01%
Accruing loans 90 days past due	$8,002	$11,435	$8,002	$11,435
Accruing loans 90 days past due as a percent of loans	0.16%	0.27%	0.16%	0.27%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	3.82%	1.27%	3.82%	1.27%
Net charge-offs	$13,921	$16,019	$27,172	$23,136
Net charge-offs as a percent of average loans	1.11%	1.50%	1.09%	1.09%
Allowance for loan losses	$77,221	$63,850	$77,221	$63,850
Allowance for loan losses as a percent of period-end loans	1.55%	1.49%	1.55%	1.49%
Allowance for loan losses to NPAs + accruing loans 90 days past due	40.28%	117.14%	40.28%	117.14%
Provision for loan losses	$24,517	$16,919	$38,343	$25,261
Average Balance Sheet
Total loans	$5,008,838	$4,277,351	$5,048,469	$4,281,342
Securities	1,646,418	1,580,287	1,609,853	1,614,758
Short-term investments	688,648	466,350	750,541	501,688

Earning assets	7,343,904	6,323,988	7,408,863	6,397,788
Allowance for loan losses	(67,901)	(63,027)	(67,041)	(62,681)
Other assets	1,235,552	764,651	1,240,759	769,205

Total assets	$8,511,555	$7,025,612	$8,582,581	$7,104,312

Noninterest bearing deposits	$1,069,795	$955,050	$1,044,470	$934,542
Interest bearing transaction deposits	1,920,797	1,497,395	1,907,968	1,480,194
Interest bearing public fund deposits	1,173,579	1,376,203	1,224,110	1,437,438
Time deposits	2,828,846	1,878,473	2,880,682	1,955,770

Total interest bearing deposits	5,923,222	4,752,071	6,012,760	4,873,402

Total deposits	6,993,017	5,707,121	7,057,230	5,807,944
Other borrowed funds	527,808	573,739	535,515	555,209
Other liabilities	129,595	108,666	132,687	110,963
Common stockholders’ equity	861,135	636,086	857,149	630,196

Total liabilities & common stockholders’ equity	$8,511,555	$7,025,612	$8,582,581	$7,104,312

	June 30,
	2010	2009
	(dollar amounts in thousands)
Period-end Balance Sheet
Commercial/real estate loans	$3,042,654	$2,747,048
Mortgage loans	751,259	405,896
Direct consumer loans	743,118	590,742
Indirect consumer loans	329,658	418,595
Finance company loans	105,513	110,375

Total loans	4,972,202	4,272,656
Loans held for sale	42,769	47,194
Securities	1,686,671	1,596,157
Short-term investments	720,314	490,674

Earning assets	7,421,956	6,406,681
Allowance for loan losses	(77,221)	(63,850)
Other assets	1,155,283	704,484

Total assets	$8,500,018	$7,047,315

Noninterest bearing deposits	$1,050,118	$953,435
Interest bearing transaction deposits	1,930,738	1,457,020
Interest bearing public funds deposits	1,205,874	1,316,740
Time deposits	2,773,841	1,929,033

Total interest bearing deposits	5,910,453	4,702,793

Total deposits	6,960,571	5,656,228
Other borrowed funds	546,343	638,166
Other liabilities	131,822	122,147
Common stockholders’ equity	861,282	630,774

Total liabilities & common stockholders’ equity	$8,500,018	$7,047,315

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollar amounts in thousands)
Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans	$10,537	$12,524	$20,775	$17,060
Mortgage loans	569	199	1,177	376
Direct consumer loans	1,241	1,226	1,849	1,825
Indirect consumer loans	449	717	1,057	1,564
Finance company loans	1,125	1,353	2,314	2,311

Total net charge-offs	$13,921	$16,019	$27,172	$23,136

Net charge-offs to average loans:
Commercial/real estate loans	1.37%	1.86%	1.34%	1.28%
Mortgage loans	0.31%	0.18%	0.32%	0.17%
Direct consumer loans	0.68%	0.82%	0.51%	0.61%
Indirect consumer loans	0.54%	0.68%	0.61%	0.74%
Finance company loans	4.19%	4.87%	4.29%	4.13%
Total net charge-offs to average net loans	1.11%	1.50%	1.09%	1.09%

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollar amounts in thousands)
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans	68.20%	67.64%	68.14%	66.92%
Securities	22.42%	24.99%	21.73%	25.24%
Short-term investments	9.38%	7.37%	10.13%	7.84%

Earning assets	100.00%	100.00%	100.00%	100.00%

Noninterest bearing deposits	14.57%	15.10%	14.10%	14.61%
Interest bearing transaction deposits	26.15%	23.68%	25.75%	23.14%
Interest bearing public funds deposits	15.98%	21.76%	16.52%	22.47%
Time deposits	38.52%	29.71%	38.88%	30.56%

Total deposits	95.22%	90.25%	95.25%	90.78%
Other borrowed funds	7.19%	9.07%	7.23%	8.68%
Other net interest-free funding sources	-2.41%	0.68%	-2.48%	0.54%

Total funding sources	100.00%	100.00%	100.00%	100.00%

Loan mix:
Commercial/real estate loans	61.71%	63.05%	61.76%	62.89%
Mortgage loans	14.87%	10.57%	14.66%	10.49%
Direct consumer loans	14.56%	13.95%	14.53%	14.04%
Indirect consumer loans	6.71%	9.83%	6.89%	9.94%
Finance company loans	2.15%	2.60%	2.16%	2.64%

Total loans	100.00%	100.00%	100.00%	100.00%

Average dollars
Loans	$5,008,838	$4,277,351	$5,048,469	$4,281,342
Securities	1,646,418	1,580,287	1,609,853	1,614,758
Short-term investments	688,648	466,350	750,541	501,688

Earning assets	$7,343,904	$6,323,988	$7,408,863	$6,397,788

Noninterest bearing deposits	$1,069,795	$955,050	$1,044,470	$934,542
Interest bearing transaction deposits	1,920,797	1,497,395	1,907,968	1,480,194
Interest bearing public funds deposits	1,173,579	1,376,203	1,224,110	1,437,438
Time deposits	2,828,846	1,878,473	2,880,682	1,955,770

Total deposits	6,993,017	5,707,121	7,057,230	5,807,944
Other borrowed funds	527,808	573,739	535,515	555,209
Other net interest-free funding sources	(176,921)	43,128	(183,882)	34,635

Total funding sources	$7,343,904	$6,323,988	$7,408,863	$6,397,788

Loans:
Commercial/real estate loans	$3,090,655	$2,696,500	$3,118,049	$2,692,553
Mortgage loans	745,019	452,324	740,176	449,050
Direct consumer loans	729,083	596,725	733,382	601,180
Indirect consumer loans	336,260	420,444	348,047	425,675
Finance company loans	107,821	111,358	108,815	112,884

Total average loans	$5,008,838	$4,277,351	$5,048,469	$4,281,342

The following tables detail the components of our net interest spread and net interest margin.

	Three Months Ended June 30,			Three Months Ended June 30,
	2010			2009
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$39,728	$3,090,655	5.15%	$35,573	$2,696,500	5.29%
Mortgage loans	11,880	745,019	6.38%	6,411	452,324	5.67%
Consumer loans	21,882	1,173,164	7.48%	20,067	1,128,527	7.13%
Loan fees & late charges	259	—	0.00%	188	—	0.00%

Total loans (TE)	73,749	5,008,838	5.90%	62,239	4,277,351	5.83%
US treasury securities	26	11,843	0.88%	46	11,146	1.65%
US agency securities	1,407	206,522	2.72%	1,699	171,430	3.96%
CMOs	2,795	278,198	4.02%	2,110	167,295	5.04%
Mortgage backed securities	11,250	942,548	4.77%	13,052	1,043,590	5.00%
Municipals (TE)	2,933	190,936	6.14%	2,369	160,703	5.90%
Other securities	178	16,371	4.36%	340	26,123	5.20%

Total securities (TE)	18,589	1,646,418	4.52%	19,616	1,580,287	4.97%
Total short-term investments	450	688,648	0.26%	1,198	466,350	1.03%
Average earning assets yield (TE)	$92,788	$7,343,904	5.06%	$83,053	$6,323,988	5.26%
Interest bearing liabilities
Interest bearing transaction deposits	$2,599	$1,920,797	0.54%	$1,966	$1,497,395	0.53%
Time deposits	14,309	2,828,846	2.03%	13,524	1,878,473	2.89%
Public funds	2,492	1,173,579	0.85%	5,213	1,376,203	1.52%

Total interest bearing deposits	19,400	5,923,222	1.31%	20,703	4,752,071	1.75%
Total borrowings	2,468	527,808	1.88%	2,710	573,739	1.89%
Total interest bearing liability cost	$21,868	$6,451,030	1.36%	$23,413	$5,325,810	1.76%
Net interest-free funding sources		892,874			998,178
Total Cost of Funds	$21,868	$7,343,904	1.19%	$23,413	$6,323,988	1.48%
Net Interest Spread (TE)	$70,920		3.70%	$59,640		3.50%
Net Interest Margin (TE)	$70,920	$7,343,904	3.87%	$59,640	$6,323,988	3.78%

	Six Months Ended June 30,			Six Months Ended June 30
	2010			2009
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$82,331	$3,118,049	5.32%	$70,037	$2,692,553	5.24%
Mortgage loans	24,097	740,176	6.51%	12,866	449,050	5.73%
Consumer loans	43,373	1,190,244	7.35%	40,634	1,139,739	7.19%
Loan fees & late charges	487	—	0.00%	533	—	0.00%

Total loans (TE)	150,288	5,048,469	5.99%	124,070	4,281,342	5.83%
US treasury securities	41	11,841	0.69%	96	11,230	1.73%
US agency securities	2,793	184,947	3.02%	4,015	198,565	4.04%
CMOs	4,858	223,468	4.35%	4,418	177,541	4.98%
Mortgage backed securities	23,301	982,197	4.74%	26,422	1,044,659	5.06%
Municipals (TE)	5,424	191,687	5.66%	4,654	157,502	5.91%
Other securities	440	15,714	5.59%	702	25,261	5.56%

Total securities (TE)	36,857	1,609,854	4.58%	40,307	1,614,758	4.99%
Total short-term investments	1,039	750,541	0.28%	3,069	501,688	1.23%
Average earning assets yield (TE)	$188,184	$7,408,864	5.11%	$167,446	$6,397,788	5.26%
Interest bearing liabilities
Interest bearing transaction deposits	$5,102	$1,907,968	0.54%	$4,052	$1,480,194	0.55%
Time deposits	31,847	2,880,682	2.23%	30,230	1,955,770	3.12%
Public funds	5,734	1,224,110	0.94%	11,775	1,437,438	1.65%

Total interest bearing deposits	42,683	6,012,760	1.43%	46,057	4,873,402	1.91%
Total borrowings	4,985	535,515	1.88%	5,358	555,209	1.95%
Total interest bearing liability cost	$47,668	$6,548,275	1.47%	$51,415	$5,428,611	1.91%
Net interest-free funding sources		860,588			969,177
Total Cost of Funds	$47,668	$7,408,863	1.30%	$51,415	$6,397,788	1.62%
Net Interest Spread (TE)	$140,516		3.64%	$116,031		3.35%
Net Interest Margin (TE)	$140,516	$7,408,863	3.81%	$116,031	$6,397,788	3.64%

LIQUIDITY

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $701.7 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $148.5 million.

We have FHLB advances of $10 million due September 13, 2010 at a fixed rate of 3.1625% and $10 million due September 12, 2011 at a fixed rate 3.455%.

The following liquidity ratios at June 30, 2010 and December 31, 2009 compare certain assets and liabilities to total deposits or total assets:

	June 30, 2010	December 31, 2009
Total securities to total deposits	24.23%	22.39%
Total loans (net of unearned income) to total deposits	71.43%	71.07%
Interest-earning assets to total assets	87.32%	86.91%
Interest-bearing deposits to total deposits	84.91%	85.08%

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

CAPITAL RESOURCES

We continue to be well capitalized. The ratios as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Common equity (period-end) as a percent of total assets (period-end)	10.13%	9.63%
Regulatory ratios:
Total capital to risk-weighted assets (1)	16.09%	13.04%
Tier 1 capital to risk-weighted assets (2)	14.84%	11.99%
Leverage capital to average total assets (3)	9.06%	10.60%

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

BALANCE SHEET ANALYSIS

Goodwill

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with FASB authoritative guidance, goodwill is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Management reviews goodwill for impairment based on our primary reporting segments. We analyze goodwill using market capitalization to book value comparison. The last test was conducted as of September 30, 2009. No impairment charges were recognized as of June 30, 2010. The carrying amount of goodwill was $61.6 million as of June 30, 2010 and $62.3 million as of December 31, 2009.

Earnings Assets

Earning assets serve as the primary revenue streams for us and are comprised of securities, loans, federal funds sold, and other short-term investments. At June 30, 2010, average earning assets were $7.4 billion, or 86.3% of total assets, compared with $6.4 billion or 90% of total assets at June 30, 2009. The $1.0 billion, or 15.8%, increase resulted mostly from an increase in the loan portfolios due to the acquisition of Peoples First in the fourth quarter of 2009.

Securities

Our investment in securities was $1.7 billion at June 30, 2010 and $1.6 billion at December 31, 2009. The vast majority of securities in our portfolio are U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, we invest only in high quality securities of investment grade quality and with a target duration, for the overall portfolio, generally between two to five years. Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of Mississippi, Louisiana, Florida or Alabama counties, parishes and municipalities.

Loans

We held $5.0 billion in loans at June 30, 2010 and $5.1 billion at December 31, 2009. Our primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. Each loan file is reviewed by the Bank’s loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality. At June 30, 2010, our average total loans were $5.0 billion, compared to $4.3 billion at June 30, 2009. The $0.8 million, or 17.9%, increase resulted from our acquisition of Peoples First in the fourth quarter of 2009. Commercial and real estate loans comprised 61.8% of the average loan portfolio at June 30, 2010 compared to 62.9% at June 30, 2009. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations.

Other Earning Assets

Federal funds sold, interest-bearing deposits in banks, and other short-term investments averaged $750.5 million at June 30, 2010, compared to $497.0 million at December 31, 2009 and compared to $501.7 million at June 30, 2009. The increase of $248.9 million, or 49.6%, from prior year quarter was caused by an increase of $550.4 million in interest-bearing deposits in banks that was offset by a decrease of $293.4 million in other short-term investments and a decrease in fed funds sold of $8.2 million. We utilize these products as a short-term investment alternative whenever we have excess liquidity.

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

Deposits

Total deposits were $7.0 billion at June 30, 2010 and $7.2 billion at December 31, 2009. Average interest bearing deposits at June 30, 2010 were $6.0 billion, an increase of $1.1 billion, or 23.4%, over June 30, 2009. The increase was primarily attributable to our Peoples First acquisition in the fourth quarter of 2009. We continue to see positive results in retaining deposits for our acquired Peoples First deposit relationships. We have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. We traditionally price our deposits to position competitively within the local market. Deposit flows are controlled primarily through pricing, and to a certain extent, through promotional activities.

Borrowings

Our borrowings consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and other borrowings. Total borrowings at June 30, 2010 were $533.7 million compared to $516.2 million at December 31, 2009. The increase of $17.5 million, or 3.4%, was primarily in securities sold under agreements to repurchase.

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

At June 30, 2010, we had $872.9 million in unused loan commitments outstanding, of which approximately $643.1 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At June 30, 2010, we had $99.9 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at June 30, 2010 according to expiration date.

	Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Commitments to extend credit	$872,935	$505,219	$109,710	$54,297	$203,709
Letters of credit	99,856	47,939	29,437	22,480	—

Total	$972,791	$553,158	$139,147	$76,777	$203,709

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

Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of June 30, 2010, the effective duration of the securities portfolio was 1.89 years. A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 2.59 years, while a reduction in rates of 100 basis points would result in an effective duration of 0.86 years.

In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at June 30, 2010 indicate that we are liability sensitive as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
-100	-4.99%
Stable	0.00%
+100	1.59%

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

Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

We are continuing to monitor the oil spill in the Gulf of Mexico. We are assessing how this situation may impact our customers and the areas in which they operate. This quarter, we have established a specific reserve for potential losses of $5.2 million. Still, much of the ultimate impact related this to event is still unknown, including the economic consequences of any deepwater drilling moratorium. We do expect there to be a significant and potentially lasting impact to the coastal regions in the four U.S. states (Louisiana, Mississippi, Alabama, and Florida) that comprise our footprint.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business. Among other requirements, the Dodd-Frank Act includes provisions affecting corporate governance and executive compensation at all publicly-traded companies; provisions that would broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated. These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

There have been no other material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the six months ended June 30, 2010.

Item 4.	Reserved.

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/S/ CARL J. CHANEY
Carl J. Chaney
President & Chief Executive Officer

/S/ JOHN M. HAIRSTON
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/S/ MICHAEL M. ACHARY
Michael M. Achary
Chief Financial Officer

Date:	August 5, 2010

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data