Form 10-Q
period 2010-09-30
HANCOCK HOLDING CO
filed 2010-11-04
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

36,889,297 common shares were outstanding as of October 31, 2010 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1.	Financial Statements

Hancock Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Cash and due from banks (non-interest bearing)	$175,633	$204,714
Interest-bearing deposits with other banks	430,401	582,081
Federal funds sold	112	410
Other short-term investments	144,993	214,771
Securities available for sale, at fair value (amortized cost of $1,553,150 and $1,566,403)	1,619,869	1,611,327
Loans held for sale	54,201	36,112
Loans	4,919,071	5,127,339
Less: allowance for loan losses	(79,725)	(66,050)
unearned income	(11,374)	(13,164)

Loans, net	4,827,972	5,048,125
Property and equipment, net of accumulated depreciation of $123,066 and $113,967	211,287	203,133
Other real estate, net	31,206	13,786
Accrued interest receivable	29,849	35,468
Goodwill	61,631	62,277
Other intangible assets, net	14,108	16,546
Life insurance contracts	156,935	151,355
FDIC loss share receivable	327,037	325,606
Other assets	154,128	191,372

Total assets	$8,239,362	$8,697,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,092,452	$1,073,341
Interest-bearing savings, NOW, money market and time	5,616,346	6,122,471

Total deposits	6,708,798	7,195,812
Federal funds purchased	3,200	250
Securities sold under agreements to repurchase	513,239	484,457
FHLB borrowings	10,229	30,805
Long-term notes	423	671
Deferred tax liability, net	5,003	7,116
Other liabilities	132,690	140,309

Total liabilities	7,373,582	7,859,420
Stockholders’ Equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 36,883,434 and 36,840,453 issued and outstanding, respectively	122,822	122,679
Capital surplus	262,181	257,643
Retained earnings	462,760	454,343
Accumulated other comprehensive gain, net	18,017	2,998

Total stockholders’ equity	865,780	837,663

Total liabilities and stockholders’ equity	$8,239,362	$8,697,083

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$69,169	$61,146	$214,822	$180,471
Securities - taxable	14,545	16,643	47,317	53,669
Securities - tax exempt	1,302	1,099	3,957	3,232
Federal funds sold	—	—	28	5
Other investments	382	870	1,393	3,934

Total interest income	85,398	79,758	267,517	241,311

Interest expense:
Deposits	16,147	19,205	58,831	65,262
Federal funds purchased and securities sold under agreements to repurchase	2,406	2,731	7,293	8,064
Long-term notes and other interest expense	23	68	120	94

Total interest expense	18,576	22,004	66,244	73,420

Net interest income	66,822	57,754	201,273	167,891
Provision for loan losses, net	16,258	13,495	54,601	38,756

Net interest income after provision for loan losses	50,564	44,259	146,672	129,135

Noninterest income:
Service charges on deposit accounts	11,332	11,795	35,148	33,540
Other service charges, commissions and fees	16,869	14,248	49,012	42,619
Securities gains, net	—	61	—	61
Other income	7,007	4,304	17,722	17,748

Total noninterest income	35,208	30,408	101,882	93,968

Noninterest expense:
Salaries and employee benefits	35,890	29,113	106,036	88,590
Net occupancy expense	5,657	5,144	17,827	15,215
Equipment rentals, depreciation and maintenance	2,496	2,397	7,863	7,514
Amortization of intangibles	656	354	2,078	1,064
Other expense	23,361	18,741	74,198	57,430

Total noninterest expense	68,060	55,749	208,002	169,813

Net income before income taxes	17,712	18,918	40,552	53,290
Income tax expense	2,859	3,700	5,365	10,295

Net income	$14,853	$15,218	$35,187	$42,995

Basic earnings per share	$0.40	$0.48	$0.95	$1.35

Diluted earnings per share	$0.40	$0.47	$0.94	$1.34

Dividends paid per share	$0.24	$0.24	$0.72	$0.72

Weighted avg. shares outstanding-basic	36,880	31,857	36,864	31,828

Weighted avg. shares outstanding-diluted	36,994	32,058	37,052	32,003

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
	Shares	Amount
Balance, January 1, 2009	31,769,679	$105,793	$101,210	$411,579	$(9,083)	$609,499
Comprehensive income
Net income per consolidated statements of income	—	—	—	42,995	—	42,995
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	1,360	1,360
Net change in fair value of securities available for sale, net of tax	—	—	—	—	19,314	19,314

Comprehensive income						63,669
Cash dividends declared ($0.72 per common share)	—	—	—	(23,099)	—	(23,099)
Common stock issued, long-term incentive plan, including income tax benefit of $390	106,896	356	1,968	—	—	2,324
Compensation expense, long-term incentive plan	—	—	2,359	—	—	2,359

Balance, September 30, 2009	31,876,575	$106,149	$105,537	$431,475	$11,591	$654,752

Balance, January 1, 2010	36,840,453	$122,679	$257,643	$454,343	$2,998	$837,663
Comprehensive income
Net income per consolidated statements of income	—	—	—	35,187	—	35,187
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	1,190	1,190
Net change in fair value of securities available for sale, net of tax	—	—	—	—	13,829	13,829

Comprehensive income						50,206
Cash dividends declared ($0.72 per common share)	—	—	—	(26,770)	—	(26,770)
Common stock issued, long-term incentive plan, including income tax benefit of $223	42,981	143	1,508	—	—	1,651
Compensation expense, long-term incentive plan	—	—	3,030	—	—	3,030

Balance, September 30, 2010	36,883,434	$122,822	$262,181	$462,760	$18,017	$865,780

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,187	$42,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,195	11,873
Provision for loan losses	54,601	38,756
Loss in connection with other real estate owned	1,255	493
Deferred tax benefit	(10,790)	(176)
Increase in cash surrender value of life insurance contracts	(5,580)	(4,820)
Gain on sales/paydowns of securities available for sale, net	—	(61)
Gain on sale or disposal of other assets	(294)	(1,689)
Gain on sale of loans held for sale	(1,375)	(483)
Discount accretion on acquired FHLB borrowings	(576)	—
Net amortization of securities premium/discount	4,646	221
Amortization of intangible assets	2,177	1,194
Stock-based compensation expense	3,030	2,359
Decrease in other liabilities	(4,819)	(31,124)
Increase in FDIC Indemnification Asset	(1,431)	—
Decrease (increase) in other assets	42,924	(7,723)
Proceeds from sale of loans held for sale	831,760	286,142
Originations of loans held for sale	(837,266)	(297,238)
Excess tax benefit from share based payments	(223)	(390)
Other, net	(59)	654

Net cash provided by operating activities	123,362	40,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in interest-bearing time deposits	151,680	(4,936)
Proceeds from sales of securities available for sale	—	7,643
Proceeds from maturities of securities available for sale	484,977	503,571
Purchases of securities available for sale	(476,655)	(303,287)
Proceeds from maturities of short term investments	825,000	1,444,998
Purchase of short term investments	(754,937)	(1,438,774)
Net decrease in federal funds sold	298	175,125
Net decrease (increase) in loans	106,311	(49,409)
Purchases of property and equipment	(18,187)	(5,969)
Proceeds from sales of property and equipment	423	2,686
Proceeds from sales of other real estate	29,296	4,930

Net cash provided by investing activities	348,206	336,578

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(487,014)	(510,782)
Net increase in federal funds purchased and securities sold under agreements to repurchase	31,732	50,362
Proceeds from issuance of short-term notes	—	985,444
Repayments of short-term notes	(20,000)	(938,444)
Repayments of long-term notes	(248)	(174)
Dividends paid	(26,770)	(23,099)
Proceeds from exercise of stock options	1,428	1,934
Excess tax benefit from stock option exercises	223	390

Net cash (used in) financing activities	(500,649)	(434,369)

NET DECREASE IN CASH AND DUE FROM BANKS	(29,081)	(56,808)
CASH AND DUE FROM BANKS, BEGINNING	204,714	199,775

CASH AND DUE FROM BANKS, ENDING	$175,633	$142,967

SUPPLEMENTAL INFORMATION:
Restricted stock issued to employees of Hancock	$583	$128
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$49,010	$12,521
Financed sale of foreclosed property	475	2,649
Transfers from loans to loans held for sale	10,876	—

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at September 30, 2010 and December 31, 2009.

	As of September 30, 2010
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$118,268	$—	$118,268
Debt securities issued by states of the United
States and political subdivisions of the states	—	196,174	196,174
Corporate debt securities	15,640	—	15,640
Residential mortgage-backed securities	—	889,163	889,163
Collateralized mortgage obligations	—	400,522	400,522
Equity securities	203	—	203
Short-term investments	144,993	—	144,993
Loans carried at fair value	—	37,560	37,560

Total assets	$279,104	$1,523,419	$1,802,523

Liabilities
Swaps	$—	$3,963	$3,963

Total Liabilities	$—	$3,963	$3,963

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

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the above table. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens or based on recent sales activity for similar assets in the property’s market. Other real estate owned are level 2 properties recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values are determined by sales agreement or appraisal. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market. The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis at September 30, 2010 and December 31, 2009.

	As of September 30, 2010
	Level 1	Level 2	Net Balance
Assets
Impaired loans	$—	$115,462	$115,462
Other real estate owned	—	31,206	31,206

Total assets	—	$146,668	$146,668

	As of December 31, 2009
	Level 1	Level 2	Total Balance
Assets
Impaired loans	$—	$122,610	$122,610
Other real estate owned	—	13,786	13,786

Total assets	$—	$136,396	$136,396

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

Accrued Interest Receivable and Accrued Interest Payable - The carrying amounts are a reasonable estimate of their fair values.

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

Securities Sold under Agreements to Repurchase, FHLB Borrowings and Federal Funds Purchased - For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Notes - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The fair value is estimated by discounting the future contractual cash flows using current market rates at which similar notes over the same remaining term could be obtained.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$751,139	$751,139	$1,001,976	$1,001,976
Securities	1,619,869	1,619,869	1,611,327	1,611,327
Loans, net of unearned income	4,961,898	5,013,262	5,150,287	5,263,246
Accrued interest receivable	29,849	29,849	35,468	35,468
Financial liabilities:
Deposits	$6,708,798	$6,762,557	$7,195,812	$7,241,363
Federal funds purchased	3,200	3,200	250	250
Securities sold under agreements to repurchase	513,239	513,239	484,457	484,457
FHLB Borrowings	10,229	10,229	30,805	30,805
Long-term notes	423	423	671	671
Accrued interest payable	3,531	3,531	4,824	4,824

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Loans and Allowance for Loan Losses

Loans, net of unearned income, totaled $4.9 billion at September 30, 2010 compared to $5.1 billion at December 31, 2009. The Company also held $54.2 million and $36.1 million in loans held for sale at September 30, 2010 and December 31, 2009, respectively, carried at lower of cost or fair value. At June 30, 2010, the Company transferred $10.6 million of credit card loans to loans held for sale. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a nonaccrual status. For such period as a loan is in nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status. Nonaccrual loans, restructured loans, and foreclosed assets, which make up total non-performing assets, were $175.5 million and $99.8 million and amounted to approximately 3.55% and 1.97% of total loans at September 30, 2010 and December 31, 2009, respectively.

Included in nonaccrual loans is $9.1 million in restructured commercial loans. Total restructured loans for the period were $10.7 million. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. The concessions involve paying interest only for a period of 6 to 12 months. Hancock does not typically lower the interest rate or forgive principal or interest as part of the loan modification. There have been no commitments to lend additional funds to any borrowers whose loans have been restructured. Troubled debt restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. The evaluation of the borrower’s financial condition and prospects include consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status. A sustained period of repayment performance generally would be a minimum of six months and would involve payments of cash or cash equivalents. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.

The amount of interest that would have been recognized on nonaccrual loans for the three and nine months ended September 30, 2010 was approximately $2.0 million and $5.1 million, respectively. Interest recovered on nonaccrual loans that were recorded in net income for the three and nine months ended September 30, 2010 was $0.6 million and $0.8 million, respectively.

The following table presents information on loans evaluated for possible impairment loss:

	September 30, 2010	December 31, 2009
	(In thousands)
Impaired loans
Requiring a loss allowance	$41,745	$38,839
Not requiring a loss allowance	83,944	93,693

Total recorded investment in impaired loans	125,689	132,532

Impairment loss allowance required	$10,227	$10,972

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Balance of allowance for loan losses at beginning of period	$77,221	$63,850	$66,050	$61,725
Provision for loan losses, net	16,258	13,495	54,601	38,756
Loans charged-off:
Commercial, real estate and mortgage	12,690	10,691	35,898	28,481
Direct and indirect consumer	1,911	2,028	5,479	5,712
Finance company	1,578	1,355	4,396	4,078
Demand deposit accounts	307	688	871	1,912

Total charge-offs	16,486	14,762	46,644	40,183

Recoveries of loans previously charged-off:
Commercial, real estate and mortgage	1,876	338	3,132	692
Direct and indirect consumer	538	472	1,403	1,334
Finance company	210	203	714	615
Demand deposit accounts	108	254	469	911

Total recoveries	2,732	1,267	5,718	3,552

Net charge-offs	13,754	13,495	40,926	36,631

Balance of allowance for loan losses at end of period	$79,725	$63,850	$79,725	$63,850

Changes in the carrying amount of covered acquired loans and accretable yield for loans receivable at September 30, 2010 are presented in the following table (in thousands):

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Net Accretable Discount	Carrying Amount of Loans	Net Accretable Discount	Carrying Amount of Loans
	(In thousands)		(In thousands)
Balance at beginning of period	$285,675	$863,446	$315,782	$950,430
Payments received, net	—	(33,329)	—	(150,420)
Accretion	(11,920)	11,920	(42,027)	42,027

Balance at end of period	$273,755	$842,037	$273,755	$842,037

The carrying value of loans receivable with deterioration of credit quality accounted for using the cost recovery method was $54.5 million at September 30, 2010, and at December 31, 2009. Each of these loans is on nonaccrual status. Loans with deterioration of credit quality that have an accretable difference are not included in nonperforming balances even though the customer may be contractually past due. These loans will accrete interest income over the remaining life of the loan. There was no provision for loan loss recognized for purchased loans during the three months ended September 30, 2010.

The unpaid principal balance for purchased loans was $1,239 million and $1,462 million at September 30, 2010, and December 31, 2009, respectively.

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

Following is a summary of the information used in the computation of earnings per common share (in thousands), using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income to common shareholders	$14,853	$15,218	$35,187	$42,995
Net income allocated to participating securities - basic and diluted	58	47	174	142

Net income allocated to common shareholders - basic and diluted	$14,795	$15,171	$35,013	$42,853

Denominator:
Weighted-average common shares - basic	36,880	31,857	36,864	31,828
Dilutive potential common shares	114	201	188	175

Weighted average common shares - diluted	36,994	32,058	37,052	32,003

Earnings per common share:
Basic	$0.40	$0.48	$0.95	$1.35
Diluted	$0.40	$0.47	$0.94	$1.34

There were no anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2010 and September 30, 2009.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Share-Based Payment Arrangements

Stock Option Plans

Hancock maintains incentive compensation plans that incorporate share-based compensation. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in note 11 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. No options were granted in the first nine months of 2010.

A summary of option activity under the plans for the nine months ended September 30, 2010, and changes during the nine months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	1,000,249	$35.15	6.3
Granted	—	$—
Exercised	(40,702)	$25.50		$645
Forfeited or expired	(4,956)	$—

Outstanding at September 30, 2010	954,591	$35.53	5.7	$1,239

Exercisable at September 30, 2010	601,240	$32.92	4.4	$1,239

Share options expected to vest	353,351	$39.96	8.0	$—

The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $0.6 million and $1.1 million, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2010	688,370	$24.19
Granted	30,488	$40.17
Vested	(79,441)	$20.62
Forfeited	(9,263)	$34.33

Nonvested at September 30, 2010	630,154	$25.32

As of September 30, 2010, there was $9.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares which vested during the nine months ended September 30, 2010 and 2009 was $1.6 million and $1.9 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Retirement Plans

Net periodic benefits cost includes the following components for the three and nine months ended September 30, 2010 and 2009:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$875	$777	$31	$28
Interest cost	1,308	1,208	139	142
Expected return on plan assets	(1,162)	(968)	—	—
Amortization of prior service cost	—	—	(14)	(13)
Amortization of net loss	571	662	76	74
Amortization of transition obligation	—	—	2	1

Net periodic benefit cost	$1,592	$1,679	$234	$232

	Pension Benefits		Other Post-retirement Benefits
	Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$2,625	$2,330	$93	$85
Interest cost	3,925	3,625	417	424
Expected return on plan assets	(3,485)	(2,904)	—	—
Amortization of prior service cost	—	—	(40)	(40)
Amortization of net loss	1,711	1,986	227	222
Amortization of transition obligation	—	—	4	4

Net periodic benefit cost	$4,776	$5,037	$701	$695

The Company anticipates that it will contribute $6.7 million to its pension plan and approximately $1.3 million to its post-retirement benefits in 2010. During the first nine months of 2010, the Company contributed approximately $5.0 million to its pension plan and approximately $1.0 million for post-retirement benefits.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Other Service Charges, Commission and Fees, and Other Income

Components of other service charges, commission and fees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Trust fees	$4,138	$4,008	$12,391	$11,189
Credit card merchant discount fees	3,649	2,845	11,173	8,309
Income from insurance operations	3,535	3,526	10,688	11,026
Investment and annuity fees	2,906	2,007	7,848	6,559
ATM fees	2,641	1,862	6,912	5,536

Total other service charges, commissions and fees	$16,869	$14,248	$49,012	$42,619

Components of other income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Secondary mortgage market operations	$2,569	$1,482	$5,737	$4,467
Income from bank owned life insurance	1,419	1,322	4,096	4,591
Appraisal fee income	180	227	549	645
Letter of credit fees	377	343	1,009	1,015
(Loss)/gain on sale of property and equipment	(1)	14	294	1,374
Other	2,463	916	6,037	5,656

Total other income	$7,007	$4,304	$17,722	$17,748

8. Other Expense

Components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Data processing expense	$5,478	$4,660	$17,998	$13,999
Postage and communications	3,103	2,313	8,326	6,239
Ad valorem and franchise taxes	707	780	2,736	2,313
Legal and professional services	3,698	2,749	11,703	7,866
Stationery and supplies	467	490	1,824	1,398
Advertising	2,269	1,301	5,807	3,729
Deposit insurance and regulatory fees	2,969	2,335	8,507	10,279
Training expenses	99	116	432	295
Other fees	868	913	2,746	2,909
Annuity expense	83	183	457	649
Claims paid	295	330	1,011	907
Other expense	3,325	2,571	12,651	6,847

Total other expense	$23,361	$18,741	$74,198	$57,430

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Income Taxes

There were no material uncertain tax positions as of September 30, 2010 and December 31, 2009. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The interest accrual is considered immaterial to the Company’s consolidated balance sheet as of September 30, 2010 and December 31, 2009.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2007.

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

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

10. Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Three Months Ended September 30, 2010
	MS	LA	AL	Other	Eliminations	Consolidated
Interest income	$46,206	$32,747	$2,297	$5,381	$(1,233)	$85,398
Interest expense	13,211	4,972	479	1,031	(1,117)	18,576

Net interest income	32,995	27,775	1,818	4,350	(116)	66,822
Provision for loan losses	6,667	7,491	389	1,711	—	16,258
Noninterest income	16,722	11,134	501	6,865	(14)	35,208
Depreciation and amortization	2,199	656	80	207	—	3,142
Other noninterest expense	34,828	20,231	1,587	8,302	(30)	64,918

Net income before income taxes	6,023	10,531	263	995	(100)	17,712
Income tax expense (benefit)	(322)	2,544	69	568	—	2,859

Net income (loss)	$6,345	$7,987	$194	$427	$(100)	$14,853

Total assets	$5,251,092	$2,853,320	$184,905	$1,143,518	$(1,193,473)	$8,239,362

Total interest income from affiliates	$1,113	$—	$—	$120	$(1,233)	$—
Total interest income from external customers	$45,093	$32,747	$2,297	$5,261	$—	$85,398

	Three Months Ended September 30, 2009
	MS	LA	AL	Other	Eliminations	Consolidated
Interest income	$39,003	$34,282	$2,184	$5,879	$(1,590)	$79,758
Interest expense	14,618	6,929	657	1,275	(1,475)	22,004

Net interest income	24,385	27,353	1,527	4,604	(115)	57,754
Provision for loan losses	6,741	3,496	1,934	1,324	—	13,495
Noninterest income	12,639	11,456	572	5,750	(9)	30,408
Depreciation and amortization	2,693	857	78	130	—	3,758
Other noninterest expense	23,464	20,692	1,154	6,706	(25)	51,991

Net income before income taxes	4,126	13,764	(1,067)	2,194	(99)	18,918
Income tax expense (benefit)	(611)	3,911	(391)	791	—	3,700

Net income (loss)	$4,737	$9,853	$(676)	$1,403	$(99)	$15,218

Total assets	$4,027,553	$2,836,119	$168,974	$910,594	$(1,138,190)	$6,805,050

Total interest income from affiliates	$1,590	$—	$—	$—	$(1,590)	$—
Total interest income from external customers	$37,413	$34,282	$2,184	$5,879	$—	$79,758

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

10. Segment Reporting (continued)

	Nine Months Ended September 30, 2010
	MS	LA	AL	Other	Eliminations	Consolidated
Interest income	$148,483	$99,449	$6,692	$16,681	$(3,788)	$267,517
Interest expense	47,968	16,795	1,662	3,261	(3,442)	66,244

Net interest income	100,515	82,654	5,030	13,420	(346)	201,273
Provision for loan losses	29,138	17,229	3,771	4,463	—	54,601
Noninterest income	48,419	32,224	1,444	19,856	(61)	101,882
Depreciation and amortization	6,998	2,335	241	621	—	10,195
Other noninterest expense	107,671	60,688	4,504	25,053	(109)	197,807

Net income before income taxes	5,127	34,626	(2,042)	3,139	(298)	40,552
Income tax expense (benefit)	(3,428)	9,003	(781)	571	—	5,365

Net income (loss)	$8,555	$25,623	$(1,261)	$2,568	$(298)	$35,187

Total assets	$5,251,092	$2,853,320	$184,905	$1,143,518	$(1,193,473)	$8,239,362

Total interest income from affiliates	$3,415	$9	$2	$362	$(3,788)	$—
Total interest income from external customers	$145,068	$99,440	$6,690	$16,319	$—	$267,517

	Nine Months Ended September 30, 2009
	MS	LA	AL	Other	Eliminations	Consolidated
Interest income	$117,556	$104,023	$6,180	$18,203	$(4,651)	$241,311
Interest expense	48,659	23,164	2,128	3,775	(4,306)	73,420

Net interest income	68,897	80,859	4,052	14,428	(345)	167,891
Provision for loan losses	15,889	12,745	5,786	4,336	—	38,756
Noninterest income	41,454	31,598	1,190	19,753	(27)	93,968
Depreciation and amortization	8,642	2,601	233	396	—	11,872
Other noninterest expense	70,443	61,951	3,975	21,646	(74)	157,941

Net income before income taxes	15,377	35,160	(4,752)	7,803	(298)	53,290
Income tax expense (benefit)	(386)	9,514	(1,715)	2,882	—	10,295

Net income (loss)	$15,763	$25,646	$(3,037)	$4,921	$(298)	$42,995

Total assets	$4,027,553	$2,836,119	$168,974	$910,594	$(1,138,190)	$6,805,050

Total interest income from affiliates	$4,639	$—	$—	$12	$(4,651)	$—
Total interest income from external customers	$112,917	$104,023	$6,180	$18,191	$—	$241,311

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

11. New Accounting Pronouncements

In October, 2010, the Financial Accounting Standards Board (FASB) issued guidance on accounting for costs associated with acquiring or renewing insurance contracts. The objective is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The accounting update specifies which costs incurred in the acquisition of new and renewal contracts should be capitalized. The guidance is effective for fiscal years beginning after December 15, 2011. While the guidance is required to be applied prospectively upon adoption, retrospective application is also permitted (to all prior periods presented). Early adoption is also permitted, but only at the beginning of an entity’s annual reporting period. This guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In July, 2010, the FASB issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The new guidance enhances disclosures to provide information for both the finance receivables and the related allowance for credit losses at disaggregated levels presented by portfolio segment which is the level an entity determines its allowance for credit losses and class which is defined as a group of receivables determined based on measurement basis, risk characteristics and the entity’s method for monitoring and assessing credit risk. A rollforward schedule by portfolio segment of the allowance for credit losses and the related ending balance of finance receivables with significant purchases and sales of finance receivables will be required. The following disclosures are required to be presented by class: credit quality of the financing receivables portfolio at the end of the reporting period; the aging of past due financing receivables at the end of the period; the nature and the extent of troubled debt restructurings that occurred during the period and their impact of the allowance for credit losses; the nature and extent of troubled debt restructurings that occurred within the last year that have defaulted in the current reporting period and their impact on the allowance for credit losses; the nonacrrual status of financing receivables; and impaired financing receivables. The new disclosures of information as of the end of the reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the guidance, such as the allowance rollforward and modification disclosures will be required for periods beginning after December 15, 2010. The new disclosure requirements will have no impact on the Company’s financial condition or results of operations.

In May 2010, the FASB issued guidance on receivables regarding the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset. Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This guidance is effective prospectively for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. This guidance did not have a material impact on the Company’s financial condition or results of operations.

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

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

11. New Accounting Pronouncements (continued)

In January 2010, the FASB issued guidance on fair value measurements and disclosures that requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies the requirements of reporting fair value measurement for each class of assets and liabilities and clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities based on the nature and risks of the investments. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in level 3 fair value measurements which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the guidance did not have a material impact on the Company’s financial condition or results of operations and the adoption of the additional disclosures of level 3 fair value measurements is not expected to have a material impact on the Company’s financial condition or results of operations.

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

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At September 30, 2010, we had total assets of $8.2 billion and employed 2,235 persons on a full-time equivalent basis.

RESULTS OF OPERATIONS

Our third quarter 2010 net income was $14.9 million, an increase of $8.4 million, or 129%, compared to the second quarter of 2010 and a decrease of $0.4 million, or 2.4%, from the third quarter of 2009. Diluted earnings per share were $0.40, an increase of $0.23, or 135%, compared to the second quarter of 2010 and a decrease of $0.08, or 17%, from the same quarter a year ago. Return on average assets for the third quarter of 2010 was 0.70% compared to 0.31% in the second quarter of 2010 and compared to 0.87% for the third quarter of 2009. Our 2010 results include the impact of our common stock offering and acquisition of Peoples First Community Bank (Peoples First), both of which were completed in the fourth quarter of 2009.

The most significant driver of the Company’s improved earnings from last quarter was reflected in an $8.3 million reduction in the provision for loan losses. The lower provision resulted from the absence of any need to add to last quarter’s specific reserve related to the Gulf Oil Spill ($5.2 million) and also a lower level of required reserve build related to the Company’s loan portfolio ($2.5 million this quarter versus $5.4 million last quarter). The lower level of required reserve build is due to a lower level of delinquencies. The Company also reduced operating expenses $4.1 million, or 5.6%, from last quarter, with much of that improvement related to the absence of second quarter nonrecurring merger costs related to the Peoples First acquisition, as well as on-going expense efficiencies.

Net charge-offs for 2010’s third quarter were $13.8 million, or 1.10% of average loans, slightly down from the $13.9 million, or 1.11% of average loans reported in the second quarter of 2010, and slightly up from the $13.5 million, or 1.24% of average loans, reported for the third quarter of 2009. Non-performing assets as a percent of total loans and foreclosed assets were 3.55% (2.63% excluding Peoples First) at September 30, 2010, compared to 3.89% at June 30, 2010, but were up from 1.06% at September 30, 2009. Non-performing assets (which includes nonaccrual loans, restructured loans and foreclosed assets) decreased $19.6 million from June 30, 2010, but increased $130 million from September 30, 2009, mostly due to the acquisition of Peoples First. Loans 90 days past due or greater (accruing) as a percent of period-end loans decreased 3 basis points from September 30, 2009 to 0.15% at September 30, 2010. We recorded a provision for loan losses for the third quarter of $16.3 million, a decrease of $8.3 million from the second quarter of 2010 and an increase of $2.8 million from the third quarter of 2009. Our allowance for loan losses was $79.7 million at September 30, 2010, an increase of $2.5 million from June 30, 2010 and an increase of $15.9 million from September 30, 2009. The ratio of the allowance for loan losses as a percent of period-end loans was 1.62% at September 30, 2010, compared to 1.55% at June 30, 2010, and compared to 1.50% at September 30, 2009.

Total assets at September 30, 2010 were $8.2 billion, down from $8.70 billion at December 31, 2009. Compared to September 30, 2009, total assets increased $1.4 billion, or 21%. Period-end loans were down $206.5 million, or 4.0% from December 31, 2009, and were up $655.5 million, or 15%, from the same quarter a year ago. Period-end deposits decreased $487.0 million, or 7% from December 31, 2009, and increased $1.3 billion, or 24%, from September 30, 2009. The increases in period-end loans and period-end deposits, compared to September 30, 2009, were primarily due to the acquisition of Peoples First. We also remain very well capitalized with total equity of $865.8 million at September 30, 2010, up $28.1 million, or 3% from December 31, 2009 and up $211.0 million, or 32%, from September 30, 2009.

Net Interest Income

Net interest income (taxable equivalent or te) for the third quarter increased $9.0 million, or 15%, while the net interest margin (te) of 3.85% was 1 basis point narrower than the same quarter a year ago. Growth in average earning assets was strong compared to the same quarter a year ago with an increase of $929.2 million, or 15%, mostly reflected in higher average loans (up $674.3 million, or 16%) and was due primarily to the fourth quarter 2009 acquisition of Peoples First.

Provision for Loan Losses

The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with our loan portfolio. There was no provision for loan losses recorded on purchased loans for the period ended September 30, 2010. We recorded a provision for loan losses of $16.3 million in the third quarter which is a $2.8 million, or 20%, increase in the provision for loan losses compared to $13.5 million for the quarter ended September 30, 2009. This increase was necessary to adjust the allowance to the level dictated by our reserving methodologies. The provision remains elevated due to the ongoing stress on commercial real estate values. In addition, we added an additional $5.2 million specific reserve due to the Gulf Oil Spill in the second quarter of 2010 based on a detailed review of potentially impacted credits. While no increase in this specific reserve was necessary in the third quarter, we are continuing to monitor the impact the Gulf Oil Spill is having on our affected markets.

Allowance for Loan Losses and Asset Quality

At September 30, 2010, the allowance for loan losses was $79.7 million compared with $66.1 million at December 31, 2009, an increase of $13.6 million. The increase in the allowance for loan losses through the first nine months of 2010 is primarily attributed to an additional $5.2 million provision designated to the 2010 Gulf Oil Spill based on detailed review of potentially impacted credits. In addition, an increased estimated provision of $5.4 million was added for specific reserve analysis for those loans considered impaired under FAS 114 and $3.0 million was added for loans that are considered non-impaired under FAS 5. We do not offer subprime home mortgage loans, and therefore, our increased reserve is not associated with those high risk loans. The only higher risk loans we offer are through our finance company but those loans are immaterial to our loan portfolio. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses. Within the allowance for loan losses modeling, adequate segregation of geographic and specific loan types are documented and analyzed for appropriate risk metrics. We maintain a continuous credit quality policy that establishes acceptable loan-to-value thresholds on the front end underwriting process. Residential home values are continuously monitored by each market. A detailed description of our methodology was included in our annual report on Form 10-K for the year ended December 31, 2009. Management believes the September 30, 2010 allowance level is adequate.

Net charge-offs, as a percent of average loans, were 1.10% for the third quarter of 2010, compared to 1.24% in the third quarter of 2009. The percent variance over the one year period is materially impacted by the Peoples First Community Bank FDIC transaction. Of the overall increase in net charge-offs of $0.3 million, $1.5 million was reflected in mortgage loans with offsetting decreases in commercial loans ($1.0 million) and consumer loans ($0.2 million).

Nonaccrual loans were $141.9 million at September 30, 2010, an increase of $106.3 million over $35.6 million at September 30, 2009. $54.5 million of the increase is due to the acquisition of Peoples First. The remainder of the increase, $51.8 million, is due to continued deterioration in our legacy loan portfolio, mostly related to the continued decline in real estate values and overall duration of the current economic recession.

The following information is useful in determining the adequacy of the loan loss allowance and loan loss provision. The ratios are calculated using average loan balances (amounts in thousands).

	At and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net charge-offs to average loans (annualized)	1.10%	1.24%	1.09%	1.14%
Provision for loan losses to average loans (annualized)	1.30%	1.24%	1.45%	1.21%
Allowance for loan losses as a percent of period-end loans	1.62%	1.50%	1.62%	1.50%
Gross charge-offs	$16,486	$14,762	$46,644	$40,183
Gross recoveries	$2,732	$1,267	$5,718	$3,552
Nonaccrual loans	$141,943	$35,558	$141,943	$35,558
Accruing loans 90 days or more past due	$7,292	$7,766	$7,292	$7,766

Noninterest Income

Noninterest income for the third quarter of 2010 was up $4.8 million, or 16%, compared to the same quarter a year ago and was up $8.0 million, or 8%, for the first nine months of 2010 compared to the same period of 2009.

Credit card merchant discount fees were up $0.8 million, or 28%, compared to the third quarter of 2009 and were up $2.9 million, or 34%, compared to the first nine months of 2009, mainly due to increased activity from the Peoples First acquisition.

Service charges on deposit accounts decreased $0.5 million, or 4%, compared to the same quarter a year ago mainly because of lower overdraft and NSF item counts due to new Federal Reserve consumer protection regulations. When comparing the first nine months of 2010 to the same period of 2009, there was an increase of $1.6 million, or 5%. The increase was due to a risk management program that was put in place to better manage risk and from increased deposit accounts from the Peoples First acquisition. Service charges include periodic account maintenance fees for both commercial and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

ATM fees increased $0.8 million, or 42%, compared to the third quarter of 2009 and increased $1.4 million, or 25%, compared to the first nine months of 2009, due to increased activity from the Peoples First acquisition and increased growth in our Mississippi and Louisiana markets.

Investment and annuity fees were up $0.9 million, or 45%, compared to the third quarter of 2009 and were up $1.3 million, or 20%, when compared to the first nine months of 2009, mainly because the third quarter of 2009 presented a large decrease in production due to poor market conditions.

Secondary mortgage market operations income was up $1.1 million, or 73%, compared to the third quarter of 2009 and was up $1.3 million, or 28%, when compared to the first nine months of 2009, primarily due to increased originations and refinancing due to continued low mortgage interest rates.

Compared to the third quarter of 2009, gain on sale of property and equipment was unchanged, but decreased $1.1 million, or 79%, when compared to the first nine months of 2009, mainly due to gains on sales of land in 2009.

Other income was up $1.5 million compared to the third quarter of 2009 mainly due to accretion on the FDIC indemnification asset from our fourth quarter 2009 acquisition of People First. On a year to date basis, other income increased $0.4 million, or 6%, due to the indemnification asset accretion during the third quarter of 2010 that was offset by an increase in other investments and BOLI income for the same period of 2009.

The components of noninterest income for the three and nine months ended September 30, 2010 and 2009 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Service charges on deposit accounts	$11,332	$11,795	$35,148	$33,540
Trust fees	4,138	4,008	12,391	11,189
Credit card merchant discount fees	3,649	2,845	11,173	8,309
Income from insurance operations	3,535	3,526	10,688	11,026
Investment and annuity fees	2,906	2,007	7,848	6,559
ATM fees	2,641	1,862	6,912	5,536
Secondary mortgage market operations	2,569	1,482	5,737	4,467
Income from bank owned life insurance	1,419	1,322	4,096	4,591
Outsourced check income/(loss)	(53)	(24)	(146)	(44)
Letter of credit fees	377	343	1,009	1,015
Gain/(loss) on sale of property and equipment	(1)	14	294	1,374
Other income	2,696	1,167	6,732	6,345
Securities transactions gains, net	—	61	—	61

Total noninterest income	$35,208	$30,408	$101,882	$93,968

Noninterest Expense

Operating expenses for the third quarter of 2010 were $12.3 million, or 22%, higher compared to the same quarter a year ago and were $38.2 million, or 22%, higher than the first nine months of 2009.

Total personnel expense increased $6.8 million, or 23%, compared to the same quarter last year and increased $17.4 million, or 20% compared to the first nine months of 2009. The increase is mainly due the additional full time equivalent employees from the Peoples First acquisition. Total personnel expense consists of employee compensation and employee benefits. Employee compensation includes base salaries and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans. Employee benefits, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan.

Equipment and data processing expense was up $0.9 million, or 13%, compared to the third quarter of 2009 and was up $4.3 million, or 20%, compared to the first nine months of 2009 due to increased operating activity and the system conversion project associated with Peoples First.

Legal and professional services increased $0.9 million, or 35%, compared to the third quarter of 2009, mostly due to increased indirect dealer fees in Mississippi and increased foreclosure expenses. Compared to the first nine months of 2009, legal and professional services increased $3.8 million, or 49%. The increase was mainly due to the costs associated with the acquisition, valuation and conversion of Peoples First.

Net occupancy expense was up $0.5 million, or 10%, compared to the same quarter a year ago and was up $2.6 million, or 17%, compared to the first nine months of 2009, mainly due to the facilities acquired from Peoples First. Increased expenses related mainly to building rent, utilities, property taxes and building insurance.

Advertising expense increased $1.0 million, or 74%, compared to the third quarter of 2009 and increased $2.1 million, or 56%, compared to the first nine months of 2009 mostly due to increased television, radio and newspaper ads and direct mail activity in our new Florida market areas.

Deposit insurance and regulatory fees increased $0.6 million, or 27%, compared to the same quarter a year ago and was down $1.8 million, or 17%, compared to the first nine months of 2009 mostly due to a special FDIC assessment in the second quarter of 2009.

Other real estate owned expense decreased $0.2 million compared to the third quarter of 2009 and increased $2.0 million compared to the first nine months of 2009. The increase in 2010 was due to two large write downs and assets acquired from Peoples First.

Other expense increased $1.5 million compared to the same quarter a year ago and was up $4.1 million compared to the first nine months of 2009 mostly because of Peoples First valuation adjustments and interest and investment amortization on new market tax credits.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Employee compensation	$28,515	$22,688	$83,285	$68,926
Employee benefits	7,375	6,425	22,751	19,664

Total personnel expense	35,890	29,113	106,036	88,590

Equipment and data processing expense	7,974	7,057	25,861	21,513
Net occupancy expense	5,657	5,144	17,827	15,215
Postage and communications	3,103	2,313	8,326	6,239
Ad valorem and franchise taxes	707	780	2,736	2,313
Legal and professional services	3,698	2,749	11,703	7,866
Stationery and supplies	467	490	1,824	1,398
Amortization of intangible assets	656	354	2,078	1,064
Advertising	2,269	1,301	5,807	3,729
Deposit insurance and regulatory fees	2,969	2,335	8,507	10,279
Training expenses	99	116	432	295
Other real estate owned expense, net	147	307	2,856	885
Insurance expense	517	492	1,506	1,400
Other fees	868	913	2,746	2,909
Non loan charge-offs	26	729	539	953
Other expense	3,013	1,556	9,218	5,165

Total noninterest expense	$68,060	$55,749	$208,002	$169,813

Income Taxes

For the nine months ended September 30, 2010 and 2009, the effective income tax rates were approximately 13% and 19%, respectively. Because of the reduced level of pretax income in 2010, the tax exempt interest income and the utilization of tax credits had a significant impact on the effective tax rate. The source of the tax credits for 2010 and 2009 resulted from investments in New Market Tax Credits, Qualified Bond Credits and Work Opportunity Tax Credits.

Selected Financial Data

The following tables contain selected financial data comparing our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Per Common Share Data
Earnings per share:
Basic	$0.40	$0.48	$0.95	$1.35
Diluted	$0.40	$0.47	$0.94	$1.34
Cash dividends per share	$0.24	$0.24	$0.72	$0.72
Book value per share (period-end)	$23.48	$20.54	$23.48	$20.54
Weighted average number of shares:
Basic	36,880	31,857	36,864	31,828
Diluted (1)	36,994	32,058	37,052	32,003
Period-end number of shares	36,883	31,877	36,883	31,877
Market data:
High price	$35.40	$42.38	$45.86	$45.56
Low price	$26.82	$29.90	$26.82	$22.51
Period-end closing price	$30.07	$37.57	$30.07	$37.57
Trading volume (2)	14,318	11,676	36,388	46,790

(1)	There were no anti-dilutive share-based incentives outstanding for the three and nine months ended September 30, 2010 and September 30, 2009.
(2)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollar amounts in thousands)
Performance Ratios
Return on average assets	0.70%	0.87%	0.55%	0.81%
Return on average common equity	6.75%	9.38%	5.45%	9.06%
Earning asset yield (tax equivalent (“TE”))	4.87%	5.26%	5.03%	5.26%
Total cost of funds	1.02%	1.39%	1.21%	1.54%
Net interest margin (TE)	3.85%	3.86%	3.82%	3.72%
Common equity (period-end) as a percent of total assets (period-end)	10.51%	9.62%	10.51%	9.62%
Leverage ratio (period-end) (a)	9.32%	8.33%	9.32%	8.33%
FTE headcount	2,235	1,903	2,235	1,903
Asset Quality Information
Non-accrual loans	$132,834	$35,558	$132,834	$35,558
Restructured loans (b)	10,740	—	10,740	—
Foreclosed assets	31,879	9,775	31,879	9,775

Total non-performing assets	$175,453	$45,333	$175,453	$45,333

Non-performing assets as a percent of loans and foreclosed assets	3.55%	1.06%	3.55%	1.06%
Accruing loans 90 days past due (c)	$7,292	$7,766	$7,292	$7,766
Accruing loans 90 days past due as a percent of loans	0.15%	0.18%	0.15%	0.18%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	3.70%	1.25%	3.70%	1.25%
Net charge-offs	$13,754	$13,495	$40,296	$36,631
Net charge-offs as a percent of average loans	1.10%	1.24%	1.09%	1.14%
Allowance for loan losses	$79,725	$63,850	$79,725	$63,850
Allowance for loan losses as a percent of period-end loans	1.62%	1.50%	1.62%	1.50%
Allowance for loan losses to NPAs + accruing loans
90 days past due	43.63%	120.25%	43.63%	120.25%
Provision for loan losses	$16,258	$13,495	$54,601	$38,756
Average Balance Sheet
Total loans	$4,975,934	$4,301,651	$5,024,025	$4,288,186
Securities	1,532,293	1,477,197	1,583,716	1,568,400
Short-term investments	685,873	486,035	728,748	496,413

Earning assets	7,194,100	6,264,883	7,336,489	6,352,999
Allowance for loan losses	(78,232)	(63,850)	(70,812)	(63,075)
Other assets	1,248,792	776,234	1,243,465	771,574

Total assets	$8,364,660	$6,977,267	$8,509,142	$7,061,498

Noninterest bearing deposits	$1,078,227	$931,188	$1,055,846	$933,412
Interest bearing transaction deposits	1,955,635	1,459,377	1,924,032	1,473,179
Interest bearing public fund deposits	1,121,330	1,223,272	1,189,473	1,365,265
Time deposits	2,681,434	1,946,975	2,813,536	1,952,805

Total interest bearing deposits	5,758,399	4,629,624	5,927,041	4,791,249

Total deposits	6,836,626	5,560,812	6,982,887	5,724,661
Other borrowed funds	526,674	655,556	532,536	589,025
Other liabilities	128,424	117,326	131,250	113,108
Common stockholders’ equity	872,936	643,573	862,469	634,704

Total liabilities & common stockholders’ equity	$8,364,660	$6,977,267	$8,509,142	$7,061,498

(a)

Calculated as Tier 1 capital divided by average total assets. Tier 1 capital is total equity less unrealized gain/loss on AFS securities, unfunded pension liability, unrecognized pension gain/loss, net goodwill and core deposit and 10% net mortgage servicing rights. Average total assets is reduced by net goodwill and core deposits and 10% of net mortgage servicing rights.

(b)	Included in restructured loans are $9.1 million in non-accrual loans.
(c)

Accruing loans past due 90 days or more do not include purchased impaired loans which were written down to their fair value upon acquisition and accrete interest income over the remaining life of the loan.

	September 30,
	2010	2009
	(dollar amounts in thousands)
Period-end Balance Sheet
Commercial/real estate loans	$3,068,415	$2,740,722
Mortgage loans	693,862	402,930
Direct consumer loans	721,513	598,291
Indirect consumer loans	322,501	400,459
Finance company loans	101,406	109,794

Total loans	4,907,697	4,252,196
Loans held for sale	54,201	33,869
Securities	1,619,869	1,499,889
Short-term investments	575,506	375,887

Earning assets	7,157,273	6,161,841
Allowance for loan losses	(79,725)	(63,850)
Other assets	1,161,814	707,059

Total assets	$8,239,362	$6,805,050

Noninterest bearing deposits	$1,092,452	$912,092
Interest bearing transaction deposits	1,936,146	1,453,032
Interest bearing public funds deposits	1,120,559	1,108,164
Time deposits	2,559,641	1,946,867

Total interest bearing deposits	5,616,346	4,508,063

Total deposits	6,708,798	5,420,155
Other borrowed funds	539,394	614,751
Other liabilities	125,390	115,392
Common stockholders’ equity	865,780	654,752

Total liabilities & common stockholders’ equity	$8,239,362	$6,805,050

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollar amounts in thousands)
Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans	$9,140	$10,176	$29,915	$27,236
Mortgage loans	1,674	177	2,851	553
Direct consumer loans	1,003	821	2,852	2,646
Indirect consumer loans	569	1,169	1,626	2,733
Finance company loans	1,368	1,152	3,682	3,463

Total net charge-offs	$13,754	$13,495	$40,926	$36,631

Net charge-offs to average loans:
Commercial/real estate loans	1.19%	1.47%	1.29%	1.34%
Mortgage loans	0.88%	0.16%	0.51%	0.17%
Direct consumer loans	0.54%	0.54%	0.52%	0.59%
Indirect consumer loans	0.70%	1.13%	0.64%	0.87%
Finance company loans	5.25%	4.15%	4.60%	4.14%
Total net charge-offs to average net loans	1.10%	1.24%	1.09%	1.14%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollar amounts in thousands)
Average Balance Sheet Composition
Percentage of earning assets/funding sources:
Loans	69.17%	68.66%	68.48%	67.50%
Securities	21.30%	23.58%	21.59%	24.69%
Short-term investments	9.53%	7.76%	9.93%	7.81%

Earning assets	100.00%	100.00%	100.00%	100.00%

Noninterest bearing deposits	14.99%	14.86%	14.39%	14.69%
Interest bearing transaction deposits	27.18%	23.29%	26.23%	23.19%
Interest bearing public funds deposits	15.59%	19.53%	16.21%	21.49%
Time deposits	37.27%	31.08%	38.35%	30.74%

Total deposits	95.03%	88.76%	95.18%	90.11%
Other borrowed funds	7.32%	10.47%	7.26%	9.27%
Other net interest-free funding sources	-2.35%	0.77%	-2.44%	0.62%

Total funding sources	100.00%	100.00%	100.00%	100.00%

Loan mix:
Commercial/real estate loans	61.42%	63.68%	61.65%	63.16%
Mortgage loans	15.15%	10.20%	14.82%	10.39%
Direct consumer loans	14.83%	14.03%	14.63%	14.04%
Indirect consumer loans	6.52%	9.53%	6.77%	9.80%
Finance company loans	2.08%	2.56%	2.13%	2.61%

Total loans	100.00%	100.00%	100.00%	100.00%

Average dollars
Loans	$4,975,934	$4,301,651	$5,024,025	$4,288,186
Securities	1,532,293	1,477,197	1,583,716	1,568,400
Short-term investments	685,873	486,035	728,748	496,413

Earning assets	$7,194,100	$6,264,883	$7,336,489	$6,352,999

Noninterest bearing deposits	$1,078,227	$931,188	$1,055,846	$933,412
Interest bearing transaction deposits	1,955,635	1,459,377	1,924,032	1,473,179
Interest bearing public funds deposits	1,121,330	1,223,272	1,189,473	1,365,265
Time deposits	2,681,434	1,946,975	2,813,536	1,952,805

Total deposits	6,836,626	5,560,812	6,982,887	5,724,661
Other borrowed funds	526,674	655,556	532,536	589,025
Other net interest-free funding sources	(169,200)	48,515	(178,934)	39,313

Total funding sources	$7,194,100	$6,264,883	$7,336,489	$6,352,999

Loans:
Commercial/real estate loans	$3,056,578	$2,739,518	$3,097,429	$2,708,380
Mortgage loans	753,686	438,659	744,682	445,549
Direct consumer loans	738,036	603,394	734,902	601,926
Indirect consumer loans	324,337	410,035	340,057	420,404
Finance company loans	103,297	110,045	106,955	111,927

Total average loans	$4,975,934	$4,301,651	$5,024,025	$4,288,186

The following tables detail the components of our net interest spread and net interest margin.

	Three Months Ended September 30,			Three Months Ended September 30,
	2010			2009
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$40,557	$3,056,578	5.27%	$36,909	$2,739,518	5.35%
Mortgage loans	10,150	753,686	5.39%	6,334	438,659	5.78%
Consumer loans	20,927	1,165,670	7.12%	20,086	1,123,474	7.09%
Loan fees & late charges	(280)	—	0.00%	224	—	0.00%

Total loans (TE)	71,354	4,975,934	5.68%	63,553	4,301,651	5.87%
US treasury securities	18	11,282	0.62%	60	11,007	2.16%
US agency securities	727	134,114	2.17%	1,384	134,487	4.12%
CMOs	2,673	310,210	3.45%	1,968	153,511	5.13%
Mortgage backed securities	10,109	870,489	4.65%	12,278	983,394	4.99%
Municipals (TE)	2,808	187,962	5.98%	2,295	169,893	5.40%
Other securities	213	18,236	4.66%	349	24,905	5.60%

Total securities (TE)	16,548	1,532,293	4.32%	18,334	1,477,197	4.96%
Total short-term investments	382	685,873	0.22%	870	486,035	0.71%
Average earning assets yield (TE)	$88,284	$7,194,100	4.87%	$82,757	$6,264,883	5.26%
Interest bearing liabilities
Interest bearing transaction deposits	$2,022	$1,955,635	0.41%	$1,605	$1,459,377	0.44%
Time deposits	12,121	2,681,434	1.79%	13,543	1,946,975	2.76%
Public funds	2,004	1,121,330	0.71%	4,057	1,223,272	1.32%

Total interest bearing deposits	16,147	5,758,399	1.11%	19,205	4,629,624	1.65%
Total borrowings	2,429	526,674	1.83%	2,799	655,556	1.69%
Total interest bearing liability cost	$18,576	$6,285,073	1.17%	$22,004	$5,285,180	1.65%
Net interest-free funding sources		909,027			979,703
Total Cost of Funds	$18,576	$7,194,100	1.02%	$22,004	$6,264,883	1.39%
Net Interest Spread (TE)	$69,708		3.70%	$60,753		3.60%
Net Interest Margin (TE)	$69,708	$7,194,100	3.85%	$60,753	$6,264,883	3.86%

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010			2009
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$122,887	$3,097,429	5.30%	$106,946	$2,708,380	5.28%
Mortgage loans	34,248	744,682	6.13%	19,200	445,549	5.75%
Consumer loans	64,300	1,181,914	7.27%	60,720	1,134,257	7.16%
Loan fees & late charges	207	—	0.00%	757	—	0.00%

Total loans (TE)	221,642	5,024,025	5.89%	187,623	4,288,186	5.85%
US treasury securities	58	11,652	0.67%	156	11,155	1.88%
US agency securities	3,521	167,816	2.80%	5,399	176,971	4.07%
CMOs	7,531	252,699	3.97%	6,387	169,443	5.03%
Mortgage backed securities	33,411	944,552	4.72%	38,699	1,024,012	5.04%
Municipals (TE)	8,232	190,432	5.76%	6,949	161,678	5.73%
Other securities	652	16,564	5.25%	1,051	25,141	5.57%

Total securities (TE)	53,405	1,583,715	4.50%	58,641	1,568,400	4.99%
Total short-term investments	1,421	728,748	0.26%	3,939	496,413	1.06%
Average earning assets yield (TE)	$276,468	$7,336,488	5.03%	$250,203	$6,352,999	5.26%
Interest bearing liabilities
Interest bearing transaction deposits	$7,124	$1,924,032	0.50%	$5,657	$1,473,179	0.51%
Time deposits	43,968	2,813,536	2.09%	43,772	1,952,805	3.00%
Public funds	7,739	1,189,473	0.87%	15,833	1,365,265	1.55%

Total interest bearing deposits	58,831	5,927,041	1.33%	65,262	4,791,249	1.82%
Total borrowings	7,413	532,536	1.86%	8,158	589,025	1.85%
Total interest bearing liability cost	$66,244	$6,459,577	1.37%	$73,420	$5,380,274	1.82%
Net interest-free funding sources		876,912			972,725
Total Cost of Funds	$66,244	$7,336,489	1.21%	$73,420	$6,352,999	1.54%
Net Interest Spread (TE)	$210,224		3.66%	$176,783		3.44%
Net Interest Margin (TE)	$210,224	$7,336,489	3.82%	$176,783	$6,352,999	3.72%

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $828.4 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $135.6 million. We have FHLB advances of $10 million due September 12, 2011 at a fixed rate 3.455%.

The following liquidity ratios at September 30, 2010 and December 31, 2009 compare certain assets and liabilities to total deposits or total assets:

	September 30, 2010	December 31, 2009
Total securities to total deposits	24.15%	22.39%
Total loans (net of unearned income) to total deposits	73.15%	71.07%
Interest-earning assets to total assets	86.87%	86.91%
Interest-bearing deposits to total deposits	83.72%	85.08%

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

CAPITAL RESOURCES

We continue to be well capitalized. The ratios as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Common equity (period-end) as a percent of total assets (period-end)	10.51%	9.63%
Regulatory ratios:
Total capital to risk-weighted assets (1)	16.28%	13.04%
Tier 1 capital to risk-weighted assets (2)	15.02%	11.99%
Leverage capital to average total assets (3)	9.32%	10.60%

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

BALANCE SHEET ANALYSIS

Goodwill

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with FASB authoritative guidance, goodwill is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Management reviews goodwill for impairment based on our primary reporting segments. We analyze goodwill using market capitalization to book value comparison. The last test was conducted as of September 30, 2009. No impairment charges were recognized as of September 30, 2010. The carrying amount of goodwill was $61.6 million as of September 30, 2010 and $62.3 million as of December 31, 2009.

Earnings Assets

Earning assets serve as the primary revenue streams for us and are comprised of securities, loans, federal funds sold, and other short-term investments. At September 30, 2010, average earning assets were $7.3 billion, or 86.2% of total assets, compared with $6.4 billion or 90.0% of total assets at September 30, 2009 and at December 31, 2009. The $1.0 billion, or 15.5%, increase from prior year quarter resulted mostly from an increase in the loan portfolios due to the acquisition of Peoples First in the fourth quarter of 2009.

Securities

Our investment in securities was $1.6 billion at September 30, 2010 and at December 31, 2009. The vast majority of securities in our portfolio are U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, we invest only in high quality securities of investment grade quality and with a target duration, for the overall portfolio, generally between two to five years. Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of Mississippi, Louisiana, Florida or Alabama counties, parishes and municipalities.

Loans

We held $4.9 billion in loans at September 30, 2010 and $5.1 billion at December 31, 2009. Our primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. Each loan file is reviewed by the Bank’s loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality. At September 30, 2010, our average total loans were $5.0 billion, compared to $4.3 billion at September 30, 2009 and at December 31, 2009. The $0.7 million, or 17.2%, increase from prior year quarter resulted from our acquisition of Peoples First in the fourth quarter of 2009. Commercial and real estate loans comprised 61.7% of the average loan portfolio at September 30, 2010 compared to 63.2% at September 30, 2009 and at December 31, 2009. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations.

Other Earning Assets

Federal funds sold, interest-bearing deposits in banks, and other short-term investments averaged $728.7 million at September 30, 2010, compared to $497.0 million at December 31, 2009 and compared to $496.4 million at September 30, 2009. The increase of $232.3 million, or 46.8%, from prior year quarter was caused by an increase of $505.7 million in interest-bearing deposits in banks that was offset by a decrease of $267.9 million in other short-term investments and a decrease in fed funds sold of $5.4 million. We utilize these products as a short-term investment alternative whenever we have excess liquidity.

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

Deposits

Total deposits were $6.7 billion at September 30, 2010 and $7.2 billion at December 31, 2009. Average interest bearing deposits at September 30, 2010 were $5.9 billion compared to $4.8 billion at September 30, 2009 and December 31, 2009. The increase of $1.1 billion, or 23.7%, over September 30, 2009 was primarily attributable to our Peoples First acquisition in the fourth quarter of 2009. We continue to see positive results in retaining deposits for our acquired Peoples First deposit relationships. We have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. We traditionally price our deposits to position competitively within the local market. Deposit flows are controlled primarily through pricing, and to a certain extent, through promotional activities.

Borrowings

Our borrowings consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and other borrowings. Total borrowings at September 30, 2010 were $527.1 million compared to $516.2 million at December 31, 2009. The increase of $10.9 million, or 2.1%, was due to a $28.8 million increase in securities sold under agreements to repurchase and a $2.9 million increase in federal funds purchased offset by a $20.6 million decrease in FHLB borrowings and a $0.2 million decrease in long term notes.

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

At September 30, 2010, we had $867.1 million in unused loan commitments outstanding, of which approximately $712.6 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At September 30, 2010, we had $101.0 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at September 30, 2010 according to expiration date.

	Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Commitments to extend credit	$867,071	$511,590	$60,387	$59,051	$236,043
Letters of credit	101,012	38,443	44,324	18,245	—

Total	$968,083	$550,033	$104,711	$77,296	$236,043

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

Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of September 30, 2010, the effective duration of the securities portfolio was 2.1 years. A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 3.2 years, while a reduction in rates of 100 basis points would result in an effective duration of 1.0 years.

In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at September 30, 2010 indicate that we are slightly asset sensitive as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
-100	3.10%
Stable	0.00%
+100	-1.51%

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

Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

We are continuing to monitor the oil spill developments in the Gulf of Mexico. We are assessing how this situation may impact our customers and the areas in which they operate. In the second quarter of 2010, we established a specific reserve for potential losses of $5.2 million. Still, much of the ultimate impact related this to event is unknown. Much work remains to be done in terms of the environmental clean-up and business recovery from this event. We do expect there to be a significant and potentially lasting impact to the coastal regions in the four U.S. states (Louisiana, Mississippi, Alabama, and Florida) that comprise our footprint.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the nine months ended September 30, 2010.

Item 4.	Reserved.

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ CARL J. CHANEY
Carl J. Chaney
President & Chief Executive Officer

/s/ JOHN M. HAIRSTON
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ MICHAEL M. ACHARY
Michael M. Achary
Chief Financial Officer

Date: November 4, 2010

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.