Form 10-K
period 2010-12-31
HANCOCK HOLDING CO
filed 2011-02-28
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2010 was $1,177,419,750 based upon the closing market price on NASDAQ as of such date. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On February 1, 2011, the registrant had outstanding 36,914,746 shares of common stock for financial statement purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement used in connection with the Registrant’s Annual Meeting of Shareholders to be held on March 31, 2011 are incorporated by reference into Part III of this report.

Hancock Holding Company

Form 10-K

PART I

ITEM 1.	BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

Hancock Holding Company (the Company), organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Gulfport, Mississippi. In 2002, the Company qualified as a financial holding company giving it broader powers. The Company operates through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank MS), Hancock Bank of Louisiana, Baton Rouge, Louisiana (Hancock Bank LA) and Hancock Bank of Alabama, Mobile, Alabama (Hancock Bank AL). Hancock Bank MS, Hancock Bank LA and Hancock Bank AL are referred to collectively as the “Banks”.

On December 22, 2010, the Company and Whitney Holding Corporation entered into a definitive agreement for Whitney to merge into the Company in a stock-for-stock transaction. The transaction was approved unanimously by both companies’ boards of directors. Under the terms of the agreement, subject to shareholder and regulatory approval and other customary conditions, shareholders of Whitney Holding Corporation will receive 0.418 shares of the Company’s common stock in exchange for each share of Whitney common stock. In connection with the merger, the Company plans to issue common equity for net proceeds of approximately $220 million and, subject to the receipt of requisite approvals, expects to repurchase all of Whitney’s TARP preferred stock and warrants held by the U.S. Treasury at closing.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At December 31, 2010, the Company had total assets of $8.1 billion and 2,271 employees on a full-time equivalent basis.

Hancock Bank MS was originally chartered as Hancock County Bank in 1899. Since its organization, the strategy of Hancock Bank MS has been to achieve a dominant market share on the Mississippi Gulf Coast. On December 18, 2009, the Company acquired the assets and assumed the liabilities of Panama City, FL, based Peoples First Community Bank (Peoples First). Effective January 1, 2010, Hancock Bank of Florida merged into Hancock Bank. Prior to a series of acquisitions begun in 1985, growth was primarily internal and was accomplished by branch expansions in areas of population growth where no dominant financial institution previously served the market area. The main economic industries on the Mississippi Gulf Coast are military and government-related facilities, tourism, port facility activities, industrial complexes and the gaming industry. Based on the most current available published data, Hancock Bank MS has the largest deposit market share in each of the following five counties: Harrison, Hancock, Jackson, Lamar and Pearl River. At December 31, 2010, Hancock Bank MS had total assets of $5.0 billion and 1,660 employees on a full-time equivalent basis.

In August 1990, the Company formed Hancock Bank LA to assume the deposit liabilities and acquire the consumer loan portfolio, corporate credit card portfolio and non-adversely classified securities portfolio of American Bank and Trust, Baton Rouge, Louisiana, (AmBank), from the Federal Deposit Insurance Corporation (FDIC). The main economic industries in East Baton Rouge Parish are state government and related service industries, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries. With the purchase of two Dryades Savings Bank, F.S.B. branches in 2003 and the 2007 opening of a new financial center in New Orleans’ Central Business District, Hancock Bank LA established a long-awaited presence in the Greater New Orleans area. At December 31, 2010, Hancock Bank LA had total assets of $2.9 billion and 565 employees on a full-time equivalent basis.

In February 2007, Hancock Bank AL was incorporated in Mobile, AL. During 2007 and 2008, five branches have been opened to serve the Mobile area and Alabama’s Eastern Shore. At December 31, 2010, Hancock Bank AL had total assets of $195.7 million and 46 employees on a full-time equivalent basis.

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

The Bank’s nonperforming assets, consisting of real property, vehicles and other items held for resale, were acquired generally through the process of foreclosure. At December 31, 2010, the book value of those assets held for resale was approximately $33.3 million.

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

Trust Services

The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. The Banks act as executor, administrator or guardian in administering estates. Also provided are investment custodial services for individuals, businesses and charitable and religious organizations. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses and charitable and religious organizations. As of December 31, 2010, the Trust Departments of the Banks had approximately $8.3 billion of assets under administration compared to $7.5 billion as of December 31, 2009. As of December 31, 2010, $4.1 billion of administered assets were corporate trust accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

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

During 2001, the Company began servicing mortgage loans for the Federal National Mortgage Association. At that time the loans serviced were originated and closed by the Company’s mortgage subsidiary. The servicing activity was also performed by this same subsidiary. In the middle of 2003, however, the Company modified its strategy and reverted to selling the majority of its conforming loans with servicing released. In December 2004, the Company’s mortgage subsidiary merged with Hancock Bank MS, its parent. Currently all mortgage activity is being reported by Hancock Bank MS, Hancock Bank of Louisiana and Hancock Bank of Alabama.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contained provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among qualified bank holding companies, commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

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

The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets. Tier 1 Capital for bank holding companies includes: stockholders’ equity, non-controlling interest in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles. The Company’s leverage capital ratio at December 31, 2010 was 9.65% and 10.60% at December 31, 2009.

The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories: 0%, 20% 50% and 100%. As an example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories. At December 31, 2010, the Company’s off-balance sheet items aggregated $1.0 billion; however, after the credit conversion these items represented $407.2 million of balance sheet equivalents.

The primary component of risk-based capital is Tier 1 Capital, which for the Company is essentially equal to common stockholders’ equity, less goodwill and other intangibles. Tier 2 Capital, which consists primarily of the excess of any perpetual preferred stock, mandatory convertible securities, subordinated debt and general allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2010, the Company’s Tier 1 and Total Capital ratios were 15.34% and 16.60%, respectively. At December 31, 2009, the Company’s Tier 1 and Total Capital ratios were 11.99% and 13.04%, respectively.

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

Hancock Bank MS is subject to regulation and periodic examinations by the FDIC and the State of Mississippi Department of Banking and Consumer Finance. Hancock Bank LA is subject to regulation and periodic examinations by the FDIC and the Office of Financial Institutions, State of Louisiana. Hancock Bank FL (which was merged into Hancock Bank MS effective January 1, 2010) was subject to regulation and periodic examinations by the FDIC and the Florida Department of Financial Services. Hancock Bank AL is subject to regulation and periodic examinations by the FDIC and the Alabama State Banking Department. These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations. These examinations are designed for the protection of the Banks’ depositors, rather than their stockholders. In addition to these regular examinations, the Company and the Banks must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

The Company is required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (discussed in more detail below under “Recent Developments”) has removed many limitations on the Federal Reserve Board’s authority to make examinations of banks that are subsidiaries of bank holding companies. Under the Dodd-Frank Act, the Federal Reserve Board will generally be permitted to examine bank holding companies and their subsidiaries, provided that the Federal Reserve Board must rely on reports submitted directly by the institution and examination reports of the appropriate regulators (such as the FDIC and the Banking Department) to the fullest extent possible; must provide reasonable notice to, and consult with, the appropriate regulators before commencing an examination of a bank holding company subsidiary; and, to the fullest extent possible, must avoid duplication of examination activities, reporting requirements, and requests for information.

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

The Banks are members of the FDIC, and their deposits are insured as provided by law by the Deposit Insurance Fund, or the DIF. The deposits of the Banks are insured up to applicable limits and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

Effective January 1, 2007, the FDIC began imposing deposit assessment rates based on the risk category of the bank, with Risk Category I being the lowest risk category and Risk Category IV being the highest risk category. Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks, have in recent years paid minimal premiums for FDIC insurance. With the additional deposit insurance, a deposit premium refund, in the form of credit offsets, was granted to banks that were in existence on December 31, 1996, and paid deposit insurance premiums prior to that date.

In December of 2008, the FDIC adopted a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which had decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates ranged from between 12 and 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.

Beginning April 1, 2009, the base assessment rates ranged from 12 to 45 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The adjustments included (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.

On May 22, 2009, the FDIC imposed a special deposit insurance fund assessment of 5.0 basis points on all insured institutions, to be calculated based on the difference between an institution’s total assets and its Tier 1 capital and collected on September 30, 2009. On November 12, 2009, the FDIC required banks to prepay over three years of estimated federal deposit insurance premiums.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) changed the method of calculation for FDIC insurance assessments. Under the previous system, the assessment base was domestic deposits minus a few allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments are to be calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity. On November 9, 2010, the FDIC published proposed regulations seeking to implement these changes. In addition to providing for the required change in assessment base, the FDIC has proposed to modify or eliminate the assessment adjustments based on unsecured debt, secured liabilities, and brokered deposits; to add a new adjustment for holding unsecured debt issued by another insured depository institution; and to lower the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes. These proposed changes may or may not ultimately be included in the FDIC’s final regulations implementing this provision of the Dodd-Frank Act.

The enactment of the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. However, with the passage of the Dodd-Frank Act, this increase in the basic coverage limit has been made permanent.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”). The final rule was adopted on November 21, 2008. The FDIC stated that its purpose was to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks of 31 days or greater, thrifts, and certain holding companies (the “Debt Guarantee Program”), and by providing full coverage of non-interest-bearing transaction accounts, as well as certain low-interest NOW accounts and IOLTA accounts, regardless of dollar amount (the “Transaction Account Guarantee Program”). Inclusion in the program was voluntary. Institutions participating in the Debt Guarantee Program are assessed fees based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee structure. The fee ranged from 50 basis points on debt of 180 days or less to a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. For institutions participating in the Transaction Account Guarantee Program, a 10-basis point surcharge was added to the institution’s current insurance assessment in order to fully cover all transaction accounts. The Banks did not elect to participate in the Debt Guaranty Program but did elect to participate in the Transaction Account Guarantee Program.

The Transaction Account Guarantee Program was set to expire on December 31, 2010. However, with the passage of the Dodd-Frank Act, the insurance coverage provided under the Transaction Account Guarantee Program has in effect been extended until December 31, 2012, with some changes. Perhaps the most significant differences between the current version of the Transaction Account Guarantee Program and the Dodd-Frank extension of the program are (i) that all banks are required to participate in the new coverage, with no opt-out available, and (ii) that interest-bearing NOW accounts will no longer benefit from the unlimited insurance coverage beginning January 1, 2011 (although IOLTA accounts will continue to benefit from the unlimited coverage).

In addition, since the first quarter of 2000, all institutions with deposits insured by the FDIC have been required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. The current annualized assessment rate is 1.020 basis points, or approximately 0.255 basis points per quarter. These assessments will continue until the FICO bonds mature in 2017 through 2019.

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

In addition to regulating capital, the FDIC has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC has adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank, like Hancock Bank (MS), Hancock Bank of LA and Hancock Bank of AL.

Although Hancock Bank (MS), Hancock Bank of LA and Hancock Bank of AL are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $44.5 million, or, if the aggregate of such accounts exceeds $44.5 million, $1.335 million plus 10% of the total in excess of $44.5 million. This regulation is subject to an exemption from reserve requirements on a limited amount of an institution’s transaction accounts.

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

EESA temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase has been extended until December 31, 2013.

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

Recent Developments

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system, including the passage of EESA (discussed above), the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve Board to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage. The new administration and Congress have pursued additional initiatives in an effort to stimulate the economy and stabilize the financial markets, including the enactment of the American Recovery and Reinvestment Act of 2009, and have altered the terms of some previously announced policies.

The recent enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will likely result in increased regulation of the financial services industry. Provisions likely to affect the activities of the Company and the Banks include, without limitation, the following:

•	Asset-based deposit insurance assessments. FDIC deposit insurance premium assessments will be based on bank assets rather than domestic deposits.

•	Deposit insurance limit increase. The deposit insurance coverage limit has been permanently increased from $100,000 to $250,000.

•

Extension of Transaction Account Guarantee Program. Unlimited deposit insurance coverage is extended for non-interest-bearing transaction accounts and certain other accounts for two years. This applies to all banks; there is no opt-in or opt-out requirement.

•

Establishment of the Bureau of Consumer Financial Protection (BCFP). The BCFP will be housed within the Federal Reserve and, in consultation with the Federal banking agencies, will make rules relating to consumer protection. The BCFP has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act (or RESPA), the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others.

•

Risk-retention rule. Banks originating loans for sale on the secondary market or securitization must retain 5 percent of any loan they sell or securitize, except for mortgages that meet low-risk standards to be developed by regulators.

•

Limitation on federal preemption. Limitations have been imposed on the ability of national bank regulators to preempt state law. Formerly, the national bank and federal thrift regulators possessed preemption powers with regard to transactions, operating subsidiaries and attorney general civil enforcement authority. These preemption requirements have been limited by the Dodd-Frank Act, which will likely impact state banks by affecting activities previously permitted through parity with national banks.

•

Changes to regulation of bank holding companies. Under Dodd-Frank, bank holding companies must be well-capitalized and well-managed to engage in interstate transactions. In the past, only the subsidiary banks were required to meet those standards. The Federal Reserve Board’s “source of strength doctrine” has now been codified, mandating that bank holding companies such as the Company serve as a source of strength for their subsidiary banks, meaning that the bank holding company must be able to provide financial assistance in the event the subsidiary bank experiences financial distress.

•	Executive compensation limitations. The Dodd-Frank Act codified executive compensation limitations similar to those previously imposed on TARP recipients.

This new legislation contains 16 different titles, is over 800 pages long, and calls for the completion of dozens of studies and reports and hundreds of new regulations. The information provided herein regarding the effect of the Dodd-Frank Act is intended merely for illustration and is not exhaustive, as the full impact of the legislation on banks and bank holding companies is still being studied and in any event cannot be fully known until the completion of hundreds of new federal agency rulemakings over the next few years. Interested shareholders should refer directly to the Dodd-Frank Act itself for additional information.

The Dodd-Frank Act is one of a number of legislative initiatives that have been proposed in recent months due to the ongoing national and global financial crisis. It is not possible to predict whether any other similar legislation may be adopted that would significantly affect the operations and performance of the Company and the Banks.

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

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by the factors described below.

While we describe each risk separately, some of these risks are interrelated and certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair, and have a material adverse effect on, our business, results of operations and financial condition.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law in response to the current crisis in the financial sector. The U.S. Department of the Treasury and banking regulators implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We are subject to a risk of rapid and significant changes in market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2010, net interest income made up 55% of our revenue. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could adversely affect the valuation of our assets and liabilities.

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

The results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, loan demand on our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

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

We intend to use the proceeds of offerings for general corporate purposes, including for possible acquisition opportunities that may become available or to establish de novo branches. There can be no assurances that suitable acquisition opportunities may become available, or that we will be able to successfully complete any such acquisitions. We may use the proceeds only to focus on sustaining our organic, or internal, growth, or for other purposes. In addition, we may choose to use all or a portion of the proceeds to support our capital. We retain broad discretion over the use of the proceeds from this offering and may use them for purposes other than those contemplated at the time of this offering. You may not agree with the ways we decide to use these proceeds, and our use of the proceeds may not yield any profits.

We engage in acquisitions of other businesses from time to time, including FDIC-assisted acquisitions. These acquisitions may not produce revenue or earnings enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

On occasion, we will engage in acquisitions of other businesses, such as the proposed acquisition of Whitney Holding Corporation announced on December 22, 2010. Difficulty in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, or other anticipated benefits from any acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. We are likely to need to make additional investment in equipment and personnel to manage higher asset levels and loan balances as a result of any significant acquisition, which may adversely impact our earnings. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

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

We may fail to realize the anticipated cost savings and other financial benefits of the Hancock/Whitney merger on the anticipated schedule, if at all.

We may face significant challenges in integrating Whitney Holding Corporation operations in our operations in a timely and efficient manner and in retaining Whitney personnel. Currently, each company operates as an independent public company. Achieving the anticipated cost savings and financial benefits of the merger will depend on part on whether we integrate Whitney’s businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. In addition, the integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the market price of Hancock common stock.

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

Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid to us from the Banks. The ability of our subsidiary banks to pay dividends to us as well as our ability to pay dividends to our shareholders is limited by regulatory and legal restrictions and the need to maintain sufficient consolidated capital. We may also decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. There can be no assurance of whether or when we may pay dividends in the future.

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

Governmental responses to recent market disruptions may be inadequate and may have unintended consequences.

In response to recent market disruptions, legislators and financial regulators have taken a number of steps to stabilize the financial markets. These steps include the enactment and partial implementation of the Emergency Economic Stabilization Act of 2008, the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve Board to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage. The new administration and Congress have pursued additional initiatives in an effort to stimulate the economy and stabilize the financial markets, including the enactment of the American Recovery and Reinvestment Act of 2009, and have altered the terms of some previously announced policies.

More recently, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which provides for sweeping changes to financial sector regulation and oversight, including new substantive authorities and practices in government regulation and supervision, and a restructuring of the regulatory system, including the creation of new federal agencies, offices, and councils. See “Recent Developments” under “SUPERVISION AND REGULATION” above.

The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain. Should these or other legislative or regulatory initiatives fail to stabilize the financial markets, the Company’s business, financial condition, results of operations, and prospects could be materially and adversely affected. Moreover, the implementation of the Dodd-Frank Act will likely result in significant changes to the banking industry as a whole which, depending on how its provisions are implemented by the agencies, could adversely affect the Company’s business.

In addition, the Company competes with a number of financial services companies that are not subject to the same degree of regulatory oversight to which the Company is subject. The impact of the existing regulatory framework and any future changes to it could negatively affect the Company’s ability to compete with these institutions, which could have a material and adverse effect on the Company’s results of operations and prospects.

The FDIC has increased insurance premiums to rebuild and maintain the Federal Deposit Insurance Fund.

Based on recent events and the state of the economy, in December 2008 the FDIC adopted a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which had decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates ranged from between 12 and 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.

Beginning April 1, 2009, the base assessment rates ranged from 12 to 45 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The adjustments included (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.

On May 22, 2009, the FDIC imposed a special deposit insurance fund assessment of 5.0 basis points on all insured institutions, to be calculated based on the difference between an institution’s total assets and its Tier 1 capital and collected on September 30, 2009. On November 12, 2009, the FDIC required banks to prepay over three years of estimated federal deposit insurance premiums.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) changed the method of calculation for FDIC insurance assessments. Under the previous system, the assessment base was domestic deposits minus a few allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments are to be calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity. On November 9, 2010, the FDIC published proposed regulations seeking to implement these changes. In addition to providing for the required change in assessment base, the FDIC has proposed to modify or eliminate the assessment adjustments based on unsecured debt, secured liabilities, and brokered deposits; to add a new adjustment for holding unsecured debt issued by another insured depository institution; and to lower the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes. These proposed changes may or may not ultimately be included in the FDIC’s final regulations implementing this provision of the Dodd-Frank Act.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main office is located at One Hancock Plaza, in Gulfport, Mississippi.

We operate 182 banking and financial services offices and 161 automated teller machines across south Mississippi, Louisiana, South Alabama and Florida. We lease 101 of the 182 locations with the remainder being owned. In addition, Hancock Bank MS owns land and other properties acquired through foreclosures of loan collateral. The major item is approximately 3,700 acres of timber land in Hancock County, Mississippi, which Hancock Bank MS acquired by foreclosure in the 1930’s.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no proceedings expected to have a material adverse effect on our financial statements. We have pending litigation as a result of Hancock’s Peoples First acquisition but any resulting losses are covered by the terms of the loss share indemnification agreement.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Stock Market under the symbol “HBHC” and is quoted in publications under “HancHd.” The following table sets forth the high and low sale prices of our common stock as reported on the NASDAQ Stock Market. These prices do not reflect retail mark-ups, mark-downs or commissions.

		High Sale	Low Sale	Cash Dividends Paid
2010
	4th quarter	$37.26	$28.88	$0.24
	3rd quarter	35.40	26.82	0.24
	2nd quarter	43.90	33.27	0.24
	1st quarter	45.86	38.23	0.24
2009
	4th quarter	$44.89	$35.26	$0.24
	3rd quarter	42.38	29.90	0.24
	2nd quarter	41.19	30.12	0.24
	1st quarter	45.56	22.51	0.24

There were 5,969 registered holders and approximately 6,964 unregistered holders of common stock of the Company at February 1, 2011 and 36,914,746 shares issued. On February 1, 2011, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Stock Market were $33.12 and $32.68, respectively. The principal source of funds to the Company to pay cash dividends is the dividends received from Hancock Bank, Gulfport, Mississippi, Hancock Bank of Louisiana, Baton Rouge, Louisiana, and Hancock Bank of Alabama, Mobile, Alabama. Consequently, dividends are dependent upon earnings, capital needs, regulatory policies and statutory limitations affecting the banks. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid to the Company by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Hancock Bank of Louisiana are subject to approval by the Commissioner for Financial Institutions of the State of Louisiana. Dividends paid by Hancock Bank of Alabama are subject to approval by the Alabama Department of Financial Services. The Company’s management does not expect regulatory restrictions to affect its policy of paying cash dividends. Although no assurance can be given that Hancock Holding Company will continue to declare and pay regular quarterly cash dividends on its common stock, the Company has paid regular cash dividends since 1937.

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

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities.

	(a) Total number of shares or units purchased	(b) Average price paid per share	(c) Total number of shares purchased as a part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under plans or programs
Oct. 1, 2010 - Oct. 31, 2010	—	$—	—	2,982,700
Nov. 1, 2010 - Nov. 30, 2010	—	—	—	2,982,700
Dec. 1, 2010 - Dec. 31, 2010	—	—	—	2,982,700

Total	—	$—	—

(1)	The Company publicly announced its stock buy-back program on November 13, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	$602,036	$31.26	$4,441,041
Equity compensation plans not approved by security holders	—	—	—

Total	$602,036	$31.26	$4,441,041

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of our future operating results.

	At and For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Unaudited, in thousands)
Period-End Balance Sheet Data:
Securities	$1,488,885	$1,611,327	$1,680,096	$1,668,583	$1,895,157
Short-term investments	639,164	797,262	549,416	126,281	222,439
Loans held for sale	21,866	36,112	22,290	18,957	16,946
Loans, net of unearned income	4,957,164	5,114,175	4,249,290	3,596,557	3,249,638
Total earning assets	7,107,079	7,558,876	6,501,092	5,410,378	5,384,180
Allowance for loan losses	81,997	66,050	61,725	47,123	46,772
Total assets	8,138,327	8,697,083	7,167,254	6,055,979	5,964,565
Total deposits	6,775,719	7,195,812	5,930,937	5,009,534	5,030,991
Total common stockholders’ equity	856,548	837,663	609,499	554,187	558,410
Average Balance Sheet Data:
Securities	$1,559,019	$1,559,570	$1,742,130	$1,725,895	$2,222,114
Short-term investments	698,042	497,048	175,891	117,158	211,511
Loans, net of unearned income	5,005,753	4,310,120	3,873,908	3,428,009	3,062,222
Total earning assets	7,262,814	6,366,738	5,791,929	5,271,062	5,495,847
Allowance for loan losses	73,190	63,450	53,354	46,443	64,285
Total assets	8,426,234	7,099,767	6,426,389	5,851,889	6,031,800
Total deposits	6,917,498	5,697,599	5,182,407	4,929,176	5,069,427
Total common stockholders’ equity	865,710	674,375	584,805	562,383	513,656

	At and For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Unaudited, in thousands)
Key Ratios:
Return on average assets	0.62%	1.05%	1.02%	1.26%	1.69%
Return on average common equity	6.03%	11.09%	11.18%	13.14%	19.82%
Net interest margin (te)*	3.88%	3.78%	3.80%	4.08%	4.23%
Average loans to average deposits	72.36%	75.65%	74.75%	69.55%	60.41%
Noninterest income excluding securities transactions, as a percent of total revenue (te)	32.69%	39.54%	35.86%	35.89%	31.44%
Noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles and securities transactions	66.00%	58.34%	61.84%	64.13%	59.28%
Allowance for loan losses to period-end loans	1.65%	1.29%	1.45%	1.31%	1.44%
Non-performing assets to loans plus other real estate	3.17%	1.97%	0.83%	0.43%	0.13%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	51.35%	58.69%	133.16%	241.43%	694.67%
Net charge-offs to average loans	1.01%	1.17%	0.57%	0.21%	0.23%
FTE employees (period-end)	2,271	2,240	1,952	1,888	1,848
Common stockholders’ equity to total assets	10.52%	9.63%	8.50%	9.15%	9.36%
Tangible common equity to total assets	9.69%	8.81%	7.62%	8.08%	8.24%
Tier 1 leverage	9.65%	10.60%	8.06%	8.51%	8.63%
Tier 1 risk-based	15.34%	11.99%	10.66%	11.03%	12.46%
Total risk-based	16.60%	13.04%	11.86%	12.07%	13.60%
Income Data:
Interest income	$352,558	$323,727	$335,437	$345,697	$344,063
Interest expense	82,345	95,300	126,002	140,236	119,863
Net interest income	270,213	228,427	209,435	205,461	224,200
Net interest income (te)	282,039	240,487	219,889	215,000	232,463
Provision for (reversal of) loan losses	65,991	54,590	36,785	7,593	(20,762)
Noninterest income excluding storm-related insurance gain and securities transactions	136,949	157,258	122,953	120,378	106,585
Net storm-related items	—	—	—	—	5,084
Gains/(losses) on sales of securities, net	—	69	4,825	308	(5,169)
Noninterest expense excluding amortization of intangibles	276,532	232,053	212,011	215,092	200,991
Amortization of intangibles	2,728	1,417	1,432	1,651	2,125
Net income before income taxes	61,911	97,694	86,985	101,811	148,346
Net income	52,206	74,775	65,366	73,892	101,802
Net income available to common stockholders	52,206	74,775	65,366	73,892	101,802

*	Tax Equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

	At and For the Years Ended December 31,
	2010	2009	2008	2007	2006
Per Common Share Data:
Basic earnings per share	$1.41	$2.28	$2.07	$2.30	$3.12
Diluted earnings per share	$1.40	$2.26	$2.04	$2.26	$3.05
Cash dividends paid	$0.960	$0.960	$0.960	$0.960	$0.895
Book value	$23.22	$22.74	$19.18	$17.71	$17.09
Dividend payout ratio	68.09%	42.11%	46.38%	41.74%	28.69%
Weighted average number of shares outstanding
Basic	36,876	32,747	31,491	32,000	32,534
Diluted	37,054	32,934	31,883	32,545	33,304
Number of shares outstanding (period end)	36,893	36,840	31,877	31,295	32,666
Market data:
High sales price	$45.86	$45.56	$68.42	$54.09	$57.19
Low sales price	$26.82	$22.51	$33.34	$32.78	$37.75
Period-end closing price	$34.86	$43.81	$45.46	$38.20	$52.84
Trading volume	50,102	66,346	73,843	48,169	27,275

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Holding Company and our subsidiaries (Hancock) during 2010 and selected prior periods. This discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this report, including the consolidated financial statements and related notes. Certain information relating to prior years has been reclassified to conform to the current year’s presentation.

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

EXECUTIVE OVERVIEW

Net income for the year ended December 31, 2010 was $52.2 million, a decrease of $22.6 million, or 30.2%, from 2009’s net income of $74.8 million. The decrease in net income from the prior year was mainly due to the $33.6 million gain on the Peoples First Community Bank (Peoples First) acquisition in December 2009. Diluted earnings per share for 2010 were $1.40, a decrease of $0.86 from 2009’s diluted earnings per share of $2.26. Our return on average assets for 2010 was 0.62% compared to 1.05% for 2009. The lower net income and diluted earnings per share in 2010 include the impact of two significant events that occurred in the fourth quarter of 2009: our common stock offering of 4,945,000 shares and the acquisition of Peoples First adding $1.71 billion of assets.

Our year-end results were also impacted by the continuing national economic difficulties. Weaknesses in residential development and rising unemployment levels in our market areas resulted in a higher allowance for loan losses in 2010 which increased to $82.0 million at December 31, 2010 from $66.1 million recorded at December 31, 2009. In addition to the continuing economic issues, we recorded a specific reserve of $5.2 million in the second quarter of 2010 related to the Gulf Oil Spill. We reversed $1 million of the specific reserve in the fourth quarter of 2010 as we continue to monitor the effects on our markets. As a result of these difficult national and regional issues, we recorded a provision for loan losses of $66.0 million in 2010, which represents an increase of $11.4 million compared to 2009. Net charge-offs for 2010 were $50.7 million, or 1.01% of average loans, up slightly compared to 2009’s net charge-offs of $50.3 million, or 1.17% of average loans. Of the $50.7 million in net charge-offs in 2010, $36.3 million was related to commercial/real estate loans due to the ongoing sluggish economy.

At December 31, 2010, our total assets were $8.1 billion, a decrease of $558.8 million, or 6.4%, from December 31, 2009. The decrease in total assets was due to a decrease in earnings assets of $451.8 million due to the ongoing recession. Loan demand decreased with period-end loans down $157.0 million from December 2009. We experienced a decrease in securities of $165.6 million from December 2009 due to maturities. We also experienced a decline in deposits over the past year. Period-end deposits at December 31, 2010 were $6.8 billion, down $420.1 million, or 5.8%, from December 31, 2009. The $420.1 million decline was primarily related to expected run-off in Peoples First time deposits. Prior to the acquisition, Peoples First deposit pricing was very aggressive in order to attract deposits and their deposit rates were considerably higher than comparable banks. We continue to remain very well capitalized with total equity of $856.5 million at December 31, 2010, up $18.9 million, or 2.3%, from December 31, 2009.

On December 22, 2010, the Company and Whitney Holding Corporation entered into a definitive agreement for Whitney to merge into the Company in a stock-for-stock transaction. The transaction was approved unanimously by both companies’ boards of directors. Under the terms of the agreement, subject to shareholder and regulatory approval and other customary conditions, shareholders of Whitney Holding Corporation will receive 0.418 shares of the Company’s common stock in exchange for each share of Whitney common stock. In connection with the merger, the Company plans to issue common equity for net proceeds of approximately $220 million and, subject to the receipt of requisite approvals, expects to repurchase all of Whitney’s TARP preferred stock and warrants held by the U.S. Treasury at closing.

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

Another significant statistic in the analysis of net interest income is the effective interest differential (also referred to as the net interest margin), which is the ratio of net interest income (te) to our average earning assets. The difference between the average yield on earning assets and the effective rate paid for all deposits and borrowed funds, non-interest-bearing as well as interest-bearing is the net interest spread. Since a portion of the Bank’s deposits does not bear interest, such as demand accounts, the rate paid for all funds is lower than the rate on interest-bearing liabilities alone. The net interest margin (te) for the years 2010, 2009, and 2008 was 3.88%, 3.78%, and 3.80%, respectively.

Net interest income (te) of $282.0 million was recorded for the year 2010, an increase of $41.6 million, or 17.3%, from 2009. We experienced an increase of $20.6 million, or 9.4%, from 2009 to 2008. The factors contributing to the changes in net interest income (te) for 2010, 2009 and 2008 are presented in Tables 1 and 2. Table 1 is an analysis of the components of average balance sheets, levels of interest income and expense and the resulting earning asset yields and liability rates. Table 2 details the overall changes in the level of net interest income into rate and volume.

The increase of $41.6 million in net interest income (te) in 2010 from 2009 was caused by an increase in average earnings assets of $896.1 million, or 14.1%. In 2010, our average loan growth increased $695.6 million, or 16.1%, average short-term investments increased $201.0 million, or 40.4%, and average securities decreased $0.6 million, or 0.04% from 2009. Our loan yield fell 2 basis points while our yield on securities fell 57 basis points pushing the yield on average earnings assets down 26 basis points. However, total funding costs over last year were down 36 basis points.

When comparing 2009 to 2008, the primary driver of the $20.6 million, or 9.4% increase, in net interest income (te) was a $574.5 million, or 9.9%, increase in average earning assets. In 2009, our average loan growth increased $436.2 million, or 11.3%, average short-term investments increased $321.2 million, or 182.7%, and average securities decreased $182.9 million, or 10.5% from 2008. With short-term interest rates down significantly from 2008, our loan yield fell 68 basis points, pushing the yield on average earnings assets down 70 basis points. However, total funding costs over 2008 were down 68 basis points.

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

The following table is a summary of average balance sheets that reflects average interest earned, average interest paid, average yield and average rate:

TABLE 1. Summary of Average Balance Sheets (w/Net Interest Income (te) & Interest Rates)

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(In thousands)
Assets
Interest-Earnings Assets:
Loans* (te)	$5,005,753	$293,933	5.86%	$4,310,120	$253,732	5.89%	$3,873,908	$254,347	6.57%
U.S. Treasury securities	11,437	72	0.63%	10,986	175	1.59%	11,366	296	2.60%
U.S. agency securities	152,268	3,964	2.60%	165,725	6,778	4.09%	349,931	16,000	4.57%
CMOs	284,397	10,493	3.69%	162,811	8,251	5.07%	150,692	7,465	4.95%
Mortgage-backed securities	905,212	42,350	4.68%	1,029,860	51,553	5.01%	1,012,274	52,564	5.19%
Obligations of states and political subdivisions:
taxable	61,605	2,919	4.74%	56,414	2,493	4.42%	52,070	1,661	3.19%
nontaxable (te)	127,164	8,047	6.33%	110,517	7,008	6.34%	120,237	7,659	6.37%
Other corporate securities	16,936	856	5.05%	23,257	1,323	5.33%	45,560	2,061	4.34%
Total investment in securities	1,559,019	68,701	4.41%	1,559,570	77,581	4.97%	1,742,130	87,706	5.03%
Federal funds sold and short-term investments	698,042	1,750	0.25%	497,048	4,475	0.90%	175,891	3,838	2.18%

Total interest-earning assets (te)	7,262,814	364,384	5.01%	6,366,738	335,788	5.27%	5,791,929	345,891	5.97%

Non-earning assets:
Other assets	1,236,610			796,479			687,814
Allowance for loan losses	(73,190)			(63,450)			(53,354)

Total assets	$8,426,234			$7,099,767			$6,426,389

Liabilities and Stockholder’s Equity
Interest-bearing Liabilities:
Interest-bearing transaction deposits	$1,940,470	9,013	0.46%	$1,486,438	7,264	0.49%	$1,415,288	13,751	0.97%
Time deposits	2,736,206	54,371	1.99%	1,987,059	58,252	2.93%	1,843,966	70,659	3.83%
Public funds	1,163,993	9,519	0.82%	1,288,117	18,797	1.46%	1,046,484	26,642	2.55%

Total interest-bearing deposits	5,840,669	72,903	1.25%	4,761,614	84,313	1.77%	4,305,738	111,052	2.58%

Customer repurchase agreements	477,174	9,303	1.95%	523,351	10,802	2.06%	524,712	14,491	2.76%
Other interest-bearing liabilities	38,452	209	0.54%	90,172	205	0.23%	30,186	536	1.78%
Capitalized Interest	—	(70)	0.00%	—	(20)	0.00%	—	(77)	0.00%

Total interest-bearing liabilities	6,356,295	82,345	1.30%	5,375,137	95,300	1.77%	4,860,636	126,002	2.59%

Non-interest bearing:
Demand deposits	1,076,829			935,985			876,669
Other liabilities	127,400			114,270			104,279
Stockholders’ equity	865,710			674,375			584,805

Total liabilities & stockholders’ equity	$8,426,234		1.13%	$7,099,767		1.50%	$6,426,389		2.17%

Net interest income and margin (te)		$282,039	3.88%		$240,487	3.78%		$219,889	3.80%

Net earning assets and spread	$906,519		3.72%	$993,171		3.50%	$933,161		3.38%

*

Loan interest income includes loan fees of $0.2 million, $0.8 million and $0.5 million for each of the three years ended December 31, 2010, 2009 and 2008. Non-accrual loans in average balances and income on such loans, if recognized, is recorded on a cash basis. Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

The following table presents the change in interest income and the change in interest expense:

TABLE 2. Summary of Changes in Net Interest Income (te)

	2010 Compared to 2009			2009 Compared to 2008
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest Income (te)
Loans	$39,669	$533	$40,202	$23,974	($24,589)	($615)
U.S. Treasury securities	7	(110)	(103)	(10)	(111)	(121)
U.S. agency securities	(516)	(2,298)	(2,814)	(7,680)	(1,542)	(9,222)
CMOs	1,917	325	2,242	614	172	786
Mortgage-backed securities	(5,974)	(3,229)	(9,203)	(227)	(784)	(1,011)
Obligations of states and political subdivisions:
Taxable	241	185	426	154	678	832
Nontaxable (te)	1,029	10	1,039	(615)	(36)	(651)
FHLB stock and other corporate securities	(332)	(136)	(468)	(1,132)	394	(738)
Total investment in securities	(3,628)	(5,253)	(8,881)	(8,896)	(1,229)	(10,125)
Federal funds and short-term investments	1,341	(4,066)	(2,725)	3,893	(3,256)	637

Total interest income (te)	37,382	(8,786)	28,596	18,971	(29,074)	(10,103)

Interest-bearing transaction deposits	2,124	(375)	1,749	659	(7,146)	(6,487)
Time deposits	18,146	(22,027)	(3,881)	5,163	(17,570)	(12,407)
Public funds	(1,668)	(7,610)	(9,278)	5,230	(13,075)	(7,845)

Total interest-bearing deposits	18,602	(30,012)	(11,410)	11,052	(37,791)	(26,739)

Securities sold under repurchase agreements	(920)	(579)	(1,499)	(38)	(3,651)	(3,689)
Other interest-bearing liabilities	(131)	84	(47)	4	(277)	(273)

Total interest expense	17,551	(30,507)	(12,956)	11,018	(41,719)	(30,701)

Net interest income (te) variance	$19,831	$21,721	$41,552	$7,953	$12,645	$20,598

Provision for Loan Losses

Continued weakness in residential real estate and commercial real estate, and elevated unemployment levels in our market areas had a significant impact on our net charge-off levels and resulted in a higher allowance for loan losses in 2010 compared to 2009. Net charge-offs were $50.7 million, an increase of $0.4 million, or 0.8%, from 2009 to 2010. The increase was primarily reflected in mortgage loans which represent approximately 13.3% of our total loan portfolio, or about $659.7 million at December 31, 2010. The provision for loan losses was $66.0 million in 2010, an increase of $11.4 million, or 20.9% from 2009. Major drivers of the overall higher level of the provision for loan losses were continued weakness in the local and national economies and increases in nonperforming loans. In the fourth quarter of 2010, we reversed $1.0 million of the $5.2 million specific reserve accrued in the second quarter of 2010 for the Gulf Oil Spill. We are continuing to monitor the impact the Gulf Oil Spill is having on our affected markets. The $1.0 million reversal was offset by an increase of $0.7 million related to credit cards in our acquired loan portfolio. The provision for loan losses reflects management’s assessment of the adequacy of the allowance for loan losses to absorb inherent losses in the loan portfolio. The amount of provision for each period is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, identified loan impairment, management’s assessment of the loan portfolio quality, the value of collateral, as well as, overall economic factors. Our allowance for loan losses as a percent of period-end loans was 1.65% at December 31, 2010 compared to 1.29% at December 31, 2009.

Net charge-offs were $50.3 million for 2009, an increase of $28.1 million, or 126.6%, from 2008 to 2009. The provision for loan losses in 2009 was $54.6 million. The allowance for loan losses as a percent of period-end loans was 1.29% in 2009, a decrease of 16 basis points from 1.45% at December 31, 2008. Reported net charge-offs exclude write-downs on purchased impaired loans because the fair value already considers the estimated credit losses.

Noninterest Income

Table 3 presents a three-year analysis of the components of noninterest income along with the percentage changes between years for each component. Overall, noninterest income of $136.9 million was reported in 2010, as compared to $157.3 million for 2009 and $127.8 million for 2008. This represents a decrease of $20.4 million, or 13%, from 2009 to 2010 and an increase of $29.5 million, or 23%, from 2008 to 2009.

TABLE 3. Noninterest Income

	2010	% Change	2009	% Change	2008
	(In thousands)
Service charges on deposit accounts	$45,335	0%	$45,354	3%	$44,243
Trust fees	16,715	10%	15,127	-10%	16,858
Income from insurance operations	14,461	1%	14,355	-13%	16,554
Investment and annuity fees	10,181	24%	8,220	-24%	10,807
Debit card and merchant fees	14,941	33%	11,252	2%	11,082
ATM fees	9,486	29%	7,374	8%	6,856
Secondary mortgage market operations	8,915	51%	5,906	98%	2,977
Income from bank owned life insurance	5,219	-6%	5,527	-6%	5,906
Outsourced check income	(200)	113%	(94)	-133%	285
Letter of credit fees	1,451	11%	1,309	15%	1,140
Gain on sale of property and equipment	316	-73%	1,180	96%	602
Gain on acquisition	—	N/M *	33,623	N/M *	—
Accretion of indemnification asset	4,890	N/M *	—	N/M *	—
Other income	5,239	-36%	8,125	44%	5,643
Securities transactions gains, net	—	N/M *	69	N/M *	4,825

Total noninterest income	$136,949	-13%	$157,327	23%	$127,778

*	Not meaningful

The primary factor impacting the decrease in noninterest income compared to a year ago was the $33.6 million gain on acquisition of Peoples First in December 2009. Partially offsetting the decrease in noninterest income was a $4.9 million increase due to accretion on the FDIC indemnification asset from the Peoples First acquisition.

Income from service charges on deposit accounts remained about the same in 2010 compared to 2009, mainly because of lower overdraft and NSF item counts due to new Federal Reserve consumer protection regulations. When comparing 2009 to 2008, service charges on deposit accounts increased $1.1 million, or 3% in 2009 because of increased overdrafts. Service charges include periodic account maintenance fees for both commercial and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

Trust fees were up $1.6 million, or 10%, compared to 2009 mainly due to improved financial market conditions. Trust fees decreased $1.7 million, or 10%, from 2009 to 2008 due to difficult market conditions.

Investment and annuity fees increased $2.0 million, or 24%, in 2010 mainly due to improved financial market conditions. Investment and annuity fees decreased $2.6 million, or 24%, from 2008 to 2009 mainly due to difficult financial market conditions. Investment and annuity fees include stock brokerage and annuity sales as well as fixed-income securities transactions for correspondent banks and other commercial and personal customers.

Debit card and merchant fees were up $3.7 million, or 33%, compared to 2009, mainly due to increased activity from the Peoples First acquisition and were up $0.2 million, or 2%, in 2009 compared to 2008.

ATM fees rose $2.1 million, or 29%, over 2009 due to increased activity from the Peoples First acquisition and increased growth in our Mississippi and Louisiana markets. When comparing 2009 to 2008, ATM fees increased $0.5 million, or 8%.

Fee income generated by our secondary mortgage market operations increased $3.0 million, or 51%, between 2010 and 2009 after increasing $2.9 million, or 98%, between 2009 and 2008. Because of the historically low rate environment, the refinancing of current loans increased during 2009 and continued during 2010. The increase in 2009 over 2008 was also due to a higher volume of secondary market loans.

Other income decreased $2.9 million in 2010 mainly due to gains on sales of land of $1.4 million and a $1.0 million increase in other investment income during 2009.

Noninterest Expense

Table 4 presents an analysis of the components of noninterest expense for the years 2010, 2009 and 2008. The level of operating expenses increased $45.8 million, or 20%, from 2009 to 2010 and increased $20.0 million, or 9%, from 2008 to 2009.

TABLE 4. Noninterest Expense

	2010	% Change	2009	% Change	2008
	(In thousands)
Employee compensation	$112,477	18%	$95,674	8%	$88,670
Employee benefits	29,565	15%	25,775	22%	21,103

Total personnel expense	142,042	17%	121,449	11%	109,773
Equipment and data processing expense	34,215	18%	28,892	-2%	29,424
Net occupancy expense	23,803	17%	20,340	4%	19,538
Postage and communications	11,019	30%	8,474	-10%	9,454
Ad valorem and franchise taxes	3,568	-1%	3,621	3%	3,532
Legal and professional services	16,447	33%	12,321	-3%	12,718
Printing and supplies	2,380	25%	1,911	4%	1,833
Amortization of intangible assets	2,728	93%	1,417	-1%	1,432
Advertising	7,713	38%	5,597	-19%	6,917
Deposit insurance and regulatory fees	11,401	-9%	12,589	342%	2,851
Training expenses	627	45%	432	-34%	655
Other real estate owned expense, net	4,475	230%	1,357	48%	917
Insurance expense	2,010	6%	1,905	-4%	1,975
Other fees	3,649	-4%	3,802	-7%	4,084
Non loan carge-offs	982	-34%	1,494	151%	595
Other expense	12,201	55%	7,869	2%	7,745

Total noninterest expense	$279,260	20%	$233,470	9%	$213,443

Total personnel expense increased $20.6 million, or 17%, in 2010 when compared to the prior year and increased $11.7 million, or 11%, from 2008 to 2009. The increase is mainly due to the additional full time equivalent employees from the Peoples First acquisition. Total personnel expense consists of employee compensation and employee benefits. Employee compensation includes base salaries and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans. Employee benefits, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan.

Employee compensation increased $16.8 million, or 18%, in 2010, mostly due to base salary expense related to our expanded footprint, increased incentive and bonus expense, and salary FTE increases on legacy Hancock Bank. Employee compensation was up $7.0 million, or 8%, from 2008 to 2009 primarily due to the previous reasons in addition to lower deferrals of salary loan origination costs. Employee benefits expense increased $3.8 million, or 15%, in 2010 over the prior year primarily due to increased health insurance and 401K match related to increased base pay, and was $4.7 million, or 22% higher in 2009 compared to 2008 due to increased pension expense.

Equipment and data processing expense was up $5.3 million, or 18%, compared to 2009 due to increased operating activity and the system conversion project associated with Peoples First.

Net occupancy expense increased $3.5 million, or 17%, in 2010 mainly due to the facilities acquired from Peoples First. Increased expenses related mainly to building rent, utilities, property taxes and building insurance. Net occupancy expense increased $0.8 million, or 4%, in 2009 over 2008 due to higher insurance rates, property taxes and an increase in general service contracts.

Legal and professional services increased $4.1 million, or 33%, in 2010 compared to 2009, mostly due to increased costs associated with the acquisition, valuation and conversion of Peoples First, increased indirect dealer fees in Mississippi and increased foreclosure expenses.

Deposit insurance and regulatory fees decreased $1.2 million, or 9%, in 2010 and increased $9.7 million in 2009 due to a $3.4 million FDIC special assessment in the second quarter of 2009 and increased fees due to insurance on noninterest bearing transaction accounts in 2009.

Advertising expense increased $2.1 million, or 38%, over 2009 mostly due to increased television, radio and newspaper ads and direct mail activity in our new Florida market areas. Advertising expense decreased $1.3 million, or 19%, from 2008 to 2009 mainly due to decreases in direct mailing and newspaper advertising.

Other real estate owned expense increased $3.1 million in 2010 due to increased volume resulting in additional write-downs and higher expenses.

Income Taxes

Income tax expense was $9.7 million in 2010, $22.9 million in 2009 and $21.6 million in 2008. Our effective income tax rate continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income and tax credits. The effective tax rates for 2010, 2009 and 2008 were 16%, 23% and 25%, respectively. Due to the reduced level of pretax income in 2010, the tax exempt interest income and the utilization of tax credits had a significant impact on the effective tax rate.

SEGMENT REPORTING

See Note 17 to our Consolidated Financial Statements included elsewhere in this report.

BALANCE SHEET ANALYSIS

Securities Available for Sale

Our investment in securities was $1.5 billion at December 31, 2010, compared to $1.6 billion at December 31, 2009. At December 31, 2010, 100% of the portfolio was comprised of securities classified as available for sale and none were classified as trading or held to maturity. Average investment securities were $1.6 billion for 2010 and 2009.

The vast majority of securities in our portfolio are fixed rate and there were no investments in securities of a single issuer, other than U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies that exceeded 10% of stockholders’ equity. We do not invest in subprime or “Alt A” home mortgage loans. We also hold short-term investments that represent U.S. government agency discount notes that all mature in less than 1 year. The investments are classified as available for sale and are carried at fair value. Unrealized holding gains are excluded from net income and are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. At December 31, 2010, the average maturity of the portfolio was 3.62 years with an effective duration of 2.37 and an average yield of 4.41%.

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

The amortized costs of securities classified as available for sale at December 31, 2010, 2009 and 2008, were as follows (in thousands):

TABLE 5. Securities by Type

	Years Ended December 31,
	2010	2009	2008
Available for sale securities
U.S. Treasury	$10,797	$11,869	$11,250
U.S. government agencies	106,054	131,858	224,803
Municipal obligations	181,747	188,656	151,706
Mortgage-backed securities	761,704	1,076,708	1,041,805
CMOs	367,662	140,663	195,771
Other debt securities	14,329	15,578	25,117
Equity securities	3,428	1,071	1,047

	$1,445,721	$1,566,403	$1,651,499

The amortized cost, yield and fair value of debt securities at December 31, 2010, by contractual maturity, were as follows (amounts in thousands):

TABLE 6. Securities Maturities by Type

	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield
Available for sale
U.S. Treasury	$10,389	$408	$—	$—	$10,797	$10,844	0.46%
U.S. government agencies	75,400	30,601	53	—	106,054	106,591	1.68%
Municipal obligations	12,317	46,224	98,048	25,158	181,747	180,443	5.98%
Mortgage-backed securities	—	8,637	112,992	640,075	761,704	799,686	4.52%
CMOs	—	124,803	5,234	237,625	367,662	372,051	3.29%
Other debt securities	1,544	9,322	3,296	167	14,329	15,285	5.66%

	$99,650	$219,995	$219,623	$903,025	$1,442,293	$1,484,900	4.17%

Fair Value	$99,403	$221,419	$224,468	$939,610	$1,484,900

Weighted Average Yield	1.45%	3.15%	4.71%	4.35%	4.17%
Other Equity Securities					$3,428	$3,985	N/A

Total available for sale securities					$1,445,721	$1,488,885	4.17%

Federal Funds Sold and Short-term Investments

We held $0.1 million in federal funds sold in 2010, a decrease of $0.3 million from 2009. We held $275.0 million at December 31, 2010 and $214.8 million at December 31, 2009 in U.S. government agency discount notes as securities available for sale at amortized cost. The short-term investments all mature in less than 1 year. As the amortized cost is a reasonable estimate for fair value of these short-term investments, there were no gross unrealized losses to evaluate for impairment in the years ended December 31, 2010 and December 31, 2009. We did this primarily for liquidity and to use these investments as collateral for public fund deposit and customer repos.

Loan Portfolio

Average loans were $5.0 billion in 2010, an increase of $695.6 million, or 16.1%, over 2009 primarily due to the acquisition of Peoples First in December 2009. Average covered loans were up $833.9 million over 2009 due to the Peoples First acquisition taking place during the last month of the year. Covered loans refer to loans we acquired in the Peoples First FDIC-assisted transaction that are subject to loss-sharing agreements with the FDIC. As indicated by Table 7, commercial and real estate loans decreased $33.4 million, or 1.2%, from 2009. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations. We originate commercial and real estate loans to a wide variety of customers in many different industries and, as such, no single industry concentrations existed at December 31, 2010.

Mortgage loans of $408.7 million were $30.9 million, or 7.0%, lower than in 2009. We originate both fixed-rate and adjustable-rate mortgage loans. Certain types of mortgage loans are sold in the secondary mortgage market, while Hancock retains other types. We also originate home equity loans. This product offers customers the opportunity to leverage rising home values and equity, when the market allows, to obtain tax-advantaged consumer financing. We do not offer subprime or “Alt A” home mortgage loans.

Direct consumer loans, which include loans and revolving lines of credit made directly to consumers, were up $10.1 million, or 1.7%, from 2009.

We originate indirect consumer loans, which consist primarily of consumer loans originated through third parties such as automobile dealers or other point-of-sale channels. Indirect consumer loans of $333.8 million for 2010 were down $77.9 million, or 18.9%, from 2009.

We own a finance company subsidiary, which originates both direct and indirect consumer loans. Finance company loans decreased $6.1 million, or 5.5%, at December 31, 2010, compared to the subsidiary’s outstanding loans on December 31, 2009. Harrison Finance in late 2008 closed several branches with the portfolio experiencing no real growth for 2010. This customer base is much more likely to be severely impacted by employment weakness and loss of access to credit representing a higher risk profile. Some loan types have been discontinued in 2010 and new emphasis is being placed on loan quality and asset quality maintenance in this area.

The following table shows average loan growth for the three-year period ended December 31, 2010:

TABLE 7. Average Loans

	2010			2009			2008
	Balance	TE Yield	Mix	Balance	TE Yield	Mix	Balance	TE Yield	Mix
				(In thousands)
Commercial & R.E. loans	$2,675,478	5.35%	53.4%	$2,708,848	5.35%	62.8%	$2,393,856	6.00%	61.8%
Mortgage loans	408,671	5.67%	8.2%	439,584	5.72%	10.2%	418,133	5.93%	10.8%
Direct consumer loans and credit card loans	614,624	5.48%	12.3%	604,555	5.54%	14.0%	540,885	6.73%	13.9%
Indirect consumer loans	333,834	6.36%	6.7%	411,772	6.65%	9.6%	405,964	6.81%	10.5%
Finance company loans	105,398	17.38%	2.1%	111,500	17.38%	2.6%	115,070	18.53%	3.0%
Covered loans	867,748	6.18%	17.3%	33,861	7.64%	0.8%	—	0.00%	0.0%

Total average loans (net of unearned)	$5,005,753	5.86%	100.0%	$4,310,120	5.89%	100.0%	$3,873,908	6.57%	100.0%

The following table sets forth, for the periods indicated, the composition of our loan portfolio:

TABLE 8. Loans Outstanding by Type

	Loan Portfolio Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Real estate:
Residential mortgages 1-4 family	$780,052	$752,378	$771,995	$705,566	$702,772
Residential mortgages multifamily	89,301	73,467	65,979	53,442	69,296
Home equity lines/loans	327,153	353,099	312,598	214,528	133,540
Construction and development	409,478	521,740	586,830	628,037	534,460
Nonresidential	1,131,821	1,041,159	943,105	731,318	666,593
Commercial, industrial and other	893,277	815,603	884,102	627,015	551,484
Consumer	456,940	535,288	611,036	564,869	525,164
Lease financing	54,872	68,451	72,571	72,717	69,487
Other revolving credit	16,104	15,839	15,933	15,391	14,262
Covered loans	809,151	950,430	—	—	—

	4,968,149	5,127,454	4,264,149	3,612,883	3,267,058
Less, unearned income	10,985	13,279	14,859	16,326	17,420

Net loans	$4,957,164	$5,114,175	$4,249,290	$3,596,557	$3,249,638

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio:

TABLE 9. Loans Maturities by Type

	December 31, 2010 Maturity Range
	Within One Year	After One Through Five Years	After Five Years	Total
		(In thousands)
Commercial, industrial and other	$306,764	$323,447	$263,066	$893,277
Real estate - construction	47,217	315,594	46,667	409,478
Covered loans	269,657	171,500	367,994	809,151
All other loans	191,285	819,800	1,834,173	2,845,258

Total loans	$814,923	$1,630,341	$2,511,900	$4,957,164

The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is shown below:

TABLE 10. Loans Sensitivity to Changes in Interest Rates

December 31, 2010
(In thousands)
Commercial, industrial, and real estate construction maturing after one year:
Fixed rate	$785,262
Floating rate	163,514
Covered loans maturing after one year:
Fixed rate	146,918
Floating rate	392,576
Other loans maturing after one year:
Fixed rate	1,691,257
Floating rate	962,715

Total	$4,142,242

Non-performing Assets

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

Included in non-accrual loans is $8.7 million in restructured commercial loans. Total troubled debt restructurings for the period were $12.6 million. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. The concessions involve paying interest only for a period of 6 to 12 months. We do not typically lower the interest rate or forgive principal or interest as part of the loan modification. There have been no commitments to lend additional funds to any borrowers whose loans have been restructured. Troubled debt restructurings can involve loans remaining on non-accrual, moving to non-accrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. The evaluation of the borrower’s financial condition and prospects include consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status. A sustained period of repayment performance generally would be a minimum of six months and would involve payments of cash or cash equivalents. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a non-accrual loan.

The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, troubled debt restructurings and real estate owned. Loans past due 90 days or more and still accruing are also disclosed:

TABLE 11. Non-performing Assets

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Loans accounted for on a non-accrual basis	$66,988	$30,978	$29,976	$13,067	$3,500
Loans accounted for on a non-accrual basis - covered	45,286	55,577	—	—	—
Restructured loans	12,641	—	—	—	—
Foreclosed assets	17,595	14,336	5,360	2,297	681
Foreclosed assets - covered	15,682	—	—	—	—

Total non-performing assets	$158,192	$100,891	$35,336	$15,364	$4,181

Loans 90 days past due still accruing	$1,492	$11,647	$11,005	$4,154	$2,552

Ratios
Non-performing assets to loans plus other real estate	3.17%	1.97%	0.83%	0.43%	0.13%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	51.35%	58.69%	133.16%	241.43%	694.67%
Loans 90 days past due still accruing to loans	0.03%	0.23%	0.26%	0.11%	0.08%

Total non-performing assets at December 31, 2010 were $158.2 million, an increase of $57.3 million, or 57%, from December 31, 2009. Loans that are over 90 days past due but still accruing were $1.5 million at December 31, 2010 compared to $11.6 million at December 31, 2009. The decrease in loans 90 days past due and most of the increase in non-accrual loans can be attributed to the effects of Management’s more aggressive risk management discipline. During 2010, we implemented a new policy, classifying Finance Company loans that are more than 90 days past due as non-accrual. Approximately $15.7 million of the $18.9 million increase in foreclosed assets is due to the acquisition of Peoples First and are covered assets under FDIC loss-sharing agreements. The increases in foreclosed assets and non-accrual loans are mainly due to the on-going national recession, weakness in residential development, and higher unemployment levels across all of our markets. Management believes that the loans included in the non-performing assets total are being handled appropriately.

The amount of interest that would have been recorded on non-accrual loans had the loans not been classified as “non-accrual” was $5.7 million, $2.0 million, $1.1 million, $0.05 million and $0.8 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. Interest actually received on non-accrual loans at December 31, 2010 and 2009 was $1.0 million and $0.3 million, respectively, and for the years ended December 31, 2008, 2007 and 2006 was not material.

Allowance for Loan and Lease Losses

Management and the Audit Committee are responsible for maintaining an effective loan review system, and internal controls, which include an effective risk rating system that identifies, monitors, and addresses asset quality problems in an accurate and timely manner. The allowance is evaluated for adequacy on at least a quarterly basis.

Our loan loss reserve methodology is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios of the Bank as of the date of determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the Allowance for Loan and Lease Losses (ALLL).

The methodology for determining the allowance for loan and lease losses involves significant judgment. Therefore, we have established a methodology for measuring the adequacy of the ALLL, which is systematic and consistently applied each quarter. The analysis and methodology include three primary segments: (1) a specific reserve analysis for those loans considered impaired under FASB guidance; (2) a pool analysis of groups of loans within the portfolio that have similar characteristics; and (3) qualitative risk factors and general economic conditions.

The guidance requires that a reserve analysis is to be completed on all loans that have been determined to be impaired by Management. When a loan is determined to be impaired, the amount of that impairment must be measured by either the loan’s observable market price, the fair value of the collateral of the loan, less liquidation costs, if it is collateral dependent, or by calculating the present value of expected future cash flows discounted at the loan’s effective interest rate. If the value of the impaired loan is less than the current balance of the loan, we must recognize the impairment by creating a specific reserve allowance for the shortfall.

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

At December 31, 2010, the allowance for loan losses was $82.0 million, or 1.65%, of year-end loans, compared to $66.1 million, or 1.29%, of year-end loans for 2009. The allowance includes a $4.2 million provision designated for the potential impact of the 2010 Gulf Oil Spill and a $0.7 provision related to credit cards in our acquired loan portfolio. In addition, an increased estimated provision of $6.5 million was added for specific reserve analysis for those loans considered impaired under ASC 310 and $4.6 million was added for loans that are considered non-impaired under ASC 450. We do not offer subprime home mortgage loans, and therefore, our increased reserve is not associated with those high risk loans. The only higher risk loans we offer are through our finance company but those loans are immaterial to our loan portfolio. Net charge-offs increased to $50.7 million in 2010, as compared to $50.3 million in 2009. Overall, the allowance for loan losses was 51.4% of non-performing loans and accruing loans 90 days past due at year-end 2010 compared to 58.7% at year-end 2009.

Purchased loans are recorded at fair value at the acquisition date. In addition, reported net charge-offs exclude write-downs on purchased impaired loans as the fair value already considers the estimated credit losses. For our purchased loans, we estimate expected cash flows at each quarterly reporting date. Subsequent decreases to expected cash flows will generally result in a provision for loan losses and subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and an adjustment to accretable yield. As mentioned in the prior paragraph, we recorded a $0.7 million provision related to credit cards in our acquired loan portfolio in the fourth quarter of 2010.

We utilize quantitative methodologies to determine the adequacy of the allowance for loan and lease losses and are of the opinion that the allowance at December 31, 2010 is adequate.

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

TABLE 12. Summary of Activity in the Allowance for Loan Losses

	At and For The Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Net loans outstanding at end of period	$4,957,164	$5,114,175	$4,249,290	$3,596,557	$3,249,638

Average net loans outstanding	$5,005,753	$4,310,120	$3,873,908	$3,428,009	$3,062,222

Balance of allowance for loan losses at beginning of period	$66,050	$61,725	$47,123	$46,772	$74,558

Loans charged-off:
Real estate	4,615	3,670	1,360	530	758
Commercial	39,247	36,882	12,974	2,597	3,676
Consumer, credit cards and other revolving credit	14,258	14,333	13,051	11,159	14,712
Lease financing	146	30	22	166	369

Total charge-offs	58,266	54,915	27,407	14,452	19,515

Recoveries of loans previously charged-off:
Real estate	740	241	162	188	263
Commercial	3,491	766	1,036	2,774	4,729
Consumer, credit cards and other revolving credit	3,353	3,642	4,026	4,205	7,489
Lease financing	—	1	—	43	10

Total recoveries	7,584	4,650	5,224	7,210	12,491

Net charge-offs	50,682	50,265	22,183	7,242	7,024
Provision for (reversal of) loan losses, net (a)	65,991	54,590	36,785	7,593	(20,762)
Increase in indemnification asset (a)	638	—	—	—	—

Balance of allowance for loan losses at end of period	$81,997	$66,050	$61,725	$47,123	$46,772

Ratios
Gross charge-offs to average loans	1.16%	1.27%	0.71%	0.42%	0.64%
Recoveries to average loans	0.15%	0.11%	0.13%	0.21%	0.41%
Net charge-offs to average loans	1.01%	1.17%	0.57%	0.21%	0.23%
Allowance for loan losses to year end loans	1.65%	1.29%	1.45%	1.31%	1.44%
Net charge-offs to period-end net loans	1.02%	0.98%	0.52%	0.20%	0.22%
Allowance for loan losses to average net loans	1.64%	1.53%	1.59%	1.37%	1.53%
Net charge-offs to loan loss allowance	61.81%	76.10%	35.94%	15.37%	15.02%

(a)

The provision for loan losses is shown “net” after coverage provided by FDIC loss share agreements on covered loans. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of $672, and the impairment ($34) on those covered loans.

An allocation of the loan loss allowance by major loan category is set forth in the following table. There were no relevant variations in loan concentrations, quality or terms. The unallocated portion of the allowance represents supportable estimates of probable losses inherent in the loan portfolio but not specifically related to one category of the portfolio. The allocation is not necessarily indicative of the category of incurred losses, and the full allowance at December 31, 2010 is available to absorb losses occurring in any category of loans.

TABLE 13. Allocation of Loan Loss by Category

	For Years Ended December 31,
	2010		2009		2008		2007		2006
	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)
					(In thousands)
Real estate	$4,626	71.28	$4,782	71.76	$5,315	63.08	$1,998	64.85	$1,697	64.84
Commercial, industrial and other	52,694	19.18	42,517	17.27	36,448	22.35	27,546	19.15	27,838	18.77
Consumer and other revolving credit	20,512	9.54	18,784	10.97	19,063	14.57	16,111	16.00	15,363	16.39
Unallocated	4,165	—	(33)	—	899	—	1,468	—	1,874	—

	$81,997	100.00	$66,050	100.00	$61,725	100.00	$47,123	100.00	$46,772	100.00

(1)	Loans used in the calculation of “allowance for loan losses” are grouped according to loan purpose.
(2)	Loans used in the calculation of “% of loans to total loans” are grouped by collateral type.

Deposits

Total average deposits increased by $1.2 billion, or 21.4%, from $5.7 billion at December 31, 2009 to $6.9 billion at December 31, 2010 mainly due to the Peoples First acquisition in December 2009. The increases occurred across all deposit types. Non-interest bearing demand deposits grew $140.8 million, or 15.0%, NOW account deposits grew $81.2 million, or 5.0%, money market deposits grew $212.0 million, or 32.5%, savings deposits grew $55.3 million or 14.8%, and time deposits increased $730.5 million or 34.5%.

Over the course of 2010, we continued our focus on multiple accounts, core deposit relationships and strategic placement of time deposit campaigns to stimulate overall deposit growth. In addition, we keep as our highest priority, continued customer demand for safety and liquidity of deposit products. The Banks traditionally price their deposits to position themselves competitively with the local market.

Table 14 shows average deposits for a three-year period.

TABLE 14. Average Deposits

	2010			2009			2008
	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
				(In thousands)
Non-interest bearing demand deposits	$1,076,829	0.00%	16%	$935,985	0.00%	16%	$876,669	0.00%	17%
NOW account deposits	1,697,720	0.65%	25%	1,616,523	1.09%	28%	1,195,900	1.65%	23%
Money market deposits	864,582	0.71%	12%	652,572	0.95%	11%	612,510	1.91%	12%
Savings deposits	428,083	0.12%	6%	372,781	0.12%	7%	370,705	0.26%	7%
Time deposits (including Public Funds CDs)	2,850,284	1.94%	41%	2,119,738	2.84%	38%	2,126,623	3.70%	41%

Total average deposits	$6,917,498		100%	$5,697,599		100%	$5,182,407		100%

Time certificates of deposit of $100,000 and greater at December 31, 2010 had maturities as follows:

TABLE 15. Maturity of Time Deposits greater than or equal to $100,000

December 31, 2010
(In thousands)
Three months	$270,843
Over three through six months	140,203
Over six months through one year	397,800
Over one year	456,412

Total	$1,265,258

Short-Term Borrowings

The following table sets forth certain information concerning our short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase and FHLB borrowings.

TABLE 16. Short-Term Borrowings

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Federal funds purchased:
Amount outstanding at period-end	$—	$250	$—
Weighted average interest at period-end	0.14%	0.11%	—
Maximum amount at any month-end during period	$6,900	$4,700	$33,775
Average amount outstanding during period	$2,734	$3,484	$16,003
Weighted average interest rate during period	0.13%	0.21%	2.20%
Securities sold under agreements to repurchase:
Amount outstanding at period-end	$364,676	$484,457	$505,932
Weighted average interest at period-end	1.69%	1.99%	2.10%
Maximum amount at any month end during-period	$534,627	$567,888	$621,424
Average amount outstanding during period	$477,174	$523,351	$524,712
Weighted average interest rate during period	1.95%	2.06%	2.76%
FHLB borrowings:
Amount outstanding at period-end	$10,172	$30,805	$—
Weighted average interest at period-end	1.19%	0.38%	—
Maximum amount at any month end during-period	$30,676	$156,000	$—
Average amount outstanding during period	$22,846	$75,160	$2,650
Weighted average interest rate during period	0.57%	0.17%	2.04%

Return on Equity and Assets

Information regarding performance and equity ratios is as follows:

TABLE 17. Return on Equity and Assets

	Years Ended December 31,
	2010	2009	2008
Return on average assets	0.62%	1.05%	1.02%
Return on average common equity	6.03%	11.09%	11.18%
Dividend payout ratio	68.09%	42.11%	46.38%
Average common equity to average assets ratio	10.27%	9.50%	9.10%

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

At December 31, 2010, we had $912.2 million in unused loan commitments outstanding, of which approximately $728.5 million were at variable rates and the remainder were at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At December 31, 2010, we had $87.0 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at December 31, 2010 and 2009 according to expiration date.

TABLE 18. Commitments and Letters of Credit

		Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
December 31, 2010
Commitments to extend credit	$912,206	$527,426	$81,719	$56,715	$246,346
Letters of credit	87,038	31,271	35,920	19,231	616

Total	$999,244	$558,697	$117,639	$75,946	$246,962

		Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
December 31, 2009
Commitments to extend credit	$983,242	$637,170	$54,678	$64,773	$226,621
Letters of credit	108,736	53,797	19,990	34,934	15

Total	$1,091,978	$690,967	$74,668	$99,707	$226,636

RISK MANAGEMENT

Credit Risk

The Banks’ primary lending focus is to provide commercial, consumer, and real estate loans to consumers, to small and middle market businesses in their respective market areas, and to State, County, and Municipal government entities. Diversification in the loan portfolio is a means of reducing the risks associated with economic fluctuations. The Banks have no significant concentrations of loans to particular borrowers or loans to any foreign entities. The Banks have very granular loan portfolios, with average loan size at very modest levels. We monitor real estate lending concentrations throughout the year, and we do not have any commercial real estate concentrations, as defined by interagency guidelines. We have experienced a decrease in residential construction/development lending over the course of the last three years, as we have actively managed this segment of lending within the Company. This segment of the loan portfolio still represents somewhat of a risk considering national housing trends, local market demand for housing, price softness in some markets, population migration trends, as well as general economic conditions. We monitor local trends for demand and inventory levels, in addition to price stability information. These monitoring disciplines will continue into 2011 and we will adjust our lending posture appropriately.

We are concerned about the stability of real estate values locally and nationally. We have had concerns about non owner occupied commercial investment projects such as hotels; office buildings; mini storage buildings; retail strip centers etc. since occupancies, demand, and lease rates for these properties have not yet fully stabilized. A number of national, regional, and local economic factors will have an impact on the stabilization of these components, so we remain concerned until we see some strengthening in these areas. Appraisal values are likewise impacted in these times of uncertainty as there are challenges to arrive at reliable values in this period when multiple issues are affecting the market.

Appropriate and compliant third party valuations are obtained at the time of origination for real estate secured transactions. As determinations are made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered prior to maturity to determine whether there is some value impairment, leading to a recommendation for partial charge off. Loans that are graded as Substandard or Doubtful within the portfolio and are $1,000,000 and greater in size, are required to have third party valuations performed annually to determine if there is further impairment requiring further write-downs. Those valuations are ordered through, and reviewed by, the Bank’s Appraisal Department consistent with regulatory requirements. The Bank typically orders “as is” value for the subject property if it is in a criticized loan classification.

For those loans under $1,000,000 but over $100,000 we utilize information obtained from historical losses within Other Real Estate sold to discount the appraisal value to determine the impairment associated with the loan. If, in the opinion of management, the value is still in question, it may be necessary to obtain a recertification of the appraisal on hand or obtain an updated or completely new appraisal. Appraisals received that provide a current value that creates an impairment are brought to the monthly Charge-Off meeting with management for discussion and appropriate provisions or charge-offs are promptly recognized.

All loans that have incurred a partial write-down for value impairment are recognized as Substandard or Doubtful on the Bank’s books. The Bank maintains an active Loan Review function so that developing problems are captured and recognized. Further, an active Watch List review routine is in place as part of the Bank’s problem loan management strategy. On no less than a monthly basis, a 90 days and still accruing loan report is sent to the Special Assets manager. This report is reviewed with Management, including the Chief Credit Officer and all loans that are not in the process of collection and/or well secured are recommended for Non-Accrual status. Recommendations flow from all of the above activities to recognize non performing loans and determine accrual status.

The Bank determines the amount of the appropriate write-down (or partial charge off) after review of the appraisal, and considering the amount of estimated selling expenses, other costs of sale, and carrying costs. This analysis would include the customer’s repayment ability outside of the collateral position securing the loan. These are based upon an annual review of the history of these expenses within the Bank.

Our Direct Loan portfolio represents approximately 54% of the bank’s total retail portfolio, including mortgage loans as of 12/31/10. At year end 2010, approximately 97% of the Direct Loan portfolio was secured while approximately 3% of the portfolio was considered unsecured. The size of our Indirect Loan Portfolio continued to trend down during 2010, due to both product demand and our targets for high quality accounts.

Loans are underwritten on the basis of repayment ability and collateral value. Generally, real estate secured loans and mortgage loans are made when the borrower produces evidence of repayment ability along with appropriate equity in the property.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses “ALLL” is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, we estimate the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary segments. These segments include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under generally accepted accounting principles. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt. Beginning in 2011, we changed the scope of the analysis to include all commercial, commercial real estate and substandard mortgage loans with balances of $250,000 or greater.

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

For acquired loans, we must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield which will have a positive impact on interest income.

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

Management and the Asset/Liability Committee (ALCO) direct our IRR management through a Risk Management policy that is designed to produce a stable net interest margin (NIM) in periods of interest rate fluctuation. In adjusting our asset/liability position, the board of directors and management attempt to direct our IRR while enhancing the NIM. At times, depending on the general level of interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, we may determine strategies that could add to the level of IRR in order to increase its NIM. Notwithstanding our IRR management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net earnings.

To control interest rate risk, we regularly monitor the volume of interest sensitive assets compared with interest sensitive liabilities over specific time intervals. Interest-sensitive assets and liabilities are those that are subject to maturity or re-pricing within a given time period. We also administer this sensitivity through the development and implementation of investment, lending, funding and pricing strategies designed to achieve NII performance goals while minimizing the potential negative variations in NII under different interest rate scenarios. Investment strategies, including portfolio durations and cash flows, are formulated and continually adjusted during the implementation to assure attainment of objectives in the most effective manner. Loan and deposit pricing are adjusted weekly to reflect current interest rate and competitive market environments, with duration targets on both reviewed monthly.

The Static Gap Report shown in Table 19 measures the net amounts of assets and liabilities that re-price within a given time period over the remaining lives of those instruments. At December 31, 2010, our cumulative re-pricing gap in the one year interval was -5.0%. The liability sensitive position represents a deposit funding mix of significant balances in short term contractual CDs and interest bearing public fund transaction deposits. The earning asset position is strategically managed with a balance in our loan growth (fixed versus floating and duration targets) and securities portfolio cash flows. We believe we are adequately positioned for the current rate environment.

To further control IRR, we structure our loan portfolio to provide appropriate investment opportunities while minimizing potential volatility in earnings from extension risk. Deposit strategies continue to emphasize a mix of non-certificate of deposit core accounts and consumer time deposits. However, the 2010 yield curve environment has created more demand on consumer time deposits with maturities one year or less.

The following table sets forth the scheduled re-pricing or maturity of our assets and liabilities at December 31, 2010 and December 31, 2009. The assumed prepayment of investments and loans was based on our assessment of current market conditions on such dates. Estimates have been made for the re-pricing of savings, NOW and money market accounts. Actual prepayments and deposit withdrawals will differ from the following analysis due to variable economic circumstances and consumer behavior. Although assets and liabilities may have similar maturities or re-pricing periods, reactions will vary as to timing and degree of interest rate change.

TABLE 19. Analysis of Interest Sensitivity

	December 31, 2010
	Overnight	Within 6 months	6 months to 1 year	1 to 3 years	> 3 years	Non-Sensitive Balance	Total
	(In thousands)
Assets
Securities	$1,134	$157,163	$238,978	$417,828	$666,948	$6,834	$1,488,885
Federal funds sold & short-term investments	351,602	236,795	50,767	—	—	—	639,164
Loans	—	1,791,881	539,085	1,392,903	1,173,164	—	4,897,033
Other assets	—	—	—	—	—	1,113,245	1,113,245

Total Assets	$352,736	$2,185,839	$828,830	$1,810,731	$1,840,112	$1,120,079	$8,138,327

Liabilities
Interest bearing transaction deposits	$—	$1,358,631	$350,532	$1,147,729	$240,807	$—	$3,097,699
Time deposits	—	791,432	835,240	707,024	217,078	—	2,550,774
Non-interest bearing deposits	—	—	—	56,362	1,070,884	—	1,127,246
Borrowings	189,676	88,304	—	97,244	13,129	—	388,353
Other liabilities	—	—	—	—	—	117,707	117,707
Stockholders’ equity	—	—	—	—	—	856,548	856,548

Total Liabilities & Equity	$189,676	$2,238,367	$1,185,772	$2,008,359	$1,541,898	$974,255	$8,138,327

Interest sensitivity gap	$163,060	$(52,528)	$(356,942)	$(197,628)	$298,214	$145,824
Cumulative interest rate sensitivity gap	$163,060	$110,532	$(246,410)	$(444,038)	$(145,824)	—
Cumulative interest rate sensitivity gap as a percentage of total earning assets	2.2%	1.5%	(3.3)%	(5.9)%	(1.9)%

TABLE 19. Analysis of Interest Sensitivity (continued)

	December 31, 2009
	Overnight	Within 6 months	6 months to 1 year	1 to 3 years	> 3 years	Non-Sensitive Balance	Total
	(In thousands)
Assets
Securities	$1,399	$214,695	$153,678	$483,171	$757,545	$839	$1,611,327
Federal funds sold & short-term investments	582,491	214,771	—	—	—	—	797,262
Loans	—	2,419,296	344,186	1,315,098	1,005,657	—	5,084,237
Other assets	—	—	—	—	—	1,204,257	1,204,257

Total Assets	$583,890	$2,848,762	$497,864	$1,798,269	$1,763,202	$1,205,096	$8,697,083

Liabilities
Interest bearing transaction deposits	$—	$1,431,228	$322,818	$1,070,566	$225,116	$—	$3,049,728
Time deposits	—	1,180,993	1,199,998	524,828	166,923	—	3,072,742
Non-interest bearing deposits	—	—	—	53,667	1,019,674	—	1,073,341
Borrowings	290,551	23,573	25,039	106,805	81,264	—	527,232
Other liabilities	—	—	—	—	—	136,377	136,377
Stockholders’ equity	—	—	—	—	—	837,663	837,663

Total Liabilities & Equity	$290,551	$2,635,794	$1,547,855	$1,755,866	$1,492,977	$974,040	$8,697,083

Interest sensitivity gap	$293,339	$212,968	$(1,049,991)	$42,403	$270,225	$231,056
Cumulative interest rate sensitivity gap	$293,339	$506,307	$(543,684)	$(501,281)	$(231,056)	—
Cumulative interest rate sensitivity gap as a percentage of total earning assets	3.9%	6.7%	(7.2)%	(6.6)%	(3.1)%

Net Interest Income at Risk

NII at risk measures the risk of a decline in earnings due to changes in interest rates. Table 20 presents an analysis of our IRR as measured by the estimated changes in NII resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2010. Shifts are measured in 100 basis point increments (+ 300 through - 100 basis points) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy, and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period; the instantaneous shocks are performed against that yield curve.

TABLE 20. Net Interest Income (te) at Risk

Change in Interest Rates	Estimated Increase (Decrease) in NII December 31, 2010
(basis points)
-100	-5.4%
Stable	0.0%
+ 100	6.0%
+ 200	6.2%
+ 300	6.0%
Most Likely	4.7%

Additionally, we have forecasted a Most Likely NII scenario based on its conservative projection of yield curve changes for the coming 12 month period. This scenario utilizes all base case assumptions, applying those assumptions against a yield curve forecast that incorporates the current interest rate environment and projects certain strategic pricing changes over the forecast period. Table 20 indicates that our level of NII modestly increases under rising rates. The most likely scenario for interest rates projects a modest 4.7% increase in net interest income to base case. Our 12 month forward most likely interest rate forecast is very much in line with Bloomberg consensus economic forecast which is a sloping yield curve and the spread between the 10 year yield to 2 year yield narrows slightly to 2.65% by the fourth quarter of 2011. Actual results will be significantly impacted by management’s ability to execute the CD re-pricing strategy of 18 month and greater term placement within the next 6 months of CD balance re-pricing.

These scenarios are instantaneous shocks that assume balance sheet management will mirror base case. Should the yield curve begin to rise or fall, management has several strategies available to maximize earnings opportunities or offset the negative impact to earnings. For example, in a rising rate environment, deposit pricing strategies could be adjusted to offer more competitive rates on long and medium-term CDs and less competitive rates on short-term CDs. Another opportunity at the start of such a cycle would be reinvesting the securities portfolio cash flows into short-term or floating-rate securities. On the loan side the company can make more floating-rate loans that tie to indices that re-price more frequently, such as LIBOR (London interbank offered rate) and make fewer fixed-rate loans. Finally, there are a number of hedge strategies by which management could use derivatives, including swaps and purchased ceilings, to lock in net interest margin protection; to date, we have not entered into any hedge transactions for the purpose of earnings protection.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest-bearing deposits with other banks are additional sources of liquidity funding. As shown in Table 21 below, our liquidity ratios as of December 31, 2010 and 2009 for free securities stood at 15.3% or $269.9 million and 20.5% or $365.5 million, respectively.

TABLE 21. Liquidity Ratios

	2010	2009
	(In thousands)
Free securities	15.30%	20.50%
Free securities-net wholesale funds/core deposits	2.65%	5.00%

Wholesale funding diversification
Certificate of deposits > $100,000*	15.55%	9.15%
Brokered certificate of deposits	0.00%	0.00%
Public fund certificate of deposits	$114,084	$100,251

Net wholesale funding maturity concentrations
Overnight	0.00%	0.00%
Up to 3 months	4.33%	-1.12%
Up to 6 months	1.72%	1.94%
Over 6 months	6.25%	7.21%

Net wholesale funds	$1,001,318	$698,456
Core deposits	$5,510,460	$5,886,782

*	CDs > $100K includes public funds in 2010

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $774.8 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $136.8 million. As of December 31, 2010 and 2009, our core deposits were $5.5 billion and $5.9 billion, respectively, and Net Wholesale Funding stood at $1.0 billion and $698.5 million, respectively.

The Consolidated Statements of Cash Flows provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 2010. Cash flows from operations are a significant part of liquidity management, contributing significant levels of funds in 2010, 2009 and 2008.

Cash flows from operations increased to $195.0 million in 2010 from $18.1 million in 2009 and from $94.4 million in 2008. Cash provided by operating activities increased primarily as a result of an increase in the provision for loan losses and a decrease in other assets. Cash flows provided by investing activities were $334.4 million in 2010 compared to cash flows of $253.7 million in 2009 and to cash flows used in investing activities of $1.11 billion in 2008. Cash provided by investing activities increased as a result of an increase in interest-bearing time deposits. Cash flows used in financing activities were $594.2 million in 2010, primarily from the decrease in deposits and fed funds sold, compared to cash flows of $266.9 million in 2009 and cash flows provided by financing activities of $1.03 billion in 2008.

Contractual Obligations

We have contractual obligations to make future payments on certain debt and lease agreements. Table 22 summarizes all significant contractual obligations at December 31, 2010, according to payments due by period.

TABLE 22. Contractual Obligations

	$5,099,630	$5,099,630	$5,099,630	$5,099,630	$5,099,630
	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Certificates of deposit	$2,550,774	$1,626,672	$707,024	$217,078	$—
Short-term debt obligations	484,707	484,707	—	—	—
Long-term debt obligations	223	13	33	46	131
Capital lease obligations	234	41	80	78	35
Operating lease obligations	37,777	4,389	7,144	5,952	20,292

Total	$3,073,715	$2,115,822	$714,281	$223,154	$20,458

CAPITAL RESOURCES

A strong capital position, which is vital to continued profitability, also promotes depositor and investor confidence and provides a solid foundation for future growth. Composite ratings by the respective regulatory authorities of the Company and the Banks establish minimum capital levels. Currently, we are required to maintain minimum Tier 1 leverage ratios of at least 3%, subject to an increase up to 5%, depending on the composite rating. At December 31, 2010, our capital balances were in excess of current regulatory minimum requirements. As indicated in Table 23 below, our regulatory capital ratios far exceed the minimum required ratios, and we have been categorized as “well capitalized” in the most recent notice received from their regulators.

We remain very well capitalized. As of December 31, 2010, our Leverage (tier one) Ratio stands at 9.65%, while the Tangible Equity Ratio is 9.69% (see below in Table 23). While we remain very well capitalized, so that we maintain flexibility for future capital needs, including acquisitions, we may consider raising additional capital at some point in the future.

TABLE 23. Risk-Based Capital and Capital Ratios

	$5,099,630	$5,099,630	$5,099,630	$5,099,630	$5,099,630
	2010	2009	2008	2007	2006
	(In thousands)
Tier 1 regulatory capital	$782,301	$756,108	$550,216	$498,731	$510,639
Tier 2 regulatory capital	64,240	66,397	61,874	47,447	46,583

Total regulatory capital	$846,541	$822,505	$612,090	$546,178	$557,222

Risk-weighted assets	$5,099,630	$6,305,707	$5,162,676	$4,523,479	$4,097,400

Ratios
Leverage (Tier 1 capital to average assets)	9.65%	10.60%	8.06%	8.51%	8.63%
Tier 1 capital to risk-weighted assets	15.34%	11.99%	10.66%	11.03%	12.46%
Total capital to risk-weighted assets	16.60%	13.04%	11.86%	12.07%	13.60%
Common stockholders' equity to total assets	10.52%	9.63%	8.50%	9.15%	9.36%
Tangible common equity to total assets	9.69%	8.81%	7.62%	8.08%	8.24%

We made no stock purchases in 2010 or 2009. During 2008, we purchased a total of 6,458 shares of common stock at an aggregate price of $260,000, or $40.26 per share. These shares were purchased under the 2007 Stock Repurchase Plan, authorizing the repurchase of 3,000,000 shares, or approximately 10% of our outstanding common stock. Subject to market conditions, repurchases will be conducted solely through a Rule 10b-1 repurchase plan. Shares repurchased under this plan will be held in treasury and used for general corporate purposes as determined by our board of directors.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2010 was $17.0 million, a decrease of $14.8 million, or 46.5%, from the fourth quarter of 2009. Diluted earnings per share for 2010’s fourth quarter were $0.46, a decrease of $0.43 from the same quarter a year ago. The lower net income and diluted earnings per share in the fourth quarter of 2010 were primarily caused by the $33.6 million gain on the acquisition of Peoples First in the fourth quarter of 2009.

For the quarter ended December 31, 2010, our average total loans were $5.0 billion, which represented an increase of $576.3 million, or 13.2%, from the same quarter a year ago primarily due to the Peoples First acquisition. The increases were in commercial/real estate (up $309.3 million), mortgage loans (up $231.8 million), credit card loans (up $9.6 million) and direct consumer loans (up $105.8 million) slightly offset by decreases in indirect consumer loans (down $70.8 million) and finance company loans (down $9.5 million.) Period end loans were $5.0 billion at December 31, 2010, a decrease of $171.3 million, or 3.3%, from December 31, 2009 due to a decrease in loan demand as a result of the sluggish economy.

Average deposits were $6.7 billion, up $1.1 billion, or 19.7%, from the fourth quarter of 2009, primarily due to the acquisition of Peoples First. Period-end deposits for the fourth quarter were $6.8 billion, down $420.1 million, or 5.8%, from December 31, 2009. The $420.1 million decline was primarily related to expected run-off in Peoples First time deposits. Prior to the acquisition, Peoples First deposit pricing was very aggressive in order to attract deposits and their deposit rates were considerably higher than comparable banks.

We continue to remain well capitalized with average stockholders’ equity of $875.3 million at December 31, 2010, up $83.2 million, or 10.5%, over December 31, 2009. Period end stockholders’ equity at December 31, 2010 was $856.5 million, up $18.9 million, or 2.3%, over December 31, 2009. Period end common equity as a percent of period end assets increased to 10.52% at December 31, 2010 compared to 9.63% at December 31, 2009.

We saw some improvement in asset quality as economic conditions improved slightly at the end of the year. Net charge-offs for 2010’s fourth quarter were $9.8 million, or 0.78% of average loans compared to $13.6 million in the fourth quarter of 2009, or 1.24% of average loans. Accruing loans 90 days past due decreased to $1.5 million at December 31, 2010 from $11.6 million at December 31, 2009. Non-performing assets as a percent of total loans and foreclosed assets was 3.17% at December 31, 2010 compared to 1.97% at December 31, 2009. The increases in foreclosed assets and non-accrual loans compared to prior year were mainly due to the difficult economic conditions, weakness in residential development, and higher unemployment levels across all of our markets. We recorded a provision for loan losses for the fourth quarter of $11.4 million, a decrease of $4.4 million, or 28.1%, from $15.8 million in the fourth quarter of 2009. In the fourth quarter of 2010, we reversed $1.0 million of the $5.2 million specific reserve accrued in the second quarter of 2010 for the Gulf oil spill. We are continuing to monitor the impact the Gulf oil spill is having on our affected markets. The $1.0 million reversal was offset by an increase of $0.7 million related to credit cards in our acquired loan portfolio.

Net interest income (te) for the fourth quarter increased $8.1 million, or 12.7%, while the net interest margin (te) of 4.06% was 10 basis points wider than the same quarter a year ago. Growth in average earning assets was strong, compared to the same quarter a year ago with an increase of $636.7 million, or 9.9%, mostly reflected in higher average loans, up $576.3 million, or 13.2%, and short-term investments, up $108.0 million, or 21.7%, offset by a decrease in securities of $47.6 million, or 3.1%. Our loan yield decreased 20 basis points over the prior year’s fourth quarter, while the yield on securities decreased 82 basis points, pushing the yield on average earning assets down 35 basis points. However, total funding costs over the same quarter a year ago were down 45 basis points.

Noninterest income for the fourth quarter was down $28.3 million, or 44.7%, compared with the same quarter a year ago. The decrease from the fourth quarter of 2009 was largely due to a $31.5 million, or 86.5%, decrease in other income that was primarily related to the $33.6 million gain on the December 2009 acquisition of Peoples First and by a decrease in service charges on deposit accounts of $1.6 million, or 13.8%. The overall decrease from the same quarter a year ago was partly offset by increases in secondary mortgage operations, up $1.7 million, or 120.8%; ATM fees, up $0.8 million, or 40.0%; trust fees, up $0.4 million, or 9.8%; investment and annuity fees, up $0.7 million, or 40.4%; insurance fees, up $0.4 million, or 13.3%, and debit and merchant fees, up $0.8 million, or 28%.

Operating expenses for the fourth quarter were up $7.6 million, or 11.9%, compared to the same quarter a year ago. The increase from the same quarter a year ago was reflected in a 9.6% increase, or $3.1 million, in higher personnel expense; a 13.8% increase, or $3.2 million, in other operating expense; a 16.6% increase, or $0.9 million, in occupancy expense; and increased equipment expense of $0.4 million, or 15.9%. The increases were primarily due to the acquisition of Peoples First.

Table 24 summarizes our unaudited quarterly financial results for 2010 and 2009.

TABLE 24. Summary of Quarterly Results

	2010
	First	Second	Third	Fourth
	(In thousands, except per share data)
Interest income (te)	$95,396	$92,788	$88,284	$87,917
Interest expense	(25,800)	(21,868)	(18,576)	(16,100)

Net interest income (te)	69,596	70,920	69,708	71,817
Taxable equivalent adjustment	(3,017)	(3,047)	(2,886)	(2,878)

Net interest income	66,579	67,873	66,822	68,939
Provision for loan losses	(13,826)	(24,517)	(16,258)	(11,390)
Noninterest income	31,381	35,293	35,208	35,067
Noninterest expense	(67,823)	(72,122)	(68,060)	(71,257)
Income before income taxes	16,311	6,527	17,712	21,359
Income tax expense	(2,478)	(27)	(2,859)	(4,339)

Net income	$13,833	$6,500	$14,853	$17,020

Average balance sheet data
Total assets	$8,654,396	$8,511,555	$8,364,660	$8,180,211
Earning assets	7,474,544	7,343,904	7,194,100	7,044,192
Loans	5,008,539	5,008,838	4,975,934	4,951,533
Deposits	7,122,156	6,993,017	6,836,626	6,723,464
Stockholders' equity	853,119	861,135	872,936	875,327
Ratios
Return on average assets	0.65%	0.31%	0.70%	0.83%
Return on average common equity	6.58%	3.03%	6.75%	7.71%
Net interest margin (te)	3.75%	3.87%	3.85%	4.06%
Earnings per share
Basic	$0.37	$0.17	$0.40	$0.46
Diluted	$0.37	$0.17	$0.40	$0.46
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24
Market data:
High sales price	$45.86	$43.90	$35.40	$37.26
Low sales price	38.23	33.27	26.82	28.88
Period-end closing price	41.81	33.36	30.07	34.86
Trading volume	9,612	12,443	14,318	13,701

TABLE 24. Summary of Quarterly Results (continued)

	2009
	First	Second	Third	Fourth
	(In thousands, except per share data)
Interest income (te)	$84,392	$83,054	$82,757	$85,585
Interest expense	(28,002)	(23,413)	(22,004)	(21,881)

Net interest income (te)	56,390	59,641	60,753	63,704
Taxable equivalent adjustment	(2,944)	(2,949)	(2,999)	(3,169)

Net interest income	53,446	56,692	57,754	60,535
Provision for loan losses	(8,342)	(16,919)	(13,495)	(15,834)
Noninterest income	29,055	34,504	30,408	63,360
Noninterest expense	(55,838)	(58,226)	(55,749)	(63,657)
Income before income taxes	18,321	16,051	18,918	44,404
Income tax expense	(4,290)	(2,305)	(3,700)	(12,624)

Net income	$14,031	$13,746	$15,218	$31,780

Average balance sheet data
Total assets	$7,183,886	$7,025,612	$6,977,267	$7,213,323
Earning assets	6,472,408	6,323,988	6,264,883	6,407,504
Loans	4,285,376	4,277,351	4,301,651	4,375,208
Deposits	5,909,887	5,707,121	5,560,812	5,617,295
Stockholders’ equity	624,239	636,086	643,573	792,093
Ratios
Return on average assets	0.79%	0.78%	0.87%	1.75%
Return on average common equity	9.12%	8.67%	9.38%	15.92%
Net interest margin (te)	3.50%	3.78%	3.86%	3.97%
Earnings per share
Basic	$0.44	$0.43	$0.48	$0.89
Diluted	$0.44	$0.43	$0.47	$0.89
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24
Market data:
High closing price	$45.56	$41.19	$42.38	$44.89
Low closing price	22.51	30.12	29.90	35.26
Period-end closing price	31.28	32.49	37.57	43.81
Trading volume	18,026	17,040	11,676	19,538

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

The allowance for loan and lease losses (ALLL) is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit loss associated with the loan and lease portfolios of the Banks as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary segments. These segments include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under generally accepted accounting principles. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt. Beginning in 2011, we changed the scope of the analysis to include all commercial, commercial real estate and substandard mortgage loans with balances of $250,000 or greater.

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

We adopted the Financial Accounting Standards Board’s (FASB) authoritative guidance regarding fair value measurements on January 1, 2008. The guidance establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. The guidance defines a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Available for sale securities classified as Level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and other debt and equity securities. Level 2 classified available for sale securities include mortgage-backed debt securities, collateralized mortgage obligations, and state and municipal bonds.

In October 2008, the FASB issued guidance for determining the fair value of a financial asset in a market that is not active, which clarified previous guidance. Application issues clarified include: how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The guidance was effective immediately and did not have a material impact on the our financial condition or results of operations. We adopted authoritative guidance regarding the fair value option for financial assets and financial liabilities, on January 1, 2008. We did not elect to fair value any additional items under the guidance.

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

The Company’s internal controls over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompany report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2010.

Carl J. Chaney	John M. Hairston	Michael M. Achary
President &	Chief Executive Officer &	Chief Financial Officer
Chief Executive Officer	Chief Operating Officer	February 28, 2011
February 28, 2011	February 28, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hancock Holding Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Hancock Holding Company (the “Company”) and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion. The accompanying consolidated financial statements of the Company as of December 31, 2008 and for the year then ended were audited by other auditors whose report, dated February 27, 2009, expressed an unqualified opinion on those statements.

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

February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Hancock Holding Company:

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Hancock Holding Company and subsidiaries for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hancock Holding Company and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Birmingham, Alabama

February 27, 2009

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands, except share data)
Assets:
Cash and due from banks (non-interest bearing)	$139,687	$204,714
Interest-bearing time deposits with other banks	364,066	582,081
Federal funds sold	124	410
Other short-term investments	274,974	214,771
Securities available for sale, at fair value (amortized cost of $1,445,721 and $1,566,403)	1,488,885	1,611,327
Loans held for sale	21,866	36,112
Loans	4,968,149	5,127,454
Less: Allowance for loan losses	(81,997)	(66,050)
Unearned income	(10,985)	(13,279)

Loans, net	4,875,167	5,048,125
Property and equipment, net of accumulated depreciation of $125,383 and $113,967	209,919	203,133
Other real estate, net	32,520	13,786
Accrued interest receivable	30,157	35,468
Goodwill	61,631	62,277
Other intangible assets, net	13,496	16,546
Life insurance contracts	159,377	151,355
FDIC loss share receivable	329,136	325,606
Deferred tax asset, net	6,541	—
Other assets	130,781	191,372

Total assets	$8,138,327	$8,697,083

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand	$1,127,246	$1,073,341
Interest-bearing savings, NOW, money market and time	5,648,473	6,122,471

Total deposits	6,775,719	7,195,812
Federal funds purchased	—	250
Securities sold under agreements to repurchase	364,676	484,457
FHLB borrowings	10,172	30,805
Long-term notes	376	671
Deferred tax liability, net	—	7,116
Other liabilities	130,836	140,309

Total liabilities	7,281,779	7,859,420
Stockholders’ Equity
Common stock-$3.33 par value per share; 350,000,000 shares authorized, 36,893,276 and 36,840,453 issued and outstanding, respectively	122,855	122,679
Capital surplus	263,484	257,643
Retained earnings	470,828	454,343
Accumulated other comprehensive (loss) gain, net	(619)	2,998

Total stockholders’ equity	856,548	837,663

Total liabilities and stockholders’ equity	$8,138,327	$8,697,083

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Interest income:
Loans, including fees	$284,922	$244,124	$246,573
Securities-taxable	60,653	70,573	80,048
Securities-tax exempt	5,232	4,555	4,978
Federal funds sold	28	14	1,858
Other investments	1,723	4,461	1,980

Total interest income	352,558	323,727	335,437

Interest expense:
Deposits	72,903	84,313	111,052
Federal funds purchased and securities sold under agreements to repurchase	9,306	10,809	14,843
Long-term notes and other interest expense	206	198	184
Capitalized interest	(70)	(20)	(77)

Total interest expense	82,345	95,300	126,002

Net interest income	270,213	228,427	209,435
Provision for loan losses	65,991	54,590	36,785

Net interest income after provision for loan losses	204,222	173,837	172,650

Noninterest income:
Service charges on deposit accounts	45,335	45,354	44,243
Trust fees	16,715	15,127	16,858
Insurance commissions and fees	14,461	14,355	16,554
Investment and annuity fees	10,181	8,220	10,807
Debit card and merchant fees	14,941	11,252	11,082
ATM fees	9,486	7,374	6,856
Secondary mortgage market operations	8,915	5,906	2,977
Securities gains (losses), net	—	69	4,825
Bargain purchase gain on acquisition	—	33,623	—
Other income	16,915	16,047	13,576

Total noninterest income	136,949	157,327	127,778

Noninterest expense:
Salaries and employee benefits	142,042	121,449	109,773
Net occupancy expense	23,803	20,340	19,538
Equipment rentals, depreciation and maintenance	10,569	9,849	10,992
Amortization of intangibles	2,728	1,417	1,432
Other expense	100,118	80,415	71,708

Total noninterest expense	279,260	233,470	213,443

Income before income taxes	61,911	97,694	86,985
Income taxes	9,705	22,919	21,619

Net income	$52,206	$74,775	$65,366

Basic earnings per common share	$1.41	$2.28	$2.07

Diluted earnings per common share	$1.40	$2.26	$2.04

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive ( Loss)/Gain, net	Unearned Compensation	Total
	Shares	Amount
	(In thousands, except share and per share data)
Balance, January 1, 2008	31,294,607	$104,211	$87,122	$377,481	$(14,627)	$—	$554,187
Comprehensive income:
Net income per consolidated statements of income	—	—	—	65,366	—	—	65,366
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	(12,095)	—	(12,095)
Net change in fair value of securities available for sale, net of tax	—	—	—	—	17,639	—	17,639

Comprehensive income							70,910
ASC 715, change in measurement date	—	—	—	(815)	—	—	(815)
Cash dividends declared ($0.96 per common share)	—	—	—	(30,453)	—	—	(30,453)
Common stock issued, long-term incentive plan, including excess income tax benefit of $4,512	481,530	1,604	11,520	—	—	—	13,124
Compensation expense, long-term incentive plan	—	—	2,806	—	—	—	2,806
Purchase of common stock	(6,458)	(22)	(238)	—	—	—	(260)

Balance, December 31, 2008	31,769,679	105,793	101,210	411,579	(9,083)	—	609,499
Comprehensive income
Net income per consolidated statements of income	—	—	—	74,775	—	—	74,775
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	1,473	—	1,473
Net change in fair value of securities available for sale, net of tax	—	—	—	—	10,608	—	10,608

Comprehensive income							86,856
Cash dividends declared ($0.96 per common share)	—	—	—	(32,011)	—	—	(32,011)
Common stock issued	4,945,000	16,467	150,905				167,372
Common stock issued, long-term incentive plan, including excess income tax benefit of $480	125,774	419	2,274	—	—	—	2,693
Compensation expense, long-term incentive plan	—	—	3,254	—	—	—	3,254

Balance, December 31, 2009	36,840,453	122,679	257,643	454,343	2,998	—	837,663
Comprehensive income
Net income per consolidated statements of income	—	—	—	52,206	—	—	52,206
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	(2,463)	—	(2,463)
Net change in fair value of securities available for sale, net of tax	—	—	—	—	(1,154)	—	(1,154)

Comprehensive income							48,589
Cash dividends declared ($0.96 per common share)	—	—	—	(35,721)		—	(35,721)
Common stock issued	—	—	—				—
Common stock issued, long-term incentive plan, including excess income tax benefit of $322	52,823	176	1,764	—	—	—	1,940
Compensation expense, long-term incentive plan	—	—	4,077	—	—	—	4,077

Balance, December 31, 2010	36,893,276	$122,855	$263,484	$470,828	$(619)	$—	$856,548

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Operating Activities:
Net income	$52,206	$74,775	$65,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,526	15,549	15,761
Provision for (reversal of) loan losses, net	65,991	54,590	36,785
(Gains) losses on other real estate owned	(1,960)	768	230
Deferred tax expense (benefit)	(11,612)	(6,953)	(5,012)
Increase in cash surrender value of life insurance contracts	(8,022)	(6,396)	(5,538)
Gain on acquisition	—	(20,732)	—
(Gain) loss on sales/paydowns of securities available for sale, net	—	(69)	(1,950)
(Gain) loss on disposal of other assets	(316)	(1,478)	(602)
Gain on sale of loans held for sale	(1,428)	(579)	(427)
(Gain) loss on trading securities	—	—	(2,875)
Accretion of acquired FHLB Borrowings	(633)	—	—
Amortization (accretion) of securities premium/discount, net	7,071	917	2,012
Amortization of intangible assets	2,884	1,592	1,642
Stock-based compensation expense	4,077	3,254	2,806
Increase (decrease) in other liabilities	(11,589)	19,978	(7,118)
Increase (decrease) in interest payable	(816)	(3,276)	(2,785)
(Increase) decrease in FDIC loss share	(3,530)	—	—
(Increase) decrease in other assets	65,963	(100,474)	3,683
Proceeds from sale of loans held for sale	1,032,323	366,885	192,838
Originations of loans held for sale	(1,008,863)	(380,128)	(195,569)
Excess tax benefit from share based payments	(322)	(480)	(4,512)
Other, net	(152)	399	(367)

Net cash provided by operating activities	194,798	18,142	94,368

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Investing Activities:
Net (decrease) increase in interest-bearing time deposits	$218,015	$(558,271)	$(2,795)
Proceeds from sales of securities available for sale	—	10,202	213,814
Proceeds from maturities of securities available for sale	603,102	599,066	938,939
Purchases of securities available for sale	(489,835)	(509,304)	(1,140,901)
Proceeds from maturities of short-term investments	1,270,000	1,639,998	—
Purchase of short-term investments	(1,329,859)	(1,498,681)	(362,895)
Net (increase) decrease in federal funds sold	286	176,002	(57,445)
Net (increase) decrease in loans	40,400	17,906	(684,528)
Purchases of property and equipment	(21,899)	(12,305)	(23,618)
Proceeds from sales of property and equipment	2,220	2,700	2,150
Net cash received from acquisition	—	378,367	—
Proceeds from sales of other real estate	41,945	8,015	6,184

Net cash provided by (used in) investing activities	334,375	253,695	(1,111,095)

Financing Activities:
Net (decrease) increase in deposits	(420,093)	(298,062)	921,403
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(120,031)	(21,225)	130,228
(Proceeds) repayments of long-term notes	(295)	(166)	(155)
Proceeds from issuance of short-term notes	—	1,609,399	—
Repayments of short-term notes	(20,000)	(1,694,898)	—
Dividends paid	(35,721)	(32,011)	(30,453)
Proceeds from exercise of stock options	1,618	2,213	8,612
Repurchase/retirement of common stock	—	—	(260)
Proceeds from stock offering	—	167,372	—
Excess tax benefit from stock option exercises	322	480	4,512

Net cash (used in) provided by financing activities	(594,200)	(266,898)	1,033,887

(Decrease) increase in cash and due from banks	(65,027)	4,939	17,160
Cash and due from banks at beginning of year	204,714	199,775	182,615

Cash and due from banks at end of year	$139,687	$204,714	$199,775

Supplemental Information
Income taxes paid	$22,878	$5,810	$19,413
Interest paid, including capitalized interest of $70, $20, and $77, respectively	83,161	96,797	128,787
Restricted stock issued to employees of Hancock	8,656	2,688	3,045
Supplemental Information for Non-Cash
Investing and Financing Activities
Transfers from loans to other real estate	$59,758	$20,023	$10,671
Financed sales of foreclosed property	475	2,649	1,234
Transfers from trading securities to available for sale securities	—	—	190,802

See accompanying notes to consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Description of Business

Hancock Holding Company “the Company” or “Hancock” is a financial holding company headquartered in Gulfport, Mississippi operating in the states of Mississippi, Louisiana, Alabama and Florida. Hancock Holding Company, the Parent Company operates through three wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi, Hancock Bank of Louisiana, Baton Rouge, Louisiana, and Hancock Bank of Alabama, Mobile, Alabama (“the Banks.”) The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. Hancock Bank subsidiaries include Hancock Investment Services, Hancock Insurance Agency, and Harrison Finance Company.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

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

Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains and losses. Gains and losses on the sales of securities available for sale are determined using the specific-identification method. Using this basis results in the most accurate reporting of gains and losses realized on these sales, as well as the appropriate adjustment to accumulated other comprehensive income. A decline in the fair value of securities below cost that is deemed to be other than temporary results in a charge to earnings for the credit portion with difference going to other comprehensive income.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

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

A restructuring of debt constitutes a troubled debt restructuring (TDR) if the Company, for economic or legal reasons related to the Borrower’s financial difficulties, grants a concession to the Borrower that it would not otherwise consider. That concession either stems from an agreement between the Company and the Borrower or is imposed by law or a court. In general, troubled debt restructurings include a modification of the terms of a loan that provides for a reduction of either interest or principal. It is the Company’s policy to avoid TDRs and to take the necessary steps in advance to prevent their occurrence.

All loans whose terms have been modified in a TDR, including both commercial and retail loans, are considered “impaired” under ASC 310. Impairment is defined as the significant probability that the Company will not collect principal or interest that is due according to the contractual terms of the loans. Under ASC 310, when measuring impairment on a TDR, the Company calculates the present value of the expected cash flows using the effective interest rate of the original loan, i.e., before the restructuring, as the discount rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measurement is less than the recorded investment in the loan, the difference is charged-off through the Loan Loss Reserve. An insignificant loan amount, insignificant delay or insignificant shortfall in amount of payments does not constitute impairment. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Allowance for Loan Losses

The allowance for loan and lease losses “ALLL” is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated inherent credit loss associated with the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably anticipated losses in the existing portfolio based on the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and the estimated value of any underlying collateral and current economic conditions. The analysis and methodology include three primary elements. These elements include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired under FASB’s authoritative guidance for accounting by creditors for impairment of a loan. All commercial and commercial real estate loans with an outstanding balance of $100,000 or greater are individually reviewed for impairment; substandard mortgage loans with balances of $100,000 or greater are also included in the analysis. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of receipt. Beginning in 2011, the Company changed the scope of the analysis to include all commercial, commercial real estate and substandard mortgage loans with balances of $250,000 or greater.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is charged to expense over the estimated useful lives of the assets, which are up to 39 years for buildings and three to seven years for furniture and equipment. Amortization expense for software is charged over 3 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. In cases where the Company has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when the Company is “reasonably assured” that it will renew the lease. Depreciation and amortization expenses are computed using a straight-line basis for assets acquired after January 1, 2006 and the double declining balance basis for assets acquired prior to January 1, 2006. Gains and losses related to retirement or disposition of fixed assets are recorded in other income under non-interest income on the consolidated statements of income. The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values. There were no impairment losses on property and equipment recorded during 2010, 2009, or 2008.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Management reviews goodwill for impairment based on the Company’s primary reporting segments. The last test was conducted as of September 30, 2010. There was no impairment and there have been no trigger events that would cause an impairment since September 30, 2010.

The Company analyzes goodwill using market capitalization to book value comparison and validated this method using multiples such as net revenue, net interest income and net loans. The Company considered using a present value technique to estimate fair value. The cash flow estimates would incorporate assumptions that market participants would use in their estimates of fair value. The assumptions would need to be reasonable and based on supportable data considering all available evidence with weight commensurate with the extent to which the evidence can be verified objectively. The Company considers this alternative method to have subjective assumptions and considers market capitalization to be more objective as the Company’s reporting segments are in the same business, operate with the same policies and procedures, and are under the same executive management team.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Mortgage Servicing Rights

The authoritative guidance for accounting for servicing of financial assets requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. Under the guidance, the Company decided to continue to use the amortization method instead of adopting the fair value method. Management has determined that it has one class of servicing rights which is based on the type of loan. The risk characteristics of the underlying financial assets used to stratify servicing assets for purposes of measuring impairment are interest rate, type of product (fixed versus variable), duration, and asset quality. The book value of mortgage servicing rights was $0.3 million at December 31, 2010 and at December 31, 2009. The market value of mortgage servicing rights at December 31, 2010 and December 31, 2009 was $1.3 million and $1.4 million, respectively.

Bank-Owned Life Insurance

Bank-owned life insurance (BOLI) is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the employer. Its cash surrender value is an asset that the Company uses to partially offset the future cost of employee benefits. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued guidance on supplementary pro forma information for business combinations. This amendment applies to any public entity as defined by the guidance that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. Early adoption is permitted. This guidance is related to supplemental disclosures, and the new disclosure requirements will have no impact on the Company’s financial condition or results of operations.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

In December 2010, the FASB issued guidance on when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is not permitted. This guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In October, 2010, the FASB issued guidance on accounting for costs associated with acquiring or renewing insurance contracts. The objective is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The accounting update specifies which costs incurred in the acquisition of new and renewal contracts should be capitalized. The guidance is effective for fiscal years beginning after December 15, 2011. While the guidance is required to be applied prospectively upon adoption, retrospective application is also permitted (to all prior periods presented). Early adoption is also permitted, but only at the beginning of an entity’s annual reporting period. This guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In July, 2010, the FASB issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The new guidance enhances disclosures to provide information for both the finance receivables and the related allowance for credit losses at disaggregated levels presented by portfolio segment which is the level an entity determines its allowance for credit losses and class which is defined as a group of receivables determined based on measurement basis, risk characteristics and the entity’s method for monitoring and assessing credit risk. A rollforward schedule by portfolio segment of the allowance for credit losses and the related ending balance of finance receivables with significant purchases and sales of finance receivables will be required. The following disclosures are required to be presented by class: credit quality of the financing receivables portfolio at the end of the reporting period; the aging of past due financing receivables at the end of the period; the nature and the extent of troubled debt restructurings that occurred during the period and their impact of the allowance for credit losses; the nature and extent of troubled debt restructurings that occurred within the last year that have defaulted in the current reporting period and their impact on the allowance for credit losses; the nonacrrual status of financing receivables; and impaired financing receivables. The new disclosures of information as of the end of the reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the guidance, such as the allowance rollforward and modification disclosures will be required for periods beginning after December 15, 2010. The new disclosure requirements had no impact on the Company’s financial condition or results of operations.

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

New loans made after that date are not covered by the shared-loss agreements. The loss sharing agreements are subject to our compliance with servicing procedures specified in the agreements with the FDIC. The Company recorded an estimated receivable from the FDIC at the acquisition date of $325.6 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. The receivable at December 31, 2010 is $329.1 million.

The acquisition was accounted for under the purchase method of accounting in accordance with generally accepted accounting principles regarding acquisitions. The statement of net assets acquired as of December 18, 2009 and the resulting gain are presented in the following table. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values. A net acquisition bargain purchase gain of $20.7 million ($33.6 million pretax) resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisition of Peoples First Community Bank (continued)

The following table provides the assets purchased and the liabilities assumed and the adjustments to fair value:

ACQUISITION GAIN CALCULATION

	As Recorded by Peoples First Community Bank	Fair Value Adjustments		As Recorded by Hancock
	(In thousands)
Assets
Cash	$98,068	$302,208	(a)	$400,276
Securities	16,149	—		16,149
Loans	1,461,541	(511,111	) (b)	950,430
Land, building, and FF&E	8	—		8
Core deposit intangible	—	11,610	(c)	11,610
FIDC loss share receivable	—	325,606	(d)	325,606
Other assets	13,000	(1,813	) (e)	11,187

Total assets acquired	$1,588,766	$126,500		$1,715,266

Liabilities
Deposits	$1,552,454	$10,483	(f)	$1,562,937
FHLB advances	115,500	$804	(g)	$116,304
Other liabilities	2,402	$12,891	(h)	$15,293

Total liabilitites acquired	$1,670,356	$24,178		$1,694,534

Net assets acquired “bargain purchase” gain				$20,732

Explanation of Fair Value Adjustments

(a)	Adjustment is for cash received from the FDIC for first losses.
(b)	This estimated adjustment is necessary as of the acquisition date to write down People’s First book value of loans to the estimated fair value as a result of future loan losses.
(c)

This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent valuation firm. This amount was recorded by the Company as an identifiable asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be 10 years.

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

(f)

This fair value adjustment was recorded because the weighted average interest rate of People’s First time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount will be amortized to reduce interest expense on a declining basis over the average life of the portifolio of approximately 7 months.

(g)

The fair value adjustment was recorded because the interest rates of People’s fixed rate borrowings exceeded the current interest rates on similar borrowings. This amount will be amortized to interest expense over terms of the borrowings.

(h)	This adjustment is for the tax effect of the bargain purchase gain.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisition of Peoples First Community Bank (continued)

Merger related charges of $3.7 million in December 31, 2009 and $3.2 million in December 31, 2010 were recorded in the consolidated statement of income and include incremental costs to integrate the operations of the Company and Peoples First. These charges represent costs associated with severance and employee related charges, systems integrations, and other merger-related charges. Due primarily to the significant amount of fair value adjustments and the FDIC loss sharing agreements now in place, historical results of Peoples First are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

Note 3. Securities

The amortized cost and fair value of securities classified as available for sale follow (in thousands):

	December 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$10,797	$52	$5	10,844	$11,869	$63	$2	$11,930
U.S. government agencies	106,054	971	434	106,591	131,858	1,328	1,361	131,825
Municipal obligations	181,747	4,107	5,411	180,443	188,656	5,634	2,622	191,668
Mortgage-backed securities	761,704	38,032	50	799,686	1,076,708	36,075	2,236	1,110,547
CMOs	367,662	6,880	2,491	372,051	140,663	6,506	—	147,169
Other debt securities	14,329	999	43	15,285	15,578	842	94	16,326
Other equity securities	3,428	660	103	3,985	1,071	860	69	1,862

	$1,445,721	$51,701	$8,537	$1,488,885	$1,566,403	$51,308	$6,384	$1,611,327

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Securities (continued)

The amortized cost and fair value of securities classified as available for sale at December 31, 2010, by contractual maturity, (expected maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$99,650	$99,403
Due after one year through five years	219,995	221,419
Due after five years through ten years	219,623	224,468
Due after ten years	903,025	939,610
Equity securities	3,428	3,985

Total available for sale securities	$1,445,721	$1,488,885

The Company held no securities classified as held to maturity or trading at December 31, 2010 or 2009.

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2010 follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$9,980	$5	$—	$—	$9,980	$5
U.S. government agencies	—	—	74,566	434	74,566	434
Municipal obligations	—	—	77,583	5,411	77,583	5,411
Mortgage-backed securities	—	—	1,462	50	1,462	50
CMOs	—	—	122,312	2,491	122,312	2,491
Other debt securities	—	—	838	43	838	43
Equity securities	—	—	2,563	103	2,563	103

	$9,980	$5	$279,324	$8,532	$289,304	$8,537

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2009 were as follows (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$9,967	$2	$—	$—	$9,967	$2
Municipal obligations	—	—	73,639	1,361	73,639	1,361
Mortgage-backed securities	—	—	62,400	2,622	62,400	2,622
CMOs	—	—	270,099	2,236	270,099	2,236
Other debt securities	—	—	1,211	94	1,211	94
Equity securities	—	—	177	69	177	69

	$9,967	$2	$407,526	$6,382	$417,493	$6,384

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2010, the securities portfolio totaled $1.4 billion. Of the total portfolio, $289.3 million of securities were in an unrealized loss position of $8.5 million. Management and the Asset/Liability Committee continually monitor the securities portfolio and management is able to effectively measure and monitor the unrealized loss position on these securities. The Company has adequate liquidity and therefore does not plan to sell and is more likely than not, not to be required to sell these securities before recovery. Accordingly, the unrealized loss of these securities has been determined to be temporary.

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

Available for Sale Securities

Proceeds from sales and pay downs of available for sale securities were approximately $0.3 million in 2010, $11.7 million in 2009 and $213.8 million in 2008. Gross gains were $0.2 million in 2010, $0.4 million in 2009 and $6.0 million in 2008. There were no gross losses in 2010. There were gross losses of $0.3 million in 2009 and $4.1 million in 2008 realized on such sales and pay downs.

Securities with a carrying value of approximately $1.3 billion at December 31, 2010 and $1.20 billion at December 31, 2009, were pledged primarily to secure public deposits and securities sold under agreements to repurchase. The Company has approximately $4.6 million of securities pledged with various state regulatory authorities to secure reinsurance receivables as of December 31, 2010 and 2009, respectively.

Short-term Investments

The Company held $275.0 million at December 31, 2010 and $214.8 million at December 31, 2009 in U.S. government agency discount notes as securities available for sale at amortized cost. The short-term investments all mature in less than 1 year. As the amortized cost is a reasonable estimate for fair value of these short-term investments, there were no gross unrealized losses to evaluate for impairment in the years ended December 31, 2010 and December 31, 2009.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans

Loans, net of unearned income, consisted of the following (in thousands):

	December 31,
	2010	2009
Commercial loans	$3,147,765	$3,160,912
Residential mortgage loans	659,689	739,899
Indirect consumer loans	309,454	373,353
Direct consumer loans	739,262	728,000
Finance Company loans	100,994	112,011

	$4,957,164	$5,114,175

The Company generally makes loans in its market areas of South Mississippi, South Alabama, South and Central Louisiana and Central and North Florida. Loans are made in the normal course of business to its directors, executive officers and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Such loans did not involve more than normal risk of collectibility. Balances of loans to the Company’s directors, executive officers and their affiliates at December 31, 2010 and 2009 were approximately $40.5 million and $26.3 million, respectively. New loans, repayments and changes of directors and executive officers and their affiliates on these loans for 2010 were $11.3 million, $4.9 million and $7.8 million, respectively. New loans, repayments and changes of directors and executive officers and their affiliates on these loans for 2009 were $5.0 million, $8.9 million and ($1.4) million, respectively.

The following schedule illustrates the composition of the allowance for loan losses by portfolio segment and the related recorded investment in loans as of December 31, 2010 and in summary as of December 31, 2009 and 2008:

	Commercial	Residential mortgages	Indirect consumer	Direct consumer	Finance Company	Total	Total	Total
	2010						2009	2008
(In thousands)
Allowance for loan losses:
Beginning balance	$42,484	$4,782	$3,826	$7,145	$7,813	$66,050	$61,725	$47,123
Charge-offs	39,393	4,615	3,084	5,121	6,053	58,266	54,915	27,407
Recoveries	3,491	740	1,100	1,332	921	7,584	4,650	5,224
Net Provision for loan losses (a)	50,277	3,719	1,076	5,328	5,591	65,991	54,590	36,785
Increase in indemnification asset (a)	—	—	—	638	—	638	—	—

Ending balance	$56,859	$4,626	$2,918	$9,322	$8,272	$81,997	$66,050	$61,725

Ending balance:
Individually evaluated for impairment	$10,648	$1,304	$—	$—	$—	$11,952	$10,972	$7,110
Ending balance:
Collectively evaluated for impairment	$46,211	$3,322	$2,918	$9,322	$8,272	$70,045	$55,078	$54,615
Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:	$3,147,765	$659,689	$309,454	$739,262	$100,994	$4,957,164	$5,114,175	$4,249,290
Ending balance:
Individually evaluated for impairment	$56,836	$5,618	$—	$—	$—	$62,454	$78,005	$24,705
Ending balance:
Collectively evaluated for impairment	$2,716,598	$360,566	$309,454	$597,947	$100,994	$4,085,559	$4,085,740	$4,224,585
Ending balance:
Loans acquired	$374,331	$293,505	$—	$141,315	$—	$809,151	$950,430	$—

(a)

The provision for loan losses is shown “net” after coverage provided by FDIC loss share agreements on covered loans. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of $672, and the impairment ($34) on those covered loans.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

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

Non-accrual and renegotiated loans amounted to approximately 2.52% and 1.69% of total loans at December 31, 2010 and 2009, respectively. The following table shows the composition of non-accrual loans by portfolio segment:

	December 31,	December 31,
	2010	2009
	(In thousands)
Commercial	$50,379	$12,715
Commercial - acquired	41,917	34,024
Residential mortgages	18,699	12,032
Residential mortgages - acquired	3,199	20,261
Indirect consumer	—	—
Direct consumer	4,862	6,231
Direct consumer - acquired	170	1,292
Finance Company	1,759	—

Total	$120,985	$86,555

Included in non-accrual loans is $8.7 million in restructured commercial loans. Total troubled debt restructurings for the period ending December 31, 2010, were $12.6 million. The Company had no loans classified as restructured at December 31, 2009. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. The concessions involve paying interest only for a period of 6 to 12 months. The Company does not typically lower the interest rate or forgive principal or interest as part of the loan modification. There have been no commitments to lend additional funds to any borrowers whose loans have been restructured. Troubled debt restructurings can involve loans remaining on non-accrual, moving to non-accrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. The evaluation of the borrower’s financial condition and prospects include consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status. A sustained period of repayment performance generally would be a minimum of six months and would involve payments of cash or cash equivalents. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a non-accrual loan. As of December 31, 2010, no troubled debt restructurings have subsequently defaulted.

The Company’s investments in impaired loans at December 31, 2010 and December 31, 2009 were $107.7 million and $133.6 million, respectively. The average amounts of impaired loans carried on the Company’s books for 2010, 2009 and 2008 were $126.5 million, $40.1 million and $19.3 million, respectively. The amount of interest that would have been recorded on non-accrual loans had the loans not been classified as non-accrual in 2010, 2009 or 2008, was $5.7 million, $2.0 million and $1.1 million, respectively. Interest actually received on non-accrual loans at December 31, 2010 and 2009 was $1.0 million and $0.3 million, respectively, and for the year ended December 31, 2008 was not material.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

The table below presents impaired loans disaggregated by class at December 31, 2010 and 2009:

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$22,641	$22,641	$—	$26,473	$224
Commercial - acquired	41,917	41,917	—	49,070	—
Residential mortgages	1,263	1,263	—	1,601	26
Residential mortgages - acquired	3,199	3,199	—	3,631	—
Direct consumer - acquired	170	170	—	184	—

	69,190	69,190	—	80,958	250
With an allowance recorded:
Commercial	34,194	34,194	10,648	36,650	523
Residential mortgages	4,355	4,355	1,304	4,358	88

	38,549	38,549	11,952	41,008	611
Total:
Commercial	56,835	56,835	10,648	63,123	747
Commercial - acquired	41,917	41,917	—	49,070	—
Residential mortgages	5,618	5,618	1,304	5,959	114
Residential mortgages - acquired	3,199	3,199	—	3,631	—
Direct consumer - acquired	170	170	—	184	—

Total	$107,739	$107,739	$11,952	$121,966	$861

December 31, 2009	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$29,277	$29,277	$—	$16,754	$33
Commercial - acquired	34,024	34,024	—	8,506	—
Residential mortgages	9,889	9,889	—	5,368	14
Residential mortgages - acquired	20,261	20,261	—	5,065	—
Direct consumer - acquired	1,292	1,292	—	323	—

	94,743	94,743	—	36,016	47
With an allowance recorded:
Commercial	35,078	35,078	10,292	28,791	19
Residential mortgages	3,761	3,761	680	3,280	4

	38,839	38,839	10,972	32,071	23
Total:
Commercial	64,355	64,355	10,292	45,545	52
Commercial - acquired	34,024	34,024	—	8,506	—
Residential mortgages	13,650	13,650	680	8,648	18
Residential mortgages - acquired	20,261	20,261	—	5,065	—
Direct consumer - acquired	1,292	1,292	—	323	—

Total	$133,582	$133,582	$10,972	$68,087	$70

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

Accruing loans 90 days past due as a percent of loans was 0.03% and 0.23% at December 31, 2010 and 2009, respectively. The following table presents the age analysis of past due loans at December 31, 2010 and 2009:

December 31, 2010	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Commercial	$12,463	$50,679	$63,142	$2,710,292	$2,773,434	$300
Commercial - acquired	—	41,917	41,917	332,414	374,331	—
Residential mortgages	22,109	19,573	41,682	324,502	366,184	874
Residential mortgages - acquired	—	3,199	3,199	290,306	293,505	—
Indirect consumer	—	—	—	309,454	309,454	—
Direct consumer	4,488	5,180	9,668	588,279	597,947	318
Direct consumer - acquired	—	170	170	141,145	141,315	—
Finance Company	2,011	1,759	3,770	97,224	100,994	—

Total	$41,071	$122,477	$163,548	$4,793,616	$4,957,164	$1,492

December 31, 2009	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Commercial	$14,998	$15,972	$30,970	$2,651,905	$2,682,875	$3,257
Commercial - acquired	—	34,024	34,024	444,013	478,037	—
Residential mortgages	31,172	17,238	48,410	347,536	395,946	5,206
Residential mortgages - acquired	—	20,261	20,261	323,692	343,953	—
Indirect consumer	—	—	—	373,353	373,353	—
Direct consumer	5,040	7,516	12,556	587,004	599,560	1,285
Direct consumer - acquired	—	1,292	1,292	127,148	128,440	—
Finance Company	3,167	1,899	5,066	106,945	112,011	1,899

Total	$54,377	$98,202	$152,579	$4,961,596	$5,114,175	$11,647

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

The following table presents the credit quality indicators of the Company’s various classes of loans at December 31, 2010:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Commercial	Commercial - Acquired	Total Commercial
	2010
	(In thousands)
Grade:
Pass	$2,404,462	$68,163	$2,472,625
Pass-Watch	73,985	52,739	126,724
Special Mention	3,989	31,431	35,420
Substandard	290,690	194,545	485,235
Doubtful	308	27,453	27,761
Loss	—	—	—

Total	$2,773,434	$374,331	$3,147,765

Residential Mortgage Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Residential Mortgages	Residential Mortgages - Acquired	Total Residential Mortgages
	2010
	(In thousands)
Grade:
Pass	$284,712	$159,885	$444,597
Pass-Watch	7,857	29,673	37,530
Special Mention	—	15,220	15,220
Substandard	73,615	87,636	161,251
Doubtful	—	1,091	1,091
Loss	—	—	—

Total	$366,184	$293,505	$659,689

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	Direct Consumer	Direct Consumer - Acquired	Total Direct Consumer	Indirect Consumer	Finance Company
	2010			2010	2010
	(In thousands)
Performing	$593,085	$141,145	$734,230	$309,454	$99,235
Nonperforming	4,862	170	5,032	—	1,759

Total	$597,947	$141,315	$739,262	$309,454	$100,994

All loans are reviewed periodically over the course of the year. Each Bank’s portfolio of loan relationships aggregating $500,000 or more is reviewed every 12 to 18 months by the Bank’s Loan Review staff with other loans also periodically reviewed.

Below are the definitions of the Company’s internally assigned grades:

•	Pass - loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.

•

Pass - Watch - Credits in this category are of sufficient risk to cause concern. This category is reserved for credits that display negative performance trends. The “Watch” grade should be regarded as a transition category.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

•

Special Mention - These credits exhibit some signs of “Watch”, but to a greater magnitude. These credits constitute an undue and unwarranted credit risk, but not to a point of justifying a classification of “Substandard”. They have weaknesses that, if not checked or corrected, weaken the asset or inadequately protect the bank.

•

Substandard - These credits constitute an unacceptable risk to the bank. They have recognized credit weaknesses that jeopardize the repayment of the debt. Repayment sources are marginal or unclear. Credits that have debt service coverage less than one-to-one (1:1) or are collateral dependent will almost always be accorded this grade.

•

Doubtful - A Doubtful credit has all of the weaknesses inherent in one classified “Substandard” with the added characteristic that weaknesses make collection or liquidation in full questionable or improbable. The possibility of a loss is extremely high.

•	Loss - Credits classified as Loss are considered uncollectable and should be charged off promptly once so classified.

•	Performing - Loans on which payments of principal and interest are less than 90 days past due.

•

Non-performing - A non-performing loan is a loan that is in default or close to being in default and there are good reasons to doubt that payments will be made in full. All loans rated as non-accrual are also non-performing.

As of December 31, 2010 and 2009, the Company had $35.9 million and $38.0 million, respectively, in loans carried at fair value. The Company held $21.9 million and $36.1 million in loans held for sale at December 31, 2010 and 2009 carried at lower of cost or market. Gain on the sale of loans totaled $1.4 million, $0.6 million, and $0.4 million for 2010, 2009, and 2008, respectively. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Changes in the carrying amount of covered acquired loans and accretable yield for loans receivable at December 31, 2010 are presented in the following table (in thousands):

	December 31, 2010
	Net	Carrying
	Accretable	Amount
	Discount	of Loans*
	(In thousands)
Balance at beginning of period	$159,932	$913,063
Payments received, net	—	(155,898)
Accretion	(52,294)	52,294

Balance at end of period	$107,638	$809,459

*	Excludes covered credit card loans and mortgage loans held for sale which total $37,367 on acquisition date.

The carrying value of loans receivable with deterioration of credit quality accounted for using the cost recovery method was $45.3 million at December 31, 2010, and $55.6 million at December 31, 2009. Each of these loans is on nonaccrual status. Loans with deterioration of credit quality that have an accretable difference are not included in nonperforming balances even though the customer may be contractually past due. These loans will accrete interest income over the remaining life of the loan. There was a provision for loan loss recognized for purchased loans during the twelve months ended December 31, 2010 in the amount of $34 thousand.

The unpaid principal balance for purchased loans was $1,193 million and $1,462 million at December 31, 2010, and December 31, 2009, respectively.

Note 5. Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following (in thousands):

	December 31,
	2010	2009
Land and land improvements	$39,837	$37,178
Buildings and leasehold improvements	185,878	185,814
Furniture, fixtures and equipment	71,179	66,819
Construction in progress	10,126	1,434
Software	28,283	25,855

	335,303	317,100
Accumulated depreciation and amortization	(125,384)	(113,967)

Property and equipment, net	$209,919	$203,133

Depreciation and amortization expense was $13.5 million, $15.5 million and $15.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Capitalized interest was $0.07 million, $0.02 million, and $0.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Goodwill and Other Intangible Assets

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with the provisions of FASB’s guidance for goodwill and other intangibles, the Company tests its goodwill for impairment annually. No impairment charges were recognized during 2010, 2009, or 2008. The carrying amount of goodwill was $61.6 and $62.3 million for the years ended December 31, 2010 and 2009, respectively.

The following tables present information regarding the components of the Company’s other intangible assets, and related amortization for the dates indicated (in thousands):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$25,747	$13,218	$12,529
Value of insurance business acquired	2,431	1,757	674
Non-compete agreements	322	322	—
Trade name	100	100	—

	$28,600	$15,397	$13,203

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$25,747	$10,727	$15,020
Value of insurance business acquired	2,752	1,544	1,208
Non-compete agreements	322	308	14
Trade name	100	90	10

	$28,921	$12,669	$16,252

	Years Ended December 31,
	2010	2009	2008
Aggregate amortization expense for:
Core deposit intangibles	$2,491	$1,114	$1,113
Value of insurance business acquired	213	255	271
Non-compete agreements	14	28	28
Trade name	10	20	20

	$2,728	$1,417	$1,432

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

2011	1,885
2012	1,670
2013	1,500
2014	1,079
2015	837
Thereafter	2,226

$9,197

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Deposits

The maturities of time deposits at December 31, 2010 follow (in thousands):

2011	$1,624,560
2012	640,712
2013	65,394
2014	20,405
2015	144,701
Thereafter	51,690

Total time deposits	2,547,462
Interest-bearing deposits with no stated maturity	3,101,011

Total interest-bearing deposits	$5,648,473

Time deposits of $100,000 or more totaled approximately $1,265.3 million and $955.5 million at December 31, 2010 and 2009, respectively.

Note 8. Borrowings

Short-Term Borrowings

The following table presents information concerning federal funds purchased and sold, securities sold under agreements to repurchase and other short-term borrowings (in thousands):

	December 31,
	2010	2009
Federal funds sold
Amount outstanding at period-end	$124	$410
Weighted average interest rate at period-end	0.19%	16.64%
Federal funds purchased
Amount outstanding at period-end	$—	$250
Weighted average interest rate at period-end	0.14%	0.11%
Weighted average interest rate during the year	0.13%	0.21%
Average daily balance during the year	$2,734	$3,484
Maximum month end balance during the year	$6,900	$4,700
Securities sold under agreements to repurchase
Amount outstanding at period-end	$364,676	$484,457
Weighted average interest rate at period-end	1.69%	1.99%
Weighted average interest rate during the year	1.95%	2.06%
Average daily balance during the year	$477,174	$523,351
Maximum month end balance during the year	$534,627	$567,888
FHLB borrowings:
Amount outstanding at period-end	$10,172	$30,805
Weighted average interest rate at period-end	1.19%	0.38%
Weighted average interest rate during the year	0.57%	0.17%
Average daily balance during the year	$22,846	$75,160
Maximum month end balance during the year	$30,676	$156,000

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Borrowings (continued)

The contractual maturity of federal funds purchased and securities sold under agreements to repurchase is demand or due overnight.

Specific U. S. Treasury and U. S. Government agencies with carrying values of $182.1 million at December 31, 2010 and $450.1 million at December 31, 2009 collateralized the retail and wholesale repurchase agreements. The fair value of this collateral approximated $189.7 million at December 31, 2010 and $458.3 million at December 31, 2009. In addition, there was cash collateral in the amount of $23.2 million for the wholesale repurchase agreements at December 31, 2010. The Company has $10 million in FHLB advances due September 12, 2011 at a fixed rate of 3.455%.

Long-Term Borrowings

As of December 31, 2010 and 2009, the Company had $175.0 million and $225.0 million, respectively, in long-term borrowings classified as securities sold under agreements to repurchase. Combined with short-term borrowings of $189.7 million, the Company’s total position in securities sold under agreements to repurchase was $364.7 million. The Company has an approved line of credit with the FHLB of approximately $774.8 million, which is secured by a blanket pledge of certain residential mortgage loans. At December 31, 2010, the Company purchased letters of credit of $31.7 million for pledging purposes which reduces the availability to borrow against the FHLB line of credit. The Company had outstanding letters of credit of $10.7 million at December 31, 2009.

Note 9. Stockholders’ Equity

Regulatory Capital

Common stockholders’ equity of the Company includes the undistributed earnings of the bank subsidiaries. Dividends are payable only out of undivided profits or current earnings. Moreover, dividends to the Company’s stockholders can generally be paid only from dividends paid to the Company by the Banks. Consequently, dividends are dependent upon earnings, capital needs, regulatory policies and statutory limitations affecting the Banks. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Hancock Bank of Louisiana are subject to approval by the Commissioner of Financial Institutions of the State of Louisiana. Dividends paid by Hancock Bank of Alabama are subject to approval by Alabama State Banking Department. The amount of capital of the subsidiary banks available for dividends at December 31, 2010 was approximately $36.6 million.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement prompt corrective actions for institutions that it regulates. The rules provide that an institution is “well capitalized” if its total risk-based capital ratio is 10.0% or greater, its Tier 1 risked-based capital ratio is 6.0% or greater, its leverage ratio is 5.0% or greater and the institution is not subject to a capital directive. Under this regulation, all of the subsidiary banks were deemed to be “well capitalized” as of December 31, 2010 and 2009 based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change these classifications. The Company and its bank subsidiaries are required to maintain certain minimum capital levels. At December 31, 2010 and 2009, the Company and the Banks were in compliance with their respective statutory minimum capital requirements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stockholders’ Equity (continued)

Following is a summary of the actual capital levels at December 31, 2010 and 2009 (amounts in thousands):

	Actual		Required for Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio %	Amount	Ratio %	Amount		Ratio %
At December 31, 2010
Total capital (to risk weighted assets)
Company	$846,541	16.60	$407,970	8.00	$	N/A	N/A
Hancock Bank	446,894	16.46	217,206	8.00		271,507	10.00
Hancock Bank of Louisiana	344,447	15.72	175,339	8.00		219,174	10.00
Hancock Bank of Alabama	33,543	17.39	15,432	8.00		19,290	10.00
Tier 1 capital (to risk weighted assets)
Company	$782,301	15.34	$203,985	4.00	$	N/A	N/A
Hancock Bank	412,632	15.20	108,603	4.00		162,904	6.00
Hancock Bank of Louisiana	316,905	14.46	87,670	4.00		131,504	6.00
Hancock Bank of Alabama	31,102	16.12	7,716	4.00		11,574	6.00
Tier 1 leverage capital
Company	$782,301	9.65	$243,160	3.00	$	N/A	N/A
Hancock Bank	412,632	8.03	154,198	3.00		256,996	5.00
Hancock Bank of Louisiana	316,905	11.33	83,878	3.00		139,797	5.00
Hancock Bank of Alabama	31,102	16.38	5,698	3.00		9,496	5.00
At December 31, 2009
Total capital (to risk weighted assets)
Company	$822,505	13.04	$504,457	8.00	$	N/A	N/A
Hancock Bank	403,807	11.24	287,342	8.00		359,178	10.00
Hancock Bank of Louisiana	326,127	14.53	179,591	8.00		224,489	10.00
Hancock Bank of Alabama	23,597	13.33	14,164	8.00		17,705	10.00
Tier 1 capital (to risk weighted assets)
Company	$756,108	11.99	$252,228	4.00	$	N/A	N/A
Hancock Bank	371,013	10.33	143,671	4.00		215,507	6.00
Hancock Bank of Louisiana	302,316	13.47	89,796	4.00		134,694	6.00
Hancock Bank of Alabama	21,364	12.07	7,082	4.00		10,623	6.00
Tier 1 leverage capital
Company	$756,108	10.60	$214,043	3.00	$	N/A	N/A
Hancock Bank	371,013	9.45	117,788	3.00		196,313	5.00
Hancock Bank of Louisiana	302,316	10.67	85,005	3.00		141,674	5.00
Hancock Bank of Alabama	21,364	12.29	5,216	3.00		8,694	5.00

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retirement and Employee Benefit Plans

At December 31, 2010, the Company had a pension plan and two postretirement plans for employees, which are described more fully below. The Company has accounted for its defined benefit pension plan using the actuarial model required by generally accepted accounting principles regarding employers’ accounting for pensions. The compensation cost of an employee’s pension benefit has been recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method has been utilized for funding purposes. The Company also sponsors two defined benefit postretirement plans, which provide medical benefits and life insurance benefits. The Company has accounted for these plans using the actuarial computations required by generally accepted accounting principles regarding employer’s accounting for postretirement benefits other than pensions. The cost of the defined benefit postretirement plan has been recognized on the projected unit credit method over the employee’s approximate service period.

Under generally accepted accounting principles, the Company is required to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet. The Company recognizes changes in that funded status in the year in which the changes occur through comprehensive income effective for years ending after December 15, 2006. In addition, generally accepted accounting principles require an employer to measure the funded status of a plan as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008.

Defined Benefit Plan - Pension

The Company has a noncontributory defined benefit pension plan covering employees who have been employed by the Company one year and who have worked a minimum of 1,000 hours during the calendar year. The Company’s current policy is to contribute annually the minimum amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and the employee’s base or benefit base compensation during the highest consecutive five years of employment.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retirement and Employee Benefit Plans (continued)

The measurement date for the pension plan is December 31. Data relative to the pension plan is as follows (in thousands):

	December 31,
	2010	2009
Change in benefit obligation
Benefit obligation, beginning of year	$89,720	$82,862
Service cost	3,501	3,107
Interest cost	5,233	4,833
Actuarial loss	7,155	2,502
Benefits paid	(3,863)	(3,584)

Benefit obligation, end of year	101,746	89,720

Change in plan assets
Fair value of plan assets, beginning of year	61,313	51,001
Actual return on plan assets	7,718	7,758
Employer contributions	6,726	6,431
Benefit payments	(3,863)	(3,584)
Expenses	(254)	(294)

Fair value of plan assets, end of year	71,640	61,312

Funded status at end of year - net liability	$(30,106)	$(28,408)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at beginning of year	$36,753	$40,490
Amount of (loss)/gain recognized during the year	(2,281)	(2,648)
Net actuarial loss/(gain)	4,338	(1,089)

Unrecognized loss at end of year	$38,810	$36,753

Net periodic expense is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net periodic benefit cost
Service cost	$3,500	$3,107	$2,626
Interest cost	5,233	4,833	4,517
Expected return on plan assets	(4,646)	(3,873)	(4,830)
Recognized net amortization and deferral	2,281	2,648	947

Net pension benefit cost	6,368	6,715	3,260

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss)/gain recognized during the year	(2,281)	(2,648)	(1,184)
Net actuarial loss/(gain)	4,338	(1,089)	22,975

Total recognized in other comprehensive income	2,057	(3,737)	21,791

Total recognized in net periodic benefit cost and other comprehensive income	$8,425	$2,978	$25,051

Weighted average assumptions as of measurement date
Discount rate for benefit obligations	5.46%	5.95%	5.96%
Discount rate for net periodic benefit cost	5.30%	5.96%	6.31%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retirement and Employee Benefit Plans (continued)

The long term rate of return is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. The result is then adjusted for inflation. The Company uses the Citigroup Pension Discount Curve Liability Index (CPD). At December 31, 2010, the discount rate was calculated by matching expected future cash flows to the CPD Curve Liability Index. The published duration of the CPD curve was 16.8 years and the duration for the Company’s valuation was 15.27 years for December 2010.

The Company has been making the contributions required by the Internal Revenue Service. The Company’s contributions to this plan were $6.7 million in 2010, $6.4 million in 2009 and $4.8 million in 2008. The Company expects to contribute approximately $9.1 million to the pension plan in 2011. The following pension plan benefit payments, which reflect expected future service, are expected to be made (in thousands):

2011	$3,818
2012	4,203
2013	4,325
2014	4,544
2015	4,774
2016 - 2020	27,620

$49,284

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2010.

The plan assets are held in the Company’s Hancock Horizon mutual funds, as follows: Hancock Horizon Government Money Market Fund, Hancock Horizon Strategic Income Bond Fund, Hancock Horizon Quantitative Long/Short Fund, Hancock Horizon Diversified International Fund, Hancock Horizon Burkenroad Fund, Hancock Horizon Growth Fund, and Hancock Horizon Value Fund. The fair values of the Company’s pension plan assets at December 31, 2010 and 2009, by asset category, are shown in the following tables (in thousands):

Fair Value Measurements at December 31, 2010

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hancock Horizon Government Money Market Fund	$2,573	$2,573	$—	$—
Hancock Horizon Strategic Income Bond Fund	25,974	25,974	—	—
Hancock Horizon Quantitative Long/Short Fund	3,525	3,525	—	—
Hancock Horizon Diversified International Fund	6,277	6,277
Hancock Horizon Burkenroad Fund	2,264	2,264
Hancock Horizon Growth Fund	12,392	12,392	—	—
Hancock Horizon Value Fund	18,635	18,635

TOTAL	$71,640	$71,640	$—	$—

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retirement and Employee Benefit Plans (continued)

Fair Value Measurements at December 31, 2009

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hancock Horizon Government Money Market Fund	$2,542	$2,542	$—	$—
Hancock Horizon Strategic Income Bond Fund	22,156	22,156	—	—
Hancock Horizon Quantitative Long/Short Fund	2,901	2,901	—	—
Hancock Horizon Diversified International Fund	5,444	5,444
Hancock Horizon Burkenroad Fund	2,072	2,072
Hancock Horizon Growth Fund	10,431	10,431	—	—
Hancock Horizon Value Fund	15,767	15,767

TOTAL	$61,313	$61,313	$—	$—

The Company’s pension plan weighted-average asset allocations and target allocations at December 31, 2010 and 2009, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation at December 31,
	2010	2009	2010	2009
Asset category
Equity securities	60%	60%	40-70%	40-70%
Fixed income securities	36%	36%	30-60%	30-60%
Cash equivalents	4%	4%	0-10%	0-10%

	100%	100%

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

Defined Benefit Plan - Postretirement

The Company sponsors two defined benefit postretirement plans, other than the pension plan that continue to cover retiring employees who have medical and/or group life insurance at the time of retirement who have reached 55 years of age with ten years of service or age 65 with five years of service. One plan provides medical benefits and the other provides life insurance benefits. The postretirement health care plan is contributory, with retiree contributions adjusted annually and subject to certain employer contribution maximums. Neither plan is available to employees hired on or after January 1, 2000. The following year-end financial information regarding the Company’s postretirement health care plan reflects the Medicare Part D subsidy. The life insurance plan is noncontributory.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retirement and Employee Benefit Plans (continued)

The measurement date for the plans is December 31, 2010. The Company used a 5.8% discount rate for the determination of the projected postretirement benefit obligation as of December 31, 2010 and 2009. The discount rate is based on the Citigroup Discount Pension Curve.

Data relative to these postretirement benefits is as follows (in thousands):

	Years Ended December 31,
	2010	2009
Change in postretirement benefit obligation
Projected postretirement benefit obligation, beginning of year	$10,290	$8,727
Service cost	125	114
Interest cost	556	565
Plan participants’ contributions	310	299
Actuarial loss	2,098	1,574
Benefit payments	(1,006)	(989)

Projected postretirement benefit obligation, end of year	12,373	10,290

Change in plan assets
Plan assets, beginning of year	—	—
Employer contributions	696	690
Plan participants’ contributions	310	299
Benefit payments	(1,006)	(989)

Plan assets, end of year	—	—

Funded status at end of year - net liability	$(12,373)	$(10,290)

Amounts recognized in accumulated other comprehensive loss
Net loss	$5,643	$3,846
Prior service cost	(102)	(155)
Net obligation	5	10

	$5,546	$3,701

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retirement and Employee Benefit Plans (continued)

The following table shows the composition of net period postretirement benefit cost (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net periodic postretirement benefit cost
Service cost	$124	$114	$174
Interest costs	556	565	505
Amortization of net loss	302	296	177
Amortization of prior service cost	(48)	(48)	(48)

Net periodic postretirement benefit cost	934	927	808

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Amount of loss recognized during the year	(302)	(296)	(177)
Net actuarial (gain)/loss	2,098	1,574	269
Amortization of prior service cost	48	48	48

Total recognized in other comprehensive income	1,844	1,326	140

Total recognized in net periodic benefit cost and other comprehensive income	$2,778	$2,253	$948

For measurement purposes in 2010, an 8.0% annual rate of increase in the over age 65 per capita costs of covered health care benefits was assumed for 2011. The rate was assumed to decrease uniformly to 5.0% over 6 years and remain at that level thereafter. In 2009, a 9.0% annual rate of increase in the over age 65 per capita costs of covered health care benefits was assumed. The rate was assumed to decrease uniformly to 5.0% over 8 years and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. The following table illustrates the effect on the postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates:

	1% Decrease in Rates	Assumed Rates	1% Increase in Rates
Aggregated service and interest cost	$598	$681	$783
Postretirement benefit obligation	11,047	12,373	13,986

The Company expects to contribute $0.8 million to the plans in 2011. Expected benefits to be paid over the next ten years and are reflected the following table (in thousands):

2011	$836
2012	739
2013	709
2014	721
2015	667
2016 - 2020	3,565

$7,237

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retirement and Employee Benefit Plans (continued)

The following table shows the amounts in accumulated other comprehensive loss that the Company expects to be recognized as net periodic benefit cost during the year ending December 31, 2010 (in thousands):

Prior service cost	$(53)
Net transition obligation	5
Net loss	539

Total	$491

Defined Contribution Plan – 401(k)

The Company has a 401(k) retirement plan covering substantially all employees who have been employed 90 days excluding on call, temporary, and seasonal employees and meet certain other requirements. Under this plan, employees can contribute a portion of their salary within limits provided by the Internal Revenue Code into the plan. The Company’s contributions to this plan were $2.0 million in 2010, $1.8 million in 2009 and $1.7 million in 2008.

Nonqualified Deferred Compensation Plans

The Company has one nonqualified deferred compensation plan covering employees who have met certain requirements. The Company’s contributions to this plan were $1.1 million in 2010, $0.8 million in 2009 and $1.0 million in 2008.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that is designed to provide the employees of the Company a convenient means of purchasing common stock of the Company. Substantially all employees, who have been employed by the Company 90 days excluding on call, interns, temporary, and seasonal employees, are eligible to participate. The Company makes no contribution to each participant’s contribution. The numbers of shares purchased under this plan were 14,202 in 2010, 12,516 in 2009 and 9,864 in 2008.

Effective December 31, 2010, Hancock Bank terminated the Employee Stock Purchase Plan of Hancock Bank. Adopted in its place was the Hancock Holding Company 2010 Employee Stock Purchase Plan which became effective January 1, 2011. The major changes under the new plan are that the new plan allows participants to contribute up to 10% instead of 5% of base wages and the stock purchased under the new plan is allocated to each participant as of each payday rather than bi-annually.

Note 11. Stock-Based Payment Arrangements

At December 31, 2010, the Company had two share-based payment plans for employees, which are described below. The Company follows the fair value recognition provisions of FASB’s guidance regarding share-based payment. For the years ended December 31, 2010, 2009, and 2008 total compensation cost for share-based compensation recognized in income was $4.1 million, $3.3 million, and $2.8 million, respectively. The total recognized tax benefit related to the share-based compensation was $0.7 million, $0.8 million, and $0.7 million, respectively, for years 2010, 2009 and 2008.

Prior to the adoption of the guidance, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. The guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit classified as a financing cash inflow and classified as an operating cash outflow for the years ended December 31, 2010, 2009, and 2008 was $0.3 million, $0.5 million, and $4.5 million, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stock-Based Payment Arrangements (continued)

Stock Option Plans

The 1996 Hancock Holding Company Long-Term Incentive Plan (the “1996 Plan”) that was approved by the Company’s shareholders in 1996 was designed to provide annual incentive stock awards. Awards as defined in the 1996 Plan include, with limitations, stock options, incentive stock options, restricted shares, performance stock awards, and stock appreciation rights, all on a stand-alone, combination or tandem basis. A total of fifteen million (15,000,000) common shares can be granted under the 1996 Plan with an annual grant maximum of 2% of the Company’s outstanding common stock as reported for the fiscal year ending immediately prior to such plan year. Grants of restricted stock awards are limited to one-third of the grant totals.

The exercise price is equal to the closing market price on the date immediately preceding the date of grant, except for certain of those granted to major stockholders where the option price is 110% of the market price. Option awards generally vest equally over five years of continuous service and have ten-year contractual terms. The Company’s policy is to issue new shares upon share option exercise and issue treasury shares upon restricted stock award vesting. The 1996 Long-Term Incentive Plan expired in 2006.

In March of 2005, the stockholders of the Company approved Hancock Holding Company’s 2005 Long-Term Incentive Plan (the “2005 Plan”) as the successor plan to the 1996 LTIP. The 2005 Plan is designed to enable employees and directors to obtain a proprietary interest in the Company and to attract and retain outstanding personnel. Awards as defined in the 2005 Plan include, with limitations, stock options (including restricted stock options), restricted and performance shares, and performance stock awards, all on a stand-alone, combination or tandem basis.

The 2005 Plan provides that awards for up to an aggregate of five million (5,000,000) shares of the Company’s common stock may be granted during the term of the 2005 Plan. The 2005 Plan limits the number of shares for which awards may be granted during any calendar year to 2% of the outstanding Company’s common stock as reported for the fiscal year ending immediately prior to such plan year.

The fair value of each option award is estimated on the grant date’s prior closing price using Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Years Ended December 31,
	2010	2009*	2008
Expected volatility	40.53%	40.45%	29.02%-35.33
Expected dividends	2.9%-2.99	2.49%	2.31%-2.60
Expected term (in years)	9.55	8.7	5.6-8.7
Risk-free rates	2.73%-3.33	3.28%	2.07%-3.71

*	During 2009, there was only one option award to one class of recipients

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stock-Based Payment Arrangements (continued)

A summary of option activity and changes under the plans for 2010 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	1,000,249	$35.15
Granted	194,772	$32.13
Exercised	(49,902)	$23.06		$827
Forfeited or expired	(15,599)	$41.14
Outstanding at December 31, 2010	1,129,520	$35.08	6.3	$3,080
Exercisable at December 31, 2010	658,436	$33.88	4.6	$2,548
Share options expected to vest	471,084	$36.75	8.6	$532

The weighted-average grant-date fair values of options granted during 2010, 2009, and 2008 were $10.73, $14.52, and $13.19, respectively, per optioned share. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $0.8 million, $1.5 million, and $12.6 million, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2010, and changes during 2010, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	688,370	$23.67
Granted	321,238	$19.48
Vested	(151,657)	$32.69
Forfeited	(18,343)	$15.33

Nonvested at December 31, 2010	839,608	$20.62

As of December 31, 2010, there was $13.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.8 years. The total fair value of shares which vested during 2010 and 2009 was $2.6 million and $2.7 million, respectively.

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

Fair Value of Assets Measured on a Recurring Basis

The following table presents for each of the fair-value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at December 31, 2010 and 2009.

	As of December 31, 2010
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$117,435	$—	$117,435
Debt securities issued by states of the United		180,443	180,443
States and political subdivisions of the states		—	—
Corporate debt securities	15,285	—	15,285
Residential mortgage-backed securities	—	799,686	799,686
Collateralized mortgage obligations	—	372,051	372,051
Equity securities	3,985	—	3,985
Short-term investments	274,974	—	274,974
Loans carried at fair value	—	35,934	35,934

Total assets	$411,679	$1,388,114	$1,799,793

Liabilities
Swaps	$—	$2,952	$2,952

Total Liabilities	$—	$2,952	$2,952

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

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the above table. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens or based on recent sales activity for similar assets in the property’s market. Other real estate owned are level 2 properties recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values are determined by sales agreement or appraisal. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market. The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis at December 31, 2010 and 2009.

	As of December 31, 2010
	Level 1	Level 2	Net Balance
Assets
Impaired loans	$—	$95,787	$95,787
Other real estate owned	—	32,520	32,520

Total assets	$—	$128,307	$128,307

	As of December 31, 2009
	Level 1	Level 2	Net Balance
Assets
Impaired loans	$—	$122,610	$122,610
Other real estate owned	—	13,786	13,786

Total assets	$—	$136,396	$136,396

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

Loans, Net of Unearned Income - The fair value of loans is estimated by discounting the future cash flows using the current rates for similar loans with the same remaining maturities with similar credit quality.

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

Securities Sold under Agreements to Repurchase, Federal Funds Purchased, and FHLB Borrowings - For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Notes - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value is estimated by discounting the future contractual cash flows using current market rates at which similar notes over the same remaining term could be obtained.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$778,851	$778,851	$1,001,976	$1,001,976
Securities	1,488,885	1,488,885	1,611,327	1,611,327
Loans, net of unearned income	4,979,030	5,085,925	5,150,287	5,263,246
Accrued interest receivable	30,157	30,157	35,468	35,468
Financial liabilities:
Deposits	$6,775,719	$6,787,931	$7,195,812	$7,241,363
Federal funds purchased	—	—	250	250
Securities sold under agreements to repurchase	364,676	364,676	484,457	484,457
FHLB borrowings	10,172	10,172	30,805	30,805
Long-term notes	376	376	671	671
Accrued interest payable	4,007	4,007	4,824	4,824

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

	December 31,
	2010	2009
Commitments to extend credit	$912,206	$983,242
Letters of credit	87,038	108,736

Approximately $728.5 million and $679.0 million of commitments to extend credit at December 31, 2010 and 2009, respectively, were at variable rates and the remainder was at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company continually evaluates each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in the Company obtaining collateral to support the obligation.

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

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no proceedings expected to have a material adverse effect on the financial statements of the Company. The Company has pending litigation as a result of Hancock’s Peoples First acquisition but any resulting losses are covered by the terms of the loss share indemnification agreement.

Lease Commitments

The Company currently has capital and operating leases for buildings and equipment that expire from 2011 to 2048. It is expected that certain leases will be renewed or equipment replaced as leases expire. Certain of these leases have escalation clauses, rent concessions, or rent holidays that are being amortized on a straight-line basis over the term of the lease as required by authoritative guidance regarding accounting for leases.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Commitments and Contingencies (continued)

Future minimum lease payments for all non-cancelable capital and operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2010 (in thousands):

	Captial Leases	Operating Leases
2011	$26	$4,389
2012	28	3,962
2013	31	3,182
2014	34	3,063
2015	35	2,888
Thereafter	14	20,292

Total minimum lease payments	$168	$37,776

Amounts representing interest	66

Present value of net minimum lease payments	$102

Rental expense approximated $7.2 million, $4.5 million, $5.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. Rental expense is included in net occupancy expense on the consolidated statement of income.

Note 14. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Other noninterest income:
Income from bank owned life insurance	$5,219	$5,527	$5,906
Outsourced check income	(200)	(94)	284
Safety deposit box income	841	794	821
Appraisal fee income	714	854	1,001
Letter of credit fees	1,451	1,309	1,140
Accretion on indemnification asset	4,890	—	—
Other	4,000	7,657	4,424

Total other noninterest income	$16,915	$16,047	$13,576

Other noninterest expense:
Postage	$4,195	$3,505	$3,902
Communication	6,824	4,969	5,552
Data processing	23,646	19,043	18,432
Legal and professional services	16,447	12,321	12,718
Ad valorem and franchise taxes	3,568	3,621	3,532
Printing and supplies	2,380	1,911	1,833
Advertising	7,713	5,597	6,917
Regulatory and other fees	15,050	16,391	6,935
Miscellaneous expense	7,070	4,247	3,705
ORE expense	4,475	1,357	917
Insurance expense	2,010	1,905	1,975
Other expense	6,740	5,548	5,290

Total other noninterest expense	$100,118	$80,415	$71,708

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes

Income taxes consisted of the following components (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current federal	$20,707	$15,816	$24,603
Current state	600	(241)	2,028

Total current provision	21,307	15,575	26,631

Deferred federal	(10,676)	6,753	(4,675)
Deferred state	(926)	591	(337)

Total deferred provision	(11,602)	7,344	(5,012)

Total tax expense	$9,705	$22,919	$21,619

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Minimum pension liability	$16,505	$15,066
Allowance for loan losses	30,356	24,549
Compensation	10,581	8,852
Loans ASC 310	126,536	145,500
Demand Deposits	1,218	4,625
Capital loss	153	1,063
Tax credit carryforward	663	—
Federal net operating loss	104	123
State net operating loss	1,274	1,059
Other	1,637	404

Gross deferred tax assets	189,027	201,241

Federal valuation allowance	(84)	(85)
State valuation allowance	(1,274)	(1,059)

Subtotal valuation allowance	(1,358)	(1,144)

Net deferred tax assets	187,669	200,097

Deferred tax liabilities:
Fixed assets & intangibles	(31,159)	(30,081)
FHLB Stock Dividend	(3,520)	—
Unrealized gain on securities available for sale	(15,932)	(16,538)
Deferred gain	(17,907)	(27,938)
FDIC Indemnification Asset	(104,785)	(126,147)
Other	(7,825)	(6,509)

Gross deferred tax liabilities	(181,128)	(207,213)

Net deferred tax asset (liability)	$6,541	$(7,116)

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes (continued)

At December 31, 2010, the Company had a federal valuation allowance related to a federal net operating loss carryforward and a state valuation allowance related to miscellaneous state net operating losses. The federal net operating loss carryforward will expire in 2011. Other than these items, no valuation allowance related to deferred tax assets has been recorded on December 31, 2010 and 2009, as management believes it is more likely than not that the remaining deferred tax assets will be realized.

The reason for differences in income taxes reported compared to amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes were as follows (in thousands):

	Years Ended December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$21,669	35%	$34,195	35%	$30,445	35%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	(410)	-1%	706	1%	1,099	1%
Tax-exempt interest	(6,747)	-11%	(6,703)	-7%	(5,827)	-7%
Bank owned life insurance	(1,918)	-3%	(2,097)	-2%	(2,159)	-2%
Tax credits	(3,702)	-6%	(3,923)	-4%	(2,284)	-3%
Other, net	813	1%	741	1%	345	0%

Income tax expense	$9,705	15%	$22,919	24%	$21,619	24%

The tax credits available to the Company for the 2010 and 2009 tax years included the Worker’s Opportunity Tax Credit, the Gulf Tax Credit and the New Markets Tax Credit.

The Company adopted authoritative guidance regarding accounting for uncertainty in income taxes on January 1, 2007 and determined that no adjustment was required to retained earnings due to the adoption of this Interpretation. There were no material uncertain tax positions at December 31, 2010. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. As of December 31, 2010, the interest accrued is considered immaterial to the Company’s consolidated balance sheet.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2007.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Earnings Per Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income to common shareholders	$52,206	$74,775	$65,366

Net income allocated to participating securities - basic and diluted	320	247	221

Net income allocated to common shareholders - basic and diluted	$51,886	$74,528	$65,145

Denominator:
Weighted-average common shares - basic	36,876	32,747	31,491
Dilutive potential common shares	178	187	392

Weighted average common shares - diluted	37,054	32,934	31,883

Earnings per common share:
Basic	$1.41	$2.28	$2.07
Diluted	$1.40	$2.26	$2.04

There were no anti-dilutive share-based incentives outstanding for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Segment Reporting

The Company’s primary segments are divided into the Mississippi (MS), Louisiana (LA) and Alabama (AL) markets. Effective January 1, 2010, the Florida (FL) segment was merged into the Mississippi (MS) segment. The activity and assets of Peoples First acquired in December 2009 are included in Mississippi (MS). Each segment offers the same products and services but is managed separately due to different pricing, product demand and consumer markets. The primary segments offer commercial, consumer and mortgage loans and deposit services. In all tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc., Hancock Insurance Agency, Inc., Harrison Finance Company, Magna Insurance Company and three real estate corporations owning land and buildings that house bank branches and other facilities. Following is selected information for the Company’s segments (in thousands):

	Year Ended December 31, 2010
	MS	LA	AL	Other	Eliminations	Consolidated
	(In thousands)
Interest income	$194,175	$132,205	$9,047	$22,122	$(4,991)	$352,558
Interest expense	59,313	21,198	2,071	4,294	(4,531)	82,345

Net interest income	134,862	111,007	6,976	17,828	(460)	270,213
Provision for loan losses	34,983	22,554	2,862	5,592	—	65,991
Noninterest income	66,023	43,331	1,917	25,745	(67)	136,949
Depreciation and amortization	9,432	3,003	323	767	—	13,525
Other noninterest expense	146,714	81,665	6,242	31,244	(130)	265,735

Income before income taxes	9,756	47,116	(534)	5,970	(397)	61,911
Income tax expense (benefit)	(4,827)	12,373	(274)	2,433	—	9,705

Net income (loss)	$14,583	$34,743	$(260)	$3,537	$(397)	$52,206

Total assets	$5,051,664	$2,906,365	$195,719	$1,093,565	$(1,108,986)	$8,138,327
Total interest income from affiliates	$5,014	$—	$3	$—	$(5,017)	$—
Total interest income from external customers	$189,161	$132,205	$9,044	$22,122	$26	$352,558

	Year Ended December 31, 2009
	MS	LA	AL	Other	Eliminations	Consolidated
	(In thousands)
Interest income	$158,823	$138,767	$8,291	$23,931	$(6,085)	$323,727
Interest expense	63,460	29,772	2,750	4,942	(5,624)	95,300

Net interest income	95,363	108,995	5,541	18,989	(461)	228,427
Provision for loan losses	22,353	18,398	7,160	6,679	—	54,590
Noninterest income	88,355	42,321	1,754	25,177	(280)	157,327
Depreciation and amortization	11,170	3,467	315	597	—	15,549
Other noninterest expense	101,675	81,850	5,185	29,310	(99)	217,921

Income before income taxes	48,520	47,601	(5,365)	7,580	(642)	97,694
Income tax expense (benefit)	11,109	12,866	(1,960)	904	—	22,919

Net income (loss)	$37,411	$34,735	$(3,405)	$6,676	$(642)	$74,775

Total assets	$5,610,036	$2,890,341	$179,701	$1,114,826	$(1,097,821)	$8,697,083
Total interest income from affiliates	$6,084	$—	$1	$—	$(6,085)	$—
Total interest income from external customers	$152,739	$138,767	$8,290	$23,931	$—	$323,727

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Segment Reporting (continued)

	Year Ended December 31, 2008
	MS	LA	AL	Other	Eliminations	Consolidated
	(In thousands)
Interest income	$168,005	$145,546	$5,088	$26,574	$(9,776)	$335,437
Interest expense	78,832	48,813	2,508	5,164	(9,315)	126,002

Net interest income	89,173	96,733	2,580	21,410	(461)	209,435
Provision for loan losses	14,341	15,715	1,393	5,336	—	36,785
Noninterest income	57,273	46,231	702	23,606	(34)	127,778
Depreciation and amortization	11,262	3,555	377	567	—	15,761
Other noninterest expense	94,212	68,340	4,634	30,613	(117)	197,682

Income before income taxes	26,631	55,354	(3,122)	8,500	(378)	86,985
Income tax expense (benefit)	4,674	14,854	(1,163)	3,254	—	21,619

Net income (loss)	$21,957	$40,500	$(1,959)	$5,246	$(378)	$65,366

Total assets	$4,163,024	$3,008,320	$155,862	$871,758	$(1,031,710)	$7,167,254
Total interest income from affiliates	$9,768	$8	$—	$—	$(9,776)	$—
Total interest income from external customers	$158,237	$145,538	$5,088	$26,574	$—	$335,437

The Company allocated administrative charges among its Louisiana, Alabama and Other segments and its Mississippi segment and the Parent Company. This allocation was based on an analysis of costs for 2008. The administrative charges allocated to the Louisiana segment were $21.1 million in 2010, $22.4 million in 2009, and $18.9 million in 2008. The administrative charges allocated to the Alabama segment were $0.8 in 2010, $0.2 million in 2009, and $0.05 in 2008. The Other segment’s allocated charges were $3.7 million in 2010, $2.6 million in 2009 and $1.2 million in 2008. The aforementioned administrative charges were allocated from the Mississippi segment ($25.2 million in 2010, $25.8 million in 2009, and $20.3 million in 2008). Administrative charges allocated from the Parent Company were $0.4 million in 2010, $0.1 million in 2009 and $0.1 million in 2008.

Goodwill and other intangible assets assigned to the Mississippi segment totaled approximately $34.5 million, of which $23.4 million represented goodwill and $11.1 million represented core deposit intangibles and mortgage servicing rights at December 31, 2010. At December 31, 2009, goodwill and other intangible assets assigned to the Mississippi segment totaled approximately $24.6 million, of which $12.1 million represented goodwill and $12.5 million represented core deposit intangibles. The related core deposit amortization was approximately $1.9 million in 2010, $0.4 million in 2009, and $0.4 million in 2008. The increase in 2010 was caused by the $11.6 million core deposit intangible recorded in 2009 with the Peoples First acquisition.

Goodwill and other intangible assets assigned to the Louisiana segment totaled approximately $35.5 million, of which $33.8 million represented goodwill and $1.7 million represented core deposit intangibles at December 31, 2010. Goodwill and other intangible assets assigned to the Louisiana segment totaled approximately $36.1 million, of which $33.8 million represented goodwill and $2.3 million represented core deposit intangibles at December 31, 2009. The related core deposit amortization was approximately $0.6 million in 2010, $0.6 million in 2009, and $0.6 million in 2008.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Segment Reporting (continued)

Other intangible assets are also assigned to subsidiaries that are included in the “Other” category in the table above and totaled $5.2 million at December 31, 2010 and $6.3 million at December 31, 2009. At December 31, 2010, those intangibles consist of goodwill of approximately $4.5 million and the value of insurance expirations of approximately $0.7 million.

The Company performed a fair value based impairment test of goodwill and determined that the fair values of these reporting units exceeded their carrying values at September 2010, 2009 and 2008. No events occurred subsequent to testing that would indicate the need to re-perform the impairment analysis. No impairment loss, therefore, was recorded.

Note 18. Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of Hancock Holding Company (parent company only) for the dates indicated (in thousands):

Condensed Balance Sheets

	December 31,
	2010	2009
Assets:
Cash	$787	$306
Investment in bank subsidiaries	833,965	816,033
Investment in non-bank subsidiaries	20,798	20,591
Due from subsidiaries and other assets	1,567	1,526

	$857,117	$838,456

Liabilities and Stockholders’ Equity:
Due to subsidiaries	$569	$139
Other liabilities	—	654
Stockholders’ equity	856,548	837,663

	$857,117	$838,456

Condensed Statements of Income

	Years Ended December 31,
	2010	2009	2008
Operating Income
From subsidiaries
Dividends received from bank subsidiaries	$41,500	$36,700	$43,700
Dividends received from non-bank subsidiaries	—	—	—
Equity in earnings of subsidiaries greater than (less than) dividends received	10,471	38,161	21,646

Total operating income	51,971	74,861	65,346
Other (expense) income	342	(178)	(19)
Income tax provision (benefit)	107	(92)	(39)

Net income	$52,206	$74,775	$65,366

Condensed Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities - principally dividends received from subsidiaries	$31,241	$36,743	$35,493

Cash flows from investing activities - principally contribution of capital to subsidiary	(454)	(181,798)	(20,500)

Net cash used by investing activities	(454)	(181,798)	(20,500)

Cash flows from financing activities:
Dividends paid to stockholders	(36,182)	(32,011)	(30,453)
Stock transactions, net	5,876	173,319	15,670

Net cash used by financing activities	(30,306)	141,308	(14,783)

Net increase (decrease) in cash	481	(3,747)	210
Cash, beginning of year	306	4,053	3,843

Cash, end of year	$787	$306	$4,053

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of January 1, 2009, the Board of Directors of Hancock Holding Company (“the Company”) appointed PricewaterhouseCoopers LLP, a firm of independent certified public accountants, as auditors for the fiscal year ending December 31, 2009, and until their successors are selected.

The Company has been advised that neither the firm nor any of its partners has any direct or any material indirect financial interest in the securities of the Company or any of its subsidiaries, except as auditors and consultants on accounting procedures and tax matters.

Additionally, during the fiscal year ended December 31, 2009 and through the subsequent period through the current period, there were no consultations between the Company and PricewaterhouseCoopers LLP regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue (ii) any matter that was the subject of a disagreement under Item 304(a)(1)(iv) of Regulation S-K, or a reportable event under Item 304(a)(1)(v) of Regulation S-K; or (iii) any other matter.

Although not required to do so, the Company’s Board of Directors chose to submit its appointment of PricewaterhouseCoopers LLP for ratification by the Company’s shareholders. This matter was submitted to the Company’s shareholders for ratification and approved during the Company’s annual meeting held on March 18, 2010.

No Adverse Opinion or Disagreement

The audit reports of KPMG LLP on the consolidated financial statements of the Company as of and for the year ended December 31, 2008 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of KPMG LLP on the effectiveness of internal control over financial reporting as of December 31, 2008 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company has agreed to indemnify and hold KPMG LLP harmless against and from any and all legal costs and expenses incurred by KPMG LLP in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion or incorporation by reference of its audit report on the Company’s past consolidated financial statements included or incorporated by reference in the Registration Statements on Form S-8 and Form S-3 and Form S-4.

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

As of December 31, 2010, (the “Evaluation Date”), our Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, our Chief Executive Officers and Chief Financial Officer have concluded Hancock’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to us and required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2010. PricewatershouseCoopers LLP, under Auditing Standard No. 5, does not express an opinion on management’s assessment as occurred under Auditing Standard No. 2. Under Auditing Standard No. 5 management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. PricewatershouseCoopers’ responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on their audit.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instructions G (3), information on executive compensation will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instructions G (3), information on security ownership of certain beneficial owners and management will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instructions G (3), information on certain relationships and related transactions will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instructions G (3), information on principal accountant fees and services will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on March 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements of Hancock Holding Company and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Consolidated balance sheets – December 31, 2010 and 2009

Consolidated statements of income – Years ended December 31, 2010, 2009, and 2008

Consolidated statements of stockholders’ equity – Years ended December 31, 2010, 2009, and 2008

Consolidated statements of cash flows –Years ended December 31, 2010, 2009, and 2008

Notes to consolidated financial statements – December 31, 2010 (pages 68 to 113)

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

(a) 3. Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Hancock Holding Company and Lamar Capital Corporation dated February 21, 2001 (Appendix C to the Prospectus contained in the S-4 Registration Statement 333- 60280 filed on May 4, 2001 and incorporated by reference herein).

3.1	Amended and Restated Articles of Incorporation dated November 8, 1990 (filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

3.2	Amended and Restated Bylaws dated November 8, 1990 (filed as Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, dated October 16, 1991 (filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1991).

3.4	Articles of Correction, filed with Mississippi Secretary of State on November 15, 1991 (filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1991).

3.5	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, adopted February 13, 1992 (filed as Exhibit 3.5 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

3.6	Articles of Correction, filed with Mississippi Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

3.7	Articles of Amendment to the Articles of Incorporation adopted February 20, 1997 (filed as Exhibit 3.7 to the Registrant’s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

3.8	Articles of Amendment to the Articles of Incorporation adopted March 29, 2007 (filed as Exhibit 3.8 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

4.1	Specimen stock certificate (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

4.2	By executing this Form 10-K, the Registrant hereby agrees to deliver to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Registrant or its consolidated subsidiaries or its unconsolidated subsidiaries for which financial statements are required to be filed, where the total amount of such securities authorized there under does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

*10.1	1996 Long Term Incentive Plan (filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

*10.2	Description of Hancock Bank Executive Supplemental Reimbursement Plan, as amended (filed as Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.3	Description of Hancock Bank Automobile Plan (filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.4	Description of Deferred Compensation Arrangement for Directors (filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.5	Hancock Holding Company 2005 Long-Term Incentive Plan, filed as Appendix “A” to the Company's Definitive Proxy Statement filed with the Commission on February 28, 2005 and incorporated herein by reference.

*10.6	Hancock Holding Company Nonqualified Deferred Compensation Plan, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on December 21, 2005 and incorporated herein by reference.

10.7	Shareholder Rights Agreement dated as of February 21, 1997, between Hancock Holding Company and Hancock Bank, as Rights Agent as extended by the Company, attached as Exhibit 1 to Form 8-A12G filed with the Commission on February 27, 1997, as extended by Amendment No. 1 filed with the Commission as Exhibit 4.1 to Form 8-K filed with the Commission on February 20, 2007, both of which are incorporated herein by reference.

10.8	Purchase and Assumption Agreement (“Agreement”) with the Federal Deposit Insurance Corporation, Receiver of Peoples First Community Bank, Panama City Florida (“PCFB”) and the Federal Deposit Insurance Corporation acting in its corporate capacity (“FDIC”), incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed February 17, 2010.

*10.9	Agreement and Plan of Merger between Hancock Holding Company and Whitney Holding Corporation dated as of December 21, 2010 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2010 and incorporated herein by reference).

*10.10	Hancock Holding Company 2010 Employee Stock Purchase Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2011 and incorporated herein by reference.

21	Subsidiaries of Hancock Holding Company.

22	Proxy Statement for the Registrant’s Annual Meeting of Shareholders on March 31, 2011 (deemed “filed” for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK HOLDING COMPANY
Registrant

February 28, 2011	By:	/s/ CARL J. CHANEY
Date		Carl J. Chaney
President & Chief Executive Officer
Director

February 28, 2011	By:	/s/ JOHN M. HAIRSTON
Date		John M. Hairston
Chief Executive Officer & Chief Operating Officer
Director

February 28, 2011	By:	/s/ MICHAEL M. ACHARY
Date		Michael M. Achary
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES B. ESTABROOK, JR James B. Estabrook, Jr.	Chairman of the Board, Director	February 28, 2011

/s/ ALTON G. BANKSTON Alton G. Bankston	Director	February 28, 2011

/s/ FRANK E. BERTUCCI Frank E. Bertucci	Director	February 28, 2011

/s/ DON P. DESCANT Don P. Descant	Director	February 28, 2011

/s/ JERRY LEVENS Jerry Levens	Director	February 28, 2011

/s/ JAMES H. HORNE James H. Horne	Director	February 28, 2011

(signatures continued)

/s/ JOHN H. PACE John H. Pace	Director	February 28, 2011

/s/ CHRISTINE L. PICKERING Christine L. Pickering	Director	February 28, 2011

/s/ ROBERT W. ROSEBERRY Robert W. Roseberry	Director	February 28, 2011

/s/ ANTHONY J. TOPAZI Anthony J. Topazi	Director	February 28, 2011

/s/ RANDY HANNA Randy Hanna	Director	February 28, 2011

/s/ THOMAS OLINDE Thomas Olinde	Director	February 28, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Hancock Holding Company and Lamar Capital Corporation dated February 21, 2001 (Appendix C to the Prospectus contained in the S-4 Registration Statement 333-60280 filed on May 4, 2001 and incorporated by reference herein).

3.1	Amended and Restated Articles of Incorporation dated November 8, 1990 (filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

3.2	Amended and Restated Bylaws dated November 8, 1990 (filed as Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, dated October 16, 1991 (filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1991).

3.4	Articles of Correction, filed with Mississippi Secretary of State on November 15, 1991 (filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1991).

3.5	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, adopted February 13, 1992 (filed as Exhibit 3.5 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

3.6	Articles of Correction, filed with Mississippi Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

3.7	Articles of Amendment to the Articles of Incorporation adopted February 20, 1997 (filed as Exhibit 3.7 to the Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

3.8	Articles of Amendment to the Articles of Incorporation adopted March 29, 2007 (filed as Exhibit 3.8 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

4.1	Specimen stock certificate (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

4.2	By executing this Form 10-K, the Registrant hereby agrees to deliver to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Registrant or its consolidated subsidiaries or its unconsolidated subsidiaries for which financial statements are required to be filed, where the total amount of such securities authorized there under does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

*10.1	1996 Long Term Incentive Plan (filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

*10.2	Description of Hancock Bank Executive Supplemental Reimbursement Plan, as amended (filed as Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.3	Description of Hancock Bank Automobile Plan (filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.4	Description of Deferred Compensation Arrangement for Directors (filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.5	Hancock Holding Company 2005 Long-Term Incentive Plan, filed as Appendix “A” to the Company's Definitive Proxy Statement filed with the Commission on February 28, 2005 and incorporated herein by reference.

*10.6	Hancock Holding Company Nonqualified Deferred Compensation Plan, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on December 21, 2005 and incorporated herein by reference.

10.7	Shareholder Rights Agreement dated as of February 21, 1997, between Hancock Holding Company and Hancock Bank, as Rights Agent as extended by the Company, attached as Exhibit 1 to Form 8-A12G filed with the Commission on February 27, 1997, as extended by Amendment No. 1 filed with the Commission as Exhibit 4.1 to Form 8-K filed with the Commission on February 20, 2007, both of which are incorporated herein by reference.

10.8	Purchase and Assumption Agreement (“Agreement”) with the Federal Deposit Insurance Corporation, Receiver of Peoples First Community Bank, Panama City Florida (“PCFB”) and the Federal Deposit Insurance Corporation acting in its corporate capacity (“FDIC”), incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed February 17, 2010.

*10.9	Agreement and Plan of Merger between Hancock Holding Company and Whitney Holding Corporation dated as of December 21, 2010 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2010 and incorporated herein by reference).

*10.10	Hancock Holding Company 2010 Employee Stock Purchase Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2011 and incorporated herein by reference.

21	Subsidiaries of Hancock Holding Company.

22	Proxy Statement for the Registrant’s Annual Meeting of Shareholders on March 31, 2011 (deemed “filed” for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference).

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Compensatory plan or arrangement.
**	Furnished with this Form 10-K.