Form 10-Q
period 2011-03-31
HANCOCK HOLDING CO
filed 2011-05-05
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

43,896,212 common shares were outstanding as of April 30, 2011 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$163,381	$139,687
Interest-bearing deposits with other banks	474,529	364,066
Federal funds sold	119	124
Other short-term investments	284,996	274,974
Securities available for sale, at fair value (amortized cost of $1,545,730 and $1,445,721)	1,593,511	1,488,885
Loans held for sale	7,468	21,866
Loans	4,851,305	4,968,149
Less: allowance for loan losses	(94,356)	(81,997)
unearned income	(10,330)	(10,985)

Loans, net	4,746,619	4,875,167
Property and equipment, net of accumulated depreciation of $128,384 and $125,383	239,425	209,919
Other real estate, net	41,175	32,520
Accrued interest receivable	28,033	30,157
Goodwill	61,631	61,631
Other intangible assets, net	12,591	13,204
Life insurance contracts	162,845	159,377
FDIC loss share receivable	343,261	329,136
Deferred tax asset, net	6,904	6,541
Other assets	144,546	131,073

Total assets	$8,311,034	$8,138,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,186,852	$1,127,246
Interest-bearing savings, NOW, money market and time	5,510,458	5,648,473

Total deposits	6,697,310	6,775,719
Federal funds purchased	1,475	—
Securities sold under agreements to repurchase	414,690	364,676
FHLB borrowings	10,114	10,172
Long-term notes	365	376
Other liabilities	129,381	130,836

Total liabilities	7,253,335	7,281,779

Stockholders’ Equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 43,138,607 and 36,893,276 issued and outstanding, respectively	143,652	122,855
Capital surplus	434,845	263,484
Retained earnings	477,195	470,828
Accumulated other comprehensive gain(loss), net	2,007	(619)

Total stockholders’ equity	1,057,699	856,548

Total liabilities and stockholders’ equity	$8,311,034	$8,138,327

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$68,001	$74,166
Securities - taxable	12,994	16,429
Securities - tax exempt	1,239	1,195
Federal funds sold	—	15
Other investments	299	574

Total interest income	82,533	92,379

Interest expense:
Deposits	14,009	23,284
Federal funds purchased and securities sold under agreements to repurchase	1,688	2,436
Long-term notes and other interest expense	72	80

Total interest expense	15,769	25,800

Net interest income	66,764	66,579
Provision for loan losses, net	8,822	13,826

Net interest income after provision for loan losses	57,942	52,753

Noninterest income:
Service charges on deposit accounts	9,544	11,490
Other service charges, commissions and fees	16,614	15,183
Securities loss, net	(51)	—
Other income	8,025	4,708

Total noninterest income	34,132	31,381

Noninterest expense:
Salaries and employee benefits	37,835	34,767
Net occupancy expense	5,911	6,143
Equipment rentals, depreciation and maintenance	2,854	2,724
Amortization of intangibles	614	738
Other expense	25,805	23,450

Total noninterest expense	73,019	67,822

Net income before income taxes	19,055	16,312
Income tax expense	3,727	2,478

Net income	$15,328	$13,834

Basic earnings per share	$0.41	$0.37

Diluted earnings per share	$0.41	$0.37

Dividends paid per share	$0.24	$0.24

Weighted avg. shares outstanding-basic	37,333	36,868

Weighted avg. shares outstanding-diluted	37,521	37,105

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
	Shares	Amount
Balance, January 1, 2010	36,840,453	$122,679	$257,643	$454,343	$2,998	$837,663
Comprehensive income
Net income per consolidated statements of income	—	—	—	13,834	—	13,834
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	397	397
Net change in fair value of securities available for sale, net of tax	—	—	—	—	5,510	5,510

Comprehensive income						19,741
Cash dividends declared ($0.24 per common share)	—	—	—	(8,917)	—	(8,917)
Common stock issued, long-term incentive plan, including income tax benefit of $203	64,841	216	1,063	—	—	1,279
Compensation expense, long-term incentive plan	—	—	1,037	—	—	1,037

Balance, March 31, 2010	36,905,294	$122,895	$259,743	$459,260	$8,905	$850,803

Balance, January 1, 2011	36,893,276	$122,855	$263,484	$470,828	$(619)	$856,548
Comprehensive income
Net income per consolidated statements of income	—	—	—	15,328	—	15,328
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	(316)	(316)
Net change in fair value of securities available for sale, net of tax	—	—	—	—	2,942	2,942

Comprehensive income						17,954
Cash dividends declared ($0.24 per common share)	—	—	—	(8,961)	—	(8,961)
Common stock issued, long-term incentive plan, including excess tax benefit on stock options of $74.	6,245,331	20,797	170,267	—	—	191,064
Compensation expense, long-term incentive plan	—	—	1,094	—	—	1,094

Balance, March 31, 2011	43,138,607	$143,652	$434,845	$477,195	$2,007	$1,057,699

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March, 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,328	$13,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,196	3,572
Provision for loan losses	8,822	13,826
Losses on other real estate owned	473	144
Deferred tax benefit	(1,851)	(2,808)
Increase in cash surrender value of life insurance contracts	(3,468)	(2,232)
Gain on sale or disposal of other assets	(597)	(127)
Gain on sale of loans held for sale	(27)	(716)
Net amortization of securities premium/discount	1,767	1,185
Amortization of intangible assets	620	770
Stock-based compensation expense	1,094	1,037
Decrease in other liabilities	(1,621)	(1,396)
Decrease in interest payable	(949)	(653)
Increase in FDIC Indemnification Asset	(14,125)	(207)
Decrease (increase) in other assets	(11,164)	45,002
Proceeds from sale of loans held for sale	73,059	90,518
Originations of loans held for sale	(66,420)	(75,900)
Excess tax benefit from share based payments	(74)	(203)
Other, net	(26)	(14)

Net cash provided by operating activities	4,037	85,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in interest-bearing time deposits	(110,463)	33,025
Proceeds from maturities of securities available for sale	98,488	126,076
Purchases of securities available for sale	(200,334)	(268,554)
Proceeds from maturities of short term investments	1,325,000	155,000
Purchase of short term investments	(1,334,951)	(80,000)
Net decrease in federal funds sold	5	393
Net decrease in loans	114,748	73,614
Purchases of property and equipment	(33,197)	(4,001)
Proceeds from sales of property and equipment	1,612	178
Proceeds from sales of other real estate	3,635	1,711

Net cash provided by (used in) investing activities	(135,457)	37,442

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(78,409)	(189,895)
Net increase in federal funds purchased and securities sold under agreements to repurchase	51,489	51,020
Repayments of short-term notes	(58)	(96)
Repayments of long-term notes	(11)	—
Dividends paid	(8,961)	(8,917)
Proceeds from stock offering	190,990	1,076
Excess tax benefit from stock option exercises	74	203

Net cash provided by (used in) financing activities	155,114	(146,609)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	23,694	(23,535)
CASH AND DUE FROM BANKS, BEGINNING	139,687	204,714

CASH AND DUE FROM BANKS, ENDING	$163,381	$181,179

SUPPLEMENTAL INFORMATION:

Restricted stock issued to employees of Hancock	$697	$319

SUPPLEMENTAL INFORMATION FOR NON-CASH

INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$13,086	$17,858
Financed sale of foreclosed property	322	260

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year.

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

Critical Accounting Policies

There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and estimates as disclosed in our Form 10-K, for the year ended December 31, 2010.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the March 31, 2011 and December 31, 2010.

	As of March 31, 2011
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$317,904	$—	$317,904
Debt securities issued by states of the United States and political subdivisions of the states	—	178,438	178,438
Corporate debt securities	14,643	—	14,643
Residential mortgage-backed securities	—	730,242	730,242
Collateralized mortgage obligations	—	347,191	347,191
Equity securities	5,093	—	5,093
Short-term investments	284,996	—	284,996
Loans carried at fair value	—	35,133	35,133

Total assets	$622,636	$1,291,004	$1,913,640

Liabilities
Swaps	$—	$2,515	$2,515

Total Liabilities	$—	$2,515	$2,515

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

2. Fair Value (continued)

	As of December 31, 2010
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$117,435	$—	$117,435
Debt securities issued by states of the United States and political subdivisions of the states		180,443	180,443
Corporate debt securities	15,285	—	15,285
Residential mortgage-backed securities	—	799,686	799,686
Collateralized mortgage obligations	—	372,051	372,051
Equity securities	3,985	—	3,985
Short-term investments	274,974	—	274,974
Loans carried at fair value	—	35,934	35,934

Total assets	$411,679	$1,388,114	$1,799,793

Liabilities
Swaps	$—	$2,952	$2,952

Total Liabilities	$—	$2,952	$2,952

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the above table. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens or based on recent sales activity for similar assets in the property’s market. Other real estate owned are level 2 properties recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values are determined by sales agreement or appraisal. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market. The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis at March 31, 2011 and December 31, 2010.

	As of March 31, 2011
	Level 1	Level 2	Net Balance
Assets
Impaired loans	$—	$91,479	$91,479
Other real estate owned	—	41,175	41,175

Total assets	—	$132,654	$132,654

	As of December 31, 2010
	Level 1	Level 2	Net Balance
Assets
Impaired loans	$—	$95,787	$95,787
Other real estate owned	—	32,520	32,520

Total assets	$—	$128,307	$128,307

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

2. Fair Value (continued)

The following methods and assumptions were used to estimate the fair value regarding disclosures about fair value of financial instruments of each class of financial instruments for which it is practicable to estimate:

Cash, Short-Term Investments and Federal Funds Sold – For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities – Estimated fair values for securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on market prices of comparable instruments.

Loans, Net of Unearned Income – The fair value of loans is estimated by discounting the future cash flows using the current rates for similar loans with the same remaining maturities.

Accrued Interest Receivable and Accrued Interest Payable – The carrying amounts are a reasonable estimate of their fair values.

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

Securities Sold under Agreements to Repurchase, FHLB Borrowings and Federal Funds Purchased – For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Notes – Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The fair value is estimated by discounting the future contractual cash flows using current market rates at which similar notes over the same remaining term could be obtained.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$923,025	$923,025	$778,851	$778,851
Securities	1,593,511	1,593,511	1,488,885	1,488,885
Loans, net of unearned income	4,848,443	4,891,716	4,979,030	5,085,925
Accrued interest receivable	28,033	28,033	30,157	30,157

Financial liabilities:
Deposits	$6,697,310	$6,907,231	$6,775,719	$6,787,931
Federal funds purchased	1,475	1,475	—	—
Securities sold under agreements to repurchase	414,690	414,690	364,676	364,676
FHLB Borrowings	10,114	10,114	10,172	10,172
Long-term notes	365	365	376	376
Accrued interest payable	3,058	3,058	4,007	4,007

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

3. Securities

The amortized cost and fair value of securities classified as available for sale follow (in thousands):

	March 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$10,800	$44	$—	$10,844	$10,797	$52	$5	10,844
U.S. government agencies	305,889	1,683	511	307,061	106,054	971	434	106,591
Municipal obligations	174,152	6,337	2,051	178,438	181,747	4,107	5,411	180,443
Mortgage-backed securities	694,178	36,120	57	730,241	761,704	38,032	50	799,686
CMOs	342,312	6,872	1,993	347,191	367,662	6,880	2,491	372,051
Other debt securities	13,843	841	41	14,643	14,329	999	43	15,285
Other equity securities	4,556	635	98	5,093	3,428	660	103	3,985

	$1,545,730	$52,532	$4,751	$1,593,511	$1,445,721	$51,701	$8,537	$1,488,885

The amortized cost and fair value of securities classified as available for sale at March 31, 2011, by contractual maturity, (expected maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$327,765	$329,142
Due after one year through five years	185,090	186,516
Due after five years through ten years	208,104	217,363
Due after ten years	820,215	855,397
Equity securities	4,556	5,093

Total available for sale securities	$1,545,730	$1,593,511

The Company held no securities classified as held to maturity or trading at March 31, 2011 or December 31, 2010.

The details concerning securities classified as available for sale with unrealized losses as of March 31, 2011 follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	74,489	511	74,489	511
Municipal obligations	—	—	54,940	2,051	54,940	2,051
Mortgage-backed securities	22	1	1,324	56	1,346	57
CMOs	—	—	119,139	1,993	119,139	1,993
Other debt securities	—	—	524	41	524	41
Equity securities	—	—	2,566	98	2,566	98

	$22	$1	$252,982	$4,750	$253,004	$4,751

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

As of March 31, 2011, the securities portfolio totaled $1.5 billion and as of December 31, 2010, the securities portfolio totaled $1.4 billion. Of the total portfolio, $253.0 million of securities were in an unrealized loss position of $4.8 million. Management and the Asset/Liability Committee continually monitor the securities portfolio and management is able to effectively measure and monitor the unrealized loss position on these securities. The Company has adequate liquidity and therefore does not plan to sell and is more likely than not, not to be required to sell these securities before recovery. Accordingly, the unrealized loss of these securities has been determined to be temporary.

Securities with a carrying value of approximately $1.5 billion at March 31, 2011 and $1.3 billion at December 31, 2010 were pledged primarily to secure public deposits and securities sold under agreements to repurchase.

Short-term Investments

The Company held $ 285.0 million at March 31, 2011 and $275.0 million at December 31, 2010 in U.S. government agency discount notes as securities available for sale at amortized cost. The short-term investments all mature in less than 1 year. As the amortized cost is a reasonable estimate for fair value of these short-term investments, there were no gross unrealized losses to evaluate for impairment at March 31, 2011 or at December 31, 2010.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

4. Loans and Allowance for Loan Losses

Loans, net of unearned income, totaled $4.8 billion at March 31, 2011 compared to $5.0 billion at December 31, 2010. Covered loans totaled $777.1 million at March 31, 2011 compared to $809.2 million at December 31, 2010. Covered loans refer to loans we acquired in the Peoples First FDIC-assisted transaction that are subject to loss-sharing agreements with the FDIC.

Loans, net of unearned income, consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial loans:
Commercial	$506,450	$524,653
Commercial - covered	40,041	34,650

Total commercial	546,491	559,303

Construction	481,753	495,590
Construction - covered	141,590	157,267

Total construction	623,343	652,857

Real estate	1,228,178	1,231,414
Real estate - covered	180,532	181,873

Total real estate	1,408,710	1,413,287

Municipal loans	460,897	471,057
Municipal loans - covered	504	540

Total municipal loans	461,401	471,597

Lease financing	49,420	50,721
Total commercial loans	2,726,698	2,773,435
Total commercial loans - covered	362,667	374,330

Total commercial loans	3,089,365	3,147,765

Residential mortgage loans	360,051	366,183
Residential mortgage loans - covered	270,041	293,506

Total residential mortgage loans	630,092	659,689

Indirect consumer loans	292,941	309,454

Direct consumer loans	588,787	597,947
Direct consumer loans - covered	144,386	141,315

Total direct consumer loans	733,173	739,262

Finance company loans	95,404	100,994

Total covered loans	777,094	809,151

Total loans	$4,840,975	$4,957,164

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Changes in the carrying amount of covered acquired loans and accretable yield for loans receivable at March 31, 2011 are presented in the following table (in thousands):

	Three Months Ended March 31, 2011
	Carrying Amount of Loans *	Net Accretable Discount
	(In thousands)
Balance at beginning of period	$809,459	$107,638
Payments received, net	(46,269)	—
Accretion	13,067	(13,067)

Balance at end of period	$776,257	$94,571

*	Excludes covered credit card loans and mortgage loans held for sale

The carrying value of loans receivable with deterioration of credit quality accounted for using the cost recovery method was $44.1 million at March 31, 2011, and $45.3 million at December 31, 2010. Each of these loans is on nonaccrual status. Loans with deterioration of credit quality that have an accretable difference are not included in nonperforming balances even though the customer may be contractually past due. These loans will accrete interest income over the remaining life of the loan. The Company also recorded $10.9 million for losses that have arisen since acquisition of covered loans with a corresponding increase for 95% coverage in our FDIC loss share receivable, which resulted in a net provision increase of $0.5 million in the provision for covered loans during the three months ended March 31, 2011.

The unpaid principal balance for purchased loans was $1,124 million and $1,193 million at March 31, 2011, and December 31, 2010, respectively.

It is the policy of Hancock to promptly charge off commercial, construction, and real estate loans and lease financings, or portions of these loans and leases, when available information reasonably confirms that they are uncollectible, generally after 90 days. Prior to recognizing a loss, asset value is established by determining the value of the collateral securing the loan, the borrower’s and the guarantor’s ability and willingness to pay and the status of the account in bankruptcy court, if applicable. Consumer loans are generally charged down to the fair value of the collateral less cost to sell when 120 days past due unless the loan is clearly both well secured and in the process of collection. Loans deemed uncollectible are charged off against the allowance account with subsequent recoveries added back to the allowance when collected.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Commercial	Residential mortgages	Indirect consumer	Direct consumer	Finance Company	Total
(In thousands)	March 31, 2011
Allowance for loan losses:

Beginning balance	$56,859	$4,626	$2,918	$9,322	$8,272	$81,997
Charge-offs	(4,754)	(1,142)	(466)	(1,634)	(1,083)	(9,079)
Recoveries	574	771	242	346	329	2,262
Net provision for loan losses (a)	6,837	687	67	678	553	8,822
Increase in indemnification asset (a)	10,354	—	—	—	—	10,354

Ending balance	$69,870	$4,942	$2,761	$8,712	$8,071	$94,356

Ending balance:
Individually evaluated for impairment	$10,627	$1,310	$—	$—	$—	$11,937
Ending balance:
Collectively evaluated for impairment	$59,243	$3,632	$2,761	$8,712	$8,071	$82,419
Ending balance:
Covered loans with deteriorated credit quality	$10,899	$—	$—	$—	$—	$10,899

Loans:

Ending balance:	$3,089,365	$630,092	$292,941	$733,173	$95,404	$4,840,975

Ending balance:
Individually evaluated for impairment	$53,093	$6,258	$—	$—	$—	$59,351

Ending balance:
Collectively evaluated for impairment	$2,673,605	$353,793	$292,941	$588,787	$95,404	$4,004,530

Ending balance:
Covered loans	$362,667	$270,041	$—	$144,386	$—	$777,094

(a)

The provision for loan losses is shown “net” after coverage provided by FDIC loss share agreements on covered loans. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of $10,899, and the impairment ($545) on those covered loans.

	Commercial	Residential mortgages	Indirect consumer	Direct consumer	Finance Company	Total
(In thousands)	March 31, 2010
Allowance for loan losses:

Beginning balance	$42,484	$4,782	$3,826	$7,145	$7,813	$66,050
Charge-offs	(11,097)	(739)	(897)	(985)	(1,442)	(15,160)
Recoveries	859	131	289	377	253	1,909
Net provision for loan losses	7,066	736	734	3,322	1,968	13,826

Ending balance	$39,312	$4,910	$3,952	$9,859	$8,592	$66,625

Ending balance:
Individually evaluated for impairment	$7,715	$797	$—	$—	$—	$8,512

Ending balance:
Collectively evaluated for impairment	$31,597	$4,113	$3,952	$9,859	$8,592	$58,113

Ending balance:
Covered loans with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:

Ending balance:	$3,120,584	$718,333	$346,160	$719,071	$107,542	$5,011,690

Ending balance:
Individually evaluated for impairment	$57,347	$14,106	$—	$—	$—	$71,453

Ending balance:
Collectively evaluated for impairment	$2,606,231	$376,736	$346,160	$607,777	$107,542	$4,044,446

Ending balance:
Covered loans	$457,006	$327,491	$—	$111,294	$—	$895,791

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a nonaccrual status. For such period as a loan is in nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status for all classes of financing receivables. The following table shows the composition of non-accrual loans by portfolio segment:

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial	$36,828	$41,667
Commercial - restructured	10,283	8,712
Commercial - covered	37,591	41,917
Residential mortgages	17,427	18,699
Residential mortgages - covered	3,012	3,199
Indirect consumer	—	—
Direct consumer	1,102	4,862
Direct consumer - covered	3,461	170
Finance Company	1,297	1,759

Total	$111,001	$120,985

Included in nonaccrual loans is $10.3 million in restructured commercial loans. Total troubled debt restructurings as of March 31, 2011 were $19.8 million. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. The concessions involve paying interest only for a period of 6 to 12 months. Hancock does not typically lower the interest rate or forgive principal or interest as part of the loan modification. There have been no commitments to lend additional funds to any borrowers whose loans have been restructured. Troubled debt restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. The evaluation of the borrower’s financial condition and prospects include consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status. A sustained period of repayment performance generally would be a minimum of six months and would involve payments of cash or cash equivalents. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.

The Company’s investments in impaired loans at March 31, 2011 and December 31, 2010 were $103.4 million and $107.7 million, respectively. The amount of interest that would have been recognized on nonaccrual loans for the three months ended March 31, 2011 was approximately $1.5 million. Interest recovered on nonaccrual loans that were recorded in net income for the three months ended March 31, 2011 was $0.5 million.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following table presents impaired loans disaggregated by class at March 31, 2011 and December 31, 2010:

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$18,544	$18,544	$—	$20,593	$27
Commercial - covered	37,591	37,591	—	39,754	—
Residential mortgages	1,000	1,000	—	1,132	—
Residential mortgages - covered	3,012	3,012	—	3,106	—
Direct consumer - covered	3,461	3,461	—	1,816	—

	63,608	63,608	—	66,401	27
With an allowance recorded:
Commercial	34,550	34,550	10,627	34,372	375
Residential mortgages	5,258	5,258	1,310	4,807	26

	39,808	39,808	11,937	39,179	401
Total:
Commercial	53,094	53,094	10,627	54,965	402
Commercial - covered	37,591	37,591	—	39,754	—
Residential mortgages	6,258	6,258	1,310	5,939	26
Residential mortgages - covered	3,012	3,012	—	3,106	—
Direct consumer - covered	3,461	3,461	—	1,816	—

Total	$103,416	$103,416	$11,937	$105,580	$428

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Commercial	$22,641	$22,641	$—	$26,472	$224
Commercial - covered	41,917	41,917	—	49,070	—
Residential mortgages	1,263	1,263	—	1,601	26
Residential mortgages - covered	3,199	3,199	—	3,631	—
Direct consumer - covered	170	170	—	184	—

	69,190	69,190	—	80,958	250
With an allowance recorded:
Commercial	34,194	34,194	10,648	36,650	523
Residential mortgages	4,355	4,355	1,304	4,358	88

	38,549	38,549	11,952	41,008	611
Total:
Commercial	56,835	56,835	10,648	63,122	747
Commercial - covered	41,917	41,917	—	49,070	—
Residential mortgages	5,618	5,618	1,304	5,959	114
Residential mortgages - covered	3,199	3,199	—	3,631	—
Direct consumer - covered	170	170	—	184	—

Total	$107,739	$107,739	$11,952	$121,966	$861

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Accruing loans 90 days past due as a percent of loans was 0.01% and 0.03% at March 31, 2011 and December 31, 2010, respectively. The following table presents the age analysis of past due loans at March 31, 2011 and December 31, 2010:

March 31, 2011	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
			(In thousands)
Commercial	$14,093	$37,114	$51,207	$2,655,734	$2,706,941	$286
Commercial – restructured	—	10,283	10,283	9,474	19,757	—
Commercial – covered	—	37,591	37,591	325,076	362,667	—
Residential mortgages	18,326	17,640	35,966	324,085	360,051	213
Residential mortgages – covered	—	3,012	3,012	267,029	270,041	—
Indirect consumer	—	—	—	292,941	292,941	—
Direct consumer	3,267	1,294	4,561	584,226	588,787	192
Direct consumer – covered	—	3,461	3,461	140,925	144,386	—
Finance Company	1,357	1,297	2,654	92,750	95,404	—

Total	$37,043	$111,692	$148,735	$4,692,240	$4,840,975	$691

December 31, 2010	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
			(In thousands)
Commercial	$12,463	$41,967	$54,430	$2,706,363	$2,760,793	$300
Commercial - restructured	—	8,712	8,712	3,929	12,641	—
Commercial - covered	—	41,917	41,917	332,414	374,331	—
Residential mortgages	22,109	19,573	41,682	324,502	366,184	874
Residential mortgages – covered	—	3,199	3,199	290,306	293,505	—
Indirect consumer	—	—	—	309,454	309,454	—
Direct consumer	4,488	5,180	9,668	588,279	597,947	318
Direct consumer - covered	—	170	170	141,145	141,315	—
Finance Company	2,011	1,759	3,770	97,224	100,994	—

Total	$41,071	$122,477	$163,548	$4,793,616	$4,957,164	$1,492

The following table presents the credit quality indicators of the Company’s various classes of loans at March 31, 2011 and December 31, 2010:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	March 31, 2011			December 31, 2010
	Commercial	Commercial - Covered	Total Commercial	Commercial	Commercial - Covered	Total Commercial
		(In thousands)			(In thousands)
Grade:
Pass	$2,286,068	$41,553	$2,327,621	$2,332,952	$45,609	$2,378,561
Pass-Watch	116,974	28,283	145,257	138,839	35,289	174,128
Special Mention	23,061	14,351	37,412	26,216	21,031	47,247
Substandard	230,197	135,603	365,800	265,180	254,033	519,213
Doubtful	70,398	142,877	213,275	10,247	18,369	28,616
Loss	—	—	—	—	—	—

Total	$2,726,698	$362,667	$3,089,365	$2,773,434	$374,331	$3,147,765

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Residential Mortgage Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	March 31, 2011			December 31, 2010
	Residential Mortgages	Residential Mortgages - Covered	Total Residential Mortgages	Residential Mortgages	Residential Mortgages - Covered	Total Residential Mortgages
		(In thousands)			(In thousands)
Grade:
Pass	$272,755	$145,704	$418,459	$284,712	$159,885	$444,597
Pass-Watch	10,064	27,062	37,126	7,857	29,673	37,530
Special Mention	130	14,554	14,684	—	15,220	15,220
Substandard	77,102	77,787	154,889	73,615	87,636	161,251
Doubtful	—	4,934	4,934	—	1,091	1,091
Loss	—	—	—	—	—	—

Total	$360,051	$270,041	$630,092	$366,184	$293,505	$659,689

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	March 31, 2011
	Direct Consumer	Direct Consumer - Covered	Total Direct Consumer	Indirect Consumer	Finance Company
	(In thousands)
Performing	$587,685	$140,925	$728,610	$292,941	$94,107
Nonperforming	1,102	3,461	4,563	—	1,297

Total	$588,787	$144,386	$733,173	$292,941	$95,404

	December 31, 2010
	Direct Consumer	Direct Consumer - Covered	Total Direct Consumer	Indirect Consumer	Finance Company
	(In thousands)
Performing	$593,085	$141,145	$734,230	$309,454	$99,235
Nonperforming	4,862	170	5,032	—	1,759

Total	$597,947	$141,315	$739,262	$309,454	$100,994

All loans are reviewed periodically over the course of the year. Each Bank’s portfolio of loan relationships aggregating $500,000 or more is reviewed every 12 to 18 months by the Bank’s Loan Review staff with other loans also periodically reviewed.

Below are the definitions of the Company’s internally assigned grades:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.

•

Pass – Watch – Credits in this category are of sufficient risk to cause concern. This category is reserved for credits that display negative performance trends. The “Watch” grade should be regarded as a transition category.

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

As of March 31, 2011 and December 31, 2010, the Company had $35.1 million and $35.9 million, respectively, in loans carried at fair value.

The Company held $7.5 million and $21.9 million in loans held for sale at March 31, 2011 and December 31, 2010, respectively, carried at lower of cost or fair value. Gain on the sale of loans totaled $0.03 million and $0.7 million as of March 31, 2011 and 2010, respectively. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

5. Earnings Per Share

The Company adopted the FASB’s authoritative guidance regarding the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective January 1, 2010.

Following is a summary of the information used in the computation of earnings per common share (in thousands), using the two-class method:

	Three Months Ended March 31,
	2011	2010
Numerator:

Net income to common shareholders	$15,328	$13,834

Net income allocated to participating securities — basic and diluted	74	56

Net income allocated to common shareholders - basic and diluted	$15,254	$13,778

Denominator:
Weighted-average common shares - basic	37,333	36,868
Dilutive potential common shares	188	237

Weighted average common shares - diluted	37,521	37,105

Earnings per common share:
Basic	$0.41	$0.37
Diluted	$0.41	$0.37

There were no anti-dilutive share-based incentives outstanding for the three and nine months ended March 31, 2011 and March 31, 2010.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

6. Share-Based Payment Arrangements

Stock Option Plans

Hancock maintains incentive compensation plans that incorporate share-based compensation. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in note 11 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010. No options were granted in the first three months of 2011.

A summary of option activity under the plans for the three months ended March 31, 2011, and changes during the three months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	1,129,520	$35.08	6.3
Granted	—	$—
Exercised	(3,130)	$19.26		$—
Forfeited or expired	(300)	$22.36

Outstanding at March 31, 2011	1,126,090	$35.13	6.0	$1,947

Exercisable at March 31, 2011	702,534	$34.48	4.4	$1,806

Share options expected to vest	423,556	$36.19	8.7	$—

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $1.2 million and $0.5 million, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2011, and changes during the three months ended March 31, 2011, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2011	859,342	$24.01
Granted	35,514	$34.31
Vested	(83,707)	$25.99
Forfeited	(1,360)	$42.29

Nonvested at March 31, 2011	809,789	$24.23

As of March 31, 2011, there was $14.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of shares which vested during the three months ended March 31, 2011 and 2010 was $0.7 million and $1.5 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

7. Retirement Plans

Net periodic benefits cost includes the following components for the three months ended March 31, 2011 and 2010:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Service cost	$1,172	$875	$34	$31
Interest cost	1,363	1,308	153	139
Expected return on plan assets	(1,372)	(1,161)	—	—
Amortization of prior service cost	—	—	(14)	(13)
Amortization of net loss	586	570	135	76
Amortization of transition obligation	—	—	1	1

Net periodic benefit cost	$1,749	$1,592	$309	$234

The Company anticipates that it will contribute $10.0 million to its pension plan and approximately $1.8 million to its post-retirement benefits in 2011. During the first three months of 2011, the Company contributed approximately $3.6 million to its pension plan and approximately $0.4 million for post-retirement benefits.

8. Other Service Charges, Commission and Fees, and Other Income

Components of other service charges, commission and fees are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Trust fees	$3,991	$3,846
Credit card merchant discount fees	3,510	3,596
Income from insurance operations	3,249	3,511
Investment and annuity fees	3,133	2,279
ATM fees	2,731	1,951

Total other service charges, commissions and fees	$16,614	$15,183

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

8. Other Service Charges, Commission and Fees, and Other Income (continued)

Components of other income are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Secondary mortgage market operations	$1,567	$1,640
Income from bank owned life insurance	1,321	1,249
Safety deposit box income	251	245
Appraisal fee income	198	164
Letter of credit fees	346	263
Gain on sale of property and equipment	597	127
Accretion of indemnification asset	3,044	—
Other	701	1,020

Total other income	$8,025	$4,708

9. Other Expense

Components of other expense are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Data processing expense	$5,145	$6,137
Postage and communications	2,760	2,572
Ad valorem and franchise taxes	1,036	981
Legal and professional services	5,260	3,507
Stationery and supplies	573	584
Advertising	2,049	1,345
Deposit insurance and regulatory fees	3,112	2,635
Training expenses	200	170
Other fees	858	1,001
Annuity expense	95	200
Claims paid	200	336
Insurance expense	502	491
ORE expense	1,441	681
Other expense	2,574	2,810

Total other expense	$25,805	$23,450

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

10. Income Taxes

There were no material uncertain tax positions as of March 31, 2011 and December 31, 2010. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The interest accrual is considered immaterial to the Company’s consolidated financial statements as of March 31, 2011 and December 31, 2010.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2007.

11. Segment Reporting

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

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

11. Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Three Months Ended March 31, 2011
	MS	LA	AL	Other	Eliminations	Consolidated
Interest income	$45,330	$31,127	$2,300	$4,949	$(1,173)	$82,533
Interest expense	11,261	4,197	359	1,010	(1,058)	15,769

Net interest income	34,069	26,930	1,941	3,939	(115)	66,764
Provision for loan losses	6,886	672	690	574	—	8,822
Noninterest income	17,279	9,695	546	6,670	(7)	34,183
Depreciation and amortization	2,266	642	80	207	—	3,195
Other noninterest expense	38,036	21,956	1,765	8,090	(23)	69,824
Securities transactions	(51)	—	—	—	—	(51)

Net income before income taxes	4,109	13,355	(48)	1,738	(99)	19,055
Income tax expense (benefit)	(560)	3,715	(54)	626	—	3,727

Net income (loss)	$4,669	$9,640	$6	$1,112	$(99)	$15,328

Total assets	$5,259,587	$2,844,867	$196,206	$1,277,584	$(1,267,210)	$8,311,034

Total interest income from affiliates	$1,164	$7	$2	$—	$(1,173)	$—

Total interest income from external customers	$44,166	$31,120	$2,298	$4,949	$—	$82,533

	Three Months Ended March 31, 2010
	MS	LA	AL	Other	Eliminations	Consolidated
Interest income	$52,213	$33,348	$2,146	$5,967	$(1,295)	$92,379
Interest expense	19,172	6,080	592	1,136	(1,180)	25,800

Net interest income	33,041	27,268	1,554	4,831	(115)	66,579
Provision for loan losses	10,694	257	907	1,968	—	13,826
Noninterest income	14,593	10,176	400	6,240	(28)	31,381
Depreciation and amortization	2,438	846	81	208	—	3,573
Other noninterest expense	34,509	19,969	1,454	8,361	(44)	64,249

Net income before income taxes	(7)	16,372	(488)	534	(99)	16,312
Income tax expense (benefit)	(1,866)	4,719	(192)	(183)	—	2,478

Net income (loss)	$1,859	$11,653	$(296)	$717	$(99)	$13,834

Total assets	$5,523,441	$2,863,792	$190,125	$1,127,512	$(1,139,390)	$8,565,480

Total interest income from affiliates	$1,287	$8	$—	$—	$(1,295)	$—

Total interest income from external customers	$50,926	$33,340	$2,146	$5,967	$—	$92,379

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

12. New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued updated guidance for receivables regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring (TDR). The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider”. The update clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on the company’s financial condition or results of operations.

In April 2011, FASB issued an update on reconsideration of effective control for repurchase agreements. The guidance is intended to improved the accounting for repurchase agreements (“repos”) and other similar agreements. Specifically, the guidance modifies the criteria for determining when these transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). Currently, when assessing effective control, one of the conditions a transferor has to meet is the ability to repurchase or redeem the financial assets even in the event of default of the transferee. The update removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in default by the transferee. The FASB’s action makes the level of cash collateral received by the transferor in a repo or other similar agreement irrelevant in determining if it should be accounted for as a sale. The guidance is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”

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

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At March 31, 2011, we had total assets of $8.3 billion and employed 2,299 persons on a full-time equivalent basis.

RESULTS OF OPERATIONS OVERVIEW

For the quarter ended March 31, 2011, net income was $15.3 million with fully diluted earnings per share of $0.41. This compares to net income of $13.8 million with fully diluted earnings per share of $0.37 at March 31, 2010 and net income of $17.0 million with fully diluted earnings per share of $0.46 at December 31, 2010. This quarter’s earnings per share includes the impact of our recent common stock offering described below. Return on average assets was 0.75% compared to 0.65% at March 31, 2010 and 0.83% at December 31, 2010.

On December 21, 2010, we entered into a definitive agreement with Whitney Holding Corporation (“Whitney”), parent company of New Orleans-based Whitney Bank, for Whitney to merge into Hancock. The combined company will have approximately $20.0 billion in assets and operate more than 300 branches across the Gulf South. The transaction is expected to be completed in the second quarter of 2011, subject to customary closing conditions and regulatory approval. In the first quarter, we incurred $1.6 million in merger-related expenses associated with the proposed combination with Whitney.

On March 25, 2011, we closed a common stock offering. In connection with the offering, we issued 6,201,500 shares of common stock at a price of $32.25 per share. Net proceeds were approximately $191.0 million. The proceeds of the offering are intended to be used for general corporate purposes, including the enhancement of our capital position and the repurchase of Whitney Holding Corporation’s TARP preferred stock and warrants upon closing of the proposed merger. Our tangible common equity ratio stood at 11.94% at March 31, 2011. On April 26, 2011, we announced that the underwriters exercised the overallotment option granted to them in connection with the March 2011 stock offering and purchased 756,643 shares of common stock. Completion of the public offering and overallotment resulted in total net proceeds of approximately $214.0 million.

The principal driver of our improved 2011 first quarter earnings from the prior year’s first quarter was the continued improvement in our overall asset quality. We recorded a significantly lower provision for loan losses, down $5.0 million, or 36.2% compared to the prior year’s first quarter and down $2.6 million, or 22.6% from the fourth quarter of 2010. Net charge-offs of $6.8 million decreased $6.4 million, or 48.6%, from the 2010 first quarter and decreased $2.9 million, or 30.1% from the prior quarter. Net charge-offs were 0.57% of average loans, down 49 basis points from the first quarter of 2010 and down 21 basis points, compared with the preceding fourth quarter. Loans 90 days past due or greater (accruing) as a percent of period-end loans decreased 2 basis points from December 31, 2010, to 0.01% at March 31, 2011 and decreased 26 basis points compared to March 31, 2010.

Total assets at March 31, 2011, were $8.3 billion, up $172.7 million, or 2.1%, from $8.1 billion at December 31, 2010. Compared to March 31, 2010, total assets decreased $254.4 million, or 3.0%. We continue to remain well capitalized with total equity of $1.1 billion at March 31, 2011, up $206.9 million, or 24.3 percent, from March 31, 2010 and up $201.2 million, or 23.5 percent from December 31, 2010, due to the common stock offering in March of this year. The company’s tangible common equity ratio stood at 11.94% at March 31, 2011 compared to 9.69% at December 31, 2010 and 9.10% at March 31, 2010.

Net Interest Income

Net interest income (taxable equivalent or te) for the first quarter increased a slight $0.04 million, or 0.1%, from March 31, 2010, and decreased $2.2 million, or 3.0 percent, from the prior quarter. The net interest margin of 3.97% was 22 basis points wider than the same quarter a year ago but was 9 basis points narrower than the prior quarter. Average earning assets grew $31.2 million compared to prior quarter but declined $399.2 million, or 5.3%, compared with the same quarter a year ago. The $399.2 million decrease was caused by a decrease in loans ($200.8 million), securities ($128.0 million), and short-term investments ($70.4 million).

The company’s loan yield decreased 27 basis points over the prior year’s first quarter, while the yield on securities decreased 52 basis points, pushing the yield on average earning assets down 28 basis points. However, total funding costs over the same quarter a year ago were down 50 basis points.

Provision for Loan Losses

The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with our loan portfolio. In order to adjust the allowance to the level dictated by our reserving methodologies, we recorded a provision for loan losses of $8.8 million in the first quarter of 2011. The provision of $8.3 million on non-covered loans was primarily related to specific credits partially offset by a reduction of $1.5 million in the specific reserve for the Gulf Oil Spill. We continue to monitor the impact the Gulf Oil Spill is having on our affected markets. We also recorded $10.9 million for losses on our acquired covered loans with a corresponding increase for 95% coverage in our FDIC loss share receivable, which resulted in a net provision increase of $0.5 million in the provision for covered loans.

Allowance for Loan Losses and Asset Quality

At March 31, 2011, the allowance for loan losses was $94.4 million compared with $82.0 million at December 31, 2010, an increase of $12.4 million. The increase in the allowance for loan losses through the first three months of 2011 is primarily attributed to an increased estimated provision of $4.9 million for specific reserve analysis for those loans considered impaired under ASC 310 and a $10.9 million allowance on covered loans. The increases were offset by a $1.6 million reduction for loans that are considered non-impaired under ASC 450, a $1.5 million reduction in the specific Gulf Oil Spill reserve and a $0.4 million reduction in the covered credit card allowance. We do not offer subprime home mortgage loans, and therefore, our increased reserve is not associated with those high risk loans. The only higher risk loans we offer are through our finance company but those loans are immaterial to our loan portfolio. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses. Within the allowance for loan losses modeling, adequate segregation of geographic and specific loan types are documented and analyzed for appropriate risk metrics. We maintain a continuous credit quality policy that establishes acceptable loan-to-value thresholds on the front end underwriting process. Residential home values are continuously monitored by each market. A detailed description of our methodology was included in our annual report on Form 10-K for the year ended December 31, 2010. Management believes the March 31, 2011 allowance level is adequate.

Net charge-offs, as a percent of average loans, were 0.57% for the first quarter of 2011, compared to 1.06% in the first quarter of 2010. Of the overall decrease in net charge-offs of $6.4 million, $6.1 million was reflected in commercial/real estate loans, $0.4 million in finance company loans and $0.2 million in mortgage loans with an offsetting increase in consumer loans of $0.3 million.

Non-accrual loans were $111.0 million at March 31, 2011, an increase of $18.2 million over $92.8 million at March 31, 2010. The increase is mainly due to continued deterioration in our legacy loan portfolio, mostly related to the continued decline in real estate values and overall duration of the current economic recession. Included in non-accrual loans is $10.3 million in restructured commercial loans. Total troubled debt restructurings for the period were $19.8 million. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Troubled debt restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower.

Foreclosed assets are comprised of other real estate (ORE) and other repossessed assets. Foreclosed assets were $41.4 million at March 31, 2011 compared to $30.2 million at March 31, 2010, an increase of $11.2 million. Approximately $8.6 million of the $11.2 million increase in foreclosed assets are covered assets under FDIC loss share agreements. The increases in foreclosed assets are mainly due to the on-going national recession and weakness in residential development.

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged off and recoveries of loans previously charged - off:

	March 31, 2011	March 31, 2010
	(In thousands)
Net loans outstanding at end of period	$4,840,975	$5,011,690

Average net loans outstanding	$4,887,749	$5,088,539

Balance of allowance for loan losses at beginning of period	$81,997	$66,050

Loans charged-off:
Commercial	4,412	10,681
Construction	—	—
Real estate	328	393
Lease financing	14	23
Municipal	—	—
Total commercial	4,754	11,097
Residential mortgage	1,142	739
Direct consumer	1,634	985
Indirect consumer	466	897
Finance Company	1,083	1,442

Total charge-offs	9,079	15,160

Recoveries of loans previously
Charged-off:
Commercial	403	843
Construction	—	—
Real estate	75	14
Lease financing	96	2
Municipal	—	—
Total commercial	574	859
Residential mortgage	771	131
Direct consumer	346	377
Indirect consumer	242	289
Finance Company	329	253

Total recoveries	2,262	1,909

Net charge-offs	6,817	13,251
Provision for (reversal of ) loan losses, net (a)	8,822	13,826
Increase in indemnification asset (a)	10,354	—

Balance of allowance for loan losses at end of period	$94,356	$66,625

Ratios
Gross charge-offs to average loans	0.19%	0.30%
Recoveries to average loans	0.05%	0.04%
Net charge-offs to average loans	0.14%	0.26%
Allowance for loan losses to year end loans	1.95%	1.33%
Net charge-offs to period-end net loans	0.14%	0.26%
Allowance for loan losses to average net loans	1.93%	1.31%
Net charge-offs to loan loss allowance	7.22%	19.89%
(a)

The provision for loan losses is shown “net” after coverage provided by FDIC loss share agreements on covered loans. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of $10,899, and the impairment ($545) on those covered loans.

An allocation of the loan loss allowance by major loan category is set forth in the following table:

	March 31, 2011		December 31, 2010
	Allowance for Loan Losses	% of Loans to Total Loans	Allowance for Loan Losses	% of Loans to Total Loans
	(In thousands)
Commercial	$69,870	63.81	$56,859	63.50
Residential mortgages	4,942	13.02	4,626	13.31
Indirect consumer	2,761	6.05	2,918	6.24
Direct consumer	8,712	15.15	9,322	14.91
Finance Company	8,071	1.97	8,272	2.04

	$94,356	100.00	$81,997	100.00

Noninterest Income

Noninterest income for the first quarter of 2011 was up $2.8 million, or 9%, compared to the same quarter a year ago, largely due to the $3.0 million accretion on the FDIC indemnification asset from our fourth quarter 2009 acquisition of People First.

Investment and annuity fees were up $0.9 million, or 37%, compared to the first quarter of 2010 mainly because the first quarter of 2010 presented a large decrease in production due to poor market conditions.

ATM fees increased $0.8 million, or 40%, compared to the first quarter of 2010 due to increased activity in our Florida, Mississippi and Louisiana markets and a $0.10 increase in transaction fees.

Compared to the first quarter of 2010, gain on sale of property and equipment increased $0.5 million mainly due to gains on sale of a building in Florida and timberland in Mississippi.

Offsetting the increases in noninterest income was a $1.9 million, or 17% decrease in service charges on deposit accounts compared to the same quarter a year ago. Service charges on deposit accounts were down mainly because of lower overdraft and NSF item counts due to new Federal Reserve consumer protection regulations. Service charges include periodic account maintenance fees for both commercial and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

Income from insurance operations was down $0.3 million, or 7%, compared to the first quarter of 2010 due to lower production of Credit Life and A&H and runoff of annuity business.

The components of noninterest income for the three months ended March 31, 2011 and 2010 are presented in the following table:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Service charges on deposit accounts	$9,544	$11,490
Trust fees	3,991	3,846
Credit card merchant discount fees	3,510	3,596
Income from insurance operations	3,249	3,511
Investment and annuity fees	3,133	2,279
ATM fees	2,731	1,951
Secondary mortgage market operations	1,567	1,640
Income from bank owned life insurance	1,321	1,249
Outsourced check income/(loss)	(49)	(47)
Letter of credit fees	346	263
Gain on sale of property and equipment	597	127
Accretion of indemnification asset	3,044	—
Other income	1,199	1,476
Securities transactions loss, net	(51)	—

Total noninterest income	$34,132	$31,381

Noninterest Expense

Operating expenses for the first quarter of 2011 were $5.2 million, or 8%, higher compared to the same quarter a year ago.

Total personnel expense increased $3.1 million, or 9%, compared to the same quarter last year. The increase is mainly due to additional full time equivalent employees, additional incentive expense, and salary increases. Total personnel expense consists of employee compensation and employee benefits. Employee compensation includes base salaries and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans. Employee benefits, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan.

Legal and professional services increased $1.8 million, or 50%, compared to the first quarter of 2010, mostly due to professional services related to the upcoming merger with Whitney National Bank.

Other real estate owned expense increased $0.8 million compared to the first quarter of 2010 due to loss share expenses associated with loans acquired from Peoples First.

Advertising expense increased $0.7 million, or 52%, compared to the first quarter of 2010 mostly due to increased radio and direct mail activity related to our home equity line of credit (HELOC) promotion.

Equipment and data processing expense was down $0.9 million, or 10%, compared to the first quarter of last year mainly due to increased operating activity and the system conversion project associated with Peoples First during 2010.

Net occupancy expense decreased $0.2 million, or 4%, compared to the same quarter a year ago mainly due to the closing of some facilities that were acquired from Peoples First. Decreased expenses related mainly to building rent, utilities, property taxes and building insurance.

The following table presents the components of noninterest expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Employee compensation	$29,408	$26,967
Employee benefits	8,427	7,800

Total personnel expense	37,835	34,767

Equipment and data processing expense	7,999	8,861
Net occupancy expense	5,911	6,143
Postage and communications	2,760	2,572
Ad valorem and franchise taxes	1,036	981
Legal and professional services	5,260	3,507
Stationery and supplies	573	584
Amortization of intangible assets	614	738
Advertising	2,049	1,345
Deposit insurance and regulatory fees	3,112	2,635
Training expenses	200	170
Other real estate owned expense, net	1,441	681
Insurance expense	502	491
Other fees	858	1,001
Non loan charge-offs	195	205
Other expense	2,674	3,141

Total noninterest expense	$73,019	$67,822

Income Taxes

For the three months ended March 31, 2011 and 2010, the effective income tax rates were approximately 20% and 15%, respectively. Because of the increased level of pretax income in 2011, the tax exempt interest income and the utilization of tax credits had less of an impact on the effective tax rate. The source of the tax credits for 2011 and 2010 resulted from investments in New Market Tax Credits, Qualified Bond Credits and Work Opportunity Tax Credits.

Selected Financial Data

The following tables contain selected financial data comparing our consolidated results of operations for the three and nine months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Per Common Share Data
Earnings per share:
Basic	$0.41	$0.37
Diluted	$0.41	$0.37
Cash dividends per share	$0.24	$0.24
Book value per share (period-end)	$24.52	$23.05
Weighted average number of shares:
Basic	37,333	36,868
Diluted (1)	37,521	37,105
Period-end number of shares	43,139	36,905
Market data:
High price	$35.68	$45.86
Low price	$30.67	$38.23
Period-end closing price	$32.84	$41.81
Trading volume (2)	25,942	9,612

(1)	There were no anti-dilutive share-based incentives outstanding for the three and nine months ended March 31, 2011 and March 31, 2010.
(2)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended March 31,
	2011	2010
	(dollar amounts in thousands)
Performance Ratios
Return on average assets	0.75%	0.65%
Return on average common equity	7.07%	6.58%
Earning asset yield (tax equivalent (“TE”))	4.87%	5.15%
Total cost of funds	0.90%	1.40%
Net interest margin (TE)	3.97%	3.75%
Common equity (period-end) as a percent of total assets (period-end)	12.73%	9.93%
Leverage ratio (period-end) (a)	12.02%	8.91%
FTE headcount	2,299	2,263

Asset Quality Information
Non-accrual loans	$100,718	$92,828
Restructured loans (b)	19,757	—
Foreclosed assets	41,380	30,243

Total non-performing assets	$161,855	$123,071

Non-performing assets as a percent of loans and foreclosed assets	3.32%	2.44%
Accruing loans 90 days past due (c)	$691	$13,457
Accruing loans 90 days past due as a percent of loans	0.01%	0.27%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	3.33%	2.71%
Net charge-offs	$6,817	$13,251
Net charge-offs as a percent of average loans	0.57%	1.06%
Allowance for loan losses	$94,356	$66,625
Allowance for loan losses as a percent of period-end loans	1.95%	1.33%
Allowance for loan losses to NPAs + accruing loans 90 days past due	58.05%	48.80%
Provision for loan losses	$8,822	$13,826

Average Balance Sheet
Total loans	$4,887,749	$5,088,539
Securities	1,444,872	1,572,883
Short-term investments	742,761	813,122

Earning assets	7,075,382	7,474,544
Allowance for loan losses	(82,758)	(66,170)
Other assets	1,244,747	1,246,022

Total assets	$8,237,371	$8,654,396

Noninterest bearing deposits	$1,144,469	$1,018,863
Interest bearing transaction deposits	2,029,706	1,894,997
Interest bearing public fund deposits	1,227,723	1,275,202
Time deposits	2,350,572	2,933,094

Total interest bearing deposits	5,608,001	6,103,293

Total deposits	6,752,470	7,122,156
Other borrowed funds	501,028	543,307
Other liabilities	104,035	135,814
Common stockholders’ equity	879,838	853,119

Total liabilities & common stockholders’ equity	$8,237,371	$8,654,396

(a)

Calculated as Tier 1 capital divided by average total assets. Tier 1 capital is total equity less unrealized gain/loss on AFS securities, unfunded pension liability, unrecognized pension gain/loss, goodwill, core deposit and 10% net mortgage servicing rights.

(b)	Included in restructured loans are $10.3 million in non-accrual loans.
(c)

Accruing loans past due 90 days or more do not include purchased impaired loans which were written down to their fair value upon acquisition and accrete interest income over the remaining life of the loan.

	Three Months Ended March 31,
	2011	2010
	(dollar amounts in thousands)
Period-end Balance Sheet
Commercial/real estate loans	$3,089,365	$3,120,584
Mortgage loans	630,092	718,333
Direct consumer loans	733,173	719,071
Indirect consumer loans	292,941	346,160
Finance company loans	95,404	107,542

Total loans	4,840,975	5,011,690
Loans held for sale	7,468	22,210
Securities	1,593,511	1,758,972
Short-term investments	759,644	689,014

Earning assets	7,201,598	7,481,886
Allowance for loan losses	(94,356)	(66,625)
Other assets	1,203,792	1,150,219

Total assets	$8,311,034	$8,565,480

Noninterest bearing deposits	$1,186,852	$1,022,372
Interest bearing transaction deposits	2,051,805	1,931,749
Interest bearing public funds deposits	1,208,334	1,187,410
Time deposits	2,250,319	2,863,196

Total interest bearing deposits	5,510,458	5,982,355

Total deposits	6,697,310	7,004,727
Other borrowed funds	442,294	578,777
Other liabilities	113,731	131,173
Common stockholders’ equity	1,057,699	850,803

Total liabilities & common stockholders’ equity	$8,311,034	$8,565,480

	Three Months Ended March 31,
	2011	2010
	(dollar amounts in thousands)
Net Charge-Off Information
Net charge-offs:
Commercial/real estate loans	$4,159	$10,238
Mortgage loans	371	608
Direct consumer loans	1,234	608
Indirect consumer loans	278	608
Finance company loans	775	1,189

Total net charge-offs	$6,817	$13,251

Net charge-offs to average loans:
Commercial/real estate loans	0.54%	1.32%
Mortgage loans	0.23%	0.34%
Direct consumer loans	0.71%	0.33%
Indirect consumer loans	0.30%	0.69%
Finance company loans	3.22%	4.39%
Total net charge-offs to average net loans	0.57%	1.06%

	Three Months Ended March 31,
	2011	2010
	(dollar amounts in thousands)
Average Balance Sheet Composition
Percentage of funding sources/earning assets:
Loans	69.08%	68.08%
Securities	20.42%	21.04%
Short-term investments	10.50%	10.88%

Earning assets	100.00%	100.00%

Noninterest bearing deposits	16.18%	13.63%
Interest bearing transaction deposits	28.69%	25.35%
Interest bearing public funds deposits	17.35%	17.06%
Time deposits	33.22%	39.24%

Total deposits	95.44%	95.28%
Other borrowed funds	7.08%	7.27%
Other net interest-free funding sources	-2.52%	-2.55%

Total funding sources	100.00%	100.00%

Loan mix:
Commercial/real estate loans	63.41%	61.82%
Mortgage loans	13.36%	14.45%
Direct consumer loans	15.06%	14.50%
Indirect consumer loans	6.17%	7.07%
Finance company loans	2.00%	2.16%

Total loans	100.00%	100.00%

Average dollars
Loans	$4,887,749	$5,088,539
Securities	1,444,872	1,572,883
Short-term investments	742,761	813,122

Earning assets	$7,075,382	$7,474,544

Noninterest bearing deposits	$1,144,469	$1,018,863
Interest bearing transaction deposits	2,029,706	1,894,997
Interest bearing public funds deposits	1,227,723	1,275,202
Time deposits	2,350,572	2,933,094

Total deposits	6,752,470	7,122,156
Other borrowed funds	501,028	543,307
Other net interest-free funding sources	(178,116)	(190,919)

Total funding sources	$7,075,382	$7,474,544

Loans:
Commercial/real estate loans	$3,099,303	$3,145,748
Mortgage loans	653,150	735,279
Direct consumer loans	736,133	737,728
Indirect consumer loans	301,638	359,965
Finance company loans	97,525	109,819

Total average loans	$4,887,749	$5,088,539

The following tables detail the components of our net interest spread and net interest margin.

	Three Months Ended March 31,			Three Months Ended March 31,
	2011			2010
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$40,267	$3,099,303	5.26%	$42,603	$3,145,748	5.48%
Mortgage loans	10,824	653,150	6.63%	12,217	735,279	6.65%
Consumer loans	19,175	1,135,296	6.70%	21,491	1,207,512	7.22%
Loan fees & late charges	(59)	—	0.00%	228	—	0.00%

Total loans (TE)	70,207	4,887,749	5.81%	76,539	5,088,539	6.08%

US treasury securities	12	10,798	0.47%	15	11,838	0.50%
US agency securities	771	172,116	1.79%	1,387	163,132	3.40%
CMOs	3,018	351,224	3.44%	2,063	168,129	4.91%
Mortgage backed securities	8,172	713,783	4.58%	12,051	1,022,288	4.72%
Municipals (TE)	2,678	178,904	5.99%	2,491	192,447	5.18%
Other securities	248	18,047	5.50%	261	15,049	6.94%

Total securities (TE)	14,899	1,444,872	4.12%	18,268	1,572,883	4.65%

Total short-term investments	299	742,761	0.16%	589	813,122	0.29%

Average earning assets yield (TE)	$85,405	$7,075,382	4.87%	$95,396	$7,474,544	5.15%
Interest bearing liabilities
Interest bearing transaction deposits	$1,596	$2,029,706	0.32%	$2,503	$1,894,997	0.54%
Time deposits	10,821	2,350,572	1.87%	17,537	2,933,094	2.42%
Public funds	1,593	1,227,723	0.53%	3,243	1,275,202	1.03%

Total interest bearing deposits	14,010	5,608,001	1.01%	23,283	6,103,293	1.55%

Total borrowings	1,759	5,010,028	1.42%	2,517	543,307	1.88%

Total interest bearing liability cost	$15,769	$6,109,029	1.05%	$25,800	$6,646,600	1.57%
Noninterest bearing deposits					1,018,863
Net interest-free funding sources		966,353			(190,919)

Total Cost of Funds	$15,769	$7,075,382	0.90%	$25,800	$7,474,544	1.40%
Net Interest Spread (TE)	$69,636		3.82%	$69,596		3.57%

Net Interest Margin (TE)	$69,636	$7,075,382	3.97%	$69,596	$7,474,544	3.75%

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $467.8 million and borrowing capacity at the Federal Reserve’s Discount Window in excess of $135.6 million. We have FHLB advances of $10.0 million due September 12, 2011 at a fixed rate 3.455%.

We are planning an issuance of debt just prior to the closing of our merger with Whitney. The anticipated proceeds of up to $140.0 million will be used for general corporate purposes. This variable rate term loan will mature two years after the closing of the debt issuance.

The following liquidity ratios at March 31, 2011 and December 31, 2010 compare certain assets and liabilities to total deposits or total assets:

	March 31, 2011	December 31, 2010
Total securities to total deposits	23.79%	21.97%
Total loans (net of unearned income) to total deposits	72.28%	73.16%
Interest-earning assets to total assets	86.65%	87.33%
Interest-bearing deposits to total deposits	82.28%	83.36%

CONTRACTUAL OBLIGATIONS

Payments due from us under specified long-term and certain other binding contractual obligations were scheduled in our annual report on Form 10-K for the year ended December 31, 2010. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. There have been no material changes since year end.

CAPITAL RESOURCES

On March 25, 2011, we closed a successful common stock offering. In connection with the offering, we issued 6,201,500 shares of common stock at a price of $32.25 per share. Net proceeds were approximately $191.0 million. The proceeds of the offering are intended to be used for general corporate purposes, including the enhancement of our capital position and the repurchase of Whitney Holding Corporation’s TARP preferred stock and warrants upon closing of the proposed merger. On April 26, 2011, we announced that the underwriters exercised the overallotment option granted to them in connection with the March, 2011 stock offering (discussed under Results of Operations Overview) and purchased 756,643 shares of common stock. Completion of the public offering and overallotment resulted in total net proceeds of approximately $214.0 million.

We continue to be well capitalized. The ratios as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Common equity (period-end) as a percent of total assets (period-end)	12.73%	10.52%
Regulatory ratios:
Total capital to risk-weighted assets (1)	17.18%	16.60%
Tier 1 capital to risk-weighted assets (2)	15.93%	15.34%
Leverage capital to average total assets (3)	12.02%	9.65%

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

BALANCE SHEET ANALYSIS

Goodwill

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with FASB authoritative guidance, goodwill is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Management reviews goodwill for impairment based on our primary reporting segments. We analyze goodwill using market capitalization to book value comparison. The last test was conducted as of September 30, 2010. No impairment charges were recognized as of March 31, 2011. The carrying amount of goodwill was $61.6 million as of March 31, 2011 and as of December 31, 2010.

Earnings Assets

Earning assets serve as the primary revenue streams for us and are comprised of securities, loans, federal funds sold, and other short-term investments. At March 31, 2011, average earning assets were $7.1 billion, or 85.9% of total assets, compared with $7.5 billion or 86.4% of total assets at March 31, 2010. The $399.2 million, or 5.3%, decrease from prior year quarter resulted from a decrease in loans of $200.8 million, a decrease in securities of $128.0 million and a decrease in short-term investments of $70.4 million.

Securities

Our investment in securities was $1.6 billion at March 31, 2011 and $1.5 billion at December 31, 2010. The vast majority of securities in our portfolio are U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, we invest only in high quality securities of investment grade quality and with a target duration, for the overall portfolio, generally between two to five years. Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of Mississippi, Louisiana, Florida or Alabama counties, parishes and municipalities.

Loans

We held $4.9 billion in loans at March 31, 2011 and $5.0 billion at December 31, 2010. Our primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. Each loan file is reviewed by the Bank’s loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality. At March 31, 2011, our average total loans were $4.9 billion, compared to $5.1 billion at March 31, 2010. Commercial and real estate loans comprised 63.4% of the average loan portfolio at March 31, 2011 compared to 61.8% at March 31, 2010. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations.

Loans, net of unearned income, consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial loans:
Commercial	$506,450	$524,653
Commercial - covered	40,041	34,650

Total commercial	546,491	559,303

Construction	481,753	495,590
Construction - covered	141,590	157,267

Total Construction	623,343	652,857

Real estate	1,228,178	1,231,414
Real estate - covered	180,532	181,873

Total real estate	1,408,710	1,413,287

Municipal loans	460,897	471,057
Municipal loans - covered	504	540

Total municipal loans	461,401	471,597

Lease financing	49,420	50,721
Total commercial loans	2,726,698	2,773,435
Total commercial loans - covered	362,667	374,330

Total commercial loans	3,089,365	3,147,765

Residential mortgage loans	360,051	366,183
Residential mortgage loans - covered	270,041	293,506

Total residential mortgage loans	630,092	659,689

Indirect consumer loans	292,941	309,454

Direct consumer loans	588,787	597,947
Direct consumer loans - covered	144,386	141,315

Total direct consumer loans	733,173	739,262

Finance company loans	95,404	100,994

Total covered loans	777,094	809,151

Total loans	$4,840,975	$4,957,164

The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, troubled debt restructurings and other real estate owned. Loans past due 90 days or more and still accruing are also disclosed:

	March 31, 2011	December 31, 2010

	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial loans	$37,529	$42,077
Commercial loans-restructured	9,582	8,302

Subtotal	47,111	50,379
Commercial loans - covered	37,591	41,917

Total Commercial loans	84,702	92,296

Residential mortgage loans	16,725	18,290
Residential mortgage loans - restructured	702	409

Subtotal	17,427	18,699
Residential mortgage loans - covered	3,012	3,199

Total residential mortgage loans	20,439	21,898

Indirect consumer loans	—	—
Direct consumer loans	1,102	4,862
Direct consumer loans - covered	3,461	170
Finance Company	1,297	1,759

Total non-accrual loans	111,001	120,985

Restructured loans:
Commercial loans - non-accrual	9,582	8,302
Residential mortgage loans - non-accrual	702	409

Total restructured loans - non-accrual	10,284	8,711

Commercial loans - still accruing	8,849	3,301
Residential mortgage loans - still accruing	625	629

Total restructured loans - still accruing	9,474	3,930

Total restructured loans	19,758	12,641

Foreclosed assets	18,559	17,595
Foreclosed assets - covered	22,821	15,682

Total foreclosed assets	41,380	33,277

Total non-performing assets*	$161,855	$158,192

Loans 90 days past due still accruing	$691	$1,492

Ratios
Non-performing assets to loans plus other real estate	3.32%	3.17%
Allowance for loan losses to non-performing assets and accruing loans 90 days past due	58.05%	51.35%
Allowance for loan losses to non-performing assets and accruing loans 90 days past due, excluding covered loans	98.64%	83.06%
Loans 90 days past due still accruing to loans	0.04%	0.03%

*	Includes total non-accrual loans, total restructured loans-still accruing and total foreclosed assets.

Other Earning Assets

Federal funds sold, interest-bearing deposits in banks, and other short-term investments averaged $742.8 million at March 31, 2011 compared to $813.1 million at March 31, 2010. The decrease of $70.4 million, or 8.7%, from prior year quarter was caused by a decrease of $292.9 million in interest-bearing deposits in banks that was offset by an increase of $222.7 million in other short-term investments. We utilize these products as a short-term investment alternative whenever we have excess liquidity.

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

Deposits

Total deposits were $6.7 billion at March 31, 2011 and $6.8 billion at December 31, 2010. Average interest bearing deposits at March 31, 2011 were $5.6 billion compared to $6.1 billion at March 31, 2010. The decrease of $495.3 million, or 8.1%, over March 31, 2010 was primarily attributable to an expected runoff of Peoples First time deposits. Peoples First deposits were priced very aggressively in order to attract deposits and their deposit rates were higher than comparable banks. We have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. We traditionally price our deposits to position competitively within the local market. Deposit flows are controlled primarily through pricing, and to a certain extent, through promotional activities.

Borrowings

Our borrowings consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and other borrowings. Total borrowings at March 31, 2011 were $426.6 million compared to $375.2 million at December 31, 2010. The increase of $51.4 million, or 13.7%, was due primarily to a $50.0 million increase in securities sold under agreements to repurchase.

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

At March 31, 2011, we had $934.9 million in unused loan commitments outstanding, of which approximately $769.0 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements. We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At March 31, 2011, we had $65.0 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at March 31, 2011 according to expiration date.

	Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(dollars in thousands)
Commitments to extend credit	$934,940	$540,058	$81,269	$52,679	$260,934
Letters of credit	64,988	45,413	18,157	1,418	—

Total	$999,928	$585,471	$99,426	$54,097	$260,934

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 12 to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of March 31, 2011, the effective duration of the securities portfolio was 2.4 years. A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 2.8 years, while a reduction in rates of 100 basis points would result in an effective duration of 1.1 years.

In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at March 31, 2011 indicate that we are slightly asset sensitive as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
-100	N/A
Stable	0.00%
+100	2.15%

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K.

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

Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no other material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended March 31, 2011.

Item 4. Reserved.

Item 5. Other Information.

A.	The Company’s Annual Meeting was held on March 31, 2011.

B.	The Directors elected at the Annual Meeting held on March 31, 2011 were:

	For	Votes Cast Withheld
1. Frank E Bertucci	24,575,360	465,656
2 Carl J Chaney	24,729,243	311,773
3. Thomas H Olinde	24,879,712	161,304
4. John H Pace	24,229,182	811,834

C.	PricewaterhouseCoopers was approved as the independent public accountants of the Company.

For	Against	Abstained
29,816,751	58,060	74,625

D.	(Non-Binding) To approve compensation of the named executive officers set forth under the heading “Compensation of Directors and Executive Officers”

For	Against	Abstained
23,837,161	776,740	429,113

E.	(Non-Binding) To approve compensation of the named executive officers of the Company will occur every 1, 2, or 3 years

1 year	2 years	3 years	Abstained
10,652,703	300,270	13,767,187	456,273

F.

At a Special Shareholder Meeting April 29, 2011, the votes cast for and against, and those abstaining from voting with respect to the proposal to approve the merger agreement, dated as of December 21, 2010, by and between Hancock Holding Company and Whitney Holding Corporation, as such agreement may be amended from time to time, were as follows:

For	Against	Abstained
28,752,203	439,623	25,579

Item 6. Exhibits.

(a) Exhibits:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

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

Date: May 5, 2011

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