Form 10-Q
period 2011-06-30
HANCOCK HOLDING CO
filed 2011-08-09
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

84,695,178 common shares were outstanding as of July 30, 2011 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$381,333	$139,687
Interest-bearing deposits with other banks	971,941	364,066
Federal funds sold	5,120	124
Other short-term investments	—	274,974
Securities available for sale, at fair value (amortized cost of $4,520,793 and $1,445,721)	4,573,973	1,488,885
Loans held for sale	67,081	21,866
Loans	11,259,991	4,968,149
Less: allowance for loan losses	(112,407)	(81,997)
unearned income	(10,938)	(10,985)

Loans, net	11,136,646	4,875,167

Property and equipment, net of accumulated depreciation of $134,416 and $125,383	522,008	209,919
Prepaid expenses	82,808	29,786
Other real estate, net	121,570	32,520
Accrued interest receivable	56,990	30,157
Goodwill and non-amortizing intangibles	629,688	61,631
Other intangible assets, net	222,621	13,204
Life insurance contracts	348,603	159,377
FDIC loss share receivable	282,134	329,136
Deferred tax asset, net	151,714	6,541
Other assets	203,315	101,287

Total assets	$19,757,545	$8,138,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$4,852,440	$1,127,246
Interest-bearing savings, NOW, money market and time	10,735,469	5,648,473

Total deposits	15,587,909	6,775,719

Federal funds purchased	25,085	—
Securities sold under agreements to repurchase	888,831	364,676
Other short-term borrowings	6,800	—
FHLB borrowings	10,057	10,172
Long-term debt	360,102	376
Accrued interest payable	10,180	4,007
Payable for securities not settled	204,139	—
Other liabilities	278,129	126,829

Total liabilities	17,371,232	7,281,779

Stockholders’ Equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 84,694,474 and 36,893,276 issued and outstanding, respectively	282,032	122,855
Capital surplus	1,629,740	263,484
Retained earnings	468,743	470,828
Accumulated other comprehensive gain(loss), net	5,798	(619)

Total stockholders’ equity	2,386,313	856,548

Total liabilities and stockholders’ equity	$19,757,545	$8,138,327

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Interest income:
Loans, including fees	$94,591	$71,487	$162,592	$145,653
Securities - taxable	19,212	16,343	32,206	32,772
Securities - tax exempt	1,157	1,460	2,397	2,655
Federal funds sold	1	13	1	28
Other investments	516	438	814	1,011

Total interest income	115,477	89,741	198,010	182,119

Interest expense:
Deposits	13,570	19,400	27,579	42,684
Federal funds purchased and securities sold under agreements to repurchase	1,755	2,451	3,443	4,887
Long-term notes and other interest expense	1,093	17	1,165	97

Total interest expense	16,418	21,868	32,187	47,668

Net interest income	99,059	67,873	165,823	134,451
Provision for loan losses, net	9,144	24,517	17,966	38,343

Net interest income after provision for loan losses	89,915	43,356	147,857	96,108

Noninterest income:
Service charges on deposit accounts	12,343	12,327	21,887	23,816
Other service charges, commissions and fees	22,454	16,961	39,069	32,145
Securities loss, net	(36)	—	(87)	—
Other income	11,918	6,005	19,943	10,713

Total noninterest income	46,679	35,293	80,812	66,674

Noninterest expense:
Salaries and employee benefits	57,535	35,379	95,370	70,146
Net occupancy expense	8,760	6,026	14,671	12,169
Equipment rentals, depreciation and maintenance	3,661	2,642	6,515	5,367
Amortization of intangibles	1,621	684	2,235	1,422
Professional services expense	22,886	4,497	28,146	8,005
Other expense	26,903	22,894	47,448	42,834

Total noninterest expense	121,366	72,122	194,385	139,943

Net income before income taxes	15,228	6,527	34,284	22,839
Income tax expense	3,140	27	6,868	2,505

Net income	$12,088	$6,500	$27,416	$20,334

Basic earnings per share	$0.22	$0.17	$0.59	$0.55

Diluted earnings per share	$0.22	$0.17	$0.59	$0.55

Dividends paid per share	$0.24	$0.24	$0.48	$0.48

Weighted avg. shares outstanding-basic	54,890	36,876	46,160	36,855

Weighted avg. shares outstanding-diluted	55,035	37,078	46,310	37,075

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Loss, net	Total

Balance, January 1, 2010	36,840,453	$122,679	$257,643	$454,343	$2,998	$837,663
Comprehensive income
Net income per consolidated statements of income	—	—	—	20,334	—	20,334
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	794	794
Net change in fair value of securities available for sale, net of tax	—	—	—	—	16,709	16,709

Comprehensive income						37,837
Cash dividends declared ($0.48 per common share)	—	—	—	(17,843)	—	(17,843)
Common stock issued, long-term incentive plan, including income tax benefit of $203	37,001	123	1,473	—	—	1,596
Compensation expense, long-term incentive plan	—	—	2,029	—	—	2,029

Balance, June 30, 2010	36,877,454	$122,802	$261,145	$456,834	$20,501	$861,282

Balance, January 1, 2011	36,893,276	$122,855	$263,484	$470,828	$(619)	$856,548
Comprehensive income
Net income per consolidated statements of income	—	—	—	27,416	—	27,416
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	249	249
Net change in fair value of securities available for sale, net of tax	—	—	—	—	6,168	6,168

Comprehensive income						33,833
Cash dividends declared ($0.48 per common share)	—	—	—	(29,501)	—	(29,501)
Common stock issued in stock offering	6,958,143	23,170	190,824	—	—	213,994
Common stock issued in connection with Whitney acquisition	40,794,261	135,844	1,171,203	—	—	1,307,048
Common stock issued for long-term incentive plan, including income tax benefit of $151.	48,794	162	1,328	—	—	1,490
Compensation expense, long-term incentive plan	—	—	2,900	—	—	2,900

Balance, June 30, 2011	84,694,474	$282,032	$1,629,740	$468,743	$5,798	$2,386,313

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,416	$20,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,256	7,051
Provision for loan losses	17,966	38,343
Losses on other real estate owned	969	1,470
Deferred tax expense (benefit)	26,190	(8,342)
Increase in cash surrender value of life insurance contracts	(5,746)	(4,101)
Loss on sales of securities available for sale, net	87	—
Gain on sale or disposal of other assets	(598)	(295)
Gain on sale of loans held for sale	(50)	(1,328)
Net amortization of securities premium/discount	3,960	2,658
Amortization of intangible assets	2,235	1,487
Stock-based compensation expense	2,900	2,029
Increase (decrease) in other liabilities	193,126	(2,518)
Decrease (increase) in FDIC Indemnification Asset	47,002	(1,387)
(Increase) decrease in other assets	(40,431)	51,620
Proceeds from sale of loans held for sale	192,458	698,245
Originations of loans held for sale	(188,465)	(692,961)
Excess tax benefit from share based payments	(151)	(259)
Other, net	146	(477)

Net cash provided by operating activities	288,270	111,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in interest-bearing time deposits	107,634	(38,120)
Proceeds from sales of securities available for sale	323,426	—
Proceeds from maturities of securities available for sale	383,235	218,618
Purchases of securities available for sale	(1,151,041)	(270,433)
Net increase in short term investments, excluding amortization	274,974	115,001
Net decrease in federal funds sold	3,154	295
Net decrease in loans	144,707	64,862
Purchases of property and equipment	(38,544)	(11,416)
Proceeds from sales of property and equipment	1,912	411
Cash paid for acquisition, net of cash received	(74,653)	—
Proceeds from sales of other real estate	30,660	7,332

Net cash provided by (used in) investing activities	5,464	86,550

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(369,734)	(235,241)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(7,013)	18,158
Repayments of long-term notes	14	—
Repayments of short-term notes	(115)	(183)
Proceeds from issuance of long-term notes	140,000	—
Dividends paid	(29,501)	(17,843)
Proceeds from exercise of stock options	116	—
Proceeds from stock offering	213,994	—
Excess tax benefit from stock option exercises	151	259

Net cash provided by (used in) financing activities	(52,088)	(234,850)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	241,646	(36,731)
CASH AND DUE FROM BANKS, BEGINNING	139,687	204,714

CASH AND DUE FROM BANKS, ENDING	$381,333	$167,983

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$40,273	$39,587
Financed sale of foreclosed property	617	260
Transfers from loans to loans held for sale	—	10,613
Common Stock issued in connection with acquisition	1,307,048	—
Fair value of assets acquired	$11,235,000	$—
Liabilities assumed	(10,133,000)	—

Net identifiable assets acquired	1,102,000	—

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year.

Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The accounting principles the Company follows and the methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry which requires management to make estimates and assumptions about future events. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those related to purchase accounting, the allowance for loan losses, intangible assets and goodwill, income taxes, pension and postretirement benefit plans and contingent liabilities. These estimates and assumptions are based on the Company’s best estimates and judgments. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, rising unemployment levels and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Allowance for loan losses, deferred income taxes, and goodwill are potentially subject to material changes in the near term. Actual results could differ significantly from those estimates.

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

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

2. Acquisition of Whitney Holding Corporation

On June 4, 2011, Hancock acquired all of the outstanding common stock of Whitney Holding Corporation (Whitney), a bank holding company based in New Orleans, Louisiana, in a stock and cash transaction. The results of operations acquired in the Whitney transaction have been included in the Company’s financial results since June 4, 2011. Whitney common shareholders received 0.418 shares of Hancock common stock in exchange for each share of Whitney stock, resulting in Hancock issuing 40,794,261 common shares at a fair value of $1.3 billion. The Whitney TARP preferred stock plus warrants of $307.7 million was purchased by the Company as part of the merger transaction. In total, the purchase price was approximately $1.6 billion based on the fair value on the acquisition date of Hancock common stock exchanged and the options to purchase Hancock common stock, and cash paid for the TARP preferred stock and warrant.

The Whitney transaction was accounted for using the purchase acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Assets acquired totaled $11.7 billion, including $6.5 billion in loans, $2.6 billion of investment securities, and $780 million of intangibles. Liabilities assumed were $10.1 billion, including $9.2 billion of deposits.

Preliminary goodwill of $514 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the businesses as well as the economies of scale expected from combining the operations of the two companies.

The following table provides the assets purchased and the liabilities assumed and the adjustments to fair value:

Preliminary Statement of Net Assets Acquired (at fair value) (in millions)	June 4, 2011

ASSETS
Cash and cash equivalents	$957
Loans held for sale	57
Securities	2,635
Loans and leases	6,456
Property and equipment	284
Other intangible assets (1)	266
Other assets	580

Total identifiable assets assets	$11,235

LIABILITIES
Deposits	$9,182
Borrowings	776
Other liabilities	175

Total liabilities	$10,133

Net identifiable assets acquired	$1,102
Goodwill (2)	514

Net assets acquired	$1,616

CONSIDERATION:
Hancock Holding Company common shares issued (in millions)	41
Purchase price per share of the Company’s common stock (3)	32.04

Company common stock issued and cash exchanged for fractional shares	$1,307
Stock options converted	1
Cash paid for TARP preferred stock and warrant	308

Fair value of total consideration transferred	$1,616

(1)

Intangible assets consists of core deposit intangible of $189 million, trade name of $54 million, trust relationships of $11 million, and credit card relationships of $11 million. The amortization is life 12 - 17 years for the CDI intangible asset; 15 years for credit card relationships and 10 years for trust. They will be amortized on an accelerated basis.

(2)	No goodwill is expected to be deductible for federal income tax purposes. The goodwill will be primarily allocated to the Whitney Bank segment.
(3)

The value of the shares of common stock exchanged with Whitney shareholders was based upon the closing price of the Company’s common stock at June 3, 2011, the last traded day prior to the date of acquisition.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

2. Acquisition of Whitney Holding Corporation (continued)

The following table provides a reconciliation of goodwill and other non-amortizing intangibles:

June 30, 2011
Goodwill and non-amortizing intangibles at December 31, 2010	$61,631
Additions:
Goodwill Whitney acquisition	513,917
Trade Name Whitney acquisition	54,140

Goodwill and non-amortizing intangibles at June 30, 2011	$629,688

The operating results of the Company for the period ended June 30, 2011 include the operating results of the acquired assets and assumed liabilities for the 26 days subsequent to the acquisition date of June 4, 2011. The operations of Whitney provided $37.7 million in revenue, net of interest expense, and $4.4 million in net income for the period from the acquisition and is included in the consolidated financial statements. Whitney’s results of operations prior to the acquisition are not included in Hancock’s consolidated statement of income.

Merger related charges of $22.2 million are recorded in the consolidated statement of income and include incremental costs to integrate the operations of the Company and Whitney. Such expenses were for professional services and other temporary help fees associated with the conversion of systems and integration of operations; costs related to branch and office consolidations, costs related to termination of existing contractual arrangements for various services, marketing and promotion expenses, retention and severance and incentive compensation costs, travel costs, and printing, supplies and other costs.

The following unaudited pro forma information presents the results of operations for three months ended and six months ended June 30, 2011 and 2010, as if the acquisition had occurred January 1 of each year. These adjustments include the impact of certain purchase accounting adjustments such as intangible assets amortization, fixed assets depreciation and reversal of Whitney’s provision. In addition, the $22.2 million in merger expenses discussed above are included in each year. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(In millions)
Total revenues, net of interest expense	$197	$243	$463	$498
Net Income	20	19	$36	$70

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of Whitney’s previously established allowance for credit losses.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30 (acquired impaired) and loans that do not meet this criteria, which are accounted for under ASC 310-20 (acquired performing). In addition, the loans are further categorized into different loan pools per loan types. The Company determined expected cash flows on the acquired loans based on the best available information at the date of acquisition. If new information is obtained about facts and circumstances about expected cash flows that existed as of the acquisition date, management will adjust accordingly in accordance with accounting for business combinations.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

2. Acquisition of Whitney Holding Corporation (continued)

Loans at the acquisition date of June 4, 2011 are presented in the following table.

	Acquired Impaired	Acquired Performing	Total Acquired Loans
	(In thousands)
Commercial non-real estate	$131,729	$2,328,082	$2,459,811
Commercial real estate owner-occupied	90,231	951,661	1,041,892
Construction and land development	161,478	566,597	728,075
Commercial real estate non-owner occupied	85,015	842,622	927,637

Total commercial/real estate	468,453	4,688,962	5,157,415

Residential mortgage	68,380	788,999	857,379
Consumer	—	441,228	441,228

Total	$536,833	$5,919,189	$6,456,022

The following table presents (in thousands) the acquired impaired loans receivable at the acquisition date.

Contractually required principal and interest payments	$879,385
Nonaccretable difference	247,819

Cash flows expected to be collected	631,566
Accretable difference	94,733

Fair value of loans acquired with a deterioration of credit quality	$536,833

The fair value of the acquired performing receivables at June 4, 2011, was $5.9 billion. The gross contractually required principal and interest payments receivable for acquired performing loans was $6.8 billion. The best estimate of contractual cash flows not expected to be collected is $0.4 million.

The fair value of net assets acquired includes certain contingent liabilities that were recorded as of the acquisition date. Whitney has been named as a defendant in various pending legal actions and proceedings arising in connection with its activities as a financial services institution. Some of these legal actions and proceedings include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Whitney is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. Due to the number of variables and assumptions involved in assessing the possible outcome of these legal actions, sufficient information did not exist to reasonably estimate the fair value of these contingent liabilities. As such, these contingences have been measured in accordance with accounting guidance on contingencies which states that a loss is recognized when it is probable of occurring and the loss amount can be reasonably estimated.

In connection with the Whitney acquisition, on June 4, 2011, the Company recorded a liability for contingent payments to certain employees for arrangements that were in existence prior to acquisition. The fair value of this liability was $59.6 million. The Company also recorded a liability with a fair value of $14.0 million for a contractual contingency assumed in connection with Whitney’s obligations under contracts for a systems conversion and replacement initiative. This initiative was suspended in anticipation of the acquisition. Substantially all of these liabilities are expected to be paid within one year from acquisition date.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

3. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2011	December 31, 2011
Subordinated notes payable	$150,000	$—
Term note payable	140,000
Subordinated debentures	16,812	—
Other long-term debt	53,290	376

Total long-term debt	$360,102	$376

As part of the merger, the Company assumed Whitney National Bank’s $150 million par value subordinated notes which carry an interest rate of 5.875% and mature April 1, 2017. These notes qualify as capital for the calculation of the regulatory ratio of total capital to risk-weighted assets, subject to certain limitations as they approach maturity.

During the second quarter, the Company entered into a $140 million par value term loan facility and borrowed the full amount which matures on June 3, 2013. The variable interest rate is LIBOR plus 2.00% per annum. The note is pre-payable at any time and the Company is subject to covenants customary in financings of this nature and are not expected to impact the operations of the Company. The Company must maintain the following financial covenants: maximum ratio of consolidated non-performing assets to consolidated total loans and OREO excluding covered loans of 4.0% through June 2012 and 3.5% thereafter; consolidated net worth of $2.1 billion which will increase each subsequent quarter by 50% of consolidated net income but will not decrease for any losses and will increase by 100% for issuance of common stock. The Company must maintain Tier 1 leverage ratio of greater than or equal to 7%; Tier 1 risk based capital ratio of greater than or equal to 9.5%; and total risk based capital ratio of greater than or equal to 11.5%. The Company was in compliance with the covenants as of June 30, 2011.

In the merger with Whitney, the Company also assumed obligations under subordinated debentures payable to unconsolidated trusts that issued trust preferred securities. The weighted-average yield was approximately 4% at June 30, 2011, and December 31, 2010. The debentures have maturities from 2031 through 2034, but they are currently callable with prior regulatory approval. Subject to certain adjustments, these debentures currently qualify as capital for the calculation of regulatory capital ratios. The Company has received regulatory approval to redeem these securities and expects to redeem them at the next redemption period.

Substantially all of the other long-term debt consists of borrowings associated with tax credit fund activities. These borrowings mature at various dates beginning in 2015 through 2017.

4. Derivatives

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings and fixed rate assets. The Company also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages in order to minimize its net risk exposure resulting from such transactions.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

4. Derivatives (continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value (in thousands) of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2011 and December 31, 2010.

	Tabular Disclosure of Fair Values of Derivative Instruments
		Asset Derivatives				Liability Derivatives
	As of June 30, 2011		As of December 31, 2010		As of June 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Other assets	$158	Other assets	$—	Other liabilities	$—	Other liabilities	$—

Total derivatives designated as hedging instruments		$158		$—		$—		$—

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$8,481	Other assets	$2,952	Other liabilities	$8,716	Other liabilities	$2,952

Total derivatives not designated as hedging instruments		$8,481		$2,952		$8,716		$2,952

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of June 30, 2011, the Company had one interest rate swap with an aggregate notional amount of $140.0 million that was designated as a cash flow hedge associated with the Company’s variable-rate borrowing.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the forecasted variable cash outflows associated with existing term loan agreements beginning June 2012. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2011. The Company did not have any cash flow hedges outstanding at June 30, 2010. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $22,296 will be reclassified as a decrease to interest expense.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

4. Derivatives (continued)

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of June 30, 2011, the Company had interest rate derivatives with an aggregate notional amount of $448.3 million related to this program.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments (in thousands) on the Income Statement for the three and six months ended June 30, 2011.

Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010		2011	2010	2011	2010		2011	2010	2011	2010
Interest Rate Products	$158	$—	$158	$—	Interest income Other non-interest income	$—	$—	$—	$—	Other non-interest income	$—	$—	$—	$—

Total	$158	$—	$158	$—		$—	$—	$—	$—		$—	$—	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2011	2010	2011	2010
Interest Rate Products	Other non-interest income	$36	$—	$36	$—

Total		$36	$—	$36	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with its derivative counterparties that contain provisions that require the Company’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Company’s credit rating is reduced below investment grade then the Company could be forced to terminate its derivatives at the then current fair value.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

4. Derivatives (continued)

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequate capitalized institution as well as maintain multiple capital ratios, then the Company could be forced to terminate its derivatives at the then current fair value.

As of June 30, 2011 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.0 million. The Company has been required to post no collateral at this time against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2011, it could have been required to settle its obligations under the agreements at the termination value.

5. Fair Value

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

Available for sale securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and other debt and equity securities. Level 2 classified available for sale securities include mortgage-backed debt securities, and collateralized mortgage obligations that are agency securities, and state and municipal bonds. The Company invests only in high quality securities of investment grade quality with a target duration, for the overall portfolio, generally between two to five years. The Company policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain non-rated obligations of Mississippi, Louisiana, Texas, Florida or Alabama counties, parishes and municipalities. There were no transfers between levels.

The fair value of interest rate swaps is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, such as interest rate futures, observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value the derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations in their entirety in level 2 of the fair value hierarchy.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

5. Fair Value (continued)

The following tables present for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a recurring basis at June 30, 2011 and December 31, 2010.

	As of June 30, 2011
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$436,331	$—	$436,331
Debt securities issued by states of the United States and political subdivisions of the states	—	318,836	318,836
Corporate debt securities	18,884	—	18,884
Residential mortgage-backed securities	—	2,285,127	2,285,127
Collateralized mortgage obligations	—	1,509,725	1,509,725
Equity securities	5,070	—	5,070
Derivative financial instruments - assets	—	8,639	8,639

Total assets	$460,285	$4,122,327	$4,582,612

Liabilities
Derivative financial instruments - liabilities	$—	$8,716	$8,716

Total Liabilities	$—	$8,716	$8,716

	As of December 31, 2010
	Level 1	Level 2	Net Balance
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$117,435	$—	$117,435
Debt securities issued by states of the United		180,443	180,443
States and political subdivisions of the states		—	—
Corporate debt securities	15,285	—	15,285
Residential mortgage-backed securities	—	799,686	799,686
Collateralized mortgage obligations	—	372,051	372,051
Equity securities	3,985	—	3,985
Short-term investments	274,974	—	274,974
Derivative financial instruments assets	—	2,952	2,952

Total assets	$411,679	$1,355,132	$1,766,811

Liabilities
Derivative financial instruments liabilities	$—	$2,952	$2,952

Total Liabilities	$—	$2,952	$2,952

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

5. Fair Value (continued)

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

The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis at June 30, 2011 and December 31, 2010.

	As of June 30, 2011
	Level 1	Level 2	Net Balance
Assets
Impaired loans	$—	$84,485	$84,485
Other real estate owned	—	121,570	121,570

Total assets	—	$206,055	$206,055

	As of December 31, 2010
	Level 1	Level 2	Net Balance
Assets
Impaired loans	$—	$95,787	$95,787
Other real estate owned	—	32,520	32,520

Total assets	$—	$128,307	$128,307

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

Loans, Net and Loans Held for Sale - The fair value measurement for certain impaired loans was discussed earlier. For the remaining portfolio, fair values were generally determined by discounting scheduled cash flows by discount rates determined with reference to current market rates at which loans with similar terms would be made to borrowers of similar credit quality.

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

5. Fair Value (continued)

Federal Funds Purchased - For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Securities Sold under Agreements to Repurchase, FHLB Borrowings, Federal Funds Purchased, and Short-term Borrowings - For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Notes - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The fair value is estimated by discounting the future contractual cash flows using current market rates at which similar notes over the same remaining term could be obtained.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$1,358,394	$1,358,394	$778,851	$778,851
Securities	4,573,973	4,573,973	1,488,885	1,488,885
Loans, net	11,136,646	$11,474,407	4,875,167	4,753,537
Loans held for sale	67,081	67,081	21,866	21,866
Accrued interest receivable	56,990	56,990	30,157	30,157
Financial liabilities:
Deposits	$15,587,909	$15,617,448	$6,775,719	$6,787,931
Federal funds purchased	25,085	25,085	—	—
Securities sold under agreements to repurchase	888,831	888,831	364,676	364,676
Other short-term borrowings	6,800	6,800	—	—
FHLB Borrowings	10,057	10,057	10,172	10,172
Long-term notes	360,102	360,102	376	376
Accrued interest payable	10,180	10,180	4,007	4,007

6. Securities

The amortized cost and fair value of securities classified as available for sale follow (in thousands):

	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury	$10,804	$47	$—	$10,851	$10,797	$52	$5	10,844
U.S. government agencies	424,141	2,141	802	425,480	106,054	971	434	106,591
Municipal obligations	311,316	8,055	535	318,836	181,747	4,107	5,411	180,443
Mortgage-backed securities	2,248,990	42,452	6,315	2,285,127	761,704	38,032	50	799,686
CMOs	1,503,096	8,849	2,220	1,509,725	367,662	6,880	2,491	372,051
Other debt securities	17,950	957	23	18,884	14,329	999	43	15,285
Other equity securities	4,496	672	98	5,070	3,428	660	103	3,985

	$4,520,793	$63,173	$9,993	$4,573,973	$1,445,721	$51,701	$8,537	$1,488,885

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

6. Securities (continued)

The amortized cost and fair value of securities classified as available for sale at June 30, 2011, by contractual maturity, (expected maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties (in thousands):

	Amortized	Fair
	Cost	Value

Securities Available for Sale

Due in one year or less	$460,313	$461,814
Due after one year through five years	914,213	917,332
Due after five years through ten years	462,327	474,997
Due after ten years	2,679,444	2,714,760
Equity securities	4,496	5,070

Total available for sale securities	$4,520,793	$4,573,973

The Company held no securities classified as held to maturity or trading at June 30, 2011 or December 31, 2010.

The details concerning securities classified as available for sale with unrealized losses as of June 30, 2011 follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	117,917	802	—	—	117,917	802
Municipal obligations	75,975	210	12,515	325	88,490	535
Mortgage-backed securities	1,508,442	6,253	1,253	61	1,509,695	6,314
CMOs	518,953	2,220	—	—	518,953	2,220
Other debt securities	56	1	316	23	372	24
Equity securities	2,425	78	14	20	2,439	98

	$2,223,768	$9,564	$14,098	$429	$2,237,866	$9,993

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

6. Securities (continued)

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2010 follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$9,980	$5	$—	$—	$9,980	$5
U.S. government agencies	74,566	434	—	—	74,566	434
Municipal obligations	57,713	3,092	19,870	2,319	77,583	5,411
Mortgage-backed securities	122	1	1,340	49	1,462	50
CMOs	122,312	2,491	—	—	122,312	2,491
Other debt securities	379	6	459	37	838	43
Equity securities	2,552	87	11	16	2,563	103

	$267,624	$6,116	$21,680	$2,421	$289,304	$8,537

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

As of June 30, 2011, the securities portfolio totaled $4.6 billion and as of December 31, 2010, the securities portfolio totaled $1.4 billion. Of the total portfolio, $2.2 billion of securities were in an unrealized loss position of $10 million. Management and the Asset/Liability Committee continually monitor the securities portfolio and management is able to effectively measure and monitor the unrealized loss position on these securities. The Company has adequate liquidity and therefore does not plan to sell and is more likely than not, not to be required to sell these securities before recovery. Accordingly, the unrealized loss of these securities has not been determined to be other than temporary.

Securities with a carrying value of approximately $2.7 billion at June 30, 2011 and $1.3 billion at December 31, 2010 were pledged primarily to secure public deposits and securities sold under agreements to repurchase.

Short-term Investments

The Company held no short-term investments at June 30, 2011 and $275.0 million at December 31, 2010 in U.S. government agency discount notes as securities available for sale at amortized cost. Short-term investments all mature in less than 1 year. As the amortized cost is a reasonable estimate for fair value of these short-term investments, there were no gross unrealized losses to evaluate for impairment at December 31, 2010.

7. Loans and Allowance for Loan Losses

Loans, net of unearned income, totaled $11.2 billion at June 30, 2011 compared to $5.0 billion at December 31, 2010. The increase reflects the addition of loans from the Whitney acquisition. Covered loans totaled $747.8 million at June 30, 2011 compared to $809.2 million at December 31, 2010. Covered loans refer to loans we acquired in the Peoples First FDIC-assisted transaction that are subject to loss-sharing agreements with the FDIC.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

Loans, net of unearned income, consisted of the following:

	June 30,	December 31,
	2011	2010
	( In thousands)
Commercial loans:
Commercial - originated	$605,885	$524,653
Commercial - acquired	2,424,887	—
Commercial - covered	45,959	34,650

Total commercial	3,076,731	559,303

Construction - originated	476,711	495,590
Construction - acquired	741,151	—
Construction - covered	153,489	157,267

Total construction	1,371,351	652,857

Real estate - originated	1,232,144	1,231,414
Real estate - acquired	1,861,373	—
Real estate - covered	147,520	181,873

Total real estate	3,241,037	1,413,287

Municipal loans - originated	485,233	471,057
Municipal loans - acquired	12,712	—
Municipal loans - covered	473	540

Total municipal loans	498,418	471,597

Lease financing - originated	45,982	50,721
Total commercial loans - originated	2,845,955	2,773,435
Total commercial loans - acquired	5,040,123	—
Total commercial loans - covered	347,441	374,330

Total commercial loans	8,233,519	3,147,765

Residential mortgage loans - originated	365,661	366,183
Residential mortgage loans - acquired	830,667	—
Residential mortgage loans - covered	247,489	293,506

Total residential mortgage loans	1,443,817	659,689

Indirect consumer loans - originated	278,261	309,454
Direct consumer loans - originated	597,593	597,947
Direct consumer loans - acquired	447,096	—
Direct consumer loans - covered	152,879	141,315

Total direct consumer loans	1,197,568	739,262

Finance Company loans - originated	95,888	100,994

Total originated loans	4,183,358	4,148,013
Total acquired loans	6,317,886	—
Total covered loans	747,809	809,151

Total loans	$11,249,053	$4,957,164

Originated - Loans which have been originated in the normal course of business.

Acquired - Loans which have been acquired and no allowance brought forward in accordance with acquisition accounting.

Covered - Loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

Changes in the carrying amount of acquired loans and accretable yield for loans receivable at June 30, 2011 are presented in the following table (in thousands):

	June 30, 2011				June 30, 2010
	Covered		Non-covered		Covered		Non-covered
	Carrying	Net	Carrying	Net	Carrying	Net	Carrying	Net
	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable
	of Loans *	Discount	of Loans *	Discount	of Loans *	Discount	of Loans *	Discount
Six Months Ended
(In thousands)
Balance at beginning of period	$809,459	$107,638	$—	$—	$950,430	$315,782	$—	$—
Additions			536,833	94,733	—	—	—	—
Payments received, net	(87,736)	—	(23,778)		(112,894)	—	—	—
Accretion	26,834	(26,834)	3,140	(3,140)	30,107	(30,107)	—	—

Balance at end of period	$748,557	$80,804	$516,195	$91,593	$867,643	$285,675	$—	$—

*	Excludes covered credit card loans and mortgage loans held for sale

The carrying value of acquired impaired loans with deterioration of credit quality accounted for using the cost recovery method was $39.5 million at June 30, 2011, and $45.3 million at December 31, 2010. Each of these loans is on nonaccrual status. Acquired impaired loans with deterioration of credit quality that have an accretable difference are not included in nonperforming balances even though the customer may be contractually past due. These loans will accrete interest income over the remaining life of the loan. The Company also recorded a $28.9 million allowance for additional expected losses that have arisen since acquisition of covered loans with a corresponding increase for 95% coverage in our FDIC loss share receivable, which resulted in a net provision for loan loss of $1.4 million during the six months ended June 30, 2011.

The unpaid principal balance for acquired impaired loans was $1,922 million and $1,193 million at June 30, 2011 and December 31, 2010, respectively.

It is the policy of Hancock to promptly charge off commercial, construction, and real estate loans and lease financings, or portions of these loans and leases, when available information reasonably confirms that they are uncollectible. Prior to recognizing a loss, asset value is established by determining the value of the collateral securing the loan, the borrower’s and the guarantor’s ability and willingness to pay. Consumer loans are generally charged down to the fair value of the collateral less cost to sell when 120 days past due. Loans deemed uncollectible are charged off against the allowance account with subsequent recoveries added back to the allowance when collected.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

The following table sets forth, for the periods indicated, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Commercial	Residential mortgages	Indirect consumer	Direct consumer	Finance Company	Total
(In thousands)	June 30, 2011
Allowance for loan losses:
Beginning balance	$56,859	$4,626	$2,918	$9,322	$8,272	$81,997
Charge-offs	(13,664)	(2,332)	(921)	(3,069)	(2,086)	(22,072)
Recoveries	4,274	960	519	686	575	7,014
Net Provision for loan losses (a)	11,884	6,449	92	(1,758)	1,299	17,966
Increase in indemnification asset (a)	19,378	3,864	—	4,260	—	27,502

Ending balance	$78,731	$13,567	$2,608	$9,441	$8,060	$112,407

Ending balance:
Individually evaluated for impairment	$9,468	$1,420	$—	$—	$—	$10,888
Ending balance:
Collectively evaluated for impairment	$69,263	$12,147	$2,608	$9,441	$8,060	$101,519
Ending balance:
Covered loans with deteriorated credit quality	$20,398	$4,485	$—	$4,364	$—	$29,247
Loans:
Ending balance:	$8,233,519	$1,443,817	$278,261	$1,197,568	$95,888	$11,249,053
Ending balance:
Individually evaluated for impairment	$48,182	$7,677	$—	$—	$—	$55,859
Ending balance:
Collectively evaluated for impairment	$7,837,896	$1,188,651	$278,261	$1,044,689	$95,888	$10,445,385
Ending balance:
Covered loans	$347,441	$247,489	$—	$152,879	$—	$747,809
Ending balance:
Acquired loans (b)	$5,040,123	$830,667	$—	$447,096	$—	$6,317,886

(a)

The provision for loan losses is shown “net” after coverage provided by FDIC loss share agreements on covered loans. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of $28,948, and the impairment ($1,446) on those covered loans.

(b)	Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting.

		Residential	Indirect	Direct	Finance
	Commercial	mortgages	consumer	consumer	Company	Total
(In thousands)	June 30, 2010
Allowance for loan losses:
Beginning balance	$42,484	$4,782	$3,826	$7,145	$7,813	$66,050
Charge-offs	(21,886)	(1,322)	(1,594)	(2,538)	(2,818)	(30,158)
Recoveries	1,111	145	537	689	504	2,986
Net Provision for loan losses	32,322	1,453	483	1,334	2,751	38,343

Ending balance	$54,031	$5,058	$3,252	$6,630	$8,250	$77,221

Ending balance:
Individually evaluated for impairment	$11,145	$828	$—	$—	$—	$11,973
Ending balance:
Collectively evaluated for impairment	$42,886	$4,230	$3,252	$6,630	$8,250	$65,248
Ending balance:
Covered loans with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:	$3,042,654	$751,259	$329,658	$743,118	$105,513	$4,972,202
Ending balance:
Individually evaluated for impairment	$69,771	$4,722	$—	$—	$—	$74,493
Ending balance:
Collectively evaluated for impairment	$2,604,343	$442,643	$329,658	$558,785	$105,513	$4,040,942
Ending balance:
Covered loans	$368,540	$303,894	$—	$184,333	$—	$856,767

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to the loan is deducted from income in the period the loan is assigned a nonaccrual status. For such period as a loan is in nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status for all classes of financing receivables. Covered and acquired loans accounted for in accordance with ASC 310-30 are considered to be performing due to the application of the accretion method. These loans are excluded from the table due to their performing status. Certain covered loans accounted for using the cost recovery method or in accordance with ASC 310-20 are disclosed as non-accrual loans below. A reserve is recorded when estimated losses are in excess of the net purchase accounting marks. Loans under ASC 310-20 have accretable interest income over the life based on contractual payments receivable. The following table shows the composition of non-accrual loans by portfolio segment:

	June 30,	December 31,
	2011	2010
	(In thousands)
Commercial - originated	$37,597	$41,667
Commercial - restructured	8,410	8,712
Commercial - covered	33,869	41,917
Residential mortgages - originated	27,412	18,699
Residential mortgages - covered	2,710	3,199
Indirect consumer - originated	—	—
Direct consumer - originated	1,937	4,862
Direct consumer - acquired	1,504	—
Direct consumer - covered	2,935	170
Finance Company - originated	1,271	1,759

Total	$117,645	$120,985

Included in nonaccrual loans is $8.4 million in restructured commercial loans. Total troubled debt restructurings as of June 30, 2011 were $18.6 million. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. The concessions involve paying interest only for a period of 6 to 12 months. Hancock does not typically lower the interest rate or forgive principal or interest as part of the loan modification. There have been no commitments to lend additional funds to any borrowers whose loans have been restructured. Troubled debt restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. The evaluation of the borrower’s financial condition and prospects include consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status. A sustained period of repayment performance generally would be a minimum of six months and would involve payments of cash or cash equivalents. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.

The Company’s investments in impaired loans at June 30, 2011 and December 31, 2010 were $95.4 million and $107.7 million, respectively. The amount of interest that would have been recognized on nonaccrual loans for the three and six months ended June 30, 2011 was approximately $1.5 million and $2.9 million, respectively. Interest recovered on nonaccrual loans that were recorded in net income for the three and six months ended June 30, 2011 was $0.2 million and $0.7 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

The following table presents impaired loans disaggregated by class at June 30, 2011 and December 31, 2010:

June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
		(In thousands)
With no related allowance recorded:
Commercial - originated	$12,959	$12,959	$—	$18,048	$70
Residential mortgages - originated	962	962	—	1,075	—
Residential mortgages - covered	2,710	2,710	—	2,974	—
Direct consumer - covered	2,935	2,935	—	2,189	—

	19,566	19,566	—	24,286	70
With an allowance recorded:
Commercial - originated	35,223	35,223	9,468	34,656	400
Commercial - covered	33,869	33,869	10,900	37,792	—
Residential mortgages - originated	6,715	6,715	1,420	5,443	59

	75,807	75,807	21,788	77,891	459
Total:
Commercial - originated	48,182	48,182	9,468	52,704	470
Commercial - covered	33,869	33,869	10,900	37,792	—
Residential mortgages - originated	7,677	7,677	1,420	6,518	59
Residential mortgages - covered	2,710	2,710	—	2,974	—
Direct consumer - covered	2,935	2,935	—	2,189	—

Total	$95,373	$95,373	$21,788	$102,177	$529

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
		(In thousands)
With no related allowance recorded:
Commercial	$22,641	$22,641	$—	$26,472	$224
Commercial - covered	41,917	41,917	—	49,070	—
Residential mortgages	1,263	1,263	—	1,601	26
Residential mortgages - covered	3,199	3,199	—	3,631	—
Direct consumer - covered	170	170	—	184	—

	69,190	69,190	—	80,958	250
With an allowance recorded:
Commercial	34,194	34,194	10,648	36,650	523
Residential mortgages	4,355	4,355	1,304	4,358	88

	38,549	38,549	11,952	41,008	611
Total:
Commercial	56,835	56,835	10,648	63,122	747
Commercial - covered	41,917	41,917	—	49,070	—
Residential mortgages	5,618	5,618	1,304	5,959	114
Residential mortgages - covered	3,199	3,199	—	3,631	—
Direct consumer - covered	170	170	—	184	—

Total	$107,739	$107,739	$11,952	$121,966	$861

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

Accruing loans 90 days past due as a percent of loans was 0.04% and 0.03% at June 30, 2011 and December 31, 2010, respectively. Loans for the acquired portfolio are now accounted for under acquisition accounting and are considered performing. Covered and required loans accounted for in accordance with ASC 310-30 are considered to be performing due to the application of the accretion method. These loans are excluded from the table due to their performing status. Certain covered loans accounted for using the cost recovery method or acquired loans accounted for in accordance with ASC 310-20 are disclosed as non-current loans below. The following table presents the age analysis of past due loans at June 30, 2011 and December 31, 2010:

June 30, 2011	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Commercial - originated	$12,600	$39,506	$52,106	$2,775,243	$2,827,349	$1,909
Commercial - restructured	—	8,410	8,410	10,196	18,606	—
Commercial - acquired	—	—	—	5,040,123	5,040,123	—
Commercial - covered	—	33,869	33,869	313,572	347,441	—
Residential mortgages - originated	21,481	27,942	49,423	316,238	365,661	530
Residential mortgages - acquired	—	—	—	830,667	830,667	—
Residential mortgages - covered	—	2,710	2,710	244,779	247,489	—
Indirect consumer - originated	—	—	—	278,261	278,261	—
Direct consumer - originated	2,311	2,002	4,313	593,280	597,593	65
Direct consumer - acquired	1,776	3,057	4,833	442,263	447,096	1,553
Direct consumer - covered	—	2,935	2,935	149,944	152,879	—
Finance Company	2,740	1,271	4,011	91,877	95,888	—

Total	$40,908	$121,702	$162,610	$11,086,443	$11,249,053	$4,057

December 31, 2010	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Commercial	$12,463	$41,967	$54,430	$2,706,363	$2,760,793	$300
Commercial - restructured	—	8,712	8,712	3,929	12,641	—
Commercial - covered	—	41,917	41,917	332,414	374,331	—
Residential mortgages	22,109	19,573	41,682	324,502	366,184	874
Residential mortgages - covered	—	3,199	3,199	290,306	293,505	—
Indirect consumer	—	—	—	309,454	309,454	—
Direct consumer	4,488	5,180	9,668	588,279	597,947	318
Direct consumer - covered	—	170	170	141,145	141,315	—
Finance Company	2,011	1,759	3,770	97,224	100,994	—

Total	$41,071	$122,477	$163,548	$4,793,616	$4,957,164	$1,492

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

The following table presents the credit quality indicators of the Company’s various classes of loans at June 30, 2011 and December 31, 2010:

Commercial credit exposure

Credit risk profile by creditworthiness category

	June 30, 2011				December 31, 2010
	Commercial - originated	Commercial - acquired	Commercial - covered	Total commercial	Commercial - originated	Commercial - covered	Total commercial
	(In thousands)				(In thousands)
Grade:
Pass	$2,419,097	$4,205,394	$37,910	$6,662,401	$2,332,952	$45,609	$2,378,561
Pass-Watch	102,524	—	24,998	127,522	138,839	35,289	174,128
Special Mention	15,887	145,666	14,265	175,818	26,216	21,031	47,247
Substandard	245,407	685,878	134,788	1,066,073	265,180	254,033	519,213
Doubtful	63,040	3,185	135,480	201,705	10,247	18,369	28,616
Loss	—	—	—	—	—	—	—

Total	$2,845,955	$5,040,123	$347,441	$8,233,519	$2,773,434	$374,331	$3,147,765

Residential mortgage credit exposure

Credit risk profile by internally assigned grade

	June 30, 2011				December 31, 2010
	Residential mortgages - originated	Residential mortgages - acquired	Residential mortgages - covered	Total residential mortgages	Residential mortgages - originated	Residential mortgages - covered	Total residential mortgages
	(In thousands)				(In thousands)
Grade:
Pass	$277,441	$745,537	$112,434	$1,135,412	$284,712	$159,885	$444,597
Pass-Watch	6,010	—	21,699	27,709	7,857	29,673	37,530
Special Mention	546	9,856	8,156	18,558	—	15,220	15,220
Substandard	81,664	73,419	96,375	251,458	73,615	87,636	161,251
Doubtful	—	1,824	8,825	10,649	—	1,091	1,091
Loss	—	31	—	31	—	—	—

Total	$365,661	$830,667	$247,489	$1,443,817	$366,184	$293,505	$659,689

Consumer credit exposure

Credit risk profile based on payment activity

	June 30, 2011
	Direct consumer - originated	Direct consumer - acquired	Direct consumer - covered	Total direct consumer	Indirect consumer	Finance company
	(In thousands)
Performing	$595,656	$445,592	$149,944	$1,191,192	$278,261	$94,617
Nonperforming	1,937	1,504	2,935	6,376	—	1,271

Total	$597,593	$447,096	$152,879	$1,197,568	$278,261	$95,888

	December 31, 2010
	Direct consumer - originated	Direct consumer - covered	Total direct consumer	Indirect consumer	Finance company
	(In thousands)
Performing	$593,085	$141,145	$734,230	$309,454	$99,235
Nonperforming	4,862	170	5,032	—	1,759

Total	$597,947	$141,315	$739,262	$309,454	$100,994

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

All loans are reviewed periodically over the course of the year. Lending officers are primarily responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines. An independent credit review function assesses the accuracy of officer ratings and the timeliness of rating changes and performs reviews of the underwriting processes.

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

The Company held $67.1 million and $21.9 million in loans held for sale at June 30, 2011 and December 31, 2010, respectively, carried at lower of cost or fair value. Of the $67.1 million, $35.9 million are problem commercial loans held for sale. The remainder of $31.2 million is mortgage loans for sale. Gain on the sale of loans totaled $0.05 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively. Mortgage loans held for sale are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

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

Following is a summary of the information used in the computation of earnings per common share (in thousands), using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income to common shareholders	$12,088	$6,500	$27,416	$20,334
Net income allocated to participating securities - basic and diluted	77	58	151	115

Net income allocated to common shareholders - basic and diluted	$12,011	$6,442	$27,265	$20,219

Denominator:
Weighted-average common shares - basic	54,890	36,876	46,160	36,855
Dilutive potential common shares	145	202	150	220

Weighted average common shares - diluted	55,035	37,078	46,310	37,075

Earnings per common share:
Basic	$0.22	$0.17	$0.59	$0.55
Diluted	$0.22	$0.17	$0.59	$0.55

The converted Whitney options of 775,261 were anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2011.

There were no other anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2011 and June 30, 2010.

9. Share-Based Payment Arrangements

Stock Option Plans

Hancock maintains incentive compensation plans that incorporate share-based compensation. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in note 11 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010. No options were granted in the first six months of 2011.

Whitney’s outstanding stock options were converted and remain outstanding at the date of acquisition. These options will expire at the earlier of (1) their expiration date (which is generally ten years after the grant date), except for grants made in 2005, which will expire six months following the Merger or (2) a date following termination of employment, as set forth in the merger document. These options have no intrinsic value.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

9. Share-Based Payment Arrangements (continued)

A summary of option activity under the plans for the three months ended June 30, 2011, and changes during the three months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	1,129,520	$35.08	6.3
Whitney Bank options at acquisition date	775,261	$62.64	1.8
Granted	—	$—
Exercised	(5,194)	$22.07		$—
Forfeited or expired	(66,400)	$43.78

Outstanding at June 30, 2011	1,833,187	$46.45	3.5	$1,197

Exercisable at June 30, 2011	1,415,195	$49.48	2.9	$1,197

Share options expected to vest	417,992	$36.19	8.5	$—

The total intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $0.1 million and $0.6 million, respectively.

A summary of the status of the Company’s nonvested shares as of June 30, 2011, and changes during the six months ended June 30, 2011, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2011	855,873	$23.93
Granted	519,162	$32.17
Vested	(84,654)	$26.00
Forfeited	(11,792)	$28.18

Nonvested at June 30 , 2011	1,278,589	$27.10

As of June 30, 2011, there was $28.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares which vested during the six months ended June 30, 2011 and 2010 was $2.2 million and $1.6 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

10. Retirement Plans

Net periodic benefits cost includes the following components for the three and six months ended June 30, 2011 and 2010:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$1,172	$875	$35	$31
Interest cost	1,363	1,308	152	139
Expected return on plan assets	(1,373)	(1,161)	—	—
Amortization of prior service cost	—	—	(13)	(13)
Amortization of net loss	586	570	134	76
Amortization of transition obligation	—	—	2	1

Net periodic benefit cost	$1,748	$1,592	$310	$234

	Pension Benefits		Other Post-retirement Benefits
	Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$2,344	$1,750	$69	$62
Interest cost	2,726	2,617	305	278
Expected return on plan assets	(2,745)	(2,323)	—	—
Amortization of prior service cost	—	—	(27)	(26)
Amortization of net loss	1,172	1,140	269	151
Amortization of transition obligation	—	—	3	2

Net periodic benefit cost	$3,497	$3,184	$619	$467

The Company anticipates that it will contribute $10.0 million to its pension plan and approximately $1.8 million to its post-retirement benefits in 2011. During the first six months of 2011, the Company contributed approximately $5.7 million to its pension plan and approximately $0.7 million for post-retirement benefits.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

10. Retirement Plans (continued)

The Company is in the process of transitioning the legacy Whitney employees to the Company’s benefit plans. The Whitney pension plan has been closed to new participants since 2008 and remains closed. The other Whitney plans continue to operate as before and will admit new participants if those participants meet the eligibility conditions and perform services at a legacy Whitney location. The merger document requires the defined benefit plan to remain in place for a period of 12 to 18 months post-merger. The Company continues to evaluate these plans for future changes and to make a determination regarding the final benefit structure.

Certain legacy Whitney employees are covered by a noncontributory qualified defined benefit pension plan. The benefits were based on an employee’s total years of service and his or her highest consecutive five-year level of compensation during the final ten years of employment. Contributions were made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company determined to be appropriate. Whitney also had an unfunded nonqualifed defined benefit pension plan that provided retirement benefits to designated executive officers. These benefits were calculated using the qualified plan’s formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualifed plan supplement amounts paid from the qualified plan.

Legacy Whitney sponsored an employee savings plan under Section 401(k) of the Internal Revenue Code that covered substantially all full-time employees. Tax law imposed limits on total annual participant savings. Participants were fully vested in their savings and in the matching Company contribution at all times. Concurrent with the defined-benefit plan amendments in late 2008, the Board also approved amendments to the employee savings plan. These amendments authorized the Company to make discretionary profit sharing contributions, beginning in 2009, on behalf of participants in the savings plan who are either (a) ineligible to participate in the qualified defined-benefit plan or (b) subject to the freeze in benefit accruals under the defined-benefit plan. The discretionary profit sharing contribution for a plan year was up to 4% of the participants’ eligible compensation for such year and was allocated only to participants who were employed on the first day of the plan year and at year end. Participants must have completed three years of service to become vested in the Company’s contributions subject to earlier vesting in the case of retirement, death or disability. The Whitney board amended the plan shortly prior to the merger to provide that Whitney employees terminated in connection with the merger would also be vested in any unvested Company contributions.

Net periodic benefits cost for the Whitney sponsored plan includes the following components for the month ended June 30, 2011:

	Pension Benefits	Other Post-retirement Benefits
	Month Ended June 30, 2011
	(In thousands)
Service cost	$536	$4
Interest cost	952	63
Expected return on plan assets	(1,375)	—

Net periodic benefit cost	$113	$67

The retirement and restoration plans’ project benefit obligation (PBO) at acquisition were $217.0 million and $14.4 million respectively. These were calculated based on a discount rate of 5.35% at June 4, 2011. Plan assets for these obligations amount to $223.5 million for the retirement plan and $0 for the restoration plan at June 4, 2011.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

11. Other Service Charges, Commission and Fees, and Other Income

Components of other service charges, commission and fees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Trust fees	$5,301	$4,408	$9,292	$8,254
Debit card merchant discount fees	5,968	3,928	9,478	7,524
Income from insurance operations	4,628	3,641	7,878	7,153
Investment and annuity fees	3,267	2,663	6,400	4,942
ATM fees	3,290	2,321	6,021	4,272

Total other service charges, commissions and fees	$22,454	$16,961	$39,069	$32,145

Components of other income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Secondary mortgage market operations	$1,877	$1,529	$3,444	$3,169
Income from bank owned life insurance	1,902	1,402	3,249	2,676
Safety deposit box income	285	180	536	425
Letter of credit fees	758	370	1,104	632
Gain/loss on sale of assets	11	156	606	282
Accretion of indemnification asset	5,450	1,290	8,494	1,290
Other	1,635	1078	2510	2239

Total other income	$11,918	$6,005	$19,943	$10,713

12. Other Expense

Components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Data processing expense	$7,106	$6,382	$12,251	$12,520
Insurance expense	652	498	1,154	989
Ad valorem and franchise taxes	1,557	1,049	2,594	2,030
Deposit insurance and regulatory fees	3,232	2,904	6,344	5,538
Postage and communications	3,642	2,651	6,402	5,223
Stationery and supplies	1,512	773	2,085	1,357
Advertising	2,127	2,193	4,176	3,538
Training expenses	208	163	408	333
Other fees	955	876	1,813	1,877
Travel expense	677	658	1,065	1,072
Other real estate owned expense, net	1,860	2,027	3,301	2,708
Other expense	3,375	2,720	5,855	5,649

Total other expense	$26,903	$22,894	$47,448	$42,834

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

13. Income Taxes

In determining the effective tax rate and tax expense for the three months and six months ended June 30, 2011, the Company referred to the actual results for the current interim periods rather than projected results for the full year. Projections for pretax income for the full year vary widely primarily due to difficulty in estimating the timing and amount of integration costs for our acquisition of Whitney. Changes in these estimates cause significant volatility in a projected tax rate.

Management analyzed the deferred tax assets and liabilities of the Company after the merger with Whitney in order to determine if as valuation allowance was warranted against any deferred tax assets. As a result of the Whitney merger, federal and state net operating loss carryforwards and tax credits were acquired that will be able to be utilized by the Company going forward, subject to certain limitations. Based on the current projections for the Company, and considering the appropriate limitations, the entire federal net operating loss is expected to be fully utilized within the next few years. Based on the Company’s history of sustained profitability, combined with income projections and the full utilization of the material tax attributes obtained in the merger, no additional valuation allowances against deferred tax assets were deemed to be necessary.

Louisiana-sourced income of commercial banks is not subject to state income taxes. Rather, a bank in Louisiana pays a tax based on the value of its capital stock in lieu of income and franchise taxes. The Company’s corporate value tax, related to our Whitney Bank subsidiary headquartered in Louisiana, is included in noninterest expense. This expense will fluctuate in part based on changes in the Whitney Bank’s equity and earnings and in part based on market valuation trends for the banking industry.

There were no material uncertain tax positions as of June 30, 2011 and December 31, 2010. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The interest accrual is considered immaterial to the Company’s consolidated financial statements as of June 30, 2011 and December 31, 2010.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2007.

14. Segment Reporting

The Company’s primary segments are divided into the Hancock, Whitney, and Other. Effective January 1, 2010, the Company’s Florida segment was merged into Hancock, which was previously referred to as Mississippi. On June 4, 2011, we completed the acquisition of Whitney Holding Corporation. Whitney National Bank was merged into Hancock Bank of Louisiana and renamed Whitney Bank. Prior to the merger the segment now called Whitney Bank was Hancock Bank Louisiana, labeled “LA” on the prior period table. As part of the merger, Hancock Bank of Alabama was merged into Whitney Bank. Subsequently, the assets and liabilities of the former Hancock Bank of Alabama were then transferred to Hancock Bank. Prior periods report the segment formerly called Alabama in the Mississippi segment. As a result, Hancock Holding Company is now the parent company of two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank) and Whitney Bank, New Orleans, Louisiana (Whitney Bank). Each segment offers the same products and services but is managed separately due to different pricing, product demand, and consumer markets. Each segment offers commercial, consumer and mortgage loans and deposit services. In the following tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc. and subsidiaries, Hancock Insurance Agency, Inc. and subsidiaries, Harrison Finance Company, Magna Insurance Company, Lighthouse Services Corp., Invest-Sure, Inc., Peoples First Transportation, Inc., Community First, Whitney Securities LLC, Berwick LLC, Key Investment Securities, Inc., and Southern Coastal Insurance Agency, and subsidiaries, and three real estate corporations owning land and buildings that house bank branches and other facilities.

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

14. Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Three Months Ended June 30, 2011
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$47,371	$62,731	$4,684	$691	$115,477
Interest expense	8,422	5,872	1,318	806	16,418

Net interest income	38,949	56,859	3,366	(115)	99,059

Provision for loan losses	(3,388)	(5,030)	(726)	—	(9,144)
Noninterest income	26,255	18,192	2,280	(12)	46,715
Depreciation and amortization	(2,162)	(1,848)	(148)	—	(4,158)
Other noninterest expense	(44,984)	(68,155)	(4,096)	(27)	(117,208)
Securities transactions	—	20	(56)	—	(36)

Net income before income taxes	14,670	38	620	(100)	15,228
Income tax expense (benefit)	3,183	(263)	220	—	3,140

Net income (loss)	$11,487	$301	$400	$(100)	$12,088

Goodwill	$23,386	$601,820	$4,482	$—	$629,688

Total assets	$5,810,757	$14,419,232	$2,770,204	$(3,242,648)	$19,757,545

Total interest income from affiliates	$866	$197	$—	$(1,063)	$—
Total interest income from external customers	$46,505	$62,534	$4,684	$1,754	$115,477

	Three Months Ended June 30, 2010
	Hancock	LA	Other	Eliminations	Consolidated
Interest income	$52,313	$33,354	$5,334	$(1,260)	$89,741
Interest expense	16,176	5,743	1,094	(1,145)	21,868

Net interest income	36,137	27,611	4,240	(115)	67,873
Provision for loan losses	(14,252)	(9,481)	(784)	—	(24,517)
Noninterest income	17,647	10,914	6,751	(19)	35,293
Depreciation and amortization	(2,441)	(833)	(206)	—	(3,480)
Other noninterest expense	(39,797)	(20,488)	(8,392)	35	(68,642)

Net income before income taxes	(2,706)	7,723	1,609	(99)	6,527
Income tax expense (benefit)	(1,898)	1,740	185	—	27

Net income (loss)	$(808)	$5,983	$1,424	$(99)	$6,500

Goodwill	$23,386	$33,763	$4,482	$—	$61,631

Total assets	$5,628,215	$2,862,112	$1,143,616	$(1,133,925)	$8,500,018

Total interest income from affiliates	$1,253	$1	$6	$(1,260)	$—
Total interest income from external customers	$51,060	$33,353	$5,328	$—	$89,741

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

14. Segment Reporting (continued)

	Six Months Ended June 30, 2011
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$95,001	$93,858	$9,633	$(482)	$198,010
Interest expense	20,042	10,069	2,328	(252)	32,187

Net interest income	74,959	83,789	7,305	(230)	165,823
Provision for loan losses	(10,964)	(5,702)	(1,300)	—	(17,966)
Noninterest income	44,081	27,887	8,950	(19)	80,899
Depreciation and amortization	(4,508)	(2,490)	(355)	—	(7,353)
Other noninterest expense	(84,786)	(90,111)	(12,185)	50	(187,032)
Securities transactions gain/(loss)	(51)	20	(56)	—	(87)

Net income before income taxes	18,731	13,393	2,359	(199)	34,284
Income tax expense (benefit)	2,570	3,452	846	—	6,868

Net income (loss)	$16,161	$9,941	$1,513	$(199)	$27,416

Goodwill	$23,386	$601,820	$4,482	$—	$629,688

Total assets	$5,810,757	$14,419,232	$2,770,204	$(3,242,648)	$19,757,545

Total interest income from affiliates	$2,032	$204	$—	$(2,236)	$—
Total interest income from external customers	$92,969	$93,654	$9,633	$1,754	$198,010

	Six Months Ended June 30, 2010
	Hancock	LA	Other	Eliminations	Consolidated
Interest income	$106,672	$66,702	$11,300	$(2,555)	$182,119
Interest expense	35,940	11,823	2,230	(2,325)	47,668

Net interest income	70,732	54,879	9,070	(230)	134,451
Provision for loan losses	(25,853)	(9,738)	(2,752)	—	(38,343)
Noninterest income	32,640	21,090	12,991	(47)	66,674
Depreciation and amortization	(4,960)	(1,679)	(414)	—	(7,053)
Other noninterest expense	(75,760)	(40,457)	(16,752)	79	(132,890)

Net income before income taxes	(3,201)	24,095	2,143	(198)	22,839
Income tax expense (benefit)	(3,956)	6,459	2	—	2,505

Net income (loss)	$755	$17,636	$2,141	$(198)	$20,334

Goodwill	$23,386	$33,763	$4,482	$—	$61,631

Total assets	$5,628,215	$2,862,112	$1,143,616	$(1,133,925)	$8,500,018

Total interest income from affiliates	$2,535	$9	$11	$(2,555)	$—
Total interest income from external customers	$104,137	$66,693	$11,289	$—	$182,119

Hancock Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

15. New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance eliminating the option to present the components of other comprehensive income as part of the statement of changes to stockholder’s equity. The final standard allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment does not change the items that must be reported in other comprehensive income or when an item in other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance will change presentation only and will not have a material impact on the company’s financial condition or results of operations.

In May 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and international financial reporting standards (IFRS) resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the company’s financial condition or results of operations.

In April 2011, FASB issued updated guidance for receivables regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring (TDR). The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider”. The update clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on the company’s financial condition or results of operations.

In April 2011, FASB issued an update on reconsideration of effective control for repurchase agreements. The guidance is intended to improve the accounting for repurchase agreements (“repos”) and other similar agreements. Specifically, the guidance modifies the criteria for determining when these transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). Currently, when assessing effective control, one of the conditions a transferor has to meet is the ability to repurchase or redeem the financial assets even in the event of default of the transferee. The update removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in default by the transferee. The FASB’s action makes the level of cash collateral received by the transferor in a repo or other similar agreement irrelevant in determining if it should be accounted for as a sale. The guidance is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the company’s financial condition or results of operations.

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

We were organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are headquartered in Gulfport, Mississippi. On June 4, 2011, we completed the acquisition of Whitney Holding Corporation. Whitney National Bank was merged into Hancock Bank of Louisiana and renamed Whitney Bank. As part of the merger, Hancock Bank of Alabama was merged into Whitney Bank. The assets and liabilities of the former Hancock Bank of Alabama were then transferred to Hancock Bank. As a result, Hancock Holding Company is now the parent company of two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank) and Whitney Bank, New Orleans, Louisiana (Whitney Bank). Hancock Bank and Whitney Bank are referred to collectively as the “Banks.” Hancock Bank subsidiaries include Hancock Investment Services, Hancock Insurance Agency, and Harrison Finance Company. Whitney Bank subsidiaries include Whitney Securities LLC, Berwick LLC, Key Investment Securities, Inc., and Southern Coastal Insurance Agency. We currently operate nearly 300 banking and financial services offices and almost 400 automated teller machines (ATMs) in the states of Mississippi, Louisiana, Florida, Alabama, and Texas.

The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At June 30, 2011, we had total assets of $19.8 billion and employed 4,892 persons on a full-time equivalent basis.

RESULTS OF OPERATIONS OVERVIEW

For the quarter ended June 30, 2011, net income was $12.1 million with fully diluted earnings per share of $0.22 compared to net income of $6.5 million with fully diluted earnings per share of $0.17 at June 30, 2010. This quarter’s earnings per share includes the impact our recent common stock offering that occurred in the first quarter and additional shares issued in the acquisition of Whitney Holding Company discussed below. Net income for the second quarter was significantly impacted by $22.2 million in merger-related expenses related to the acquisition of Whitney Holding Company. Operating income for the second quarter of 2011 was $26.6 million or $0.48 per diluted common share compared to $16.4 million or $0.44 and $7.7 million or $0.43 in the first quarter of 2011 and second quarter of 2010, respectively. Operating income is defined as net income excluding tax-adjusted merger costs and securities transactions gains or losses. See selected financial data for a reconciliation of net income to operating income. Return on average assets was 0.42% compared to 0.31% at June 30, 2010.

On March 25, 2011, we closed a common stock offering. In connection with the offering, we issued 6,201,500 shares of common stock at a price of $32.25 per share. Net proceeds were approximately $191.0 million. On April 26, 2011, we announced that the underwriters exercised the overallotment option granted to them in connection with the March 2011 stock offering and purchased 756,643 shares of common stock. Completion of the public offering and overallotment resulted in total net proceeds of approximately $214.0 million. The proceeds of the offering were used for general corporate purposes, including the enhancement of our capital position and the repurchase of Whitney Holding Corporation’s TARP preferred stock and warrant upon closing of the acquisition. Our tangible common equity ratio stood at 8.09% at June 30, 2011.

On June 4, 2011, Hancock completed its acquisition of Whitney Holding Corporation (“Whitney”) headquartered in New Orleans, Louisiana. The impact of the acquisition is reflected in the Company’s financial information from the acquisition date. Whitney common shareholders received 0.418 shares of Hancock common stock in exchange for each share of Whitney stock, resulting in Hancock issuing 40,794,261 common shares at a fair value of $1.3 billion. The Whitney TARP preferred stock plus warrant of $307.7 million was purchased by the Company as part of the merger transaction. In total, the purchase price was approximately $1.6 billion based on the fair value on the acquisition date of Hancock common stock exchanged, the options to purchase Hancock common stock, and cash paid for the TARP preferred stock and warrant. Assets acquired totaled $11.7 billion, including $6.5 billion in loans, $2.6 billion of investment securities, and $780 million of intangibles. Liabilities assumed were $10.1 billion, including $9.2 billion of deposits.

The following chart summarizes the acquired balance sheet at fair value:

Preliminary Statement of Net Assets Acquired

As of June 4, 2011

(dollars in millions)

Cash and short-term investments	$957
Loans held for sale	57
Securities	2,635
Loans and leases	6,456
Property and equipment	284
Other intangibles	266
Other Assets	580

Total Assets	11,235

Deposits	$9,182
Borrowings	776
Other liabilities	175

Total Liabilities Acquired	10,133
Net identifiable Asset Acquired	$1,102
Goodwill	514

Net Assets Acquired	$1,616

Total assets at June 30, 2011, were $19.8 billion, compared to $8.3 billion at March 31, 2011 and $8.1 billion at December 31, 2010. The increase from the prior periods mainly reflects the $11.7 billion in assets acquired in the Whitney merger.

Hancock continues to remain well capitalized, with total equity of $2.4 billion at June 30, 2011 compared to $1.1 billion at March 31, 2011 and $856.5 million at December 31, 2010. The increase in the second quarter 2011 from the prior period mainly reflects the addition of equity from the Whitney acquisition. The company’s tangible common equity ratio was 8.09% at June 30, 2011 compared to 11.94% at March 31, 2011 and 9.69% at December 31, 2010. The decline from the first quarter reflects the impact of the Whitney acquisition.

Net Interest Income

Net interest income (taxable equivalent or te) for the second quarter increased $31.0 million, or 43.7%, from June 30, 2010, and increased $32.3 million, or 46.4%, from the prior quarter. The net interest margin (te) of 4.11% was 24 basis points wider than the same quarter a year ago and was 14 basis points wider than the prior quarter. Average earning assets grew $2.6 billion compared to prior quarter and $2.9 billion compared with the same quarter a year ago due to the acquisition of Whitney. The increase in the margin of 14 basis points reflected a favorable shift in funding sources and a decline in funding costs, offset by a less favorable shift in the mix of earning assets and a decline in investment portfolio yields. These changes are mainly related to the acquisition of Whitney.

The Company’s loan yield was unchanged from the first quarter of 2011, while the yield on securities decreased 35 basis points, resulting in a decline in the yield on average earning assets of 10 basis points. Total funding costs were down 24 basis points from the first quarter.

Provision for Loan Losses

Provisions are made to the allowance to reflect incurred losses associated with our loan portfolio. Hancock recorded a total provision for loan losses for the second quarter of 2011 of $9.1 million compared to $8.8 million in the first quarter of 2011 and to $24.5 million in the second quarter of 2010. During the second quarter Hancock reversed the remaining $2.7 million of allowance established to cover estimated losses from the BP oil spill, and increased the unallocated portion of the reserve for loan losses by $1.2 million.

During the second quarter of 2011 the company recorded an $18.0 million increase in the allowance for losses due to impairment on certain pools of covered loans since the December 2009 acquisition of Peoples First, which was mostly offset by an increase in the Company’s FDIC loss share receivable for the 95% loss coverage. This resulted in a net provision for the second quarter of $0.9 million on the covered loans.

Noninterest Income

Noninterest income for the second quarter of 2011 was up $11.4 million, or 32%, compared to the same quarter a year ago, largely due to the $4.2 million increase in accretion on the FDIC indemnification asset from our fourth quarter 2009 acquisition of Peoples First. Income from insurance operations was up $1.0 million, or 27%, compared to the second quarter of 2010 due to insurance renewals. The remainder of the increase was related to the impact of the Whitney acquisition

The components of noninterest income for the three and six months ended June 30, 2011 and 2010 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service charges on deposit accounts	$12,343	$12,327	$21,887	$23,816
Trust fees	5,301	4,408	9,292	8,254
Debit card merchant discount fees	5,968	3,928	9,478	7,524
Income from insurance operations	4,628	3,641	7,878	7,153
Investment and annuity fees	3,267	2,663	6,400	4,942
ATM fees	3,290	2,321	6,021	4,272
Secondary mortgage market operations	1,877	1,529	3,444	3,169
Income from bank owned life insurance	1,842	1,343	3,164	2,591
Letter of credit fees	758	370	1,104	632
Gain/loss on sale of assets	11	156	606	282
Accretion of indemnification asset	5,450	1,290	8,494	1,290
Other income	1980	1317	3131	2749
Securities transactions loss, net	(36)	—	(87)	—

Total noninterest income	$46,679	$35,293	$80,812	$66,674

Noninterest Expense

Operating expenses for the second quarter of 2011 were $49.2 million, or 68%, higher compared to the same quarter a year ago. Included in operating expenses for the second quarter of 2011 are total merger-related and integration costs of $22.2 million related to the acquisition of Whitney.

Total personnel expense increased $22.2 million, or 63%, compared to the same quarter last year. The increase is mainly due to additional full time equivalent employees, additional incentive expense, and salary increases associated with the Whitney acquisition. Included in this amount is $4.0 million in merger-related retention and severance costs. Total personnel expense consists of employee compensation and employee benefits. Employee compensation includes base salaries and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans. Employee benefits, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan.

Legal and professional services increased $18.4 million, or 409%, compared to the second quarter of 2010, mostly due to merger-related services for the acquisition of Whitney in the amount of $17.2 million.

The remainder of the increase in noninterest expense was due to increased activity related to the Whitney acquisition. Other merger-related and integration costs are $0.2 million in advertising, $0.4 million in stationary and supplies, and $0.1 million in postage and communications.

The following table presents the components of noninterest expense for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Employee compensation	$46,970	$27,803	$76,379	$54,770
Employee benefits	10,565	7,576	18,991	15,376

Total personnel expense	57,535	35,379	95,370	70,146

Equipment and data processing expense	10,767	9,024	18,766	17,887
Net occupancy expense	8,760	6,026	14,671	12,169
Postage and communications	3,642	2,651	6,402	5,223
Ad valorem and franchise taxes	1,557	1,049	2,594	2,030
Legal and professional services	22,886	4,497	28,146	8,005
Stationery and supplies	1,512	773	2,085	1,357
Amortization of intangible assets	1,621	684	2,235	1,422
Advertising	2,127	2,193	4,176	3,538
Deposit insurance and regulatory fees	3,232	2,904	6,344	5,538
Training expenses	208	163	408	333
Other real estate owned expense, net	1,860	2,027	3,301	2,708
Insurance expense	652	498	1,154	989
Other fees	955	876	1,813	1,877
Non loan charge-offs	277	308	471	513
Other expense	3,775	3,070	6,449	6,208

Total noninterest expense	$121,366	$72,122	$194,385	$139,943

Income Taxes

For the six months ended June 30, 2011 and 2010, the effective income tax rates were approximately 20% and 11%, respectively. In determining the effective tax rate and tax expense for the three and six months ended June 30, 2011, the Company referred to the actual results for the current interim periods rather than projected results for the full year. Projections for the full year vary widely primarily due to difficulty in estimating the timing and amount of integration costs for our acquisition of Whitney. Changes in these estimates cause significant volatility in a projected effective tax rate. The Company’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and the availability of tax credits. Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The source of the tax credits for 2011 and 2010 resulted from investments in New Market Tax Credits, Qualified Bond Credits and Work Opportunity Tax Credits. Tax-exempt income and tax credits tend to decrease the effective tax benefit rate from the statutory rate in profitable periods and to increase the effective tax expense rate in loss periods.

Selected Financial Data

The following tables contain selected financial data comparing our consolidated results of operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Per Common Share Data
Earnings per share:
Basic	$0.22	$0.17	$0.59	$0.55
Diluted	$0.22	$0.17	$0.59	$0.55
Cash dividends per share	$0.24	$0.24	$0.48	$0.48
Book value per share (period-end)	$28.18	$23.36	$28.18	$23.36
Weighted average number of shares:
Basic	54,890	36,876	46,160	36,855
Diluted (1)	55,035	37,078	46,310	37,075
Period-end number of shares	84,694	36,877	84,694	36,877
Market data:
High price	$34.57	$43.90	$35.68	$45.86
Low price	$30.04	$33.27	$30.04	$33.27
Period-end closing price	$30.98	$33.36	$30.98	$33.36
Trading volume (2)	32,122	12,443	58,064	22,055

(1)

The converted Whitney options of 775,261 were anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2011. There were no anti-dilutive share-based incentives outstanding for the three and six months ended June 30, 2010.

(2)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

Reconciliation of Net Income to Operating Income:
Net income	$12,088	$6,500	$27,416	$20,334
Merger-related expenses	22,219	1,718	23,808	3,167
Securities transactions gains/(losses)	(36)	—	(87)	—
Taxes on adjustments	7,789	621	8,364	1,146
Operating income (a)	$26,554	$7,597	$42,947	$22,355

(a)	Net income less tax-effected merger costs and securities gains/losses. Management believes that this is a useful financial measure measure because it enables investors to assess ongoing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollar amounts in thousands)		(dollar amounts in thousands)
Performance Ratios
Return on average assets	0.42%	0.31%	0.56%	0.48%
Return on average common equity	3.32%	3.03%	4.72%	4.78%
Earning asset yield (tax equivalent (“TE”))	4.77%	5.06%	4.81%	5.11%
Total cost of funds	0.66%	1.19%	0.76%	1.30%
Net interest margin (TE)	4.11%	3.87%	4.05%	3.81%
Common equity (period-end) as a percent of total assets (period-end)	12.08%	10.13%	12.08%	10.13%
Leverage ratio (period-end) (a)	13.50%	9.06%	13.50%	9.06%
FTE headcount	4,892	2,278	4,892	2,278
Asset Quality Information
Non-accrual loans	$109,234	$150,127	$109,234	$150,127
Restructured loans (b)	18,606		18,606	—
Foreclosed assets	130,320	44,901	130,320	44,901

Total non-performing assets	$258,160	$195,028	$258,160	$195,028

Non-performing assets as a percent of loans and foreclosed assets	2.27%	3.89%	2.27%	3.89%
Accruing loans 90 days past due (c)	$4,057	$8,002	$4,057	$8,002
Accruing loans 90 days past due as a percent of loans	0.04%	0.16%	0.04%	0.16%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	2.30%	4.05%	2.30%	4.05%
Net charge-offs	$8,241	$13,921	$15,058	$27,172
Net charge-offs as a percent of average loans	0.49%	1.11%	0.52%	1.09%
Allowance for loan losses	$112,407	$77,221	$112,407	$77,221
Allowance for loan losses as a percent of period-end loans	1.00%	1.55%	1.00%	1.55%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	85.22%	48.84%	85.22%	48.84%
Provision for loan losses	$9,144	$24,517	$17,966	$38,343

Supplemental Asset Quality Information (excluding covered assets and acquired loans) [1]
Non-accrual loans (2) (3)	$68,216	$95,600	$68,216	$95,600
Restructured loans	18,606	—	18,606	—

Total non-performing loans	86,822	$95,600	86,822	$95,600
Foreclosed assets (4)	104,975	18,357	104,975	18,357

Total non-performing assets	$191,797	$113,957	$191,797	$113,957

Non-performing assets as a percent of loans and foreclosed assets	4.47%	2.76%	4.47%	2.76%
Accruing loans 90 days past due	$2,504	$8,002	$2,504	$8,002
Accruing loans 90 days past due as a percent of loans	0.06%	0.19%	0.06%	0.19%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	4.53%	2.95%	4.53%	2.95%
Allowance for loan losses (5)	$83,160	$77,221	$83,160	$77,221
Allowance for loan losses as a percent of period-end loans	1.99%	1.88%	1.99%	1.88%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	93.10%	74.54%	93.10%	74.54%

(1)

Covered and acquired loans are considered to be performing due to the application of the accretion method under acquisition accounting. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Certain covered loans and foreclosed assets are also covered under FDIC loss sharing agreements, which provide considerable protection against credit risk. Due to the protection of loss sharing agreements and impact of acquisition accounting, management has excluded acquired loans and covered assets from this table to provide for improved comparability to prior periods and better perspective into asset quality trends.

(2)	Excludes acquired covered loans not accounted for under the accretion method of $39,514, $44,064, and $54,527.
(3)	Excludes non-covered acquired loans at fair value not accounted for under the accretion method of $1,504 for the period ended 6/30/2011. There were no amounts in prior periods.
(4)	Excludes covered foreclosed assets of $25,345, $22,821, and $26,544. On June 4, 2011, Hancock acquired $81,195 of foreclosed assets in the Whitney merger.
(5)	Excludes impairment recorded on covered acquired loans of $29,247, $11,196 and $0.

Average Balance Sheet
Total loans	$6,678,840	$5,008,838	$5,788,242	$5,048,469
Securities	2,224,665	1,646,418	1,836,923	1,609,853
Short-term investments	1,028,067	688,648	886,203	750,541

Earning assets	9,931,572	7,343,904	8,511,368	7,408,863
Allowance for loan losses	(95,313)	(67,901)	(89,070)	(67,041)
Other assets	1,752,563	1,235,552	1,500,056	1,240,759

Total assets	$11,588,822	$8,511,555	$9,922,354	$8,582,581

Noninterest bearing deposits	$2,231,775	$1,069,795	$1,691,126	$1,044,470
Interest bearing transaction deposits	3,139,872	1,920,797	2,587,856	1,907,968
Interest bearing public fund deposits	1,283,183	1,173,579	1,255,606	1,224,110
Time deposits	2,556,502	2,828,846	2,454,106	2,880,682

Total interest bearing deposits	6,979,557	5,923,222	6,297,568	6,012,760

Total deposits	9,211,332	6,993,017	7,988,694	7,057,230
Other borrowed funds	761,438	527,808	631,952	535,515
Other liabilities	157,500	129,595	130,914	132,687
Common stockholders’ equity	1,458,552	861,135	1,170,794	857,149

Total liabilities & common stockholders’ equity	$11,588,822	$8,511,555	$9,922,354	$8,582,581

(a)

Calculated as Tier 1 capital divided by average total assets. Tier 1 capital is total equity less unrealized gain/loss on AFS securities, unfunded pension liability, unrecognized pension gain/loss, net goodwill, core deposit and 10% net mortgage servicing rights. Average total assets is reduced by net goodwill, core deposits and 10% net mortgage servicing rights.

(b)	Included in restructured loans are $8.4 million in non-accrual loans.
(c)

Accruing loans past due 90 days or more do not include purchased impaired loans which were written down to their fair value upon acquisition and accrete interest income over the remaining life of the loan.

	June 30,
	2011	2010
	(dollar amounts in thousands)
Period-end Balance Sheet
Total loans	$11,249,053	$4,972,202
Loans held for sale	67,081	42,769
Securities	4,573,973	1,686,671
Short-term investments	977,060	720,314

Earning assets	16,867,167	7,421,956
Allowance for loan losses	(112,407)	(77,221)
Other assets	3,002,785	1,155,283

Total assets	$19,757,545	$8,500,018

Noninterest bearing deposits	$4,852,440	$1,050,118
Interest bearing transaction deposits	5,779,322	1,930,738
Interest bearing public funds deposits	1,522,002	1,205,874
Time deposits	3,434,145	2,773,841

Total interest bearing deposits	10,735,469	5,910,453

Total deposits	15,587,909	6,960,571
Other borrowed funds	1,310,462	546,343
Other liabilities	472,861	131,822
Common stockholders’ equity	2,386,313	861,282

Total liabilities & common stockholders’ equity	$19,757,545	$8,500,018

	Three Months Ended June 30,		Six Months Ended June 30,
Net Charge-Off Information	2011	2010	2011	2010
	(dollar amounts in thousands)		(dollar amounts in thousands)
Net charge-offs:
Commercial/real estate loans	$5,210	$10,537	$9,390	$20,775
Mortgage loans	1,001	569	1,372	1,177
Direct consumer loans	1,116	1,241	2,383	1,849
Indirect consumer loans	178	449	402	1,057
Finance company loans	736	1,125	1,511	2,314

Total net charge-offs	$8,241	$13,921	$15,058	$27,172

Net charge-offs to average loans:
Commercial/real estate loans	0.46%	1.37%	0.49%	1.34%
Mortgage loans	0.46%	0.31%	0.36%	0.32%
Direct consumer loans	0.51%	0.68%	0.60%	0.51%
Indirect consumer loans	0.25%	0.54%	0.28%	0.61%
Finance company loans	3.09%	4.19%	3.16%	4.29%
Total net charge-offs to average net loans	0.49%	1.11%	0.52%	1.09%

The following tables detail the components of our net interest spread and net interest margin.

	Three Months Ended June 30,			Three Months Ended June 30,
	2011			2010
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$60,126	$4,565,071	5.28%	$39,728	$3,090,655	5.15%
Mortgage loans	14,839	864,601	6.87%	11,880	745,019	6.38%
Consumer loans	21,628	1,249,168	6.94%	21,882	1,173,164	7.48%
Loan fees & late charges	234	—	0.00%	259	—	0.00%

Total loans (TE)	96,827	6,678,840	5.81%	73,749	5,008,838	5.90%
US treasury securities	13	10,802	0.47%	26	11,843	0.88%
US agency securities	1,468	315,300	1.86%	1,407	206,522	2.72%
CMOs	3,276	398,863	3.29%	2,795	278,198	4.02%
Mortgage backed securities	13,233	1,251,564	4.23%	11,250	942,548	4.77%
Municipals (TE)	2,728	211,301	5.16%	2,933	190,936	6.14%
Other securities	275	36,836	2.99%	178	16,371	4.36%

Total securities (TE)	20,993	2,224,666	3.77%	18,589	1,646,418	4.52%
Total short-term investments	516	1,028,067	0.20%	450	688,648	0.26%
Average earning assets yield (TE)	$118,336	$9,931,573	4.77%	$92,788	$7,343,904	5.06%
Interest bearing liabilities
Interest bearing transaction deposits	$1,594	$3,139,872	0.20%	$2,599	$1,920,797	0.54%
Time deposits	10,568	2,556,502	1.66%	14,309	2,828,846	2.03%
Public funds	1,409	1,283,183	0.44%	2,492	1,173,579	0.85%

Total interest bearing deposits	13,571	6,979,557	0.78%	19,400	5,923,222	1.31%
Total borrowings	2,847	761,438	1.50%	2,468	527,808	1.88%
Total interest bearing liability cost	$16,418	$7,740,995	0.85%	$21,868	$6,451,030	1.36%
Noninterest bearing deposits
Net interest-free funding sources		2,190,577			892,874
Total Cost of Funds	$16,418	$9,931,572	0.66%	$21,868	$7,343,904	1.19%
Net Interest Spread (TE)	$101,917		3.92%	$70,920		3.70%
Net Interest Margin (TE)	$101,917	$9,931,572	4.11%	$70,920	$7,343,904	3.87%

	Six Months Ended June 30,			Six Months Ended June 30,
	2011			2010
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$100,393	$3,836,235	5.27%	$82,331	$3,118,049	5.32%
Mortgage loans	25,663	759,460	6.76%	24,097	740,176	6.51%
Consumer loans	40,802	1,192,547	6.90%	43,373	1,190,244	7.35%
Loan fees & late charges	174	—	0.00%	487	—	0.00%

Total loans (TE)	167,032	5,788,242	5.81%	150,288	5,048,469	5.99%
US treasury securities	25	10,800	0.47%	41	11,841	0.69%
US agency securities	2,238	244,104	1.83%	2,793	184,947	3.02%
CMOs	6,294	375,175	3.36%	4,858	223,468	4.35%
Mortgage backed securities	21,406	984,159	4.35%	23,301	982,197	4.74%
Municipals (TE)	5,407	195,192	5.54%	5,424	191,687	5.66%
Other securities	523	27,493	3.81%	440	15,714	5.59%

Total securities (TE)	35,893	1,836,923	3.91%	36,857	1,609,854	4.58%
Total short-term investments	815	886,203	0.19%	1,039	750,541	0.28%
Average earning assets yield (TE)	$203,740	$8,511,367	4.81%	$188,184	$7,408,864	5.11%
Interest bearing liabilities
Interest bearing transaction deposits	$3,189	$2,587,856	0.25%	$5,102	$1,907,968	0.54%
Time deposits	21,388	2,454,106	1.76%	31,847	2,880,682	2.23%
Public funds	3,001	1,255,606	0.48%	5,734	1,224,110	0.94%

Total interest bearing deposits	27,578	6,297,568	0.88%	42,683	6,012,760	1.43%
Total borrowings	4,608	631,952	1.47%	4,985	535,515	1.88%
Total interest bearing liability cost	$32,186	$6,929,520	0.94%	$47,668	$6,548,275	1.47%
Net interest-free funding sources		1,581,847			860,588
Total Cost of Funds	$32,186	$8,511,368	0.76%	$47,668	$7,408,863	1.30%
Net Interest Spread (TE)	$171,553		3.88%	$140,516		3.64%
Net Interest Margin (TE)	$171,553	$8,511,368	4.05%	$140,516	$7,408,863	3.81%

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $1.1 billion and borrowing capacity at the Federal Reserve’s Discount Window in excess of $114.3 million. We have FHLB advances of $10.1 million due September 12, 2011 at a fixed rate 3.455%.

During the second quarter, the Company entered into a $140 million par value term loan facility and borrowed the full amount which matures on June 3, 2013. The variable interest rate is LIBOR plus 2.00% per annum. The note is pre-payable at any time and the Company is subject to covenants customary in financings of this nature. The proceeds are being used for general corporate purposes.

The following liquidity ratios at June 30, 2011 and December 31, 2010 compare certain assets and liabilities to total deposits or total assets:

	June 30, 2011	December 31, 2010
Total securities to total deposits	29.34%	21.97%
Total loans (net of unearned income) to total deposits	72.17%	73.16%
Interest-earning assets to total assets	85.37%	87.33%
Interest-bearing deposits to total deposits	68.87%	83.36%

CONTRACTUAL OBLIGATIONS

We have contractual obligations to make future payments on certain debt and lease agreements. The following table summarizes all significant contractual obligations at June 30, 2011, according to payments due by period.

Contractual Obligations

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Certificates of deposit	$3,572,885	$3,018,274	$387,673	$134,998	$31,940
Short-term debt obligations	6,800	—	—	—	6,800
Long-term debt obligations	369,602	26,496	140,198	33,108	169,800
Capital lease obligations	185	58	102	12	13
Operating lease obligations	153,201	29,737	35,832	21,262	66,370
Total	$4,102,673	$3,074,565	$563,805	$189,380	$274,923

CAPITAL RESOURCES

We continue to be well capitalized. The ratios as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Common equity (period-end) as a percent of total assets (period-end)	12.08%	10.52%
Regulatory ratios:
Total capital to risk-weighted assets (1)	11.15%	16.60%
Tier 1 capital to risk-weighted assets (2)	10.56%	15.34%
Leverage capital to average total assets (3)	13.69%	9.65%

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

BALANCE SHEET ANALYSIS

Goodwill

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. In accordance with FASB authoritative guidance, goodwill is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Management reviews goodwill for impairment based on our primary reporting segments. We analyze goodwill using market capitalization to book value comparison. The last test was conducted as of September 30, 2010. No impairment charges were recognized as of June 30, 2011.

The carrying amount of goodwill was $629.7 million as of June 30, 2011 and $61.6 million as of December 31, 2010. The increase in goodwill is the result of our merger with Whitney. See Note 2 for additional information.

Earnings Assets

Earning assets serve as the primary revenue streams for us and are comprised of securities, loans, federal funds sold, and other short-term investments. At June 30, 2011, average earning assets were $8.5 billion, or 85.8% of total assets, compared with $7.3 billion, or 86.2% of total assets at December 31, 2010, and with $7.4 billion or 86.3% of total assets, at June 30, 2010. The $1.1 billion, or 14.9%, increase from prior year quarter resulted from an increase in loans of $739.8 million, an increase in securities of $227.1 million and an increase in short-term investments of $135.7 million. The increase in earnings assets is the result of our merger with Whitney.

Securities

Our investment in securities was $4.6 billion at June 30, 2011 and $1.5 billion at December 31, 2010. The increase is the result of our merger with Whitney. The vast majority of securities in our portfolio are U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, we invest only in high quality securities of investment grade quality and with a target duration, for the overall portfolio, generally between two to five years. Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain non-rated obligations of Mississippi, Louisiana, Texas, Florida or Alabama counties, parishes and municipalities.

Loans

We held $11.2 billion in loans at June 30, 2011 and $5.0 billion at December 31, 2010. The increase is the result of our merger with Whitney. Commercial and real estate loans comprised 73.2% of the loan portfolio at June 30, 2011 compared to 63.5% at December 31, 2010. The Whitney portfolio we acquired was more heavily weighted to commercial loans at 79.8%. Our primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. Each loan file is reviewed by the Bank’s loan operations quality assurance function, a component of its loan review system, to ensure proper documentation and asset quality. Included in this category are commercial real estate loans, which are secured by properties, used in commercial or industrial operations.

Loans, net of unearned income, consisted of the following:

	June 30, 2011	December 31, 2010
	( In thousands)
Commercial loans:
Commercial - originated	$605,885	$524,653
Commercial - acquired	2,424,887	—
Commercial - covered	45,959	34,650

Total commercial	3,076,731	559,303

Construction - originated	476,711	495,590
Construction - acquired	741,151	—
Construction - covered	153,489	157,267

Total construction	1,371,351	652,857

Real estate - originated	1,232,144	1,231,414
Real estate - acquired	1,861,373	—
Real estate - covered	147,520	181,873

Total real estate	3,241,037	1,413,287

Municipal loans - originated	485,233	471,057
Municipal loans - acquired	12,712	—
Municipal loans - covered	473	540

Total municipal loans	498,418	471,597

Lease financing - originated	45,982	50,721
Total commercial loans - originated	2,845,955	2,773,435
Total commercial loans - acquired	5,040,123	—
Total commercial loans - covered	347,441	374,330

Total commercial loans	8,233,519	3,147,765

Residential mortgage loans - originated	365,661	366,183
Residential mortgage loans - acquired	830,667	—
Residential mortgage loans - covered	247,489	293,506

Total residential mortgage loans	1,443,817	659,689

Indirect consumer loans - originated	278,261	309,454
Direct consumer loans - originated	597,593	597,947
Direct consumer loans - acquired	447,096	—
Direct consumer loans - covered	152,879	141,315

Total direct consumer loans	1,197,568	739,262

Finance Company loans - originated	95,888	100,994

Total originated loans	4,183,358	4,148,013
Total acquired loans	6,317,886	—
Total covered loans	747,809	809,151

Total loans	$11,249,053	$4,957,164

Originated - Loans which have been originated in the normal course of business.

Acquired - Loans which have been acquired and no allowance brought forward in accordance with acquisition accounting.

Covered - Loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.

The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, troubled debt restructurings and other real estate owned. Loans past due 90 days or more and still accruing are also disclosed:

	June 30,	December 31,

	2011	2010

	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial loans - originated	$38,295	$42,077
Commercial loans - restructured	7,711	8,302

Subtotal	46,006	50,379
Commercial loans - covered	33,869	41,917

Total Commercial loans	79,875	92,296

Residential mortgage loans - originated	26,713	18,290
Residential mortgage loans - restructured	699	409

Subtotal	27,412	18,699
Residential mortgage loans - covered	2,710	3,199

Total residential mortgage loans	30,122	21,898

Indirect consumer loans	—	—

Direct consumer loans-originated	1,937	4,862
Direct consumer loans-acquired	1,504	—
Direct consumer loans - covered	2,935	170
Finance Company	1,271	1,759

Total direct consumer loans	7,647	6,791

Total non-accrual loans	117,644	120,985

Restructured loans - originated:
Commercial loans - non-accrual	7,711	8,302
Residential mortgage loans - non-accrual	699	409

Total restructured loans - non-accrual	8,410	8,711

Commercial loans - still accruing	9,578	3,301
Residential mortgage loans - still accruing	618	629

Total restructured loans - still accruing	10,196	3,930

Total restructured loans - originated	18,606	12,641

Total non-performing loans**	127,840	124,915

Foreclosed assets - originated	21,771	17,595
Foreclosed assets - acquired	83,204	—
Foreclosed assets - covered	25,345	15,682

Total foreclosed assets	130,320	33,277

Total non-performing assets*	$258,160	$158,192

Loans 90 days past due still accruing	$4,057	$1,492

Ratios
Non-performing assets to loans plus foreclosed assets	2.27%	3.17%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	85.22%	64.87%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due, excluding covered loans and non-covered acquired loans	93.10%	101.07%
Loans 90 days past due still accruing to loans	0.04%	0.03%

*	Includes total non-accrual loans, total restructured loans - still accruing and total foreclosed assets.
**	Includes total non-accrual loans and total restructured loans - still accruing.

Allowance for Loan Losses and Asset Quality

At June 30, 2011, the allowance for loan losses was $112.4 million compared with $82.0 million at December 31, 2010, an increase of $30.4 million. The increase in the allowance for loan losses through the first half of 2011 is primarily attributed to a $29.0 million allowance on covered loans. The ratio of the allowance for loan losses as a percent of period-end loans was 1.00% at June 30, 2011 compared to 1.65% at December 31, 2010. The decrease in the allowance ratio is related to the addition of Whitney’s $6.5 billion loan portfolio. The ratio of the allowance for loan losses as a percent of period-end loans, excluding the acquired and covered portfolios, was 1.99% at June 30, 2011 compared to 2.05% at March 31, 2011. Additional asset quality metrics for the acquired (Whitney), covered (Peoples First) and legacy (Hancock plus newly originated) portfolios are included in Selected Financial Data. Whitney’s allowance was not carried forward acquisition.

Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses. Within the allowance for loan losses modeling, adequate segregation of geographic and specific loan types are documented and analyzed for appropriate risk metrics. We maintain a credit quality policy that establishes acceptable loan-to-value thresholds on the front end underwriting process. Residential home values are monitored by each market. A detailed description of our methodology was included in our annual report on Form 10-K for the year ended December 31, 2010. Management believes the June 30, 2011 allowance level is adequate. Net charge-offs, as a percent of average loans, were 0.49% for the second quarter of 2011, compared to 1.11% in the second quarter of 2010. Of the overall decrease in net charge-offs of $5.7 million, $5.3 million was reflected in commercial/real estate loans, $0.4 million in Finance Company loans and $0.4 million in consumer loans with an offsetting increase in mortgage loans of $0.4 million.

Non-accrual loans were $117.6 million at June 30, 2011, a decrease of $32.5 million over $150.1 million at June 30, 2010. Covered and acquired loans accounted for in accordance with ASC 310-30 are considered to be performing due to the application of the accretion method. These loans are excluded from the table due to their performing status. Certain covered loans accounted for using the cost recovery method or acquired loans accounted for in accordance with 310-20 are disclosed as non-accrual loans below. Included in non-accrual loans is $8.4 million in restructured commercial loans. Total troubled debt restructurings for the period were $18.6 million. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Troubled debt restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower.

Foreclosed assets are comprised of other real estate (ORE) and other repossessed assets. Foreclosed assets were $130.3 million at June 30, 2011 compared to $44.9 million at June 30, 2010, an increase of $85.4 million. The majority of the increase in foreclosed assets is from the $81.2 million acquired from Whitney. The increases excluding Whitney, in foreclosed assets are mainly due to the on-going national recession and weakness in residential development.

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off. See supplemental asset quality data excluding covered and acquired loans in Selected Financial Data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net loans outstanding at end of period	$11,249,053	$4,972,202	$11,249,053	$4,972,202

Average net loans outstanding	$6,678,840	$5,008,838	$5,788,242	$5,048,468

Balance of allowance for loan losses at beginning of period	$94,356	$66,625	$81,997	$66,050

Loans charged-off:
Commercial	8,907	10,778	13,647	21,852
Construction	—	—	—	—
Real estate	—	—	—	—
Lease financing	3	11	17	34
Municipal	—	—	—	—
Total commercial	8,910	10,789	13,664	21,886
Residential mortgage	1,190	583	2,332	1,322
Direct consumer	1,456	1,553	3,090	2,538
Indirect consumer	455	697	921	1,594
Finance Company	982	1,376	2,065	2,818

Total charge-offs	12,993	14,998	22,072	30,158

Recoveries of loans previously charged-off:
Commercial	3,691	252	4,169	1,109
Construction	—	—	—	—
Real estate	—	—	—	—
Lease financing	9	—	105	2
Municipal	—	—	—	—
Total commercial	3,700	252	4,274	1,111
Residential mortgage	189	14	960	145
Direct consumer	340	312	686	689
Indirect consumer	277	248	519	537
Finance Company	246	251	575	504

Total recoveries	4,752	1,077	7,014	2,986

Net charge-offs	8,241	13,921	15,058	27,172
Provision for loan losses, net (a)	9,144	24,517	17,966	38,343
Increase in indemnification asset (a)	17,148	—	27,502	—

Balance of allowance for loan losses at end of period	$112,407	$77,221	$112,407	$77,221

Ratios
Gross charge-offs to average loans	0.78%	1.20%	0.77%	1.20%
Recoveries to average loans	0.29%	0.09%	0.24%	0.12%
Net charge-offs to average loans	0.49%	1.11%	0.52%	1.09%
Allowance for loan losses to period-end net loans	1.00%	1.55%	1.00%	1.55%
Net charge-offs to period-end net loans	0.29%	1.12%	0.27%	1.10%
Allowance for loan losses to average net loans	1.68%	1.54%	1.94%	1.53%
Net charge-offs to loan loss allowance	29.41%	72.31%	27.01%	70.96%

(a)

The provision for loan losses is shown “net” after coverage provided by FDIC loss share agreements on covered loans. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of $18,049, and the impairment ($901) on those covered loans for the three months ended June 30, 2011. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of $28,948, and the impairment ($1,446) on those covered loans for the six months ended June 30, 2011.

An allocation of the loan loss allowance by major loan category is set forth in the following table:

	June 30, 2011		December 31, 2010
	Allowance for Loan Losses	% of Loans to Total Loans	Allowance for Loan Losses	% of Loans to Total Loans
	(In thousands)
Commercial	$87,283	73.19	$56,859	63.50
Residential mortgages	9,499	12.84	4,626	13.31
Indirect consumer	2,608	2.47	2,918	6.24
Direct consumer	4,957	10.65	9,322	14.91
Finance Company	8,060	0.85	8,272	2.04

	$112,407	100.00	$81,997	100.00

Other Earning Assets

Federal funds sold, interest-bearing deposits in banks, and other short-term investments averaged $886.2 million at June 30, 2011 compared to $750.5 million at June 30, 2010 and $698.0 million at December 31, 2010. The increase of $135.7 million, or 18.1%, from prior year quarter was primarily caused by an increase of $152.4 million other short-term investments that was offset by a decrease of $17.3 million in interest-bearing deposits in banks. We utilize these products as a short-term investment alternative whenever we have excess liquidity.

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

Deposits

Total deposits were $15.6 billion at June 30, 2011 and $6.8 billion at December 31, 2010. The $8.8 billion increase is the result of the merger with Whitney. Interest-bearing deposits comprised 68.9% of total deposits at June 30, 2011 compared to 83.4% at December 31, 2010. The acquired deposits of Whitney were comprised of 60% interest-bearing deposits. We have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. We traditionally price our deposits to position competitively within the local market. Deposit flows are controlled primarily through pricing, and to a certain extent, through promotional activities.

Borrowings

Our borrowings consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, long-term debt and other borrowings. Total borrowings at June 30, 2011 were $1.3 billion compared to $375.2 million at December 31, 2010. The increase of $890.6 million was primarily in securities sold under agreements to repurchase of $524.2 million and in long-term debt of $359.7 million. The $359.7 million increase resulted from the assumption of debt of $219.7 million in the merger with Whitney. In addition, in June 2011, the Company issued a $140 million variable rate 2 year term loan to use for general corporate purposes. See Note 3 for additional information on long-term debt.

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

At June 30, 2011, we had $995.7 million in unused loan commitments outstanding, of which approximately $758.8 million were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements.

We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. At June 30, 2011, we had $61.1 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at June 30, 2011 according to expiration date.

	Total	Less than 1 year	Expiration Date 1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Commitments to extend credit	$995,666	$613,656	$66,770	$54,292	$260,948
Letters of credit	61,130	41,745	18,257	1,128	—

Total	$1,056,796	$655,401	$85,027	$55,420	$260,948

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

We evaluate our estimates, including those related to purchase accounting, the allowance for loan losses, intangible assets and goodwill, income taxes, pension and postretirement benefit plans and contingent liabilities. These estimates and assumptions are based on our best estimates and judgments. We evaluate estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, rising unemployment levels and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Allowance for loan losses, deferred income taxes, and goodwill are potentially subject to material changes in the near term. Actual results could differ significantly from those estimates. As part of the integration process, we evaluated Whitney’s critical accounting policies and found them to be very similar to our policies. Where there were minor differences, the Hancock policy was implemented. See our 2010 10-K for descriptions of our critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 15 to our Condensed Consolidated Financial Statements included elsewhere in this report.

SEGMENT REPORTING

The Company’s primary segments are divided into the Hancock, Whitney, and Other. Effective January 1, 2010, the Company’s Florida segment was merged into Hancock, which was previously referred to as Mississippi. On June 4, 2011, we completed the acquisition of Whitney Holding Corporation. Whitney National Bank was merged into Hancock Bank of Louisiana and renamed Whitney Bank. Prior to the merger the segment now called Whitney Bank was Hancock Bank Louisiana, labeled “LA” on the prior period table. As part of the merger, Hancock Bank of Alabama was merged into Whitney Bank. Subsequently, the assets and liabilities of the former Hancock Bank of Alabama were then transferred to Hancock Bank. Prior periods report the segment formerly called Alabama in the Mississippi segment. As a result, Hancock Holding Company is now the parent company of two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank) and Whitney Bank, New Orleans, Louisiana (Whitney Bank). Each segment offers the same products and services but is managed separately due to different pricing, product demand, and consumer markets. Each segment offers commercial, consumer and mortgage loans and deposit services. In the following tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc. and subsidiaries, Hancock Insurance Agency, Inc. and subsidiaries, Harrison Finance Company, Magna Insurance Company, Lighthouse Services Corp., Invest-Sure, Inc., Peoples First Transportation, Inc., Community First, Whitney Securities LLC, Berwick LLC, Key Investment Securities, Inc., and Southern Coastal Insurance Agency, and subsidiaries, and three real estate corporations owning land and buildings that house bank branches and other facilities. See Note 14 for segment detail.

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

Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of June 30, 2011, the effective duration of the securities portfolio was 2.7 years. A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 3.5 years, while a reduction in rates of 100 basis points would result in an effective duration of 1.4 years.

In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at June 30, 2011 indicate that we are slightly asset sensitive as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
-100	N/A
Stable	0.00%
+100	1.14%

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

Other than changes required in connection with the ongoing integration of Whitney and Hancock operations, our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended June 30, 2011.

Item 3. Legal Proceedings

On January 7, 2011, a purported shareholder of Whitney filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana captioned De LaPouyade v. Whitney Holding Corporation, et al., No. 11-189, naming Whitney and members of Whitney’s board of directors as defendants. This lawsuit is purportedly brought on behalf of a putative class of Whitney’s common shareholders and seeks a declaration that it is properly maintainable as a class action. The lawsuit alleges that Whitney’s directors breached their fiduciary duties and/or violated Louisiana state law and that Whitney aided and abetted those alleged breaches of fiduciary duty by, among other things, (a) agreeing to consideration that undervalues Whitney, (b) agreeing to deal protection devices that preclude a fair sales process, (c) engaging in self-dealing, and (d) failing to protect against conflicts of interest. Among other relief, the plaintiff seeks to enjoin the merger. The parties have reached a settlement in principle.

On February 17, 2011, a complaint in intervention was filed by the Louisiana Municipal Police Employees Retirement System (“MPERS”) in the De LaPouyade case. The MPERS complaint is substantially identical to and seeks to join in the De LaPouyade complaint. The parties have reached a settlement in principle.

On February 7, 2011, another putative shareholder class action lawsuit, Realistic Partners v. Whitney Holding Corporation, et al., Case No. 2:11-cv-00256, was filed in the United States District Court for the Eastern District of Louisiana against Whitney, members of Whitney’s board of directors, and Hancock asserting violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty under Louisiana state law, and aiding and abetting breach of fiduciary duty by, among other things, (a) making material misstatements or omissions in the proxy statement, (b) agreeing to consideration that undervalues Whitney, (c) agreeing to deal protection devices that preclude a fair sales process, (d) engaging in self-dealing, and (e) failing to protect against conflicts of interest. Among other relief, the plaintiff seeks to enjoin the merger. On February 24, 2011, the plaintiff moved for class certification. The parties have reached a settlement in principle.

On April 11, 2011, another putative shareholder class action lawsuit, Jane Doe v. Whitney Holding Corporation, et al., Case No. 2:11-cv-00794-ILRL-JCW, was filed in the United States District Court for the Eastern District of Louisiana against Whitney, members of Whitney’s board of directors, and the defendants’ insurance carrier asserting breach of fiduciary duty under Louisiana state law by, among other things, (a) agreeing to consideration that undervalues Whitney, (b) agreeing to deal protection devices that preclude a fair sales process, (c) engaging in self-dealing, and (d) failing to protect against conflicts of interest. Among other relief, the plaintiff seeks to enjoin the merger. On April 20, 2011, this case was consolidated with the Realistic Partners case. The parties have reached a settlement in principle.

Item 4. Reserved.

Item 5. Other Information.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit Number	Description
10.11	Term Loan Agreement dated as of May 20, 2011, among Hancock Holding Company, certain Lenders from Time to Time, and Suntrust Bank.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Interactive Data.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ CARL J. CHANEY
Carl J. Chaney
President & Chief Executive Officer

/s/ JOHN M. HAIRSTON
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ MICHAEL M. ACHARY
Michael M. Achary
Chief Financial Officer

Date:	August 9, 2011

Index to Exhibits

Exhibit Number	Description
10.11	Term Loan Agreement dated as of May 20, 2011, among Hancock Holding Company, certain Lenders from time to time, and Suntrust Bank.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Interactive Data.