Form 10-Q
period 2011-09-30
HANCOCK HOLDING CO
filed 2011-11-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

84,703,448 common shares were outstanding as of October 31, 2011 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$373,693	$139,687
Interest-bearing deposits with other banks	884,822	364,066
Federal funds sold	10,413	124
Other short-term investments	—	274,974
Securities available for sale, at fair value (amortized cost of $4,508,807 and $1,445,721)	4,604,835	1,488,885
Loans held for sale	64,545	21,866
Loans	11,113,145	4,968,149
Less: allowance for loan losses	(118,113)	(81,997)
unearned income	(10,876)	(10,985)

Loans, net	10,984,156	4,875,167

Property and equipment, net of accumulated depreciation of $139,262 and $125,383	524,265	209,919
Prepaid expenses	80,974	29,786
Other real estate, net	114,309	32,520
Accrued interest receivable	52,018	30,157
Goodwill and other indefinite lived intangibles	629,688	61,631
Other intangible assets, net	206,424	13,204
Life insurance contracts	351,551	159,377
FDIC loss share receivable	222,535	329,136
Deferred tax asset, net	124,433	6,541
Other assets	187,028	101,287

Total assets	$19,415,689	$8,138,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$5,050,354	$1,127,246
Interest-bearing savings, NOW, money market and time	10,241,855	5,648,473

Total deposits	15,292,209	6,775,719

Federal funds purchased	19,427	—
Securities sold under agreements to repurchase	880,323	364,676
Other short-term borrowings	3,284	—
FHLB borrowings	—	10,172
Long-term debt	356,363	376
Accrued interest payable	11,068	4,007
Payable for securities not settled	152,528	—
Other liabilities	273,825	126,829

Total liabilities	16,989,027	7,281,779

Stockholders’ Equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 84,698,246 and 36,893,276 issued and outstanding, respectively	282,045	122,855
Capital surplus	1,631,873	263,484
Retained earnings	478,570	470,828
Accumulated other comprehensive gain (loss), net	34,174	(619)

Total stockholders’ equity	2,426,662	856,548

Total liabilities and stockholders’ equity	$19,415,689	$8,138,327

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$166,300	$69,169	$328,892	$214,822
Securities - taxable	29,004	14,545	61,021	47,317
Securities - tax exempt	1,758	1,302	4,344	3,957
Federal funds sold	5	—	7	28
Other investments	628	382	1,441	1,393

Total interest income	197,695	85,398	395,705	267,517

Interest expense:
Deposits	15,138	16,147	42,717	58,831
Federal funds purchased and securities sold under agreements to repurchase	1,902	2,406	5,346	7,293
Long-term notes and other interest expense	3,613	23	4,778	120

Total interest expense	20,653	18,576	52,841	66,244

Net interest income	177,042	66,822	342,864	201,273
Provision for loan losses, net	9,254	16,258	27,220	54,601

Net interest income after provision for loan losses	167,788	50,564	315,644	146,672

Noninterest income:
Service charges on deposit accounts	16,858	11,332	38,745	35,148
Other service charges, commissions and fees	31,404	16,869	70,473	49,012
Securities gain/(loss), net	16	—	(71)	—
Other income	16,673	7,007	36,616	17,722

Total noninterest income	64,951	35,208	145,763	101,882

Noninterest expense:
Salaries and employee benefits	94,844	35,890	190,214	106,036
Net occupancy expense	14,029	5,657	28,700	17,827
Equipment rentals, depreciation and maintenance	5,362	2,496	11,877	7,863
Amortization of intangibles	7,097	656	9,332	2,078
Professional services expense	19,915	3,698	48,061	11,703
Other expense	52,772	19,663	100,220	62,495

Total noninterest expense	194,019	68,060	388,404	208,002

Net income before income taxes	38,720	17,712	73,003	40,552
Income tax expense	8,342	2,859	15,210	5,365

Net income	$30,378	$14,853	$57,793	$35,187

Basic earnings per share	$0.36	$0.40	$0.97	$0.95

Diluted earnings per share	$0.36	$0.40	$0.97	$0.94

Dividends paid per share	$0.24	$0.24	$0.72	$0.72

Weighted avg. shares outstanding-basic	84,699	36,880	59,149	36,864

Weighted avg. shares outstanding-diluted	84,985	36,995	59,442	37,052

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Gain (Loss), net	Total

Balance, January 1, 2010	36,840,453	$122,679	$257,643	$454,343	$2,998	$837,663
Comprehensive income
Net income per consolidated statements of income	—	—	—	35,187	—	35,187
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	1,190	1,190
Net change in fair value of securities available for sale, net of tax	—	—	—	—	13,829	13,829

Comprehensive income	—	—	—	35,187	15,019	50,206
Cash dividends declared ($0.72 per common share)	—	—	—	(26,770)	—	(26,770)
Common stock issued, long-term incentive plan, including income tax benefit of $223	42,981	143	1,508	—	—	1,651
Compensation expense, long-term incentive plan	—	—	3,030	—	—	3,030

Balance, September 30, 2010	36,883,434	$122,822	$262,181	$462,760	$18,017	$865,780

Balance, January 1, 2011	36,893,276	$122,855	$263,484	$470,828	$(619)	$856,548
Comprehensive income
Net income per consolidated statements of income	—	—	—	57,793	—	57,793
Net change in unfunded accumulated benefit obligation, net of tax	—	—	—	—	1,148	1,148
Net change in fair value of securities available for sale, net of tax	—	—	—	—	33,645	33,645

Comprehensive income	—	—	—	57,793	34,793	92,586
Cash dividends declared ($0.72 per common share)	—	—	—	(50,051)	—	(50,051)
Common stock issued in stock offering	6,958,143	23,170	190,824	—	—	213,994
Common stock issued in connection with Whitney acquisition	40,794,261	135,845	1,172,199	—	—	1,308,044
Common stock issued for long-term incentive plan, including income tax benefit of $92.	52,566	175	535	—	—	710
Compensation expense, long-term incentive plan	—	—	4,831	—	—	4,831

Balance, September 30, 2011	84,698,246	$282,045	$1,631,873	$478,570	$34,174	$2,426,662

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,793	$35,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,730	10,195
Provision for loan losses	27,220	54,601
Losses on other real estate owned	1,586	1,255
Deferred tax expense (benefit)	37,574	(10,790)
Increase in cash surrender value of life insurance contracts	(8,694)	(5,580)
Loss on sales of securities available for sale, net	71	—
Gain on sale or disposal of other assets	(597)	(294)
Loss (gain) on sale of loans held for sale	12	(1,375)
Net amortization of securities premium/discount	14,400	4,646
Amortization of intangible assets	9,332	2,177
Stock-based compensation expense	4,830	3,030
Decrease in other liabilities	(19,426)	(4,819)
Decrease (increase) in FDIC Indemnification Asset	106,601	(1,431)
Decrease in other assets	23,892	42,924
Proceeds from sale of loans held for sale	365,715	831,760
Originations of loans held for sale	(359,248)	(837,266)
Excess tax benefit from share based payments	(92)	(223)
Other, net	54	(635)

Net cash provided by operating activities	276,753	123,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest-bearing time deposits	194,753	151,680
Proceeds from sales of securities available for sale	323,569	—
Proceeds from maturities of securities available for sale	586,923	484,977
Purchases of securities available for sale	(1,242,599)	(476,655)
Net decrease in short term investments, excluding amortization	275,059	70,063
Net (increase) decrease in federal funds sold	(3,636)	298
Net decrease in loans	225,544	106,311
Purchases of property and equipment	(62,010)	(18,187)
Proceeds from sales of property and equipment	9,290	423
Cash paid for acquisition, net of cash received	(74,736)	—
Proceeds from sales of other real estate	52,994	29,296
Net cash paid for divestiture of branches	(114,645)	—

Net cash provided by investing activities	170,506	348,206

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(486,114)	(487,014)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(21,179)	31,732
Repayments of long-term notes	(6,186)	(248)
Repayments of short-term notes	(6,888)	(20,000)
Proceeds from issurance of long-term notes	142,461	—
Dividends paid	(50,051)	(26,770)
Proceeds from exercise of stock options	618	1,428
Proceeds from stock offering	213,994	—
Excess tax benefit from stock option exercises	92	223

Net cash provided by (used in) financing activities	(213,253)	(500,649)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	234,006	(29,081)
CASH AND DUE FROM BANKS, BEGINNING	139,687	204,714

CASH AND DUE FROM BANKS, ENDING	$373,693	$175,633

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate	$57,402	$49,010
Financed sale of foreclosed property	2,039	475
Transfers from loans to loans held for sale	—	10,876
Common Stock issued in connection with acquisition	1,308,044	—
Fair value of assets acquired	$11,235,000	$—
Liabilities assumed	(10,133,000)	—

Net identifiable assets acquired	1,102,000	—

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements of Hancock Holding Company and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments all of which are of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, the Company’s Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. These accounting principles require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those related to purchase accounting, the allowance for loan losses, intangible assets and goodwill, income taxes, pension and postretirement benefit plans and contingent liabilities. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Tightened credit markets, volatile equity markets, sustained high unemployment levels and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Allowance for loan losses, deferred income taxes, and goodwill are potentially subject to material changes in the near term. Actual results could differ significantly from those estimates.

Critical Accounting Policies

In the third quarter, as part of the integration of policies between Hancock and Whitney, the Company prospectively changed its policy for specific reserve analysis from loans greater than $250,000 to loans greater than $500,000, resulting in the removal of approximately $2.8 million in loans from the specific reserve. The Company increased the unallocated reserve to ensure adequate coverage for these loans.

There have been no other material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and estimates as disclosed in our Form 10-K, for the year ended December 31, 2010.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

2. Acquisition of Whitney Holding Corporation

On June 4, 2011, Hancock acquired all of the outstanding common stock of Whitney Holding Corporation (Whitney), a bank holding company based in New Orleans, Louisiana, in a stock and cash transaction. Whitney common shareholders received 0.418 shares of Hancock common stock in exchange for each share of Whitney stock, resulting in Hancock issuing 40,794,261 common shares at a fair value of $1.3 billion. Whitney’s preferred stock and common stock warrant issued under TARP were purchased by the Company for $307.7 million as part of the merger transaction. In total, the purchase price was approximately $1.6 billion including the value of the options to purchase common stock.

On September 16, 2011, seven Whitney Bank branches located on the Mississippi Gulf Coast and one branch located in Bogalusa, LA with approximately $47 million in loans and $180 million in deposits were divested in order to resolve branch concentration concerns of the U.S. Department of Justice relating to the merger.

The Whitney transaction was accounted for using the purchase method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Assets acquired totaled $11.7 billion, including $6.5 billion in loans, $2.6 billion of investment securities, and $780 million of intangibles. Liabilities assumed were $10.1 billion, including $9.2 billion of deposits.

Preliminary goodwill of $514 million was calculated as the excess of the consideration exchanged over the net identifiable assets acquired and represents the value expected from the synergies created from combining the businesses as well as the economies of scale expected from combining the operations of the two companies.

The following table provides the assets purchased, the liabilities assumed and the consideration transferred:

Preliminary Statement of Net Assets Acquired (at fair value) and Consideration Transferred (in millions except per share)

ASSETS
Cash and cash equivalents	$957
Loans held for sale	57
Securities	2,635
Loans and leases	6,456
Property and equipment	284
Other intangible assets (1)	266
Other assets	580

Total identifiable assets	11,235

LIABILITIES
Deposits	9,182
Borrowings	776
Other liabilities	175

Total liabilities	10,133

Net identifiable assets acquired	1,102
Goodwill (2)	514

Net assets acquired	$1,616

CONSIDERATION:
Hancock Holding Company common shares issued	41
Purchase price per share of the Company’s common stock (3)	32.04

Company common stock issued and cash exchanged for fractional shares	$1,307
Stock options converted	1
Cash paid for TARP preferred stock and warrants	308

Fair value of total consideration transferred	$1,616

(1)

Intangible assets consists of core deposit intangible of $189 million, trade name of $54 million, trust relationships of $11 million, and credit card relationships of $11 million. The amortization life is 13 - 15 years for the CDI intangible asset; 17 years for credit card relationships and 12 years for trust. They will be amortized on an accelerated basis.

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

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

2. Acquisition of Whitney Holding Corporation (continued)

The following table (in thousands) provides a reconciliation of goodwill and other indefinite lived intangibles:

September 30, 2011
Goodwill and indefinite lived intangibles balance at December 31, 2010	$61,631
Additions:
Goodwill Whitney acquisition	513,917
Trade Name Whitney acquisition	54,140

Goodwill and indefinite lived intangibles balance at September 30, 2011	$629,688

The operating results of the Company for the period ended September 30, 2011 include the operating results of the acquired assets and assumed liabilities for the 118 days subsequent to the acquisition date of June 4, 2011. Whitney’s operations contributed approximately $128.9 million in revenue, net of interest expense, and an estimated $25.6 million in net income for the period from the acquisition and is included in the consolidated financial statements. Whitney’s results of operations prior to the acquisition are not included in Hancock’s consolidated statement of income.

Merger related charges of $46.6 million associated with the Whitney acquisition are included in noninterest expense for 2011. Such expenses were for professional services and other temporary help fees associated with the conversion of systems and integration of operations; costs related to branch and office consolidations, costs related to termination of existing contractual arrangements for various services, marketing and promotion expenses, retention and severance and incentive compensation costs, travel costs, and printing, supplies and other costs.

The following unaudited pro forma information presents the results of operations for three months ended and nine months ended September 30, 2011 and 2010, as if the acquisition had occurred at the beginning of the earliest period presented. These adjustments include the impact of certain purchase accounting adjustments such as intangible assets amortization, fixed assets depreciation and reversal of Whitney’s provision. In addition, the $46.6 million in merger expenses discussed above are included in each year. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(In millions)
Total revenues , net of interest expense	$248	$241	$723	$727
Net Income	$31	$11	$88	$20

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate future cash flows associated with those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant estimates related to the valuation of acquired loans. For such loans, the excess of cash flows expected to be collected as of the acquisition date over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the expected cash flows at acquisition date reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of Whitney’s previously established allowance for credit losses.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

2. Acquisition of Whitney Holding Corporation (continued)

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30 (acquired impaired) and loans that do not meet this criteria, which are accounted for under ASC 310-20 (acquired performing). In addition, the loans were further categorized into different loan pools by loan types. The Company determined expected cash flows on the acquired loans based on the best available information at the date of acquisition. If new information is obtained about circumstances as of the acquisition date that impact cash flows, management will revise the related purchase accounting adjustments in accordance with accounting for business combinations.

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

The following table presents information about the acquired impaired loans at acquisition (in thousands).

Contractually required principal and interest payments	$879,385
Nonaccretable difference	247,819

Cash flows expected to be collected	631,566
Accretable difference	94,733

Fair value of loans acquired with a deterioration of credit quality	$536,833

The fair value of the acquired performing loans at June 4, 2011, was $5.9 billion. The gross contractually required principal and interest payments receivable for acquired performing loans was $6.8 billion.

The fair value of net assets acquired includes certain contingent liabilities that were recorded as of the acquisition date. Whitney has been named as a defendant in various pending legal actions and proceedings arising in connection with its activities as a financial services institution. Some of these legal actions and proceedings include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Whitney is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. Due to the number of variables and assumptions involved in assessing the possible outcome of these legal actions, sufficient information did not exist to reasonably estimate the fair value of these contingent liabilities. As such, these contingencies have been measured in accordance with accounting guidance on contingencies which states that a loss is recognized when it is probable of occurring and the loss amount can be reasonably estimated.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

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

3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Subordinated notes payable	$150,000	$—
Term note payable	140,000	—
Subordinated debentures	10,310	—
Other long-term debt	56,053	376

Total long-term debt	$356,363	$376

As part of the merger, the Company assumed Whitney National Bank’s $150 million par value subordinated notes which carry an interest rate of 5.875% and mature April 1, 2017. These notes qualify as capital for the calculation of the regulatory ratio of total capital to risk-weighted assets. Beginning in the second quarter of 2012, these notes will be subject to a 20% reduction in the amount allowed as capital for each year as they approach maturity.

During the second quarter of 2011, the Company borrowed $140 million under a term loan facility at a variable rate based on LIBOR plus 2.00% per annum. The note matures on June 3, 2013 and is pre-payable at any time and the Company is subject to covenants customary in financings of this nature which are not expected to impact operations. The Company must maintain the following financial covenants: maximum ratio of consolidated non-performing assets to consolidated total loans and OREO excluding covered loans of 4.0% through June 2012 and 3.5% thereafter; consolidated net worth of $2.1 billion which will increase each subsequent quarter by 50% of consolidated net income but will not decrease for any losses and will increase by 100% for issuance of common stock. The Company must also maintain a Tier 1 leverage ratio of greater than or equal to 7%; Tier 1 risk based capital ratio of greater than or equal to 9.5%; and total risk based capital ratio of greater than or equal to 11.5%. The Company remained in compliance with the covenants as of September 30, 2011 except that the Tier 1 leverage ratio on Hancock Bank was 6.93%, 7 basis points lower than required. The Company has taken action to regain compliance with this covenant.

In the merger with Whitney, the Company also assumed $16.8 million of obligations under subordinated debentures payable to unconsolidated trusts that issued trust preferred securities. The Company received regulatory approval to call these debentures, and redeemed $6.5 million in the third quarter. The remaining $10.3 million was redeemed on October 24, 2011.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

3. Long-Term Debt (continued)

Substantially all of the other long-term debt consists of borrowings associated with tax credit fund activities. These borrowings mature at various dates beginning in 2015 through 2018.

4. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to our variable rate borrowing and fixed rate loans. The Company has also entered into interest rate derivative agreements as a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its customer derivatives in order to minimize its net risk exposure resulting from such agreements.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value (in thousands) of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2011 and December 31, 2010.

	Tabular Disclosure of Fair Values of Derivative Instruments
		Asset Derivatives				Liability Derivatives
	As of September 30, 2011		As of December 31, 2010		As of September 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Other assets	$—	Other assets	$—	Other liabilities	$297	Other liabilities	$—

Total derivatives designated as hedging instruments		$—		$—		$297		$—

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$14,160	Other assets	$2,952	Other liabilities	$14,698	Other liabilities	$2,952

Total derivatives not designated as hedging instruments		$14,160		$2,952		$14,698		$2,952

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

4. Derivatives (continued)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of September 30, 2011, the Company had one interest rate swap with an aggregate notional amount of $140.0 million that was designated as a cash flow hedge associated with the Company’s variable-rate borrowing.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the forecasted variable cash outflows associated with existing term loan agreements beginning June 2012. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2011. The Company did not have any cash flow hedges outstanding at September 30, 2010. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $0.1 million will be reclassified as a decrease to interest expense.

Derivatives Not Designated as Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives, primarily rate swaps, with commercial banking customers to facilitate their risk management strategies. Hancock simultaneously enters into offsetting agreements with unrelated financial institutions, thereby minimizing its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of September 30, 2011, the Company had entered into interest rate derivatives, including both customer and offsetting agreements, with an aggregate notional amount of $488.4 million related to this program.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

4. Derivatives (continued)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments (in thousands) on the income statement for the three and nine months ended September 30, 2011.

Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	30-Sep -11	30-Sep -10	30-Sep - 11	30-Sep -10		30-Sep -11	30-Sep -10	30-Sep -11	30-Sep -10		30-Sep -11	30-Sep -10	30-Sep -11	30-Sep -10
Interest Rate Products	$(455)	$—	$(297)	$—	Interest income Other non-interest income	$—	$—	$—	$—	Other non-interest income	$—	$—	$—	$—

Total	$(455)	$—	$(297)	$—		$—	$—	$—	$—		$—	$—	$—	$—

		Amount of Gain or (Loss) Recognized in Income on
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	30-Sep-11	30-Sep-10	30-Sep-11	30-Sep-10
Interest Rate Products	Other non-interest income	$(302)	$—	$(266)	$—

Total		$(302)	$—	$(266)	$—

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

As of September 30, 2011 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $11.5 million. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted collateral of $11.6 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2011, it could have been required to settle its obligations under the agreements at the termination value.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

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

Available for sale securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and other debt and equity securities. Level 2 classified available for sale securities include mortgage-backed debt securities and collateralized mortgage obligations that are agency securities, and state and municipal bonds. The Company invests only in high quality securities of investment grade quality with a target duration, for the overall portfolio, generally between two to five years. Company policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain non-rated obligations of Mississippi, Louisiana, Texas, Florida or Alabama counties, parishes and municipalities within our markets. There were no transfers between levels during the periods shown.

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

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

5. Fair Value (continued)

The following tables present for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a recurring basis at September 30, 2011 and December 31, 2010.

	As of September 30, 2011
	Level 1	Level 2	Total
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$260,590	$—	$260,590
Debt securities issued by states of the United States and political subdivisions of the states	—	314,304	314,304
Corporate debt securities	17,606	—	17,606
Residential mortgage-backed securities	—	2,548,618	2,548,618
Collateralized mortgage obligations	—	1,458,668	1,458,668
Equity securities	5,049	—	5,049
Derivative financial instruments - assets	—	14,160	14,160

Total assets	$283,245	$4,335,750	$4,618,995

Liabilities
Derivative financial instruments - liabilities	$—	$14,995	$14,995

Total Liabilities	$—	$14,995	$14,995

	As of December 31, 2010
	Level 1	Level 2	Total
Assets
Available for sale securities:
Debt securities issued by the U.S. Treasury and other government corporations and agencies	$117,435	$—	$117,435
Debt securities issued by states of the United	—	180,443	180,443
States and political subdivisions of the states	—	—	—
Corporate debt securities	15,285	—	15,285
Residential mortgage-backed securities	—	799,686	799,686
Collateralized mortgage obligations	—	372,051	372,051
Equity securities	3,985	—	3,985
Short-term investments	274,974	—	274,974
Derivative financial instruments - assets	—	2,952	2,952

Total assets	$411,679	$1,355,132	$1,766,811

Liabilities
Derivative financial instruments - liabilities	$—	$2,952	$2,952

Total Liabilities	$—	$2,952	$2,952

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

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

5. Fair Value (continued)

The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis at September 30, 2011 and December 31, 2010.

	As of September 30, 2011
	Level 1	Level 2	Total
Assets
Impaired loans	$—	$77,023	$77,023
Other real estate owned	—	114,309	114,309

Total assets	$—	$191,332	$191,332

	As of December 31, 2010
	Level 1	Level 2	Total
Assets
Impaired loans	$—	$95,787	$95,787
Other real estate owned	—	32,520	32,520

Total assets	$—	$128,307	$128,307

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

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

5. Fair Value (continued)

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$1,268,928	$1,268,928	$778,851	$778,851
Securities	4,604,835	4,604,835	1,488,885	1,488,885
Loans, net	10,984,156	11,124,924	4,875,167	5,085,925
Loans held for sale	64,545	64,545	21,866	21,866
Accrued interest receivable	52,018	52,018	30,157	30,157
Financial liabilities:
Deposits	$15,292,209	$15,321,725	$6,775,719	$6,787,931
Federal funds purchased	19,427	19,427	—	—
Securities sold under agreements to repurchase	880,323	880,323	364,676	364,676
Other short-term borrowings	3,284	3,284	—	—
FHLB Borrowings	—	—	10,172	10,172
Long-term notes	356,363	322,186	376	376
Accrued interest payable	11,068	11,068	4,007	4,007

6. Securities

The amortized cost and fair value of securities classified as available for sale follow (in thousands):

	September 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$10,408	$43	$—	$10,451	$10,797	$52	$5	10,844
U.S. government agencies	248,921	1,218	—	250,139	106,054	971	434	106,591
Municipal obligations	301,076	13,323	95	314,304	181,747	4,107	5,411	180,443
Mortgage-backed securities	2,492,885	56,854	1,354	2,548,385	761,704	38,032	50	799,686
CMOs	1,434,160	25,424	916	1,458,668	367,662	6,880	2,491	372,051
Other debt securities	16,914	978	53	17,839	14,329	999	43	15,285
Other equity securities	4,443	677	71	5,049	3,428	660	103	3,985

	$4,508,807	$98,517	$2,489	$4,604,835	$1,445,721	$51,701	$8,537	$1,488,885

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

6. Securities (continued)

The amortized cost and fair value of securities classified as available for sale at September 30, 2011, by contractual maturity, (expected maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties (in thousands)):

	Amortized Cost	Fair Value

Securities Available for Sale

Due in one year or less	$326,570	$328,258
Due after one year through five years	1,106,386	1,126,051
Due after five years through ten years	702,020	722,834
Due after ten years	2,369,388	2,422,643
Equity securities	4,443	5,049

Total available for sale securities	$4,508,807	$4,604,835

The Company held no securities classified as held to maturity or trading at September 30, 2011 or December 31, 2010.

The details concerning securities classified as available for sale with unrealized losses as of September 30, 2011 follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Municipal obligations	12,922	41	2,746	54	15,668	95
Mortgage-backed securities	335,117	1,294	1,202	60	336,319	1,354
CMOs	169,740	916	—	—	169,740	916
Other debt securities	464	24	307	29	771	53
Equity securities	181	49	13	22	194	71

	$518,424	$2,324	$4,268	$165	$522,692	$2,489

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

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

Substantially all of the unrealized losses relate to fixed-rate debt securities that have incurred fair value reductions due to higher market interest rates since the respective purchase date. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

As of September 30, 2011, the securities portfolio totaled $4.6 billion and as of December 31, 2010, the securities portfolio totaled $1.5 billion. The increase in the securities portfolio is related to the acquisition of Whitney. Of the total portfolio, $522.7 million of securities were in an unrealized loss position of $2.5 million. Management and the Asset/Liability Committee continually monitor the securities portfolio and the unrealized loss position on these securities. The Company has concluded they have adequate liquidity and, therefore, does not plan to sell and more likely than not will not be required to sell these securities before recovery. Accordingly, the unrealized loss of these securities has not been determined to be other than temporary.

Securities with a fair value of approximately $2.1 billion at September 30, 2011 and $1.3 billion at December 31, 2010 were pledged primarily to secure public deposits and securities sold under agreements to repurchase. The increase is due to the acquisition of Whitney.

Short-term Investments

The Company held no short-term investments at September 30, 2011 and $275.0 million at December 31, 2010 in U.S. government agency discount notes as securities available for sale at amortized cost. Short-term investments all mature in less than 1 year. As the amortized cost is a reasonable estimate for fair value of these short-term investments, there were no gross unrealized losses to evaluate for impairment at December 31, 2010.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

7. Loans and Allowance for Loan Losses

Loans, net of unearned income, totaled $11.1 billion at September 30, 2011 compared to $5.0 billion at December 31, 2010. The increase reflects the addition of loans from the Whitney acquisition. Covered loans totaled $721.8 million at September 30, 2011 compared to $809.2 million at December 31, 2010. Covered loans refer to loans acquired in the Peoples First FDIC-assisted transaction that are subject to loss-sharing agreements with the FDIC.

Loans, net of unearned income, consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Commercial loans:
Commercial - originated	$819,822	$524,653
Commercial - acquired	2,240,793	—
Commercial - covered	42,605	34,650

Total commercial	3,103,220	559,303

Construction - originated	516,561	495,590
Construction - acquired	673,197	—
Construction - covered	156,003	157,267

Total construction	1,345,761	652,857

Real estate - originated	1,242,911	1,231,414
Real estate - acquired	1,730,325	—
Real estate - covered	102,914	181,873

Total real estate	3,076,150	1,413,287

Municipal loans - originated	496,493	471,057
Municipal loans - acquired	9,681	—
Municipal loans - covered	438	540

Total municipal loans	506,612	471,597

Lease financing - originated	43,504	50,721
Total commercial loans - originated	3,119,291	2,773,435
Total commercial loans - acquired	4,653,996	—
Total commercial loans - covered	301,960	374,330

Total commercial loans	8,075,247	3,147,765

Residential mortgage loans - originated	412,267	366,183
Residential mortgage loans - acquired	776,993	—
Residential mortgage loans - covered	262,246	293,506

Total residential mortgage loans	1,451,506	659,689

Indirect consumer loans - originated	286,968	309,454
Direct consumer loans - originated	618,077	597,947
Direct consumer loans - acquired	416,729	—
Direct consumer loans - covered	157,625	141,315

Total direct consumer loans	1,192,431	739,262

Finance Company loans - originated	96,117	100,994

Total originated loans	4,532,720	4,148,013
Total acquired loans	5,847,718	—
Total covered loans	721,831	809,151

Total loans	$11,102,269	$4,957,164

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

Changes in the carrying amount of acquired impaired loans and accretable yield are presented in the following table:

	September 30, 2011				September 30, 2010
	Covered		Non-covered		Covered		Non-covered
	Carrying Amount of Loans *	Net Accretable Discount	Carrying Amount of Loans *	Net Accretable Discount	Carrying Amount of Loans *	Net Accretable Discount	Carrying Amount of Loans *	Net Accretable Discount
Nine Months Ended
(In thousands)
Balance at beginning of period	$809,459	$107,638	$—	$—	$950,430	$315,782	$—	$—
Additions	—	—	536,833	94,733	—	—	—	—
Payments received, net	(127,648)	—	(80,320)	—	(150,420)	—	—	—
Accretion	40,312	(40,312)	13,558	(13,558)	42,027	(42,027)	—	—

Balance at end of period	$722,123	$67,326	$470,071	$81,175	$842,037	$273,755	$—	$—

*	Excludes covered credit card loans and loans held for sale

The carrying value of acquired impaired loans accounted for using the cost recovery method was $34.1 million at September 30, 2011, and $45.3 million at December 31, 2010. Each of these loans is on nonaccrual status. Acquired impaired loans that have an accretable difference are not included in nonperforming balances even though the customer may be contractually past due. These loans will accrete interest income over the remaining life of the loan. The Company also recorded a $33.4 million allowance for additional expected losses that have arisen since the acquisition of covered loans with a corresponding increase for 95% coverage in our FDIC loss share receivable. This resulted in a net provision for loan loss of $1.7 million during the nine months ended September 30, 2011.

The unpaid principal balance for acquired impaired loans was $1.7 billion and $1.2 billion at September 30, 2011 and December 31, 2010, respectively.

It is the policy of Hancock to promptly charge off commercial, construction, and real estate loans and lease financings, or portions of these loans and leases, when available information reasonably confirms that they are uncollectible. Prior to recognizing a loss, asset value is established by determining the value of the collateral securing the loan, and the borrower’s and the guarantor’s ability and willingness to pay. Consumer loans are generally charged down to the fair value of the collateral less cost to sell when 120 days past due. Loans deemed uncollectible are charged off against the allowance account with subsequent recoveries added back to the allowance when collected.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

The following table sets forth, for the periods ended, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

		Residential	Indirect	Direct	Finance
	Commercial	mortgages	consumer	consumer	Company	Total
(In thousands)	September 30, 2011
Allowance for loan losses:
Beginning balance	$56,859	$4,626	$2,918	$9,322	$8,272	$81,997
Charge-offs	(25,597)	(1,774)	(1,496)	(4,498)	(3,236)	(36,601)
Recoveries	9,863	1,044	727	1,255	831	13,720
Net Provision for loan losses (a)	18,841	5,286	372	1,218	1,503	27,220
Increase (decrease) in indemnification asset (a)	19,583	—	—	12,194	—	31,777

Ending balance	$79,549	$9,182	$2,521	$19,491	$7,370	$118,113

Ending balance:
Individually evaluated for impairment	$5,959	$641	$—	$—	$—	$6,600
Collectively evaluated for impairment	73,590	8,541	2,521	19,491	7,370	111,513
Covered loans with deteriorated credit quality	20,911	—	—	12,836	—	33,747
Loans:
Ending balance:	$8,075,247	$1,451,506	$286,968	$1,192,431	$96,117	$11,102,269
Individually evaluated for impairment	44,317	5,199	—	—	—	49,516
Collectively evaluated for impairment	7,728,970	1,184,061	286,968	1,034,806	96,117	10,330,922
Covered loans	301,960	262,246	—	157,625	—	721,831
Acquired loans (b)	4,653,996	776,993	—	416,729	—	5,847,718

(a)

The provision for loan losses is shown “net” after coverage provided by FDIC loss share agreements on covered loans. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of ($1,671), and the impairment $33,448 on those covered loans.

(b)	Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting.

		Residential	Indirect	Direct	Finance
	Commercial	mortgages	consumer	consumer	Company	Total
(In thousands)	September 30, 2010
Allowance for loan losses:
Beginning balance	$42,484	$4,782	$3,826	$7,145	$7,813	$66,050
Charge-offs	(32,687)	(3,211)	(2,474)	(3,876)	(4,396)	(46,644)
Recoveries	2,772	360	848	1,024	714	5,718
Net Provision for loan losses	41,426	3,603	1,189	3,921	4,462	54,601

Ending balance	$53,995	$5,534	$3,389	$8,214	$8,593	$79,725

Ending balance:
Individually evaluated for impairment	$9,136	$1,091	$—	$—	$—	$10,227
Collectively evaluated for impairment	44,859	4,443	3,389	8,214	8,593	69,498
Covered loans with deteriorated credit quality	—	—	—	—	—	—
Loans:
Ending balance:	$3,068,415	$693,862	$322,501	$721,513	$101,406	$4,907,697
Individually evaluated for impairment	65,519	5,643	—	—	—	71,162
Collectively evaluated for impairment	2,616,209	364,946	322,501	597,522	101,406	4,002,584
Covered loans	386,687	323,273	—	123,991	—	833,951

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to the loans are deducted from income in the period the loans are assigned a nonaccrual status. For such period as a loan is in nonaccrual status, any cash receipts are applied first to principal, second to expenses incurred to cause payment to be made and lastly to the recovery of any reversed interest income and interest that would be due and owing subsequent to the loan being placed on nonaccrual status for all classes of financing receivables. Covered and acquired loans accounted for in accordance with ASC 310-30 are considered to be performing due to the application of the accretion method. These loans are excluded from the table due to their performing status. Certain covered loans accounted for using the cost recovery method or in accordance with ASC 310-20 are disclosed as non-accrual loans below. A reserve is recorded when estimated losses are in excess of the net purchase accounting marks. Loans under ASC 310-20 have accretable interest income over the life based on contractual payments receivable. The following table shows the composition of non-accrual loans by portfolio segment:

	September 30,	December 31,
	2011	2010
	(In thousands)
Commercial - originated	$35,046	$42,077
Commercial - restructured	4,410	8,302
Commercial - covered	32,869	41,917
Residential mortgages - originated	19,401	18,290
Residential mortgages - restructured	—	409
Residential mortgages - covered	1,237	3,199
Direct consumer - originated	2,565	4,862
Direct consumer - acquired	1,061	—
Direct consumer - covered	—	170
Finance Company - originated	1,596	1,759

Total	$98,185	$120,985

Included in nonaccrual loans is $4.4 million in restructured commercial loans. Total troubled debt restructurings as of September 30, 2011 were $14.0 million and $12.6 million at December 31, 2010. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a modification that would otherwise not be considered is granted to the borrower. The concessions involve paying interest only for a period of 6 to 12 months. Hancock does not typically lower the interest rate or forgive principal or interest as part of the loan modification. There have been no commitments to lend additional funds to any borrowers whose loans have been restructured. Troubled debt restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. The evaluation of the borrower’s financial condition and prospects include consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status. A sustained period of repayment performance generally would be a minimum of six months and would involve payments of cash or cash equivalents. If the terms of a troubled debt restructuring are violated, the loan is considered in default.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

The table below details the troubled debt restructurings that occurred during the period by portfolio segment (in thousands):

In accordance with accounting guidance, acquired impaired loans that have been restructured are considered to be performing due to the application of the accretion method. These loans are excluded from the table.

		September 30, 2011			September 30, 2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	18	$15,855	$13,425	4	$9,550	$7,943
Residential mortgage	1	631	623	2	1,190	1,185

Total	19	$16,486	$14,048	6	$10,740	$9,128

	September 30, 2011		September 30, 2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	2	$742	—	$—

Total	2	$742	—	$—

A reserve analysis is completed on all loans that have been determined to be troubled debt restructurings by Management. All troubled debt restructurings are rated substandard and are considered impaired in calculating the allowance for loan losses.

The Company’s investments in impaired loans at September 30, 2011 and December 31, 2010 were $83.6 million and $107.7 million, respectively. The amount of interest that would have been recognized on nonaccrual loans for the three and nine months ended September 30, 2011 was approximately $1.5 million and $3.8 million, respectively. Interest recovered on nonaccrual loans that were recorded in net income for the three and nine months ended September 30, 2011 was $0.2 million and $0.9 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

The following table presents impaired loans disaggregated by class at September 30, 2011 and December 31, 2010:

September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
		(In thousands)
With no related allowance recorded:
Commercial - originated	$14,288	$14,288	$—	$17,108	$253
Residential mortgages - originated	1,233	1,233	—	1,115	2
Residential mortgages - covered	1,237	1,237	—	2,540	—

	16,758	16,758	—	20,763	255
With an allowance recorded:
Commercial - originated	30,029	30,029	5,958	33,499	278
Commercial - covered	32,869	32,869	10,900	38,203	—
Residential mortgages - originated	3,966	3,966	641	5,074	58

	66,864	66,864	17,499	76,776	336
Total:
Commercial - originated	44,317	44,317	5,958	50,607	531
Commercial - covered	32,869	32,869	10,900	38,203	—
Residential mortgages - originated	5,199	5,199	641	6,189	60
Residential mortgages - covered	1,237	1,237	—	2,540	—

Total	$83,622	$83,622	$17,499	$97,539	$591

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
		(In thousands)
With no related allowance recorded:
Commercial	$22,641	$22,641	$—	$26,472	$224
Commercial - covered	41,917	41,917	—	49,070	—
Residential mortgages	1,263	1,263	—	1,601	26
Residential mortgages - covered	3,199	3,199	—	3,631	—
Direct consumer - covered	170	170	—	184	—

	69,190	69,190	—	80,958	250
With an allowance recorded:
Commercial	34,194	34,194	10,648	36,650	523
Residential mortgages	4,355	4,355	1,304	4,358	88

	38,549	38,549	11,952	41,008	611
Total:
Commercial	56,835	56,835	10,648	63,122	747
Commercial - covered	41,917	41,917	—	49,070	—
Residential mortgages	5,618	5,618	1,304	5,959	114
Residential mortgages - covered	3,199	3,199	—	3,631	—
Direct consumer - covered	170	170	—	184	—

Total	$107,739	$107,739	$11,952	$121,966	$861

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

Accruing loans 90 days past due as a percent of loans was 0.01% and 0.03% at September 30, 2011 and December 31, 2010, respectively. Covered and acquired loans accounted for in accordance with ASC 310-30 are considered to be performing due to the application of the accretion method. These loans are excluded from the table due to their performing status. Certain covered loans accounted for using the cost recovery method or acquired loans accounted for in accordance with ASC 310-20 are disclosed as non-current loans below. The following table presents the age analysis of past due loans at September 30, 2011 and December 31, 2010:

September 30, 2011	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Commercial - originated	$15,862	$35,372	$51,234	$3,054,009	$3,105,243	$326
Commercial - restructured	—	4,410	4,410	9,638	14,048	—
Commercial - acquired	—	—	—	4,653,996	4,653,996	—
Commercial - covered	—	32,869	32,869	269,091	301,960	—
Residential mortgages - originated	16,563	19,453	36,016	376,251	412,267	52
Residential mortgages - acquired	—	—	—	776,993	776,993	—
Residential mortgages - covered	—	1,237	1,237	261,009	262,246	—
Indirect consumer - originated	—	—	—	286,968	286,968	—
Direct consumer - originated	2,330	2,718	5,048	613,029	618,077	153
Direct consumer - acquired	2,833	2,168	5,001	411,728	416,729	1,107
Direct consumer - covered	—	—	—	157,625	157,625	—
Finance Company	4,919	1,596	6,515	89,602	96,117	—

Total	$42,507	$99,823	$142,330	$10,959,939	$11,102,269	$1,638

December 31, 2010	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Commercial	$12,463	$41,967	$54,430	$2,706,363	$2,760,793	$300
Commercial - restructured	—	8,712	8,712	3,929	12,641	—
Commercial - covered	—	41,917	41,917	332,414	374,331	—
Residential mortgages	22,109	19,573	41,682	324,502	366,184	874
Residential mortgages - covered	—	3,199	3,199	290,306	293,505	—
Indirect consumer	—	—	—	309,454	309,454	—
Direct consumer	4,488	5,180	9,668	588,279	597,947	318
Direct consumer - covered	—	170	170	141,145	141,315	—
Finance Company	2,011	1,759	3,770	97,224	100,994	—

Total	$41,071	$122,477	$163,548	$4,793,616	$4,957,164	$1,492

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

7. Loans and Allowance for Loan Losses (continued)

The following table presents the credit quality indicators of the Company’s various classes of loans at September 30, 2011 and December 31, 2010:

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	September 30, 2011				December 31, 2010
	Commercial - originated	Commercial - acquired	Commercial - covered	Total commercial	Commercial - originated	Commercial - covered	Total commercial
	(In thousands)				(In thousands)
Grade:
Pass	$2,746,943	$3,934,980	$42,890	$6,724,813	$2,332,952	$45,609	$2,378,561
Pass-Watch	114,593	41,230	28,043	183,866	138,839	35,289	174,128
Special Mention	27,441	133,198	15,690	176,329	26,216	21,031	47,247
Substandard	205,378	541,586	134,002	880,966	265,180	254,033	519,213
Doubtful	24,936	3,002	81,335	109,273	10,248	18,368	28,616
Loss	—	—	—	—	—	—	—

Total	$3,119,291	$4,653,996	$301,960	$8,075,247	$2,773,435	$374,330	$3,147,765

Residential Mortgage Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	September 30, 2011				December 31, 2010
	Residential mortgages - originated	Residential mortgages - acquired	Residential mortgages - covered	Total residential mortgages	Residential mortgages - originated	Residential mortgages - covered	Total residential mortgages
	(In thousands)				(In thousands)
Grade:
Pass	$339,348	$703,342	$140,181	$1,182,871	$284,712	$159,885	$444,597
Pass-Watch	12,813	1,089	15,081	28,983	7,856	29,674	37,530
Special Mention	2,239	9,271	4,783	16,293	—	15,220	15,220
Substandard	56,927	62,522	100,103	219,552	73,615	87,636	161,251
Doubtful	940	764	2,098	3,802	—	1,091	1,091
Loss	—	5	—	5	—	—	—

Total	$412,267	$776,993	$262,246	$1,451,506	$366,183	$293,506	$659,689

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	September 30, 2011
	Direct consumer- originated	Direct consumer - acquired	Direct consumer - covered	Total direct consumer	Indirect consumer	Finance company
	(In thousands)
Performing	$615,512	$415,668	$157,625	$1,188,805	$286,968	$94,521
Nonperforming	2,565	1,061	—	3,626	—	1,596

Total	$618,077	$416,729	$157,625	$1,192,431	$286,968	$96,117

	December 31, 2010
	Direct consumer - originated	Direct consumer - covered	Total direct consumer	Indirect consumer	Finance company
	(In thousands)
Performing	$593,085	$141,145	$734,230	$309,454	$99,235
Nonperforming	4,862	170	5,032	—	1,759

Total	$597,947	$141,315	$739,262	$309,454	$100,994

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

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

Commercial:

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

Consumer:

•	Performing - Loans on which payments of principal and interest are less than 90 days past due.

•

Non-performing - A non-performing loan is a loan that is in default or close to being in default and there are good reasons to doubt that payments will be made in full. All loans rated as non-accrual are also non-performing.

The Company held $64.5 million and $21.9 million in loans held for sale at September 30, 2011 and December 31, 2010, respectively, carried at lower of cost or fair value. Of the $64.5 million, $22.4 million are problem commercial loans held for sale. The remainder of $42.1 million is mortgage loans held for sale. Gain on the sale of mortgage loans totaled $0.05 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively. Mortgage loans held for sale are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

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

Following is a summary of the information used in the computation of earnings per common share, using the two-class method (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income to common shareholders	$30,378	$14,853	$57,793	$35,187
Net income allocated to participating securities - basic and diluted	101	58	252	174

Net income allocated to common shareholders - basic and diluted	$30,277	$14,795	$57,541	$35,013

Denominator:
Weighted-average common shares - basic	84,699	36,880	59,149	36,864
Dilutive potential common shares	286	115	293	188

Weighted average common shares - diluted	84,985	36,995	59,442	37,052

Earnings per common share:
Basic	$0.36	$0.40	$0.97	$0.95
Diluted	$0.36	$0.40	$0.97	$0.94

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totalled 489,727 and 236,173, respectively, for the three months and nine months ended September 30, 2011. All anti-dilutive potential common shares represent options assumed in the Whitney acquisition. There were no anti-dilutive potential common shares in 2010.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

9. Share-Based Payment Arrangements

Stock Option Plans

Hancock maintains incentive compensation plans that incorporate share-based compensation. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in note 11 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Whitney’s outstanding stock options were converted to Hancock options at the date of acquisition. These options will expire at the earlier of (1) their expiration date (which is generally ten years after the grant date), except for grants made in 2005, which will expire six months following the Merger or (2) a date following termination of employment, as set forth in the prior grant plan document. These options have no intrinsic value.

A summary of option activity under the plans for the nine months ended September 30, 2011, and changes during the nine months then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	1,129,520	$35.08	6.3
Whitney options converted at acquisition date	775,261	62.64	1.8
Granted	1,651	31.22
Exercised	(5,194)	22.07		$100
Forfeited or expired	(301,411)	59.28

Outstanding at September 30, 2011	1,599,827	$43.91	3.9	$551

Exercisable at September 30, 2011	1,181,809	$46.65	3.2	$551

The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $0.1 million and $0.6 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

9. Share-Based Payment Arrangements (continued)

A summary of the status of the Company’s nonvested shares as of September 30, 2011, and changes during the nine months ended September 30, 2011, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2011	855,873	$23.76
Granted	597,170	31.91
Vested	(329,196)	24.21
Forfeited	(16,658)	28.29

Nonvested at September 30 , 2011	1,107,189	$27.95

As of September 30, 2011, there was $26.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares which vested during the nine months ended September 30, 2011 and 2010 was $8.0 million and $1.6 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

10. Retirement Plans

Net periodic benefits cost includes the following components for the three and nine months ended September 30, 2011 and 2010:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$1,172	$875	$34	$31
Interest cost	1,363	1,308	153	139
Expected return on plan assets	(1,372)	(1,162)	—	—
Amortization of prior service cost	—	—	(13)	(14)
Amortization of net loss	586	571	135	76
Amortization of transition obligation	—	—	1	2

Net periodic benefit cost	$1,749	$1,592	$310	$234

	Pension Benefits		Other Post-retirement Benefits
	Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$3,517	$2,625	$103	$93
Interest cost	4,089	3,925	458	417
Expected return on plan assets	(4,117)	(3,485)	—	—
Amortization of prior service cost	—	—	(40)	(40)
Amortization of net loss	1,757	1,711	404	227
Amortization of transition obligation	—	—	4	4

Net periodic benefit cost	$5,246	$4,776	$929	$701

The Company anticipates that it will contribute $10.0 million to its pension plan and approximately $1.8 million to its post-retirement benefits in 2011. During the first nine months of 2011, the Company contributed approximately $7.8 million to its pension plan and approximately $1.0 million for post-retirement benefits.

The Company is in the process reviewing retirement plans for future changes and to make a determination regarding final benifit structure. The Whitney pension plan and post-retirement plan has been closed to new participants since 2008 and remains closed. The other Whitney plans continue to operate as before and will admit new participants if those participants meet the eligibility conditions and perform services at a legacy Whitney location. The merger document requires the defined benefit pension plan to remain in place for a period of 12 to 18 months post-merger.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

10. Retirement Plans (continued)

Certain legacy Whitney employees are covered by a noncontributory qualified defined benefit pension plan. The benefits were based on an employee’s total years of service and his or her highest consecutive five-year level of compensation during the final ten years of employment. Contributions were made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company determined to be appropriate. Whitney also has an unfunded nonqualified defined benefit pension plan that provided retirement benefits to designated executive officers. These benefits are calculated using the qualified plan’s formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan supplement amounts paid from the qualified plan.

Legacy Whitney sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covered substantially all full-time employees. Tax law imposed limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contribution at all times. Concurrent with the defined-benefit plan amendments in late 2008, the Board also approved amendments to the employee savings plan. These amendments authorized the Company to make discretionary profit sharing contributions, beginning in 2009, on behalf of participants in the savings plan who are either (a) ineligible to participate in the qualified defined-benefit plan or (b) subject to the freeze in benefit accruals under the defined-benefit plan. The discretionary profit sharing contribution for a plan year is up to 4% of the participants’ eligible compensation for such year and is allocated only to participants who were employed on the first day of the plan year and at year end. Participants must have completed three years of service to become vested in the Company’s contributions subject to earlier vesting in the case of retirement, death or disability. The Whitney board amended the plan shortly prior to the merger to provide that Whitney employees terminated in connection with the merger would also be vested in any unvested Company contributions.

Net periodic benefits cost for the Whitney-sponsored plan includes the following components from acquisition date of June 4, 2011 through September 30, 2011:

	Pension Benefits	Other Post-retirement Benefits
	(In thousands)
Service cost	$2,159	$—
Interest cost	4,058	274
Expected return on plan assets	(5,501)	—

Net periodic benefit cost	$716	$274

The retirement and restoration plans’ projected benefit obligation (PBO) at acquisition were $217.0 million and $14.4 million respectively. These were calculated based on a discount rate of 5.35% at June 4, 2011. Plan assets for these obligations were $223.5 million for the retirement plan and $0 for the restoration plan at June 4, 2011.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

11. Other Service Charges, Commissions and Fees, and Other Income

Components of other service charges, commissions and fees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Trust fees	$7,215	$4,138	$16,507	$12,391
Bank card fees	11,064	3,649	20,542	11,173
Income from insurance operations	4,356	3,535	12,234	10,688
Investment and annuity fees	4,642	2,906	11,042	7,848
ATM fees	4,127	2,641	10,148	6,912

Total other service charges, commissions and fees	$31,404	$16,869	$70,473	$49,012

Components of other income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Secondary mortgage market operations	$3,477	$2,569	$6,921	$5,737
Income from bank owned life insurance	3,179	1,419	6,428	4,096
Safety deposit box income	540	225	1,076	649
Letter of credit fees	1,486	377	2,590	1,009
(Loss)/gain on sale of assets	(65)	17	544	640
Accretion of indemnification asset	5,030	1,500	13,524	2,790
Other	3,026	900	5,533	2,801

Total other income	$16,673	$7,007	$36,616	$17,722

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

12. Other Expense

Components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Data processing expense	$15,664	$5,478	$27,915	$17,998
Insurance expense	1,724	517	2,878	1,506
Ad valorem and franchise taxes	1,768	707	4,362	2,736
Deposit insurance and regulatory fees	2,961	2,969	9,305	8,507
Postage and communications	5,837	3,103	12,239	8,326
Stationery and supplies	1,846	467	3,931	1,824
Advertising	3,852	2,269	8,028	5,807
Other fees	1,576	868	3,389	2,746
Travel expense	1,183	569	2,248	1,641
Other real estate owned expense, net	3,528	147	6,829	2,856
Other expense	12,833	2,569	19,096	8,548

Total other expense	$52,772	$19,663	$100,220	$62,495

13. Income Taxes

In determining the effective tax rate and tax expense for the three months and nine months ended September 30, 2011, the Company referred to the actual results for the current interim periods rather than projected results for the full year. Projections for pretax income for the full year vary widely primarily due to difficulty in estimating the timing and amount of integration costs for our acquisition of Whitney. Changes in these estimates cause significant volatility in a projected tax rate.

Management analyzed the deferred tax assets and liabilities of the Company after the merger with Whitney in order to determine if a valuation allowance was warranted against any deferred tax assets. As a result of the Whitney merger, federal and state net operating loss carryforwards and tax credits were acquired that will be able to be utilized by the Company going forward, subject to certain limitations. Based on the current projections for the Company, and considering the appropriate limitations, the entire federal net operating loss is expected to be fully utilized within three to five years. Based on the Company’s history of sustained profitability, combined with income projections and the full utilization of the material tax attributes obtained in the merger, no federal valuation allowances against deferred tax assets were deemed to be necessary.

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

There were no material uncertain tax positions as of September 30, 2011 and December 31, 2010. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

13. Income Taxes (continued)

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The interest accrual is considered immaterial to the Company’s consolidated financial statements as of September 30, 2011 and December 31, 2010.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and various returns in the states where its banking offices are located. Its filed income tax returns are no longer subject to examination by taxing authorities for years before 2007.

14. Segment Reporting

The Company’s primary segments are divided into Hancock, Whitney, and Other. Effective January 1, 2010, the Company’s Florida segment was merged into Hancock, which was previously referred to as Mississippi (“MS” in prior filings). On June 4, 2011, we completed the acquisition of Whitney Holding Corporation. Whitney National Bank was merged into Hancock Bank of Louisiana and renamed Whitney Bank. Prior to the merger the segment now called Whitney Bank was Hancock Bank Louisiana, labeled “LA” on the prior period table. As part of the merger, Hancock Bank of Alabama (“AL” in prior filings) was merged into Whitney Bank. Subsequently, the assets and liabilities of the former Hancock Bank of Alabama were then transferred to Hancock Bank. Prior periods report the segment formerly called Alabama in the Mississippi segment. As a result, Hancock Holding Company is now the parent company of two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank) and Whitney Bank, New Orleans, Louisiana (Whitney Bank). Each segment offers the same products and services but is managed separately due to different pricing, product demand, and consumer markets. Each segment offers commercial, consumer and mortgage loans and deposit services. In the following tables, the column “Other” includes additional consolidated subsidiaries of the Company: Hancock Investment Services, Inc. and subsidiaries, Hancock Insurance Agency, Inc. and subsidiaries, Harrison Finance Company, Magna Insurance Company, Lighthouse Services Corp., Invest-Sure, Inc., Peoples First Transportation, Inc., Community First, Whitney Securities LLC, Berwick LLC, Key Investment Securities, Inc., and Southern Coastal Insurance Agency, and subsidiaries, and three real estate corporations owning land and buildings that house bank branches and other facilities.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

14. Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Three Months Ended September 30, 2011
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$48,962	$144,049	$5,051	$(367)	$197,695
Interest expense	8,267	10,593	2,044	(251)	20,653

Net interest income	40,695	133,456	3,007	(116)	177,042

Provision for loan losses	(2,651)	(6,278)	(325)	—	(9,254)
Noninterest income	22,425	37,469	5,048	(7)	64,935
Depreciation and amortization	(2,062)	(4,144)	(177)	—	(6,383)
Other noninterest expense	(47,933)	(133,643)	(6,083)	23	(187,636)
Securities transactions gain	—	—	16	—	16

Net income before income taxes	10,474	26,860	1,484	(100)	38,720
Income tax expense	2,220	5,285	837	—	8,342

Net income	$8,254	$21,575	$647	$(100)	$30,378

Goodwill	$23,386	$601,820	$4,482	$—	$629,688

Total assets	$4,949,379	$14,121,103	$2,915,127	$(2,569,920)	$19,415,689

Total interest income from affiliates	$966	$250	$—	$(1,216)	$—
Total interest income from external customers	$47,996	$143,799	$5,051	$849	$197,695

	Three Months Ended September 30, 2010
	Hancock	LA	Other	Eliminations	Consolidated
Interest income	$48,503	$32,747	$5,381	$(1,233)	$85,398
Interest expense	13,690	4,972	1,031	(1,116)	18,576

Net interest income	34,813	27,775	4,350	(117)	66,822

Provision for loan losses	(7,056)	(7,491)	(1,711)	—	(16,258)
Noninterest income	17,223	11,134	6,865	(14)	35,207
Depreciation and amortization	(2,279)	(656)	(206)	—	(3,141)
Other noninterest expense	(36,415)	(20,231)	(8,302)	30	(64,918)

Net income before income taxes	6,286	10,531	996	(101)	17,712
Income tax (benefit)/expense	(253)	2,544	568	—	2,859

Net income	$6,539	$7,987	$428	$(101)	$14,853

Goodwill	$23,386	$33,763	$4,482	$—	$61,631

Total assets	$5,435,997	$2,853,320	$1,143,518	$(1,193,473)	$8,239,362

Total interest income from affiliates	$1,113	$—	$120	$(1,233)	$—
Total interest income from external customers	$47,390	$32,747	$5,261	$—	$85,398

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

14. Segment Reporting (continued)

	Nine Months Ended September 30, 2011
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$143,963	$237,907	$14,684	$(849)	$395,705
Interest expense	28,310	20,662	4,372	(503)	52,841

Net interest income	115,653	217,245	10,312	(346)	342,864

Provision for loan losses	(13,615)	(11,980)	(1,625)	—	(27,220)
Noninterest income	66,506	65,356	13,998	(26)	145,834
Depreciation and amortization	(6,572)	(6,634)	(532)	—	(13,738)
Other noninterest expense	(132,716)	(223,755)	(18,268)	73	(374,666)
Securities transactions (loss)/gain	(51)	20	(40)	—	(71)

Net income before income taxes	29,205	40,252	3,845	(299)	73,003
Income tax expense	4,790	8,737	1,683	—	15,210

Net income	$24,415	$31,515	$2,162	$(299)	$57,793

Goodwill	$23,386	$601,820	$4,482	$—	$629,688

Total assets	$4,949,379	$14,121,103	$2,915,127	$(2,569,920)	$19,415,689

Total interest income from affiliates	$2,998	$454	$—	$(3,452)	$—
Total interest income from external customers	$140,965	$237,453	$14,684	$2,603	$395,705

	Nine Months Ended September 30, 2010
	Hancock	LA	Other	Eliminations	Consolidated
Interest income	$155,175	$99,449	$16,681	$(3,788)	$267,517
Interest expense	49,630	16,795	3,261	(3,442)	66,244

Net interest income	105,545	82,654	13,420	(346)	201,273

Provision for loan losses	(32,909)	(17,229)	(4,463)	—	(54,601)
Noninterest income	49,863	32,224	19,856	(61)	101,882
Depreciation and amortization	(7,239)	(2,335)	(621)	—	(10,195)
Other noninterest expense	(112,175)	(60,688)	(25,053)	109	(197,807)

Net income before income taxes	3,085	34,626	3,139	(298)	40,552
Income tax (benefit)/expense	(4,209)	9,003	571	—	5,365

Net income	$7,294	$25,623	$2,568	$(298)	$35,187

Goodwill	$23,386	$33,763	$4,482	$—	$61,631

Total assets	$5,435,997	$2,853,320	$1,143,518	$(1,193,473)	$8,239,362

Total interest income from affiliates	$3,417	$9	$362	$(3,788)	$—
Total interest income from external customers	$151,758	$99,440	$16,319	$—	$267,517

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

15. New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance to simplify how entities test goodwill for impairment. The final standard allows an entity to first assess qualitative factors to determine whether is it “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the company’s financial condition or results of operations.

In June 2011, the FASB issued guidance eliminating the option to present the components of other comprehensive income as part of the statement of changes to stockholder’s equity. The final standard allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment does not change the items that must be reported in other comprehensive income or when an item in other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance will change presentation only and will not have a material impact on the company’s financial condition or results of operations.

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

In April 2011, FASB issued updated guidance for receivables regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring (TDR). The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider”. The update clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material impact on the company’s financial condition or results of operations.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

15. New Accounting Pronouncements (continued)

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

16. Legal Proceedings

In January, February, and April 2011, several lawsuits were filed against Whitney regarding the acquisition by Hancock. These lawsuits were settled in principle in the second quarter and the agreed settlement amounts were not material to the Company’s financial condition or results of operations.

On August 22, 2011, a putative class action lawsuit, Angelique LaCour, et al, v. Whitney Bank, was filed in the United States District Court for the Middle District of Florida against Whitney Bank relating to the imposition of overdraft fees and non-sufficient fund fees on demand deposit accounts. Plaintiff alleges that Whitney’s methodology for posting transactions to customer accounts, which Plaintiff claims was designed to maximize the generation of overdraft fees, is unfair and unconscionable. Plaintiff further alleges that Whitney failed to provide its customers with sufficient notice of those practices or an opportunity to opt-out. Plaintiff’s Complaint includes claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment, and violations of the Electronic Funds Transfer Act and Regulation E. Plaintiff seeks a range of remedies, including declaratory relief, restitution, disgorgement, actual damages, injunctive relief, punitive and exemplary damages, interest, costs, and attorneys’ fees. Currently, there is uncertainty with regard to whether the putative class will ultimately be certified, the dimensions of any such class, and the range of remedies that might be sought on any certified claims.

The Company is party to various other legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, each matter is not expected to have a material adverse effect on the financial statements of the Company.

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

We were organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are headquartered in Gulfport, Mississippi. On June 4, 2011, we completed the acquisition of Whitney Holding Corporation. Whitney National Bank was merged into Hancock Bank of Louisiana and renamed Whitney Bank. As part of the merger, Hancock Bank of Alabama was merged into Whitney Bank. The assets and liabilities of the former Hancock Bank of Alabama were then transferred to Hancock Bank. As a result, Hancock Holding Company is now the parent company of two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank) and Whitney Bank, New Orleans, Louisiana (Whitney Bank). On September 16, 2011, seven Whitney Bank branches located on the Mississippi Gulf Coast and one branch located in Bogalusa, LA with approximately $47 million in loans and $180 million in deposits were divested in order to resolve branch concentration concerns of the U.S. Department of Justice relating to the merger.

Hancock Bank and Whitney Bank are referred to collectively as the “Banks.” Hancock Bank subsidiaries include Hancock Investment Services, Hancock Insurance Agency, and Harrison Finance Company. Whitney Bank subsidiaries include Whitney Securities LLC, Berwick LLC, Key Investment Securities, Inc., and Southern Coastal Insurance Agency. We currently operate over 300 banking and financial services offices and almost 400 automated teller machines (ATMs) in the states of Mississippi, Louisiana, Florida, Alabama, and Texas. The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. Our operating strategy is to provide our customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. At September 30, 2011, we had total assets of $19.4 billion and employed 4,742 persons on a full-time equivalent basis.

RESULTS OF OPERATIONS OVERVIEW

For the quarter ended September 30, 2011, net income was $30.4 million with fully diluted earnings per share of $0.36 compared to net income of $14.9 million with fully diluted earnings per share of $0.40 at September 30, 2010. This quarter’s earnings per share includes the impact of our recent common stock offering that occurred in the first quarter and additional shares issued in the acquisition of Whitney Holding Company discussed below. Net income for the third quarter was significantly impacted by $22.8 million in pre-tax merger-related expenses related to the acquisition of Whitney Holding Company. Operating income for the third quarter of 2011 was $45.2 million or $0.53 per diluted common share compared to $26.6 million or $0.48 and $14.9 million or $0.40 in the second quarter of 2011 and third quarter of 2010, respectively. Operating income is defined as net income excluding tax-adjusted merger costs and securities transactions gains or losses. See selected financial data for a reconciliation of net income to operating income. Return on average assets was 0.62% compared to 0.70% at September 30, 2010.

The quarter’s numbers reflect a full quarter impact of the Whitney acquisition and the period-end balance sheet reflects the completion of the divestiture of the seven Whitney branches along the Gulf Coast of Mississippi and one branch in Bogalusa, Louisiana. The divestiture was completed on September 16, 2011, and resulted in the sale of approximately $47 million in loans and $180 million in deposits.

On March 25, 2011, we closed a common stock offering. In connection with the offering, we issued 6,201,500 shares of common stock at a price of $32.25 per share. On April 26, 2011, we announced that the underwriters exercised the overallotment option granted to them in connection with the March 2011 stock offering and purchased 756,643 shares of common stock. Completion of the public offering and overallotment resulted in total net proceeds of approximately $214.0 million. The proceeds of the offering were used for general corporate purposes, including the enhancement of our capital position and the purchase of Whitney Holding Corporation’s TARP preferred stock and warrant upon closing of the acquisition.

The impact of the Whitney acquisition is reflected in the Company’s financial information from the acquisition date. Whitney common shareholders received 0.418 shares of Hancock common stock in exchange for each share of Whitney stock, resulting in Hancock issuing 40,794,261 common shares at a fair value of $1.3 billion. Whitney preferred stock and common stock warrant issued under TARP were purchased by the Company for $307.7 million as part of the merger transaction. In total, the purchase price was approximately $1.6 billion including the value of options to purchase Whitney common stock assumed in the transaction. Assets acquired totaled $11.7 billion, including $6.5 billion in loans, $2.6 billion of investment securities, and $780 million of intangibles. The fair value of liabilities assumed were $10.1 billion, including $9.2 billion of deposits. See Note 2 to the consolidated financial statements for further information.

Total assets at September 30, 2011, were $19.4 billion, compared to $8.2 billion at September 30, 2010 and $8.1 billion at December 31, 2010. The increase from prior period quarter mainly reflects the $11.7 billion in assets acquired in the Whitney merger.

Hancock continues to remain well capitalized, with total equity of $2.4 billion at September 30, 2011 compared to $865.8 million at September 30, 2010 and $856.5 million at December 31, 2010. The increase from prior periods mainly reflects the value of the Hancock shares issued in the Whitney acquisition and in the stock offering earlier in 2011. The Company’s tangible common equity ratio was 8.56% at September 30, 2011 compared to 9.68% at September 30, 2010 and 9.69% at December 31, 2010. The declines from prior periods reflect the impact of the Whitney acquisition.

Net Interest Income

Net interest income (taxable equivalent or te) for the third quarter increased $110.5 million, or 158%, from September 30, 2010, and $78.2 million, or 77%, from the prior quarter. The net interest margin (te) of 4.32% was 47 basis points wider than the same quarter a year ago and was 21 basis points wider than the prior quarter. Average earning assets grew to $16.6 billion in the current quarter, a $9.4 billion increase from the third quarter of 2010 and up $6.7 billion from the second quarter of 2011. The increase from the third quarter of 2010 was due to the Whitney acquisition, while the effect of the balances of Whitney for a full quarter led to the increase in earning assets compared to last quarter.

The increases in the net interest margin compared to both last quarter and the same quarter of 2010 were mainly related to the Whitney acquisition. A favorable shift in funding sources and a decline in cost of funding sources were partially offset by a less favorable shift in the mix of earnings assets and a decline in investment portfolio yields.

Loan yields in the third quarter of 2011 were up 27 basis points from the prior year and up 14 basis points from the prior quarter. The yield on the investment portfolio was down 141 basis points from the third quarter of 2010 and down 88 basis points from the prior quarter. The combined effect of these changes resulted in the yield on earnings assets decreasing by 5 basis points compared to last year and up by 5 basis points compared to the second quarter of 2011.

The cost of funds was down 52 basis points to 0.50% compared to the third quarter of 2010 and was down 16 basis points compared to the prior quarter. Noninterest bearing deposits averaged 30% of earning assets in the current quarter, double the percentage for the third quarter of 2010, and was stable with the prior quarter. Rates paid on interest bearing deposits in the third quarter were about half the rates in the year ago quarter.

Provision for Loan Losses

Provisions are made to the allowance to reflect incurred losses inherent in our loan portfolio. Hancock recorded a total provision for loan losses for the third quarter of 2011 of $9.3 million compared to $9.1 million in the second quarter of 2011 and to $16.3 million in the third quarter of 2010.

During the third quarter of 2011 the company recorded a $4.5 million increase in the allowance for losses due to impairment on certain pools of covered loans since the December 2009 acquisition of Peoples First, which was mostly offset by an increase in the Company’s FDIC loss share receivable for the 95% loss coverage. This resulted in a net provision for the third quarter of $0.2 million on the covered loans.

Noninterest Income

Noninterest income for the third quarter of 2011 was up $29.7 million, or 84%, compared to the same quarter a year ago, primarily due to the Whitney acquisition. Excluding the impact of Whitney, noninterest income increased approximately $2.7 million, or 8% compared to the same quarter a year ago, largely due to the $3.5 million increase in accretion on the FDIC indemnification asset from our fourth quarter 2009 acquisition of Peoples First. These increases were partially offset by a decrease in service charges on deposit accounts of $1.8 million as a result of new regulations. Management expects that the new interchange rates related to the Durbin amendment implemented in the fourth quarter of 2011 could result in approximately $2 million to $3 million of lower fee income for the remainder of 2011 and approximately $15 million to $18 million of lower fee income in 2012.

The components of noninterest income for the three and nine months ended September 30, 2011 and 2010 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service charges on deposit accounts	$16,858	$11,332	$38,745	$35,148
Trust fees	7,215	4,138	16,507	12,391
Bank card fees	11,064	3,649	20,542	11,173
Income from insurance operations	4,356	3,535	12,234	10,688
Investment and annuity fees	4,642	2,906	11,042	7,848
ATM fees	4,127	2,641	10,148	6,912
Secondary mortgage market operations	3,477	2,569	6,921	5,737
Income from bank owned life insurance	3,179	1,419	6,428	4,096
Safety deposit box income	540	225	1,076	649
Letter of credit fees	1,486	377	2,590	1,009
(Loss)/gain on sale of assets	(65)	17	544	640
Accretion of indemnification asset	5,030	1,500	13,524	2,790
Other income	3,026	900	5,533	2,801
Securities transactions gain/(loss), net	16	—	(71)	—

Total noninterest income	$64,951	$35,208	$145,763	$101,882

Noninterest Expense

Operating expenses for the third quarter of 2011 were $126.0 million, or 185%, higher compared to the same quarter a year ago primarily due to the impact of the Whitney acquisition. Merger-related costs totaled $22.8 million for the quarter. Included in this amount are $10.5 million for professional services related to systems integration, $2.0 million in retention and severance costs, $1.4 million in data processing expense and $6.3 million in miscellaneous expense related to lease terminations.

Excluding the impact of Whitney and merger-related expenses, noninterest expense increased approximately $5.7 million, or 10% compared to the same quarter a year ago.

Total personnel expense, excluding the impact of the Whitney acquisition and merger-related expenses, increased $5.0 million, or 14%, compared to the same quarter last year. The increase is mainly due to additional incentive and bonus compensation. Employee compensation includes base salaries and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans. Employee benefits, in addition to payroll taxes, are the cost of providing health benefits through both the defined-benefit plans and a 401(k) employee savings plan.

After excluding merger-related expenses and expenses related to Whitney, professional services expenses increased less than $1 million, mainly due to increased audit fees.

Deposit insurance and regulatory fees, net of the impact of Whitney, decreased $2.2 million as a result of implementation of a new assessment method based on asset size.

ORE expenses increased $3.4 million compared to the third quarter of 2010, mostly due to $2 million in losses related to Peoples First ORE property auctions. The rest of the increase is due to growth in holdings.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Employee compensation	$77,355	$28,515	$153,734	$83,285
Employee benefits	17,489	7,375	36,480	22,751

Total personnel expense	94,844	35,890	190,214	106,036

Equipment	5,362	2,496	11,877	7,863
Data processing expense	15,664	5,478	27,915	17,998
Net occupancy expense	14,029	5,657	28,700	17,827
Postage and communications	5,837	3,103	12,239	8,326
Ad valorem and franchise taxes	1,768	707	4,362	2,736
Professional services expense	19,915	3,698	48,061	11,703
Stationery and supplies	1,846	467	3,931	1,824
Amortization of intangible assets	7,097	656	9,332	2,078
Advertising	3,852	2,269	8,028	5,807
Deposit insurance and regulatory fees	2,961	2,969	9,305	8,507
Other real estate owned expense, net	3,528	147	6,829	2,856
Insurance expense	1,724	517	2,878	1,506
Other fees	1,576	868	3,389	2,746
Travel	1,183	569	2,248	1,641
Other expense	12,833	2,569	19,096	8,548

Total noninterest expense	$194,019	$68,060	$388,404	$208,002

Income Taxes

For the nine months ended September 30, 2011 and 2010, the effective income tax rates were approximately 21% and 13%, respectively. In determining the effective tax rate and tax expense for the three and nine months ended September 30, 2011, the Company referred to the actual results for the current interim periods rather than projected results for the full year. Projections for the full year vary widely primarily due to difficulty in estimating the timing and amount of integration costs for our acquisition of Whitney. Changes in these estimates cause significant volatility in a projected effective tax rate. The Company’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and the availability of tax credits. Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The source of the tax credits for 2011 and 2010 resulted from investments in New Market Tax Credits, Qualified Bond Credits and Work Opportunity Tax Credits. Tax-exempt income and tax credits tend to decrease the effective tax expense rate from the statutory rate in profitable periods and to increase the effective tax benifit rate in loss periods.

Management analyzed the deferred tax assets and liabilities of the Company after the merger with Whitney in order to determine if a valuation allowance was warranted against any deferred tax assets. As a result of the Whitney merger, federal and state net operating loss carryforwards and tax credits were acquired that will be able to be utilized by the Company going forward, subject to certain limitations. Based on the current projections for the Company, and considering the appropriate limitations, the entire federal net operating loss is expected to be fully utilized within the next few years. Based on the Company’s history of sustained profitability, combined with income projections and the full utilization of the material tax attributes obtained in the merger, no federal valuation allowances against deferred tax assets were deemed to be necessary.

Selected Financial Data

The following tables contain selected financial data comparing our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Per Common Share Data
Earnings per share:
Basic	$0.36	$0.40	$0.97	$0.95
Diluted	$0.36	$0.40	$0.97	$0.94
Cash dividends per share	$0.24	$0.24	$0.72	$0.72
Book value per share (period-end)	$28.65	$23.48	$28.65	$23.48
Weighted average number of shares:
Basic	84,699	36,880	59,149	36,864
Diluted	84,985	36,995	59,442	37,052
Period-end number of shares	84,698	36,883	84,698	36,883
Market data:
High price	$33.25	$35.40	$35.68	$45.86
Low price	$25.61	$26.82	$25.61	$26.82
Period-end closing price	$26.81	$30.07	$26.81	$30.07
Trading volume	38,205	14,318	96,269	36,388

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation of Net Income to Operating Income:
Net income	$30,376	$14,853	$57,793	$35,187
Merger-related expenses	22,752	—	46,560	3,167
Securities transactions gains/(losses)	16	—	(71)	—
Taxes on adjustments	7,958	—	16,321	1,108
Operating income (a)	$45,154	$14,853	$88,103	$37,246

(a)	Net income less tax-effected merger costs and securities gains/losses. Management believes that this is a useful financial measure measure because it enables investors to assess ongoing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Charge-Off Information	2011	2010	2011	2010
	(dollar amounts in thousands)		(dollar amounts in thousands)
Net charge-offs:
Commercial/real estate loans	$5,174	$9,140	$15,735	$29,915
Mortgage loans	285	1,674	730	2,851
Direct consumer loans	1,084	1,003	3,222	2,852
Indirect consumer loans	367	569	769	1,626
Finance company loans	915	1,368	2,426	3,682

Total net charge-offs	$7,825	$13,754	$22,882	$40,926

Net charge-offs to average loans:
Commercial/real estate loans	0.25%	1.19%	0.40%	1.29%
Mortgage loans	0.08%	0.88%	0.10%	0.51%
Direct consumer loans	0.36%	0.54%	0.46%	0.52%
Indirect consumer loans	0.52%	0.70%	0.36%	0.64%
Finance company loans	3.78%	5.25%	3.37%	4.60%
Total net charge-offs to average net loans	0.28%	1.10%	0.40%	1.09%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollar amounts in thousands)		(dollar amounts in thousands)
Performance Ratios
Return on average assets	0.62%	0.70%	0.59%	0.55%
Return on average common equity	4.98%	6.75%	4.85%	5.45%
Earning asset yield (tax equivalent (“TE”))	4.82%	4.87%	4.81%	5.03%
Total cost of funds	0.50%	1.02%	0.63%	1.21%
Net interest margin (TE)	4.32%	3.85%	4.18%	3.82%
Common equity (period-end) as a percent of total assets (period-end)	12.50%	10.51%	12.50%	10.51%
Leverage ratio (period-end) (a)	8.28%	9.32%	8.28%	9.32%
FTE headcount	4,742	2,235	4,742	2,235
Asset Quality Information
Non-accrual loans	$93,775	$132,834	$93,775	$132,834
Restructured loans (b)	14,048	10,740	14,048	10,740

Total non-performing loans	$107,823	$143,574	$107,823	$143,574
Foreclosed assets	123,140	31,879	123,140	31,879

Total non-performing assets	$230,963	$175,453	$230,963	$175,453

Non-performing assets as a percent of loans and foreclosed assets	2.06%	3.55%	2.06%	3.55%
Accruing loans 90 days past due (c)	$1,638	$7,292	$1,638	$7,292
Accruing loans 90 days past due as a percent of loans	0.01%	0.15%	0.01%	0.15%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	2.07%	3.70%	2.07%	3.70%
Net charge-offs	$7,825	$13,754	$22,882	$40,926
Net charge-offs as a percent of average loans	0.28%	1.10%	0.40%	1.09%
Allowance for loan losses	$118,113	$79,725	$118,113	$79,725
Allowance for loan losses as a percent of period-end loans	1.06%	1.62%	1.06%	1.62%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	107.90%	52.84%	107.90%	52.84%

(a)

Calculated as Tier 1 capital divided by average total assets excluding disallowed intangibles. Tier 1 capital is total equity less unrealized gain/loss on AFS securities, unfunded pension liability, unrecognized pension gain/loss, net goodwill, core deposits and 10% net mortgage service rights.

(b)	Included in restructured loans are $4.4 million in non-accrual loans.
(c)

Accruing loans past due 90 days or more do not include purchased impaired loans which were written down to their fair value upon acquisition and accrete interest income over the remaining life of the loan.

	Three Months Ended September 30,
	2011	2010
	(dollar amounts in thousands)
Supplemental Asset Quality Information (excluding covered assets and acquired loans) [1]
Non-accrual loans (2) (3)	$58,608	$78,307
Restructured loans	14,048	10,740

Total non-performing loans	72,656	$89,047
Foreclosed assets (4)	99,834	18,578

Total non-performing assets	$172,490	$107,625

Non-performing assets as a percent of loans and foreclosed assets	3.72%	2.63%
Accruing loans 90 days past due	$531	$7,292
Accruing loans 90 days past due as a percent of loans	0.01%	0.18%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	3.73%	2.81%
Allowance for loan losses (5)	$84,366	$79,725
Allowance for loan losses as a percent of period-end loans	1.86%	1.96%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	115.27%	82.75%

(1)

Covered and acquired loans are considered to be performing due to the application of the accretion method under acquisition accounting. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Certain loans and foreclosed assets are also covered under FDIC loss sharing agreements, which provide considerable protection against credit risk. Due to the protection of loss sharing agreements and impact of acquisition accounting, management has excluded acquired loans and covered assets from this table to provide for improved comparability to prior periods and better perspective into asset quality trends.

(2)	Excludes acquired covered loans not accounted for under the accretion method of $34,106 and $54,527.
(3)	Excludes non-covered acquired loans at fair value not accounted for under the accretion method of $1,061 and $0 for the period ended September 30, 2011. There were no amounts in prior periods.
(4)	Excludes covered foreclosed assets of $23,306 and $13,301. On June 4, 2011, Hancock acquired $81,195 of foreclosed assets in the Whitney merger.
(5)	Excludes impairment recorded on covered acquired loans of $33,747 and $0.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(amounts in thousands)		(amounts in thousands)
Average Balance Sheet
Total loans	$11,249,411	$4,975,934	$7,628,635	$5,024,025
Securities	4,358,802	1,532,293	2,686,787	1,583,716
Short-term investments	983,784	685,873	919,087	728,748

Earning assets	16,591,997	7,194,100	11,234,509	7,336,489
Allowance for loan losses	(114,304)	(78,232)	(97,574)	(70,812)
Other assets	3,077,991	1,248,792	2,031,816	1,243,465

Total assets	$19,555,684	$8,364,660	$13,168,751	$8,509,142

Noninterest bearing deposits	$4,931,084	$1,078,227	$2,782,980	$1,055,846
Interest bearing transaction deposits	5,840,493	1,955,635	3,683,983	1,924,032
Interest bearing public fund deposits	1,400,972	1,121,330	1,304,594	1,189,473
Time deposits	3,289,155	2,681,434	2,735,515	2,813,536

Total interest bearing deposits	10,530,620	5,758,399	7,724,092	5,927,041

Total deposits	15,461,704	6,836,626	10,507,072	6,982,887
Other borrowed funds	1,405,815	526,674	892,741	532,536
Other liabilities	268,762	128,424	177,367	131,250
Common stockholders’ equity	2,419,403	872,936	1,591,571	862,469

Total liabilities & common stockholders’ equity	$19,555,684	$8,364,660	$13,168,751	$8,509,142

	September 30,
	2011	2010
	(dollar amounts in thousands)
Period-end Balance Sheet
Total loans	$11,102,269	$4,907,697
Loans held for sale	64,545	54,201
Securities	4,604,835	1,619,869
Short-term investments	895,235	575,506

Earning assets	16,666,884	7,157,273
Allowance for loan losses	(118,113)	(79,725)
Other assets	2,866,918	1,161,814

Total assets	$19,415,689	$8,239,362

Noninterest bearing deposits	$5,050,354	$1,092,452
Interest bearing transaction deposits	5,744,234	1,936,146
Interest bearing public funds deposits	1,361,860	1,120,559
Time deposits	3,135,761	2,559,641

Total interest bearing deposits	10,241,855	5,616,346

Total deposits	15,292,209	6,708,798
Other borrowed funds	1,278,646	539,394
Other liabilities	418,172	125,390
Common stockholders’ equity	2,426,662	865,780

Total liabilities & common stockholders’ equity	$19,415,689	$8,239,362

The following tables detail the components of our net interest spread and net interest margin.

	Three Months Ended September 30,			Three Months Ended September 30,
	2011			2010
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$113,111	$8,173,802	5.49%	$40,557	$3,056,578	5.27%
Mortgage loans	26,166	1,495,864	7.00%	10,150	753,686	5.39%
Consumer loans	28,328	1,579,745	7.11%	20,927	1,165,670	7.12%
Loan fees & late charges	886	—	0.00%	(280)	—	0.00%

Total loans (TE)	168,491	11,249,411	5.95%	71,354	4,975,934	5.68%
US treasury securities	11	10,617	0.41%	18	11,282	0.62%
US agency securities	1,851	362,689	2.04%	727	134,114	2.17%
CMOs	7,129	1,089,308	2.62%	2,673	310,210	3.45%
Mortgage backed securities	19,003	2,567,892	2.96%	10,109	870,489	4.65%
Municipals (TE)	3,471	306,863	4.52%	2,808	187,962	5.98%
Other securities	246	21,433	4.58%	213	18,236	4.66%

Total securities (TE)	31,711	4,358,802	2.91%	16,548	1,532,293	4.32%
Total short-term investments	633	983,784	0.26%	382	685,873	0.22%
Average earning assets yield (TE)	$200,835	$16,591,997	4.82%	$88,284	$7,194,100	4.87%
Interest bearing liabilities
Interest bearing transaction deposits	$2,955	$5,840,493	0.20%	$2,022	$1,955,635	0.41%
Time deposits	11,064	3,289,155	1.33%	12,121	2,681,434	1.79%
Public funds	1,119	1,400,972	0.32%	2,004	1,121,330	0.71%

Total interest bearing deposits	15,138	10,530,620	0.57%	16,147	5,758,399	1.11%
Total borrowings	5,515	1,405,815	1.56%	2,429	526,674	1.83%
Total interest bearing liability cost	$20,653	$11,936,435	0.69%	$18,576	$6,285,073	1.17%
Noninterest bearing deposits
Net interest-free funding sources		4,655,562			909,027
Total Cost of Funds	$20,653	$16,591,997	0.50%	$18,576	$7,194,100	1.02%
Net Interest Spread (TE)	$180,182		4.13%	$69,708		3.70%
Net Interest Margin (TE)	$180,182	$16,591,997	4.32%	$69,708	$7,194,100	3.85%

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011			2010
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$213,504	$5,297,979	5.39%	$122,887	$3,097,429	5.30%
Mortgage loans	51,829	1,007,625	6.86%	34,248	744,682	6.13%
Consumer loans	69,130	1,323,031	6.99%	64,300	1,181,914	7.27%
Loan fees & late charges	1,062	—	0.00%	207	—	0.00%

Total loans (TE)	335,525	7,628,635	5.88%	221,642	5,024,025	5.89%
US treasury securities	36	10,738	0.45%	58	11,652	0.67%
US agency securities	4,089	284,067	1.92%	3,521	167,816	2.80%
CMOs	13,422	615,835	2.91%	7,531	252,699	3.97%
Mortgage backed securities	40,409	1,517,871	3.55%	33,411	944,552	4.72%
Municipals (TE)	8,979	232,825	5.14%	8,232	190,432	5.76%
Other securities	769	25,450	4.03%	652	16,564	5.25%

Total securities (TE)	67,704	2,686,786	3.36%	53,405	1,583,715	4.50%
Total short-term investments	1,448	919,087	0.21%	1,421	728,748	0.26%
Average earning assets yield (TE)	$404,676	$11,234,508	4.81%	$276,468	$7,336,488	5.03%
Interest bearing liabilities
Interest bearing transaction deposits	$6,144	$3,683,983	0.22%	$7,124	$1,924,032	0.50%
Time deposits	32,452	2,735,515	1.59%	43,968	2,813,536	2.09%
Public funds	4,120	1,304,594	0.42%	7,739	1,189,473	0.87%

Total interest bearing deposits	42,716	7,724,092	0.74%	58,831	5,927,041	1.33%
Total borrowings	10,123	892,741	1.52%	7,413	532,536	1.86%
Total interest bearing liability cost	$52,840	$8,616,832	0.82%	$66,244	$6,459,577	1.37%
Net interest-free funding sources		2,617,677			876,912
Total Cost of Funds	$52,840	$11,234,508	0.63%	$66,244	$7,336,489	1.21%
Net Interest Spread (TE)	$351,836		3.99%	$210,224		3.66%
Net Interest Margin (TE)	$351,836	$11,234,508	4.18%	$210,224	$7,336,489	3.82%

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and represent our incremental borrowing capacity. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $2.8 billion and borrowing capacity at the Federal Reserve’s Discount Window in excess of $1 billion.

During the second quarter, the Company entered into a $140 million par value term loan facility which matures on June 3, 2013. The variable interest rate is LIBOR plus 2.00% per annum. The note is pre-payable at any time and the Company is subject to covenants customary in financings of this nature. The proceeds are being used for general corporate purposes.

In the merger with Whitney, the Company also assumed $16.5 million of obligations under subordinated debentures payable to unconsolidated trusts that issued trust preferred securities. The weighted-average yield was approximately 4.32% at June 4, 2011, with maturities from 2031 through 2034 callable with prior regulatory approval. Subject to certain adjustments, these debentures currently qualify as capital for the calculation of regulatory capital ratios. The Company received required regulatory approval to call these debentures, and $6 million was redeemed in the third quarter. The remaining $10.3 million, with a yield of approximately 3.05% was redeemed on October 24, 2011.

The following liquidity ratios at September 30, 2011 and December 31, 2010 compare certain assets and liabilities to total deposits or total assets:

	September 30, 2011	December 31, 2010
Total securities to total deposits	30.11%	21.97%
Total loans (net of unearned income) to total deposits	72.60%	73.16%
Interest-earning assets to total assets	85.84%	87.33%
Interest-bearing deposits to total deposits	66.97%	83.36%

CONTRACTUAL OBLIGATIONS

We have contractual obligations to make future payments on certain debt and lease agreements. The following table summarizes all significant contractual obligations at September 30, 2011, according to payments due by period.

Contractual Obligations
	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Certificates of deposit	$3,204,307	$2,647,466	$384,169	$146,022	$26,650
Short-term debt obligations	3,284	3,284	—	—	—
Long-term debt obligations	356,192	10,310	140,193	33,189	172,500
Capital lease obligations	171	59	88	11	13
Operating lease obligations	151,704	29,535	35,412	20,836	65,921
Total	$3,715,658	$2,690,654	$559,862	$200,058	$265,084

CAPITAL RESOURCES

We continue to be well capitalized. The ratios as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Common equity (period-end) as a percent of total assets (period-end)	12.50%	10.52%
Regulatory ratios:
Total capital to risk-weighted assets (1)	13.99%	16.60%
Tier 1 capital to risk-weighted assets (2)	11.91%	15.34%
Leverage (3)	8.28%	9.65%

(1)

Total capital consists of Tier 1 capital plus the allowed portion of allowance for loan losses and certain long term debt. Risk-weighted assets represent the assigned risk portion of all on and off-balance-sheet assets. Based on Federal Reserve Board guidelines, assets are assigned a risk factor percentage from 0% to 100%. A minimum ratio of total capital to risk-weighted assets of 8% is required.

(2)

Tier 1 capital is total equity less unrealized gain/loss on AFS securities, unfunded pension liability, unrecognized pension gain/loss, net goodwill, core deposits, and 10% net mortgage servicing rights. A minimum ratio of tier 1 capital to risk-weighted assets of 4% is required.

(3)	Tier 1 capital divided by average total assets less intangible assets. Regulations require a minimum 3% leverage capital ratio for an entity to be considered adequately capitalized.

BALANCE SHEET ANALYSIS

Goodwill and Indefinite Lived Assets

Goodwill represents the excess of the fair value of the consideration exchanged in a purchase business combination over the fair value of net assets acquired. In accordance with FASB authoritative guidance, goodwill is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. In September 2011, the Financial Accounting Standards Board (FASB) issued guidance to simplify how entities test goodwill for impairment. The final standard allows an entity to first assess qualitative factors to determine whether is it “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. We review goodwill for impairment based on our primary reporting segments and analyze goodwill using discounted cash flow analysis when step 1 is performed. The last analysis was conducted as of September 30, 2011 and will be reviewed in the fourth quater.

The carrying amount of goodwill and other indefinite lived assets was $629.7 million as of September 30, 2011 and $61.6 million as of December 31, 2010. The increase is the result of our merger with Whitney. See Note 2 for additional information.

Earnings Assets

Earning assets serve as the primary revenue source for us and are comprised of securities, loans, federal funds sold, and other short-term investments. For the third quarter of 2011, average earning assets were $16.6 billion, or 84.8% of total assets, compared with $7.3 billion, or 86.2% of total assets at December 31, 2010, and with $7.2 billion or 86.0% of total assets, at September 30, 2010. The $9.4 billion increase from prior year quarter resulted from an increase in loans of $6.3 billion, an increase in securities of $2.8 billion and an increase in short-term investments of $297.9 million. The increase in earnings assets from the prior periods is the result of our merger with Whitney.

Securities

Our investment in securities was $4.6 billion at September 30, 2011 and $1.5 billion at December 31, 2010. The increase is the result of our merger with Whitney. The vast majority of securities in our portfolio are U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs and tax-exempt obligations of states and political subdivisions. The portfolios are designed to enhance liquidity while providing acceptable rates of return. Therefore, we invest only in high quality securities of investment grade quality and with a target duration, for the overall portfolio, generally between two to five years. Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a nationally recognized statistical rating agency, except for certain non-rated obligations of Mississippi, Louisiana, Texas, Florida or Alabama counties, parishes and municipalities within our markets.

Loans

We held $11.1 billion in loans at September 30, 2011 and $5.0 billion at December 31, 2010. The increase is the result of our merger with Whitney. Commercial and real estate loans comprised 72.5% of the loan portfolio at September 30, 2011 compared to 63.2% at December 31, 2010. The Whitney portfolio we acquired was more heavily weighted to commercial loans. Total loans at September 30, 2011, were $11.1 billion, down $147 million, or 1%, from the second quarter. The decline included approximately $47 million from the divestiture and approximately $26 million in loss share covered charge-offs related to the 2009 acquisition of Peoples First. Another $60 million of the decline from the second quarter was related to the resolution of problem credits with half coming from the Texas market. The remaining net decline reflected payoffs and pay downs in excess of new originations during the quarter. In this slow growth economic environment, some customers are choosing to reduce their debt with excess liquidity and we did see payoffs and pay downs on several large credits. Our primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers and to small and middle market businesses in their respective market areas. Each loan file is reviewed by the quality assurance function, a component of the loan review system, to ensure proper documentation.

Loans, net of unearned income, consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Commercial loans:
Commercial - originated	$819,822	$524,653
Commercial - acquired	2,240,793	—
Commercial - covered	42,605	34,650

Total commercial	3,103,220	559,303

Construction - originated	516,561	495,590
Construction - acquired	673,197	—
Construction - covered	156,003	157,267

Total construction	1,345,761	652,857

Real estate - originated	1,242,911	1,231,414
Real estate - acquired	1,730,325	—
Real estate - covered	102,914	181,873

Total real estate	3,076,150	1,413,287

Municipal loans - originated	496,493	471,057
Municipal loans - acquired	9,681	—
Municipal loans - covered	438	540

Total municipal loans	506,612	471,597

Lease financing - originated	43,504	50,721
Total commercial loans - originated	3,119,291	2,773,435
Total commercial loans - acquired	4,653,996	—
Total commercial loans - covered	301,960	374,330

Total commercial loans	8,075,247	3,147,765

Residential mortgage loans - originated	412,267	366,183
Residential mortgage loans - acquired	776,993	—
Residential mortgage loans - covered	262,246	293,506

Total residential mortgage loans	1,451,506	659,689

Indirect consumer loans - originated	286,968	309,454
Direct consumer loans - originated	618,077	597,947
Direct consumer loans - acquired	416,729	—
Direct consumer loans - covered	157,625	141,315

Total direct consumer loans	1,192,431	739,262

Finance Company loans - originated	96,117	100,994

Total originated loans	4,532,720	4,148,013
Total acquired loans	5,847,718	—
Total covered loans	721,831	809,151

Total loans	$11,102,269	$4,957,164

The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, troubled debt restructurings and other real estate owned. Loans past due 90 days or more and still accruing are also disclosed:

	September 30,	December 31,

	2011	2010

	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial loans - originated	$35,046	$42,077
Commercial loans - restructured	4,410	8,302

Subtotal	39,456	50,379
Commercial loans - covered	32,869	41,917

Total commercial loans	72,325	92,296

Residential mortgage loans - originated	19,401	18,290
Residential mortgage loans - restructured	—	409

Subtotal	19,401	18,699
Residential mortgage loans - covered	1,237	3,199

Total residential mortgage loans	20,638	21,898

Indirect consumer loans	—	—

Direct consumer loans - originated	2,565	4,862
Direct consumer loans - acquired	1,061	—
Direct consumer loans - covered	—	170
Finance Company	1,596	1,759

Total direct consumer loans	5,222	6,791

Total non-accrual loans	98,185	120,985

Restructured loans:
Commercial loans - non-accrual	4,410	8,302
Residential mortgage loans - non-accrual	—	409

Total restructured loans - non-accrual	4,410	8,711

Commercial loans - still accruing	9,015	3,301
Residential mortgage loans - still accruing	623	629

Total restructured loans - still accruing	9,638	3,930

Total restructured loans - originated	14,048	12,641

Total non-performing loans**	107,823	124,915

Foreclosed assets - originated	21,509	17,595
Foreclosed assets - acquired	78,325	—
Foreclosed assets - covered	23,306	15,682

Total foreclosed assets	123,140	33,277

Total non-performing assets*	$230,963	$158,192

Loans 90 days past due still accruing	$1,638	$1,492

Ratios
Non-performing assets to loans plus foreclosed assets	2.06%	3.17%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	107.90%	64.87%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due, excluding covered loans	115.27%	101.07%
Loans 90 days past due still accruing to loans	0.01%	0.03%

*	Includes total non-accrual loans, total restructured loans - still accruing and total foreclosed assets.
**	Includes total non-accrual loans and total restructured loans - still accruing.

Allowance for Loan Losses and Asset Quality

At September 30, 2011, the allowance for loan losses was $118.1 million compared with $82.0 million at December 31, 2010, an increase of $36.1 million. The increase in the allowance for loan losses through the first nine months of 2011 is primarily attributed to a $33.4 million allowance on covered loans. The increase was offset by a $31.7 million increase in the FDIC loss share indemnification asset. The ratio of the allowance for loan losses as a percent of period-end loans was 1.06% at September 30, 2011 compared to 1.65% at December 31, 2010. The decrease in the allowance ratio is related to the addition of the Whitney loan portfolio. Whitney’s allowance was not carried forward at acquisition. The ratio of the allowance for loan losses as a percent of period-end loans, excluding the acquired and covered portfolios, was 1.86% at September 30, 2011 compared to 1.99% at June 30, 2011. Additional asset quality metrics for the acquired (Whitney), covered (Peoples First) and legacy (Hancock plus newly originated) portfolios are included in Selected Financial Data.

Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan and lease losses. Within the allowance for loan losses modeling, adequate segregation of geographic and specific loan types are documented and analyzed for appropriate risk metrics. We maintain a credit quality policy that establishes acceptable loan-to-value thresholds on the front end underwriting process. Residential home values are monitored by each market. A detailed description of our methodology was included in our annual report on Form 10-K for the year ended December 31, 2010. Management believes the September 30, 2011 allowance level is adequate.

Net charge-offs, as a percent of average loans, were 0.28% for the third quarter of 2011, compared to 1.10% in the third quarter of 2010. Of the overall decrease in net charge-offs of $5.9 million, $4.0 million was reflected in commercial/real estate loans, $1.4 million in mortgage loans and $0.5 million in Finance Company loans.

Non-accrual loans were $98.2 million at September 30, 2011, a decrease of $22.8 million from December 31, 2010. Covered and acquired loans accounted for in accordance with ASC 310-30 are considered to be performing due to the application of the accretion method. These loans are excluded due to their performing status. Certain covered loans accounted for using the cost recovery method or acquired loans accounted for in accordance with ASC 310-20 are disclosed as non-accrual loans in the above table. Included in non-accrual loans is $4.4 million in restructured commercial loans. Total troubled debt restructurings for the period were $14.0 million. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a modification that would otherwise not be considered is granted to the borrower. Troubled debt restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower.

Foreclosed assets are comprised of other real estate (ORE) and other repossessed assets. Foreclosed assets were $123.1 million at September 30, 2011 compared to $31.9 million at September 30, 2010, an increase of $91.2 million. The majority of the increase in foreclosed assets is from the Whitney acquisition. The increases, excluding Whitney, in foreclosed assets are mainly due to the on-going weak economy and weakness in residential development.

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off. See supplemental asset quality information excluding covered and acquired loans in Selected Financial Data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net loans outstanding at end of period	$11,102,269	$4,907,697	$11,102,269	$4,907,697

Average net loans outstanding	$11,249,411	$4,975,934	$7,628,635	$5,024,025

Balance of allowance for loan losses at beginning of period	$112,407	$77,221	$81,997	$66,050

Loans charged-off:
Commercial/Real Estate	10,754	10,705	25,571	32,557
Lease financing	10	96	27	130
Total commercial	10,764	10,801	25,598	32,687
Residential mortgage	368	1,889	1,774	3,211
Direct consumer	1,673	1,338	4,498	3,876
Indirect consumer	575	880	1,496	2,474
Finance Company	1,150	1,578	3,236	4,396

Total charge-offs	14,530	16,486	36,602	46,644

Recoveries of loans previously charged-off:
Commercial/Real Estate	5,590	1,661	9,758	2,770
Lease financing	—	—	105	2
Total commercial	5,590	1,661	9,863	2,772
Residential mortgage	83	215	1,044	360
Direct consumer	568	335	1,255	1,024
Indirect consumer	208	311	727	848
Finance Company	256	210	831	714

Total recoveries	6,705	2,732	13,720	5,718

Net charge-offs	7,825	13,754	22,882	40,926
Provision for loan losses, net (a)	9,256	16,258	27,221	54,601
Increase in indemnification asset (a)	4,275	—	31,777	—

Balance of allowance for loan losses at end of period	$118,113	$79,725	$118,113	$79,725

Ratios
Gross charge-offs to average loans	0.51%	1.31%	0.64%	1.24%
Recoveries to average loans	0.24%	0.22%	0.24%	0.15%
Net charge-offs to average loans	0.28%	1.10%	0.40%	1.09%
Allowance for loan losses to period-end net loans	1.06%	1.62%	1.06%	1.62%
Net charge-offs to period-end net loans	0.28%	1.11%	0.28%	1.11%
Net charge-offs to loan loss allowance	26.28%	68.44%	25.90%	68.63%

(a)

The provision for loan losses is shown “net” after coverage provided by FDIC loss share agreements on covered loans. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of ($225), and the impairment $4,500 on those covered loans for the three months ended September 30, 2011. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of ($1,671), and the impairment $33,448 on those covered loans for the nine months ended September 30, 2011.

An allocation of the loan loss allowance by major loan category is set forth in the following table:

	September 30, 2011		December 31, 2010
	Allowance for Loan Losses	% of Loans to Total Loans	Allowance for Loan Losses	% of Loans to Total Loans
	(In thousands)
Commercial	$76,179	72.74	$52,683	63.50
Residential mortgages	8,552	13.07	4,626	13.31
Indirect consumer	2,521	2.58	2,918	6.24
Direct consumer	19,491	10.74	9,322	14.91
Finance Company	7,370	0.87	8,272	2.04
Unallocated	4,000	—	4,176	—

	$118,113	100.00	$81,997	100.00

Other Earning Assets

Federal funds sold, interest-bearing deposits in banks, and other short-term investments averaged $919.1 million for the nine months ended September 30, 2011 compared to $728.7 million for the nine months ended September 30, 2010. The increase of $190.4 million, or 26.1%, from prior year quarter was primarily caused by an increase of $143.7 million Federal Reserve interest-bearing accounts and $44.5 million in other short-term investments. We utilize these products as a short-term investment alternative whenever we have excess liquidity.

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

Deposits

Total deposits were $15.3 billion at September 30, 2011 and $6.8 billion at December 31, 2010. The $8.5 billion increase is the result of the merger with Whitney. Total deposits at September 30, 2011, were $15.3 billion, down $296 million, or 2%, from June 30, 2011. The linked quarter decline included $180 million from the divested branches, $73 million from expected Peoples First CD runoff and $160 million in seasonal public fund outflows. We have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. We traditionally price our deposits to position competitively within the local market. Deposit flows are controlled primarily through pricing, and to a certain extent, through promotional activities.

Borrowings

Our borrowings consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, long-term debt and other borrowings. Total borrowings at September 30, 2011 were $1.2 billion compared to $375.2 million at December 31, 2010. The increase of $864.7 million was primarily in securities sold under agreements to repurchase of $515.6 million and in long-term debt of $355.9 million. The $355.9 million increase in long-term debt resulted from the assumption of debt of $219.7 million in the merger with Whitney. In addition, in June 2011, the Company issued a $140 million variable rate term loan to use for general corporate purposes. See Note 3 for additional information on long-term debt.

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

At September 30, 2011, we had $4.1 billion in unused loan commitments outstanding, of which approximately $3.6 billion were at variable rates, with the remainder at fixed rates. A commitment to extend credit is an agreement to lend to a customer as long as the conditions established in the agreement have been satisfied. A commitment to extend credit generally has a fixed expiration date or other termination clauses and may require payment of a fee by the borrower. Since commitments often expire without being fully drawn, the total commitment amounts do not necessarily represent our future cash requirements.

We continually evaluate each customer’s credit worthiness on a case-by-case basis. Occasionally, a credit evaluation of a customer requesting a commitment to extend credit results in our obtaining collateral to support the obligation.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending a loan. The contract amounts of these instruments reflect our exposure to credit loss in the event of non-performance by the other party on whose behalf the instrument has been issued. At September 30, 2011, we had $431.5 million in letters of credit issued and outstanding.

The following table shows the commitments to extend credit and letters of credit at September 30, 2011 according to expiration date.

	Total	Less than 1 year	Expiration Date 1-3 years	3-5 years	More than 5 years
	(In thousands)
Commitments to extend credit	$4,080,094	$2,922,212	$612,447	$285,287	$260,148
Letters of credit	431,540	262,664	132,941	35,935	—

Total	$4,511,634	$3,184,876	$745,388	$321,222	$260,148

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry which requires management to make estimates and assumptions about future events. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources.

We evaluate our estimates, including those related to purchase accounting, the allowance for loan losses, intangible assets and goodwill, income taxes, pension and postretirement benefit plans and contingent liabilities. These estimates and assumptions are based on our best estimates and judgments. We evaluate estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Tightened credit markets, volatile equity markets, sustained high unemployment levels and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Allowance for loan losses, deferred income taxes, and goodwill are potentially subject to material changes in the near term. Actual results could differ significantly from those estimates. As part of the integration process, we evaluated Whitney’s critical accounting policies and found them to be very similar to our policies. Where there were minor differences, the Hancock policy was implemented. See our 2010 10-K for descriptions of our critical accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our net income is dependent, in part, on our net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or re-price on a different basis than interest-earning assets. Interest rate risk sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. In an attempt to manage our exposure to changes in interest rates, management monitors interest rate risk and administers an interest rate risk management policy designed to produce a relatively stable net interest margin in periods of interest rate fluctuations.

Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of September 30, 2011, the effective duration of the securities portfolio was 2.7 years. A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 3.5 years, while a reduction in rates of 100 basis points would result in an effective duration of 1.4 years.

In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at September 30, 2011 indicate that we are slightly asset sensitive as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
-100	N/A
Stable	0.00%
+100	1.37%

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

Other than changes required in connection with the ongoing integration of Whitney and Hancock operations, our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 7, 2011, a purported shareholder of Whitney filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana captioned De LaPouyade v. Whitney Holding Corporation, et al., No. 11-189, naming Whitney and members of Whitney’s board of directors as defendants. This lawsuit is purportedly brought on behalf of a putative class of Whitney’s common shareholders and seeks a declaration that it is properly maintainable as a class action. The lawsuit alleges that Whitney’s directors breached their fiduciary duties and/or violated Louisiana state law and that Whitney aided and abetted those alleged breaches of fiduciary duty by, among other things, (a) agreeing to consideration that undervalues Whitney, (b) agreeing to deal protection devices that preclude a fair sales process, (c) engaging in self-dealing, and (d) failing to protect against conflicts of interest. Among other relief, the plaintiff sought to enjoin the merger. The parties have reached a settlement in principle.

On February 17, 2011, a complaint in intervention was filed by the Louisiana Municipal Police Employees Retirement System (“MPERS”) in the De LaPouyade case. The MPERS complaint is substantially identical to and seeks to join in the De LaPouyade complaint. The parties have reached a settlement in principle.

On February 7, 2011, another putative shareholder class action lawsuit, Realistic Partners v. Whitney Holding Corporation, et al., Case No. 2:11-cv-00256, was filed in the United States District Court for the Eastern District of Louisiana against Whitney, members of Whitney’s board of directors, and Hancock asserting violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty under Louisiana state law, and aiding and abetting breach of fiduciary duty by, among other things, (a) making material misstatements or omissions in the proxy statement, (b) agreeing to consideration that undervalues Whitney, (c) agreeing to deal protection devices that preclude a fair sales process, (d) engaging in self-dealing, and (e) failing to protect against conflicts of interest. Among other relief, the plaintiff sought to enjoin the merger. On February 24, 2011, the plaintiff moved for class certification. The parties have reached a settlement in principle.

On April 11, 2011, another putative shareholder class action lawsuit, Jane Doe v. Whitney Holding Corporation, et al., Case No. 2:11-cv-00794-ILRL-JCW, was filed in the United States District Court for the Eastern District of Louisiana against Whitney, members of Whitney’s board of directors, and the defendants’ insurance carrier asserting breach of fiduciary duty under Louisiana state law by, among other things, (a) agreeing to consideration that undervalues Whitney, (b) agreeing to deal protection devices that preclude a fair sales process, (c) engaging in self-dealing, and (d) failing to protect against conflicts of interest. Among other relief, the plaintiff sought to enjoin the merger. On April 20, 2011, this case was consolidated with the Realistic Partners case. The parties have reached a settlement in principle.

On August 22, 2011, a putative class action lawsuit, Angelique LaCour, et al, v. Whitney Bank, was filed in the United States District Court for the Middle District of Florida against Whitney Bank relating to the imposition of overdraft fees and non-sufficient fund fees on demand deposit accounts. Plaintiff alleges that Whitney’s methodology for posting transactions to customer accounts, which Plaintiff claims was designed to maximize the generation of overdraft fees, is unfair and unconscionable. Plaintiff further alleges that Whitney failed to provide its customers with sufficient notice of those practices or an opportunity to opt-out. Plaintiff’s Complaint includes claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment, and violations of the Electronic Funds Transfer Act and Regulation E. Plaintiff seeks a range of remedies, including declaratory relief, restitution, disgorgement, actual damages, injunctive relief, punitive and exemplary damages, interest, costs, and attorneys’ fees. Currently, there is uncertainty with regard to whether the putative class will ultimately be certified, the dimensions of any such class, and the range of remedies that might be sought on any certified claims.

The Company is party to various other legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, each matter is not expected to have a material adverse effect on the financial statements of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the nine months ended September 30, 2011.

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
President & Chief Executive Officer

/s/ JOHN M. HAIRSTON
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ MICHAEL M. ACHARY
Michael M. Achary
Chief Financial Officer

Date:	November 8, 2011

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.