Form 10-K
period 2011-12-31
HANCOCK HOLDING CO
filed 2012-02-28
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-13089

Hancock Holding Company

(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Hancock Plaza, Gulfport, Mississippi	39501
(Address of principal executive offices)	(Zip Code)

(228) 868-4727

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)
COMMON STOCK, $3.33 PAR VALUE	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 2011 was $2.6 billion based upon the closing market price on NASDAQ on June 30, 2011. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On February 1, 2012, the registrant had outstanding 84,749,038 shares of common stock for financial statement purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

Hancock Holding Company

Form 10-K

PART I

ITEM 1.	BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

Hancock Holding Company (“Hancock or the Company”) was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is headquartered in Gulfport, Mississippi. In 2002, the Company qualified as a financial holding company giving it broader powers.

Prior to a series of smaller acquisitions begun in 1985, growth was primarily internal and was accomplished by branch expansions in areas of population growth where no dominant financial institution previously served the market area. More recently the Company has acquired two sizeable institutions which have changed the dynamics of the overall organization.

On December 18, 2009, the Company acquired the assets and assumed the liabilities of Panama City, Florida, based Peoples First Community Bank (Peoples First) in a FDIC transaction. This acquisition added approximately $2 billion in assets.

On June 4, 2011, Hancock acquired all of the outstanding common stock of Whitney Holding Corporation (Whitney), a bank holding company based in New Orleans, Louisiana, in a stock and cash transaction. The impact of the acquisition is reflected in the Company’s financial information from the acquisition date. Whitney’s bank subsidiary, Whitney National Bank, was merged into Hancock Bank of Louisiana and renamed Whitney Bank. The acquisition added $11.7 billion in assets, $6.5 billion in loans, and $9.2 billion in deposits. As part of the merger, Hancock Bank of Alabama was merged into Whitney Bank. The assets and liabilities of the former Hancock Bank of Alabama were then transferred to Hancock Bank.

On September 16, 2011, seven Whitney Bank branches located on the Mississippi Gulf Coast and one branch located in Bogalusa, Louisiana with approximately $47 million in loans and $180 million in deposits were divested in order to resolve branch concentration concerns of the U.S. Department of Justice relating to the merger.

The integration of Whitney into Hancock continues to progress as scheduled. Professional consulting groups have been assisting Hancock with the integration and accounting matters related to the transaction, and there are a group of bankers from both Whitney and Hancock dedicated to this process. Customer and employee retention remains a priority. To-date, the Company has not lost any major customer relationships as a result of the transaction and it has been able to retain key employees throughout the organization.

NATURE OF BUSINESS AND MARKETS

With $20 billion in assets, Hancock is the parent company of two wholly-owned bank subsidiaries, Hancock Bank, headquartered in Gulfport, Mississippi and Whitney Bank, headquartered in New Orleans, Louisiana.

Hancock Bank and Whitney Bank are referred to collectively as the “Banks” and they operate a combined total of nearly 300 full-service bank branches and almost 400 ATMs across a Gulf south corridor comprising South Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and Panhandle regions of Florida; and Houston, Texas. Given the strong brand recognition of both Banks in their respective hometown markets, the Company will operate as Hancock Bank in Mississippi, Alabama and Florida, and Whitney Bank in Louisiana and Texas post systems conversion (currently scheduled for March 2012).

Hancock’s family of financial services companies also includes Hancock Investment Services, Inc., Hancock Insurance Agency and Whitney Insurance Agency, Inc., Harrison Finance Company, and corporate trust offices in Gulfport and Jackson, Miss., New Orleans and Baton Rouge, La., and Orlando, Fla.

The Company’s operating strategy is to provide customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. The Banks offer a broad range of community banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, investment brokerage services, secured and unsecured loan products, including revolving credit facilities, and letters of credit and similar financial guarantees. The Banks also provide trust and investment management services to retirement plans, corporations and individuals. Through its subsidiaries, the Banks also offer personal and business lines of insurance and annuity products to its customers.

The main industries along the Gulf Coast are energy and related service industries, military and government-related facilities, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries, tourism and related service industries, and the gaming industry.

The Company will evaluate future acquisition transactions that can add value for its shareholders once the Whitney integration is completed. The first priority would be in-market expansion. However, the Company would also consider strategic opportunities in new markets such as Texas locations outside the Houston area and northern Alabama.

Recent acquisitions and internal growth have diversified revenue streams and enhanced core deposit funding. The Company’s size and scale has helped it attract and retain high quality associates. From a financial perspective, the recent Whitney acquisition is expected to be accretive from 2012 onward as cost savings are fully phased in. The Company is also focused on maintaining two hallmarks of its past culture -— strong capital and excellent credit quality.

At December 31, 2011, the Company had total assets of $19.8 billion and 4,745 employees on a full-time equivalent basis.

Additional information is available at www.hancockbank.com and www.whitneybank.com.

Loan Production and Credit Review

The Banks’ primary lending focus is to provide commercial, consumer, commercial leasing and real estate loans to consumers, to small and middle market businesses, and to corporate clients in their respective market areas. The Banks have no significant concentrations of loans to particular borrowers or industries or to any foreign entities. Designated relationship managers have approved loan authorities that can be utilized to approve credit commitments for a single borrowing relationship. The amount of designated authority is based upon the experience, skill, and training of the relationship manager. Certain types of loans are submitted for consideration by one of the Banks’ centralized underwriting units. Loans are underwritten to meet the credit underwriting standards and loan policies of the Banks and are subject to review by an internal quality assurance function.

Securities Portfolio

The Banks maintain portfolios of securities designed to provide a source of liquidity to fund loan demand and deposit outflows while maximizing interest income within pre-defined risk parameters. Therefore, the Banks invest only in high quality securities of investment grade quality and with a target effective duration, for the overall portfolio, generally between two to five years.

The Banks’ policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a Nationally Recognized Statistical Rating Agency, except for certain obligations of counties, parishes and municipalities in Mississippi, Louisiana, Florida or Alabama.

Deposits

The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Additionally, the Banks operate approximately 400 ATMs at the Company’s banking offices and at other locations. As members of regional and international ATM networks such as “STAR”, “PLUS” and “CIRRUS”, the Banks offer customers access to their depository accounts from regional, national and international ATM facilities. Deposit flows are controlled by the Banks primarily through pricing, and to a certain extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Banks’ respective market areas.

Trust Services

The Banks, through their respective Trust Departments, offer a full range of trust services on a fee basis. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, charitable and religious organizations. As of December 31, 2011, the Trust Departments of the Banks had approximately $12.5 billion of assets under administration compared to $8.3 billion as of December 31, 2010. As of December 31, 2011, $9.3 billion of administered assets were corporate trust accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

COMPETITION

The deregulation of the financial services industry, the elimination of many previous distinctions between commercial banks and other financial institutions as well as legislation enacted in Mississippi, Louisiana and other states allowing state-wide branching, multi-bank holding companies and regional interstate banking have all served to foster a highly competitive environment for commercial banking in our market area. The principal competitive factors in the markets for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality, and range of services and products we provide, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATMs, online banking, and telebanking centers. In attracting deposits and in our lending activities, we generally compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, mutual funds and insurance companies, and other financial institutions.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”). The Financial Services Modernization Act repealed the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contained provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law was to establish a comprehensive framework to permit affiliations among qualified bank holding companies, commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

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

The Federal Reserve rates bank holding companies by a component and composite 1-5 rating system that is confidential. This system is designed to help identify institutions, which require special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations.

The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets reduced by deductions from Tier 1 capital discussed below. Tier 1 Capital for bank holding companies generally includes: common equity, retained earnings, non-controlling interest in equity accounts of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock. In addition, Tier 1 Capital excludes goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets. The Company’s leverage capital ratio at December 31, 2011 was 8.17%.

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

The primary component of risk-based capital is Tier 1 Capital, which was described above. Tier 2 Capital, which consists primarily of perpetual preferred stock not qualifying for Tier 1 Capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of the allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2011, the Company’s Tier 1 and Total Capital ratios were 11.48% and 13.59%, respectively.

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

With the passage of The Interstate Banking and Branching Efficiency Act of 1994, adequately capitalized and managed bank holding companies are permitted to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. Beginning June 1, 1997, federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that mergers may not be approved with respect to banks located in states that, before June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. The legislation further provides that a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits in the relevant state. States have the right to adopt legislation to lower the 30% limit. Additional provisions require that interstate activities conform to the Community Reinvestment Act.

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

Hancock Bank is subject to regulation and periodic examinations by the FDIC and the State of Mississippi Department of Banking and Consumer Finance. Whitney Bank is subject to regulation and periodic examinations by the FDIC and the Office of Financial Institutions, State of Louisiana. These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations. These examinations are designed for the protection of the Banks’ depositors, rather than their stockholders. In addition to these regular examinations, the Company and the Banks must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

The Company is required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) has removed many limitations on the Federal Reserve Board’s authority to make examinations of banks that are subsidiaries of bank holding companies. Under the Dodd-Frank Act, the Federal Reserve Board will generally be permitted to examine bank holding companies and their subsidiaries, provided that the Federal Reserve Board must rely on reports submitted directly by the institution and examination reports of the appropriate regulators (such as the FDIC and the Banking Department) to the fullest extent possible; must provide reasonable notice to, and consult with, the appropriate regulators before commencing an examination of a bank holding company subsidiary; and, to the fullest extent possible, must avoid duplication of examination activities, reporting requirements, and requests for information.

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

The Banks are members of the FDIC, and their deposits are insured as provided by law by the Deposit Insurance Fund, or the DIF. The deposits of the Banks are insured up to applicable limits and the Banks are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

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

The Dodd-Frank Act changed the method of calculation for FDIC insurance assessments. Under the previous system, the assessment base was domestic deposits minus a few allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments are to be calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity. In addition to providing for the required change in assessment base, the FDIC’s final deposit insurance regulations implementing the Dodd-Frank provisions eliminated the assessment adjustments based on unsecured debt, secured liabilities, and brokered deposits; added a new adjustment for holding unsecured debt issued by another insured depository institution; and lowered the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes.

Beginning April 1, 2011, the base assessment rates ranged from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The adjustments included (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; and (2) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.

The enactment of the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. However, with the passage of the Dodd-Frank Act, this increase in the basic coverage limit has been made permanent.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”). The final rule was adopted on November 21, 2008. The FDIC stated that its purpose was to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of 31 days or greater of banks, thrifts, and certain holding companies (the “Debt Guarantee Program”), and by providing full coverage of non-interest-bearing transaction accounts, as well as certain low-interest NOW accounts and IOLTA accounts, regardless of dollar amount (the “Transaction Account Guarantee Program”). Inclusion in the program was voluntary. Institutions participating in the Debt Guarantee Program are assessed fees based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee structure. The fee ranged from 50 basis points on debt of 180 days or less to a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. For institutions participating in the Transaction Account Guarantee Program, a 10-basis point surcharge was added to the institution’s current insurance assessment in order to fully cover all transaction accounts. The Banks did not elect to participate in the Debt Guaranty Program but did elect to participate in the Transaction Account Guarantee Program.

The Transaction Account Guarantee Program was set to expire on December 31, 2010. However, with the passage of the Dodd-Frank Act, the insurance coverage provided under the Transaction Account Guarantee Program has in effect been extended until December 31, 2012, with some changes. Perhaps the most significant differences between the current version of the Transaction Account Guarantee Program and the Dodd-Frank extension of the program are (i) that all banks are required to participate in the new coverage, with no opt-out available, (ii) that interest-bearing NOW accounts no longer benefit from the unlimited insurance coverage effective January 1, 2011 (although IOLTA accounts continue to benefit from the unlimited coverage) and (iii) that the surcharge was eliminated.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) subjects banks and bank holding companies to increased regulation and supervision, including a new regulatory emphasis linking supervision to bank capital levels. Also, federal banking regulators are required to take prompt regulatory action with respect to depository institutions that fall below specified capital levels and to draft non-capital regulatory measures to assure bank safety.

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

In addition to regulating capital, the FDIC has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC has adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank, like Hancock Bank and Whitney Bank.

Although Hancock Bank and Whitney Bank are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds for the Banks. The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $71 million, or, if the aggregate of such accounts exceeds $71 million, 10% of the total in excess of $71 million. This regulation is subject to an exemption from reserve requirements on $11.5 million of an institution’s transaction accounts.

The Financial Services Modernization Act also permits national banks, and through state parity statutes, state banks, to engage in expanded activities through the formation of financial subsidiaries. A state bank may have a subsidiary engaged in any activity authorized for state banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, each of which activity may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

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

In 2001, the USA Patriot Act was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. Government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury purchases debt or equity securities from participating institutions. The TARP also may include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. On November 13, 2008, following a thorough evaluation and analysis, the Company announced it would decline the Treasury’s invitation to participate in the CPP. Whitney participated in the TARP program, but the preferred stock issued to Treasury was subsequently purchased and retired by Hancock in conjunction with the acquisition.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the Company or the U.S. and global financial markets.

Recent Developments

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system, including the passage of EESA (discussed above), the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve Board to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage. The new administration and Congress have pursued additional initiatives in an effort to stimulate the economy and stabilize the financial markets, including the enactment of the American Recovery and Reinvestment Act of 2010, and have altered the terms of some previously announced policies.

The enactment of the Dodd-Frank Act will likely result in increased regulation of the financial services industry. Provisions likely to affect the activities of the Company and the Banks include, without limitation, the following:

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

•

Establishment of the Consumer Financial Protection Bureau (CFPB). The CFPB will be housed within the Federal Reserve and, in consultation with the Federal banking agencies, will make rules relating to consumer protection. The CFPB has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act (or RESPA), the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. On January 4, 2012 President Obama named the first Director of the CFPB by way of recess appointment.

•

Risk-retention rule. Banks originating loans for sale on the secondary market or securitization must retain 5% of any loan they sell or securitize, except for mortgages that meet low-risk standards to be developed by regulators.

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

The Dodd-Frank Act contains 16 different titles, is over 800 pages long, and calls for the completion of dozens of studies and reports and hundreds of new regulations. The information provided herein regarding the effect of the Dodd-Frank Act is intended merely for illustration and is not exhaustive, as the full impact of the legislation on banks and bank holding companies is still being studied and in any event cannot be fully known until the completion of new federal agency rulemakings over the next few years. Interested shareholders should refer directly to the Dodd-Frank Act itself for additional information.

The Dodd-Frank Act is one of a number of legislative initiatives that have been proposed in recent years due to the national and global financial crisis. It is not possible to predict whether any other similar legislation may be adopted that would significantly affect the operations and performance of the Company and the Banks.

Regulation E

On November 12, 2009, the Federal Reserve issued amendments to Regulation E which implements the Electronic Fund Transfer Act. The rules became effective on July 1, 2010 for new bank customers and August 16, 2010 for existing customers. These amendments prohibit banks from charging an overdraft fee for non-recurring debit card transactions (specifically, point-of-sale and ATM transactions) that overdraw a consumer’s account unless the consumer affirmatively consents, or “opts-in,” to the bank’s payment of overdrafts for those transactions. The Bank does not pay such transactions unless the consumer affirmatively elects, or “opts-in,” to have the Bank do so.

Debit Interchange Fees

Effective June 29, 2011, the Federal Reserve issued a final rule to implement the “Durbin Amendment” to the Dodd-Frank Act of 2010. The rule included standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to credit card companies and card-issuing banks like us for processing electronic payment transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The rule further allows for an upward adjustment of 1 cent to the interchange fee if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve.

In addition, the legislation prohibits card issuers and networks from entering into exclusive arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing. The limits that the Dodd-Frank Act and Federal Reserve rules place on debit interchange fees will significantly reduce our debit card interchange revenues. The rule became effective October 1, 2011. The initial phase of implementation reduced Hancock’s revenue by approximately $2.5 million in the fourth quarter of 2011. Hancock projects that, when fully implemented in 2012, the rule will cause a further revenue reduction of approximately $2.0 million per quarter.

Summary

The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Banks. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

It is not known whether the above acts and regulations will have any material effect on the Company’s operations. However, increased regulation will generally result in increased legal and compliance expense.

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

A substantial portion of our loan portfolio is secured by real estate. If the economy deteriorated and depressed real estate values beyond a certain point, the collateral value of the portfolio and the revenue stream from those loans could come under stress and possibly require additional provision to the allowance for loan losses. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impinged, causing additional losses.

Difficult market conditions have adversely affected the industry in which we operate.

The capital and credit markets have been experiencing volatility and disruption. Dramatic declines in the housing market, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we may face the following risks in connection with these events:

•

We may expect to face increased regulation of our industry, including as a result of the Emergency Economic Stabilization Act of 2008 (EESA) and the Dodd-Frank Act. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law in response to the current crisis in the financial sector. The U.S. Department of the Treasury and banking regulators implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We are subject to a risk of rapid and significant changes in market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2011, net interest income made up 72% of our revenue. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could adversely affect the valuation of our assets and liabilities.

At present, our one-year interest rate sensitivity position is asset sensitive, such that a gradual increase in interest rates during the next twelve months should have a positive impact on net interest income during that period. However, as with most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates. A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread.

Certain changes in interest rates, inflation, deflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently.

Loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our securities portfolio lowering interest earnings from those investments. An underperforming stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues; in addition, wealth management fees associated with managed securities portfolios could also be adversely affected. An unanticipated increase in inflation could cause our operating costs related to salaries and benefits, technology, and supplies to increase at a faster pace than revenues.

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

The results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, we cannot predict the potential impact of future changes in interest rates, deposit levels, loan demand on our business and earnings. Furthermore, the actions of the United States government and other governments may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

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

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated loan losses based on a number of factors. We believe that our current allowance for loan losses is adequate. However, if our assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

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

We intend to use the proceeds of offerings for general corporate purposes, including for possible acquisition opportunities that may become available or to establish de novo branches. There can be no assurances that suitable acquisition opportunities may become available, or that we will be able to successfully complete any such acquisitions. We may use the proceeds only to focus on sustaining our organic, or internal, growth, or for other purposes. In addition, we may choose to use all or a portion of the proceeds to support our capital. We retain broad discretion over the use of the proceeds from offerings and may use them for purposes other than those contemplated at the time of this offering. You may not agree with the ways we decide to use proceeds, and our use of the proceeds may not yield any profits.

We engage in acquisitions of other businesses from time to time, including FDIC-assisted acquisitions. These acquisitions may not produce revenue or earnings enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

On occasion, we will engage in acquisitions of other businesses, such as the acquisition of Whitney Holding Corporation completed on June 4, 2011. Difficulty in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, or other anticipated benefits from any acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. We are likely to need to make additional investment in equipment and personnel to manage higher asset levels and loan balances as a result of any significant acquisition, which may adversely impact our earnings. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

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

We may face significant challenges in integrating Whitney Holding Corporation operations in our operations in a timely and efficient manner and in retaining Whitney personnel. Achieving the anticipated cost savings and financial benefits of the merger will depend on part on whether we integrate Whitney’s businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. In addition, the integration of certain operations will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the market price of Hancock common stock.

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

We are subject to the regulations of the Securities and Exchange Commission (“SEC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Mississippi Department of Banking and Consumer Finance, the Louisiana Office of Financial Institutions and the Mississippi Department of Insurance. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various Federal and State laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans, including ability to branch, offer certain products, or execute existing or planned business strategies.

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

Our ability to deliver and pay dividends depends primarily upon the results of operations of our subsidiaries.

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

Our amended articles of incorporation and bylaws contain provisions that make it more difficult for a third party to acquire us (even if doing so might be beneficial to our stockholders) and for holders of our securities to receive any related takeover premium for their securities. In addition, under our Shareholder Rights Plan, “rights” are issued to all Hancock common shareholders that, if activated upon an attempted unfriendly acquisition, would allow our shareholders to buy our common stock at a reduced price, thereby minimizing the risk of any potential hostile takeover.

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

In response to recent market disruptions, legislators and financial regulators have taken a number of steps to stabilize the financial markets. These steps include the enactment and partial implementation of the Emergency Economic Stabilization Act of 2008, the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve Board to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage. The administration and Congress have pursued additional initiatives in an effort to stimulate the economy and stabilize the financial markets, including the enactment of the American Recovery and Reinvestment Act of 2010, and have altered the terms of some previously announced policies.

President Obama signed into law the Dodd-Frank Act, which provides for sweeping changes to financial sector regulation and oversight, including new substantive authorities and practices in government regulation and supervision, and a restructuring of the regulatory system, including the creation of new federal agencies, offices, and councils. See “Recent Developments” under “SUPERVISION AND REGULATION” above.

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

The Dodd-Frank Act changed the method of calculation for FDIC insurance assessments. Under the previous system, the assessment base was domestic deposits minus a few allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments are to be calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity. For more information regarding the implementation of the Dodd-Frank Act provisions, see the section on “Bank Regulation” in the earlier discussion of “Supervision and Regulation” in Item 1.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s main office, which is the holding company and Hancock Bank headquarters, is located at One Hancock Plaza, in Gulfport, Mississippi. The Whitney Bank main office is located in downtown New Orleans, Louisiana. The Banks make portions of its main office facilities and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to the Company’s overall operations.

The Company operates over 300 full service banking and financial services offices and almost 400 automated teller machines across south Mississippi, Louisiana, South Alabama, Florida and Texas. The Company owns approximately 41% of these facilities, and the remaining banking facilities are subject to leases, each of which management considers reasonable and appropriate for its location. Management ensures that all properties, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, or possible sales.

The Banks and subsidiaries of the Banks hold a variety of property interests acquired through the years in settlement of loans.

ITEM 3.	LEGAL PROCEEDINGS

On January 7, 2011, a shareholder of Whitney filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana captioned De LaPouyade v. Whitney Holding Corporation, et al., No. 11-189, naming Whitney and members of Whitney’s board of directors as defendants. This lawsuit is purportedly brought on behalf of a putative class of Whitney’s common shareholders and seeks a declaration that it is properly maintainable as a class action. The lawsuit alleges that Whitney’s directors breached their fiduciary duties and/or violated Louisiana state law and that Whitney aided and abetted those alleged breaches of fiduciary duty by, among other things, (a) agreeing to consideration that undervalues Whitney, (b) agreeing to deal protection devices that preclude a fair sales process, (c) engaging in self-dealing, and (d) failing to protect against conflicts of interest. Among other relief, the plaintiff sought to enjoin the merger. The parties have reached a settlement in principle.

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

Whitney Bank is a defendant in a class action lawsuit (Angelique LaCour v. Whitney Bank, D. (M.D. Fla.)) alleging that it improperly assessed overdraft fees on consumer and business deposit accounts owned by persons and entities that maintained those accounts, within the class period, at Whitney National Bank, or any of the entities that it acquired during the class period before its merger with Hancock Bank of Louisiana, due to the order in which it posted or processed debit card transactions against such deposit accounts. Plaintiff alleges that these posting practices resulted in excessive overdraft fees being imposed by the Company. While the Company admits no wrong doing, in order to fully and finally resolve the litigation and avoid the significant costs and expenses that would be involved in defending the case as well as the distraction caused by the litigation, Whitney Bank has entered into an agreement in principal whereby Whitney would pay the sum of $6.8 million in exchange for a full and complete release of all claims brought in the pending action. The proposed settlement is contingent on several factors, including final court approval and sufficient class participation. The Company establishes a liability for contingent litigation losses for any legal matter when payments associated with the claims become probable and the costs can be reasonably estimated. The Company accrued for the proposed settlement in the 4th quarter of 2011.

The Company is party to various other legal proceedings arising in the ordinary course of business. Based on current knowledge, management does not believe that loss contingencies, if any, arising from other pending litigation and regulatory matters, including the litigation matters described above, will have a material adverse effect on the consolidated financial position or liquidity of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market under the ticker symbol “HBHC”. The following table sets forth the high and low sale prices of the Company’s common stock as reported on the NASDAQ Global Select Market. These prices do not reflect retail mark-ups, mark-downs or commissions.

	High Sale	Low Sale	Cash Dividends Paid
2011
4th quarter	$33.72	$25.38	$0.24
3rd quarter	33.25	25.61	0.24
2nd quarter	34.57	30.04	0.24
1st quarter	35.68	30.67	0.24

2010
4th quarter	$37.26	$28.88	$0.24
3rd quarter	35.40	26.82	0.24
2nd quarter	43.90	33.27	0.24
1st quarter	45.86	38.23	0.24

There were 10,814 registered shareholders and approximately 42,000 beneficial holders of the Company’s common stock at February 1, 2012 and 84,749,038 shares outstanding. On February 1, 2012, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Global Select Market were $34.22 and $33.33, respectively.

The principal source of funds to the Company to pay cash dividends is the dividends received from Hancock Bank, Gulfport, Mississippi, and Whitney Bank, New Orleans, Louisiana. Consequently, dividends are dependent upon earnings, capital needs, regulatory policies and statutory limitations affecting the banks. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid to the Company by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Whitney Bank are subject to approval by the Commissioner for Financial Institutions of the State of Louisiana. The Company’s management does not expect regulatory restrictions to affect its policy of paying cash dividends. Although no assurance can be given that Hancock Holding Company will continue to declare and pay regular quarterly cash dividends on its common stock, the Company has paid regular cash dividends since 1937.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference into such filing.

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2006 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

Issuer Purchases of Equity Securities

There are a maximum of 2,982,700 shares that may be purchased under the buy-back program approved in 2007. No shares were purchased by the issuer or any affiliated purchaser in 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,059,436	$37.93	4,384,108
Equity compensation plans not approved by security holders	—	—	—
Total	1,059,436	$37.93	4,384,108

(1)

The total shown in column (a) does not include securities to be issued upon the exercise of options that were assumed by the Company in the acquisition of Whitney Holding Corporation. At December 31, 2011, 403,319 Whitney options were outstanding with a weighted-average exercise price of $61.83.

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

	At and For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Period-End Balance Sheet Data:
Loans, net of unearned income	$11,177,026	$4,957,164	$5,114,175	$4,249,290	$3,596,557
Loans held for sale	72,378	21,866	36,112	22,290	18,957
Securities	4,496,900	1,488,885	1,611,327	1,680,096	1,668,583
Short-term investments	1,184,419	639,164	797,262	549,416	126,281

Total earning assets	16,930,723	7,107,079	7,558,876	6,501,092	5,410,378

Allowance for loan losses	124,881	81,997	66,050	61,725	47,123
Other assets	2,968,254	1,113,245	1,204,257	727,887	692,724

Total assets	19,774,096	8,138,327	8,697,083	7,167,254	6,055,979

Noninterest bearing deposits	5,516,336	1,127,246	1,073,341	962,886	907,874
Interest bearing deposits	10,197,243	5,648,473	6,122,471	4,968,051	4,101,660

Total deposits	15,713,579	6,775,719	7,195,812	5,930,937	5,009,534
Other borrowed funds	1,415,694	388,352	516,183	506,570	376,497
Other liabilities	277,660	117,708	147,425	120,248	115,761
Common stockholders’ equity	2,367,163	856,548	837,663	609,499	554,187

Total liabilities & common stockholders’ equity	$19,774,096	$8,138,327	$8,697,083	$7,167,254	$6,055,979

Average Balance Sheet Data:
Loans, net of unearned income	$8,514,021	$5,005,753	$4,310,120	$3,873,908	$3,428,009
Securities	3,074,373	1,559,019	1,559,570	1,742,130	1,725,895
Short-term investments	955,325	698,042	497,048	175,891	117,158

Total earning assets	12,543,719	7,262,814	6,366,738	5,791,929	5,271,062
Allowance for loan losses	102,784	73,190	63,450	53,354	46,443
Other assets	2,281,136	1,236,610	796,479	687,814	627,270

Total assets	14,722,071	8,426,234	7,099,767	6,426,389	5,851,889

Noninterest bearing deposits	3,400,064	1,076,829	935,985	876,669	927,656
Interest bearing deposits	8,316,489	5,840,669	4,761,614	4,305,738	4,001,520

Total deposits	11,716,553	6,917,498	5,697,599	5,182,407	4,929,176
Other borrowed funds	1,000,998	515,626	613,523	554,898	228,010
Other liabilities	203,403	127,400	114,270	104,279	132,320
Common stockholders’ equity	1,801,117	865,710	674,375	584,805	562,383

Total liabilities & common stockholders’ equity	$14,722,071	$8,426,234	$7,099,767	$6,426,389	$5,851,889

	At and For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Performance Ratios:
Return on average assets	0.52%	0.62%	1.05%	1.02%	1.26%
Return on average assets—operating (a)	0.90%	0.64%	0.79%	0.97%	1.26%
Return on average common equity	4.26%	6.03%	11.09%	11.18%	13.14%
Return on average common equity—operating (a)	7.40%	6.27%	8.36%	10.64%	13.10%
Earning asset yield (tax equivalent—te)	4.83%	5.01%	5.27%	5.97%	6.74%
Total cost of funds	0.57%	1.13%	1.50%	2.17%	2.66%
Net interest margin(te)	4.25%	3.88%	3.78%	3.80%	4.08%
Noninterest income excluding bargain purchase gain on acquisition and securities transactions as a percent of total revenue(te)	27.91%	32.69%	33.95%	35.86%	35.89%
Efficiency ratio (a)	66.35%	65.24%	62.71%	61.84%	64.13%
Average loan/deposit ratio	72.67%	72.36%	75.65%	74.75%	69.55%
FTE employees (period-end)	4,745	2,271	2,240	1,952	1,888

Capital Ratios:
Common stockholders’ equity to total assets	11.97%	10.52%	9.63%	8.50%	9.15%
Tangible common equity to total assets	7.96%	9.69%	8.81%	7.62%	8.08%
Tier 1 leverage (b)	8.17%	9.65%	10.60%	8.06%	8.51%

Asset Quality Information:
Non-accrual loans	$99,128	$112,274	$86,555	$29,976	$13,067
Restructured loans (c)	18,145	12,641	—	—	—

Total non-performing loans	117,273	124,915	86,555	29,976	13,067

Foreclosed assets	159,751	33,277	14,336	5,360	2,297

Total non-performing assets	$277,024	$158,192	$100,891	$35,336	$15,364

Non-performing assets to loans plus other real estate	2.44%	3.17%	1.97%	0.83%	0.43%
Accruing loans 90 days past due (d)	$5,880	$1,492	$11,647	$11,005	$4,154
Accruing loans 90 days past due as a percent of loans	0.05%	0.03%	0.23%	0.26%	0.11%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	2.50%	3.19%	2.19%	1.09%	0.54%
Net charge-offs—non-covered	$33,804	$50,682	$50,265	$22,183	$7,242
Net charge-offs—covered	$11,475	$—	$—	$—	$—
Net charge-offs—non-covered to average loans	0.40%	1.01%	1.17%	0.57%	0.21%
Allowance for loan losses	$124,881	$81,997	$66,050	$61,725	$47,123
Allowance for loan losses to period-end loans	1.12%	1.65%	1.29%	1.45%	1.31%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	101.00%	51.35%	58.69%	133.16%	241.43%

(a)	Excludes tax-effected merger related expenses, bargain purchase gain on acquisition and securities transactions. The efficiency ratio also excludes amortization of purchased intangibles.

(b)	Calculated as Tier 1 capital divided by average total assets.

(c)	Included in restructured loans are $4.1 million and $8.7 million of non-accrual loans at December 31, 2011 and December 31, 2010, respectively.

(d)

Non-accrual loans and accruing loans past due 90 days or more do not include purchased impaired loans which were written down to their fair value upon acquisition and accrete interest income over the remaining life of the loan.

	At and For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollar amounts in thousands)
Supplemental Asset Quality Information (excluding covered assets and acquired loans) (1)
Non-accrual loans (2) (3)	$79,164	$66,988	$30,978	$29,976	$13,067
Restructured loans	18,145	12,641	—	—	—

Total non-performing loans	97,309	79,629	30,978	29,976	13,067
Foreclosed assets (4)	115,769	17,595	14,336	5,360	2,297

Total non-performing assets	$213,078	$97,224	$45,314	$35,336	$15,364

Non-performing assets as a percent of loans and foreclosed assets	4.26%	2.33%	1.08%	0.83%	0.43%
Accruing loans 90 days past due	$4,871	$1,492	$11,647	$11,005	$4,154
Accruing loans 90 days past due as a percent of loans	0.10%	0.04%	0.23%	0.26%	0.11%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	4.36%	2.37%	1.36%	1.09%	0.54%
Allowance for loan losses (5)	$83,246	$81,325	$66,050	$61,725	$47,123
Allowance for loan losses as a percent of period-end loans	1.70%	1.96%	1.29%	1.45%	1.31%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	81.47%	100.25%	154.96%	150.62%	273.64%

(1)

Covered and acquired loans are considered to be performing due to the application of the accretion method under acquisition accounting. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Certain acquired loans and foreclosed assets are also covered under FDIC loss sharing agreements, which provide considerable protection against credit risk. Due to the protection of loss sharing agreements and the impact of acquisition accounting, management has excluded acquired loans and covered assets from this table to provide comparability to prior periods and better perspective into asset quality trends.

(2)

Excludes acquired covered loans not accounted for under the accretion method of $18,846, $45,286 and $55,577 for the years 2011, 2010 and 2009. These loans are accounted for under the cost recovery method. There were no acquired covered loans in 2008 or 2007.

(3)

Excludes non-covered acquired loans at fair value not accounted for under the accretion method of $1,117 for the year ended December 31, 2011. There were no non-covered acquired loans in earlier periods.

(4)

Excludes covered foreclosed assets of $43,982 and $15,682 for 2011 and 2010, respectively. There were no covered foreclosed assets in earlier periods. On June 4, 2011 Hancock acquired $87,895 of foreclosed assets in the Whitney merger.

(5)	Excludes impairment recorded on covered acquired loans of $41,634 and $672 in 2011 and 2010. There was no impairment recorded on covered acquired loans in earlier periods.

	At and For the Years Ended December 31,
	2011	2010	2009	2008	2007
Income Statement:
Interest income	$592,204	$352,558	$323,727	$335,437	$345,697
Interest income (TE)	604,130	364,385	335,787	345,891	355,236
Interest expense	70,971	82,345	95,300	126,002	140,236

Net interest income (TE)	533,159	282,040	240,487	219,889	215,000
Provision for loan losses	38,732	65,991	54,590	36,785	7,593
Noninterest income excluding securities transactions	206,426	136,949	157,258	122,953	120,378
Securities transactions gains/(losses)	(91)	—	69	4,825	308
Noninterest expense excluding amortization of intangibles	577,463	276,532	232,053	212,011	215,092
Amortization of intangibles	16,551	2,728	1,417	1,432	1,651

Income before income taxes	94,823	61,911	97,694	86,985	101,811
Income tax expense	18,064	9,705	22,919	21,619	27,919

Net income	$76,759	$52,206	$74,775	$65,366	$73,892

Bargain purchase gain	—	—	(33,623)	—	—
Merger-related expenses	86,762	3,167	3,682	—	—
Securities transactions gains/(losses)	(91)	—	69	4,825	308
Taxes on adjustments	30,398	1,108	(11,587)	(1,689)	(108)

Operating income (a)	$133,214	$54,265	$56,352	$62,230	$73,692

(a)

Net income less tax-effected merger costs, bargain purchase gain on acquisition and securities gains/losses. Management believes that this a useful financial measure because it enables investors to assess ongoing operations.

	At and For the Years Ended December 31,
	2011	2010	2009	2008	2007
Per Common Share Data:
Earnings per share:
Basic earnings per share	$1.16	$1.41	$2.28	$2.07	$2.30
Diluted earnings per share	1.15	1.40	2.26	2.04	2.26
Operating earnings per share: (a)
Basic operating earnings per share	$2.03	$1.47	$1.72	$1.98	$2.30
Diluted operating earnings per share	2.02	1.46	1.71	1.95	2.26
Cash dividends paid	0.96	0.96	0.96	0.96	0.96
Book value (period end)	27.95	23.22	22.74	19.18	17.71
Weighted average number of shares outstanding (000s)
Basic	65,590	36,876	32,747	31,491	32,000
Diluted (b)	66,070	37,054	32,934	31,883	32,545

Period end number of shares outstanding (000s)	84,705	36,893	36,840	31,877	31,295
Market data:
High sales price	$35.68	$45.86	$45.56	$68.42	$54.09
Low sales price	$25.38	$26.82	$22.51	$33.34	$32.78
Period-end closing price	$31.97	$34.86	$43.81	$45.46	$38.20
Trading volume (000s) ( c)	137,360	50,102	66,346	73,843	48,169

(a)	Excludes tax-effected merger related expenses, bargain purchase gain, and securities transactions.

(b)	Weighted-average anti-dilutive potential common shares totalled 680,611, for the twelve months ended December 31, 2011. There were no anti-dilutive potential common shares in earlier periods.

(c)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Holding Company and our subsidiaries during 2011 and selected prior periods. This discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this report, including the consolidated financial statements and related notes.

FORWARD-LOOKING STATEMENTS

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from management expectations. This discussion and analysis contains forward-looking statements and reflects management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. Hancock does not intend, and undertakes no obligations, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

EXECUTIVE OVERVIEW

On June 4, 2011, Hancock acquired all of the outstanding common stock of Whitney Holding Corporation (Whitney), the parent company of Whitney National Bank based in New Orleans, Louisiana, in a stock and cash transaction. Whitney common shareholders received 0.418 shares of Hancock common stock in exchange for each share of Whitney stock, resulting in Hancock issuing 40.8 million common shares at a fair value of $1.3 billion. Whitney’s preferred stock and common stock warrant issued under TARP were purchased by the Company for $307.7 million and retired as part of the merger transaction. In total, the purchase price was approximately $1.6 billion. The fair value of the assets acquired, excluding goodwill, totaled $11.2 billion, including $6.5 billion in loans, $2.4 billion of investment securities, and $224 million of identifiable intangibles. The fair value of the liabilities assumed was $10.1 billion, including $9.2 billion of deposits. In September 2011, seven Whitney Bank branches located on the Mississippi Gulf Coast with approximately $47 million in loans and $180 million in deposits were divested in order to resolve branch concentration concerns of the U.S. Department of Justice relating to the merger.

Net income for the year ended December 31, 2011 was $76.8 million, an increase of $24.6 million, or 47%, from 2010’s net income of $52.2 million. This increase was primarily due to the addition of the Whitney operations since the acquisition date, partially offset by merger-related expenses. Diluted earnings per share for 2011 was $1.15, a $0.25 decrease from 2010’s diluted earnings per share. Diluted earnings per share on operating income, which excludes tax effected merger-related expenses and securities gains and losses, was $2.02 for 2011 compared to $1.46 for 2010. Hancock’s return on average assets (ROA) for 2011 was 0.52% compared to 0.62% for 2010, while the operating ROA increased to 0.90% in 2011 from 0.64% in 2010.

The provision for loan losses was $38.7 million in 2011 compared to a provision of $66.0 million in the prior year. Net charge-offs for 2011 were $45.3 million, or $33.8 million, excluding net charge-offs on loans covered under FDIC loss-sharing agreements. Net charge-offs on non-covered loans was 0.40% percent of average loans. This compares to the net-charge off ratio of 1.01% in 2010. The allowance for loan losses increased to $124.9 million at December 31, 2011 from $82.0 million recorded at December 31, 2010. Substantially all of the $42.9 million increase came from additions to the allowance for covered loans. The determination of allowances for covered loans and other loans acquired with existing credit impairment is discussed in Note 1 to the consolidated financial statements.

With the Whitney acquisition, total assets increased $11.6 billion during 2011 to $19.8 billion at December 31, 2011. This included a $6.2 billion increase in total loans to $11.2 billion at December 31, 2011. In general, loan demand from the Company’s customer base continued to be restrained by economic conditions during 2011, although some improvement was noted toward the end of the year. Loan trends will continue to be impacted as expected by declines in the FDIC-covered portfolio acquired with People’s First at the end of 2009.

Excluding the impact of the Whitney’s deposit base, total deposits at December 31, 2011 were down slightly from December 31, 2010, reflecting in part the anticipated runoff of higher-rate time deposits acquired in the People’s First transaction. Including Whitney, noninterest-bearing demand deposits totaled $5.5 billion, or 35% of total deposits, at December 31, 2011, compared to $1.1 billion, or 17% of deposits, at the end of 2010. The increase reflects both the composition of the acquired Whitney deposit base as well as customers’ response to the continued low market rate environment.

Total stockholders’ equity increased $1.5 billion during 2011 to $2.4 billion at December 31, 2011, reflecting mainly both the value of the stock issued in the Whitney transaction as well as the capital that was raised in the Company’s public stock offering in March 2011. Hancock’s regulatory capital ratios and those of its subsidiary banks remain above levels required to be considered well capitalized for various regulatory purposes.

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

Net interest income (te) for 2011 totaled $533.2 million, almost double the $282.0 million earned in 2010. Earning assets in 2011 were up 71% over 2010, reflecting mainly the Whitney acquisition, and the net interest margin improved by 37 basis points to 4.25% in 2011. The net interest margin, which is the ratio of net interest income (te) to average earnings assets, is an important metric used by Hancock to manage net interest income.

The overall yield on earning assets decreased 19 basis points to 4.82% in 2011. Loan yields increased 11 basis points to 5.97% in 2011, while the yield on the investment portfolio declined 137 basis points from 2010. Positive adjustments to the yield earned on the acquired Whitney portfolio based on post-merger portfolio performance benefited the overall loan yield in 2011. Both the lower yields available on the reinvestment of repayments and maturities from the Company’s mainly fixed-rate investment portfolio, as well as the market yield on Whitney’s acquired investment portfolio at the acquisition date, contributed to the decrease in investment portfolio yield in 2011. The overall mix of average earning assets was relatively stable between 2011 and 2010, with loans comprising approximately 68% of the total in each year.

The overall cost of funding earning assets decreased 56 basis points to 0.57% in 2011. The overall rate paid on interest-bearing deposits was down 58 basis points from 2010 to 0.67% in 2011, reflecting mainly the impact of the sustained low rate environment on deposit rates and the expected runoff or re-pricing of higher rate time deposits from People’s First. There was a favorable shift in the mix of funding sources during 2011, related mainly to the composition of the acquired Whitney deposit base. Interest-free sources, including non-interest bearing demand deposits, funded 26% of average earnings assets in 2011 compared to 12% in 2010.

The impact of purchase accounting adjustments and the acquired deposit base should favorably affect the net interest margin in 2012. However, various factors could challenge our ability to increase net interest income and net interest margin. For example, continued weak loan demand will make it difficult to grow earning assets and maintain or increase the proportion of loans in the earning asset mix. The rates on many variable rate loans with rate floors currently exceed the underlying indexed market rates. This will limit the benefit to loan yields from any rise in market rates.

Net interest income (te) of $282.0 million in 2010 represented an increase of $41.6 million, or 17.3%, from 2009. Average earning assets increased 14.0% between these years, related mainly to the Peoples First acquisition in December 2009. The net interest margin increased 10 basis points between these periods, as a 36 basis point reduction in the overall cost of funds more than offset a 26 basis decline in the yield on earning assets. The decline in funding costs reflected mainly the impact of the low market rate environment on deposit rates, which declined 52 basis points between these periods. Loan yields were relatively stable in 2010 compared to 2009, but the re-pricing of investment securities in the low rate environment reduced the yield on the investment portfolio by 56 basis points. The mix of earnings assets and funding sources were both relatively stable between 2010 and 2009.

The factors contributing to the changes in net interest income (te) for 2011, 2010, and 2009 are presented in Tables 1 and 2 below. Table 1 shows average balances and related interest and rates. Table 2 details the effects of changes in balances (volume) and rate on net interest income in 2011 and 2010.

TABLE 1. Summary of Average Balance Sheets (w/Net Interest Income (te) & Interest Rates)(a)

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(In thousands)
Assets
Interest-Earnings Assets:
Loans (te) (b)	$8,514,021	$508,399	5.97%	$5,005,753	$293,933	5.86%	$4,310,120	$253,732	5.89%
U.S. Treasury securities	8,652	42	0.49	11,437	72	0.63	10,986	175	1.59
U.S. agency securities	277,509	5,628	2.03	152,268	3,964	2.60	165,725	6,778	4.09
CMOs	742,508	18,900	2.55	284,397	10,493	3.69	162,811	8,251	5.07
Mortgage-backed securities	1,772,212	55,572	3.14	905,212	42,350	4.68	1,029,860	51,553	5.01
Obligations of states and political subdivisions: taxable	57,496	3,060	5.32	61,605	2,919	4.74	56,414	2,493	4.42
nontaxable (te)	191,668	9,278	4.84	127,164	8,047	6.33	110,517	7,008	6.34
Other securities	24,328	1,120	4.60	16,936	856	5.05	23,257	1,323	5.33

Total investment in securities	3,074,373	93,600	3.04	1,559,019	68,701	4.41	1,559,570	77,581	4.97
Federal funds sold and short-term investments	955,325	2,131	0.22	698,042	1,750	0.25	497,048	4,475	0.90

Total interest- earning assets (te)	12,543,719	604,130	4.82%	7,262,814	364,384	5.01%	6,366,738	335,788	5.27%

Non-earning assets:
Other assets	2,281,136			1,236,610			796,479
Allowance for loan losses	(102,784)			(73,190)			(63,450)

Total assets	$14,722,071			$8,426,234			$7,099,767

Liabilities and Stockholder’s Equity
Interest-bearing Liabilities:
Interest-bearing transaction deposits	$4,194,758	8,789	0.21%	$1,940,470	9,013	0.46%	$1,486,438	7,264	0.49%
Time deposits	2,807,098	41,755	1.49	2,736,206	54,371	1.99	1,987,059	58,252	2.93
Public funds	1,314,633	5,147	0.39	1,163,993	9,519	0.82	1,288,117	18,797	1.46

Total interest-bearing deposits	8,316,489	55,691	0.67	5,840,669	72,903	1.25	4,761,614	84,313	1.77

Repurchase agreements	681,474	7,011	1.03	477,174	9,303	1.95	523,351	10,802	2.06
Other interest-bearing liabilities	114,571	165	0.14	37,947	172	0.45	89,463	167	0.19
Long-term debt	204,953	8,116	3.96	505	37	7.33	709	39	5.50
Capitalized Interest	—	(12)		—	(70)			(20)

Total interest- bearing liabilities	9,317,487	70,971	0.76	6,356,295	82,345	1.30%	5,375,137	95,301	1.77%

Non-interest bearing:
Demand deposits	3,400,064			1,076,829			935,985
Other liabilities	203,403			127,400			114,270
Stockholders’ equity	1,801,117			865,710			674,375

Total liabilities & stockholders’ equity	$14,722,071			$8,426,234			$7,099,767

Net interest income and margin (te)		$533,159	4.25%		$282,039	3.88%		$240,487	3.78%

Net earning assets and spread	$3,226,232		4.06%	$906,519		3.71%	$991,601		3.50%

Interest cost of funding earning assets			0.57%			1.13%			1.50%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

(b)	Includes nonaccrual loans and loans held for sale.

TABLE 2. Summary of Changes in Net Interest Income (te)(a)(b)

	2011 Compared to 2010			2010 Compared to 2009
	Due to Change in		Total Increase	Due to Change in		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest Income (te)
Loans(te)(c)	$209,576	$4,890	$214,466	$39,668	$533	$40,201

U.S. Treasury securities	(16)	(14)	(30)	7	(110)	(103)
U.S. agency securities	2,763	(1,099)	1,664	(516)	(2,298)	(2,814)
CMOs	10,928	(2,521)	8,407	4,937	(2,695)	2,242
Mortgage-backed securities	32,333	(19,111)	13,222	(5,974)	(3,229)	(9,203)
Obligations of states and political subdivisions:
Taxable	(192)	333	141	241	185	426
Nontaxable (te)	3,221	(1,990)	1,231	1,053	(14)	1,039
FHLB stock and other securities	370	(106)	264	(331)	(136)	(467)

Total investment in securities	49,407	(24,508)	24,899	(583)	(8,297)	(8,880)
Federal funds and short-term investments	541	(160)	381	1,341	(4,066)	(2,725)

Total interest income (te)	259,524	(19,778)	239,746	40,426	(11,830)	28,596

Interest-bearing transaction deposits	5,401	(5,625)	(224)	2,124	(375)	1,749
Time deposits	900	(13,516)	(12,616)	18,146	(22,027)	(3,881)
Public funds	1,211	(5,583)	(4,372)	(1,668)	(7,610)	(9,278)

Total interest-bearing deposits	7,512	(24,724)	(17,212)	18,602	(30,012)	(11,410)

Repurchase agreements	3,324	(5,616)	(2,292)	(920)	(579)	(1,499)
Other interest-bearing liabilities	304	(253)	51	(118)	72	(46)
Long-term debt	8,114	(35)	8,079	(13)	12	(1)

Total interest expense	19,254	(30,628)	(11,374)	17,551	(30,507)	(12,956)

Net interest income (te) variance	$240,270	$10,850	$251,120	$22,875	$18,677	$41,552

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

(b)

Amounts shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

(c)	Includes nonaccrual loans held for sale.

Provision for Loan Losses

The provision for loan losses was $38.7 million in 2011 compared to a provision of $66.0 million in the prior year. Net charge-offs for 2011 were $45.3 million, or $33.8 million excluding net charge-offs on loans covered under FDIC loss-sharing agreements. Non-covered net charge-offs were $50.7 million in 2010. The loans purchased in the 2009 acquisition of Peoples First Community Bank are covered by two loss share agreements between the FDIC and the Company which afford the Company significant loss protection. Net charge-offs on non-covered loans in 2011 was 0.40% of average loans. This compares to a net-charge off ratio of 1.01% in 2010. The allowance for loan losses increased to $124.9 million at December 31, 2011 from $82.0 million recorded at December 31, 2010. Substantially all of the $42.9 million increase came from additions to the allowance for covered loans, although the impact on provision expense was only $3.0 million net of the related increase in the loss share indemnification asset. The covered loan provision in 2010 was negligible. The determination of allowances for covered loans and other loans acquired with existing credit impairment is discussed in Note 1 to the consolidated financial statements.

The decrease in the provision for loan losses in 2011 was driven by a $16.9 million reduction in net charge offs on originated loans as well as a slowdown in the identification of new problem loans due to the stabilization of the national and local economies. The provision for loan losses reflects management’s assessment of the adequacy of the allowance for loan losses to absorb inherent losses in the loan portfolio. The amount of provision for each period is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, identified loan impairment, management’s assessment of the loan portfolio quality, the value of collateral, as well as, overall economic factors.

The allowance for loan losses as a percent of period-end loans was 1.12% at December 31, 2011 compared to 1.65% at December 31, 2010. The allowance calculated on the loan portfolio that excludes covered loans and loans acquired at fair value in the Whitney merger totaled $83.2 million, or 1.70% of this portfolio at December 31, 2011. These results compare to $81.3 million and 1.96%, respectively, for December 31, 2010.

The provision for loan losses in 2010 increased $11.4 million, or 21% over 2009. Major drivers of this increase were continued weakness in the local and national economies and increases in nonperforming loans. Net charge-offs were $50.7 million in 2010, up slightly from 2009. The allowance for loan losses as a percent of period-end loans was 1.65% in 2010 compared to 1.29% at December 31, 2009.

Noninterest Income

Noninterest income for 2011 totaled $206.3 million, or 51% higher than in 2010. Excluding the estimated impact of the acquired Whitney operations, noninterest income was up $10.0 million, or 7%. An $11.8 million increase in 2011 on the accretion of the FDIC indemnification asset related to the Peoples First loss sharing agreements was the most significant factor. Changes in accretion on the indemnification asset will occur as projected losses on the related covered loan portfolio are reforecast periodically. Table 3 presents a three-year analysis of the components of noninterest income along with the percentage changes between years for each component.

TABLE 3. Noninterest Income

	2011	% Change	2010	% Change	2009
	(In thousands)
Service charges on deposit accounts	$55,265	22%	$45,335	—%	$45,354
Trust fees	23,940	43	16,715	10	15,127
Bank card fees	28,879	93	14,941	33	11,252
Insurance commissions and fees	16,524	14	14,461	1	14,355
Investment and annuity fees	15,016	47	10,181	24	8,220
ATM fees	14,052	48	9,486	29	7,374
Secondary mortgage market operations	10,484	18	8,915	51	5,906
Income from bank owned life insurance	9,311	78	5,219	(6)	5,527
Letter of credit fees	4,193	189	1,451	11	1,309
Safe deposit box rental income	1,591	89	841	6	794
Gain on acquisition	—	n/m	—	(100)	33,623
Accretion of indemnification asset	16,689	241	4,890	n/m	—
Other income	10,483	132	4,514	(46)	8,417
Securities transactions gains, net	(91)	n/m	—	(100)	69

Total noninterest income	$206,336	51%	$136,949	(13)%	$157,327

n/m = Not meaningful

The Dodd-Frank Act that was signed into law in July 2010 represents a significant overhaul of many aspects of the regulation of the financial services industry and includes provisions that have had or likely will have an impact on the nature and pricing of services offered by the Banks and other financial services industry participants. The independent Consumer Financial Protection Bureau that was established under the Dodd-Frank Act has broad rulemaking, supervisory and enforcement authority over consumer financial products, including deposit products, residential mortgages, home-equity loans and credit cards. The Dodd-Frank Act directs applicable regulatory authorities to promulgate a large number of regulations implementing its provisions over time. The discussion of “Supervision and Regulation” located in Item 1 of this annual report on Form 10-K includes more detailed information on the provision of the Dodd-Frank Act.

The following discussion of changes in noninterest income for 2011 compared to 2010 excludes the estimated impact of acquired Whitney operations in 2011.

Income from service charges on deposit accounts was down $6.0 million, or 13%, mainly because of a decrease in overdraft and NSF fees related mainly to new consumer protection regulations implemented during the third quarter of 2010. Service charges include periodic account maintenance fees for both commercial and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

Bank card fees were stable between 2011 and 2010. Revenue from increased activity on cards issued under the Hancock name offset the effect of the sale of the People’s First credit card portfolio at year-end 2010. New limits on interchange rates went into effect in the fourth quarter of 2011 as part of the implementation of the Durbin amendment to the Dodd-Frank Act. Because of an exemption for smaller issuers, the new limits applied initially only to transactions on card accounts acquired with Whitney. When the limits are applied to all the Banks card accounts in 2012, the Company expects debit interchange income will decline by approximately $2 million per quarter compared to current levels.

Investment and annuity fees increased $2.5 million, or 24%, in 2011 mainly due to improved financial market conditions. Investment and annuity fees include stock brokerage and annuity sales as well as fixed-income securities transactions for correspondent banks and other commercial and personal customers.

ATM fees were up $2.1 million, or 22%, over 2010 due to increased activity and the full year effect of changes during 2010 to the fee structure for ATM transactions. Fee income generated by our secondary mortgage market operations decreased $2.4 million, or 27%, between 2011 and 2010. Refinancing as a result of the historically low rate environment peaked in 2010.

Excluding the $33.6 million purchase gain recognized on the acquisition of Peoples First in December 2009 and the $4.9 million accretion on the FDIC indemnification asset in 2010, total noninterest income in 2010 increased $8.4 million compared to the prior year. Bank card fees were up $3.7 million, or 33%, compared to 2009, due mainly to activity on Peoples First card accounts. Fee income generated by our secondary mortgage market operations increased $3.0 million, or 51%, reflecting strong refinancing activity in response to the historically low rate environment. Investment and annuity fees increased $2.0 million, or 24%, from 2009 to 2010 mainly due to improved market conditions. ATM fees rose $2.1 million, or 29%, over 2009 due to activity from the Peoples First customers and growth in our Mississippi and Louisiana markets.

Noninterest Expense

Noninterest expense for 2011 increased $314.8 million, or 113%, to $594.0 million, primarily due to the impact of the Whitney acquisition. Excluding merger-related expenses totaling $86.8 million in 2011 and $3.2 million in 2010 and approximately $213 million of expenses added in the Whitney acquisition, noninterest expense increased $17.8 million, or 6%. Table 4 presents an analysis of the components of noninterest expense for the years 2011, 2010, and 2009.

TABLE 4. Noninterest Expense

	2011	% Change	2010	% Change	2009
	(In thousands)
Employee compensation	$220,720	96%	$112,457	20%	$93,924
Employee benefits	51,922	76	29,558	15	25,765

Total personnel expense	272,642	92	142,015	19	119,689
Net occupancy expense	42,890	80	23,799	18	20,222
Equipment	16,972	61	10,512	7	9,849
Data processing expense	39,906	76	22,702	19	19,037
Professional services	29,029	91	15,184	38	11,038
Postage and communications	17,617	61	10,959	29	8,473
Advertising	11,729	54	7,600	46	5,189
Deposit insurance and regulatory fees	12,974	14	11,401	(9)	12,589
Amortization of intangible assets	16,551	507	2,728	93	1,417
Ad valorem and franchise taxes	5,330	49	3,568	(1)	3,621
Printing and supplies	5,040	131	2,186	15	1,899
Other real estate owned expense, net	6,910	54	4,475	230	1,357
Insurance expense	4,313	115	2,010	6	1,905
Merger-related expenses	86,762	n/m	3,167	n/m	3,682
Other expense	25,349	50	16,954	26	13,503

Total noninterest expense	$594,014	113%	$279,260	20%	$233,470

n/m = not meaningful

The components of merger-related expenses:

	2011	2010	2009
Personnel	$13,960	$27	$1,760
Net occupancy expense	330	4	118
Equipment	552	57	—
Data processing expense	3,163	944	6
Professional services expense	40,902	1,263	1,283
Postage and communications	897	60	1
Advertising	5,958	113	408
Printing and supplies	568	194	12
Insurance expense	3,177	—	—
Other expense	17,255	505	94

Total merger-related expenses	$86,762	$3,167	$3,682

The following discussion of noninterest expense for 2011 compared to 2010 excludes the effect of the Whitney acquisition in 2011.

Total personnel expense (excluding $114.3 million of Whitney expenses), increased $16.3 million, or 11%, in 2011 compared to the prior year. Employee compensation increased $13.1 million, or 12%, reflecting normal salary adjustments as well as additional incentive-based compensation and some strategic staff additions appropriate to the Company’s expanded scope of operations following the Whitney acquisition. Employee benefits expense was up $3.2 million, or 11%, including increases in both health and pension benefits. Employee compensation includes base salaries and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans. Employee benefits, in addition to payroll taxes, are the cost of providing health benefits for active and retired employees and the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan.

Deposit insurance and regulatory fees decreased $3.6 million, or 32%, in 2011. The implementation of a new deposit insurance assessment calculation method in 2011 had a favorable impact on the Banks’ premiums. This new method applies a bank’s risk-based rates to an assessment base defined as average assets less average tangible equity. Insurance expenses were up $2.2 million, mainly due to increases in officer and director liability costs resulting from increased limits associated with the expanded operations after the Whitney acquisition.

Excluding the impact of the Whitney acquisition, no significant trends were identified underlying the changes in other noninterest expense categories between 2011 and 2010.

Merger-related expenses include certain merger transaction costs, costs incurred to integrate operations and systems, personnel costs associated with severance and retention arrangements and various other nonrecurring costs directly attributable to the acquisition.

Total noninterest expense in 2010 increased $45.8 million, or 20%, compared to 2009. Almost all of this increase was related to the Peoples First operations acquired in December 2009.

Income Taxes

Income tax expense was $18.1 million in 2011, $9.7 million in 2010 and $22.9 million in 2009. Our effective income tax rate continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income and tax credits. The effective tax rates for 2011, 2010 and 2009 were 19%, 15% and 24%, respectively. Note 17 to the consolidated financial statements reconciles reported income tax expense to the amount determined by applying the statutory rate to income before income taxes.

SEGMENT REPORTING

The Company’s primary operating segments are divided into Hancock, Whitney, and Other. The Hancock segment coincides generally with the Company’s Hancock Bank subsidiary and the Whitney segment with its Whitney Bank subsidiary. Each Bank segment offers commercial, consumer and mortgage loans and deposit services. Although the Bank segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. On June 4, 2011, the Company completed its acquisition of Whitney Holding Corporation, the parent of Whitney National Bank. Whitney National Bank was merged into Hancock Bank of Louisiana, and the combined entity was renamed Whitney Bank. The “Other” segment includes activities of other consolidated subsidiaries that provide investment services, insurance agency services, insurance underwriting and various other services to third parties. Note 19 to the consolidated financial statements provide comparative financial information for the operating segments for 2011, 2010 and 2009. Net income in 2011 for the Hancock segment increased $21.2 million over 2010. Net interest income increased $14.3 million driven mainly by a lower cost of funds associated in part with the run-off or re-pricing of higher-cost time deposits in the Florida deposit base acquired with Peoples First. The provision for loan losses for the Hancock segment declined $20.6 million in 2011, reflecting the improvement in certain credit quality metrics and general economic conditions, as discussed earlier. The addition of Whitney National Bank’s operations drove the significant changes in the Whitney segment’s operating results and financial position in 2011 compared to 2010. After deducting merger-related expenses in excess of $80 million, however, net income for 2011 for the Whitney segment increased only $5.0 million over 2010.

BALANCE SHEET ANALYSIS

Securities Available for Sale

Our investment in securities was $4.5 billion at December 31, 2011, compared to $1.5 billion at December 31, 2010. At December 31, 2011, all securities were classified as available for sale. Average investment securities were $3.1 billion for 2011 and $1.6 for 2010. The increases in both period end and average investment securities were due mainly to the Whitney acquisition.

The vast majority of securities in our portfolio are fixed rate and there were no investments in securities of a single issuer, other than U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies that exceeded 10% of stockholders’ equity. We do not invest in subprime or “Alt A” home mortgage loans. The investments are classified as available for sale and are carried at fair value. Unrealized holding gains are excluded from net income and are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. At December 31, 2011, the average maturity of the portfolio was 3.69 years with an effective duration of 2.26 and an average yield of 3.22%.

Our securities portfolio is an important source of liquidity and earnings. A stated objective in managing the securities portfolio is to provide consistent liquidity to support balance sheet growth while providing a safe and consistent stream of earnings.

The amortized costs of securities classified as available for sale at December 31, 2011, 2010 and 2009, were as follows (in thousands):

TABLE 5. Securities by Type

	Years Ended December 31,
Available for sale securities	2011	2010	2009
U.S. Treasury	$150	$10,797	$11,869
U.S. government agencies	248,595	106,054	131,858
Municipal obligations	294,489	181,747	188,656
Mortgage-backed securities	2,422,891	761,704	1,076,708
CMOs	1,426,495	367,662	140,663
Other debt securities	4,517	14,329	15,578
Equity securities	4,208	3,428	1,071

	$4,401,345	$1,445,721	$1,566,403

The amortized cost, yield and fair value of debt securities at December 31, 2011, by contractual maturity, were as follows (in thousands):

TABLE 6. Securities Maturities by Type

Available for sale	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield
U.S. Treasury	$—	$150	$—	$—	$150	$164	4.65%
U.S. government agencies	230,083	18,512	—	—	248,595	249,903	2.43%
Municipal obligations	58,563	108,055	106,984	20,887	294,489	309,665	3.79%
Mortgage-backed securities	3	20,231	281,997	2,120,660	2,422,891	2,480,345	3.65%
CMOs	—	768,787	16,090	641,618	1,426,495	1,446,076	2.52%
Other debt securities	3,785	250	217	265	4,517	4,494	4.34%

	$292,434	$915,985	$405,288	$2,783,430	$4,397,137	$4,490,647	3.22%

Fair Value	$293,803	$934,279	$421,935	$2,840,630	$4,490,647

Weighted Average Yield	2.59%	1.83%	4.32%	3.60%	3.22%

Other Equity Securities					$4,208	$6,253	N/A

Total available for sale securities					$4,401,345	$4,496,900	3.22%

Loan Portfolio

With the Whitney acquisition, total loans increased $6.2 billion during 2011 to $11.2 billion at December 31, 2011. In general, loan demand from the Company’s customer base continued to be restrained by economic conditions during 2011, although some improvement was noted toward the end of the year. Loan trends will continue to be impacted by expected declines in the FDIC-covered portfolio acquired with People’s First at the end of 2009. The following table sets forth, for the periods indicated, the composition of our loan portfolio distinguished between loans originated, acquired and covered.

The following table sets forth, for the periods indicated, the composition of our loan portfolio:

Table 7. Loans Outstanding by Type

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Originated loans:
Commercial	$1,525,409	$1,046,431	$984,057	$1,011,942	$727,985
Construction	540,806	495,590	535,439	585,375	571,018
Real estate	1,259,757	1,231,414	1,162,838	1,083,828	898,535
Residential mortgage loans	487,147	366,183	395,946	427,545	389,684
Consumer loans	1,074,611	1,008,395	1,084,925	1,140,600	1,009,335

Total originated loans	$4,887,730	$4,148,013	$4,163,205	$4,249,290	$3,596,557

Acquired loans:
Commercial	$2,236,758	$—	$—	$—	$—
Construction	603,371	—	—	—	—
Real estate	1,656,515	—	—	—	—
Residential mortgage loans	734,669	—	—	—	—
Consumer loans	386,540	—	—	—	—

Total acquired loans	$5,617,853	$—	$—	$—	$—

Covered loans:
Commercial	$38,063	$35,190	$661	$—	$—
Construction	118,828	157,267	298,500	—	—
Real estate	82,651	181,873	179,416	—	—
Residential mortgage loans	285,682	293,506	343,953	—	—
Consumer loans	146,219	141,315	128,440	—	—

Total covered loans	$671,443	$809,151	$950,970	$—	$—

Total loans:
Commercial	$3,800,230	$1,081,621	$984,718	$1,011,942	$727,985
Construction	1,263,005	652,857	833,939	585,375	571,018
Real estate	2,998,923	1,413,287	1,342,254	1,083,828	898,535
Residential mortgage loans	1,507,498	659,689	739,899	427,545	389,684
Consumer loans	1,607,370	1,149,710	1,213,365	1,140,600	1,009,335

Total loans	$11,177,026	$4,957,164	$5,114,175	$4,249,290	$3,596,557

Originated loans include loans from legacy Hancock and loans newly originated from legacy Whitney locations since the acquisition in 2011. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011, including loans that were performing satisfactorily at the date (acquired performing) and loans acquired with evidence of credit deterioration (acquired impaired). Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. Certain differences in the accounting for originated loans and for acquired performing and acquired impaired loans (which include all Peoples First covered loans) are described in Note 1 to the consolidated financial statements.

Total originated loans increased $739.7 million from December 31, 2010 through year-end 2011 associated mainly with customers of legacy Whitney locations. Originated commercial loans were up $479.0 million, reflecting in part some improvement in overall loan demand across the Company’s market areas toward the end of 2011, seasonal demand from certain Whitney customers and new customer development. The Whitney acquisition brought with it a relatively large base of commercial customers and a team of experienced commercial lending officers.

The Company’s commercial base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers totaled approximately $600 million at December 31, 2011, the majority of which are with customers who provide transportation and other services and products to support exploration and production activities. The Banks lend mainly to middle-market and smaller commercial entities, although they do occasionally participate in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared-credits funded at December 31, 2011 totaled $630 million, of which $164 million was with O&G customers.

Originated construction loans, which include land development loans, and originated commercial real estate loans, which include loans on both income-producing and owner-occupied properties, increased a combined $73.6 million in 2011. Although the Banks seek and are funding new loans on construction and commercial real estate projects, the availability of creditworthy projects continues to be limited following the weak economic conditions in recent years and a severe downturn in parts of the real estate market. These conditions and the anticipated payoffs and scheduled payments on existing construction and commercial mortgage loans will limit the rate of growth in these portfolios. Approximately $1.6 billion of the total $3.0 billion in commercial real estate loans at December 31, 2011 is secured by properties used in the borrower’s business.

The $121.0 million increase in originated residential mortgage loans reflected mainly the incremental impact of Whitney lending operations since the acquisition date. The Banks originate both fixed-rate and adjustable-rate home loans, although most fixed-rate production is sold in the secondary mortgage market on a best-efforts basis.

The portfolio of acquired Whitney loans has decreased approximately $840 million since the acquisition date, with $220 million in the commercial category, $440 million in the construction and commercial real estate categories, and $180 million in the residential mortgage and consumer loan categories. The required divestiture of certain Whitney branches included approximately $47 million of loans. There were no significant trends underlying the reduction in the commercial category, although approximately $60 million of commercial relationships with identified credit issues prior to the acquisition date were successfully resolved post-acquisition. Reductions in the acquired construction and commercial real estate categories as well as the residential mortgage and consumer categories reflected mainly normal repayment and refinancing activity. Approximately $140 million of loans with pre-acquisition credit issues were paid off by the end of 2011.

The covered loan portfolio decreased $138 million reflecting normal repayments, charge-offs and foreclosures. The covered portfolio will continue to decline over the terms of the loss share agreements.

The following table shows average loans for each of the prior three years and the effective taxable-equivalent yield earned on each category presented.

Table 8. Average Loans

	Years Ended December 31,
	2011			2010			2009
	(In thousands)
	Balance	TE Yield	Mix	Balance	TE Yield	Mix	Balance	TE Yield	Mix
Total loans:
Commercial Loans	$2,590,707	4.90%	30.42%	$1,012,950	5.72%	20.24%	$1,007,030	5.33%	23.37%
Construction loans	1,022,344	6.04%	12.01%	712,818	4.21%	14.24%	578,563	4.81%	13.42%
Real estate loans	2,354,944	6.01%	27.66%	1,369,077	5.54%	27.35%	1,140,300	5.67%	26.46%
Residential mortgage loans	1,137,922	6.85%	13.37%	733,996	6.14%	14.66%	451,823	5.75%	10.48%
Consumer loans	1,408,104	6.98%	16.54%	1,176,912	7.21%	23.51%	1,132,404	7.14%	26.27%

Total loans	$8,514,021	5.97%	100.00%	$5,005,753	5.86%	100.00%	$4,310,120	5.89%	100.00%

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio:

Table 9. Loans Maturities by Type

	December 31, 2011 Maturity Range
	Within One Year	After One Through Five Years	After Five Years	Total
Total loans:
Commercial Loans:
Commercial	$1,913,917	$1,304,072	$582,241	$3,800,230
Construction	593,579	524,262	145,164	1,263,005
Real estate	593,439	2,025,110	380,374	2,998,923
Residential mortgage loans	132,316	364,392	1,010,790	1,507,498
Consumer loans	340,111	636,929	630,330	1,607,370

Total loans	$3,573,362	$4,854,765	$2,748,899	$11,177,026

The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is shown below:

TABLE 10. Loans Sensitivity to Changes in Interest Rates

	December 31, 2011
	Fixed rate	Floating rate	Total
	(In thousands)
Total loans:
Commercial Loans:
Commercial	$1,028,458	$857,855	$1,886,313
Construction	373,844	295,582	669,426
Real estate	1,548,756	856,728	2,405,484
Residential mortgage loans	779,556	595,626	1,375,182
Consumer loans	687,208	580,051	1,267,259

Total loans	$4,417,822	$3,185,842	$7,603,664

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

The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, troubled debt restructurings and real estate owned. Loans past due 90 days or more and still accruing are also disclosed:

TABLE 11. Non-performing Assets

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Total loans:
Loans accounted for on a non-accrual basis:
Commercial loans	$69,113	$83,994	$46,739	$25,510	$11,971
Commercial loans—restructured	4,142	8,302	—	—	—

Total Commercial loans	73,255	92,296	46,739	25,510	11,971

Residential mortgage loans	25,043	21,489	32,293	4,466	1,096
Residential mortgage loans—restructured	—	409	—	—	—

Total residential mortgage loans	25,043	21,898	32,293	4,466	1,096
Consumer loans	4,972	6,791	7,523	—	—

Total non-accrual loans	103,270	120,985	86,555	29,976	13,067

Restructured loans:
Commercial loans—non-accrual	4,142	8,302	—	—	—
Residential mortgage loans—non-accrual	—	409	—	—	—

Total restructured loans—non-accrual	4,142	8,711	—	—	—

Commercial loans—still accruing	12,812	3,301	—	—	—
Residential mortgage loans—still accruing	1,191	629	—	—	—

Total restructured loans—still accruing	14,003	3,930	—	—	—

Total restructured loans	18,145	12,641	—	—	—

Foreclosed assets	159,751	33,277	14,336	5,360	2,297
Total non-performing assets*	$277,024	$158,192	$100,891	$35,336	$15,364

Loans 90 days past due still accruing	$5,880	$1,492	$11,647	$11,005	$4,154

Ratios
Non-performing assets to loans plus foreclosed assets	2.44%	3.17%	1.97%	0.83%	0.43%
Allowance for loan losses to non-performing assets and accruing loans 90 days past due	44.14%	51.35%	58.69%	133.16%	241.43%
Loans 90 days past due still accruing to loans	0.05%	0.03%	0.23%	0.26%	0.11%

*	Includes total non-accrual loans, total restructured loans—still accruing and total foreclosed assets.

Total non-performing assets at December 31, 2011 were $277.0 million, an increase of $118.8 million, or 75%, from December 31, 2010. The main factor was an increase in foreclosed assets of $126.5 million, including foreclosures from loans on $95.1 million related to the Whitney acquisition and approximately $28.3 million from loans covered under FDIC loss-sharing agreements.

Non-accrual loans were $103.3 million at December 31, 2011, a decrease of $17.7 million from December 31, 2010. Covered and acquired loans accounted for in accordance with ASC 310-30 are considered to be performing due to the application of the accretion method. These loans are excluded from the above table due to their performing status. Certain covered loans accounted for using the cost recovery method or acquired loans accounted for in accordance with ASC 310-20 are disclosed as non-accrual loans. Covered loans accounted for using the cost recovery method totaled $18.8 million and $45.3 million at December 31, 2011 and 2010, respectively. Non-accrual acquired loans accounted for in accordance with ASC 310-20 totaled $1.1 million at December 31, 2011. Included in non-accrual loans is $4.1 million in restructured commercial loans.

Total troubled debt restructurings for the period were $18.1 million. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. The concessions involve paying interest only for a period of 6 to 12 months or extensions of maturity date. We do not typically lower the interest rate or forgive principal or interest as part of the loan modification. There have been no commitments to lend additional funds to any borrowers whose loans have been restructured. Troubled debt restructurings can involve loans remaining on non-accrual, moving to non-accrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. In accordance with accounting guidance, modified acquired credit-impaired loans are not removed from a pool even if the loans would otherwise be deemed troubled debt restructurings.

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

The amount of interest that would have been recorded on non-accrual loans had the loans not been classified as “non-accrual” was $4.9 million, $5.7 million, $2.0 million, $1.1 million and $0.05 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. Interest actually received on non-accrual loans at December 31, 2011 and 2010 was $1.1 million and $1.0 million, respectively, and for the years ended December 31, 2009, 2008 and 2007 was not material.

Certain loans that are 90 days or more past due as to interest or principal but are well secured and in the process of collection, are considered still accruing. Loans that are over 90 days past due but still accruing were $5.9 million at December 31, 2011 compared to $1.5 million at December 31, 2010. Acquired loans accounted for in accordance with ASC 310-20 that are 90 days or more past due and still accruing were $1.0 million at December 31, 2011. As mentioned above, non-accrual loans and accruing loans 90 days past due do not include acquired credit-impaired loans which were written down to their fair value at acquisition and accrete interest income over the remaining life of the loan.

Allowance for Loan and Lease Losses

Management, with Audit Committee oversight, is responsible for maintaining an effective loan review system, and internal controls, which include an effective risk rating system that identifies, monitors, and addresses asset quality problems in an accurate and timely manner. The allowance is evaluated for adequacy on at least a quarterly basis. For a discussion of this process, see Note 1 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K. We utilize quantitative methodologies to determine the adequacy of the allowance for loan and lease losses and are of the opinion that the allowance at December 31, 2011 is adequate.

At December 31, 2011, the allowance for loan losses was $124.9 million compared to $82.0 million at December 31, 2010, an increase of $42.9 million. The increase in the allowance for loan losses during 2011 is primarily attributed to a $52.4 million allowance on covered loans. The increase was offset by a $49.4 million increase in the FDIC loss share indemnification asset. The ratio of the allowance for loan losses as a percent of period-end loans was 1.12% at December 31, 2011 compared to 1.65% at December 31, 2010. The decrease in the allowance ratio is related to the addition of Whitney’s loan portfolio. Whitney’s allowance was not carried forward at acquisition. The ratio of the allowance for loan losses as a percent of period-end loans, excluding the acquired and covered portfolios, was 1.70% at December 31, 2011 compared to 1.96% at December 31, 2010. Additional asset quality metrics for the acquired (Whitney), covered (Peoples First) and originated (legacy Hancock plus newly originated) portfolios are included in Selected Financial Data.

Net charge-offs decreased to $45.3 million in 2011, as compared to $50.7 million in 2010. Overall, the allowance for loan losses was 101.0% of non-performing loans and accruing loans 90 days past due at year-end 2011 compared to 51.4% at year-end 2010.

The following table presents average net loans outstanding, both period-end and average, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off for 2011 and the preceding four years:

TABLE 12. Summary of Activity in the Allowance for Loan Losses

	At and For The Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net loans outstanding at end of period:
Non-covered	$10,505,583	$4,148,013	$4,163,235	$4,249,290	$3,596,557
Covered	671,443	809,151	950,940	—	—

Total net loans outstanding at end of period	$11,177,026	$4,957,164	$5,114,175	$4,249,290	$3,596,557

Average net loans outstanding:
Non-covered	$7,764,584	$4,138,007	$4,276,259	$3,873,908	$3,428,009
Covered	749,437	867,746	33,861	—	—

Total average net loans outstanding	$8,514,021	$5,005,753	$4,310,120	$3,873,908	$3,428,009

Balance of allowance for loan losses at beginning of period	$81,997	$66,050	$61,725	$47,123	$46,772

Loans charged-off:
Non-covered loans:
Commercial	$43,654	$39,393	$36,912	$12,996	$2,763
Residential mortgages	2,634	4,615	3,670	1,360	530
Consumer	12,500	14,258	14,333	13,051	11,159

Total non-covered charge-offs	$58,788	$58,266	$54,915	$27,407	$14,452

Covered loans:
Commercial	$11,100	$—	$—	$—	$—
Consumer	375	—	—	—	—

Total covered charge-offs	11,475	—	—	—	—

Total charge-offs	$70,263	$58,266	$54,915	$27,407	$14,452

Recoveries of loans previously charged-off:
Non-covered loans:
Commercial	$20,006	$3,491	$767	$1,036	$2,817
Residential mortgages	1,091	740	241	162	188
Consumer	3,887	3,353	3,642	4,026	4,205

Total recoveries	24,984	7,584	4,650	5,224	7,210

Net charge-offs—non-covered	33,804	50,682	50,265	22,183	7,242
Net charge-offs—covered	11,475	—	—	—	—

Total net charge-offs	45,279	50,682	50,265	22,183	7,242
Provision for loan losses, net (a)	38,732	65,991	54,590	36,785	7,593
Increase in indemnification asset (a)	49,431	638	—	—	—

Balance of allowance for loan losses at end of period	$124,881	$81,997	$66,050	$61,725	$47,123

Ratios:
Non-covered:
Gross charge-offs—non-covered to average loans	0.69%	1.16%	1.27%	0.71%	0.42%
Recoveries—non-covered to average loans	0.29%	0.15%	0.11%	0.13%	0.21%
Net charge-offs—non-covered to average loans	0.40%	1.01%	1.17%	0.57%	0.21%
Allowance for loan losses—non-covered to period-end net loans	0.75%	1.64%	1.29%	1.45%	1.31%
Net charge-offs—non-covered to period-end net loans	0.30%	1.02%	0.98%	0.52%	0.20%
Allowance for loan losses—non-covered to average loans	0.98%	1.62%	1.53%	1.59%	1.37%
Net charge-offs to loan loss allowance—non-covered	40.61%	62.32%	76.10%	35.94%	15.37%

Covered:
Gross charge-offs—covered to average loans	0.13%	0.00%	0.00%	0.00%	0.00%
Recoveries to average loans	0.00%	0.00%	0.00%	0.00%	0.00%
Net charge-offs—covered to average loans	0.13%	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses—covered to year end loans	0.37%	0.08%	0.00%	0.00%	0.00%
Net charge-offs—covered to period-end net loans	0.10%	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses—covered to average loans	0.49%	0.01%	0.00%	0.00%	0.00%
Net charge-offs to loan loss allowance—covered	27.56%	0.00%	0.00%	0.00%	0.00%

(a)

The provision for loan losses is shown “net” after coverage provided by FDIC loss share agreements on covered loans. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of $52,437, and the impairment ($3,006) on those covered loans at December 31, 2011.

At December 31, 2010, the increase in the indemnification asset was the difference between the provision for loan losses on covered loans of $672, and the impairment ($34) on those covered loans.

TABLE 12. Summary of Activity in the Allowance for Loan Losses—(continued)

	$000000	$000000	$000000
	December 31, 2011
	Originated Loans	Covered Loans	Total
Beginning Balance	$81,325	$672	$81,997
Provision for loan losses before FDIC loss share benefit	35,726	52,437	88,163
Benefit attributable to FDIC loss share agreement	—	(49,431)	(49,431)

Net provision for loan losses	35,726	3,006	38,732

Increase in indemnification asset	—	49,431	49,431
Charge-offs	58,788	11,475	70,263
Recoveries	24,984	—	24,984

Net charge-offs	33,804	11,475	45,279

Ending Balance	$83,247	$41,634	$124,881

	$000000	$000000	$000000
	December 31, 2010
	Originated Loans	Covered Loans	Total
Beginning Balance	$66,050	$—	$66,050
Provision for loan losses before FDIC loss share benefit	65,957	672	66,629
Benefit attributable to FDIC loss share agreement	—	(638)	(638)

Net provision for loan losses	65,957	34	65,991

Increase in indemnification asset	—	638	638
Charge-offs	58,266	—	58,266
Recoveries	7,584	—	7,584

Net charge-offs	50,682	—	50,682

Ending Balance	$81,325	$672	$81,997

An allocation of the loan loss allowance by major loan category is set forth in the following table. There were no relevant variations in loan concentrations, quality or terms. The allocation is not necessarily indicative of the category of incurred losses, and the full allowance at December 31, 2011 is available to absorb losses occurring in any category of loans.

TABLE 13. Allocation of Loan Loss by Category

	For Years Ended December 31,
	2011		2010		2009		2008		2007
	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)	Allowance for Loan Losses (1)	% of Loans to Total Loans (2)
	(In thousands)
Total loans:
Commercial	$78,414	71.76	$56,859	63.22	$42,483	61.37	$37,347	62.77	$29,015	60.78
Residential mortgages	13,918	13.94	4,626	13.53	4,782	14.82	5,315	10.30	1,998	11.10
Consumer	32,549	14.30	20,512	23.25	18,785	23.81	19,063	26.93	16,110	28.12

	$124,881	100.00	$81,997	100.00	$66,050	100.00	$61,725	100.00	$47,123	100.00

(1)	Loans used in the calculation of “allowance for loan losses” are grouped according to loan purpose.
(2)	Loans used in the calculation of “% of loans to total loans” are grouped by collateral type.

Deposits

Total average deposits increased $4.8 billion, or 69%, to $11.7 billion in 2011 compared to 2010. Whitney’s acquired deposit base added approximately $5.2 billion to total average deposits in 2011, including $2.2 billion of demand deposits, $2.1 billion of interest-bearing transaction accounts, and $0.9 million of time deposits. Foreign branch deposits also came from the Whitney acquisition. Excluding the impact of the Whitney deposit base, total average deposits were down $425.1 million or 6%. Decreases in time deposits and NOW account balances were partially offset by increases in demand deposits and money market accounts. Average time deposits decreased $684.6 million due mainly to the expected runoff of high priced deposits in the Peoples First deposit base. The Banks have also adjusted the pricing of time deposits in light of low market rates, strong liquidity in the deposit base, and weak to moderate loan demand, particularly following the Whitney acquisition. The $185.2 million decline in average NOW balances came largely from public fund customers. Average balances of noninterest bearing demand deposits were up $151.3 million, or 14%, in 2011. Money market account deposits increased by an average of $185.2 million, or 21%, including the movement of some funds from maturing Peoples First time deposits. In the current low rate environment, management continues to expect customers will be motivated to hold funds in no or low-cost transactions accounts until rates begin to rise.

46

Table 14 shows average deposits for each year in the three-year period ended December 31, 2011 as well as the effective rates paid during the year.

TABLE 14. Average Deposits

	2011			2010			2009
	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
	(Dollars in thousands)
NOW account deposits	$2,252,605	0.27%	19%	$1,697,720	0.65%	25%	$1,616,523	1.09%	28%
Money market deposits	2,076,017	0.31	18	864,582	0.71	12	652,572	0.95	11
Savings deposits	988,645	0.07	8	428,083	0.12	6	372,781	0.12	7
Foreign branch deposits	94,377	0.34	1	—	—	—	—	—	—
Time deposits (including Public Funds CDs)	2,904,845	1.45	25	2,850,284	1.94	41	2,119,738	2.84	38

Total interest-bearing deposits	8,316,489	0.67%	71	5,840,669	1.25%	84	4,761,614	1.77%	84

Non-interest bearing demand deposits	3,400,064		29	1,076,829		16	935,985		16

Total deposits	$11,716,553		100%	$6,917,498		100%	$5,697,599		100%

Time certificates of deposit of $100,000 and greater at December 31, 2011 had maturities as follows:

TABLE 15. Maturity of Time Deposits greater than or equal to $100,000

December 31 2011
(In thousands)
Three months	$653,285
Over three through six months	285,194
Over six months through one year	321,953
Over one year	309,588

Total	$1,570,020

Short-Term Borrowings

The following table sets forth certain information concerning our short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. The additional borrowings under repurchase agreements in 2011 came mainly through the Whitney acquisition and treasury-management services offered to Whitney deposit customers. Customer repurchase agreements are the main source of such borrowings in each year.

TABLE 16. Short-Term Borrowings

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Federal funds purchased:
Amount outstanding at period-end	$16,819	$—	$250
Weighted average interest at period-end	0.19%	0.00%	0.11%
Maximum amount at any month-end during period	$26,666	$6,900	$4,700
Average amount outstanding during period	$12,911	$2,734	$3,484
Weighted average interest rate during period	0.18%	0.13%	0.21%

Securities sold under agreements to repurchase:
Amount outstanding at period-end	$1,027,635	$364,676	$484,457
Weighted average interest at period-end	0.65%	1.69%	1.99%
Maximum amount at any month end during-period	$1,027,635	$534,627	$567,888
Average amount outstanding during period	$681,474	$477,174	$523,351
Weighted average interest rate during period	1.03%	1.95%	2.06%

FHLB borrowings:
Amount outstanding at period-end	$—	$10,172	$30,805
Weighted average interest at period-end	0.00%	1.19%	0.38%
Maximum amount at any month end during-period	$10,153	$30,676	$156,000
Average amount outstanding during period	$81,673	$22,846	$75,160
Weighted average interest rate during period	0.15%	0.57%	0.17%

COMMITMENTS AND CONTINGENCIES

Loan Commitments and Letters of Credit

In the normal course of business, the Banks enter into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of their customers. Such instruments are not reflected in the accompanying consolidated financial statements until they are funded, although they expose the Banks to varying degrees of credit risk and interest rate risk in much the same way as funded loans.

Commitments to extend credit include revolving commercial credit lines, nonrevolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements of the Company.

A substantial majority of the letters of credit are standby agreements that obligate the Banks to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Banks issue standby letters of credit primarily to provide credit enhancement to their customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Banks undertake the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support.

The following table shows the commitments to extend credit and letters of credit at December 31, 2011 and 2010 according to expiration date. Of the commitments to extend credit, approximately $3.8 billion carry variable rates and the remainder fixed rates.

TABLE 17. Commitments and Letters of Credit

	Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
December 31, 2011
Commitments to extend credit	$4,189,421	$2,948,411	$556,500	$420,372	$264,138
Letters of credit	441,048	286,934	140,494	13,620	—

Total	$4,630,469	$3,235,345	$696,994	$433,992	$264,138

	Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
December 31, 2010
Commitments to extend credit	$912,206	$527,426	$81,719	$56,715	$246,346
Letters of credit	87,038	31,271	35,920	19,231	616

Total	$999,244	$558,697	$117,639	$75,946	$246,962

Credit Risk

The Banks’ primary lending focus is to provide commercial, consumer, and real estate loans to consumers, to small and middle market businesses, to corporate clients in their respective market areas, and to State, County, and Municipal government entities. Diversification in the loan portfolio is a means of reducing the risks associated with economic fluctuations. The Banks have no significant concentrations of loans to particular borrowers or industries or any foreign entities. The Banks monitor real estate lending concentrations throughout the year, and do not have any commercial real estate concentrations, as defined by interagency guidelines. The Banks have actively decreased their exposure to residential construction/development lending over the course of the last three years. Considering national housing trends, local market demand for housing, price softness in some markets, population migration trends, as well as general economic conditions, the Company will continue to closely monitor this type of lending in the near future.

Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, leading to a recommendation for partial charge off or appropriate allowance allocation. The impairment on collateral-dependent loans is measured against the property valuation less estimated selling costs. Selling costs are estimated based on the Bank’s actual experience with the disposition of similar properties. Loans that are risk-graded as substandard or doubtful and are $1,000,000 and greater in size are required to have third party valuations performed annually to determine the extent of impairment and the need for loss allowances or charge-offs. Property valuations are ordered through, and reviewed by, the Bank’s Appraisal Department consistent with regulatory requirements. The Bank typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification.

For loans under $1,000,000 but over $500,000, we use current loss statistics from sales of other real estate to discount prior property valuations as part of the ongoing assessment of the level of impairment in these real estate secured loans. If, in the opinion of management, the value is still in question, it may be necessary to obtain a recertification of the appraisal on hand or obtain an updated or completely new appraisal. New appraisals that indicate impairment are discussed monthly with management and appropriate provisions or charge-offs are recognized promptly.

The Bank maintains an active Loan Review function to help ensure that developing credit problems are captured and recognized in a timely manner. Further, an active Watch List review routine is in place as part of the Bank’s problem loan management strategy and a list of loans 90 days past due and still accruing is reviewed with management, including the Chief Credit Officer, at least monthly. Recommendations flow from all of the above activities to recognize non-performing loans and determine accrual status.

ASSET/LIABILITY MANAGEMENT

Asset liability management consists of quantifying, analyzing and controlling interest rate risk (IRR) to maintain stability in net interest income (NII) under varying interest rate environments. The principal objective of ALM is to maximize net interest income while operating within acceptable risk limits established for interest rate risk and maintaining adequate levels of liquidity. Our net earnings are materially dependent on our net interest income.

IRR on the Company’s balance sheets consists of reprice, option, yield curve, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Yield Curve risk refers to the risk resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

The Asset/Liability Committee (ALCO) manages our IRR exposures through pro-active measurement, monitoring, and management actions. ALCO strives to maintain levels of IRR within limits approved by the Board of Directors through a Risk Management policy that is designed to produce a stable net interest margin (NIM) in periods of interest rate fluctuation. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its ALCO, which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

The Company utilizes an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform net interest income (NII), economic value of equity (EVE), and GAP analysis. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months and 24 month periods. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

The Static Gap Report shown in Table 18 measures the net amounts of assets and liabilities that re-price within a given time period over the remaining lives of those instruments. At December 31, 2011, our cumulative re-pricing gap in the one year interval was +10.0%. The asset sensitive position results from a deposit funding mix with significant balances in non-interest bearing and core interest bearing transaction deposits along with a large asset position short-term interest bearing investments and fed funds sold. The earning asset position is strategically managed with a balance in our loan growth (fixed versus floating and duration targets) and securities portfolio cash flows. We believe we are adequately positioned for the current rate environment.

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

TABLE 18. Analysis of Interest Sensitivity

	December 31, 2011
	Within 1 month	1 month to 6 months	6 months to 1 year	1 to 3 years	> 3 years	Non-Sensitive Balance	Total
	(In thousands)
Assets
Securities	$106,109	$659,094	$403,431	$1,243,943	$2,084,323	$—	$4,496,900
Federal funds sold & short-term investments	1,184,419	—	—	—	—	—	1,184,419
Loans	5,114,894	1,028,648	961,649	2,332,689	882,159	929,365	11,249,404
Other assets	—	—	—	—	—	2,843,373	2,843,373

Total Assets	$6,405,422	$1,687,742	$1,365,080	$3,576,632	$2,966,482	$3,772,738	$19,774,096

Liabilities
Interest bearing transaction deposits	$562,092	$1,638,962	$1,171,298	$1,852,459	$2,009,717	$—	$7,234,528
Time deposits	373,027	1,276,723	691,318	423,668	197,979	—	2,962,715
Non-interest bearing deposits	90,503	430,730	471,996	1,482,295	3,040,812	—	5,516,336
Fed funds purchased	16,819	—	—	—	—	—	16,819
Borrowings	816,403	183,882	25,000	85,000	271,240	—	1,381,525
Other liabilities	—	—	—	—	—	295,010	295,010
Stockholders’ equity	—	—	—	—	—	2,367,163	2,367,163

Total Liabilities & Equity	$1,858,844	$3,530,297	$2,359,612	$3,843,422	$5,519,748	$2,662,173	$19,774,096

Interest sensitivity gap	$4,546,578	$(1,842,555)	$(994,532)	$(266,790)	$(2,553,266)	$1,110,565
Cumulative interest rate sensitivity gap	$4,546,578	$2,704,023	$1,709,491	$1,442,701	$(1,110,565)	—
Rate sensitive assets to rate sensitive liabilities	3.45	0.48	0.58	0.93	0.54
Cumulative interest rate sensitivity gap as a percentage of total earning assets	26.9%	16.0%	10.1%	8.5%	(6.6)%

Net Interest Income at Risk

Net interest income at risk measures the risk of a change in earnings due to changes in interest rates. Table 19 presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2011. Shifts are measured in 100 basis point increments in a range of as much as +/-500 basis points (+ 300 through +100 basis points presented in Table 19) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy, and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period; the instantaneous shocks are performed against that yield curve.

TABLE 19. Net Interest Income (te) at Risk

Change in Interest Rates	Estimated Increase (Decrease) in NII December 31, 2011
(basis points)
Stable	0.0%
+ 100	1.7%
+ 200	4.4%
+ 300	7.3%

Note: Decrease in interest rates discontinued in current rate environment

These scenarios are instantaneous shocks that assume balance sheet management will mirror base case. Should the yield curve begin to rise or fall, management has strategies available to maximize earnings opportunities or offset the negative impact to earnings. For example, in a rising rate environment, deposit pricing strategies could be adjusted to offer more competitive rates on long and medium-term CDs and less competitive rates on short-term CDs. Another opportunity at the start of such a cycle would be reinvesting the securities portfolio cash flows into short-term or floating-rate securities. On the loan side the company can make more floating-rate loans that tie to indices that re-price more frequently, such as LIBOR (London interbank offered rate) and make fewer fixed-rate loans. Finally, there are a number of hedge strategies by which management could use derivatives, including swaps and purchased ceilings, to lock in net interest margin protection.

Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as anticipated. Additionally, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to NII than indicated above. Strategic management of our balance sheet and earnings is fluid and would be adjusted to accommodate these movements. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets such as adjustable-rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Also, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring exposure to interest rate risk.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest-bearing deposits with other banks are additional sources of liquidity funding. As shown in Table 20 below, our liquidity ratios as of December 31, 2011 and 2010 for free securities stood at 31.2% and 15.3%, respectively. Free securities represent unencumbered and unpledged securities assigned to dealer repo agreements that mature within 30 days and securities assigned to the Federal Reserve Bank discount window which are not pledged against current funding and which are available within one day.

TABLE 20. Liquidity Ratios

	2011	2010
	(In thousands)
Free securities	31.20%	15.30%
Free securities-net wholesale funds/core deposits	0.23%	2.65%

Wholesale funding diversification
Certificate of deposits > $100,000*	9.53%	15.55%
Brokered certificate of deposits	0.00%	0.00%
Public fund certificate of deposits	$111,030	$114,084

Net wholesale funds	$1,340,299	$1,001,318
Core deposits	$14,216,496	$5,510,460

*CDs > $100K includes public funds in 2011 and 2010

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $2.73 billion and borrowing capacity at the Federal Reserve’s discount window in excess of $954.6 million. As of December 31, 2011 and 2010, our core deposits were $14.2 billion and $5.5 billion, respectively, and net wholesale funding stood at $1.3 billion and $1.0 billion, respectively. Core deposits represent total deposits less CDs greater than $100,000 and foreign branch deposits.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows provide present operating cash flows and summarize all significant sources and uses of funds for each of the three years in the period ended December 31, 2011.

Contractual Obligations

Table 21 summarizes all significant contractual obligations at December 31, 2011, according to payments due by period. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits are scheduled in Table 15. Purchased obligations represent legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty.

TABLE 21. Contractual Obligations

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations	$415,374	$13,664	$162,337	$53,505	$185,868
Capital lease obligations	196	71	81	11	33
Operating lease obligations	117,652	12,944	23,070	19,176	62,462
Purchase obligations	59,027	27,725	25,251	5,152	899

Total	$592,249	$54,404	$210,739	$77,844	$249,262

CAPITAL RESOURCES

A strong capital position, which is vital to continued profitability, also promotes depositor and investor confidence and provides a solid foundation for future growth. Composite ratings by the respective regulatory authorities of the Company and the Banks establish minimum capital levels. Currently, we are required to maintain minimum Tier 1 leverage ratios of at least 3%, subject to an increase up to 5%, depending on the composite rating. At December 31, 2011, our capital balances and those of the Banks were well in excess of current regulatory minimum requirements as indicated in Table 22 below. The Company and the Banks have been categorized as “well capitalized” in the most recent notice received from our regulators.

As of December 31, 2011, our Leverage (Tier 1) ratio stands at 8.17%, while the tangible equity ratio is 7.96%. Although these and certain other ratios declined from the end of 2010 as a result of the Whitney acquisition, we remain very well capitalized so that we can maintain flexibility for future strategic needs, including additional acquisitions. We may consider raising additional capital at some point in the future.

TABLE 22. Risk-Based Capital and Capital Ratios

	2011	2010	2009	2008	2007
	(In thousands)
Tier 1 regulatory capital	$1,506,218	$782,301	$756,108	$550,216	$498,731
Tier 2 regulatory capital	276,819	64,240	66,397	61,874	47,447

Total regulatory capital	$1,783,037	$846,541	$822,505	$612,090	$546,178

Risk-weighted assets	$13,118,693	$5,099,630	$6,305,707	$5,162,676	$4,523,479

Ratios
Leverage (Tier 1 capital to average assets)	8.17%	9.65%	10.60%	8.06%	8.51%
Tier 1 capital to risk-weighted assets	11.48%	15.34%	11.99%	10.66%	11.03%
Total capital to risk-weighted assets	13.59%	16.60%	13.04%	11.86%	12.07%
Common stockholders’ equity to total assets	11.97%	10.52%	9.63%	8.50%	9.15%
Tangible common equity to total assets	7.96%	9.69%	8.81%	7.62%	8.08%

We made no stock purchases in 2011 or 2010. During 2008, we purchased a total of 6,458 shares of common stock at an aggregate price of $260,000, or $40.26 per share. These shares were purchased under the 2007 Stock Repurchase Plan, authorizing the repurchase of 3,000,000 shares, or approximately 10% of our outstanding common stock. Subject to market conditions, repurchases will be conducted solely through a Rule 10b-1 repurchase plan. Shares repurchased under this plan will be held in treasury and used for general corporate purposes as determined by our board of directors.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2011 was $19.0 million, or $0.22 per diluted common share, compared to $30.4 million, or $0.36, and $17.0 million, or $0.46, respectively in the third quarter of 2011 and the fourth quarter of 2010. Tax-effected merger-related expenses reduced diluted earnings per share by $0.31 in the fourth quarter of 2011 and by $0.17 in 2011’s third quarter. Merger-related expenses totaled $40.2 million and $22.8 million, respectively, in the fourth and third quarters of 2011. Merger expenses in the fourth quarter of 2010 were immaterial. The following discussion highlights recent factors impacting Hancock’s results of operations and financial position.

Total loans at December 31, 2011 were $11.2 billion, an increase of $75 million, or 1% from September 301, 2011. The linked-quarter increase reflected growth in the commercial and industrial portfolio and in the residential mortgage and consumer loan portfolios. Linked-quarter declines in both construction and commercial real estate loans reflected in part anticipated payoffs and scheduled payments in excess of new loans funded. After adjusting for the $50 million decline in the FDIC covered Peoples First portfolio during the fourth quarter, total loans increased $125 million.

Total deposits at December 31, 2011 were $15.7 billion, up $421 million, or 3% from September 30, 2011. The linked-quarter increase reflected year-end seasonality of both commercial and public fund customers. Historically, both legacy Hancock and legacy Whitney customers have built deposits at year-end, with some of those deposits leaving in the first quarter, particularly in demand deposits.

Demand deposits comprised 35% of total deposits at year-end 2011 compared to 33% at September 30, 2011. Interest bearing public fund deposits totaled $1.6 billion at year-end 2011, up $258 million, or 19%, from September 30, 2011. The increase was mainly related to seasonal tax collections toward year end. Time deposits decreased $279 million during the fourth quarter of 2011 with approximately $56 million from the anticipated runoff in the Peoples First deposit base. In the current low rate environment management continues to expect customers will be motivated to hold funds in no or low-cost transaction accounts until rates begin to rise.

Hancock recorded a total provision for loan losses for the fourth quarter of 2011 of $11.5 million compared to $9.3 million in the third quarter of 2011. The fourth quarter total provision included $1.3 million, net, related to the Peoples First portfolio which is covered under FDIC loss-sharing agreements, compared to $0.2 million for the third quarter of 2011. Net charge-offs from the non-covered loan portfolio in the fourth quarter of 2011 were $11.3 million, or 0.40% of average total loans on an annualized basis. This compares to net non-covered loan charge-offs of $7.8 million, or 0.28% of average total loans, for the third quarter of 2011. Net charge-offs from previously impaired loan pools in the covered portfolio were $11.1 million for the fourth quarter of 2011.

Net interest income (te) for the fourth quarter of 2011 was $181.3 million, compared to $180.2 million in the third quarter of 2011. Average earning assets declined approximately 1% between these periods, while the net interest margin (te) increased by 7 basis points to 4.39% in the fourth quarter of 2011. The impact of net purchase accounting adjustments drove the increase in the margin. The margin continued to be favorably impacted by a shift in funding sources and a decline in funding costs, offset by a less favorable shift in the mix of earning assets and a decline in investment portfolio yields.

Noninterest income totaled $60.6 million for the fourth quarter of 2011 compared to $65.0 million in the third quarter of 2011. Approximately 60%, or $2.5 million, of the linked-quarter decline in noninterest income reflects the impact of the reduction in debit card interchange rates related to the Durbin amendment. These changes began to be implemented at the beginning of the fourth quarter for certain of the Banks’ card accounts. As discussed earlier, the Company expects an additional loss of revenue of approximately $2 million per quarter when the new rates become effective for all of the Banks’ card accounts in 2012.

Noninterest expense, excluding merger-related expense, was down $5.9 million, or 3%, for the fourth quarter of 2011 compared to the prior quarter in 2011. This decline mainly reflects a $4 million reduction in personnel expense and a $3 million reduction in ORE expense. The efficiency ratio, excluding merger costs, was 65.39% for the fourth quarter of 2011 compared to 66.98% for the third quarter of 2011.

The summary of quarterly financial information appearing in Item 8 of this annual report on Form 10-K provides selected comparative financial information for each of the four quarters on 2011 and 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting principles we follow and the methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. The significant accounting principles and practices we follow are described in Note 1 to the consolidated financial statements. These principles and practices requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. We evaluate the estimates and assumptions we make on an ongoing basis to help ensure that the resulting reported amounts reflect management’s best estimates and judgments given current facts and circumstances dictate. The following discusses certain critical accounting policies that involve a higher degree of judgment and complexity in producing estimates that may significantly affect amounts reported in the consolidated financial statements and notes.

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangible assets, and assumed liabilities are recorded at their respective acquisition date fair values. Management applies various valuation methodologies to these assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumption to value such items, including, among others, projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The purchase date valuations and any subsequent adjustments also determine the amount of goodwill or bargain purchase gain recognized in connection with the business combination. Certain assumptions and estimates must be updated regularly in connection with the ongoing accounting for purchased loans. Valuation assumptions and estimates may also have to be revisited in connection with periodic assessments of possible value impairment, including impairment of goodwill, intangible assets and certain other long-lived assets. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on the Company’s results of operations.

Allowance for Loan Losses

The allowance for loan losses represents the amount which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan portfolio as of the balance sheet date. In estimating inherent losses, management applies judgment and assumptions to project the amount and timing of future cash flows, collateral values and other factors used to assess the borrowers’ ability to repay their obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial information. Although we believe we have identified appropriate factors for review and designed and implemented adequate procedures to support our estimation process, the allowance remains an estimate about the effect of matters that are inherently uncertain. Changes in the circumstances considered when management develops its judgments and assumptions can materially impact the allowance estimate, potentially subjecting the Company to significant earnings volatility.

Accounting for Retirement Benefits

Management makes a variety of assumptions in applying principles that govern the accounting for benefits under the Company’s defined benefit pension plans and other postretirement benefit plans. These assumptions are essential to the actuarial valuation that determines the amounts recognized and certain disclosures it makes in the consolidated financial statements related to the operation of these plans. Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of retirement benefits recognized in net income and comprehensive income. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, the cost of retirement benefits will move opposite to changes in either the discount rate or the rate of return on assets. Note 12 to the consolidated financial statements provides further discussion on the accounting for Hancock’s retirement and employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to our Consolidated Financial Statements that appears in Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the section entitled “Asset/Liability Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in Item 7 of this Form 10-K and is incorporated here by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s unaudited quarterly results for 2011 and 2010 are presented below. The operations acquired in the Whitney merger are reflected in 2011 from the June 4, 2011 acquisition date.

Summary of Quarterly Results

(Unaudited)

	2011
	First	Second	Third	Fourth
	(In thousands, except per share data)
Interest income (te)	$85,405	$118,335	$200,936	$199,453
Interest expense	(15,769)	(16,418)	(20,653)	(18,131)

Net interest income (te)	69,636	101,917	180,283	181,322
Taxable equivalent adjustment	(2,872)	(2,858)	(3,241)	(2,953)

Net interest income	66,764	99,059	177,042	178,369
Provision for loan losses	(8,822)	(9,144)	(9,256)	(11,512)
Noninterest income	34,132	46,679	64,951	60,572
Noninterest expense	(73,019)	(121,366)	(194,019)	(205,610)

Income before income taxes	19,055	15,228	38,718	21,819
Income tax expense	(3,727)	(3,140)	(8,342)	(2,854)

Net income	$15,328	$12,088	$30,376	$18,965

Period end balance sheet data
Total assets	$8,311,034	$19,757,545	$19,415,689	$19,774,096
Earning assets	7,201,598	16,867,167	16,666,181	16,930,723
Loans	4,840,975	11,249,053	11,101,566	11,177,026
Deposits	6,697,310	15,587,909	15,292,209	15,713,579
Stockholders’ equity	1,057,699	2,386,313	2,426,662	2,367,163

Average balance sheet data
Total assets	$8,237,371	$11,588,822	$19,555,684	$19,331,379
Earning assets	7,075,382	9,931,572	16,591,314	16,429,537
Loans	4,887,749	6,678,840	11,248,728	11,142,188
Deposits	6,752,470	9,211,332	15,461,704	15,305,563
Stockholders’ equity	879,838	1,458,552	2,419,403	2,422,924

Ratios
Return on average assets	0.75%	0.42%	0.62%	0.39%
Return on average common equity	7.07%	3.32%	4.98%	3.11%
Net interest margin (te)	3.97%	4.11%	4.32%	4.39%

Earnings per share
Basic	$0.41	$0.22	$0.36	$0.22
Diluted	$0.41	$0.22	$0.36	$0.22
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24

Market data:
High sales price	$35.68	$34.57	$33.25	$33.72
Low sales price	30.67	30.04	25.61	25.38
Period-end closing price	32.84	30.98	26.81	31.97
Trading volume	25,942	32,122	38,205	41,091

Net interest income (te) is the primary component of earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets.

Summary of Quarterly Results (continued)

(Unaudited)

	2010
	First	Second	Third	Fourth
	(In thousands, except per share data)
Interest income (te)	$95,396	$92,788	$88,284	$87,917
Interest expense	(25,800)	(21,868)	(18,576)	(16,100)

Net interest income (te)	69,596	70,920	69,708	71,817
Taxable equivalent adjustment	(3,017)	(3,047)	(2,886)	(2,878)

Net interest income	66,579	67,873	66,822	68,939
Provision for loan losses	(13,826)	(24,517)	(16,258)	(11,390)
Noninterest income	31,381	35,293	35,208	35,067
Noninterest expense	(67,823)	(72,122)	(68,060)	(71,257)

Income before income taxes	16,311	6,527	17,712	21,359
Income tax expense	(2,478)	(27)	(2,859)	(4,339)

Net income	$13,833	$6,500	$14,853	$17,020

Period end balance sheet data
Total assets	$8,565,480	$8,500,018	$8,239,362	$8,138,327
Earning assets	7,481,886	7,421,956	7,157,273	7,107,078
Loans	5,011,690	4,972,202	4,907,697	4,957,164
Deposits	7,004,727	6,960,571	6,708,798	6,775,719
Stockholders’ equity	850,803	861,282	865,780	856,548

Average balance sheet data
Total assets	$8,654,396	$8,511,555	$8,364,660	$8,180,211
Earning assets	7,474,544	7,343,904	7,194,100	7,044,192
Loans	5,008,539	5,008,838	4,975,934	4,951,533
Deposits	7,122,156	6,993,017	6,836,626	6,723,464
Stockholders’ equity	853,119	861,135	872,936	875,327

Ratios
Return on average assets	0.65%	0.31%	0.70%	0.83%
Return on average common equity	6.58%	3.03%	6.75%	7.71%
Net interest margin (te)	3.75%	3.87%	3.85%	4.06%

Earnings per share
Basic	$0.37	$0.17	$0.40	$0.46
Diluted	$0.37	$0.17	$0.40	$0.46
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24

Market data:
High closing price	$45.86	$43.90	$35.40	$37.26
Low closing price	38.23	33.27	26.82	28.88
Period-end closing price	41.81	33.36	30.07	34.86
Trading volume	9,612	12,443	14,318	13,701

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

The Company’s internal controls over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompany report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2011.

Carl J. Chaney	John M. Hairston	Michael M. Achary
President &	Chief Executive Officer &	Chief Financial Officer
Chief Executive Officer	Chief Operating Officer	February 28, 2012
February 28, 2012	February 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Hancock Holding Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Hancock Holding Company (the “Company”) and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

/s/PricewaterhouseCoopers LLP

February 28, 2012

New Orleans, Louisiana

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands, except share data)
Assets:
Cash and due from banks	$437,947	$139,687
Interest-bearing bank deposits	1,184,222	364,066
Federal funds sold	197	124
Other short-term investments	—	274,974
Securities available for sale, at fair value (amortized cost of $4,401,345 and $1,445,721)	4,496,900	1,488,885
Loans held for sale	72,378	21,866
Loans	11,191,901	4,968,149
Less: allowance for loan losses	(124,881)	(81,997)
unearned income	(14,875)	(10,985)

Loans, net	11,052,145	4,875,167

Property and equipment, net of accumulated depreciation of $148,780 and $125,383	505,387	209,919
Prepaid expense	69,064	29,786
Other real estate, net	144,367	32,520
Accrued interest receivable	53,973	30,157
Goodwill	651,162	61,631
Other intangible assets, net	211,075	13,203
Life insurance contracts	355,026	159,377
FDIC loss share receivable	212,885	329,136
Deferred tax asset, net	145,760	6,541
Other assets	181,608	101,288

Total assets	$19,774,096	$8,138,327

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand	$5,516,336	$1,127,246
Interest-bearing savings, NOW, money market and time	10,197,243	5,648,473

Total deposits	15,713,579	6,775,719

Short-term borrowings	1,044,454	364,676
FHLB borrowings	—	10,172
Long-term debt	353,890	376
Accrued interest payable	8,284	4,007
Other liabilities	286,726	126,829

Total liabilities	17,406,933	7,281,779

Stockholders’ equity:
Common stock-$3.33 par value per share; 350,000,000 shares authorized, 84,705,496 and 36,893,276 issued and outstanding, respectively	282,069	122,855
Capital surplus	1,634,634	263,484
Retained earnings	476,970	470,828
Accumulated other comprehensive income(loss), net	(26,510)	(619)

Total stockholders’ equity	2,367,163	856,548

Total liabilities and stockholders' equity	$19,774,096	$8,138,327

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Interest income:
Loans, including fees	$499,721	$284,922	$244,124
Securities-taxable	84,321	60,653	70,573
Securities-tax exempt	6,031	5,232	4,555
Federal funds sold and other short term investments	2,131	1,751	4,475

Total interest income	592,204	352,558	323,727

Interest expense:
Deposits	55,691	72,903	84,313
Short-term borrowings	7,034	9,306	10,809
Long-term debt and other interest expense	8,246	136	178

Total interest expense	70,971	82,345	95,300

Net interest income	521,233	270,213	228,427
Provision for loan losses	38,732	65,991	54,590

Net interest income after provision for loan losses	482,501	204,222	173,837

Noninterest income:
Service charges on deposit accounts	55,265	45,335	45,354
Bank card fees	28,879	14,941	11,252
Trust fees	23,940	16,715	15,127
Insurance commissions and fees	16,524	14,461	14,355
Investment and annuity fees	15,016	10,181	8,220
ATM fees	14,052	9,486	7,374
Secondary mortgage market operations	10,484	8,915	5,906
Accretion of indemnification asset	16,689	4,890	—
Bargain purchase gain on acquisition	—	—	33,623
Other income	25,578	12,025	16,047
Securities gains (losses), net	(91)	—	69

Total noninterest income	206,336	136,949	157,327

Noninterest expense:
Compensation expense	234,071	112,478	95,674
Employee benefits	52,531	29,564	25,775

Salaries and employee benefits	286,602	142,042	121,449

Net occupancy expense	43,220	23,803	20,340
Equipment expense	17,524	10,569	9,849
Data processing expense	43,069	23,646	19,043
Professional services expense	69,931	16,447	12,321
Telecommunications and postage	18,514	11,019	8,474
Advertising	17,687	7,713	5,597
Deposit insurance and regulatory fees	12,980	11,401	12,589
Amortization of intangibles	16,551	2,728	1,417
Other expense	67,936	29,892	22,391

Total noninterest expense	594,014	279,260	233,470

Income before income taxes	94,823	61,911	97,694
Income taxes	18,064	9,705	22,919

Net income	$76,759	$52,206	$74,775

Basic earnings per common share	$1.16	$1.41	$2.28

Diluted earnings per common share	$1.15	$1.40	$2.26

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Total
	Shares	Amount
	(In thousands, except share and per share data)
Balance, January 1, 2009	31,769,679	$105,793	$101,210	$411,579	$(9,083)	$609,499
Comprehensive income:
Net income	—	—	—	74,775	—	74,775
Net change from retirement benefit plans, net of tax	—	—	—	—	1,473	1,473
Unrealized net holding gain (or loss) on securities, net of reclassifications and tax	—	—	—	—	10,608	10,608

Comprehensive income						86,856
Cash dividends declared ($0.96 per common share)	—	—	—	(32,011)	—	(32,011)
Common stock issued	4,945,000	16,467	150,905	—	—	167,372
Common stock activity, long-term incentive plan including excess income tax benefit of $480	125,774	419	5,528	—	—	5,947

Balance, December 31, 2009	36,840,453	122,679	257,643	454,343	2,998	837,663
Comprehensive income
Net income	—	—	—	52,206	—	52,206
Net change from retirement benefit plans, net of tax	—	—	—	—	(2,463)	(2,463)
Unrealized net holding gain (or loss) on securities, net of reclassifications and tax	—	—	—	—	(1,154)	(1,154)

Comprehensive income						48,589
Cash dividends declared ($0.96 per common share)	—	—	—	(35,721)		(35,721)
Common stock activity, long-term incentive plan, including excess income tax benefit of $322	52,823	176	5,841	—	—	6,017

Balance, December 31, 2010	36,893,276	122,855	263,484	470,828	(619)	856,548
Comprehensive income
Net income	—	—	—	76,759	—	76,759
Net change from retirement benefit plans, net of tax	—	—	—	—	(59,072)	(59,072)
Unrealized net holding gain (or loss) on securities, net of reclassifications and tax	—	—	—	—	33,246	33,246
Net unrealized gains on derivatives and hedging activites, net of reclassification	—	—	—	—	(65)	(65)

Comprehensive income						50,868
Cash dividends declared ($0.96 per common share)	—	—	—	(70,617)	—	(70,617)
Common stock issued in stock offering	6,958,143	23,170	190,824	—	—	213,994
Common stock issued in business combination	40,794,261	135,845	1,172,199	—	—	1,308,044
Common stock activity, long-term incentive plan, including excess income tax benefit of $104	59,816	199	8,127	—	—	8,326

Balance, December 31, 2011	84,705,496	$282,069	$1,634,634	$476,970	$(26,510)	$2,367,163

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities:
Net income	$76,759	$52,206	$74,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,605	13,526	15,549
Provision for loan losses	38,732	65,991	54,590
Losses (gains) on other real estate owned	4,922	(1,960)	768
Deferred tax expense (benefit)	26,577	(11,612)	(6,953)
Increase in cash surrender value of life insurance contracts	(12,169)	(8,022)	(6,396)
Gain on acquisition	—	—	(20,732)
Loss (gain) on sales/paydowns of securities available for sale, net	91	—	(69)
(Gain) on disposal of other assets	(424)	(316)	(1,478)
Net (increase) decrease in loans originated for sale	(1,560)	22,032	(13,822)
Net amortization of securities premium/discount	29,523	7,071	917
Amortization of intangible assets	16,551	2,728	1,417
Stock-based compensation expense	7,196	4,077	3,254
(Decrease) increase in interest payable and other liabilities	(99,986)	(12,405)	16,702
Decrease (increase) in FDIC indemnification asset	116,251	(3,530)	—
Decrease (increase) in other assets	46,082	65,963	(100,474)
Other, net	(104)	(951)	94

Net cash provided by operating activities	273,046	194,798	18,142

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Investing Activities:
Net (increase) decrease in interest-bearing time deposits	$(104,647)	$218,015	$(558,271)
Proceeds from sales of securities available for sale	342,864	—	10,202
Proceeds from maturities of securities available for sale	998,726	603,102	599,066
Purchases of securities available for sale	(1,732,757)	(489,835)	(509,304)
Net decrease (increase) in federal funds sold and short-term investments	281,639	(59,573)	317,319
Net decrease in loans	86,057	40,400	17,906
Purchases of property and equipment	(72,975)	(21,899)	(12,305)
Proceeds from sales of property and equipment	9,326	2,220	2,700
Proceeds from sales of other real estate	80,125	41,945	8,015
Cash paid for acquisition, net of cash received	(74,736)	—	378,367
Net cash paid for divestiture of branches	(114,645)	—	—

Net cash (used in) provided by investing activities	(301,023)	334,375	253,695

Financing Activities:
Net decrease in deposits	(65,298)	(420,093)	(298,062)
Increase (decrease) in other short-term borrowings	123,525	(120,031)	(21,225)
Proceeds from issuance of long-term debt	150,317	—	—
Repayments of long-term notes	(16,641)	(295)	(166)
Proceeds from issuance of short-term notes	—	—	1,609,399
Repayments of short-term notes	(10,172)	(20,000)	(1,694,898)
Dividends paid	(70,617)	(35,721)	(32,011)
Proceeds from exercise of stock options	1,025	1,618	2,213
Proceeds from stock offering	213,994	—	167,372
Excess tax benefit from stock option exercises	104	322	480

Net cash provided by (used in) financing activities	326,237	(594,200)	(266,898)

Increase (decrease) in cash and due from banks	298,260	(65,027)	4,939
Cash and due from banks at beginning of year	139,687	204,714	199,775

Cash and due from banks at end of year	$437,947	$139,687	$204,714

Supplemental Information

Income taxes paid	$24,529	$22,878	$5,810
Interest paid, including capitalized interest of $12, $70, and $20, respectively	66,695	83,161	96,797

Supplemental Information for Non-Cash
Investing and Financing Activities
Assets acquired in settlement of loans	$117,690	$59,758	$20,023

Acquisitions
Fair value of assets acquired	$11,156,952	$—	$1,715,266
Fair value of liabilities assumed	(10,130,706)	—	(1,694,534)

Net identifiable assets acquired	$1,026,246	$—	$20,732

Common stock issued in connection with acquisition	1,308,044	—	—

See accompanying notes to consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

DESCRIPTION OF BUSINESS

Hancock Holding Company “the Company” or “Hancock” is a financial holding company headquartered in Gulfport, Mississippi and operating in the states of Mississippi, Louisiana, Alabama, Florida and Texas. The Company operates through two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank) and Whitney Bank, New Orleans, Louisiana (Whitney Bank). Hancock Bank and Whitney Bank are referred to collectively as the “Banks.” The Banks are community oriented and focus primarily on offering commercial, consumer and mortgage loans and deposit services to individuals and small to middle market businesses in their respective market areas. The Company’s operating strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while successfully retaining the local appeal and level of service of a community bank. The Banks or their subsidiaries also offer trust services, investment services and insurance agency services. Hancock Bank subsidiaries include Hancock Investment Services, Hancock Insurance Agency, and Harrison Finance Company.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and those generally practiced within the banking industry. The following is a summary of the more significant accounting policies.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling interest. Significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The accounting principles the Company follows and the methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. These accounting principles and practices require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Fair Value Accounting

Generally accepted accounting principles require the use of fair values in determining the carrying values of certain assets and liabilities in the financial statements, as well as for specific disclosures about certain assets and liabilities.

Accounting guidance established a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangibles, and assumed liabilities are recorded at their respective acquisition date fair values. If the fair value of net assets purchased exceeds the consideration given, a “bargain purchase gain” is recognized. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. See Acquired Loans section below for accounting policy regarding loans acquired in a business combination.

All identifiable intangible assets that are acquired in a business combination are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity).

Securities

Securities are classified as trading, held to maturity or available for sale. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically as conditions change that could require reclassification. All securities were classified as available for sale at December 31, 2011.

Available for sale securities are stated at fair value. Unrealized holding gains and unrealized holding losses, other than those determined to be other than temporary, are reported net of tax in other comprehensive income and in accumulated other comprehensive income, until realized. Premiums and discounts on securities are amortized and accreted to interest income as an adjustment to the securities’ yields using the interest method.

Realized gains and losses on securities, including declines in value judged to be other than temporary, are included in net securities gains and losses as a component of noninterest income. Gains and losses on the sales of securities available for sale are determined using the specific-identification method.

Loans

Originated loans

Loans originated for investment are reported at the principal balance outstanding net of unearned income. Interest on loans and accretion of unearned income, including deferred loan fees, are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recognized in income as earned.

The accrual of interest on loans is discontinued when, in management’s opinion, it is probable that the borrower will be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. When accrual of interest is discontinued on a loan, all unpaid accrued interest is reversed and payments subsequently received are applied first to recover principal. Interest income is recognized for payments received after contractual principal has been satisfied. Loans are returned to accrual status when all the principal and interest contractually due are brought current and future payment performance is reasonably assured.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

It is the policy of the Company to promptly charge off commercial and mortgage loans, or portions of loans, when available information reasonably confirms that they are wholly or partially uncollectible. Prior to recognizing a loss, asset value is established based on an assessment of the value of the collateral securing the loan, the borrower’s and the guarantor’s ability and willingness to pay and the status of the account in bankruptcy court, if applicable. Consumer loans are generally charged down to the fair value of the collateral, if any, less estimated selling costs when the loan is 90 days past due, unless the loan is clearly both well secured and in the process of collection. Loans are charged off against the allowance for loan losses with subsequent recoveries added back to the allowance.

Acquired loans

Management has defined the loans purchased in the June 2011 Whitney acquisition as acquired loans. Acquired loans are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Acquired loans were segregated between those considered to be credit impaired and those deemed performing. To make this determination, management considered such factors as past due status, nonaccrual status and credit risk ratings. The fair value of acquired performing loans was determined by discounting expected cash flows, both principal and interest, for each pool at prevailing market interest rates. The difference between the fair value and principal balances due at acquisition date, the fair value discount, is accreted into income over the estimated life of each loan pool.

Credit impaired acquired loans showed evidence of credit deterioration that makes it probable that all contractually required principal and interest payments will not be collected. Acquired loans were further segregated into pools using common risk characteristics such as loan type, geography and risk rating. Their fair value was initially based on an estimate of cash flows for each pool, both principal and interest, expected to be collected, discounted at prevailing market rates of interest. Management estimated cash flows using key assumptions such as default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The excess of cash flows expected to be collected from a loan pool over its estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loan pool. Subsequent to acquisition, management must update these estimates of cash flows expected to be collected at each reporting date. These updates require the continued use of key assumptions and estimates, similar to those used in the initial estimate of fair value.

Acquired impaired loans with an accretable yield are not classified as nonperforming even though collection of contractual payments may be in doubt because income is accreted on the related loan pool, which is the unit of accounting.

Covered loans and the related loss share receivable

The loans purchased in the 2009 acquisition of Peoples First Community Bank (Peoples First) are covered by two loss share agreements between the FDIC and the Company which afford the Company significant loss protection. These covered loans are accounted for as acquired impaired loans as described above in the section on acquired loans. The loss share indemnification asset is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferrable should the loans be sold. The fair value of the indemnification asset at acquisition was estimated by discounting projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the loss share agreements. The discounted amount is accreted into non-interest income over the remaining life of the loan pool or the life of the shared loss agreement.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

The indemnification asset is reviewed and updated prospectively as loss estimates related to the covered loans change. Decreases in the expected cash flows on covered loans are recorded as an adjustment to the allowance for loan losses with a corresponding increase to the indemnification asset, and the difference is recorded as a provision for loan losses in the consolidated statement of income. Increases in expected cash flows of these loans first reverse any previously recorded increase in the indemnification asset on the loan pool with the remainder reflected as an adjustment to the indemnification asset’s accretion rate.

Loans Held for Sale

Loans held for sale are stated at the lower of cost or market on the consolidated balance sheets. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan. At times, management may decide to sell loans that were not originated for that purpose. These loans are reclassified as held for sale when that decision is made and are also carried at the lower of cost or market.

Troubled Debt Restructurings

Troubled debt restructurings (TDRs) occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a modification in loan terms is granted that would otherwise not have been considered.

Troubled debt restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. All loans whose terms have been modified in a TDR, including both commercial and retail loans, are considered “impaired.” When measuring impairment on a TDR, the present value of expected cash flows is calculated using the effective interest rate of the original loan, i.e., before the restructuring, as the discount rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measurement is less than the recorded investment in the loan, the difference is charged-off through the allowance for loan and lease losses. A loan is not considered impaired due to a delay in payment if all amounts due, including interest accrued at the contractual interest rate for the period of delay, is expected to be collected. Modified acquired impaired loans are not removed from their accounting pool and accounted for as a TDR even if those loans would otherwise be deemed TDRs.

Allowance for Loan Losses

Originated loans

The allowance for loan and lease losses “ALLL” is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated inherent credit losses associated with the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the inherent losses in the existing loan portfolio based on the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

The analysis and methodology include three primary elements. These elements include a pool analysis of various retail loans based upon loss history, a pool analysis of commercial and commercial real estate loans based upon loss history by loan type, and a specific reserve analysis for those loans considered impaired. All losses are charged to the allowance for loan and lease losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans include troubled debt restructurings, and performing and non-performing loans. In order to ensure consideration of all possible impairments, management considers all loans that are risk rated substandard or doubtful as impaired. When a loan is determined to be impaired, the amount of impairment is recognized by creating a specific allowance for any shortfall between the loans value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Any loans individually analyzed for impairment are not incorporated into the pool analysis to avoid double counting. Beginning in 2011, the Company changed the scope of the specific reserve analysis to include all impaired commercial, commercial real estate and mortgage loans with balances of $500,000 or greater.

Pool analysis is applied for all retail loans. The retail loans are subdivided into three groups, which currently include: mortgage real estate, indirect loans and direct consumer loans. The Company applies pool analysis for commercial and commercial real estate loans by applying a historical loss ratio to all commercial loans, commercial real estate loans and leases grouped by product type for both retail and commercial loans. A historical loss rate is calculated for each group over the twelve prior quarters to determine the three year average loss rate. As circumstances dictate, management will make adjustments to the loss history to reflect significant changes in our loss history. Adjustments will also be made to historical loss rates to cover risks associated with trends in delinquencies, non-accruals, current economic conditions and credit administration/underwriting practices and policies.

Acquired loans

Purchased loans acquired in a business combination are recorded at their estimated fair value on their purchase date and with no carryover of the related allowance for loan losses. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. An allowance for loan losses is calculated using a methodology similar to that described above for originated loans. The allowance as determined for each loan pool is compared to the remaining fair value discount for that pool. If greater, the excess is recognized as an addition to the allowance through a provision for loan losses. If less than the discount, no additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan pool and once the discount is depleted, losses are applied against the allowance established for that pool.

For impaired acquired loans and covered loans, cash flows expected to be collected are recast at each reporting date for each loan pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. If expected cash flows for a pool decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a pool increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan pool.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is charged to expense over the estimated useful lives of the assets, which are up to 39 years for buildings and three to seven years for furniture and equipment. Amortization expense for software is charged over three years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. In cases where the Company has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when the Company is “reasonably assured” that it will renew the lease.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Depreciation and amortization expenses are computed using a straight-line basis for assets acquired after January 1, 2006 and the double declining balance basis for assets acquired prior to January 1, 2006. Gains and losses related to retirement or disposition of fixed assets are recorded in other income under noninterest income on the consolidated statements of income. The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values. There were no impairment losses on property and equipment recorded during 2011, 2010, or 2009.

Other Real Estate

Other real estate owned includes real property that has been acquired in satisfaction of loans and property no longer used in the Banks’ business. Generally these assets are recorded at the lower of either cost or estimated fair value less the estimated cost of disposition. Any initial reduction in the carrying amount of a loan to the fair value of the collateral received is charged to the allowance for loan losses. Subsequent losses on the periodic revaluation of the property are charged to current earnings, as are revenues from and costs of operating and maintaining the properties and gains or losses recognized on their disposition. Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Impairment is defined as the amount by which the implied fair value of the goodwill contained in any reporting unit within a company is less than the goodwill’s carrying value. Impairment losses would be charged to operating expense. Management reviews goodwill for impairment based on the Company’s primary reporting segments, the banks. If the reporting unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the unit’s carrying value. The Company uses a present value technique to estimate fair value when testing for impairment. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. The cash flow analysis requires assumptions about the economic environment, expected net interest margins, growth rates, and the rate at which cash flows are discounted.

Other identifiable intangible assets with finite lives, such as core deposit intangibles and trade name, are initially recorded at fair value and are generally amortized over the periods benefited and are evaluated for impairment similar to long-lived assets.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Derivative Instruments and Hedging Activities

Accounting guidance provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Retirement Benefits

Management makes a variety of assumptions in applying principles that govern the accounting for benefits under the Company’s defined benefit pension plans and other postretirement benefit plans. These assumptions are essential to the actuarial valuation that determines the amounts recognized and certain disclosures it makes in the consolidated financial statements related to the operation of these plans. Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of retirement benefits recognized in net income and comprehensive income. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, the cost of retirement benefits will move opposite to changes in either the discount rate or the rate of return on assets. The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes. The Company also sponsors two defined benefit postretirement plans, which provide medical benefits and life insurance benefits. The Company has accounted for these plans using the actuarial computations required by guidance regarding employers’ accounting for postretirement benefits other than pensions. The cost of the defined benefit postretirement plan has been recognized on the projected unit credit method over the employee’s approximate service period.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Stock-Based Payment Arrangements

The grant date fair value of equity instruments awarded to employees and directors establishes the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the requisite service period.

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

The Company adopted the FASB’s authoritative guidance regarding the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective January 1, 2010, and was applied retrospectively.

Statements of Cash Flows

The Company considers only cash on hand, cash items in process of collection and balances due from financial institutions as cash and cash equivalents for purposes of the consolidated statements of cash flows.

Reportable Segment Disclosures

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued updated guidance to address the differences between international financial reporting standards (IFRS) and generally accepted accounting principles (GAAP) regarding the offsetting of assets and liabilities. Instead of proposing new criteria for netting assets and liabilities the FASB and International Accounting Standards Board (IASB) jointly issued common disclosure requirements related to offsetting arrangements, irrespective of whether they are offset on the statement of financial position, which require disclosure of both net and gross information for these assets and liabilities. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance impacts only the disclosures in financial statements and will not impact the company’s financial condition or results of operations.

In September 2011, the FASB issued guidance to simplify how entities test goodwill for impairment. The final standard allows an entity to first assess qualitative factors to determine whether is it “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in Accounting Standards Codification (ASC) Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the company’s financial condition or results of operations.

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income, and subsequently amended this guidance in December 2011, prior to its effective date. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes to stockholders’ equity, and, requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment does not change the items that must be reported in other comprehensive income or when an item in other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance will change presentation only and will not have a material impact on the company’s financial condition or results of operations. The FASB is currently re-deliberating whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.

In May 2011, the FASB issued updated guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Certain provisions clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements, while others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the company’s financial condition or results of operations.

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

In April 2011, FASB issued an update to improve the accounting for repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The guidance modifies the criteria for assessing if a transferor has maintained effective control over the transferred asset in determining when these transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). Specifically, the updated guidance removes the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets on substantially the same terms, even in the event of default by the transferee, as well as the collateral maintenance guidance related to that criterion. The guidance is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the company’s financial condition or results of operations.

Note 2. Acquisitions

Whitney Holding Corporation

On June 4, 2011, Hancock acquired all of the outstanding common stock of Whitney Holding Corporation (Whitney), a bank holding company based in New Orleans, Louisiana, in a stock and cash transaction. Whitney common shareholders received 0.418 shares of Hancock common stock in exchange for each share of Whitney stock, resulting in Hancock issuing 40,794,261 common shares at a fair value of $1.3 billion. Whitney’s preferred stock and common stock warrant issued under TARP were purchased by the Company for $307.7 million and retired as part of the merger transaction. In total, the purchase price was approximately $1.6 billion including the value of the options to purchase common stock assumed in the merger. On September 16, 2011, seven Whitney Bank branches located on the Mississippi Gulf Coast and one branch located in Bogalusa, LA with approximately $47 million in loans and $180 million in deposits were divested in order to resolve branch concentration concerns of the U.S. Department of Justice relating to the merger.

The Whitney transaction was accounted for using the purchase method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Assets acquired, excluding goodwill, totaled $11.2 billion, including $6.5 billion in loans, $2.6 billion of investment securities, and $224 million of identifiable intangible assets. Liabilities assumed were $10.1 billion, including $9.2 billion of deposits.

Goodwill of $589 million was calculated as the excess of the consideration exchanged over the net identifiable assets acquired.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions (continued)

The following table provides the assets purchased, the liabilities assumed and the consideration transferred:

Preliminary Statement of Net Assets Acquired (at fair value) and Consideration Transferred (in millions except per share)
	Fair value of net assets acquired at date of acquisition June 4, 2011	Subsequent acquisition-date adjustments	As recorded by HHC December 31, 2011
ASSETS
Cash and cash equivalents	$957	$—	$957
Loans held for sale	57	—	57
Securities	2,635	1	2,636
Loans and leases	6,456	(9)	6,447
Property and equipment	284	(21)	263
Other intangible assets (1)	266	(42)	224
Other assets	580	(7)	573

Total identifiable assets	11,235	(78)	11,157

LIABILITIES
Deposits	9,182	—	9,182
Borrowings	776	—	776
Other liabilities	175	(3)	172

Total liabilities	10,133	(3)	10,130

Net identifiable assets acquired	1,102	(75)	1,027
Goodwill (2)	514	75	589

Net assets acquired	$1,616	—	$1,616

CONSIDERATION:
Hancock Holding Company common shares issued	41
Purchase price per share of the Company’s common stock (3)	32.04

Company common stock issued and cash exchanged for fractional shares	$1,307
Stock options converted	1
Cash paid for TARP preferred stock and warrants	308

Fair value of total consideration transferred	$1,616

(1)	Intangible assets consists of core deposit intangible of $189.4 million, trade name of $11.7 million, trust relationships of $11.1 million, and credit card relationships of $11.3 million.
The amortization life is 12—20 years for the CDI intangible asset; 15 years for credit card relationships, 12 years for trust and 2.5 years for tradename intangible asset.

They will be amortized on an accelerated basis.

(2)	No goodwill is expected to be deductible for federal income tax purposes. The goodwill will be primarily allocated to the Whitney Bank segment.
(3)

The value of the shares of common stock exchanged with Whitney shareholders was based upon the closing price of the Company's common stock at June 3, 2011, the last traded day prior to the date of acquisition.

The following table (in thousands) provides a restatement of interim periods for the more significant subsequent purchase accounting fair value adjustments to the acquisition date valuations:

	June 30, 2011 Prior	June 30, 2011 Restated	September 30, 2011 Prior	September 30, 2011 Restated
Goodwill	$513,917	$589,531	$513,917	$589,531
Intangible assets	222,621	234,343	206,424	218,146

The following table (in thousands) provides a reconciliation of goodwill:

Goodwill balance at December 31, 2010	$61,631
Additions:
Goodwill from Whitney acquistion at acquisition date	513,917
Purchase accounting fair value adjustments subsequent to acquisition date made during the fourth quarter of 2011	75,614

Goodwill balance at December 31, 2011	$651,162

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions (continued)

The operating results of the Company for the year ended December 31, 2011 include the results from the operations acquired in the Whitney transaction since June 4, 2011. Whitney’s operations contributed approximately $232.5 million in revenue, net of interest expense, and an estimated $35.8 million in net income for the period from the acquisition date.

Merger-related charges of $86.8 million associated with the Whitney acquisition are included in noninterest expense for 2011. Such expenses were for professional services and other incremental costs associated with the conversion of systems and integration of operations, costs related to branch and office consolidations, costs related to termination of existing contractual arrangements for various services, marketing and promotion expenses, and retention and severance and incentive compensation costs. The following table provides a breakdown (in thousands) of merger expenses by category:

Year Ended December 31, 2011
Personnel expense	$13,960
Equipment expense	552
Data processing expense	3,163
Net occupancy expense	330
Postage and communications	897
Professional services expense	40,902
Printing and supplies	568
Advertising	5,958
Insurance expense	3,177
Other expense	17,255

Total merger-related expenses	$86,762

The following unaudited pro forma information presents the results of operations for the twelve months ended December 31, 2011 and 2010, as if the acquisition had occurred at the beginning of the earliest period presented. These adjustments include the impact of certain purchase accounting adjustments such as intangible assets amortization, fixed assets depreciation and elimination of Whitney’s provision. In addition, the $86.8 million in merger expenses discussed above are included in each year. Any additional future operating cost savings and other synergies the Company anticipates as a result of the acquisition are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the earliest period presented, nor are they intended to represent or be indicative of future results of operations.

	Twelve Months Ended
	December 31, 2011	December 31, 2010
(In millions)
Total revenues , net of interest expense	$979	$983
Net Income	$124	$94

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate future cash flows associated with those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant estimates related to the valuation of acquired loans. For such loans, the excess of cash flows expected to be collected as of the acquisition date over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition date and the expected cash flows at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of Whitney’s previously established allowance for credit losses.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions (continued)

The acquired loans were divided into loans with evidence of credit quality deterioration (acquired impaired) and loans that do not meet this criteria (acquired performing). In addition, the loans were further categorized into different loan pools by loan types. The Company determined expected cash flows on the acquired loans based on the best available information at the date of acquisition. If new information is obtained about circumstances as of the acquisition date that impact cash flows, management will revise the related purchase accounting adjustments in accordance with accounting for business combinations.

Loans at the acquisition date of June 4, 2011 are presented in the following table.

	Acquired Impaired	Acquired Performing	Total Acquired Loans
	(In thousands)
Commercial non-real estate	$128,813	$2,414,002	$2,542,815
Commercial real estate owner-occupied	91,885	856,583	948,468
Construction and land development	159,438	564,795	724,233
Commercial real estate non-owner occupied	86,573	839,258	925,831

Total commercial/real estate	466,709	4,674,638	5,141,347

Residential mortgage	68,780	818,152	886,932
Consumer	—	418,563	418,563

Total	$535,489	$5,911,353	$6,446,842

The following table presents information about the acquired impaired loans at acquisition (in thousands).

Contractually required principal and interest payments	$880,612
Nonaccretable difference	212,987

Cash flows expected to be collected	667,625
Accretable difference	132,136

Fair value of loans acquired with a deterioration of credit quality	$535,489

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

In connection with the Whitney acquisition, on June 4, 2011, the Company recorded a liability for contingent payments to certain employees for arrangements that were in existence prior to acquisition. The fair value of this liability was $58.0 million. The Company also recorded a liability with a fair value of $14.0 million for a contractual contingency assumed in connection with Whitney’s obligations under contracts for a systems conversion and replacement initiative. This initiative was suspended in anticipation of the acquisition. Substantially all of these liabilities are expected to be paid within one year from acquisition date.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions (continued)

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

The loans purchased are covered by loss share agreements between the FDIC and the Company, which affords the Company significant loss protection. Under the loss share agreement, the FDIC will cover 80% of covered loan losses up to $385 million and 95% of losses in excess of that amount. The term for loss sharing on residential real estate loans is ten years. The term for loss sharing on non-residential real estate loans and other loans is five years. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction.

New loans made after the purchase date are not covered by the loss share agreements. The loss sharing agreements are subject to our compliance with servicing procedures specified in the agreements with the FDIC. The Company recorded an estimated receivable from the FDIC at the acquisition date of $325.6 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. The outstanding receivable balance at December 31, 2011 and 2010 was $212.9 million and $329.1 million, respectively.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions (continued)

The statement of net assets acquired as of December 18, 2009 and the resulting gain are presented in the following table.

	As Recorded by Peoples First Community Bank	Fair Value Adjustments		As Recorded by Hancock
	(In thousands)
Assets
Cash	$98,068	$302,208	(a)	$400,276
Securities	16,149	—		16,149
Loans	1,461,541	(511,111	) (b)	950,430
Property and equipment	8	—		8
Core deposit intangible	—	11,610	(c)	11,610
FIDC loss share receivable	—	325,606	(d)	325,606
Other assets	13,000	(1,813	) (e)	11,187

Total assets acquired	$1,588,766	$126,500		$1,715,266

Liabilities
Deposits	$1,552,454	$10,483	(f)	$1,562,937
FHLB advances	115,500	804	(g)	116,304
Other liabilities	2,402	12,891	(h)	15,293

Total liabilitites acquired	$1,670,356	$24,178		$1,694,534

Net assets acquired “bargain purchase” gain				$20,732

Explanation of Fair Value Adjustments

(a) Adjustment is for cash received from the FDIC for first losses.

(b) This estimated adjustment is necessary as of the acquisition date to write down People's First book value of loans to the estimated fair value as a result of future loan losses.

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

(f) This fair value adjustment was recorded because the weighted average interest rate of People's First time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount will be amortized to reduce interest expense on a declining basis over the average life of the portifolio of approximately 7 months.

(g) The fair value adjustment was recorded because the interest rates of People's fixed rate borrowings exceeded the current interest rates on similar borrowings. This amount will be amortized to interest expense over terms of the borrowings.

(h) This adjustment is for the tax effect of the merger.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions (continued)

The Company expensed merger-related charges of $3.2 million in 2010 and $3.7 million in 2009. These charges represent costs associated with severance and employee related charges, systems integrations, and other merger-related charges.

	Years Ended December 31,
	2010	2009
Personnel expense	$27	$1,760
Equipment expense	57	—
Data processing expense	944	6
Net occupancy expense	4	118
Postage and communications	60	1
Professional services expense	1,263	1,283
Printing and supplies	194	12
Advertising	113	408
Insurance expense	—	—
Other expense	505	94

Total merger-related expenses	$3,167	$3,682

Due primarily to the significant amount of fair value adjustments and the FDIC loss sharing agreements now in place, historical results of Peoples First are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

Note 3. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2011	December 31, 2010
Subordinated notes payable	$150,000	$—
Term note payable	140,000	—
Subordinated debentures	—	—
Other long-term debt	63,890	376

Total long-term debt	$353,890	$376

As part of the merger with Whitney, the Company assumed Whitney National Bank’s $150 million par value subordinated notes which carry an interest rate of 5.875% and mature April 1, 2017. These notes qualify as capital for the calculation of the regulatory ratio of total capital to risk-weighted assets. Beginning in the second quarter of 2012, the amount qualifying as capital will be reduced by 20% per year as the notes approach maturity.

During the second quarter of 2011, the Company borrowed $140 million under a term loan facility at a variable rate based on LIBOR plus 2.00% per annum. The note matures on June 3, 2013 and is pre-payable at any time. The Company is subject to covenants customary in financings of this nature, and compliance with these covenants is not expected to impact the operations of the Company. The Company must maintain the following financial covenants: maximum ratio of consolidated non-performing assets to consolidated total loans and other real estate excluding covered loans of 4.0% through June 2012 and 3.5% thereafter; an initial minimum consolidated net worth of $2.1 billion increasing each quarter by 50% of consolidated net income, but not decreasing for net losses, and increasing by 100% of any common stock issuance. The Company must also maintain a Tier 1 leverage ratio of at least 7%; a Tier 1 risk based capital ratio of at least 9.5%; and a total risk based capital ratio of at least 11.5%. The Company was in compliance with all covenants as of December 31, 2011.

Substantially all of the other long-term debt consists of borrowings associated with tax credit fund activities. These borrowings mature at various dates beginning in 2015 through 2041.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to our variable rate borrowing and fixed rate loans. The Company has also entered into interest rate derivative agreements as a service to certain qualifying customers. The Company manages a matched book with respect to its customer derivatives in order to minimize its net risk exposure resulting from such agreements.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value (in thousands) of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2011 and December 31, 2010.

Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of December 31, 2011		As of December 31, 2010		As of December 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Other assets	$—	Other assets	$—	Other liabilities	$107	Other liabilities	$—

Total derivatives designated as hedging instruments		$—		$—		$107		$—

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$14,952	Other assets	$2,952	Other liabilities	$15,536	Other liabilities	$2,952

Total derivatives not designated as hedging instruments		$14,952		$2,952		$15,536		$2,952

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of December 31, 2011, the Company had one interest rate swap with an aggregate notional amount of $140.0 million that was designated as a cash flow hedge of the Company’s forecasted variable cash flows under a variable-rate term loan agreement. The Company did not have any cash flow hedges outstanding at December 31, 2010 or during 2010.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on AOCI during 2011 was insignificant, and the impact of reclassifications on earnings during 2012 is expected to also be insignificant. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the year ended December 31, 2011.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Derivatives (continued)

Derivatives Not Designated as Hedges

Derivatives not designated as hedges are not speculative and result from a service the Banks provide to certain customers. The Banks execute interest rate derivatives, primarily rate swaps, with commercial banking customers to facilitate their risk management strategies. The Banks simultaneously enter into offsetting agreements with unrelated financial institutions, thereby minimizing its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of December 31, 2011, the Banks had entered into interest rate derivatives, including both customer and offsetting agreements, with an aggregate notional amount of $541.8 million related to this program.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments (in thousands) on the income statement for the years ended December 31, 2011 and December 31, 2010, respectively.

Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Year Ended		Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Year Ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Year Ended

	31-Dec-11	31-Dec-10		31-Dec-11	31-Dec-10		31-Dec-11	31-Dec-10
Interest Rate Products	$(107)	$—	Interest income Other non- interest income	$—	$—	Other non-interest income	$—	$—

Total	$(107)	$—		$—	$—		$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Year Ended

		31-Dec-11	31-Dec-10
Interest Rate Products	Other non-interest income	$(315)	$—

Total		$(315)	$—

Credit Risk-Related Contingent Features

Certain of the Banks’ derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Banks’ credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of a Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the positing of collateral by each party. The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2011 was $12.2 million, for which the Bank’s had posted collateral of $11.6 million.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Securities

The amortized cost and fair value of securities classified as available for sale follow (in thousands):

	December 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$150	$14	$—	164	$10,797	$52	$5	10,844
U.S. government agencies	248,595	1,308	—	249,903	106,054	971	434	106,591
Municipal obligations	294,489	15,218	42	309,665	181,747	4,107	5,411	180,443
Mortgage-backed securities	2,422,891	58,150	696	2,480,345	761,704	38,032	50	799,686
CMOs	1,426,495	21,774	2,193	1,446,076	367,662	6,880	2,491	372,051
Other debt securities	4,517	11	34	4,494	14,329	999	43	15,285
Other equity securities	4,208	2,086	41	6,253	3,428	660	103	3,985

	$4,401,345	$98,561	$3,006	$4,496,900	$1,445,721	$51,701	$8,537	$1,488,885

The following table presents the amortized cost and fair value of securities classified as available for sale at December 31, 2011, by contractual maturity (in thousands). Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties.

	Amortized Cost	Fair Value
Due in one year or less	$292,434	$293,803
Due after one year through five years	915,985	934,279
Due after five years through ten years	405,288	421,935
Due after ten years	2,783,430	2,840,630
Equity securities	4,208	6,253

Total available for sale securities	$4,401,345	$4,496,900

The Company held no securities classified as held to maturity or trading at December 31, 2011 or 2010.

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2011 follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Municipal obligations	18,854	42	—	—	18,854	42
Mortgage-backed securities	212,900	692	337	4	213,237	696
CMOs	296,860	2,193	—	—	296,860	2,193
Other debt securities	398	34	—	—	398	34
Equity securities	1,685	39	2	2	1,687	41

	$530,697	$3,000	$339	$6	$531,036	$3,006

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Securities (continued)

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2010 were as follows (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S Treasury	$9,980	$5	$—	$—	$9,980	$5
U.S. government agencies	74,566	434	—	—	74,566	434
Municipal obligations	57,713	3,092	19,870	2,319	77,583	5,411
Mortgage-backed securities	122	1	1,340	49	1,462	50
CMOs	122,312	2,491	—	—	122,312	2,491
Other debt securities	379	6	459	37	838	43
Equity securities	2,552	87	11	16	2,563	103

	$267,624	$6,116	$21,680	$2,421	$289,304	$8,537

Substantially all of the unrealized losses relate mainly to changes in market rates on fixed-rate debt securities since the respective purchase date. In all cases, the indicated impairment would be recovered by the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, is more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Proceeds from sales of available for sale securities were approximately $342.9 million in 2011, $0.3 million in 2010 and $11.7 million in 2009. Realized gross gains and losses were insignificant. Substantially all of the proceeds in 2011 came from the sale of a portion of the portfolio acquired in the Whitney acquisition.

Securities with carrying values totaling approximately $3.0 billion at December 31, 2011 and $1.3 billion at December 31, 2010 were pledged primarily to secure public deposits or sold under agreements to repurchase.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loans

Loans, net of unearned income, consisted of the following (in thousands):

	December 31,
	2011	2010
	(In thousands)
Originated loans:
Commerical	$1,525,409	$1,046,431
Construction	540,806	495,590
Real estate	1,259,757	1,231,414
Residential mortgage loans	487,147	366,183
Consumer loans	1,074,611	1,008,395

Total originated loans	$4,887,730	$4,148,013

Acquired loans:
Commerical	$2,236,758	$—
Construction	603,371	—
Real estate	1,656,515	—
Residential mortgage loans	734,669	—
Consumer loans	386,540	—

Total acquired loans	5,617,853	—

Covered loans:
Commerical	$38,063	$35,190
Construction	118,828	157,267
Real estate	82,651	181,873
Residential mortgage loans	285,682	293,506
Consumer loans	146,219	141,315

Total covered loans	$671,443	$809,151

Total loans:
Commerical	$3,800,230	$1,081,621
Construction	1,263,005	652,857
Real estate	2,998,923	1,413,287
Residential mortgage loans	1,507,498	659,689
Consumer loans	1,607,370	1,149,710

Total loans	$11,177,026	$4,957,164

The Company generally makes loans in its market areas of South Mississippi, South Alabama, South and Central Louisiana, the Houston, Texas area and Central and North Florida. Loans are made in the normal course of business to its directors, executive officers and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Such loans did not involve more than normal risk of collectability. Balances of loans to the Company’s directors, executive officers and their affiliates at December 31, 2011 and 2010 were approximately $64.7 million and $40.5 million, respectively. New loans, repayments and net balances from changes in directors and executive officers and their affiliates for 2011 were $28.0 million, $33.1 million and $29.3 million, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loans (continued)

The following schedule shows activity in the allowance for loan losses for 2011 and 2010 by portfolio segment and the related corresponding recorded investment in loans as of December 31, 2011 and December 31, 2010. The information for 2009 is shown in summary form:

	Commercial	Residential mortgages	Consumer	Total
(In thousands)	December 31, 2011
Allowance for loan losses:

Beginning balance	$56,859	$4,626	$20,512	$81,997
Charge-offs	(54,754)	(2,634)	(12,875)	(70,263)
Recoveries	20,006	1,091	3,887	24,984
Net provision for loan losses (a)	29,762	1,632	7,338	38,732
Increase in indemnification asset (a)	26,541	9,203	13,687	49,431

Ending balance	$78,414	$13,918	$32,549	$124,881

Ending balance:
Individually evaluated for impairment	$6,988	$551	$—	$7,539

Ending balance:
Collectively evaluated for impairment	$71,426	$13,367	$32,549	$117,342

Ending balance:
Covered loans with deteriorated credit quality	$18,203	$9,024	$14,408	$41,635

Loans:
Ending balance:	$8,062,158	$1,507,498	$1,607,370	$11,177,026

Ending balance:
Individually evaluated for impairment	$28,034	$4,090	$—	$32,124

Ending balance:
Collectively evaluated for impairment	$7,794,582	$1,217,726	$1,461,151	$10,473,459

Ending balance:
Covered loans	$239,542	$285,682	$146,219	$671,443

Ending balance:
Acquired loans (b)	$4,496,644	$734,669	$386,540	$5,617,853

(a) The Company increased the allowance by $51.7 million for losses related to impairment on certain pools of covered loans. This provision was mostly offset by a $48.8 million increase in the FDIC indemnification asset.

(b) Acquired loans were recorded at fair value with no allowance brought forward in accordance with acquisition accounting. There has been no allowance since acquisition.

	Commercial	Residential mortgages	Consumer	Total	Total
(In thousands)	December 31, 2010				2009
Allowance for loan losses:

Beginning balance	$42,484	$4,782	$18,784	$66,050	$61,725
Charge-offs	(39,393)	(4,615)	(14,258)	(58,266)	(54,915)
Recoveries	3,491	740	3,353	7,584	4,650
Net provision for loan losses (a)	50,277	3,719	11,995	65,991	54,590
Increase in indemnification asset (a)	—	—	638	638	—

Ending balance	$56,859	$4,626	$20,512	$81,997	$66,050

Ending balance:
Individually evaluated for impairment	$10,648	$1,304	$—	$11,952	$10,972

Ending balance:
Collectively evaluated for impairment	$46,211	$3,322	$20,512	$70,045	$55,078

Ending balance:
Covered loans with deteriorated credit quality	$—	$—	$—	$—	$—

Loans:

Ending balance:	$3,147,765	$659,689	$1,149,710	$4,957,164	$5,114,175

Ending balance:
Individually evaluated for impairment	$56,836	$5,618	$—	$62,454	$78,005

Ending balance:
Collectively evaluated for impairment	$2,716,598	$360,566	$1,008,395	$4,085,559	$4,085,740

Ending balance:
Covered loans	$374,331	$293,505	$141,315	$809,151	$950,430

(a) The Company increased the allowance by $0.7 million for losses related to impairment on certain pools of covered loans. This provision was mostly offset by a $0.6 million increase in the FDIC indemnification asset.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loans (continued)

The following table shows the composition of non-accrual loans by portfolio segment and class. Covered and acquired loans are considered to be performing due to the application of the accretion method and are excluded from the table. Certain covered loans accounted for using the cost recovery method do not have an accretable yield and are disclosed below as non-accrual loans.

	December 31, 2011	December 31, 2010
	(In thousands)
Originated loans:
Commercial loans	$55,046	$50,379
Residential mortgage loans	24,406	18,699
Consumer loans	3,855	6,621

Total originated loans	$83,307	$75,699

Acquired loans:
Commercial loans	$—	$—
Residential mortgage loans	—	—
Consumer loans	1,117	—

Total acquired loans	$1,117	$—

Covered loans:
Commercial loans	$18,209	$41,917
Residential mortgage loans	637	3,199
Consumer loans	—	170

Total covered loans	$18,846	$45,286

Total loans:
Commercial loans	$73,255	$92,296
Residential mortgage loans	25,043	21,898
Consumer loans	4,972	6,791

Total loans	$103,270	$120,985

The amount of interest that would have been recorded on non-accrual loans had the loans not been classified as non-accrual in 2011, 2010 and 2009, was $4.9 million, $5.7 million and $2.0 million, respectively. Interest actually received on non-accrual loans during 2011, 2010 and 2009 was $1.1 million, $1.0 million and $0.3 million, respectively.

Included in non-accrual loans is $4.1 million in restructured commercial loans. Total troubled debt restructurings for the period ending December 31, 2011, were $18.1 million. The Company had $12.6 in loans classified as restructured at December 31, 2010. Non-accrual and restructured loans amounted to approximately 1.05% and 2.52% of total loans at December 31, 2011 and December 31, 2010, respectively. Modified acquired impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loans (continued)

The table below details the troubled debt restructurings that occurred during 2011 and 2010 by portfolio segment and troubled debt restructurings that subsequently defaulted within twelve months of modification (dollar amounts in thousands).

	2011			2010
Troubled Debt Restructurings:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Total loans:
Commercial loans	24	$20,040	$16,954	7	$12,408	$11,603
Residential mortgage loans	3	1,206	1,191	2	1,177	1,038

Total loans	27	$21,246	$18,145	9	$13,585	$12,641

	2011		2010
Troubled Debt Restructurings That Subsequently Defaulted:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Total loans:
Commercial loans	2	$742	—	$—

Total loans	2	$742	—	$—

The table below presents impaired loans disaggregated by class at December 31, 2011 and 2010:

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(In thousands)
Total loans:
With no related allowance recorded:
Commercial	$28,051	$46,692	$—	$18,461	$359
Residential mortgages	1,582	2,802	—	2,934	58
Consumer	—	—	—	—	—

	29,633	49,494	—	21,395	417
With an allowance recorded:
Commercial	28,369	33,503	6,997	59,724	254
Residential mortgages	4,298	5,588	570	5,059	7
Consumer	—	—	—	—	—

	32,667	39,091	7,567	64,783	261
Total:
Commercial	56,420	80,195	6,997	78,185	613
Residential mortgages	5,880	8,390	570	7,993	65
Consumer	—	—	—	—	—

Total loans	$62,300	$88,585	$7,567	$86,178	$678

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(In thousands)
Total loans:
With no related allowance recorded:
Commercial	$64,558	$102,144	$—	$75,543	$224
Residential mortgages	4,462	6,207	—	5,232	26
Consumer	170	170	—	184	—

	69,190	108,521	—	80,959	250
With an allowance recorded:
Commercial	34,194	40,244	10,648	36,650	523
Residential mortgages	4,355	4,873	1,304	4,358	88
Consumer	—	—	—	—	—

	38,549	45,117	11,952	41,008	611
Total:
Commercial	98,752	142,388	10,648	112,193	747
Residential mortgages	8,817	11,080	1,304	9,590	114
Consumer	170	170	—	184	—

Total loans	$107,739	$153,638	$11,952	$121,967	$861

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loans (continued)

Covered and acquired loans with an accretable yield are considered to be current in the following delinquency table. Certain covered loans accounted for using the cost recovery method are disclosed according to their contractual payment status below. The following table presents the age analysis of past due loans at December 31, 2011 and 2010:

December 31, 2011	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
			(In thousands)
Originated loans:
Commercial loans	$24,939	$58,867	$83,806	$3,242,166	$3,325,972	$3,821
Residential mortgages loans	22,248	25,400	47,648	439,499	487,147	994
Consumer loans	4,284	3,911	8,195	1,066,416	1,074,611	56

Total	$51,471	$88,178	$139,649	$4,748,081	$4,887,730	$4,871

Acquired loans:
Commercial loans	$—	$—	$—	$4,496,644	$4,496,644	$—
Residential mortgages loans	—	—	—	734,669	734,669	—
Consumer loans	2,128	2,126	4,254	382,286	386,540	1,009

Total	$2,128	$2,126	$4,254	$5,613,599	$5,617,853	$1,009

Covered loans:
Commercial loans	$—	$18,209	$18,209	$221,333	$239,542	$—
Residential mortgages loans	—	637	637	285,045	285,682	—
Consumer loans	—	—	—	146,219	146,219	—

Total	$—	$18,846	$18,846	$652,597	$671,443	$—

Total loans:
Commercial loans	$24,939	$77,076	$102,015	$7,960,143	$8,062,158	$3,821
Residential mortgages loans	22,248	26,037	48,285	1,459,213	1,507,498	994
Consumer loans	6,412	6,037	12,449	1,594,921	1,607,370	1,065

Total	$53,599	$109,150	$162,749	$11,014,277	$11,177,026	$5,880

December 31, 2010	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
			(In thousands)
Originated loans:
Commercial loans	$12,463	$50,679	$63,142	$2,710,292	$2,773,434	$300
Residential mortgages loans	22,109	19,573	41,682	324,502	366,184	874
Consumer loans	6,499	6,939	13,438	994,957	1,008,395	318

Total	$41,071	$77,191	$118,262	$4,029,751	$4,148,013	$1,492

Acquired loans:
Commercial loans	$—	$—	$—	$—	$—	$—
Residential mortgages loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

Covered loans:
Commercial loans	$—	$41,917	$41,917	$332,414	$374,331	$—
Residential mortgages loans	—	3,199	3,199	290,306	293,505	—
Consumer loans	—	170	170	141,145	141,315	—

Total	$—	$45,286	$45,286	$763,865	$809,151	$—

Total loans:
Commercial loans	$12,463	$92,596	$105,059	$3,042,706	$3,147,765	$300
Residential mortgages loans	22,109	22,772	44,881	614,808	659,689	874
Consumer loans	6,499	7,109	13,608	1,136,102	1,149,710	318

Total	$41,071	$122,477	$163,548	$4,793,616	$4,957,164	$1,492

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loans (continued)

The following table presents the credit quality indicators of the Company’s various classes of loans at December 31, 2011 and 2010:

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	December 31, 2011				December 31, 2010
	Commercial - originated	Commercial - acquired	Commercial - covered	Total commercial	Commercial - originated	Commercial - covered	Total commercial
		(In thousands)				(In thousands)
Grade:
Pass	$3,110,746	$3,882,817	$16,843	$7,010,406	$2,332,952	$45,609	$2,378,561
Pass-Watch	76,393	60,042	13,606	150,041	138,839	35,289	174,128
Special Mention	35,155	125,852	9,368	170,375	26,216	21,031	47,247
Substandard	103,254	426,003	124,371	653,628	265,180	254,033	519,213
Doubtful	424	1,930	75,242	77,596	10,247	18,369	28,616
Loss	—	—	112	112	—	—	—

Total	$3,325,972	$4,496,644	$239,542	$8,062,158	$2,773,434	$374,331	$3,147,765

Residential Mortgage Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	December 31, 2011				December 31, 2010
	Residential mortgages - originated	Residential mortgages - acquired	Residential mortgages - covered	Total residential mortgages	Residential mortgages - originated	Residential mortgages - covered	Total residential mortgages
		(In thousands)				(In thousands)
Grade:
Pass	$460,261	$673,751	$120,180	$1,254,192	$284,712	$159,885	$444,597
Pass-Watch	7,499	1,773	18,133	27,405	7,857	29,673	37,530
Special Mention	542	9,686	3,286	13,514	—	15,220	15,220
Substandard	18,845	48,581	139,643	207,069	73,615	87,636	161,251
Doubtful	—	878	4,440	5,318	—	1,091	1,091
Loss	—	—	—	—	—	—	—

Total	$487,147	$734,669	$285,682	$1,507,498	$366,184	$293,505	$659,689

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	December 31, 2011				December 31, 2010
	Consumer - originated	Consumer - acquired	Consumer - covered	Total Consumer	Consumer - originated	Consumer - covered	Total Consumer
		(In thousands)				(In thousands)
Performing	$1,070,756	$385,423	$146,219	$1,602,398	$1,001,774	$141,145	$1,142,919
Nonperforming	3,855	1,117	—	4,972	6,621	170	6,791

Total	$1,074,611	$386,540	$146,219	$1,607,370	$1,008,395	$141,315	$1,149,710

All loans are reviewed periodically over the course of the year. Each Bank’s portfolio of loan relationships aggregating $500,000 or more is reviewed every 12 to 18 months by the Bank’s Loan Review staff with other loans also periodically reviewed.

Below are the definitions of the Company’s internally assigned grades:

•	Pass—loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.

•

Pass—Watch—Credits in this category are of sufficient risk to cause concern. This category is reserved for credits that display negative performance trends. The “Watch” grade should be regarded as a transition category.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loans (continued)

•

Special Mention—These credits exhibit some signs of “Watch”, but to a greater magnitude. These credits constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of “Substandard”. They have weaknesses that, if not checked or corrected, weaken the asset or inadequately protect the bank.

•

Substandard—These credits constitute an unacceptable risk to the bank. They have recognized established credit weaknesses that jeopardize the repayment of the debt. Repayment sources are marginal or unclear.

•	Doubtful—A Doubtful credit has all of the weaknesses inherent in one classified “Substandard” with the added characteristic that weaknesses make collection in full highly questionable or improbable.

•	Loss—Credits classified as Loss are considered uncollectable and should be charged off promptly once so classified.

•	Performing—Loans on which payments of principal and interest are less than 90 days past due.

•

Non-performing—A non-performing loan is a loan that is in default or close to being in default and there are good reasons to doubt that payments will be made in full. All loans rated as non-accrual are also non-performing.

The Company held $72.4 million and $21.9 million, respectively, in loans held for sale at December 31, 2011 and 2010. Of the $72.4 million at December 31, 2011, $10.8 million are problem commercial loans held for sale which are carried at estimated fair value. The remaining $61.6 million represents mortgage loans originated for sale, which are carried at the lower of cost or estimated fair value. Residential mortgage loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Changes during 2011 and 2010 in the carrying amount of covered and non-covered acquired loans and accretable yield are presented in the following table (in thousands):

	2011				2010
	Covered		Non-covered		Covered		Non-covered
	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
(In thousands)
Balance at beginning of period	$809,459	$107,638	$—	$—	$913,063	$159,932	$—	$—
Additions	—	—	535,489	132,136	—	—	—	—
Payments received, net	(193,432)	—	(206,306)	—	(155,898)	—	—	—
Accretion	55,416	(55,416)	10,269	(22,719)	52,294	(52,294)	—	—
Decrease in expected cash flows based on actual cash flow, loan sales and foreclosures assumptions	—	(18,930)	—	(26,630)	—	—	—	—
Net transfers from (to) nonaccretable difference to accretable yield	—	119,845	—	47,904	—	—	—	—

Balance at end of period	$671,443	$153,137	$339,452	$130,691	$809,459	$107,638	$—	$—

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following (in thousands):

	December 31,
	2011	2010
Land and land improvements	$130,358	$39,837
Buildings and leasehold improvements	372,232	185,878
Furniture, fixtures and equipment	92,097	71,179
Software	34,184	28,283
Assets under development	25,296	10,125

	654,167	335,302
Accumulated depreciation and amortization	(148,780)	(125,383)

Property and equipment, net	$505,387	$209,919

Depreciation and amortization expense was $24.6 million, $13.5 million and $15.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 8. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration exchanged over the fair value of the net assets acquired in purchase business combinations. The Company tests goodwill for impairment annually and no impairment charges were identified in the most recent test as of September 30, 2011. No goodwill impairment charges were recognized during 2011, 2010, or 2009. The carrying amount of goodwill was $651.2 million and $61.6 million at December 31, 2011 and 2010, respectively. As discussed in Note 2 to the consolidated financial statements, the Company recorded approximately $589 million of goodwill during 2011 in connection with its acquisition of Whitney.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The identifiable assets recorded in connection with the Whitney acquisition during 2011 are detailed in Note 2 to the consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill and Other Intangible Assets (continued)

The carrying value of intangible assets subject to amortization was as follows (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$206,047	$27,691	$178,356
Credit card and trust relationships	22,400	1,908	20,492
Value of insurance business acquired	2,431	1,926	505
Non-compete agreements	322	322	—
Trade name	11,822	100	11,722

	$243,022	$31,947	$211,075

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$25,747	$13,218	$12,529
Value of insurance business acquired	2,431	1,757	674
Non-compete agreements	322	322	—
Trade name	100	100	—

	$28,600	$15,397	$13,203

	Gross Carrying	Gross Carrying	Gross Carrying
	Years Ended December 31,
	2011	2010	2009
Aggregate amortization expense for:
Core deposit intangibles	$14,474	$2,491	$1,114
Credit card and trust relationships	1,908	—	—
Value of insurance business acquired	169	213	255
Non-compete agreements	—	14	28
Trade name	—	10	20

	$16,551	$2,728	$1,417

The weighted-average remaining life of core deposit intangibles is 19 years. The weighted-average remaining life of other identifiable intangibles is 9 years.

The following table shows estimated amortization expense of other intangible assets for the five succeeding years and thereafter, calculated based on current amortization schedules (in thousands):

2012	$31,561
2013	29,565
2014	24,969
2015	20,579
2016	18,834
Thereafter	85,567

$211,075

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits

The maturities of interest bearing deposits at December 31, 2011 follow (in thousands):

2012	$2,395,425
2013	327,779
2014	85,203
2015	154,998
2016	65,220
Thereafter	47,622

Total time deposits	3,076,247
Interest-bearing deposits with no stated maturity	7,120,996

Total interest-bearing deposits	$10,197,243

Time deposits of $100,000 or more totaled approximately $1.6 billion and $1.3 billion at December 31, 2011 and 2010, respectively.

Note 10. Borrowings

Short-Term Borrowings

The following table presents information concerning short-term borrowings (in thousands):

	December 31,
	2011	2010
Federal funds purchased
Amount outstanding at period-end	$16,819	$—
Weighted average interest rate at period-end	0.19%	—
Weighted average interest rate during the year	0.18%	0.13%
Average daily balance during the year	$12,911	$2,734
Maximum month end balance during the year	$26,666	$6,900

Securities sold under agreements to repurchase
Amount outstanding at period-end	$1,027,635	$364,676
Weighted average interest rate at period-end	0.65%	1.69%
Weighted average interest rate during the year	1.03%	1.95%
Average daily balance during the year	$681,474	$477,174
Maximum month end balance during the year	$1,027,635	$534,627

FHLB borrowings:
Amount outstanding at period-end	$—	$10,172
Weighted average interest rate at period-end	—	1.19%
Weighted average interest rate during the year	0.15%	0.57%
Average daily balance during the year	$81,673	$22,846
Maximum month end balance during the year	$10,153	$30,676

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Borrowings (continued)

The Banks borrow funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to their deposit customers. Customer repurchase agreements generally mature daily. Borrowings under repurchase agreements also include certain term agreements with dealers with various maturities, all of which are callable by the dealer. The Banks have the ability to exercise legal authority over the underlying securities. Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

Long-Term Borrowings

The Company has a line of credit with the Federal Home Loan Bank (FHLB) of $2.7 billion which is secured by a blanket pledge of certain mortgage loans. At December 31, 2011, the borrowing capacity under the FHLB line of credit was approximately $2.5 billion.

Note 11. Stockholders’ Equity

Common Stock Offering

In April 2011, Hancock completed an underwritten public offering of the Company’s common stock. The underwriters purchased 6,958,143 shares at a public offering price of $32.25 per share. The net proceeds to the Company after deducting offering expenses and underwriting discounts totaled $214 million. The proceeds of the offering were used for general corporate purposes, including the enhancement of the Company’s capital position and the purchase of Whitney Holding Corporation’s TARP preferred stock and warrant in connection with the Whitney acquisition. The number and value of Company common shares exchanged in the Whitney transaction are discussed in Note 2.

Regulatory Capital

Measures of regulatory capital are an important tool used by regulators to monitor the financial health of financial institutions. The primary quantitative measures used to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Both the Company and its bank subsidiaries are required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and, 4.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%.

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its total risk-based capital ratios must be at least 10.0% for total capital and 6.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators must also consider other subjective and quantitative measures of risk associated with an institution. All of the subsidiary banks were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change these classifications. At December 31, 2011 and 2010, the Company and the Banks were in compliance with all of their respective minimum regulatory capital requirements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity (continued)

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Banks together with corresponding regulatory capital requirements at December 31, 2011 and 2010 (amounts in thousands):

	Actual		Required for Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio %	Amount	Ratio %	Amount		Ratio %
At December 31, 2011
Total capital (to risk weighted assets)
Company	$1,783,037	13.59	$1,049,495	8.00	$	N/A	N/A
Hancock Bank	437,225	14.21	246,072	8.00		307,590	10.00
Whitney Bank	1,277,591	12.76	801,025	8.00		1,001,281	10.00

Tier 1 capital (to risk weighted assets)
Company	$1,506,218	11.48	$524,748	4.00	$	N/A	N/A
Hancock Bank	397,900	12.94	123,036	4.00		184,554	6.00
Whitney Bank	1,091,770	10.90	400,512	4.00		600,769	6.00

Tier 1 leverage capital
Company	$1,506,218	8.17	$553,318	3.00	$	N/A	N/A
Hancock Bank	397,900	8.15	146,408	3.00		244,013	5.00
Whitney Bank	1,091,770	8.19	399,725	3.00		666,208	5.00

At December 31, 2010
Total capital (to risk weighted assets)
Company	$846,541	16.60	$407,970	8.00	$	N/A	N/A
Hancock Bank	446,894	16.46	217,206	8.00		271,507	10.00
Hancock Bank of Louisiana	344,447	15.72	175,339	8.00		219,174	10.00
Hancock Bank of Alabama	33,543	17.39	15,432	8.00		19,290	10.00

Tier 1 capital (to risk weighted assets)
Company	$782,301	15.34	$203,985	4.00	$	N/A	N/A
Hancock Bank	412,632	15.20	108,603	4.00		162,904	6.00
Hancock Bank of Louisiana	316,905	14.46	87,670	4.00		131,504	6.00
Hancock Bank of Alabama	31,102	16.12	7,716	4.00		11,574	6.00

Tier 1 leverage capital
Company	$782,301	9.65	$243,160	3.00	$	N/A	N/A
Hancock Bank	412,632	8.03	154,198	3.00		256,996	5.00
Hancock Bank of Louisiana	316,905	11.33	83,878	3.00		139,797	5.00
Hancock Bank of Alabama	31,102	16.38	5,698	3.00		9,496	5.00

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity (continued)

Regulatory Restrictions on Dividends

Regulatory policy statements provide that generally bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from its subsidiary banks have been the primary source of funds available to the Company for the payment of dividends to Hancock’s stockholders. Federal and state banking laws and regulations restrict the amount of dividends the subsidiary banks may distribute to Hancock without prior regulatory approval, as well as the amount of loans they may make to the Company. Dividends paid by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Whitney Bank are subject to approval by the Commissioner of Financial Institutions of the State of Louisiana. At December 31, 2011, the Banks had the capacity to declare and pay approximately $11.1 million in dividends to the Company without prior regulatory approval.

Note 12. Retirement and Employee Benefit Plans

Pension Plans—Defined Benefit

The Company has a noncontributory defined benefit pension plan covering legacy Hancock employees who have been employed by the Company one year and who have worked a minimum of 1,000 hours during the calendar year. The benefits are based upon years of service and the employee’s base or benefit base compensation.

Certain legacy Whitney employees are covered by a noncontributory qualified defined benefit pension plan. The benefits are based on an employee’s total years of service and his or her highest consecutive five-year level of compensation during the final ten years of employment. Certain legacy Whitney employees are also covered by an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. These benefits are calculated using the qualified plan’s formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan supplement amounts paid from the qualified plan. The Whitney plans have been closed to new participants since 2008, and benefit accruals have been frozen for all participants other than those who met certain vesting, age and years of service criteria as of December 31, 2008.

The Company makes contributions to the qualified pension plans in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. Based on currently available information, the Company anticipates making contributions totaling approximately $22.2 million during 2012.

The Company is in the process of reviewing all retirement benefit plans to determine appropriate changes needed to transition legacy Whitney employees into the Company’s benefit plans.

The following tables detail the changes in the benefit obligations and plan assets of each plan for the years ended December 31, 2011 and 2010 as well as the funded status of the plans at each year end and the amounts recognized in the Company’s balance sheets (in thousands). The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement and Employee Benefit Plans (continued)

Hancock Plan

	2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$101,746	$89,720
Service cost	4,689	3,501
Interest cost	5,453	5,233
Actuarial loss	27,429	7,155
Benefits paid	(4,202)	(3,863)

Benefit obligation, end of year	135,115	101,746

Change in plan assets
Fair value of plan assets, beginning of year	71,640	61,313
Actual return on plan assets	1,375	7,718
Employer contributions	34,907	6,726
Benefit payments	(4,202)	(3,863)
Expenses	(245)	(254)

Fair value of plan assets, end of year	103,475	71,640

Funded status at end of year—net liability	$(31,640)	$(30,106)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at beginning of year	$38,810	$36,753
Amount of (loss)/gain recognized during the year	(2,343)	(2,281)
Net actuarial loss/(gain)	31,789	4,338

Unrecognized loss at end of year	$68,256	$38,810

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement and Employee Benefit Plans (continued)

Whitney Plan

	December 31, 2011
	Qualified	Nonqualified
Change in benefit obligation
Benefit obligation at acquisition date	$216,992	$14,442
Service cost	3,751	27
Interest cost	6,664	438
Actuarial loss	40,542	1,597
Benefits paid	(3,556)	(570)

Benefit obligation, end of year	264,393	15,934

Change in plan assets
Fair value of plan assets at acquisition date	223,495	—
Actual return on plan assets	(5,354)	—
Employer contributions	10,000	570
Benefit payments	(3,556)	(570)
Expenses	—	—

Fair value of plan assets, end of year	224,585	—

Funded status at end of year—net liability	$(39,808)	$(15,934)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at acquistion date	$—	$—
Amount of (loss)/gain recognized during the year	—	—
Net actuarial loss/(gain)	55,524	1,597

Unrecognized loss at end of year	$55,524	$1,597

The accumulated benefit obligation was $109.1 million and $83.6 million, respectively, for the Hancock plan at December 31, 2011 and 2010. The accumulated benefit obligations at December 31, 2011 for the Whitney plans were $239.1 million for qualified plan and $15.7 million for the nonqualified plan.

The following tables show net periodic cost included in expense and the changes in the amounts recognized in accumulated other comprehensive income during 2011 and 2010. Hancock expects to recognize $4.6 million of the net actuarial loss included in accumulated other comprehensive income at December 31, 2011 as a component of net pension expense in 2012. The amount expected to be recognized from the Whitney plans totals $3.0 million.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement and Employee Benefit Plans (continued)

The components of net periodic cost included in expense for each plan follows (in thousands):

Hancock Plan

	Years Ended December 31,
	2011	2010	2009
Net periodic benefit cost
Service cost	$4,689	$3,500	$3,107
Interest cost	5,453	5,233	4,833
Expected return on plan assets	(5,490)	(4,646)	(3,873)
Recognized net amortization and deferral	2,343	2,281	2,648

Net periodic benefit cost	6,995	6,368	6,715

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss)/gain recognized during the year	(2,343)	(2,281)	(2,648)
Net actuarial loss/(gain)	31,789	4,338	(1,089)

Total recognized in other comprehensive income	29,446	2,057	(3,737)

Total recognized in net periodic benefit cost and other comprehensive income	$36,441	$8,425	$2,978

Weighted average assumptions as of measurement date
Discount rate for benefit obligations	4.35%	5.46%	5.95%
Discount rate for net periodic benefit cost	5.46%	5.95%	5.96%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Whitney Plan

	Year Ended
	December 31, 2011
	Qualified	Nonqualified
Net periodic benefit cost
Service cost	$3,751	$27
Interest cost	6,664	438
Expected return on plan assets	(9,628)	—
Recognized net amortization and deferral	—	—

Net periodic benefit cost	787	465

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss)/gain recognized during the year	—	—
Net actuarial loss/(gain)	55,524	1,597

Total recognized in other comprehensive income	55,524	1,597

Total recognized in net periodic benefit cost and other comprehensive income	$56,311	$2,062

Weighted average assumptions as of measurement date
Discount rate for benefit obligations	4.31%	4.31%
Discount rate for net periodic benefit cost	5.35%	5.35%
Expected long-term return on plan assets	7.50%	—
Rate of compensation increase	3.58%	3.58%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement and Employee Benefit Plans (continued)

The long term rate of return on plan assets is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. At December 31, 2011, the discount rate was calculated by matching expected future cash flows to the Citigroup Pension Discount Curve Liability Index.

The following shows expected pension plan benefit payments over the next ten years (in thousands):

	Hancock	Whitney
	Qualified	Qualified	Nonqualified	Total
2012	$4,273	$6,993	$888	$12,154
2013	4,394	7,410	883	12,687
2014	4,640	8,020	1,041	13,701
2015	4,971	8,735	1,134	14,840
2016	5,342	9,432	1,138	15,912
2017-2021	33,222	57,629	5,792	96,643

	$56,842	$98,219	$10,876	$165,937

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2011.

The Hancock plan assets are held in the Company’s family of mutual funds. The fair values of the Hancock pension plan assets at December 31, 2011 and 2010, by asset category, are shown in the following tables (in thousands):

Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hancock Horizon Government Money Market Fund	$28,081	$28,081	$—	$—
Hancock Horizon Strategic Income Bond Fund	29,895	29,895	—	—
Hancock Horizon Quantitative Long/Short Fund	3,674	3,674	—	—
Hancock Horizon Diversified International Fund	6,266	6,266	—	—
Hancock Horizon Burkenroad Fund	2,414	2,414	—	—
Hancock Horizon Growth Fund	13,403	13,403	—	—
Hancock Horizon Value Fund	19,742	19,742	—	—

TOTAL	$103,475	$103,475	$—	$—

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement and Employee Benefit Plans (continued)

Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hancock Horizon Government Money Market Fund	$2,573	$2,573	$—	$—
Hancock Horizon Strategic Income Bond Fund	25,974	25,974	—	—
Hancock Horizon Quantitative Long/Short Fund	3,525	3,525	—	—
Hancock Horizon Diversified International Fund	6,277	6,277	—	—
Hancock Horizon Burkenroad Fund	2,264	2,264	—	—
Hancock Horizon Growth Fund	12,392	12,392	—	—
Hancock Horizon Value Fund	18,635	18,635	—	—

TOTAL	$71,640	$71,640	$—	$—

The Hancock plan’s percentage asset allocations by asset category and corresponding target allocations at December 31, 2011 and 2010 follow:

	Plan Assets at December 31,		Target Allocation at December 31,
Asset category	2011	2010	2011	2010
Equity securities	44%	60%	40-70%	40-70%
Fixed income securities	29%	36%	30-60%	30-60%
Cash equivalents	27%	4%	0-10%	0-10%

	100%	100%

A $25 million contribution to the plan late in 2011 was initially invested in cash equivalents. After these funds were reinvested, the distribution of plan assets was within target allocations.

The investment strategy of the Hancock pension plan is to emphasize a balanced return of current income and growth of principal while accepting a moderate level of risk. The investment goal of the plan is to meet or exceed the return of a balanced market index comprised of 55% of the S&P 500 Index and 45% of the Barclays Intermediate Aggregate Bond Index. The pension plan investment committee meets periodically to review the policy, strategy and performance of the plan.

The fair value of the Whitney pension plan assets at December 31, 2011, are shown in the following table (in thousands):

Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities—large cap	$72,607	$72,607	$—	$—
Equity securities—small cap	44,191	44,191	—	—
Hancock Horizon Diversified International	18,262	18,262	—	—
Corporate debt	33,319		33,319	—
U.S. government and agency secutities and other	44,017	15,032	28,985	—
Cash and equivalents	12,189	12,189	—	—

TOTAL	$224,585	$162,281	$62,304	$—

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement and Employee Benefit Plans (continued)

The Whitney plan’s percentage asset allocations by asset category and corresponding target allocations at December 31, 2011 follow:

	At December 31, 2011
	Plan	Target
	Assets	Allocation
Asset category
Equity securities	60%	40-70%
Fixed income securities	35%	30-50%
Cash equivalents	5%	0-10%

	100%

The assumption regarding the expected long-term return on Whitney plan assets with reference to the plan’s investment policy and practices, including the tolerance for market and credit risk, and historical returns for benchmark indices specified in the policy. The policy communicates risk tolerance in terms of diversification criteria and constraints on investment quality. The plan may not hold debt securities of any single issuer, except the U.S. Treasury and U.S. government agencies, in excess of 10% of plan assets. The policy also calls for diversification of equity holdings across business segments and states a preference for holdings in companies that demonstrate consistent growth in earnings and dividends. No company’s equity securities shall comprise more than 5% of the plan’s total market value. Limited use of derivatives is authorized by the policy, but the investment manager has not employed these instruments.

As of December 31, 2011, the Whitney plan assets included 16,375 shares of Hancock common stock with a value of $.5 million (.23%) of plan assets.

Pension Plans – Defined Contribution

The Company sponsors defined contribution retirement plans under Section 401(k) of the Internal Revenue Code. The Hancock plan covers substantially all legacy Hancock employees who have been employed 90 days and meet certain other requirements, but excluding on call, temporary, and seasonal employees. Under these plans, the Company will match the 50% of the savings of each participant up to 6% of his or her compensation.

Eligible legacy Whitney employees who are employed by the new Whitney Bank after the merger continue to be covered by an employee savings plan under Section 401(k). An employee of the new Whitney Bank who was not a participant at the merger date can become eligible to participate in the savings plan after meeting the eligibility conditions, provided the employee performed services at a legacy Whitney location as of the merger date. Under the savings plan, the Company will match the savings of each participant up to 4% of his or her compensation. Tax law imposes limits on total annual participant savings. Participants are fully vested in their savings and in the matching Company contribution at all times. Under the savings plan, the Company can also make discretionary profit sharing contributions on behalf of participants who are either (a) ineligible to participate in the Whitney qualified defined-benefit plan or (b) subject to the freeze in benefit accruals under the defined-benefit plan. The discretionary profit sharing contribution for a plan year is up to 4% of the participants’ eligible compensation for such year and is allocated only to participants who were employed on the first day of the plan year and at year end. Participants must complete three years of service to become vested in the Company’s contributions subject to earlier vesting in the case of retirement, death or disability. The Whitney board amended the plan shortly prior to the merger to provide that Whitney employees terminated as a result of a force reduction after the closing date of the merger would also be immediately vested.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement and Employee Benefit Plans (continued)

The expense of the Company’s matching contributions to both the Hancock and legacy Whitney 401(k) plans was $4.5 million in 2011, $2.0 million in 2010 and $1.8 million in 2009. The discretionary profit-sharing contribution under the legacy Whitney plan was $1.3 million in 2011.

Health and Welfare Plans – Defined Benefit

The Company also sponsors defined benefit postretirement plans for both legacy Hancock and legacy Whitney employees. The Hancock plans provide health care and life insurance benefits to retiring employees who participate in medical and/or group life insurance benefit plans for active employees at the time of retirement and have reached 55 years of age with ten years of service or age 65 with five years of service. The postretirement health care plan is contributory, with retiree contributions adjusted annually and subject to certain employer contribution maximums. Neither Hancock plan is available to employees hired on or after January 1, 2000.

The legacy Whitney plans offer health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. All health care benefits are covered under contracts with health maintenance or preferred provider organizations or insurance contracts. The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies. Currently, these plans restrict eligibility for postretirement health benefits to retirees already receiving benefits as of the plan amendments in 2007 and to those active participants who were eligible to receive benefits as of December 31, 2007. Life insurance benefits are currently only available to employees who retired before December 31, 2007.

The following tables detail the changes in the benefit obligation of the Hancock and Whitney plans for the years ended December 31, 2011 and 2010, as well as the funded status of the plans at each year end and the amounts recognized in the Company’s consolidated balance sheets (in thousands). The Company uses a December 31 measurement date for all defined benefit retirement plans. The Company used a 4.25% discount rate for the determination of the projected postretirement benefit obligation as of December 31, 2011 and a 4.10% discount rate for the Whitney plans. A discount rate of 5.30% was used to determine the Hancock plan benefit obligation as of December 31, 2010.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement and Employee Benefit Plans (continued)

Hancock Plan

	Years Ended December 31,
	2011	2010
Change in postretirement benefit obligation
Projected postretirement benefit obligation, beginning of year	$12,373	$10,290
Service cost	137	125
Interest cost	611	556
Plan participants’ contributions	346	310
Actuarial loss	4,294	2,098
Benefit payments	(1,108)	(1,006)

Projected postretirement benefit obligation, end of year	16,653	12,373

Change in plan assets
Plan assets, beginning of year	—	—
Employer contributions	763	696
Plan participants’ contributions	345	310
Benefit payments	(1,108)	(1,006)

Plan assets, end of year	—	—

Funded status at end of year—net liability	$(16,653)	$(12,373)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at beginning of year	$5,546	$3,701
Amount of (loss)/gain recognized during the year	(489)	(253)
Net actuarial loss/(gain)	4,294	2,098

Unrecognized loss at end of year	$9,351	$5,546

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement and Employee Benefit Plans (continued)

Whitney Plans

Period Ended December 31 2011
Change in postretirement benefit obligation
Projected postretirement benefit obligation, from acquisition date	$15,949
Service cost	—
Interest cost	480
Plan participants' contributions	523
Actuarial loss	1,645
Benefit payments	(1,143)

Projected postretirement benefit obligation, end of year	17,454

Change in plan assets
Plan assets, beginning of year	—
Employer contributions	620
Plan participants' contributions	523
Benefit payments	(1,143)

Plan assets, end of year	—

Funded status at end of year—net liability	$(17,454)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at beginning of year	$—
Amount of (loss)/gain recognized during the year	—
Net actuarial loss/(gain)	1,645

Unrecognized loss at end of year	$1,645

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement and Employee Benefit Plans (continued)

The following tables for the Hancock plans show the composition of net periodic postretirement benefit cost (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net periodic postretirement benefit cost
Service cost	$137	$124	$114
Interest costs	611	556	565
Amortization of net loss	538	302	296
Amortization of prior service cost	(48)	(48)	(48)

Net periodic postretirement benefit cost	1,238	934	927

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Amount of loss recognized during the year	(538)	(302)	(296)
Net actuarial (gain)/loss	4,293	2,098	1,574
Amortization of prior service cost	48	48	48

Total recognized in other comprehensive income	3,803	1,844	1,326

Total recognized in net periodic benefit cost and other comprehensive income	$5,041	$2,778	$2,253

The Company assumed certain trends in health care costs in the determination of the benefit obligations. At December 31, 2011, the Company assumed a 7.5% increase in the pre- and post-Medicare age health costs for 2012, declining uniformly over 5 years to a 5.0% annual rate of increase for years thereafter. At December 31, 2010, the initial rate of increase was assumed to be 8.0%, declining to an ultimate rate of 5.0% over a 6 year period. The following table illustrates the effect on the annual periodic postretirement benefit costs and postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates from the rates assumed at December 31, 2011.

	1% Decrease	Assumed	1% Increase
	in Rates	Rates	in Rates
Aggregated service and interest cost	$654	$748	$866
Postretirement benefit obligation	14,655	16,653	19,114

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement and Employee Benefit Plans (continued)

The following tables for the Whitney plans show the composition of net period postretirement benefit cost (in thousands):

2011
Net periodic postretirement benefit cost
Service cost	$—
Interest costs	480
Amortization of net loss	—
Amortization of prior service cost	—

Net periodic postretirement benefit cost	480

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Amount of loss recognized during the year	—
Net actuarial (gain)/loss	1,645
Amortization of prior service cost	—

Total recognized in other comprehensive income	1,645

Total recognized in net periodic benefit cost and other

comprehensive income	$2,125

At December 31, 2011, the Company assumed a 7.75% increase in pre- and post-Medicare age health costs for 2012, declining gradually to a 5.0% annual rate. The following table illustrates the effect on the annual periodic postretirement benefit cost and the postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates:

	1% Decrease in Rates	Assumed Rates	1% Increase in Rates
Aggregated service and interest cost	$431	$480	$538
Postretirement benefit obligation	15,620	17,454	19,631

Expected benefits to be paid over the next ten years are reflected the following table (in thousands):

	Hancock	Whitney	Total
2012	$832	$1,246	$2,078
2013	795	1,293	2,088
2014	838	1,244	2,082
2015	784	1,141	1,925
2016	813	1,056	1,869
2017-2021	4,245	4,450	8,695

	$8,307	$10,430	$18,737

.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stock-Based Payment Arrangements

Hancock maintains an incentive compensation plan that incorporates stock-based payment arrangements for employees and directors. The most recent plan was approved by the Company’s stockholders in 2005 (the “Plan”). The Compensation Committee of the Company’s Board of Directors administers the Plan, makes determinations with respect to participation by employees or directors and authorizes stock-based awards under the plan. Under the Plan, participants may be awarded stock options (including incentive stock options for employees), restricted shares, performance stock awards and stock appreciation rights, all on a stand-alone, combination or tandem basis. To date, the Committee has awarded stock options, tenure-based restricted shares and performance stock awards.

The Plan authorizes the issuance of an aggregate of 5,000,000 shares of the Company’s common stock pursuant to awards under the Plan. The Plan limits the number of shares for which awards may be granted during any calendar year to 2% of the outstanding common stock reported at the end of the previous fiscal year, plus any unused portion of the annual limit for the prior year and subject to certain other adjustments. At December 31, 2011 there were 4.4 million shares available for future issuance under equity compensation plans. Whitney options converted at the acquisition date do not count against the number of shares available for future issuance. The awards available for issuance cover outstanding unvested and unexercised awards as well as future awards. The Company may use authorized unissued shares or shares held in treasury to satisfy awards under the Plan.

Restricted stock awards issued under the Plan generally vest at the end of five years of continuous service from the grant date. The fair value of each performance stock award is estimated on the grant date’s prior closing price using the Black-Scholes-Merton valuation model. The performance awards issued during the annual grant have a one year performance measurement period followed by a two year service vesting period. The target shares issued are the maximum potential shares to be awarded.

For the years ended December 31, 2011, 2010 and 2009 total stock-based compensation recognized in income was $7.2 million, $4.1 million and $3.3 million respectively. The total recognized tax benefit related to the stock-based compensation was $1.4 million, $0.7 million and $0.8 million, respectively, for 2011, 2010 and 2009.

A summary of option activity for 2011 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	1,129,520	$35.08

Whitney options converted at acquisition date	775,261	$62.64
Granted	200,601	$29.97
Exercised	(21,919)	$18.14
Forfeited or expired	(396,556)	$61.83

Outstanding at December 31, 2011	1,686,907	$41.05	5.2	$1,642

Exercisable at December 31, 2011	1,183,667	$44.25	3.6	$1,241

The exercise price is equal to the closing market price on the date immediately preceding the date of grant, except for certain of those granted to major stockholders where the option price is 110% of the market price. Option awards generally vest equally over five years of continuous service and have ten-year contractual terms. The fair value of each option award is estimated using the Black-Scholes-Merton option valuation model.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stock-Based Payment Arrangements (continued)

Whitney’s stock options outstanding at the acquisition date were assumed by Hancock, as adjusted for the share exchange ratio specified in the merger agreement. These options will expire at the earlier of (1) their expiration date (which is generally ten years after the grant date), except for grants made in 2005 that expired six months following the merger, or (2) a date following termination of employment, as set forth in the prior grant plan document.

The total intrinsic value of options exercised during 2011, 2010 and 2009 was $0.3 million, $0.8 million, and $1.5 million, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2011, and changes during 2011, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	855,873	$23.76
Granted	827,656	$26.06
Vested	(194,452)	$18.41
Forfeited	(28,101)	$27.41

Nonvested at December 31, 2011	1,460,976	$25.70

As of December 31, 2011, there was $27.8 million of total unrecognized compensation related to nonvested restricted shares. This compensation is expected to be recognized in expense over a weighted-average period of 3.4 years. The total fair value of shares which vested during 2011 and 2010 was $6.2 million and $5.9 million, respectively.

The weighted-average grant-date fair values of options awarded during 2011, 2010 and 2009 were $8.64, $10.73, and $14.52, respectively. The fair value of each option award was estimated as of the grant date using the Black-Scholes-Merton option-pricing model. The significant assumptions made in applying the option-pricing model are noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

	Years Ended December 31,
	2011*	2010	2009*
Expected volatility	38.90%	40.53%	40.45%
Expected dividends	3.20%	2.9%-2.99%	2.49%
Expected term (in years)	6.38	9.55	8.7
Risk-free rates	1.99%	2.73%-3.33%	3.28%

*	During 2011 and 2009, there was only one option award to one class of recipients.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Fair Value of Financial Instruments

The FASB defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The FASB’s guidance also established a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value, giving preference to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Available for sale securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and certain other debt and equity securities. Level 2 classified available for sale securities include mortgage-backed debt securities and collateralized mortgage obligations that are agency securities, and state and municipal bonds. The Company invests only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five years. Company policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a nationally recognized statistical rating agency, except for certain non-rated obligations of counties, parishes and municipalities within our markets in Mississippi, Louisiana, Texas, Florida and Alabama. There were no transfers between levels during the periods shown.

The fair value of derivative financial instruments, which are predominantly interest rate swaps, is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, such as interest rate futures, observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value the derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations in their entirety in level 2 of the fair value hierarchy.

Fair Value of Assets Measured on a Recurring Basis

The following table presents for each of the fair-value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at December 31, 2011 and 2010.

	As of December 31, 2011
	Level 1	Level 2	Total
Assets
Available for sale securities:
U.S. Treasury and government agency securities	$250,067	$—	$250,067
Debt securities issued by states of the United States and political subdivisions of the states	—	309,665	309,665
Corporate debt securities	4,494	—	4,494
Residential mortgage-backed securities	—	2,480,345	2,480,345
Collateralized mortgage obligations	—	1,446,076	1,446,076
Equity securities	6,253	—	6,253
Derivative financial instruments—assets	—	14,952	14,952

Total assets	$260,814	$4,251,038	$4,511,852

Liabilities
Derivative financial instruments—liabilities	—	15,643	15,643

Total Liabilities	$—	$15,643	$15,643

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Fair Value of Financial Instruments (continued)

	As of December 31, 2010
	Level 1	Level 2	Total
Assets
Available for sale securities:
U.S. Treasury and government agency securities	$117,435	$—	$117,435
Debt securities issued by states of the United States and political subdivisions of the states	—	180,443	180,443
Corporate debt securities	15,285	—	15,285
Residential mortgage-backed securities	—	799,686	799,686
Collateralized mortgage obligations	—	372,051	372,051
Equity securities	3,985	—	3,985
Short-term investments	274,974	—	274,974
Derivative financial instruments—assets	—	2,952	2,952

Total assets	$411,679	$1,355,132	$1,766,811

Liabilities
Derivative financial instruments—liabilities	$—	$2,952	$2,952

Total Liabilities	$—	$2,952	$2,952

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the above table. Collateral-dependent impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens or based on recent sales activity for similar assets in the property’s market. Other real estate owned are level 2 assets carried at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less. Fair values are determined by sales agreement or appraisal.

The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis at December 31, 2011 and 2010.

	As of December 31, 2011
	Level 1	Level 2	Total
Assets
Impaired loans	$—	$55,252	$55,252
Other real estate owned	—	144,367	144,367

Total assets	$—	$199,619	$199,619

	As of December 31, 2010
	Level 1	Level 2	Total
Assets
Impaired loans	$—	$95,787	$95,787
Other real estate owned	—	32,520	32,520

Total assets	$—	$128,307	$128,307

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Fair Value of Financial Instruments (continued)

Accounting guidance from the FASB requires the disclosure of estimated fair value information about certain on- and off-balance sheet financial instruments, including those financial instruments that are not measured and reported at fair value on a recurring basis. The significant methods and assumptions used by the Company to estimate the fair value of financial instruments are discussed below.

Cash, Short-Term Investments and Federal Funds Sold—For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale—The fair value measurement for securities available for sale was discussed earlier.

Loans, Net—The fair value measurement for certain impaired loans was discussed earlier. For the remaining portfolio, fair values were generally estimated by discounting scheduled cash flows using discount rates determined with reference to current market rates at which loans with similar terms would be made to borrowers with similar credit quality.

Accrued Interest Receivable and Accrued Interest Payable—The carrying amounts are a reasonable estimate of fair values.

Deposits—The accounting guidance requires that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, be assigned fair values equal to amounts payable upon demand (carrying amounts). The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold under Agreements to Repurchase, Federal Funds Purchased, and FHLB Borrowings—For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Debt—The fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained.

Derivative Financial Instruments – The fair value measurement for derivative financial instruments was discussed earlier.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$1,622,366	$1,622,366	$778,851	$778,851
Securities available for sale	4,496,900	4,496,900	1,488,885	1,488,885
Loans, net	11,052,144	11,189,662	4,875,167	5,085,925
Loans held for sale	72,378	72,378	21,866	21,866
Accrued interest receivable	53,973	53,973	30,157	30,157
Derivative financial instruments	14,952	14,952	2,952	2,952

Financial liabilities:
Deposits	$15,713,579	$15,737,667	$6,775,719	$6,787,931
Federal funds purchased	16,819	16,819	—	—
Securities sold under agreements to repurchase	1,027,635	1,027,635	364,676	364,676
FHLB borrowings	—	—	10,172	10,172
Long-term debt	353,890	365,421	376	376
Accrued interest payable	8,284	8,284	4,007	4,007
Derivative financial instruments	15,643	15,643	2,952	2,952

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Commitments and Contingencies

Lending Related

In the normal course of business, the Banks enter into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of their customers. Such instruments are not reflected in the accompanying consolidated financial statements until they are funded, although they expose the Banks to varying degrees of credit risk and interest rate risk in much the same way as funded loans.

Commitments to extend credit include revolving commercial credit lines, nonrevolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements of the Company.

A substantial majority of the letters of credit are standby agreements that obligate the Banks to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Banks issue standby letters of credit primarily to provide credit enhancement to their customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

The contract amounts of these instruments reflect the Company’s exposure to credit. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below (in thousands):

	December 31,
	2011	2010
Commitments to extend credit	$4,189,421	$912,206
Letters of credit	441,048	87,038

Approximately $3.8 billion and $729 million of commitments to extend credit at December 31, 2011 and 2010, respectively, carry variable interest rates and the remainder fixed rates.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Commitments and Contingencies (continued)

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

Like many other banks, Whitney Bank is a defendant in a class action lawsuit (Angelique LaCour v. Whitney Bank, D. (M.D. Fla.)) alleging that it improperly assessed overdraft fees on consumer and business deposit accounts owned by persons and entities that maintained those accounts, within the class period, at Whitney National Bank, or any of the entities that it acquired during the class period before its merger with Hancock Bank of Louisiana, due to the order in which it posted or processed debit card transactions against such deposit accounts. Plaintiff alleges that these posting practices resulted in excessive overdraft fees being imposed by the Company. While the Company admits no wrong doing, in order to fully and finally resolve the litigation and avoid the significant costs and expenses that would be involved in defending the case as well as the distraction caused by the litigation, Whitney Bank has entered into an agreement in principal whereby Whitney would pay the sum of $6.8 million in exchange for a full and complete release of all claims brought in the pending action. The proposed settlement is contingent on several factors, including final court approval and sufficient class participation. The Company establishes a liability for contingent litigation losses for any legal matter when payments associated with the claims become probable and the costs can be reasonably estimated. The Company accrued for the proposed settlement in the 4th quarter of 2011.

The Company accrues a liability for losses associated with litigation and regulatory matters when losses are both probable and estimable. Based on current knowledge, management does not believe that loss contingencies, if any, arising from other pending litigation and regulatory matters, including the litigation matters described above, will have a material adverse effect on the consolidated financial position or liquidity of the Company.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Commitments and Contingencies (continued)

Lease Commitments

The Company currently is obligated under a number of capital and non-cancelable operating leases for buildings and equipment. Certain of these leases have escalation clauses and renewal options.

Future minimum lease payments for non-cancelable capital and operating leases with initial terms in excess of one year were as follows at December 31, 2011 (in thousands):

	Captial Leases	Operating Leases
2012	$60	$12,944
2013	65	11,840
2014	9	11,230
2015	7	10,031
2016	1	9,145
Thereafter	14	62,462

Total minimum lease payments	$156	$117,652

Amounts representing interest	40

Present value of net minimum lease payments	$116

Rental expense approximated $11.9 million, $7.2 million and $4.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 16. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Other noninterest income:
Income from bank owned life insurance	$9,311	$5,219	$5,527
Safety deposit box income	1,591	841	794
Appraisal fee income	1,088	714	854
Letter of credit fees	4,193	1,451	1,309
Other	9,395	3,800	7,563

Total other noninterest income	$25,578	$12,025	$16,047

Other noninterest expense:
Ad valorem and franchise taxes	5,330	3,568	3,621
Printing and supplies	5,608	2,380	1,911
Other fees	4,677	3,649	3,802
ORE expense	6,910	4,475	1,357
Insurance expense	7,490	2,010	1,905
Travel	3,590	2,137	1,152
Entertainment and contributions	3,954	1,651	1,346
Miscellaneous losses	8,781	1,080	1,663
Tax credit investment amortization	3,515	—	—
Other expense	18,081	8,942	5,634

Total other noninterest expense	$67,936	$29,892	$22,391

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Other Noninterest Income and Other Noninterest Expense (continued)

Included in noninterest expense are merger-related expenses related to the Whitney and People’s First acquisitions. See Note 2 for detail.

Note 17. Income Taxes

Income tax expense included in net income consisted of the following components (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current federal	$7,400	$20,707	$15,816
Current state	1,961	600	(241)

Total current provision	9,361	21,307	15,575

Deferred federal	9,735	(10,676)	6,753
Deferred state	(1,032)	(926)	591

Total deferred provision	8,703	(11,602)	7,344

Total tax expense	$18,064	$9,705	$22,919

Temporary differences arise between the tax bases of assets or liabilities and their carrying amounts for financial reporting purposes. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$85,289	$30,356
Employee compensation and benefits	40,013	27,086
Loan purchase accounting adjustments	241,412	126,536
Demand deposits	2,308	1,218
Capital loss	—	153
Tax credit carryforward	25,465	663
Federal net operating loss	24,524	104
State net operating loss	2,958	1,274
Other	23,128	1,637

Gross deferred tax assets	445,097	189,027

Federal valuation allowance	—	(84)
State valuation allowance	(2,415)	(1,274)

Subtotal valuation allowance	(2,415)	(1,358)

Net deferred tax assets	442,682	187,669

Deferred tax liabilities:
Fixed assets & intangibles	(135,987)	(31,159)
FHLB Stock Dividend	(1,119)	(3,520)
Securities	(55,642)	(15,932)
Deferred gain on acquisition	(13,232)	(17,907)
FDIC Indemnification Asset	(83,348)	(104,785)
Other	(7,594)	(7,825)

Gross deferred tax liabilities	(296,922)	(181,128)

Net deferred tax asset (liability)	$145,760	$6,541

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Income Taxes (continued)

Reported income tax expense differed from amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes because of the following factors (in thousands):

	$33,188	$33,188	$33,188	$33,188	$33,188	$33,188
	Years Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$33,188	35%	$21,669	35%	$34,195	35%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	689	1%	(410)	-1%	706	1%
Tax-exempt interest	(6,892)	-8%	(6,747)	-11%	(6,703)	-7%
Bank owned life insurance	(3,352)	-4%	(1,918)	-3%	(2,097)	-2%
Tax credits	(8,384)	-9%	(3,702)	-6%	(3,923)	-4%
Merger transaction costs	2,178	3%	—	0%	—	0%
Other, net	637	1%	813	1%	741	1%

Income tax expense	$18,064	19%	$9,705	15%	$22,919	24%

As of December 31, 2011, the Company had approximately $68 million in federal net operating loss carryforwards that originated primarily in the 2009 and 2010 tax year. The Company also had approximately $25 million in federal tax credit carryforwards that originated in the tax years from 2008 through 2010. The federal net operating loss carry forwards will begin expiring in 2029, and the federal tax credit carryforwards will begin to expire in 2028. The Company also had approximately $72 million in state net operating loss carryforwards that originated in the tax years 2002 through 2011. A state valuation allowance has been established for approximately $57 million of the state net operating loss carryforwards. The state net operating losses will begin expiring in 2017.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits. The liability for unrecognized tax benefits was immaterial at December 31, 2011 and 2010. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2012. Hancock recognizes interest and penalties, if any, accrued related to income tax matters in income tax expense, and the amounts recognized during 2011, 2010 and 2009 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. The returns for years before 2008 are no longer subject to examination by taxing authorities.

Note 18. Earnings Per Share

Hancock calculates earnings per share using the two-class method. The two-class method allocates net income to each class of common stock and participating security according to common dividends declared and participation rights in undistributed earnings. Participating securities consist of unvested stock-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Earnings Per Share (continued)

A summary of the information used in the computation of earnings per common share follows (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income to common shareholders	$76,759	$52,206	$74,775

Net income allocated to participating securities — basic and diluted	866	320	247

Net income allocated to common shareholders—basic and diluted	$75,893	$51,886	$74,528

Denominator:
Weighted-average common shares—basic	65,590	36,876	32,747
Dilutive potential common shares	480	178	187

Weighted average common shares—diluted	66,070	37,054	32,934

Earnings per common share:
Basic	$1.16	$1.41	$2.28
Diluted	$1.15	$1.40	$2.26

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totalled 680,611, for the twelve months ended December 31, 2011. There were no anti-dilutive potential common shares in 2010 or 2009.

Note 19. Segment Reporting

The Company’s primary operating segments are divided into Hancock, Whitney, and Other. The Hancock segment coincides generally with the Company’s Hancock Bank subsidiary and the Whitney segment with its Whitney Bank subsidiary. Each bank segment offers commercial, consumer and mortgage loans and deposit services as well as certain other services, such as trust and treasury management services. Although the bank segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. On June 4, 2011, the Company completed its acquisition of Whitney Holding Corporation, the parent of Whitney National Bank. Whitney National Bank was merged into Hancock Bank of Louisiana and the combined entity was renamed Whitney Bank. Prior to the merger the segment now called Whitney Bank was comprised generally of Hancock Bank Louisiana. As part of the merger, the assets and liabilities of the former Hancock Bank of Alabama were transferred to Hancock Bank. In the following tables, the “Other” segment includes activities of other consolidated subsidiaries that provide investment services, insurance agency services, insurance underwriting and various other services to third parties.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Year Ended December 31, 2011
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$195,230	$380,072	$17,892	$(990)	$592,204
Interest expense	(39,056)	(29,538)	(2,905)	528	(70,971)

Net interest income	156,174	350,534	14,987	(462)	521,233

Provision for loan losses	(17,216)	(17,550)	(3,966)	—	(38,732)
Noninterest income	76,846	96,349	32,761	471	206,427
Depreciation and amortization	(10,649)	(13,123)	(834)	—	(24,606)
Other noninterest expense	(163,088)	(372,034)	(34,894)	608	(569,408)
Securities transactions	(51)	—	(40)	—	(91)

Income before income taxes	42,016	44,176	8,014	617	94,823
Income tax expense (benefit)	6,513	7,584	3,967	—	18,064

Net income (loss)	$35,503	$36,592	$4,047	$617	$76,759

Goodwill	$23,386	$623,294	$4,482	$—	$651,162

Total assets	$4,934,003	$14,792,788	$2,462,281	$(2,414,976)	$19,774,096

Total interest income from affiliates	$3,946	$480	$—	$(4,426)	$—

Total interest income from external customers	$191,284	$379,592	$17,892	$3,436	$592,204

	Year Ended December 31, 2010
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$203,222	$132,205	$22,122	$(4,991)	$352,558
Interest expense	(61,384)	(21,198)	(4,294)	4,531	(82,345)

Net interest income	141,838	111,007	17,828	(460)	270,213

Provision for loan losses	(37,845)	(22,554)	(5,592)	—	(65,991)
Noninterest income	67,940	43,331	25,745	(67)	136,949
Depreciation and amortization	(9,755)	(3,003)	(767)	—	(13,525)
Other noninterest expense	(152,956)	(81,665)	(31,244)	130	(265,735)

Income before income taxes	9,222	47,116	5,970	(397)	61,911
Income tax expense (benefit)	(5,101)	12,373	2,433	—	9,705

Net income (loss)	$14,323	$34,743	$3,537	$(397)	$52,206

Goodwill	$23,386	$33,763	$4,482	$—	$61,631

Total assets	$5,247,383	$2,906,365	$1,093,565	$(1,108,986)	$8,138,327

Total interest income from affiliates	$5,017	$—	$—	$(5,017)	$—

Total interest income from external customers	$198,205	$132,205	$22,122	$26	$352,558

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Segment Reporting (continued)

	Year Ended December 31, 2009
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$167,114	$138,767	$23,931	$(6,085)	$323,727
Interest expense	(66,210)	(29,772)	(4,942)	5,624	(95,300)

Net interest income	100,904	108,995	18,989	(461)	228,427
Provision for loan losses	(29,513)	(18,398)	(6,679)	—	(54,590)
Noninterest income	90,109	42,321	25,177	(280)	157,327
Depreciation and amortization	(11,485)	(3,467)	(597)	—	(15,549)
Other noninterest expense	(106,860)	(81,850)	(29,310)	99	(217,921)

Income before income taxes	43,155	47,601	7,580	(642)	97,694
Income tax expense (benefit)	9,149	12,866	904	—	22,919

Net income (loss)	$34,006	$34,735	$6,676	$(642)	$74,775

Goodwill	$23,386	$33,763	$5,128	$—	$62,277

Total assets	$5,789,737	$2,890,341	$1,114,826	$(1,097,821)	$8,697,083

Total interest income from affiliates	$6,085	$—	$—	$(6,085)	$—

Total interest income from external customers	$161,029	$138,767	$23,931	$—	$323,727

Consolidated other intangible assets totaled $211.1 million and $13.2 million, respectively, at December 31, 2011 and 2010. The balance at the end of 2011 consisted of core deposit intangibles of $178.4 million and other identifiable intangible assets of $32.7 million. The total was allocated $201.4 million to the Whitney segment, $9.4 million to the Hancock segment, and $0.3 million to the Other segment. Total other intangible assets at the end of 2010 consisted of core deposit intangibles of $13.2 million and other identifiable intangibles assets of $0.3 million. The 2010 total was allocated $1.7 million to Whitney, $11.1 million to Hancock, and $0.7 million to the Other segment. The increase in other intangible assets allocated to Whitney in 2011 was related to the Whitney acquisition as detailed in Note 2.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Holding Company only (in thousands):

Condensed Balance Sheets
	December 31,
	2011	2010
Assets:
Cash	$28,015	$787
Investment in bank subsidiaries	2,358,368	833,965
Securities available for sale	103,788	—
Investment in non-bank subsidiaries	10,222	20,798
Due from subsidiaries and other assets	9,014	1,567

	$2,509,407	$857,117

Liabilities and Stockholders’ Equity:
Due to subsidiaries	$158	$569
Long term debt	140,000	—
Other liabilities	2,086	—
Stockholders’ equity	2,367,163	856,548

	$2,509,407	$857,117

Condensed Statements of Income
	Years Ended December 31,
	2011	2010	2009
Operating Income
From subsidiaries
Dividends received from bank subsidiaries	$123,100	$41,500	$36,700
Dividends received from non-bank subsidiaries	—	—	—
Equity in earnings of subsidiaries greater than (less than) dividends received	(43,721)	10,471	38,161

Total operating income	79,379	51,971	74,861
Other (expense) income	(2,592)	342	(178)
Income tax provision (benefit)	28	107	(92)

Net income	$76,759	$52,206	$74,775

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Condensed Parent Company Information (continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities—principally dividends received from subsidiaries	$113,355	$31,241	$36,743

Net cash (used in) provided by operating activities	113,355	31,241	36,743

Cash flows from investing activities—contribution of capital to subsidiary	(233)	(454)	(181,798)
Purchase of available for sale securities	(103,432)	—	—
Proceeds of securities available for sale	1,396	—	—
Cash paid in connection with business combination	(275,563)	—	—

Net cash used by investing activities	(377,832)	(454)	(181,798)

Cash flows from financing activities:
Proceeds from issuance of long term debt	140,000	—	—
Dividends paid to stockholders	(70,617)	(36,182)	(32,011)
Stock transactions, net	222,322	5,876	173,319

Net cash used by financing activities	291,705	(30,306)	141,308

Net increase (decrease) in cash	27,228	481	(3,747)
Cash, beginning of year	787	306	4,053

Cash, end of year	$28,015	$787	$306

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2011, (the “Evaluation Date”), our Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, our Chief Executive Officers and Chief Financial Officer have concluded Hancock’s disclosure controls and procedures are effective to ensure that material information relating to us and required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13 – 15(f). Under the supervision and with the participation of management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). This section relates to management’s evaluation of internal control over financial reporting including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. There were no changes in Hancock’s internal control over financial reporting at December 31, 2011 that materially affected, or were reasonable likely to materially affect Hancock’s internal control over financial reporting.

Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2011. PricewatershouseCoopers LLP, under Auditing Standard No. 5, does not express an opinion on management’s assessment as occurred under Auditing Standard No. 2. Under Auditing Standard No. 5 management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. PricewatershouseCoopers’ responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on their audit.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on April 5, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instructions G (3), information on executive compensation will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on April 5, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instructions G (3), information on security ownership of certain beneficial owners and management will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on April 5, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instructions G (3), information on certain relationships and related transactions will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on April 5, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instructions G (3), information on principal accountant fees and services will be incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on April  5, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements of Hancock Holding Company and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Consolidated balance sheets – December 31, 2011 and 2010

Consolidated statements of income – Years ended December 31, 2011, 2010, and 2009

Consolidated statements of changes in stockholders’ equity – Years ended December 31, 2011, 2010, and 2009

Consolidated statements of cash flows –Years ended December 31, 2011, 2010, and 2009

Notes to consolidated financial statements – December 31, 2011 (pages 66 to 124)

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

(a)	3. Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Hancock Holding Company and Lamar Capital Corporation dated February 21, 2001 (Appendix C to the Prospectus contained in the S-4 Registration Statement 333-60280 filed on May 4, 2001 and incorporated by reference herein).

3.1	Amended and Restated Articles of Incorporation dated November 8, 1990 (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company as of July 17, 2007.

3.3	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, dated October 16, 1991 (filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1991).

3.4	Articles of Correction, filed with Mississippi Secretary of State on November 15, 1991 (filed as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 1991).

3.5	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, adopted February 13, 1992 (filed as Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

3.6	Articles of Correction, filed with Mississippi Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

3.7	Articles of Amendment to the Articles of Incorporation adopted February 20, 1997 (filed as Exhibit 3.7 to the Registrant’s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.1	Specimen stock certificate (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

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

*10.1	1996 Long Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

*10.2	Description of Hancock Bank Executive Supplemental Reimbursement Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.3	Description of Hancock Bank Automobile Plan (filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.4	Description of Deferred Compensation Arrangement for Directors (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.5	Hancock Holding Company 2005 Long-Term Incentive Plan, filed as Appendix “A” to the Company’s Definitive Proxy Statement filed with the Commission on February 28, 2005 and incorporated herein by reference.

10.6	Hancock Holding Company Nonqualified Deferred Compensation Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 21, 2005 and incorporated herein by reference.

10.7	Shareholder Rights Agreement dated as of February 21, 1997, between Hancock Holding Company and Hancock Bank, as Rights Agent (as extended by the Company), attached as Exhibit 1 to Form 8-A12G filed with the Commission on February 27, 1997, as extended by Amendment No. 1 filed with the Commission as Exhibit 4.1 to Form 8-K filed with the Commission on February 20, 2007, both of which are incorporated herein by reference.

10.8	Purchase and Assumption Agreement (“Agreement”) with the Federal Deposit Insurance Corporation, Receiver of Peoples First Community Bank, Panama City Florida (“PCFB”) and the Federal Deposit Insurance Corporation acting in its corporate capacity (“FDIC”) incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed February 17, 2010.

10.9	Agreement and Plan of Merger between Hancock Holding Company and Whitney Holding Corporation dated as of December 21, 2010 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2010 and incorporated herein by reference.)

*10.10	Hancock Holding Company 2010 Employee Stock Purchase Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2011 and incorporated herein by reference.

10.11	Term Loan Agreement among the Company, certain lenders from time to time, and Suntrust Bank filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

*10.12	Form of Change in Control Employment Agreement between certain bank subsidiaries of the Company and certain Named Executive Officers.

*10.13	Retention Agreement dated March 1, 2011 between Hancock Bank of Louisiana (n/k/a Whitney Bank) and Joseph S. Exnicious.

*10.14	Retention Agreement dated March 31, 2011 between Hancock Bank of Louisiana (n/k/a Whitney Bank) and Suzanne Thomas.

21	Subsidiaries of Hancock Holding Company.

22	Proxy Statement for the Registrant’s Annual Meeting of Shareholders on March 29, 2007 (deemed “filed for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference)

23.1	Consent of PricewaterhouseCoopers, LLP.

31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Chief Executive Officer Certification - IFR Section 30.15

99.2	Chief Financial Officer Certification - IFR Section 30.15

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Document

101.LAB	XBRL Label Link Document

101.PRE	XBRL Presenation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK HOLDING COMPANY
Registrant

Date February 28, 2012	By:	/s/ Carl J. Chaney
Carl J. Chaney
President & Chief Executive Officer
Director

Date February 28, 2012	By:	/s/ John M. Hairston
John M. Hairston
Chief Executive Officer & Chief Operating Officer
Director

Date February 28, 2012	By:	/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Estabrook, Jr James B. Estabrook, Jr.	Chairman of the Board, Director	February 28, 2012

/s/ Alton G. Bankston Alton G. Bankston	Director	February 28, 2012

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 28, 2012

/s/ Don P. Descant Don P. Descant	Director	February 28, 2012

/s/ Jerry Levens Jerry Levens	Director	February 28, 2012

/s/ James H. Horne James H. Horne	Director	February 28, 2012

(signatures continued)

/s/ John H. Pace John H. Pace	Director	February 28, 2012

/s/ Christine L. Pickering Christine L. Pickering	Director	February 28, 2012

/s/ Robert W. Roseberry Robert W. Roseberry	Director	February 28, 2012

/s/ Anthony J. Topazi Anthony J. Topazi	Director	February 28, 2012

/s/ Randy Hanna Randy Hanna	Director	February 28, 2012

/s/ Thomas Olinde Thomas Olinde	Director	February 28, 2012

/s/ Richard B. Crowell Richard B. Crowell	Director	February 28, 2012

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 28, 2012

/s/ Terence E. Hall Terence E. Hall	Director	February 28, 2012

/s/ R. King Milling R. King Milling	Director	February 28, 2012

/s/ Eric J. Nickelsen Eric J. Nickelsen	Director	February 28, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger between Hancock Holding Company and Lamar Capital Corporation dated

February 21, 2001 (Appendix C to the Prospectus contained in the S-4 Registration Statement 333-60280 filed on May 4, 2001 and incorporated by reference herei

3.1	Amended and Restated Articles of Incorporation dated November 8, 1990 (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company as of July 17, 2007.

3.3	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, dated October 16, 1991 (filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1991).

3.4	Articles of Correction, filed with Mississippi Secretary of State on November 15, 1991 (filed as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 1991).

3.5	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, adopted February 13, 1992 (filed as Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

3.6	Articles of Correction, filed with Mississippi Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

3.7	Articles of Amendment to the Articles of Incorporation adopted February 20, 1997 (filed as Exhibit 3.7 to the Registrant’s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.1	Specimen stock certificate (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

4.2	By executing this Form 10-K, the Registrant hereby agrees to deliver to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Registrant or its consolidated subsidiaries or its unconsolidated subsidiarie

*10.1	1996 Long Term Incentive Plan (filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

*10.2	Description of Hancock Bank Executive Supplemental Reimbursement Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.3	Description of Hancock Bank Automobile Plan (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.4	Description of Deferred Compensation Arrangement for Directors (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.5	Hancock Holding Company 2005 Long-Term Incentive Plan, filed as Appendix “A” to the Company’s Definitive Proxy Statement filed with the Commission on February 28, 2005 and incorporated herein by reference.

10.6	Hancock Holding Company Nonqualified Deferred Compensation Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 21, 2005 and incorporated herein by reference.

10.7	Shareholder Rights Agreement dated as of February 21, 1997, between Hancock Holding Company and Hancock Bank, as Rights Agent (as extended by the Company), attached as Exhibit 1 to Form 8-A12G filed with the Commission on February 27, 1997, as extended by Amendment No. 1 filed with the Commission as Exhibit 4.1 to Form 8-K filed with the Commission on February 20, 2007, both of which are incorporated herein by reference.

10.8	Purchase and Assumption Agreement (“Agreement”) with the Federal Deposit Insurance Corporation, Receiver of Peoples First Community Bank, Panama City Florida (“PCFB”) and the Federal Deposit Insurance Corporation acting in its corporate capacity (“FDIC”) incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed February 17, 2010.

10.9	Agreement and Plan of Merger between Hancock Holding Company and Whitney Holding Corporation dated as of December 21, 2010 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2010 and incorporated herein by reference.)

*10.10	Hancock Holding Company 2010 Employee Stock Purchase Plan, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on January 5, 2011 and incorporated herein by reference.

10.11	Term Loan Agreement among the Company, certain lenders from time to time, and Suntrust Bank filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011 and incorporated herein by reference.

*10.12	Form of Change in Control Employment Agreement between certain bank subsidiaries of the Company and certain Named Executive Officers.

*10.13	Retention Agreement dated March 1, 2011 between Hancock Bank of Louisiana (n/k/a Whitney Bank) and Joseph S. Exnicious.

*10.14	Retention Agreement dated March 31, 2011 between Hancock Bank of Louisiana (n/k/a Whitney Bank) and Suzanne Thomas.

21	Subsidiaries of Hancock Holding Company.

22	Proxy Statement for the Registrant’s Annual Meeting of Shareholders on March 29, 2007 (deemed “filed for the purposes of this Form 10-K only for those portions which are specifically incorporated herein by reference)

23.1	Consent of PricewaterhouseCoopers, LLP.

31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Chief Executive Officer Certification - IFR Section 30.15

99.2	Chief Financial Officer Certification - IFR Section 30.15

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Document

101.LAB	XBRL Label Link Document

101.PRE	XBRL Presenation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Compensatory plan or arrangement.