Form 10-K/A
period 2011-12-31
HANCOCK HOLDING CO
filed 2012-02-29
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Hancock Holding Company is filing this Amendment No. 1 on form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2011 for the sole purposes of furnishing XBRL interactive data files. The original Form 10-K was filed with the Securities and Exchange Commission on February 28, 2012.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing data of the Form 10-K, does not reflect events that may have occurred subsequent to the filing date, and does not modify or update in any way disclosures made in the Form 10-K.

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

HANCOCK HOLDING COMPANY
Registrant

Date February 29, 2012	By:	/s/ Carl J. Chaney
Carl J. Chaney
President & Chief Executive Officer
Director

Date February 29, 2012	By:	/s/ John M. Hairston
John M. Hairston
Chief Executive Officer & Chief Operating Officer
Director

Date February 29, 2012	By:	/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Estabrook, Jr James B. Estabrook, Jr.	Chairman of the Board, Director	February 29, 2012

/s/ Alton G. Bankston Alton G. Bankston	Director	February 29, 2012

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 29, 2012

/s/ Don P. Descant Don P. Descant	Director	February 29, 2012

/s/ Jerry Levens Jerry Levens	Director	February 29, 2012

/s/ James H. Horne James H. Horne	Director	February 29, 2012

(signatures continued)

/s/ John H. Pace John H. Pace	Director	February 29, 2012

/s/ Christine L. Pickering Christine L. Pickering	Director	February 29, 2012

/s/ Robert W. Roseberry Robert W. Roseberry	Director	February 29, 2012

/s/ Anthony J. Topazi Anthony J. Topazi	Director	February 29, 2012

/s/ Randy Hanna Randy Hanna	Director	February 29, 2012

/s/ Thomas Olinde Thomas Olinde	Director	February 29, 2012

/s/ Richard B. Crowell Richard B. Crowell	Director	February 29, 2012

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 29, 2012

/s/ Terence E. Hall Terence E. Hall	Director	February 29, 2012

/s/ R. King Milling R. King Milling	Director	February 29, 2012

/s/ Eric J. Nickelsen Eric J. Nickelsen	Director	February 29, 2012

31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Chief Executive Officer Certification - IFR Section 30.15

99.2	Chief Financial Officer Certification - IFR Section 30.15

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Document

**101.LAB	XBRL Label Link Document

**101.PRE	XBRL Presenation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Compensatory plan or arrangement.
**	Furnished with the Form 10-K/A