Form 10-Q
period 2012-03-31
HANCOCK HOLDING CO
filed 2012-05-09
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

84,771,111 common shares were outstanding as of April 30, 2012 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2012 unaudited	December 31, 2011
ASSETS
Cash and due from banks	$357,814	$437,947
Interest-bearing bank deposits	1,007,814	1,184,222
Federal funds sold	691	197
Securities available for sale, at fair value (amortized cost of $2,513,207 and $4,401,345)	2,578,531	4,496,900
Securities held to maturity (fair value of $ 1,814,603)	1,815,314	—
Loans held for sale	42,484	72,378
Loans	11,146,076	11,191,901
Less: allowance for loan losses	(142,337)	(124,881)
unearned income	(15,803)	(14,875)
Loans, net	10,987,936	11,052,145
Property and equipment, net of accumulated depreciation of $152,952 and $ 148,780	482,620	505,387
Prepaid expenses	67,007	69,064
Other real estate, net	155,803	144,367
Accrued interest receivable	52,821	53,973
Goodwill	647,216	651,162
Other intangible assets, net	202,772	211,075
Life insurance contracts	361,197	355,026
FDIC loss share indemnification asset	222,570	212,885
Deferred tax asset, net	148,219	145,760
Other assets	160,288	181,608
Total assets	$19,291,097	$19,774,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$5,242,973	$5,516,336
Interest-bearing savings, NOW, money market and time	10,189,794	10,197,243
Total deposits	15,432,767	15,713,579
Short-term borrowings	850,289	1,044,454
Long-term debt	360,272	353,890
Accrued interest payable	9,093	8,284
Other liabilities	263,473	286,726
Total liabilities	16,915,894	17,406,933
Stockholders’ equity
Common stock—$3.33 par value per share; 350,000,000 shares authorized, 84,769,973 and 84,705,496 issued and outstanding, respectively	282,284	282,069
Capital surplus	1,638,225	1,634,634
Retained earnings	474,879	476,970
Accumulated other comprehensive income (loss), net	(20,185)	(26,510)
Total stockholders’ equity	2,375,203	2,367,163
Total liabilities and stockholders’ equity	$19,291,097	$19,774,096

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$166,228	$68,001
Securities-taxable	23,317	12,994
Securities-tax exempt	1,644	1,239
Federal funds sold and other short term investments	527	299
Total interest income	191,716	82,533
Interest expense:
Deposits	10,263	14,009
Short-term borrowings	1,639	1,688
Long-term debt and other interest expense	3,526	72
Total interest expense	15,428	15,769
Net interest income	176,288	66,764
Provision for loan losses	10,015	8,822
Net interest income after provision for loan losses	166,273	57,942
Noninterest income:
Service charges on deposit accounts	16,274	9,544
Bank card fees	8,464	3,510
Trust fees	8,738	3,991
Insurance commissions and fees	3,477	3,249
Investment and annuity fees	4,415	3,133
ATM fees	4,334	2,731
Secondary mortgage market operations	4,002	1,567
Accretion of indemnification asset	3,000	3,044
Other income	8,790	3,414
Securities gains (losses), net	12	(51)
Total noninterest income	61,506	34,132
Noninterest expense:
Compensation expense	75,584	29,408
Employee benefits	19,743	8,427
Salaries and employee benefits	95,327	37,835
Net occupancy expense	14,642	5,911
Equipment expense	7,090	2,854
Data processing expense	14,191	5,145
Professional services expense	25,102	5,260
Telecommunications and postage	6,158	2,760
Advertising	6,690	2,049
Deposit insurance and regulatory fees	3,392	3,112
Amortization of intangibles	8,304	614
Other expense	24,567	7,479
Total noninterest expense	205,463	73,019
Income before income taxes	22,316	19,055
Income taxes	3,821	3,727
Net income	$18,495	$15,328

Basic earnings per common share	$0.22	$0.41

Diluted earnings per common share	$0.21	$0.41

Dividends paid per share	$0.24	$0.24

Weighted avg. shares outstanding-basic	84,741	37,333

Weighted avg. shares outstanding-diluted	85,442	37,521

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Net income	$18,495	$15,328
Other comprehensive income, net of tax:
Net change from retirement benefits plans	1,097	(316)
Unrealized net holding gain on securities, net of reclassifications	5,413	2,942
Net unrealized loss on derivatives and hedging	(185)	—
Other comprehensive income	6,325	2,626
Comprehensive income	$24,820	$17,954

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

					Accumulated Other Comprehensive Income (Loss), net
	Common Stock		Capital Surplus	Retained Earnings		Total
	Shares	Amount

Balance, January 1, 2011	36,893,276	$122,855	$263,484	$470,828	$(619)	$856,548
Net income	—	—	—	15,328	—	15,328
Other comprehensive income	—	—	—	—	2,626	2,626
Cash dividends declared ($0.24 per common share)	—	—	—	(8,961)	—	(8,961)
Common stock offering	6,201,500	20,651	170,267	—	—	190,918
Common stock activity, long-term incentive plan, including excess income tax benefit of $74	43,831	146	1,094	—	—	1,240
Balance, March 31, 2011	43,138,607	$143,652	$434,845	$477,195	$2,007	$1,057,699

Balance, January 1, 2012	84,705,496	$282,069	$1,634,634	$476,970	$(26,510)	$2,367,163
Net income	—	—	—	18,495	—	18,495
Other comprehensive income	—	—	—	—	6,325	6,325
Cash dividends declared ($0.24 per common share)	—	—	—	(20,586)	—	(20,586)
Common stock issued, long-term incentive plan, including excess income tax benefit of $15.	64,477	215	3,591	—	—	3,806
Balance, March 31, 2012	84,769,973	$282,284	$1,638,225	$474,879	$(20,185)	$2,375,203

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,495	$15,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,695	3,196
Provision for loan losses	10,015	8,822
Losses on other real estate owned	1,502	473
Deferred tax (benefit)	(2,035)	(1,851)
(Increase) in cash surrender value of life insurance contracts	(6,171)	(3,468)
Loss (gain) on disposal of other assets	78	(597)
Net decrease on loans originated for sale	29,894	6,612
Net amortization of securities premium/discount	13,603	1,767
Amortization of intangible assets	8,304	620
Stock-based compensation expense	2,424	1,094
(Decrease) in interest payable and other liabilities	(21,090)	(2,570)
(Increase) in FDIC indemnification asset	(9,685)	(14,125)
Decrease (increase) in other assets	24,524	(11,164)
Other, net	(15)	(100)
Net cash provided by operating activities	78,538	4,037
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	477	—
Proceeds from maturities of securities available for sale	348,222	98,488
Purchases of securities available for sale	(10,013)	(200,334)
Purchases of investment securities held to maturity	(253,114)	—
Net decrease (increase) in interest-bearing time deposits	176,408	(110,463)
Net (increase) in federal funds sold and short term investments	(494)	(9,946)
Net (increase) decrease in loans	45,143	114,748
Purchases of property and equipment	(3,756)	(33,197)
Proceeds from sales of property and equipment	1,799	1,612
Proceeds from sales of other real estate	24,457	3,635
Net cash provided by (used in) investing activities	329,129	(135,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in deposits	(280,813)	(78,409)
Net (decrease) increase in short-term borrowings	(194,165)	51,489
Proceeds (repayments) of long-term debt	6,382	(11)
Repayments of short-term debt	—	(58)
Dividends paid	(20,586)	(8,961)
Proceeds from exercise of stock options	1,367	72
Proceeds from stock offering	—	190,918
Excess tax benefit from stock option exercises	15	74
Net cash (used in) provided by financing activities	(487,800)	155,114
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(80,133)	23,694
CASH AND DUE FROM BANKS, BEGINNING	437,947	139,687
CASH AND DUE FROM BANKS, ENDING	$357,814	$163,381

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$84,710	$13,086
Transfers from available for sale securities to held to maturity securities	1,484,957	—

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Holding Company and all majority-owned subsidiaries (the “Company”). They include all adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. Some financial information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual periods.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. These accounting principles require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying footnotes. Actual results could differ significantly from those estimates.

Critical Accounting Policies and Estimates

There have been no material changes or developments underlying assumption or methodologies that the Company uses when applying what management believes are critical accounting policies and estimates and developing critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2011.

Securities

Securities that the Company both positively intends and has the ability to hold to maturity are classified as securities held to maturity and are carried at amortized cost. The intent and ability to hold are not considered satisfied when a security is available to be sold in response to changes in interest rates, prepayment rates, liquidity needs or other reasons as part of an overall asset/liability management strategy.

Premiums and discounts on securities, both those held to maturity and those available for sale, are amortized and accreted to income as an adjustment to the securities’ yields using the interest method. Realized gains and losses on securities, including declines in value judged to be other than temporary, are reported net as a component of noninterest income. The cost of securities sold is specifically identified for use in calculating realized gains and losses.

2. Fair Value

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

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis in the consolidated balance sheets.

	March 31, 2012
	(Level 1)	(Level 2)	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$169,134	$—	$169,134
Debt securities issued by states of the United States and political subdivisions of the states	—	95,923	95,923
Corporate debt securities	3,750	—	3,750
Residential mortgage-backed securities	—	2,294,897	2,294,897
Equity securities	14,827	—	14,827

Total available-for-sale securities	187,711	2,390,820	2,578,531

Derivatives
Interest rate contracts - assets	—	14,845	14,845

Total recurring fair value measurements - assets	$187,711	$2,405,665	$2,593,376

Liabilities
Derivatives
Interest rate contracts - liabilities	—	15,656	15,656

Total recurring fair value measurements - liabilities	$—	$15,656	$15,656

	December 31, 2011
	(Level 1)	(Level 2)	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$250,067	$—	$250,067
Debt securities issued by states of the United
States and political subdivisions of the states	—	309,665	309,665
Corporate debt securities	4,494	—	4,494
Residential mortgage-backed securities	—	2,480,345	2,480,345
Collateralized mortgage obligations	—	1,446,076	1,446,076
Equity securities	6,253	—	6,253

Total available-for-sale securities	260,814	4,236,086	4,496,900

Derivatives
Interest rate contracts - assets	—	14,952	14,952

Total recurring fair value measurements - assets	$260,814	$4,251,038	$4,511,852

Liabilities
Derivatives
Interest rate contracts - liabilities	—	15,643	15,643

Total recurring fair value measurements - liabilities	$—	$15,643	$15,643

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

Securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and certain other debt and equity securities. Level 2 classified securities include mortgage-backed debt securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and state and municipal bonds. The level 2 fair value measurements for investment securities were obtained from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs were observable in the marketplace or can be supported by observable data. The Company invests only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five years. Company policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a nationally recognized statistical rating agency, except for certain non-rated obligations of counties, parishes and municipalities within our markets in Mississippi, Louisiana, Texas, Florida and Alabama. There were no transfers between valuation hierarchy levels during the periods shown.

The fair value of derivative financial instruments, which are predominantly interest rate swaps, is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, such as interest rate futures, observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value the derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations in their entirety in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Collateral-dependent impaired loans are level 2 assets measured using third-party appraisals of the collateral or other market-based information such as recent sales activity for similar assets in the property’s market. Other real estate owned are level 2 assets carried at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less. Fair values are determined by sales agreement or third-party appraisal.

The following tables present for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis.

	(Level 1)	(Level 2)	Total
Impaired loans	$—	$53,643	$53,643
Other real estate owned	—	155,803	155,803

Total nonrecurring fair value measurements	$—	$209,446	$209,446

	Quoted Prices in Active Markets for Identical Assets (Level 1)	December 31, 2011 Significant Other Observable Inputs (Level 2)	Total
Impaired loans	$—	$55,252	$55,252
Other real estate owned	—	144,367	144,367

Total nonrecurring fair value measurements	$—	$199,619	$199,619

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

Accounting guidance from the FASB requires the disclosure of estimated fair value information about certain on- and off- balance sheet financial instruments, including those financial instruments that are not measured and reported at fair value on a recurring basis. The significant methods and assumptions used by the Company to estimate the fair value of financial instruments are discussed below.

Cash, Short-Term Investments and Federal Funds Sold - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities - The fair values measurement for securities available for sale was discussed earlier. The same measurement techniques were applied to the valuation of securities held to maturity.

Loans, Net - The fair value measurement for certain impaired loans was discussed earlier. For the remaining portfolio, fair values were generally determined by discounting scheduled cash flows by discount rates determined with reference to current market rates at which loans with similar terms would be made to borrowers of similar credit quality.

Accrued Interest Receivable and Accrued Interest Payable -The carrying amounts are a reasonable estimate of their fair values.

Deposits - The accounting guidance requires that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, be assigned fair values equal to amounts payable upon demand (carrying amounts). The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold under Agreements to Repurchase and, Federal Funds Purchased - For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Debt- The fair value is estimated by discounting the future contractual cash flows using current market rates at which similar notes over the same remaining term could be obtained.

Derivative Financial Instruments - The fair value measurement for derivative financial instrument was discussed earlier.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			Total Fair Value	Carrying Amount
	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$1,366,319	$—	$—	$1,366,319	$1,366,319
Available for sale securities	187,711	2,390,820		2,578,531	2,578,531
Held to maturity securities	182,471	1,632,132		1,814,603	1,815,314
Loans, net	—	—	11,172,701	11,172,701	10,987,936
Loans held for sale	—	—	42,484	42,484	42,484
Accrued interest receivable	52,821	—	—	52,821	52,821
Derivative financial instruments	—	14,845	—	14,845	14,845

Financial liabilities:
Deposits	$—	$—	$15,449,563	$15,449,563	15,432,767
Federal funds purchased	23,692	—	—	23,692	23,692
Securities sold under agreements to repurchase	826,596	—	—	826,596	826,596
Long-term debt	—	383,483		383,483	360,272
Accrued interest payable	9,093	—	—	9,093	9,093
Derivative financial instruments	—	15,246	—	15,246	15,246

	December 31, 2011			Total Fair Value	Carrying Amount
	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash, interest-bearing deposits, federal funds sold, and short-term investments	$1,622,366	$—	$—	1,622,366	$1,622,366
Available for sale securities	260,814	4,236,086		4,496,900	4,496,900
Loans, net	—	—	11,189,662	11,189,662	11,052,144
Loans held for sale	—	—	72,378	72,378	72,378
Accrued interest receivable	53,973	—	—	53,973	53,973
Derivative financial instruments	—	14,952	—	14,952	14,952

Financial liabilities:
Deposits	$—	$—	$15,737,667	$15,737,667	15,713,579
Federal funds purchased	16,819	—	—	16,819	16,819
Securities sold under agreements to repurchase	1,027,635	—	—	1,027,635	1,027,635
Long-term debt	—	365,421		365,421	353,890
Accrued interest payable	8,284	—	—	8,284	8,284
Derivative financial instruments	—	15,643	—	15,643	15,643

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow (in thousands):

Securities Available for Sale
		March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$150	$13	$—	$163	$150	$14	$—	$164
U.S. government agencies	168,409	562	—	168,971	248,595	1,308	—	249,903
Municipal obligations	94,843	1,118	38	95,923	294,489	15,218	42	309,665
Mortgage-backed securities	2,232,306	62,927	336	2,294,897	2,422,891	58,150	696	2,480,345
CMOs	—	—	—	—	1,426,495	21,774	2,193	1,446,076
Other debt securities	3,750	—	—	3,750	4,517	11	34	4,494
Other equity securities	13,749	1,088	10	14,827	4,208	2,086	41	6,253

	$2,513,207	$65,708	$384	$2,578,531	$4,401,345	$98,561	$3,006	$4,496,900

Securities Held to Maturity
		March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$182,471	$—	$—	$182,471	—	—	—	—
Mortgage-backed securities	153,864	—	1,096	152,768	—	—	—	—
CMOs	1,478,979	385	—	1,479,364	—	—	—	—

	$1,815,314	$385	$1,096	$1,814,603	—	—	—	—

During the first quarter of 2012, the Company reclassified approximately $1.5 billion of securities available for sale as securities held to maturity. As a result of the acquisition of Whitney National Bank, the securities portfolio grew to such a size that the company determined that only a portion of the portfolio is needed for liquidity purposes. The securities reclassified consisted primarily of CMOs and in-market municipal securities. The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The unrealized net holding gain on the available for sale securities on the date of transfer totaled approximately $39 million, and continues to be reported, net of tax, as a component of accumulated other comprehensive income. This net unrealized gain will be accreted to interest income over the remaining life of the securities as a yield adjustment, which will serve to offset the impact of the amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Securities (continued)

The following table presents the amortized cost and fair value of securities classified as available for sale and held to maturity at March 31, 2012, by contractual maturity (in thousands). Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties.

	Amortized Cost	Fair Value
Securities Available for Sale

Due in one year or less	$217,412	$218,057
Due after one year through five years	61,956	63,133
Due after five years through ten years	290,851	300,361
Due after ten years	1,938,703	1,991,617
Equity securities	4,285	5,363

Total available for sale securities	$2,513,207	$2,578,531

	Amortized Cost	Fair Value
Held to maturity

Due in one year or less	$16,838	$16,940
Due after one year through five years	187,112	191,205
Due after five years through ten years	100,147	108,840
Due after ten years	1,511,217	1,497,618

Total held to maturity securities	$1,815,314	$1,814,603

The Company held no securities classified as trading at March 31, 2012 or December 31, 2011. The Company held no securities classified as held to maturity at December 31, 2011.

The details concerning securities classified as available for sale with unrealized losses as of March 31, 2012 follow (in thousands):

Available for sale

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Municipal obligations	8,992	35	569	3	9,561	38
Mortgage-backed securities	39,066	333	300	3	39,366	336
CMOs	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—
Equity securities	215	8	2	2	217	10

	$48,273	$376	$871	$8	$49,144	$384

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Securities (continued)

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2011 follow (in thousands):

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Municipal obligations	18,854	42	—	—	18,854	42
Mortgage-backed securities	212,900	692	337	4	213,237	696
CMOs	296,860	2,193	—	—	296,860	2,193
Other debt securities	398	34	—	—	398	34
Equity securities	1,685	39	2	2	1,687	41

	$530,697	$3,000	$339	$6	$531,036	$3,006

The details concerning securities classified as held to maturity with unrealized losses as of March 31, 2012 follow (in thousands):

Held to maturity
	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$—	$—	$152,768	$1,096	$152,768	$1,096

	$—	$—	$152,768	$1,096	$152,768	$1,096

Substantially all of the unrealized losses relate mainly to changes in market rates on fixed-rate debt securities since the respective purchase date. In all cases, the indicated impairment would be recovered by the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Securities with a fair value of approximately $2.7 billion at March 31, 2012 and $3.0 billion at December 31, 2011 were pledged primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses

Loans, net of unearned income, totaled $11.1 billion at March 31, 2012 compared to $11.2 billion at December 31, 2011. Originated loans totaled $5.5 billion at March 31, 2012 compared to $4.9 billion at December 31, 2011. Originated loans include loans from legacy Hancock and loans newly originated from legacy Whitney locations. Acquired loans totaled $5.0 billion at March 31, 2012 compared to $5.6 billion at December 31, 2011. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011. Covered loans totaled $633.8 million at March 31, 2012 compared to $671.4 million at December 31, 2011. Covered loans refer to loans acquired in the Peoples First FDIC-assisted transaction that are subject to loss-sharing agreements with the FDIC.

Loans, net of unearned income, consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Originated loans:
Commerical	$1,666,845	$1,525,409
Construction	639,217	540,806
Real estate	1,396,466	1,259,757
Residential mortgage loans	564,218	487,147
Consumer loans	1,184,261	1,074,611

Total originated loans	$5,451,007	$4,887,730

Acquired loans:
Commerical	$2,045,474	$2,236,758
Construction	524,570	603,371
Real estate	1,495,280	1,656,515
Residential mortgage loans	671,275	734,669
Consumer loans	308,883	386,540

Total acquired loans	$5,045,482	$5,617,853

Covered loans:
Commerical	$42,273	$38,063
Construction	121,427	118,828
Real estate	60,823	82,651
Residential mortgage loans	275,856	285,682
Consumer loans	133,405	146,219

Total covered loans	$633,784	$671,443

Total loans:
Commerical	$3,754,592	$3,800,230
Construction	1,285,214	1,263,005
Real estate	2,952,569	2,998,923
Residential mortgage loans	1,511,349	1,507,498
Consumer loans	1,626,549	1,607,370

Total loans	$11,130,273	$11,177,026

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following briefly describes the distinction between originated, acquired and covered loans and certain significant accounting policies relevant to each category.

Originated loans

Loans originated for investment are reported at the principal balance outstanding net of unearned income. Interest on loans and accretion of unearned income are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recognized in income as earned. The accrual of interest on originated loans is discontinued when it is probable that the borrower will be unable to meet payment obligations as they become due. The Company maintains an allowance for loan losses on originated loans that represents management’s estimate of probable losses inherent in this portfolio category. The methodology for estimating the allowance is described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As actual losses are incurred, they are charged against the allowance. Subsequent recoveries are added back to the allowance when collected.

Acquired loans

Acquired loans are those purchased in the Whitney Holding Corporation acquisition on June 4, 2011. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into pools using common risk characteristics, such as loan type, geography and risk rating. The fair value estimate for each pool was based on an estimate of cash flows, both principal and interest, expected to be collected from that pool, discounted at prevailing market rates of interest. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

The difference between the fair value of a acquired performing loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool. Management estimates an allowance for loan losses for acquired performing loans at each subsequent reporting date using a methodology similar to that used for originated loans. The allowance determined for each loan pool is compared to the remaining fair value discount for that pool. If greater, the excess is added to the reported allowance through a provision for loan losses. If less, no additional allowance or provision is recognized. Actual losses are first charged against any remaining fair value discount for the loan pool. Once the discount is fully depleted, losses are applied against the allowance established for that pool.

The excess of cash flows expected to be collected from an acquired impaired loan pool over the pool’s estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the pool. Management updates the estimate of cash flows expected to be collected on each acquired impaired loan pool at each reporting date. If expected cash flows for a pool decrease, an increase in the reported allowance for loan losses is made through a provision for loan losses. If expected cash flows for a pool increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool.

Covered loans and the related loss share indemnification asset

The loans purchased in the 2009 acquisition of Peoples First Community Bank are covered by two loss share agreements between the FDIC and the Company that afford the Company significant loss protection. Covered loans are accounted for as acquired impaired loans as described above. The loss share indemnification asset is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferable should the loans be sold. The fair value of the indemnification asset at acquisition was estimated by discounting projected cash flows from the loss share agreements based on expected reimbursements for allowable loss claims, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the agreements. The discounted amount is accreted into non-interest income over the remaining life of the covered loan pool or the life of the shared loss agreement.

In the following discussion and tables, commercial loans include the commercial, construction and real estate loans categories shown in previous table.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the allowance for loan losses, by portfolio segment and the related corresponding recorded investment in loans, for the three months ended March 31, 2012 and March 31, 2011:

	Commercial	Residential mortgages	Consumer	Total
(In thousands)	March 31, 2012
Allowance for loan losses:
Beginning balance	$78,414	$13,918	$32,549	$124,881
Charge-offs	(24,919)	(1,118)	(3,578)	(29,615)
Recoveries	4,212	397	1,523	6,132
Net provision for loan losses (a)	10,473	3,639	(4,097)	10,015
Increase in indemnification asset (a)	15,758	12,397	2,769	30,924

Ending balance	$83,938	$29,233	$29,166	$142,337

Ending balances:
Individually evaluated for impairment	$10,634	$565	$—	$11,199
Collectively evaluated for impairment	$73,304	$28,668	$29,166	$131,138
Covered loans with deteriorated credit quality	$18,446	$22,074	$17,322	$57,842
Loans:
Ending balances:
Total	$7,992,375	$1,511,349	$1,626,549	$11,130,273
Individually evaluated for impairment	$48,338	$8,084	$—	$56,422
Collectively evaluated for impairment	$7,719,514	$1,227,409	$1,493,144	$10,440,067
Covered loans	$224,523	$275,856	$133,405	$633,784
Acquired loans (b)	$4,065,324	$671,275	$308,883	$5,045,482

(a)

The Company increased the allowance by $32.6 million for losses related to impairment on certain pools of covered loans. This provision was mostly offset by a $30.9 million increase in the FDIC indemnification asset.

(b)	Acquired loans were recorded at fair value with no allowance brought forward in accordance with acquisition accounting. There has been no allowance since acquisition.

	Commercial	Residential mortgages	Consumer	Total
(In thousands)	March 31, 2011
Allowance for loan losses:
Beginning balance	$56,859	$4,626	$20,512	$81,997
Charge-offs	(4,754)	(1,142)	(3,183)	(9,079)
Recoveries	574	771	917	2,262
Net provision for loan losses (a)	6,837	687	1,298	8,822
Increase in indemnification asset (a)	10,354	—	—	10,354

Ending balance	$69,870	$4,942	$19,544	$94,356

Ending balances:
Total	$10,627	$1,310	$—	$11,937
Collectively evaluated for impairment	$59,243	$3,632	$19,544	$82,419
Covered loans with deteriorated credit quality	$10,899	$—	$—	$10,899
Loans:
Ending balance:	$3,089,365	$630,092	$1,121,518	$4,840,975
Individually evaluated for impairment	$53,093	$6,258	$—	$59,351
Collectively evaluated for impairment	$2,673,605	$353,793	$977,132	$4,004,530
Covered loans	$362,667	$270,041	$144,386	$777,094

(a)

The Company increased the allowance by $10.9 million for losses related to impairment on certain pools of covered loans. This provision was mostly offset by a $10.4 million increase in the FDIC indemnification asset.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

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

	March 31,	December 31,
	2012	2011
	(In thousands)
Originated loans:
Commercial loans	$77,237	$55,046
Residential mortgage loans	24,253	24,406
Consumer loans	3,883	3,855

Total originated loans	$105,373	$83,307

Acquired loans:
Commercial loans	$284	$—
Residential mortgage loans	1,251	—
Consumer loans	274	1,117

Total acquired loans	$1,809	$1,117

Covered loans:
Commercial loans	$8,774	$18,209
Residential mortgage loans	603	637
Consumer loans	—	—

Total covered loans	$9,377	$18,846

Total loans:
Commercial loans	$86,295	$73,255
Residential mortgage loans	26,107	25,043
Consumer loans	4,157	4,972

Total loans	$116,559	$103,270

The amount of interest that would have been recorded on nonaccrual loans for the three months ended March 31, 2012 was approximately $1.7 million. Interest actually received on nonaccrual loans during the three months ended March 31, 2012 was $0.5 million.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The table below details the troubled debt restructurings (TDR) that occurred during the current and prior year quarter by portfolio segment (dollar amounts in thousands). During these periods, no loan modified as a TDR defaulted within twelve months of its modification date. A reserve analysis is completed on all loans that have been determined to be troubled debt restructurings by Management. All troubled debt restructurings are rated substandard and are considered impaired in calculating the allowance for loan losses.

		March 31, 2012			March 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	30	$21,770	$18,165	15	$20,694	$18,431
Mortgage real estate	4	1,879	1,761	3	1,342	1,326

Total	34	$23,649	$19,926	18	$22,036	$19,757

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following table presents impaired loans disaggregated by class at March 31, 2012 and December 31, 2011:

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
		(In thousands)
Total loans:
With no related allowance recorded:
Commercial	$8,821	$21,651	$—	$16,030	$24
Residential mortgages	1,540	3,087	—	2,316	—
Consumer	—	—	—	—	—

	10,361	24,738	—	18,346	24
With an allowance recorded:
Commercial	57,112	79,203	10,634	55,102	179
Residential mortgages	8,687	10,723	565	5,917	32
Consumer	—	—	—	—	—

	65,799	89,926	11,199	61,019	211
Total:
Commercial	65,933	100,854	10,634	71,132	203
Residential mortgages	10,227	13,810	565	8,233	32
Consumer	—	—	—	—	—

Total loans	$76,160	$114,664	$11,199	$79,365	$235

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
		(In thousands)
Total loans:
With no related allowance recorded:
Commercial	$28,051	$46,692	$—	$18,461	$359
Residential mortgages	1,582	2,802	—	2,934	58
Consumer	—	—	—	—	—

	29,633	49,494	—	21,395	417
With an allowance recorded:
Commercial	28,369	33,503	6,997	59,724	254
Residential mortgages	4,298	5,588	570	5,059	7
Consumer	—	—	—	—	—

	32,667	39,091	7,567	64,783	261
Total:
Commercial	56,420	80,195	6,997	78,185	613
Residential mortgages	5,880	8,390	570	7,993	65
Consumer	—	—	—	—	—

Total loans	$62,300	$88,585	$7,567	$86,178	$678

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Covered and acquired loans with an accretable yield are considered to be current in the following table. Certain covered loans accounted for using the cost recovery method are disclosed according to their contractual payment status below. The following table presents the age analysis of past due loans.

March 31, 2012	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Originated loans:
Commercial loans	$20,153	$79,222	$99,375	$3,603,153	$3,702,528	$1,983
Residential mortgages loans	19,161	24,636	43,797	520,421	564,218	383
Consumer loans	3,818	4,040	7,858	1,176,403	1,184,261	158

Total	$43,132	$107,898	$151,030	$5,299,977	$5,451,007	$2,524

Acquired loans:
Commercial loans	$338	$305	$643	$4,064,681	$4,065,324	$21
Residential mortgages loans	4,696	2,450	7,146	664,129	671,275	1,199
Consumer loans	310	309	619	308,264	308,883	36

Total	$5,344	$3,064	$8,408	$5,037,074	$5,045,482	$1,256

Covered loans:
Commercial loans	$—	$8,774	$8,774	$215,749	$224,523	$—
Residential mortgages loans	—	603	603	275,253	275,856	—
Consumer loans	—	—	—	133,405	133,405	—

Total	$—	$9,377	$9,377	$624,407	$633,784	$—

Total loans:
Commercial loans	$20,491	$88,301	$108,792	$7,883,583	$7,992,375	$2,004
Residential mortgages loans	23,857	27,689	51,546	1,459,803	1,511,349	1,582
Consumer loans	4,128	4,349	8,477	1,618,072	1,626,549	194

Total	$48,476	$120,339	$168,815	$10,961,458	$11,130,273	$3,780

December 31, 2011	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
			(In thousands)
Originated loans:
Commercial loans	$24,939	$58,867	$83,806	$3,242,166	$3,325,972	$3,821
Residential mortgages loans	22,248	25,400	47,648	439,499	487,147	994
Consumer loans	4,284	3,911	8,195	1,066,416	1,074,611	56

Total	$51,471	$88,178	$139,649	$4,748,081	$4,887,730	$4,871

Acquired loans:
Commercial loans	$—	$—	$—	$4,496,644	$4,496,644	$—
Residential mortgages loans	—	—	—	734,669	734,669	—
Consumer loans	2,128	2,126	4,254	382,286	386,540	1,009

Total	$2,128	$2,126	$4,254	$5,613,599	$5,617,853	$1,009

Covered loans:
Commercial loans	$—	$18,209	$18,209	$221,333	$239,542	$—
Residential mortgages loans	—	637	637	285,045	285,682	—
Consumer loans	—	—	—	146,219	146,219	—

Total	$—	$18,846	$18,846	$652,597	$671,443	$—

Total loans:
Commercial loans	$24,939	$77,076	$102,015	$7,960,143	$8,062,158	$3,821
Residential mortgages loans	22,248	26,037	48,285	1,459,213	1,507,498	994
Consumer loans	6,412	6,037	12,449	1,594,921	1,607,370	1,065

Total	$53,599	$109,150	$162,749	$11,014,277	$11,177,026	$5,880

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following table presents the credit quality indicators of the Company’s various classes of loans at March 31, 2012 and December 31, 2011. December 31, 2011 commercial-originated and commercial-acquired, pass and substandard grades, were restated due to the correction of a misclassification. Commercial-originated pass was overstated with commercial-originated substandard understated by $91.6 million. Commercial-acquired pass was understated and commercial-acquired substandard was overstated by the same amount.

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	March 31, 2012				December 31, 2011
	Commercial - originated	Commercial - acquired	Commercial - covered	Total commercial	Commercial - originated	Commercial - acquired	Commercial - covered	Total commercial
	(In thousands)				(In thousands)
Grade:
Pass	$3,345,698	$3,605,255	$14,209	$6,965,162	$3,019,100	$3,974,463	$16,843	$7,010,406
Pass-Watch	130,717	65,892	31,560	228,169	76,393	60,042	13,606	150,041
Special Mention	21,119	101,454	7,284	129,857	35,155	125,852	9,368	170,375
Substandard	204,312	292,126	116,703	613,141	194,900	334,357	124,371	653,628
Doubtful	682	597	54,767	56,046	424	1,930	75,242	77,596
Loss	—	—	—	—	—	—	112	112

Total	$3,702,528	$4,065,324	$224,523	$7,992,375	$3,325,972	$4,496,644	$239,542	$8,062,158

Residential Mortgage Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	March 31, 2012				December 31, 2011
	Residential mortgages - originated	Residential mortgages - acquired	Residential mortgages - covered	Total residential mortgages	Residential mortgages - originated	Residential mortgages - acquired	Residential mortgages - covered	Total residential mortgages
	(In thousands)				(In thousands)
Grade:
Pass	$538,782	$608,321	$146,077	$1,293,180	$460,261	$673,751	$120,180	$1,254,192
Pass-Watch	3,816	3,289	16,577	23,682	7,499	1,773	18,133	27,405
Special Mention	1,206	6,230	2,057	9,493	542	9,686	3,286	13,514
Substandard	20,414	53,314	110,702	184,430	18,845	48,581	139,643	207,069
Doubtful	—	121	443	564	—	878	4,440	5,318
Loss	—	—	—	—	—	—	—	—

Total	$564,218	$671,275	$275,856	$1,511,349	$487,147	$734,669	$285,682	$1,507,498

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	March 31, 2012				December 31, 2011
	Consumer - originated	Consumer - acquired	Consumer - covered	Total Consumer	Consumer - originated	Consumer - acquired	Consumer - covered	Total Consumer
	(In thousands)				(In thousands)
Performing	$1,180,378	$308,609	$133,405	$1,622,392	$1,070,756	$385,423	$146,219	$1,602,398
Nonperforming	3,883	274	—	4,157	3,855	1,117	—	4,972

Total	$1,184,261	$308,883	$133,405	$1,626,549	$1,074,611	$386,540	$146,219	$1,607,370

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

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

•

Doubtful - A Doubtful credit has all of the weaknesses inherent in one classified “Substandard” with the added characteristic that weaknesses make collection or liquidation in full highly questionable or improbable.

•	Loss - Credits classified as Loss are considered uncollectable and are charged off promptly once so classified.

Consumer:

•	Performing - Loans on which payments of principal and interest are less than 90 days past due.

•

Non-performing - A non-performing loan is a loan that is in default or close to being in default and there are good reasons to doubt that payments will be made in full. All loans rated as non-accrual are also non-performing.

The Company held $42.5 million and $72.4 million, respectively, in loans held for sale at March 31, 2012 and December 31, 2011. Of the $42.5 million, $9.3 million are problem commercial loans held for sale. The remainder of $33.2 million represents mortgage loans originated for sale, which are carried at the lower of cost or estimated fair value. Residential mortgage loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Hancock Holding Company and Subsidiaries

Notes to Condensed and Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Changes in the carrying amount of acquired impaired loans and accretable yield are presented in the following table:

	March 31, 2012				December 31, 2011
	Covered		Non-covered		Covered		Non-covered
	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
(In thousands)
Balance at beginning of period	$671,443	$153,137	$339,452	$130,691	$809,459	$107,638	$—	$—
Additions	—	—	—	—	—	—	535,489	132,136
Payments received, net	(107,893)	—	(40,083)	—	(193,432)	—	(206,306)	—
Accretion	12,392	(12,392)	8,000	(8,000)	55,416	(55,416)	10,269	(22,719)
Decrease in expected cash flows based on actual cash flow and changes in cash flow assumptions	—	(1,542)	—	(18,609)	—	(18,930)	—	(26,630)
Net transfers from (to) nonaccretable difference to accretable yield	—	(17,014)	—	15,501	—	119,845	—	47,904

Balance at end of period	$575,942	$122,189	$307,369	$119,583	$671,443	$153,137	$339,452	$130,691

5. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to our variable rate borrowing and fixed rate loans. The Company has also entered into interest rate derivative agreements as a service provided to certain qualifying customers. The Company manages a matched book with respect to its customer derivatives in order to minimize its net risk exposure resulting from such agreements.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

Fair Values of Derivative Instruments on the Balance Sheet

The Company is making an accounting policy election to use the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in 820-10-35-18G. The table below presents the fair value (in thousands) of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of March 31, 2012		As of December 31, 2011		As of March 31, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Other assets	$—	Other assets	$—	Other liabilities	$410	Other liabilities	$107

Total derivatives designated as hedging instruments		$—		$—		$410		$107

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$14,845	Other assets	$14,952	Other liabilities	$15,246	Other liabilities	$15,536

Total derivatives not designated as hedging instruments		$14,845		$14,952		$15,246		$15,536

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of March 31, 2012, the Company had one interest rate swap with an aggregate notional amount of $140.0 million that was designated as a cash flow hedge associated with the Company’s forecasted variable cash flows beginning in June 2012 under a variable-rate term loan agreement. The Company did not have any cash flow hedges outstanding at March 31, 2011 or during the first quarter of 2011.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on AOCI was insignificant during the first quarter of 2012, and the impact of reclassifications on earnings during 2012 is expected to also be insignificant. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three months ended March 31, 2012.

Derivatives Not Designated as Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives, primarily rate swaps, with commercial banking customers to facilitate their risk management strategies. The Company simultaneously enters into offsetting agreements with unrelated financial institutions, thereby minimizing its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of March 31, 2012, the Company had entered into interest rate derivatives, including both customer and offsetting agreements, with an aggregate notional amount of $610.4 million related to this program.

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the three months ended March 31, 2012 and 2011.

Credit-risk-related Contingent Features

Certain of the Banks’ derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Banks’ credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of a Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of March 31, 2012 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17.9 million. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted collateral of $11.5 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at the termination value.

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

Following is a summary of the information used in the computation of earnings per common share using the two-class method (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income to common shareholders	$18,495	$15,328
Net income allocated to participating securities — basic and diluted	221	74

Net income allocated to common shareholders—basic and diluted	$18,274	$15,254

Denominator:
Weighted-average common shares—basic	84,741	37,333
Dilutive potential common shares	701	188

Weighted average common shares—diluted	85,442	37,521

Earnings per common share:
Basic	$0.22	$0.41
Diluted	$0.21	$0.41

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 378,788 for the three months ended March 31, 2012. There were no anti-dilutive shares for the three months ended March 31, 2011.

7. Share-Based Payment Arrangements

Stock Option Plans

Hancock maintains incentive compensation plans that incorporate share-based compensation for employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in note 13 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

7. Share-Based Payment Arrangements (continued)

A summary of option activity for the three months ended March 31, 2012 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2012	1,686,907	$41.05
Granted	—	—
Exercised	(30,489)	20.94
Forfeited or expired	(8,679)	40.69

Outstanding at March 31, 2012	1,647,739	$41.43	5.0	$3,657

Exercisable at March 31, 2012	1,146,047	$44.89	3.4	$2,039

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $0.4 million and $0.04 million, respectively.

A summary of the status of the Company’s nonvested restricted share awards as of March 31, 2012, and changes during the three months ended March 31, 2012, is presented below. These restricted shares are subject to service requirements.

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)

Nonvested at January 1, 2012	1,460,776	$25.80
Granted	42,674	34.11
Vested	(22,679)	42.89
Forfeited	(7,321)	30.24

Nonvested at March 31, 2012	1,473,450	$25.76

Hancock also makes annual grants of performance stock to key members of executive and senior management. On January 26, 2012, Hancock granted a target award of 14,858 performance shares with a fair value on the grant date of $36.16 per share. The number of 2012 performance shares that ultimately vest at the end of the three-year required service period will be based on the relative rank of Hancock’s three-year total shareholder return (TSR) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of this award at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

As of March 31, 2012, there was $26.7 million of total unrecognized compensation expense related to nonvested restricted shares and performance shares. This compensation is expected to be recognized in expense over a weighted-average period of 3.2 years. The total fair value of restricted shares which vested during the three months ended March 31, 2012 and 2011 was $0.73 million and $2.8 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

8. Retirement Plans

The Company has defined benefit pension plans covering legacy Hancock employees as well as plans covering certain legacy Whitney employees. The Whitney plans have been closed to new participants since 2008, and benefit accruals have been frozen for participants who did not meet certain vesting, age and years of service criteria as of December 31, 2008. The Company also sponsors defined benefit postretirement plans for both legacy Hancock and legacy Whitney employees that provide health care and life insurance benefits. Benefits under the Whitney plan are restricted to retirees who were already receiving benefits at the time of plan amendments in 2007 or active participants who were eligible to receive benefits as of December 31, 2007. The Company is in the process of reviewing all retirement benefit plans to determine appropriate changes needed to transition legacy Whitney employees into the Company’s benefit plans.

The following tables show the components of net periodic benefits cost included in expense for both the Hancock and Whitney Plans.

Hancock Plan

	Pension Benefits		Other Postretirement Benefits

	Three Months Ended March 31,
	2012	2011	2012	2011

	(In thousands)
Service cost	$1,703	$1,172	$48	$34
Interest cost	1,484	1,363	209	153
Expected return on plan assets	(2,048)	(1,372)	—	—
Amortization of prior service cost	—	—	(14)	(14)
Amortization of net loss	1,220	586	177	135
Amortization of transition obligation	—	—	1	1

Net periodic benefit cost	$2,359	$1,749	$421	$309

Whitney Plan

	Pension Benefits		Other Postretirement Benefits

	Qualified	Nonqualified

	(In thousands)
Service cost	$1,532	$12	$—
Interest cost	2,646	172	152
Expected return on plan assets	(4,249)		—
Amortization of prior service cost	—		—
Amortization of net loss	—		—
Amortization of transition obligation	411	14	—

Net periodic benefit cost	$340	$198	$152

During the first three months of 2012, the Company contributed approximately $10 million to its pension plans and anticipates a total contribution of $26 million in 2012.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

9. Other Noninterest Income

Components of other income are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Income from bank owned life insurance	$2,891	$1,321
Safety deposit box income	534	251
Credit related fees	1,969	346
Income from derivatives	908	—
Gain on sale of assets	81	597
Other miscellaneous income	2,407	899

Total other noninterest income	$8,790	$3,414

10. Other Noninterest Expense

Components of other expense are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Insurance expense	$1,597	$502
Ad valorem and franchise taxes	2,207	1,036
Printing and supplies	2,471	573
Public relations and contributions	2,179	382
Travel expense	1,584	387
Other real estate owned expense, net	2,433	1,441
Tax credit investment amortization	1,513	—
Other miscellaneous expense	10,583	3,158

Total other noninterest expense	$24,567	$7,479

Other noninterest expense for the first quarter of 2012 includes $5.9 million of costs associated with the Whitney acquisition and the integration of Whitney’s operations into Hancock. Total merger-related costs included in noninterest expense were $33.9 million for the first quarter of 2012 and $1.6 million in the first quarter of 2011.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

11. Segment Reporting

The Company’s primary operating segments are divided into Hancock, Whitney, and Other. The Hancock segment coincides with the Company’s Hancock Bank subsidiary and the Whitney segment with its Whitney Bank subsidiary. Each bank segment offers commercial, consumer and mortgage loans and deposit services as well as certain other services, such as trust and treasury management services. Although the bank segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. On June 4, 2011, the Company completed its acquisition of Whitney Holding Corporation, the parent of Whitney National Bank. Whitney National Bank was merged into Hancock Bank of Louisiana and the combined entity was renamed Whitney Bank. Prior to the merger the segment now called Whitney Bank was comprised generally of Hancock Bank Louisiana. On March 15, 2012 Whitney Bank transferred the assets and liabilities of its operations in Florida and Alabama and Mississippi to Hancock Bank. As part of the merger, the assets and liabilities of the former Hancock Bank of Alabama were transferred to Hancock Bank. In the following tables, the “Other” segment includes activities of other consolidated subsidiaries that provide investment services, insurance agency services, insurance underwriting and various other services to third parties.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

11. Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Three Months Ended March 31, 2012

	Hancock	Whitney	Other	Eliminations	Consolidated

Interest income	$53,243	$133,749	$5,000	$(276)	$191,716
Interest expense	(6,540)	(7,846)	(1,203)	161	(15,428)

Net interest income	46,703	125,903	3,797	(115)	176,288

Provision for loan losses	2,165	(13,641)	1,461	—	(10,015)
Noninterest income	18,816	33,691	8,989	(2)	61,494
Depreciation and amortization	(3,287)	(5,185)	(223)	—	(8,695)
Other noninterest expense	(51,878)	(134,113)	(10,779)	2	(196,768)
Securities transactions gain	4	1	7	—	12

Income before income taxes	12,523	6,656	3,252	(115)	22,316
Income tax expense	535	1,515	1,771	—	3,821

Net income	$11,988	$5,141	$1,481	$(115)	$18,495

Goodwill	$94,130	$548,604	$4,482	$—	$647,216

Total assets	$6,331,361	$12,751,548	$2,683,298	$(2,475,110)	$19,291,097

Total interest income from affiliates	$908	$—	$—	$(908)	$—

Total interest income from external customers	$52,335	$133,749	$5,000	$632	$191,716

	Three Months Ended March 31, 2011

	Hancock	Whitney	Other	Eliminations	Consolidated

Interest income	$47,630	$31,127	$4,949	$(1,173)	$82,533
Interest expense	(11,620)	(4,197)	(1,010)	1,058	(15,769)

Net interest income	36,010	26,930	3,939	(115)	66,764

Provision for loan losses	(7,576)	(672)	(574)	—	(8,822)
Noninterest income	17,825	9,695	6,670	(7)	34,183
Depreciation and amortization	(2,346)	(642)	(207)	—	(3,195)
Other noninterest expense	(39,802)	(21,956)	(8,089)	23	(69,824)
Securitites transactions	(51)	—	—	—	(51)

Income before income taxes	4,060	13,355	1,739	(99)	19,055
Income tax (benefit)/expense	(614)	3,715	626	—	3,727

Net income	$4,674	$9,640	$1,113	$(99)	$15,328

Goodwill	$23,386	$33,763	$4,482	$—	$61,631

Total assets	$5,455,793	$2,844,867	$1,277,584	$(1,267,210)	$8,311,034

Total interest income from affiliates	$1,166	$7	$—	$(1,173)	$—

Total interest income from external customers	$46,464	$31,120	$4,949	$—	$82,533

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

12. New Accounting Pronouncements

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income, and subsequently amended this guidance in December 2011, prior to its effective date. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes to stockholders’ equity, and, requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment does not change the items that must be reported in other comprehensive income or when an item in other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance changed presentation only and did not have a material impact on the company’s financial condition or results of operations. The FASB is currently re-deliberating whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.

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

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

13. Whitney Acquisition

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

The operating results of the Company include the results from Whitney’s operations since the acquisition date. The following table represents unaudited pro forma results for illustrative purposes and is not intended to represent or be indicative of actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

Three Months Ended March 31, 2011
(In millions)
Total revenues, net of interest expense	$240
Net Income	10

See the Company’s 2011 Annual Report on Form 10-K for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”

Acquisition of Whitney Holding Corporation

On June 4, 2011, Hancock acquired all of the outstanding common stock of Whitney Holding Corporation (Whitney), the parent of Whitney National Bank based in New Orleans, Louisiana, in a stock and cash transaction. Whitney common shareholders received 0.418 shares of Hancock common stock in exchange for each share of Whitney stock, resulting in Hancock issuing 40.8 million common shares at a fair value of $1.3 billion. Whitney’s preferred stock and common stock warrant issued under TARP were purchased by the Company for $307.7 million and retired as part of the merger transaction. In total, the purchase price was approximately $1.6 billion. The fair value of the assets acquired, excluding goodwill, totaled $11.2 billion, including $.6.5 billion in loans, $2.4 billion of investment securities, and $224 million of identifiable intangibles. The fair value of the liabilities assumed was $10.1 billion, including $9.2 billion of deposits. In September 2011, seven Whitney Bank branches located on the Mississippi Gulf Coast and one branch located in Louisiana with approximately $47 million in loans and $180 million in deposits were divested in order to resolve branch concentration concerns of the U.S. Department of Justice relating to the merger. As a result, Hancock Holding Company is now the parent company of two wholly-owned bank subsidiaries, Hancock Bank, Gulfport, Mississippi (Hancock Bank) and Whitney Bank, New Orleans, Louisiana (Whitney Bank).

On March 15, 2012 Whitney Bank transferred the assets and liabilities of its operations in Florida and Alabama to Hancock Bank. As a result, Hancock Bank operates in Mississippi, Alabama and Florida, while Whitney Bank operates in Louisiana and Texas.

Hancock Bank and Whitney Bank are referred to collectively as the “Banks.”

RESULTS OF OPERATIONS OVERVIEW

Net income for the first quarter of 2012 was $18.5 million, or $0.21 per diluted common share, compared to $19.0 million, or $0.22, and $15.3 million, or $0.41, respectively, in the fourth quarter and first quarter of 2011. Pre-tax merger costs totaled $33.9 million in the first quarter of 2012, $40.2 million in the fourth quarter of 2011 and $1.6 million in the first quarter of 2011.

Operating income for the first quarter of 2012 was $40.5 million or $0.47 per diluted common share compared to $45.1 million, or $0.53, and $16.4 million, or $0.44, in the fourth quarter of 2011 and first quarter of 2011, respectively. Operating income is defined as net income excluding tax-effected merger costs and securities transactions gains or losses. The Selected Financial Data below includes a reconciliation of net income to operating income.

Hancock’s return on average assets, excluding merger-related items and securities transactions, was 0.85% for the first quarter of 2012, compared to 0.93% in the fourth quarter of 2011, and 0.81% in the prior year period.

Total assets at March 31, 2012, were $19.3 billion, compared to $19.8 billion at December 31, 2011 and $8.3 billion at March 31, 2011. The decrease from the prior period reflects the year-end seasonal inflows of deposits from corporate and public fund customers. The increase from the prior year mainly reflects the $11.7 billion in assets acquired in the Whitney merger.

Hancock continues to remain well capitalized, with total equity of $2.4 billion, unchanged from year-end 2011, and more than double the $1.1 million of total equity at March 31, 2011. The Company’s tangible common equity ratio at March 31, 2012 was 8.27%, a 31 basis point increase over year end. This ratio was 11.94% at March 31, 2011.

Net Interest Income

Net interest income (taxable equivalent or te) for the first quarter decreased $2.1 million, or 1%, from the fourth quarter of 2011, primarily due to the current quarter having one fewer day than the fourth quarter. Net interest income increased $109.6 million from 2011’s first quarter due to the Whitney acquisition. The net interest margin (te) of 4.43% was 4 basis points wider than the prior quarter and up 46 basis points compared to the same quarter a year ago. Net purchase accounting adjustments for the Whitney transaction added approximately 43 basis points and 37 basis points to the first quarter 2012 and fourth quarter 2011 net interest margins, respectively.

Average earning assets were down slightly from the fourth quarter as loan increases of $50.7 million, were offset by a reduction in investment securities of $30.0 million, and a decline in short-term investments of $210.1 million. Because of the change in the mix of earning assets the average yield on earning assets was down 2 basis points while the average loan yield decreased by 12 basis points. Yields on other earning assets were flat compared to the prior quarter.

The cost of funds was down 6 basis points to 0.38% compared to the fourth quarter of 2011 and 52 basis points compared to the first quarter of 2011. Noninterest-bearing deposits averaged 33.0% of earning assets in the current quarter, up from 31.8% in the prior quarter and double the percentage for the first quarter of 2011. Rates paid on interest bearing deposits in the first quarter were down 10 basis points from the prior quarter as rates paid on time deposits continue to decline. Interest-bearing liability rates were less than half those in the first quarter of 2011.

The following table details the components of our net interest spread and net interest margin.

	Three Months Ended
	March 31 , 2012			December 31 , 2011			March 31 , 2011
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$112,509	$8,017,691	5.64%	$116,800	$7,989,294	5.80%	$40,267	$3,099,303	5.26%
Mortgage loans	26,422	1,549,131	6.82%	26,128	1,492,347	7.00%	10,824	653,150	6.63%
Consumer loans	28,562	1,626,052	7.05%	29,194	1,660,547	6.98%	19,175	1,135,296	6.70%
Loan fees & late charges	799	—	0.00%	753	—	0.00%	(59)	—	0.00%

Total loans (TE)	168,292	11,192,874	6.04%	172,875	11,142,188	6.16%	70,207	4,887,749	5.81%
US treasury securities	2	150	4.67%	6	2,460	0.95%	12	10,798	0.47%
US agency securities	1,262	219,287	2.30%	1,539	258,051	2.39%	771	172,116	1.79%
CMOs	6,783	1,361,132	1.99%	5,478	1,118,398	1.96%	3,018	351,224	3.44%
Mortgage backed securities	14,406	2,321,704	2.48%	15,163	2,526,939	2.40%	8,172	713,783	4.58%
Municipals (TE)	3,267	284,113	4.60%	3,358	297,648	4.51%	2,678	178,904	5.99%
Other securities	126	8,098	6.21%	351	20,996	6.68%	248	18,047	5.50%

Total securities (TE) (a)	25,846	4,194,483	2.46%	25,895	4,224,492	2.45%	14,899	1,444,872	4.12%
Total short-term investments	527	852,843	0.25%	683	1,062,857	0.25%	299	742,761	0.16%
Average earning assets yield (TE)	$194,665	$16,240,200	4.81%	$199,453	$16,429,537	4.83%	$85,405	$7,075,382	4.87%
Interest bearing liabilities
Interest bearing transaction deposits	$2,267	$5,735,308	0.16%	$2,644	$5,710,749	0.18%	$1,596	$2,029,706	0.32%
Time deposits	6,803	2,686,590	1.02%	9,303	3,019,195	1.22%	10,821	2,350,572	1.87%
Public funds	1,192	1,531,110	0.31%	1,027	1,344,422	0.30%	1,593	1,227,723	0.53%

Total interest bearing deposits	10,262	9,953,008	0.41%	12,974	10,074,366	0.51%	14,010	5,608,001	1.01%
Total borrowings	5,165	1,237,849	1.68%	5,157	1,322,237	1.55%	1,759	501,028	1.42%
Total interest bearing liability cost	$15,427	$11,190,857	0.55%	$18,131	$11,396,603	0.63%	$15,769	$6,109,029	1.05%
Net interest-free funding sources		5,049,344			5,032,934			966,353
Total Cost of Funds	$15,427	$16,240,201	0.38%	$18,131	$16,429,537	0.44%	$15,769	$7,075,382	0.90%
Net Interest Spread (TE)	$179,238		4.26%	$181,322		4.20%	$69,636		3.82%
Net Interest Margin (TE)	$179,238	$16,240,204	4.43%	$181,322	$16,429,537	4.39%	$69,636	$7,075,382	3.97%

(a)	Average securities does not include unrealized holding gains/losses on available for sale securities.

Provision for Loan Losses

Provisions are made to the allowance to reflect losses inherent in our loan portfolio. Hancock recorded a total provision for loan losses for the first quarter of 2012 of $10.0 million compared to $11.5 million in the fourth quarter of 2011 and to $8.8 million in the first quarter of 2011.

During the first quarter of 2012 the company recorded a $17.5 million increase in the allowance for losses due to impairment on certain pools of covered loans since the December 2009 acquisition of Peoples First, which was mostly offset by an increase in the Company’s FDIC loss share receivable for the 95% loss coverage. This resulted in a net provision for the first quarter of $1.6 million on the covered loans.

Noninterest Income

Noninterest income for the first quarter of 2012 increased $0.9 million, or 2%, from the fourth quarter of 2011. The increase of $27.1 million compared to the same quarter a year ago reflects mainly the impact of the Whitney acquisition in June 2011. The following discussion will focus on linked-quarter comparisons between the first quarter of 2012 and the fourth quarter of 2011, both of which include Whitney’s operations.

As disclosed in the annual report on Form 10-K, the Dodd-Frank Act that was signed into law in July 2010 represents a significant overhaul of many aspects of the regulation of the financial services industry and includes provisions that have had or likely will have an impact on the nature and pricing of services offered by the Banks and other financial services industry participants.

Trust fees increased $1.3 million from the fourth quarter of 2011. Much of the increase is a one-time event associated with of the conversion of the Whitney trust systems at year-end 2011. The remainder of the increase reflects the impact of new client business.

Insurance commissions and fees declined $0.8 million, due mainly to the sale of the Magna insurance subsidiary at the end of 2011. The sale also eliminated a similar amount of noninterest expense during the first quarter of 2012.

Bank card fees increased slightly compared to the fourth quarter of 2011. New limits on debit card interchange rates went into effect in the fourth quarter of 2011 as part of the implementation of the Durbin amendment to the Dodd-Frank Act. Because of an exemption for smaller issuers, the new limits applied initially only to transactions on card accounts acquired with Whitney. Management currently expects that the new limits will be applied to all of the Banks’ card accounts in the third quarter of 2012, resulting in an estimated $2 million per quarter fee income loss compared to current levels.

Linked-quarter increases in investment and annuity fees, ATM fees and secondary mortgage market income reflect the impact of increased activity.

The components of noninterest income for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011 are presented in the following table:

		Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
(In thousands)		(In thousands)
Service charges on deposit accounts	$16,274	$16,520	$9,544
Bank card fees	8,464	8,338	3,510
Trust fees	8,738	7,433	3,991
Insurance commissions and fees	3,477	4,290	3,249
Investment and annuity fees	4,415	3,974	3,133
ATM fees	4,334	3,904	2,731
Secondary mortgage market operations	4,002	3,564	1,567
Accretion of indemnification asset	3,000	3,165	3,044
Income from bank owned life insurance	2,891	3,040	1,321
Safety deposit box income	534	515	251
Credit related fees	1,969	2,161	346
Income from derivatives	908	665	—
Gain on sale of assets	81	540	597
Other miscellaneous	2,407	2,483	899
Securities transactions gain/(loss), net	12	(20)	(51)

Total noninterest income	$61,506	$60,572	$34,132

Noninterest Expense

Total noninterest expense for the first quarter of 2012 was little changed from the fourth quarter of 2011. Excluding merger-related expenses totaling $33.9 million in the current period and $40.2 million in the fourth quarter of 2011, noninterest expense increased $6.1 million, or 4%, between these periods. Compared to the first quarter of 2011, noninterest expense, excluding merger-related costs, was up $100 million, reflecting mainly the Whitney acquisition in June 2011. The following discussion will focus on linked-quarter comparisons between the first quarter of 2012 and the fourth quarter of 2011, both of which include Whitney’s operations.

Total personnel expense was $91.9 million in the first quarter of 2012, an increase of $3.4 million from the fourth quarter of 2011. This increase is primarily due to an increase in benefits expense. Approximately $2.0 million of the increase is related to the normal higher level of payroll taxes at the beginning of each year. A revised healthcare plan for the combined company added approximately $0.8 million. An additional $0.6 million of benefit expense during the first quarter was related to the impact of year-end retirement plan revaluations.

Net other real estate expense increased $2.4 million in the first quarter of 2012, related in part to adjustments in the fourth quarter of 2011 associated with foreclosed properties covered under FDIC loss-sharing agreements. Ad valorem and franchise taxes were up $1.2 million, related mainly to periodic tax estimate revisions. Amortization of intangibles increased $1.1 million due to purchase accounting adjustments made at the end of 2011.

Partially offsetting these increases were expense reductions of $2.7 million in non-merger-related advertising and $1.6 million in professional services. Normal advertising and marketing efforts were curtailed during the first quarter of 2012, as the Company focused on customer communications essential to the successful conversion of Whitney’s core data processing systems and certain customer applications in mid-March.

The following table presents the components of noninterest expense for the three months ended March 31, 2012, December 31, 2011and March 31, 2011.

		Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
(In thousands)
Compensation expense	$72,569	$72,786	$29,408
Employee benefits	19,302	15,699	8,416

Salaries and employee benefits	91,871	88,485	37,824

Net occupancy expense	14,401	14,398	5,911
Equipment expense	5,877	5,333	2,809
Data processing expense	13,152	13,446	5,089
Professional services expense	8,562	10,156	3,851
Telecommunications and postage	5,776	5,625	2,755
Advertising	1,540	4,233	2,014
Deposit insurance and regulatory fees	3,392	3,675	3,106
Amortization of intangibles	8,304	7,219	614
Insurance expense	1,597	1,434	502
Ad valorem and franchise taxes	2,207	968	1,036
Printing and supplies	1,770	1,622	572
Public relations and contributions	1,619	1,384	380
Travel expense	1,116	962	385
Other real estate owned expense, net	2,433	82	1,441
Tax credit investment amortization	1,513	1,787	—
Merger-related expenses	33,913	40,202	1,588
Other miscellaneous expense	6,420	4,599	3,142

Total noninterest expense	$205,463	$205,610	$73,019

Noninterest expense, excluding merger-related	$171,550	$165,408	$71,431

The components of merger-related expenses for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011 follow:

		Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
(In thousands)
Salaries and employee benefits	$3,456	$7,903	$11
Net occupancy expense	241	122	—
Equipment expense	1,213	314	45
Data processing expense	1,039	1,708	56
Professional services expense	16,540	11,714	1,409
Telecommunications and postage	382	650	5
Advertising	5,150	5,427	35
Insurance expense	—	3,177	—
Printing and supplies	701	55	1
Public relations and contributions	560	278	2
Travel expense	468	380	2
Other expense	4,163	8,474	22

Total merger-related expenses	$33,913	$40,202	$1,588

Income Taxes

For the three months ended March 31, 2012, the effective income tax rate was approximately 17%, compared to 13% in the fourth quarter of 2011 and 20% in the first quarter of 2011. For the first quarter of 2012, the Company estimated an annual effective tax rate of approximately 24% in calculating tax expense for the interim period. The actual effective tax rate of 17% included certain discrete items related mainly to the impact of the transfers of branches from Whitney Bank to Hancock Bank. As a result of the transfers, our state tax profile changed and we re-measured our deferred taxes accordingly.

The Company’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and the availability of tax credits. Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The source of the tax credits for 2012 and 2011 has been investments that generate New Market Tax Credits, Low-Income Housing Credits and Qualified Bond Credits.

Selected Financial Data

The following tables contain selected financial data comparing our consolidated results of operations for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011.

		Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
Per Common Share Data
Earnings per share:
Basic	$0.22	$ 0.22	$0.41
Diluted	$0.21	$ 0.22	$0.41
Operating earnings per share: (a)
Basic	$0.48	$ 0.53	$0.44
Diluted	$0.47	$ 0.53	$0.44
Cash dividends per share	$0.24	$ 0.24	$0.24
Book value per share (period-end)	$28.02	$ 27.95	$24.52
Tangible book value per share (period-end)	$17.99	$ 17.76	$22.79
Weighted average number of shares (000s):
Basic	84,741	84,696	37,333
Diluted (b)	85,442	85,332	37,521
Period-end number of shares (000s)	84,770	84,704	43,139
Market data:
High price	$36.73	$ 33.72	$35.68
Low price	$31.56	$ 25.38	$30.67
Period-end closing price	$35.51	$ 31.97	$32.84
Trading volume (c)	32,423	41,091	25,942

(a)	Excludes tax-affected merger related expenses and securities transactions.

(b) Weighted-average anti-dilutive potential common shares totaled 378,788, for the three months ended March 31, 2012. There were no anti-dilutive shares for the three months ended December 31, 2011 and March 31, 2011.

(c)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

		Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011

		(in thousands)
Income Statement:
Interest income	$191,716	$196,500	$82,533
Interest income (TE)	194,665	199,453	85,405
Interest expense	15,428	18,131	15,769

Net interest income (TE)	179,237	181,322	69,636
Provision for loan losses	10,015	11,512	8,822
Noninterest income excluding securities transactions	61,494	60,592	34,183
Securities transactions gains/(losses)	12	(20)	(51)
Noninterest expense	205,463	205,610	73,019

Income before income taxes	22,316	21,819	19,055
Income tax expense	3,821	2,854	3,727

Net income	$18,495	$ 18,965	$15,328

Merger-related expenses	33,913	40,202	1,588
Securities transactions gains/(losses)	12	(20)	(51)
Taxes on adjustments	11,865	14,078	574

Operating income (a)	$40,531	$ 45,109	$16,393

(a) Net income less tax-effected merger costs and securities gains/losses. Management believes that this a useful financial measure because it enables investors to assess ongoing operations.

		Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011

Performance Ratios
Return on average assets	0.39%	0.39%	0.75%
Return on average assets (operating) (a)	0.85%	0.93%	0.81%
Return on average common equity	3.13%	3.11%	7.07%
Return on average common equity (operating) (a)	6.86%	7.39%	7.56%
Tangible common equity ratio	8.27%	7.96%	11.94%
Earning asset yield (TE)	4.81%	4.83%	4.87%
Total cost of funds	0.38%	0.44%	0.90%
Net interest margin (TE)	4.43%	4.39%	3.97%
Noninterest expense as a percent of total revenue (TE) before amortization of purchased intangibles and securities transactions and merger expenses	67.81%	65.39%	68.21%
Allowance for loan losses as a percent of period-end loans	1.28%	1.12%	1.95%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	105.37%	101.00%	77.87%
Average loan/deposit ratio	73.10%	72.80%	72.38%
Noninterest income excluding securities transactions as a percent of total revenue (TE)	25.54%	25.05%	32.93%

(a)	Excludes tax-effected merger costs and securities gains/losses

	March 31, 2012	December 31, 2011	March 31, 2011

	(dollar amounts in thousands)
Asset Quality Information
Non-accrual loans (a)	$111,378	$99,128	$100,718
Restructured loans (b)	19,926	18,145	19,757

Total non-performing loans	131,304	117,273	120,475
Foreclosed assets	156,332	159,751	41,380

Total non-performing assets	$287,636	$277,024	$161,855

Non-performing assets as a percent of loans and foreclosed assets	2.55%	2.44%	3.32%
Accruing loans 90 days past due (a)	$3,780	$5,880	$691
Accruing loans 90 days past due as a percent of loans	0.03%	0.05%	0.01%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	2.58%	2.50%	3.33%
Net charge-offs - non-covered	$7,054	$11,298	$6,442
Net charge-offs - covered	16,429	11,100	375
Net charge-offs - non-covered as a percent of average loans	0.25%	0.40%	0.53%
Allowance for loan losses	$142,337	$124,881	$94,356
Allowance for loan losses as a percent of period-end loans	1.28%	1.12%	1.95%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	105.37%	101.00%	77.87%
Provision for loan losses	$10,015	$11,512	$8,822

(a)

Non-accrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(b)

Included in restructured loans are $5.2 million, $4.1 million and $10.3 million in non-accrual loans at March 31, 2012, December 31, 2011 and March 31, 2011 respectively. Total excludes acquired credit-impaired loans.

	March 31,	Three Months Ended December 31,	March 31,
	2012	2011	2011

	(dollar amounts in thousands)
Supplemental Asset Quality Information (excluding covered assets and acquired loans) (a)
Non-accrual loans (b)	$100,192	$ 79,164	$56,654
Restructured loans	19,926	18,145	19,757

Total non-performing loans	120,118	97,309	76,411
Foreclosed assets (c)	107,804	115,769	18,559

Total non-performing assets	$227,922	$213,078	$94,970

Non-performing assets as a percent of loans and foreclosed assets	4.10%	4.26%	2.33%
Accruing loans 90 days past due	$2,524	$ 4,871	$691
Accruing loans 90 days past due as a percent of loans	0.05%	0.10%	0.02%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	4.15%	4.36%	2.34%
Allowance for loan losses (d)	$84,578	$ 83,246	$83,160
Allowance for loan losses as a percent of period-end loans	1.55%	1.70%	2.05%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	68.96%	81.47%	107.86%

(a)

Covered and acquired loans are considered to be performing due to the application of the accretion method under acquisition accounting. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Certain acquired loans and foreclosed assets are also covered under FDIC loss sharing agreements, which provide considerable protection against credit risk. Due to the protection of loss sharing agreements and the impact of acquisition accounting, management has excluded acquired loans and covered assets from this table to provide improved comparability to prior periods and better perspective into asset quality trends.

(b)	Excludes acquired covered loans not accounted for under the accretion method of $9,377, $18,846, and $44,064.
Also excludes non-covered acquired loans at fair value not accounted for under the accretion method of $1,809, $1,117 and $0 .
(c)	Excludes covered foreclosed assets of $48,528, $43,982, and $22,821.
On June 4, 2011, Hancock acquired $90,843 of foreclosed assets in the Whitney merger.
(d)	Excludes allowance for loan losses recorded on covered acquired loans of $57,759, $41,634 and $11,196.

		Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011

		(amounts in thousands)
Period-end Balance Sheet
Total loans	$11,130,273	$11,177,026	$4,840,975
Loans held for sale	42,484	72,378	7,468
Securities	4,393,845	4,496,900	1,593,511
Short-term investments	1,008,505	1,184,419	759,644

Earning assets	16,575,107	16,930,723	7,201,598
Allowance for loan losses	(142,337)	(124,881)	(94,356)
Other assets	2,858,327	2,968,254	1,203,792

Total assets	$19,291,097	$19,774,096	$8,311,034

Noninterest bearing deposits	$5,242,973	$ 5,516,336	$1,186,852
Interest bearing transaction deposits	6,105,288	5,720,235	2,051,805
Interest bearing public funds deposits	1,543,867	1,620,261	1,208,334
Time deposits	2,540,639	2,856,747	2,250,319

Total interest bearing deposits	10,189,794	10,197,243	5,510,458

Total deposits	15,432,767	15,713,579	6,697,310
Other borrowed funds	1,210,561	1,398,344	426,644
Other liabilities	272,566	295,010	129,381
Common stockholders’ equity	2,375,203	2,367,163	1,057,699

Total liabilities & common stockholders’ equity	$19,291,097	$19,774,096	$8,311,034

		Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011

		(amounts in thousands)
Average Balance Sheet
Total loans	$11,192,874	$11,142,188	$4,887,749
Securities (a)	4,194,483	4,224,492	1,444,872
Short-term investments	852,843	1,062,857	742,761

Earning assets	16,240,200	16,429,537	7,075,382
Allowance for loan losses	(125,072)	(118,245)	(82,758)
Other assets	3,078,392	3,020,087	1,244,747

Total assets	$19,193,520	$19,331,379	$8,237,371

Noninterest bearing deposits	$5,359,504	$ 5,231,197	$1,144,469
Interest bearing transaction deposits	5,735,308	5,710,749	2,029,706
Interest bearing public fund deposits	1,531,110	1,344,422	1,227,723
Time deposits	2,686,590	3,019,195	2,350,572

Total interest bearing deposits	9,953,008	10,074,366	5,608,001

Total deposits	15,312,512	15,305,563	6,752,470
Other borrowed funds	1,237,849	1,322,237	501,028
Other liabilities	268,255	280,655	104,035
Common shareholders’ equity	2,374,904	2,422,924	879,838

Total liabilities & common equity	$19,193,520	$19,331,379	$8,237,371

(a) Average securities does not include unrealized holding gains/losses on available for sale securities.

LIQUIDITY

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring that we have adequate cash flow to meet our various needs, including operating, strategic and capital. Without proper liquidity management, we would not be able to perform the primary function of a financial intermediary and would not be able to meet the needs of the communities in which we have a presence and serve. In addition, the parent holding company’s principal source of liquidity is dividends from its subsidiary banks. Liquidity is required at the parent holding company level for the purpose of paying dividends to stockholders, servicing any debt we may have, funding net outlays in business combinations as well as general corporate expenses.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, the ability to use the loan and securities portfolios as collateral for borrowings and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks are additional sources of liquidity funding. Free securities represent unencumbered and unpledged securities assigned to dealer repo agreements that mature within 30 days and securities assigned to the Federal Reserve Bank discount window which are not pledged against current funding and which are available within one day.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $2.29 billion and borrowing capacity at the Federal Reserve’s discount window in excess of $965.7 million. Our core deposits at March 31, 2012 were unchanged from year end at $14.2 billion. Core deposits represent total deposits less CDs greater than $100,000 and foreign branch deposits. Net wholesale funding was also stable at $1.3 billion and $1.0 billion.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows provide present operating cash flows and summarize all significant sources and uses of funds for the first three months of 2012 and 2011.

The Company intends to take advantage of its strong liquidity position to support favorable growth opportunities that are presented.

Liquidity Ratios
	March 31,	December 31,
	2012	2011
($ in thousands)
Free securities	36.70%	31.20%
Free securities-net wholesale funds/core deposits	2.13%	0.23%

Wholesale funding diversification:
Certificate of deposits > $100,000*	8.47%	9.53%
Brokered certificate of deposits	0.00%	0.00%
Public fund certificate of deposits	$78,984	$111,030

Net wholesale funds	$1,284,660	$1,340,299
Core deposits	$14,227,091	$14,216,496

*CDs > $100K includes public funds

CAPITAL RESOURCES

Stockholders’ equity totaled $2.4 billion at March 31, 2002, essentially unchanged from December 31, 2011. The tangible common equity ratio increased to 8.27% at March 31, 2012 from 7.96% at December 31, 2011. The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Both the Company and its bank subsidiaries are required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and 4.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%. At March 31, 2012, our regulatory capital ratios and those of the Banks were well in excess of current regulatory minimum requirements, as indicated in the table below. The Company and the Banks have been categorized as “well capitalized” in the most recent notices received from our regulators. We continue to be well capitalized.

	March 31, 2012	December 31, 2011

Regulatory ratios:
Total capital (to risk weighted assets)
Company	13.78%	13.59%
Hancock Bank	13.37%	14.21%
Whitney Bank	14.06%	12.76%
Tier 1 capital (to risk weighted assets)
Company	11.53%	11.48%
Hancock Bank	12.10%	12.94%
Whitney Bank	11.76%	10.90%
Tier 1 leverage capital
Company	8.27%	8.17%
Hancock Bank	11.01%	8.15%
Whitney Bank	7.54%	8.19%

(1)

Tier 1 capital generally includes common equity, retained earnings, non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock, reduced by goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets. Total capital consists of Tier 1 capital plus perpetual preferred stock not qualifying as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of allowances for credit losses.

(2)

The risk-weighted asset base is equal to the sum of the aggregate value of assets and credit-converted off-balance sheet items in each risk category as specified in regulatory guidelines, multiplied by the weight assigned by the guidelines to that category.

(3)	The Tier 1 leverage capital ratio is Tier 1 capital divided by average total assets reduced by the deductions for Tier 1 capital noted above.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $4.4 billion at March 31, 2012 and $4.5 billion at December 31, 2011. At March 31, 2012 securities available for sale totaled $2.6 billion and securities held to maturity totaled $1.8 billion. Our securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing acceptable rates of return. Therefore, we invest only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five years. Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a nationally recognized statistical rating Agency, except for certain non-rated obligations of counties, parishes and municipalities within our markets in Mississippi, Louisiana, Texas, Florida or Alabama.

Loans

We held $11.1 billion in loans at March 31, 2012 virtually unchanged from December 31, 2011. During the first quarter, seasonal payoffs on commercial credits were offset by growth in construction and land development loans, residential mortgages and consumer loans. Commercial real estate loans continued to decline reflecting ongoing payoffs and scheduled repayments within that portfolio and limited opportunities for new project financing in today’s environment.

See note 4 of the financial statements for the composition of originated, acquired and covered loans for March 31, 2012 and December 31, 2011. Originated loans include all loans not included in the acquired and covered loan portfolios described below. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011, including loans that were performing satisfactorily at the date (acquired performing) and loans acquired with evidence of credit deterioration (acquired impaired). Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. Certain differences in the accounting for originated loans and for acquired performing and acquired impaired loans (which include all Peoples First covered loans) are described in Note 4 to the consolidated financial statements.

Total originated loans increased $563 million from December 31, 2011. Originated commercial loans were up $141 million, although net demand was impacted by some seasonal reductions. The net increase reflected activity with both existing and new customers and was concentrated mainly in the Company’s markets in central Florida, western Louisiana and the greater New Orleans area of Louisiana.

The Company’s commercial customer base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers totaled approximately $600 million at both March 31, 2012 and December 31, 2011, the majority of which are with customers who provide transportation and other services and products to support exploration and production activities. The Banks lend mainly to middle-market and smaller commercial entities, although they do occasionally participate in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared-credits funded at March 31, 2012 totaled $686 million, of which $192 million was with O&G customers.

Originated construction loans, which include land development loans, and originated commercial real estate loans, which include loans on both income-producing and owner-occupied properties, increased a combined $235 million in the first quarter of 2012. This increase reflects the funding of existing commitments as well as some new business across the Company’s footprint and covers a variety of retail, multi-family residential, commercial and other projects, including some sizable projects to expand or renovate established properties in Louisiana.

The portfolio of acquired Whitney loans decreased by $572 million since December 31, 2011, with $191 million in the commercial category, $240 million in the construction and commercial real estate categories, and $141 million in the residential mortgage and consumer loans categories. There were no significant trends underlying the reduction in the commercial category, and the Company continues its relationship with many of the commercial customers who have paid down their loans outstanding at the acquisition. Reductions in the acquired construction and commercial real estate categories as well as the residential mortgage and consumer categories reflected mainly normal repayment and refinancing activity. More than $35 million of loans with pre-acquisition credit issues were paid off during the first quarter of 2012.

Total covered loans at March 31, 2012 were down $38 million from year-end 2011 reflecting normal repayments, charge-offs and foreclosures. The covered portfolio will continue to decline over the terms of the loss share agreements.

Allowance for Loan Losses and Asset Quality

At March 31, 2012, the allowance for loan losses was $142.3 million compared with $124.9 million at December 31, 2011, an increase of $17.4 million. The ratio of the allowance for loan losses as a percent of period-end loans was 1.28% at March 31, 2012 compared to 1.12% at December 31, 2011. Most of the increase in the allowance was related to the Peoples First portfolio which is covered under FDIC loss-sharing agreements.

During the first quarter of 2012, the Company recorded a $32.6 million increase in the allowance for loan losses related to impairment of certain pools of covered loans, with a related increase of $30.9 million in the FDIC loss share indemnification asset. The net impact on provision expense was $1.6 million.

The Company recorded a total provision for loan losses for the first quarter of 2012 of $10.0 million, down from $11.5 million in the fourth quarter of 2011. As noted above, the first quarter provision included $1.6 million, net, related to the Peoples First portfolio, compared to $1.3 million for the fourth quarter of 2011. The provision for non-covered loans declined to $8.4 million in the first quarter of 2012 from $10.2 million in the fourth quarter of 2011. The provision totaled $8.3 million in the first quarter of 2011.

Net charge-offs from the non-covered loan portfolio in first quarter of 2012 were $7.1 million, or 0.25% of average total loans on an annualized basis. This compares to net non-covered charge-offs of $11.3 million, or 0.40% of average total loans, for the fourth quarter of 2011, and $6.4 million, or 0.53%, for the first quarter of 2011. Additional asset quality metrics for the acquired (Whitney), covered (Peoples First) and legacy (Hancock plus newly originated) portfolios are included in Selected Financial Data.

The following table sets forth, for the periods indicated, average net loans outstanding, allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off. See supplemental asset quality information excluding covered and acquired loans in Selected Financial Data.

	March 31, 2012	Three Months Ended December 31, 2011	March 31, 2011

		(In thousands)
Net loans outstanding at end of period:
Non-covered	$10,496,489	$10,505,583	$4,063,881
Covered	633,784	671,443	777,094

Total net loans outstanding at end of period	$11,130,273	$11,177,026	$4,840,975
Average net loans outstanding:
Non-covered	$10,538,321	$10,446,773	$4,085,849
Covered	654,554	695,415	801,900

Total average net loans outstanding	$11,192,875	$11,142,188	$4,887,749

Balance of allowance for loan losses at beginning of period	$124,881	$118,113	$81,997

Loans charged-off:
Non-covered loans:
Commercial	8,490	18,047	4,754
Residential mortgages	1,118	860	1,142
Consumer	3,578	3,654	2,808

Total non-covered charge-offs	13,186	22,561	8,704

Covered loans:
Commercial	16,429	11,100	—
Consumer	—	—	375

Total covered charge-offs	16,429	11,100	375

Total charge-offs	29,615	33,661	9,079

Recoveries of loans previously charged-off:
Non-covered loans:
Commercial	4,212	10,144	574
Residential mortgages	397	61	771
Consumer	1,523	1,058	917

Total recoveries	6,132	11,263	2,262

Net charge-offs - non-covered	7,054	11,298	6,442
Net charge-offs - covered	16,429	11,100	375

Total net charge-offs	23,483	22,398	6,817

Provision for loan losses before FDIC benefit - covered loans	32,552	18,990	10,899
Benefit attributable to FDIC loss share agreement	(30,924)	(17,654)	(10,354)
Provision for loan losses non-covered loans	8,387	10,176	8,277

Provision for loan losses, net (a)	10,015	11,512	8,822
Increase in indemnification asset (a)	30,924	17,654	10,354
Balance of allowance for loan losses at end of period	$142,337	$124,881	$94,356

	March 31, 2012	Three Months Ended December 31, 2011	March 31, 2011

Ratios:
Non-covered:
Gross charge-offs - non-covered to average loans	0.47%	0.80%	0.72%
Recoveries - non-covered to average loans	0.22%	0.40%	0.19%
Net charge-offs - non-covered to average loans	0.25%	0.40%	0.53%
Allowance for loan losses - non-covered to period-end net loans	0.76%	0.76%	1.72%
Covered:
Gross charge-offs - covered to average loans	0.59%	0.40%	0.03%
Recoveries - covered to average loans	0.00%	0.00%	0.00%
Net charge-offs - covered to average loans	0.59%	0.40%	0.03%
Allowance for loan losses - covered to period-end net loans	0.52%	0.52%	0.23%

(a) The provision for loan losses is shown “net” after coverage provided by FDIC loss share agreements on covered loans. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of $32,552, and the impairment ($1,628) on those covered loans for the three months ended March 31, 2012. This results in an increase in the indemnification asset, which is the difference between the provision for loan losses on covered loans of $10,899, and the impairment ($545) on those covered loans for the three months ended March 31, 2011.

The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, troubled debt restructurings and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	March 31,	December 31,
	2012	2011

	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial loans	$81,114	$69,113
Commercial loans - restructured	5,181	4,142

Total commercial loans	86,295	73,255

Residential mortgage loans	26,107	25,043
Residential mortgage loans - restructured	—	—

Total residential mortgage loans	26,107	25,043

Consumer loans	4,157	4,972

Total non-accrual loans	116,559	103,270

Restructured loans:
Commercial loans - non-accrual	5,181	4,142
Residential mortgage loans - non-accrual	—	—

Total restructured loans - non-accrual	5,181	4,142

Commercial loans - still accruing	12,984	12,812
Residential mortgage loans - still accruing	1,761	1,191

Total restructured loans - still accruing	14,745	14,003

Total restructured loans	19,926	18,145

ORE and foreclosed assets	156,332	159,751

Total non-performing assets*	$287,636	$277,024

Loans 90 days past due still accruing	$3,780	$5,880

Ratios
Non-performing assets to loans plus foreclosed assets	2.55%	2.44%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	105.37%	101.00%
Loans 90 days past due still accruing to loans	0.03%	0.05%

*	Includes total non-accrual loans, total restructured loans-still accruing and total foreclosed assets.

Non-performing assets (NPAs) totaled $287.6 million at March 31, 2012, compared to $277.0 million at year-end 2011. Non-performing assets as a percent of total loans and ORE and foreclosed assets was 2.55% at March 31, 2012, compared to 2.44% at December 31, 2011. The overall increase in NPAs mainly reflects the movement to non-accrual status of a few legacy Hancock credits, primarily commercial real estate-related credits located in Louisiana, that were previously categorized as potential problems. Non-performing loans exclude loans from Whitney’s and Peoples First’s acquired credit-impaired loan portfolios that were recorded at estimated fair value at acquisition and are accreting interest income.

Additional asset quality metrics for the acquired (Whitney), covered (Peoples First) and legacy (Hancock legacy plus Whitney non-acquired loans) portfolios are included in Selected Financial Data.

Other Earning Assets

Federal funds sold, interest-bearing deposits in banks, and other short-term investments averaged $852.8 million in the first quarter of 2012, down $210.1 million (20%) from 2011’s last quarter and up $110.1mm (15%) from the first quarter of 2011. These products are a short-term investment alternative whenever we have excess liquidity. The decrease from the prior quarter, primarily in Federal Reserve interest-bearing accounts, resulted primarily from the decrease in deposits from the fourth quarter and the increase in average loans.

Interest Bearing Liabilities

Interest bearing liabilities include our interest bearing deposits as well as borrowings. Deposits represent our primary funding source. We continue our focus on multiple account, core deposit relationships and strategic placement of time deposit campaigns to stimulate overall deposit growth. Borrowings consist primarily of sales of securities under repurchase agreements to deposit customers with excess funds.

Deposits

Total deposits were $15.4 billion at March 31, 2012, a small decline of 2% from December 31, 2011. Average deposits were stable compared to the fourth quarter of 2011.

Noninterest-bearing demand deposits totaled $5.2 billion at March 31, 2012, down $273 million, or 5% compared to December 31, 2011. Approximately $240 million of noninterest-bearing transaction deposits were converted to low-cost interest-bearing deposits during the core systems conversion in order to best match the existing product benefits offered. Noninterest-bearing demand deposits comprised 34% of total period-end deposits at March 31, 2012, compared to 35% at year-end 2011.

Interest-bearing transaction deposits increased $385 million during the first quarter of 2012 to $5.7 billion at March 31, 2012. This increase included the conversion of certain noninterest-bearing accounts noted earlier and the movement of some funds from maturing time deposits. Interest bearing public fund deposits totaled $1.5 billion at March 31, 2012, down $76 million, or 5%, from December 31, 2011 reflecting the seasonal nature of these types of deposits.

Time deposits (CDs) totaled $2.5 billion at March 31, 2012, down $316 million compared to $2.9 billion at December 31, 2011. Included in the decline is approximately $125 million from the anticipated runoff in the Peoples First time deposit portfolio. During the first quarter, approximately $963 million of time deposits matured at an average rate of 1.19%, of which approximately 60% renewed at an average cost of 0.32%. There are approximately $1.2 billion of CDs scheduled to mature within next two quarters at an average rate of 92 basis points. In the current low rate environment management continues to expect customers will be motivated to hold funds in no or low-cost transaction accounts until rates begin to rise.

Borrowings

Total borrowings at March 31, 2012 were $1.2 billion compared to $1.4 billion at December 31, 2011. Short-term borrowings, which come mainly from customer repurchase agreements, declined $194 million during the first quarter of 2012 to $850 million at March 31, 2012. Additional funds were available to certain corporate customers at the end of 2011 reflecting temporary inflows from both year-end funds management activities and specific transactions. Long term debt remained relatively stable at almost $360 million.

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

The following table shows the commitments to extend credit and letters of credit at March 31, 2012 according to expiration date. Of the commitments to extend credit, approximately $3.4 billion carry variable rates and the remainder fixed rates.

			Expiration Date
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

			(In thousands)
Commitments to extend credit	$4,050,081	$2,565,265	$540,891	$524,487	$419,438
Letters of credit	437,695	239,167	148,879	49,401	248

Total	$4,487,776	$2,804,432	$689,770	$573,888	$419,686

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

SEGMENT REPORTING

The Company’s primary operating segments are divided into Hancock, Whitney, and Other. The Hancock segment coincides generally with the Company’s Hancock Bank subsidiary and the Whitney segment with its Whitney Bank subsidiary. Each Bank segment offers commercial, consumer and mortgage loans and deposit services. Although the Bank segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. In March 2012 the Company completed the reorganization begun with the acquisition of Whitney Bank in June 2011. The assets and liabilities of Whitney Bank in Alabama and Florida were transferred to Hancock Bank. Hancock Bank now consists of the Mississippi, Alabama and Florida market and Whitney Bank consists of the Louisiana and Texas markets. Whitney National Bank was merged into Hancock Bank of Louisiana, and the combined entity was renamed Whitney Bank. The “Other” segment includes activities of other consolidated subsidiaries that provide investment services, insurance agency services, insurance underwriting and various other services to third parties. Note 11 to the consolidated financial statements provides comparative financial information for the three months ended March 31, 2012 and March 31, 2011. Net income in March 31, 2012 for the Hancock segment increased $7.3 million over 2011. Net interest income increased primarily as a result of branches being transferred to the Hancock Bank segment from the Whitney Bank segment as part of the restructuring that occurred with the merger. The provision for loan losses for the Hancock segment declined $9.7 million in 2012, reflecting the improvement in certain credit quality metrics and general economic conditions, as discussed earlier. The addition of Whitney National Bank’s operations drove the significant changes in the Whitney segment’s operating results and financial position in the first quarter of 2012 compared to the prior year quarter. After deducting tax-effected merger-related expenses of $22.0 million, net income for the first quarter of 2012 for the Whitney segment increased $17.5 million over 2011.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and we intend such forward-looking statements to be covered by the safe harbor provisions therein and are including this statement for purposes of invoking these safe-harbor provisions. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of plans and strategies for the future. The forward-looking statements made in this Form 10-Q include, but may not be limited to, comments with respect to, loan growth, deposit trends, credit quality trends, net interest margin trends, future expense levels (including merger costs and cost synergies), projected tax rates, economic conditions in our markets, future profitability, purchase accounting impacts such as accretion levels, and the financial impact of regulatory requirements such as the Durbin amendment. Hancock’s ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although Hancock believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ from those expressed in Hancock’s forward-looking statements include, but are not limited to, those risk factors outlined in Hancock’s public filings with the Securities and Exchange Commission, which are available at the SEC’s internet site (http://www.sec.gov). You are cautioned not to place undue reliance on these forward-looking statements. Hancock does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

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

Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income and the fair value of our investment securities. As of March 31, 2012, the effective duration of the securities portfolio was 2.7 years. A rate increase (aged, over 1 year) of 100 basis points would move the effective duration to 3.5 years, while a reduction in rates of 100 basis points would result in an effective duration of 1.0 years.

In adjusting our asset/liability position, the Board and management attempt to manage our interest rate risk while enhancing net interest margins. This measurement is done primarily by running net interest income simulations. The net interest income simulations run at March 31, 2012 indicate that we are slightly asset sensitive as compared to the stable rate environment. Exposure to instantaneous changes in interest rate risk for the current quarter is presented in the following table.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
-100	0.00%
Stable	0.00%
+100	1.68%

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.

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

Other than changes required in connection with the ongoing integration of Whitney and Hancock operations, our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, in January 2011, a shareholder class action lawsuit was filed in the Civil District Court for the Parish of Orleans of the State of Louisiana captioned De LaPouyade v. Whitney Holding Corporation, et al. The substantive allegations of that lawsuit which was related to the merger between Whitney Holding Corporation and Hancock Holding Company have been described in prior company filings. Also as previously reported, thereafter, in February 2011, a complaint in intervention was filed by the Louisiana Municipal Police Employees Retirement System (“MPERS”) in the De LaPouyade case. Additionally, as previously reported, in February 2011, another putative shareholder class action lawsuit related to the merger, Realistic Partners v. Whitney Holding Corporation, et al., was filed in the United States District Court for the Eastern District of Louisiana. Also as previously reported, in April 2011, another putative shareholder class action lawsuit related to the merger, Jane Doe v. Whitney Holding Corporation, et al., Case No. 2:11-cv-00794-ILRL-JCW, was filed in the United States District Court for the Eastern District of Louisiana. All of these proceedings have been settled and dismissed as described below.

On May 5, 2011, the parties in the Jane Doe action entered into a stipulation providing for the voluntary dismissal of that action. On May 17, 2011, the parties in the Realistic Partners action entered into a stipulation providing for the voluntary dismissal of that action. On April 11, 2012, the court in the De LaPouyade action entered an order certifying the class, giving final approval to a settlement agreed to between the parties, and dismissing the action with prejudice. The financial terms of the settlement were not material.

Also, the previously reported putative class action lawsuit, Angelique LaCour, et al, v. Whitney Bank, is subject to a pending settlement agreement. A motion for preliminary approval of said settlement was filed in federal court on April 12, 2012. The Company had established a liability for the proposed settlement in the fourth quarter of 2011.

The Company is party to various other legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, each matter is not expected to have a material adverse effect on the financial statements of the Company.

Item 1A. Risk Factors

An interruption or breach in our information systems or infrastructure, or those of third parties, could disrupt our business, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our business is dependent on our ability to process and monitor a large number of transactions on a daily basis and to securely process, store and transmit confidential and other information on our computer systems and networks. We rely heavily on our information and communications systems and those of third parties who provide critical components of our information and communications infrastructure. These systems are critical to the operation of our business and essential to our ability to perform day-to-day operations. Our financial, accounting, data processing or other information systems and facilities, or those of third parties on whom we rely, may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber attack or other unforeseen catastrophic events, which may adversely affect our ability to process transactions or provide services.

Although we make continuous efforts to maintain the security and integrity of our information systems and have not experienced a cyber attack, threats to information systems continue to evolve and there can be no assurance that our security efforts and measures will continue to be effective. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Threats to our information systems may originate externally from third parties such as foreign governments, organized crime and other hackers, outsource or infrastructure-support providers and application developers, or may originate internally. As a financial institution, we face a heightened risk of a security breach or disruption from attempts to gain unauthorized access to our and our customers’ data and financial information, whether through cyber attack, cyber intrusion over the internet, malware, computer viruses, attachments to e-mails, spoofing, phishing, or spyware.

As a result, our information, communications and related systems, software and networks may be vulnerable to breaches or other significant disruptions that could: (1) disrupt the proper functioning of our networks and systems, which could disrupt our operations and those of certain of our customers; (2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; (3) result in a violation of applicable privacy and other laws, subjecting the Bank to additional regulatory scrutiny and expose the Bank to civil litigation and possible financial liability; (4) require significant management attention and resources to remedy the damages that result; and (5) harm our reputation or impair our customer relationships. The occurrence of such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition, and cash flows.

There have been no other material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2011. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended March 31, 2012.

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
President & Chief Executive Officer

/s/ JOHN M. HAIRSTON
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ MICHAEL M. ACHARY
Michael M. Achary
Chief Financial Officer

Date:	May 9, 2012

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.