Form 10-Q
period 2012-06-30
HANCOCK HOLDING CO
filed 2012-08-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

84,778,525 common shares were outstanding as of July 31, 2012 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
	unaudited
ASSETS
Cash and due from banks	$392,601	$437,947
Interest-bearing bank deposits	648,748	1,184,222
Federal funds sold	1,722	197
Securities available for sale, at fair value (amortized cost of $2,249,310 and $4,401,345)	2,320,133	4,496,900
Securities held to maturity (fair value of $2,039,058)	2,000,324	—
Loans held for sale	44,918	72,378
Loans	11,094,762	11,191,901
Less: allowance for loan losses	(140,768)	(124,881)
unearned income	(16,616)	(14,875)

Loans, net	10,937,378	11,052,145

Property and equipment, net of accumulated depreciation of $148,422 and $148,780	477,806	505,387
Prepaid expenses	63,908	69,064
Other real estate, net	137,630	144,367
Accrued interest receivable	49,313	53,973
Goodwill	628,877	651,162
Other intangible assets, net	205,249	211,075
Life insurance contracts	363,876	355,026
FDIC loss share indemnification asset	200,988	212,885
Deferred tax asset, net	150,323	145,760
Other assets	154,913	181,608

Total assets	$18,778,707	$19,774,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$5,040,484	$5,516,336
Interest-bearing savings, NOW, money market and time	9,890,336	10,197,243

Total deposits	14,930,820	15,713,579

Short-term borrowings	832,709	1,044,454
Long-term debt	360,312	353,890
Accrued interest payable	6,442	8,284
Other liabilities	249,062	286,726

Total liabilities	16,379,345	17,406,933

Stockholders’ equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 84,773,981 and 84,705,496 issued and outstanding, respectively	282,297	282,069
Capital surplus	1,641,010	1,634,634
Retained earnings	493,517	476,970
Accumulated other comprehensive income (loss), net	(17,462)	(26,510)

Total stockholders’ equity	2,399,362	2,367,163

Total liabilities and stockholders’ equity	$18,778,707	$19,774,096

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$165,278	$94,591	$331,506	$162,592
Securities-taxable	23,431	19,023	46,748	32,017
Securities-tax exempt	1,311	1,347	2,955	2,586
Federal funds sold and other short term investments	469	516	996	815

Total interest income	190,489	115,477	382,205	198,010

Interest expense:
Deposits	7,872	13,570	18,135	27,579
Short-term borrowings	1,623	1,755	3,262	3,443
Long-term debt and other interest expense	3,535	1,093	7,061	1,165

Total interest expense	13,030	16,418	28,458	32,187

Net interest income	177,459	99,059	353,747	165,823
Provision for loan losses	8,025	9,144	18,040	17,966

Net interest income after provision for loan losses	169,434	89,915	335,707	147,857

Noninterest income:
Service charges on deposit accounts	20,907	12,343	37,181	21,887
Bank card fees	8,075	5,968	16,539	9,478
Trust fees	7,983	5,301	16,721	9,292
Insurance commissions and fees	4,581	4,629	8,058	7,878
Investment and annuity fees	4,607	3,267	9,022	6,400
ATM fees	4,843	3,290	9,177	6,021
Secondary mortgage market operations	3,015	1,877	7,017	3,444
Accretion of indemnification asset	2,000	5,450	5,000	8,494
Other income	7,541	4,591	16,331	8,005
Securities gains (losses), net	—	(36)	12	(87)

Total noninterest income	63,552	46,680	125,058	80,812

Noninterest expense:
Compensation expense	72,188	46,971	147,772	76,379
Employee benefits	17,936	10,564	37,679	18,991

Salaries and employee benefits	90,124	57,535	185,451	95,370

Net occupancy expense	13,784	8,760	28,426	14,671
Equipment expense	6,744	3,661	13,834	6,515
Data processing expense	14,327	7,106	28,518	12,251
Professional services expense	14,658	22,886	39,760	28,146
Telecommunications and postage	5,597	3,642	11,755	6,402
Advertising	3,330	2,127	10,020	4,176
Deposit insurance and regulatory fees	3,903	3,232	7,295	6,344
Amortization of intangibles	7,922	1,621	16,226	2,235
Other expense	19,583	10,796	44,150	18,275

Total noninterest expense	179,972	121,366	385,435	194,385

Income before income taxes	53,014	15,229	75,330	34,284
Income taxes	13,710	3,141	17,531	6,868

Net income	$39,304	$12,088	$57,799	$27,416

Basic earnings per common share	$0.46	$0.22	$0.68	$0.59

Diluted earnings per common share	$0.46	$0.22	$0.67	$0.59

Dividends paid per share	$0.24	$0.24	$0.48	$0.48

Weighted avg. shares outstanding-basic	84,751	54,890	84,742	46,160

Weighted avg. shares outstanding-diluted	85,500	55,035	85,467	46,310

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$39,304	$12,088	$57,799	$27,416

Other comprehensive income, net of tax:
Net change from retirement benefits plans	1,096	468	2,193	152
Unrealized net holding gain on securities, net of reclassifications	1,615	3,227	7,028	6,169
Net unrealized gain (loss) on derivatives and hedging	12	96	(173)	96

Other comprehensive income	2,723	3,791	9,048	6,417

Comprehensive income	$42,027	$15,879	$66,847	$33,833

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total
Balance, January 1, 2011	36,893,276	$122,855	$263,484	$470,828	$(619)	$856,548

Net income	—	—	—	27,416	—	27,416
Other comprehensive income	—	—	—	—	6,417	6,417
Cash dividends declared ($0.48 per common share)	—	—	—	(29,501)	—	(29,501)
Common stock offering	6,958,143	23,170	190,824	—	—	213,994
Common stock issued in connection with Whitney acquisition	40,794,261	135,845	1,171,203	—	—	1,307,048
Common stock activity, long-term incentive plan, including excess income tax benefit of $151	48,794	162	4,229	—	—	4,391

Balance, June 30, 2011	84,694,474	$282,032	$1,629,740	$468,743	$5,798	$2,386,313

Balance, January 1, 2012	84,705,496	$282,069	$1,634,634	$476,970	$(26,510)	$2,367,163

Net income	—	—	—	57,799	—	57,799
Other comprehensive income	—	—	—	—	9,048	9,048
Cash dividends declared ($0.48 per common share)	—	—	—	(41,252)	—	(41,252)
Common stock issued, long-term incentive plan, including excess income tax benefit of $116	68,485	228	6,376	—	—	6,604

Balance, June 30, 2012	84,773,981	$282,297	$1,641,010	$493,517	$(17,462)	$2,399,362

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,799	$27,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,159	9,256
Provision for loan losses	18,040	17,966
Losses on other real estate owned	9,774	969
Deferred tax expense	12,571	26,190
(Increase) in cash surrender value of life insurance contracts	(8,850)	(5,746)
Loss on sales of securities available for sale, net	—	87
Loss (gain) on disposal of other assets	383	(598)
Net decrease in loans originated for sale	27,460	3,943
Net amortization of securities premium/discount	26,154	3,960
Amortization of intangible assets	16,264	2,235
Stock-based compensation expense	5,014	2,900
(Decrease) increase in interest payable and other liabilities	(35,074)	193,126
Decrease in FDIC indemnification asset	11,897	47,002
Decrease (increase) in other assets	36,505	(40,431)
Other, net	(116)	(5)

Net cash provided by operating activities	194,980	288,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	477	323,426
Proceeds from maturities of securities available for sale	697,366	383,235
Purchases of securities available for sale	(103,344)	(1,151,041)
Proceeds from maturities of securities held to maturity	114,925	—
Purchases of investment securities held to maturity	(560,436)	—
Net decrease in interest-bearing bank deposits	535,474	107,634
Net (increase) decrease in federal funds sold and short term investments	(1,525)	278,128
Net decrease in loans	66,251	144,707
Purchases of property, equipment and intangible assets	(20,118)	(38,544)
Proceeds from sales of property and equipment	3,394	1,912
Cash paid for acquisition, net of cash received	—	(74,653)
Proceeds from sales of other real estate	55,791	30,660

Net cash provided by investing activities	788,255	5,464

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(782,760)	(369,734)
Net decrease in short-term borrowings	(211,745)	(7,128)
Proceeds of long-term debt	6,422	140,014
Dividends paid	(41,252)	(29,501)
Proceeds from exercise of stock options	754	267
Proceeds from stock offering	—	213,994

Net cash used in financing activities	(1,028,581)	(52,088)

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(45,346)	241,646
CASH AND DUE FROM BANKS, BEGINNING	437,947	139,687

CASH AND DUE FROM BANKS, ENDING	$392,601	$381,333

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$42,751	$40,273
Transfers from available for sale securities to held to maturity securities	1,523,585	—

Fair value of assets acquired		$11,235,000
Liabilities assumed		(10,133,000)

Net identifiable assets acquired		1,102,000

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

Critical Accounting Policies and Estimates

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2011.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value (in thousands) on a recurring basis in the consolidated balance sheets.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

	June 30, 2012
	(Level 1)	(Level 2)	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$18,514	$—	$18,514
Obligations of states and political subdivisions	—	77,693	77,693
Corporate debt securities	3,750	—	3,750
Residential mortgage-backed securities	—	2,112,969	2,112,969
Collateralized mortgage obligations	—	101,022	101,022
Equity securities	6,185	—	6,185

Total available-for-sale securities	28,449	2,291,684	2,320,133

Derivatives
Interest rate contracts - assets	—	18,833	18,833

Total recurring fair value measurements - assets	$28,449	$2,310,517	$2,338,966

Liabilities
Derivatives
Interest rate contracts - liabilities	$—	$19,880	$19,880

Total recurring fair value measurements - liabilities	$—	$19,880	$19,880

	December 31, 2011
	(Level 1)	(Level 2)	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$250,067	$—	$250,067
Obligations of states and political subdivisions	—	309,665	309,665
Corporate debt securities	4,494	—	4,494
Residential mortgage-backed securities	—	2,480,345	2,480,345
Collateralized mortgage obligations	—	1,446,076	1,446,076
Equity securities	6,253	—	6,253

Total available-for-sale securities	260,814	4,236,086	4,496,900

Derivatives
Interest rate contracts - assets	—	14,952	14,952

Total recurring fair value measurements - assets	$260,814	$4,251,038	$4,511,852

Liabilities
Derivatives
Interest rate contracts - liabilities	$—	$15,643	$15,643

Total recurring fair value measurements - liabilities	$—	$15,643	$15,643

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

Securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and certain other debt and equity securities. Level 2 classified securities include residential mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and state and municipal bonds. The level 2 fair value measurements for investment securities were obtained from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs were observable in the marketplace or can be supported by observable data. The Company invests only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five years. Company policies limit investments to securities having a rating of no less than “Baa” or its equivalent by a nationally recognized statistical rating agency, except for certain non-rated obligations of counties, parishes and municipalities within our markets in Mississippi, Louisiana, Texas, Florida and Alabama. There were no transfers between valuation hierarchy levels during the periods shown.

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

	June 30, 2012
	(Level 1)	(Level 2)	Total
Impaired loans	$—	$55,686	$55,686
Other real estate owned	—	137,630	137,630

Total nonrecurring fair value measurements	$—	$193,316	$193,316

	December 31, 2011
	(Level 1)	(Level 2)	Total
Impaired loans	$—	$55,252	$55,252
Other real estate owned	—	144,367	144,367

Total nonrecurring fair value measurements	$—	$199,619	$199,619

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

Cash, Short-Term Investments and Federal Funds Sold - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities – The fair value measurement for securities available for sale was discussed earlier. The same measurement techniques were applied to the valuation of securities held to maturity.

Loans, Net - The fair value measurement for certain impaired loans was discussed earlier. For the remaining portfolio, fair values were generally determined by discounting scheduled cash flows by discount rates determined with reference to current market rates at which loans with similar terms would be made to borrowers of similar credit quality.

Accrued Interest Receivable and Accrued Interest Payable - The carrying amounts are a reasonable estimate of fair value.

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

Securities Sold under Agreements to Repurchase and Federal Funds Purchased - For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

Long-Term Debt - The fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained.

Derivative Financial Instruments – The fair value measurement for derivative financial instruments was discussed earlier.

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at June 30, 2012 and December 31, 2011 (in thousands):

	(Level 1)	June 30, 2012 (Level 2)	(Level 3)	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing deposits, and federal funds sold	$1,043,071	$—	$—	$1,043,071	$1,043,071
Available for sale securities	28,449	2,291,684	—	2,320,133	2,320,133
Held to maturity securities	—	2,039,058	—	2,039,058	2,000,324
Loans, net	—	55,686	11,188,609	11,244,295	10,937,378
Loans held for sale	—	44,918	—	44,918	44,918
Accrued interest receivable	49,313	—	—	49,313	49,313
Derivative financial instruments	—	18,833	—	18,833	18,833

Financial liabilities:
Deposits	$—	$—	$14,948,184	$14,948,184	$14,930,820
Federal funds purchased	30,411	—	—	30,411	30,411
Securities sold under agreements to repurchase	802,298	—	—	802,298	802,298
Long-term debt	—	387,650	—	387,650	360,312
Accrued interest payable	6,442	—	—	6,442	6,442
Derivative financial instruments	—	19,880	—	19,880	19,880

	(Level 1)	December 31, 2011 (Level 2)	(Level 3)	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing deposits, and federal funds sold	$1,622,366	$—	$—	1,622,366	$1,622,366
Available for sale securities	260,814	4,236,086	—	4,496,900	4,496,900
Loans, net	—	55,252	11,134,410	11,189,662	11,052,144
Loans held for sale	—	72,378	—	72,378	72,378
Accrued interest receivable	53,973	—	—	53,973	53,973
Derivative financial instruments	—	14,952	—	14,952	14,952

Financial liabilities:
Deposits	$—	$—	$15,737,667	$15,737,667	$15,713,579
Federal funds purchased	16,819	—	—	16,819	16,819
Securities sold under agreements to repurchase	1,027,635	—	—	1,027,635	1,027,635
Long-term debt	—	365,421	—	365,421	353,890
Accrued interest payable	8,284	—	—	8,284	8,284
Derivative financial instruments	—	15,643	—	15,643	15,643

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow (in thousands):

Securitites Available for Sale

	June 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury	$150	$11	$—	$161	$150	$14	$—	$164
U.S. government agencies	18,305	48	—	18,353	248,595	1,308	—	249,903
Municipal obligations	76,585	1,111	3	77,693	294,489	15,218	42	309,665
Mortgage-backed securities	2,045,296	67,718	45	2,112,969	2,422,891	58,150	696	2,480,345
CMOs	100,655	367	—	101,022	1,426,495	21,774	2,193	1,446,076
Corporate debt securities	3,750	—	—	3,750	4,517	11	34	4,494
Other equity securities	4,569	1,634	18	6,185	4,208	2,086	41	6,253

	$2,249,310	$70,889	$66	$2,320,133	$4,401,345	$98,561	$3,006	$4,496,900

Securitites Held to Maturity

	June 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Municipal obligations	$180,812	$15,133	$2	$195,943	—	—	—	—
Mortgage-backed securities	202,761	1,550	—	204,311	—	—	—	—
CMOs	1,616,751	24,586	2,533	1,638,804	—	—	—	—

	$2,000,324	$41,269	$2,535	$2,039,058	—	—	—	—

During the first quarter of 2012, the Company reclassified approximately $1.5 billion of securities available for sale as securities held to maturity. As a result of the acquisition of Whitney National Bank, the securities portfolio grew to such a size that the company determined that only a portion of the portfolio is needed for liquidity purposes. The securities reclassified consisted primarily of CMOs and in-market municipal securities. The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The unrealized net holding gain on the available for sale securities on the date of transfer totaled approximately $39 million, and continued to be reported, net of tax, as a component of accumulated other comprehensive income. This net unrealized gain is being accreted to interest income over the remaining life of the securities as a yield adjustment, which serves to offset the impact of the amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Securities (continued)

The following table presents the amortized cost and fair value of debt securities classified as available for sale and held to maturity at June 30, 2012, by contractual maturity (in thousands). Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties.

	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$45,827	$45,973
Due after one year through five years	157,876	159,283
Due after five years through ten years	275,463	286,168
Due after ten years	1,765,575	1,822,524

Total available for sale debt securities	$2,244,741	$2,313,948

	Amortized	Fair
	Cost	Value
Held to maturity
Due in one year or less	$16,596	$16,685
Due after one year through five years	436,496	440,576
Due after five years through ten years	96,856	106,023
Due after ten years	1,450,376	1,475,774

Total held to maturity securities	$2,000,324	$2,039,058

The Company held no securities classified as trading at June 30, 2012 or December 31, 2011. The Company held no securities classified as held to maturity at December 31, 2011.

The details concerning securities classified as available for sale with unrealized losses as of June 30, 2012 follow (in thousands):

Available for sale

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Municipal obligations	2,071	3	—	—	2,071	3
Mortgage-backed securities	4,259	43	246	2	4,505	45
CMOs	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—
Equity securities	208	16	2	2	210	18

	$6,538	$62	$248	$4	$6,786	$66

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Securities (continued)

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2011 follow (in thousands):

Available for sale

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Municipal obligations	18,854	42	—	—	18,854	42
Mortgage-backed securities	212,900	692	337	4	213,237	696
CMOs	296,860	2,193	—	—	296,860	2,193
Corporate debt securities	398	34	—	—	398	34
Equity securities	1,685	39	2	2	1,687	41

	$530,697	$3,000	$339	$6	$531,036	$3,006

The details concerning securities classified as held to maturity with unrealized losses as of June 30, 2012 follow (in thousands):

Held to maturity

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municpal obligations	$540	$1	$256	$1	$796	$2
CMOs	391,383	1,523	174,084	1,010	565,467	$2,533

	$391,923	$1,524	$174,340	$1,011	$566,263	$2,535

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

Securities with a fair value of approximately $2.5 billion at June 30, 2012 and $3.0 billion at December 31, 2011 were pledged primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses

Loans, net of unearned income, consisted of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Originated loans:
Commerical non-real estate	$1,902,292	$1,525,409
Construction and land development	630,997	540,806
Commerical real estate	1,316,772	1,259,757
Residential mortgage loans	654,149	487,147
Consumer loans	1,306,648	1,074,611

Total originated loans	$5,810,858	$4,887,730

Acquired loans:
Commerical non-real estate	$1,948,226	$2,236,758
Construction and land development	443,057	603,371
Commerical real estate	1,450,796	1,656,515
Residential mortgage loans	598,199	734,669
Consumer loans	239,276	386,540

Total acquired loans	$4,679,554	$5,617,853

Covered loans:
Commerical non-real estate	$39,971	$38,063
Construction and land development	93,442	118,828
Commerical real estate	62,962	82,651
Residential mortgage loans	267,363	285,682
Consumer loans	123,996	146,219

Total covered loans	$587,734	$671,443

Total loans:
Commerical non-real estate	$3,890,489	$3,800,230
Construction and land development	1,167,496	1,263,005
Commerical real estate	2,830,530	2,998,923
Residential mortgage loans	1,519,711	1,507,498
Consumer loans	1,669,920	1,607,370

Total loans	$11,078,146	$11,177,026

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

The difference between the fair value of an acquired performing loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool. Management estimates an allowance for loan losses for acquired performing loans at each subsequent reporting date using a methodology similar to that used for originated loans. The allowance determined for each loan pool is compared to the remaining fair value discount for that pool. If greater, the excess is added to the reported allowance through a provision for loan losses. If less, no additional allowance or provision is recognized. Actual losses are first charged against any remaining fair value discount for the loan pool. Once the discount is fully depleted, losses are applied against the allowance established for that pool. Acquired performing loans are considered and reported as nonperforming and past due using the same criteria applied to the originated portfolio. The accrual of interest on acquired performing loans is discontinued when, in management’s opinion, it is probable that the borrower will be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.

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

In the following discussion and tables, commercial loans include the commercial non-real estate, construction and land development and commercial real estate loans categories shown in previous table.

The following schedule shows activity in the allowance for loan losses, by portfolio segment and the corresponding recorded investment in loans, for the six months ended June 30, 2012 and June 30, 2011.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Originated loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	June 30, 2012
Allowance for loan losses:

Beginning balance, January 1, 2012	$60,211	$4,894	$18,141	$83,246
Charge-offs	(12,971)	(2,633)	(6,773)	(22,377)
Recoveries	3,065	66	1,981	5,112
Net provision for loan losses	9,888	6,009	(502)	15,395
Increase (decrease) in indemnification asset	—	—	—	—

Ending balance	$60,193	$8,336	$12,847	$81,376

Ending balance:
Individually evaluated for impairment	$8,076	$1,916	$—	$9,992

Ending balance:
Collectively evaluated for impairment	$52,117	$6,420	$12,847	$71,384

Loans:

Ending balance:	$3,850,061	$654,149	$1,306,648	$5,810,858
Ending balance:
Individually evaluated for impairment	$54,050	$11,628	$—	$65,678
Ending balance:
Collectively evaluated for impairment	$3,796,011	$642,521	$1,306,648	$5,745,180

Covered loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	June 30, 2012
Allowance for loan losses:

Beginning balance, January 1, 2012	$18,203	$9,024	$14,408	$41,635
Charge-offs	(19,289)	—	—	(19,289)
Recoveries	—	—	—	—
Net provision for loan losses (a)	2,700	351	(406)	2,645
Increase (decrease) in indemnification asset (a)	22,650	11,189	562	34,401

Ending balance	$24,264	$20,564	$14,564	$59,392

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—

Ending balance:
Collectively evaluated for impairment	$24,264	$20,564	$14,564	$59,392

Loans:

Ending balance:	$196,375	$267,363	$123,996	$587,734

Ending balance:
Individually evaluated for impairment	$5,781	$393	$—	$6,174

Ending balance:
Collectively evaluated for impairment	$190,594	$266,970	$123,996	$581,560

Total loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	June 30, 2012
Allowance for loan losses:

Beginning balance, January 1, 2012	$78,414	$13,918	$32,549	$124,881
Charge-offs	(32,260)	(2,633)	(6,773)	(41,666)
Recoveries	3,065	66	1,981	5,112
Net provision for loan losses (a)	12,588	6,360	(908)	18,040
Increase (decrease) in indemnification asset (a)	22,650	11,189	562	34,401

Ending balance	$84,457	$28,900	$27,411	$140,768

Ending balance:
Individually evaluated for impairment	$8,076	$1,916	$—	$9,992

Ending balance:
Collectively evaluated for impairment	$76,381	$26,984	$27,411	$130,776

Loans:

Ending balance:	$7,888,515	$1,519,711	$1,669,920	$11,078,146

Ending balance:
Individually evaluated for impairment	$59,831	$12,021	$—	$71,852

Ending balance:
Collectively evaluated for impairment	$7,828,684	$1,507,690	$1,669,920	$11,006,294

Ending balance:
Acquired loans (b)	$3,842,079	$598,199	$239,276	$4,679,554

(a)	The Company increased the allowance by $37.0 million for losses related to impairment on certain pools of covered loans. This provision was mostly offset by a $34.4 million increase in the FDIC indemnification asset.
(b)	In accordance with purchase accounting rules, the Whitney loans were recorded at their fair value at the time of the acquisition, and the prior allowance for loan losses was eliminated. No allowance has been established on these acquired loans since the acquisition date. These loans are included in the ending balance of loans collectively evaluated for impairment.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Originated loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	June 30, 2011
Allowance for loan losses:

Beginning balance, January 1, 2011	$56,859	$4,626	$19,840	$81,325
Charge-offs	(13,664)	(2,332)	(5,701)	(21,697)
Recoveries	4,274	960	1,780	7,014
Net provision for loan losses	10,863	6,225	(570)	16,518
Increase (decrease) in indemnification asset	—	—	—	—

Ending balance	$58,332	$9,479	$15,349	$83,160

Ending balance:
Individually evaluated for impairment	$9,468	$1,420	$—	$10,888
Ending balance:
Collectively evaluated for impairment	$48,864	$8,059	$15,349	$72,272

Loans:

Ending balance:	$2,845,955	$365,661	$971,742	$4,183,358
Ending balance:
Individually evaluated for impairment	$48,181	$7,678	$—	$55,859
Ending balance:
Collectively evaluated for impairment	$2,797,774	$357,983	$971,742	$4,127,499

Covered loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	June 30, 2011
Allowance for loan losses:

Beginning balance, January 1, 2011	$—	$—	$672	$672
Charge-offs	—	—	(375)	(375)
Recoveries	—	—	—	—
Net provision for loan losses (a)	1,021	224	203	1,448
Increase (decrease) in indemnification asset (a)	19,378	3,864	4,260	27,502

Ending balance	$20,399	$4,088	$4,760	$29,247

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—

Ending balance:
Collectively evaluated for impairment	$20,399	$4,088	$4,760	$29,247

Loans:

Ending balance:	$347,441	$247,489	$152,879	$747,809

Ending balance:
Individually evaluated for impairment	$33,869	$2,710	$2,935	$39,514

Ending balance:
Collectively evaluated for impairment	$313,572	$244,779	$149,944	$708,295

Total loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	June 30, 2011
Allowance for loan losses:

Beginning balance, January 1, 2011	$56,859	$4,626	$20,512	$81,997
Charge-offs	(13,664)	(2,332)	(6,076)	(22,072)
Recoveries	4,274	960	1,780	7,014
Net provision for loan losses (a)	11,884	6,449	(367)	17,966
Increase (decrease) in indemnification asset (a)	19,378	3,864	4,260	27,502

Ending balance	$78,731	$13,567	$20,109	$112,407

Ending balance:
Individually evaluated for impairment	$9,468	$1,420	$—	$10,888

Ending balance:
Collectively evaluated for impairment	$69,263	$12,147	$20,109	$101,519

Loans:

Ending balance:	$8,233,519	$1,443,817	$1,571,717	$11,249,053

Ending balance:
Individually evaluated for impairment	$82,050	$10,388	$2,935	$95,373

Ending balance:
Collectively evaluated for impairment	$8,151,469	$1,433,429	$1,568,782	$11,153,680

Ending balance:
Acquired loans (b)	$5,040,123	$830,667	$447,096	$6,317,886

(a)	The Company increased the allowance by $29.2 million for losses related to impairment on certain pools of covered loans. This provision was mostly offset by a $27.5 million increase in the FDIC indemnification asset.
(b)	In accordance with purchase accounting rules, the Whitney loans were recorded at their fair value at the time of the acquisition, and the prior allowance for loan losses was eliminated. No allowance has been established on these acquired loans since the acquisition date. These loans are included in the ending balance of loans collectively evaluated for impairment.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following table shows the composition of non-accrual loans by portfolio segment and class. Acquired impaired and certain covered loans are considered to be performing due to the application of the accretion method and are excluded from the table. Covered loans accounted for using the cost recovery method do not have an accretable yield and are disclosed below as non-accrual loans. Acquired performing loans that have subsequently been placed on non-accrual status are also disclosed below.

	June 30,	December 31,
	2012	2011
	(In thousands)
Originated loans:
Commercial loans	$92,510	$55,046
Residential mortgage loans	11,066	24,406
Consumer loans	6,193	3,855

Total originated loans	$109,769	$83,307

Acquired loans:
Commercial loans	$5,466	$—
Residential mortgage loans	1,169	—
Consumer loans	508	1,117

Total acquired loans	$7,143	$1,117

Covered loans:
Commercial loans	$5,781	$18,209
Residential mortgage loans	393	637
Consumer loans	—	—

Total covered loans	$6,174	$18,846

Total loans:
Commercial loans	$103,757	$73,255
Residential mortgage loans	12,628	25,043
Consumer loans	6,701	4,972

Total loans	$123,086	$103,270

The amount of interest that would have been recorded on nonaccrual loans for the six months ended June 30, 2012 was approximately $3.6 million. Interest actually received on nonaccrual loans during the six months ended June 30, 2012 was $1.1 million.

Included in nonaccrual loans is $9.7 million in restructured commercial loans. Total troubled debt restructurings as of June 30, 2012 were $19.5 million and $18.1 million at December 31, 2011. Modified acquired impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The table below details the troubled debt restructurings (TDR) that occurred for the periods ended June 30, 2012 and 2011 by portfolio segment (dollar amounts in thousands). During these periods, no loan modified as a TDR defaulted within twelve months of its modification date. A reserve analysis is completed on all loans that have been determined to be troubled debt restructurings by management. All troubled debt restructurings are rated substandard and are considered impaired in calculating the allowance for loan losses.

	June 30, 2012			June 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Originated loans:
Commercial loans	22	$23,050	$18,349	17	$21,668	$17,288
Residential mortgage loans	3	1,169	1,169	3	1,342	1,318
Consumer loans	—	—	—	—	—	—

Total originated loans	25	$24,219	$19,518	20	$23,010	$18,606

Aquired loans:
Commercial loans	—	$—	$—	—	$—	$—
Residential mortgage loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total acquired loans	—	$—	$—	—	$—	$—

Covered loans:
Commercial loans	—	$—	$—	—	$—	$—
Residential mortgage loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total covered loans	—	$—	$—	—	$—	$—

Total loans:
Commercial loans	22	$23,050	$18,349	17	$21,668	$17,288
Residential mortgage loans	3	1,169	1,169	3	1,342	1,318
Consumer loans	—	—	—	—	—	—

Total loans	25	$24,219	$19,518	20	$23,010	$18,606

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following table presents impaired loans disaggregated by class at June 30, 2012 and December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012			(In thousands)
Originated loans:
With no related allowance recorded:
Commercial	$14,653	$27,849	$—	$11,985	$141
Residential mortgages	2,239	3,967	—	1,541	9
Direct consumer	—	—	—	—	—

	16,892	31,816	—	13,526	150
With an allowance recorded:
Commercial	39,397	48,665	8,076	36,450	385
Residential mortgages	9,389	11,530	1,916	6,382	47
Direct consumer	—	—	—	—	—

	48,786	60,195	9,992	42,832	432
Total:
Commercial	54,050	76,514	8,076	48,435	526
Residential mortgages	11,628	15,497	1,916	7,923	56
Direct consumer	—	—	—	—	—

Total originated loans	$65,678	$92,011	$9,992	$56,358	$582

Covered loans:
With no related allowance recorded:
Commercial	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Direct consumer	—	—	—	—	—

With an allowance recorded:
Commercial	5,781	13,182	—	16,409	—
Residential mortgages	393	481	—	718	—
Direct consumer	—	—	—	—	—

	6,174	13,663	—	17,127	—
Total:
Commercial	5,781	13,182	—	16,409	—
Residential mortgages	393	481	—	718	—
Direct consumer	—	—	—	—	—

Total covered loans	$6,174	$13,663	$—	$17,127	$—

Total loans:
With no related allowance recorded:
Commercial	14,653	27,849	—	11,985	141
Residential mortgages	2,239	3,967	—	1,541	9
Direct consumer	—	—	—	—	—

	16,892	31,816	—	13,526	150
With an allowance recorded:
Commercial	45,178	61,847	8,076	52,859	385
Residential mortgages	9,782	12,011	1,916	7,100	47
Direct consumer	—	—	—	—	—

	54,960	73,858	9,992	59,959	432
Total:
Commercial	59,831	89,696	8,076	64,844	526
Residential mortgages	12,021	15,978	1,916	8,641	56
Direct consumer	—	—	—	—	—

Total loans	$71,852	$105,674	$9,992	$73,485	$582

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2011	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial	$10,177	$24,935	$—	$13,992	$359
Residential mortgages	1,153	1,957	—	1,087	58
Direct consumer	—	—	—	—	—

	11,330	26,892	—	15,079	417
With an allowance recorded:
Commercial	28,034	33,168	6,988	31,959	254
Residential mortgages	4,090	5,360	551	5,007	7
Direct consumer	—	—	—	—	—

	32,124	38,528	7,539	36,966	261
Total:
Commercial	38,211	58,103	6,988	45,951	613
Residential mortgages	5,243	7,317	551	6,094	65
Direct consumer	—	—	—	—	—

Total originated loans	$43,454	$65,420	$7,539	$52,045	$678

Covered loans:
With no related allowance recorded:
Commercial	17,874	21,757	—	4,469	—
Residential mortgages	429	845	—	1,847	—
Direct consumer	—	—	—	—	—

	18,303	22,602	—	6,316	—
With an allowance recorded:
Commercial	335	335	9	27,765	—
Residential mortgages	208	228	19	52	—
Direct consumer

	543	563	28	27,817	—
Total:
Commercial	18,209	22,092	9	32,234	—
Residential mortgages	637	1,073	19	1,899	—
Direct consumer	—	—	—	—	—

Total covered loans	$18,846	$23,165	$28	$34,133	$—

Total loans:
With no related allowance recorded:
Commercial	28,051	46,692	—	18,461	359
Residential mortgages	1,582	2,802	—	2,934	58
Direct consumer	—	—	—	—	—

	29,633	49,494	—	21,395	417
With an allowance recorded:
Commercial	28,369	33,503	6,997	59,724	254
Residential mortgages	4,298	5,588	570	5,059	7
Direct consumer	—	—	—	—	—

	32,667	39,091	7,567	64,783	261
Total:
Commercial	56,420	80,195	6,997	78,185	613
Residential mortgages	5,880	8,390	570	7,993	65
Direct consumer	—	—	—	—	—

Total loans	$62,300	$88,585	$7,567	$86,178	$678

No acquired loans were evaluated individually for impairment at June 30, 2012 or December 31, 2011.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Covered and acquired loans with an accretable yield are considered to be current in the following delinquency table. Certain covered loans accounted for using the cost recovery method are disclosed according to their contractual payment status below. The following table presents the age analysis of past due loans at June 30, 2012 and December 31, 2011:

Age Analysis of Past Due Loans

As of June 30, 2012 and December 31, 2011

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days
	past due	past due	past due	past due	Current	Loans	and accruing
June 30, 2012	(In thousands)
Originated loans:
Commercial loans	$19,592	$10,580	$59,727	$89,899	$3,760,162	$3,850,061	$1,388
Residential mortgages loans	51	1,327	8,404	9,782	644,367	654,149	29
Consumer loans	3,538	2,625	5,248	11,411	1,295,237	1,306,648	26

Total	$23,181	$14,532	$73,379	$111,092	$5,699,766	$5,810,858	$1,443

Acquired loans:
Commercial loans	$8,880	$2,908	$10,218	$22,006	$3,820,073	$3,842,079	$—
Residential mortgages loans	1,860	2,656	4,750	9,266	588,933	598,199	—
Consumer loans	1,100	53	1,964	3,117	236,159	239,276	—

Total	$11,840	$5,617	$16,932	$34,389	$4,645,165	$4,679,554	$—

Covered loans:
Commercial loans	$—	$—	$5,781	$5,781	$190,594	$196,375	$—
Residential mortgages loans	—	—	393	393	266,970	267,363	—
Consumer loans	—	—	—	—	123,996	123,996	—

Total	$—	$—	$6,174	$6,174	$581,560	$587,734	$—

Total loans:
Commercial loans	$28,472	$13,488	$75,726	$117,686	$7,770,829	$7,888,515	$1,388
Residential mortgages loans	1,911	3,983	13,547	19,441	1,500,270	1,519,711	29
Consumer loans	4,638	2,678	7,212	14,528	1,655,392	1,669,920	26

Total	$35,021	$20,149	$96,485	$151,655	$10,926,491	$11,078,146	$1,443

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days
	past due	past due	past due	past due	Current	Loans	and accruing
December 31, 2011	(In thousands)
Originated loans:
Commercial loans	$23,996	$943	$58,867	$83,806	$3,242,166	$3,325,972	$3,821
Residential mortgages loans	17,884	4,364	25,400	47,648	439,499	487,147	994
Consumer loans	1,803	2,481	3,911	8,195	1,066,416	1,074,611	56

Total	$43,683	$7,788	$88,178	$139,649	$4,748,081	$4,887,730	$4,871

Acquired loans:
Commercial loans	$—	$—	$—	$—	$4,496,644	$4,496,644	$—
Residential mortgages loans	—	—	—	—	734,669	734,669	—
Consumer loans	1,698	430	2,126	4,254	382,286	386,540	1,009

Total	$1,698	$430	$2,126	$4,254	$5,613,599	$5,617,853	$1,009

Covered loans:
Commercial loans	$—	$—	$18,209	$18,209	$221,333	$239,542	$—
Residential mortgages loans	—	—	637	637	285,045	285,682	—
Consumer loans	—	—	—	—	146,219	146,219	—

Total	$—	$—	$18,846	$18,846	$652,597	$671,443	$—

Total loans:
Commercial loans	$23,996	$943	$77,076	$102,015	$7,960,143	$8,062,158	$3,821
Residential mortgages loans	17,884	4,364	26,037	48,285	1,459,213	1,507,498	994
Consumer loans	3,501	2,911	6,037	12,449	1,594,921	1,607,370	1,065

Total	$45,381	$8,218	$109,150	$162,749	$11,014,277	$11,177,026	$5,880

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following table presents the credit quality indicators of the Company’s various classes of loans at June 30, 2012 and December 31, 2011. December 31, 2011 commercial-originated and commercial-acquired, pass and substandard grades, were restated due to the correction of a misclassification. Commercial-originated pass was overstated with commercial-originated substandard understated by $91.6 million. Commercial-acquired pass was understated and commercial-acquired substandard was overstated by the same amount. Portfolio totals by risk grade were unchanged.

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	June 30, 2012				December 31, 2011
	Commercial - originated	Commercial - acquired	Commercial - covered	Total commercial	Commercial - originated	Commercial - acquired	Commercial - covered	Total commercial
	(In thousands)				(In thousands)
Grade:
Pass	$3,470,880	$3,477,638	$28,308	$6,976,826	$3,019,100	$3,974,463	$16,843	$7,010,406
Pass-Watch	105,563	69,714	24,093	199,370	76,393	60,042	13,606	150,041
Special Mention	40,604	52,448	7,167	100,219	35,155	125,852	9,368	170,375
Substandard	232,530	241,839	71,465	545,834	194,900	334,357	124,371	653,628
Doubtful	484	440	65,342	66,266	424	1,930	75,242	77,596
Loss	—	—	—	—	—	—	112	112

Total	$3,850,061	$3,842,079	$196,375	$7,888,515	$3,325,972	$4,496,644	$239,542	$8,062,158

Residential Mortgage Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	June 30, 2012				December 31, 2011
	Residential mortgages - originated	Residential mortgages - acquired	Residential mortgages - covered	Total residential mortgages	Residential mortgages - originated	Residential mortgages - acquired	Residential mortgages - covered	Total residential mortgages
	(In thousands)				(In thousands)
Grade:
Pass	$624,138	$551,326	$128,289	$1,303,753	$460,261	$673,751	$120,180	$1,254,192
Pass-Watch	4,896	4,246	14,865	24,007	7,499	1,773	18,133	27,405
Special Mention	793	6,463	1,799	9,055	542	9,686	3,286	13,514
Substandard	24,322	36,102	108,379	168,803	18,845	48,581	139,643	207,069
Doubtful	—	62	14,031	14,093	—	878	4,440	5,318
Loss	—	—	—	—	—	—	—	—

Total	$654,149	$598,199	$267,363	$1,519,711	$487,147	$734,669	$285,682	$1,507,498

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	June 30, 2012				December 31, 2011
	Consumer -	Consumer -	Consumer -	Total	Consumer -	Consumer -	Consumer -	Total
	originated	acquired	covered	Consumer	originated	acquired	covered	Consumer
	(In thousands)				(In thousands)
Performing	$1,300,455	$238,768	$123,996	$1,663,219	$1,070,756	$385,423	$146,219	$1,602,398
Nonperforming	6,193	508	—	6,701	3,855	1,117	—	4,972

Total	$1,306,648	$239,276	$123,996	$1,669,920	$1,074,611	$386,540	$146,219	$1,607,370

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Loan review uses a risk-focused continuous monitoring program that provides for an independent, objective and timely review of credit risk within the company.

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

•	Substandard - These credits constitute an unacceptable risk to the bank. They have recognized credit weaknesses that jeopardize the repayment of the debt. Repayment sources are marginal or unclear.

•	Doubtful - A Doubtful credit has all of the weaknesses inherent in one classified “Substandard” with the added characteristic that weaknesses make collection in full highly questionable or improbable.

•	Loss - Credits classified as Loss are considered uncollectable and are charged off promptly once so classified.

Consumer:

•	Performing – Loans on which payments of principal and interest are less than 90 days past due.

•

Non-performing – A non-performing loan is a loan that is in default or close to being in default and there are good reasons to doubt that payments will be made in full. All loans rated as non-accrual are also non-performing.

The Company held $44.9 million and $72.4 million, respectively, in loans held for sale at June 30, 2012 and December 31, 2011. Of the $44.9 million, $5.5 million are problem commercial loans held for sale. The remainder of $39.4 million represents mortgage loans originated for sale, which are carried at the lower of cost or estimated fair value. Residential mortgage loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Changes in the carrying amount of acquired impaired loans and accretable yield are presented in the following table:

	June 30, 2012				December 31, 2011
	Covered		Non-covered		Covered		Non-covered
	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
(In thousands)
Balance at beginning of period	$671,443	$153,137	$339,452	$130,691	$809,459	$107,638	$—	$—
Additions	—	—	—	—	—	—	535,489	132,136
Payments received, net	(107,745)	—	(113,951)	—	(193,432)	—	(206,306)	—
Accretion	24,036	(24,036)	26,448	(26,448)	55,416	(55,416)	10,269	(22,719)
Decrease in expected cash flows based on actual cash flow and changes in cash flow assumptions	—	(6,108)	—	(118)	—	(18,930)	—	(26,630)
Net transfers from (to) nonaccretable difference to accretable yield	—	7,024	—	56,964	—	119,845	—	47,904

Balance at end of period	$587,734	$130,017	$251,949	$161,089	$671,443	$153,137	$339,452	$130,691

5. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to our variable rate borrowing. The Company has also entered into interest rate derivative agreements as a service provided to certain qualifying customers. The Company manages a matched book with respect to its customer derivatives in order to minimize its net risk exposure resulting from such agreements.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

Fair Values of Derivative Instruments on the Balance Sheet

The Company is making an accounting policy election to use the exception in Accounting Standards Codicfication (ASC) 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in ASC 820-10-35-18G. The table below presents the fair value (in thousands) of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2012 and December 31, 2011.

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	As of June 30, 2012		As of December 31, 2011		As of June 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Other assets	$—	Other assets	$—	Other liabilities	$391	Other liabilities	$107

Total derivatives designated as hedging instruments		$—		$—		$391		$107

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$18,833	Other assets	$14,952	Other liabilities	$19,489	Other liabilities	$15,536

Total derivatives not designated as hedging instruments		$18,833		$14,952		$19,489		$15,536

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of June 30, 2012, the Company had one interest rate swap with an aggregate notional amount of $140.0 million that was designated as a cash flow hedge of the Company’s forecasted variable cash flows beginning in June 2012 under a variable-rate term loan agreement.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on AOCI was insignificant during 2011, and the impact of reclassifications on earnings during 2012 is expected to also be insignificant. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three or six months ended June 30, 2012. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $0.4 million will be reclassified as a decrease to interest expense.

Derivatives Not Designated as Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives, primarily rate swaps, with commercial banking customers to facilitate their risk management strategies. The Company simultaneously enters into offsetting agreements with unrelated financial institutions, thereby minimizing its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of June 30, 2012, the Company had entered into interest rate derivatives, including both customer and offsetting agreements, with an aggregate notional amount of $720.1 million related to this program.

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the three and six months ended June 30, 2012 and 2011.

Credit-risk-related Contingent Features

Certain of the Banks’ derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Banks’ credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of a Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of June 30, 2012, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $16.6 million, for which the Banks had posted collateral of $15.9 million.

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

Following is a summary of the information used in the computation of earnings per common share using the two-class method (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Numerator:

Net income to common shareholders	$39,304	$12,088	$57,799	$27,416

Net income allocated to participating securities - basic and diluted	294	77	587	151

Net income allocated to common shareholders - basic and diluted	$39,010	$12,011	$57,212	$27,265

Denominator:
Weighted-average common shares - basic	84,751	54,890	84,742	46,160
Dilutive potential common shares	749	145	725	150

Weighted average common shares - diluted	85,500	55,035	85,467	46,310

Earnings per common share:
Basic	$0.46	$0.22	$0.68	$0.59
Diluted	$0.46	$0.22	$0.67	$0.59

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

7. Share-Based Payment Arrangements (continued)

A summary of option activity for the six months ended June 30, 2012 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price ($)	(Years)	Value ($000)
Outstanding at January 1, 2012	1,686,907	$41.05
Granted	152,140	29.73
Exercised	(30,489)	20.94
Forfeited or expired	(145,632)	60.05

Outstanding at June 30, 2012	1,662,926	$38.72	5.6	$774

Exercisable at June 30, 2012	1,009,601	$42.66	3.6	$570

152,140 stock options were granted on May 24, 2012 with a fair value on the grant date of $8.43 per share. The fair value of each option award was estimated as of the grant date using the Black-Scholes-Merton option-pricing model.

The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $0.4 million and $0.1 million, respectively.

A summary of the status of the Company’s nonvested restricted share awards as of June 30, 2012, and changes during the six months ended June 30, 2012, is presented below. These restricted shares are subject to service requirements.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value ($)
Nonvested at January 1, 2012	1,460,776	$25.66
Granted	536,252	23.52
Vested	(25,415)	41.49
Forfeited	(32,193)	31.71

Nonvested at June 30, 2012	1,939,420	$24.77

Hancock also makes annual grants of performance stock to key members of executive and senior management. On January 26, 2012, Hancock granted a target award of 14,858 performance shares and on May 24, 2012, Hancock granted a target award of 12,939 performance shares with a fair value on the grant date of $36.16 per share. The number of 2012 performance shares that ultimately vest at the end of the three-year required service period will be based on the relative rank of Hancock’s three-year total shareholder return (TSR) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of this award at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

7. Share-Based Payment Arrangements (continued)

As of June 30, 2012, there was $34.2 million of total unrecognized compensation expense related to nonvested restricted shares and performance shares. This compensation is expected to be recognized in expense over a weighted-average period of 3.5 years. The total fair value of restricted shares which vested during the six months ended June 30, 2012 and 2011 was $0.8 million and $2.2 million, respectively.

8. Retirement Plans

The Company has a defined benefit pension plans covering legacy Hancock employees as well as plans covering certain legacy Whitney employees. The Whitney plans have been closed to new participants since 2008, and benefit accruals have been frozen for participants who did not meet certain vesting, age and years of service criteria as of December 31, 2008. The Company also sponsors defined benefit postretirement plans for both legacy Hancock and legacy Whitney employees that provide health care and life insurance benefits. Benefits under the Whitney plan are restricted to retirees who were already receiving benefits at the time of plan amendments in 2007 or active participants who were eligible to receive benefits as of December 31, 2007. The Company is in the process of reviewing all retirement benefit plans to determine appropriate changes needed to transition legacy Whitney employees into the Company’s benefit plans.

The following tables show the components of net periodic benefits cost included in expense for both the Hancock and Whitney Plans for the three-month and six-month periods of 2012 and 2011. The Whitney plans reflect amounts from the date of the merger in June 2011.

Hancock Plans

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$1,703	$1,172	$48	$35
Interest cost	1,484	1,363	209	152
Expected return on plan assets	(2,101)	(1,373)	—	—
Amortization of prior service cost	—	—	(14)	(13)
Amortization of net loss	1,220	586	177	134
Amortization of transition obligation	—	—	1	2

Net periodic benefit cost	$2,306	$1,748	$421	$310

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

8. Retirement Plans (continued)

			Other
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$3,406	$2,344	$96	$69
Interest cost	2,967	2,726	418	305
Expected return on plan assets	(4,201)	(2,745)	—	—
Amortization of prior service cost	—	—	(28)	(27)
Amortization of net loss	2,440	1,172	354	269
Amortization of transition obligation	—	—	3	3

Net periodic benefit cost	$4,612	$3,497	$843	$619

Whitney Plans

	Pension Benefits				Other Post-
	Qualified		Nonqualified		retirement Benefits
	Three Months Ended June 30
	2012	2011	2012	2011	2012	2011
	(In thousands)
Service cost	$1,532	$536	$12	$4	$—	$—
Interest cost	2,646	952	172	62	152	69
Expected return on plan assets	(4,249)	(1,375)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss	412	—	14	—	—	—
Amortization of transition obligation	—	—	—	—	—	—

Net periodic benefit cost	$341	$113	$198	$66	$152	$69

	Pension Benefits				Other Post-
	Qualified		Nonqualified		retirement Benefits
	Six Months Ended June 30
	2012	2011	2012	2011	2012	2011
	(In thousands)
Service cost	$3,064	$536	$24	$4	$—	$—
Interest cost	5,292	952	344	62	304	69
Expected return on plan assets	(8,498)	(1,375)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss	823	—	28	—	—	—
Amortization of transition obligation	—	—	—	—	—	—

Net periodic benefit cost	$681	$113	$396	$66	$304	$69

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

8. Retirement Plans (continued)

The Company contributed approximately $18 million to its pension plans for the first six months in 2012 and anticipates making a total contribution of $26 million for all of 2012. The Company contributed approximately $0.5 million to its post-retirement plans for the first six months in 2012. For the entire year, the Company anticipates a total contribution of $1.6 million in 2012.

9. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Income from bank owned life insurance	$2,787	$1,842	$5,678	$3,163
Safety deposit box income	488	285	1,022	536
Credit related fees	1,596	966	3,585	1,312
Income from derivatives	728	(6)	1,636	(6)
Gain on sale of assets	837	11	918	608
Other miscellaneous	1,105	1,493	3,492	2,392

Total other noninterest income	$7,541	$4,591	$16,331	$8,005

10. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(In thousands)	(In thousands)		(In thousands)
Insurance expense	$1,624	$652	$3,221	$1,154
Ad valorem and franchise taxes	2,216	1,558	4,423	2,594
Printing and supplies	2,203	1,512	4,674	2,085
Public relations and contributions	1,583	842	3,762	1,224
Travel expense	1,598	678	3,182	1,065
Other real estate owned expense, net	4,607	1,860	7,040	3,301
Tax credit investment amortization	1,512	215	3,025	215
Other miscellaneous	4,240	3,479	14,823	6,637

Total other noninterest expense	$19,583	$10,796	$44,150	$18,275

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

10. Other Noninterest Expense (continued)

Other noninterest expense includes costs associated with the Whitney acquisition and the integration of Whitney’s operations into Hancock totaling $1.1 million for the second quarter of 2012 and $7.0 million for the first six months of 2012. Such costs totaled approximately $0.5 million for both the quarterly and year-to-date periods in 2011.

Total merger-related costs included in noninterest expense were $11.9 million for the second quarter and $45.8 million for the first six months of 2012, compared to $22.2 million and $23.8 million, respectively, in the second quarter and first six months of 2011.

11. Segment Reporting

The Company’s reportable operating segments consist of the Hancock segment, which coincides with the Company’s Hancock Bank subsidiary, and the Whitney segment, which coincides with its Whitney Bank subsidiary. Each of the bank segments offers commercial, consumer and mortgage loans and deposit services as well as certain other services, such as trust and treasury management services. Although the bank segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. On June 4, 2011, the Company completed its acquisition of Whitney Holding Corporation, the parent of Whitney National Bank. Whitney National Bank was merged into Hancock Bank of Louisiana and the combined entity was renamed Whitney Bank. Prior to the merger the segment now called Whitney Bank was comprised generally of Hancock Bank Louisiana. On March 15, 2012 Whitney Bank transferred the assets and liabilities of its operations in Florida, Alabama and Mississippi to Hancock Bank. In the following tables, the “Other” column includes activities of other consolidated subsidiaries which do not constitute reportable segments under the quantitative and aggregation accounting guidelines. These subsidiaries provide investment services, insurance agency services, insurance underwriting and various other services to third parties.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

11. Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Three Months Ended June 30, 2012
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$74,725	$111,110	$4,978	$(324)	$190,489
Interest expense	(5,645)	(6,400)	(1,194)	209	$(13,030)

Net interest income	69,080	104,710	3,784	(115)	177,459

Provision for loan losses	(4,664)	(2,702)	(659)	—	(8,025)
Noninterest income	20,622	32,493	10,438	(1)	63,552
Depreciation and amortization	(3,767)	(4,430)	(270)	—	(8,467)
Other noninterest expense	(63,096)	(96,784)	(11,626)	1	(171,505)
Securities transactions	—	—	—	—	—

Income before income taxes	18,175	33,287	1,667	(115)	53,014
Income tax expense	5,840	7,293	577	—	13,710

Net income	$12,335	$25,994	$1,090	$(115)	$39,304

Goodwill	$94,130	$530,265	$4,482	$—	$628,877

Total assets	$6,448,429	$12,426,207	$2,709,431	$(2,805,360)	$18,778,707

Total interest income from affiliates	$884	$—	$—	$(884)	$—

Total interest income from external customers	$73,841	$104,318	$11,770	$560	$190,489

	Three Months Ended June 30, 2011
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$47,371	$62,731	$4,684	$691	$115,477
Interest expense	(8,422)	(5,872)	(1,318)	(806)	(16,418)

Net interest income	38,949	56,859	3,366	(115)	99,059

Provision for loan losses	(3,388)	(5,030)	(726)	—	(9,144)
Noninterest income	26,255	18,192	2,280	(11)	46,716
Depreciation and amortization	(2,162)	(1,848)	(148)	—	(4,158)
Other noninterest expense	(44,984)	(68,155)	(4,096)	27	(117,208)
Securitites transactions	—	20	(56)	—	(36)

Income before income taxes	14,670	38	620	(99)	15,229
Income tax expense	3,184	(263)	220	—	3,141

Net income	$11,486	$301	$400	$(99)	$12,088

Goodwill	$23,386	$601,820	$4,482	$—	$629,688

Total assets	$5,810,757	$14,419,232	$2,770,204	$(3,242,648)	$19,757,545

Total interest income from affiliates	$866	$197	$—	$(1,063)	$—

Total interest income from external customers	$46,505	$62,534	$4,684	$1,754	$115,477

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

11. Segment Reporting (continued)

	Six Months Ended June 30, 2012
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$127,968	$244,859	$9,978	$(600)	$382,205
Interest expense	(12,185)	(14,246)	(2,397)	370	(28,458)

Net interest income	115,783	230,613	7,581	(230)	353,747

Provision for loan losses	(2,499)	(16,343)	802	—	(18,040)
Noninterest income	39,438	66,184	19,427	(3)	125,046
Depreciation and amortization	(7,054)	(9,615)	(493)	—	(17,162)
Other noninterest expense	(114,974)	(230,897)	(22,405)	3	(368,273)
Securities transactions	4	1	7	—	12

Net income before income taxes	30,698	39,943	4,919	(230)	75,330
Income tax expense	6,375	8,808	2,348	—	17,531

Net income	$24,323	$31,135	$2,571	$(230)	$57,799

Goodwill	$94,130	$530,265	$4,482	$—	$628,877

Total assets	$6,448,429	$12,426,207	$2,709,431	$(2,805,360)	$18,778,707

Total interest income from affiliates	$1,792	$—	$—	$(1,792)	$—

Total interest income from external customers	$126,176	$238,067	$16,770	$1,192	$382,205

	Six Months Ended June 30, 2011
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$95,001	$93,858	$9,633	$(482)	$198,010
Interest expense	(20,042)	(10,069)	(2,328)	252	(32,187)

Net interest income	74,959	83,789	7,305	(230)	165,823

Provision for loan losses	(10,964)	(5,702)	(1,300)	—	(17,966)
Noninterest income	44,081	27,887	8,950	(19)	80,899
Depreciation and amortization	(4,508)	(2,490)	(355)	—	(7,353)
Other noninterest expense	(84,786)	(90,111)	(12,185)	50	(187,032)
Securities transactions	(51)	20	(56)	—	(87)

Net income before income taxes	18,731	13,393	2,359	(199)	34,284
Income tax expense	2,570	3,452	846	—	6,868

Net income	$16,161	$9,941	$1,513	$(199)	$27,416

Goodwill	$23,386	$601,820	$4,482	$—	$629,688

Total assets	$5,810,757	$14,419,232	$2,770,204	$(3,242,648)	$19,757,545

Total interest income from affiliates	$2,032	$204	$—	$(2,236)	$—

Total interest income from external customers	$92,969	$93,654	$9,633	$1,754	$198,010

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

13. Whitney Acquisition (continued)

The Whitney transaction was accounted for using the purchase method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired, excluding goodwill, totaled $11.2 billion, including $6.5 billion in loans, $2.6 billion of investment securities, and $224 million of identifiable intangible assets. Liabilities assumed were $10.1 billion, including $9.2 billion of deposits. Goodwill of $589 million was calculated as the excess of the consideration exchanged over the net identifiable assets acquired. In the third quarter, goodwill was reduced $22.2 million for deferred tax purchase accounting adjustments.

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

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2011	June 30, 2011
Total revenues, net of interest expense	$197	$463
Net income	20	36

See the Company’s 2011 Annual Report on Form 10-K for additional information.

14. Subsequent Event

On June 18, 2012, Hancock Holding Company’ subsidiary Whitney Bank launched a tender offer for a portion of its $150 million of 5.875% subordinated debt due 2017. At completion of the tender period July 16, 2012, $52.0 million of the principal amount was tendered and accepted. Whitney Bank paid a premium of 9.625% over the face amount of the notes to repurchase the debt. That premium of $5.2 million will appear as other expense in Hancock’s financial statements for the third quarter of 2012.

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

OVERVIEW

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

Recent Economic and Industry Developments

Recent reports from the Federal Reserve point to a modest expansion of economic activity throughout most of Hancock’s market area, but they also recognize significant risks to maintaining this level of activity or attaining an increased level of sustainable economic growth. Manufacturing continued to grow overall, although the current performance and near-term prospects varied among the different sectors. Activity at energy-related businesses, which are concentrated mainly in Hancock’s south Louisiana and Houston, Texas market areas, remained generally strong. Tourism and convention activity, which is important to several of the Company’s market areas, also remained strong with a positive near-term outlook. Retail sales activity improved, but buying behavior suggests consumers remain conservative in managing their personal finances. Strong auto demand was supported by dealer incentives, low-cost financing options and healthy trade-in values.

The real estate market for both residential and commercial properties has shown some recent improvement. Home sales have recently registered modest year-over-year growth and prices are stabilizing and trending higher for some markets and product categories. New home construction activity has shown some improvement. These are encouraging signs of a modest recovery in the housing market, albeit from a low and, in some markets, severely depressed level of sales and prices. The sustainability of a housing market recovery will be sensitive to the continued availability of attractive financing rates, the ability of prospective homeowners to meet underwriting standards, the rate of foreclosed properties entering the market and consumer expectations about future economic conditions, among other factors. The commercial real estate market saw solid growth in occupancy and increased rental rates in the apartment sector, with smaller improvements noted in the leasing of office and industrial properties and a mixed performance in the retail sector. Commercial real estate construction activity has been generally stable, supported by demand for new multi-family complexes. Growth in commercial construction will depend in large part on further improvement in overall economic activity and increased confidence that these improvements can be sustained.

Employment growth was generally positive across Hancock’s market area, but at a very subdued rate, and employers remain very cautious in hiring. The unemployment rate in Hancock’s Louisiana, Texas and Alabama markets has generally tracked lower than the national level, while our Mississippi and Florida markets are tracking somewhat higher.

The recovery of the overall U.S. economy continues, but the rate of growth is slow and erratic. Confidence in the prospect of a higher rate of sustained growth remains fragile for businesses and consumers alike, with uncertainty about the health of the international economy, the impact of ongoing European debt issues, and the implications of a changing U.S. political landscape for future economic policies and regulations, among other matters. The Federal Reserve has responded to the slow and tenuous recovery from the deep recession by taking steps to hold interest rates at unprecedented low levels and has expressed its intent to maintain rates at these levels through 2013.

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

Highlights of Second Quarter 2012 Financial Results

Net income for the second quarter of 2012 was $39.3 million, or $.46 per diluted common share, compared to $18.5 million, or $.21 in the first quarter of 2012. Net income was $12.1 million, or $.22, in the second quarter of 2011. Pre-tax earnings for the second and first quarters of 2012 included merger-related costs of $11.9 million and $33.9 million, respectively. Pre-tax merger costs for the second quarter of 2011 totaled $22.2 million.

Operating income for the second quarter of 2012 was $47.0 million or $.55 per diluted common share, compared to $40.5 million, or $.47 per diluted share in the first quarter of 2012. Operating income was $26.6 million, or $.48 per diluted share, in the second quarter of 2011. Operating income is defined as net income excluding tax-effected merger costs and securities transactions gains or losses. The Selected Financial Data below includes a reconciliation of net income to operating income.

Hancock’s return on average assets, excluding merger-related expenses and securities transactions, was 1.00% for the second quarter of 2012, compared to 0.85% in the first quarter of 2012, and 0.92% in the second quarter a year ago.

Total assets at June 30, 2012, were $18.8 billion, compared to $19.3 billion at March 31, 2012 and $19.8 billion at June 30, 2011. Average total assets for the second quarter of 2012 were $19.0 billion compared to $19.2 billion in the first quarter of 2012. All periods reflect the $11.7 billion in assets acquired in the Whitney merger.

Hancock remains well capitalized, and improved its tangible common equity ratio to 8.72% at June 30, 2012, up from 8.27% at March 31, 2012.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (taxable equivalent or TE) for the second quarter increased $1.1 million, or less than 1%, from the first quarter of 2012. Average earning assets declined 0.5% between these periods, while the net interest margin (TE) widened by 5 basis points (bps) to 4.48% in the second quarter of 2012 Net interest income for the current quarter increased $78.4 million, or 77%, from 2011’s second quarter. Earning assets increased 63% on average between these periods due mainly to the Whitney acquisition, and the net interest margin (TE) was up 37 bps. The following discussion will focus on linked-quarter comparisons between the second and first quarters of 2012, both of which include Whitney’s operations for the entire period.

The overall yield on earning assets was basically stable, down only one basis point from the first quarter of 2012. Loan yields were stable at 6.04% and were supported by an increase in loan discount accretion on the acquired portfolio in the current period. The yield on the investment portfolio declined 9 bps compared to the first quarter of 2012, driven largely by lower reinvestment yields. The overall mix of average earning assets improved moderately in the second quarter of 2012, as the proportion of loans was stable at approximately 69% and the proportion of short-term liquidity investments declined.

The overall cost of funding earning assets was down 6 bps to 0.32% in the second quarter of 2012 compared to the first quarter of 2012. Noninterest bearing deposits averaged 31.9% of earning assets in the current quarter, compared to 33.0% in the prior quarter. The overall rate paid on interest-bearing deposits was down 9 bps to 0.32% in the second quarter of 2012, reflecting mainly the impact of the sustained low rate environment on the re-pricing of time deposits. During the second quarter, approximately $745 million of time deposits matured at an average rate of 1.09%, of which approximately 70% renewed at an average cost of 0.48%. The opportunity to re-price time deposits at significantly lower rates over the near term has largely been eliminated.

The following table details the components of our net interest spread and net interest margin.

	Three Months Ended
	June 30, 2012			March 31, 2012			June 30, 2011
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$108,777	$7,946,781	5.50%	$112,509	$8,017,691	5.64%	$60,125	$4,564,701	5.28%
Mortgage loans	28,709	1,548,803	7.41%	26,422	1,549,131	6.82%	14,839	864,768	6.87%
Consumer loans	28,372	1,644,532	6.92%	28,562	1,626,052	7.05%	21,628	1,249,168	6.94%
Loan fees & late charges	1,548	—	0.00%	799	—	0.00%	234	—	0.00%

Total loans (TE)	167,406	11,140,116	6.04%	168,292	11,192,874	6.04%	96,826	6,678,637	5.81%

US treasury securities	2	150	4.66%	2	150	4.67%	13	10,802	0.47%
US agency securities	736	141,999	2.07%	1,262	219,287	2.30%	1,468	315,300	1.86%
CMOs	7,983	1,578,438	2.02%	6,783	1,361,132	1.99%	3,276	398,863	3.29%
Mortgage backed securities	13,921	2,296,126	2.43%	14,406	2,321,703	2.48%	13,233	1,251,563	4.23%
Municipals (TE)	2,741	266,661	4.11%	3,267	284,113	4.60%	2,728	211,301	5.16%
Other securities	65	9,312	2.79%	126	8,098	6.21%	275	36,836	2.99%

Total securities (TE) (a)	25,448	4,292,686	2.37%	25,846	4,194,483	2.46%	20,993	2,224,665	3.77%

Total short-term investments	469	733,489	0.26%	527	852,843	0.25%	516	1,028,067	0.20%

Average earning assets yield (TE)	$193,323	$16,166,291	4.80%	$194,665	$16,240,200	4.81%	$118,335	$9,931,369	4.77%

Interest bearing liabilities
Interest bearing transaction deposits	$1,764	$5,881,673	0.12%	$2,181	$5,625,963	0.16%	$1,531	$3,080,497	0.20%
Time deposits	5,018	2,604,387	0.77%	6,889	2,795,935	0.99%	10,631	2,615,876	1.63%
Public funds	1,090	1,517,743	0.29%	1,192	1,531,110	0.31%	1,409	1,283,183	0.44%

Total interest bearing deposits	7,872	10,003,803	0.32%	10,262	9,953,008	0.41%	13,571	6,979,556	0.78%

Total borrowings	5,158	1,212,692	1.71%	5,165	1,237,849	1.68%	2,847	761,438	1.50%

Total interest bearing liability cost	$13,030	$11,216,495	0.47%	$15,427	$11,190,857	0.55%	$16,418	$7,740,994	0.85%

Net interest-free funding sources		4,949,796			5,049,343			2,190,375

Total Cost of Funds	$13,030	$16,166,291	0.32%	$15,427	$16,240,200	0.38%	$16,418	$9,931,369	0.66%

Net Interest Spread (TE)	$180,293		4.33%	$179,238		4.26%	$101,917		3.92%

Net Interest Margin (TE)	$180,293	$16,166,291	4.48%	$179,238	$16,240,200	4.43%	$101,917	$9,931,369	4.11%

(a)	Average securities does not include unrealized holding gains/losses on available for sale securities.

	Six Months Ended
	June 30, 2012			June 30, 2011
(dollars in thousands)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (TE)	$221,285	$7,982,217	5.57%	$100,393	$3,836,050	5.27%
Mortgage loans	55,132	1,548,945	7.12%	25,663	759,543	6.76%
Consumer loans	56,934	1,635,334	6.98%	40,802	1,192,547	6.90%
Loan fees & late charges	2,347	—	0.00%	174	—	0.00%

Total loans (TE)	335,698	11,166,496	6.04%	167,032	5,788,140	5.81%

US treasury securities	3	150	4.67%	25	10,800	0.47%
US agency securities	1,998	180,643	2.21%	2,238	244,104	1.83%
CMOs	14,766	1,469,785	2.01%	6,294	375,175	3.36%
Mortgage backed securities	28,327	2,308,915	2.45%	21,406	984,159	4.35%
Municipals (TE)	6,009	275,387	4.36%	5,407	195,192	5.54%
Other securities	191	8,705	4.38%	523	27,493	3.81%

Total securities (TE) (a)	51,294	4,243,585	2.42%	35,893	1,836,923	3.91%

Total short-term investments	996	793,166	0.25%	815	886,203	0.19%

Average earning assets yield (TE)	$387,988	$16,203,247	4.80%	$203,740	$8,511,266	4.81%

Interest bearing liabilities
Interest bearing transaction deposits	$3,946	$5,753,817	0.14%	$3,126	$2,558,005	0.25%
Time deposits	11,906	2,700,161	0.88%	21,451	2,483,957	1.74%
Public funds	2,283	1,524,426	0.30%	3,001	1,255,606	0.48%

Total interest bearing deposits	18,135	9,978,404	0.36%	27,578	6,297,568	0.88%

Total borrowings	10,323	1,225,271	1.69%	4,608	631,952	1.47%

Total interest bearing liability cost	$28,458	$11,203,675	0.51%	$32,187	$6,929,520	0.94%

Net interest-free funding sources		4,999,572			1,581,746

Total Cost of Funds	$28,458	$16,203,247	0.35%	$32,187	$8,511,266	0.76%

Net Interest Spread (TE)	$359,530		4.30%	$171,553		3.87%

Net Interest Margin (TE)	$359,530	$16,203,247	4.45%	$171,553	$8,511,266	4.05%

(a)	Average securities does not include unrealized holding gains/losses on available for sale securities.

Provision for Loan Losses

During the second quarter of 2012, the Company recorded a $5.1 million increase in the allowance for loan losses related to impairment of certain pools of covered loans, with a related increase of $4.1 million in the FDIC loss share indemnification asset. The net impact on provision expense was $1.0 million.

Hancock recorded a total provision for loan losses for the second quarter of 2012 of $8.0 million, down from $10.0 million in the first quarter of 2012. The provision in the second quarter of 2012 included $1.0 million, net, related to the portfolio that is covered under FDIC loss-sharing agreements, compared to $1.6 million for the first quarter of 2012. The provision for non-covered loans declined to $7.0 million in the second quarter of 2012 compared to $8.4 million in the first quarter of 2012. The provision totaled $9.1 million in the second quarter of 2011.

The section below on the “Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loans losses and general credit quality. Certain differences in the determination of the allowance for loan losses for acquired loans, which includes loans acquired in the Whitney merger and all Peoples First covered loans, and originated loans are described in Note 4 to the consolidated financial statements.

Noninterest Income

Noninterest income totaled $63.6 million for the second quarter of 2012, up $2.1 million, or 3%, from $61.5 million in the first quarter of 2012. Compared to the same quarter a year ago, noninterest income was up $16.9 million mainly due to the impact of the Whitney acquisition in June 2011. The following discussion will focus on linked-quarter comparisons between the second quarter of 2012 and the first quarter of 2012, both of which include Whitney’s operations for the entire period.

As disclosed in the annual report on Form 10-K, the Dodd-Frank Act that was signed into law in July 2010 represents a significant overhaul of many aspects of the regulation of the financial services industry and includes provisions that have had or likely will have an impact on the nature and pricing of services offered by the Banks and other financial services industry participants.

Service charges on deposits totaled $20.9 million for the second quarter of 2012, up $4.6 million, or 28% from the first quarter of 2012. In conjunction with the core systems integration March 2012, the Company began offering new and standardized products and services across its footprint. These product changes accounted for the majority of the increase in service charge revenue.

Trust fees totaled $8.0 million for the second quarter of 2012, down from $8.7 million in the first quarter of 2012. As noted last quarter, a one-time event associated with the trust systems conversion at year-end 2011 increased first quarter results. Excluding the impact of that event, trust fees were up slightly compared to the first quarter of 2012.

Insurance fees were $4.6 million for the second quarter, up $1.1 million from the first quarter of 2012. The increase reflected mainly the timing of annual policy renewals. Fees from secondary mortgage operations were $3.0 million for the second quarter, down $1.0 million from the first quarter of 2012. The decrease reflects a lower volume of mortgages being sold into the secondary market due, in part, to some increased emphasis on originations to be held in the loan portfolio.

Management expects the overall level of fee income to decline in the third quarter of 2012 reflecting, in part, the impact on Hancock Bank of the restrictions on debit card interchange rates that arose from the implementation of the Durbin amendment to the Dodd-Frank Act. The Durbin restrictions began impacting Hancock Bank on July 1, 2012, and are expected to result in a loss of fee income of approximately $2.5 million per quarter. The restrictions had begun impacting Whitney Bank in October 2011.

The components of noninterest income for the three-month periods ended June 30, 2012, March 31, 2012 and June 30, 2011 and for the six-month periods ended June 30, 2012 and 2011 are presented in the following table:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
(In thousands)
Service charges on deposit accounts	$20,907	$16,274	$12,343	$37,181	$21,887
Bank card fees	8,075	8,464	5,968	16,539	9,478
Trust fees	7,983	8,738	5,301	16,721	9,292
Insurance commissions and fees	4,581	3,477	4,629	8,058	7,878
Investment and annuity fees	4,607	4,415	3,267	9,022	6,400
ATM fees	4,843	4,334	3,290	9,177	6,021
Secondary mortgage market operations	3,015	4,002	1,877	7,017	3,444
Accretion of indemnification asset	2,000	3,000	5,450	5,000	8,494
Income from bank owned life insurance	2,787	2,891	1,842	5,678	3,163
Safety deposit box income	488	534	285	1,022	536
Credit related fees	1,596	1,989	966	3,585	1,312
Income from derivatives	728	908	(6)	1,636	(6)
Gain on sale of assets	134	81	11	204	608
Other miscellaneous	1,808	2,387	1,493	4,206	2,392
Securities transactions gain/(loss), net	—	12	(36)	12	(87)

Total noninterest income	$63,552	$61,506	$46,680	$125,058	$80,812

Noninterest Expense

Total noninterest expense for the second quarter of 2012 was down $25.5 million from the first quarter of 2012. Excluding merger-related expenses totaling $11.9 million in the current period and $33.9 million in the first quarter of 2012, noninterest expense decreased $3.5 million, or 2%, between these periods. Compared to the second quarter of 2011, noninterest expense, excluding merger-related costs, was up $68.9 million, reflecting mainly the Whitney acquisition in June 2011. The following discussion will exclude merger-related expenses and will focus on linked-quarter comparisons between the second quarter of 2012 and the first quarter of 2012, both of which include Whitney’s operations for the entire period.

Total personnel expense was $89.3 million in the second quarter of 2012, a $2.5 million decrease from the first quarter of 2012. The decrease reflects the reduction in payroll taxes from the normal higher level at the beginning of the year and the reduction in force associated with the core systems conversion and branch consolidations in mid-March. These declines were partly offset by the Company’s annual merit increase and recent strategic hires.

Net occupancy expense was down $0.8 million due mainly to branch consolidations near the end of the first quarter.

Advertising expense increased $1.6 million compared to the first quarter. The Company resumed normal advertising and marketing efforts during the second quarter of 2012, after focusing in the first quarter on customer communications essential to the successful conversion of Whitney’s core data processing systems and certain customer applications.

The following table presents the components of noninterest expense for the three-month periods ended June 30, 2012, March 31, 2012 and June 30, 2011 and for the six-month periods ended June 30, 2012 and 2011.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June, 30
	2012	2012	2011	2012	2011
(In thousands)
Compensation expense	$71,581	$72,569	$42,962	$144,150	$72,370
Employee benefits	17,749	19,302	10,550	37,051	18,966

Salaries and employee benefits	89,330	91,871	53,512	181,201	91,336

Net occupancy expense	13,604	14,401	8,704	28,005	14,615
Equipment expense	5,924	5,877	3,599	11,801	6,408
Data processing expense	12,389	13,152	7,101	25,541	12,190
Professional services expense	7,781	8,562	5,647	16,343	9,498
Telecommunications and postage	5,604	5,776	3,534	11,380	6,289
Advertising	3,120	1,540	1,900	4,660	3,914
Deposit insurance and regulatory fees	3,903	3,392	3,232	7,295	6,338
Amortization of intangibles	7,922	8,304	1,621	16,226	2,235
Insurance expense	1,624	1,597	652	3,221	1,154
Ad valorem and franchise taxes	2,216	2,207	1,558	4,423	2,594
Printing and supplies	1,978	1,770	1,113	3,748	1,685
Public relations and contributions	1,520	1,619	815	3,139	1,195
Travel expense	1,295	1,116	640	2,411	1,025
Other real estate owned expense, net	2,991	2,433	1,860	5,424	3,301
Tax credit investment amortization	1,512	1,513	215	3,025	215
Merger-related expenses	11,913	33,913	22,220	45,826	23,808
Other miscellaneous expense	5,346	6,420	3,443	11,766	6,585

Total noninterest expense	$179,972	$205,463	$121,366	$385,435	$194,385

Noninterest expense, excluding merger-related	$168,059	171,550	$99,146	339,609	170,577

The components of merger-related expenses for the five periods follow:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June, 30
	2012	2012	2011	2012	2011
(In thousands)
Salaries and employee benefits	$795	$3,456	$4,024	$4,251	$4,035
Net occupancy expense	180	241	56	421	56
Equipment expense	820	1,213	62	2,033	107
Data processing expense	1,938	1,039	5	2,977	61
Professional services expense	6,877	16,540	17,239	23,417	18,648
Telecommunications and postage	(7)	382	108	375	113
Advertising	210	5,150	227	5,360	262
Insurance expense	—	—	—	—	—
Printing and supplies	225	701	399	926	400
Public relations and contributions	63	560	27	623	29
Travel expense	303	468	38	771	40
Other expense	509	4,163	35	4,672	57

Total merger-related expenses	$11,913	$33,913	$22,220	$45,826	$23,808

Income Taxes

The effective income tax rate for the second quarter of 2012 was approximately 26%, compared to 17% in the first quarter of 2012 and 21% in the second quarter of 2011. The actual effective tax rate of 17% for the first quarter of 2012 was reduced by certain discrete items related mainly to the impact of the transfers of branches from Whitney Bank to Hancock Bank. As a result of the transfers, our state tax profile changed and we re-measured our deferred taxes accordingly. The effective tax rate for the first six months of 2012 was approximately 23%, compared to 20% for the same period on 2011.

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

Selected Financial Data

The following tables contain selected financial data comparing our consolidated results of operations for the three-month periods ended June 30, 2012, March 31, 2012 and June 30, 2011 and for the six-month periods ended June 30, 2012 and 2011.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Per Common Share Data
Earnings per share:
Basic	$0.46	$0.22	$0.22	$0.68	$0.59
Diluted	$0.46	$0.21	$0.22	$0.67	$0.59
Operating earnings per share: (a)
Basic	$0.55	$0.48	$0.48	$1.03	$0.93
Diluted	$0.55	$0.47	$0.48	$1.02	$0.93
Cash dividends per share	$0.24	$0.24	$0.24	$0.48	$0.48
Book value per share (period-end)	$28.30	$28.02	$28.18	$28.30	$28.18
Tangible book value per share (period-end)	$18.46	$17.99	$18.06	$18.46	$18.06
Weighted average number of shares (000s):
Basic	84,751	84,741	54,890	84,742	46,160
Diluted	85,500	85,442	55,035	85,467	46,310
Period-end number of shares (000s)	84,774	84,770	84,694	84,774	84,694
Market data:
High price	$36.56	$36.73	$34.57	$36.73	$35.68
Low price	$27.96	$31.56	$30.04	$27.96	$30.04
Period-end closing price	$30.44	$35.51	$30.98	$30.44	$30.98
Trading volume (b)	39,310	32,423	32,122	71,733	58,064

(a)	Excludes tax-affected merger related expenses and securities transactions.
(b)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2012	2012	2011	2012	2011
Income Statement:
Interest income	$190,489	$191,716	$115,477	$382,205	$198,010
Interest income (TE)	193,323	194,665	118,335	387,988	203,740
Interest expense	13,030	15,428	16,418	28,458	32,187

Net interest income (TE)	180,293	179,237	101,917	359,530	171,553
Provision for loan losses	8,025	10,015	9,144	18,040	17,966
Noninterest income excluding securities transactions	63,552	61,494	46,716	125,046	80,899
Securities transactions gains/(losses)	—	12	(36)	12	(87)
Noninterest expense	179,972	205,463	121,366	385,435	194,385

Income before income taxes	53,014	22,316	15,229	75,330	34,284
Income tax expense	13,710	3,821	3,141	17,531	6,868

Net income	$39,304	$18,495	$12,088	$57,799	$27,416

Merger-related expenses	11,913	33,913	22,220	45,826	23,808
Securities transactions gains/(losses)	—	12	(36)	12	(87)
Taxes on adjustments	4,170	11,865	7,790	16,035	8,364

Operating income (a)	$47,047	$40,531	$26,554	$87,578	$42,947

(a)	Net income less tax-effected merger costs and securities gains/losses. Management believes that this a useful financial measure because it enables investors to assess ongoing operations.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30
	2012	2012	2011	2012	2011
Performance Ratios
Return on average assets	0.83%	0.39%	0.42%	0.61%	0.56%
Return on average assets (operating) (a)	1.00%	0.85%	0.92%	0.92%	0.87%
Return on average common equity	6.62%	3.13%	3.32%	4.88%	4.72%
Return on average common equity (operating) (a)	7.93%	6.86%	7.30%	7.40%	7.40%
Tangible common equity ratio	8.72%	8.27%	8.09%	8.72%	8.09%
Earning asset yield (TE)	4.80%	4.81%	4.77%	4.80%	4.81%
Total cost of funds	0.32%	0.38%	0.66%	0.35%	0.76%
Net interest margin (TE)	4.48%	4.43%	4.11%	4.45%	4.05%
Noninterest expense as a percent of total revenue (TE) before amortization of purchased intangibles and securities transactions and merger expenses	65.67%	67.81%	65.62%	66.73%	66.68%
Allowance for loan losses as a percent of period-end loans	1.27%	1.28%	1.00%	1.27%	1.00%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	104.78%	105.37%	85.22%	104.78%	85.22%
Average loan/deposit ratio	73.51%	73.10%	72.51%	73.30%	72.46%
Noninterest income excluding securities transactions as a percent of total revenue (TE)	26.06%	25.54%	31.43%	25.81%	32.05%

(a)	Excludes tax-effected merger costs and securities gains/losses

	(dollar amounts in thousands)
Asset Quality Information
Non-accrual loans (a)	$113,384	$111,378	$109,234	$113,384	$109,234
Restructured loans (b)	19,518	19,926	18,606	19,518	18,606

Total non-performing loans	132,902	131,304	127,840	132,902	127,840
Foreclosed assets	138,118	156,332	130,320	138,118	130,320

Total non-performing assets	$271,020	$287,636	$258,160	$271,020	$258,160

Non-performing assets as a percent of loans and foreclosed assets	2.42%	2.55%	2.27%	2.42%	2.27%
Accruing loans 90 days past due (a)	$1,443	$3,780	$4,057	$1,443	$4,057
Accruing loans 90 days past due as a percent of loans	0.01%	0.03%	0.04%	0.01%	0.04%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	2.43%	2.58%	2.30%	2.43%	2.30%
Net charge-offs—non-covered	$10,211	$7,054	$8,241	$17,265	$14,683
Net charge-offs—covered	3,499	15,790	—	19,289	375
Net charge-offs—non-covered as a percent of average loans	0.37%	0.25%	0.49%	0.31%	0.51%
Allowance for loan losses	$140,768	$142,337	$112,407	$140,768	$112,407
Allowance for loan losses as a percent of period-end loans	1.27%	1.28%	1.00%	1.27%	1.00%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	104.78%	105.37%	85.22%	104.78%	85.22%

Provision for loan losses	$8,025	$10,015	$9,144	$18,040	$17,966

(a)	Non-accrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair balue upon acquisition and accrete interest income over the remaining life of the loan.
(b)	Included in restructured loans are $9.7 million, $5.2 million and $8.4 million in non-accrual loans at June 30, 2012 March 31, 2012 and June 30, 2011 respectively. Total excludes acquired credit-impaired loans.

	Three Months Ended
	June 30,	March 31,	June 30,
	2012	2012	2011
Supplemental Asset Quality Information (excluding covered assets and acquired loans) (a)
Non-accrual loans (b)	$100,067	$100,192	$68,216
Restructured loans	19,518	19,926	18,606

Total non-performing loans	119,585	120,118	86,822
Foreclosed assets (c)	93,339	107,804	104,975

Total non-performing assets	$212,924	$227,922	$191,797

Non-performing assets as a percent of loans and foreclosed assets	3.61%	4.10%	4.47%
Accruing loans 90 days past due	$1,443	$2,524	$2,504
Accruing loans 90 days past due as a percent of loans	0.02%	0.05%	0.06%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	3.63%	4.15%	4.53%
Allowance for loan losses (d)	$81,376	$84,496	$83,160
Allowance for loan losses as a percent of period-end loans	1.40%	1.55%	1.99%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	67.24%	68.90%	93.10%

(a)	Covered and acquired loans are considered to be performing due to the application of the accretion method under acquisition accounting. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Certain acquired loans and foreclosed assets are also covered under FDIC loss sharing agreements, which provide considerable protection against risk. Due to the protection of loss sharing agreements and the impact of acquisition accounting, management has excluded acquired loans and covered assets from this table to provide improved comparability to prior periods and better perspective into asset quality trends.
(b)	Excludes acquired covered loans not accounted for under the accretion method of $6,174, $9,377 and $39,514. Also excludes non-covered acquired loans at fair value not accounted for under the accretion method of $7,143, $1,809 and $1,504.
(c)	Excludes covered foreclosed assets of $44,779, $48,528, and $25,345.
(d)	Excludes allowance for loan losses recorded on covered acquired loans of $59,392, $57,841, and $29,247.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
	(in thousands)
Period-end Balance Sheet
Total loans	$11,078,146	$11,130,273	$11,249,053	$11,078,146	$11,249,053
Loans held for sale	44,918	42,484	67,081	44,918	67,081
Securities	4,320,457	4,393,845	4,573,973	4,320,457	4,573,973
Short-term investments	650,470	1,008,505	977,060	650,470	977,060

Earning assets	16,093,991	16,575,107	16,867,167	16,093,991	16,867,167
Allowance for loan losses	(140,768)	(142,337)	(112,407)	(140,768)	(112,407)
Other assets	2,825,484	2,858,327	3,002,785	2,825,484	3,002,785

Total assets	$18,778,707	$19,291,097	$19,757,545	$18,778,707	$19,757,545

Noninterest bearing deposits	$5,040,484	$5,242,973	$4,852,440	$5,040,484	$4,852,440
Interest bearing transaction and savings deposits	5,876,843	5,995,622	5,586,151	5,876,843	5,586,151
Interest bearing public funds deposits	1,479,378	1,543,867	1,522,002	1,479,378	1,522,002
Time deposits	2,534,115	2,650,305	3,627,316	2,534,115	3,627,316

Total interest bearing deposits	9,890,336	10,189,794	10,735,469	9,890,336	10,735,469

Total deposits	14,930,820	15,432,767	15,587,909	14,930,820	15,587,909
Other borrowed funds	1,193,021	1,210,561	1,290,875	1,193,021	1,290,875
Other liabilities	255,504	272,566	492,448	255,504	492,448
Stockholders’ equity	2,399,362	2,375,203	2,386,313	2,399,362	2,386,313

Total liabilities & stockholders’ equity	$18,778,707	$19,291,097	$19,757,545	$18,778,707	$19,757,545

Average Balance Sheet
Total loans	$11,140,116	$11,192,874	$6,678,637	$11,166,496	$5,788,140
Securities (a)	4,292,686	4,194,483	2,224,665	4,243,585	1,836,923
Short-term investments	733,489	852,843	1,028,067	793,166	886,203

Earning assets	16,166,291	16,240,200	9,931,369	16,203,247	8,511,266
Allowance for loan losses	(142,991)	(125,072)	(95,313)	(134,031)	(89,070)
Other assets	2,964,097	3,078,392	1,752,765	3,021,242	1,500,158

Total assets	$18,987,397	$19,193,520	$11,588,821	$19,090,458	$9,922,354

Noninterest bearing deposits	$5,149,898	$5,359,504	$2,231,775	$5,254,701	$1,691,126
Interest bearing transaction and savings deposits	5,881,673	5,625,963	3,080,497	5,753,817	2,558,005
Interest bearing public fund deposits	1,517,743	1,531,110	1,283,183	1,524,426	1,255,606
Time deposits	2,604,387	2,795,935	2,615,876	2,700,161	2,483,957

Total interest bearing deposits	10,003,803	9,953,008	6,979,556	9,978,404	6,297,568

Total deposits	15,153,701	15,312,512	9,211,331	15,233,105	7,988,694
Other borrowed funds	1,212,692	1,237,849	761,438	1,225,271	631,952
Other liabilities	233,539	268,255	157,500	250,897	130,914
Stockholders’ equity	2,387,465	2,374,904	1,458,552	2,381,185	1,170,794

Total liabilities & stockholders’ equity	$18,987,397	$19,193,520	$11,588,821	$19,090,458	$9,922,354

(a)	Average securities does not include unrealized holding gains/losses on available for sale securities.

LIQUIDITY

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring that we have adequate cash flow to meet our various needs, including operating, strategic and capital. Without proper liquidity management, we would not be able to perform the primary function of a financial intermediary and would not be able to meet the needs of the communities in which we have a presence and serve. In addition, the parent holding company’s principal source of liquidity is dividends from its subsidiary banks. Liquidity is required at the parent holding company level for the purpose of paying dividends to stockholders, servicing any debt we may have, funding net outlays business combinations as well as general corporate expenses.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $2.08 billion and borrowing capacity at the Federal Reserve’s discount window in excess of $925.6 million. Our core deposits at June 30, 2012 were down from year end at $13.7 billion. Core deposits represent total deposits less CDs greater than $100,000 and foreign branch deposits. Net wholesale funding was also down at $1.1 billion.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows provide present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2012 and 2011.

The following table presents certain liquidity ratios used in the liquidity management process.

Liquidity Ratios

	June 30,	December 31,
($ in thousands)	2012	2011
Free securities	38.00%	31.20%
Free securities-net wholesale funds/core deposits	3.40%	0.23%

Wholesale funding diversification:
Certificate of deposits > $100,000*	8.15%	9.53%
Brokered certificate of deposits	0.00%	0.00%
Public fund certificate of deposits	$109,756	$111,030

Net wholesale funds	$1,106,688	$1,340,299
Core deposits	$13,714,376	$14,216,496

*	CDs > $100K includes public funds

CAPITAL RESOURCES

Stockholders’ equity totaled $2.4 billion at June 30, 2012, essentially unchanged from December 31, 2011. The tangible common equity ratio increased to 8.72% at June 30, 2012 from 7.96% at December 31, 2011. The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Both the Company and its bank subsidiaries are required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and 4.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%. At June 30, 2012, our regulatory capital ratios and those of the Banks were well in excess of current regulatory minimum requirements, as indicated in the table below. The Company and the Banks have been categorized as “well capitalized” in the most recent notices received from our regulators.

	June 30,	December 31,
	2012	2011
Regulatory ratios:
Total capital (to risk weighted assets)
Company	13.78%	13.59%
Hancock Bank	13.37%	14.21%
Whitney Bank	14.06%	12.76%
Tier 1 capital (to risk weighted assets)
Company	11.53%	11.48%
Hancock Bank	12.10%	12.94%
Whitney Bank	11.76%	10.90%
Tier 1 leverage capital
Company	8.27%	8.17%
Hancock Bank	11.01%	8.15%
Whitney Bank	7.54%	8.19%

(1)	Tier 1 capital generally includes common equity, retained earnings, non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock, reduced by goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets. Total capital consists of Tier 1 capital plus perpetual preferred stock not qualifying as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of allowances for credit losses.
(2)	The risk-weighted asset base is equal to the sum of the aggregate value of assets and credit-converted off-balance sheet items in each risk category as specified in regulatory guidelines, multiplied by the weight assigned by the guidelines to that category.
(3)	The Tier 1 leverage capital ratio is Tier 1 capital divided by average total assets reduced by the deductions for Tier 1 capital noted above.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $4.3 billion at June 30, 2012 and $4.5 billion at December 31, 2011. The decline from the end of 2011 reflects mainly the use of some of the proceeds from maturities and scheduled repayments to fund the reduction in deposits and short-term borrowings discussed below. At June 30, 2012 securities available for sale totaled $2.3 billion and securities held to maturity totaled $2.0 billion. Our securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing acceptable rates of return. Therefore, we invest only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five years. Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a nationally recognized statistical rating Agency, except for certain non-rated obligations of counties, parishes and municipalities within our markets in Mississippi, Louisiana, Texas, Florida or Alabama.

Loans

Total loans at June 30, 2012 were $11.1 billion, a decrease of $99 million, or less than 1%, from December 31, 2011. Adjusting for an $84 million decline in the FDIC covered Peoples First portfolio during this period, total loans were virtually unchanged compared to year-end 2011. During the first half of 2012, net growth in commercial non-real estate (C&I) residential mortgage and consumer loans was offset by net reductions in construction and land development (C&D) and commercial real estate (CRE) credits. The environment to generate new quality loans remains competitive. However, the Company’s pipeline for new originations is strong and management remains cautiously optimistic there will be net loan growth in the second half of 2012.

See note 4 of the financial statements for the composition of originated, acquired and covered loans for June 30, 2012 and December 31, 2011. Originated loans include all loans not included in the acquired and covered loan portfolios described below. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011, including loans that were performing satisfactorily at the date (acquired performing) and loans acquired with evidence of credit deterioration (acquired impaired). Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. Certain differences in the accounting for originated loans and for acquired performing and acquired impaired loans (which include all Peoples First covered loans) are described in Note 4 to the consolidated financial statements.

Total originated loans increased $923 million since the end of 2011, including a net increase of $360 million during the second quarter of 2012. Originated C&I loans were up $377 million since year end, including $235 million during the second quarter of 2012. The net increase reflected activity with both existing and new customers and was concentrated mainly in the Company’s markets in central Florida, western Louisiana and the greater New Orleans area of Louisiana.

The Company’s commercial customer base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers totaled approximately $630 million at June 30, 2012, similar to the balance at March 31, 2012 and up some from December 31, 2011. The majority of the O&G portfolio is with customers who provide transportation and other services and products to support exploration and production activities. The Banks lend mainly to middle-market and smaller commercial entities, although they do occasionally participate in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared credits funded at June 30, 2012 totaled approximately $720 million, of which approximately $250 million was with O&G customers.

Originated C&D loans and originated CRE loans, which include loans on both income-producing and owner-occupied properties, increased a combined $147 million in the first six months of 2012. This increase reflects the funding of existing commitments as well as some new business across the Company’s footprint and covers a variety of retail, multi-family residential, commercial and other projects, including some sizable projects to expand or renovate established properties in Louisiana. Overall, however, there continues to be limited opportunities for funding new quality projects in today’s environment.

Originated residential mortgages were up $167 million over the first half of 2012, and originated consumer loans increased $232 million over this period. As noted earlier, the Company has increased its emphasis on residential mortgages to be held in the loan portfolio, and customer demand has been supported by historically low market rates for home loans. Lending campaigns for indirect auto and home equity loans initiated in the second quarter of 2012 contributed to the growth in the originated consumer portfolio.

The portfolio of acquired Whitney loans has declined $938 million since December 31, 2011, with a $366 million decrease during the second quarter of 2012. The year-to-date decrease included a $289 million decline in the C&I category, $366 million in the C&D and CRE categories, and $284 million in the residential mortgage and consumer loans categories. There were no significant trends underlying the reduction in the C&I category, and the Company continues its relationship with many of the commercial customers who have paid down their loans since the acquisition. Reductions in acquired C&D and CRE categories as well as the residential mortgage and consumer categories reflected mainly normal repayment and refinancing activity.

Total covered loans at June 30, 2012 were down $83 million from December 31, 2011, including a $46 million decrease during the second quarter of 2012. These reductions reflect normal repayments, charge-offs and foreclosures. The covered portfolio will continue to decline over the terms of the loss share agreements.

Allowance for Loan Losses and Asset Quality

At June 30, 2012, the allowance for loan losses was $140.8 million compared with $142.3 at March 31, 2012 and $124.9 million at December 31, 2011. The ratio of the allowance for loan losses as a percent of period-end loans was 1.27% at June 30, 2012, virtually unchanged from the prior quarter and up 15 basis points from December 31, 2011. The increase in the allowance since the end of 2011 was mainly related to the Peoples First portfolio which is covered under FDIC loss-sharing agreements.

During the second quarter of 2012, the Company recorded a $5.1 million increase in the allowance for loan losses related to impairment of certain pools of covered loans, with a related increase of $4.1 million in the FDIC loss share indemnification asset. The net impact on provision expense was $1.0 million.

The Company recorded a total provision for loan losses for the second quarter of 2012 of $8.0 million, down from $10.0 million in the first quarter of 2012. As noted above, the second quarter provision included $1.0 million, net, related to the Peoples First portfolio, compared to $1.6 million for the first quarter of 2012. The provision for non-covered loans was down to $7.0 million in the second quarter of 2012 compared to $8.4 million in the first quarter of 2012.

Net charge-offs from the non-covered loan portfolio in the second quarter of 2012 were $10.2 million, or 0.37% of average total loans on an annualized basis. This compares to net non-covered charge-offs of $7.1 million, or 0.25% of average total loans, for the first quarter of 2012, and $8.2 million, or 0.49%, for the second quarter of 2011. The allowance calculated on the portion of the loan portfolio that excludes covered loans and loans acquired at fair value in the Whitney merger totaled $81.4 million, or 1.40% of this portfolio at June 30, 2012, and $83.2 million, or 1.70% at December 31, 2011. This ratio will tend to decline as the proportion of this portfolio representing new business from Whitney’s operations grows, other factors held constant.

The following table sets forth, for the periods indicated activity in the allowance for loan losses. In the following tables, commercial loans encompass commercial non-real estate loans, construction and land development loans and commercial real estate loans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(In thousands)
Balance of allowance for loan losses at beginning of period	$142,337	$94,356	$124,881	$81,997

Loans charged-off:
Non-covered loans:
Commercial	7,213	8,910	12,971	13,664
Residential mortgages	1,846	1,190	2,633	2,332
Consumer	3,652	2,893	6,773	5,701

Total non-covered charge-offs	12,711	12,993	22,377	21,697

Covered loans:
Commercial	3,499	—	19,289	—
Consumer	—	—	—	375

Total covered charge-offs	3,499	—	19,289	375

Total charge-offs	16,210	12,993	41,666	22,072

Recoveries of loans previously charged-off:
Non-covered loans:
Commercial	1,586	3,700	3,065	4,274
Residential mortgages	—	189	66	960
Consumer	914	863	1,981	1,780

Total recoveries	2,500	4,752	5,112	7,014

Net charge-offs—non-covered	10,211	8,241	17,265	14,683
Net charge-offs—covered	3,499	—	19,289	375

Total net charge-offs	13,710	8,241	36,554	15,058

Provision for loan losses before FDIC benefit—covered loans	5,146	18,049	37,025	28,948
Benefit attributable to FDIC loss share agreement	(4,116)	(17,148)	(34,401)	(27,502)
Provision for loan losses non-covered loans	6,995	8,243	15,416	16,520

Provision for loan losses, net (a)	8,025	9,144	18,040	17,966
Increase in indemnification asset (a)	4,116	17,148	34,401	27,502

Balance of allowance for loan losses at end of period	$140,768	$112,407	$140,768	$112,407

	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Ratios:
Non-covered:
Gross charge-offs—non-covered to average loans	0.46%	0.78%	0.40%	0.76%
Recoveries—non-covered to average loans	0.09%	0.29%	0.09%	0.24%
Net charge-offs—non-covered to average loans	0.37%	0.49%	0.31%	0.51%
Allowance for loan losses—non-covered to period-end net loans	0.73%	0.74%	0.73%	0.74%

The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, troubled debt restructurings and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	June 30,	December 31,
	2012	2011
	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial loans	$94,662	$69,113
Commercial loans—restructured	9,095	4,142

Total commercial loans	103,757	73,255

Residential mortgage loans	12,021	25,043
Residential mortgage loans—restructured	607	—

Total residential mortgage loans	12,628	25,043

Consumer loans	6,701	4,972

Total non-accrual loans	123,086	103,270

Restructured loans:
Commercial loans—non-accrual	9,095	4,142
Residential mortgage loans—non-accrual	607	—

Total restructured loans—non-accrual	9,702	4,142

Commercial loans—still accruing	9,254	12,812
Residential mortgage loans—still accruing	562	1,191

Total restructured loans—still accruing	9,816	14,003

Total restructured loans	19,518	18,145

ORE and foreclosed assets	138,118	159,751

Total non-performing assets*	$271,020	$277,024

Loans 90 days past due still accruing	$1,443	$5,880

Ratios
Non-performing assets to loans plus foreclosed assets	2.43%	2.44%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	104.78%	101.00%
Loans 90 days past due still accruing to loans	0.01%	0.05%

*	Includes total non-accrual loans, total restructured loans—still accruing and ORE and foreclosed assets.

Non-performing assets (NPAs) totaled $271.0 million at June 30, 2012, compared to $277.0 million at year-end 2011. Non-performing assets as a percent of total loans and ORE and foreclosed assets was 2.42% at June 30, 2012, compared to 2.44% at December 31, 2011. The overall decrease in NPAs mainly reflects the movement to non-accrual status of a few legacy Hancock credits, primarily commercial real estate-related credits located in Louisiana, that were previously categorized as potential problems. The increase also includes certain Whitney acquired performing loans that have moved to non-accrual. Non-performing loans exclude loans from Whitney’s and Peoples First’s acquired credit-impaired loan portfolios that were recorded at estimated fair value at acquisition and are accreting interest income. ORE and foreclosed assets decreased a net $21.6 million in the first six months of 2012, reflecting in part some significant sales of legacy Whitney properties.

Additional asset quality metrics for the acquired (Whitney), covered (Peoples First) and legacy (Hancock legacy plus Whitney non-acquired loans) portfolios are included in Selected Financial Data.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and Federal funds sold, declined $534 million from December 31, 2011 to a total of $650 million at June 30, 2012. Average short-term investments were down $119 million, or 14%, from the first quarter of 2012. During the first half of 2012, the Company’s has used its excess liquidity mainly to fund reductions in deposits and short-term borrowings as discussed below.

Deposits

Total deposits were $14.9 billion at June 30, 2012, down $502 million, or 3%, from March 31, 2012, and $783 million, or 5%, from December 31, 2011. Average deposits were down approximately 1% compared to the first quarter of 2012.

Noninterest-bearing demand deposits (DDAs) totaled $5.0 billion at June 30, 2012, a decrease of $202 million, or 4%, compared to March 31, 2012, and $476 million, or 9%, from December 31, 2011. Interest-bearing transaction and savings deposits totaled $5.9 billion at June 30, 2012, down $119 million from March 31, 2012, but up $274 million, or 5%, from year-end 2011. Approximately $240 million of DDAs were converted to low-cost interest-bearing deposits during the core systems conversion in March 2012 in order to best match the existing product benefits offered. The redeployment of temporary excess liquidity in a few customer relationships accounted for approximately half of the declines in DDAs and interest-bearing transaction and savings deposits during the second quarter of 2012. Noninterest-bearing demand deposits comprised 34% of total period-end deposits at both June 30, 2012 and March 31, 2012, compared to 35% at year-end 2011.

Interest-bearing public fund deposits totaled $1.5 billion at June 30, 2012, down $64 million, or 4%, from March 31, 2012, reflecting the seasonal nature of these deposits.

Time deposits (CDs) totaled $2.5 billion at June 30, 2012, down $116 million compared to $2.6 billion at March 31, 2012. During the second quarter, approximately $745 million of time deposits matured at an average rate of 1.09%, of which approximately 70% renewed at an average cost of 0.48%. The $1 billion of CDs that will mature by the end of the year carry an average rate approaching the renewal rate, so the opportunity to reprice CDs at significantly lower rates over the near term has diminished.

Borrowings

Total borrowings at June 30, 2012 were $1.2 billion, virtually unchanged from March 31, 2012 and down $188 million from December 31, 2011. Short-term borrowings, which come mainly from customer repurchase agreements, declined $212 million from year-end 2011 to a total of $833 million at June 30, 2012, with substantially all of the decrease coming in the first quarter of 2012. Additional funds were available to certain corporate customers at the end of 2011 reflecting temporary inflows from both year-end funds management activities and specific transactions. There was no significant change in long-term debt during the period.

On June 18, 2012, the Company announced that Whitney Bank had commenced a tender offer to repurchase up to 50% of the $150 million in outstanding subordinated debt that had been assumed in the Whitney acquisition. The 5.875% subordinated notes which mature in 2017 had been issued by Whitney National Bank in 2007. These notes qualify as capital in the calculation of certain regulatory capital ratios, but the qualified amount is being reduced by 20% per year starting in the second quarter of 2012 through maturity. As of the expiration date of the offer on July 16, 2012, approximately $52 million of the subordinated notes was tendered and accepted at a premium of $5.2 million. The transaction will be settled and reported in the Company’s third quarter 2012 financial statements. By using its excess liquidity to repurchase this outstanding debt, the Company will lower its overall funding costs by approximately $3 million annually.

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

The following table shows the commitments to extend credit and letters of credit at June 30, 2012 according to expiration date. Of the commitments to extend credit, approximately $618.7 million carry variable rates and the remainder fixed rates.

			Expiration Date
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
			(In thousands)
Commitments to extend credit	$3,729,486	$2,289,148	$491,703	$535,833	$412,802
Letters of credit	442,510	296,999	100,334	45,086	91

Total	$4,171,996	$2,586,147	$592,037	$580,919	$412,893

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

SEGMENT REPORTING

Note 11 to the consolidated financial statements provides information about the Company’s operating segments and presents comparative financial information for the operating segments for the three and six months ended June 30, 2012 and June 30, 2011. Excluding tax-effected merger-related expenses, net income for the Whitney segment in the second quarter of 2012 totaled approximately $30 million or an increase of over $15 million from the second quarter of 2011. Net income in the second quarter of 2012 for the Hancock segment, also excluding tax-effected merger-related expenses, totaled approximately $15 million, was up almost $40.8 million to $12.3 million compared to the second quarter of 2011. A portion of the operations from the Whitney merger, primarily those in Florida and Alabama, were transferred to the Hancock segment coincident with the completion of the conversion of Whitney’s core systems in mid-March 2012. The increase in net interest income for the Hancock segment resulting from the transfer of operations from Whitney Bank were mostly offset by increases in the provision, depreciation and amortization, and other noninterest expense, as well as a decrease in the amount of accretion of the indemnification assets

FORWARD LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and we intend such forward-looking statements to be covered by the safe harbor provisions therein and are including this statement for purposes of invoking these safe-harbor provisions. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of plans and strategies for the future. Forward-looking statements that we may make include, but may not be limited to, comments with respect to loan growth, deposit trends, credit quality trends, net interest margin trends, future expense levels (including merger costs and cost synergies), projected tax rates, economic conditions in our markets, future profitability, purchase accounting impacts such as accretion levels, and the financial impact of regulatory requirements such as the Durbin amendment. Hancock’s ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although Hancock believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ from those expressed in Hancock’s forward-looking statements include, but are not limited to, those risk factors outlined in Hancock’s public filings with the Securities and Exchange Commission, which are available at the SEC’s internet site (http://www.sec.gov). You are cautioned not to place undue reliance on these forward-looking statements. Hancock does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our net income is materially dependent on our net interest income. Hancock’s primary market risk is interest rate risk that stems from uncertainty with respect to absolute and relative levels of future market interest rates that affect our financial products and services. In an attempt to manage our exposure to interest rate risk, management measures the sensitivity of our net interest income and cash flows under various market interest rate scenarios, establishes interest rate risk management policies and implements asset/liability management strategies designed to produce a relatively stable net interest margin under varying rate environments.

Hancock measures its interest rate sensitivity primarily by running net interest income simulations. The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, re-pricing and maturity characteristics of the existing and projected balance sheet. The table below presents the results of simulations run as of June 30, 2012 assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive as compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
Stable	0.00%
+100	2.03%
+200	5.20%
+300	8.71%

Note: Decrease in interest rates discontinued in the current rate environment

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

Other than changes required in connection with the ongoing integration of Whitney and Hancock operations, our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, the putative class action lawsuit, Angelique LaCour, et al. v. Whitney Bank, is subject to a pending settlement agreement. The Court granted preliminary certification of the defined class and approval of the proposed settlement on June 4, 2012. Notices have been mailed to the identified class members. The Company had established a liability for the proposed settlement in the fourth quarter of 2011 and that reserve ($6.8 million) has been provided to the Settlement Administrator to establish the escrow account for the pending proposed settlement.

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

As a result, our information, communications and related systems, software and networks may be vulnerable to breaches or other significant disruptions that could: (1) disrupt the proper functioning of our networks and systems, which could disrupt our operations and those of certain of our customers; (2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; (3) result in a violation of applicable privacy and other laws, subjecting the Bank to additional regulatory scrutiny and expose the Bank to civil litigation and possible financial liability; (4) require significant management attention and resources to remedy the damages that result; and (5) harm our reputation or impair our customer relationships. The occurrence of such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition, and cash flows. To date we have not experienced an attack that has impacted the results of our operations, financial condition, and cash flows.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our ability to adequately conduct and grow our business and manage its risks is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including employee fraud, customer fraud, and control lapses in bank operations and information technology. Our dependence on our employees and automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions, and monitor our loan and securities portfolios, may further increase the risk that technical failures of, or tampering with, those systems will result in operational or systemic disruption that could be challenging to remediate or losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control such as hurricanes and other natural events. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, legal actions, and noncompliance with various laws and regulations.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have no or only limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the six months ended June 30, 2012.

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
Carl J. Chaney President & Chief Executive Officer

/s/ John M. Hairston
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer

Date:	August 8, 2012

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.