Form 10-Q
period 2012-09-30
HANCOCK HOLDING CO
filed 2012-11-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

84,782,215 common shares were outstanding as of October 31, 2012 for financial statement purposes.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	unaudited
ASSETS
Cash and due from banks	$414,623	$437,947
Interest-bearing bank deposits	318,632	1,184,222
Federal funds sold	1,425	197
Securities available for sale, at fair value (amortized cost of $2,128,013 and $4,401,345)	2,208,789	4,496,900
Securities held to maturity (fair value of $1,889,136)	1,844,482	—
Loans held for sale	51,097	72,378
Loans	11,451,820	11,191,901
Less: allowance for loan losses	(135,591)	(124,881)
unearned income	(17,372)	(14,875)

Loans, net	11,298,857	11,052,145

Property and equipment, net of accumulated depreciation of $155,777 and $148,780	483,713	505,387
Prepaid expenses	60,161	69,064
Other real estate, net	130,046	144,367
Accrued interest receivable	47,607	53,973
Goodwill	628,877	651,162
Other intangible assets, net	197,139	211,075
Life insurance contracts	367,269	355,026
FDIC loss share indemnification asset	184,445	212,885
Deferred tax asset, net	124,075	145,760
Other assets	162,893	181,608

Total assets	$18,524,130	$19,774,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$5,151,146	$5,516,336
Interest-bearing savings, NOW, money market and time	9,621,805	10,197,243

Total deposits	14,772,951	15,713,579

Short-term borrowings	748,634	1,044,454
Long-term debt	308,327	353,890
Accrued interest payable	6,526	8,284
Other liabilities	253,204	286,726

Total liabilities	16,089,642	17,406,933

Stockholders’ equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 84,781,894 and 84,705,496 issued and outstanding, respectively	282,323	282,069
Capital surplus	1,644,114	1,634,634
Retained earnings	519,838	476,970
Accumulated other comprehensive income (loss), net	(11,787)	(26,510)

Total stockholders’ equity	2,434,488	2,367,163

Total liabilities and stockholders’ equity	$18,524,130	$19,774,096

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$166,334	$166,300	$497,840	$328,892
Securities-taxable	21,141	29,004	67,889	61,021
Securities-tax exempt	1,422	1,758	4,377	4,344
Federal funds sold and other short term investments	308	633	1,304	1,448

Total interest income	189,205	197,695	571,410	395,705

Interest expense:
Deposits	7,519	15,138	25,654	42,717
Short-term borrowings	1,514	1,902	4,776	5,346
Long-term debt and other interest expense	2,916	3,613	9,977	4,777

Total interest expense	11,949	20,653	40,407	52,840

Net interest income	177,256	177,042	531,003	342,865
Provision for loan losses	8,101	9,256	26,141	27,221

Net interest income after provision for loan losses	169,155	167,786	504,862	315,644

Noninterest income:
Service charges on deposit accounts	20,834	16,860	58,015	38,745
Bank card fees	7,568	11,064	24,107	20,542
Trust fees	7,743	7,215	24,464	16,507
Insurance commissions and fees	4,045	4,356	12,103	12,234
Investment and annuity fees	4,269	4,642	13,291	11,042
ATM fees	4,302	4,127	13,479	10,148
Secondary mortgage market operations	4,311	3,477	11,328	6,921
Accretion of indemnification asset	—	5,030	5,000	13,524
Other income	9,770	8,166	26,101	16,171
Securities gains (losses), net	917	16	929	(71)

Total noninterest income	63,759	64,953	188,817	145,763

Noninterest expense:
Compensation expense	76,173	77,355	223,945	153,734
Employee benefits	17,202	17,489	54,881	36,480

Salaries and employee benefits	93,375	94,844	278,826	190,214

Net occupancy expense	13,358	14,029	41,784	28,700
Equipment expense	5,212	5,362	19,046	11,877
Data processing expense	11,005	15,664	39,523	27,915
Professional services expense	9,447	19,915	49,207	48,061
Telecommunications and postage	5,313	5,837	17,068	12,239
Advertising	2,243	3,852	12,263	8,028
Deposit insurance and regulatory fees	3,833	2,961	11,128	9,305
Amortization of intangibles	8,110	7,097	24,336	9,332
Other expense	17,818	24,458	61,968	42,733

Total noninterest expense	169,714	194,019	555,149	388,404

Income before income taxes	63,200	38,720	138,530	73,003
Income taxes	16,216	8,342	33,747	15,210

Net income	$46,984	$30,378	$104,783	$57,793

Basic earnings per common share	$0.55	$0.36	$1.23	$0.97

Diluted earnings per common share	$0.55	$0.36	$1.22	$0.97

Dividends paid per share	$0.24	$0.24	$0.72	$0.72

Weighted avg. shares outstanding-basic	84,777	84,699	84,757	59,149

Weighted avg. shares outstanding-diluted	85,632	84,985	85,525	59,442

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$46,984	$30,378	$104,783	$57,793

Other comprehensive income, net of tax:
Net change from retirement benefits plans	1,097	1,176	3,290	1,329
Unrealized net holding gain on securities, net of reclassifications	4,606	27,477	11,634	33,645
Net unrealized (loss) on derivatives and hedging	(28)	(277)	(201)	(181)

Other comprehensive income	5,675	28,376	14,723	34,793

Comprehensive income	$52,659	$58,754	$119,506	$92,586

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total
Balance, January 1, 2011	36,893,276	$122,855	$263,484	$470,828	$(619)	$856,548

Net income	—	—	—	57,793	—	57,793
Other comprehensive income	—	—	—	—	34,793	34,793
Cash dividends declared ($0.72 per common share)	—	—	—	(50,051)	—	(50,051)
Common stock offering	6,958,143	23,170	190,824	—	—	213,994
Common stock issued in connection with Whitney acquisition	40,794,261	135,845	1,172,199	—	—	1,308,044
Common stock activity, long-term incentive plan, including excess income tax benefit of $92	52,566	175	5,366	—	—	5,541

Balance, September 30, 2011	84,698,246	$282,045	$1,631,873	$478,570	$34,174	$2,426,662

Balance, January 1, 2012	84,705,496	$282,069	$1,634,634	$476,970	$(26,510)	$2,367,163

Net income	—	—	—	104,783	—	104,783
Other comprehensive income	—	—	—	—	14,723	14,723
Cash dividends declared ($0.72 per common share)	—	—	—	(61,915)	—	(61,915)
Common stock issued, long-term incentive plan, including excess income tax benefit of $292	76,398	254	9,480	—	—	9,734

Balance, September 30, 2012	84,781,894	$282,323	$1,644,114	$519,838	$(11,787)	$2,434,488

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,783	$57,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,228	15,730
Provision for loan losses	26,141	27,221
Losses on other real estate owned	17,901	1,586
Deferred tax provision	35,557	37,574
Increase in cash surrender value of life insurance contracts	(12,759)	(8,694)
(Gain) loss on sales of securities available for sale, net	(929)	71
Gain on disposal of other assets	(921)	(597)
Net decrease in loans originated for sale	21,989	6,479
Net amortization of securities premium/discount	38,241	14,400
Amortization of intangible assets	24,390	9,332
Stock-based compensation expense	7,718	4,738
Decrease in interest payable and other liabilities	(30,059)	(19,426)
Decrease in FDIC indemnification asset	28,440	106,601
Decrease in other assets	34,322	23,892
Other, net	(292)	53

Net cash provided by operating activities	319,750	276,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	37,661	323,569
Proceeds from maturities of securities available for sale	880,438	586,923
Purchases of securities available for sale	(208,775)	(1,242,599)
Proceeds from maturities of securities held to maturity	263,357	—
Purchases of investment securities held to maturity	(560,435)	—
Net decrease in interest-bearing bank deposits	865,590	194,753
Net (increase) decrease in federal funds sold and short term investments	(1,228)	271,423
Net (increase) decrease in loans	(324,495)	225,544
Purchases of property, equipment and intangible assets	(34,815)	(62,010)
Proceeds from sales of property and equipment	5,403	9,290
Proceeds from life contracts	516	—
Cash paid for acquisition, net of cash received	—	(74,736)
Proceeds from sales of other real estate	76,427	52,994
Net cash paid for divestiture of branches	—	(114,645)

Net cash provided by investing activities	999,644	170,506

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(940,629)	(486,114)
Net decrease in short-term borrowings	(295,820)	(28,067)
Repayments of long-term debt	(52,065)	(6,186)
Issuance of long term debt	6,502	142,461
Dividends paid	(61,916)	(50,051)
Proceeds from exercise of stock options	1,210	710
Proceeds from stock offering	—	213,994

Net cash used in financing activities	(1,342,718)	(213,253)

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(23,324)	234,006
CASH AND DUE FROM BANKS, BEGINNING	437,947	139,687

CASH AND DUE FROM BANKS, ENDING	$414,623	$373,693

SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$63,917	$57,402
Transfers from available for sale securities to held to maturity securities	1,523,585	—
Fair value of assets acquired	$—	$11,235,000
Liabilities assumed	—	(10,133,000)

Net identifiable assets acquired	—	1,102,000

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

Securities

Securities that the Company both positively intends and has the ability to hold to maturity are classified as securities held to maturity and are carried at amortized cost. The intent and ability to hold are not considered satisfied when a security is available to be sold in response to changes in interest rates, prepayment rates, liquidity needs or other reasons as part of an overall asset/liability management strategy. Premiums and discounts on securities, both those held to maturity and those available for sale, are amortized and accreted to income as an adjustment to the securities’ yields using the effective interest method. Realized gains and losses on securities, including declines in value judged to be other than temporary, are reported net as a component of noninterest income. The cost of securities sold is specifically identified for use in calculating realized gains and losses.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Fair Value

The Financial Accounting Standards Board (FASB) defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The FASB’s guidance also established a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value, giving preference to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value (in thousands) on a recurring basis in the consolidated balance sheets.

	September 30, 2012
	(Level 1)	(Level 2)	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$18,408	$—	$18,408
Municipal obligations	—	76,132	76,132
Corporate debt securities	3,750	—	3,750
Mortgage-backed securities	—	1,904,520	1,904,520
Collateralized mortgage obligations	—	200,696	200,696
Equity securities	5,283	—	5,283

Total available-for-sale securities	27,441	2,181,348	2,208,789

Derivatives
Interest rate contracts - assets	—	21,198	21,198

Total recurring fair value measurements - assets	$27,441	$2,202,546	$2,229,987

Liabilities
Derivatives
Interest rate contracts - liabilities	$—	$22,423	$22,423

Total recurring fair value measurements - liabilities	$—	$22,423	$22,423

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

	December 31, 2011
	(Level 1)	(Level 2)	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$250,067	$—	$250,067
Municipal obligations	—	309,665	309,665
Corporate debt securities	4,494	—	4,494
Mortgage-backed securities	—	2,480,345	2,480,345
Collateralized mortgage obligations	—	1,446,076	1,446,076
Equity securities	6,253	—	6,253

Total available-for-sale securities	260,814	4,236,086	4,496,900

Derivatives
Interest rate contracts - assets	—	14,952	14,952

Total recurring fair value measurements - assets	$260,814	$4,251,038	$4,511,852

Liabilities
Derivatives
Interest rate contracts - liabilities	$—	$15,643	$15,643

Total recurring fair value measurements - liabilities	$—	$15,643	$15,643

Securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and certain other debt and equity securities. Level 2 classified securities include residential mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and state and municipal bonds. The level 2 fair value measurements for investment securities are obtained quarterly from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs were observable in the marketplace or can be supported by observable data. The Company invests only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five years. Company policies limit investments to securities having a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating agency, except for certain non-rated obligations of counties, parishes and municipalities within our markets in Mississippi, Louisiana, Texas, Florida and Alabama. There were no transfers between valuation hierarchy levels during the periods shown.

The fair value of derivative financial instruments, which are predominantly interest rate swaps, is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, such as interest rate futures, observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value the derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations in their entirety in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Collateral-dependent impaired loans are level 2 assets measured using third-party appraisals of the collateral or other market-based information such as recent sales activity for similar assets in the property’s market. Other real estate owned are level 2 assets carried at the balance of the loan or at estimated fair value of collateral less estimated selling costs, whichever is less. Fair values are determined by sales agreement or third-party appraisal.

The following tables present for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis.

	September 30, 2012
	(Level 1)	(Level 2)	Total
Collateral dependent impaired loans	$—	$77,259	$77,259
Other real estate owned	—	130,046	130,046

Total nonrecurring fair value measurements	$—	$207,305	$207,305

	December 31, 2011
	(Level 1)	(Level 2)	Total
Collateral dependent impaired loans	$—	$55,252	$55,252
Other real estate owned	—	144,367	144,367

Total nonrecurring fair value measurements	$—	$199,619	$199,619

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
				Total	Carrying
	(Level 1)	(Level 2)	(Level 3)	Fair Value	Amount
Financial assets:

Cash, interest-bearing bank deposits, and federal funds sold	$734,680	$—	$—	$734,680	$734,680
Available for sale securities	27,441	2,181,348	—	2,208,789	2,208,789
Held to maturity securities	—	1,889,136	—	1,889,136	1,844,482
Loans, net	—	77,259	11,484,291	11,561,550	11,298,857
Loans held for sale	—	50,389	—	50,389	50,389
Accrued interest receivable	47,607	—	—	47,607	47,607
Derivative financial instruments	—	21,198	—	21,198	21,198

Financial liabilities:
Deposits	$—	$—	$14,789,902	$14,789,902	$14,772,951
Federal funds purchased	29,521	—	—	29,521	29,521
Securities sold under agreements to repurchase	719,113	—	—	719,113	719,113
Long-term debt	—	333,371	—	333,371	308,327
Accrued interest payable	6,526	—	—	6,526	6,526
Derivative financial instruments	—	22,423	—	22,423	22,423

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

	December 31, 2011
				Total	Carrying
	(Level 1)	(Level 2)	(Level 3)	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,622,366	$—	$—	1,622,366	$1,622,366
Available for sale securities	260,814	4,236,086	—	4,496,900	4,496,900
Loans, net	—	55,252	11,134,410	11,189,662	11,052,144
Loans held for sale	—	72,378	—	72,378	72,378
Accrued interest receivable	53,973	—	—	53,973	53,973
Derivative financial instruments	—	14,952	—	14,952	14,952

Financial liabilities:
Deposits	$—	$—	$15,737,667	$15,737,667	$15,713,579
Federal funds purchased	16,819	—	—	16,819	16,819
Securities sold under agreements to repurchase	1,027,635	—	—	1,027,635	1,027,635
Long-term debt	—	365,421	—	365,421	353,890
Accrued interest payable	8,284	—	—	8,284	8,284
Derivative financial instruments	—	15,643	—	15,643	15,643

3. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow (in thousands):

Securitites Available for Sale
	September 30, 2012				December 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury	$150	$10	$—	$160	$150	$14	$—	$164
U.S. government agencies	18,201	47	—	18,248	248,595	1,308	—	249,903
Municipal obligations	74,967	1,168	3	76,132	294,489	15,218	42	309,665
Mortgage-backed securities	1,826,624	77,908	12	1,904,520	2,422,891	58,150	696	2,480,345
CMOs	199,792	937	33	200,696	1,426,495	21,774	2,193	1,446,076
Corporate debt securities	3,750	—	—	3,750	4,517	11	34	4,494
Other equity securities	4,529	764	10	5,283	4,208	2,086	41	6,253

	$2,128,013	$80,834	$58	$2,208,789	$4,401,345	$98,561	$3,006	$4,496,900

Securitites Held to Maturity
	September 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal obligations	$174,362	$16,510	$5	$190,867	—	—	—	—
Mortgage-backed securities	195,070	4,816	—	199,886	—	—	—	—
CMOs	1,475,050	25,039	1,706	1,498,383	—	—	—	—

	$1,844,482	$46,365	$1,711	$1,889,136	—	—	—	—

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Securities (continued)

During the first quarter of 2012, the Company reclassified approximately $1.5 billion of securities available for sale as securities held to maturity. As a result of the acquisition of Whitney National Bank, the securities portfolio increased to such a size that the company determined that only a portion of the portfolio is needed to be held for sale for liquidity purposes. The securities reclassified consisted primarily of CMOs and in-market municipal securities. The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The unrealized net holding gain on the available for sale securities on the date of transfer totaled approximately $39 million, and continued to be reported, net of tax, as a component of accumulated other comprehensive income. This net unrealized gain is being accreted to interest income over the remaining life of the securities as a yield adjustment, which serves to offset the impact of the amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The following table presents the amortized cost and fair value of debt securities classified as available for sale and held to maturity at September 30, 2012, by contractual maturity (in thousands). Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
Debt Securities Available for Sale
Due in one year or less	$53,882	$54,121
Due after one year through five years	195,876	197,715
Due after five years through ten years	338,242	351,122
Due after ten years	1,535,484	1,600,548

Total available for sale debt securities	$2,123,484	$2,203,506

	Amortized	Fair
	Cost	Value
Debt Securities Held to Maturity
Due in one year or less	$16,868	$16,996
Due after one year through five years	428,653	436,073
Due after five years through ten years	101,657	111,686
Due after ten years	1,297,304	1,324,381

Total held to maturity securities	$1,844,482	$1,889,136

The Company held no securities classified as trading at September 30, 2012 or December 31, 2011. The Company held no securities classified as held to maturity at December 31, 2011.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Securities (continued)

The details concerning securities classified as available for sale with unrealized losses as of September 30, 2012 follow (in thousands):

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Municipal obligations	545	3	960	1	1,505	4
Mortgage-backed securities	1,587	2	1,348	9	2,935	11
CMOs	49,995	33	—	—	49,995	33
Corporate debt securities	—	—	—	—	—	—
Equity securities	—	—	217	10	217	10

	$52,127	$38	$2,525	$20	$54,652	$58

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2011 follow (in thousands):

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Municipal obligations	18,854	42	—	—	18,854	42
Mortgage-backed securities	212,900	692	337	4	213,237	696
CMOs	296,860	2,193	—	—	296,860	2,193
Corporate debt securities	398	34	—	—	398	34
Equity securities	1,685	39	2	2	1,687	41

	$530,697	$3,000	$339	$6	$531,036	$3,006

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Securities (continued)

The details concerning securities classified as held to maturity with unrealized losses as of September 30, 2012 follow (in thousands):

Held to maturity
	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municpal obligations	$1,862	$5	$—	$—	1,862	$5
CMOs	308,580	747	74,499	959	383,079	$1,706

	$310,442	$752	$74,499	$959	$384,941	$1,711

Substantially all of the unrealized losses relate mainly to changes in market rates on fixed-rate debt securities since the respective purchase date. In all cases, the indicated impairment would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the obligor’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before full recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Securities with a fair value of approximately $2.4 billion at September 30, 2012 and $3.0 billion at December 31, 2011 were pledged primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses

Loans, net of unearned income, consisted of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Originated loans:
Commerical non-real estate	$2,416,143	$1,525,409
Construction and land development	628,067	540,806
Commercial real estate	1,421,526	1,259,757
Residential mortgages	757,471	487,147
Consumer	1,357,987	1,074,611

Total originated loans	$6,581,194	$4,887,730

Acquired loans:
Commerical non-real estate	$1,797,827	$2,236,758
Construction and land development	368,476	603,371
Commercial real estate	1,378,706	1,656,515
Residential mortgages	532,551	734,669
Consumer	219,962	386,540

Total acquired loans	$4,297,522	$5,617,853

Covered loans:
Commerical non-real estate	$21,855	$38,063
Construction and land development	48,094	118,828
Commercial real estate	106,775	82,651
Residential mortgages	271,618	285,682
Consumer	107,390	146,219

Total covered loans	$555,732	$671,443

Total loans:
Commerical non-real estate	$4,235,825	$3,800,230
Construction and land development	1,044,637	1,263,005
Commercial real estate	2,907,007	2,998,923
Residential mortgages	1,561,640	1,507,498
Consumer	1,685,339	1,607,370

Total loans	$11,434,448	$11,177,026

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following briefly describes the distinction between originated, acquired and covered loans and certain significant accounting policies relevant to each category.

Originated loans

Loans originated for investment are reported at the principal balance outstanding net of unearned income. Interest on loans and accretion of unearned income are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recognized in income as earned. The accrual of interest on originated loans is discontinued when it is determined to be probable that the borrower will not be able to meet payment obligations as they become due. The Company maintains an allowance for loan losses on originated loans that represents management’s estimate of probable losses inherent in this portfolio category. The methodology for estimating the allowance is described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As actual losses are incurred, they are charged against the allowance. Subsequent recoveries are added back to the allowance when collected.

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

The difference between the fair value of an acquired performing loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool. Management estimates an allowance for loan losses for acquired performing loans at each subsequent reporting date using a methodology similar to that used for originated loans. The allowance determined for each loan pool is compared to the remaining fair value discount for that pool. If the allowance is greater, the excess is added to the reported allowance through a provision for loan losses. If the allowance is less, no additional allowance or provision is recognized. Actual losses are first charged against any remaining fair value discount for the loan pool. Once the discount is fully depleted, losses are applied against the allowance established for that pool. Acquired performing loans are considered and reported as nonperforming and past due using the same criteria applied to the originated portfolio. The accrual of interest on acquired performing loans is discontinued when, in management’s opinion, it is probable that the borrower will be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Covered loans and the related FDIC loss share indemnification asset

The loans purchased in the 2009 acquisition of Peoples First Community Bank are covered by two loss share agreements between the FDIC and the Company that afford the Company significant loss protection. Covered loans are accounted for as acquired impaired loans as described above. The loss share indemnification asset is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferable should the loans be sold. The fair value of the indemnification asset at acquisition was estimated by discounting projected cash flows from the loss share agreements based on expected reimbursements for allowable loss claims, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the agreements. The discounted amount is accreted into non-interest income over the remaining life of the covered loan pool or the life of the loss share agreement.

In the following discussion and tables, commercial loans include the commercial non-real estate, construction and land development and commercial real estate loans categories shown in the previous table.

The following schedule shows activity in the allowance for loan losses, by portfolio segment and the corresponding recorded investment in loans, for the nine months ended September 30, 2012 and September 30, 2011.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Originated loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	September 30, 2012
Allowance for loan losses:
Beginning balance, January 1, 2012	$60,211	$4,894	$18,141	$83,246
Charge-offs	(18,036)	(4,889)	(11,663)	(34,588)
Recoveries	4,225	310	3,060	7,595
Net provision for loan losses	12,618	4,336	6,542	23,496
Increase in indemnification asset	—	—	—	—

Ending balance	$59,018	$4,651	$16,080	$79,749

Ending balance:
Individually evaluated for impairment	$8,469	$133	$—	$8,602
Ending balance:
Collectively evaluated for impairment	$50,549	$4,518	$16,080	$71,147
Loans:
Ending balance:	$4,465,736	$757,471	$1,357,987	$6,581,194
Ending balance:
Individually evaluated for impairment	$78,337	$7,524	$—	$85,861
Ending balance:
Collectively evaluated for impairment	$4,387,399	$749,947	$1,357,987	$6,495,333

Covered loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	September 30, 2012
Allowance for loan losses:
Beginning balance, January 1, 2012	$18,203	$9,024	$14,408	$41,635
Charge-offs	(22,839)	—	—	(22,839)
Recoveries	—	—	—	—
Net provision for loan losses (a)	12,744	2,196	(12,295)	2,645
Increase in indemnification asset (a)	22,650	11,189	562	34,401

Ending balance	$30,758	$22,409	$2,675	$55,842

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	$30,758	$22,409	$2,675	$55,842
Loans:
Ending balance:	$176,724	$271,618	$107,390	$555,732
Ending balance:
Individually evaluated for impairment	$5,769	$393	$—	$6,162
Ending balance:
Collectively evaluated for impairment	$170,955	$271,225	$107,390	$549,570

Total loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	September 30, 2012
Allowance for loan losses:
Beginning balance, January 1, 2012	$78,414	$13,918	$32,549	$124,881
Charge-offs	(40,875)	(4,889)	(11,663)	(57,427)
Recoveries	4,225	310	3,060	7,595
Net provision for loan losses (a)	25,362	6,532	(5,753)	26,141
Increase in indemnification asset (a)	22,650	11,189	562	34,401

Ending balance	$89,776	$27,060	$18,755	$135,591

Ending balance:
Individually evaluated for impairment	$8,469	$133	$—	$8,602
Ending balance:
Collectively evaluated for impairment	$81,307	$26,927	$18,755	$126,989
Loans:
Ending balance:	$8,187,469	$1,561,640	$1,685,339	$11,434,448
Ending balance:
Individually evaluated for impairment	$84,106	$7,917	$—	$92,023
Ending balance:
Collectively evaluated for impairment	$8,103,363	$1,553,723	$1,685,339	$11,342,425
Ending balance:
Acquired loans (b)	$3,545,009	$532,551	$219,962	$4,297,522

(a)	The Company increased the allowance by $37.0 million for losses related to impairment on certain pools of covered loans. This provision was mostly offset by a $34.4 million increase in the FDIC indemnification asset.
(b)	In accordance with purchase accounting rules, the Whitney loans were recorded at their fair value at the time of the acquisition, and the prior allowance for loan losses was eliminated. No allowance has been established on these acquired loans since the acquisition date. These loans are included in the ending balance of loans collectively evaluated for impairment.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Originated loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	September 30, 2011
Allowance for loan losses:
Beginning balance, January 1, 2011	$56,859	$4,626	$19,840	$81,325
Charge-offs	(25,598)	(1,774)	(8,855)	(36,227)
Recoveries	9,863	1,044	2,813	13,720
Net provision for loan losses	17,514	5,286	2,748	25,548
Increase in indemnification asset	—	—	—	—

Ending balance	$58,638	$9,182	$16,546	$84,366

Ending balance:
Individually evaluated for impairment	$5,959	$641	$—	$6,600
Ending balance:
Collectively evaluated for impairment	$52,679	$8,541	$16,546	$77,766
Loans:
Ending balance:	$3,119,291	$412,267	$1,001,162	$4,532,720
Ending balance:
Individually evaluated for impairment	$44,317	$5,199	$—	$49,516
Ending balance:
Collectively evaluated for impairment	$3,074,974	$407,068	$1,001,162	$4,483,204

Covered loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	September 30, 2011
Allowance for loan losses:
Beginning balance, January 1, 2011	$—	$—	$672	$672
Charge-offs	—	—	(375)	(375)
Recoveries	—	—	—	—
Net provision for loan losses (a)	1,328	—	345	1,673
Increase in indemnification asset (a)	19,583	—	12,194	31,777

Ending balance	$20,911	$—	$12,836	$33,747

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	$20,911	$—	$12,836	$33,747
Loans:
Ending balance:	$301,960	$262,246	$157,625	$721,831
Ending balance:
Individually evaluated for impairment	$32,869	$1,237	$—	$34,106
Ending balance:
Collectively evaluated for impairment	$269,091	$261,009	$157,625	$687,725

Total loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	September 30, 2011
Allowance for loan losses:
Beginning balance, January 1, 2011	$56,859	$4,626	$20,512	$81,997
Charge-offs	(25,598)	(1,774)	(9,230)	(36,602)
Recoveries	9,863	1,044	2,813	13,720
Net provision for loan losses (a)	18,842	5,286	3,093	27,221
Increase in indemnification asset (a)	19,583	—	12,194	31,777

Ending balance	$79,549	$9,182	$29,382	$118,113

Ending balance:
Individually evaluated for impairment	$5,959	$641	$—	$6,600
Ending balance:
Collectively evaluated for impairment	$73,590	$8,541	$29,382	$111,513
Loans:
Ending balance:	$8,075,247	$1,451,506	$1,575,516	$11,102,269
Ending balance:
Individually evaluated for impairment	$77,186	$6,436	$—	$83,622
Ending balance:
Collectively evaluated for impairment	$7,998,061	$1,445,070	$1,575,516	$11,018,647
Ending balance:
Acquired loans (b)	$4,653,996	$776,993	$416,729	$5,847,718

(a)	The Company increased the allowance by $33.4 million for losses related to impairment on certain pools of covered loans. This provision was mostly offset by a $31.8 million increase in the FDIC indemnification asset.
(b)	In accordance with purchase accounting rules, the Whitney loans were recorded at their fair value at the time of the acquisition, and the prior allowance for loan losses was eliminated. No allowance has been established on these acquired loans since the acquisition date. These loans are included in the ending balance of loans collectively evaluated for impairment.

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

	September 30,	December 31,
	2012	2011
	(In thousands)
Originated loans:
Commercial	$112,165	$55,046
Residential mortgages	11,288	24,406
Consumer	4,588	3,855

Total originated loans	$128,041	$83,307

Acquired loans:
Commercial	$12,838	$—
Residential mortgages	7,606	—
Consumer	2,480	1,117

Total acquired loans	$22,924	$1,117

Covered loans:
Commercial	$5,769	$18,209
Residential mortgages	393	637
Consumer	—	—

Total covered loans	$6,162	$18,846

Total loans:
Commercial	$130,772	$73,255
Residential mortgages	19,287	25,043
Consumer	7,068	4,972

Total loans	$157,127	$103,270

The amount of interest that would have been recorded on nonaccrual loans and taken into income for the nine months ended September 30, 2012 was approximately $5.8 million. Interest actually received on nonaccrual loans during the nine months ended September 30, 2012 was $1.4 million.

Included in nonaccrual loans at September 30, 2012 is $21.6 million in restructured commercial loans. Total troubled debt restructurings (TDRs) as of September 30, 2012 were $32.3 million and $18.1 million at December 31, 2011. Modified acquired impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The table below details the troubled debt restructurings (TDR) that occurred for the three and nine months ended September 30, 2012 and 2011 by portfolio segment (dollar amounts in thousands). During these periods, no loan modified as a TDR defaulted within twelve months of its modification date. A reserve analysis is completed on all loans that have been determined to be troubled debt restructurings by management. All troubled debt restructurings are rated substandard and are considered impaired in calculating the allowance for loan losses.

	Three Months Ended
	September 30, 2012			September 30, 2011
Troubled Debt Restructurings:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Originated loans:
Commercial	9	$11,350	$11,974	1	$15,855	$13,425
Residential mortgages	3	997	847	(2)	(711)	(695)
Consumer	—	—	—	—	—	—

Total originated loans	12	$12,347	$12,821	(1)	$15,144	$12,730

Aquired loans:
Commercial	—	$—	$—	—	$—	$—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total acquired loans	—	$—	$—	—	$—	$—

Covered loans:
Commercial	—	$—	$—	—	$—	$—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total covered loans	—	$—	$—	—	$—	$—

Total loans:
Commercial	9	$11,350	$11,974	1	$15,855	$13,425
Residential mortgages	3	997	847	(2)	(711)	(695)
Consumer	—	—	—	—	—	—

Total loans	12	$12,347	$12,821	(1)	$15,144	$12,730

Three Months Ended
	September 30, 2012		September 30, 2011
Troubled Debt Restructurings That Subsequently Defaulted:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Originated loans:
Commercial	—	$—	2	$742
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total originated loans	—	$—	2	$742

Aquired loans:
Commercial	—	$—	—	$—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total acquired loans	—	$—	—	$—

Covered loans:
Commercial	—	$—	—	$—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total covered loans	—	$—	—	$—

Total loans:
Commercial	—	$—	2	$742
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total loans	—	$—	2	$742

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

	Nine Months Ended
	September 30, 2012			September 30, 2011
Troubled Debt Restructurings:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Originated loans:
Commercial	7	$14,360	$13,369	11	$3,447	$1,822
Residential mortgages	3	960	825	(1)	(546)	(415)
Consumer	—	—	—	—	—	—

Total originated loans	10	$15,320	$14,194	10	$2,901	$1,407

Aquired loans:
Commercial	—	$—	$—	—	$—	$—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total acquired loans	—	$—	$—	—	$—	$—

Covered loans:
Commercial	—	$—	$—	—	$—	$—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total covered loans	—	$—	$—	—	$—	$—

Total loans:
Commercial	7	$14,360	$13,369	11	$3,447	$1,822
Residential mortgages	3	960	825	(1)	(546)	(415)
Consumer	—	—	—	—	—	—

Total loans	10	$15,320	$14,194	10	$2,901	$1,407

Nine Months Ended
	September 30, 2012		September 30, 2011
Troubled Debt Restructurings That Subsequently Defaulted:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Originated loans:
Commercial	—	$—	2	$742
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total originated loans	—	$—	2	$742

Aquired loans:
Commercial	—	$—	—	$—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total acquired loans	—	$—	—	$—

Covered loans:
Commercial	—	$—	—	$—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total covered loans	—	$—	—	$—

Total loans:
Commercial	—	$—	2	$742
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total loans	—	$—	2	$742

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following table presents impaired loans disaggregated by class at September 30, 2012 and December 31, 2011:

September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial	$36,994	$61,108	$—	$17,661	$273
Residential mortgages	6,520	10,862	—	2,863	149
Consumer	—	—	—	—	—

	43,514	71,970	—	20,524	422
With an allowance recorded:
Commercial	41,343	48,853	8,469	39,278	319
Residential mortgages	1,004	1,210	133	5,642	—
Consumer	—	—	—	—	—

	42,347	50,063	8,602	44,920	319
Total:
Commercial	78,337	109,961	8,469	56,939	592
Residential mortgages	7,524	12,072	133	8,505	149
Consumer	—	—	—	—	—

Total originated loans	$85,861	$122,033	$8,602	$65,444	$741

Covered loans:
With no related allowance recorded:
Commercial	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded: (a)
Commercial	5,769	13,082	—	9,634	—
Residential mortgages	393	787	—	506	—
Consumer	—	—	—	—	—

	6,162	13,869	—	10,140	—
Total:
Commercial	5,769	13,082	—	9,634	—
Residential mortgages	393	787	—	506	—
Consumer	—	—	—	—	—

Total covered loans	$6,162	$13,869	$—	$10,140	$—

Total loans:
With no related allowance recorded:
Commercial	36,994	61,108	—	17,661	273
Residential mortgages	6,520	10,862	—	2,863	149
Consumer	—	—	—	—	—

	43,514	71,970	—	20,524	422
With an allowance recorded:
Commercial	47,112	61,935	8,469	48,912	319
Residential mortgages	1,397	1,997	133	6,148	—
Consumer	—	—	—	—	—

	48,509	63,932	8,602	55,060	319
Total:
Commercial	84,106	123,043	8,469	66,573	592
Residential mortgages	7,917	12,859	133	9,011	149
Consumer	—	—	—	—	—

Total loans	$92,023	$135,902	$8,602	$75,584	$741

(a)	Impaired Cost Recovery loans generally will not have an allowance as the balance is charged down as the impairment is recognized.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial	$10,177	$24,935	$—	$13,992	$359
Residential mortgages	1,153	1,957	—	1,087	58
Consumer	—	—	—	—	—

	11,330	26,892	—	15,079	417
With an allowance recorded:
Commercial	28,034	33,168	6,988	31,959	254
Residential mortgages	4,090	5,360	551	5,007	7
Consumer	—	—	—	—	—

	32,124	38,528	7,539	36,966	261
Total:
Commercial	38,211	58,103	6,988	45,951	613
Residential mortgages	5,243	7,317	551	6,094	65
Consumer	—	—	—	—	—

Total originated loans	$43,454	$65,420	$7,539	$52,045	$678

Covered loans:
With no related allowance recorded:
Commercial	17,874	21,757	—	4,469	—
Residential mortgages	429	845	—	1,847	—
Consumer	—	—	—	—	—

	18,303	22,602	—	6,316	—
With an allowance recorded:
Commercial	335	335	9	27,765	—
Residential mortgages	208	228	19	52	—
Consumer

	543	563	28	27,817	—
Total:
Commercial	18,209	22,092	9	32,234	—
Residential mortgages	637	1,073	19	1,899	—
Consumer	—	—	—	—	—

Total covered loans	$18,846	$23,165	$28	$34,133	$—

Total loans:
With no related allowance recorded:
Commercial	28,051	46,692	—	18,461	359
Residential mortgages	1,582	2,802	—	2,934	58
Consumer	—	—	—	—	—

	29,633	49,494	—	21,395	417
With an allowance recorded:
Commercial	28,369	33,503	6,997	59,724	254
Residential mortgages	4,298	5,588	570	5,059	7
Consumer	—	—	—	—	—

	32,667	39,091	7,567	64,783	261
Total:
Commercial	56,420	80,195	6,997	78,185	613
Residential mortgages	5,880	8,390	570	7,993	65
Consumer	—	—	—	—	—

Total loans	$62,300	$88,585	$7,567	$86,178	$678

No acquired loans were evaluated individually for impairment at September 30, 2012 or December 31, 2011.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Covered loans and loans acquired with existing credit impairment with an accretable yield are considered to be current in the following delinquency table. Certain covered loans accounted for using the cost recovery method are disclosed according to their contractual payment status below. The following table presents the age analysis of past due loans at September 30, 2012 and December 31, 2011:

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days
September 30, 2012	past due	past due	past due	past due	Current	Loans	and accruing
	(In thousands)
Originated loans:
Commercial	$21,202	$9,456	$64,986	$95,644	$4,370,092	$4,465,736	$4,019
Residential mortgages	118	2,175	9,120	11,413	746,058	757,471	—
Consumer	5,338	1,333	5,014	11,685	1,346,302	1,357,987	2,404

Total	$26,658	$12,964	$79,120	$118,742	$6,462,452	$6,581,194	$6,423

Acquired loans:
Commercial	$18,413	$6,226	$8,694	$33,333	$3,511,676	$3,545,009	$1,435
Residential mortgages	2,930	2,346	6,439	11,715	520,836	532,551	1,020
Consumer	625	293	1,939	2,857	217,105	219,962	28

Total	$21,968	$8,865	$17,072	$47,905	$4,249,617	$4,297,522	$2,483

Covered loans:
Commercial	$—	$—	$5,028	$5,028	$171,696	$176,724	$—
Residential mortgages	—	—	393	393	271,225	271,618	—
Consumer	—	—	—	—	107,390	107,390	—

Total	$—	$—	$5,421	$5,421	$550,311	$555,732	$—

Total loans:
Commercial	$39,615	$15,682	$78,708	$134,005	$8,053,464	$8,187,469	$5,454
Residential mortgages	3,048	4,521	15,952	23,521	1,538,119	1,561,640	1,020
Consumer	5,963	1,626	6,953	14,542	1,670,797	1,685,339	2,432

Total	$48,626	$21,829	$101,613	$172,068	$11,262,380	$11,434,448	$8,906

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days
December 31, 2011	past due	past due	past due	past due	Current	Loans	and accruing
	(In thousands)
Originated loans:
Commercial	$23,996	$943	$58,867	$83,806	$3,242,166	$3,325,972	$3,821
Residential mortgages	17,884	4,364	25,400	47,648	439,499	487,147	994
Consumer	1,803	2,481	3,911	8,195	1,066,416	1,074,611	56

Total	$43,683	$7,788	$88,178	$139,649	$4,748,081	$4,887,730	$4,871

Acquired loans:
Commercial	$—	$—	$—	$—	$4,496,644	$4,496,644	$—
Residential mortgages	—	—	—	—	734,669	734,669	—
Consumer	1,698	430	2,126	4,254	382,286	386,540	1,009

Total	$1,698	$430	$2,126	$4,254	$5,613,599	$5,617,853	$1,009

Covered loans:
Commercial	$—	$—	$18,209	$18,209	$221,333	$239,542	$—
Residential mortgages	—	—	637	637	285,045	285,682	—
Consumer	—	—	—	—	146,219	146,219	—

Total	$—	$—	$18,846	$18,846	$652,597	$671,443	$—

Total loans:
Commercial	$23,996	$943	$77,076	$102,015	$7,960,143	$8,062,158	$3,821
Residential mortgages	17,884	4,364	26,037	48,285	1,459,213	1,507,498	994
Consumer	3,501	2,911	6,037	12,449	1,594,921	1,607,370	1,065

Total	$45,381	$8,218	$109,150	$162,749	$11,014,277	$11,177,026	$5,880

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following table presents the credit quality indicators of the Company’s various classes of loans at September 30, 2012 and December 31, 2011. December 31, 2011 commercial-originated and commercial-acquired, pass and substandard grades, were restated due to the correction of a misclassification. Commercial-originated pass was overstated with commercial-originated substandard understated by $91.6 million. Commercial-acquired pass was understated and commercial-acquired substandard was overstated by the same amount. Portfolio totals by risk grade were unchanged.

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	September 30, 2012				December 31, 2011
	Commercial -	Commercial -	Commercial -	Total	Commercial -	Commercial -	Commercial -	Total
	originated	acquired	covered	commercial	originated	acquired	covered	commercial
	(In thousands)				(In thousands)
Grade:
Pass	$4,027,383	$3,239,019	$31,170	$7,297,572	$3,019,100	$3,974,463	$16,843	$7,010,406
Pass-Watch	85,989	76,231	20,285	182,505	76,393	60,042	13,606	150,041
Special Mention	79,617	42,967	6,720	129,304	35,155	125,852	9,368	170,375
Substandard	272,267	186,541	55,677	514,485	194,900	334,357	124,371	653,628
Doubtful	480	251	62,865	63,596	424	1,930	75,242	77,596
Loss	—	—	7	7	—	—	112	112

Total	$4,465,736	$3,545,009	$176,724	$8,187,469	$3,325,972	$4,496,644	$239,542	$8,062,158

Residential Mortgage Credit Exposure Credit Risk Profile by Internally Assigned Grade
	September 30, 2012				December 31, 2011
	Residential	Residential	Residential	Total	Residential	Residential	Residential	Total
	mortgages -	mortgages -	mortgages -	residential	mortgages -	mortgages -	mortgages -	residential
	originated	acquired	covered	mortgages	originated	acquired	covered	mortgages
	(In thousands)				(In thousands)
Grade:
Pass	$730,385	$491,450	$128,240	$1,350,075	$460,261	$673,751	$120,180	$1,254,192
Pass-Watch	3,422	3,686	15,000	22,108	7,499	1,773	18,133	27,405
Special Mention	784	5,879	3,050	9,713	542	9,686	3,286	13,514
Substandard	22,880	31,480	107,184	161,544	18,845	48,581	139,643	207,069
Doubtful	—	56	18,144	18,200	—	878	4,440	5,318
Loss	—	—	—	—	—	—	—	—

Total	$757,471	$532,551	$271,618	$1,561,640	$487,147	$734,669	$285,682	$1,507,498

Consumer Credit Exposure Credit Risk Profile Based on Payment Activity
	September 30, 2012				December 31, 2011
	Consumer -	Consumer -	Consumer -	Total	Consumer -	Consumer -	Consumer -	Total
	originated	acquired	covered	Consumer	originated	acquired	covered	Consumer
	(In thousands)				(In thousands)
Performing	$1,353,399	$217,482	$107,390	$1,678,271	$1,070,756	$385,423	$146,219	$1,602,398
Nonperforming	4,588	2,480	—	7,068	3,855	1,117	—	4,972

Total	$1,357,987	$219,962	$107,390	$1,685,339	$1,074,611	$386,540	$146,219	$1,607,370

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

•

Special Mention - These credits exhibit some signs of “Watch,” but to a greater magnitude. These credits constitute an undue and unwarranted credit risk, but not to a point of justifying a classification of “Substandard.” They have weaknesses that, if not checked or corrected, weaken the asset or inadequately protect the bank.

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

The Company held $51.1 million and $72.4 million, respectively, in loans held for sale at September 30, 2012 and December 31, 2011. Of the $51.1 million, $4.9 million are problem commercial loans held for sale. The remainder of $46.2 million represents mortgage loans originated for sale, which are carried at the lower of cost or estimated fair value. Residential mortgage loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Changes in the carrying amount of acquired impaired loans and accretable yield are presented in the following table for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	September 30, 2012				December 31, 2011
	Covered		Non-covered		Covered		Non-covered
	Carrying		Carrying		Carrying		Carrying
	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable
	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield
(In thousands)
Balance at beginning of period	$671,443	$153,137	$339,452	$130,691	$809,459	$107,638	$—	$—
Additions	—	—	—	—	—	—	535,489	132,136
Payments received, net	(150,344)	—	(181,287)	—	(193,432)	—	(206,306)	—
Accretion	34,633	(34,633)	38,826	(38,826)	55,416	(55,416)	10,269	(22,719)
Decrease in expected cash flows based on actual cash flow and changes in cash flow assumptions	—	(9,807)	—	(6,180)	—	(18,930)	—	(26,630)
Net transfers from nonaccretable difference to accretable yield	—	18,967	—	95,308	—	119,845	—	47,904

Balance at end of period	$555,732	$127,664	$196,991	$180,993	$671,443	$153,137	$339,452	$130,691

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

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

Fair Values of Derivative Instruments on the Balance Sheet

The Company has made an accounting policy election to use the exception in Accounting Standards Codification (ASC) 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in ASC 820-10-35-18G. The table below presents the fair value (in thousands) of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	As of September 30, 2012		As of December 31, 2011		As of September 30, 2012		As of December 31, 2011
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate products	Other assets	$—	Other assets	$—	Other liabilities	$437	Other liabilities	$107

Total derivatives designated as hedging instruments		$—		$—		$437		$107

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$21,198	Other assets	$14,952	Other liabilities	$21,986	Other liabilities	$15,536

Total derivatives not designated as hedging instruments		$21,198		$14,952		$21,986		$15,536

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to decrease volatility in interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of September 30, 2012, the Company had one interest rate swap with an aggregate notional amount of $140.0 million that was designated as a cash flow hedge of the Company’s forecasted variable cash flows under a variable-rate term loan agreement.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on AOCI was insignificant during 2011, and the impact of reclassifications on earnings during 2012 has been and is expected to continue to be insignificant. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three or nine months ended September 30, 2012. Amounts reported in AOCI related to these derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $0.4 million will be reclassified as a decrease to interest expense.

Derivatives Not Designated as Hedges

The Company’s derivatives not designated as hedges result from a service the Banks provide to certain customers and are not speculative in nature. The Banks execute interest rate derivatives, primarily rate swaps, with commercial banking customers to facilitate their risk management strategies. The Banks simultaneously enters into offsetting agreements with unrelated financial institutions, thereby minimizing its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of September 30, 2012, the Banks had entered into interest rate derivatives, including both customer and offsetting agreements, with an aggregate notional amount of $888.4 million related to this program.

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the three and nine months ended September 30, 2012 and 2011.

Credit-risk-related Contingent Features

Certain of the Banks’ derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Banks’ credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of a Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of September 30, 2012, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $18.9 million, for which the Banks had posted collateral of $17.5 million.

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

Following is a summary of the information used in the computation of earnings per common share using the two-class method (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income to common shareholders	$46,984	$30,378	$104,783	$57,793
Net income allocated to participating securities - basic and diluted	281	101	844	252

Net income allocated to common shareholders - basic and diluted	$46,703	$30,277	$103,939	$57,541

Denominator:
Weighted-average common shares - basic	84,777	84,699	84,757	59,149
Dilutive potential common shares	855	286	768	293

Weighted average common shares - diluted	85,632	84,985	85,525	59,442

Earnings per common share:
Basic	$0.55	$0.36	$1.23	$0.97
Diluted	$0.55	$0.36	$1.22	$0.97

7. Share-Based Payment Arrangements

Stock Option Plans

Hancock maintains incentive compensation plans that provide for awards of share-based compensation for employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 13 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

7. Share-Based Payment Arrangements (continued)

A summary of option activity for the nine months ended September 30, 2012 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	1,686,907	$41.05
Granted	152,140	29.73
Exercised	(41,099)	22.33
Forfeited or expired	(199,299)	57.67

Outstanding at September 30, 2012	1,598,649	$38.38	5.4	$977

Exercisable at September 30, 2012	955,215	$42.29	3.4	$584

152,140 stock options were granted on May 24, 2012 with a fair value on the grant date of $8.43 per share. The fair value of each option award was estimated as of the grant date using the Black-Scholes-Merton option-pricing model. The significant assumptions made in applying the option-pricing model are noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant.

Expected volatility	38.64%
Dividend yield	3.23%
Expected term	6.58 years
Risk-free interest rate	1.78%

The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $0.5 million and $0.1 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

7. Share-Based Payment Arrangements (continued)

A summary of the status of the Company’s nonvested restricted share awards as of September 30, 2012, and changes during the nine months ended September 30, 2012, is presented below. These restricted shares are subject to service requirements.

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2012	1,460,776	$25.66
Granted	536,252	23.51
Vested	(28,032)	40.54
Forfeited	(91,204)	30.03

Nonvested at September 30, 2012	1,877,792	$24.62

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

As of September 30, 2012, there was $30.4 million of total unrecognized compensation expense related to nonvested restricted shares and performance shares. This compensation is expected to be recognized in expense over a weighted-average period of 3.3 years. The total fair value of restricted shares which vested during the nine months ended September 30, 2012 and 2011 was $0.9 million and $8.0 million, respectively.

8. Retirement Plans

The Company has defined benefit pension plans covering legacy Hancock employees as well as plans covering certain legacy Whitney employees. The Whitney plans have been closed to new participants since 2008, and benefit accruals have been frozen for participants who did not meet certain vesting, age and years of service criteria as of December 31, 2008. The Company also sponsors defined benefit postretirement plans for both legacy Hancock and legacy Whitney employees that provide health care and life insurance benefits. Benefits under the Whitney plan are restricted to retirees who were already receiving benefits at the time of plan amendments in 2007 or active participants who were eligible to receive benefits as of December 31, 2007. The Company is in the process of reviewing all retirement benefit plans to determine appropriate changes needed to transition employees into the appropriate combined benefit plans.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

8. Retirement Plans (continued)

The following tables show the components of net periodic benefits cost included in expense for both the Hancock and Whitney Plans for the three-month and nine-month periods of 2012 and 2011. The Whitney plans reflect amounts from the date of the merger in June 2011.

Hancock Plans

	Pension Benefits		Other Post- retirement Benefits
	Three Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$1,703	$1,173	$48	$34
Interest cost	1,484	1,363	209	153
Expected return on plan assets	(2,101)	(1,372)	—	—
Amortization of prior service cost	—	—	(13)	(13)
Amortization of net loss	1,220	585	176	135
Amortization of transition obligation	—	—	1	1

Net periodic benefit cost	$2,306	$1,749	$421	$310

	Pension Benefits		Other Post- retirement Benefits
	Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$5,109	$3,517	$144	$103
Interest cost	4,451	4,089	627	458
Expected return on plan assets	(6,302)	(4,117)	—	—
Amortization of prior service cost	—	—	(41)	(40)
Amortization of net loss	3,660	1,757	530	404
Amortization of transition obligation	—	—	4	4

Net periodic benefit cost	$6,918	$5,246	$1,264	$929

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

8. Retirement Plans (continued)

Whitney Plans

	Pension Benefits				Other Post-
	Qualified		Nonqualified		retirement Benefits
	Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
	(In thousands)
Service cost	$1,533	$1,607	$13	$12	$—	$—
Interest cost	2,645	2,856	172	188	152	205
Expected return on plan assets	(4,249)	(4,126)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss	411	—	14	—	—	—
Amortization of transition obligation	—	—	—	—	—	—

Net periodic benefit cost	$340	$337	$199	$200	$152	$205

	Pension Benefits				Other Post-
	Qualified		Nonqualified		retirement Benefits
	Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
	(In thousands)
Service cost	$4,597	$2,144	$37	$16	$—	$—
Interest cost	7,937	3,808	516	250	456	274
Expected return on plan assets	(12,747)	(5,502)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss	1,234	—	42	—	—	—
Amortization of transition obligation	—	—	—	—	—	—

Net periodic benefit cost	$1,021	$450	$595	$266	$456	$274

The Company contributed approximately $22 million to its pension plans for the first nine months in 2012 and anticipates making a total contribution of $26 million for all of 2012. The Company contributed approximately $1.3 million to its post-retirement plans for the first nine months in 2012. For the entire year, the Company anticipates a total contribution of $1.7 million in 2012.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

9. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Income from bank owned life insurance	$2,774	$3,108	$8,452	$6,271
Safety deposit box income	502	541	1,524	1,077
Credit related fees	1,545	2,261	5,130	3,573
Income from derivatives	455	101	2,091	95
Gain/(loss) on sale of assets	1,991	(64)	2,195	544
Other miscellaneous	2,503	2,219	6,709	4,611

Total other noninterest income	$9,770	$8,166	$26,101	$16,171

10. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Insurance expense	$1,207	$1,724	$4,428	$2,878
Ad valorem and franchise taxes	2,185	1,768	6,608	4,362
Printing and supplies	1,488	1,846	6,162	3,931
Public relations and contributions	1,065	1,067	4,827	2,291
Travel expense	1,282	1,183	4,464	2,248
Other real estate owned expense, net	4,590	3,528	11,630	6,829
Tax credit investment amortization	1,513	1,513	4,538	1,728
Other miscellaneous	4,488	11,829	19,311	18,466

Total other noninterest expense	$17,818	$24,458	$61,968	$42,733

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

11. Segment Reporting (continued)

	Three Months Ended September 30, 2012
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$73,558	$110,917	$6,068	$(1,338)	$189,205
Interest expense	(5,402)	(5,669)	(2,100)	1,222	$(11,949)

Net interest income	68,156	105,248	3,968	(116)	177,256

Provision for loan losses	(4,814)	(2,353)	(934)	—	(8,101)
Noninterest income	20,205	31,938	10,722	(23)	62,842
Depreciation and amortization	(3,830)	(3,981)	(256)	—	(8,067)
Other noninterest expense	(59,821)	(90,087)	(11,761)	22	(161,647)
Securities transactions	94	823	—	—	917

Income before income taxes	19,989	41,588	1,739	(117)	63,200
Income tax expense	5,433	10,130	653	—	16,216

Net income	$14,556	$31,458	$1,086	$(117)	$46,984

Goodwill	$94,130	$530,265	$4,482	$—	$628,877

Total assets	$6,390,378	$12,343,043	$2,737,061	$(2,946,352)	$18,524,130

Total interest income from affiliates	$1,010	$328	$—	$(1,338)	$—

Total interest income from external customers	$72,548	$110,589	$6,068	$—	$189,205

	Three Months Ended September 30, 2011
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$49,925	$144,049	$5,051	$(1,330)	$197,695
Interest expense	(9,230)	(10,593)	(2,044)	1,214	$(20,653)

Net interest income	40,695	133,456	3,007	(116)	177,042

Provision for loan losses	(2,651)	(6,278)	(327)	—	(9,256)
Noninterest income	22,425	37,471	5,048	(7)	64,937
Depreciation and amortization	(2,062)	(4,144)	(177)	—	(6,383)
Other noninterest expense	(47,933)	(133,643)	(6,083)	23	(187,636)
Securitites transactions	—	—	16	—	16

Income before income taxes	10,474	26,862	1,484	(100)	38,720
Income tax expense	2,220	5,285	837	—	8,342

Net income	$8,254	$21,577	$647	$(100)	$30,378

Goodwill	$23,386	$601,820	$4,482	$—	$629,688

Total assets	$4,949,379	$14,121,103	$2,915,127	$(2,569,920)	$19,415,689

Total interest income from affiliates	$1,080	$250	$—	$(1,330)	$—

Total interest income from external customers	$48,845	$143,799	$5,051	$—	$197,695

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

11. Segment Reporting (continued)

		Nine Months Ended September 30, 2012
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$201,525	$355,776	$17,839	$(3,730)	$571,410
Interest expense	(17,587)	(19,915)	(6,290)	3,385	(40,407)

Net interest income	183,938	335,861	11,549	(345)	531,003

Provision for loan losses	(7,313)	(18,696)	(132)	—	(26,141)
Noninterest income	59,644	98,122	30,149	(27)	187,888
Depreciation and amortization	(10,884)	(13,596)	(749)	—	(25,229)
Other noninterest expense	(174,796)	(320,985)	(34,166)	27	(529,920)
Securities transactions	98	824	7	—	929

Income before income taxes	50,687	81,530	6,658	(345)	138,530
Income tax expense	11,808	18,938	3,001	—	33,747

Net income	$38,879	$62,592	$3,657	$(345)	$104,783

Goodwill	$94,130	$530,265	$4,482	$—	$628,877

Total assets	$6,390,378	$12,343,043	$2,737,061	$(2,946,352)	$18,524,130

Total interest income from affiliates	$3,033	$697	$—	$(3,730)	$—

Total interest income from external customers	$198,492	$355,079	$17,839	$—	$571,410

		Nine Months Ended September 30, 2011
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$146,915	$237,907	$14,684	$(3,801)	$395,705
Interest expense	(31,262)	(20,661)	(4,372)	3,455	(52,840)

Net interest income	115,653	217,246	10,312	(346)	342,865

Provision for loan losses	(13,615)	(11,981)	(1,625)	—	(27,221)
Noninterest income	66,506	65,356	13,998	(26)	145,834
Depreciation and amortization	(6,572)	(6,634)	(532)	—	(13,738)
Other noninterest expense	(132,716)	(223,755)	(18,268)	73	(374,666)
Securities transactions	(51)	20	(40)	—	(71)

Income before income taxes	29,205	40,252	3,845	(299)	73,003
Income tax expense	4,790	8,737	1,683	—	15,210

Net income	$24,415	$31,515	$2,162	$(299)	$57,793

Goodwill	$23,386	$601,820	$4,482	$—	$629,688

Total assets	$4,949,379	$14,121,103	$2,915,127	$(2,569,920)	$19,415,689

Total interest income from affiliates	$3,347	$454	$—	$(3,801)	$—

Total interest income from external customers	$143,568	$237,453	$14,684	$—	$395,705

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

12. New Accounting Pronouncements

In October 2012, FASB issued an update for entities that recognize an indemnification asset as a result of a government-assisted acquisition of a financial institution. When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company’s current accounting policy complies with the new update.

In July 2012, FASB issued an update that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

(Unaudited)

12. New Accounting Pronouncements (continued)

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

The Whitney transaction was accounted for using the purchase method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired, excluding goodwill, totaled $11.2 billion, including $6.5 billion in loans, $2.6 billion of investment securities, and $224 million of identifiable intangible assets. Liabilities assumed were $10.1 billion, including $9.2 billion of deposits. Goodwill of $589 million was calculated as the excess of the consideration exchanged over the net identifiable assets acquired. In 2012, goodwill was reduced $22.2 million for deferred tax purchase accounting adjustments.

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

Nine Months Ended
September 30, 2011
(In millions)
Total revenues, net of interest expense	$723
Net Income	88

See the Company’s 2011 Annual Report on Form 10-K for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Acquisition of Whitney Holding Corporation

  On June 4, 2011, Hancock acquired all of the outstanding common stock of Whitney Holding Corporation (Whitney), the parent of Whitney National Bank based in New Orleans, Louisiana, in a stock and cash transaction. Whitney common shareholders received 0.418 shares of Hancock common stock in exchange for each share of Whitney stock, resulting in Hancock issuing 40.8 million common shares at a fair value of $1.3 billion. Whitney’s preferred stock and common stock warrant issued under TARP were purchased by the Company for $307.7 million and retired as part of the merger transaction. In total, the purchase price was approximately $1.6 billion. The fair value of the assets acquired, excluding goodwill, was initially estimated at $11.2 billion, including $6.5 billion in loans, $2.4 billion of investment securities, and $224 million of identifiable intangibles. The fair value of the liabilities assumed was initially estimated at $10.1 billion, including $9.2 billion of deposits. In September 2011, seven Whitney Bank branches located on the Mississippi Gulf Coast and one branch located in Louisiana with approximately $47 million in loans and $180 million in deposits were divested in order to resolve branch concentration concerns of the U.S. Department of Justice relating to the merger. Following a reorganization coincident with the core systems conversion on March 15, 2012, the Company’s Hancock Bank subsidiary operates in Mississippi, Alabama and Florida, and the Whitney Bank subsidiary operates in Louisiana and Texas. Hancock Bank and Whitney Bank are referred to collectively as the “Banks.”

Recent Economic and Industry Developments

Recent reports from the Federal Reserve point to a modest expansion of economic activity throughout most of Hancock’s market area, but they also recognize significant risks to maintaining this level of activity or attaining an increased level of sustainable economic growth. Manufacturing continued to grow overall, although the current performance and near-term prospects varied among the different sectors. Activity at energy-related businesses, which are concentrated mainly in Hancock’s south Louisiana and Houston, Texas market areas, remained generally strong. Tourism and convention activity, which is important to several of the Company’s market areas, also remained strong with a positive near-term outlook. Retail sales activity is generally improved from prior year levels and sales levels in certain markets continue to outperform the national average. Buying behavior suggests consumers remain conservative in managing their personal finances. Strong auto demand was supported by dealer incentives, low-cost financing options and healthy trade-in values.

The real estate market for both residential and commercial properties continues to show some improvement. Home sales are growing modestly year-over-year growth and prices are stabilizing and trending higher for some markets and product categories. New home construction activity has shown some improvement. These are encouraging signs of a modest but strengthening recovery in the housing market, albeit from a low and, in some markets, severely depressed level of sales and prices. The sustainability of a housing market recovery will be sensitive to the continued availability of attractive financing rates, the ability of prospective homeowners to meet underwriting standards, the rate of foreclosed properties entering the market and consumer expectations about future economic conditions, among other factors. The commercial real estate market saw solid growth in occupancy and increased rental rates in the apartment sector, with smaller improvements noted in the leasing of office and industrial properties and a mixed performance in the retail sector. Commercial real estate construction activity has been generally stable, supported mainly by demand for new multi-family complexes. Growth in commercial construction will depend in large part on further improvement in overall economic activity and increased confidence that these improvements can be sustained.

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

Highlights of Third Quarter 2012 Financial Results

Net income for the third quarter of 2012 was $47.0 million, or $0.55 per diluted common share, compared to $39.3 million, or $0.46 in the second quarter of 2012. Net income was $30.4 million, or $.36, in the third quarter of 2011. Pre-tax earnings for the third quarter of 2012 included no merger-related costs. The second quarter of 2012 and third quarter of 2011 included pre-tax merger-related costs of $11.9 million and $22.8 million, respectively.

Operating income for the third quarter of 2012 was $49.8 million or $0.58 per diluted common share, compared to $47.0 million, or $0.55 in the second quarter of 2012. Operating income was $45.2 million, or $0.53, in the third quarter of 2011. Operating income is defined as net income excluding tax-effected merger-related costs and securities transactions gains or losses. In addition, for the third quarter of 2012, operating results exclude the tax-effected impact of the expenses associated with the repurchase of a portion of Whitney Bank’s subordinated debt. The Selected Financial Data below includes a reconciliation of net income to operating income.

Hancock’s return on average assets, excluding merger-related expenses, securities transactions and debt repurchase expense, was 1.07% for the third quarter of 2012, compared to 1.00% in the second quarter of 2012, and 0.92% in the third quarter a year ago.

Total assets at September 30, 2012, were $18.5 billion, compared to $18.8 billion at June 30, 2012 and $19.4 billion at September 30, 2011. Average total assets for the third quarter of 2012 were $18.6 billion compared to $19.0 billion in the second quarter of 2012.

Hancock remains well capitalized, with total equity of $2.4 billion. The Company's tangible common equity ratio at September 30, 2012 was 9.09%, a 37 basis point increase over the prior quarter, and 53 basis points over the ratio at September 30, 2011.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (taxable equivalent or TE) for the third quarter totaled $180.1 million, basically flat compared to both the prior quarter and the same quarter in 2011. Average earning assets for the third quarter of 2012 were $15.8 billion, down $336 million (2%) from the second quarter and $761 million (5%) from the same quarter in 2011. The third quarter net interest margin (TE) widened by 6 basis points (bps) to 4.54% compared to the prior quarter and was up 22 bps over the third quarter of 2011. Whitney’s acquired loan portfolio continued to perform better than expected during the third quarter. As a result, re-projections of expected cash flows led to higher yields that favorably impacted both net interest income and the net interest margin. The current quarter’s core margin (net interest margin excluding total net purchase accounting adjustments) compressed an estimated 5 bps compared to the second quarter of 2012 and an estimated 19 bps compared to the third quarter of 2011, reflecting mainly the market rate environment for new or renewing loans and investment portfolio purchases.

The overall reported yield on earning assets was 4.84%, up 4 bps from the prior quarter and up 2 bps from the third quarter of 2011. The reported loan portfolio yield of 5.95% for the current quarter was down 9 bps from the second quarter of 2012, but stable compared to the third quarter of 2011. Recent growth in commercial loans has been in very competitively priced segments, but the increased yield realized on the acquired portfolio has helped support the overall loan yield. The yield on the investment portfolio continues to decline as proceeds from maturities and paydowns are reinvested at the current lower market rates. The overall mix of average earning assets improved moderately in the third quarter of 2012, as the proportion of loans increased to approximately 71% of earning assets compared to 69% in the second quarter of 2012.

The overall cost of funding earning assets was down 2 bps to 0.30% in the third quarter of 2012 compared to the second quarter and down 20 bps compared to the third quarter of 2011. The decrease from the second quarter of 2012 was related mainly to the impact of the repurchase of a portion of Whitney Bank’s subordinated debt. Noninterest-bearing deposits continued to fund 30% or more of earning assets. The overall rate paid on interest-bearing deposits was 0.31% in the third quarter of 2012, compared to 0.32% in the second quarter of 2012 and 0.57% in the same quarter last year. The decrease from prior periods reflects mainly the impact of the sustained low rate environment on the re-pricing of time deposits. During the third quarter, approximately $600 million of time deposits matured at an average rate of 0.54%, of which approximately two-thirds renewed at an average cost of 0.21%. The opportunity to re-price time deposits at significantly lower rates over the near term has largely been eliminated.

As earning assets continue to reprice, and with a diminished opportunity to significantly lower funding costs, management expects continued compression in the core margin in the near term. All else equal, compression in the reported net interest margin in the near term is also anticipated.

The following table details the components of our net interest income and net interest margin.

	September 30, 2012			June 30, 2012			September 30, 2011
	Interest	Volume	Rate	Interest	Volume	Rate	Interest	Volume	Rate
	(thousands)	(millions)		(thousands)	(millions)		(thousands)	(millions)
Average earning assets
Commercial & real estate loans (TE)	$109,069	$8,018.6	5.41%	$108,777	$7,946.8	5.50%	$113,111	$8,141.1	5.51%
Mortgage loans	28,533	1,573.6	7.25	28,709	1,548.8	7.41	26,166	1,527.9	6.85
Consumer loans	29,942	1,667.4	7.14	28,372	1,644.5	6.92	28,328	1,579.7	7.11
Loan fees & late charges	891	—	—	1,548	—	—	886	—	—

Total loans (TE)	168,435	11,259.6	5.95	167,406	11,140.1	6.04	168,491	11,248.7	5.95

US treasury securities	2	0.2	4.64	2	0.2	4.66	11	10.6	0.41
US agency securities	49	18.3	1.08	736	142.0	2.07	1,851	362.7	2.04
CMOs	7,820	1,663.7	1.88	7,983	1,578.4	2.02	7,129	1,089.3	2.62
Mortgage backed securities	12,530	2,097.1	2.39	13,921	2,296.1	2.43	19,003	2,567.9	2.96
Municipals (TE)	2,864	252.7	4.53	2,741	266.7	4.11	3,471	306.9	4.52
Other securities	63	7.2	3.58	65	9.3	2.79	246	21.4	4.58

Total securities (TE) (a)	23,328	4,039.2	2.30	25,448	4,292.7	2.37	31,711	4,358.8	2.91

Total short-term investments	308	531.2	0.23	469	733.5	0.26	633	983.8	0.26

Average earning assets yield (TE)	$192,071	$15,830.0	4.84%	$193,323	$16,166.3	4.80%	$200,835	$16,591.3	4.82%

Interest bearing liabilities
Interest bearing transaction and savings deposits	$1,688	$5,869.3	0.11%	$1,764	$5,881.7	0.12%	$2,810	$5,660.3	0.20%
Time deposits	4,829	2,473.5	0.78	5,018	2,604.4	0.77	11,209	3,469.3	1.28
Public funds	1,002	1,426.4	0.28	1,090	1,517.7	0.29	1,119	1,401.0	0.32

Total interest bearing deposits	7,519	9,769.2	0.31	7,872	10,003.8	0.32	15,138	10,530.6	0.57

Total borrowings	4,430	1,112.3	1.58	5,158	1,212.7	1.71	5,515	1,405.8	1.56

Total interest-bearing liability cost	$11,949	$10,881.5	0.44%	$13,030	$11,216.5	0.47%	$20,653	$11,936.4	0.69%

Net interest-free funding sources		4,948.5			4,949.8			4,654.9

Total Cost of Funds	$11,949	$15,830.0	0.30%	$13,030	$16,166.3	0.32%	$20,653	$16,591.3	0.50%

Net Interest Spread (TE)	$180,122		4.40%	$180,293		4.33%	$180,182		4.13%

Net Interest Margin (TE)	$180,122	$15,830.0	4.54%	$180,293	$16,166.3	4.48%	$180,182	$16,591.3	4.32%

(a)	Average securities does not include unrealized holding gains/losses on available for sale securities.

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Interest	Volume	Rate	Interest	Volume	Rate
	(thousands)	(millions)		(thousands)	(millions)
Average earning assets
Commercial & real estate loans (TE)	$330,355	$7,994.4	5.52%	$213,504	$5,286.8	5.39%
Mortgage loans	83,664	1,557.2	7.16	51,829	1,018.5	6.79
Consumer loans	86,876	1,646.1	7.05	69,130	1,323.0	6.99
Loan fees & late charges	3,238	—	—	1,062	—	—

Total loans (TE)	504,133	11,197.7	6.01	335,525	7,628.3	5.88

US treasury securities	5	0.2	4.66	36	10.7	0.45
US agency securities	2,047	126.1	2.16	4,089	284.1	1.92
CMOs	22,586	1,534.9	1.96	13,422	615.8	2.91
Mortgage backed securities	40,858	2,237.8	2.43	40,409	1,517.9	3.55
Municipals (TE)	8,872	267.8	4.42	8,979	232.8	5.14
Other securities	255	8.2	4.15	768	25.5	4.03

Total securities (TE) (a)	74,623	4,175.0	2.39	67,703	2,686.8	3.36

Total short-term investments	1,304	705.2	0.25	1,448	919.1	0.21

Average earning assets yield (TE)	$580,060	$16,077.9	4.82%	$404,676	$11,234.2	4.81%

Interest bearing liabilities
Interest bearing transaction and savings deposits	$5,634	$5,792.6	0.13%	$5,937	$3,603.5	0.22%
Time deposits	16,735	2,624.0	0.85	32,660	2,816.0	1.55
Public funds	3,285	1,491.5	0.29	4,120	1,304.6	0.42

Total interest-bearing deposits	25,654	9,908.1	0.35	42,717	7,724.1	0.74

Total borrowings	14,753	1,187.4	1.66	10,123	892.7	1.52

Total interest-bearing liability cost	$40,407	$11,095.5	0.49%	$52,840	$8,616.8	0.82%

Net interest-free funding sources		4,982.4			2,617.4

Total Cost of Funds	$40,407	$16,077.9	0.34%	$52,840	$11,234.2	0.63%

Net Interest Spread (TE)	$539,653		4.33%	$351,836		3.99%

Net Interest Margin (TE)	$539,653	$16,077.9	4.48%	$351,836	$11,234.2	4.18%

(a)	Average securities does not include unrealized holding gains/losses on available for sale securities.

Provision for Loan Losses

Hancock recorded a total provision for loan losses for the third quarter of 2012 of $8.1 million, up slightly from $8.0 million in the second quarter of 2012. The provision for non-covered loans increased to $8.1 million in the third quarter of 2012 from $7.0 million in the second quarter of 2012. During the third quarter of 2012, the Company did not record a provision for loan losses on the FDIC covered portfolio. The net impact on provision expense from the covered portfolio in the second quarter of 2012 was $1.0 million.

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

Noninterest Income

Noninterest income totaled $63.8 million for the third quarter of 2012, up slightly from $63.6 million in the second quarter of 2012. Compared to the same quarter a year ago, noninterest income was down $1.2 million (2%).

Service charges on deposits totaled $20.8 million for the third quarter of 2012, virtually unchanged from the prior quarter and up $4.0 million (24%) from the third quarter of 2011. The Company began offering new and standardized products and services across its footprint in conjunction with the core systems integration in March 2012. These product changes accounted for the majority of the increase in service charge revenue in the current quarter compared to the third quarter of 2011.

Bank card fees totaled $7.6 million in the third quarter of 2012, a $0.5 million (6%) decrease from the prior quarter and a $3.5 million (32%) decrease compared to the third quarter of 2011. Restrictions on debit card interchange rates that arose from the implementation of the Durbin amendment to the Dodd-Frank Act began impacting Whitney Bank in the fourth quarter of 2011 and Hancock Bank at the beginning of the third quarter of 2012. The restrictions reduced Whitney bank fees approximately $2.5 million per quarter and Hancock Bank fees by approximately $2.0 million per quarter. The additional revenue loss was partially offset by a $1.4 million increase in merchant processing fees resulting from the reacquisition of the Company’s merchant business and change in the terms of the servicing agreement. The reacquisition also added approximately $.5 million to amortization of intangibles in the third quarter. The Durbin interchange restrictions also negatively impacted the third quarter’s ATM fees by approximately $0.5 million.

Fees from secondary mortgage operations were $4.3 million for the third quarter, a $1.3 million (43%) increase from the prior quarter and a $0.8 million (24%) increase over the third quarter of 2011. The increase reflects a higher volume of mortgage production during the third quarter mainly related to refinancing activity.

Fluctuations in the accretion on the FDIC indemnification asset reflect changes in the amount and timing of projected cash flows related to the reimbursement under the loss sharing agreements. These projections are updated as loss estimates related to the various covered loan pools change.

The components of noninterest income for the three-month periods ended September 30, 2012, June 30, 2012 and September 30, 2011 and for the nine-month periods ended September 30, 2012 and 2011 are presented in the following table:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September, 30
	2012	2012	2011	2012	2011
(In thousands)
Service charges on deposit accounts	$20,834	$20,907	$16,860	$58,015	$38,745
Bank card fees	7,568	8,075	11,064	24,107	20,542
Trust fees	7,743	7,983	7,215	24,464	16,507
Insurance commissions and fees	4,045	4,581	4,356	12,103	12,234
Investment and annuity fees	4,269	4,607	4,642	13,291	11,042
ATM fees	4,302	4,843	4,127	13,479	10,148
Secondary mortgage market operations	4,311	3,015	3,477	11,328	6,921
Accretion of indemnification asset	—	2,000	5,030	5,000	13,524
Income from bank owned life insurance	2,774	2,787	3,108	8,452	6,271
Safety deposit box income	502	488	541	1,524	1,077
Credit related fees	1,545	1,596	2,261	5,130	3,573
Income from derivatives	455	728	101	2,091	95
Gain on sale of assets	1,991	134	(64)	2,195	544
Other miscellaneous	2,503	1,808	2,219	6,709	4,611
Securities transactions gain/(loss), net	917	—	16	929	(71)

Total noninterest income	$63,759	$63,552	$64,953	$188,817	$145,763

Noninterest Expense

Total noninterest expense for the third quarter of 2012 was down $10.3 million from the second quarter of 2012 and $24.3 million from the same period last year. Excluding merger-related expenses in all periods and the $5.3 million expense associated with the repurchase of a portion of Whitney Bank’s subordinated debt in the current quarter, noninterest expense was down $3.6 million (2%) compared to the second quarter of 2012 and down $6.9 million (4%) compared to the third quarter of 2011. The following discussion of the components of noninterest expense excludes merger-related expenses from all periods.

Total personnel expense was $88.2 million in the third quarter of 2012, down $1.2 million from the second quarter of 2012, and a $4.6 million (5%) decrease from the same quarter of 2011. The decreases reflect the reduction in force associated with the completion of the core systems conversion and branch consolidations in mid-March. Declines in occupancy, equipment and various other categories are also associated with the conversion and consolidations.

As mentioned earlier, the reacquisition of the merchant services business added $0.5 million to the amortization of intangibles for the third quarter of 2012. Amortization of intangibles should be approximately $7.8 million in the fourth quarter of 2012.

Management expects additional cost savings will be generated in the fourth quarter of 2012 and anticipates reporting noninterest expense, excluding merger-related expense of the amortization of intangibles, of $149 million to $153 million for that period.

The following table presents the components of noninterest expense for the three-month periods ended September 30, 2012, June 30, 2012 and September 30, 2011 and for the nine-month periods ended September 30, 2012 and 2011.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September, 30
	2012	2012	2011	2012	2011
(In thousands)
Compensation expense	$70,974	$71,581	$75,565	$215,124	$147,935
Employee benefits	17,201	17,749	17,256	54,252	36,222

Salaries and employee benefits	88,175	89,330	92,821	269,376	184,157

Net occupancy expense	13,168	13,604	13,877	41,173	28,492
Equipment expense	5,010	5,924	5,231	16,811	11,639
Data processing expense	10,866	12,389	14,270	36,407	26,460
Professional services expense	8,428	7,781	9,375	24,771	18,873
Telecommunications and postage	5,313	5,604	5,703	16,693	11,992
Advertising	2,243	3,120	3,583	6,903	7,497
Deposit insurance and regulatory fees	3,833	3,903	2,967	11,128	9,305
Amortization of intangibles	8,110	7,922	7,097	24,336	9,332
Insurance expense	1,207	1,624	1,724	4,428	2,878
Ad valorem and franchise taxes	2,185	2,216	1,768	6,608	4,362
Printing and supplies	1,457	1,978	1,733	5,205	3,418
Public relations and contributions	1,065	1,520	1,021	4,204	2,216
Travel expense	1,282	1,295	897	3,693	1,922
Other real estate owned expense, net	4,590	2,991	3,528	10,014	6,829
Tax credit investment amortization	1,513	1,512	1,513	4,538	1,728
Debt repurchase expense	5,336	—	—	5,336	—
Merger-related expenses	(37)	11,913	22,752	45,789	46,560
Other miscellaneous expense	5,970	5,346	4,159	17,736	10,744

Total noninterest expense	$169,714	$179,972	$194,019	$555,149	$388,404

Noninterest expense, excluding debt repurchase and merger-related expenses	$164,415	$168,059	$171,267	$504,024	$341,844

Income Taxes

The effective income tax rate for both the second and third quarter of 2012 was approximately 26%, compared to 22% in the third quarter of 2011. The effective tax rate for the first nine months of 2012 was approximately 24%, compared to 21% for the same period of 2011.

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

Selected Financial Data

The following tables contain selected financial data as of and for the three-month periods ended September 30, 2012, June 30, 2012 and September 30, 2011 and for the nine-month periods ended September 30, 2012 and 2011.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Per Common Share Data
Earnings per share:
Basic	$0.55	$0.46	$0.36	$1.23	$0.97
Diluted	$0.55	$0.46	$0.36	$1.22	$0.97
Operating earnings per share: (a)
Basic	$0.58	$0.55	$0.53	$1.61	$1.48
Diluted	$0.58	$0.55	$0.53	$1.60	$1.48
Cash dividends per share	$0.24	$0.24	$0.24	$0.72	$0.72
Book value per share (period-end)	$28.71	$28.30	$28.65	$28.71	$28.65
Tangible book value per share (period-end)	$18.97	$18.46	$18.78	$18.97	$18.78
Weighted average number of shares (000s):
Basic	84,777	84,751	84,699	84,757	59,149
Diluted	85,632	85,500	84,985	85,525	59,442
Period-end number of shares (000s)	84,782	84,774	84,698	84,782	84,698
Market data:
High price	$33.27	$36.56	$33.25	$36.73	$35.68
Low price	$27.99	$27.96	$25.61	$27.96	$25.61
Period-end closing price	$30.98	$30.44	$26.81	$30.98	$26.81
Trading volume (000s) (b)	26,877	39,310	38,205	98,609	96,269

(a)	Excludes tax-affected merger related expenses, debt redemption costs and securities transactions.
(b)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
(in thousands)
Income Statement:
Interest income	$189,205	$190,489	$197,695	$571,410	$395,705
Interest income (TE)	192,071	193,323	200,835	580,060	404,676
Interest expense	11,949	13,030	20,653	40,407	52,840

Net interest income (TE)	180,122	180,293	180,182	539,653	351,836
Provision for loan losses	8,101	8,025	9,256	26,141	27,221
Noninterest income excluding securities transactions	62,842	63,552	64,937	187,888	145,834
Securities transactions gains/(losses)	917	—	16	929	(71)
Noninterest expense	169,714	179,972	194,019	555,149	388,404

Income before income taxes	63,200	53,014	38,720	138,530	73,003
Income tax expense	16,216	13,710	8,342	33,747	15,210

Net income	$46,984	$39,304	$30,378	$104,783	$57,793

Merger-related expenses	(38)	11,913	22,752	45,789	46,560
Securities transactions gains/(losses)	917	—	16	929	(71)
Debt early redemption	5,336	—	—	5,336	—
Taxes on adjustments	1,533	4,170	7,958	17,569	16,321

Operating income (a)	$49,832	$47,047	$45,156	$137,410	$88,103

(a)	Net income less tax-effected merger costs, debt early redemption and securities gains/losses. Management believes that this a useful financial measure because it enables investors to assess ongoing operations.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
	(dollar amounts in thousands)
Performance Ratios
Return on average assets	1.00%	0.83%	0.62%	0.74%	0.59%
Return on average assets (operating) (a)	1.07%	1.00%	0.92%	0.97%	0.89%
Return on average common equity	7.77%	6.62%	4.98%	5.86%	4.85%
Return on average common equity (operating) (a)	8.24%	7.93%	7.40%	7.68%	7.40%
Tangible common equity ratio	9.09%	8.72%	8.56%	9.09%	8.56%
Earning asset yield (TE)	4.84%	4.80%	4.82%	4.82%	4.81%
Total cost of funds	0.30%	0.32%	0.50%	0.34%	0.63%
Net interest margin (TE)	4.54%	4.48%	4.32%	4.48%	4.18%
Efficiency ratio (b)	64.33%	65.67%	66.98%	65.93%	66.81%
Allowance for loan losses as a percent of period-end loans	1.19%	1.27%	1.06%	1.19%	1.06%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	76.72%	104.78%	107.90%	76.72%	107.90%
Average loan/deposit ratio	75.85%	73.51%	72.76%	74.14%	72.60%
Noninterest income excluding securities transactions as a percent of total revenue (TE)	25.86%	26.06%	26.49%	25.83%	29.30%

(a)    Excludes tax-effected merger costs and securities gains/losses

(b)    Efficiency ratio is defined as noninterest expense as a percent of total revenue (TE) before amortization of purchased intangibles, securities transactions, merger expenses, and debt redemption costs.

Asset Quality Information
Non-accrual loans (a)	$135,499	$113,384	$93,775	$135,499	$93,775
Restructured loans (b)	32,339	19,518	14,048	32,339	14,048

Total non-performing loans	167,838	132,902	107,823	167,838	107,823
Foreclosed assets	130,613	138,118	123,140	130,613	123,140

Total non-performing assets	$298,451	$271,020	$230,963	$298,451	$230,963

Non-performing assets as a percent of loans and foreclosed assets	2.58%	2.42%	2.06%	2.58%	2.06%
Accruing loans 90 days past due (a)	$8,906	$1,443	$1,638	$8,906	$1,638
Accruing loans 90 days past due as a percent of loans	0.08%	0.01%	0.01%	0.08%	0.01%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	2.66%	2.43%	2.07%	2.66%	2.07%

Net charge-offs - non-covered	$9,728	$10,211	$7,825	$26,993	$22,507
Net charge-offs - covered	3,550	3,499	—	22,839	375
Net charge-offs - non-covered as a percent of average loans	0.34%	0.37%	0.28%	0.32%	0.39%
Allowance for loan losses	$135,591	$140,768	$118,113	$135,591	$118,113
Allowance for loan losses as a percent of period-end loans	1.19%	1.27%	1.06%	1.19%	1.06%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	76.72%	104.78%	107.90%	76.72%	107.90%

Provision for loan losses	$8,101	$8,025	$9,256	$26,141	$27,221

(a)	Non-accrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.
(b)	Included in restructured loans are $21.6 million, $9.7 million and $4.4 million in non-accrual loans at September 30, 2012, June 30, 2012 and September 30, 2011 respectively. Total excludes acquired credit-impaired loans.

	Three Months Ended
Supplemental Asset Quality Information	September 30,	June 30,	September 30,
(excluding covered assets and acquired loans) (a)	2012	2012	2011
Non-accrual loans (a)(b)	$106,413	$100,067	$58,608
Restructured loans	32,339	19,518	14,048

Total non-performing loans	138,752	119,585	72,656
Foreclosed assets (c)	91,725	93,339	99,834

Total non-performing assets	$230,477	$212,924	$172,490

Non-performing assets as a percent of loans and foreclosed assets	3.45%	3.61%	3.72%
Accruing loans 90 days past due	$6,423	$1,443	$531
Accruing loans 90 days past due as a percent of loans	0.10%	0.02%	0.01%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	3.55%	3.63%	3.73%
Allowance for loan losses (d)	$79,749	$81,376	$84,366
Allowance for loan losses as a percent of period-end loans	1.21%	1.40%	1.86%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	54.93%	67.24%	115.27%

(a)	Covered and acquired loans are considered to be performing due to the application of the accretion method under acquisition accounting. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Certain acquired loans and foreclosed assets are also covered under FDIC loss sharing agreements, which provide considerable protection against risk. Due to the protection of loss sharing agreements and the impact of acquisition accounting, management has excluded acquired loans and covered assets from this table to provide improved comparability to prior periods and better perspective into asset quality trends.
(b)	Excludes acquired covered loans not accounted for under the accretion method of $6,162, $6,174, and $34,106. Also excludes non-covered acquired performing loans of $22,924, $7,143, and $1,061.
(c)	Excludes covered foreclosed assets of $38,888, $44,779, and $23,306.
(d)	Excludes allowance for loan losses recorded on covered acquired loans of $55,842, $59,392, and $33,747. There is no allowance on non-covered acquired loans.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
	(in thousands)
Period-end Balance Sheet
Total loans	$11,434,448	$11,078,146	$11,102,269	$11,434,448	$11,102,269
Loans held for sale	51,097	44,918	64,545	51,097	64,545
Securities	4,053,271	4,320,457	4,604,835	4,053,271	4,604,835
Short-term investments	320,057	650,470	895,235	320,057	895,235

Earning assets	15,858,873	16,093,991	16,666,884	15,858,873	16,666,884
Allowance for loan losses	(135,591)	(140,768)	(118,113)	(135,591)	(118,113)
Other assets	2,800,848	2,825,484	2,866,918	2,800,848	2,866,918

Total assets	$18,524,130	$18,778,707	$19,415,689	$18,524,130	$19,415,689

Noninterest bearing deposits	$5,151,146	$5,040,484	$5,050,354	$5,151,146	$5,050,354
Interest bearing transaction and savings deposits	5,876,638	5,876,843	5,580,160	5,876,638	5,580,160
Interest bearing public funds deposits	1,321,227	1,479,378	1,361,860	1,321,227	1,361,860
Time deposits	2,423,940	2,534,115	3,299,835	2,423,940	3,299,835

Total interest bearing deposits	9,621,805	9,890,336	10,241,855	9,621,805	10,241,855

Total deposits	14,772,951	14,930,820	15,292,209	14,772,951	15,292,209
Other borrowed funds	1,056,961	1,193,021	1,278,646	1,056,961	1,278,646
Other liabilities	259,730	255,504	418,172	259,730	418,172
Stockholders’ equity	2,434,488	2,399,362	2,426,662	2,434,488	2,426,662

Total liabilities & stockholders’ equity	$18,524,130	$18,778,707	$19,415,689	$18,524,130	$19,415,689

Average Balance Sheet
Total loans (b)	$11,259,592	$11,140,116	$11,248,728	$11,197,754	$7,628,338
Securities (a)	4,039,191	4,292,686	4,358,802	4,174,956	2,686,787
Short-term investments	531,195	733,489	983,784	705,205	919,087

Earning assets	15,829,978	16,166,291	16,591,314	16,077,915	11,234,212
Allowance for loan losses	(140,661)	(142,991)	(114,304)	(136,257)	(97,574)
Other assets	2,909,649	2,964,097	3,078,674	2,983,774	2,032,113

Total assets	$18,598,966	$18,987,397	$19,555,684	$18,925,432	$13,168,751

Noninterest bearing deposits	$5,076,152	$5,149,898	$4,931,083	$5,194,751	$2,782,980
Interest bearing transaction and savings deposits	5,869,281	5,881,673	5,660,284	5,792,586	3,603,461
Interest bearing public fund deposits	1,426,405	1,517,743	1,400,972	1,491,514	1,304,594
Time deposits	2,473,450	2,604,387	3,469,365	2,624,039	2,816,037

Total interest bearing deposits	9,769,136	10,003,803	10,530,621	9,908,139	7,724,092

Total deposits	14,845,288	15,153,701	15,461,704	15,102,890	10,507,072
Other borrowed funds	1,112,304	1,212,692	1,405,815	1,187,340	892,741
Other liabilities	236,134	233,539	268,762	245,940	177,367
Stockholders’ equity	2,405,240	2,387,465	2,419,403	2,389,262	1,591,571

Total liabilities & stockholders’ equity	$18,598,966	$18,987,397	$19,555,684	$18,925,432	$13,168,751

(a)	Average securities does not include unrealized holding gains/losses on available for sale securities.
(b)	Includes held for sale

LIQUIDITY

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring that we have adequate cash flow to meet our various needs, including operating, strategic and capital. Without proper liquidity management, we would not be able to perform the primary function of a financial intermediary and would not be able to meet the needs of the communities in which we have a presence and serve. In addition, the parent holding company’s principal source of liquidity is dividends from its subsidiary banks. Liquidity is required at the parent holding company level for the purpose of paying dividends to stockholders, servicing any debt we may have, funding net outlays for business combinations as well as general corporate expenses.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, the ability to use the loan and securities portfolios as collateral for borrowings and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks are additional sources of liquidity funding. Free securities represent unencumbered and unpledged securities assigned to dealer repurchase agreements that mature within 30 days and securities assigned to the Federal Reserve Bank discount window which are not pledged against current funding and which are available within one day.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $2.22 billion and borrowing capacity at the Federal Reserve’s discount window in excess of $1.37 billion. Our core deposits at September 30, 2012 were down from year end at $13.6 billion. Core deposits represent total deposits less CDs greater than $100,000 and foreign branch deposits. Net wholesale funding was also down at $1.0 billion.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows provide present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2012 and 2011.

Liquidity Ratios

	September 30, 2012	December 31, 2011
($ in thousands)
Free securities	39.00%	31.20%
Free securities-net wholesale funds/core deposits	3.36%	0.23%

Wholesale funding diversification:
Certificate of deposits > $100,000*	7.41%	9.53%
Brokered certificate of deposits	0.00%	0.00%
Public fund certificate of deposits	$49,247	$111,030

Net wholesale funds	$1,046,123	$1,340,299
Core deposits	$13,677,581	$14,216,496

*	CDs > $100K includes public funds

CAPITAL RESOURCES

Stockholders’ equity totaled $2.4 billion at September 30, 2012, up $67 million from December 31, 2011. The tangible common equity ratio increased to 9.09% at September 30, 2012 from 7.96% at December 31, 2011. The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Both the Company and its bank subsidiaries are required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and 4.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%. At September 30, 2012, our regulatory capital ratios and those of the Banks were well in excess of current regulatory minimum requirements, as indicated in the table below. The Company and the Banks have been categorized as “well capitalized” in the most recent notices received from our regulators.

	September 30, 2012	December 31, 2011
Regulatory ratios:

Total capital (to risk weighted assets)
Company	14.20%	13.59%
Hancock Bank	14.58%	14.21%
Whitney Bank	13.94%	12.76%

Tier 1 capital (to risk weighted assets)
Company	12.54%	11.48%
Hancock Bank	13.31%	12.94%
Whitney Bank	12.52%	10.90%

Tier 1 leverage capital
Company	9.17%	8.17%
Hancock Bank	9.00%	8.15%
Whitney Bank	9.26%	8.19%

(1)	Tier 1 capital generally includes common equity, retained earnings, non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock, reduced by goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets. Total capital consists of Tier 1 capital plus perpetual preferred stock not qualifying as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of allowances for credit losses.
(2)	The risk-weighted asset base is equal to the sum of the aggregate value of assets and credit-converted off-balance sheet items in each risk category as specified in regulatory guidelines, multiplied by the weight assigned by the guidelines to that category.
(3)	The Tier 1 leverage capital ratio is Tier 1 capital divided by average total assets reduced by the deductions for Tier 1 capital noted above.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $4.1 billion at September 30, 2012 and $4.5 billion at December 31, 2011. The decline of $444 million from the end of 2011 reflects mainly the use of some of the proceeds from maturities and scheduled repayments to fund the net loan growth and reduction in deposits and short-term borrowings discussed below. At September 30, 2012 securities available for sale totaled $2.2 billion and securities held to maturity totaled $1.8 billion. Our securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing acceptable rates of return. Therefore, we invest only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five years. Our policies limit investments to securities having a rating of no less than “Baa”, or its equivalent by a nationally recognized statistical rating Agency, except for certain non-rated obligations of counties, parishes and municipalities within our markets in Mississippi, Louisiana, Texas, Florida or Alabama.

Loans

Total loans at September 30, 2012 were $11.4 billion, an increase of $356 million (3%) from June 30, 2012 and $257 million (2%) from December 31, 2011. Excluding the FDIC-covered portfolio acquired with Peoples First, total loans were up $388 million linked-quarter and $373 million (4%) compared to year-end 2011. During the first nine months of 2012, net growth in commercial non-real estate (C&I), residential mortgage and consumer loans was partially offset by net reductions in construction and land development (C&D) and commercial real estate (CRE) credits. Hancock’s loan pipeline remains strong, but the market for new loans remains highly competitive. Although management expects continued net loan growth in future quarters, the rate of growth may be below the pace in the current quarter.

See Note 4 of the consolidated financial statements for the composition of originated, acquired and covered loans for September 30, 2012 and December 31, 2011. Originated loans include all loans not included in the acquired and covered loan portfolios described below. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011, including loans that were performing satisfactorily at the date (acquired performing) and loans acquired with evidence of credit deterioration (acquired impaired). Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. Certain differences in the accounting for originated loans and for acquired performing and acquired impaired loans (which include all covered loans) are described in Note 4 to the consolidated financial statements.

Originated C&I loans were up $891 million since year end, including $514 million during the third quarter of 2012. The net increase reflected activity with both existing and new customers and was concentrated mainly in the Company’s markets in Houston, Greater New Orleans, western Louisiana and several Florida markets, with a sizeable portion of the new business generated from customers in the oil and gas energy sector.

The Company’s commercial customer base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers totaled approximately $758 million at September 30, 2012, up $125 million from June 30, 2012 and approximately $150 million from December 31, 2011. The majority of the O&G portfolio is with customers who provide transportation and other services and products to support exploration and production activities. The Banks lend mainly to middle-market and smaller commercial entities, although they do occasionally participate in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared credits funded at September 30, 2012 totaled approximately $950 million, of which approximately $410 million was with O&G customers.

Originated C&D loans and originated CRE loans, which include loans on both income-producing and owner-occupied properties, increased a combined $249 million in the first nine months of 2012, with $102 million of net growth in the third quarter. This increase reflects the funding of existing commitments as well as some new business across the Company’s footprint and covers a variety of retail, multi-family residential, commercial and other projects, including some sizable projects to expand or renovate established properties in Louisiana. Overall, however, there continues to be limited opportunities for funding new quality projects in today’s environment.

Originated residential mortgages were up $270 million over the first nine months of 2012, and originated consumer loans increased $283 million over this period. The Company has increased its emphasis on residential mortgages to be held in the loan portfolio, and customer demand has been supported by historically low market rates for home loans. Lending campaigns for indirect auto loans and home equity loans initiated in the second quarter of 2012 contributed to the growth in the originated consumer portfolio.

The portfolio of acquired Whitney loans has declined $1.3 billion since December 31, 2011, with a $382 million decrease during the third quarter of 2012. The year-to-date decrease included a $439 million decline in the C&I category, $513 million in the C&D and CRE categories, and $369 million in the residential mortgage and consumer loans categories. There were no significant trends underlying the reduction in the C&I category, and the Company continues its relationship with many of the commercial customers who have paid down their loans since the acquisition. Reductions in acquired C&D and CRE categories as well as the residential mortgage and consumer categories reflected mainly normal repayment and refinancing activity.

Total covered loans at September 30, 2012 were down $116 million from December 31, 2011, including a $32 million decrease during the third quarter of 2012. These reductions reflect normal repayments, charge-offs and foreclosures. The covered portfolio will continue to decline over the terms of the loss share agreements.

Allowance for Loan Losses and Asset Quality

At September 30, 2012, the allowance for loan losses was $135.6 million compared with $140.8 million at June 30, 2012 and $124.9 million at December 31, 2011. The ratio of the allowance for loan losses as a percent of period-end loans was 1.19% at September 30, 2012, compared to 1.27% at June 30, 2012 and 1.12% at December 31, 2011. The changes in the allowance during the third quarter of 2012 and since the end of 2011 were related mainly to the portfolio covered under FDIC loss-sharing agreements.

The Company recorded a total provision for loan losses in the third quarter of 2012 of $8.1 million, compared to $8.0 million in the second quarter of 2012 and $9.3 million in the third quarter of 2011. The entire $8.1 million provision in third quarter of 2012 was for non-covered loans, compared to $7.0 million in the second quarter of 2012 and $9.0 million in the year-earlier quarter. The Company identified no additional impairment on certain pools of FDIC-covered loans in the quarterly review as of September 30, 2012 and, as a result, recorded no provision for loan losses on the covered portfolio for the third quarter of 2012. Provisions on the covered portfolio, net of the benefit from the related increase in the indemnification asset, totaled $1.0 million in the second quarter of 2012 and $0.2 million in the third quarter of 2011.

Net charge-offs from the non-covered loan portfolio in the third quarter of 2012 were $9.7 million, or 0.34% of average total loans on an annualized basis. This compares to net non-covered charge-offs of $10.2 million, or 0.37% of average total loans, for the second quarter of 2012, and $7.8 million, or 0.28%, for the third quarter of 2011. The allowance calculated on the portion of the loan portfolio that excludes covered loans and loans acquired at fair value in the Whitney merger totaled $79.7 million, or 1.21% of this portfolio at September 30, 2012, and $83.2 million, or 1.70% at December 31, 2011. This ratio is expected to decline as the proportion of this portfolio representing new business from Whitney’s operations grows, other factors held constant.

The following table sets forth activity in the allowance for loan losses for the periods indicated. In the following tables, commercial loans encompass commercial non-real estate loans, construction and land development loans and commercial real estate loans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Balance of allowance for loan losses at beginning of period	$140,768	$112,407	$124,881	$81,997

Loans charged-off:
Non-covered loans:
Commercial	5,065	10,764	18,036	25,598
Residential mortgages	2,256	368	4,889	1,774
Consumer	4,890	3,398	11,663	8,855

Total non-covered charge-offs	12,211	14,530	34,588	36,227

Covered loans:
Commercial	3,550	—	22,839	—
Consumer	—	—	—	375

Total covered charge-offs	3,550	—	22,839	375

Total charge-offs	15,761	14,530	57,427	36,602

Recoveries of loans previously charged-off:
Non-covered loans:
Commercial	1,160	5,590	4,225	9,863
Residential mortgages	244	83	310	1,044
Consumer	1,079	1,032	3,060	2,813

Total recoveries	2,483	6,705	7,595	13,720

Net charge-offs - non-covered	9,728	7,825	26,993	22,507
Net charge-offs - covered	3,550	—	22,839	375

Total net charge-offs	13,278	7,825	49,832	22,882

Provision for loan losses before FDIC benefit - covered loans	—	4,500	37,025	33,448
Benefit attributable to FDIC loss share agreement	—	(4,275)	(34,401)	(31,777)
Provision for loan losses non-covered loans	8,101	9,031	23,517	25,550

Provision for loan losses, net	8,101	9,256	26,141	27,221
Increase in indemnification asset	—	4,275	34,401	31,777

Balance of allowance for loan losses at end of period	$135,591	$118,113	$135,591	$118,113

Ratios:
Gross charge-offs - non-covered to average loans	0.43%	0.51%	0.41%	0.63%
Recoveries - non-covered to average loans	0.09%	0.24%	0.09%	0.24%
Net charge-offs - non-covered to average loans	0.34%	0.28%	0.32%	0.39%
Allowance for loan losses to period-end loans	1.19%	1.06%	1.19%	1.06%

The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, troubled debt restructurings and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	September 30, 2012	December 31, 2011
	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial loans	$110,604	$69,113
Commercial loans - restructured	20,168	4,142

Total commercial loans	130,772	73,255

Residential mortgage loans	17,827	25,043
Residential mortgage loans - restructured	1,460	—

Total residential mortgage loans	19,287	25,043

Consumer loans	7,068	4,972

Total non-accrual loans	157,127	103,270

Restructured loans:
Commercial loans - non-accrual	20,168	4,142
Residential mortgage loans - non-accrual	1,460	—

Total restructured loans - non-accrual	21,628	4,142

Commercial loans - still accruing	10,155	12,812
Residential mortgage loans - still accruing	556	1,191

Total restructured loans - still accruing	10,711	14,003

Total restructured loans	32,339	18,145

ORE and foreclosed assets	130,613	159,751

Total non-performing assets*	$298,451	$277,024

Loans 90 days past due still accruing	$8,906	$5,880

Ratios:
Non-performing assets to loans plus ORE and foreclosed assets	2.58%	2.44%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	76.72%	101.00%
Loans 90 days past due still accruing to loans	0.08%	0.05%

*	Includes total non-accrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Non-performing assets (NPAs) totaled $298 million at September 30, 2012, compared to $277 million at year-end 2011. Non-performing assets as a percent of total loans and ORE and foreclosed assets was 2.58% at September 30, 2012, compared to 2.44% at December 31, 2011. The increase in non-accrual loans since the end of 2011 reflects mainly the movement to non-accrual status of a few legacy Hancock credits, primarily commercial real estate-related credits located in Louisiana, that were previously categorized as potential problems. The increase also includes certain Whitney acquired performing loans that have moved to non-accrual consisting mainly of smaller dollar residential mortgage and commercial credits, primarily located in Louisiana. Non-performing loans exclude loans from the Whitney and covered Peoples First acquired credit-impaired portfolios that were recorded at estimated fair value at acquisition and are accreting interest income. ORE and foreclosed assets decreased a net $29 million during the first nine months of 2012 reflects, reflecting in part some significant sales of legacy Whitney properties.

Additional asset quality metrics for the acquired (Whitney), covered (Peoples First) and legacy (Hancock legacy plus Whitney non-acquired loans) portfolios are included in Selected Financial Data.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and Federal funds sold, declined $864 million from December 31, 2011 to a total of $320 million at September 30, 2012. Average short-term investments were down $202 million (28%) from the second quarter of 2012. During the first nine months of 2012, the Company has used its excess liquidity mainly to fund reductions in deposits and short-term borrowings as discussed below.

Deposits

Total deposits were $14.8 billion at September 30, 2012, down $158 million (1%) from June 30, 2012, and $941 million (6%) from December 31, 2011. Average deposits for the third quarter of 2012 totaled $14.8 billion, down $308 million (2%) compared to the second quarter of 2012.

Noninterest-bearing demand deposits (DDAs) totaled $5.2 billion at September 30, 2012, up $111 million (2%) from June 30, 2012, but down $365 million (7%) compared to December 31, 2011. Interest-bearing transaction and savings deposits totaling $5.9 billion at September 30, 2012 were unchanged from June 30, 2012, but were up $274 million (5%) from year-end 2011. Approximately $240 million of DDAs were converted to low-cost interest-bearing deposits during the core systems conversion in March 2012 in order to best match the existing product benefits offered. The redeployment of temporary excess liquidity in a few customer relationships during the second quarter of 2012 also contributed to the decline in DDAs from the end of 2011. Noninterest-bearing demand deposits comprised 35% of total period-end deposits at both September 30, 2012 and at year-end 2011 compared to 34% at June 30, 2012.

Interest-bearing public fund deposits totaled $1.3 billion at September 30, 2012, down $158 million (11%) from June 30, 2012 and $299 million (18%) from December 31, 2011, reflecting mainly the seasonal nature of these deposits.

Time deposits (CDs) totaled $2.4 billion at September 30, 2012, down $110 million (4%) compared to June 30, 2012 and $433 million (15%) compared to year-end 2011. During the third quarter, approximately $600 million of CDs matured at an average rate of 0.54%, of which approximately two-thirds renewed at an average cost of 0.21%. The opportunity to re-price CDs at significantly lower rates over the near term is severely limited.

Borrowings

Total borrowings at September 30, 2012 were $1.1 billion, compared to $1.2 billion at June 30, 2012, and $1.4 billion at December 31, 2011. Short-term borrowings, which come mainly from customer repurchase agreements, declined $296 million from year-end 2011 to a total of $749 million at September 30, 2012, with substantially all of the decrease coming in the first quarter of 2012. Additional funds were available to certain corporate customers at the end of 2011 reflecting temporary inflows from both year-end funds management activities and specific transactions.

During the second quarter of 2012, the Company initiated a tender offer for up to $75 million of Whitney Bank’s subordinated debt. A total of $150 million of 10-year 5.875% fixed-rate subordinated debt had been issued by Whitney National Bank in March 2007 and was assumed by Hancock in the Whitney acquisition. In July 2012, the tender was consummated, and approximately $52 million of the Whitney subordinated debt was repurchased. In addition to paying the indebtedness represented by the notes and accrued interest, the Company incurred approximately $5.3 million in costs, including a premium of $5.1 million, that are included in noninterest expense for the third quarter for 2012. These subordinated notes qualify as capital in the calculation of certain regulatory capital ratios, but the qualified amount has been reduced by 20% per year starting in the second quarter of 2012 through maturity. By using its excess liquidity to repurchase this outstanding debt, the Company will lower its overall funding costs by approximately $3 million annually.

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

Commitments to extend credit include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements of the Company.

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

The following table shows the commitments to extend credit and letters of credit at September 30, 2012 according to expiration date.

			Expiration Date
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Commitments to extend credit	$4,080,696	$2,437,452	$638,934	$566,557	$437,753
Letters of credit	429,649	288,689	83,541	57,419	—

Total	$4,510,345	$2,726,141	$722,475	$623,976	$437,753

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 12 to our Consolidated Financial Statements included elsewhere in this report.

SEGMENT REPORTING

Note 11 to the consolidated financial statements provides information about the Company’s operating segments and presents comparative financial information for the operating segments for the three and nine months ended September 30, 2012 and September 30, 2011.

Net income in the third quarter of 2012 for the Hancock segment, excluding tax-effected merger-related expenses, totaled approximately $16 million, up $1 million from the second quarter of 2012 and up $6 million from the same period in 2011. The increase in operating income for the Hancock segment from the prior year was primarily due to an increase in net interest income, partially offset by increases in the provision for loan losses, depreciation and amortization, and other noninterest expense, as well as a decrease in the amount of accretion of the indemnification asset. Most of these increases were related to the transfer of certain operations into the Hancock segment. Coincident with the completion of the conversion of Whitney’s core systems in mid-March 2012, Whitney operations in Florida and Alabama were transferred to Hancock.

Excluding tax-effected merger-related expenses and the expenses related to the repurchase of a portion of Whitney Bank’s subordinated debt, net income for the Whitney segment in the third quarter of 2012 totaled approximately $33 million. This amount is up about $2 million from the prior quarter, and down less than $2 million from the third quarter of 2011. The decreases in net interest income and noninterest income resulting from the transfer of operations mentioned above were mostly offset by a decreases in noninterest expense and the provision for loan losses.

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

Hancock measures its interest rate sensitivity primarily by running net interest income simulations. The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, re-pricing and maturity characteristics of the existing and projected balance sheet. The table below presents the results of simulations run as of September 30, 2012 assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive as compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
Stable	0.00%
+100	2.41%
+200	5.68%
+300	9.14%

Note:	Decrease in interest rates discontinued in the current rate environment

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

Other than changes required in connection with the ongoing integration of Whitney and Hancock operations, our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, the putative class action lawsuit, Angelique LaCour, et al. v. Whitney Bank, is subject to a pending settlement agreement. The Court granted preliminary certification of the defined class and approval of the proposed settlement on June 4, 2012. Notices were mailed to the identified class members. The Company had established a liability for the proposed settlement in the fourth quarter of 2011 and that reserve ($6.8 million) has been provided to the Settlement Administrator to establish the escrow account for the pending settlement. On Tuesday, October 23, 2012, the Court entered its Order Granting final approval of the Settlement and dismissal of the case.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the nine months ended September 30, 2012.

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

Date: November 8, 2012

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