Form 10-K
period 2012-12-31
HANCOCK HOLDING CO
filed 2013-02-28
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 2012 was $2.5 billion based upon the closing market price on NASDAQ on June 30, 2012. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On February 1, 2013, the registrant had outstanding 84,878,522 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

Hancock Holding Company

Form 10-K

PART I

ITEM 1.	BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

Hancock Holding Company (“Hancock or the Company”) was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. In 2002, the Company qualified as a financial holding company giving it broader powers. The corporate headquarters of the Company is in Gulfport, Mississippi.

Prior to 1985, our growth was primarily internal through branch expansions into areas of population growth that were not served by a dominant financial institution. After 1985, we made several small acquisitions to further our expansion. Within the past five years we have acquired two sizeable institutions which have significantly expanded the geographic scope of the overall organization.

On December 18, 2009, the Company acquired the assets and assumed the liabilities of Panama City, Florida based Peoples First Community Bank (Peoples First) in an FDIC-assisted transaction. This acquisition added approximately $2 billion in assets.

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

On March 16, 2012, we completed the integration of the core systems of Whitney into Hancock. Professional consulting groups assisted Hancock with the integration and accounting matters related to the transaction, and there were a group of bankers from both Whitney and Hancock dedicated to this process, with over 300 associates logging more than 1 million hours to complete the integration. Approximately $1.6 billion of assets were transferred from Whitney Bank to Hancock Bank in conjunction with the transfer of Whitney’s Alabama and Florida branches to Hancock Bank. As of March 16, 2012, Hancock Bank owns and operates all branches in Mississippi, Alabama and Florida and Whitney Bank owns and operates all branches in Louisiana and Texas. Additionally, on that same date, we closed 28 duplicate branches arising from the Whitney merger. To date, the Company has not lost any major customer relationships as a result of the transaction, and it has been able to retain key employees throughout the organization.

NATURE OF BUSINESS AND MARKETS

With $19.5 billion in assets, Hancock is the parent company of two wholly-owned bank subsidiaries, Hancock Bank, headquartered in Gulfport, Mississippi and Whitney Bank, headquartered in New Orleans, Louisiana.

Hancock Bank and Whitney Bank (referred to collectively as the “Banks”) operate a combined total of nearly 250 full-service bank branches and almost 350 ATMs across a Gulf south corridor comprising southern Mississippi; southern and central Alabama; southern and central Louisiana; the northern, central, and panhandle regions of Florida; and Houston, Texas. Given the strong brand recognition of both Banks in their respective hometown markets, the Company operates as Hancock Bank in Mississippi, Alabama and Florida, and Whitney Bank in Louisiana and Texas. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Reporting” and Note 19 to the consolidated financial statements for information regarding Hancock’s reportable operating segments.

We also offer other services through several non-bank subsidiaries. Hancock Investment Services, Inc. provides discount investment brokerage services. Hancock Insurance Agency and Whitney Insurance Agency provide general insurance agency services. Harrison Finance Company provides consumer financing services. We also have several special purpose subsidiaries that operate and sell certain foreclosed assets. Total revenue from non-bank subsidiaries accounted for less than ten percent of our consolidated revenue in 2012.

Our operating strategy is to provide customers with the financial sophistication and range of products of a regional bank, while successfully retaining the commercial appeal and level of service of a community bank. The Banks offer a broad range of community banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, investment brokerage services, secured and unsecured loan products, including revolving credit facilities, and letters of credit and similar financial guarantees. The Banks also provide trust and investment management services to retirement plans, corporations and individuals. Through their subsidiaries, the Banks also offer personal and business lines of insurance and annuity products to their customers.

The main industries along the Gulf Coast are energy and related service industries, military and government-related facilities, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries, tourism and related service industries, and the gaming industry.

Having completed the integration of Whitney and Hancock, we will evaluate future acquisition opportunities that have the potential to increase shareholder value. In-market expansion is our first priority. However, we would also consider strategic opportunities in new markets such as Texas locations outside the Houston area and northern Alabama.

Recent acquisitions and continued internal growth have diversified our sources of revenue and enhanced core deposit funding. Hancock’s size and scale enables us attract and retain high quality associates. From a financial perspective, the recent Whitney acquisition is expected to be accretive from 2012 onward as cost savings are fully phased in. We are also focused on maintaining two hallmarks of our past culture: a strong balance sheet and a commitment to excellent credit quality.

At December 31, 2012, the Company had total assets of $19.5 billion and 4,235 employees on a full-time equivalent basis.

Additional information is available at www.hancockbank.com and www.whitneybank.com.

Loan Production and Credit Review

The Banks’ primary lending focus is to provide commercial, consumer and real estate loans to consumers, to small and middle market businesses, and to corporate clients in their respective markets. We seek to provide quality loan products that are attractive to the borrower and to the client and profitable to Hancock. We look to build strong, profitable client relationships over time and maintain a strong presence and position of influence in the communities we serve. Through this relationship-based approach we have developed a deep knowledge of our customers and the markets in which they operate. The Company continually works to improve the consistency of our lending processes across all of our banking divisions, to strengthen the underwriting criteria we employ to evaluate new loans and loan renewals, and to diversify its loan portfolio in terms of type, industry and geographical concentration. We believe that these measures will better position Hancock to meet the credit needs of businesses and consumers in the markets it serves while pursuing a balanced strategy of loan profitability, loan growth and loan quality.

The following discussion describes the underwriting procedures of the lending function and presents our principal categories of loans. The results of our lending activities and the relative risk of the loan portfolio are discussed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

During 2011, Hancock began the process of integrating the loan policies, underwriting standards and key underwriting functions of Whitney to achieve a consistent approach by both banks. These underwriting standards address:

•	collateral requirements;

•	guarantor requirements (including policies on financial statement, tax return, and guarantees);

•	requirements regarding appraisals and their review;

•	loan approval hierarchy;

•

standard consumer and small business credit scoring underwriting criteria (including credit score thresholds, maximum maturity and amortization, loan-to-value limits, global debt service coverage, and debt to income limits);

•

commercial real estate and commercial and industrial underwriting guidelines (including minimum debt service coverage ratio, maximum amortization, minimum equity requirements, maximum loan-to-value ratios);

•	lending limits; and

•	credit approval authorities.

Additionally, we continue to enhance our loan concentration policy to limit and manage our exposure to certain loan concentrations. This policy calls for a more detailed process for portfolio risk management and reporting, the imposition of large borrower concentration limits and more systematic monitoring of large commercial loans and increased monitoring of our portfolio mix. The Company currently has no significant concentrations of loans to particular borrowers or to any foreign entities, although it continues to have significant industry concentration in commercial real estate loans that it is working to reduce. Utilizing the regulatory definition for concentrations (25% of total capital) and excluding loans acquired during the Peoples First transaction (those covered under Loss Sharing Agreements with the FDIC) the company had the following industry concentrations as of December 31, 2012, including both funded and unfunded commitments:

•	Commercial Real Estate (144% of RBC)

•	Mining, Oil and Gas (98% of RBC)

•	Manufacturing (48% of RBC)

•	Construction (45% of RBC)

•	Retail Trade (38% of RBC)

•	Healthcare (34% of RBC)

•	Wholesale Trade (34% of RBC)

Our underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship. We delegate designated relationship managers and credit officers loan authority that can be utilized to approve credit commitments for a single borrowing relationship. The limit of delegated authority is based upon the experience, skill, and training of the relationship manager or credit officer. Certain types of loans must be approved by either one of the Banks’ centralized underwriting units or the Banks’ executive loan committee.

Loans are underwritten in accordance with the credit underwriting standards and loan policies of the Banks. Loans are underwritten primarily on the basis of the borrower’s ability to make debt service and secondarily on collateral value. Generally, real estate secured loans and mortgage loans are made when the borrower produces evidence of the ability to make debt service along with appropriate equity in the property. Appropriate and regulatory compliant third party valuations are required at the time of origination for real estate secured loans.

We present loan portfolio as originated, acquired and covered loans because these segments use different accounting and allowance methodologies. Originated loans include legacy Hancock loans and loans originated from the acquired Banks’ locations since their acquisitions. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011. Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Within these categories, we have commercial, residential mortgage and consumer loans.

Commercial

The Banks offer a variety of commercial loan services to a diversified customer base over a range of industries, including energy, wholesale and retail trade in various durable and nondurable products, manufacturing of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Commercial loans are categorized as commercial and industrial, construction and land development, and commercial real estate loans.

Commercial and industrial loans, both secured and unsecured, are made available to businesses for working capital (including financing of inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. These loans are primarily made based on the identified cash flows of the borrower and, if secured, on the underlying collateral. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal or corporate guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

The Banks make construction and land development loans to builders and real estate developers for the acquisition, development and construction of business and residential purpose properties. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon cost estimates and the projected value of the complete project. The Banks monitor the construction process to mitigate or identify risks as they arise. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Banks until permanent financing is obtained. These loans are typically closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing. We have actively reduced our overall residential construction and development lending activities over the course of the last three years.

Commercial real estate loans consist of commercial mortgages on both income-producing and owner-occupied properties. We have executed a strategy to increase the proportion of loans secured by owner-occupied properties in recent years and reduce the number of speculative real estate projects. These loans are viewed primarily as cash flow loans and undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. Repayment of non-owner occupied loans is generally dependent on the successful operation of the income-producing property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the

Banks’ commercial real estate portfolios are diverse in terms of type and geographic location. We monitor and evaluate commercial real estate loans based on collateral, geography and risk grade criteria. While some markets within the footprint have shown signs of improvement, commercial real estate lending represents an area of elevated risk and we continue to limit this segment of the portfolio.

Residential Mortgage

A portion of the Banks’ lending activities consists of the origination of both fixed-rate and adjustable-rate home loans, although we re-sell most fixed-rate production in the secondary mortgage market on a best-efforts basis origination. The sale of mortgage loans allows the Banks to manage the interest rate risks related to such lending operations.

Because of the uncertainty of the supply and demand, the general condition of the economy, coupled with unemployment levels, we believe that values of residential real estate have not yet stabilized in many markets.

Consumer

Consumer loans include second mortgage home loans, home equity lines of credit and non-residential consumer purpose loans. Non-residential consumer loans include direct and indirect loans made to finance automobiles, recreation vehicles, boats purchases, and other personal (secured and unsecured) and deposit account secured loans. Consumer loans are attractive because they typically have a shorter term, provide granularity of size for the overall portfolio, and produce a higher overall yield. The Banks also have a small portfolio of credit card receivables issued on the basis of applications received through referrals from the Banks’ branches and other marketing efforts. The Banks approve consumer loans based on employment and financial information submitted by prospective borrowers as well as credit reports collected from various credit agencies. Financial stability and credit history of the borrower are the primary factors the Banks consider in granting such loans. The availability of collateral is also a factor considered in making such loans. The geographic area of the borrower is another consideration, with preference given to borrowers in the Banks’ primary market areas.

A small consumer finance portfolio is maintained by Harrison Finance Company. While it was expected that this customer base would be much more likely to be severely impacted by employment weakness and loss of access to credit, losses to date have been very manageable. The portfolio has a higher risk profile than the Banks’ consumer portfolio, but carries a higher yield.

Securities Portfolio

Our investment portfolio includes, among other asset classes, U.S. agency debt securities, U.S. agency mortgage-related securities and obligations of states and municipalities classified as available for sale and held to maturity. As such, the Company considers the available for sale portfolio as one of many sources of liquidity used to fund our operations. Investments are made in accordance with the investment policy and also tested under multiple stressed interest rate scenarios, the results of which are used to manage our interest rate risk position. The rate scenarios include regulatory and management agreed upon instantaneous and ramped rate movements that may be up to plus and minus 500 basis points. The combined portfolio has a target effective duration of two to five years.

We also utilize a significant portion of the securities portfolio to secure certain deposits and other liabilities requiring collateralization. To retain a source of liquidity, we limit the percentage of securities that can be pledged in order to keep a portion of securities available for sale. The securities portfolio can also be pledged to increase our line of credit availability at the Federal Home Loan Bank of Dallas although we have not had to do so.

The investments subcommittee of the asset\liability committee (ALCO) is responsible for evaluating issues related to the management of the investment portfolio. The investments subcommittee is also responsible for the development of investment strategies for the consideration and approval of the ALCO. Final authority and responsibility for all aspects of the conduct of investment activities rests with the board risk committee, all in accordance with the overall guidance and limitations of the investment policy.

Deposits

The Banks have several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Deposits provide the most significant funding source for the Company’s interest earning assets. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including non-interest bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances, and applicable fees. Interest paid on deposits represents the largest component of our interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Deposit flows are controlled by the Banks primarily through pricing, and to a certain extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Banks’ respective market areas. Client deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other Company services.

The Banks also hold public funds as deposits. The Banks’ appetite for public funds, as with any type of deposit, is determined by ALCO’s funding and liquidity sub-committee while pricing decisions are determined by ALCO’s deposit pricing sub-committee. Typically many public fund deposits are allocated based upon the rate of interest offered and the ability of the bank to provide collateralization. The Banks can influence the level of its public fund deposits through pricing decisions. Public deposits typically require the pledging of collateral, most commonly marketable securities. This is taken into account when determining the level of interest to be paid on public deposits. The pledging of collateral, monitoring and management reporting represents additional operational requirements for the Banks. These deposits are more volatile because they tend to be high balance deposits. Public funds have not historically presented any special risks to the Banks. Public funds are only one of many possible sources of liquidity that the Banks have available to draw upon as part of its liquidity funding strategy as defined by ALCO.

The Banks may accept and did accept in 2012 brokered deposits as part of their funding. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), only “well-capitalized” and “adequately-capitalized” institutions may accept brokered deposits. The Company issued brokered deposits through the use of third-party intermediaries. While we did not expect to see deposits leave in conjunction with the expiration of the TAG program, these CDs were issued as a temporary liquidity source in the event we saw any such activity. However, our banks did not experience any material outflow of deposits as a result of the TAG expiration.

Trust Services

The Banks, through their respective trust departments, offer a full range of trust services on a fee basis. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, charitable and religious organizations. As of December 31, 2012, the trust departments of the Banks had approximately $13.6 billion of assets under administration compared to $12.5 billion as of December 31, 2011. As of December 31, 2012, $4.1 billion of administered assets were corporate trust accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

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

AVAILABLE INFORMATION

We make available free of charge, on or through our website www.hancockbank.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The SEC maintains a website that contains the Company’s reports, proxy and information statements, and the Company’s other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on the Company’s website is not part of any report that it files with the SEC.

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

Federal Regulation

The Bank Holding Company Act generally prohibits a corporation that owns a bank from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries. Acquiring or obtaining control of more than 5% of the voting shares of any company that engages in activities other than those activities determined by the Federal Reserve to be so closely related to banking, managing or controlling banks as to be proper incident thereto is also prohibited. In determining whether a particular activity is permissible, the Federal Reserve considers whether the performance of the activity can reasonably be expected to produce benefits to the public that outweigh possible adverse effects. For example: making, acquiring or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance, and performing certain insurance underwriting activities have all been determined by the Federal Reserve to be permissible activities. The Bank Holding Company Act does not place territorial limits on permissible bank-related activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when it has reasonable cause to believe that continuation of such activity or control of such subsidiary constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve: (1) before it acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of the voting shares of such bank, (2) before it or any of its subsidiaries other than a bank acquires all of the assets of a bank, (3) before it merges with any other bank holding company, or (4) before it engages in permissible non-banking activities. In reviewing a proposed covered acquisition, the Federal Reserve considers its financial, managerial and competitive aspects. The future prospects of the companies and banks concerned and the convenience and needs of the community to be served are also considered. The Federal Reserve also reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the holding company can service such indebtedness without adversely affecting its ability to meet the regulatory capital requirements imposed on the holding company or its subsidiaries. The Bank Holding Company Act further requires that consummation of approved bank holding company or bank acquisitions or mergers must be delayed for a period of not less than 15 or more than 30 days following the date of approval. During such 15 to 30-day period, complaining parties may obtain a review of the Federal Reserve’s order granting its approval by filing a petition in the appropriate United States Court of Appeals petitioning that the order be set aside.

The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) repealed the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. The Financial Services Modernization Act also preempted any state law restricting the establishment of financial affiliations, primarily related to insurance. Generally, the Act establishes a comprehensive framework that permits affiliations among qualified bank holding companies, commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

The Financial Services Modernization Act requires that each bank subsidiary of a financial holding company be well capitalized and well managed as determined by the subsidiary bank’s principal regulator. To be considered well managed, the bank must have received at least a satisfactory composite rating and a satisfactory management rating at its most recent examination. To be well capitalized, the bank must have a leverage capital ratio of 5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. These ratios are discussed further below. A financial holding company that becomes aware that a subsidiary bank has ceased to be well capitalized or well managed must notify the Federal Reserve and enter into an agreement to cure such condition. The consequences of a failure to cure such condition are that the Federal Reserve Board may order the financial holding company to divest the bank. Alternatively, a financial holding company may cease to engage in the financial holding company activities that are unrelated to banking or otherwise impermissible for a bank holding company.

The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies and financial holding companies. The regulatory capital of a bank holding company or financial holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of a holding company and any applications made by the bank holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. There are two measures of regulatory capital presently applicable to bank holding companies: (1) risk-based capital and (2) leverage capital ratios.

The Federal Reserve rates bank holding companies through a confidential component and composite 1-5 rating system, with a composite rating of 1 being the highest rating and 5 being the lowest. This system is designed to help identify institutions requiring special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations.

The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining Tier 1 Capital of at least 3% of total assets reduced by deductions from Tier 1 capital discussed below. Tier 1 Capital for bank holding companies generally includes: common equity, retained earnings, non-controlling interest in equity accounts of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock. In calculating Tier 1 Capital, goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets are excluded. The Company’s Tier 1 capital leverage ratio at December 31, 2012 was 9.10%.

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

The primary component of risk-based capital is Tier 1 Capital, which was described above. Tier 2 Capital, which consists primarily of perpetual preferred stock not qualifying as Tier 1 Capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of the allowances for loan losses, is a secondary component of risk-based capital. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2012, the Company’s Tier 1 and Total Capital risk based ratios were 12.65% and 14.28%, respectively.

As described above, the prior approval of the Federal Reserve must be obtained before the Company may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal Act) permits adequately capitalized and managed bank holding companies to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that mergers may not be approved with respect to banks located in states that, before June 1, 1997, opted out of the Riegle-Neal Act by enacting legislation prohibiting mergers by banks located in such state with out-of-state institutions. Mississippi opted into the interstate branching provision of the Riegle-Neal Act.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

The Riegle-Neal Act further provides that a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits in any state where the acquiring bank operates. States have the right to adopt legislation to lower the 30% limit. Additional provisions require that interstate activities conform to the Community Reinvestment Act.

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

Bank Regulation

The operations of the Banks are subject to state and federal statutes applicable to state banks and the regulations of the Federal Reserve and the FDIC. The operation of the Banks may also be subject to applicable OCC regulation, to the extent state banks are granted parity with national banks. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the Banks’ operations.

Hancock Bank is subject to regulation and periodic examinations by the FDIC and the State of Mississippi Department of Banking and Consumer Finance. Whitney Bank is subject to regulation and periodic examinations by the FDIC and the Office of Financial Institutions, State of Louisiana. These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations. These examinations are designed to protect the Banks’ depositors, rather than their stockholders. In addition to these regular examinations, the Company and the Banks must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

The Company is required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination.

The Dodd-Frank Act has removed many limitations on the Federal Reserve Board’s authority to make examinations of banks that are subsidiaries of bank holding companies. Under the Dodd-Frank Act, the Federal Reserve Board is generally permitted to examine bank holding companies and their subsidiaries, provided that the Federal Reserve Board must rely on reports submitted directly by the institution and examination reports of the appropriate regulators (such as the FDIC and the Banking Department) to the fullest extent possible; must provide reasonable notice to, and consult with, the appropriate regulators before commencing an examination of a bank holding company subsidiary; and, to the fullest extent possible, must avoid duplication of examination activities, reporting requirements, and requests for information.

As a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), a financial institution insured by the FDIC can be held liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured financial institution or (2) any assistance provided by the FDIC to a commonly controlled financial institution in danger of default. Thus, Hancock Bank and Whitney Bank have potential exposure for any losses incurred by the FDIC with respect to the activities of each other.

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

Effective January 1, 2007, the FDIC began imposing deposit assessment rates based on the risk category of the bank, with Risk Category I being the lowest risk category and Risk Category IV being the highest risk category. The Dodd-Frank Act changed the method of calculation for FDIC insurance assessments. Under the previous system, the assessment base was domestic deposits minus a few allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments are calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity. In addition to providing for the required change in assessment base, the FDIC’s final deposit insurance regulations implementing the Dodd-Frank provisions eliminated the assessment adjustments based on unsecured debt, secured liabilities, and brokered deposits; added a new adjustment for holding unsecured debt issued by another insured depository institution; and lowered the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes.

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

Since the first quarter of 2000, all institutions with deposits insured by the FDIC have been required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. The current annualized assessment rate is 1.020 basis points, or approximately 0.255 basis points per quarter. These assessments will continue until the FICO bonds mature in 2017 through 2019.

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

FDICIA contains a “prompt corrective action” section intended to address problem institutions at the least possible long-term cost to the deposit insurance funds. Pursuant to this section, the federal banking agencies are required to prescribe a leverage limit and a risk-based capital requirement indicating levels at which institutions will be deemed to be “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In the case of a depository institution that is “critically undercapitalized” (a term defined to include institutions which still have positive net worth); the federal banking regulators are generally required to appoint a conservator or receiver.

FDICIA further requires regulators to perform annual on-site bank examinations, places limits on real estate lending and tightens audit requirements. The legislation eliminated the “too big to fail” doctrine, which protects uninsured deposits of large banks, and restricts the ability of undercapitalized banks to obtain extended loans from the Federal Reserve Board discount window. FDICIA also imposes new disclosure requirements relating to fees charged and interest paid on checking and deposit accounts.

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

The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Mississippi and Louisiana permit commercial banks chartered by the state to engage in any activity permissible for national banks, the Banks will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

In 2001, the USA Patriot Act was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. Government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Banks have adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

In October 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (TARP). On November 13, 2008, following a thorough evaluation and analysis, the Company announced it would not participate in the CPP. Whitney participated in the TARP program, but the preferred stock issued to Treasury was subsequently purchased and retired by Hancock in conjunction with the acquisition.

Recent Developments

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system, including the passage of EESA (discussed above), the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve Board to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage. The federal government has pursued additional initiatives in an effort to stimulate the economy and stabilize the financial markets, including the enactment of the American Recovery and Reinvestment Act of 2010, and have altered the terms of some previously announced policies.

The enactment of the Dodd-Frank Act will likely result in increased regulation of the financial services industry. Provisions likely to affect the activities of the Company and the Banks include, without limitation, the following:

•	Asset-based deposit insurance assessments. FDIC deposit insurance premium assessments are based on bank assets rather than domestic deposits.

•	Deposit insurance limit increase. The deposit insurance coverage limit has been permanently increased from $100,000 to $250,000.

•

Establishment of the Consumer Financial Protection Bureau (CFPB). The CFPB is housed within the Federal Reserve and, in consultation with the Federal banking agencies, makes rules relating to consumer protection. The CFPB has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act (or RESPA), the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. On January 4, 2012 President Obama named the first Director of the

CFPB by way of recess appointment. Hancock is subject to direct supervision and examination by the CFPB in respect of the foregoing consumer protection acts and regulations.

•

Risk-retention rule. Under current proposed rules, banks originating loans for sale on the secondary market or securitization would be required to retain 5% of any loan they sell or securitize, except for mortgages that meet low-risk standards to be developed by regulators.

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

•

Changes to regulation of bank holding companies. Under the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed to engage in interstate transactions. In the past, only the subsidiary banks were required to meet those standards. The Federal Reserve Board’s “source of strength doctrine” has now been codified, mandating that bank holding companies such as the Company serve as a source of strength for their subsidiary banks, such that the bank holding company must be able to provide financial assistance in the event the subsidiary bank experiences financial distress.

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

The Dodd-Frank Act is one of a number of legislative initiatives that have been proposed in recent years due to the national and global financial crisis. It is not possible to predict whether any other additional legislation may be adopted that would significantly affect the operations and performance of the Company and the Banks.

In the summer of 2012, our primary federal regulators—the Federal Reserve Board and the Federal Deposit Insurance Corporation – published two notices of proposed rulemaking that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (Basel Committee).

One of the 2012 capital proposals (Basel III Proposal) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (Standardized Approach Proposal) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that the implementation date would be deferred without establishing a new effective date. As proposed, the Standardized Approach Proposal will become effective on January 1, 2015. The federal banking agencies have not yet proposed rules implementing the final liquidity framework of Basel III, and have not yet determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Regulation E

As amended in late 2009, Regulation E prohibits banks from charging an overdraft fee for non-recurring debit card transactions (specifically, point-of-sale and ATM transactions) that overdraw a consumer’s account unless the consumer affirmatively consents, or “opts-in,” to the bank’s payment of overdrafts for those transactions. The Banks do not pay such transactions unless the consumer affirmatively elects, or “opts-in,” to have the Banks do so.

Debit Interchange Fees

Effective June 29, 2011, the Federal Reserve issued a final rule implementing the “Durbin Amendment” to the Dodd-Frank Act. The rule included standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Interchange fees, or “swipe” fees, are fees that merchants pay to credit card companies and card-issuing banks like us for processing electronic payment transactions on their behalf. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The rule further allows for an upward adjustment of 1 cent to the interchange fee if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve.

In addition, the legislation prohibits card issuers and networks from entering into exclusive arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing. The limits that the Dodd-Frank Act and Federal Reserve rules place on debit interchange fees have reduced our debit card interchange revenues. The rule became effective October 1, 2011.

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

Effect of Governmental Monetary and Fiscal Policies

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

A substantial portion of our loan portfolio is secured by real estate. In a weak economy, or in areas where real estate market conditions are distressed, we may experience a higher than normal level of nonperforming real estate loans, the collateral value of the portfolio and the revenue stream from those loans could come under stress, and additional provisions to the allowance for loan losses could be necessitated. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impaired, causing additional losses.

Difficult market conditions have adversely affected the industry in which we operate.

The capital and credit markets continue to experience volatility and disruption. Continuing distressed conditions in the housing market, with depressed home prices and increased foreclosures, unemployment and under-employment, have negatively impacted the performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we face the following risks related to these conditions:

•

There is increased regulation of our industry, including as a result of the Emergency Economic Stabilization Act of 2008 (EESA) and the Dodd-Frank Act. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

The financial soundness and stability of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and financial soundness and stability of other financial institutions as a result of credit, trading, clearing or other relationships between such institutions. We routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks and other institutional clients. As a result, defaults by, and even rumors regarding, other financial institutions, or the financial services industry generally, could impair our ability to effect such transactions and could lead to losses or defaults by us. In addition, many of our transactions expose us to credit risk in the event of default of a counterparty or client. Additionally, our credit risk may be increased if the collateral we hold in connection with such transactions cannot be realized or can only be liquidated at prices insufficient to recover the full amount of our financial exposure. Any such losses could have a material adverse effect on our financial condition and results of operations.

We are subject to a risk of rapid and significant changes in market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause our net interest margins to decrease, subsequently reducing net interest income. In addition, such changes could adversely affect the valuation of our assets and liabilities.

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

Our financial performance is affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market transactions in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, we cannot predict the potential impact of future changes in interest rates, deposit levels, and loan demand on our business and earnings. Furthermore, the actions of the United States government and other governments may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including employee fraud, customer fraud, and control lapses in bank operations and information technology. Our dependence on our employees and automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, legal actions, and noncompliance with various laws and regulations.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into its existing businesses.

An interruption or breach in our information systems or infrastructure, or those of third parties, could disrupt our business, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our business is dependent on our ability to process and monitor a large number of transactions on a daily basis and to securely process, store and transmit confidential and other information on our computer systems and networks. We rely heavily on our information and communications systems and those of third parties who provide critical components of our information and communications infrastructure. These systems are critical to the operation of our business and essential to our ability to perform day-to-day operations. Our financial, accounting, data processing or other information systems and facilities, or those of third parties on whom we rely, may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which may adversely affect our ability to process transactions or provide services.

Although we make continuous efforts to maintain the security and integrity of our information systems and have not experienced a cyber-attack, threats to information systems continue to evolve and there can be no assurance that our security efforts and measures will continue to be effective. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Threats to our information systems may originate externally from third parties such as foreign governments, organized crime and other hackers, outsource or infrastructure-support providers and application developers, or may originate internally. As a financial institution, we face a heightened risk of a security breach or disruption from attempts to gain unauthorized access to our and our customers’ data and financial information, whether through cyber-attack, cyber intrusion over the internet, malware, computer viruses, attachments to e-mails, spoofing, phishing, or spyware.

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

Our market areas are susceptible to hurricanes. Natural disasters, such as hurricanes, can disrupt our operations, result in significant damage to properties and interrupt our ability to conduct business, and negatively affect the local economies in which we operate.

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

We are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit risk is inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of our corporate borrowers and the value of the real estate pledged as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated loan losses based on a number of factors. If our assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. Future provisions for loan losses may vary materially from the amounts of past provisions.

The projected benefit obligations of our pension plan exceed the fair value of the Plan’s assets.

Investments in the portfolio of our pension plan may not provide adequate returns to fully fund benefits as they come due, thus causing higher annual plan expenses and requiring additional contributions by us.

We may need to rely on the financial markets to provide needed capital.

Our stock is listed and traded on the NASDAQ Global Select. If our capital resources prove in the future to be inadequate to meet our capital requirements, we may need to raise additional equity. If the market should fail to operate, or if conditions in the capital markets are adverse, we may be constrained in raising capital. We maintain a consistent analyst following; therefore, downgrades in our prospects by an analyst(s) may cause our stock price to fall and significantly limit our ability to access the markets for additional capital requirements.

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

Holders of our shares of Common Stock do not have preemptive rights; therefore, future stock offerings could dilute our shareholders. We cannot predict the effect that future sales of our Common Stock would have on the market price of our Common Stock.

Our future growth and financial performance may be negatively affected if we are unable to successfully execute our growth plans.

We may not be able to continue our organic, or internal, growth, which depends upon economic conditions, our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund growth at a reasonable cost, sufficient capital to support our growth initiatives, competitive factors, banking laws, and other factors.

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

Our inability to control the inherent risks of acquiring businesses and assets could adversely affect our operations.

Acquisitions of businesses in the financial services industry are an important element of our business strategy. We cannot assure that we will be able to identify and acquire businesses in execution of this strategy on terms acceptable to us in the future. We must also generally satisfy several conditions before we complete an acquisition of another bank or bank holding company, including federal and/or state regulatory approvals. We may be required to incur substantial indebtedness to finance future acquisitions. Such additional debt service requirements may impose a significant burden on our results of operations and financial condition. We cannot assure you that we will be able to successfully consolidate any business or assets we acquire with our existing business. The integration of acquired operations and assets may require substantial management effort, time and resources and may divert management’s focus from other strategic opportunities and operational matters. Acquisitions may not perform as expected when the transaction was consummated and may be dilutive to our overall operating results.

We are subject to regulation by various Federal and State entities.

We are subject to the regulations of the Securities and Exchange Commission (“SEC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Mississippi Department of Banking and Consumer Finance, and the Louisiana Office of Financial Institutions. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various Federal and State laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans, including ability to branch, offer certain products, or execute existing or planned business strategies.

For example, the Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. If adopted as proposed, Basel III and regulations proposed by the federal banking regulatory agencies will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, if and when they become effective, will impose additional costs on banking entities and their holding companies. For additional information regarding the Dodd-Frank Act and Basel III, see “Supervision and Regulation.”

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

Changes in accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.

Our accounting policies are fundamental to the understanding of our financial condition and results of operations. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the financial statements by affecting the value of our assets or liabilities and results of operations. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts may be reported if different estimates or assumptions were used. If such estimates or assumptions underlying the financial statements are incorrect, we could experience material losses. From time to time, FASB and the SEC change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Additionally, it is possible, if unlikely, we could be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements in material amounts.

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

We and other financial institutions have been the subject of increased litigation which could result in legal liability and damage to our reputation.

We and certain of our directors and officers may be named from time to time as defendants in various class actions and other litigation relating to our business and activities. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other financial institutions and companies, we are also subject to risk from employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business.

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

In response to recent market disruptions, legislators and financial regulators have taken a number of steps to stabilize the financial markets. These steps include the enactment and partial implementation of the Emergency Economic Stabilization Act of 2008, the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve Board to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage. The administration and Congress have pursued additional initiatives to stimulate the economy and stabilize the financial markets, including the enactment of the American Recovery and Reinvestment Act of 2010, and have altered the terms of some previously announced policies.

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

The Company’s main office, which is also the headquarters of the holding company and Hancock Bank, is located at One Hancock Plaza, in Gulfport, Mississippi. The Whitney Bank main office is located in downtown New Orleans, Louisiana. The Banks make portions of their main office facilities and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to the Company’s overall operations.

The Company operates almost 300 full service banking and financial services offices and almost 350 automated teller machines across a Gulf south corridor comprising south Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and Panhandle regions of Florida; and Houston, Texas. The Company owns approximately 57% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Banks and subsidiaries of the Banks hold a variety of property interests acquired in settlement of loans.

ITEM 3.	LEGAL PROCEEDINGS

We and our subsidiaries are party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

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

	High Sale	Low Sale	Cash Dividends Paid
2012
4th quarter	$32.50	$29.47	$0.24
3rd quarter	33.27	27.99	0.24
2nd quarter	36.56	27.96	0.24
1st quarter	36.73	31.56	0.24

2011
4th quarter	$33.72	$25.38	$0.24
3rd quarter	33.25	25.61	0.24
2nd quarter	34.57	30.04	0.24
1st quarter	35.68	30.67	0.24

There were 10,711 registered shareholders and approximately 40,400 beneficial holders of the Company’s common stock at February 1, 2013 and 84,878,522 shares outstanding. On February 1, 2013, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Global Select Market were $30.67 and $30.20, respectively.

The principal sources of funds to the Company to pay cash dividends are the dividends received from Hancock Bank, Gulfport, Mississippi, and Whitney Bank, New Orleans, Louisiana. Consequently, dividends are dependent upon the Banks’ earnings, capital needs, regulatory policies as well as statutory and regulatory limitations. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid to the Company by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Whitney Bank are subject to approval by the Commissioner for Financial Institutions of the State of Louisiana. We do not expect regulatory restrictions to affect our ability to pay cash dividends. Although no assurance can be given that Hancock Holding Company will continue to declare and pay regular quarterly cash dividends on its common stock, Hancock Bank has paid regular cash dividends since 1937 and Hancock Holding Company has paid regular cash dividends since its organization.

Stock Performance Graph

The following performance graph and related information are neither “soliciting material” nor “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference into such filing.

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2007 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

Issuer Purchases of Equity Securities

There are a maximum of 2,975,644 shares that may be purchased under the buy-back program approved in 2007. No shares were purchased by the issuer or any affiliated purchaser in 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated Financial Statements and Notes thereto included elsewhere herein.

	At and For the Years Ended December 31,
	2012	2011	2010	2009	2008
Income Statement:
Interest income	$762,549	$592,204	$352,558	$323,727	$335,437
Interest income (TE)	774,134	604,130	364,385	335,787	345,891
Interest expense	51,682	70,971	82,345	95,300	126,002

Net interest income (TE)	722,452	533,159	282,040	240,487	219,889
Provision for loan losses	54,192	38,732	65,991	54,590	36,785
Noninterest income excluding securities transactions	252,195	206,427	136,949	157,258	122,953
Securities transactions gains/(losses)	1,552	(91)	—	69	4,825
Noninterest expense excluding amortization of intangibles	681,000	577,463	276,532	232,053	212,011
Amortization of intangibles	32,067	16,551	2,728	1,417	1,432

Income before income taxes	197,355	94,823	61,911	97,694	86,985
Income tax expense	45,613	18,064	9,705	22,919	21,619

Net income	$151,742	$76,759	$52,206	$74,775	$65,366

Bargain purchase gain	—	—	—	(33,623)	—
Merger-related expenses	45,789	86,762	3,167	3,682	—
Securities transactions gains/(losses)	1,552	(91)	—	69	4,825
Debt early redemption	5,336	—	—	—	—
Taxes on adjustments	17,350	30,398	1,108	(11,587)	(1,689)

Operating income (a)	$183,965	$133,214	$54,265	$56,352	$62,230

(a)	Net income less tax-effected merger costs, bargain purchase gain on acquisition, debt early redemption and securities gains/losses. Management believes that this a useful financial measure because it enables investors to assess ongoing operations.

Per Common Share Data:
Earnings per share:
Basic earnings per share	$1.77	$1.16	$1.41	$2.28	$2.07
Diluted earnings per share	1.75	1.15	1.40	2.26	2.04
Operating earnings per share: (a)
Basic operating earnings per share	2.15	2.03	1.47	1.72	1.98
Diluted operating earnings per share	2.13	2.02	1.46	1.71	1.95
Cash dividends paid	0.96	0.96	0.96	0.96	0.96
Book value (period end)	28.91	27.95	23.22	22.74	19.18

	At and For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Period-End Balance Sheet Data:
Loans, net of unearned income	$11,577,802	$11,177,026	$4,957,164	$5,114,175	$4,249,290
Loans held for sale	50,605	72,378	21,866	36,112	22,290
Securities	3,716,460	4,496,900	1,488,885	1,611,327	1,680,096
Short-term investments	1,500,188	1,184,419	639,164	797,262	549,416

Total earning assets	16,845,055	16,930,723	7,107,079	7,558,876	6,501,092

Allowance for loan losses	(136,171)	(124,881)	(81,997)	(66,050)	(61,725)
Other assets	2,755,601	2,968,254	1,113,245	1,204,257	727,887

Total assets	$19,464,485	$19,774,096	$8,138,327	$8,697,083	$7,167,254

Noninterest bearing deposits	$5,624,127	$5,516,336	$1,127,246	$1,073,341	$962,886
Interest bearing deposits	10,120,061	10,197,243	5,648,473	6,122,471	4,968,051

Total deposits	15,744,188	15,713,579	6,775,719	7,195,812	5,930,937
Other borrowed funds	1,035,722	1,398,346	375,224	516,183	506,570
Other liabilities	231,297	295,008	130,836	147,425	120,248
Common stockholders’ equity	2,453,278	2,367,163	856,548	837,663	609,499

Total liabilities & common stockholders’ equity	$19,464,485	$19,774,096	$8,138,327	$8,697,083	$7,167,254

Average Balance Sheet Data:
Loans, net of unearned income	$11,284,739	$8,514,021	$5,005,753	$4,310,120	$3,873,908
Securities	4,063,817	3,074,373	1,559,019	1,559,570	1,742,130
Short-term investments	771,523	955,325	698,042	497,048	175,891

Total earning assets	16,120,079	12,543,719	7,262,814	6,366,738	5,791,929
Allowance for loan losses	(136,257)	(102,784)	(73,190)	(63,450)	(53,354)
Other assets	2,951,547	2,281,136	1,236,610	796,479	687,814

Total assets	$18,935,369	$14,722,071	$8,426,234	$7,099,767	$6,426,389

Noninterest bearing deposits	$5,251,391	$3,400,064	$1,076,829	$935,985	$876,669
Interest bearing deposits	9,858,792	8,316,489	5,840,669	4,761,614	4,305,738

Total deposits	15,110,183	11,716,553	6,917,498	5,697,599	5,182,407
Other borrowed funds	1,182,673	1,000,998	515,626	613,523	554,898
Other liabilities	241,710	203,403	127,400	114,270	104,279
Common stockholders’ equity	2,400,803	1,801,117	865,710	674,375	584,805

Total liabilities & common stockholders’ equity	$18,935,369	$14,722,071	$8,426,234	$7,099,767	$6,426,389

	At and For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Performance Ratios:
Return on average assets	0.80%	0.52%	0.62%	1.05%	1.02%
Return on average assets—operating (a)	0.97%	0.90%	0.64%	0.79%	0.97%
Return on average common equity	6.32%	4.26%	6.03%	11.09%	11.18%
Return on average common equity—operating (a)	7.66%	7.40%	6.27%	8.36%	10.64%
Return on average tangible common equity	9.72%	5.98%	6.62%	12.34%	12.69%
Return on average tangible common equity—operating (a)	11.78%	10.37%	6.88%	9.30%	12.08%
Earning asset yield (tax equivalent—te)	4.80%	4.82%	5.01%	5.27%	5.97%
Total cost of funds	0.32%	0.57%	1.13%	1.50%	2.17%
Net interest margin (te)	4.48%	4.25%	3.88%	3.78%	3.80%
Noninterest income excluding bargain purchase gain on acquisition and securities transactions as a percent of total revenue (te)	25.88%	27.91%	32.69%	33.95%	35.86%
Efficiency ratio (e)	64.63%	66.35%	65.24%	62.71%	61.84%
Average loan/deposit ratio	74.68%	72.67%	72.36%	75.65%	74.75%
FTE employees (period-end)	4,235	4,736	2,271	2,240	1,952

Capital Ratios:
Common stockholders’ equity to total assets	12.60%	11.97%	10.52%	9.63%	8.50%
Tangible common equity to total assets	8.77%	7.96%	9.69%	8.81%	7.62%
Tier 1 leverage (b)	9.10%	8.17%	9.65%	10.60%	8.06%

Asset Quality Information:
Non-accrual loans	$121,837	$99,128	$112,274	$86,555	$29,976
Restructured loans (c)	32,215	18,145	12,641	—	—

Total non-performing loans	154,052	117,273	124,915	86,555	29,976

Other real estate (ORE) and foreclosed assets	102,072	159,751	33,277	14,336	5,360

Total non-performing assets	$256,124	$277,024	$158,192	$100,891	$35,336

Non-performing assets to loans + ORE and foreclosed assets	2.19%	2.44%	3.17%	1.97%	0.83%
Accruing loans 90 days past due (d)	$13,244	$5,880	$1,492	$11,647	$11,005
Accruing loans 90 days past due as a percent of loans	0.11%	0.05%	0.03%	0.23%	0.26%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	2.31%	2.50%	3.19%	2.19%	1.09%
Net charge-offs—non-covered	$55,031	$33,805	$50,682	$50,265	$22,183
Net charge-offs—covered	$26,069	$11,475	$—	$—	$—
Net charge-offs—non-covered to average loans	0.49%	0.40%	1.01%	1.17%	0.57%
Allowance for loan losses	$136,171	$124,881	$81,997	$66,050	$61,725
Allowance for loan losses to period-end loans	1.18%	1.12%	1.65%	1.29%	1.45%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	81.40%	101.40%	64.87%	67.26%	150.62%

(a)	Excludes tax-effected merger related expenses, bargain purchase gain on acquisition, debt redemption costs and securities transactions. See operating income calculation previously in Selected Financial Data.
(b)	Calculated as Tier 1 capital divided by average total assets for leverage capital purposes.
(c)	Included in restructured loans are $15.8 million, $4.1 million and $8.7 million of non-accrual loans at December 31, 2012, 2011 and 2010, respectively. Total excludes acquired credit-impaired loans.
(d)	Non-accrual loans and accruing loans past due 90 days or more do not include acquired impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the related loan pool.
(e)	Noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles, securities transactions, merger-related expenses and debt redemption costs.

	At and For the Years Ended December 31,
	2012	2011	2010	2009	2008
Supplemental Asset Quality Information (excluding covered assets and acquired loans) (a)	(dollar amounts in thousands)
Non-accrual loans (b)(c)	$87,651	$79,164	$66,988	$30,978	$29,976
Restructured loans (d)	27,451	18,145	12,641	—	—

Total non-performing loans	115,102	97,309	79,629	30,978	29,976
Foreclosed assets (e)	75,771	115,769	17,595	14,336	5,360

Total non-performing assets	$190,873	$213,078	$97,224	$45,314	$35,336

Non-performing assets as a percent of loans and foreclosed assets	2.66%	4.26%	2.33%	1.08%	0.83%
Accruing loans 90 days past due	$7,737	$4,871	$1,492	$11,647	$11,005
Accruing loans 90 days past due as a percent of loans	0.11%	0.10%	0.04%	0.23%	0.26%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	2.77%	4.36%	2.37%	1.36%	1.09%
Allowance for loan losses (f)(g)	$78,774	$83,246	$81,325	$66,050	$61,725
Allowance for loan losses as a percent of period-end loans	1.11%	1.70%	1.96%	1.29%	1.45%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	64.13%	81.47%	100.25%	154.96%	150.62%

(a)	Covered and acquired loans are considered to be performing due to the application of the accretion method under acquisition accounting. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Certain acquired loans and foreclosed assets are also covered under FDIC loss sharing agreements, which provide considerable protection against credit risk. Due to the protection of loss sharing agreements and the impact of acquisition accounting, management has excluded acquired loans and covered assets from this table to provide comparability to prior periods and better perspective into asset quality trends.
(b)	Excludes acquired covered loans not accounted for under the accretion method of $4,100, $18,846, $45, 286 and $55,577 for the years 2012, 2011, 2010 and 2009. These loans are accounted for under the cost recovery method. There were no acquired covered loans in 2008.
(c)	Excludes non-covered acquired loans at fair value not accounted for under the accretion method of $30,087 and $1,117 for the years ended December 31, 2012 and 2011. There were no non-covered acquired loans in earlier periods.
(d)	Excludes non-covered acquired performing loans at fair value of $4,764 in 2012. There were no restructured non-covered acquired performing loans in earlier periods.
(e)	Excludes covered foreclosed assets of $26,301, $43,982 and $15,682 for 2012, 2011 and 2010, respectively. There were no covered foreclosed assets in earlier periods. On June 4, 2011 Hancock acquired $87,895 of foreclosed assets in the Whitney merger.
(f)	Excludes impairment recorded on covered acquired loans of $56,609, $41,634, and $672 in 2012, 2011 and 2010. There was no impairment recorded on covered acquired loans in earlier periods.
(g)	Excludes allowance for loan losses recorded on non-covered acquired-performing loans of $788 in 2012. There were no allowance for loan losses on non-covered acquired-performing loans in earlier periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Holding Company and our subsidiaries during 2012 and selected prior periods. This discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this report, including the consolidated financial statements and related notes.

FORWARD-LOOKING STATEMENTS

In accordance with safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this annual report contains forward-looking statements that reflect management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “project,” “forecast” and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are subject to risks and uncertainties, and our future results of operations could differ materially from our historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in “Item 1A. Risk Factors” and include, without limitation:

•

general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services;

•

disruptions to the credit and financial markets, either nationally or globally, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of the ongoing sovereign debt crisis in Europe;

•	changes in the interest rate environment may reduce net interest margins and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	legislative, regulatory or accounting changes, including changes resulting from the implementation of the Dodd-Frank Act may adversely affect the businesses in which Hancock is engaged;

•	local, state or federal taxing authorities may take tax positions that are adverse to us;

•	reduction in Hancock’s credit ratings;

•	adverse changes may occur in the securities markets;

•

unpredictable natural or other disasters could have an adverse effect on us by materially interrupting our operations or the ability or willingness of our customers to access the financial services we offer; and

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected.

We undertake no obligation to update any forward-looking statements. You are cautioned that forward-looking statements are not guarantees of future performance, our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements and you should not place undue reliance on these forward-looking statements.

EXECUTIVE OVERVIEW

Recent Economic and Industry Developments

Recent reports from the Federal Reserve indicate slow, but steady improvement of economic activity throughout most of Hancock’s market areas. Activity at energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas market areas remained at high levels that are expected to continue in 2013, despite low prices for natural gas. There is some concern regarding the availability of a shortage of specialized skilled labor needed to further expand activity in this industry. Tourism and convention activity, which is important to several of the Company’s market areas, also remained strong with a positive near-term outlook. Retail sales activity is generally improved from prior year levels, although there is room for additional improvement and buying behavior suggest consumers remain conservative in managing their personal finances. Manufacturing activity has shown mixed results, with current performance and near-term prospects varied among the different sectors. Uncertainties regarding such matters as the health of the international economy, domestic fiscal and tax policy, changing regulations, and costs associated with proposed regulations and coming healthcare provisions, have led manufacturers to remain cautious about expanding operations and increasing hiring.

The real estate market for both residential and commercial properties continues to show some improvement. Home sales are growing modestly year-over-year, with the strongest growth in Florida, and prices are stabilizing and trending higher in most markets. New home construction activity is also showing some continued improvement. The sustainability of a housing market recovery will be sensitive to the continued availability of attractive financing rates, the ability of prospective homeowners to meet underwriting standards, the rate of foreclosed properties entering the market and consumer expectations about future economic conditions, among other factors. Commercial construction activity has improved modestly, with apartment development particularly strong. Absorption rates in office, industrial and retail property markets have been modestly positive, and the prospect is improving for some increase in commercial real estate investment and construction activity. Growth in commercial construction will depend in large part on continued improvement in overall economic activity and increased confidence that these improvements can be sustained.

Employment growth was generally positive across Hancock’s market area, with recent strong growth in Florida and Louisiana. The unemployment rates in several market areas have generally tracked lower than the national level throughout the recent recession and slow recovery. Uncertainty over fiscal policy and healthcare costs have tempered some employers’ hiring decisions. Pricing pressures remain subdued, but employment costs related to tax policy, regulation and healthcare are concerns of many businesses.

Loan demand across most of the markets that Hancock serves has increased, but competition for quality borrowers remains stiff. Auto lending, mortgage lending on both new and existing homes, energy lending and some commercial real estate development financing all had expanded activity.

The overall U.S. economy continued to expand, with most all regions showing modest to moderate growth rates. Confidence in the prospect of a higher rate of sustained growth is improving for businesses and consumers alike, although uncertainties remain about such matters as the health of the international economy and the implications of pending or proposed changes in U.S. fiscal and tax policies and regulations. The Federal Reserve has responded to the slow recovery from the deep recession by taking steps to hold interest rates at unprecedented low levels and has expressed its intent to maintain rates at these levels pending further improvement in the unemployment rate.

The Dodd-Frank Act that was signed into law in July 2010 significantly overhauled many aspects of the financial services industry and includes provisions that have had or likely will have an impact on the nature and pricing of services offered by the Banks and other financial services industry participants. The independent Consumer Financial Protection Bureau that was established under the Dodd-Frank Act has broad rulemaking, supervisory and enforcement authority over consumer financial products, including deposit products, residential mortgages, home-equity loans and credit cards. The Dodd-Frank Act directs applicable regulatory authorities to promulgate a large number of regulations implementing its provisions over time. The CFPB now conducts consumer compliance examinations of the Banks.

Acquisition of Whitney Holding Corporation

On June 4, 2011, Hancock acquired Whitney Holding Corporation, the parent of Whitney National Bank based in New Orleans, Louisiana, in a stock and cash transaction. The total purchase price was approximately $1.6 billion, including 40.8 million Hancock common shares issued to Whitney common shareholders at a fair value of $1.3 billion and $308 million paid by the Company to purchase and subsequently retire Whitney’s preferred stock and common stock warrant that had been issued under TARP. The fair value of the assets acquired, excluding goodwill, totaled $11.2 billion, and included $6.5 billion in loans, $2.6 billion of investment securities, and $224 million of identifiable intangible assets. Liabilities assumed were $10.1 billion, including $9.2 billion of deposits. Whitney National Bank served the five-state Gulf Coast region stretching from Houston, Texas, across southern Louisiana and the coastal region of Mississippi, to central and south Alabama, the panhandle of Florida, and the metropolitan area of Tampa, Florida.

Highlights of 2012 Financial Results

Net income for the year ended December 31, 2012 was $151.7 million, almost double the $76.8 million net income in 2011. This increase was primarily due to the full-year impact of the acquired Whitney operations and lower merger-related expenses in 2012. Diluted earnings per share for 2012 were $1.75, a $0.60 increase from 2011. Diluted earnings per share on operating income, which excludes tax-effected merger-related expenses, debt reduction costs and securities gains and losses, were $2.13 for 2012, an $0.11 improvement over 2011. Hancock’s return on average assets (ROA) for 2012 was 0.80% compared to 0.52% for 2011, while the operating ROA increased to 0.97% in 2012, up 7 basis points from 2011.

Net interest income (te) in 2012 totaled $722.5 million, a $189.3 million (36%) increase over 2011. Average earning assets in 2012 were up almost 30% over 2011, related mainly to the Whitney acquisition in June 2011. The reported net interest margin widened 23 basis points to 4.48% in 2012, reflecting a relatively stable yield on earning assets and a further decline in funding costs. Asset yields were supported by the continued favorable performance of Whitney’s acquired loan portfolio and an increase in interest income recognized on the portfolio under purchase accounting. The core net interest margin, which is calculated excluding total net purchase accounting adjustments, has compressed some during 2012, mainly on lower core yields on the loan and securities portfolios.

The provision for loan losses was $54.2 million in 2012 compared to $38.7 million in 2011, with each related mainly to loans not covered under FDIC loss-sharing agreements. Approximately $13.7 million of the 2012 provision was associated with a bulk sale of non-covered problem loans toward the end of that year. Net charge-offs from the non-covered portfolio during 2012 were $55.0 million or 0.49% of average total loans, including $16.2 million related to the bulk loan sale. This compares to the net non-covered charge-offs of $33.8 million, or 0.40% of average total loans, in 2011. The determination of allowances for covered loans and other loans acquired with existing credit impairment is discussed in Note 1 to the consolidated financial statements.

Total assets at December 31, 2012 were $19.5 billion, down less than 2% from the prior year-end. Total loans increased $400.8 million (4%) during 2012, and were up $556 million (5%) excluding the FDIC-covered portfolio. During 2012, net growth primarily in commercial non-real estate (C&I) loans, but also in residential mortgages and consumer loans, was partially offset by net reductions in construction and land development and commercial real estate credits. The Banks increased their level of liquidity investments toward the end of 2012 to address the potential for some run-off of deposits in early 2013 following the expiration of a special deposit insurance program. No material outflows were noted and the excess liquidity will be redeployed during the first quarter of 2013.

At December 31, 2012, deposits in total were up slightly from the end of 2011, as growth in noninterest-bearing and lower rate interest-bearing deposits outpaced the run-off of higher rate time deposits. Noninterest-bearing demand deposits increased 2% and comprised 36% of total deposits at December 31, 2012.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (tax equivalent or “te”) is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For internal analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) for 2012 totaled $722.5 million, a $189.3 million (36%) increase over 2011. Average earning assets in 2012 were up almost 30% over 2011, reflecting mainly the Whitney acquisition in June 2011. The reported net interest margin improved 23 basis points (bps) to 4.48% in 2012. The net interest margin is the ratio of net interest income (te) to average earnings assets. The core margin (net interest margin calculated excluding total net purchase accounting adjustments) was approximately 3.74% in 2012. The core margin has compressed 23 bps during 2012 to approximately 3.61% in the fourth quarter compared to the fourth quarter of 2011, mainly from a decline in the core yields on the loan and securities portfolios. The reported net interest margin was stable to slightly higher during 2012. Whitney’s acquired portfolio continued to perform better than expected over this period. As a result, re-projections of expected cash flows from the acquired portfolio led to increased loan accretion that favorably impacted both net interest income and the net interest margin. Changes in activity related to prepayments and payoffs in the acquired portfolio can cause quarterly accretion levels to be volatile.

The overall reported yield on earning assets was 4.80% in 2012, down 2 bps from 2011. The reported loan portfolio yield of 6.00% in 2012 was up 3 bps from 2011. Recent growth in commercial loans has been in very competitively priced segments, but the increasing yield recognized on the acquired portfolio has helped to support the overall loan yield. The reported yield on the mainly fixed-rate portfolio of investment securities declined 69 bps from 2011, reflecting both lower yields available on the reinvestment of repayments and maturities and the market yield on Whitney’s securities portfolio at the acquisition date. The mix of average earning assets improved moderately in 2012, as the proportion of loans increased to 70% of earnings assets compared to 68% in 2011 with a corresponding decline in short-term investments.

The cost of funding earning assets declined to 0.32% in 2012, down 25 bps from 2011. The overall rate paid on interest-bearing deposits declined 34 bps from 2011 to 0.33% in 2012. This decrease was due primarily to the impact of the sustained low rate environment on deposit rates in general and on the re-pricing of time deposits in particular. The opportunity to re-price time deposits at significantly lower rates over the near term has largely been eliminated. The mix of funding sources improved during 2012, related mainly to the full-year effect of the composition of the acquired Whitney deposit base. Interest-free sources, including non-interest bearing demand deposits, funded 32% of average earnings assets in 2012 compared to 26% in 2011.

As earning assets continue to re-price at lower rates, and with little opportunity to further reduce funding costs, management expects continued compression in the core net interest margin in the near term. All else equal, some near-term compression in the reported margin is also anticipated.

Net interest income (te) for 2011 totaled $533.2 million, almost double the $282.0 million earned in 2010. Earning assets in 2011 were up 71% over 2010, reflecting mainly the Whitney acquisition, and the net interest margin improved by 37 basis points to 4.25% in 2011.

The yield on average earning assets decreased 19 basis points to 4.82% in 2011. Loan yields increased 11 basis points to 5.97% in 2011, while the yield on the investment portfolio declined 137 basis points from 2010. Positive adjustments to the yield earned on the acquired Whitney portfolio based on post-merger portfolio performance benefited the overall loan yield in 2011. The overall mix of average earning assets was relatively stable between 2011 and 2010, with loans comprising approximately 68% of the total in each year.

The cost of funding earning assets decreased 56 basis points to 0.57% in 2011. The overall rate paid on interest-bearing deposits was down 58 basis points from 2010 to 0.67% in 2011, reflecting mainly the impact of the sustained low rate environment on deposit rates and the expected runoff or re-pricing of higher rate time deposits from the People’s First acquisition. There was a favorable shift in the mix of funding sources during 2011, related mainly to the composition of the acquired Whitney deposit base. Interest-free sources, including non-interest bearing demand deposits, funded 26% of average earnings assets in 2011 compared to 12% in 2010.

The factors contributing to the changes in net interest income (te) for 2012, 2011, and 2010 are presented in Tables 1 and 2 below. Table 1 shows average balances and related interest and rates. Table 2 details the effects of changes in balances (volume) and rate on net interest income in 2012 and 2011.

TABLE 1. Summary of Average Balances, Interest and Rates (te) (a)

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	($ in millions)
Assets
Interest-Earnings Assets:
Loans (te) (b)	$11,284.7	$676.8	6.00%	$8,514.0	$508.4	5.97%	$5,005.8	$293.9	5.86%
U.S. Treasury securities	0.2	0.0	4.66	8.7	0.0	0.49	11.4	0.1	0.63
U.S. agency securities	99.0	2.1	2.12	277.5	5.6	2.03	152.3	4.0	2.60
CMOs	1,545.5	29.8	1.93	742.5	18.9	2.55	284.4	10.5	3.69
Mortgage-backed securities	2,150.8	51.3	2.39	1,772.2	55.6	3.14	905.2	42.3	4.68
Obligations of states and political subdivisions:
taxable	59.8	2.8	4.73	57.5	3.1	5.32	61.6	2.9	4.74
nontaxable (te)	200.7	9.0	4.48	191.7	9.3	4.84	127.2	8.0	6.33
Other securities	7.9	0.4	4.43	24.3	1.1	4.60	16.9	0.9	5.05

Total investment in securities (te) (c)	4,063.9	95.4	2.35	3,074.4	93.6	3.04	1,559.0	68.7	4.41
Federal funds sold and short-term investments	771.5	1.9	0.25	955.3	2.1	0.22	698.0	1.7	0.25

Total earning assets (te)	16,120.1	774.1	4.80%	12,543.7	604.1	4.82%	7,262.8	364.3	5.01%

Non-earning assets:
Other assets	2,951.5			2,281.2			1,236.6
Allowance for loan losses	(136.3)			(102.8)			(73.2)

Total assets	$18,935.4			$14,722.1			$8,426.2

Liabilities and Stockholder’s Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$5,827.3	$7.4	0.13%	$4,100.4	$8.5	0.21%	$1,940.5	$9.0	0.46%
Time deposits	2,580.0	21.2	0.82	2,901.5	42.1	1.45	2,736.2	54.4	1.99
Public funds	1,451.5	4.1	0.29	1,314.6	5.1	0.39	1,164.0	9.5	0.82

Total interest-bearing deposits	9,858.8	32.7	0.33	8,316.5	55.7	0.67	5,840.7	72.9	1.25

Repurchase agreements	760.9	5.9	0.78	681.5	7.0	1.03	477.2	9.2	1.93
Other interest-bearing liabilities	82.9	0.1	0.14	114.6	0.2	0.14	37.9	0.2	0.45
Long-term debt	338.9	12.9	3.80	205.0	8.1	3.95	0.5	0.0	7.33

Total interest-bearing liabilities	11,041.5	51.6	0.47%	9,317.5	71.0	0.76%	6,356.3	82.3	1.30%

Non-interest bearing:
Demand deposits	5,251.4			3,400.1			1,076.8
Other liabilities	241.7			203.4			127.4
Stockholders’ equity	2,400.8			1,801.1			865.7

Total liabilities & stockholders’ equity	$18,935.4			$14,722.1			$8,426.2

Net interest income and margin (te)		722.5	4.48%		$533.1	4.25%		$282.0	3.88%

Net earning assets and spread	$5,078.6		4.33%	$3,226.2		4.06%	$906.5		3.71%

Interest cost of funding earning assets			0.32%			0.57%			1.13%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans and loans held for sale.
(c)	Average securities do not include unrealized holding gains or losses on available for sale securities.

TABLE 2. Summary of Changes in Net Interest Income (te) (a) (b)

	2012 Compared to 2011			2011 Compared to 2010
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)

	Volume	Rate		Volume	Rate
			(In thousands)
Interest Income (te)
Loans (te) (c)	$166,170	$2,259	$168,429	$209,576	$4,890	$214,466
Investment Securities:
U.S. Treasury securities	(78)	43	(35)	(16)	(14)	(30)
U.S. agency securities	(3,772)	241	(3,531)	2,763	(1,099)	1,664
CMOs	16,388	(5,498)	10,890	10,928	(2,521)	8,407
Mortgage-backed securities	10,533	(14,773)	(4,240)	32,333	(19,111)	13,222
Obligations of states and political subdivisions:
Taxable	120	(350)	(230)	(192)	333	141
Nontaxable (te)	424	(718)	(294)	3,221	(1,990)	1,231
Other securities	(731)	(42)	(773)	370	(106)	264

Total investment in securities (te)	22,884	(21,097)	1,787	49,407	(24,508)	24,899
Federal funds sold and short-term investments	(440)	228	(212)	541	(160)	381

Total interest income (te)	188,614	(18,610)	170,004	259,524	(19,778)	239,746

Interest-bearing transaction deposits	2,846	(3,966)	(1,120)	5,401	(5,625)	(224)
Time deposits	(4,251)	(16,578)	(20,829)	900	(13,516)	(12,616)
Public funds	495	(1,496)	(1,001)	1,211	(5,583)	(4,372)

Total interest-bearing deposits	(910)	(22,040)	(22,950)	7,512	(24,724)	(17,212)

Repurchase agreements	753	(1,825)	(1,072)	3,324	(5,616)	(2,292)
Other interest-bearing liabilities	(75)	39	(36)	304	(253)	51
Long-term debt	5,307	(538)	4,769	8,114	(35)	8,079

Total interest expense	5,075	(24,364)	(19,289)	19,254	(30,628)	(11,374)

Net interest income (te) variance	$183,539	$5,754	$189,293	$240,270	$10,850	$251,120

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Amounts shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due soley to changes in volume or rate.
(c)	Includes nonaccrual loans and loans held for sale.

Provision for Loan Losses

The provision for loan losses was $54.2 million in 2012 compared to a provision of $38.7 million in 2011. At the end of 2012, the Company completed a bulk sale of approximately $40 million of loans. Approximately $36 million of the loans sold were previously reported as nonperforming loans. The remaining $4 million of loans sold were acquired credit-impaired credits that were not reported as nonperforming loans under purchase accounting. The sale added $13.7 million to the provision for loan losses, and $16.2 million to net charge-offs for 2012. Specific reserves totaling $2.5 million had been previously recorded on loans included in the sale. The credits sold had a total of approximately $56 million in remaining contractual principal.

During 2012, the Company recorded a $41.0 million increase in the allowance for losses related to impairment of certain pools of covered loans, with a related increase of $38.2 million in the Company’s FDIC loss share receivable. The net impact on provision expense was $2.8 million in 2012 compared to $3.0 million in 2011. Decreases in the expected cash flows on covered loans are recorded as an adjustment to the allowance for loan losses with a corresponding increase to the loss share receivable, and the difference is recorded as a provision for loan losses in the consolidated statement of income.

The section below on the “Allowance for Loan and Lease Losses” provides additional information on changes in the allowance for loans losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans and for acquired performing loans and acquired impaired loans (which includes all covered loans) are described in Note 1 to the consolidated financial statements.

Noninterest Income

Noninterest income for 2012 totaled $253.7 million, a $47.4 million (23%) increase from 2011. The full-year impact of the acquired Whitney operations in 2012 was the primary factor behind this overall increase.

Income from service charges on deposit accounts increased $23.0 million (42%) in 2012 compared to 2011. The Company began offering new and standardized products and services across its footprint in conjunction with the core systems integration in March 2012. The additional revenue generated from these product changes supplemented the increase of service charge income from the full-year impact of Whitney’s operations. Service charges include periodic account maintenance fees for both commercial and personal customers, charges for specific transactions or services, such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

Bank card fees were up 10%, but would have shown a decline excluding the full-year impact of Whitney’s operations. Restrictions on debit card interchange rates that arose from the implementation of the Durbin amendment to the Dodd-Frank Act began impacting Whitney Bank in the fourth quarter of 2011 and Hancock Bank at the beginning of the third quarter of 2012. The restrictions reduced Whitney Bank fees by approximately $2.5 million per quarter and Hancock Bank fees by approximately $2.0 million per quarter. The Durbin interchange restrictions also negatively impacted ATM fees beginning in the third quarter of 2012. These revenue losses were partially offset by an increase in merchant processing revenue starting with the third quarter of 2012 that was related to the reacquisition of the Company’s merchant business and a change in the terms of the servicing agreement.

Fees from secondary mortgage market operations increased $6.0 million in 2012 (57%) compared to 2011. In addition to the favorable impact from a full-year of Whitney’s operations in 2012, the Company’s origination volume and fees benefited as consumers took advantage of historically low rates to refinance or purchase their homes in an improving economic environment.

Fluctuations in the accretion on the FDIC loss share receivable reflect changes in the amount and timing of projected cash flows related to the reimbursements under the loss sharing agreements. These projections are updated as loss estimates related to the various covered loan pools change.

Noninterest income for 2011 totaled $206.3 million, a $69.4 million (51%) increase over 2010. Excluding the estimated impact of the Whitney acquisition, noninterest income was up $10.0 million, or 7%. An $11.8 million increase in the accretion of the FDIC loss share receivable and improvements in several other income categories were partly offset by a $6.0 million reduction in service charge revenue from legacy Hancock customers. Investment brokerage and annuity sales fees from legacy Hancock operations increased $2.5 million (24%) due mainly to improved financial market conditions. ATM fees were up $2.1 million (22%) in 2011 due to increased activity and the impact of changes in the fee structure during 2010. The decrease in service charges was due mainly to lower overdraft and NSF fees resulting from new consumer protection regulations implemented during the third quarter of 2010.

Table 3 presents the components of noninterest income for the prior three years along with the percentage changes between years:

TABLE 3. Noninterest Income

	2012	% Change	2011	% Change	2010
		($ in thousands)
Service charges on deposit accounts	$78,246	42%	$55,265	22%	$45,335
Trust fees	32,736	37	23,940	43	16,715
Bank card fees	31,698	10	28,879	93	14,941
Investment and annuity fees	18,033	20	15,016	47	10,181
ATM fees	17,414	24	14,052	48	9,486
Secondary mortgage market operations	16,488	57	10,484	18	8,915
Insurance commissions and fees	15,692	(5)	16,524	14	14,461
Accretion of FDIC loss share receivable	5,000	(70)	16,689	241	4,890
Income from bank-owned life insurance	11,163	20	9,311	78	5,219
Credit-related fees	6,681	16	5,752	296	1,451
Income from derivatives	3,600	374	760	n/m	—
Gain on sales of assets	4,366	303	1,083	75	618
Safety deposit box income	2,006	26	1,591	89	841
Other miscellaneous income	9,072	28	7,081	82	3,896
Securities transactions gains, net	1,552	1,805	(91)	n/m	—

Total noninterest income	$253,747	23%	$206,336	51%	$136,949

n/m = not meaningful

Noninterest Expense

Noninterest expense for 2012 totaled $713.1 million, an increase of $119.1 million (20%) compared to 2011. Excluding merger-related expenses totaling $45.8 million in 2012 and $86.8 million in 2011, noninterest expense increased $160.0 million (32%) to $667.3 million in 2012 compared to 2011. The overall increase was due primarily to the full-year impact of Whitney’s acquired operations, net of the cost savings realized as Whitney’s operations were successfully integrated into Hancock.

Table 4 presents the components of noninterest expense for the prior three years along with the percentage changes between years. In Table 4 and the following discussion, merger-related expenses are excluded from the individual components and addressed separately.

TABLE 4. Noninterest Expense

	2012	% Change	2011	% Change	2010
		($ in thousands)
Employee compensation	$284,962	29%	$220,720	96%	$112,457
Employee benefits	71,772	38	51,922	76	29,558

Total personnel expense	356,734	31	272,642	92	142,015
Net occupancy expense	53,856	26	42,890	80	23,799
Equipment	21,862	29	16,972	61	10,512
Data processing expense	46,819	17	39,906	76	22,702
Professional services	33,021	14	29,029	91	15,184
Amortization of intangible assets	32,067	94	16,551	507	2,728
Telecommunications and postage	21,062	20	17,617	61	10,959
Deposit insurance and regulatory fees	14,902	15	12,974	14	11,401
Advertising	8,155	(30)	11,729	54	7,600
Ad valorem and franchise taxes	8,321	56	5,330	49	3,568
Printing and supplies	6,534	30	5,040	131	2,186
Other real estate owned expense, net	13,866	101	6,910	54	4,475
Insurance expense	5,494	27	4,313	115	2,010
Merger-related expenses	45,789	n/m	86,762	n/m	3,167
Other expense	44,585	76	25,349	50	16,954

Total noninterest expense	$713,067	20%	$594,014	113%	$279,260

n/m = not meaningful

The components of merger-related expenses:

	2012	2011	2010
Personnel	$9,450	$13,960	$27
Net occupancy expense	611	330	4
Equipment	2,235	552	57
Data processing expense	3,116	3,163	944
Professional services	24,436	40,902	1,263
Telecommunications and postage	375	897	60
Advertising	5,360	5,958	113
Printing and supplies	957	568	194
Insurance expense	—	3,177	—
Other expense	(751)	17,255	505

Total merger-related expenses	$45,789	$86,762	$3,167

Total personnel expense increased $84.1 million (31%) in 2012 compared to 2011. The full-time equivalent workforce has been reduced by approximately 14% from the level shortly after the Whitney acquisition in June 2011 through the end of 2012, with most of the reductions following the completion of the core systems conversion and merger-related branch consolidations in March 2012. Several additional branches were closed in the fourth quarter of 2012 as part of management’s ongoing branch rationalization process.

Occupancy, equipment and data processing expense increased a combined $22.8 million (23%), as the impact of Whitney’s operations was partially offset by reductions associated with the data systems conversion, the consolidated of branch networks and back-office operations, and the branch rationalization process.

Amortization of intangible assets is associated mainly with the value of core deposit relationships and other identifiable intangibles acquired in bank acquisitions. Amortization expense of $29.5 million is scheduled for 2013. Note 2 to the consolidated financial statements reviews recently completed acquisitions and Note 8 presents additional information on intangible assets subject to amortization.

Expenses related to other real estate owned (ORE) increased $7.0 million (101%) in 2012 compared to 2011, due mainly to valuation losses on ORE acquired from Whitney and unreimbursed losses on the increased volume of covered loans moving through the foreclosure process into ORE and to final resolution.

Other expenses for 2012 includes the $5.3 million expense associated with the repurchase of a portion of Whitney Bank’s subordinated debt. The remaining increase of $13.9 million reflects mainly the impact of Whitney’s operations.

Total noninterest expense for 2011 increased $314.8 million (113%) to $594.0 million, primarily due to the part-year impact of the Whitney acquisition. Excluding merger-related expenses totaling $86.8 million in 2011 and $3.2 million in 2010, and approximately $213 million of expenses added in 2011 from the Whitney acquisition, noninterest expense increased $17.8 million (6%).

Total personnel expense in 2011(excluding $114.3 million of Whitney expenses), increased $16.3 million (11%) compared to the prior year. Normal salary adjustments, additional incentive-based compensation and some strategic staff additions appropriate to the Company’s expanded scope of operations following the Whitney acquisition and increases in both health and pension benefits were the primary components of this increase.

Deposit insurance and regulatory fees decreased $3.6 million (32%) in 2011, excluding expenses associated with Whitney’s operations. The implementation of a new deposit insurance assessment calculation method in 2011 had a favorable impact on the Banks’ premiums. Excluding the impact of the Whitney acquisition, no significant trends were identified underlying the changes in other noninterest expense categories between 2011 and 2010.

Income Taxes

Income tax expense was $45.6 million in 2012, $18.1 million in 2011 and $9.7 million in 2010. Our effective income tax rate continues to be less than the statutory rate of 35%, due primarily to tax-exempt income and tax credits. The effective tax rates for 2012, 2011 and 2010 were 23%, 19% and 15%, respectively. Note 17 to the consolidated financial statements reconciles reported income tax expense to the amount determined by applying the statutory rate to income before income taxes.

SEGMENT REPORTING

The Company’s primary operating segments consist of the Hancock segment, which coincides generally with the Company’s Hancock Bank subsidiary, and the Whitney segment, which coincides generally with its Whitney Bank subsidiary. Each Bank segment offers commercial, consumer and mortgage loans and deposit services, as well as certain other services, such as trust and treasury management services. Although the Bank segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. On June 4, 2011, the Company completed its acquisition of Whitney Holding Corporation, the parent of Whitney National Bank. Whitney National Bank was merged into Hancock Bank of Louisiana, and the combined entity was renamed Whitney Bank. On March 15, 2012, Whitney Bank transferred the assets and liabilities of its operations in Florida, Alabama and Mississippi to Hancock Bank. The transfer included approximately $1.4 billion of earning assets and a comparable amount of deposits. Note 19 to the consolidated financial statements provides comparative financial information for the reportable operating segments for 2012, 2011, and 2010. In the tables in Note 19, the “Other” column includes activities of other consolidated subsidiaries and the holding company which do not constitute reportable segments under the relevant accounting guidelines. These subsidiaries provide investment services, insurance agency services, insurance underwriting and various other services to third parties.

Of the Company’s total operating income of $184.0 million for 2012, the Hancock segment generated approximately $55.4 million and the Whitney segment generated approximately $124.2 million. Operating income is defined as net income less tax-effected merger-related expenses, debt redemption costs and securities transactions. Operating income was up $18.6 million (50%) over 2011 for the Hancock segment and $32.7 million (36%) for the Whitney segment, with each increase reflecting primarily the full-year impact of Whitney’s acquired operations and the reorganization of these operations in March 2012.

Net interest income for both the Hancock and Whitney segments also benefited from an increased rate of accretion on the purchased loan portfolios during 2012. The Hancock segment includes the FDIC covered portfolio as well as a portion of the portfolio acquired in the Whitney transaction, while the Whitney segment includes the majority of the Whitney acquired loans. A decrease in the accretion on the FDIC loss share receivable in 2012 reduced the Hancock segment’s noninterest income by $11.7 million compared to 2011. The bulk sale of problem loans toward the end of 2012 added approximately $5.1 million to the provision for loan losses for the Hancock segment and $8.6 million to the provision for the Whitney segment. There was a small decrease for 2012 in the Hancock segment’s provision associated with the FDIC covered portfolio. Excluding the impact of the bulk loan sale in late 2012, the Whitney segment’s provision for loan losses increased approximately $6.7 million compared to 2011, reflecting both loan growth and the impact of a moderate increase in non-performing loans and charge-offs associated with a limited number of originated commercial credits in Louisiana markets and some smaller dollar residential mortgage and commercial credits from the Whitney acquired performing portfolio. The cost savings realized as Whitney’s operations were successfully integrated into Hancock are primarily reflected in the comparative results of the Whitney segment.

BALANCE SHEET ANALYSIS

Investment Securities

Our investment in securities was $3.7 billion at December 31, 2012, compared to $4.5 billion at December 31, 2011. The decline of $780 million from the end of 2011 reflects mainly the use of proceeds from maturities and scheduled repayments to fund the net loan growth and reduction in short-term borrowings discussed below. Also as discussed later, the Company opted to maintain additional short-term liquidity balances at the end of 2012 in anticipation of possible increased demands on liquidity as a result of the expiration of the FDIC’s Transaction Account Guarantee (TAG) program.

At December 31, 2011, all securities were classified as available for sale. At December 31, 2012, we had $2.0 billion in available for sale securities and $1.7 billion in held to maturity.

During the first quarter of 2012, the Company reclassified approximately $1.5 billion of securities available for sale as securities held to maturity. As a result of the acquisition of Whitney National Bank, the securities portfolio increased to a level that caused us to conclude that only a portion of the portfolio is needed to be held for sale for liquidity purposes. The securities reclassified consisted primarily of CMOs and in-market municipal securities. The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The unrealized net holding gain on the available for sale securities on the date of transfer totaled approximately $39 million, and continued to be reported, net of tax, as a component of accumulated other comprehensive income. This net unrealized gain is being accreted to interest income over the remaining life of the securities as a yield adjustment, which serves to offset the impact of the amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

Our securities portfolio consists mainly of residential mortgage-backed securities and CMOs that are issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return. We invest only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five years, At December 31, 2012, the average maturity of the portfolio was 3.16 years with an effective duration of 2.19 years and a weighted-average yield of 2.71%. At December 31, 2011, the average maturity of the portfolio was 3.69 years with an effective duration of 2.26 years and a weighted-average yield of 3.22%.

There were no investments in securities of a single issuer, other than U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies that exceeded 10% of stockholders’ equity. We do not invest in subprime or “Alt A” home mortgage loans. Investments classified as available for sale are carried at fair value with held to maturity securities carried at amortized cost. Unrealized holding gains on available for sale securities are excluded from net income and are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of stockholders’ equity, until realized.

The amortized costs of securities at December 31, 2012 and 2011 was as follows (in thousands):

TABLE 5. Securities by Type

	December 31,
	2012	2011
Available for sale securities
U.S. Treasury	$150	$150
U.S. government agencies	18,096	248,595
Municipal obligations	49,608	294,489
Mortgage-backed securities	1,715,524	2,422,891
CMOs	196,723	1,426,495
Other debt securities	2,250	4,517
Equity securities	4,531	4,208

	$1,986,882	$4,401,345

Held to maturity securities
Municipal obligations	$164,493	$—
Mortgage-backed securities	180,397	—
CMOs	1,323,128	—

	$1,668,018	$—

The amortized cost, yield and fair value of debt securities at December 31, 2012, by contractual maturity, were as follows (in thousands):

TABLE 6. Securities Maturities by Type

	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield
Available for sale
U.S. Treasury	$—	$150	$—	$—	$150	$158	4.65%
U.S. government agencies	18,096	—	—	—	18,096	18,107	1.85%
Municipal obligations	24,584	21,298	3,703	23	49,608	50,165	2.62%
Mortgage-backed securities	925	21,818	246,098	1,446,683	1,715,524	1,774,406	3.43%
CMOs	—	196,723	—	—	196,723	198,077	1.37%
Other debt securities	250	2,000	—	—	2,250	2,250	2.28%

Total debt securities	$43,855	$241,989	$249,801	$1,446,706	$1,982,351	$2,043,163	3.19%

Fair Value	$44,003	$244,207	$259,924	$1,495,029	$2,043,163

Weighted Average Yield	2.41%	1.77%	4.59%	3.22%	3.19%

Held to maturity
Municipal obligations	$14,545	$45,611	$88,795	$15,542	$164,493	$180,510	4.35%
Mortgage-backed securities	—	—	—	180,397	180,397	183,826	1.90%
CMOs	—	372,257	5,789	945,082	1,323,128	1,346,129	1.92%

Total debt securities	$14,545	$417,868	$94,584	$1,141,021	$1,668,018	$1,710,465	2.15%

Fair Value	$14,626	$427,022	$104,739	$1,164,078	$1,710,465

Weighted Average Yield	3.56%	1.14%	4.39%	2.33%	2.15%

Loan Portfolio

Total loans (net of unearned discount) at December 31, 2012 were $11.6 billion, an increase of $400.8 million (4%) from December 31, 2011, with most of the growth coming in the last half of the year. Excluding the FDIC-covered portfolio acquired with Peoples First, total loans were up $556 million (5%) compared to year-end 2011. During 2012, net growth in commercial non-real estate (C&I), residential mortgage and consumer loans was partially offset by net reductions in construction and land development (C&D) and commercial real estate (CRE) credits. Hancock’s loan pipeline remains strong, but the market for new loans remains highly competitive. Although management expects continued net loan growth in future quarters, the rate of growth may be below that experienced over the last half of 2012.

The assessment and monitoring of the risk and performance of the loan portfolio is currently performed at the aggregate levels of commercial, residential mortgage and consumer, where the commercial category includes C&I, C&D, and CRE loans. As a result, we have historically reported credit quality information at these aggregate levels, without further break out of the commercial category. We are in the process of enhancing certain aspects of our allowance methodology and credit risk monitoring activities that will include refining certain data and reporting methods and that will lead to a higher level of disaggregation of the commercial loan portfolio for purposes of reporting credit quality statistical information in future periods. We intend to have these new processes and refinements operational in 2013. We provide the more detailed breakout of commercial loans where the information is currently available in the following loan tables.

The following table sets forth, for the periods indicated, the composition of our loan portfolio distinguished among loans originated, acquired and covered.

Table 7. Loans Outstanding by Type

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Originated loans:
Commercial non-real estate	$2,713,385	$1,525,409	$1,046,431	$984,057	$1,011,942
Construction and land development	665,673	540,806	495,590	535,439	585,375
Commercial real estate	1,548,402	1,259,757	1,231,414	1,162,838	1,083,828
Residential mortgages	827,985	487,147	366,183	395,946	427,545
Consumer	1,351,776	1,074,611	1,008,395	1,084,925	1,140,600

Total originated loans	$7,107,221	$4,887,730	$4,148,013	$4,163,205	$4,249,290

Acquired loans:
Commercial non-real estate	$1,690,643	$2,236,758	$—	$—	$—
Construction and land development	295,151	603,371	—	—	—
Commercial real estate	1,279,546	1,656,515	—	—	—
Residential mortgages	486,444	734,669	—	—	—
Consumer	202,974	386,540	—	—	—

Total acquired loans	$3,954,758	$5,617,853	$—	$—	$—

Covered loans:
Commercial non-real estate	$29,260	$38,063	$35,190	$661	$—
Construction and land development	28,482	118,828	157,267	298,500	—
Commercial real estate	95,146	82,651	181,873	179,416	—
Residential mortgages	263,515	285,682	293,506	343,953	—
Consumer	99,420	146,219	141,315	128,440	—

Total covered loans	$515,823	$671,443	$809,151	$950,970	$—

Total loans:
Commercial non-real estate	$4,433,288	$3,800,230	$1,081,621	$984,718	$1,011,942
Construction and land development	989,306	1,263,005	652,857	833,939	585,375
Commercial real estate	2,923,094	2,998,923	1,413,287	1,342,254	1,083,828
Residential mortgages	1,577,944	1,507,498	659,689	739,899	427,545
Consumer	1,654,170	1,607,370	1,149,710	1,213,365	1,140,600

Total loans	$11,577,802	$11,177,026	$4,957,164	$5,114,175	$4,249,290

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

Originated C&I loans were up $1.2 billion since December 31, 2011. The net increase reflected activity with both new and existing customers, including certain activity with relationships acquired in the Whitney acquisition. Considered together, originated and acquired C&I loans increased a combined $642 million during 2012. While most markets across the Company’s footprint reported C&I growth, the most significant activity was concentrated in the Company’s market areas in Louisiana, the Houston, Texas market, and several Florida market areas, with a sizeable portion of the new business generated from customers in the oil and gas energy sector.

The Company’s commercial customer base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers totaled approximately $905 million at December 31, 2012, up approximately $300 million from December 31, 2011. The majority of the O&G portfolio is with customers who provide transportation and other services and products to support exploration and production activities. The Banks’ C&I lending is mainly to middle-market and smaller commercial entities, although they do occasionally participate in larger shared-credit loan facilities with businesses well known to the relationship officers and operating in the Company’s market areas. Shared credits funded at December 31, 2012 totaled approximately $1.0 billion, of which approximately $466 million was with O&G customers.

Originated C&D loans and originated commercial real estate (CRE) loans, which include loans on both income-producing and owner-occupied properties, increased a combined $414 million during 2012, with $164 million of net growth in the fourth quarter. This increase reflects the funding of existing commitments as well as some new business across the Company’s footprint and covers a variety of retail, multi-family residential, commercial and other projects, including some sizable projects to expand or renovate established properties in Louisiana. Overall, however, opportunities for funding new quality projects in today’s environment remain limited.

Originated residential mortgages were up $341 million during 2012, and originated consumer loans increased $277 million over this period. The Company has increased its emphasis on residential mortgages to be held in the loan portfolio, and customer demand has been supported by historically low interest rates for home loans. Lending campaigns for indirect auto loans and home equity loans initiated in the second quarter of 2012 contributed to the growth in the originated consumer portfolio.

The portfolio of acquired Whitney loans has declined $1.7 billion since December 31, 2011, with a $546 million decline in the C&I category, $685 million in the C&D and CRE categories, and $432 million in the residential mortgage and consumer loans categories. There were no significant trends underlying the reduction in the C&I category, and, as noted earlier the Company continues its relationship with many of the commercial customers who have paid down their loans since the acquisition. Reductions in acquired C&D and CRE categories as well as the residential mortgage and consumer categories reflected mainly normal repayment and refinancing activity.

Total covered loans at December 31, 2012 were down $156 million from December 31, 2011. These reductions reflect normal repayments, charge-offs and foreclosures. The covered portfolio will continue to decline over the terms of the loss share agreements.

The following table shows average loans for each of the prior three years and the effective taxable-equivalent yield earned on each category presented.

Table 8. Average Loans

	Years Ended December 31,
	2012			2011			2010
	Balance ($000s)	Yield (te)	Pct of total	Balance ($000s)	Yield (te)	Pct of total	Balance ($000s)	Yield (te)	Pct of total

Total loans:
Commercial non-real estate	$4,007,506	4.61%	35%	$2,590,707	4.90%	30%	$1,012,950	5.72%	20%
Construction and land development	1,157,064	7.23%	10%	1,022,344	6.04%	12%	712,818	4.21%	14%
Commercial real estate	2,897,317	6.25%	26%	2,354,944	6.01%	28%	1,369,077	5.54%	27%
Residential mortgages	1,571,465	7.11%	14%	1,137,922	6.85%	13%	733,996	6.14%	15%
Consumer	1,651,387	6.99%	15%	1,408,104	6.98%	17%	1,176,912	7.21%	24%

Total loans	$11,284,739	6.00%	100%	$8,514,021	5.97%	100%	$5,005,753	5.86%	100%

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio:

TABLE 9. Loans Maturities by Type

	December 31, 2012 Maturity Range
	Within One Year	After One Through Five Years	After Five Years	Total
	(In thousands)
Total loans:
Commercial loans:
Commercial non-real estate	$2,163,513	$1,599,121	$670,654	$4,433,288
Construction and land development	386,204	390,815	212,287	989,306
Commercial real estate	735,140	1,534,718	653,236	2,923,094
Residential mortgage loans	146,662	239,979	1,191,303	1,577,944
Consumer loans	296,646	605,607	751,917	1,654,170

Total loans	$3,728,165	$4,370,240	$3,479,397	$11,577,802

The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is shown below:

TABLE 10. Loans Sensitivity to Changes in Interest Rates

	December 31, 2012
	Fixed rate	Floating rate	Total
	(In thousands)
Total loans:
Commercial loans:
Commercial non-real estate	$1,089,963	$1,179,812	$2,269,775
Construction and land development	248,290	354,812	603,102
Commercial real estate	1,230,215	957,739	2,187,954
Residential mortgage loans	761,425	669,857	1,431,282
Consumer loans	744,417	613,107	1,357,524

Total loans	$4,074,310	$3,775,327	$7,849,637

Non-performing Assets

The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, troubled debt restructurings and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed. In the following table, commercial loans encompass commercial non-real estate loans, construction and land development loans and commercial real estate loans.

TABLE 11. Non-performing Assets

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Total loans:
Loans accounted for on a non-accrual basis:
Commercial loans	$98,103	$69,113	$83,994	$46,739	$25,510
Commercial loans—restructured	14,414	4,142	8,302	—	—

Total commercial loans	112,517	73,255	92,296	46,739	25,510
Residential mortgage loans	17,285	25,043	21,489	32,293	4,466
Residential mortgage loans—restructured	1,364	—	409	—	—

Total residential mortgage loans	18,649	25,043	21,898	32,293	4,466
Consumer loans	6,449	4,972	6,791	7,523	—

Total non-accrual loans	137,615	103,270	120,985	86,555	29,976

Restructured loans:
Commercial loans—non-accrual	14,414	4,142	8,302	—	—
Residential mortgage loans—non-accrual	1,364	—	409	—	—

Total restructured loans—non-accrual	15,778	4,142	8,711	—	—

Commercial loans—still accruing	15,888	12,812	3,301	—	—
Residential mortgage loans—still accruing	549	1,191	629	—	—

Total restructured loans—still accruing	16,437	14,003	3,930	—	—

Total restructured loans	32,215	18,145	12,641	—	—

ORE and foreclosed assets	102,072	159,751	33,277	14,336	5,360
Total non-performing assets*	$256,124	$277,024	$158,192	$100,891	$35,336

Loans 90 days past due still accruing	$13,244	$5,880	$1,492	$11,647	$11,005

Ratios
Non-performing assets to loans plus ORE and foreclosed assets	2.19%	2.44%	3.17%	1.97%	0.83%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	81.40%	101.40%	64.87%	67.26%	150.62%
Loans 90 days past due still accruing to loans	0.11%	0.05%	0.03%	0.23%	0.26%

*	Includes total non-accrual loans, total restructured loans—still accruing and total ORE and foreclosed assets.

Non-performing assets (NPAs) totaled $256.1 million at December 31, 2012, compared to $277.0 million at December 31, 2011. Non-performing assets as a percent of total loans and ORE and foreclosed assets was 2.19% at December 31, 2012, compared to 2.44% at December 31, 2011. Non-performing loans exclude loans from the Whitney and covered Peoples First acquired credit-impaired portfolios that were recorded at estimated fair value at acquisition and are accreting interest income. ORE and foreclosed assets decreased a net $57.7 million during 2012, reflecting in part some significant sales of legacy Whitney properties.

Non-accrual loans were $137.6 million at December 31, 2012, an increase of $34.3 million from December 31, 2011. The net increase in non-accrual loans since the end of 2011 reflects mainly the movement to non-accrual status of a small number of legacy Hancock credits, primarily CRE credits and a few C&I credits located in Louisiana. The increase also includes certain Whitney acquired performing loans that have moved to non-accrual consisting mainly of smaller dollar residential mortgage and commercial credits, primarily located in Louisiana. Covered loans and Whitney acquired impaired loans were accounted for as loans with prior credit impairment at acquisition and are considered to be performing and accruing due to the application of the accretion method to the underlying loan pools. Covered loans accounted for using the cost recovery method and reported as non-accrual totaled $4.1 million and $18.8 million at December 31, 2012 and 2011, respectively. Acquired performing loans subsequently placed in non-accrual status totaled $30.1 million at December 31, 2012 and $1.1 million at December 31, 2011.

Loans modified in troubled debt restructurings (TDRs) totaled $32.2 million at December 31, 2012 compared to $18.1 million at December 31, 2011. These totals included $14.4 million and $1.4 million, respectively, of loans reported with non-accrual loans. TDRs arise when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Certain loans modified in a TDR may continue to accrue interest, depending on the individual facts and circumstances of the borrower.

ORE and foreclosed assets decreased a net $57.7 million during 2012. Net reductions were realized both for those assets covered by FDIC loss sharing agreements and for non-covered assets and reflected in part the prudent use of auctions for certain covered assets as well as the sale of some significant legacy Whitney properties. The Company had ORE with a total carrying value of approximately $33 million under contract at December 31, 2012, with the sales expected to close in the first quarter of 2013. A relatively high rate of additions to covered ORE is expected in the near term as covered loans continue to move through the foreclosure process.

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

At December 31, 2012, the allowance for loan losses was $136.2 million compared with $124.9 million at December 31, 2011. The ratio of the allowance for loan losses as a percent of period-end loans was 1.18% at December 31, 2012, compared to 1.12% at December 31, 2011. The increase in the allowance since the end of 2011 was related mainly to the portfolio covered under FDIC loss-sharing agreements.

The Company recorded a total provision for loan losses during 2012 of $54.2 million, compared to $38.7 million in 2011. The majority of the 2012 provision, or $51.4 million, was for non-covered loans, compared to $35.7 million in 2011. Approximately $13.7 million of the 2012 provision was related to the bulk sale of problem credits toward the end of 2012, as discussed in the section entitled “Provision for Loan Losses” in the earlier discussion of “Results of Operations.” The Company recorded a $41.0 million increase in the allowance for losses related to additional impairment on certain pools of FDIC-covered loans, with a related increase of $38.2 million in the FDIC loss share receivable. The net impact on provision expense from the covered portfolio was $2.8 million in 2012 compared to $3.0 million in 2011.

Net charge-offs from the non-covered loan portfolio during 2012 were $55.0 million, or 0.49% of average total loans, including $16.2 million related to the bulk loan sale mentioned above. This compares to net non-covered charge-offs of $33.8 million, or 0.40% of average total loans, for the year ended December 31, 2011. Net charge-offs on the FDIC-covered portfolio totaled $26.1 million in 2012 compared to $11.5 million in 2011. The allowance calculated on the portion of the loan portfolio that excludes covered loans and loans acquired at fair value in the Whitney merger totaled $78.8 million, or 1.11% of this portfolio at December 31, 2012, and $83.2 million, or 1.70% at December 31, 2011. This ratio is expected to decline for a period of time as the proportion of this portfolio representing new business from Whitney’s operations grows, other factors held constant.

The following table sets forth activity in the allowance for loan losses for the periods indicated. In the following tables, commercial loans encompass commercial non-real estate loans, construction and land development loans and commercial real estate loans.

TABLE 12. Summary of Activity in the Allowance for Loan Losses

	At and For The Years Ended December 31,
	2012	2011	2010	2009	2008
			(In thousands)
Balance of allowance for loan losses at beginning of period	$124,881	$81,997	$66,050	$61,725	$47,123

Loans charged-off:
Non-covered loans:
Commercial	$42,277	$43,654	$39,393	$36,912	$12,996
Residential mortgages	6,275	2,634	4,615	3,670	1,360
Consumer	16,208	12,500	14,258	14,333	13,051

Total non-covered charge-offs	$64,760	$58,788	$58,266	$54,915	$27,407

Covered loans:
Commercial	$29,947	$11,100	$—	$—	$—
Consumer	1,094	375	—	—	—

Total covered charge-offs	31,041	11,475	—	—	—

Total charge-offs	$95,801	$70,263	$58,266	$54,915	$27,407

Recoveries of loans previously charged-off:
Non-covered loans:
Commercial	$5,375	$20,006	$3,491	$767	$1,036
Residential mortgages	324	1,091	740	241	162
Consumer	4,030	3,887	3,353	3,642	4,026

Total non-covered recoveries	$9,729	$24,984	$7,584	$4,650	$5,224

Covered loans:
Commercial	$4,894	$—	$—	$—	$—
Consumer	78	—	—	—	—

Total covered recoveries	4,972	—	—	—	—

Total recoveries	$14,701	$24,984	$7,584	$4,650	$5,224

Net charge-offs—non-covered	55,031	33,804	50,682	50,265	22,183
Net charge-offs—covered	26,069	11,475	—	—	—

Total net charge-offs	$81,100	$45,279	$50,682	$50,265	$22,183

Provision for loan losses before FDIC benefit—covered loans	41,021	52,437	672	—	—
Benefit attributable to FDIC loss share agreement	(38,198)	(49,431)	(638)	—	—
Provision for loan losses non-covered loans	51,369	35,726	65,957	—	—

Provision for loan losses, net	54,192	38,732	65,991	54,590	36,785
Increase in FDIC loss share receivable	38,198	49,431	638	—	—

Balance of allowance for loan losses at end of period	$136,171	$124,881	$81,997	$66,050	$61,725

Ratios:
Gross charge-offs—non-covered to average loans	0.57%	0.69%	1.16%	1.27%	0.71%
Recoveries—non-covered to average loans	0.09%	0.29%	0.15%	0.11%	0.13%
Net charge-offs—non-covered to average loans	0.49%	0.40%	1.01%	1.17%	0.57%
Allowance for loan losses to period-end loans	1.18%	1.12%	1.65%	1.29%	1.45%

An allocation of the loan loss allowance by major loan category is set forth in the following table. The changes in the allowance allocated to the residential mortgage and consumer categories in 2012 reflect mainly changes in the estimate of impairment on pools of covered loans within these categories.

TABLE 13. Allocation of Loan Loss by Category

	December 31,
	2012		2011		2010		2009		2008
	Allowance for Loan Losses	% of Loans to Total Loans	Allowance for Loan Losses	% of Loans to Total Loans	Allowance for Loan Losses	% of Loans to Total Loans	Allowance for Loan Losses	% of Loans to Total Loans	Allowance for Loan Losses	% of Loans to Total Loans
	(In thousands)
Total loans:
Commercial	$77,969	72.08	$78,414	71.76	$56,859	63.22	$42,483	61.37	$37,347	62.77
Residential mortgages	39,080	13.63	13,918	13.94	4,626	13.53	4,782	14.82	5,315	10.30
Consumer	19,122	14.29	32,549	14.30	20,512	23.25	18,785	23.81	19,063	26.93

	$136,171	100.00	$124,881	100.00	$81,997	100.00	$66,050	100.00	$61,725	100.00

Deposits

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and Federal funds sold, increased $316 million from December 31, 2011 to a total of $1.5 billion at December 31, 2012. Toward the end of 2012, management decided to increase the Banks’ level of liquidity investments as a precautionary measure against the potential for some run-off of deposits in early 2013 due to the expiration of the FDIC Transaction Account Guarantee (TAG) Program which had provided for unlimited deposit insurance on noninterest-bearing transaction accounts. The Banks have not experienced any material outflow of deposits as a result of the TAG Program expiration, and excess liquidity investments will be redeployed by management during the first quarter of 2013.

Deposits

Total deposits at December 31, 2012 were $15.7 billion, basically flat from December 31, 2011. Noninterest-bearing demand deposits (DDAs) at December 31, 2012 totaled $5.6 billion, a $108 million (2%) increase during the year. The proportion of DDAs in the overall deposit mix improved slightly to 36% at the end of 2012. Approximately $240 million of DDAs were converted to low-cost interest-bearing transaction accounts during the core system conversion in March 2012 in order to best match the existing product benefits offered.

Total interest-bearing deposits declined less than 1% during 2012. Time deposits (CDs) decreased by $472 million (16%) reflecting mainly the renewal rates available during this sustained period of low market interest rates. Of the balance of CDs that matured during 2012 at an average rate of approximately 0.90%, approximately two-thirds renewed at an average rate of approximately 0.30%. The decrease in CDs included the expected runoff of some of the remaining high-priced deposits in the Peoples First deposit base. In late 2012, the Banks issued $200 million in brokered CDs. These CDs were issued as a temporary liquidity source related to the year-end expiration of the TAG program discussed above in the section on “Short-Term Investments.” The brokered CDs have maturities of 3 or 6 months and an average rate of approximately 0.58%. The Banks have not experienced any material outflow of deposits as a result of the TAG Program expiration.

Interest-bearing transaction and savings deposits increased $435 million (8%) during 2012, reflecting in part some movement of balance from maturing CDs and the conversion of certain DDA accounts to low-cost interest-bearing accounts as discussed earlier. Interest-bearing public fund deposits declined $40 million (2%) from the end of 2011 to December 31, 2012. Public fund deposits typically reflect higher balances at year-end due to seasonal cash inflows to these public entities, with subsequent reductions beginning in the first quarter of the following year. In the current low rate environment, management expects customers will continue to hold funds in no or low-cost transaction accounts until rates begin to rise.

Table 14 shows deposits for each year in the three-year period ended December 31, 2012 as well as the percentage of total deposits for each category. The table shows an increasing share of demand deposits, primarily due to deposits acquired in the Whitney transaction, and reduced reliance on time deposits over the three year period.

TABLE 14. Deposits

	2012		2011		2010
	Balance	Percent of total	Balance	Percent of total	Balance	Percent of total
	(Dollars in thousands)
Interest-bearing deposits:
Transaction and savings	$6,038,003	38%	$5,602,962	36%	$1,995,081	29%
Public funds	1,580,260	10	1,620,261	10	1,216,702	18
Time	2,501,798	16	2,974,020	19	2,436,690	36

Total interest-bearing deposits	10,120,061	64	10,197,243	65	5,648,473	83

Noninterest-bearing demand deposit	5,624,127	36	5,516,336	35	1,127,246	17

Total deposits	$15,744,188	100%	$15,713,579	100%	$6,775,719	100%

Time certificates of deposit of $100,000 and greater at December 31, 2012 had maturities as follows:

TABLE 15. Maturity of Time Deposits greater than or equal to $100,000*

December 31 2012
(In thousands)
Three months	$379,478
Over three through six months	261,980
Over six months through one year	325,475
Over one year	307,285

Total	$1,274,218

*	Includes public fund time deposits

Short-Term Borrowings

The following table sets forth certain information concerning our short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. Customer repurchase agreements are the main source of such borrowings in each year. These agreements are offered mainly to commercial customers to assist them with their ongoing cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Banks, the amounts available over time can be volatile.

TABLE 16. Short-Term Borrowings

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Federal funds purchased:
Amount outstanding at period-end	$25,704	$16,819	$—
Weighted average interest at period-end	0.37%	0.19%	—
Maximum amount at any month-end during period	$33,964	$26,666	$6,900
Average amount outstanding during period	$30,137	$12,911	$2,734
Weighted average interest rate during period	0.22%	0.18%	0.13%

Securities sold under agreements to repurchase:
Amount outstanding at period-end	$613,429	$1,027,635	$364,676
Weighted average interest at period-end	0.72%	0.65%	1.69%
Maximum amount at any month-end during period	$1,005,014	$1,027,635	$534,627
Average amount outstanding during period	$760,938	$681,474	$477,174
Weighted average interest rate during period	0.78%	1.03%	1.95%

FHLB borrowings:
Amount outstanding at period-end	$—	$—	$10,172
Weighted average interest at period-end	—	—	1.19%
Maximum amount at any month-end during period	$—	$10,153	$30,676
Average amount outstanding during period	$32,571	$81,673	$22,846
Weighted average interest rate during period	0.16%	0.15%	0.57%

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

The following table shows the commitments to extend credit and letters of credit at December 31, 2012 and 2011 according to expiration date.

TABLE 17. Loan Commitments and Letters of Credit

		Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
December 31, 2012
Commitments to extend credit	$4,373,679	$2,556,159	$779,844	$697,011	$340,665
Letters of credit	401,861	253,824	116,287	30,550	1,200

Total	$4,775,540	$2,809,983	$896,131	$727,561	$341,865

		Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
December 31, 2011
Commitments to extend credit	$4,189,421	$2,948,411	$556,500	$420,372	$264,138
Letters of credit	441,048	286,934	140,494	13,620	—

Total	$4,630,469	$3,235,345	$696,994	$433,992	$264,138

ENTERPRISE RISK MANAGEMENT

The Company balances revenue generation and profitability with the inherent risks of its business activities. Enterprise risk management helps preserve shareholder value by assessing, monitoring, and managing the risks associated with our business. Strong risk management practices foster enhanced decision-making, facilitate successful implementation of new initiatives, and, where appropriate, support acceptance of greater levels of risk to drive growth and achieve strategic objectives. The Company’s risk management culture integrates a board-approved risk appetite with senior management direction and governance to facilitate the execution of the Company’s strategic plan. This integration ensures the daily management of risks by business lines and continuous corporate monitoring of the levels of risk in each business line and across the Company.

Risk Categories and Definitions

The primary risk exposures of the Company are credit, market, liquidity, operational, legal, reputational, and strategic. The Company has adopted the risk categories outlined by the Federal Reserve to govern the risk management of bank holding companies. The risk categories are:

•	Credit risk arises from a borrower or counterparty’s failure to perform on an obligation.

•	Market risk resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, or equity prices.

•

Liquidity risk rising from our inability to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding or from an inability to easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions.

•	Operational risk arising from inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes that result in unexpected losses.

•	Legal risk arising from unenforceable contracts, lawsuits, or adverse judgments that disrupt or otherwise negatively affect the operations or condition of the Company.

•	Reputational risk arising from negative publicity about the Company’s business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions.

•

Strategic risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. This risk is a function of the compatibility of a Company’s strategic goals, the business strategies developed to achieve those goals, the resources deployed against these goals, and the quality of implementation.

As a component of the Company’s risk management program these risk categories are organized into four risk classifications or genres that are reflected in the Company’s portfolio risk committees. The Company’s risk categories are:

•	Credit focusing specifically on credit risk

•	Market including risk categories of liquidity, interest rate and market risk

•	Operational including risk categories of operational, legal, and compliance risk

•	Strategic including risk categories of strategic and reputational risk

Risk Committee Governance Structure

Effective risk management governance requires active oversight, participation, and interaction by and between the board of directors and senior management. Our enterprise risk management framework uses a tiered risk/reward committee structure to facilitate the timely discussion of significant risk issues and risk mitigation strategies and/or tactics. Risk committees exist at the board, management and portfolio levels.

•

Board-level committee. The board risk committee is the senior risk/reward committee of the Company responsible for establishing our risk tolerance, reviewing enterprise risk positions and strategic activities, and providing oversight of senior management’s strategic decisions and risk responses. The board risk committee is chaired by an independent director who meets the risk management qualifications outlined in Dodd-Frank.

•

Management-level committees. The company has two management-level risk/reward committees that oversee the business strategy, organizational structure, and capital and liquidity strategies for the Company. These committees also provide oversight of the portfolio risk/reward committees to ensure tactics to address business strategy changes are properly vetted and adopted. The capital committee (CAPCO) is the senior most management committee charged with corporate business strategy development and the capital plan management. The executive committee (EXCO) is the management committee responsible for business strategy execution, corporate financial oversight, and portfolio risk committee governance and oversight. The CEO’s report to the board and are the co-chairs of CAPCO and EXCO.

•

Portfolio-level committees. The Company has four portfolio risk/reward committees focusing on credit, market, operational, and strategic risk categories. These committees review and monitor the risk categories in a portfolio context ensuring risk assessment and management processes are being effectively executed to identify and manage risk. The committees also monitor the risk portfolios for changes to the Company’s risk profile as well as ensure the risk portfolio is performing within the board-approved tolerance for risk. Portfolio committees report to EXCO.

Risk Leadership and Organization

The risk management organization of the Company is led by the Chief Risk Officer. The Chief Risk Officer reports to the Chief Executive Officer and provides overall vision, direction and leadership regarding our enterprise risk management program. The Chief Risk Officer exercises independent judgment and reporting of risk through a direct working relationship with the board risk committee. The functional areas reporting to the Chief Risk Officer are the enterprise risk management program office, operational risk management, credit risk management which includes loan review, appraisal, and credit risk analytics, regulatory relations and the enterprise-wide compliance program. The Chief Risk Officer also works closely with the Chief Internal Auditor to provide assurance to the board and senior management regarding risk management controls and their effectiveness. The Chief Internal Auditor reports to the board audit committee to assure independence of the internal audit function.

Credit Risk

The Banks’ primary lending focus is to provide commercial, consumer, and real estate loans to consumers, to small and middle market businesses, to corporate clients in their respective market areas, and to state, county, and municipal government entities. Diversification in the loan portfolio is a means of reducing the risks associated with economic fluctuations. The Banks have no significant concentrations of loans to particular borrowers or foreign entities.

The Banks monitor real estate lending concentrations throughout the year, and do not have any commercial real estate concentrations, as defined by interagency guidelines. The Banks have actively decreased their exposure to residential construction/development lending over the course of the last several years. Considering national housing trends, local market demand for housing, price softness in some markets, population migration trends, as well as general economic conditions, the Company will continue to closely monitor this type of lending.

Third party valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, leading to a recommendation for partial charge off or appropriate allowance allocation. The impairment on collateral-dependent loans is measured against the fair value of the collateral for the loan less cost estimated selling. Property valuations are ordered through, and reviewed by, the Banks’ appraisal department. The Banks typically order an “as is” valuation for collateral property if the loan is in a criticized loan classification.

The Banks maintain an active loan review function to help ensure that developing credit problems are captured and recognized in a timely manner. Further, an active watch list review routine is in place as part of the Banks’ problem loan management strategy and a list of loans 90 days past due and still accruing is reviewed with management, including the Chief Credit Officer, at least monthly. Recommendations flow from all of the above activities to recognize non-performing loans and determine accrual status.

Asset/Liability Management

Asset liability management consists of quantifying, analyzing and controlling interest rate risk (IRR) to maintain stability in net interest income under varying interest rate environments. The principal objective of asset liability management is to maximize net interest income while operating within acceptable risk limits established for interest rate risk and maintaining adequate levels of liquidity. Our net earnings are materially dependent on our net interest income.

IRR on the Company’s balance sheets consists of re-price, option, yield curve, and basis risks. Re-price risk results from differences in the maturity or re-pricing of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Yield Curve risk refers to the risk resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

The asset/liability committee (ALCO) manages our IRR exposures through pro-active measurement, monitoring, and management actions. ALCO strives to maintain levels of IRR within limits approved by the board of directors through a risk management policy that is designed to produce a stable net interest margin in periods of interest rate fluctuation. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its ALCO, which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

The Company utilizes an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform net interest income, economic value of equity , and GAP analyses. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months and 24 month periods. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

Net Interest Income at Risk

Net interest income at risk measures the risk of a change in earnings due to changes in interest rates. Table 18 presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2012. Shifts are measured in 100 basis point increments in a range of as much as +/-500 basis points (+ 300 through +100 basis points presented in Table 18) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy, and the market value of certain assets. The base case scenario assumes that the current interest rate environment is held constant throughout the 12 month forecast period; the instantaneous shocks are performed against that yield curve.

During the third quarter of 2012, the asset liability committee made a decision, as a precaution, to increase its level of overnight liquidity in the fourth quarter of 2012 against potential deposit run-off due to the expiration of TAG. This elevated level of liquidity, combined with normal, seasonal increases in deposits at year end resulted in an elevated level of interest rate risk sensitivity as of December 31, 2012. Management subsequently determined that TAG expiration had not resulted in a significant outflow of deposits and redeployed much of the elevated level of liquidity from overnight federal funds to the securities portfolio. This redeployment of liquidity in the first quarter of 2013 will reduce the Company’s interest rate risk to levels more consistent with prior periods.

TABLE 18. Net Interest Income (te) at Risk

Change in Interest Rates	Estimated Increase (Decrease) in NII December 31, 2012
(basis points)
Stable	0.00%
+100	4.12%
+200	9.17%
+300	14.38%

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

Liquidity

Liquidity management is focused on ensuring that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Banks and other subsidiaries. Hancock develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. As shown in table 19 below, our ratios of free securities to total securities were 27% and 31%, respectively, at December 31, 2012 and 2011. Free securities represent securities that are not pledged for any purpose, and include unpledged securities assigned to short-term dealer repo agreements or to the Federal Reserve Bank discount window.

TABLE 19. Liquidity Metrics

	2012	2011
Free securities / total securities	27.00%	31.20%
Noncore deposits / total deposits	9.20%	10.18%
Wholesale funds / core deposits	7.39%	9.43%

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and non-interest-bearing deposit accounts. Core deposits represent total less CDs of $100,000 or more, brokered deposits, and foreign branch deposits. As discussed earlier, the Banks issued $200 million of brokered CDs toward the end of 2012 as a precautionary measure in anticipation of possible deposit outflows associated with the expiration of the FDIC TAG Program at December 31, 2012. The Banks have not experienced any material deposit outflows in early 2013. Non-core deposits were 9.20% of total deposits at December 31, 2012, compared to 10.18% a year earlier. Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity to meet short-term funding requirements. Wholesale funds, which represent short-term borrowings and long-term debt, were 7.39% of core deposits at December 31, 2012 and 9.43% at December 31, 2011. Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $1.7 billion and borrowing capacity at the Federal Reserve’s discount window in excess of $1 billion at December 31, 2012. No amounts had been borrowed under these lines at year-end 2012.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for each of the three years in the period ended December 31, 2012.

Dividends received from the Banks have been the primary source of funds available to the Company for the payment of dividends to our stockholders and for servicing any debt issued by the holding company. The liquidity management process recognizes the various regulatory provisions that can limit the amount of dividends that the Banks can distribute to the Company, as described in Note 11 to the consolidated financial statements. It is the Company’s policy to maintain assets at the holding company to provide liquidity sufficient to fund five quarters of anticipated stockholder dividends, debt service and operations.

CONTRACTUAL OBLIGATIONS

Table 20 summarizes all significant contractual obligations at December 31, 2012, according to payments due by period. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits are scheduled in Table 15. Purchase obligations represent legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty.

TABLE 20. Contractual Obligations

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations	$439,785	$47,046	$235,018	$132,029	$25,692
Capital lease obligations	87	69	17	1	—
Operating lease obligations	79,662	12,873	21,287	15,896	29,606
Purchase obligations	31,303	12,810	12,442	6,051	—

Total	$550,837	$72,798	$268,764	$153,977	$55,298

CAPITAL RESOURCES

A strong capital position, which is vital to continued profitability, also promotes depositor and investor confidence and provides a solid foundation for future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $2.45 billion at December 31, 2012, up $86 million from December 31, 2011. Our tangible common equity ratio increased to 9.10% at the end of 2012, compared to 8.17% at December 31, 2011. The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Both the Company and the Banks are required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and 4.0% Tier 1 capital. The minimum leverage ratio is 3% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%. At December 31, 2012, our capital balances and those of the Banks were well in excess of current regulatory minimum requirements. Table 21 below shows the Company’s regulatory ratios for the past five years. Note 11 to the consolidated financial statements provides additional information about the Banks’ regulatory capital ratios. The Company and the Banks have been categorized as “well capitalized” in the most recent notices received from our regulators.

All of the Company’s regulatory capital ratios increased during 2012. Tier 1 and total regulatory capital grew primarily on the earnings retained for 2012 and the elimination of certain reductions to regulatory capital required for a period of time after the Whitney acquisition. The reduction in Tier 2 regulatory capital related mainly to the partial redemption of Whitney Bank’s subordinated debt. Risk-weighted assets grew moderately during 2012 reflecting mainly the growth in loans which generally carry higher risk-weightings than other earnings assets. The decline in regulatory ratios during 2011 reflected the impact of the Whitney acquisition.

TABLE 21. Risk-Based Capital and Capital Ratios

	2012	2011	2010	2009	2008
	(In thousands)
Tier 1 regulatory capital	$1,666,042	$1,506,218	$782,301	$756,108	$550,216
Tier 2 regulatory capital	215,516	276,819	64,240	66,397	61,874

Total regulatory capital	$1,881,558	$1,783,037	$846,541	$822,505	$612,090

Risk-weighted assets	$13,172,259	$13,118,693	$5,099,630	$6,305,707	$5,162,676

Ratios
Leverage (Tier 1 capital to average assets)	9.10%	8.17%	9.65%	10.60%	8.06%
Tier 1 capital to risk-weighted assets	12.65%	11.48%	15.34%	11.99%	10.66%
Total capital to risk-weighted assets	14.28%	13.59%	16.60%	13.04%	11.86%
Common stockholders’ equity to total assets	12.60%	11.97%	10.52%	9.63%	8.50%
Tangible common equity to total assets	8.77%	7.96%	9.69%	8.81%	7.62%

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2012 was $47.0 million, or $0.54 per diluted common share, compared to $47.0 million, or $0.55, and $19.0 million, or $0.22, respectively in the third quarter of 2012 and the fourth quarter of 2011. Pre-tax earnings for the third and fourth quarters of 2012 included no merger-related costs. The fourth quarter of 2011 included pre-tax merger-related costs of $40.2 million. The following discussion highlights recent factors impacting Hancock’s results of operations and financial position.

Total loans at December 31, 2012 were $11.6 billion, an increase of $143 million (1%) from September 30, 2012. The net loan growth was mainly generated in the commercial and industrial (C&I) portfolio, most notably in Louisiana and Houston, home to a significant part of the Gulf Coast’s energy sector. Excluding the FDIC-covered portfolio, which declined approximately $40 million during the fourth quarter, and excluding the reduction from the bulk loan sale of approximately $40 million, total loans were up $223 million (2%) from September 30, 2012. This compares to an increase of $388 million (4%) during the fourth quarter of 2012.

Total deposits at December 31, 2012 were $15.7 billion, up $1.0 billion (7%) from September 30, 2012. The fourth quarter increase reflected year-end seasonality of both commercial and public fund customers. Historically, both legacy Hancock and legacy Whitney customers have built deposits at year-end, with some of those deposits leaving in the first quarter, particularly in demand deposits.

Noninterest-bearing demand deposits (DDAs) totaled $5.6 billion at December 31, 2012, up $473 million (9%) compared to September 30, 2012. DDAs comprised 36% of total period-end deposits at December 31, 2012, up slightly from September 30, 2012. Interest-bearing public fund deposits totaled $1.6 billion at year-end 2012, up $259 million (20%) compared to September 30, 2012. DDA and public fund deposits typically reflect higher balances at year-end with subsequent reductions beginning in the first quarter.

Time deposits, primarily certificates of deposits (CDs), totaled $2.5 billion at December 31, 2012, up $78 million (3%) from September 30, 2012. In November of 2012, the Company issued $200 million in brokered CDs as a temporary liquidity source in anticipation of the year-end expiration of the FDIC Transaction Account Guarantee (TAG) Program. The Company has not experienced any material outflow of deposits as a result of the TAG expiration.

Hancock recorded a total provision for loan losses for the fourth quarter of 2012 of $28.1 million, up from $8.1 million in the third quarter of 2012. Excluding the impact of the bulk sale, provision expense for the fourth quarter of 2012 was $14.4 million. The provision for non-covered loans, excluding the impact of the bulk sale, increased to $14.2 million in the fourth quarter of 2012 from $8.1 million in the third quarter of 2012. Net charge-offs from the non-covered loan portfolio were $28.0 million, or 0.97% of average total loans on an annualized basis in the fourth quarter. Excluding the impact of the bulk sale, non-covered net charge-offs for the fourth quarter of 2012 were $11.8 million, or 0.41% of average total loans, compared to $9.7 million, or 0.34% of average total loans, for the third quarter of 2012. Net charge-offs from previously impaired loan pools in the covered portfolio were $3.2 million for the fourth quarter of 2012.

Net interest income (TE) for the fourth quarter of 2012 was $182.8 million, up from $180.1 million in the third quarter of 2012. Average earning assets were $16.2 billion in the fourth quarter of 2012, up $416 million from the third quarter of 2012. The net interest margin (TE) was 4.48% for the fourth quarter of 2012, down 6 basis points (bps) from 4.54% in the third quarter of 2012. The core margin of 3.61% (reported net interest income (TE) excluding total net purchase accounting adjustments, annualized, as a percent of total earning assets) compressed approximately 14 bps during the fourth quarter, mainly from a decline in both the core yield on the loan and the securities portfolios. The margin was favorably impacted by changes in the mix of earning assets and funding sources and a slight decline in funding costs.

Noninterest income totaled $64.9 million for the fourth quarter of 2012, up from $63.8 million in the third quarter of 2012.

Operating expense for the fourth quarter of 2012 totaled $157.9 million, down $6.5 million (4%) from the third quarter of 2012. Operating expense excludes merger-related costs and, for the third quarter of 2012, $5.3 million of subordinated debt repurchase expenses. There were essentially no merger-related costs in the fourth or third quarters of 2012. There was a $0.8 million decrease in personnel expense as a result of staff reductions associated with previously announced branch consolidations. Reductions in professional service, telephone and data processing, advertising and ORE expenses and amortization of intangibles further contributed $5.7 million to the decline. The fourth quarter’s operating expense level reflects realization of 100% of the cost savings targeted with the Whitney acquisition.

The effective income tax rate for the fourth quarter of 2012 was 20%, compared to 23% for the full-year in 2012. The effective rate in the fourth quarter reflected the impact of certain tax credits added during the period.

The summary of quarterly financial information appearing in Item 8 of this annual report on Form 10-K provides selected comparative financial information for each of the four quarters on 2012 and 2011.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The accounting principles we follow and the methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. The significant accounting principles and practices we follow are described in Note 1 to the consolidated financial statements. These principles and practices require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. We evaluate the estimates and assumptions we make on an ongoing basis to help ensure that the resulting reported amounts reflect management’s best estimates and judgments given current facts and circumstances. The following discusses certain critical accounting policies that involve a higher degree of judgment and complexity in producing estimates that may significantly affect amounts reported in the consolidated financial statements and notes.

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

The Company’s unaudited quarterly results for 2012 and 2011 are presented below. The operations acquired in the Whitney merger are reflected in 2011 from the June 4, 2011 acquisition date.

Summary of Quarterly Results

(Unaudited)

	2012
	First	Second	Third	Fourth
	(In thousands, except per share data)
Interest income (te)	$194,665	$193,323	$192,071	$194,075
Interest expense	(15,428)	(13,030)	(11,949)	(11,275)

Net interest income (te)	179,237	180,293	180,122	182,800
Taxable equivalent adjustment	(2,949)	(2,834)	(2,866)	(2,935)

Net interest income	176,288	177,459	177,256	179,865
Provision for loan losses	(10,015)	(8,025)	(8,101)	(28,051)
Noninterest income	61,506	63,552	63,759	64,931
Noninterest expense	(205,463)	(179,972)	(169,714)	(157,920)
Income before income taxes	22,316	53,014	63,200	58,825
Income tax expense	(3,821)	(13,710)	(16,216)	(11,866)

Net income	$18,495	$39,304	$46,984	$46,959

Period end balance sheet data
Total assets	$19,291,097	$18,778,707	$18,523,046	$19,464,485
Earning assets	16,575,107	16,093,991	15,858,165	16,845,055
Loans	11,130,273	11,078,146	11,434,448	11,577,802
Deposits	15,432,767	14,930,820	14,772,951	15,744,188
Stockholders’ equity	2,375,203	2,399,362	2,434,488	2,453,278

Average balance sheet data
Total assets	$19,193,520	$18,987,397	$18,598,966	$18,964,952
Earning assets	16,240,200	16,166,291	15,829,978	16,245,641
Loans	11,192,874	11,140,116	11,259,592	11,543,789
Deposits	15,312,512	15,153,701	14,845,288	15,131,902
Stockholders’ equity	2,374,904	2,387,465	2,405,240	2,435,179

Ratios
Return on average assets	0.39%	0.83%	1.00%	0.99%
Return on average common equity	3.13%	6.62%	7.77%	7.67%
Net interest margin (te)	4.43%	4.48%	4.54%	4.48%

Earnings per share
Basic	$0.22	$0.46	$0.55	$0.55
Diluted	$0.21	$0.46	$0.55	$0.54
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24

Market data:
High sales price	$36.73	$36.56	$33.27	$32.50
Low sales price	31.56	27.96	27.99	29.47
Period-end closing price	35.51	30.44	30.98	31.73
Trading volume	32,423	39,310	26,877	20,910

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Rule 13(a) – 15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

The Company’s internal controls over financial reporting as of December 31, 2012 have been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2012.

Carl J. Chaney President & Chief Executive Officer February 28, 2013	John M. Hairston Chief Executive Officer & Chief Operating Officer February 28, 2013	Michael M. Achary Chief Financial Officer February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Hancock Holding Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Hancock Holding Company (the “Company”) and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

/s/PricewaterhouseCoopers LLP

February 28, 2013

New Orleans, Louisiana

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011
	(In thousands, except share data)
Assets:
Cash and due from banks	$448,491	$437,947
Interest-bearing bank deposits	1,498,985	1,184,222
Federal funds sold	1,203	197
Securities available for sale, at fair value (amortized cost of $1,986,882 and $4,401,345)	2,048,442	4,496,900
Securities held to maturity (fair value of $1,710,465)	1,668,018	—
Loans held for sale	50,605	72,378
Loans	11,595,512	11,191,901
Less: allowance for loan losses	(136,171)	(124,881)
unearned income	(17,710)	(14,875)

Loans, net	11,441,631	11,052,145

Property and equipment, net of accumulated depreciation of $160,592 and $148,780	477,864	505,387
Prepaid expense	55,359	69,064
Other real estate, net	101,442	144,367
Accrued interest receivable	45,616	53,973
Goodwill	628,877	651,162
Other intangible assets, net	189,409	211,075
Life insurance contracts	367,317	355,026
FDIC loss share receivable	177,844	231,085
Deferred tax asset, net	128,385	145,760
Other assets	134,997	163,408

Total assets	$19,464,485	$19,774,096

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand	$5,624,127	$5,516,336
Interest-bearing savings, NOW, money market and time	10,120,061	10,197,243

Total deposits	15,744,188	15,713,579

Short-term borrowings	639,133	1,044,454
Long-term debt	396,589	353,890
Accrued interest payable	4,814	8,284
Other liabilities	226,483	286,726

Total liabilities	17,011,207	17,406,933

Stockholders’ equity:
Common stock-$3.33 par value per share; 350,000,000 shares authorized, 84,847,796 and 84,705,496 and outstanding, respectively	282,543	282,069
Capital surplus	1,647,638	1,634,634
Retained earnings	546,022	476,970
Accumulated other comprehensive income (loss), net	(22,925)	(26,510)

Total stockholders’ equity	2,453,278	2,367,163

Total liabilities and stockholders’ equity	$19,464,485	$19,774,096

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Interest income:
Loans, including fees	$668,387	$499,721	$284,922
Securities-taxable	86,402	84,321	60,653
Securities-tax exempt	5,841	6,031	5,232
Federal funds sold and other short term investments	1,919	2,131	1,751

Total interest income	762,549	592,204	352,558

Interest expense:
Deposits	32,741	55,691	72,903
Short-term borrowings	6,005	7,034	9,306
Long-term debt and other interest expense	12,936	8,246	136

Total interest expense	51,682	70,971	82,345

Net interest income	710,867	521,233	270,213
Provision for loan losses	54,192	38,732	65,991

Net interest income after provision for loan losses	656,675	482,501	204,222

Noninterest income:
Service charges on deposit accounts	78,246	55,265	45,335
Trust fees	32,736	23,940	16,715
Bank card fees	31,698	28,879	14,941
Investment and annuity fees	18,033	15,016	10,181
ATM fees	17,414	14,052	9,486
Secondary mortgage market operations	16,488	10,484	8,915
Insurance commissions and fees	15,692	16,524	14,461
Accretion of FDIC loss share receivable	5,000	16,689	4,890
Other income	36,888	25,578	12,025
Securities gains (losses), net	1,552	(91)	—

Total noninterest income	253,747	206,336	136,949

Noninterest expense:
Compensation expense	293,783	234,071	112,478
Employee benefits	72,401	52,531	29,564

Salaries and employee benefits	366,184	286,602	142,042

Net occupancy expense	54,467	43,220	23,803
Equipment expense	24,097	17,524	10,569
Data processing expense	49,935	43,069	23,646
Professional services expense	57,457	69,931	16,447
Amortization of intangibles	32,067	16,551	2,728
Telecommunications and postage	21,437	18,514	11,019
Deposit insurance and regulatory fees	14,902	12,980	11,401
Other real estate owned expense, net	13,866	6,910	4,475
Other expense	78,655	78,713	33,130

Total noninterest expense	713,067	594,014	279,260

Income before income taxes	197,355	94,823	61,911
Income taxes	45,613	18,064	9,705

Net income	$151,742	$76,759	$52,206

Basic earnings per common share	$1.77	$1.16	$1.41

Diluted earnings per common share	$1.75	$1.15	$1.40

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$151,742	$76,759	$52,206
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	8,140	(42,655)	(8,197)
Reclassification adjustment for net losses realized and included in earnings	6,327	2,923	2,535
Amortization of unrealized net gain on securities transferred to held-to-maturity	(8,752)	—	—

Other comprehensive income before income taxes	5,715	(39,732)	(5,662)
Income tax expense (benefit)	2,130	(13,841)	(2,045)

Other comprehensive income net of income taxes	3,585	(25,891)	(3,617)

Comprehensive income	$155,327	$50,868	$48,589

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
	Shares	Amount
	(In thousands, except share and per share data)
Balance, January 1, 2010	36,840,453	$122,679	$257,643	$454,343	$2,998	$837,663
Comprehensive income
Net income	—	—	—	52,206	—	52,206
Other comprehensive income	—	—	—	—	(3,617)	(3,617)

Comprehensive income						48,589
Cash dividends declared ($0.96 per common share)	—	—	—	(35,721)		(35,721)
Common stock activity, long-term incentive plan, including excess income tax benefit of $322	52,823	176	5,841	—	—	6,017

Balance, December 31, 2010	36,893,276	$122,855	$263,484	$470,828	$(619)	$856,548
Comprehensive income
Net income	—	—	—	76,759	—	76,759
Other comprehensive income	—	—	—	—	(25,891)	(25,891)

Comprehensive income						50,868
Cash dividends declared ($0.96 per common share)	—	—	—	(70,617)	—	(70,617)
Common stock issued in stock offering	6,958,143	23,170	190,824	—	—	213,994
Common stock issued in business combination	40,794,261	135,845	1,172,199	—	—	1,308,044
Common stock activity, long-term incentive plan, including excess income tax benefit of $104	59,816	199	8,127	—	—	8,326

Balance, December 31, 2011	84,705,496	$282,069	$1,634,634	$476,970	$(26,510)	$2,367,163
Net income	—	—	—	151,742	—	151,742
Other comprehensive income	—	—	—	—	3,585	3,585

Comprehensive income						155,327
Cash dividends declared ($0.96 per common share)	—	—	—	(82,690)	—	(82,690)
Common stock activity, long-term incentive plan, including excess income tax benefit of $376	142,300	474	13,004	—	—	13,478

Balance, December 31, 2012	84,847,796	$282,543	$1,647,638	$546,022	$(22,925)	$2,453,278

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151,742	$76,759	$52,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,856	24,605	13,526
Provision for loan losses	54,192	38,732	65,991
Losses (gains) on other real estate owned	8,353	4,922	(1,960)
Deferred tax expense (benefit)	32,465	8,703	(11,602)
Increase in cash surrender value of life insurance contracts	(12,807)	(12,169)	(8,022)
(Gain) loss on sales of securities, net	(1,552)	91	—
Loss (gain) on disposal of other assets	51	(424)	(316)
Net decrease (increase) in loans originated for sale	21,991	(1,560)	22,032
Net amortization of securities premium/discount	49,887	29,523	7,071
Amortization of intangible assets	32,067	16,551	2,728
Stock-based compensation expense	11,019	7,196	4,077
(Decrease) in interest payable and other liabilities	(53,703)	(99,986)	(12,405)
Funds collected under FDIC loss share agreements	114,976	181,753	1,753
Increase in FDIC loss share receivable	(50,284)	(65,502)	(5,283)
Decrease in other assets	52,155	63,956	65,953
Other, net	(376)	(104)	(951)

Net cash provided by operating activities	443,032	273,046	194,798

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$48,336	$342,864	$—
Proceeds from maturities of securities available for sale	1,081,193	998,726	603,102
Purchases of securities available for sale	(285,825)	(1,732,757)	(489,835)
Proceeds from maturities of securities held to maturity	432,331	—	—
Purchases of securities held to maturity	(560,324)	—	—
Net (increase) decrease in interest-bearing bank deposits	(314,763)	(104,647)	218,015
Net (increase) decrease in federal funds sold and short term investments	(1,006)	281,639	(59,573)
Net (increase) decrease in loans	(507,530)	86,057	40,400
Purchases of property, equipment and intangible assets	(42,979)	(72,975)	(21,899)
Proceeds from sales of property and equipment	6,270	9,326	2,220
Cash paid for acquisition, net of cash received	—	(74,736)	—
Proceeds from sales of other real estate	120,083	80,125	41,945
Net cash paid for divestiture of branches	—	(114,645)	—
Other, net	6,481	—	—

Net cash provided by (used in) investing activities	(17,733)	(301,023)	334,375

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	30,609	(65,298)	(420,093)
Net increase (decrease) in short-term borrowings	(405,321)	113,353	(140,031)
Repayments of long-term debt	(192,087)	(16,641)	(295)
Issuance of long term debt	232,720	150,317	—
Dividends paid	(82,690)	(70,617)	(35,721)
Proceeds from exercise of stock options	2,014	1,129	1,940
Proceeds from stock offering	—	213,994	—

Net cash provided by (used in) financing activities	(414,755)	326,237	(594,200)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	10,544	298,260	(65,027)
CASH AND DUE FROM BANKS, BEGINNING	437,947	139,687	204,714

CASH AND DUE FROM BANKS, ENDING	$448,491	$437,947	$139,687

SUPPLEMENTAL INFORMATION
Income taxes paid (refunded)	$(24,237)	$24,529	$22,878
Interest paid	57,370	66,695	83,161

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$76,128	$117,690	$59,758
Transfers from available for sale securities to held to maturity securities	1,523,585	—	—
Fair value of assets acquired	$—	$11,156,952	$—
Liabilities assumed	—	(10,130,706)	—

Net identifiable assets acquired	$—	$1,026,246	$—

Common stock issued in connection with acquisition	—	1,308,044	—

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and those generally practiced within the banking industry. The following is a summary of the more significant accounting policies.

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

Accounting guidance established a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data or assumptions developed from this data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangibles, and assumed liabilities are recorded at their respective acquisition date fair values. If the fair value of net assets purchased exceeds the consideration given, a bargain purchase gain is recognized. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. See the Acquired Loans section below for accounting policy regarding loans acquired in a business combination.

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

Available for sale securities are stated at fair value. Unrealized holding gains and unrealized holding losses, other than those determined to be other than temporary, are reported net of tax in other comprehensive income and in accumulated other comprehensive income until realized.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Acquired loans

Management has defined the loans purchased in the June 2011 Whitney acquisition as acquired loans. These loans were recorded at estimated fair value on the purchase date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”) based on such factors as past due status, nonaccrual status and credit risk ratings (rated substandard or worse).

The acquired loans were further segregated into loan pools designed to facilitate the development of expected cash flows to be used in estimating fair value. Acquired performing loans were segregated into pools based on characteristics such as loan type, credit risk ratings, and contractual interest rate and repayment terms. The major loan types included commercial and industrial loans not secured by real estate, real estate construction and land development loans, commercial real estate mortgages, residential mortgage loans, and consumer loans, with further segregation within certain types as needed. Expected cash flows, both principal and interest, from each pool were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given a default. These assumptions were developed using both Whitney’s historical experience and the portfolio characteristics at acquisition as well as available market research. The segregation of acquired impaired loans into pools placed additional focus on identifying loans with similar credit risk profiles and was based primarily on characteristics such as loan type and market area in which originated. Loan types included most of the major types used for the acquired performing portfolio. The acquired impaired loans that had been originated in Louisiana and Texas were further segregated from loans originated in Mississippi, Alabama and Florida, in recognition of the differences in general economic conditions affecting borrowers in these market areas. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows from the pool discounted at prevailing market interest rates.

The difference between the fair value of an acquired performing loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool. The Company’s policy for determining when to discontinue accruing interest on acquired performing loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described earlier.

The excess of cash flows expected to be collected from an acquired impaired loan pool over its estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loan pool. Each pool of acquired impaired loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Acquired impaired loans in pools with an accretable yield are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting and income continues to be accreted on the pool as long as expected cash flows are reasonably estimable.

Covered loans and the related loss share receivable

The loans purchased in the 2009 acquisition of Peoples First Community Bank (Peoples First) are covered by two loss share agreements between the FDIC and the Company which afford the Company significant loss protection. These covered loans are accounted for as acquired impaired loans as described above in the section on acquired loans. The Company treated all loans for the Peoples First acquisition under ASC 310-30 based on the significant amount of deteriorating and nonperforming loans comprised mainly of ARM/HELOC loans located in Florida. The loss share receivable is measured separately from the related covered loans as it is not contractually

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

embedded in the loans and is not transferrable should the loans be sold. The fair value of the loss share receivable at acquisition was estimated by discounting projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the loss share agreements. The discounted amount is accreted into non-interest income over the remaining life of the loan pool or the life of the shared loss agreement.

The loss share receivable is reviewed and updated prospectively as loss estimates related to the covered loans change. Increases in expected reimbursements from a covered loan pool will lead to an increase in the loss share receivable. A decrease in expected reimbursements is reflected first as a reversal of any previously recorded increase in the loss share receivable on the covered loan pool with the remainder reflected as a reduction in the loss share receivable’s accretion rate. Increases and decreases in the loss share receivable result in reductions in or additions to the provision for loan losses, which serve to offset the impact on the provision from impairment recognized on the underlying covered loan pool and reversals of previously recognized impairment. The impact on operations of a reduction in the loss share receivable’s accretion rate is associated with an increase in the accretable yield on the underlying loan pool.

Loans Held for Sale

Loans held for sale are stated at the lower of cost or market. These loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan. At times, management may decide to sell loans that were not originated for that purpose. Those loans would be reclassified as held for sale when that decision is made and also carried at the lower of cost or market.

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

The analysis and methodology include two primary elements. These elements include a loss-rate analysis of various loan groups which incorporates a historical loss rate as updated for current conditions, and a specific reserve analysis for those loans considered impaired.

For the loss-rate analysis, loans are subdivided into three primary groups, commercial, residential mortgage and consumer, with consumer further segmented into, indirect and direct consumer loans. A historical loss rate is calculated for each group over the twelve prior quarters to determine the three year average loss rate. As circumstances dictate, management will make adjustments to the loss history to reflect differences in current conditions as compared to those during the historical loss period. Adjustments will also be made to cover risks associated with trends in delinquencies, non-accruals, current economic conditions and credit administration/underwriting practices and policies.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans include troubled debt restructurings, and performing and non-performing loans. When a loan is determined to be impaired, the amount of impairment is recognized by creating a specific allowance for any shortfall between the loans value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Any loans individually analyzed for impairment are not incorporated into the pool analysis to avoid double counting. The Company limits the specific reserve analysis to include all impaired commercial, commercial real estate and mortgage loans with balances of $500,000 or greater.

It is the policy of the Company to promptly recognize a loan charge-off when available information reasonably confirms that the loan is wholly or partially uncollectible. For commercial and industrial, construction and land development and commercial real estate loans, the need for a charge-off requires consideration of, among other factors, the estimated realizable value of the collateral securing the loan, the borrower’s and any guarantor’s capacity and willingness to pay, and the status of the account in bankruptcy, if applicable. Charge-offs are recognized on residential mortgage and consumer loans that are 120 days past due, unless the loan is clearly both well secured and in the process of collection. These loans are generally charged down to the estimated fair value of any collateral less estimated selling costs. Loans are charged off against the allowance for loan losses, with subsequent recoveries added back to the allowance.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Acquired loans

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

For impaired acquired loans and covered loans, cash flows expected to be collected are recast at each reporting date for each loan pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is reflected by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan pool. Acquired impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or TDRs, even if they would otherwise be deemed to be impaired or modified in a TDR.

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

Gains and losses related to retirement or disposition of property and equipment are recorded in other income under noninterest income on the consolidated statements of income. The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values. There were no impairment losses on property and equipment recorded during 2012, 2011, or 2010.

Other Real Estate

Other real estate owned includes real property that has been acquired in satisfaction of loans and property no longer used in the Banks’ business. Generally these assets are recorded at the lower of either cost or estimated fair value less the estimated cost of disposition. Any initial reduction in the carrying amount of a loan to the fair value of the collateral received less selling costs is charged to the allowance for loan losses. Subsequent losses on the periodic revaluation of the property are charged to current earnings, as are revenues from and costs of operating and maintaining the properties and gains or losses recognized on their disposition. Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Changes in the fair value of derivatives to which hedge accounting does not apply are recognized immediately in earnings. Note 6 describes the derivative instruments currently used by the Company and discloses how these derivatives impact Hancock’s financial position and results of operations.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Income Taxes

Income taxes are accounted for using the asset and liability method. Current tax liabilities or assets are recognized for the estimated income taxes payable or refundable on tax returns to be filed with respect to the current year. Deferred tax assets and liabilities are based on temporary differences between the financial statement carrying amounts and the tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established against deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the assets will not be realized. The benefit of a position taken or expected to be taken in a tax return is recognized when it is more likely than not that the position will be sustained on its technical merits.

Retirement Benefits

The Company sponsors defined benefit pension plans and certain other defined benefit postretirement plans for eligible employees. The amounts reported in the consolidated financial statements with respect to these plans are based on actuarial valuations that incorporate various assumptions regarding future experience under the plans. Note 12 recaps some of the more significant actuarial assumptions and provides information about the liabilities or assets recognized for the funded status of the Company’s obligations under these plans, the net benefit expense charged to current operations, and the amounts recognized as a component of other comprehensive income and accumulated other comprehensive income.

Share-Based Payment Arrangements

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

Earnings Per Share

Hancock calculates earnings per share using the two-class method. The two-class method allocates net income to each class of common stock and participating security according to the common dividends declared and participation rights in undistributed earnings. Participating securities currently consist of unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

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

Reportable Segment Disclosures

Accounting standards require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company defines reportable segments as the banks.

Other

Assets held by the banks in a fiduciary capacity are not assets of the banks and are not included in the consolidated balance sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

In February, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to: Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense. The new requirements will take effect for public companies in interim and annual reporting periods beginning after December 15, 2012 (the first quarter of 2013 for public, calendar-year companies). This guidance impacts only the disclosures in financial statements and did not impact the company’s financial condition or results of operations.

In January 2013, FASB issued an update to clarify ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11 Balance Sheet Disclosures about Offsetting Assets and Liabilities. The update further

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

defined that the 2011 ASU applies only to derivatives, repurchase and reverse purchase agreements, and securities borrowing and lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this update are effective for fiscal years beginning January 1, 2013 and interim periods within those annual periods. The amendments should be applied retrospectively for all comparative periods presented. The effective date is the same as that of ASU No. 2011-11. This guidance impacts only the disclosures in financial statements and did not impact the company’s financial condition or results of operations.

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

In December 2011, the FASB issued updated guidance to address the differences between international financial reporting standards (IFRS) and generally accepted accounting principles (GAAP) regarding the offsetting of assets and liabilities. Instead of proposing new criteria for netting assets and liabilities the FASB and International Accounting Standards Board (IASB) jointly issued common disclosure requirements related to offsetting arrangements, irrespective of whether they are offset on the statement of financial position, which require disclosure of both net and gross information for these assets and liabilities. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance impacts only the disclosures in financial statements and did not impact the company’s financial condition or results of operations.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions (continued)

The Whitney transaction was accounted for using the purchase method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values were subject to refinement for up to one year after the closing date of the acquisition. Assets acquired, excluding goodwill, totaled $11.2 billion, including $6.5 billion in loans, $2.6 billion of investment securities, and $224 million of identifiable intangible assets. Liabilities assumed were $10.1 billion, including $9.2 billion of deposits.

Goodwill of $589.5 million was calculated as the excess of the consideration exchanged over the net identifiable assets acquired. In 2012, goodwill was reduced $22.3 million for deferred tax purchase accounting adjustments.

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

The amortization life is 12—20 years for the CDI intangible asset; 15 years for credit card relationships, 12 years for trust and 2.5 years for trade name intangible asset.

They will be amortized on an accelerated basis.

(2)	No goodwill is expected to be deductible for federal income tax purposes. The goodwill will be primarily allocated to the Whitney Bank segment.
(3)	The value of the shares of common stock exchanged with Whitney shareholders was based upon the closing price of the Company’s common stock at June 3, 2011, the last traded day prior to the date of acquisition.

The following table (in thousands) provides a reconciliation of goodwill:

Goodwill balance at December 31, 2010	$61,631
Additions:
Goodwill from Whitney acquistion at acquisition date	513,917
Purchase accounting fair value adjustments subsequent to acquisition date made during the fourth quarter of 2011	75,614

Goodwill balance at December 31, 2011	$651,162

Reductions:
Deferred tax purchase accounting adjustment made during 2012	(22,285)

Goodwill balance at December 31, 2012	$628,877

The operating results of the Company for the year ended December 31, 2011 included the results from the operations acquired in the Whitney transaction since June 4, 2011. Whitney’s operations contributed approximately $232.5 million in revenue, net of interest expense, and an estimated $35.8 million in net income for the period from the acquisition date.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions (continued)

Merger-related charges of $45.8 million and $86.8 million associated with the Whitney acquisition were included in noninterest expense for 2012 and 2011. Such expenses were for professional services and other incremental costs associated with the conversion of systems and integration of operations, costs related to branch and office consolidations, costs related to termination of existing contractual arrangements for various services, marketing and promotion expenses, and retention and severance and incentive compensation costs. The following table provides a breakdown (in thousands) of merger expenses by category:

	Years Ended December 31,
	2012	2011
Personnel	$9,450	$13,960
Net occupancy expense	611	330
Equipment	2,235	552
Data processing expense	3,116	3,163
Professional services expense	24,436	40,902
Postage and communications	375	897
Advertising	5,360	5,958
Printing and supplies	957	568
Insurance expense	—	3,177
Other expense	(751)	17,255

Total merger-related expenses	$45,789	$86,762

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

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate future cash flows associated with those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant estimates related to the valuation of acquired loans, including loans with evidence of credit quality deterioration (acquired impaired) and loans that did not meet this criteria (acquired performing). Note 1 discusses the Company’s valuation of the acquired loan portfolios as well as significant aspects of the ongoing accounting for such acquired loans.

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

In connection with the Whitney acquisition, the Company recorded a liability for contingent payments to certain employees for arrangements that were in existence prior to acquisition. The fair value of this liability was $58.0 million. The following table presents the changes in the liability for 2012 and 2011. Payments are expected to continue into 2014.

	December 31,
	2012	2011
Balance, January 1	$23,183	$—
Adjustments	1,127	57,964
Cash Payments	(16,145)	(34,781)

Balance, December 31	$8,165	$23,183

The Company also recorded a liability with a fair value of $14.0 million for a contractual contingency assumed in connection with Whitney’s obligations under contracts for a systems conversion and replacement initiative. This initiative was suspended in anticipation of the acquisition. Payments against this liability during 2012 and 2011 respectively were $2.6 million and $1.1 million. During 2012, the remainder was reversed upon reaching settlement terms.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow (in thousands):

Securities Available for Sale
	December 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$150	$8	$—	$158	$150	$14	$—	$164
U.S. government agencies	18,096	11	—	18,107	248,595	1,308	—	249,903
Municipal obligations	49,608	571	14	50,165	294,489	15,218	42	309,665
Mortgage-backed securities	1,715,524	58,903	21	1,774,406	2,422,891	58,150	696	2,480,345
CMOs	196,723	1,354	—	198,077	1,426,495	21,774	2,193	1,446,076
Corporate debt securities	2,250	—	—	2,250	4,517	11	34	4,494
Other equity securities	4,531	752	4	5,279	4,208	2,086	41	6,253

	$1,986,882	$61,599	$39	$2,048,442	$4,401,345	$98,561	$3,006	$4,496,900

Securities Held to Maturity
	December 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$164,493	$16,017	$—	$180,510	—	—	—	—
Mortgage-backed securities	180,397	3,429	—	183,826	—	—	—	—
CMOs	1,323,128	23,942	941	1,346,129	—	—	—	—

	$1,668,018	$43,388	$941	$1,710,465	—	—	—	—

During the first quarter of 2012, the Company reclassified approximately $1.5 billion of securities available for sale as securities held to maturity. As a result of the acquisition of Whitney National Bank, the securities portfolio increased to such a size that the Company determined that only a portion of the portfolio needed to be classified as available for sale for liquidity purposes. The securities reclassified consisted primarily of collateral mortgage obligations (CMOs) and in-market municipal securities. The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The unrealized net holding gain on the available for sale securities on the date of transfer totaled approximately $39 million and continued to be reported, net of tax, as a component of accumulated other comprehensive income. This net unrealized gain is being accreted to interest income over the remaining life of the securities as a yield adjustment, which serves to offset the impact of the amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Securities (continued)

The following table presents the amortized cost and fair value of debt securities at December 31, 2012 by contractual maturity (in thousands). Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties.

	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$43,855	$44,003
Due after one year through five years	241,988	244,207
Due after five years through ten years	249,802	259,924
Due after ten years	1,446,706	1,495,029

Total available for sale debt securities	$1,982,351	$2,043,163

	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$14,545	$14,626
Due after one year through five years	417,869	427,022
Due after five years through ten years	94,584	104,739
Due after ten years	1,141,020	1,164,078

Total held to maturity securities	$1,668,018	$1,710,465

The Company held no securities classified as trading at December 31, 2012 or 2011.

The details for securities classified as available for sale with unrealized losses as of December 31, 2012 follow (in thousands):

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Municipal obligations	5,278	14	—	—	5,278	14
Mortgage-backed securities	57,752	14	1,097	7	58,849	21
CMOs	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—
Equity securities	268	2	2	2	270	4

	$63,298	$30	$1,099	$9	$64,397	$39

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Securities (continued)

The details for securities classified as available for sale with unrealized losses as of December 31, 2011 follow (in thousands):

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Municipal obligations	18,854	42	—	—	18,854	42
Mortgage-backed securities	212,900	692	337	4	213,237	696
CMOs	296,860	2,193	—	—	296,860	2,193
Corporate debt securities	398	34	—	—	398	34
Equity securities	1,685	39	2	2	1,687	41

	$530,697	$3,000	$339	$6	$531,036	$3,006

The details for securities classified as held to maturity with unrealized losses as of December 31, 2012 follow (in thousands):

Held to maturity
	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municpal obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
CMOs	87,852	259	54,445	682	142,297	941

	$87,852	$259	$54,445	$682	$142,297	$941

Substantially all of the unrealized losses relate to changes in market rates on fixed-rate debt securities since the respective purchase date. In all cases, the indicated impairment would be recovered by the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to meet contractual obligations. The Company has adequate liquidity and, therefore, does not plan to and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Proceeds from sales of securities available for sale were approximately $48 million in 2012, $343 million in 2011 and less than $1 million in 2010. Realized gross gains and losses, computed through specific identification, were insignificant. Substantially all of the proceeds in 2011 came from the sale of a portion of the portfolio acquired in the Whitney acquisition.

Securities with carrying values totaling approximately $2.6 billion at December 31, 2012 and $3.0 billion at December 31, 2011 were pledged primarily to secure public deposits or sold under agreements to repurchase.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans

The distinction between originated, acquired and covered loans and certain significant accounting policies relevant to each category are discussed in detail in Note 1. Loans, net of unearned income, consisted of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Originated loans:
Commercial non-real estate	$2,713,385	$1,525,409
Construction and land development	665,673	540,806
Commercial real estate	1,548,402	1,259,757
Residential mortgages	827,985	487,147
Consumer	1,351,776	1,074,611

Total originated loans	$7,107,221	$4,887,730

Acquired loans:
Commercial non-real estate	$1,690,643	$2,236,758
Construction and land development	295,151	603,371
Commercial real estate	1,279,546	1,656,515
Residential mortgages	486,444	734,669
Consumer	202,974	386,540

Total acquired loans	$3,954,758	$5,617,853

Covered loans:
Commercial non-real estate	$29,260	$38,063
Construction and land development	28,482	118,828
Commercial real estate	95,146	82,651
Residential mortgages	263,515	285,682
Consumer	99,420	146,219

Total covered loans	$515,823	$671,443

Total loans:
Commercial non-real estate	$4,433,288	$3,800,230
Construction and land development	989,306	1,263,005
Commercial real estate	2,923,094	2,998,923
Residential mortgages	1,577,944	1,507,498
Consumer	1,654,170	1,607,370

Total loans	$11,577,802	$11,177,026

In the following discussion and tables, commercial loans include the commercial non-real estate, construction and land development and commercial real estate loans categories shown in the previous table.

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, southern and central Louisiana, the Houston, Texas area and the northern, central and panhandle regions of Florida. The Banks make loans in the normal course of business to directors and executive officers of the Company and the Banks and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

transactions with unrelated parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2012 and 2011 were approximately $76.6 million and $65.0 million, respectively. New loans, repayments and net balances from changes in directors and executive officers and their associates for 2012 were $138.4 million, $126.5 million and ($0.3 million), respectively.

The following schedules show activity in the allowance for loan losses for 2012 and 2011 by portfolio segment and the corresponding recorded investment in loans as of December 31, 2012 and December 31, 2011. The allowance activity is summarized for December 31, 2010 because the allowance for covered loans was insignificant.

Originated loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	December 31, 2012
Allowance for loan losses:
Beginning balance, January 1, 2012	$60,211	$4,894	$18,141	$83,246
Charge-offs	(42,277)	(6,275)	(16,208)	(64,760)
Recoveries	5,375	324	4,030	9,729
Net provision for loan losses	35,840	7,463	7,256	50,559
Increase in FDIC loss share receivable	—	—	—	—

Ending balance	$59,149	$6,406	$13,219	$78,774

Ending balance:
Individually evaluated for impairment	$6,377	$—	$—	$6,377
Ending balance:
Collectively evaluated for impairment	$52,772	$6,406	$13,219	$72,397
Loans:
Ending balance:	$4,927,460	$827,985	$1,351,776	$7,107,221
Ending balance:
Individually evaluated for impairment	$70,555	$2,721	$—	$73,276
Ending balance:
Collectively evaluated for impairment	$4,856,905	$825,264	$1,351,776	$7,033,945

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

Acquired loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	December 31, 2012
Allowance for loan losses:
Beginning balance, January 1, 2012	$—	$—	$—	$—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Net Provision for loan losses (a)	788	—	—	788
Increase in FDIC loss share receivable (a)	—	—	—	—

Ending balance	$788	$—	$—	$788

Ending balance:
Individually evaluated for impairment	$788	$—	$—	$788
Ending balance:
Collectively evaluated for impairment	$—	$—	$—	$—
Loans:
Ending balance:	$3,265,340	$486,444	$202,974	$3,954,758
Ending balance:
Individually evaluated for impairment	$6,202	$—	$—	$6,202
Ending balance:
Collectively evaluated for impairment	$3,259,138	$486,444	$202,974	$3,948,556

Covered loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	December 31, 2012
Allowance for loan losses:
Beginning balance, January 1, 2012	$18,203	$9,024	$14,408	$41,635
Charge-offs	(29,947)	—	(1,094)	(31,041)
Recoveries	4,894	—	78	4,972
Net provision for loan losses (a)	(895)	11,948	(8,208)	2,845
Increase in FDIC loss share receivable (a)	25,777	11,702	719	38,198

Ending balance	$18,032	$32,674	$5,903	$56,609

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	$18,032	$32,674	$5,903	$56,609
Loans:
Ending balance:	$152,888	$263,515	$99,420	$515,823
Ending balance:
Individually evaluated for impairment	$3,707	$393	$—	$4,100
Ending balance:
Collectively evaluated for impairment	$149,181	$263,122	$99,420	$511,723

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

Total loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	December 31, 2012
Allowance for loan losses:
Beginning balance, January 1, 2012	$78,414	$13,918	$32,549	$124,881
Charge-offs	(72,224)	(6,275)	(17,302)	(95,801)
Recoveries	10,269	324	4,108	14,701
Net provision for loan losses (a)	35,733	19,411	(952)	54,192
Increase in FDIC loss share receivable (a)	25,777	11,702	719	38,198

Ending balance	$77,969	$39,080	$19,122	$136,171

Ending balance:
Individually evaluated for impairment	$7,165	$—	$—	$7,165
Ending balance:
Collectively evaluated for impairment	$70,804	$39,080	$19,122	$129,006
Loans:
Ending balance:	$8,345,688	$1,577,944	$1,654,170	$11,577,802
Ending balance:
Individually evaluated for impairment	$80,464	$3,114	$—	$83,578
Ending balance:
Collectively evaluated for impairment	$8,265,224	$1,574,830	$1,654,170	$11,494,224

(a)	The Company increased the allowance by $41.0 million for losses related to impairment on certain pools of covered loans. This provision was mostly offset by a $38.2 million increase in the FDIC loss share receivable.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

Originated loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	December 31, 2011
Allowance for loan losses:
Beginning balance, January 1, 2011	$56,859	$4,626	$19,840	$81,325
Charge-offs	(43,654)	(2,634)	(12,500)	(58,788)
Recoveries	20,006	1,091	3,887	24,984
Net provision for loan losses	27,000	1,811	6,914	35,725
Increase in FDIC loss share receivable	—	—	—	—

Ending balance	$60,211	$4,894	$18,141	$83,246

Ending balance:
Individually evaluated for impairment	$6,988	$551	$—	$7,539
Ending balance:
Collectively evaluated for impairment	$53,223	$4,343	$18,141	$75,707
Loans:
Ending balance:	$3,325,972	$487,147	$1,074,611	$4,887,730
Ending balance:
Individually evaluated for impairment	$28,034	$4,090	$—	$32,124
Ending balance:
Collectively evaluated for impairment	$3,297,938	$483,057	$1,074,611	$4,855,606

Covered loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	December 31, 2011
Allowance for loan losses:
Beginning balance, January 1, 2011	$—	$—	$672	$672
Charge-offs	(11,100)	—	(375)	(11,475)
Recoveries	—	—	—	—
Net provision for loan losses (a)	2,762	(179)	424	3,007
Increase in FDIC loss share receivable (a)	26,541	9,203	13,687	49,431

Ending balance	$18,203	$9,024	$14,408	$41,635

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	$18,203	$9,024	$14,408	$41,635
Loans:
Ending balance:	$239,542	$285,682	$146,219	$671,443
Ending balance:
Individually evaluated for impairment	$18,209	$637	$—	$18,846
Ending balance:
Collectively evaluated for impairment	$221,333	$285,045	$146,219	$652,597

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

Total loans:	Commercial	Residential mortgages	Consumer	Total	Total
(In thousands)	December 31, 2011				2010
Allowance for loan losses:
Beginning balance, January 1, 2011	$56,859	$4,626	$20,512	$81,997	$66,050
Charge-offs	(54,754)	(2,634)	(12,875)	(70,263)	(58,266)
Recoveries	20,006	1,091	3,887	24,984	7,584
Net provision for loan losses (a)(c)	29,762	1,632	7,338	38,732	65,991
Increase in FDIC loss share receivable (a)(c)	26,541	9,203	13,687	49,431	638

Ending balance	$78,414	$13,918	$32,549	$124,881	$81,997

Ending balance:
Individually evaluated for impairment	$6,988	$551	$—	$7,539	$11,952
Ending balance:
Collectively evaluated for impairment	$71,426	$13,367	$32,549	$117,342	$70,045
Loans:
Ending balance:	$8,062,158	$1,507,498	$1,607,370	$11,177,026	$4,957,164
Ending balance:
Individually evaluated for impairment	$46,243	$4,727	$—	$50,970	$62,454
Ending balance:
Collectively evaluated for impairment (d)	$8,015,915	$1,502,771	$1,607,370	$11,126,056	$4,894,710
Ending balance:
Acquired loans (b)	$4,496,644	$734,669	$386,540	$5,617,853	$—

(a)	During 2011, the Company increased the allowance by $52.4 million for losses related to impairment on certain pools of covered loans. This provision was mostly offset by a $49.4 million increase in the FDIC loss share receivable.
(b)	In accordance with purchase accounting rules, the Whitney loans were recorded at their fair value at the time of the acquisition, and the prior allowance for loan losses was eliminated. No allowance was established on these acquired loans in 2011. These loans are included in the ending balance of loans collectively evaluated for impairment.
(c)	During 2010, the Company increased the allowance by $672 thousand for losses related to impairment on certain covered consumer loans. This provision was mostly offset by a $638 thousand increase in the FDIC loss share receivable.
(d)	Covered loans of $809.2 million are included in the ending balance of loans collectively evaluated for impairment at December 31, 2010.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

FDIC Loss Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Company choose to dispose of the covered loans. The following schedule shows activity in the loss share receivable for 2012 and 2011:

(In thousands)	December 31,
	2012	2011
Balance, January 1	$231,085	$332,521
Discount accretion	5,000	16,689
Charge-offs, writedowns and other losses	45,459	48,540
External expenses qualifying under loss share agreements	11,276	15,088
Payments received from the FDIC	(114,976)	(181,753)

Balance, December 31	$177,844	$231,085

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

	December 31, 2012	December 31, 2011
	(In thousands)
Originated loans:
Commercial	$91,908	$55,046
Residential mortgages	7,705	24,406
Consumer	3,815	3,855

Total originated loans	$103,428	$83,307

Acquired loans:
Commercial	$16,902	$—
Residential mortgages	10,551	—
Consumer	2,634	1,117

Total acquired loans	$30,087	$1,117

Covered loans:
Commercial	$3,707	$18,209
Residential mortgages	393	637
Consumer	—	—

Total covered loans	$4,100	$18,846

Total loans:
Commercial	$112,517	$73,255
Residential mortgages	18,649	25,043
Consumer	6,449	4,972

Total loans	$137,615	$103,270

The amount of interest that would have been recorded on non-accrual loans had the loans not been classified as non-accrual in 2012, 2011 and 2010, was $7.8 million, $4.9 million and $5.7 million, respectively. Interest actually received on non-accrual loans during 2012, 2011 and 2010 was $2.6 million, $1.1 million and $1.0 million, respectively.

Included in non-accrual loans is $30.3 million in restructured commercial loans. Total troubled debt restructurings (TDRs) for the period ending December 31, 2012, were $32.2 million and $18.1 million at December 31, 2011. Modified acquired impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

The table below details the troubled debt restructurings (TDR) that occurred during 2012 and 2011 by portfolio segment and troubled debt restructurings that subsequently defaulted within twelve months of modification (dollar amounts in thousands). A reserve analysis is completed on all loans that have been determined to be troubled debt restructurings by management. All troubled debt restructurings are rated substandard and are considered impaired in calculating the allowance for loan losses.

	2012			2011*
Troubled Debt Restructurings:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Originated loans:
Commercial	15	$15,150	$8,102	23	$17,450	$7,150
Residential mortgages	3	865	722	1	660	153
Consumer	—	—	—	—	—	—

Total originated loans	18	$16,015	$8,824	24	$18,110	$7,303

Aquired loans:
Commercial	4	$4,823	$4,764	—	$—	$—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total acquired loans	4	$4,823	$4,764	—	$—	$—

Covered loans:
Commercial	—	$—	$—	—	$—	$—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total covered loans	—	$—	$—	—	$—	$—

Total loans:
Commercial	19	$19,973	$12,866	23	$17,450	$7,150
Residential mortgages	3	865	722	1	660	153
Consumer	—	—	—	—	—	—

Total loans	22	$20,838	$13,588	24	$18,110	$7,303

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

	2012		2011
Troubled Debt Restructurings That	Number of	Recorded	Number of	Recorded
Subsequently Defaulted:	Contracts	Investment	Contracts	Investment
Originated loans:
Commercial	4	$1,895	2	$742
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total originated loans	4	$1,895	2	$742

Acquired loans:
Commercial	—	$—	—	$—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total acquired loans	—	$—	—	$—

Covered loans:
Commercial	—	$—	—	$—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total covered loans	—	$—	—	$—

Total loans:
Commercial	4	$1,895	2	$742
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total loans	4	$1,895	2	$742

*	2011 TDR numbers were restated to reflect TDR activity during the year rather than the period-end balance that was reported in the 2011 10K.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

The Banks’ loans that are risk rated Substandard and Doubtful are reviewed for impairment. However, for FAS 114 analysis used in the ALLL methodology, only loans greater than $500,000 are included in the impairment review. This information is the source for the following impaired table. For the credit quality indicator tables presented later in this note, all loans are included. The tables below present impaired loans disaggregated by class at December 31, 2012 and 2011:

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial	$34,705	$55,101	$—	$23,793	$464
Residential mortgages	2,721	4,874	—	3,255	155
Consumer	—	—	—	—	—

	37,426	59,975	—	27,048	619
With an allowance recorded:
Commercial	35,850	37,917	6,377	41,232	703
Residential mortgages	—	—	—	4,619	—
Consumer	—	—	—	—	—

	35,850	37,917	6,377	45,851	703
Total:
Commercial	70,555	93,018	6,377	65,025	1,167
Residential mortgages	2,721	4,874	—	7,874	155
Consumer	—	—	—	—	—

Total originated loans	$73,276	$97,892	$6,377	$72,899	$1,322

Acquired loans:
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commercial	6,202	6,386	788	1,551	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	6,202	6,386	788	1,551	—
Total:
Commercial	6,202	6,386	788	1,551	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total acquired loans	$6,202	$6,386	$788	$1,551	$—

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Covered loans:
With no related allowance recorded:
Commercial	$3,707	$10,208	$—	$6,008	$—
Residential mortgages	393	787	—	446	—
Consumer	—	—	—	—	—

	4,100	10,995	—	6,454	—
With an allowance recorded:
Commercial	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
Total:
Commercial	3,707	10,208	—	6,008	—
Residential mortgages	393	787	—	446	—
Consumer	—	—	—	—	—

Total covered loans	$4,100	$10,995	$—	$6,454	$—

Total loans:
With no related allowance recorded:
Commercial	$38,412	$65,309	$—	$29,801	$464
Residential mortgages	3,114	5,661	—	3,701	155
Consumer	—	—	—	—	—

	41,526	70,970	—	33,502	619
With an allowance recorded:
Commercial	42,052	44,303	7,165	42,783	703
Residential mortgages	—	—	—	4,619	—
Consumer	—	—	—	—	—

	42,052	44,303	7,165	47,402	703
Total:
Commercial	80,464	109,612	7,165	72,584	1,167
Residential mortgages	3,114	5,661	—	8,320	155
Consumer	—	—	—	—	—

Total loans	$83,578	$115,273	$7,165	$80,904	$1,322

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial	$10,177	$24,935	$—	$13,992	$359
Residential mortgages	1,153	1,957	—	1,087	58
Consumer	—	—	—	—	—

	11,330	26,892	—	15,079	417
With an allowance recorded:
Commercial	28,034	33,168	6,988	31,959	254
Residential mortgages	4,090	5,360	551	5,007	7
Consumer	—	—	—	—	—

	32,124	38,528	7,539	36,966	261
Total:
Commercial	38,211	58,103	6,988	45,951	613
Residential mortgages	5,243	7,317	551	6,094	65
Consumer	—	—	—	—	—

Total originated loans	$43,454	$65,420	$7,539	$52,045	$678

Covered loans:
With no related allowance recorded:
Commercial	$17,874	$21,757	$—	$4,469	$—
Residential mortgages	429	845	—	1,847	—
Consumer	—	—	—	—	—

	18,303	22,602	—	6,316	—
With an allowance recorded:
Commercial	335	335	9	27,765	—
Residential mortgages	208	228	19	52	—
Consumer

	543	563	28	27,817	—
Total:
Commercial	18,209	22,092	9	32,234	—
Residential mortgages	637	1,073	19	1,899	—
Consumer	—	—	—	—	—

Total covered loans	$18,846	$23,165	$28	$34,133	$—

Total loans:
With no related allowance recorded:
Commercial	$28,051	$46,692	$—	$18,461	$359
Residential mortgages	1,582	2,802	—	2,934	58
Consumer	—	—	—	—	—

	29,633	49,494	—	21,395	417
With an allowance recorded:
Commercial	28,369	33,503	6,997	59,724	254
Residential mortgages	4,298	5,588	570	5,059	7
Consumer	—	—	—	—	—

	32,667	39,091	7,567	64,783	261
Total:
Commercial	56,420	80,195	6,997	78,185	613
Residential mortgages	5,880	8,390	570	7,993	65
Consumer	—	—	—	—	—

Total loans	$62,300	$88,585	$7,567	$86,178	$678

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

No acquired loans were evaluated individually for impairment at December 31, 2011.

Covered loans and loans acquired with existing credit impairment with an accretable yield are considered to be current in the following delinquency table. Certain covered loans accounted for using the cost recovery method are disclosed according to their contractual payment status below. The following table presents the age analysis of past due loans at December 31, 2012 and December 31, 2011:

December 31, 2012	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Originated loans:
Commercial	$24,398	$16,508	$46,355	$87,261	$4,840,199	$4,927,460	$5,262
Residential mortgages	11,500	3,303	4,100	18,903	809,082	827,985	—
Consumer	10,348	2,150	4,231	16,729	1,335,047	1,351,776	2,474

Total	$46,246	$21,961	$54,686	$122,893	$6,984,328	$7,107,221	$7,736

Acquired loans:
Commercial	$28,791	$4,666	$15,774	$49,231	$3,216,109	$3,265,340	$4,354
Residential mortgages	9,641	1,290	8,996	19,927	466,517	486,444	1,106
Consumer	1,282	430	2,170	3,882	199,092	202,974	47

Total	$39,714	$6,386	$26,940	$73,040	$3,881,718	$3,954,758	$5,507

Covered loans:
Commercial	$—	$—	$3,707	$3,707	$149,181	$152,888	$—
Residential mortgages	—	—	393	393	263,122	263,515	—
Consumer	—	—	—	—	99,420	99,420	—

Total	$—	$—	$4,100	$4,100	$511,723	$515,823	$—

Total loans:
Commercial	$53,189	$21,174	$65,836	$140,199	$8,205,489	$8,345,688	$9,616
Residential mortgages	21,141	4,593	13,489	39,223	1,538,721	1,577,944	1,106
Consumer	11,630	2,580	6,401	20,611	1,633,559	1,654,170	2,521

Total	$85,960	$28,347	$85,726	$200,033	$11,377,769	$11,577,802	$13,243

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

December 31, 2011	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Originated loans:
Commercial	$23,996	$943	$58,867	$83,806	$3,242,166	$3,325,972	$3,821
Residential mortgages	17,884	4,364	25,400	47,648	439,499	487,147	994
Consumer	1,803	2,481	3,911	8,195	1,066,416	1,074,611	56

Total	$43,683	$7,788	$88,178	$139,649	$4,748,081	$4,887,730	$4,871

Acquired loans:
Commercial	$—	$—	$—	$—	$4,496,644	$4,496,644	$—
Residential mortgages	—	—	—	—	734,669	734,669	—
Consumer	1,698	430	2,126	4,254	382,286	386,540	1,009

Total	$1,698	$430	$2,126	$4,254	$5,613,599	$5,617,853	$1,009

Covered loans:
Commercial	$—	$—	$18,209	$18,209	$221,333	$239,542	$—
Residential mortgages	—	—	637	637	285,045	285,682	—
Consumer	—	—	—	—	146,219	146,219	—

Total	$—	$—	$18,846	$18,846	$652,597	$671,443	$—

Total loans:
Commercial	$23,996	$943	$77,076	$102,015	$7,960,143	$8,062,158	$3,821
Residential mortgages	17,884	4,364	26,037	48,285	1,459,213	1,507,498	994
Consumer	3,501	2,911	6,037	12,449	1,594,921	1,607,370	1,065

Total	$45,381	$8,218	$109,150	$162,749	$11,014,277	$11,177,026	$5,880

The following table presents the credit quality indicators of the Company’s various classes of loans at December 31, 2012 and December 31, 2011. December 31, 2011 commercial-originated and commercial-acquired, pass and substandard grades, were restated due to the correction of a misclassification. Commercial-originated pass was overstated with commercial-originated substandard understated by $91.6 million. Commercial-acquired pass was understated and commercial-acquired substandard was overstated by the same amount. Portfolio totals by risk grade were unchanged.

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	December 31, 2012				December 31, 2011
	Commercial - originated	Commercial - acquired	Commercial - covered	Total commercial	Commercial - originated	Commercial - acquired	Commercial - covered	Total commercial
	(In thousands)				(In thousands)
Grade:
Pass	$4,521,932	$3,011,320	$21,881	$7,555,133	$3,019,100	$3,974,463	$16,843	$7,010,406
Pass-Watch	82,605	71,405	21,117	175,127	76,393	60,042	13,606	150,041
Special Mention	83,985	39,631	7,433	131,049	35,155	125,852	9,368	170,375
Substandard	238,486	142,618	49,041	430,145	194,900	334,357	124,371	653,628
Doubtful	452	366	53,416	54,234	424	1,930	75,242	77,596
Loss	—	—	—	—	—	—	112	112

Total	$4,927,460	$3,265,340	$152,888	$8,345,688	$3,325,972	$4,496,644	$239,542	$8,062,158

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

Residential Mortgage Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	December 31, 2012				December 31, 2011
	Residential mortgages - originated	Residential mortgages - acquired	Residential mortgages - covered	Total residential mortgages	Residential mortgages - originated	Residential mortgages - acquired	Residential mortgages - covered	Total residential mortgages
	(In thousands)				(In thousands)
Grade:
Pass	$804,007	$444,571	$124,605	$1,373,183	$460,261	$673,751	$120,180	$1,254,192
Pass-Watch	3,794	5,096	15,420	24,310	7,499	1,773	18,133	27,405
Special Mention	701	5,251	3,195	9,147	542	9,686	3,286	13,514
Substandard	19,483	31,478	95,137	146,098	18,845	48,581	139,643	207,069
Doubtful	—	48	25,158	25,206	—	878	4,440	5,318
Loss	—	—	—	—	—	—	—	—

Total	$827,985	$486,444	$263,515	$1,577,944	$487,147	$734,669	$285,682	$1,507,498

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	December 31, 2012				December 31, 2011
	Consumer - originated	Consumer - acquired	Consumer - covered	Total Consumer	Consumer - originated	Consumer - acquired	Consumer - covered	Total Consumer
	(In thousands)				(In thousands)
Performing	$1,347,961	$200,340	$99,420	$1,647,721	$1,070,756	$385,423	$146,219	$1,602,398
Nonperforming	3,815	2,634	—	6,449	3,855	1,117	—	4,972

Total	$1,351,776	$202,974	$99,420	$1,654,170	$1,074,611	$386,540	$146,219	$1,607,370

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

The Company held $50.6 million and $72.4 million, respectively, in loans held for sale at December 31, 2012 and 2011. Of the $50.6 million at December 31, 2012, $3.6 million are problem commercial loans held for sale. The remainder of $47.0 million represents mortgage loans originated for sale, which are carried at the lower of cost or estimated fair value. Residential mortgage loans are originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Changes in the carrying amount of acquired impaired loans and accretable yield are presented in the following table for the years ended December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Covered		Non-covered		Covered		Non-covered
	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
(In thousands)
Balance at beginning of period	$671,443	$153,137	$339,452	$130,691	$809,459	$107,638	$—	$—
Additions	—	—	—	—	—	—	535,489	132,136
Payments received, net	(200,719)	—	(250,338)	—	(193,432)	—	(206,306)	—
Accretion	45,099	(45,099)	52,087	(52,087)	55,416	(55,416)	10,269	(22,719)
Decrease in expected cash flows based on actual cash flow and changes in cash flow assumptions	—	(19,326)	—	23,688	—	(18,930)	—	(26,630)
Net transfers from (to) nonaccretable difference to accretable yield	—	26,882	—	100,894	—	119,845	—	47,904

Balance at end of period	$515,823	$115,594	$141,201	$203,186	$671,443	$153,137	$339,452	$130,691

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Long-Term Debt

Long-term debt consisted of the following:

	December 31
	2012	2011
Subordinated notes payable	$98,011	$150,000
Term note payable dated December 21, 2012	220,000	—
Term note payable dated May 20, 2011	—	140,000
Other long-term debt	78,578	63,890

Total long-term debt	$396,589	$353,890

On December 21, 2012, the Company entered into a three-year term loan agreement that provides for a $220 million term loan facility, all of which was borrowed on the closing date. The agreement also provides for up to $50 million in additional borrowings under the loan facility, subject to obtaining additional commitments from existing or new lenders and satisfaction of certain other conditions. Amounts borrowed under the loan facility bear interest at a variable rate based on LIBOR plus 1.875% per annum. The loan agreement requires quarterly principal payments of $8.8 million, and outstanding borrowings may be prepaid in whole or in part at any time prior to the December 21, 2015 maturity date without premium or penalty.

The Company must satisfy certain financial covenants and is subject to other restrictions customary in financings of this nature, none of which is expected to adversely impact the operations of the Company. Under the financial covenants Hancock’s ratio of consolidated nonperforming assets to consolidated total loans and other real estate, calculated without FDIC-covered assets, cannot exceed 3.50%. Hancock’s consolidated net worth must be a minimum of $2.1 billion initially, increasing each quarter by 50% of consolidated net income, but without reduction for net losses, and increasing by 100% of any common stock issuance. The Company and its financial institution subsidiaries must also maintain a Tier 1 regulatory capital leverage ratio of at least 8%; a Tier 1 risk based capital ratio of at least 10%; and a total risk based capital ratio of at least 12%. The Company was in compliance with all covenants as of December 31, 2012.

In connection with the execution of the new term loan agreement, the Company repaid the $140 million principal and all remaining interest due under the prior term loan agreement that was scheduled to mature on June 3, 2013, and the prior agreement was terminated without premium or penalty.

During the second quarter of 2012, the Company initiated a tender offer for up to $75 million of Whitney Bank’s subordinated debt. A total of $150 million of 10-year 5.875% fixed-rate subordinated debt had been issued by Whitney National Bank in March 2007 and was assumed by Hancock in the Whitney acquisition. In July 2012, the tender was consummated, and approximately $52 million of the Whitney subordinated debt was repurchased. In addition to paying the indebtedness represented by the notes and accrued interest, the Company incurred approximately $5.3 million in costs, including a premium of $5.1 million that are included in noninterest expense for the third quarter for 2012. As of December 31, 2012, 80% of the balance of the subordinated notes qualify as capital in the calculation of certain regulatory capital ratios. The qualifying amount will be reduced by 20% per year in the second quarter of each year through maturity.

Substantially all of the other long-term debt consists of borrowings associated with tax credit fund activities. These borrowings mature at various dates beginning in 2015 through 2052. These borrowings have an expected maturity of generally seven years.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to our variable rate borrowing. The Banks have also entered into interest rate derivative agreements as a service to certain qualifying customers. The Banks manage a matched book with respect to these customer derivatives in order to minimize their net risk exposure resulting from such agreements.

Fair Values of Derivative Instruments on the Balance Sheet

The Company has made an accounting policy election to use the exception in Accounting Standards Codification (ASC) 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in ASC 820-10-35-18G. The table below presents the fair value (in thousands) of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2012 and December 31, 2011.

Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of December 31, 2012		As of December 31, 2011		As of December 31, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Other assets	$—	Other assets	$—	Other liabilities	$298	Other liabilities	$107

Total derivatives designated as hedging instruments		$—		$—		$298		$107

Derivatives not designated as hedging instruments

Interest rate products	Other assets	$20,093	Other assets	$14,952	Other liabilities	$20,802	Other liabilities	$15,536

Total derivatives not designated as hedging instruments		$20,093		$14,952		$20,802		$15,536

Cash Flow Hedges of Interest Rate Risk

At both December 31, 2012 and 2011, the Company was party to an interest rate swap agreement with a notional amount of $140 million that was designated as a cash flow hedge of the Company’s forecasted variable cash flows under a variable-rate term borrowing agreement. The swap agreement expires in June 2013. Under the swap agreement, the Company receives interest on the notional amount at a variable rate and pays interest at a fixed rate. The Company’s objective is to decrease volatility in interest expense and to manage its exposure to interest rate movements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Derivatives (continued)

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on AOCI was insignificant during 2011, and the impact of reclassifications on earnings during 2012 has been and is expected to continue to be insignificant. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during 2012. Amounts reported in AOCI related to these derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $0.3 million will be reclassified as a decrease to interest expense.

Derivatives Not Designated as Hedges

Customer interest rate derivative program

The Banks enter into interest rate derivative agreements, primarily rate swaps, with commercial banking customers to facilitate their risk management strategies. The Banks simultaneously enter into offsetting agreements with unrelated financial institutions, thereby mitigating its net risk exposure resulting from such transactions. Because the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of December 31, 2012 and 2011, the aggregate notional value of interest rate contracts with customers was approximately $550 million and $290 million, respectively, with a like amount of offsetting agreements.

Mortgage banking derivatives

The Banks also enter into certain derivative agreements as part of their mortgage banking activities. These agreements include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a best efforts delivery basis. The aggregate notional amount of mortgage banking derivatives was $173 million at December 31, 2012 and $110 million at December 31, 2011. The fair value of mortgage banking derivatives was immaterial at both December 31, 2012 and 2011.

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the years ended December 31, 2012, 2011 and 2010.

Credit Risk-Related Contingent Features

Certain of the Banks’ derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Banks’ credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of a Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of December 31, 2012, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $18.5 million, for which the Banks had posted collateral of $16.8 million.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Land and land improvements	$121,013	$130,358
Buildings and leasehold improvements	373,333	372,232
Furniture, fixtures and equipment	99,288	92,097
Software	28,167	34,184
Assets under development	16,655	25,296

	638,456	654,167
Accumulated depreciation and amortization	(160,592)	(148,780)

Property and equipment, net	$477,864	$505,387

Depreciation and amortization expense was $32.9 million, $24.6 million and $13.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 8. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration exchanged over the fair value of the net assets acquired in purchase business combinations. The Company tests goodwill for impairment annually and no impairment charges were identified in the most recent test as of September 30, 2012. No goodwill impairment charges were recognized during 2012, 2011, or 2010. The carrying amount of goodwill was $628.9 million and $651.2 million at December 31, 2012 and 2011, respectively. As discussed in Note 2 to the consolidated financial statements, the Company recorded approximately $589.5 million of goodwill during 2011 in connection with its acquisition of Whitney. In 2012, goodwill was reduced $22.3 million for deferred tax purchase accounting adjustments.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The identifiable intangible assets recorded in connection with the Whitney acquisition during 2011 are detailed in Note 2 to the consolidated financial statements. During 2012, the Company recorded a $10.0 million customer relationship intangible in connection with the repurchase of its merchant card processing business.

The carrying value of intangible assets subject to amortization was as follows (in thousands):

	December 31, 2012
	Purchase Value	Accumulated Amortization	Carrying Value
Core deposit intangibles	$200,547	$45,832	$154,715
Credit card and trust relationships	22,400	4,980	17,420
Value of insurance business acquired	2,431	2,084	347
Non-compete agreements	400	100	300
Trade name	11,722	4,124	7,598
Merchant processing relationships	10,000	971	9,029

	$247,500	$58,091	$189,409

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill and Other Intangible Assets (continued)

	December 31, 2011
	Purchase Value	Accumulated Amortization	Carrying Value
Core deposit intangibles	$206,047	$27,691	$178,356
Credit card and trust relationships	22,400	1,908	20,492
Value of insurance business acquired	2,431	1,926	505
Non-compete agreements	322	322	—
Trade name	11,822	100	11,722
Merchant processing relationships	—	—	—

	$243,022	$31,947	$211,075

	Years Ended December 31,
	2012	2011	2010
Aggregate amortization expense for:
Core deposit intangibles	$23,642	$14,474	$2,491
Credit card and trust relationships	3,072	1,908	—
Value of insurance business acquired	158	169	213
Non-compete agreements	100	—	14
Trade name	4,124	—	10
Merchant processing relationships	971	—	—

	$32,067	$16,551	$2,728

The weighted-average remaining life of core deposit intangibles is 5 years. The weighted-average remaining life of other identifiable intangibles is 4 years.

The following table shows estimated amortization expense of other intangible assets for the five succeeding years and thereafter, calculated based on current amortization schedules (in thousands):

2013	$29,475
2014	26,925
2015	24,363
2016	19,872
2017	17,825
Thereafter	70,949

$189,409

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits

The maturities of time deposits at December 31, 2012 follow (in thousands):

2013	$1,935,235
2014	236,471
2015	210,762
2016	73,137
2017	119,152
Thereafter	6,209

Total time deposits	$2,580,966

Time deposits of $100,000 or more totaled approximately $1.3 billion and $1.6 billion at December 31, 2012 and 2011, respectively.

Note 10. Short-Term Borrowings

The following table presents information concerning short-term borrowings (in thousands):

	December 31,
	2012	2011
Federal funds purchased
Amount outstanding at period-end	$25,704	$16,819
Weighted average interest rate at period-end	0.37%	0.19%
Weighted average interest rate during the year	0.22%	0.18%
Average daily balance during the year	$30,137	$12,911
Maximum month end balance during the year	$33,964	$26,666

Securities sold under agreements to repurchase
Amount outstanding at period-end	$613,429	$1,027,635
Weighted average interest rate at period-end	0.72%	0.65%
Weighted average interest rate during the year	0.78%	1.03%
Average daily balance during the year	$760,938	$681,474
Maximum month end balance during the year	$1,005,014	$1,027,635

FHLB borrowings:
Amount outstanding at period-end	$—	$—
Weighted average interest rate at period-end	—	—
Weighted average interest rate during the year	0.16%	0.15%
Average daily balance during the year	$32,571	$81,673
Maximum month end balance during the year	$—	$10,153

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Short-Term Borrowings (continued)

The Company has a $1.7 billion line of credit with the Federal Home Loan Bank (FHLB) that is secured by a blanket pledge of certain mortgage loans. At December 31, 2012, the borrowing capacity under the FHLB line of credit was approximately $1.6 billion.

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

Accumulated Other Comprehensive Income (Loss)

AOCI includes unrealized gains and losses on available for sale (“AFS”) securities. Unrealized gain (loss) on AFS securities also includes unrealized gains on AFS securities that were transferred to held to maturity securities in the first quarter of 2012. Such amounts will be amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the net premium created in the transfer. Unrealized losses on employee benefit plans will be reclassified into income as pension and post retirement costs are recognized over the remaining service period of plan participants. Accumulated losses on the cash flow hedge of the variable-rate term loan agreement described in Note 6 will be reclassified into income over the life of the debt. Gains and losses in AOCI are net of deferred income taxes.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity (continued)

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total

Balance, December 31, 2009	$28,386	$—	$(25,388)	$—	$2,998
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(1,760)	—	(6,437)	—	(8,197)
Reclassification adjustment for net losses realized and included in earnings	—	—	2,535	—	2,535
Income tax expense (benefit)	(606)	—	(1,439)	—	(2,045)

Balance, December 31, 2010	27,232	—	(27,851)	—	(619)
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	52,300	—	(94,848)	(107)	(42,655)
Reclassification adjustment for net losses realized and included in earnings	91	—	2,832	—	2,923
Income tax expense (benefit)	19,145	—	(32,944)	(42)	(13,841)

Balance, December 31, 2011	60,478	—	(86,923)	(65)	(26,510)
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	6,076	—	2,566	(502)	8,140
Transfer of net unrealized gain from AFS to HTM, net of cummulative tax effect	(24,598)	24,598	—	—	—
Reclassification adjustment for net losses realized and included in earnings	(1,441)	—	7,457	311	6,327
Amortization of unrealized net gain on securities transferred to held-to-maturity	—	(8,752)	—	—	(8,752)
Income tax expense (benefit)	1,661	(3,244)	3,788	(75)	2,130

Balance, December 31, 2012	$38,854	$19,090	$(80,688)	$(181)	$(22,925)

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity (continued)

Regulatory Capital

Measures of regulatory capital are an important tool used by regulators to monitor the financial health of financial institutions. The primary quantitative measures used to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total asets (leverage ratio). Both the Company and its bank subsidiaries are required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and, 4.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%.

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its total risk-based capital ratios must be at least 10.0% for total capital and 6.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators must also consider other subjective and quantitative measures of risk associated with an institution. The subsidiary banks were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change these classifications. At December 31, 2012 and 2011, the Company and the Banks were in compliance with all of their respective minimum regulatory capital requirements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity (continued)

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Banks together with corresponding regulatory capital requirements at December 31, 2012 and 2011 (amounts in thousands):

	Actual		Required for Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio %	Amount	Ratio %	Amount		Ratio %
At December 31, 2012
Total capital (to risk weighted assets)
Company	$1,881,558	14.28	$1,053,781	8.00	$	n/a	n/a
Hancock Bank	643,202	14.39	357,687	8.00		447,109	10.00
Whitney Bank	1,242,608	14.25	697,528	8.00		871,910	10.00

Tier 1 capital (to risk weighted assets)
Company	$1,666,042	12.65	$526,890	4.00	$	n/a	n/a
Hancock Bank	586,623	13.12	178,843	4.00		268,265	6.00
Whitney Bank	1,122,341	12.87	348,764	4.00		523,146	6.00

Tier 1 leverage capital
Company	$1,666,042	9.10	$549,185	3.00	$	n/a	n/a
Hancock Bank	586,623	9.13	192,733	3.00		321,221	5.00
Whitney Bank	1,122,341	9.24	364,540	3.00		607,567	5.00

At December 31, 2011
Total capital (to risk weighted assets)
Company	$1,783,037	13.59	$1,049,495	8.00	$	n/a	n/a
Hancock Bank	437,225	14.21	246,072	8.00		307,590	10.00
Whitney Bank	1,277,591	12.76	801,025	8.00		1,001,281	10.00

Tier 1 capital (to risk weighted assets)
Company	$1,506,218	11.48	$524,748	4.00	$	n/a	n/a
Hancock Bank	397,900	12.94	123,036	4.00		184,554	6.00
Whitney Bank	1,091,770	10.90	400,512	4.00		600,769	6.00

Tier 1 leverage capital
Company	$1,506,218	8.17	$553,318	3.00	$	n/a	n/a
Hancock Bank	397,900	8.15	146,408	3.00		244,013	5.00
Whitney Bank	1,091,770	8.19	399,725	3.00		666,208	5.00

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans

Pension Plans - Defined Benefit

The Company has a noncontributory defined benefit pension plan covering eligible legacy Hancock employees (Hancock Plan). Eligibility is based on minimum age and service-related requirements as well as job classification. The benefits are based on an employee’s years of service and highest five-year average compensation as defined in the plan.

Certain legacy Whitney employees are covered by a noncontributory qualified defined benefit pension plan (Whitney plan). The benefits are based on an employee’s total years of service and his or her highest consecutive five-year level of compensation during the final ten years of employment. Certain legacy Whitney employees are also covered by an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. These benefits are calculated using the qualified plan’s formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan supplement amounts paid from the qualified plan. The Whitney plans have been closed to new participants since 2008, and benefit accruals have been frozen for all participants other than those who met certain vesting, age and years of service criteria as of December 31, 2008.

Effective January 1, 2013, the Company adopted one qualified defined pension plan covering all eligible employees. The new qualified plan terms are substantially the same for legacy Hancock employees as those in effect at December 31, 2012 under the Hancock Plan. Retirement benefits for eligible legacy Whitney employees under the new plan will be based on the employee’s accrued benefit under the Whitney Plan as of December 31, 2012 and any benefit accrued under the new plan based on years of service and compensation beginning in 2013. Accrued benefits under the Whitney nonqualified plan were frozen as of December 31, 2012 and no future benefits will be accrued under this plan.

The Company makes contributions to the qualified pension plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the company may determine to be appropriate. Based on currently available information, Hancock anticipates making contributions totaling approximately $16.0 million during 2013.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The following tables detail the changes in the benefit obligations and plan assets of the combined qualified plans and for the nonqualified plan for the years ended December 31, 2012 and 2011 as well as the funded status of the plans at each year end and the amounts recognized in the Company’s balance sheets (in thousands). The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	Years Ended December 31,
	2012		2011
	Qualified	Non- qualified	Qualified	Non- qualified
Change in benefit obligation
Benefit obligation:
at beginning of year	$399,508	$15,934	$101,746	$—
of Whitney plan at acquisition date	—	—	216,992	14,442
Service cost	12,940	49	8,440	27
Interest cost	16,518	688	12,117	438
Actuarial loss	4,131	1,401	67,971	1,597
Benefits paid	(12,858)	(1,207)	(7,758)	(570)

Benefit obligation, end of year	420,239	16,865	399,508	15,934

Change in plan assets
Fair value of plan assets:
at beginning of year	328,060	—	71,640	—
of Whitney plan at acquisition date	—		223,495	—
Actual return on plan assets	38,464	—	(3,979)	—
Employer contributions	26,000	1,207	44,907	570
Benefit payments	(12,858)	(1,207)	(7,758)	(570)
Expenses	(533)	—	(245)	—

Fair value of plan assets, end of year	379,133	—	328,060	—

Funded status at end of year - net liability	$(41,106)	$(16,865)	$(71,448)	$(15,934)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss:
at beginning of year	$123,780	$1,597	$38,810	$—
of Whitney plan at acquisition date	—	—	—	—
Amount of (loss)/gain recognized during the year	(6,526)	(56)	(2,343)	—
Net actuarial loss/(gain)	(8,402)	1,401	87,313	1,597

Unrecognized loss at end of year	$108,852	$2,942	$123,780	$1,597

	December 31
	2012	2011
Projected benefit obligation	$437,104	$415,442
Accumulated benefit obligation	395,543	363,983
Fair value of plan assets	379,133	328,060

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The following table shows net periodic benefit cost included in expense and the changes in the amounts recognized in accumulated other comprehensive income during 2012 and 2011 (in thousands). Hancock expects to recognize $6.0 million of the net actuarial loss included in accumulated other comprehensive income at December 31, 2012 as a component of net pension expense in 2013.

	Years Ended December 31,
	2012		2011		2010
	Qualified	Non- qualified	Qualified	Non- qualified	Qualified
Net periodic benefit cost
Service cost	$12,940	$49	$8,440	$27	$3,500
Interest cost	16,518	688	12,117	438	5,233
Expected return on plan assets	(25,398)	—	(15,118)	—	(4,646)
Recognized net amortization and deferral	6,526	56	2,343	—	2,281

Net periodic benefit cost	10,586	793	7,782	465	6,368

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss)/gain recognized during the year	(6,526)	(56)	(2,343)	—	(2,281)
Net actuarial loss/(gain)	(8,402)	1,401	87,313	1,597	4,338

Total recognized in other comprehensive income	(14,928)	1,345	84,970	1,597	2,057

Total recognized in net periodic benefit cost and other comprehensive income	$(4,342)	$2,138	$92,752	$2,062	$8,425

Weighted average assumptions as of measurement date
Discount rate for benefit obligations:
Hancock plan	3.74%	n/a	4.35%	n/a	5.46%
Whitney plan	3.87%	3.87%	4.31%	4.31%	n/a
Discount rate for net periodic benefit cost:
Hancock plan	4.35%	n/a	5.46%	n/a	5.95%
Whitney plan	4.31%	4.31%	5.35%	5.35%	n/a
Expected long-term return on plan assets:
Hancock plan	7.50%	n/a	7.50%	n/a	7.50%
Whitney plan	7.50%	n/a	7.50%	n/a	n/a
Rate of compensation increase:
Hancock plan	4.00%	n/a	4.00%	n/a	4.00%
Whitney plan	3.58%	3.58%	3.58%	3.58%	n/a

The long term rate of return on plan assets is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. At December 31, 2012 and 2011, the discount rate was calculated by matching expected future cash flows to the Citigroup Pension Discount Curve Liability Index.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The following shows expected pension plan benefit payments over the next ten years (in thousands):

	Qualified	Nonqualified	Total
2013	$12,594	$1,147	$13,741
2014	13,721	1,138	14,859
2015	14,599	1,136	15,735
2016	15,431	1,143	16,574
2017	16,376	1,161	17,537
2018-2022	99,128	5,612	104,740

	$171,849	$11,337	$183,186

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2012.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The fair values of pension plan assets at December 31, 2012 and 2011, by asset category, are shown in the following tables (in thousands):

Asset Category / Fund	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements at December 31, 2012
Cash and cash-equivalents:
Cash and equivalents	$4,850	$4,850	$—	$—
Hancock Horizon Government Money Market Fund	1,596	1,596	—	—

Total cash and cash-equivalents	6,446	6,446	—	—

Fixed income:
US government and agency securities and other	54,246	10,405	43,841	—
Hancock Horizon Strategic Income Bond Fund	49,192	49,192	—
Corporate debt	39,273	—	39,273	—

Total fixed income	142,711	59,597	83,114	—

Equity:
Hancock Horizon Quantitative Long/Short Fund	7,481	7,481	—	—
Hancock Horizon Diversified International Fund	32,984	32,984	—	—
Hancock Horizon Burkenroad Small Cap Fund	3,863	3,863	—	—
Hancock Horizon Growth Fund	27,332	27,332	—	—
Hancock Horizon Diversified Value Fund	28,543	28,543	—	—
Equity securities - large cap	87,769	87,769	—	—
Equity securities - small cap	42,004	42,004	—	—

Total Equity	229,976	229,976	—	—

TOTAL	$379,133	$296,019	$83,114	$—

Fair Value Measurements at December 31, 2011
Cash and cash-equivalents:
Cash and equivalents	$12,189	$12,189	$—	$—
Hancock Horizon Government Money Market Fund	28,081	28,081	—	—

Total cash and cash-equivalents	40,270	40,270

Fixed income:
US government and agency securities and other	44,017	15,032	28,985	—
Hancock Horizon Strategic Income Bond Fund	29,895	29,895	—	—
Corporate debt	33,319	—	33,319	—

Total fixed income	107,231	44,927	62,304	—

Equity:
Hancock Horizon Quantitative Long/Short Fund	3,674	3,674	—	—
Hancock Horizon Diversified International Fund	24,528	24,528	—	—
Hancock Horizon Burkenroad Small Cap Fund	2,414	2,414	—	—
Hancock Horizon Growth Fund	13,403	13,403	—	—
Hancock Horizon Diversified Value Fund	19,742	19,742	—	—
Equity securities - large cap	72,607	72,607	—	—
Equity securities - small cap	44,191	44,191	—	—

Total Equity	180,559	180,559	—	—

TOTAL	$328,060	$265,756	$62,304	$—

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The percentage allocations of the plan assets by asset category and corresponding target allocations at December 31, 2012 and 2011 follow:

	Plan Assets at December 31,		Target Allocation at December 31,
	2012	2011	2012	2011
Asset category
Equity securities	61%	55%	40 – 70%	40 – 70%
Fixed income securities	37%	33%	30 – 60%	30 – 60%
Cash equivalents	2%	12%	0 – 10%	0 – 10%

	100%	100%

The Whitney plan assets included 16,375 shares of Hancock common stock with a value of approximately $0.5 million at both December 31, 2012 and 2011. A $25 million contribution to the Hancock plan late in 2011 was initially invested in cash equivalents. After these funds were reinvested, the distribution of plan assets was within target allocations.

The investment strategy of the plans is to emphasize a balanced return of current income and growth of principal while accepting a moderate level of risk. The investment goal of the plans is to meet or exceed the return of a balanced market index comprised of 55% of the S&P 500 Index and 45% of the Barclays Intermediate Aggregate Bond Index. The pension plan investment committee meets periodically to review the policy, strategy and performance of the plans.

Pension Plans - Defined Contribution

The Company sponsors defined contribution retirement plans under Section 401(k) of the Internal Revenue Code. Through the end of 2012, the Hancock plan covered substantially all legacy Hancock employees who have been employed 60 days and meet certain other requirements and job classification criteria. Under this plan, the Company matched 50% of the savings of each participant up to 6% of his or her compensation.

Through the end of 2012, eligible legacy Whitney employees who are employed by the new Whitney Bank after the merger continued to be covered by an employee savings plan under Section 401(k). An employee of the new Whitney Bank who was not a participant at the merger date became eligible to participate in the savings plan after meeting the eligibility conditions, provided the employee performed services at a legacy Whitney location as of the merger date. Under the savings plan, the Company matched the savings of each participant up to 4% of his or her compensation. Participants are fully vested in their savings and in the matching Company contribution at all times. Under the savings plan, the Company could also make discretionary profit sharing contributions on behalf of participants who were either (a) ineligible to participate in the Whitney qualified defined-benefit plan or (b) subject to the freeze in benefit accruals under the defined-benefit plan. The discretionary profit sharing contribution for a plan year was up to 4% of the participants’ eligible compensation for such year and was allocated only to participants who were employed on the first day of the plan year and at year end. Participants must complete three years of service to become vested in the Company’s contributions subject to earlier vesting in the case of retirement, death or disability. The Whitney board amended the plan shortly prior to the merger to provide that Whitney employees terminated as a result of a force reduction after the closing date of the merger would also be immediately vested.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

Effective January 1, 2013, the Company combined the Hancock and Whitney 401(k) plans. The combined plan covers substantially all employees who have been employed 60 days and meet certain other requirements and employment classification criteria. Under the combined plan, the Company will match 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Eligible employees who are not participating in the plan and have not actively opted out of participation will be automatically enrolled at an initial 3% savings rate. Participants are fully vested in their savings and associated earnings at all times. The Company’s matching contributions and associated earnings vest immediately after the participant has completed two years of service. The Company’s discretionary profit-sharing contribution under the Whitney plan will no longer be available for plan years beginning in 2013.

The expense of the Company’s matching contributions to both the Hancock and legacy Whitney 401(k) plans was $6.1 million in 2012, $4.5 million in 2011 and $2.0 million in 2010. The discretionary profit-sharing contribution under the legacy Whitney plan will be approximately $2.9 million for 2012 and was $1.6 million for 2011.

Health and Welfare Plans - Defined Benefit

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The following table details the changes in the benefit obligation of the postretirement plans for the years ended December 31, 2012 and 2011, as well as the funded status of the plans at each year end and the amounts recognized in the Company’s consolidated balance sheets (in thousands).

	Years Ended December 31,
	2012	2011
Change in postretirement benefit obligation
Projected postretirement benefit
beginning of year	$34,107	$12,373
from acquisition date	—	15,949
Service cost	192	137
Interest cost	1,337	1,091
Plan participants’ contributions	1,419	869
Actuarial loss	4,435	5,939
Benefit payments	(3,659)	(2,251)

Projected postretirement benefit obligation, end of year	37,831	34,107

Change in plan assets
Plan assets, beginning of year	—	—
Employer contributions	2,240	1,382
Plan participants’ contributions	1,419	869
Benefit payments	(3,659)	(2,251)

Plan assets, end of year	—	—

Funded status at end of year - net liability	$(37,831)	$(34,107)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at beginning of year	$10,996	$5,546
Amount of (loss)/gain recognized during the year	(918)	(489)
Net actuarial loss/(gain)	4,435	5,939

Unrecognized loss at end of year	$14,513	$10,996

The Company uses a December 31 measurement date for all defined benefit retirement plans. The discount rates for the determination of the projected postretirement benefit obligation as of December 31, 2012 and 2011 were:

	December 31,
	2012	2011
Hancock plan	3.83%	4.25%
Whitney plan	3.55%	4.10%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The following table shows the composition of net periodic postretirement benefit cost (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net periodic postretirement benefit cost
Service cost	$192	$137	$124
Interest costs	1,337	1,091	556
Amortization of net loss	966	538	302
Amortization of prior service cost	(48)	(48)	(48)

Net periodic postretirement benefit cost	2,447	1,718	934

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Amount of loss recognized during the year	(966)	(538)	(302)
Net actuarial (gain)/loss	4,435	5,938	2,098
Amortization of prior service cost	48	48	48

Total recognized in other comprehensive income	3,517	5,448	1,844

Total recognized in net periodic benefit cost and other comprehensive income	$5,964	$7,166	$2,778

The Company assumed certain trends in health care costs in the determination of the benefit obligations. At December 31, 2012, the plans assumed a 7.50% increase in the pre- and post-Medicare age health costs for 2013, declining uniformly over a period of years to a 5.0% annual rate. At December 31, 2011, the plan assumptions were substantially the same as in 2012.

The following table illustrates the effect on the annual periodic postretirement benefit costs and postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates from the rates assumed at December 31, 2012:

	1% Decrease in Rates	Assumed Rates	1% Increase in Rates
Aggregated service and interest cost	$1,332	$1,529	$1,774
Postretirement benefit obligation	33,476	37,831	43,115

Expected benefits to be paid over the next ten years are reflected in the following table (in thousands):

2013	$2,205
2014	2,145
2015	2,042
2016	1,984
2017	1,869
2018-2022	9,353

$19,598

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Share-Based Payment Arrangements

Hancock maintains incentive compensation plans that incorporate share-based payment arrangements for employees and directors. The most recent plan was approved by the Company’s stockholders in 2005 (the “Plan”). The Compensation Committee of the Company’s Board of Directors administers the Plan, makes determinations with respect to participation by employees or directors and authorizes share-based awards under the Plan. Under the Plan, participants may be awarded stock options (including incentive stock options for employees), restricted shares, performance stock awards and stock appreciation rights, all on a stand-alone, combination or tandem basis. To date, the Committee has awarded stock options, tenure-based restricted shares and performance stock awards.

The Plan authorizes the issuance of an aggregate of 5,000,000 shares of the Company’s common stock pursuant to awards under the Plan. The Plan limits the number of shares for which awards may be granted during any calendar year to 2% of the outstanding common stock reported at the end of the previous fiscal year, plus any unused portion of the annual limit for the prior year and subject to certain other adjustments. At December 31, 2012 there were 4.2 million shares available for future issuance under equity compensation plans. Whitney options converted at the acquisition date do not count against the number of shares available for future issuance. The awards available for issuance cover outstanding unvested share awards and unexercised option awards as well as future awards. The Company may use authorized unissued shares or shares held in treasury to satisfy awards under the Plan.

For the years ended December 31, 2012, 2011 and 2010 total share-based compensation recognized in income was $11.0 million, $7.2 million and $4.1 million respectively. The total recognized tax benefit related to the share-based compensation was $3.9 million, $2.5 million and $1.4 million, respectively, for 2012, 2011 and 2010.

A summary of option activity for 2012 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	1,686,907	$41.05
Granted	152,140	29.73
Exercised	(73,275)	22.36
Forfeited or expired	(210,476)	57.69

Outstanding at December 31, 2012	1,555,296	$38.57	5.3	$1,112

Exercisable at December 31, 2012	1,056,172	$41.75	3.8	$526

The exercise price for stock options is set at the closing market price of the Company’s stock on the date immediately preceding the date of grant, except for the exercise price of certain options granted to major stockholders which is set at 110% of the market price. Option awards generally vest equally over five years of continuous service and have ten-year contractual terms.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Share-Based Payment Arrangements (continued)

Whitney’s stock options outstanding at the acquisition date were assumed by Hancock, as adjusted for the share exchange ratio specified in the merger agreement. These options will expire at the earlier of (1) their expiration date (which is generally ten years after the grant date), except for grants made in 2005 that expired six months following the merger, or (2) a date on or following termination of employment, as set forth in the prior grant plan document.

The total intrinsic value of options exercised during 2012, 2011 and 2010 was $0.8 million, $0.3 million, and $0.8 million, respectively.

The weighted-average grant-date fair values of options awarded during 2012, 2011, and 2010 were $8.43, $8.64, and $10.73, respectively. The fair value of each option award was estimated as of the grant date using the Black-Scholes-Merton option-pricing model. The significant assumptions made in applying the option-pricing model are noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

	Years Ended December 31,
	2012	2011	2010
Expected volatility	38.64%	38.90%	40.53%
Expected dividends	3.23%	3.20%	2.90%-2.99%
Expected term (in years)	6.58	6.38	9.55
Risk-free rates	1.78%	1.99%	2.73%-3.33%

A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2012, and changes during 2012, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2012	957,536	$33.61
Granted	890,744	29.62
Vested	(73,598)	39.69
Forfeited	(90,322)	32.33

Nonvested at December 31, 2012	1,684,360	$31.30

As of December 31, 2012, there was $37.2 million of total unrecognized compensation related to nonvested restricted shares expected to vest. This compensation is expected to be recognized in expense over a weighted-average period of 3.7 years. The total fair value of shares which vested during 2012 and 2011 was $2.3 million and $1.3 million, respectively.

In 2012, Hancock granted 27,797 performance shares with an average fair value of $36.16 per share to key members of executive and senior management. The number of 2012 performance shares that ultimately vest at the end of the three-year required service period will be based on the relative rank of Hancock’s three-year total shareholder return (TSR) among the TSRs of a peer group of fifty regional banks. The maximum number of

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Share-Based Payment Arrangements (continued)

performance shares that could vest is 200% of the target award. The fair value of the awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

Note 14. Fair Value of Financial Instruments

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

Fair Value of Assets Measured on a Recurring Basis

The following table presents for each of the fair-value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis at in the consolidated balance sheets.

	December 31, 2012
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$18,265	$—	$18,265
Municipal obligations	—	50,165	50,165
Corporate debt securities	2,250	—	2,250
Mortgage-backed securities	—	1,774,406	1,774,406
Collateralized mortgage obligations	—	198,077	198,077
Equity securities	5,279	—	5,279

Total available-for-sale securities	25,794	2,022,648	2,048,442

Derivative assets (1)	—	20,093	20,093

Total recurring fair value measurements - assets	$25,794	$2,042,741	$2,068,535

Liabilities
Derivative liabilities (1)	$—	$21,100	$21,100

Total recurring fair value measurements - liabilities	$—	$21,100	$21,100

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Fair Value of Financial Instruments (continued)

	December 31, 2011
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$250,067	$—	$250,067
Municipal obligations	—	309,665	309,665
Corporate debt securities	4,494	—	4,494
Mortgage-backed securities	—	2,480,345	2,480,345
Collateralized mortgage obligations	—	1,446,076	1,446,076
Equity securities	6,253	—	6,253

Total available-for-sale securities	260,814	4,236,086	4,496,900

Derivative - assets (1)	—	14,952	14,952

Total recurring fair value measurements - assets	$260,814	$4,251,038	$4,511,852

Liabilities
Derivative - liabilities (1)	$—	$15,643	$15,643

Total recurring fair value measurements - liabilities	$—	$15,643	$15,643

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives

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

The fair value of derivative financial instruments, which are predominantly interest rate swaps, is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, such as interest rate futures, observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value the derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations in interest rates swaps in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Fair Value of Financial Instruments (continued)

The Company also has certain derivative instruments associated with the Banks’ mortgage-banking activities. These derivative instruments include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a best efforts delivery basis. The fair value of these derivative instruments is measured using observable market prices for similar instruments and are classified as level 2 measurements. The fair value of mortgage banking derivatives was immaterial at both December 31, 2012 and 2011.

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

	December 31, 2012
	(Level 1)	(Level 2)	Total
Collateral dependent impaired loans	$—	$76,413	$76,413
Other real estate owned	—	105,835	105,835

Total nonrecurring fair value measurements	$—	$182,248	$182,248

	December 31, 2011
	(Level 1)	(Level 2)	Total
Collateral dependent impaired loans	$—	$55,252	$55,252
Other real estate owned	—	144,367	144,367

Total nonrecurring fair value measurements	$—	$199,619	$199,619

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

Securities Available for Sale - The fair value measurement for securities available for sale was discussed earlier. The same measurement techniques were applied to the valuation of securities held to maturity.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Fair Value of Financial Instruments (continued)

Accrued Interest Receivable and Accrued Interest Payable - The carrying amounts are a reasonable estimate of fair values.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Fair Value of Financial Instruments (continued)

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	December 31, 2012			Total Fair Value	Carrying Amount
	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,948,679	$—	$—	$1,948,679	$1,948,679
Available for sale securities	25,794	2,022,648	—	2,048,442	2,048,442
Held to maturity securities	—	1,710,465	—	1,710,465	1,668,018
Loans, net	—	76,413	11,425,653	11,502,066	11,441,631
Loans held for sale	—	50,605	—	50,605	50,605
Accrued interest receivable	45,616	—	—	45,616	45,616
Derivative financial instruments	—	20,093	—	20,093	20,093

Financial liabilities:
Deposits	$—	$—	$15,757,044	$15,757,044	$15,744,188
Federal funds purchased	25,704	—	—	25,704	25,704
Securities sold under agreements to repurchase	613,429	—	—	613,429	613,429
Long-term debt	—	410,791	—	410,791	396,589
Accrued interest payable	4,814	—	—	4,814	4,814
Derivative financial instruments	—	21,100	—	21,100	21,100

	December 31, 2011			Total Fair Value	Carrying Amount
	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,622,366	$—	$—	1,622,366	$1,622,366
Available for sale securities	260,814	4,236,086	—	4,496,900	4,496,900
Loans, net	—	55,252	11,134,410	11,189,662	11,052,145
Loans held for sale	—	72,378	—	72,378	72,378
Accrued interest receivable	53,973	—	—	53,973	53,973
Derivative financial instruments	—	14,952	—	14,952	14,952

Financial liabilities:
Deposits	$—	$—	$15,737,667	$15,737,667	$15,713,579
Federal funds purchased	16,819	—	—	16,819	16,819
Securities sold under agreements to repurchase	1,027,635	—	—	1,027,635	1,027,635
Long-term debt	—	365,421	—	365,421	353,890
Accrued interest payable	8,284	—	—	8,284	8,284
Derivative financial instruments	—	15,643	—	15,643	15,643

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Commitments and Contingencies

Credit Related

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

The contract amounts of these instruments reflect the Company’s exposure to credit. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below (in thousands):

	December 31,
	2012	2011
Commitments to extend credit	$4,373,679	$4,189,421
Letters of credit	401,861	441,048

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Commitments and Contingencies (continued)

Lease Commitments

The Company currently is obligated under a number of non-cancelable operating leases for buildings and equipment. Certain of these leases have escalation clauses and renewal options. Future minimum lease payments for non-cancelable operating leases with initial terms in excess of one year were as follows at December 31, 2012 (in thousands):

Operating Leases
2013	$12,873
2014	11,358
2015	9,929
2016	8,504
2017	7,392
Thereafter	29,606

Total minimum lease payments	$79,662

Rental expense approximated $14.3 million, $11.9 million and $7.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 16. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Other noninterest income:
Income from bank-owned life insurance	$11,163	$9,311	$5,219
Credit-related fees	6,681	5,752	1,451
Income from derivatives	3,600	760	—
Gain on sales of assets	4,366	1,083	618
Safety deposit box income	2,006	1,591	841
Other miscellaneous income	9,072	7,081	3,896

Total other noninterest income	$36,888	$25,578	$12,025

Other noninterest expense:
Advertising	13,515	17,687	7,713
Ad valorem and franchise taxes	8,321	5,330	3,568
Printing and supplies	7,491	5,608	2,380
Insurance expense	5,494	7,490	2,010
Travel	5,758	3,590	2,137
Entertainment and contributions	6,049	3,954	1,651
Tax credit investment amortization	5,974	3,515	—
Other expense	26,053	31,539	13,671

Total other noninterest expense	$78,655	$78,713	$33,130

Included in other noninterest expense are merger-related expenses related to the Whitney and People’s First acquisitions totaling $5.6 million in 2012, $27.0 million in 2011 and $0.8 million in 2010.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Income Taxes

Income tax expense included in net income consisted of the following components (in thousands):

	Years Ended December 31,
	2012	2011	2010
Included in net income
Current federal	$11,195	$7,400	$20,707
Current state	1,953	1,961	600

Total current provision	13,148	9,361	21,307

Deferred federal	34,219	9,735	(10,676)
Deferred state	(1,754)	(1,032)	(926)

Total deferred provision	32,465	8,703	(11,602)

Total included in net income	$45,613	$18,064	$9,705

Included in shareholder’s equity
Deferred tax related to retirement benefits	$3,788	$(32,944)	$(1,439)
Deferred tax related to securities	(1,583)	19,145	(606)
Deferred tax related to derivatives and hedging	(75)	(42)	—

Total included in shareholder’s equity	$2,130	$(13,841)	$(2,045)

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Income Taxes (continued)

Temporary differences arise between the tax bases of assets or liabilities and their carrying amounts for financial reporting purposes. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$77,957	$85,289
Employee compensation and benefits	64,030	40,013
Loan purchase accounting adjustments	185,789	241,412
Tax credit carryforward	35,605	25,465
Federal net operating loss	—	24,524
State net operating loss	1,805	2,958
Other	18,102	25,436

Gross deferred tax assets	383,288	445,097

Federal valuation allowance	—	—
State valuation allowance	(1,805)	(2,415)

Subtotal valuation allowance	(1,805)	(2,415)

Net deferred tax assets	381,483	442,682

Deferred tax liabilities:
Fixed assets & intangibles	(124,402)	(135,987)
Securities	(46,088)	(55,642)
Deferred gain on acquisition	(8,962)	(13,232)
FDIC loss share receivable	(62,311)	(83,348)
Other	(11,335)	(8,713)

Gross deferred tax liabilities	(253,098)	(296,922)

Net deferred tax asset (liability)	$128,385	$145,760

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Income Taxes (continued)

Reported income tax expense differed from amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes because of the following factors (in thousands):

	Years Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$69,074	35%	$33,188	35%	$21,669	35%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	(78)	0%	689	1%	(410)	-1%
Tax-exempt interest	(7,127)	-4%	(6,892)	-8%	(6,747)	-11%
Bank owned life insurance	(4,005)	-2%	(3,352)	-4%	(1,918)	-3%
Tax credits	(13,661)	-7%	(8,384)	-9%	(3,702)	-6%
Merger transaction costs	—	0%	2,178	3%	—	0%
Other, net	1,410	1%	637	1%	813	1%

Income tax expense	$45,613	23%	$18,064	19%	$9,705	15%

As of December 31, 2012, the Company had approximately $36 million in federal tax credit carryforwards that originated in the tax years from 2008 through 2012 and that begin expiring in 2028. The Company had approximately $42 million in state net operating loss carryforwards that originated in the tax years 2002 through 2011 and that begin expiring in 2017. A valuation allowance has been established for the state net operating loss carryforwards. The impact of this valuation allowance is immaterial to the financial statements.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits. The liability for unrecognized tax benefits was immaterial at December 31, 2012 and 2011. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2013. Hancock recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2012, 2011 and 2010 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the returns for years before 2009 are no longer subject to examination by taxing authorities.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Earnings Per Share (continued)

A summary of the information used in the computation of earnings per common share follows (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income to common shareholders	$151,742	$76,759	$52,206

Net income allocated to participating
securities - basic and diluted	1,557	866	320

Net income allocated to common
shareholders - basic and diluted	$150,185	$75,893	$51,886

Denominator:
Weighted-average common shares - basic	84,767	65,590	36,876
Dilutive potential common shares	821	480	178

Weighted average common shares - diluted	85,588	66,070	37,054

Earnings per common share:
Basic	$1.77	$1.16	$1.41
Diluted	$1.75	$1.15	$1.40

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totalled 449,377 for the twelve months ended December 31, 2012 and 680,611 for the twelve months ended December 31, 2011. There were no anti-dilutive potential common shares in 2010.

Note 19. Segment Reporting

The Company’s reportable operating segments consist of the Hancock segment, which coincides generally with the Company’s Hancock Bank subsidiary, and the Whitney segment, which coincides generally with its Whitney Bank subsidiary. Each of the bank segments offer commercial, consumer and mortgage loans and deposit services as well as certain other services, such as trust and treasury management services. Although the bank segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. On June 4, 2011, the Company completed its acquisition of Whitney Holding Corporation, the parent of Whitney National Bank. Whitney National Bank was merged into Hancock Bank of Louisiana and the combined entity was renamed Whitney Bank. Prior to the merger the segment now called Whitney Bank was comprised generally of Hancock Bank Louisiana. On March 15, 2012, Whitney Bank transferred the assets and liabilities of its operations in Florida, Alabama, and Mississippi to Hancock Bank and retained its operations in Louisiana and Texas. In the following tables, the “Other” column includes activities of other consolidated subsidiaries and the holding company which do not constitute reportable segments under the quantitative and aggregation accounting guidelines. These subsidiaries provide investment services, insurance agency services, insurance underwriting and various other services to third parties.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Segment Reporting (continued)

Following is selected information for the Company’s segments (in thousands):

	Year Ended December 31, 2012
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$269,915	$473,664	$23,996	$(5,026)	$762,549
Interest expense	(22,553)	(25,178)	(8,516)	4,565	(51,682)

Net interest income	247,362	448,486	15,480	(461)	710,867

Provision for loan losses	(21,304)	(32,834)	(54)	—	(54,192)
Noninterest income	78,785	133,228	40,219	(37)	252,195
Depreciation and amortization	(14,309)	(17,515)	(1,032)	—	(32,856)
Other noninterest expense	(230,208)	(403,935)	(46,105)	37	(680,211)
Securities transactions	579	966	7	—	1,552

Income before income taxes	60,905	128,396	8,515	(461)	197,355
Income tax expense	11,878	30,998	2,737	—	45,613

Net income	$49,027	$97,398	$5,778	$(461)	$151,742

Goodwill	$94,130	$530,265	$4,482	$—	$628,877
Total assets	$6,308,690	$13,127,109	$2,865,346	$(2,836,660)	$19,464,485

Total interest income from affiliates	$4,042	$984	$—	$(5,026)	$—
Total interest income from external customers	$265,873	$472,680	$23,996	$—	$762,549

	Year Ended December 31, 2011
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$195,230	$380,072	$21,794	$(4,892)	$592,204
Interest expense	(39,056)	(29,538)	(6,807)	4,430	(70,971)

Net interest income	156,174	350,534	14,987	(462)	521,233

Provision for loan losses	(17,216)	(17,550)	(3,966)	—	(38,732)
Noninterest income	76,846	96,349	32,761	471	206,427
Depreciation and amortization	(10,649)	(13,123)	(834)	—	(24,606)
Other noninterest expense	(163,088)	(372,034)	(34,894)	608	(569,408)
Securities transactions	(51)	—	(40)	—	(91)

Income before income taxes	42,016	44,176	8,014	617	94,823
Income tax expense	6,513	7,584	3,967	—	18,064

Net income	$35,503	$36,592	$4,047	$617	$76,759

Goodwill	$23,386	$623,294	$4,482	$—	$651,162
Total assets	$4,934,003	$14,792,788	$2,462,281	$(2,414,976)	$19,774,096

Total interest income from affiliates	$4,364	$528	$—	$(4,892)	$—
Total interest income from external customers	$190,866	$379,544	$21,794	$—	$592,204

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Segment Reporting (continued)

	Year Ended December 31, 2010
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$203,222	$132,205	$22,122	$(4,991)	$352,558
Interest expense	(61,384)	(21,198)	(4,294)	4,531	(82,345)

Net interest income	141,838	111,007	17,828	(460)	270,213

Provision for loan losses	(37,845)	(22,554)	(5,592)	—	(65,991)
Noninterest income	67,940	43,331	25,745	(67)	136,949
Depreciation and amortization	(9,755)	(3,003)	(767)	—	(13,525)
Other noninterest expense	(152,956)	(81,665)	(31,244)	130	(265,735)

Income before income taxes	9,222	47,116	5,970	(397)	61,911
Income tax expense (benefit)	(5,101)	12,373	2,433	—	9,705

Net income	$14,323	$34,743	$3,537	$(397)	$52,206

Goodwill	$23,386	$33,763	$4,482	$—	$61,631
Total assets	$5,247,383	$2,906,365	$1,093,565	$(1,108,986)	$8,138,327

Total interest income from affiliates	$4,991	$—	$—	$(4,991)	$—
Total interest income from external customers	$198,231	$132,205	$22,122	$—	$352,558

Consolidated other intangible assets totaled $189.4 million and $211.1 million, respectively, at December 31, 2012 and 2011. The balance at the end of 2012 consisted of core deposit intangibles of $154.7 million and other identifiable intangible assets of $34.7 million. The total was allocated $168.9 million to the Whitney segment, $20.3 million to the Hancock segment, and $0.2 million to the Other segment. Total other intangible assets at the end of 2011 consisted of core deposit intangibles of $178.4 million and other identifiable intangibles assets of $32.7 million. The 2011 total was allocated $201.4 million to Whitney, $9.4 million to Hancock, and $0.3 million to the Other segment.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Holding Company only (in thousands):

Condensed Balance Sheets

	December 31,
	2012	2011
Assets:
Cash	$26,041	$28,015
Securities available for sale	132,551	103,788
Investment in bank subsidiaries	2,495,412	2,358,368
Investment in non-bank subsidiaries	8,071	10,222
Due from subsidiaries and other assets	13,447	9,014

	$2,675,522	$2,509,407

Liabilities and Stockholders’ Equity:
Long term debt	$220,000	$140,000
Due to subsidiaries and other liabilities	2,244	2,244
Stockholders’ equity	2,453,278	2,367,163

	$2,675,522	$2,509,407

Condensed Statements of Income

	Years Ended December 31,
	2012	2011	2010
Operating Income
From subsidiaries
Cash dividends received from bank subsidiaries	$25,000	$123,100	$41,500
Non-cash dividend from bank subsidiary in restructuring	225,000	13,451	—
Dividends received from non-bank subsidiaries	150	—	—
Equity in earnings of subsidiaries greater than (less than) dividends received	(94,486)	(57,172)	10,471

Total operating income	155,664	79,379	51,971
Other (expense) income	(6,673)	(2,592)	342
Income tax expense (benefit)	(2,751)	28	107

Net income	$151,742	$76,759	$52,206

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Condensed Parent Company Information (continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities - principally dividends received from subsidiaries	$18,789	$113,355	$31,241

Net cash (used in) provided by operating activities	18,789	113,355	31,241

Cash flows from investing activities
Contribution of capital to subsidiary	(955)	(233)	(454)
Loans to nonbank subsidiaries, net of repayments	1,684	—	—
Purchase of available for sale securities	(77,058)	(103,432)	—
Proceeds of securities available for sale	47,305	1,396	—
Cash paid in connection with business combination	—	(275,563)	—

Net cash used by investing activities	(29,024)	(377,832)	(454)

Cash flows from financing activities:
Proceeds from issuance of long term debt	217,933	140,000	—
Repayment of long term debt	(140,000)	—	—
Dividends paid to stockholders	(83,151)	(70,617)	(36,182)
Stock transactions, net	13,479	222,322	5,876

Net cash (used by) financing activities	8,261	291,705	(30,306)

Net increase (decrease) in cash	(1,974)	27,228	481
Cash, beginning of year	28,015	787	306

Cash, end of year	$26,041	$28,015	$787

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2012, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Rule 13(a)–15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Company’s principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

The Company’s internal controls over financial reporting as of December 31, 2012 have been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompany report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B.	OTHER INFORMATION

Hancock Holding Company (the Company) will hold its Annual Meeting of Shareholders of common stock on Friday, April 12, 2013, at 10:00 a.m. local time at One Hancock Plaza, 2510 14th Street, Gulfport, Mississippi.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages, positions and business experience of our executive officers:

Name	Age	Position

Carl J. Chaney	51	President (since 2008) and Chief Executive Officer (since 2006) of the Company; Director, Mississippi Power Company (since 2009); Director of the Company since 2006.

John M. Hairston	49	Chief Executive Officer (since 2006) and Chief Operating Officer (since 2008) of the Company; Director of the Company since 2006.

Michael M. Achary	52	Executive Vice President since 2008; Chief Financial Officer since 2007.

Joseph S. Exnicios	57	President, Whitney Bank since 2011; Senior Executive Vice President and Chief Risk Officer of Whitney Holding Corporation and Whitney National Bank from 2009 to 2011; Executive Vice President of Whitney Holding Corporation and Whitney National Bank from 2004 to 2009.

Edward G. Francis	47	Executive Vice President since 2008; Chief Commercial Banking Officer since 2010; Executive – Commercial Banking from 2008 to 2010; Senior Commercial Lending Officer from 2003 to 2008.

Richard T. Hill	56	Executive Vice President since 2002; Chief Retail Banking Officer since February 2010; Executive – Retail Banking from 2008 to 2010.

Samuel B. Kendricks	53	Executive Vice President since 2011; Chief Credit Officer since 2010; Chief Credit Policy Officer from 2009 to 2010; Senior Regional Credit Officer from 2008 to 2009; Regional Credit Officer from 2004 to 2008.

D. Shane Loper	47	Chief Risk Officer since 2012; Executive Vice President since 2008; Chief Risk and Administrative Officer since 2010; Chief Information Officer since 2007; Director of Corporate Human Resources from 2002 to 2007.

Joy Lambert Phillips	57	Executive Vice President since 2009; Corporate Secretary since June 2011; General Counsel since 1999.

Clifton J. Saik	59	Executive Vice President since 2002; Chief Wealth Management Officer since 2010; Executive, Wealth Management from 2007 to 2010; Director of Trust from 1998 to 20011.

Suzanne C. Thomas	58	Chief Wholesale Credit Approval Officer since 2012; Executive Vice President and Chief Credit Officer, Whitney Bank since 2011; Executive Vice President and Chief Credit Officer of Whitney Holding Corporation and Whitney National Bank from 2010 to 2011; Senior Vice President of Whitney National Bank from 2001 to 2009.

Stephen E. Barker	56	Chief Accounting Officer, Hancock Holding Company (since 2011); Comptroller, Whitney National Bank (2000)

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2013 annual meeting of shareholders under the captions “Information About Director Nominees” and “Information About Incumbent Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Audit Committee.” Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning our executive compensation will appear in our proxy statement under the caption “Executive Compensation.” Information concerning our compensation committee interlocks and insider participation and our compensation committee report will appear in our proxy statement under the caption “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	1,388,580	$34.59	2,803,569
Equity compensation plans not approved by security holders	—	—	—

Total	1,388,580	$34.59	2,803,569

(1)	Includes 55,354 shares potentially issuable upon the vesting of outstanding restricted share units and 4,918 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into our Nonqualified Deferred Compensation Plan. The total does not include securities to be issued upon the exercise of options that were assumed by the Company in the acquisition of Whitney Holding Corporation. At December 31, 2012, 226,988 Whitney options were outstanding with a weighted-average exercise price of $61.88.
(2)	The weighted average exercise price relates only to the exercise of outstanding options included in column (a)
(3)	Includes 2,803,569 shares remaining available for issuance under the Amended and Restated 2005 Long-Term Incentive Plan, as amended and 211,173 shares remaining available for issuance under the Company’s 2010 Employee Stock Purchase Plan, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning director independence will appear in our proxy statement under the caption “Board of Directors and Corporate Governance.” Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in our proxy statement under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements of Hancock Holding Company and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Consolidated balance sheets – December 31, 2012 and 2011

Consolidated statements of income – Years ended December 31, 2012, 2011, and 2010

Consolidated statements of changes in stockholders’ equity– Years ended December 31, 2012, 2011, and 2010

Consolidated statements of cash flows –Years ended December 31, 2012, 2011, and 2010

Notes to consolidated financial statements – December 31, 2012 (pages 73 to 143)

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

(a) 3. Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated December 21, 2010, between Hancock Holding Company and Whitney Holding Corporation (filed as Exhibit 2.1 to Hancock’s Current Report on Form 8-K filed with the Commission on December 23, 2010 and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation dated November 8, 1990 (filed as Exhibit 3.1 to Hancock’s Form 10-K for the year ended December 31, 1990 filed with the Commission and incorporated herein by reference).

3.2	Amended and Restated Bylaws, dated November 8, 1990 (filed as Exhibit 3.2 to Hancock’s registration statement on Form S-8 filed with the Commission on September 19, 1996 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, dated October 16, 1991 (filed as Exhibit 4.1 to Hancock’s Form 10-Q for the quarter ended September 30, 1991 filed with the Commission and incorporated herein by reference).

3.4	Articles of Correction, filed with Mississippi Secretary of State on November 15, 1991 (filed as Exhibit 4.2 to Hancock’s Form 10-Q for the quarter ended September 30, 1991 filed with the Commission and incorporated herein by reference).

3.5	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, adopted February 13, 1992 (filed as Exhibit 3.5 to Hancock’s Form 10-K for the year ended December 31, 1992 filed with the Commission and incorporated herein by reference).

3.6	Articles of Correction, filed with Mississippi Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to Hancock’s Form 10-K for the year ended December 31, 1992 filed with the Commission and incorporated herein by reference).

3.7	Articles of Amendment to the Articles of Incorporation adopted February 20, 1997 (filed as Exhibit 3.7 to Hancock’s Form 10-K filed with the Commission on March 28, 1997 and incorporated herein by reference).

4.1	Specimen stock certificate (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4.1 to Hancock’s Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

4.2	By executing this Form 10-K, Hancock hereby agrees to deliver to the Commission upon request copies of instruments defining the rights of holders of long-term debt of Hancock or its consolidated subsidiaries or its unconsolidated subsidiaries for which financial statements are required to be filed, where the total amount of such securities authorized thereunder does not exceed 10 percent of the total assets of Hancock and its subsidiaries on a consolidated basis.

4.3	Shareholder Rights Agreement, dated February 21, 1997, between Hancock Holding Company and Hancock Bank, as Rights Agent (filed as Exhibit 1 to Hancock’s Form 8-A12G filed with the Commission on February 27, 1997 and incorporated herein by reference) as extended by Amendment No. 1 to Rights Agreement, dated February 19, 2007, between Hancock and Hancock Bank (filed with the Commission as Exhibit 4.1 to Hancock’s Form 8-K filed with the Commission on February 20, 2007 and incorporated herein by reference).

*10.1	1996 Long Term Incentive Plan (filed as Exhibit A to Hancock’s definitive proxy materials filed with the Commission on January 23, 1996 and incorporated herein by reference).

* **10.2	Amended and Restated Hancock Holding Company 2005 Long-Term Incentive Plan dated December 18, 2008 and effective January 1, 2009.

Exhibit Number	Description

* **10.3	Amendment to Amended and Restated Hancock Holding Company 2005 Long-Term Incentive Plan dated May 24, 2012 and effective January 1, 2012.

* **10.4	Form of 2011 Performance Stock Award Agreement.

* **10.5	Form of 2011 Incentive Stock Option Agreement for Section 16 individuals.

* **10.6	Form of 2011 Restricted Stock Award Agreement for Section 16 individuals.

*10.7	Form of 2012 Restricted Stock Agreement (filed as Exhibit 10.2 to Hancock’s Current Report on Form 8-K filed with the Commission on February 14, 2013 and incorporated herein by reference).

*10.8	Form of Performance Stock Award Agreement for 2012 (filed as Exhibit 10.3 to Hancock’s Current Report on Form 8-K filed with the Commission on February 14, 2013 and incorporated herein by reference).

* **10.9	Restated Hancock Holding Company Nonqualified Deferred Compensation Plan, dated December 18, 2008 and effective January 1, 2008.

* **10.10	Amendment to the Hancock Holding Company Nonqualified Deferred Compensation Plan, dated August 18, 2009.

* **10.11	Amendment to the Hancock Holding Company Nonqualified Deferred Compensation Plan, dated September 10, 2009.

* **10.12	Amendment to the Hancock Holding Company Nonqualified Deferred Compensation Plan, dated September 1, 2011.

10.13	Purchase and Assumption Agreement, dated December 18, 2009, among the Federal Deposit Insurance Corporation, in its capacity as receiver of Peoples First Community Bank, Panama City Florida, Hancock and the Federal Deposit Insurance Corporation acting in its corporate capacity (filed as Exhibit 10.8 to Hancock’s Annual Report on Form 10-K filed with the Commission on February 17, 2010 and incorporated herein by reference).

*10.14	Hancock Holding Company 2010 Employee Stock Purchase Plan, (filed as Exhibit 99.1 to Hancock’s Current Report on Form 8-K filed with the Commission on January 5, 2011 and incorporated herein by reference).

* **10.15	Amendment to Hancock Holding Company 2010 Employee Stock Purchase Plan, dated December 15, 2011 and effective January 1, 2011.

10.16	Term Loan Agreement, dated December 21, 2012, among Hancock, certain lenders from time to time party thereto, Suntrust Bank (as administrative agent) and U.S. Bank National Association (as syndication agent) (filed as Exhibit 10.1 to Hancock’s Current Report on Form 8-K filed with the Commission on December 28, 2012 and incorporated herein by reference).

* **10.17	Form of Change in Control Employment Agreement between Hancock and certain Executive Officers.

*10.18	Retention Agreement, dated March 1, 2011, between Whitney Bank (as successor in interest to Hancock Bank of Louisiana) and Joseph S. Exnicious (filed as Exhibit 10.13 to Hancock’s Annual Report on Form 10-K filed with the Commission on February 28, 2012 and incorporated herein by reference).

*10.19	Retention Agreement, dated March 31, 2011, between Whitney Bank (as successor in interest to Hancock Bank of Louisiana) and Suzanne Thomas (filed as Exhibit 10.13 to Hancock’s Annual Report on Form 10-K filed with the Commission on February 28, 2012 and incorporated herein by reference).

**21.1	Subsidiaries of Hancock Holding Company.

**23.1	Consent of PricewaterhouseCoopers, LLP.

**31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit Number	Description

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

**32.1	Certification of Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

**99.1	Chief Executive Officer Certification—IFR Section 30.15

**99.2	Chief Financial Officer Certification—IFR Section 30.15

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Document

**101.LAB	XBRL Label Link Document

**101.PRE	XBRL Presenation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Compensatory plan or arrangement.
**	Filed with this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK HOLDING COMPANY
Registrant

February 28, 2013	By:	/s/ Carl J. Chaney
Date	Carl J. Chaney
President & Chief Executive Officer Director

February 28, 2013	By:	/s/ John M. Hairston
Date	John M. Hairston
Chief Executive Officer & Chief Operating Officer Director

February 28, 2013	By:	/s/ Michael M. Achary
Date	Michael M. Achary
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Estabrook, Jr James B. Estabrook, Jr.	Chairman of the Board, Director	February 28, 2013

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 28, 2013

/s/ Jerry L. Levens Jerry L. Levens	Director	February 28, 2013

/s/ James H. Horne James H. Horne	Director	February 28, 2013

/s/ John H. Pace John H. Pace	Director	February 28, 2013

/s/ Christine L. Pickering Christine L. Pickering	Director	February 28, 2013

(signatures continued)

/s/ Robert W. Roseberry Robert W. Roseberry	Director	February 28, 2013

/s/ Anthony J. Topazi Anthony J. Topazi	Director	February 28, 2013

/s/ Randall W. Hanna Randall W. Hanna	Director	February 28, 2013

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 28, 2013

/s/ Richard B. Crowell Richard B. Crowell	Director	February 28, 2013

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 28, 2013

/s/ Terence E. Hall Terence E. Hall	Director	February 28, 2013

/s/ R. King Milling R. King Milling	Director	February 28, 2013

/s/ Eric J. Nickelsen Eric J. Nickelsen	Director	February 28, 2013