Form 10-Q
period 2013-03-31
HANCOCK HOLDING CO
filed 2013-05-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

84,884,269 common shares were outstanding as of May 1, 2013.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	unaudited
ASSETS
Cash and due from banks	$301,475	$448,491
Interest-bearing bank deposits	474,444	1,498,985
Federal funds sold	1,233	1,203
Securities available for sale, at fair value (amortized cost of $2,804,411 and $1,986,882)	2,853,539	2,048,442
Securities held to maturity (fair value of $1,848,886 and $1,710,465)	1,808,740	1,668,018
Loans held for sale	34,813	50,605
Loans	11,499,559	11,595,512
Less: allowance for loan losses	(137,777)	(136,171)
unearned income	(16,797)	(17,710)

Loans, net	11,344,985	11,441,631

Property and equipment, net of accumulated depreciation of $158,423 and $160,592	476,353	477,864
Prepaid expenses	54,269	55,359
Other real estate, net	79,018	101,442
Accrued interest receivable	46,390	45,616
Goodwill	625,675	628,877
Other intangible assets, net	181,853	189,409
Life insurance contracts	371,927	367,317
FDIC loss share receivable	152,731	177,844
Deferred tax asset, net	131,185	128,385
Other assets	125,493	134,997

Total assets	$19,064,123	$19,464,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$5,418,463	$5,624,127
Interest-bearing savings, NOW, money market and time	9,834,888	10,120,061

Total deposits	15,253,351	15,744,188

Short-term borrowings	722,537	639,133
Long-term debt	393,920	396,589
Accrued interest payable	6,374	4,814
Other liabilities	210,841	226,483

Total liabilities	16,587,023	17,011,207

Stockholders’ equity
Common stock—$3.33 par value per share; 350,000,000 shares authorized, 84,881,970 and 84,847,796 issued and outstanding, respectively	282,657	282,543
Capital surplus	1,652,109	1,647,638
Retained earnings	573,812	546,022
Accumulated other comprehensive income (loss), net	(31,478)	(22,925)

Total stockholders’ equity	2,477,100	2,453,278

Total liabilities and stockholders’ equity	$19,064,123	$19,464,485

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

.	Three Months Ended March 31,
	2013	2012
Interest income:
Loans, including fees	$163,982	$166,228
Securities—taxable	19,404	23,317
Securities—tax exempt	1,241	1,644
Federal funds sold and other short term investments	645	527

Total interest income	185,272	191,716

Interest expense:
Deposits	6,745	10,263
Short-term borrowings	1,319	1,639
Long-term debt and other interest expense	3,193	3,526

Total interest expense	11,257	15,428

Net interest income	174,015	176,288
Provision for loan losses	9,578	10,015

Net interest income after provision for loan losses	164,437	166,273

Noninterest income:
Service charges on deposit accounts	19,015	16,274
Trust fees	8,692	8,738
Bank card fees	7,483	8,464
Investment and annuity fees	4,577	4,415
ATM fees	3,575	4,334
Secondary mortgage market operations	4,383	4,002
Insurance commissions and fees	3,994	3,477
Other income	8,468	11,790
Securities gains (losses), net	—	12

Total noninterest income	60,187	61,506

Noninterest expense:
Compensation expense	71,351	75,584
Employee benefits	16,576	19,743

Personnel expense	87,927	95,327

Net occupancy expense	12,326	14,642
Equipment expense	5,301	7,090
Data processing expense	11,534	14,191
Professional services expense	7,946	25,102
Amortization of intangibles	7,555	8,304
Telecommunications and postage	4,028	6,158
Deposit insurance and regulatory fees	3,646	3,392
Advertising	2,177	6,690
Other expense	17,162	24,567

Total noninterest expense	159,602	205,463

Income before income taxes	65,022	22,316
Income taxes	16,446	3,821

Net income	$48,576	$18,495

Basic earnings per common share	$0.56	$0.22

Diluted earnings per common share	$0.56	$0.21

Dividends paid per share	$0.24	$0.24

Weighted avg. shares outstanding-basic	84,871	84,741

Weighted avg. shares outstanding-diluted	84,972	85,442

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$48,576	$18,495
Other comprehensive income:
Net change in unrealized gain	(12,438)	8,018
Reclassification adjustment for net losses realized and included in earnings	1,929	1,829
Amortization of unrealized net gain on securities transferred to held-to-maturity	(2,984)	—

Other comprehensive income, before income taxes	(13,493)	9,847
Income tax (benefit) expense	(4,940)	3,522

Other comprehensive income	(8,553)	6,325

Comprehensive income	$40,023	$24,820

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total
Balance, January 1, 2012	84,705,496	$282,069	$1,634,634	$476,970	$(26,510)	$2,367,163

Net income	—	—	—	18,495	—	18,495
Other comprehensive income	—	—	—	—	6,325	6,325

Comprehensive income	—	—	—	18,495	6,325	24,820
Cash dividends declared ($0.24 per common share)	—	—	—	(20,586)	—	(20,586)
Common stock activity, long-term incentive plan, including excess income tax benefit of $15	64,477	215	3,591	—	—	3,806

Balance, March 31, 2012	84,769,973	$282,284	$1,638,225	$474,879	$(20,185)	$2,375,203

Balance, January 1, 2013	84,847,796	$282,543	$1,647,638	$546,022	$(22,925)	$2,453,278

Net income	—	—	—	48,576	—	48,576
Other comprehensive income	—	—	—	—	(8,553)	(8,553)

Comprehensive income	—	—	—	48,576	(8,553)	40,023
Cash dividends declared ($0.24 per common share)	—	—	—	(20,786)	—	(20,786)
Common stock activity, long-term incentive plan, including excess income tax benefit of $102	34,174	114	4,471	—	—	4,585

Balance, March 31, 2013	84,881,970	$282,657	$1,652,109	$573,812	$(31,478)	$2,477,100

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,576	$18,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,961	8,695
Provision for loan losses	9,578	10,015
(Gains) losses on other real estate owned	(10)	1,502
Deferred tax expense (benefit)	5,341	(2,035)
Increase in cash surrender value of life insurance contracts	(4,666)	(6,171)
Loss on disposal of other assets	124	78
Net decrease in loans originated for sale	15,670	29,894
Net amortization of securities premium/discount	10,401	13,603
Amortization of intangible assets	7,555	8,304
Stock-based compensation expense	3,535	2,424
Decrease in interest payable and other liabilities	(7,795)	(21,090)
Funds collected under FDIC loss share agreements	29,875	23,600
Increase in FDIC loss share receivable	(3,490)	(33,285)
Decrease in other assets	9,803	24,524
Other, net	(102)	(15)

Net cash provided by operating activities	132,356	78,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	477
Proceeds from maturities of securities available for sale	193,403	348,222
Purchases of securities available for sale	(1,017,609)	(10,013)
Proceeds from maturities of securities held to maturity	161,558	—
Purchases of securities held to maturity	(308,988)	(253,114)
Net decrease in interest-bearing bank deposits	1,024,541	176,408
Net increase in federal funds sold and short term investments	(30)	(494)
Net decrease in loans	74,269	45,143
Purchases of property, equipment and intangible assets	(11,719)	(3,756)
Proceeds from sales of property and equipment	99	1,799
Proceeds from sales of other real estate	38,242	24,457
Other, net	(2,483)	—

Net cash provided by investing activities	151,283	329,129

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(490,837)	(280,813)
Net increase (decrease) in short-term borrowings	83,404	(194,165)
Repayments of long-term debt	(8,822)	—
Issuance of long term debt	6,153	6,382
Dividends paid	(20,786)	(20,586)
Proceeds from exercise of stock options	233	1,382

Net cash used in financing activities	(430,655)	(487,800)

NET DECREASE IN CASH AND DUE FROM BANKS	(147,016)	(80,133)
CASH AND DUE FROM BANKS, BEGINNING	448,491	437,947

CASH AND DUE FROM BANKS, ENDING	$301,475	$357,814

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$13,322	$21,326
Transfers from available for sale securities to held to maturity securities	—	1,484,957

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Holding Company and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

Use of Estimates

The accounting principles the Company follows and the methods for applying these principles conform with U.S. GAAP and with those generally practiced within the banking industry. These accounting principles require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Critical Accounting Policies and Estimates

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2012.

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

		March 31, 2013
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$157	$—	$157
Municipal obligations	—	55,913	55,913
Corporate debt securities	3,750	—	3,750
Mortgage-backed securities	—	2,594,725	2,594,725
Collateralized mortgage obligations	—	193,623	193,623
Equity securities	5,371	—	5,371

Total available-for-sale securities	9,278	2,844,261	2,853,539

Derivative assets (1)	—	21,254	21,254

Total recurring fair value measurements—assets	$9,278	$2,865,515	$2,874,793

Liabilities
Derivative liabilities (1)	$—	$22,075	$22,075

Total recurring fair value measurements—liabilities	$—	$22,075	$22,075

(1)	For further disaggregation of derivative assets and liabilities, see Note 5—Derivatives

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

		December 31, 2012
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$18,265	$—	$18,265
Municipal obligations	—	50,165	50,165
Corporate debt securities	2,250	—	2,250
Mortgage-backed securities	—	1,774,406	1,774,406
Collateralized mortgage obligations	—	198,077	198,077
Equity securities	5,279	—	5,279

Total available-for-sale securities	25,794	2,022,648	2,048,442

Derivative assets (1)	—	20,093	20,093

Total recurring fair value measurements—assets	$25,794	$2,042,741	$2,068,535

Liabilities
Derivative liabilities (1)	$—	$21,100	$21,100

Total recurring fair value measurements—liabilities	$—	$21,100	$21,100

(1)	For further disaggregation of derivative assets and liabilities, see Note 5—Derivatives

Securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, and certain other debt and equity securities. Level 2 classified securities include residential mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and state and municipal bonds. The level 2 fair value measurements for investment securities are obtained quarterly from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs are observable in the marketplace or can be supported by observable data. The Company invests only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five years. Company policies limit investments to securities having a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating agency. There were no transfers between valuation hierarchy levels during the periods shown.

The fair value of derivative financial instruments, which are predominantly interest rate swaps, is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, such as LIBOR swap curves and Overnight Index Swap rate (“OIS”) curves, observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value the derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations in their entirety in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

The Company also has certain derivative instruments associated with the Banks’ mortgage-banking activities. These derivative instruments include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a best efforts delivery basis. The fair value of these derivative instruments is measured using observable market prices for similar instruments and classified as level 2 measurements.

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Collateral-dependent impaired loans are reported at the fair value of the underlying collateral. Impairment is measured based on the fair value of the collateral, which is typically derived from third-party appraisals that take into consideration prices in observed transactions involving similar locations or based on other market-based information such as recent sales activity for similar assets in the property’s market, in accordance with ASC 310 and are consequently considered level 2 assets. However, in some cases a discounted cash flow valuation technique is used and these assets are considered level 3 using a range of 3.15% to 8% as the discount for expected levels of future cash flows.

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated selling costs. Fair values are determined by sales agreement or third-party appraisal. However, in some cases an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price. The Company may apply discount adjustments to the appraised value for estimated selling costs, information from comparable sales, and marketability of the property. As such, other real estate owned is recorded with subsequent write downs after transfer as level 3, using a sales comparison valuation technique with a discount of 10% to 25% for the difference between comparable sales and/or selling costs.

The following tables present for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis.

		March 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent impaired loans	$—	$42,504	$33,072	$75,576
Other real estate owned	—	—	38,146	38,146

Total nonrecurring fair value measurements	$—	$42,504	$71,218	$113,722

		December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent impaired loans	$—	$72,694	$3,719	$76,413
Other real estate owned	—	—	45,040	45,040

Total nonrecurring fair value measurements	$—	$72,694	$48,759	$121,453

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

Cash, Short-Term Investments and Federal Funds Sold—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities—The fair value measurement for securities available for sale was discussed earlier. The same measurement techniques were applied to the valuation of securities held to maturity.

Loans, Net—The fair value measurement for certain impaired loans was discussed earlier. Cost recovery loans are based on appraisals. For the remaining portfolio, fair values were generally determined by discounting scheduled cash flows by discount rates determined with reference to current market rates at which loans with similar terms would be made to borrowers of similar credit quality.

Accrued Interest Receivable and Accrued Interest Payable—The carrying amounts are a reasonable estimate of fair value.

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

Securities Sold under Agreements to Repurchase and Federal Funds Purchased—For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Debt—The fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained.

Derivative Financial Instruments—The fair value measurement for derivative financial instruments was discussed earlier.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$777,152	$—	$—	$777,152	$777,152
Available for sale securities	9,278	2,844,261	—	2,853,539	2,853,539
Held to maturity securities	—	1,848,886	—	1,848,886	1,808,740
Loans, net	—	42,504	11,325,804	11,368,308	11,344,985
Loans held for sale	—	34,813	—	34,813	34,813
Accrued interest receivable	46,390	—	—	46,390	46,390
Derivative financial instruments	—	21,254	—	21,254	21,254
Financial liabilities:
Deposits	$—	$—	$15,263,799	$15,263,799	$15,253,351
Federal funds purchased	32,814	—	—	32,814	32,814
Securities sold under agreements to repurchase	689,723	—	—	689,723	689,723
Long-term debt	—	406,304	—	406,304	393,920
Accrued interest payable	6,374	—	—	6,374	6,374
Derivative financial instruments	—	22,075	—	22,075	22,075

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Fair Value (continued)

	December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,948,679	$—	$—	$1,948,679	$1,948,679
Available for sale securities	25,794	2,022,648	—	2,048,442	2,048,442
Held to maturity securities	—	1,710,465	—	1,710,465	1,668,018
Loans, net	—	72,694	11,494,409	11,567,103	11,441,631
Loans held for sale	—	50,605	—	50,605	50,605
Accrued interest receivable	45,616	—	—	45,616	45,616
Derivative financial instruments	—	20,093	—	20,093	20,093
Financial liabilities:
Deposits	$—	$—	$15,757,044	$15,757,044	$15,744,188
Federal funds purchased	25,704	—	—	25,704	25,704
Securities sold under agreements to repurchase	613,429	—	—	613,429	613,429
Long-term debt	—	410,791	—	410,791	396,589
Accrued interest payable	4,814	—	—	4,814	4,814
Derivative financial instruments	—	21,100	—	21,100	21,100

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow (in thousands):

Securitites Available for Sale
	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$150	$7	$—	$157	$150	$8	$—	$158
U.S. government agencies	—	—	—	—	18,096	11	—	18,107
Municipal obligations	55,405	554	46	55,913	49,608	571	14	50,165
Mortgage-backed securities	2,547,382	52,999	5,656	2,594,725	1,715,524	58,903	21	1,774,406
CMOs	193,153	525	55	193,623	196,723	1,354	—	198,077
Corporate debt securities	3,750	—	—	3,750	2,250	—	—	2,250
Other equity securities	4,571	801	1	5,371	4,531	752	4	5,279

	$2,804,411	$54,886	$5,758	$2,853,539	$1,986,882	$61,599	$39	$2,048,442

Securitites Held to Maturity
	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$160,534	$14,550	$30	$175,054	$164,493	$16,017	$—	$180,510
Mortgage-backed securities	167,843	2,266	—	170,109	180,397	3,429	—	183,826
CMOs	1,480,363	23,796	436	1,503,723	1,323,128	23,942	941	1,346,129

	$1,808,740	$40,612	$466	$1,848,886	$1,668,018	$43,388	$941	$1,710,465

The following table presents the amortized cost and fair value of debt securities at March 31, 2013 by contractual maturity (in thousands). Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties.

	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$28,214	$28,355
Due after one year through five years	262,761	264,703
Due after five years through ten years	227,797	237,802
Due after ten years	2,281,068	2,317,308

Total available for sale debt securities	$2,799,840	$2,848,168

	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$10,037	$10,158
Due after one year through five years	569,515	578,368
Due after five years through ten years	231,529	241,522
Due after ten years	997,659	1,018,838

Total held to maturity securities	$1,808,740	$1,848,886

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Securities (continued)

The Company held no securities classified as trading at March 31, 2013 or December 31, 2012.

The details for securities classified as available for sale with unrealized losses as of March 31, 2013 follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal obligations	$5,749	$40	$540	$6	$6,289	$46
Mortgage-backed securities	992,038	5,647	802	9	992,840	5,656
CMOs	48,409	55	—	—	48,409	55
Equity securities	—	—	2	1	2	1

	$1,046,196	$5,742	$1,344	$16	$1,047,540	$5,758

The details for securities classified as available for sale with unrealized losses as of December 31, 2012 follows (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal obligations	$5,278	$14	$—	$—	$5,278	$14
Mortgage-backed securities	57,752	14	1,097	7	58,849	21
Equity securities	268	2	2	2	270	4

	$63,298	$30	$1,099	$9	$64,397	$39

The details for securities classified as held to maturity with unrealized losses as of March 31, 2013 follows (in thousands):

Held to maturity
	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municpal obligations	$1,667	$30	$—	$—	$1,667	$30
Mortgage-backed securities	2,535	—	—	—	2,535	—
CMOs	—	6	41,997	430	41,997	436

	$4,202	$36	$41,997	$430	$46,199	$466

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Securities (continued)

The details for securities classified as held to maturity with unrealized losses as of December 31, 2012 follows (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
CMOs	$87,852	$259	$54,445	$682	$142,297	$941

	$87,852	$259	$54,445	$682	$142,297	$941

Substantially all of the unrealized losses relate to changes in market rates on fixed-rate debt securities since the respective purchase dates. In all cases, the indicated impairment would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the obligor’s ability to meet contractual obligations. The Company has adequate liquidity and, therefore, does not plan to and, more likely than not, will not be required to sell these securities before full recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Securities with carrying values totaling approximately $2.6 billion at both March 31, 2013 and at December 31, 2012 were pledged primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses

Loans, net of unearned income, consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Originated loans:
Commerical non-real estate	$2,900,855	$2,713,385
Construction and land development	697,989	665,673
Commercial real estate	1,562,383	1,548,402
Residential mortgages	886,232	827,985
Consumer	1,331,477	1,351,776

Total originated loans	$7,378,936	$7,107,221

Acquired loans:
Commerical non-real estate	$1,500,137	$1,690,643
Construction and land development	269,727	295,151
Commercial real estate	1,226,854	1,279,546
Residential mortgages	449,500	486,444
Consumer	180,632	202,974

Total acquired loans	$3,626,850	$3,954,758

Covered loans:
Commerical non-real estate	$24,294	$29,260
Construction and land development	25,104	28,482
Commercial real estate	84,166	95,146
Residential mortgages	251,787	263,515
Consumer	91,625	99,420

Total covered loans	$476,976	$515,823

Total loans:
Commerical non-real estate	$4,425,286	$4,433,288
Construction and land development	992,820	989,306
Commercial real estate	2,873,403	2,923,094
Residential mortgages	1,587,519	1,577,944
Consumer	1,603,734	1,654,170

Total loans	$11,482,762	$11,577,802

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following briefly describes the distinction between originated, acquired and covered loans and certain significant accounting policies relevant to each category.

Originated loans

Loans originated for investment are reported at the principal balance outstanding net of unearned income. Interest on loans and accretion of unearned income are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recorded as income as earned. The accrual of interest on an originated loan is discontinued when it is probable that the borrower will not be able to meet payment obligations as they become due. The Company maintains an allowance for loan losses on originated loans that represents management’s estimate of probable losses inherent in this portfolio category. The methodology for estimating the allowance is described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. As actual losses are incurred, they are charged against the allowance. Subsequent recoveries are added back to the allowance when collected.

Acquired loans

Acquired loans are those purchased in the Whitney Holding Corporation acquisition on June 4, 2011. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The factors considered in segregating the acquired portfolio are detailed in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

The difference between the fair value of an acquired performing loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool. Management estimates an allowance for loan losses for acquired performing loans using a methodology similar to that used for originated loans. The allowance determined for each loan pool is compared to the remaining fair value discount for that pool. If the allowance is greater, the excess is added to the reported allowance through a provision for loan losses. If the allowance is less, no additional allowance or provision is recognized. Actual losses first reduce any remaining fair value discount for the loan pool. Once the discount is fully depleted, losses are applied against the allowance established for that pool. Acquired performing loans are placed on nonaccrual status and considered and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The excess of cash flows expected to be collected from an acquired impaired loan pool over the pool’s estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the pool. Each pool of acquired impaired loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Acquired impaired loans in pools with an accretable yield and expected cash flows that are reasonably estimable are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting. Management recasts the estimate of cash flows expected to be collected on each acquired impaired loan pool at each reporting date. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Acquired impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment.

Covered loans and the related loss share receivable

The loans purchased in the 2009 acquisition of Peoples First Community Bank (Peoples First) are covered by two loss share agreements between the FDIC and the Company that afford the Company significant loss protection. These covered loans are accounted for as acquired impaired loans as described above. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferable should the loans be sold. The fair value of the loss share receivable at acquisition was estimated by discounting projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the agreements. The discounted amount is accreted into non-interest income over the remaining life of the covered loan pool or the life of the loss share agreement.

The loss share receivable is reviewed and updated prospectively as loss estimates related to the covered loans change. Increases in expected reimbursements from a covered loan pool will lead to an increase in the loss share receivable. A decrease in expected reimbursements is reflected first as a reversal of any previously recorded increase in the loss share receivable on the covered loan pool with the remainder reflected as a reduction in the loss share receivable’s accretion rate. Increases and decreases in the loss share receivable can result in reductions in or additions to the provision for loan losses, which serve to offset the impact on the provision from impairment recognized on the underlying covered loan pool and reversals of previously recognized impairment. The impact on operations of a reduction in the loss share receivable’s accretion rate is associated with an increase in the accretable yield on the underlying loan pool.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the loss share receivable for the three months ended March 31, 2013 and 2012 (in thousands):

	March 31, 2013	March 31, 2012
Balance, January 1	$177,844	$231,085
Discount accretion	—	3,000
Charge-offs, write-downs and other losses	1,272	30,285
External expenses qualifying under loss share agreement	3,490	2,887
Payments received from the FDIC	(29,875)	(23,600)

Ending balance	$152,731	$243,656

In the following discussion and tables, commercial loans include the commercial non-real estate, construction and land development and commercial real estate loans categories shown in the previous table.

The following schedule shows activity in the allowance for loan losses, by portfolio segment for the three months ended March 31, 2013 and March 31, 2012 as well as the corresponding recorded investment in loans at the end of each period.

Originated loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	Three Months Ended March 31, 2013
Allowance for loan losses:
Beginning balance	$59,149	$6,406	$13,219	$78,774
Charge-offs	(7,027)	(135)	(4,075)	(11,237)
Recoveries	2,723	487	1,394	4,604
Net provision for loan losses	2,754	(1,502)	2,103	3,355

Ending balance	$57,599	$5,256	$12,641	$75,496

Ending balance:
Individually evaluated for impairment	$2,174	$—	$—	$2,174
Collectively evaluated for impairment	$55,425	$5,256	$12,641	$73,322
Loans:
Ending balance:	$5,161,227	$886,232	$1,331,477	$7,378,936
Individually evaluated for impairment	$56,702	$1,664	$—	$58,366
Collectively evaluated for impairment	$5,104,525	$884,568	$1,331,477	$7,320,570

Acquired loans:	Commercial	Residential mortgages	Consumer	Total
Allowance for loan losses:
Beginning balance	$788	$—	$—	$788
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Net provision for loan losses	(639)	267	—	(372)

Ending balance	$149	$267	$—	$416

Ending balance:
Individually evaluated for impairment	$149	$267	$—	$416
Collectively evaluated for impairment	$—	$—	$—	$—
Loans:
Ending balance:	$2,996,718	$449,500	$180,632	$3,626,850
Individually evaluated for impairment	$11,354	$4,228	$—	$15,582
Collectively evaluated for impairment	$2,985,364	$445,272	$180,632	$3,611,268

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Covered loans:	Commercial	Residential mortgages	Consumer	Total
Allowance for loan losses:
Beginning balance	$18,032	$32,674	$5,903	$56,609
Charge-offs	(3,569)	(24)	(539)	(4,132)
Recoveries	523	24	363	910
Net provision for loan losses (a)	3,544	1,861	1,190	6,595
Increase in FDIC loss share receivable (a)	431	1,246	206	1,883

Ending balance	$18,961	$35,781	$7,123	$61,865

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	$18,961	$35,781	$7,123	$61,865
Loans:
Ending balance:	$133,564	$251,787	$91,625	$476,976
Individually evaluated for impairment	$3,828	$393	$—	$4,221
Collectively evaluated for impairment	$129,736	$251,394	$91,625	$472,755

		Residential
Total loans:	Commercial	mortgages	Consumer	Total
Allowance for loan losses:
Beginning balance	$77,969	$39,080	$19,122	$136,171
Charge-offs	(10,596)	(159)	(4,614)	(15,369)
Recoveries	3,246	511	1,757	5,514
Net provision for loan losses (a)	5,659	626	3,293	9,578
Increase in FDIC loss share receivable (a)	431	1,246	206	1,883

Ending balance	$76,709	$41,304	$19,764	$137,777
Ending balance:
Individually evaluated for impairment	$2,323	$267	$—	$2,590
Collectively evaluated for impairment	$74,386	$41,037	$19,764	$135,187
Loans:
Ending balance:	$8,291,509	$1,587,519	$1,603,734	$11,482,762
Individually evaluated for impairment	$71,884	$6,285	$—	$78,169
Collectively evaluated for impairment	$8,219,625	$1,581,234	$1,603,734	$11,404,593

(a)	The $6.6 million provision expense for impairment on certain pools of covered loans is reported net of the benefit attributable to the FDIC loss share agreement as reflected by the related increase in the loss share receivable.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Originated loans:	Commercial	Residential mortgages	Consumer	Total
(In thousands)	Three Months Ended March 31, 2012
Allowance for loan losses:
Beginning balance	$60,211	$4,894	$18,141	$83,246
Charge-offs	(5,757)	(791)	(3,118)	(9,666)
Recoveries	1,479	70	1,063	2,612
Net provision for loan losses	9,559	2,986	(4,242)	8,303

Ending balance	$65,492	$7,159	$11,844	$84,495

Ending balance:
Individually evaluated for impairment	$10,634	$565	$—	$11,199
Collectively evaluated for impairment	$54,858	$6,594	$11,844	$73,296
Loans:
Ending balance:	$3,702,528	$564,218	$1,184,261	$5,451,007
Individually evaluated for impairment	$48,338	$8,084	$—	$56,422
Collectively evaluated for impairment	$3,654,190	$556,134	$1,184,261	$5,394,585

		Residential
Covered loans:	Commercial	mortgages	Consumer	Total
Allowance for loan losses:
Beginning balance	$18,203	$9,024	$14,408	$41,635
Charge-offs	(16,429)	—	—	(16,429)
Recoveries	—	—	—	—
Net provision for loan losses (a)	914	653	145	1,712
Increase in FDIC loss share receivable (a)	15,758	12,397	2,769	30,924

Ending balance	$18,446	$22,074	$17,322	$57,842

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	$18,446	$22,074	$17,322	$57,842
Loans:
Ending balance:	$224,523	$275,856	$133,405	$633,784
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	$224,523	$275,856	$133,405	$633,784

		Residential
Total loans:	Commercial	mortgages	Consumer	Total
Allowance for loan losses:
Beginning balance	$78,414	$13,918	$32,549	$124,881
Charge-offs	(22,186)	(791)	(3,118)	(26,095)
Recoveries	1,479	70	1,063	2,612
Net provision for loan losses (a)	10,473	3,639	(4,097)	10,015
Increase in FDIC loss share receivable (a)	15,758	12,397	2,769	30,924

Ending balance	$83,938	$29,233	$29,166	$142,337

Ending balance:
Individually evaluated for impairment	$10,634	$565	$—	$11,199
Collectively evaluated for impairment	$73,304	$28,668	$29,166	$131,138
Loans:
Ending balance:	$7,992,375	$1,511,349	$1,626,549	$11,130,273
Individually evaluated for impairment	$48,338	$8,084	$—	$56,422
Collectively evaluated for impairment	$7,944,037	$1,503,265	$1,626,549	$11,073,851
Ending balance:
Acquired loans (b)	$4,065,324	$671,275	$308,883	$5,045,482

(a)	The $1.7 million provision expense for impairment on certain pools of covered loans is reported net of the benefit attributable to the FDIC loss share agreement as reflected by the related increase in the loss share receivable.
(b)	In accordance with purchase accounting rules, the Whitney loans were recorded at their fair value at the time of the acquisition, and the prior allowance for loan losses was eliminated. No allowance has been established on these acquired loans since the acquisition date through March 31, 2012. These loans are included in the ending balance of loans collectively evaluated for impairment.

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

	March 31,	December 31,
	2013	2012
	(In thousands)
Originated loans:
Commercial	$84,049	$91,908
Residential mortgages	9,522	7,705
Consumer	4,476	3,815

Total originated loans	$98,047	$103,428

Acquired loans:
Commercial	$20,603	$16,902
Residential mortgages	11,303	10,551
Consumer	2,176	2,634

Total acquired loans	$34,082	$30,087

Covered loans:
Commercial	$3,828	$3,707
Residential mortgages	393	393
Consumer	—	—

Total covered loans	$4,221	$4,100

Total loans:
Commercial	$108,480	$112,517
Residential mortgages	21,218	18,649
Consumer	6,652	6,449

Total loans	$136,350	$137,615

The amount of interest that would have been recorded on nonaccrual loans and taken into income for the three months ended March 31, 2013 was approximately $1.9 million. Interest actually received on nonaccrual loans during the three months ended March 31, 2013 was $0.6 million.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Included in nonaccrual loans at March 31, 2013 is $19.8 million in restructured commercial loans. Total troubled debt restructurings (TDRs) as of March 31, 2013 were $34.4 million and $32.2 million at December 31, 2012. Acquired and covered impaired loans modified post-acquisition are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

The table below details TDRs that occurred during the three months ended March 31, 2013 and March 31, 2012 by portfolio segment (dollar amounts in thousands). During these periods, no loan modified as a TDR defaulted within twelve months of its modification date. All troubled debt restructurings are rated substandard and are considered impaired in calculating the allowance for loan losses.

	Three Months Ended
	March 31, 2013			March 31, 2012
Troubled Debt Restructurings:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Originated loans:
Commercial	2	$602	$594	1	$790	$790
Residential mortgages	—	—	—	1	672	669
Consumer	—	—	—	—	—	—

Total originated loans	2	$602	$594	2	$1,462	$1,459

Aquired loans:
Commercial	1	$512	$511	—	$—	$—
Residential mortgages	1	514	514	—	—	—
Consumer	—	—	—	—	—	—

Total acquired loans	2	$1,026	$1,025	—	$—	$—

Covered loans:
Commercial	—	$—	$—	—	$—	$—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total covered loans	—	$—	$—	—	$—	$—

Total loans:
Commercial	3	$1,114	$1,105	1	$790	$790
Residential mortgages	1	514	514	1	672	669
Consumer	—	—	—	—	—	—

Total loans	4	$1,628	$1,619	2	$1,462	$1,459

*	Amounts for the three months ended March 31, 2012 were restated to reflect TDRs that occurred during the period rather than the period end balance that was reported in the March 31, 2012 10Q.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The Banks’ loans that are risk rated Substandard and Doubtful are reviewed for impairment. However, for ASC 310-10 analysis used in the ALLL methodology, only loans greater than $1 million are included in the impairment review. This information is the source for the following impaired table. For the credit quality indicator tables presented later in this note, all loans are included. The tables below present impaired loans disaggregated by class at March 31, 2013 and December 31, 2012:

March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial	$15,082	$17,774	$—	$24,894	$80
Residential mortgages	1,664	1,693	—	2,193	—
Consumer	—	—	—	—	—

	16,746	19,467	—	27,087	80
With an allowance recorded:
Commercial	41,620	43,502	2,174	38,735	140
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	41,620	43,502	2,174	38,735	140
Total:
Commercial	56,702	61,276	2,174	63,629	220
Residential mortgages	1,664	1,693	—	2,193	—
Consumer	—	—	—	—	—

Total originated loans	$58,366	$62,969	$2,174	$65,822	$220

Acquired loans:
With no related allowance recorded:
Commercial	2,223	4,378	—	1,112	—
Residential mortgages	514	514	—	257	—
Consumer	—	—	—	—	—

	2,737	4,892	—	1,369	—
With an allowance recorded:
Commercial	9,131	9,197	149	7,667	—
Residential mortgages	3,714	4,541	267	1,857	—
Consumer	—	—	—	—	—

	12,845	13,738	416	9,524	—
Total:
Commercial	11,354	13,575	149	8,779	—
Residential mortgages	4,228	5,055	267	2,114	—
Consumer	—	—	—	—	—

Total acquired loans	$15,582	$18,630	$416	$10,893	$—

Covered loans:
With no related allowance recorded:
Commercial	3,828	10,049	—	3,767	—
Residential mortgages	393	787	—	393	—
Consumer	—	—	—	—	—

	4,221	10,836	—	4,160	—
With an allowance recorded:
Commercial	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
Total:
Commercial	3,828	10,049	—	3,767	—
Residential mortgages	393	787	—	393	—
Consumer	—	—	—	—	—

Total covered loans	$4,221	$10,836	$—	$4,160	$—

Total loans:
With no related allowance recorded:
Commercial	21,133	32,201	—	29,773	80
Residential mortgages	2,571	2,994	—	2,843	—
Consumer	—	—	—	—	—

	23,704	35,195	—	32,616	80
With an allowance recorded:
Commercial	50,751	52,699	2,323	46,402	140
Residential mortgages	3,714	4,541	267	1,857	—
Consumer	—	—	—	—	—

	54,465	57,240	2,590	48,259	140
Total:
Commercial	71,884	84,900	2,323	76,175	220
Residential mortgages	6,285	7,535	267	4,700	—
Consumer	—	—	—	—	—

Total loans	$78,169	$92,435	$2,590	$80,875	$220

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Covered loans and loans acquired with existing credit impairment with an accretable yield are considered to be current in the following delinquency table. Certain covered loans accounted for using the cost recovery method are disclosed according to their contractual payment status below. The following table presents the age analysis of past due loans at March 31, 2013 and December 31, 2012:

March 31, 2013	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Originated loans:
Commercial	$20,750	$7,017	$43,808	$71,575	$5,089,652	$5,161,227	$4,854
Residential mortgages	10,991	1,234	3,666	15,891	870,341	886,232	—
Consumer	3,284	1,486	3,654	8,424	1,323,053	1,331,477	1,259

Total	$35,025	$9,737	$51,128	$95,890	$7,283,046	$7,378,936	$6,113

Acquired loans:
Commercial	$7,006	$4,082	$6,174	$17,262	$2,979,456	$2,996,718	$1,649
Residential mortgages	6,216	1,161	6,956	14,333	435,167	449,500	314
Consumer	519	371	1,569	2,459	178,173	180,632	—

Total	$13,741	$5,614	$14,699	$34,054	$3,592,796	$3,626,850	$1,963

Covered loans:
Commercial	$—	$—	$3,828	$3,828	$129,736	$133,564	$—
Residential mortgages	—	—	393	393	251,394	251,787	—
Consumer	—	—	—	—	91,625	91,625	—

Total	$—	$—	$4,221	$4,221	$472,755	$476,976	$—

Total loans:
Commercial	$27,756	$11,099	$53,810	$92,665	$8,198,844	$8,291,509	$6,503
Residential mortgages	17,207	2,395	11,015	30,617	1,556,902	1,587,519	314
Consumer	3,803	1,857	5,223	10,883	1,592,851	1,603,734	1,259

Total	$48,766	$15,351	$70,048	$134,165	$11,348,597	$11,482,762	$8,076

December 31, 2012	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Originated loans:
Commercial	$24,398	$16,508	$46,355	$87,261	$4,840,199	$4,927,460	$5,262
Residential mortgages	11,500	3,303	4,100	18,903	809,082	827,985	—
Consumer	10,348	2,150	4,231	16,729	1,335,047	1,351,776	2,474

Total	$46,246	$21,961	$54,686	$122,893	$6,984,328	$7,107,221	$7,736

Acquired loans:
Commercial	$28,791	$4,666	$15,774	$49,231	$3,216,109	$3,265,340	$4,354
Residential mortgages	9,641	1,290	8,996	19,927	466,517	486,444	1,106
Consumer	1,282	430	2,170	3,882	199,092	202,974	47

Total	$39,714	$6,386	$26,940	$73,040	$3,881,718	$3,954,758	$5,507

Covered loans:
Commercial	$—	$—	$3,707	$3,707	$149,181	$152,888	$—
Residential mortgages	—	—	393	393	263,122	263,515	—
Consumer	—	—	—	—	99,420	99,420	—

Total	$—	$—	$4,100	$4,100	$511,723	$515,823	$—

Total loans:
Commercial	$53,189	$21,174	$65,836	$140,199	$8,205,489	$8,345,688	$9,616
Residential mortgages	21,141	4,593	13,489	39,223	1,538,721	1,577,944	1,106
Consumer	11,630	2,580	6,401	20,611	1,633,559	1,654,170	2,521

Total	$85,960	$28,347	$85,726	$200,033	$11,377,769	$11,577,802	$13,243

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

The following table presents the credit quality indicators of the Company’s various classes of loans at March 31, 2013 and December 31, 2012.

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	March 31, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$4,754,597	$2,756,779	$10,108	$7,521,484	$4,521,932	$3,011,320	$21,881	$7,555,133
Pass-Watch	95,595	68,070	21,277	184,942	82,605	71,405	21,117	175,127
Special Mention	80,776	38,730	6,218	125,724	83,985	39,631	7,433	131,049
Substandard	230,100	132,958	45,178	408,236	238,486	142,618	49,041	430,145
Doubtful	159	181	50,783	51,123	452	366	53,416	54,234
Loss	—	—	—	—	—	—	—	—

Total	$5,161,227	$2,996,718	$133,564	$8,291,509	$4,927,460	$3,265,340	$152,888	$8,345,688

Residential Mortgage Credit Exposure Credit Risk Profile by Internally Assigned Grade
	March 31, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$860,956	$410,478	$126,677	$1,398,111	$804,007	$444,571	$124,605	$1,373,183
Pass-Watch	3,719	3,913	14,453	22,085	3,794	5,096	15,420	24,310
Special Mention	693	1,953	3,034	5,680	701	5,251	3,195	9,147
Substandard	20,864	33,115	86,894	140,873	19,483	31,478	95,137	146,098
Doubtful	—	41	20,729	20,770	—	48	25,158	25,206
Loss	—	—	—	—	—	—	—	—

Total	$886,232	$449,500	$251,787	$1,587,519	$827,985	$486,444	$263,515	$1,577,944

Consumer Credit Exposure Credit Risk Profile Based on Payment Activity
	March 31, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Performing	$1,325,742	$178,456	$91,625	$1,595,823	$1,345,487	$200,292	$99,420	$1,645,199
Nonperforming	5,735	2,176	—	7,911	6,289	2,682	—	8,971

Total	$1,331,477	$180,632	$91,625	$1,603,734	$1,351,776	$202,974	$99,420	$1,654,170

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

•	Substandard - These credits constitute an unacceptable risk to the bank. They have recognized credit weaknesses that jeopardize the repayment of the debt. Repayment sources are marginal or unclear.

•	Doubtful - A Doubtful credit has all of the weaknesses inherent in one classified “Substandard” with the added characteristic that weaknesses make collection in full highly questionable or improbable.

•	Loss - Credits classified as Loss are considered uncollectable and are charged off promptly once so classified.

Consumer:

•	Performing – Loans on which payments of principal and interest are less than 90 days past due.

•	Non-performing – Loans on which payments of principal and interest are more than 90 days past due. All loans rated on non-accrual status are also reported as non-performing.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Loans and Allowance for Loan Losses (continued)

Changes in the carrying amount of acquired impaired loans and accretable yield are presented in the following table for the three months ended March 31, 2013 and the year ended December 31, 2012:

	March 31, 2013				December 31, 2012
	Covered		Non-covered		Covered		Non-covered
	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
(In thousands)
Balance at beginning of period	$515,823	$115,594	$141,201	$203,186	$671,443	$153,137	$339,452	$130,691
Additions	—	—	—	—	—	—	—	—
Payments received, net	(48,448)	(72)	(17,795)	(13,572)	(200,719)	—	(250,338)	—
Accretion	9,601	(9,601)	8,675	(8,675)	45,099	(45,099)	52,087	(52,087)
Increase (decrease) in expected cash flows based on actual cash flow and changes in cash flow assumptions	—	4,896	—	7,723	—	(19,326)	—	23,688
Net transfers from (to) nonaccretable difference to accretable yield	—	10,952	—	(10,098)	—	26,882	—	100,894

Balance at end of period	$476,976	$121,769	$132,081	$178,564	$515,823	$115,594	$141,201	$203,186

5. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to our variable rate borrowing. The Banks have also entered into interest rate derivative agreements as a service to certain qualifying customers. The Banks manage a matched book with respect to these customer derivatives in order to minimize the net risk exposure resulting from such agreements. The Banks also enter into risk participation agreements under which they may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values (in thousands) of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in thousands)	Type of Hedge	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$140,000	$140,000	$—	$—	$126	$298

		$140,000	$140,000	$—	$—	$126	$298

Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$593,703	$547,477	$20,390	$19,448	$21,093	$20,157
Forward commitments to sell residential mortgage loans	N/A	106,105	115,256	346	190	633	590
Interest rate-lock commitments on residential mortgage loans	N/A	70,898	58,135	505	455	218	55
Risk participation agreements	N/A	21,165	—	13	—	5	—

		$791,871	$720,868	$21,254	$20,093	$21,949	$20,802

(1)	Except for $96 at March 31, 2013 and $218 at December 31, 2012 in loans held for sale, assets are recorded in other assets. Liabilities are recorded in other liabilities.

Cash Flow Hedges of Interest Rate Risk

At both March 31, 2013 and December 31, 2012, the Company was party to an interest rate swap agreement with a notional amount of $140 million that was designated as a cash flow hedge of the Company’s forecasted variable cash flows under a variable-rate term borrowing agreement. The swap agreement expires in June 2013. Under the swap agreement, the Company receives interest on the notional amount at a variable rate and pays interest at a fixed rate.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on AOCI was insignificant during 2012, and the impact of reclassifications on earnings during 2013 has been and is expected to continue to be insignificant. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three months ended March 31, 2013. Amounts reported in AOCI related to these derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $0.1 million will be reclassified as a decrease to interest expense.

Derivatives Not Designated as Hedges

Customer interest rate derivatives

The Banks enter into interest rate derivative agreements, primarily rate swaps, with commercial banking customers to facilitate their risk management strategies. The Banks simultaneously enter into offsetting agreements with unrelated financial institutions, thereby mitigating its net risk exposure resulting from such transactions. Because the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

Risk participation agreements

The Banks also enter into risk participation agreements under which they may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances where the Banks have assumed credit risk, they are not a direct counterparty to the derivative contract with the borrower and have entered into the risk participation agreement because they are also a party to the related loan agreement with the borrower. In those instances in which the Banks have sold credit risk, they are the sole counterparty to the derivative contract with the borrower and have entered into the risk participation agreement because they sold a portion of the related loan. The Banks manage their credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on their normal credit review process.

Mortgage banking derivatives

The Banks also enter into certain derivative agreements as part of their mortgage banking activities. These agreements include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a best efforts delivery basis.

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the three months ended March 31, 2013 and 2012.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

Credit-risk-related Contingent Features

Certain of the Banks’ derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Banks’ credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of a Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of March 31, 2013, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $18.6 million, for which the Banks had posted collateral of $15.0 million.

Offsetting Assets and Liabilities

Offsetting information in regards to derivative assets and liabilities subject to master netting agreements at March 31, 2013 and December 31, 2012 is presented in the following tables:

As of March 31, 2013 (in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$20,390	$—	$20,390	$—	$—	$20,390

Total	$20,390	$—	$20,390	$—	$—	$20,390

Derivative Liabilities	$21,219	$—	$21,219	$—	$15,032	$6,187

Total	$21,219	$—	$21,219	$—	$15,032	$6,187

As of December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$19,448	$—	$19,448	$—	$—	$19,448

Total	$19,448	$—	$19,448	$—	$—	$19,448

Derivative Liabilities	$20,455	$—	$20,455	$—	$16,839	$3,616

Total	$20,455	$—	$20,455	$—	$16,839	$3,616

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

6. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (AFS), gains and losses associated with pension or other post retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. The net unrealized gain on AFS securities reclassified as securities held to maturity during 2012 also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the security as an adjustment to interest income. The components of AOCI are reported net of related tax effects.

The components of AOCI and changes in those components are presented in the following table (in thousands).

	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, January 1, 2012	$60,478	$—	$(86,923)	$(65)	$(26,510)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	8,409	—	—	(391)	8,018
Transfer of net unrealized gain from AFS to HTM, net of cummulative tax effect	(24,598)	24,598	—	—	—
Reclassification adjustment for net (gains) losses realized and included in earnings	(12)	—	1,753	88	1,829
Income tax expense (benefit)	2,983	—	657	(118)	3,522

Balance, March 31, 2012	$41,294	$24,598	$(85,827)	$(250)	$(20,185)

Balance, January 1, 2013	$38,854	$19,090	$(80,688)	$(181)	$(22,925)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(12,434)	—	—	(4)	(12,438)
Reclassification adjustment for net losses realized and included in earnings	—	—	1,754	175	1,929
Amortization of unrealized net gain on securities transferred to held-to-maturity	—	(2,984)	—	—	(2,984)
Income tax expense (benefit)	(4,586)	(1,078)	657	67	(4,940)

Balance, March 31, 2013	$31,006	$17,184	$(79,591)	$(77)	$(31,478)

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

Following is a summary of the information used in the computation of earnings per common share using the two-class method (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income to common shareholders	$48,576	$18,495
Net income allocated to participating securities—basic and diluted	902	221

Net income allocated to common shareholders—basic and diluted	$47,674	$18,274

Denominator:
Weighted-average common shares—basic	84,871	84,741
Dilutive potential common shares	101	701

Weighted average common shares—diluted	84,972	85,442

Earnings per common share:
Basic	$0.56	$0.22
Diluted	$0.56	$0.21

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 1,107,790 for the three months ended March 31, 2013 and 973,331 for the three months ended March 31, 2012.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

8. Share-Based Payment Arrangements

Stock Option Plans

Hancock maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 13 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

A summary of option activity for the three months ended March 31, 2013 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	1,555,296	$38.57
Exercised	(5,774)	22.74
Forfeited or expired	(16,084)	35.49

Outstanding at March 31, 2013	1,533,438	$38.67	5.0	$615

Exercisable at March 31, 2013	1,047,850	$41.81	3.6	$292

The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $0.1 million and $0.4 million, respectively.

A summary of the status of the Company’s nonvested restricted and performance shares as of March 31, 2013 and changes during the three months ended March 31, 2013, is presented below. These restricted and performance shares are subject to service requirements.

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2013	1,684,360	$31.30
Granted	80,540	32.54
Vested	(14,698)	40.90
Forfeited	(26,740)	31.00

Nonvested at March 31, 2013	1,723,462	$31.28

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

8. Share-Based Payment Arrangements (continued)

As of March 31, 2013, there was $36.4 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest. This compensation is expected to be recognized in expense over a weighted-average period of 3.5 years. The total fair value of shares which vested during the three months ended March 31, 2013 and 2012 was $0.5 million and $0.7 million, respectively.

During the three months ended March 31, 2013, the Company granted 67,533 performance shares with an average fair value of $32.84 per share to key members of executive and senior management. The number of 2013 performance shares that ultimately vest at the end of the three-year required service period will be based on the relative rank of Hancock’s three-year total shareholder return (TSR) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of the performance awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

9. Retirement Plans

Effective January 1, 2013, the Company adopted one qualified defined benefit pension plan covering all eligible employees. Eligible employees are those who have completed one year of service, worked a minimum of 1,000 hours and have reached age 21. The consolidated plan replaced the separate qualified plans covering legacy Hancock employees (Hancock Plan) and legacy Whitney employees (Whitney Plan). The new qualified plan terms are substantially the same for legacy Hancock employees as those in effect at December 31, 2012 under the Hancock Plan. Retirement benefits for eligible legacy Whitney employees under the new plan will be based on the employee’s accrued benefit under the Whitney Plan as of December 31, 2012 and any benefit accrued under the new plan based on years of service and compensation beginning in 2013. The Whitney Plan had been closed to new participants since 2008, and benefit accruals had been frozen for all participants other than those meeting certain vesting, age and years of service criteria as of December 31, 2008. Accrued benefits under the nonqualified plan covering certain legacy Whitney employees were frozen as of December 31, 2012 and no future benefits will be accrued under this plan.

The Company also sponsors defined benefit postretirement plans for both legacy Hancock and legacy Whitney employees that provide health care and life insurance benefits. Benefits under the Hancock plan are not available to employees hired on or after January 1, 2000. Benefits under the Whitney plan are restricted to retirees who were already receiving benefits at the time of plan amendments in 2007 or active participants who were eligible to receive benefits as of December 31, 2007.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

9. Retirement Plans (continued)

The following table shows the components of net periodic benefits cost included in expense for the plans.

	Three Months Ended March 31,
	2013	2012	2013	2012
			Other Post-
	Pension benefits		retirement Benefits
Service cost	$3,929	$3,247	$55	$48
Interest cost	3,944	4,302	330	361
Expected return on plan assets	(6,263)	(6,297)	—	—
Amortization of prior service cost	—	—	—	(14)
Amortization of net loss	1,745	1,645	38	177
Amortization of transition obligation	—	—	—	1

Net periodic benefit cost	$3,355	$2,897	$423	$573

Effective January 1, 2013, the Company also combined the Hancock and Whitney defined contribution retirement benefit plans (401(k) plans). Under the combined plan, the Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Under the prior Hancock 401(k) plan, the Company matched 50% of a participant’s savings up to 6% of compensation, while under the prior Whitney 401(k) plan, the Company matched 100% of a participant’s savings up to 4% of compensation. The Company could also make a discretionary profit sharing contribution under the Whitney plan on behalf of participants who were either ineligible to participate in the Whitney qualified defined-benefit pension plan or subject to the freeze in benefit accruals under that plan. With the adoption of the new qualified pension plan discussed above and the combined
401(k) plan, the discretionary profit-sharing contribution is no longer available for plan years beginning in 2013.

10. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Income from bank owned life insurance	$3,299	$2,891
Credit related fees	1,441	1,989
Income from derivatives	631	908
Safety deposit box income	551	534
Gain on sale of assets	314	81
Other miscellaneous	2,232	5,387

Total other noninterest income	$8,468	$11,790

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

11. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Insurance expense	$1,066	$1,597
Ad valorem and franchise taxes	2,202	2,207
Printing and supplies	1,309	2,471
Public relations and contributions	1,722	2,179
Travel expense	1,113	1,584
Other real estate owned expense, net	708	2,433
Tax credit investment amortization	1,426	1,513
Other miscellaneous	7,616	10,583

Total other noninterest expense	$17,162	$24,567

Other noninterest expense for the first quarter of 2012 includes $5.9 million of costs associated with the integration of Whitney’s operations into Hancock.

12. Segment Reporting

The Company’s reportable operating segments consist of the Hancock segment, which coincides generally with the Company’s Hancock Bank subsidiary, and the Whitney segment, which coincides generally with its Whitney Bank subsidiary. Each of the bank segments offers commercial, consumer and mortgage loans and deposit services as well as certain other services, such as trust and treasury management services. Although the bank segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. On March 15, 2012, Whitney Bank transferred the assets and liabilities of its operations in Florida, Alabama and Mississippi to Hancock Bank and retained its operations in Louisiana and Texas. In addition, the “Other” column includes activities of other consolidated subsidiaries which do not constitute reportable segments under the quantitative and aggregation accounting guidelines. These subsidiaries provide investment services, insurance agency services, insurance underwriting and various other services to third parties.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

12. Segment Reporting (continued)

	Three Months Ended March 31, 2013
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$62,813	$117,799	$5,867	$(1,207)	$185,272
Interest expense	(4,943)	(5,157)	(2,249)	1,092	$(11,257)

Net interest income	57,870	112,642	3,618	(115)	174,015

Provision for loan losses	(5,422)	(2,980)	(1,176)	—	(9,578)
Noninterest income	18,411	30,794	10,995	(13)	60,187
Depreciation and amortization	(3,698)	(3,981)	(282)	—	(7,961)
Other noninterest expense	(52,975)	(86,863)	(11,816)	13	(151,641)

Income before income taxes	14,186	49,612	1,339	(115)	65,022
Income tax expense	2,690	12,943	813	—	16,446

Net income	$11,496	$36,669	$526	$(115)	$48,576

Goodwill	$94,130	$527,063	$4,482	$—	$625,675
Total assets	$6,380,941	$12,696,705	$2,884,581	$(2,898,104)	$19,064,123

Total interest income from affiliates	$992	$215	$—	$(1,207)	$—
Total interest income from external customers	$61,821	$117,584	$5,867	$—	$185,272

	Three Months Ended March 31, 2012
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$53,243	$133,749	$5,000	$(276)	$191,716
Interest expense	(6,540)	(7,846)	(1,203)	161	(15,428)

Net interest income	46,703	125,903	3,797	(115)	176,288

Provision for loan losses	2,165	(13,641)	1,461	—	(10,015)
Noninterest income	18,816	33,691	8,989	(2)	61,494
Depreciation and amortization	(3,287)	(5,185)	(223)	—	(8,695)
Other noninterest expense	(51,878)	(134,113)	(10,779)	2	(196,768)
Securitites transactions	4	1	7	—	12

Income before income taxes	12,523	6,656	3,252	(115)	22,316
Income tax expense	535	1,515	1,771	—	3,821

Net income	$11,988	$5,141	$1,481	$(115)	$18,495

Goodwill	$94,130	$548,604	$4,482	$—	$647,216
Total assets	$6,331,361	$12,751,548	$2,683,298	$(2,475,110)	$19,291,097

Total interest income from affiliates	$908	$—	$—	$(908)	$—
Total interest income from external customers	$52,335	$133,749	$5,000	$632	$191,716

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

13. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to improve the reporting of amounts reclassified out of accumulated other comprehensive income. The updated guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity must cross-reference to other required disclosures that provide additional details about those. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. Because this updated guidance impacts only disclosures in financial statements and does not change the current requirements for reporting net income or other comprehensive income in financial statements, its implementation did not impact the Company’s financial condition or results of operations.

In October 2012, the FASB issued an ASU for entities that recognize an indemnification asset as a result of a government-assisted acquisition of a financial institution. When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The updated guidance will be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company’s current accounting policy complies with the guidance in this update.

In July 2012, FASB issued an ASU that specifies that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance in this ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

In December 2011, the FASB issued an ASU to address the differences between international financial reporting standards (IFRS) and U.S. GAAP regarding the offsetting of assets and liabilities. Instead of proposing new criteria for netting assets and liabilities the FASB and International Accounting Standards Board (IASB) jointly issued common disclosure requirements related to offsetting arrangements that call for the disclosure of both net and gross information for these assets and liabilities, irrespective of whether they are offset on the statement of financial position. In January 2013, the FASB clarified that these disclosure requirements apply only to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with existing accounting guidance or subject to a master netting arrangement or similar agreement. An entity is required to provide the new disclosures for annual and interim reporting periods beginning on or after January 1, 2013. This guidance impacts only the disclosures in financial statements and did not impact the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Recent Economic and Industry Developments

Recent reports from the Federal Reserve point to continued modest expansion of economic activity throughout most of Hancock’s market area. Activity at energy related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas market areas remained at high levels with generally positive prospects for the remainder of 2013. Travel and tourism, which is important to several of the Company’s market areas, also remained strong and is expected to remain above prior year levels, despite concerns over the impact of gas prices on summer vacation travel. Retail sales activity is generally improved from prior year levels and auto sales continue at a strong pace. The Texas market in particular continues to perform well, but overall retail activity is mixed, with signs that the expiration of the payroll tax cut, increased fuel and healthcare costs, and tepid employment growth have had some impact on consumer spending and confidence. Reports on manufacturing activity were generally positive, with increased optimism in some sectors.

The markets for both residential and commercial properties continue to show some improvement in our market areas. Home sales are growing modestly year-over-year, and prices are trending higher for some markets and product categories, especially in Florida and Texas. New home construction activity is also showing some continued improvement.

The commercial real estate market saw gains in occupancy and rental rate, with continued strong demand in the apartment sector. The office and industrial sector appears poised for growth over the next 12 to 18 months in response to improved business activity, but the retail sector remains soft. Investor interest in commercial real estate appears to have spread to secondary and tertiary markets, especially for multifamily housing.

The recovery of the overall U.S. economy continues, but the rate of growth is slow and erratic. Competition among financial services firms remains intense for high quality customers, with downward pressure on loan pricing. The Federal Reserve has responded to the slow and tenuous recovery from the deep recession by taking steps to hold interest rates at unprecedented low levels and has expressed its intent to maintain rates at these levels pending further improvement in the unemployment rate.

Highlights of First Quarter 2013 Financial Results

Net income for the first quarter of 2013 was $48.6 million, or $0.56 per diluted common share, compared to $47.0 million, or $0.54 in the fourth quarter of 2012. Net income was $18.5 million, or $0.21, in the first quarter of 2012. There were no merger-related costs in the first quarter of 2013 or the fourth quarter of 2012. The first quarter of 2012 included $33.9 million of pre-tax merger-related expenses.

Included in the Company’s first quarter of 2013 results are:

•	Approximately $7.5 million pre-tax, or $.06 per diluted common share, of higher than expected loan accretion related to cash collected on zero carrying value acquired loan pools.

•	Approximately $6.6 million pre-tax, or $.05 per diluted common share, of net loan loss provision taken on the FDIC covered portfolio.

•	Approximately $1.1 million, or $.01 per diluted common share, of one-time tax benefits related to specific tax credits.

Due to continued rate pressure on earning assets and other economic headwinds impacting overall revenue, management expects near term earnings to remain flat to slightly down from current levels.

Management expects these pressures and headwinds will continue into the foreseeable future. Therefore, as part of its ongoing planning process, management reviewed its long-term strategic plan to determine the most effective and efficient way of operating the consolidated organization. As part of this review, it was determined that certain areas of the Company needed to be right-sized or retooled, and as a result management announced an efficiency and process improvement initiative designed to reduce overall annual expense levels by $50 million over the next seven quarters. Certain one-time costs, such as severance, professional fees and lease buyouts, are expected to be incurred to implement the efficiency initiative, although the scale of such costs cannot currently be estimated with certainty.

Operating income for the first quarter of 2013 was $48.6 million or $0.56 per diluted common share, compared to $46.6 million, or $0.54 in the fourth quarter of 2012. Operating income was $40.5 million, or $0.47, in the first quarter of 2012. We define operating income as net income excluding tax-effected merger-related expenses and securities transaction gains or losses. The Selected Financial Data below includes a reconciliation of net income to operating income.

Hancock’s return on average assets (ROA) was 1.03% for the first quarter of 2013, compared to 0.99% in the fourth quarter of 2012. Operating ROA was 1.03% in the first quarter of 2013 compared to 0.98% and 0.85% in the fourth quarter and first quarters of 2012, respectively.

Total assets at March 31, 2013 were $19.1 billion, a decrease of $400 million from December 31, 2012. The decrease is partly related to the seasonal and short-term nature of certain balance sheet items, as is discussed below in the “Balance Sheet Analysis” section. Average total assets for the first quarter of 2013 were $19.2 billion, up slightly from the fourth quarter of 2012 and flat compared to the same period in 2012.

Common shareholders’ equity totaled $2.5 billion at March 31, 2013, up almost $24 million from year-end 2012. The Company continued to build its strong capital base, and the tangible common equity (TCE) ratio improved 37 basis points to 9.14% at March 31, 2013. On April 30, the company’s board of directors authorized the repurchase of up to 5% of the company’s outstanding common stock. The shares may be repurchased through privately negotiated transactions and in the open-market from time to time, depending on market conditions and other factors.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (taxable equivalent or TE) for the first quarter of 2013 totaled $176.7 million, a $6.1 million (3%) decline from the fourth quarter of 2012. Approximately $3.0 million of the decline was related to having two fewer days in the first quarter of 2013 compared to the fourth quarter of 2012. Net interest income was down $2.6 million (1%) compared to the first quarter of 2012, which had one more day than the current quarter. Average earning assets for the first quarter of 2013 were $16.5 billion, up approximately $0.3 billion compared to both the fourth quarter of 2012 and the same quarter a year ago. For internal analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

The reported net interest margin (TE) for the first quarter of 2013 was 4.32%, down 16 basis points (bps) from the fourth quarter of 2012 and down 11 bps from the first quarter of 2012. The current quarter’s core margin (net interest margin (TE) calculated excluding total net purchase accounting adjustments) of 3.41% compressed approximately 20 bps compared to the fourth quarter of 2012 and approximately 40 bps compared to the first quarter of 2012, mainly from a decline in the core yields on the loan and securities portfolios.

The reported and core margins were favorably impacted during the first quarter of 2013 by the investment of approximately $1 billion of year-end excess liquidity earning 25 basis points into mortgage-back securities earning approximately 1.65%. Because the majority of the transactions were completed in late February 2013, the full quarter’s impact from the change in mix will be reflected in second quarter results.

The reported margin for the first quarter of 2013 was also favorably impacted by approximately $7.5 million of higher than expected loan accretion related to significant cash collections on certain acquired loan pools with zero carrying value. Changes in activity related to prepayments and payoffs in the acquired portfolio can cause quarterly accretion levels to be volatile.

The overall reported yield on earning assets was 4.60% in the first quarter of 2013, a decrease of 16 bps from the fourth quarter of 2012 and 21 bps from the first quarter of 2012. The reported loan portfolio yield of 5.83% for the current quarter was down 12 bps from the fourth quarter of 2012 and 21 bps from the first quarter of 2012. Recent activity in commercial lending has been in very competitively priced segments. Rates on all new loans booked in the first quarter were in the range of 3.00 and 3.50%. The yield on the investment portfolio continues to decline as proceeds from maturities and paydowns are reinvested at the current lower market rates.

The overall cost of funding earning assets was 0.28% in the first quarter of 2013, unchanged from the fourth quarter of 2012 and down 10 bps from the first quarter of 2012. The mix of funding sources was generally stable. Interest-free sources, including noninterest bearing demand deposits funded over 30% of earning assets through this period. The overall rate paid on interest-bearing deposits was 0.27% in the current quarter, down slightly from the fourth quarter of 2012 and 14 bps below the first quarter of 2012. The decreases were primarily due to the impact of the sustained low rate environment on overall deposit rates including the re-pricing of time deposits. The opportunity to re-price time deposits at significantly lower rates over the near term has largely been eliminated.

As earning assets continue to reprice at lower rates, and with little opportunity to further lower funding costs, management expects 5-10 bps of compression in the core margin in the near term. All else equal, and adjusting for the volatility noted above related to loan accretion, management also anticipates compression in the reported margin of 10-20 bps in the near term, with most resulting from lower expected accretion levels.

The following table details the components of our net interest income and net interest margin.

	Three Months Ended
	March 31, 2013			December 31, 2012			March 31, 2012
(dollars in millions)	Interest	Volume	Rate	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$113.3	$8,277.1	5.55%	$113.0	$8,262.8	5.44%	$112.5	$8,017.7	5.64%
Mortgage loans	25.7	1,626.6	6.31	28.0	1,613.9	6.94	26.4	1,549.1	6.82
Consumer loans	26.5	1,626.2	6.61	28.6	1,667.1	6.82	28.6	1,626.1	7.05
Loan fees & late charges	0.6			3.1			0.8

Total loans (te)	166.1	11,529.9	5.83	172.7	11,543.8	5.95	168.3	11,192.9	6.04

US Treasury securities	—	0.1	4.68	—	0.2	4.65	—	0.1	4.67
US agency securities	—	5.4	1.09	—	18.2	1.08	1.3	219.3	2.30
CMOs	7.1	1,534.9	1.85	7.2	1,577.1	1.83	6.8	1,361.2	1.99
Mortgage backed securities	11.6	2,163.6	2.15	10.5	1,891.7	2.22	14.4	2,321.7	2.48
Municipals (te)	2.6	217.0	4.71	3.0	238.7	4.93	3.3	284.1	4.60
Other securities	—	8.3	1.96	0.1	6.9	5.43	0.1	8.1	6.21

Total securities (te) (c)	21.3	3,929.3	2.17	20.8	3,732.8	2.21	25.9	4,194.5	2.46

Total short-term investments	0.6	1,058.5	0.25	0.6	969.0	0.25	0.5	852.8	0.25

Average earning assets (te)	$188.0	$16,517.7	4.60%	$194.1	$16,245.6	4.76%	$194.7	$16,240.2	4.81%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1.7	$5,982.4	0.11%	$1.7	$5,931.0	0.12%	$2.2	$5,626.0	0.16%
Time deposits	4.1	2,406.8	0.69	4.5	2,448.7	0.73	6.9	2,795.9	0.99
Public funds	1.0	1,608.9	0.25	0.9	1,332.1	0.26	1.2	1,531.1	0.31

Total interest-bearing deposits	6.8	9,998.1	0.27	7.1	9,711.8	0.29	10.3	9,953.0	0.41

Short-term borrowings	1.3	763.7	0.70	1.3	847.1	0.60	1.6	862.5	0.76
Long-term debt	3.2	396.4	3.27	2.9	321.7	3.60	3.5	375.4	3.78

Total interest-bearing liabilities	$11.3	$11,158.2	0.41%	$11.3	$10,880.6	0.41%	$15.4	$11,190.9	0.55%

Net interest-free funding sources		5,359.5			5,365.0			5,049.3

Total Cost of Funds	$11.3	$16,517.7	0.28%	$11.3	$16,245.6	0.28%	$15.4	$16,240.2	0.38%

Net Interest Spread (te)	$176.7		4.19%	$182.8		4.35%	$179.3		4.26%
Net Interest Margin (te)	$176.7	$16,517.7	4.32%	$182.8	$16,245.6	4.48%	$179.3	$16,240.2	4.43%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans and loans held for sale.
(c)	Average securities does not include unrealized holding gains/losses on available for sale securities.

Provision for Loan Losses

Hancock recorded a total provision for loan losses for the first quarter of 2013 of $9.6 million, down from $28.1 million in the fourth quarter of 2012 and $10.0 million in the first quarter of 2012. Excluding the impact of the fourth quarter bulk sale described later in the discussion of “Allowance for Loan Losses and Asset Quality,” provision expense for the fourth quarter of 2012 was $14.4 million. The provision for non-covered loans was $3.0 million in the first quarter of 2013, compared to $14.2 million in the fourth quarter of 2012, excluding the impact of the bulk sale. In the first quarter of 2012, the provision for non-covered loans was $8.4 million. The decrease from the prior quarters mainly reflects the lower level of non-covered net charge-offs and the impact from a slowdown in newly identified impaired loans. Management does not expect to maintain this lower level of non-covered provision in the near term.

The net provision from the covered portfolio was $6.6 million in the first quarter of 2013 compared to $0.2 million for the fourth quarter of 2012 and $1.6 million in the first quarter of 2012. During the first quarter of 2013 the Company recorded an $8.5 million impairment on certain pools of covered loans, with a related increase of $1.9 million in the Company’s FDIC loss share receivable. Approximately $6.5 million of the impairment relates to changes in the estimated timing of cash flows. The remaining $2.0 million reflects increased credit losses and is largely offset by additional expected FDIC loss share claims.

The section below on the “Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loans losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans and for acquired performing loans and acquired impaired loans (which includes all covered loans) are described in Note 4 to the consolidated financial statements.

Noninterest Income

Noninterest income totaled $60.2 million for the first quarter of 2013, down $4.7 million (7%) from the fourth quarter of 2012, and down $1.3 million (2%) from the first quarter of 2012. The first quarters of both years included virtually no securities gains, while the fourth quarter of 2012 included $0.6 million in securities gains.

Service charges on deposits totaled $19.0 million for the first quarter of 2013, compared to $20.2 million in the fourth quarter of 2012, and $16.3 million in the first quarter of 2012. The decline in the current quarter compared to the fourth quarter of 2012 reflects the impact of one less business day and higher average personal deposit account balances in the first quarter, with higher seasonal holiday activity in the fourth quarter of 2012. The $2.7 million (17%) increase from the first quarter of 2012 was primarily the result of new and standardized products and services the Company began offering across its footprint in conjunction with the core systems integration in March 2012.

Bank card fees in the first quarter of 2013 were flat linked quarter, and down $1.0 million (12%) from the first quarter of 2012. Restrictions on debit card interchange rates that arose from the implementation of the Durbin amendment to the Dodd-Frank Act began impacting Whitney Bank in the fourth quarter of 2011 and Hancock Bank at the beginning of the third quarter of 2012. The restrictions reduced Hancock Bank fees by approximately $2.0 million per quarter. This decline was partially offset by a $1.1 million increase in merchant processing revenue from the year-earlier period. The increase in merchant fees starting in the third quarter of 2012 was related to the reacquisition of the Company’s merchant business and a change in the terms of the servicing agreement. The reacquisition also added approximately $0.5 million to quarterly expense for the amortization of acquired intangibles. The Durbin interchange restrictions also negatively impacted ATM fees beginning in the third quarter of 2012.

Fees from secondary mortgage operations in the first quarter of 2013 were down $0.8 million (15%) compared to the fourth quarter of 2012, but up $0.4 million (10%) from the year-earlier period. Mortgage loan sales slowed during the first quarter of 2013, partly due to seasonal trends in demand. Overall, home mortgage origination volumes have benefited as consumers take advantage of historically low rates to refinance or purchase their homes in an improving economic environment. Future production levels will depend on, among other factors, the movement of market interest rates, continued strengthening in the home purchase market, and the level of demand for refinancing.

Other miscellaneous income decreased $3.2 million from the first quarter of 2012. There was no accretion recognized on the FDIC loss share receivable in the first quarter of 2013 or the fourth quarter of 2012, compared to $3.0 million in the first quarter of 2012.

The components of noninterest income for the three-month periods ended March 31, 2013, December 31, 2012 and March 31, 2012 are presented in the following table:

	Three Months Ended
(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Service charges on deposit accounts	$19,015	$20,232	$16,274
Trust fees	8,692	8,273	8,738
Bank card fees	7,483	7,591	8,464
Investment and annuity fees	4,577	4,743	4,415
ATM fees	3,575	3,935	4,334
Secondary mortgage market operations	4,383	5,160	4,002
Insurance commissions and fees	3,994	3,588	3,477
Income from bank owned life insurance	3,299	2,711	2,891
Credit related fees	1,441	1,551	1,989
Income from derivatives	631	1,509	908
Safety deposit box income	551	482	534
Gain on sale of assets	314	2,192	81
Other miscellaneous	2,232	2,341	5,387
Securities transactions gain/(loss), net	—	623	12

Total noninterest income	$60,187	$64,931	$61,506

Noninterest Expense

Noninterest expense for the first quarter of 2013 totaled $159.6 million, up $1.7 million (1%) from the fourth quarter of 2012. The current quarter’s total is down $11.9 million (7%) from the first quarter of 2012, excluding $33.9 million of merger-related expenses in the earlier period. This decrease is primarily related to cost savings realized as Whitney’s acquired operations were successfully integrated into Hancock, including the impact of branch consolidations and the core systems conversion. The operating expense level for the fourth quarter of 2012 reflects realization of 100% of the cost savings initially targeted for the Whitney acquisition.

Noninterest expense for the first quarter of 2013 included the impact of expected seasonal fluctuations in certain expense categories such as personnel expense. Overall, there were no significant trends underlying the changes in noninterest expense categories in the current period compared to the fourth quarter of 2012.

The following table presents the components of noninterest expense for the three-month periods ended March 31, 2013, December 31, 2012 and March 31, 2012.

	Three Months Ended
(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Compensation expense	$71,351	$69,838	$72,569
Employee benefits	16,576	17,520	19,302

Personnel expense	87,927	87,358	91,871

Net occupancy expense	12,326	12,683	14,401
Equipment expense	5,301	5,051	5,877
Data processing expense	11,534	10,412	13,152
Professional services expense	7,946	8,250	8,562
Telecommunications and postage	4,028	4,369	5,776
Advertising	2,177	1,252	1,540
Deposit insurance and regulatory fees	3,646	3,774	3,392
Amortization of intangibles	7,555	7,730	8,304
Insurance expense	1,066	1,066	1,597
Ad valorem and franchise taxes	2,202	1,713	2,207
Printing and supplies	1,309	1,329	1,770
Public relations and contributions	1,722	1,221	1,619
Travel expense	1,113	1,293	1,116
Other real estate owned expense, net	708	2,236	2,433
Tax credit investment amortization	1,426	1,437	1,513
Merger-related expenses	—	—	33,913
Other miscellaneous expense	7,616	6,746	6,420

Total noninterest expense	$159,602	$157,920	$205,463

Noninterest expense, excluding debt repurchase and merger-related expenses	$159,602	$157,920	$171,550

Income Taxes

The effective income tax rate for the first quarter of 2013 was approximately 25%, compared to 20% in the fourth quarter of 2012 and 17% in the first quarter of 2012. The increase from the prior quarter is mainly related to additional new market tax credits and historical rehabilitation tax credits that lowered the rate for the fourth quarter of 2012. As noted earlier, an additional tax credit also impacted the first quarter of 2013. Management expects the effective tax rate to fall in the range between 26% and 28% in 2013. The effective tax rate of 17% in the first quarter of 2012 included the impact of certain discrete items related mainly to the transfers of branches from Whitney Bank to Hancock Bank in that period. As a result of the transfers, the Company’s state tax profile changed, and deferred taxes were re-measured accordingly.

The Company’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and the availability of tax credits. Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The source of the tax credits for 2013 and 2012 has been investments that generate new market tax credits, low-income housing credits and qualified bond credits.

Selected Financial Data

The following tables contain selected financial data as of and for the three-month periods ended March 31, 2013, December 31, 2012 and March 31, 2012.

	Three Months Ended
	March 31,	December 31,	March 31,
	2013	2012	2012
Per Common Share Data
Earnings per share:
Basic	$0.56	$0.55	$0.22
Diluted	$0.56	$0.54	$0.21
Operating earnings per share: (a)
Basic	$0.56	$0.54	$0.48
Diluted	$0.56	$0.54	$0.47
Cash dividends per share	$0.24	$0.24	$0.24
Book value per share (period-end)	$29.18	$28.91	$28.02
Tangible book value per share (period-end)	$19.67	$19.27	$17.99
Weighted average number of shares (000s):
Basic	84,871	84,798	84,741
Diluted	84,972	85,777	85,442
Period-end number of shares (000s)	84,882	84,848	84,770
Market data:
High price	$33.59	$32.50	$36.73
Low price	$29.37	$29.47	$31.56
Period-end closing price	$30.92	$31.73	$35.51
Trading volume (000s) (b)	29,469	20,910	32,423

(a)	Excludes tax-affected merger related expenses and securities transactions.
(b)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2013	2012	2012
Income Statement:
Interest income	$185,272	$191,140	$191,716
Interest income (TE)	187,998	194,075	194,665
Interest expense	11,257	11,275	15,428

Net interest income (TE)	176,741	182,800	179,237
Provision for loan losses	9,578	28,051	10,015
Noninterest income excluding securities transactions	60,187	64,308	61,494
Securities transactions gains/(losses)	—	623	12
Noninterest expense	159,602	157,920	205,463

Income before income taxes	65,022	58,825	22,316
Income tax expense	16,446	11,866	3,821

Net income	$48,576	$46,959	$18,495

Merger-related expenses	—	—	33,913
Securities transactions gains/(losses)	—	623	12
Debt repurchase expense	—	—	—
Taxes on adjustments	—	(218)	11,865

Operating income (a)	$48,576	$46,554	$40,531

(a)	Net income less tax-effected merger costs and securities gains/losses. Management believes that this is a useful financial measure because it enables investors to assess ongoing operations.
(b)	For internal analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

	Three Months Ended
	March 31,	December 31,	March 31,
	2013	2012	2012
	(dollar amounts in thousands)
Performance Ratios
Return on average assets	1.03%	0.99%	0.39%
Return on average assets (operating) (a)	1.03%	0.98%	0.85%
Return on average common equity	8.05%	7.67%	3.13%
Return on average common equity (operating) (a)	8.05%	7.60%	6.86%
Tangible common equity ratio	9.14%	8.77%	8.27%
Earning asset yield (TE)	4.60%	4.76%	4.81%
Total cost of funds	0.28%	0.28%	0.38%
Net interest margin (TE)	4.32%	4.48%	4.43%
Efficiency ratio (b)	64.17%	60.78%	67.81%
Allowance for loan losses to period-end loans	1.20%	1.18%	1.28%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	87.34%	81.40%	105.37%
Average loan/deposit ratio	75.30%	76.29%	73.10%
Noninterest income excluding securities transactions to total revenue (TE)	25.40%	26.02%	25.54%

(a)	Excludes tax-effected merger costs and securities gains/losses
(b)	Efficiency ratio is defined as noninterest expense as a percent of total revenue (TE) before amortization of purchased intangibles, merger expenses and securities transactions.

	Three Months Ended
	March 31,	December 31,	March 31,
	2013	2012	2012
Asset Quality Information
Non-accrual loans (a)	$115,289	$121,837	$111,378
Restructured loans (b)	34,390	32,215	19,926

Total non-performing loans	149,679	154,052	131,304
Other real estate (ORE) and foreclosed assets	79,627	102,072	156,332

Total non-performing assets	$229,306	$256,124	$287,636

Non-performing assets to loans, ORE and foreclosed assets	1.98%	2.19%	2.55%
Accruing loans 90 days past due (a)	$8,076	$13,244	$3,780
Accruing loans 90 days past due to loans	0.07%	0.11%	0.03%
Non-performing assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	2.05%	2.31%	2.58%
Net charge-offs - non-covered (c)	$6,633	$28,038	$7,054
Net charge-offs - covered	3,222	3,230	16,429
Net charge-offs - non-covered to average loans	0.23%	0.97%	0.25%
Allowance for loan losses	$137,777	$136,171	$142,337
Allowance for loan losses to period-end loans	1.20%	1.18%	1.28%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	87.34%	81.40%	105.37%
Provision for loan losses ( c )	$9,578	$28,051	$10,015

(a)	Non-accrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.
(b)	Included in restructured loans are $21.1 million, $15.8 million and $5.2 million in non-accrual loans at March 31, 2013, December 31, 2012 and March 31, 2012 respectively. Total excludes acquired credit-impaired loans.
(c)	In fourth quarter 2012, net charge-offs related to a bulk loan sale were approximately $16.2 million with an estimated impact on the provision of $13.7 million.

	Three Months Ended
Supplemental Asset Quality Information (excluding covered assets and acquired loans) (a)	March 31, 2013	December 31, 2012	March 31, 2012
Non-accrual loans (b) (c)	$82,194	$87,651	$100,192
Restructured loans (d)	28,689	27,451	19,926

Total non-performing loans	110,883	115,102	120,118
ORE and foreclosed assets (e)	55,545	75,771	107,804

Total non-performing assets	$166,428	$190,873	$227,922

Non-performing assets to loans and foreclosed assets	2.24%	2.66%	4.10%
Accruing loans 90 days past due	$6,113	$7,736	$2,524
Accruing loans 90 days past due to loans	0.08%	0.11%	0.05%
Non-performing assets + accruing loans 90 days past due to loans and ORE + foreclosed assets	2.32%	2.77%	4.15%
Allowance for loan losses (f) (g)	$75,466	$78,774	$84,578
Allowance for loan losses to period-end loans	1.02%	1.11%	1.55%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	64.50%	64.13%	68.96%

(a)	Acquired loans, including those covered under FDIC loss sharing agreements, are subject to special purchase accounting considerations that impact the determination of the allowance for loan losses and related loss provisions. Management has excluded acquired and covered loans from this table to provide a clearer perspective into asset quality trends underlying the originated loan portfolio.
(b)	Excludes acquired covered loans not accounted for under the accretion method of $4,221, $4,100, and $9,377.
(c)	Excludes non-covered acquired performing loans of $28,874, $30,087, and $1,809.
(d)	Excludes non-covered acquired performing loans of $5,701, $4,764, and $0.
(e)	Excludes covered foreclosed assets of $24,082, $26,301, and $48,528.
(f)	Excludes allowance for loan losses recorded on covered acquired loans of $61,868, $56,609, and $57,759.
(g)	Excludes allowance for loan losses recorded on non-covered acquired-performing loans of $443, $788 and $0.

	Three Months Ended
	March 31,	December 31,	March 31,
	2013	2012	2012
		(in thousands)
Period-end Balance Sheet
Total loans, net of unearned income	$11,482,762	$11,577,802	$11,130,273
Loans held for sale	34,813	50,605	42,484
Securities	4,662,279	3,716,460	4,393,845
Short-term investments	475,677	1,500,188	1,008,505

Earning assets	16,655,531	16,845,055	16,575,107
Allowance for loan losses	(137,777)	(136,171)	(142,337)
Other assets	2,546,369	2,755,601	2,858,327

Total assets	$19,064,123	$19,464,485	$19,291,097

Noninterest bearing deposits	$5,418,463	$5,624,127	$5,242,973
Interest bearing transaction and savings deposits	6,017,735	6,038,003	5,995,622
Interest bearing public funds deposits	1,528,790	1,580,260	1,543,867
Time deposits	2,288,363	2,501,798	2,650,305

Total interest bearing deposits	9,834,888	10,120,061	10,189,794

Total deposits	15,253,351	15,744,188	15,432,767
Other borrowed funds	1,116,457	1,035,722	1,210,561
Other liabilities	217,215	231,297	272,566
Stockholders’ equity	2,477,100	2,453,278	2,375,203

Total liabilities & stockholders’ equity	$19,064,123	$19,464,485	$19,291,097

Average Balance Sheet
Total loans, net of unearned income (a)	$11,529,928	$11,543,789	$11,192,874
Securities (b)	3,929,255	3,732,815	4,194,483
Short-term investments	1,058,519	969,037	852,843

Earning assets	16,517,702	16,245,641	16,240,200
Allowance for loan losses	(137,110)	(136,254)	(125,072)
Other assets	2,772,059	2,855,565	3,078,392

Total assets	$19,152,651	$18,964,952	$19,193,520

Noninterest bearing deposits	$5,314,648	$5,420,081	$5,359,504
Interest bearing transaction and savings deposits	5,982,345	5,930,964	5,625,963
Interest bearing public fund deposits	1,608,925	1,332,163	1,531,110
Time deposits	2,406,772	2,448,694	2,795,935

Total interest bearing deposits	9,998,042	9,711,821	9,953,008

Total deposits	15,312,690	15,131,902	15,312,512
Other borrowed funds	1,160,110	1,168,771	1,237,849
Other liabilities	231,841	229,100	268,255
Stockholders’ equity	2,448,010	2,435,179	2,374,904

Total liabilities & stockholders’ equity	$19,152,651	$18,964,952	$19,193,520

(a)	Includes held for sale
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. As shown in the table below, our ratios of free securities to total securities were 41% and 27%, respectively, at March 31, 2013 and December 31, 2012. Free securities represent securities that are not pledged for any purpose, and include unpledged securities assigned to short-term dealer repo agreements or to the Federal Reserve Bank discount window. As discussed later, the Company redeployed approximately $1.0 billion of excess short-term liquidity investments at the end of 2012 into the securities portfolio during the latter part of the first quarter of 2013.

Liquidity Metrics

	March 31,	December 31,
	2013	2012
Free securities / total securities	41.00%	27.00%
Noncore deposits / total deposits	8.47%	9.20%
Wholesale funds / core deposits	8.00%	7.39%

The liability portion of the balance sheet provides liquidity mainly through various customers’ interest-bearing and non-interest-bearing deposit and sweep accounts. Core deposits consist of total deposits less certificates of deposits of $100,000 or more, brokered deposits, and foreign branch deposits. Toward the end of 2012, Hancock Bank issued $200 million of brokered CDs as a precautionary measure in anticipation of possible deposit outflows associated with the expiration of the FDIC TAG Program at December 31, 2012. Noncore deposits were 8.47% of total deposits at March 31, 2013, compared to 9.20% at December 31, 2012. Most of the decrease in the ratio of noncore deposits to total deposits was due to the maturity of $100 million of the brokered certificates of deposits in the first quarter of 2013.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity to meet short-term funding requirements. Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 8.00% of core deposits at March 31, 2013 and 7.39% at December 31, 2012. The increase in this ratio from year end is due to both the increase in customer repos in the current quarter and the seasonally higher levels of certain core deposit levels at December 31, 2012, as discussed in the section on “Deposits.” Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $1.7 billion and borrowing capacity at the Federal Reserve’s discount window in excess of $1 billion at March 31, 2013. No amounts had been borrowed under these lines at March 31, 2013 or year-end 2012.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the three months ended March 31, 2013 and 2012.

Dividends received from the Banks have been the primary source of funds available to the Company for the payment of dividends to our stockholders and for servicing any debt issued by the holding company. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends that the Banks can distribute to the Company. It is the Company’s policy to maintain assets at the holding company to provide liquidity sufficient to fund five quarters of anticipated stockholder dividends, debt service and operations.

On April 30, the company’s board of directors authorized the repurchase of up to 5% of the company’s outstanding common stock. The shares may be repurchased through privately negotiated transactions and in the open-market from time to time, depending on market conditions and other factors. The source of funds for the stock buyback program is expected to be upstream dividends from the banks.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.5 billion at March 31, 2013, up $24 million from December 31, 2012. The tangible common equity ratio increased to 9.14% at March 31, 2013 from 8.77% at December 31, 2012. The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Both the Company and its bank subsidiaries are required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and 4.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%.

At March 31, 2013, our regulatory capital ratios and those of the Banks were well in excess of current regulatory minimum requirements, as indicated in the table below. The Company and the Banks have been categorized as “well capitalized” in the most recent notices received from our regulators. The stock repurchase plan is not expected to have a significant impact on the capital ratios of the Company or the Banks.

	March 31,	December 31,
	2013	2012
Regulatory ratios:
Total capital (to risk weighted assets)
Company	14.49%	14.33%
Hancock Bank	14.85%	14.51%
Whitney Bank	14.37%	14.25%
Tier 1 capital (to risk weighted assets)
Company	12.85%	12.69%
Hancock Bank	13.58%	13.24%
Whitney Bank	13.01%	12.87%
Tier 1 leverage capital
Company	9.28%	9.11%
Hancock Bank	9.28%	9.17%
Whitney Bank	9.42%	9.24%

(1)	Tier 1 capital generally includes common equity, retained earnings, non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock, reduced by goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets. Total capital consists of Tier 1 capital plus perpetual preferred stock not qualifying as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of allowances for credit losses.

(2)	The risk-weighted asset base is equal to the sum of the aggregate value of assets and credit-converted off-balance sheet items in each risk category as specified in regulatory guidelines, multiplied by the weight assigned by the guidelines to that category.

(3)	The Tier 1 leverage capital ratio is Tier 1 capital divided by average total assets reduced by the deductions for Tier 1 capital noted above.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $4.7 billion at March 31, 2013, up $946 million from the end of 2012. Toward the end of 2012, management had decided to increase the Banks’ level of liquidity investments as a precautionary measure against the potential for some run-off of deposits in early 2013 due to the expiration of the FDIC Transaction Account Guarantee (TAG) Program which had provided for unlimited deposit insurance on noninterest-bearing transaction accounts. The Banks did not experience any material deposit outflows as a result of the TAG Program expiration, and management redeployed the excess liquidity to the securities portfolio toward the latter part of the first quarter of 2013.

At March 31, 2013 securities available for sale totaled $2.9 billion and securities held to maturity totaled $1.8 billion. These balances compare to December 31, 2012 totals of $2.0 billion and $1.7 billion, respectively. Our securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing acceptable rates of return. We invest only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five years. At March 31, 2013, the average maturity of the portfolio was 3.78 years with an effective duration of 3.07 and a weighted-average yield of 2.22%. At year end, the average maturity of the portfolio was 3.16 years with an effective duration of 2.19 and a weighted-average yield of 2.71%. The changes in these metrics from December 31, 2012 reflect the effect of the redeployment of over $1 billion of excess liquidity into investment securities.

Loans

Total loans at March 31, 2013 were $11.5 billion, a decrease of $95 million (1%) from December 31, 2012. Compared to March 31, 2012 total loans increased $352 million (3%). Excluding the FDIC-covered portfolio, total loans at March 31, 2013 were down $56 million compared to year-end 2012, and up $509 million (5%) from a year ago.

See Note 4 to the consolidated financial statements for the composition of originated, acquired and covered loans at March 31, 2013 and December 31, 2012. Originated loans include all loans not included in the acquired and covered loan portfolios described below. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011, including loans that were performing satisfactorily at the date (acquired performing) and loans acquired with evidence of credit deterioration (acquired impaired). Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. Certain differences in the accounting for originated loans and for acquired performing and acquired impaired loans (which include all covered loans) are described in Note 4 to the consolidated financial statements.

Originated commercial non-real estate (C&I) loans were up $187 million since year-end 2012. The net increase reflected activity with both existing and new customers, including activity with relationships acquired in the Whitney acquisition. New C&I loan activity was solid across many markets in the Company’s footprint, especially Texas, Louisiana and Florida, with another strong contribution this period from customers in the oil and gas energy sector. Considered together, originated and acquired C&I loans were essentially stable during the first quarter of 2013, as new activity was offset by expected reductions in balances owed by some larger seasonal borrowers and other normal activity in the customer base.

The Company’s commercial customer base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers totaled approximately $960 million at March 31, 2013, up $55 million from December 31, 2012. The majority of the O&G portfolio is with customers who provide transportation and other services and products to support exploration and production activities. The Banks lend mainly to middle-market and smaller commercial entities, although they do occasionally participate in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared credits funded at March 31, 2013 totaled approximately $1.1 billion, up approximately $100 million from year end. Approximately $595 million of shared national credits were with O&G customers at March 31, 2013.

Construction and land development loans (C&D) loans and commercial real estate (CRE) loans in the originated and acquired portfolios decreased a combined $32 million in the first three months of 2013. CRE loans include loans on both income-producing properties as well as properties used by borrowers in commercial operations. The largest component of new lending activity was on properties used by smaller C&I customers. Overall, opportunities for funding new quality projects in the current environment, while improving, remain limited.

Residential mortgages in the originated and acquired portfolios were up a net $21 million over the first three months of 2013, while consumer loans decreased a combined $43 million over this period.

Total covered loans at March 31, 2013 were down $39 million from December 31, 2012 reflecting normal repayments, charge-offs and foreclosures. The covered portfolio will continue to decline over the terms of the loss share agreements.

Allowance for Loan Losses and Asset Quality

The Company’s total allowance for loan losses was $137.8 million at March 31, 2013, compared to $136.2 million at December 31, 2012. The ratio of the allowance to period-end loans was 1.20% at March 31, 2013, up slightly from 1.18% at year-end 2012. The allowance maintained on the originated portion of the loan portfolio totaled $75.5 million, or 1.02% of related loans, at March 31, 2013, down from $78.8 million, or 1.11%, at December 31, 2012. The allowance on originated loans decreased $3.3 million, primarily due to charge-offs taken against impaired loan reserves. Additionally, the movement of problem credits into impaired status slowed during the first quarter reflecting in part, the impact of the bulk sale strategy executed in the fourth quarter of 2012.

As discussed last quarter, at the end of 2012, the Company completed a bulk sale of loans with a net book value of approximately $40 million. Approximately $36 million of the loans sold had been reported previously as nonperforming loans. The sale added approximately $13.7 million to the provision for loan losses and approximately $16.2 million to net charge-offs in the fourth quarter of 2012.

The Company recorded a total provision for loan losses in the first quarter of 2013 of $9.6 million, compared to $28.1 million in the fourth quarter of 2012 and $10.0 million in the first quarter of 2012. Excluding the impact of the bulk sale, provision expense for the fourth quarter of 2012 was $14.4 million. The provision for noncovered loans was $3.0 million in the first quarter of 2013, compared to $14.2 million in the fourth quarter of 2012, excluding the impact of the bulk sale. In the first quarter of 2012, the provision for non-covered loans was $8.4 million. The net provision from the covered portfolio was $6.6 million in the first quarter of 2013 compared to $0.2 million for the fourth quarter of 2012 and $1.6 million in the first quarter of 2012. Additional discussion of the Company’s provisions and the changes between periods is included in the earlier section on “Provision for Loan Losses.”

Net charge-offs from the non-covered loan portfolio in the first quarter of 2013 were $6.6 million, or 0.23% of average total loans on an annualized basis. This compares to net non-covered charge-offs of $28.0 million or 0.97% of average total loans, for the fourth quarter of 2012, and $7.1 million, or 0.25%, for the first quarter of 2012. Excluding the impact of the bulk sale, noncovered net charge-offs in the fourth quarter of 2012 were $11.8 million, or 0.41% of average total loans. The $5.2 million reduction in net charge-offs (excluding the impact of the bulk loan sale) compared to the fourth quarter of 2012 reflects both a lower level of gross charge-offs and a higher than normal volume of recoveries. Management does not expect the higher level of recoveries to continue.

The following table sets forth activity in the allowance for loan losses for the periods indicated. In the following tables, commercial loans encompass commercial non-real estate loans, construction and land development loans and commercial real estate loans.

	Three Months Ended
	March 31,	December 31,	March 31,
	2013	2012	2012
	(In thousands)
Allowance for loan losses at beginning of period	$136,171	$135,591	$124,881

Loans charged-off:
Non-covered loans:
Commercial	7,027	24,240	5,757
Residential mortgages	135	1,387	791
Consumer	4,075	4,545	3,118

Total non-covered charge-offs	11,237	30,172	9,666

Covered loans:
Commercial	3,569	3,976	16,429
Residential mortgages	24	—	—
Consumer	539	1,018	—

Total covered charge-offs	4,132	4,994	16,429

Total charge-offs	15,369	35,166	26,095

Recoveries of loans previously charged-off:
Non-covered loans:
Commercial	2,723	1,150	1,479
Residential mortgages	487	14	69
Consumer	1,394	970	1,064

Total non-covered recoveries	4,604	2,134	2,612

Covered loans:
Commercial	523	1,762	—
Residential mortgages	24	—	—
Consumer	363	2	—

Total covered recoveries	910	1,764	—

Total recoveries	5,514	3,898	2,612

Net charge-offs—non-covered	6,633	28,038	7,054
Net charge-offs—covered	3,222	3,230	16,429

Total net charge-offs	9,855	31,268	23,483

Provision for loan losses before FDIC benefit—covered loans	8,484	3,996	32,552
Benefit attributable to FDIC loss share agreement	(1,883)	(3,797)	(30,924)
Provision for loan losses non-covered loans	2,977	27,852	8,387

Provision for loan losses, net	9,578	28,051	10,015
Increase in FDIC loss share receivable	1,883	3,797	30,924

Allowance for loan losses at end of period	$137,777	$136,171	$142,337

Ratios:
Gross charge-offs—non-covered to average loans	0.39%	1.04%	0.35%
Recoveries—non-covered to average loans	0.16%	0.07%	0.09%
Net charge-offs—non-covered to average loans	0.23%	0.97%	0.25%
Allowance for loan losses to period-end loans	1.20%	1.18%	1.28%

The following table sets forth non-performing assets by type for the periods indicated, consisting of non-accrual loans, troubled debt restructurings and foreclosed and surplus real estate owned (ORE) and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	March 31,	December 31,
	2013	2012
	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial loans	$88,719	$98,103
Commercial loans—restructured	19,761	14,414

Total commercial loans	108,480	112,517

Residential mortgage loans	19,918	17,285
Residential mortgage loans—restructured	1,300	1,364

Total residential mortgage loans	21,218	18,649

Consumer loans	6,652	6,449

Total non-accrual loans	136,350	137,615

Restructured loans:
Commercial loans—non-accrual	19,761	14,414
Residential mortgage loans—non-accrual	1,300	1,364

Total restructured loans—non-accrual	21,061	15,778

Commercial loans—still accruing	11,350	15,888
Residential mortgage loans—still accruing	1,979	549

Total restructured loans—still accruing	13,329	16,437

Total restructured loans	34,390	32,215

ORE and foreclosed assets	79,627	102,072

Total non-performing assets*	$229,306	$256,124

Loans 90 days past due still accruing	$8,076	$13,243

Ratios:
Non-performing assets to loans plus ORE and foreclosed assets	1.98%	2.19%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	87.34%	81.40%
Loans 90 days past due still accruing to loans	0.07%	0.11%

*	Includes total non-accrual loans, total restructured loans—still accruing and ORE and foreclosed assets.

Non-performing assets (NPAs), which exclude loans that were credit impaired at the time of the Whitney and People’s First acquisitions, totaled $229 million at March 31, 2013, down $27 million from December 31, 2012. Non-performing assets as a percent of total loans, ORE and other foreclosed assets was 1.98% at March 31, 2013, compared to 2.19% at December 31, 2012. The decrease in overall NPAs during the first quarter reflects a net reduction of $22.4 million in ORE properties during the first quarter and a $4.4 million reduction in nonperforming loans.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and Federal funds sold, declined $1.0 billion from December 31, 2012 to a total of $476 million at March 31, 2013. Average short-term investments increased $89 million (9%) in the first quarter of 2013 to $1.1 billion. As discussed earlier in the section on “Securities,” during the latter part of the first quarter of 2013, management redeployed the excess short-term investments it had accumulated toward the end of 2012 in anticipation of possible increased demands on liquidity from the expiration of the TAG Program.

Deposits

Total deposits were $15.3 billion at March 31, 2013, down $491 million (3%) from December 31, 2012, and down $179 million (1%) from March 31, 2012. Average deposits for the first quarter of 2013 compared to the prior quarter were up $181 million (1%) to $15.3 billion. Average deposits were unchanged from the first quarter of 2012.

Noninterest-bearing and public fund deposits typically reflect higher balances at year-end with subsequent reductions beginning in the first quarter. Noninterest-bearing demand deposits (DDAs) totaled $5.4 billion at March 31, 2013, down $206 million (4%) from December 31, 2012, but up $175 million (3%) compared to the prior year. Noninterest-bearing demand deposits comprised 36% of total period-end deposits at both March 31, 2013 and at year-end 2012 compared to 34% at March 31, 2012. Interest-bearing public fund deposits totaled $1.5 billion at March 31, 2013, down $51 million (3%) from year end and unchanged compared to March 31, 2012.

Time deposits (CDs) totaled $2.3 billion at March 31, 2013, down $213 million (9%) compared to December 31, 2012 and $362 million (14%) compared to March 31, 2012. During the first quarter of 2013, approximately $600 million of CDs matured at an average rate of 0.37%, of which almost $343 million renewed at an average rate of 0.14%. Included in the first quarter maturities are $100 million of brokered certificates of deposits with a cost of 0.50%. As noted earlier, Hancock Bank issued $200 million of brokered certificates of deposits as a temporary liquidity source related to the year-end expiration of the FDIC’s TAG program. The remaining $100 million of brokered certificates of deposits are scheduled to mature in May. The opportunity to re-price CDs at significantly lower rates over the near term has become very limited.

Short-Term Borrowings

At March 31, 2013, short-term borrowings totaled $723 million, up $83 million (14%) from December 31, 2012. Short-term borrowings totaled $850 million at March 31, 2012. Securities sold under agreements to repurchase are the main source of short-term borrowings. These agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Banks, the amounts available over time can be volatile. Customer repos are $571 million at the end of the current quarter, compared to $488 million at year end and $674 million at March 31, 2012.

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

Commitments to extend credit include revolving commercial credit lines, nonrevolving loan commitments issued mainly to finance the acquisition and development or construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements of the Company.

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

The following table shows the commitments to extend credit and letters of credit at March 31, 2013 according to expiration date.

			Expiration Date
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Commitments to extend credit	$4,541,485	$2,639,889	$926,353	$604,425	$370,818
Letters of credit	417,007	270,515	108,761	34,338	3,393

Total	$4,958,492	$2,910,404	$1,035,114	$638,763	$374,211

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 13 to our Consolidated Financial Statements included elsewhere in this report.

SEGMENT REPORTING

Note 12 to the consolidated financial statements provides information about the Company’s reportable operating segments and presents comparative financial information for these operating segments for the three month periods ended March 31, 2013 and March 31, 2012.

Net income in the first quarter of 2013 for the Hancock segment totaled approximately $11.5 million, down $0.5 million from the same period in 2012. The decrease in operating income for the Hancock segment from the prior year was primarily due to increases in the provision for loan losses, depreciation and amortization, and other noninterest expense, partially offset by an increase in net interest income.

Net income for the Whitney segment in the first quarter of 2013 totaled approximately $36.7 million. Excluding tax-effected merger-related expenses, this amount is up $9.5 million from the first quarter of 2012. Decreases in noninterest expense and the provision for loan losses were offset by decreases in net interest income and noninterest income.

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

Hancock measures its interest rate sensitivity primarily by running net interest income simulations. The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, re-pricing and maturity characteristics of the existing and projected balance sheet. The table below presents the results of simulations run as of March 31, 2013 assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive as compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
Stable	0.00%
+100	2.63%
+200	6.09%
+300	9.72%

Note: Decrease in interest rates discontinued in the current rate environment

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K.

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

Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2012. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended March 31, 2013.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit Number	Description

*10.1	Form of Change of Control Employment Agreement between Hancock and certain executive officers (filed as Exhibit 10.2 to Hancock’s current report on Form 8-K filed with the Commision February 14, 2013 and incorporated by reference).

*10.2	Form of 2012 Restricted Stock Agreement (filed as Exhibit 10.2 to Hancock’s current report on Form 8-K filed with the Commision February 14, 2013 and incorporated by reference).

*10.3	Form of Performance Stock Award Agreement for 2012 (filed as Exhibit 10.3 to Hancock’s current report on Form 8-K filed with the Commision February 14, 2013 and incorporated by reference).

*10.4	Hancock Holding Company Executive Incentive Plan

31.1	Certification of Chief Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ Carl J. Chaney
Carl J. Chaney
President & Chief Executive Officer

/s/ John M. Hairston
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer

Date: May 8, 2013

Index to Exhibits

Exhibit Number	Description

*10.1	Form of Change of Control Employment Agreement between Hancock and certain executive officers (filed as Exhibit 10.2 to Hancock’s current report on Form 8-K filed with the Commision February 14, 2013 and incorporated by reference).

*10.2	Form of 2012 Restricted Stock Agreement (filed as Exhibit 10.2 to Hancock’s current report on Form 8-K filed with the Commision February 14, 2013 and incorporated by reference).

*10.3	Form of Performance Stock Award Agreement for 2012 (filed as Exhibit 10.3 to Hancock’s current report on Form 8-K filed with the Commision February 14, 2013 and incorporated by reference).

*10.4	Hancock Holding Company Executive Incentive Plan

31.1	Certification of Chief Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

*	Compensatory plan or arrangement