Form 10-Q
period 2013-06-30
HANCOCK HOLDING CO
filed 2013-08-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

82,087,443 common shares were outstanding as of August 1, 2013.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	unaudited
ASSETS
Cash and due from banks	$400,562	$448,491
Interest-bearing bank deposits	440,084	1,498,985
Federal funds sold	2,833	1,203
Securities available for sale, at fair value (amortized cost of $2,623,489 and $1,986,882)	2,598,667	2,048,442
Securities held to maturity (fair value of $1,711,716 and $1,710,465)	1,705,251	1,668,018
Loans held for sale	20,233	50,605
Loans	11,698,306	11,595,512
Less: allowance for loan losses	(137,969)	(136,171)
unearned income	(16,809)	(17,710)

Loans, net	11,543,528	11,441,631

Property and equipment, net of accumulated depreciation of $165,102 and $160,592	474,958	477,864
Prepaid expenses	21,014	55,359
Other real estate, net	71,694	101,442
Accrued interest receivable	47,915	45,616
Goodwill	625,675	628,877
Other intangible assets, net	174,423	189,409
Life insurance contracts	374,462	367,317
FDIC loss share receivable	151,900	177,844
Deferred tax asset, net	150,433	128,385
Other assets	130,669	134,997

Total assets	$18,934,301	$19,464,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$5,340,177	$5,624,127
Interest-bearing savings, NOW, money market and time	9,815,761	10,120,061

Total deposits	15,155,938	15,744,188

Short-term borrowings	828,107	639,133
Long-term debt	385,122	396,589
Accrued interest payable	4,769	4,814
Other liabilities	215,025	226,483

Total liabilities	16,588,961	17,011,207

Stockholders’ equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 82,077,777 and 84,847,796 issued and outstanding, respectively	273,319	282,543
Capital surplus	1,550,150	1,647,638
Retained earnings	600,566	546,022
Accumulated other comprehensive income (loss), net	(78,695)	(22,925)

Total stockholders’ equity	2,345,340	2,453,278

Total liabilities and stockholders’ equity	$18,934,301	$19,464,485

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$156,651	$165,278	$320,633	$331,506
Securities-taxable	21,520	23,431	40,924	46,748
Securities-tax exempt	1,198	1,311	2,439	2,955
Federal funds sold and other short term investments	280	469	925	996

Total interest income	179,649	190,489	364,921	382,205

Interest expense:
Deposits	6,189	7,872	12,934	18,135
Short-term borrowings	1,055	1,623	2,374	3,262
Long-term debt and other interest expense	3,226	3,535	6,419	7,061

Total interest expense	10,470	13,030	21,727	28,458

Net interest income	169,179	177,459	343,194	353,747
Provision for loan losses	8,257	8,025	17,835	18,040

Net interest income after provision for loan losses	160,922	169,434	325,359	335,707

Noninterest income:
Service charges on deposit accounts	19,864	20,907	38,879	37,181
Trust fees	9,803	7,983	18,495	16,721
Bank card fees	7,798	8,075	15,281	16,539
Investment and annuity fees	5,192	4,607	9,769	9,022
ATM fees	3,601	4,843	7,176	9,177
Secondary mortgage market operations	4,139	3,015	8,522	7,017
Insurance commissions and fees	4,845	4,581	8,839	8,058
Other income	8,655	9,541	17,123	21,331
Securities gains (losses), net	—	—	—	12

Total noninterest income	63,897	63,552	124,084	125,058

Noninterest expense:
Compensation expense	71,327	72,188	142,678	147,772
Employee benefits	16,268	17,936	32,844	37,679

Personnel expense	87,595	90,124	175,522	185,451

Net occupancy expense	12,404	13,784	24,730	28,426
Equipment expense	4,919	6,744	10,220	13,834
Data processing expense	12,781	14,327	24,315	28,518
Professional services expense	8,726	14,658	16,672	39,760
Amortization of intangibles	7,431	7,922	14,986	16,226
Telecommunications and postage	5,059	5,597	9,087	11,755
Deposit insurance and regulatory fees	4,200	3,903	7,846	7,295
Advertising	2,181	3,330	4,358	10,020
Other expense	16,954	19,583	34,116	44,150

Total noninterest expense	162,250	179,972	321,852	385,435

Income before income taxes	62,569	53,014	127,591	75,330
Income taxes	15,707	13,710	32,153	17,531

Net income	$46,862	$39,304	$95,438	$57,799

Basic earnings per common share	$0.55	$0.46	$1.11	$0.68

Diluted earnings per common share	$0.55	$0.46	$1.11	$0.67

Dividends paid per share	$0.24	$0.24	$0.48	$0.48

Weighted avg. shares outstanding-basic	83,279	84,751	84,071	84,742

Weighted avg. shares outstanding-diluted	83,357	85,500	84,153	85,467

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$46,862	$39,304	$95,438	$57,799
Other comprehensive income:
Net change in unrealized gains and losses	(73,951)	5,571	(86,389)	13,589
Reclassification adjustment for net losses realized and included in earnings	2,353	1,700	4,282	3,529
Amortization of unrealized net gain on securities transferred to held-to-maturity	(2,659)	(2,920)	(5,643)	(2,920)

Other comprehensive income, before income taxes	(74,257)	4,351	(87,750)	14,198
Income tax (benefit) expense	(27,040)	1,628	(31,980)	5,150

Other comprehensive income	(47,217)	2,723	(55,770)	9,048

Comprehensive income	$(355)	$42,027	$39,668	$66,847

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
	Shares	Amount
Balance, January 1, 2012	84,705,496	$282,069	$1,634,634	$476,970	$(26,510)	$2,367,163

Net income	—	—	—	57,799	—	57,799
Other comprehensive income	—	—	—	—	9,048	9,048

Comprehensive income	—	—	—	57,799	9,048	66,847
Cash dividends declared ($ 0.48 per common share)	—	—	—	(41,252)	—	(41,252)
Common stock issued, long-term incentive plan	68,485	228	6,376	—	—	6,604

Balance, June 30, 2012	84,773,981	$282,297	$1,641,010	$493,517	$(17,462)	$2,399,362

Balance, January 1, 2013	84,847,796	$282,543	$1,647,638	$546,022	$(22,925)	$2,453,278

Net income	—	—	—	95,438	—	95,438
Other comprehensive income	—	—	—	—	(55,770)	(55,770)

Comprehensive income	—	—	—	95,438	(55,770)	39,668
Cash dividends declared ($ 0.48 per common share)	—	—	—	(40,894)	—	(40,894)
Common stock activity, long-term incentive plan	47,621	159	8,129	—	—	8,288
Purchase of common stock	(2,817,640)	(9,383)	(105,617)	—	—	(115,000)

Balance, June 30, 2013	82,077,777	$273,319	$1,550,150	$600,566	$(78,695)	$2,345,340

See notes to unaudited condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,438	$57,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,021	17,159
Provision for loan losses	17,835	18,040
Losses on other real estate owned	1,846	9,774
Deferred tax expense	13,134	12,571
Increase in cash surrender value of life insurance contracts	(6,364)	(8,850)
Loss on disposal of other assets	189	383
Net decrease in loans originated for sale	29,350	27,460
Net amortization of securities premium/discount	19,842	26,154
Amortization of intangible assets	14,986	16,264
Stock-based compensation expense	7,026	5,014
Decrease in interest payable and other liabilities	(5,021)	(35,074)
Funds collected under FDIC loss share agreements	33,919	62,059
Increase in FDIC loss share receivable	(5,499)	(50,162)
Decrease in other assets	40,522	36,505
Other, net	(230)	(116)

Net cash provided by operating activities	272,994	194,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	477
Proceeds from maturities of securities available for sale	368,016	697,366
Purchases of securities available for sale	(1,017,619)	(103,344)
Proceeds from maturities of securities held to maturity	295,922	114,925
Purchases of securities held to maturity	(345,644)	(560,436)
Net decrease in interest-bearing bank deposits	1,058,901	535,474
Net increase in federal funds sold and short term investments	(1,630)	(1,525)
Net (increase) decrease in loans	(147,380)	66,251
Purchases of property and equipment	(18,601)	(20,118)
Proceeds from sales of property and equipment	250	3,394
Proceeds from sales of other real estate	56,826	55,791
Other, net	(3,726)	—

Net cash provided by investing activities	245,315	788,255

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(588,250)	(782,760)
Net increase (decrease) in short-term borrowings	188,974	(211,745)
Repayments of long-term debt	(17,645)	—
Issuance of long-term debt	6,178	6,422
Dividends paid	(40,894)	(41,252)
Repurchase of common stock	(115,000)	—
Proceeds from exercise of stock options	399	754

Net cash used in financing activities	(566,238)	(1,028,581)

NET DECREASE IN CASH AND DUE FROM BANKS	(47,929)	(45,346)
CASH AND DUE FROM BANKS, BEGINNING	448,491	437,947

CASH AND DUE FROM BANKS, ENDING	$400,562	$392,601

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$27,048	$42,751
Transfers from available for sale securities to held to maturity securities	—	1,523,585

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

Critical Accounting Policies and Estimates

Allowance for Loan Losses

The allowance for loan and lease losses (“ALLL”) is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit losses associated with the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the inherent losses in the existing loan portfolio based on a number of factors, including the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

The analysis and methodology for estimating the ALLL include two primary elements. These elements are a loss-rate analysis of various loan groups which incorporates a historical loss rate as updated for current conditions and a specific reserve analysis for those loans considered impaired.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

1. Basis of Presentation (continued)

Critical Accounting Policies (continued)

During the second quarter of 2013, management revised the methodology for the loss-rate analysis for the originated and acquired performing loan portfolios due to the increased size and complexity of the Company’s commercial loan portfolio. The primary changes in the methodology were to segment loans with similar risk characteristics at a more granular level and to lengthen the period used for analyzing loss emergence and estimating loss factors. The changes were implemented as of April 1, 2013 and resulted in no material change in the total amount of the allowance for loan losses. Management made the following principal changes to the methodology during the second quarter of 2013:

•

Established a more granular stratification of the major loan segments to enhance the homogeneity of the loan classes. Previously, the Company segmented loans into three primary groups—commercial, residential mortgage and consumer—for the loss-rate analysis. The revised loan segments are commercial non-real estate, construction and land development, commercial real estate, residential mortgage and consumer. Both quantitative and qualitative factors are applied at the more detailed portfolio segmentation.

•

Included portfolio risk ratings in loss-rate analysis. For loss-rate analysis, commercial loans (commercial non-real estate, construction and land development and commercial real estate) are further subdivided by risk rating, and retail loans (residential mortgage and consumer) are further subdivided by delinquency. Previously, the methodology indirectly incorporated risk ratings and delinquencies.

•

Lengthened the loss emergence period. The Company uses an eighteen month loss emergence period for commercial loans and a twelve month loss emergence period for retail loans. Historical loss rates are calculated for each commercial segment using a weighted average of three eighteen-month periods over a fourteen quarter look-back period, and for each retail segment using a weighted average of three twelve-month periods over a twelve quarter look-back period. Previously, historical loss rates were calculated using an average of three twelve month loss emergence periods over a three year look back period for all loan segments. As circumstances dictate, management will make adjustments to the loss history to reflect differences in current conditions as compared to those during the historical loss period. Conditions to be considered include problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, and changes in competition and regulations.

There were no changes in the methodology for the specific reserve analysis on loans considered to be impaired or acquired credit-impaired loans during the quarter ended June 30, 2013.

There were no other material changes or developments with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2012.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow (in thousands):

Securities Available for Sale

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury and government agency securities	$150	$5	$—	$155	$18,246	$19	$—	$18,265
Municipal obligations	53,320	262	96	53,486	49,608	571	14	50,165
Mortgage-backed securities	2,372,624	25,863	45,514	2,352,973	1,715,524	58,903	21	1,774,406
CMOs	189,064	—	6,075	182,989	196,723	1,354	—	198,077
Corporate debt securities	3,750	—	—	3,750	2,250	—	—	2,250
Other equity securities	4,581	758	25	5,314	4,531	752	4	5,279

	$2,623,489	$26,888	$51,710	$2,598,667	$1,986,882	$61,599	$39	$2,048,442

Securities Held to Maturity

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$195,863	$10,119	$3,243	$202,739	$164,493	$16,017	$—	$180,510
Mortgage-backed securities	156,790	—	2,369	154,421	180,397	3,429	—	183,826
CMOs	1,352,598	12,851	10,893	1,354,556	1,323,128	23,942	941	1,346,129

	$1,705,251	$22,970	$16,505	$1,711,716	$1,668,018	$43,388	$941	$1,710,465

The following table presents the amortized cost and fair value of debt securities at June 30, 2013 by contractual maturity (in thousands). Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties.

	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$29,276	$29,369
Due after one year through five years	218,626	215,301
Due after five years through ten years	190,802	197,930
Due after ten years	2,180,204	2,150,753

Total available for sale debt securities	$2,618,908	$2,593,353

	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$10,343	$10,437
Due after one year through five years	569,432	564,644
Due after five years through ten years	240,743	241,613
Due after ten years	884,733	895,022

Total held to maturity securities	$1,705,251	$1,711,716

The Company held no securities classified as trading at June 30, 2013 or December 31, 2012.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

2. Securities (continued)

The details for securities classified as available for sale with unrealized losses as of June 30, 2013 follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal obligations	$13,683	$96	$—	$—	$13,683	$96
Mortgage-backed securities	1,115,242	45,503	627	11	1,115,869	45,514
CMOs	182,989	6,075	—	—	182,989	6,075
Equity securities	3,284	24	3	1	3,287	25

	$1,315,198	$51,698	$630	$12	$1,315,828	$51,710

The details for securities classified as available for sale with unrealized losses as of December 31, 2012 follows (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal obligations	$5,278	$14	$—	$—	$5,278	$14
Mortgage-backed securities	57,752	14	1,097	7	58,849	21
Equity securities	268	2	2	2	270	4

	$63,298	$30	$1,099	$9	$64,397	$39

The details for securities classified as held to maturity with unrealized losses as of June 30, 2013 follows (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal obligations	$43,592	$3,243	$—	$—	$43,592	$3,243
Mortgage-backed securities	154,421	2,369	—	—	154,421	2,369
CMOs	635,970	10,672	30,140	221	666,110	10,893

	$833,983	$16,284	$30,140	$221	$864,123	$16,505

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

Securities with carrying values totaling $2.8 billion at June 30, 2013 and $2.6 billion at December 31, 2012 were pledged primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses

Loans, net of unearned income, consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Originated loans:
Commercial non-real estate	$3,564,008	$2,713,385
Construction and land development	722,649	665,673
Commercial real estate	1,638,409	1,548,402
Residential mortgages	988,595	827,985
Consumer	1,340,094	1,351,776

Total originated loans	$8,253,755	$7,107,221

Acquired loans:
Commercial non-real estate	$1,062,916	$1,690,643
Construction and land development	217,611	295,151
Commercial real estate	1,161,500	1,279,546
Residential mortgages	392,282	486,444
Consumer	162,722	202,974

Total acquired loans	$2,997,031	$3,954,758

Covered loans:
Commercial non-real estate	$26,418	$29,260
Construction and land development	26,239	28,482
Commercial real estate	72,345	95,146
Residential mortgages	235,216	263,515
Consumer	70,493	99,420

Total covered loans	$430,711	$515,823

Total loans:
Commercial non-real estate	$4,653,342	$4,433,288
Construction and land development	966,499	989,306
Commercial real estate	2,872,254	2,923,094
Residential mortgages	1,616,093	1,577,944
Consumer	1,573,309	1,654,170

Total loans	$11,681,497	$11,577,802

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following briefly describes the distinction between originated, acquired and covered loans and certain significant accounting policies relevant to each category.

Originated loans

Loans originated for investment are reported at the principal balance outstanding net of unearned income. Interest on loans and accretion of unearned income are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recorded as income as earned. The accrual of interest on an originated loan is discontinued when it is probable that the borrower will not be able to meet payment obligations as they become due. The Company maintains an allowance for loan losses on originated loans that represents management’s estimate of probable losses incurred in this portfolio category. The methodology for estimating the allowance is described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. See Note 1 elsewhere in this document for updates to the allowance methodology for originated and acquired performing loans. As actual losses are incurred, they are charged against the allowance. Subsequent recoveries are added back to the allowance when collected.

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

The loss share receivable is reviewed and updated prospectively as loss estimates related to the covered loans change. Increases in expected reimbursements under the loss sharing agreements from a covered loan pool will lead to an increase in the loss share receivable. A decrease in expected reimbursements is reflected first as a reversal of any previously recorded increase in the loss share receivable on the covered loan pool with the remainder reflected as a reduction in the loss share receivable’s accretion rate. Increases and decreases in the loss share receivable can result in reductions in or additions to the provision for loan losses, which serve to offset the impact on the provision from impairment recognized on the underlying covered loan pool and reversals of previously recognized impairment. The impact on operations of a reduction in the loss share receivable’s accretion rate is associated with an increase in the accretable yield on the underlying loan pool.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the loss share receivable for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended
	June 30, 2013	June 30, 2012
Balance, January 1	$177,844	$231,085
Discount accretion	—	5,000
Charge-offs, write-downs and other losses	1,668	35,844
External expenses qualifying under loss share agreement	6,307	5,072
Payments received from the FDIC	(33,919)	(62,059)

Ending balance	$151,900	$214,942

In the following discussion and tables, certain disaggregated information was not available for the commercial non-real estate, construction and land development and commercial real estate loan categories for 2012. In these instances, combined information for these categories is provided under the caption “commercial loans.”

The following schedule shows activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 and June 30, 2012 as well as the corresponding recorded investment in loans at the end of each period.

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
	Six Months Ended June 30, 2013
(In thousands)
Originated loans:
Allowance for loan losses:
Beginning balance	$20,775	$11,415	$26,959	$6,406	$13,219	$78,774
Charge-offs	(4,200)	(6,365)	(2,871)	(902)	(8,350)	(22,688)
Recoveries	2,338	1,037	1,512	895	3,241	9,023
Net provision for loan losses	11,514	1,644	(6,596)	319	4,409	11,290

Ending balance	$30,427	$7,731	$19,004	$6,718	$12,519	$76,399

Ending balance:
Individually evaluated for impairment	$574	$—	$1,428	$2	$10	$2,014
Collectively evaluated for impairment	$29,853	$7,731	$17,576	$6,716	$12,509	$74,385
Loans:
Ending balance:	$3,564,008	$722,649	$1,638,409	$988,595	$1,340,094	$8,253,755
Individually evaluated for impairment	$9,986	$—	$39,694	$864	$4,153	$54,697
Collectively evaluated for impairment	$3,554,022	$722,649	$1,598,715	$987,731	$1,335,941	$8,199,058

Acquired loans:
Allowance for loan losses:
Beginning balance	$788	$—	$—	$—	$—	$788
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	(743)	8	317	—	—	(418)

Ending balance	$45	$8	$317	$—	$—	$370

Ending balance:
Individually evaluated for impairment	$45	$8	$317	$—	$—	$370
Collectively evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:	$1,062,916	$217,611	$1,161,500	$392,282	$162,722	$2,997,031
Individually evaluated for impairment	$6,484	$787	$2,727	$511	$—	$10,509
Collectively evaluated for impairment	$1,056,432	$216,824	$1,158,773	$391,771	$162,722	$2,986,522

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
	Six Months Ended June 30, 2013
(In thousands)
Covered loans:
Allowance for loan losses:
Beginning balance	$2,162	$5,623	$9,433	$30,471	$8,920	$56,609
Charge-offs	(681)	(2,321)	(2,121)	(516)	(1,091)	(6,730)
Recoveries	90	484	878	2	28	1,482
Net provision for loan losses (a)	404	(367)	1,707	635	4,584	6,963
Increase in FDIC loss share receivable (a)	233	37	752	625	1,229	2,876

Ending balance	$2,208	$3,456	$10,649	$31,217	$13,670	$61,200

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$2,208	$3,456	$10,649	$31,217	$13,670	$61,200
Loans:
Ending balance:	$26,418	$26,239	$72,345	$235,216	$70,493	$430,711
Individually evaluated for impairment	$—	$2,625	$1,203	$393	$—	$4,221
Collectively evaluated for impairment	$26,418	$23,614	$71,142	$234,823	$70,493	$426,490

Total loans:
Allowance for loan losses:
Beginning balance	$23,725	$17,038	$36,392	$36,877	$22,139	$136,171
Charge-offs	(4,881)	(8,686)	(4,992)	(1,418)	(9,441)	(29,418)
Recoveries	2,428	1,521	2,390	897	3,269	10,505
Net provision for loan losses (a)	11,175	1,285	(4,572)	954	8,993	17,835
Increase in FDIC loss share receivable (a)	233	37	752	625	1,229	2,876

Ending balance	$32,680	$11,195	$29,970	$37,935	$26,189	$137,969

Ending balance:
Individually evaluated for impairment	$619	$8	$1,745	$2	$10	$2,384
Collectively evaluated for impairment	$32,061	$11,187	$28,225	$37,933	$26,179	$135,585
Loans:
Ending balance:	$4,653,342	$966,499	$2,872,254	$1,616,093	$1,573,309	$11,681,497
Individually evaluated for impairment	$16,470	$3,412	$43,624	$1,768	$4,153	$69,427
Collectively evaluated for impairment	$4,636,872	$963,087	$2,828,630	$1,614,325	$1,569,156	$11,612,070

(a)	The $7.0 million provision expense for impairment on certain pools of covered loans is reported net of the benefit attributable to the FDIC loss share agreement as reflected by the related increase in the loss share receivable.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

	Commercial	Residential mortgages	Consumer	Total
(In thousands)	Six Months Ended June 30, 2012
Originated loans:
Allowance for loan losses:
Beginning balance	$60,211	$4,894	$18,141	$83,246
Charge-offs	(12,971)	(2,633)	(6,773)	(22,377)
Recoveries	3,065	66	1,981	5,112
Net provision for loan losses	9,888	6,009	(502)	15,395

Ending balance	$60,193	$8,336	$12,847	$81,376

Ending balance:
Individually evaluated for impairment	$8,076	$1,916	$—	$9,992
Collectively evaluated for impairment	$52,117	$6,420	$12,847	$71,384
Loans:
Ending balance:	$3,850,061	$654,149	$1,306,648	$5,810,858
Individually evaluated for impairment	$54,050	$11,628	$—	$65,678
Collectively evaluated for impairment	$3,796,011	$642,521	$1,306,648	$5,745,180

Covered loans:
Allowance for loan losses:
Beginning balance	$18,203	$9,024	$14,408	$41,635
Charge-offs	(19,289)	—	—	(19,289)
Recoveries	—	—	—	—
Net provision for loan losses (a)	2,700	351	(406)	2,645
Increase (decrease) in indemnification asset (a)	22,650	11,189	562	34,401

Ending balance	$24,264	$20,564	$14,564	$59,392

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	$24,264	$20,564	$14,564	$59,392
Loans:
Ending balance:	$196,375	$267,363	$123,996	$587,734
Individually evaluated for impairment	$5,781	$393	$—	$6,174
Collectively evaluated for impairment	$190,594	$266,970	$123,996	$581,560

Total loans:
Allowance for loan losses:
Beginning balance	$78,414	$13,918	$32,549	$124,881
Charge-offs	(32,260)	(2,633)	(6,773)	(41,666)
Recoveries	3,065	66	1,981	5,112
Net provision for loan losses (a)	12,588	6,360	(908)	18,040
Increase (decrease) in indemnification asset (a)	22,650	11,189	562	34,401

Ending balance	$84,457	$28,900	$27,411	$140,768

Ending balance:
Individually evaluated for impairment	$8,076	$1,916	$—	$9,992
Collectively evaluated for impairment	$76,381	$26,984	$27,411	$130,776
Loans:
Ending balance:	$7,888,515	$1,519,711	$1,669,920	$11,078,146
Individually evaluated for impairment	$59,831	$12,021	$—	$71,852
Collectively evaluated for impairment	$7,828,684	$1,507,690	$1,669,920	$11,006,294

Ending balance:
Acquired loans (b)	$3,842,079	$598,199	$239,276	$4,679,554

(a)	The $2.6 million provision expense for impairment of certain pools of covered loans is reported net of the benefit attributable to the FDIC loss share agreement, as reflected by the related increase in the loss share receivable.

(b)	In accordance with purchase accounting rules, the Whitney loans were recorded at their fair value at the time of the acquisition, and the prior allowance for loan losses was eliminated. No allowance had been established on these acquired loans since the acquisition date through June 30, 2012. These loans are included in the ending balance of loans collectively evaluated for impairment.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following tables show the composition of nonaccrual loans by portfolio segment and class. Acquired impaired and certain covered loans are considered to be performing due to the application of the accretion method and are excluded from the table. Covered loans accounted for using the cost recovery method do not have an accretable yield and are disclosed below as nonaccrual loans. Acquired performing loans that have subsequently been placed on nonaccrual status are also disclosed below.

(In thousands)	June 30, 2013
Originated loans:
Commercial non-real estate	$13,328
Construction and land development	25,326
Commercial real estate	39,854
Residential mortgages	14,120
Consumer	6,137

Total originated loans	$98,765

Acquired loans:
Commercial non-real estate	$6,145
Construction and land development	2,221
Commercial real estate	8,121
Residential mortgages	10,875
Consumer	2,385

Total acquired loans	$29,747

Covered loans:
Commercial non-real estate	$—
Construction and land development	2,625
Commercial real estate	1,203
Residential mortgages	393
Consumer	—

Total covered loans	$4,221

Total loans:
Commercial non-real estate	$19,473
Construction and land development	30,172
Commercial real estate	49,178
Residential mortgages	25,388
Consumer	8,522

Total loans	$132,733

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

December 31,
(In thousands)	2012
Originated loans:
Commercial	$91,908
Residential mortgages	7,705
Consumer	3,815

Total originated loans	$103,428

Acquired loans:
Commercial	$16,902
Residential mortgages	10,551
Consumer	2,634

Total acquired loans	$30,087

Covered loans:
Commercial	$3,707
Residential mortgages	393
Consumer	—

Total covered loans	$4,100

Total loans:
Commercial	$112,517
Residential mortgages	18,649
Consumer	6,449

Total loans	$137,615

The amount of interest that would have been recorded on nonaccrual loans and taken into income for the six months ended June 30, 2013 was approximately $3.7 million. Interest actually received on nonaccrual loans during the six months ended June 30, 2013 was $2.1 million.

Included in nonaccrual loans at June 30, 2013 is $20.6 million in restructured commercial loans. Total troubled debt restructurings (TDRs) were $33.7 million as of June 30, 2013 and $32.2 million at December 31, 2012. Acquired and covered impaired loans modified post-acquisition are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The table below details TDRs that occurred during the six months ended June 30, 2013 and June 30, 2012 by portfolio segment (dollar amounts in thousands). During these periods, no loan modified as a TDR defaulted within twelve months of its modification date. All troubled debt restructurings are rated substandard and are considered impaired in calculating the allowance for loan losses.

	Six Months Ended
	June 30, 2013			June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Originated loans:
Commercial non-real estate	1	$926	$921	—	$—	$—
Construction and land development	—	—	—	1	1,593	1,556
Commercial real estate	4	1,332	1,309	2	1,644	1,626
Residential mortgages	1	355	354	1	672	668
Consumer	—	—	—	—	—	—

Total originated loans	6	$2,613	$2,584	4	$3,909	$3,850

Aquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	512	511	—	—	—
Residential mortgages	1	514	514	—	—	—
Consumer	—	—	—	—	—	—

Total acquired loans	2	$1,026	$1,025	—	$—	$—

Covered loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total covered loans	—	$—	$—	—	$—	$—

Total loans:
Commercial non-real estate	1	$926	$921	—	$—	$—
Construction and land development	—	—	—	1	1,593	1,556
Commercial real estate	5	1,844	1,820	2	1,644	1,626
Residential mortgages	2	869	868	1	672	668
Consumer	—	—	—	—	—	—

Total loans	8	$3,639	$3,609	4	$3,909	$3,850

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Loans that are risk rated substandard and doubtful are reviewed for impairment. Those loans that are considered impaired and are greater than $1 million are individually evaluated for impairment. The tables below present loans that are individually evaluated for impairment disaggregated by class at June 30, 2013 and December 31, 2012:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2013	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	17,713	21,582	—	22,500	288
Residential mortgages	329	329	—	437	—
Consumer	1,664	1,693	—	1,689	—

	19,706	23,604	—	24,626	288
With an allowance recorded:
Commercial non-real estate	9,986	10,263	574	10,552	125
Construction and land development	—	—	—	—	—
Commercial real estate	21,981	27,405	1,428	25,048	281
Residential mortgages	535	535	2	178	—
Consumer	2,489	2,572	10	1,708	—

	34,991	40,775	2,014	37,486	406
Total:
Commercial non-real estate	9,986	10,263	574	10,552	125
Construction and land development	—	—	—	—	—
Commercial real estate	39,694	48,987	1,428	47,548	569
Residential mortgages	864	864	2	615	—
Consumer	4,153	4,265	10	3,397	—

Total originated loans	$54,697	$64,379	$2,014	$62,112	$694

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	1,615	1,718	—	1,919	1
Residential mortgages	511	511	—	513	—
Consumer	—	—	—	—	—

	2,126	2,229	—	2,432	1
With an allowance recorded:
Commercial non-real estate	6,484	6,639	45	6,868	63
Construction and land development	787	787	8	262	—
Commercial real estate	1,112	1,112	317	3,806	—
Residential mortgages	—	—	—	2,114	—
Consumer	—	—	—	—	—

	8,383	8,538	370	13,050	63
Total:
Commercial non-real estate	6,484	6,639	45	6,868	63
Construction and land development	787	787	8	262	—
Commercial real estate	2,727	2,830	317	5,725	1
Residential mortgages	511	511	—	2,627	—
Consumer	—	—	—	—	—

Total acquired loans	$10,509	$10,767	$370	$15,482	$64

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2013	Investment	Balance	Allowance	Investment	Recognized
Covered loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	2,625	3,039	—	2,585	—
Commercial real estate	1,203	6,852	—	1,203	—
Residential mortgages	393	787	—	393	—
Consumer	—	—	—	—	—

	4,221	10,678	—	4,181	—
With an allowance recorded:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
Total:
Commercial non-real estate	—	—	—	—	—
Construction and land development	2,625	3,039	—	2,585	—
Commercial real estate	1,203	6,852	—	1,203	—
Residential mortgages	393	787	—	393	—
Consumer	—	—	—	—	—

Total covered loans	$4,221	$10,678	$—	$4,181	$—

Total loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	2,625	3,039	—	2,585	—
Commercial real estate	20,531	30,152	—	25,622	289
Residential mortgages	1,233	1,627	—	1,343	—
Consumer	1,664	1,693	—	1,689	—

	26,053	36,511	—	31,239	289
With an allowance recorded:
Commercial non-real estate	16,470	16,902	619	17,420	188
Construction and land development	787	787	8	262	—
Commercial real estate	23,093	28,517	1,745	28,854	281
Residential mortgages	535	535	2	2,292	—
Consumer	2,489	2,572	10	1,708	—

	40,885	46,741	2,374	48,828	469
Total:
Commercial non-real estate	16,470	16,902	619	17,420	188
Construction and land development	3,412	3,826	8	2,847	—
Commercial real estate	43,624	58,669	1,745	54,476	570
Residential mortgages	1,768	2,162	2	3,635	—
Consumer	4,153	4,265	10	1,689	—

Total loans	$69,427	$85,824	$2,384	$80,067	$758

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commerical	$34,705	$55,101	$—	$23,793	$464
Residential mortgages	2,721	4,874	—	3,255	155
Consumer	—	—	—	—	—

	37,426	59,975	—	27,048	619
With an allowance recorded:
Commerical	35,850	37,917	6,377	41,232	703
Residential mortgages	—	—	—	4,619	—
Consumer	—	—	—	—	—

	35,850	37,917	6,377	45,851	703
Total:
Commerical	70,555	93,018	6,377	65,025	1,167
Residential mortgages	2,721	4,874	—	7,874	155
Consumer	—	—	—	—	—

Total originated loans	$73,276	$97,892	$6,377	$72,899	$1,322

Acquired loans:
With no related allowance recorded:
Commerical	$—	$—	$—	$—	$—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commerical	6,202	6,386	788	1,551	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	6,202	6,386	788	1,551	—
Total:
Commerical	6,202	6,386	788	1,551	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total acquired loans	$6,202	$6,386	$788	$1,551	$—

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Covered loans:
With no related allowance recorded:
Commerical	$3,707	$10,208	$—	$6,008	$—
Residential mortgages	393	787	—	446	—
Consumer	—	—	—	—	—

	4,100	10,995	—	6,454	—
With an allowance recorded:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
Total:
Commerical	3,707	10,208	—	6,008	—
Residential mortgages	393	787	—	446	—
Consumer	—	—	—	—	—

Total covered loans	$4,100	$10,995	$—	$6,454	$—

Total loans:
With no related allowance recorded:
Commerical	$38,412	$65,309	$—	$29,801	$464
Residential mortgages	3,114	5,661	—	3,701	155
Consumer	—	—	—	—	—

	41,526	70,970	—	33,502	619
With an allowance recorded:
Commerical	42,052	44,303	7,165	42,783	703
Residential mortgages	—	—	—	4,619	—
Consumer	—	—	—	—	—

	42,052	44,303	7,165	47,402	703
Total:
Commerical	80,464	109,612	7,165	72,584	1,167
Residential mortgages	3,114	5,661	—	8,320	155
Consumer	—	—	—	—	—

Total loans	$83,578	$115,273	$7,165	$80,904	$1,322

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Covered loans and acquired credit impaired loans with an accretable yield are considered to be current in the following delinquency table. Certain covered loans accounted for using the cost recovery method are disclosed according to their contractual payment status below. The following table presents the age analysis of past due loans at June 30, 2013 and December 31, 2012:

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days
June 30, 2013	past due	past due	past due	past due	Current	Loans	and accruing
	(In thousands)
Originated loans:
Commercial non-real estate	$9,522	$1,900	$3,230	$14,652	$3,549,356	$3,564,008	$115
Construction and land development	2,837	2,704	18,451	23,992	698,657	722,649	3,936
Commercial real estate	7,673	2,577	17,630	27,880	1,610,529	1,638,409	—
Residential mortgages	41	1,727	4,614	6,382	982,213	988,595	—
Consumer	5,315	1,144	3,496	9,955	1,330,139	1,340,094	1,219

Total	$25,388	$10,052	$47,421	$82,861	$8,170,894	$8,253,755	$5,270

Acquired loans:
Commercial non-real estate	$4,640	$464	$2,977	$8,081	$1,054,835	$1,062,916	$731
Construction and land development	909	309	751	1,969	215,642	217,611	—
Commercial real estate	2,283	736	5,624	8,643	1,152,857	1,161,500	591
Residential mortgages	1,663	1,857	6,758	10,278	382,004	392,282	55
Consumer	915	191	1,410	2,516	160,206	162,722	—

Total	$10,410	$3,557	$17,520	$31,487	$2,965,544	$2,997,031	$1,377

Covered loans:
Commercial non-real estate	$—	$—	$—	$—	$26,418	$26,418	$—
Construction and land development	—	—	—	—	26,239	26,239	—
Commercial real estate	—	—	—	—	72,345	72,345	—
Residential mortgages	—	—	274	274	234,942	235,216	—
Consumer	—	4	339	343	70,150	70,493	—

Total	$—	$4	$613	$617	$430,094	$430,711	$—

Total loans:
Commercial non-real estate	$14,162	$2,364	$6,207	$22,733	$4,630,609	$4,653,342	$846
Construction and land development	3,746	3,013	19,202	25,961	940,538	966,499	3,936
Commercial real estate	9,956	3,313	23,254	36,523	2,835,731	2,872,254	591
Residential mortgages	1,704	3,584	11,646	16,934	1,599,159	1,616,093	55
Consumer	6,230	1,339	5,245	12,814	1,560,495	1,573,309	1,219

Total	$35,798	$13,613	$65,554	$114,965	$11,566,532	$11,681,497	$6,647

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days
December 31, 2012	past due	past due	past due	past due	Current	Loans	and accruing
	(In thousands)
Originated loans:
Commercial	$24,398	$16,508	$46,355	$87,261	$4,840,199	$4,927,460	$5,262
Residential mortgages	11,500	3,303	4,100	18,903	809,082	827,985	—
Consumer	10,348	2,150	4,231	16,729	1,335,047	1,351,776	2,474

Total	$46,246	$21,961	$54,686	$122,893	$6,984,328	$7,107,221	$7,736

Acquired loans:
Commercial	$28,791	$4,666	$15,774	$49,231	$3,216,109	$3,265,340	$4,354
Residential mortgages	9,641	1,290	8,996	19,927	466,517	486,444	1,106
Consumer	1,282	430	2,170	3,882	199,092	202,974	47

Total	$39,714	$6,386	$26,940	$73,040	$3,881,718	$3,954,758	$5,507

Covered loans:
Commercial	$—	$—	$3,707	$3,707	$149,181	$152,888	$—
Residential mortgages	—	—	393	393	263,122	263,515	—
Consumer	—	—	—	—	99,420	99,420	—

Total	$—	$—	$4,100	$4,100	$511,723	$515,823	$—

Total loans:
Commercial	$53,189	$21,174	$65,836	$140,199	$8,205,489	$8,345,688	$9,616
Residential mortgages	21,141	4,593	13,489	39,223	1,538,721	1,577,944	1,106
Consumer	11,630	2,580	6,401	20,611	1,633,559	1,654,170	2,521

Total	$85,960	$28,347	$85,726	$200,033	$11,377,769	$11,577,802	$13,243

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following tables present the credit quality indicators of the Company’s various classes of loans at June 30, 2013 and December 31, 2012.

Commercial non-real estate Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	June 30, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$3,409,146	$968,551	$12,222	$4,389,919	$2,610,970	$1,588,435	$14,855	$4,214,260
Pass-Watch	86,956	38,137	164	125,257	32,393	52,361	74	84,828
Special Mention	31,619	28,318	3,474	63,411	23,550	6,267	3,226	33,043
Substandard	36,287	27,119	8,163	71,569	46,472	43,219	8,433	98,124
Doubtful	—	791	2,395	3,186	—	361	2,672	3,033
Loss	—	—	—	—	—	—	—	—

Total	$3,564,008	$1,062,916	$26,418	$4,653,342	$2,713,385	$1,690,643	$29,260	$4,433,288

Construction Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	June 30, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$652,883	$180,615	$1,024	$834,522	$557,511	$249,269	$331	$807,111
Pass-Watch	20,060	4,349	2,217	26,626	13,705	2,993	1,028	17,726
Special Mention	1,449	10,493	—	11,942	30,522	12,248	420	43,190
Substandard	48,257	22,151	8,714	79,122	63,925	30,637	7,311	101,873
Doubtful	—	3	14,284	14,287	10	4	19,392	19,406
Loss	—	—	—	—	—	—	—	—

Total	$722,649	$217,611	$26,239	$966,499	$665,673	$295,151	$28,482	$989,306

Commercial real estate Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	June 30, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$1,485,821	$1,076,076	$7,868	$2,569,765	$1,353,453	$1,173,617	$16,693	$2,543,763
Pass-Watch	34,237	30,453	8,686	73,376	36,507	16,051	15,015	67,573
Special Mention	5,651	6,366	3,306	15,323	29,912	21,116	3,787	54,815
Substandard	112,535	48,605	32,027	193,167	128,088	68,762	31,298	228,148
Doubtful	146	—	20,458	20,604	442	—	28,353	28,795
Loss	19	—	—	19	—	—	—	—

Total	$1,638,409	$1,161,500	$72,345	$2,872,254	$1,548,402	$1,279,546	$95,146	$2,923,094

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Residential Mortgage Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	June 30, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$953,468	$360,870	$123,361	$1,437,699	$804,007	$444,571	$124,605	$1,373,183
Pass-Watch	2,538	5,555	10,279	18,372	3,794	5,096	15,420	24,310
Special Mention	4,317	1,211	2,925	8,453	701	5,251	3,195	9,147
Substandard	28,272	24,614	78,934	131,820	19,483	31,478	95,137	146,098
Doubtful	—	32	19,717	19,749	—	48	25,158	25,206
Loss	—	—	—	—	—	—	—	—

Total	$988,595	$392,282	$235,216	$1,616,093	$827,985	$486,444	$263,515	$1,577,944

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	June 30, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Performing	$1,333,956	$160,337	$70,493	$1,564,786	$1,345,487	$200,292	$99,420	$1,645,199
Nonperforming	6,138	2,385	—	8,523	6,289	2,682	—	8,971

Total	$1,340,094	$162,722	$70,493	$1,573,309	$1,351,776	$202,974	$99,420	$1,654,170

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

•	Loss - Credits classified as Loss are considered uncollectable and are charged off promptly once so classified.

Consumer:

•	Performing – Loans on which payments of principal and interest are less than 90 days past due.

•	Nonperforming – Loans on which payments of principal and interest are more than 90 days past due and on nonaccrual status.

Changes in the carrying amount of acquired impaired loans and accretable yield are presented in the following table for the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30, 2013				December 31, 2012
	Covered		Non-covered		Covered		Non-covered
	Carrying		Carrying		Carrying		Carrying
	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable
	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield
(In thousands)
Balance at beginning of period	$515,823	$115,594	$141,201	$203,186	$671,443	$153,137	$339,452	$130,691
Additions	—	—	—	—	—	—	—	—
Payments received, net	(102,983)	(82)	(65,417)	(26,885)	(200,719)	—	(250,338)	—
Accretion	17,871	(17,871)	18,171	(18,171)	45,099	(45,099)	52,087	(52,087)
Increase (decrease) in expected cash flows based on actual cash flow and changes in cash flow assumptions	—	(7,113)	—	7,175	—	(19,326)	—	23,688
Net transfers from (to) nonaccretable difference to accretable yield	—	18,496	—	(14,623)	—	26,882	—	100,894

Balance at end of period	$430,711	$109,024	$93,955	$150,682	$515,823	$115,594	$141,201	$203,186

4. Fair Value

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

		June 30, 2013
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$155	$—	$155
Municipal obligations	—	53,486	53,486
Corporate debt securities	3,750	—	3,750
Mortgage-backed securities	—	2,352,973	2,352,973
Collateralized mortgage obligations	—	182,989	182,989
Equity securities	5,314	—	5,314

Total available-for-sale securities	9,219	2,589,448	2,598,667

Derivative assets (1)	—	15,632	15,632

Total recurring fair value measurements - assets	$9,219	$2,605,080	$2,614,299

Liabilities
Derivative liabilities (1)	$—	$14,594	$14,594

Total recurring fair value measurements - liabilities	$—	$14,594	$14,594

(1) For further disaggregation of derivative assets and liabilities, see Note 5 - Derivatives.
		December 31, 2012
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$18,265	$—	$18,265
Municipal obligations	—	50,165	50,165
Corporate debt securities	2,250	—	2,250
Mortgage-backed securities	—	1,774,406	1,774,406
Collateralized mortgage obligations	—	198,077	198,077
Equity securities	5,279	—	5,279

Total available-for-sale securities	25,794	2,022,648	2,048,442

Derivative assets (1)	—	20,093	20,093

Total recurring fair value measurements - assets	$25,794	$2,042,741	$2,068,535

Liabilities
Derivative liabilities (1)	$—	$21,100	$21,100

Total recurring fair value measurements - liabilities	$—	$21,100	$21,100

(1)	For further disaggregation of derivative assets and liabilities, see Note 5 - Derivatives.

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

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Collateral-dependent impaired loans are level 2 assets measured at the fair value of the underlying collateral based on third-party appraisals that take into consideration prices in observed transactions or other market-based information such as recent sales activity for similar assets in the property’s market.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Fair Value (continued)

Other real estate owned are level 3 assets that are adjusted to fair value, less estimated selling costs, upon transfer to other real estate owned. Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated selling costs. Fair values are determined by sales agreement or third-party appraisals as discounted for estimated selling costs, information from comparable sales, and marketability of the property.

The following tables present for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$37,390	$—	$37,390
Other real estate owned	—	—	21,452	21,452

Total nonrecurring fair value measurements	$—	$37,390	$21,452	$58,842

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$72,694	$—	$72,694
Other real estate owned	—	—	43,803	43,803

Total nonrecurring fair value measurements	$—	$72,694	$43,803	$116,497

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$843,479	$—	$—	$843,479	$843,479
Available for sale securities	9,219	2,589,448	—	2,598,667	2,598,667
Held to maturity securities	—	1,711,716	—	1,711,716	1,705,251
Loans, net	—	37,390	11,419,598	11,456,988	11,543,528
Loans held for sale	—	20,233	—	20,233	20,233
Accrued interest receivable	47,915	—	—	47,915	47,915
Derivative financial instruments	—	15,632	—	15,632	15,632
Financial liabilities:
Deposits	$—	$—	$15,139,766	$15,139,766	$15,155,938
Federal funds purchased	34,274	—	—	34,274	34,274
Securities sold under agreements to repurchase	793,833	—	—	793,833	793,833
Long-term debt	—	392,233	—	392,233	385,122
Accrued interest payable	4,769	—	—	4,769	4,769
Derivative financial instruments	—	14,594	—	14,594	14,594

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Fair Value (continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,948,679	$—	$—	$1,948,679	$1,948,679
Available for sale securities	25,794	2,022,648	—	2,048,442	2,048,442
Held to maturity securities	—	1,710,465	—	1,710,465	1,668,018
Loans, net	—	72,694	11,494,409	11,567,103	11,441,631
Loans held for sale	—	50,605	—	50,605	50,605
Accrued interest receivable	45,616	—	—	45,616	45,616
Derivative financial instruments	—	20,093	—	20,093	20,093
Financial liabilities:
Deposits	$—	$—	$15,757,044	$15,757,044	$15,744,188
Federal funds purchased	25,704	—	—	25,704	25,704
Securities sold under agreements to repurchase	613,429	—	—	613,429	613,429
Long-term debt	—	410,791	—	410,791	396,589
Accrued interest payable	4,814	—	—	4,814	4,814
Derivative financial instruments	—	21,100	—	21,100	21,100

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values (in thousands) of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in thousands)	Type of Hedge	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$—	$140,000	$—	$—	$—	$298

		$—	$140,000	$—	$—	$—	$298

Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$624,297	$547,477	$14,396	$19,448	$14,163	$20,157
Risk participation agreements	N/A	20,726	—	4	—	3	—
Forward commitments to sell residential mortgage loans	N/A	100,141	115,256	1,221	190	41	590
Interest rate-lock commitments on residential mortgage loans	N/A	74,156	58,135	11	455	387	55

		$819,320	$720,868	$15,632	$20,093	$14,594	$20,802

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

Cash Flow Hedges of Interest Rate Risk

The Company had been party to an interest rate swap agreement with a notional amount of $140 million under which the Company received interest at a variable rate and paid at a fixed rate. This derivative instrument represented by this swap agreement was designated as and qualified as a cash flow hedge of the Company’s forecasted variable cash flows under a variable-rate term borrowing agreement. The swap agreement expired in June 2013.

During the term of the swap agreement, the effective portion of changes in the fair value of the derivative instrument was recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affected earnings. The impact on AOCI was insignificant during 2013 and 2012. There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

Risk participation agreements

The Banks also enter into risk participation agreements under which they may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances where the Banks have assumed credit risk, they are not a direct counterparty to the derivative contract with the borrower and have entered into the risk participation agreement because they are a party to the related loan agreement with the borrower. In those instances in which the Banks have sold credit risk, they are the sole counterparty to the derivative contract with the borrower and have entered into the risk participation agreement because other banks participate in the related loan agreement. The Banks manage their credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on their normal credit review process.

Mortgage banking derivatives

The Banks also enter into certain derivative agreements as part of their mortgage banking activities. These agreements include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a best efforts delivery basis.

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the three month and six month periods ended June 30, 2013 and 2012.

Credit-risk-related Contingent Features

Certain of the Banks’ derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Banks’ credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of a Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of June 30, 2013, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $8.7 million, for which the Banks had posted collateral of $6.2 million.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

Offsetting Assets and Liabilities

Offsetting information in regards to derivative assets and liabilities subject to master netting agreements at June 30, 2013 and December 31, 2012 is presented in the following tables (in thousands):

				Gross Amounts Not Offset in
				the Statement of Financial
As of June 30, 2013				Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$14,400	$—	$14,400	$2,109	$—	$12,291

Total	$14,400	$—	$14,400	$2,109	$—	$12,291

Derivative Liabilities	$14,166	$—	$14,166	$2,109	$6,174	$5,883

Total	$14,166	$—	$14,166	$2,109	$6,174	$5,883

				Gross Amounts Not Offset in
				the Statement of Financial
As of December 31, 2012				Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$19,448	$—	$19,448	$—	$—	$19,448

Total	$19,448	$—	$19,448	$—	$—	$19,448

Derivative Liabilities	$20,455	$—	$20,455	$—	$16,839	$3,616

Total	$20,455	$—	$20,455	$—	$16,839	$3,616

6. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors approved a stock repurchase program on April 30, 2013 that authorizes the repurchase of up to 5% of the Company’s outstanding common stock.

On May 8, 2013 Hancock entered into an accelerated share repurchase (“ASR”) transaction with Morgan Stanley & Co. LLC (“Morgan Stanley”). In the ASR transaction, the Company paid $115 million to Morgan Stanley and received from them approximately 2.8 million shares of Hancock common stock, representing approximately 70% of the estimated total number of shares to be repurchased. The actual number of shares to be delivered to the Company in this ASR transaction will be based generally on the volume-weighted average price per share of the Hancock common stock during the term of the ASR agreement less a specified discount and on the amount paid at inception to Morgan Stanley, subject to certain possible adjustments in accordance with the terms of the ASR agreement. Final settlement of the ASR agreement is scheduled to occur no earlier than November, 2013 and no later than May, 2014. The ASR transaction was treated as two separate transactions: (i) the acquisition of treasury shares on the date the shares were received; and (ii) a forward contract indexed to the Company’s common stock that is classified as equity.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

6. Stockholders’ Equity (continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (AFS), gains and losses associated with pension or other post retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. The net unrealized gain on AFS securities reclassified as securities held to maturity (HTM) during 2012 also continues to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. The components of AOCI are reported net of related tax effects. The components of AOCI and changes in those components are presented in the following table (in thousands).

	Available	HTM Securities		Loss on
	for Sale	Transferred	Employee	Effective Cash
	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, January 1, 2012	$60,478	$—	$(86,923)	$(65)	$(26,510)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	13,908	—	—	(319)	13,589
Transfer of net unrealized gain from AFS to HTM, net of cumulative tax effect	(24,598)	24,598	—	—	—
Reclassification of net (gains) losses realized and included in earnings	(12)	—	3,506	35	3,529
Amortization of unrealized net gain on securities transferred to HTM	—	(2,920)	—	—	(2,920)
Income tax expense (benefit)	5,085	(1,137)	1,313	(111)	5,150

Balance, June 30, 2012	$44,691	$22,815	$(84,730)	$(238)	$(17,462)

Balance, January 1, 2013	$38,854	$19,090	$(80,688)	$(181)	$(22,925)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(86,385)	—	—	(4)	(86,389)
Reclassification of net (gains) losses realized and included in earnings	—	—	3,981	301	4,282
Amortization of unrealized net gain on securities transferred to HTM	—	(5,643)	—	—	(5,643)
Income tax expense (benefit)	(31,544)	(2,038)	1,486	116	(31,980)

Balance, June 30, 2013	$(15,987)	$15,485	$(78,193)	$—	$(78,695)

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

6. Stockholders’ Equity (continued)

The following table shows the line item affected by amounts reclassified from accumulated other comprehensive income:

Amount reclassified from accumulated other comprehensive income (a)
Details about accumulated other comprehensive income components	For six months ended June 30, 2013	For six months ended June 30, 2012	Affected line item in the statement where net income is presented
Gain and losses on sale of AFS	$—	$12	Securities gains (losses)
Income tax expense (benefit)	—	4	Income tax expense (benefit)

Net of tax	$—	8
Amortization of unrealized net gain on securities transferred to HTM	$5,643	$2,920	Interest income/(expense)
Income tax expense (benefit)	2,038	1,137	Income tax expense (benefit)

Net of tax	3,605	1,783
Amortization of defined benefit pension and post-retirement items	$(3,981)	$(3,506)	(b)
Income tax expense (benefit)	(1,486)	(1,313)	Income tax expense (benefit)

Net of tax	(2,495)	(2,193)
Gains and losses on cash flow hedges	$(301)	$(35)	Interest income/(expense)
Income tax expense (benefit)	(105)	(12)	Income tax expense (benefit)

Net of tax	(196)	(23)

Total reclassifications for the period	$914	$(425)	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost (see footnote 9 for additional details).

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

Following is a summary of the information used in the computation of earnings per common share using the two-class method (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income to common shareholders	$46,862	$39,304	$95,438	$57,799
Net income allocated to participating securities - basic and diluted	880	294	1,782	587

Net income allocated to common shareholders - basic and diluted	$45,982	$39,010	$93,656	$57,212

Denominator:
Weighted-average common shares - basic	83,279	84,751	84,071	84,742
Dilutive potential common shares	78	749	82	725

Weighted average common shares - diluted	83,357	85,500	84,153	85,467

Earnings per common share:
Basic	$0.55	$0.46	$1.11	$0.68
Diluted	$0.55	$0.46	$1.11	$0.67

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 1,433,249 and 1,298,940 respectively for the three and six months ended June 30, 2013 and 1,107,467 and 954,326 respectively for the three and six months ended June 30, 2012.

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

A summary of option activity for the six months ended June 30, 2013 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	1,555,296	$38.57
Exercised	(7,134)	23.73
Forfeited or expired	(70,443)	47.66

Outstanding at June 30, 2013	1,477,719	$38.21	4.9	$247

Exercisable at June 30, 2013	1,024,893	$40.95	3.6	$192

The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $0.1 million and $0.4 million, respectively.

A summary of the status of the Company’s nonvested restricted and performance shares as of June 30, 2013 and changes during the six months ended June 30, 2013, is presented below. These restricted and performance shares are subject to service requirements.

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2013	1,684,360	$31.56
Granted	93,936	32.03
Vested	(23,827)	37.00
Forfeited	(42,690)	31.46

Nonvested at June 30, 2013	1,711,779	$31.51

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

8. Share-Based Payment Arrangements (continued)

As of June 30, 2013, there was $33.2 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest. This compensation is expected to be recognized in expense over a weighted-average period of 3.3 years. The total fair value of shares which vested during the six months ended June 30, 2013 and 2012 was $0.7 million and $0.8 million, respectively.

During the six months ended June 30, 2013, the Company granted 67,533 performance shares with an average fair value of $32.84 per share to key members of executive and senior management. The number of 2013 performance shares that ultimately vest at the end of the three-year required service period will be based on the relative rank of Hancock’s three-year total shareholder return (TSR) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of the performance awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

9. Retirement Plans

Effective January 1, 2013, the Company adopted one qualified defined benefit pension plan covering all eligible employees. Eligibility is based on minimum age and service-related requirements as well as job classification. The consolidated plan replaced the separate qualified plans covering legacy Hancock employees (Hancock Plan) and legacy Whitney employees (Whitney Plan). The new qualified plan terms are substantially the same for legacy Hancock employees as those in effect at December 31, 2012 under the Hancock Plan. Retirement benefits for eligible legacy Whitney employees under the new plan will be based on the employee’s accrued benefit under the Whitney Plan as of December 31, 2012 plus any benefit accrued under the new plan based on years of service and compensation beginning in 2013. The Whitney Plan had been closed to new participants since 2008, and benefit accruals had been frozen for all participants other than those meeting certain vesting, age and years of service criteria as of December 31, 2008. Accrued benefits under the nonqualified plan covering certain legacy Whitney employees were frozen as of December 31, 2012 and no future benefits will be accrued under this plan.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

9. Retirement Plans (continued)

The following table shows the components of net periodic benefits cost included in expense for the plans.

	Three Months Ended June 30,
	2013	2012	2013	2012
	Pension benefits		Other Post- retirement Benefits
Service cost	$4,007	$3,247	$55	$48
Interest cost	4,362	4,302	330	361
Expected return on plan assets	(7,701)	(6,350)	—	—
Amortization of prior service cost	—	—	—	(14)
Amortization of net loss	1,463	1,646	823	177
Amortization of transition obligation	—	—	—	1

Net periodic benefit cost	$2,131	$2,845	$1,208	$573

	Six Months Ended June 30,
	2013	2012	2013	2012
	Pension benefits		Other Post- retirement Benefits
Service cost	$7,936	$6,494	$110	$96
Interest cost	8,306	8,603	660	722
Expected return on plan assets	(13,964)	(12,699)	—	—
Amortization of prior service cost	—	—	—	(28)
Amortization of net loss	3,208	3,291	861	354
Amortization of transition obligation	—	—	—	3

Net periodic benefit cost	$5,486	$5,689	$1,631	$1,147

The Company anticipates a total contribution to the pension plan of $10 million for 2013.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

10. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(In thousands)
Income from bank owned life insurance	$2,809	$2,787	$6,108	$5,678
Credit related fees	1,533	1,596	2,974	3,585
Income from derivatives	1,408	728	2,039	1,636
Safety deposit box income	462	488	1,013	1,022
Gain/(loss) on sale of assets	162	837	476	918
Other miscellaneous	2,281	3,105	4,513	8,492

Total other noninterest income	$8,655	$9,541	$17,123	$21,331

11. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(In thousands)
Insurance expense	$1,065	$1,624	$2,131	$3,221
Ad valorem and franchise taxes	2,182	2,216	4,384	4,423
Printing and supplies	1,511	2,203	2,820	4,674
Public relations and contributions	1,269	1,583	2,991	3,762
Travel expense	1,288	1,598	2,401	3,182
Other real estate owned expense, net	3,355	4,607	4,063	7,040
Tax credit investment amortization	1,247	1,512	2,673	3,025
Other miscellaneous	5,037	4,240	12,653	14,823

Total other noninterest expense	$16,954	$19,583	$34,116	$44,150

Other noninterest expense for the three and six months ended June 30, 2012 includes $1.1 million and $7.0 million, respectively, of costs associated with the integration of Whitney’s operations into Hancock.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

12. Segment Reporting

The Company’s reportable operating segments consist of the Hancock segment, which coincides generally with the Company’s Hancock Bank subsidiary, and the Whitney segment, which coincides generally with its Whitney Bank subsidiary. Each of the bank segments offers commercial, consumer and mortgage loans and deposit services as well as certain other services, such as trust and treasury management services. Although the bank segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. In addition, the “Other” column in the following tables includes activities of other consolidated subsidiaries which do not constitute reportable segments under the quantitative and aggregation accounting guidelines. These subsidiaries provide investment services, insurance agency services, insurance underwriting and various other services to third parties.

		Three Months Ended June 30, 2013
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$68,793	$105,614	$6,409	$(1,167)	$179,649
Interest expense	(4,492)	(4,420)	(2,610)	1,052	$(10,470)

Net interest income	64,301	101,194	3,799	(115)	169,179

Provision for loan losses	(3,085)	(3,935)	(1,237)	—	(8,257)
Noninterest income	19,866	32,118	11,924	(11)	63,897
Depreciation and amortization	(3,891)	(3,849)	(320)	—	(8,060)
Other noninterest expense	(54,306)	(86,538)	(13,357)	11	(154,190)

Income before income taxes	22,885	38,990	809	(115)	62,569
Income tax expense	4,493	10,571	643	—	15,707

Net income	$18,392	$28,419	$166	$(115)	$46,862

Goodwill	$94,130	$527,063	$4,482	$—	$625,675
Total assets	$6,562,468	$12,589,429	$2,747,840	$(2,965,436)	$18,934,301

Total interest income from affiliates	$942	$225	$—	$(1,167)	$—
Total interest income from external customers	$67,851	$105,389	$6,409	$—	$179,649

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

12. Segment Reporting (continued)

		Three Months Ended June 30, 2012
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$74,725	$111,110	$5,746	$(1,092)	$190,489
Interest expense	(5,645)	(6,400)	(1,962)	977	(13,030)

Net interest income	69,080	104,710	3,784	(115)	177,459

Provision for loan losses	(4,664)	(2,702)	(659)	—	(8,025)
Noninterest income	20,622	32,493	10,437	—	63,552
Depreciation and amortization	(3,767)	(4,430)	(269)	—	(8,466)
Other noninterest expense	(63,096)	(96,784)	(11,626)	—	(171,506)

Securitites transactions	—	—	—	—	—

Income before income taxes	18,175	33,287	1,667	(115)	53,014
Income tax expense	5,840	7,293	577	—	13,710

Net income	$12,335	$25,994	$1,090	$(115)	$39,304

Goodwill	$94,130	$530,265	$4,482	$—	$628,877
Total assets	$6,448,429	$12,426,207	$2,709,431	$(2,805,360)	$18,778,707

Total interest income from affiliates	$884	$208	$—	$(1,092)	$—
Total interest income from external customers	$73,841	$110,902	$5,746	$—	$190,489

		Six Months Ended June 30, 2013
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$131,606	$223,413	$12,276	$(2,374)	$364,921
Interest expense	(9,435)	(9,579)	(4,857)	2,144	(21,727)

Net interest income	122,171	213,834	7,419	(230)	343,194

Provision for loan losses	(8,507)	(6,915)	(2,413)	—	(17,835)
Noninterest income	38,277	62,912	22,919	(24)	124,084
Depreciation and amortization	(7,589)	(7,830)	(602)	—	(16,021)
Other noninterest expense	(107,281)	(173,401)	(25,173)	24	(305,831)

Income before income taxes	37,071	88,600	2,150	(230)	127,591
Income tax expense	7,183	23,514	1,456	—	32,153

Net income	$29,888	$65,086	$694	$(230)	$95,438

Goodwill	$94,130	$527,063	$4,482	$—	$625,675
Total assets	$6,562,468	$12,589,429	$2,747,840	$(2,965,436)	$18,934,301

Total interest income from affiliates	$1,934	$440	$—	$(2,374)	$—
Total interest income from external customers	$129,672	$222,973	$12,276	$—	$364,921

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

12. Segment Reporting (continued)

		Six Months Ended June 30, 2012
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$127,968	$244,859	$11,539	$(2,161)	$382,205
Interest expense	(12,185)	(14,246)	(3,958)	1,931	(28,458)

Net interest income	115,783	230,613	7,581	(230)	353,747

Provision for loan losses	(2,499)	(16,343)	802	—	(18,040)
Noninterest income	39,438	66,184	19,427	(3)	125,046
Depreciation and amortization	(7,054)	(9,615)	(490)	—	(17,159)
Other noninterest expense	(114,974)	(230,897)	(22,408)	3	(368,276)
Securities transactions	4	1	7	—	12

Income before income taxes	30,698	39,943	4,919	(230)	75,330
Income tax expense	6,375	8,808	2,348	—	17,531

Net income	$24,323	$31,135	$2,571	$(230)	$57,799

Goodwill	$94,130	$530,265	$4,482	$—	$628,877
Total assets	$6,448,429	$12,426,207	$2,709,431	$(2,805,360)	$18,778,707

Total interest income from affiliates	$1,792	$369	$—	$(2,161)	$—
Total interest income from external customers	$126,176	$244,490	$11,539	$—	$382,205

13. New Accounting Pronouncements

In June, the Financial Accounting Standards Board (FASB) issued an Emerging Issues Task Force (EITF) regarding companies with unrecognized tax benefits that have deferred tax assets recorded for net operating loss (NOL) or tax credit carryforwards. An entity should present its unrecognized tax benefits net against the deferred tax assets for all same jurisdiction NOL or similar tax loss carryforwards (e.g., capital losses), or tax credit carryforwards that are available and would be used by the entity to settle additional income taxes resulting from disallowance of the uncertain tax position. Netting will not be limited to only those instances when an unrecognized tax benefit is directly associated with a tax position taken in the same tax year that resulted in recognition of the NOL or tax credit carryforward for that year. The task force decided not to require any new disclosures. However, a public entity will still be required to include the unrecognized tax benefit within its existing income tax disclosures. The changes will be effective for public entities for annual periods (and interim periods within those annual periods) beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

13. New Accounting Pronouncements (continued)

In February 2013, the FASB issued an Accounting Standards Update (ASU) to improve the reporting of amounts reclassified out of accumulated other comprehensive income. The updated guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity must cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. Because this updated guidance impacts only disclosures in financial statements and does not change the current requirements for reporting net income or other comprehensive income in financial statements, its implementation did not impact the Company’s financial condition or results of operations.

In October 2012, the FASB issued an ASU for entities that recognize an indemnification asset as a result of a government-assisted acquisition of a financial institution. When there is a change in the cash flows expected to be collected on the indemnification asset as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The updated guidance will be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company’s current accounting policy complies with the guidance in this update.

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

(Unaudited)

13. New Accounting Pronouncements (continued)

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

OVERVIEW

Recent Economic and Industry Developments

Recent reports from the Federal Reserve point to continued improvement of economic activity throughout most of Hancock’s market area. Activity at energy related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas market areas remained at high levels with expectations of further improvement in the second half of 2013. The travel and tourism industry, which is important to several of the Company’s market areas, continues to see strong demand that exceeds expectations and is forecast to continue into 2014. Retailers are showing mixed results, but recent sales activity continues to exceed prior year levels and a steady rate of growth is expected in the near term. The Texas retail market continues to be a top performer. Consumer spending should be supported by relatively stable prices, modest improvement in labor markets and rising home values, but consumers remain cautious and generally conservative in their spending behavior. Reports on manufacturing activity were generally positive, with expectations of continued improvement for the remainder of 2013.

The real estate markets for both residential and commercial properties continue to show improvement. Sales of existing homes continued to grow, outpacing supply and putting upward pressure on home prices. Sales activity was strongest in our Florida and Texas markets. New home sales and construction are ahead of prior year levels and growing, but demand exceeds supply as some builders have had difficulties with financing and with a shortage of developed lots.

The commercial real estate market continues to improve, with growing demand for office and industrial space in certain market areas and continued high occupancy and rising rental rates for apartments throughout the region. Commercial construction activity has increased in these sectors, although a wider variety of projects may be in the planning stages.

The recovery of the overall U.S. economy continues; however, the rate of growth is not consistent across all regions leading to slow and erratic overall improvement. National unemployment rates continue to decrease, but are still well above desired levels. Competition among financial services firms remains intense for high quality customers, with downward pressure on loan pricing.

The Federal Reserve has responded to the slow and tenuous recovery from the deep recession by taking steps to hold interest rates at unprecedented low levels and has expressed its intent to maintain rates at these levels pending further improvement in the unemployment rate.

Highlights of Second Quarter 2013 Financial Results

Net income for the second quarter of 2013 was $46.9 million, or $0.55 per diluted common share, compared to $48.6 million, or $0.56 per diluted common share, in the first quarter of 2013. Net income was $39.3 million, or $0.46 per diluted common share, in the second quarter of 2012, which included pre-tax merger-related expenses of $11.9 million.

Included in the Company’s second quarter 2013 results are:

•	Approximately $245 million linked-quarter net loan growth, or 9% annualized, and over $760 million, or 7%, year-over-year loan growth (each excluding the FDIC-covered portfolio).

•	Core net interest income (TE) and net interest margin (NIM) remained relatively stable compared to the first quarter of 2013, and combined with growth in fee income, led to improved core revenue.

•	Continued improvement in overall asset quality metrics.

•	Initiated a 5% common stock buyback in May through an accelerated share repurchase (ASR) program, receiving 2.8 million shares to-date.

The Company defines its core results as reported results less the impact of total net purchase accounting adjustments. A reconciliation of the reported net interest margin to core margin is provided in the discussion of “Net Interest Income” below.

Management expects earnings to remain flat to slightly down from current levels for the remainder of 2013, as expected declines and volatility in purchase-accounting loan accretion and other adjustments continue to impact reported results.

The Company remains on track to achieve its efficiency and expense reduction target for the first quarter of 2014. In May of 2013, the Company announced the planned closing of approximately 40 branch locations across its 5-state footprint as part of the expense reduction initiative. In late July 2013, the Company announced agreements to sell 10 of these 40 branch locations. A significant portion of the cost savings targeted for the first quarter of 2014 will be derived from these closures and sales. Currently, the Company plans to close the majority of the branches on August 30, 2013, with the remaining branches scheduled to close or be sold by year-end. Management expects one-time costs associated with the branch sales and closures to be booked in the third quarter of 2013. These costs are expected to be lower than previous guidance of between $18 and $22 million. The branch sales, which are subject to regulatory approvals and certain closing conditions, will be reflected in Hancock’s fourth quarter 2013 financial results. The buyers expect to acquire approximately $54 million in loans and $60 million in deposits booked in these 10 retail branches.

Hancock’s return on average assets (ROA) was 0.99% for the second quarter of 2013, compared to 1.03% in the first quarter of 2013 and 0.83% in the second quarter of 2012. ROA was 1.00% in the second quarter of 2012 on an operating basis, which excludes tax-effected merger-related expenses in that period.

Common shareholders’ equity totaled $2.3 billion at June 30, 2013, down almost $132 million from March 31, 2013. The tangible common equity (TCE) ratio declined 62 basis points (bps) to 8.52% at June 30, 2013. The linked-quarter decline mainly reflects the $115 million (63 bps) used in May 2013 to execute the ASR program to repurchase Hancock Holding Company outstanding common stock. Additionally, while the Company continued to add to its strong capital base through retained earnings, accumulated other comprehensive income (a component of equity) declined $47 million (26 bps) from March 31, 2013. The decline mainly reflects the impact of increased market rates on the valuation of the securities portfolio.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (taxable equivalent or TE) for the second quarter of 2013 totaled $171.8 million, a $4.9 million (3%) decline from the first quarter of 2013. Approximately $4.4 million of this decline was related to a lower level of total purchase-accounting loan accretion on acquired loans in the second quarter of 2013, mainly related to the volatility in excess cash recoveries, as detailed below in the table reconciling the Company’s reported net interest margin to its core margin. Excess cash recoveries include cash collected on certain acquired loan pools with a zero carrying value. Average earning assets were virtually unchanged between these quarterly periods. For internal analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (TE) for the second quarter of 2013 was down $8.5 million (5%) compared to the second quarter of 2012, primarily due to declining loan and investment yields. Total net purchase-accounting adjustments increased net interest income (TE) in the second quarter of 2013 by an additional $5.3 million compared to the second quarter of 2012. Average earning assets for the second quarter of 2013 were up $344 million compared to second quarter of 2012, driven mainly by net loan growth.

The reported net interest margin (TE) for the second quarter of 2013 was 4.17%, down 15 basis points (bps) from the first quarter of 2013 and down 31 bps from the second quarter of 2012. The current quarter’s core margin of 3.38% compressed approximately 3 bps compared to the first quarter of 2013 and approximately 42 bps compared to the second quarter of 2012, mainly from a decline in the core yields on the loan and securities portfolios. The core margin represents reported net interest income (TE) excluding total annualized net purchase-accounting adjustments as a percent of average earning assets. A reconciliation of the Company’s reported and core margins is presented below.

The overall reported yield on earning assets was 4.42% in the second quarter of 2013, a decrease of 18 bps from the first quarter of 2013 and 38 bps from the second quarter of 2012. The reported loan portfolio yield of 5.47% for the current quarter was down 36 bps from the first quarter of 2013 and 57 bps from the second quarter of 2012. Excluding purchase-accounting accretion, the core loan yield of 4.23% in the current quarter was down 18 bps from the first quarter of 2013 and 61 bps from a year earlier. Recent activity in commercial lending has been in very competitively priced segments. The average rates on all new loans booked in the second quarter of 2013 was around 3.20% to 3.25%. The earning asset yield in the second quarter of 2013 benefited from the full-quarter impact of the investment of approximately $1 billion in excess liquidity earning 25 bps into mortgage-backed securities earning approximately 1.65% in the latter half of the first quarter.

The overall cost of funding earning assets was 0.25% in the second quarter of 2013, down 3 bps from the first quarter of 2013 and down 7 bps from the second quarter of 2012. The mix of funding sources was generally stable. Interest-free sources, including noninterest-bearing demand deposits, funded over 30% of earning assets through this period. The overall rate paid on interest-bearing deposits was 0.25% in the current quarter, down slightly from the first quarter of 2013 and 7 bps below the second quarter of 2012. The decreases were primarily due to the impact of the sustained low rate environment on overall deposit rates including the re-pricing of time deposits. The opportunity to re-price time deposits at significantly lower rates over the near term has largely been eliminated.

Net interest income (TE) for the first six months of 2013 totaled $348.6 million, an $11.0 million (3%) decrease from the first half of 2012, primarily due to declining loan and investment yields. Total net purchase-accounting adjustments increased net interest income (TE) for the first half of 2013 by an additional $17.4 million compared to the first six months of 2012. Year-to-date average earning assets were up $306 million (2%) over 2012.

The reported net interest margin for the first six months of 2013 was 4.24% compared to 4.45% in 2012, while the core margin declined to 3.39% in 2013 compared to 3.80% in 2012. Changes in net interest income (TE) and the net interest margin between the year-to-date periods reflected for the most part the same factors that affected the quarterly comparisons.

The following tables detail the components of our net interest income and net interest margin and provide a reconciliation of the Company’s core net interest margin to its reported margin.

	Three Months Ended
	June 30, 2013			March 31, 2013			June 30, 2012
(dollars in millions)	Interest	Volume	Rate	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$103.4	$8,418.1	4.92%	$113.3	$8,284.4	5.54%	$108.8	$7,946.8	5.50%
Mortgage loans	27.5	1,625.7	6.78	25.7	1,626.6	6.31	28.7	1,548.8	7.41
Consumer loans	26.5	1,579.4	6.74	26.5	1,618.9	6.64	28.4	1,644.5	6.92
Loan fees & late charges	1.2			0.6			1.5

Total loans (te)	158.6	11,623.2	5.47	166.1	11,529.9	5.83	167.4	11,140.1	6.04

US Treasury and agency securities	—	0.1	2.67	—	5.6	1.24	0.7	142.1	2.09
CMOs	7.5	1,589.0	1.88	7.1	1,534.8	1.85	8.0	1,578.5	2.02
Mortgage backed securities	13.2	2,593.3	2.04	11.6	2,163.6	2.15	13.9	2,296.1	2.43
Municipals (te)	2.6	233.0	4.51	2.6	217.0	4.71	2.7	266.7	4.11
Other securities	0.1	8.0	2.79	—	8.3	1.96	0.1	9.3	2.79

Total securities (te) (c)	23.4	4,423.4	2.11	21.3	3,929.3	2.17	25.4	4,292.7	2.37

Total short-term investments	0.3	453.6	0.25	0.6	1,058.5	0.25	0.5	733.5	0.26

Average earning assets (te)	$182.3	$16,500.2	4.42%	$188.0	$16,517.7	4.60%	$193.3	$16,166.3	4.80%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1.5	$5,965.8	0.10%	$1.7	$5,982.4	0.11%	$1.8	$5,881.7	0.12%
Time deposits	3.8	2,415.4	0.63	4.1	2,406.8	0.69	5.0	2,604.4	0.77
Public funds	0.9	1,483.3	0.23	1.0	1,608.9	0.25	1.1	1,517.7	0.29

Total interest-bearing deposits	6.2	9,864.5	0.25	6.8	9,998.1	0.27	7.9	10,003.8	0.32

Short-term borrowings	1.1	790.1	0.54	1.3	763.7	0.70	1.6	831.9	0.78
Long-term debt	3.2	393.6	3.28	3.2	396.4	3.27	3.5	380.8	3.72

Total interest-bearing liabilities	$10.5	$11,048.2	0.38%	$11.3	$11,158.2	0.41%	$13.0	$11,216.5	0.47%

Net interest-free funding sources		5,452.0			5,359.5			4,949.8

Total Cost of Funds	$10.5	$16,500.2	0.25%	$11.3	$16,517.7	0.28%	$13.0	$16,166.3	0.32%

Net Interest Spread (te)	$171.8		4.04%	$176.7		4.19%	$180.3		4.33%
Net Interest Margin (te)	$171.8	$16,500.2	4.17%	$176.7	$16,517.7	4.32%	$180.3	$16,166.3	4.48%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans and loans held for sale.
(c)	Average securities does not include unrealized holding gains/losses on available for sale securities.

	Six Months Ended
	June 30, 2013			June 30, 2012
(dollars in millions)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate
Loans (te) (a) (b)	$216.7	$8,351.7	5.23%	$221.3	$7,982.2	5.57%
Mortgage loans	53.2	1,626.1	6.55	55.1	1,549.0	7.12
Consumer loans	53.0	1,599.0	6.69	56.9	1,635.3	6.98
Loan fees & late charges	1.8			2.4

Total loans (te)	324.7	11,576.8	5.65	335.7	11,166.5	6.04

US Treasury and agency securities	—	2.8	1.27	2.0	180.8	2.23
CMOs	14.6	1,562.1	1.86	14.8	1,469.8	2.01
Mortgage backed securities	24.8	2,379.6	2.09	28.3	2,308.9	2.45
Municipals (te)	5.2	225.0	4.61	6.0	275.4	4.36
Other securities	0.1	8.2	2.37	0.2	8.7	4.38

Total securities (te) (c)	44.7	4,177.7	2.14	51.3	4,243.6	2.42

Total short-term investments	0.9	754.4	0.25	1.0	793.2	0.25

Average earning assets (te)	$370.3	$16,508.9	4.51%	$388.0	$16,203.3	4.80%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$3.2	$5,974.0	0.11%	$3.9	$5,753.8	0.14%
Time deposits	7.9	2,411.1	0.66	11.9	2,700.2	0.88
Public funds	1.8	1,545.8	0.24	2.3	1,524.4	0.30

Total interest-bearing deposits	12.9	9,930.9	0.26	18.1	9,978.4	0.36

Short-term borrowings	2.4	777.0	0.62	3.3	847.2	0.77
Long-term debt	6.4	395.0	3.28	7.1	378.1	3.76

Total interest-bearing liabilities	$21.7	11,102.9	0.39%	$28.5	$11,203.7	0.50%

Net interest-free funding sources		5,406.0			4,999.6

Total Cost of Funds	$21.7	$16,508.9	0.27%	$28.5	$16,203.3	0.35%

Net Interest Spread (te)	$348.6		4.12%	$359.5		4.30%
Net Interest Margin (te)	$348.6	$16,508.9	4.24%	$359.5	$16,203.3	4.45%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans and loans held for sale.
(c)	Average securities does not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Reported Net Margin to Core Margin

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net interest income (TE)	$171,822	$176,741	$180,293	$348,563	$359,530
Whitney expected loan accretion:
Performing	12,800	13,700	14,339	26,500	30,012
Credit impaired	15,900	14,600	7,313	30,500	15,313
Peoples First expected loan accretion	4,075	4,502	11,162	8,577	18,362
Escess cash recoveries - total	3,100	7,500	—	10,600	—

Total loan accretion	35,875	40,302	32,814	76,177	63,687
Whitney premium bond amortization	(3,401)	(3,521)	(6,292)	(6,922)	(13,305)
Whitney and Peoples First CD accretion	230	290	880	520	2,001

Total net purchase accounting adjustments (PAAs) impacting net interest income	32,704	37,071	27,402	69,775	52,383

Net interest income (TE) - core	$139,118	$139,670	$152,891	$278,788	$307,147

Average earning assets	$16,500,215	$16,517,702	$16,166,291	$16,508,910	$16,203,247
Net interest margin - reported	4.17%	4.32%	4.48%	4.24%	4.45%
Net purchase accounting adjustments (%)	0.79%	0.91%	0.68%	0.85%	0.65%

Net interest margin - core	3.38%	3.41%	3.80%	3.39%	3.80%

Provision for Loan Losses

Hancock recorded a total provision for loan losses for the second quarter of 2013 of $8.3 million, down from $9.6 million in the first quarter of 2013. The provision for non-covered loans was $7.9 million in the second quarter of 2013, compared to $3.0 million in the first quarter of 2013. The increase was related mainly to the net growth in the originated loan portfolio during the second quarter, including the impact of the migration to the originated portfolio of approximately $380 million of loans previously accounted for in the acquired portfolio.

During the second quarter of 2013, the Company recorded a $1.4 million impairment on certain pools of covered loans, with a related increase of $1.0 million in the Company’s FDIC loss share receivable. The net provision from the covered portfolio was $0.4 million in the second quarter of 2013 compared to $6.6 million for the first quarter of 2013. The first quarter provision included approximately $6.5 million of impairment related to changes in the estimated timing of cash flows which does not result in an offsetting impact on the loss share receivable.

The section below on “Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loans losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans and for acquired performing loans and acquired impaired loans (which includes all covered loans) are described in Note 3 to the consolidated financial statements.

Noninterest Income

Noninterest income totaled $63.9 million for the second quarter of 2013, up $3.7 million (6%) from the first quarter of 2013, and relatively flat compared to second quarter of 2012.

Service charges on deposits totaled $19.9 million for the second quarter of 2013, up $0.8 million compared to the first quarter of 2013, and down $1.0 million from the second quarter of 2012. The linked-quarter increase partly reflects the impact of two additional business days in the second quarter of 2013. Year-to-date, service charge income increased $1.7 million (5%) in 2013 due in part to new and standardized products and services the Company began offering across its footprint in conjunction with the core systems integration in March 2012.

Fees from trust, investment and annuity and insurance fees totaled $19.8 million in the second quarter of 2013, up $2.6 million (15%) linked quarter and $2.7 million (16%) over the second quarter of 2012. In the first six months of 2013, these fee income categories grew $4.3 million (13%) compared to 2012. Improved stock market values and new business were the primary factors contributing to the increases. The linked-quarter fee increase also reflected some seasonality in these lines of business.

Bank card fees and ATM fees totaled $11.4 million in the second quarter of 2013, up $0.3 million (3%) from the first quarter of 2013 due to higher transaction volumes. Compared to the second quarter of 2012, bankcard and ATM fees were down $1.5 million (12%) in the current quarter. Through the first half of 2013, bankcard and ATM fees declined $3.3 million (13%) compared to the first half of 2012. Restrictions on debit card interchange rates arising from the implementation of the Durbin amendment to the Dodd-Frank Act began impacting Whitney Bank in the fourth quarter of 2011 and Hancock Bank at the beginning of the third quarter of 2012. The restrictions reduced Hancock Bank fees by an estimated $2.0 million per quarter. This decline was partially offset by an increase in merchant processing revenue starting in the third quarter of 2012 that was related to the reacquisition of the Company’s merchant business and a change in the terms of the servicing agreement. The reacquisition also added approximately $0.5 million to quarterly expense for the amortization of acquired intangibles.

Fees from secondary mortgage operations in the second quarter of 2013 were down $0.2 million (6%) compared to the first quarter of 2013, and up $1.1 million (37%) from the year-earlier period. Overall, home mortgage origination volumes have benefited as consumers take advantage of historically low rates to refinance or purchase their homes in an improving economic environment. Future production levels will depend on, among other factors, the movement of market interest rates, continued strengthening in the home purchase market, and the level of demand for refinancing.

Other miscellaneous income for the second quarter of 2013 decreased $0.8 million from the second quarter of 2012, and the year-to-date total for 2013 declined $4.0 million. There was no accretion recognized on the FDIC loss share receivable in 2013, compared to $2.0 million recognized in the second quarter of 2012 and $5 million year-to-date in 2012.

The components of noninterest income for the three-month periods ended June 30, 2013, March 31, 2013 and June 30, 2012 and the six-month periods ended June 30, 2013 and 2012 are presented in the following table:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June, 30
(In thousands)	2013	2013	2012	2013	2012
Service charges on deposit accounts	$19,864	$19,015	$20,907	$38,879	$37,181
Trust fees	9,803	8,692	7,983	18,495	16,721
Bank card fees	7,798	7,483	8,075	15,281	16,539
Investment and annuity fees	5,192	4,577	4,607	9,769	9,022
ATM fees	3,601	3,575	4,843	7,176	9,177
Secondary mortgage market operations	4,139	4,383	3,015	8,522	7,017
Insurance commissions and fees	4,845	3,994	4,581	8,839	8,058
Income from bank owned life insurance	2,809	3,299	2,787	6,108	5,678
Credit related fees	1,533	1,441	1,596	2,974	3,585
Income from derivatives	1,408	631	728	2,039	1,636
Safety deposit box income	462	551	488	1,013	1,022
Gain on sale of assets	162	314	837	476	918
Other miscellaneous	2,281	2,232	3,105	4,513	8,492
Securities transactions gain/(loss), net	—	—	—	—	12

Total noninterest income	$63,897	$60,187	$63,552	$124,084	$125,058

Noninterest Expense

Noninterest expense for the second quarter of 2013 totaled $162.3 million, up $2.6 million (2%) from the first quarter of 2013, primarily due to a $2.6 million increase in other real estate expense. The current quarter’s total for noninterest expense was down $5.8 million (3%) from the second quarter of 2012, excluding $11.9 million of merger-related expenses in the earlier period. For the first six months of 2013, total noninterest expense of $321.9 million was down $17.8 million (5%) compared to the first six months of 2012, excluding $45.8 million of merger-related expenses in 2012. The year-over-year decreases are primarily related to cost savings realized as Whitney’s acquired operations were successfully integrated into Hancock, including the impact of branch consolidations and the core systems conversion.

The earlier discussion covering “Highlights of Second Quarter 2013 Financial Results” in the “Overview” section describes the Company’s current expense reduction and efficiency initiative as well as certain actions taken to help achieve targeted reductions in noninterest expense for the first quarter of 2014.

The components of noninterest expense for the three-month periods ended June 30, 2013, March 31, 2013 and June 30, 2012 and the six-month periods ended June 30, 2013 and 2012 are presented in the following table:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(In thousands)	2013	2013	2012	2013	2012
Compensation expense	$71,327	$71,351	$71,581	$142,678	$144,150
Employee benefits	16,268	16,576	17,749	32,844	37,051

Personnel expense	87,595	87,927	89,330	175,522	181,201

Net occupancy expense	12,404	12,326	13,604	24,730	28,005
Equipment expense	4,919	5,301	5,924	10,220	11,801
Data processing expense	12,781	11,534	12,389	24,315	25,541
Professional services expense	8,726	7,946	7,781	16,672	16,343
Amortization of intangibles	7,431	7,555	7,922	14,986	16,226
Telecommunications and postage	5,059	4,028	5,604	9,087	11,380
Deposit insurance and regulatory fees	4,200	3,646	3,903	7,846	7,295
Advertising	2,181	2,177	3,120	4,358	4,660
Insurance expense	1,065	1,066	1,624	2,131	3,221
Ad valorem and franchise taxes	2,182	2,202	2,216	4,384	4,423
Printing and supplies	1,511	1,309	1,978	2,820	3,748
Public relations and contributions	1,269	1,722	1,520	2,991	3,139
Travel expense	1,288	1,113	1,295	2,401	2,411
Other real estate owned expense, net	3,355	708	2,991	4,063	5,424
Tax credit investment amortization	1,247	1,426	1,512	2,673	3,025
Merger-related expenses	—	—	11,914	—	45,827
Other miscellaneous expense	5,037	7,616	5,345	12,653	11,765

Total noninterest expense	$162,250	$159,602	$179,972	$321,852	$385,435

Noninterest expense, excluding merger-related expenses	$162,250	$159,602	$168,058	$321,852	$339,608

Income Taxes

The effective income tax rate for the second quarter of 2013 was approximately 25% for the second and first quarters of 2013 and 26% for the second quarter of 2012. Management expects the effective tax rate to approximate 26% to 27% in 2013.

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

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Per Common Share Data
Earnings per share:
Basic	$0.55	$0.56	$0.46	$1.11	$0.68
Diluted	$0.55	$0.56	$0.46	$1.11	$0.67
Operating earnings per share: (a)
Basic	$0.55	$0.56	$0.55	$1.11	$1.03
Diluted	$0.55	$0.56	$0.55	$1.11	$1.02
Cash dividends per share	$0.24	$0.24	$0.24	$0.48	$0.48
Book value per share (period-end)	$28.57	$29.18	$28.30	$28.57	$28.30
Tangible book value per share (period-end)	$18.83	$19.67	$18.46	$18.83	$18.46
Weighted average number of shares (000s):
Basic	83,279	84,871	84,751	84,071	84,742
Diluted	83,357	84,972	85,500	84,153	85,467
Period-end number of shares (000s)	82,078	84,882	84,774	82,078	84,774
Market data:
High price	$30.93	$33.59	$36.56	$33.59	$36.73
Low price	$25.00	$29.37	$27.96	$25.00	$27.96
Period-end closing price	$30.07	$30.92	$30.44	$30.07	$30.44
Trading volume (000s) (b)	38,599	29,469	39,310	68,068	71,733

(a)	Excludes tax-affected merger related expenses and securities transactions.
(b)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2013	2013	2012	2013	2012
Income Statement:
Interest income	$179,649	$185,272	$190,489	$364,921	$382,205
Interest income (TE)	182,292	187,998	193,323	370,290	387,988
Interest expense	10,470	11,257	13,030	21,727	28,458

Net interest income (TE)	171,822	176,741	180,293	348,563	359,530
Provision for loan losses	8,257	9,578	8,025	17,835	18,040
Noninterest income excluding securities transactions	63,897	60,187	63,552	124,084	125,046
Securities transactions gains	—	—	—	—	12
Noninterest expense	162,250	159,602	179,972	321,852	385,435

Income before income taxes	62,569	65,022	53,014	127,591	75,330
Income tax expense	15,707	16,446	13,710	32,153	17,531

Net income	$46,862	$48,576	$39,304	$95,438	$57,799

Merger-related expenses	—	—	11,913	—	45,827
Securities transactions gains	—	—	—	—	12
Taxes on adjustments	—	—	4,170	—	16,035

Operating income (a)	$46,862	$48,576	$47,047	$95,438	$87,579

(a)	Net income less tax-effected merger costs and securities gains/losses. Management believes that this is a useful financial measure because it enables investors to assess ongoing operations.
(b)	For internal analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2013	2013	2012	2013	2012
Performance Ratios
Return on average assets	0.99%	1.03%	0.83%	1.01%	0.61%
Return on average assets (operating) (a)	0.99%	1.03%	1.00%	1.01%	0.92%
Return on average common equity	7.82%	8.05%	6.62%	7.93%	4.88%
Return on average common equity (operating) (a)	7.82%	8.05%	7.93%	7.93%	7.40%
Tangible common equity ratio	8.52%	9.14%	8.72%	8.52%	8.72%
Earning asset yield (TE)	4.42%	4.60%	4.80%	4.51%	4.80%
Total cost of funds	0.25%	0.28%	0.32%	0.27%	0.35%
Net interest margin (TE)	4.17%	4.32%	4.48%	4.24%	4.45%
Efficiency ratio (b)	65.68%	64.17%	65.67%	64.92%	66.73%
Allowance for loan losses to period-end loans	1.18%	1.20%	1.27%	1.18%	1.27%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	91.43%	87.34%	104.78%	91.43%	104.78%
Average loan/deposit ratio	76.41%	75.30%	73.51%	75.86%	73.30%
Noninterest income excluding securities transactions to total revenue (TE)	27.11%	25.40%	26.06%	26.25%	25.81%

(a)	Excludes tax-effected merger costs and securities gains/losses
(b)	Efficiency ratio is defined as noninterest expense as a percent of total revenue (TE) before amortization of purchased intangibles, merger expenses and securities transactions.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2013	2013	2012	2013	2012
Asset Quality Information
Non-accrual loans (a)	$110,516	$115,289	$113,384	$110,516	$113,384
Restructured loans (b)	33,741	34,390	19,518	33,741	19,518

Total non-performing loans	144,257	149,679	132,902	144,257	132,902
Other real estate (ORE) and foreclosed assets	72,235	79,627	138,118	72,235	138,118

Total non-performing assets	$216,492	$229,306	$271,020	$216,492	$271,020

Non-performing assets to loans, ORE and foreclosed assets	1.84%	1.98%	2.42%	1.84%	2.42%
Accruing loans 90 days past due (a)	$6,647	$8,076	$1,443	$6,647	$1,443
Accruing loans 90 days past due to loans	0.06%	0.07%	0.01%	0.06%	0.01%
Non-performing assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.90%	2.05%	2.43%	1.90%	2.43%
Net charge-offs - non-covered	$7,032	$6,633	$10,211	$13,665	$17,265
Net charge-offs - covered	2,026	3,222	3,499	5,248	19,289
Net charge-offs - non-covered to average loans	0.24%	0.23%	0.37%	0.24%	0.31%
Allowance for loan losses	$137,969	$137,777	$140,768	$137,969	$140,768
Allowance for loan losses to period-end loans	1.18%	1.20%	1.27%	1.18%	1.27%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	91.43%	87.34%	104.78%	91.43%	104.78%
Provision for loan losses	$8,257	$9,578	$8,025	$17,835	$18,040

(a)	Non-accrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan. Non-accrual restructured loans are reported in the total for restructured loans. See Note (b) below.
(b)	Included in restructured loans are $22.2 million, $21.1 million, and $9.7 million in non-accrual loans at 6/30/13, 3/31/13, and 6/30/12, respectively. Total excludes acquired credit-impaired loans.

	Three Months Ended
Supplemental Asset Quality Information (excluding covered assets and acquired loans) (a)	June 30, 2013	March 31, 2013	June 30, 2012
Non-accrual loans (b) (c)	$81,613	$82,194	$100,067
Restructured loans (d)	28,176	28,689	19,518

Total non-performing loans	109,789	110,883	119,585
ORE and foreclosed assets (e)	49,691	55,545	93,339

Total non-performing assets	$159,480	$166,428	$212,924

Non-performing assets to loans and foreclosed assets	1.92%	2.24%	3.61%
Accruing loans 90 days past due	$5,270	$6,113	$1,443
Accruing loans 90 days past due to loans	0.06%	0.08%	0.02%
Non-performing assets + accruing loans 90 days past due to loans and ORE + foreclosed assets	1.98%	2.32%	3.63%
Allowance for loan losses (f) (g)	$76,399	$75,466	$81,376
Allowance for loan losses to period-end loans	0.93%	1.02%	1.40%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	66.40%	64.50%	67.24%

(a)	Acquired loans, including those covered under FDIC loss sharing agreements, are subject to special purchase accounting considerations that impact the determination of the allowance for loan losses and related loss provisions. Management has excluded acquired and covered loans from this table to provide a clearer perspective into asset quality trends underlying the originated loan portfolio.
(b)	Excludes acquired covered loans not accounted for under the accretion method of $4,221, $4,221, and $6,174.
(c)	Excludes non-covered acquired performing loans of $24,682, $28,874, and $7,143.
(d)	Excludes non-covered acquired performing loans of $5,565, $5,701, and $0.
(e)	Excludes covered foreclosed assets of $22,544, $24,082, and $44,779.
(f)	Excludes allowance for loan losses recorded on covered acquired loans of $61,200, $61,868, and $59,392.
(g)	Excludes allowance for loan losses recorded on non-covered acquired-performing loans of $370, $443 and $0.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2013	2013	2012	2013	2012
Period-end Balance Sheet
Total loans, net of unearned income	$11,681,497	$11,482,762	$11,078,146	$11,681,497	$11,078,146
Loans held for sale	20,233	34,813	44,918	20,233	44,918
Securities	4,303,918	4,662,279	4,320,457	4,303,918	4,320,457
Short-term investments	442,917	475,677	650,470	442,917	650,470

Earning assets	16,448,565	16,655,531	16,093,991	16,448,565	16,093,991
Allowance for loan losses	(137,969)	(137,777)	(140,768)	(137,969)	(140,768)
Other assets	2,623,705	2,546,369	2,825,484	2,623,705	2,825,484

Total assets	$18,934,301	$19,064,123	$18,778,707	$18,934,301	$18,778,707

Noninterest bearing deposits	$5,340,177	$5,418,463	$5,040,484	$5,340,177	$5,040,484
Interest bearing transaction and savings deposits	5,965,372	6,017,735	5,876,843	5,965,372	5,876,843
Interest bearing public funds deposits	1,410,866	1,528,790	1,479,378	1,410,866	1,479,378
Time deposits	2,439,523	2,288,363	2,534,115	2,439,523	2,534,115

Total interest bearing deposits	9,815,761	9,834,888	9,890,336	9,815,761	9,890,336

Total deposits	15,155,938	15,253,351	14,930,820	15,155,938	14,930,820
Other borrowed funds	1,213,229	1,116,457	1,193,021	1,213,229	1,193,021
Other liabilities	219,794	217,215	255,504	219,794	255,504
Stockholders’ equity	2,345,340	2,477,100	2,399,362	2,345,340	2,399,362

Total liabilities & stockholders’ equity	$18,934,301	$19,064,123	$18,778,707	$18,934,301	$18,778,707

Average Balance Sheet
Total loans, net of unearned income (a)	$11,623,209	$11,529,928	$11,140,116	$11,576,826	$11,166,496
Securities (b)	4,423,441	3,929,255	4,292,686	4,177,713	4,243,585
Short-term investments	453,565	1,058,519	733,489	754,371	793,166

Earning assets	16,500,215	16,517,702	16,166,291	16,508,910	16,203,247
Allowance for loan losses	(137,815)	(137,110)	(142,991)	(137,465)	(134,031)
Other assets	2,660,432	2,772,059	2,964,097	2,715,938	3,021,242

Total assets	$19,022,832	$19,152,651	$18,987,397	$19,087,383	$19,090,458

Noninterest bearing deposits	$5,346,916	$5,314,648	$5,149,898	$5,330,871	$5,254,701
Interest bearing transaction and savings deposits	5,965,769	5,982,345	5,881,673	5,974,011	5,753,817
Interest bearing public fund deposits	1,483,267	1,608,925	1,517,743	1,545,749	1,524,426
Time deposits	2,415,411	2,406,772	2,604,387	2,411,115	2,700,161

Total interest bearing deposits	9,864,447	9,998,042	10,003,803	9,930,875	9,978,404

Total deposits	15,211,363	15,312,690	15,153,701	15,261,746	15,233,105
Other borrowed funds	1,183,744	1,160,110	1,212,692	1,171,993	1,225,271
Other liabilities	222,656	231,841	233,539	227,224	250,897
Stockholders’ equity	2,405,069	2,448,010	2,387,465	2,426,420	2,381,185

Total liabilities & stockholders’ equity	$19,022,832	$19,152,651	$18,987,397	$19,087,383	$19,090,458

(a)	Includes held for sale
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. As shown in the table below, our ratio of free securities to total securities was 35%, compared to 41% at March 31, 2013 and 27% at December 31, 2012. Free securities represent securities that are not pledged for any purpose, and include unpledged securities assigned to short-term dealer repo agreements or to the Federal Reserve Bank discount window. The decline in the ratio at June 30, 2013 compared to March 31, 2013 was primarily due to the reduction in the investment portfolio to fund loan growth. As discussed later, the Company redeployed approximately $1.0 billion of excess short-term liquidity investments in order from the end of 2012 into the securities portfolio during the latter part of the first quarter of 2013.

Liquidity Metrics

	June 30,	March 31,	December 31,
	2013	2013	2012
Free securities / total securities	35.00%	41.00%	27.00%
Noncore deposits / total deposits	10.07%	8.47%	9.20%
Wholesale funds / core deposits	8.91%	8.00%	7.39%

The liability portion of the balance sheet provides liquidity mainly through various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. Core deposits consist of total deposits less certificates of deposits of $100,000 or more, brokered deposits, and foreign branch deposits. Toward the end of 2012, Hancock Bank issued $200 million of brokered CDs as a precautionary measure in anticipation of possible deposit outflows associated with the expiration of the FDIC TAG Program at December 31, 2012. Those brokered CDS have matured and $100 million of new brokered three-month CDs were issued in the second quarter as a test of part of the Bank’s liquidity contingency plan. Noncore deposits were 10.07% of total deposits at June 30, 2013 up 160 basis points from March 31, 2013, and up 87 basis points from December 31, 2012. Most of the increase from the first quarter of 2013 resulted from the movement of approximately $200 million of excess funds from DDAs into sweep time deposit products by a few commercial customers. Compared to year-end, the impact of this movement of funds on noncore deposits was partially offset by the $100 million net reduction in brokered CDs.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity to meet short-term funding requirements. Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 8.91% of core deposits at June 30, 2013 up 91 bps from March 31, 2013 and 152 bps from December 31, 2012. The increase in this ratio compared to both the prior quarter and year-end is due to both the increase in borrowings under customer repurchase agreements during the first six months of 2013 and the seasonally higher levels of certain core deposit levels at December 31, 2012, as discussed in the section on “Deposits and Short Term Borrowings.” Our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $1.7 billion and borrowing capacity at the Federal Reserve’s discount window in excess of $1.0 billion at June 30, 2013. No amounts had been borrowed under these lines at June 30, 2013 or year-end 2012.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the six months ended June 30, 2013 and 2012.

Dividends received from the Banks have been the primary source of funds available to the Company for the payment of dividends to our stockholders and for servicing debt issued by the holding company. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Banks can distribute to the Company. It is the Company’s policy to maintain assets at the holding company to provide liquidity sufficient to fund five quarters of anticipated stockholder dividends, debt service and operations.

In April, 2013 the Company’s board of directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. The shares may be repurchased through privately negotiated transactions and in the open-market from time to time, depending on market conditions and other factors. The source of funds for the stock buyback program is expected to be upstream dividends from the Banks.

On May 8, 2013 Hancock entered into an accelerated share repurchase (“ASR”) transaction with Morgan Stanley & Co. LLC (“Morgan Stanley”). In the ASR transaction, the Company paid $115 million to Morgan Stanley and received from them approximately 2.8 million shares of Hancock common stock, representing approximately

70% of the estimated total number of shares to be repurchased. The actual number of shares to be delivered to the Company in this ASR transaction will be based generally on the volume-weighted average price per share of the Hancock common stock during the term of the ASR agreement less a specified discount and on the amount paid at inception to Morgan Stanley, subject to certain possible adjustments in accordance with the terms of the ASR agreement. Final settlement of the ASR agreement is scheduled to occur no earlier than November, 2013 and no later than May, 2014. The ASR transaction was treated as two separate transactions: (i) the acquisition of treasury shares on the date the shares were received; and (ii) a forward contract indexed to the Company’s common stock that is classified as equity.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.3 billion at June 30, 2013, down $108 million from December 31, 2012. The tangible common equity ratio decreased to 8.52% at June 30, 2013 from 8.72% at December 31, 2012. These declines reflect the $115 million used in May of 2013 to execute the accelerated share repurchase program as discussed in note 6. The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Both the Company and its bank subsidiaries are required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and 4.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%.

On July 2, 2013 the Federal Reserve Board finalized its rule implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The interim final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier 1 ratio of 4.5 percent of risk-weighted assets, raises the minimum Tier 1 capital ratio from 4 percent to 6 percent of risk-weighted assets and would set a new conservation buffer of 2.5 percent of risk-weighted assets. The final rule is effective for the Company on January 1, 2015; however, the rule allows for transition periods for certain changes, including the conservation buffer. Based on estimated capital ratios as of June 30, 2013 using Basel III definitions, the Company and the Banks currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

At June 30, 2013, our regulatory capital ratios and those of the Banks were well in excess of current regulatory minimum requirements, as indicated in the table below. The Company and the Banks have been categorized as “well capitalized” in the most recent notices received from our regulators. Regulatory capital ratios for the Company and the Banks declined from December 31, 2012 to June 30, 2013 primarily due to execution of the $115 million accelerated share repurchase plan by the Company and dividends paid by the Banks to the parent to facilitate the repurchase. Completion of the stock repurchase plan is not expected to have a significant impact on the capital ratios of the Company or the Banks.

	June 30,	December 31,
	2013	2012
Regulatory ratios:
Total capital (to risk weighted assets)
Company	13.44%	14.33%
Hancock Bank	13.64%	14.51%
Whitney Bank	13.02%	14.25%
Tier 1 capital (to risk weighted assets)
Company	11.99%	12.69%
Hancock Bank	12.38%	13.24%
Whitney Bank	11.86%	12.87%
Tier 1 leverage capital
Company	8.96%	9.11%
Hancock Bank	9.04%	9.17%
Whitney Bank	8.80%	9.24%

(1)	Tier 1 capital generally includes common equity, retained earnings, non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock, reduced by goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets. Total capital consists of Tier 1 capital plus perpetual preferred stock not qualifying as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of allowances for credit losses.
(2)	The risk-weighted asset base is equal to the sum of the aggregate value of assets and credit-converted off-balance sheet items in each risk category as specified in regulatory guidelines, multiplied by the weight assigned by the guidelines to that category.
(3)	The Tier 1 leverage capital ratio is Tier 1 capital divided by average total assets reduced by the deductions for Tier 1 capital noted above.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $4.3 billion at June 30, 2013, down $358 million from the end of March 2013, but up $545 million from December 31, 2012. During the second quarter of 2013, funds from repayments and maturities in the securities portfolio were used primarily to support loan growth. Toward the latter part of the first quarter of 2013, management had redeployed approximately $1.0 billion of excess liquidity to the investment portfolio. This excess liquidity had been accumulated as a precautionary measure against possible deposit outflows in early 2013 upon expiration of the FDIC Transaction Account Guarantee (TAG) Program which provided for unlimited deposit insurance on noninterest-bearing transaction accounts. The Banks did not experience any material deposit outflows as a result of the TAG Program’s expiration.

At June 30, 2013 securities available for sale totaled $2.6 billion and securities held to maturity totaled $1.7 billion. These balances compare to December 31, 2012 totals of $2.0 billion and $1.7 billion, respectively. Our securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return. We invest only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five. At June 30, 2013, the average maturity of the portfolio was 3.35 years with an effective duration of 3.87 and a weighted-average yield of 2.23%. The effective duration increases to 4.30 with a 100 basis point increase in the yield curve and to 4.60 with a 200 basis point increase. At year end, the average maturity of the portfolio was 3.16 years with an effective duration of 2.19 and a weighted-average yield of 2.71%. The changes in these metrics from December 31, 2012 reflect the redeployment of excess liquidity into the securities portfolio.

Loans

Total loans at June 30, 2013 were $11.7 billion, up $199 million (2%) compared to March 31, 2013 and up $104 million (1%) from December 31, 2012. Excluding the FDIC-covered portfolio, total loans increased $245 million (2%) from March 31, 2013 and $189 million compared to year-end 2012. The noncovered loan portfolio was up $760 million (7%) from a year ago.

See Note 3 to the consolidated financial statements for the composition of originated, acquired and covered loans at June 30, 2013 and December 31, 2012. Originated loans include all loans not included in the acquired and covered loan portfolios described as follows. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011 and that continue to be subject to purchase accounting considerations. Acquired loans include those that were performing satisfactorily at the acquisition date (acquired performing) and loans acquired with evidence of credit deterioration (acquired impaired). Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. Certain differences in the accounting for originated loans and for acquired performing and acquired impaired loans (which include all covered loans) are described in Note 3 to the consolidated financial statements.

Considered together, originated and acquired commercial non-real estate (C&I) loans were up a net $223 million since year-end 2012, with most of the growth in the second quarter of 2013. New C&I loan activity was solid across many markets in the Company’s footprint during the first six months of 2013, with the largest contributions from the Texas, Louisiana and Florida markets.

The Company’s commercial customer base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers totaled approximately $1.0 billion at June 30, 2013, up approximately $100 million from December 31, 2012. The majority of the O&G portfolio is with customers providing transportation and other services and products to support exploration and production activities. The Banks lend mainly to middle-market and smaller commercial entities, although they do participate in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared credits funded at June 30, 2013 totaled approximately $1.3 billion, up approximately $100 million from the last quarter and $200 million from December 31, 2012. Approximately $640 million of shared national credits were with O&G customers at June 30, 2013, up $40 million from March 31, 2013, and up $150 million from year-end.

Construction and land development loans (C&D) loans and commercial real estate (CRE) loans in the originated and acquired portfolios decreased a net $49 million over the first six months of 2013. CRE loans include loans on both income-producing properties as well as properties used by borrowers in commercial operations. The largest component of new lending activity during 2013 has been on properties used by smaller C&I customers. Overall, opportunities for funding new quality projects in the current environment, while improving, remain limited.

Residential mortgages in the originated and acquired portfolios were up a net $45 million during the second quarter and $66 million over the first six months of 2013, reflecting in part an increased emphasis on portfolio lending with certain market segments. Consumer loans decreased by a net $52 million over this period.

Total covered loans at June 30, 2013 were down $46 million from March 31, 2013 and $85 million from December 31, 2012, reflecting normal repayments, charge-offs and foreclosures. The covered portfolio will continue to decline over the terms of the loss share agreements.

Allowance for Loan Losses and Asset Quality

The Company’s total allowance for loan losses was $138.0 million at June 30, 2013, compared to $137.8 million at March 31, 2013. The ratio of the allowance to period-end loans was 1.18% at June 30, 2013, down slightly from 1.20% at March 31, 2013. The allowance maintained on the originated portion of the loan portfolio totaled $76.4 million, or 0.93% of related loans, at June 30, 2013, as compared to $75.5 million, or 1.02%, at March 31, 2013. During the second quarter of 2013, in order to better refine the process and reflect the activity in the Bank’s loan portfolios at a more granular level, management revised the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses for the originated and acquired performing loan portfolios. There were no changes in the methodology for the specific reserve analysis on loans considered to be impaired or acquired credit-impaired loans. The change in the methodology, which is described Note 1 to the consolidated financial statements included elsewhere in this report, was implemented as of April 1, 2013 and resulted in no change in the total amount of allowance for loan losses.

The Company recorded a total provision for loan losses for the second quarter of 2013 of $8.3 million, down from $9.6 million in the first quarter of 2013. The increase in the provision for non-covered loans to $7.9 million in the second quarter of 2013, compared to $3.0 million in the first quarter of 2013, was related mainly to the net growth in the originated loan portfolio during the second quarter. $380 million of loans previously accounted for in the acquired portfolio migrated to the originated portfolio. These were mainly revolving credit relationships with C&I customers that had renewed beyond their maturity dates.

During the second quarter of 2013, the Company recorded $1.4 million of impairment on certain pools of covered loans, with a related increase of $1.0 million in the Company’s FDIC loss share receivable. The net provision from the covered portfolio was $0.4 million in the second quarter of 2013 compared to $6.6 million for the first quarter of 2013. The first quarter provision included approximately $6.5 million of impairment related to changes in the estimated timing of cash flows which does not result in an offsetting impact on the loss share receivable.

Net charge-offs from the non-covered loan portfolio were $7.0 million, or 0.24% of average total loans on an annualized basis in the second quarter of 2013 compared to $6.6 million, or 0.23% of average total loans in the first quarter of 2013.

In the following tables, certain disaggregated information was not available for the commercial non-real estate, construction and land development and commercial real estate loans categories for 2012. In these instances, combined information for these categories is provided under the caption “commercial loans.”

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Allowance for loan losses at beginning of period	$137,777	$136,171	$142,337	$136,171	$124,881
Loans charged-off:
Non-covered loans:
Commercial	—	—	7,213	—	12,971
Commercial non real estate	121	4,079	—	4,200	—
Commercial and land development	5,348	1,017	—	6,365	—
Commercial real estate	750	2,121	—	2,871	—
Residential mortgages	856	46	1,846	902	2,633
Consumer	4,376	3,974	3,652	8,350	6,773

Total non-covered charge-offs	11,451	11,237	12,711	22,688	22,377

Covered loans:
Commercial	—	—	3,499	—	19,289
Commercial non real estate	681	—	—	681	—
Commercial and land development	283	2,038	—	2,321	—
Commercial real estate	689	1,432	—	2,121	—
Residential mortgages	463	53	—	516	—
Consumer	483	608	—	1,091	—

Total covered charge-offs	2,599	4,131	3,499	6,730	19,289

Total charge-offs	14,050	15,368	16,210	29,418	41,666

Recoveries of loans previously charged-off:
Non-covered loans:
Commercial	—	—	1,586	—	3,065
Commercial non real estate	1,358	980	—	2,338	—
Commercial and land development	372	665	—	1,037	—
Commercial real estate	729	783	—	1,512	—
Residential mortgages	526	369	—	895	66
Consumer	1,434	1,807	914	3,241	1,981

Total non-covered recoveries	4,419	4,604	2,500	9,023	5,112

Covered loans:
Commercial	—	—	—	—	—
Commercial non real estate	90	—	—	90	—
Commercial and land development	142	342	—	484	—
Commercial real estate	322	556	—	878	—
Residential mortgages	2	—	—	2	—
Consumer	17	11	—	28	—

Total covered recoveries	573	909	—	1,482	—

Total recoveries	4,992	5,513	2,500	10,505	5,112

Net charge-offs - non-covered	7,032	6,633	10,211	13,665	17,265
Net charge-offs - covered	2,026	3,222	3,499	5,248	19,289

Total net charge-offs	9,058	9,855	13,710	18,913	36,554

Provision for loan losses before FDIC benefit - covered loans	1,355	8,484	5,146	9,839	37,025
Benefit attributable to FDIC loss share agreement	(993)	(1,883)	(4,116)	(2,876)	(34,401)
Provision for loan losses non-covered loans	7,895	2,977	6,995	10,872	15,416

Provision for loan losses, net	8,257	9,578	8,025	17,835	18,040
Increase in FDIC loss share receivable	993	1,883	4,116	2,876	34,401

Allowance for loan losses at end of period	$137,969	$137,777	$140,768	$137,969	$140,768

Ratios:
Gross charge-offs - non-covered to average loans	0.40%	0.39%	0.46%	0.40%	0.40%
Recoveries - non-covered to average loans	0.15%	0.16%	0.09%	0.16%	0.09%
Net charge-offs - non-covered to average loans	0.24%	0.23%	0.37%	0.24%	0.31%
Allowance for loan losses to period-end loans	1.18%	1.20%	1.27%	1.18%	1.27%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus real estate owned (ORE) and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

June 30,
2013
(In thousands)
Loans accounted for on a non-accrual basis:
Commercial non-real estate loans	$12,746
Commercial non-real estate loans - restructured	6,727

Total commercial non-real estate loans	19,473

Construction and land development loans	18,199
Construction and land development loans - restructured	11,973

Total construction and land development loans	30,172

Commercial real estate loans	45,661
Commercial real estate loans - restructured	3,517

Total commercial real estate loans	49,178

Residential mortgage loans	25,388
Residential mortgage loans - restructured	—

Total residential mortgage loans	25,388

Consumer loans	8,522

Total non-accrual loans	132,733

Restructured loans:
Commercial non-real estate loans - non-accrual	6,727
Construction and land development loans - non-accrual	11,973
Commercial real estate loans - non-accrual	3,517
Residential mortgage loans - non-accrual	—
Consumer loans - non-accrual	—

Total restructured loans - non-accrual	22,217

Commercial non-real estate loans - still accruing	3,138
Construction and land development loans - still accruing	4,178
Commercial real estate loans - still accruing	3,708
Residential mortgage loans - still accruing	500
Consumer loans - still accruing	—

Total restructured loans - still accruing	11,524

Total restructured loans	33,741

ORE and foreclosed assets	72,235

Total non-performing assets*	$216,492

Loans 90 days past due still accruing	$6,647

Ratios:
Non-performing assets to loans plus ORE and foreclosed assets	1.84%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	91.43%
Loans 90 days past due still accruing to loans	0.06%

*	Includes total non-accrual loans, total restructured loans - still accruing and ORE and foreclosed assets

December 31,
2012
(In thousands)
Loans accounted for on a non-accrual basis:
Commercial loans	$98,103
Commercial loans - restructured	14,414

Total commercial loans	112,517

Residential mortgage loans	17,285
Residential mortgage loans - restructured	1,364

Total residential mortgage loans	18,649

Consumer loans	6,449

Total non-accrual loans	137,615

Restructured loans:
Commercial loans - non-accrual	14,414
Residential mortgage loans - non-accrual	1,364

Total restructured loans - non-accrual	15,778

Commercial loans - still accruing	15,888
Residential mortgage loans - still accruing	549

Total restructured loans - still accruing	16,437

Total restructured loans	32,215

ORE and foreclosed assets	102,072

Total non-performing assets*	$256,124

Loans 90 days past due still accruing	$13,243

Ratios:
Non-performing assets to loans plus ORE and foreclosed assets	2.19%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	81.40%
Loans 90 days past due still accruing to loans	0.11%

*	Includes total non-accrual loans, total restructured loans - still accruing and ORE and foreclosed assets

Nonperforming assets (NPAs), which exclude loans that were credit impaired at the time of the Whitney and Peoples First acquisitions, totaled $216 million at June 30, 2013, down $13 million from March 31, 2013 and $40 million from December 31, 2012. Nonperforming assets as a percent of total loans, ORE, and other foreclosed assets was 1.84% at June 30, 2013, compared to 1.98% at March 31, 2013 and 2.19% at December 31, 2012. The decrease in overall NPAs in the first half of 2013 reflects a net reduction of $30 million in ORE properties and a $10 million reduction in nonperforming loans. Future levels of ORE may be volatile in the near term due to ongoing activity related to the covered portfolio and the anticipated closings of certain bank locations in connection with the Company’s overall efficiency initiative.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and Federal funds sold, declined $1.1 billion from December 31, 2012 to a total of $443 million at June 30, 2013. Average short-term investments for the second quarter of 2013 were down $605 million (57%) compared to the first quarter of 2013. As discussed earlier in the section on “Securities,” during the latter part of the first quarter of 2013, management redeployed the excess short-term investments it had accumulated toward the end of 2012 in anticipation of possible increased demands on liquidity from the expiration of the TAG Program.

Deposits

Total deposits were $15.2 billion at June 30, 2013, down less than 1% from March 31, 2013, and down $588 million (4%) from December 31, 2012. Average deposits for the second quarter of 2013 were also down less than 1% from the first quarter of 2013.

Noninterest-bearing demand deposits (DDAs) declined by $78 million (1%) during the second quarter to $5.3 billion at June 30, 2013, and were down $239 million (5%) from December 31, 2012. These decreases reflected mainly the movement of some excess funds from DDAs to sweep time deposit products by a few commercial customers and some normal year-end seaonality in the DDa deposit base. DDAs at the end of the second quarter of 2013 were up almost $300 million (6%) from a year earlier. Noninterest-bearing demand deposits comprised 35% of total period-end deposits at June 30, 2013 compared to 36% at both March 31, 2013 and year-end 2012 and 34% at June 30, 2012. Interest-bearing public fund deposits totaled $1.4 billion at June 30, 2013, down $118 million from March 31, 2013 and $169 million (11%) from year-end 2012. Public fund entities typically carry higher balances at year end, with subsequent reduction throughout the first half of the year.

Time deposits totaled $2.4 billion at June 30, 2013, up $151 million from March 31, 2013 but down $62 million from year-end 2012. Balances in sweep time deposit products increased $258 million from the end of 2012, almost entirely during the second quarter. This increase was due primarily to the movement of funds from DDAs by some commercial customers, as mentioned earlier. Certificates of deposits (CDs) were down $321 million (14%) compared to December 31, 2012, partially due to a net $100 million reduction in brokered CDs. Low yields available to customers on CD maturities continue to drive reductions in CD balances.

Short-Term Borrowings

At June 30, 2013, short-term borrowings totaled $828 million, up $189 million (30%) from December 31, 2012. Short-term borrowings totaled $833 million at June 30, 2012. Securities sold under agreements to repurchase are the main source of short-term borrowings. These agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Banks, the amounts available over time can be volatile. Customer repos are $677 million at the end of the current quarter, compared to $571 million at March 31, 2013 and $833 million at June 30, 2012.

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

The following table shows the commitments to extend credit and letters of credit at June 30, 2013 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Commitments to extend credit	$4,526,747	$2,335,691	$846,310	$791,182	$553,564
Letters of credit	428,207	273,169	66,193	39,897	48,948

Total	$4,954,954	$2,608,860	$912,503	$831,079	$602,512

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

During the second quarter of 2013, in order to better refine the process and reflect the activity in the Banks’ loan portfolios at a more granular level, management revised the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses for the originated portfolio. The change in the methodology, which is described in Note 1 to the consolidated financial statements included elsewhere in this report, was implemented as of April 1, 2013 and resulted in no change in the total amount of allowance for loan losses.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 13 to our Consolidated Financial Statements included elsewhere in this report.

SEGMENT REPORTING

Note 12 to the consolidated financial statements provides information about the Company’s reportable operating segments and presents comparative financial information for these operating segments for the three month and six month periods ended June 31, 2013 and June 31, 2012.

Net income in the second quarter of 2013 for the Hancock segment totaled approximately $18.4 million, up $6.1 million from the same period in 2012. Net interest income declined $4.8 million mainly due to reduced earning asset yields. Noninterest expense decreased $4.4 million, excluding $4.5 million in merger-related expenses from the second quarter of 2012 mainly due to movement of allocated overhead expenses between the Banks.

Net income for the Whitney segment in the second quarter of 2013 totaled approximately $28.4 million, up $2.4 million from the same period in 2012. Excluding tax-effected merger-related expenses in the prior year period, net income for the Whitney segment is down $2.5 million from the second quarter of 2012. Net interest income declined $3.5 million between these periods also due to reduced earning asset yields. Noninterest expense decreased $2.7 million, excluding $7.4 million of merger-related expenses from the second quarter of 2012 mainly due to synergies realized from successful integration of operations with Hancock, including the impact of branch consolidations and the core systems conversion.

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

Hancock measures its interest rate sensitivity primarily by running net interest income simulations. The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, re-pricing and maturity characteristics of the existing and projected balance sheet. The table below presents the results of simulations run as of June 30, 2013, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive as compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
Stable	0.00%
+100	1.70%
+200	4.52%
+300	7.66%

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

Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended June 30, 2013.

	(a)	(b)	(c)	(d)
	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under plans or programs
Apr. 1, 2013 - Apr. 30, 2013	—	$—	—	4,244,098
May 1, 2013 - May 31, 2013	2,817,640	28.57	2,817,640	1,426,458
Jun. 1, 2013 - Jun. 30, 2013	—	—	—	1,426,458

Total	2,817,640	$—	2,817,640

(1)	The Company publicly announced its stock buy-back program on April 30, 2013.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officers pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ Carl J. Chaney
Carl J. Chaney President & Chief Executive Officer

/s/ John M. Hairston
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer

Date:	August 8, 2013

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officers pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

*	Compensatory plan or arrangement