Form 10-Q
period 2013-09-30
HANCOCK HOLDING CO
filed 2013-11-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

82,108,866 common shares were outstanding as of November 1, 2013.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	unaudited
ASSETS
Cash and due from banks	$425,693	$448,491
Interest-bearing bank deposits	446,617	1,498,985
Federal funds sold	15,696	1,203
Securities available for sale, at fair value (amortized cost of $1,435,823 and $1,986,882)	1,458,120	2,048,442
Securities held to maturity (fair value of $2,653,867 and $1,710,465)	2,666,082	1,668,018
Loans held for sale	18,444	50,605
Loans	11,751,958	11,595,512
Less: allowance for loan losses	(138,223)	(136,171)
unearned income	(17,486)	(17,710)

Loans, net	11,596,249	11,441,631

Property and equipment, net of accumulated depreciation of $169,178 and $160,592	450,233	477,864
Prepaid expenses	22,899	55,359
Other real estate, net	85,357	101,442
Accrued interest receivable	42,039	45,616
Goodwill	625,675	628,877
Other intangible assets, net	167,116	189,409
Life insurance contracts	376,908	367,317
FDIC loss share receivable	124,096	177,844
Deferred tax asset, net	153,893	128,385
Other assets	126,729	134,997

Total assets	$18,801,846	$19,464,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$5,479,696	$5,624,127
Interest-bearing savings, NOW, money market and time	9,575,175	10,120,061

Total deposits	15,054,871	15,744,188

Short-term borrowings	782,779	639,133
Long-term debt	376,664	396,589
Accrued interest payable	5,694	4,814
Other liabilities	225,396	226,483

Total liabilities	16,445,404	17,011,207

Stockholders’ equity
Common stock—$3.33 par value per share; 350,000,000 shares authorized, 82,106,957 and 84,847,796 issued and outstanding, respectively	273,416	282,543
Capital surplus	1,554,135	1,647,638
Retained earnings	613,662	546,022
Accumulated other comprehensive loss, net	(84,771)	(22,925)

Total stockholders’ equity	2,356,442	2,453,278

Total liabilities and stockholders’ equity	$18,801,846	$19,464,485

See notes to condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$158,892	$166,334	$479,525	$497,840
Securities-taxable	21,318	21,141	62,242	67,889
Securities-tax exempt	1,176	1,422	3,615	4,377
Federal funds sold and other short term investments	253	308	1,178	1,304

Total interest income	181,639	189,205	546,560	571,410

Interest expense:
Deposits	5,851	7,519	18,785	25,654
Short-term borrowings	1,074	1,514	3,448	4,776
Long-term debt and other interest expense	3,184	2,916	9,603	9,977

Total interest expense	10,109	11,949	31,836	40,407

Net interest income	171,530	177,256	514,724	531,003
Provision for loan losses	7,569	8,101	25,404	26,141

Net interest income after provision for loan losses	163,961	169,155	489,320	504,862

Noninterest income:
Service charges on deposit accounts	20,519	20,834	59,398	58,015
Trust fees	9,477	7,743	27,972	24,464
Bank card and ATM fees	12,221	11,870	34,678	37,586
Investment and annuity fees	5,186	4,269	14,955	13,291
Secondary mortgage market operations	2,467	4,311	10,989	11,328
Insurance commissions and fees	3,661	4,045	12,500	12,103
Other income	9,526	9,770	26,649	31,101
Securities gains, net	—	917	—	929

Total noninterest income	63,057	63,759	187,141	188,817

Noninterest expense:
Compensation expense	73,037	76,173	215,715	223,945
Employee benefits	16,340	17,202	49,184	54,881

Personnel expense	89,377	93,375	264,899	278,826

Net occupancy expense	12,369	13,358	37,099	41,784
Equipment expense	5,127	5,212	15,347	19,046
Data processing expense	12,031	11,005	36,346	39,523
Professional services expense	10,899	9,447	27,571	49,207
Amortization of intangibles	7,306	8,110	22,292	24,336
Telecommunications and postage	4,397	5,313	13,484	17,068
Deposit insurance and regulatory fees	3,789	3,833	11,635	11,128
Advertising	2,858	2,243	7,216	12,263
Other expense	34,052	17,818	68,168	61,968

Total noninterest expense	182,205	169,714	504,057	555,149

Income before income taxes	44,813	63,200	172,404	138,530
Income taxes	11,611	16,216	43,764	33,747

Net income	$33,202	$46,984	$128,640	$104,783

Basic earnings per common share	$0.40	$0.55	$1.51	$1.23

Diluted earnings per common share	$0.40	$0.55	$1.51	$1.22

Dividends paid per share	$0.24	$0.24	$0.72	$0.72

Weighted avg. shares outstanding-basic	82,091	84,777	83,404	84,757

Weighted avg. shares outstanding-diluted	82,205	85,632	83,496	85,525

See notes to condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$33,202	$46,984	$128,640	$104,783
Other comprehensive income:
Net change in unrealized gains and losses	(9,685)	10,821	(96,074)	24,410
Reclassification adjustment for net losses realized and included in earnings	1,553	842	5,835	4,371
Amortization of unrealized net gain on securities transferred to held-to-maturity	(1,456)	(2,725)	(7,099)	(5,645)

Other comprehensive income, before income taxes	(9,588)	8,938	(97,338)	23,136
Income tax expense (benefit)	(3,512)	3,263	(35,492)	8,413

Other comprehensive (loss)/income	(6,076)	5,675	(61,846)	14,723

Comprehensive income	$27,126	$52,659	$66,794	$119,506

See notes to condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	(Loss)/Income, net	Total
Balance, January 1, 2012	84,705,496	$282,069	$1,634,634	$476,970	$(26,510)	$2,367,163

Net income	—	—	—	104,783	—	104,783
Other comprehensive income	—	—	—	—	14,723	14,723
Cash dividends declared ($0.72 per common share)	—	—	—	(61,915)	—	(61,915)
Common stock activity, long-term incentive plan	76,398	254	9,480	—	—	9,734

Balance, September 30, 2012	84,781,894	$282,323	$1,644,114	$519,838	$(11,787)	$2,434,488

Balance, January 1, 2013	84,847,796	$282,543	$1,647,638	$546,022	$(22,925)	$2,453,278

Net income	—	—	—	128,640	—	128,640
Other comprehensive income	—	—	—	—	(61,846)	(61,846)

Comprehensive income	—	—	—	128,640	(61,846)	66,794
Cash dividends declared ($0.72 per common share)	—	—	—	(61,000)	—	(61,000)
Common stock activity, long-term incentive plan	76,801	256	12,114	—	—	12,370
Purchase of common stock	(2,817,640)	(9,383)	(105,617)	—	—	(115,000)

Balance, September 30, 2013	82,106,957	$273,416	$1,554,135	$613,662	$(84,771)	$2,356,442

See notes to condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128,640	$104,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,178	25,228
Provision for loan losses	25,404	26,141
Losses on other real estate owned	3,519	17,901
Writedowns on closed branch transfers to other real estate owned	8,450	4,586
Deferred tax expense	20,807	35,557
Increase in cash surrender value of life insurance contracts	(8,764)	(8,617)
Net decrease in loans originated for sale	35,497	21,989
Net amortization of securities premium/discount	27,095	38,241
Amortization of intangible assets	22,292	24,390
Stock-based compensation expense	10,435	7,718
Increase (decrease) in interest payable and other liabilities	7,673	(38,797)
Funds collected under FDIC loss share agreements	60,886	84,130
Increase in FDIC loss share receivable	(7,108)	(55,690)
Decrease in other assets	43,091	34,322
Other, net	9,092	(2,132)

Net cash provided by operating activities	411,187	319,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	37,661
Proceeds from maturities of securities available for sale	510,886	880,438
Purchases of securities available for sale	(1,017,578)	(208,775)
Proceeds from maturities of securities held to maturity	419,334	263,357
Purchases of securities held to maturity	(450,661)	(560,435)
Net decrease in interest-bearing bank deposits	1,052,369	865,590
Net increase in federal funds sold and short term investments	(14,493)	(1,228)
Net increase in loans	(229,913)	(324,495)
Purchases of property, equipment and intangible assets	(25,855)	(34,815)
Proceeds from sales of other real estate	70,220	76,427
Other, net	(7,280)	5,919

Net cash provided by investing activities	307,029	999,644

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(689,317)	(940,629)
Net increase (decrease) in short-term borrowings	143,646	(295,820)
Repayments of long-term debt	(26,469)	(52,065)
Issuance of long-term debt	6,544	6,502
Dividends paid	(61,000)	(61,916)
Repurchase of common stock	(115,000)	—
Proceeds from exercise of stock options	582	1,210

Net cash used in financing activities	(741,014)	(1,342,718)

NET DECREASE IN CASH AND DUE FROM BANKS	(22,798)	(23,324)
CASH AND DUE FROM BANKS, BEGINNING	448,491	437,947

CASH AND DUE FROM BANKS, ENDING	$425,693	$414,623

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$42,070	$63,917
Transfers from available for sale securities to held to maturity securities	983,162	1,523,585

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

Critical Accounting Policies and Estimates

Allowance for Loan Losses

The allowance for loan and lease losses (ALLL) is a valuation account available to absorb losses on loans. The ALLL is maintained at an amount sufficient to cover the estimated credit losses associated with the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the inherent losses in the existing loan portfolio based on a number of factors, including the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

The analysis and methodology for estimating the ALLL include two primary elements. A loss rate analysis which incorporates a historical loss rate as updated for current conditions is used for loans collectively evaluated for impairment, and a specific reserve analysis is used for loans individually evaluated for impairment.

During the second quarter of 2013, management revised the methodology for the loss-rate analysis for the originated and acquired-performing loan portfolios due to the increased size and complexity of the Company’s commercial loan portfolio. The primary changes in the methodology were to segment loans with similar risk characteristics at a more granular level and to lengthen the period used for analyzing loss emergence and estimating loss factors. The changes were implemented as of April 1, 2013 and resulted in no material change in the total amount of the allowance for loan losses. Management made the following principal changes to the methodology during the second quarter of 2013:

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation (continued)

Critical Accounting Policies (continued)

•	Established a more granular stratification of the major loan segments to enhance the homogeneity of the loan classes. For the loss-rate analysis, the Company previously segmented loans into three primary groups—commercial, residential mortgage and consumer. The revised loan segments are commercial non-real estate, construction and land development, commercial real estate, residential mortgage and consumer. Both quantitative and qualitative factors are applied at the more detailed portfolio segments.

•	Included portfolio risk ratings in loss-rate analysis. Commercial loans (commercial non-real estate, construction and land development and commercial real estate) are further subdivided by risk rating, and retail loans (residential mortgage and consumer) are further subdivided by delinquency. Previously, the methodology indirectly incorporated risk ratings and delinquencies.

•	Lengthened the loss emergence period. The Company uses an eighteen month loss emergence period for commercial loans and a twelve month loss emergence period for retail loans. Historical loss rates are calculated for each commercial segment using a weighted average of three eighteen-month periods over a fourteen quarter look-back period, and for each retail segment using a weighted average of three twelve-month periods over a twelve quarter look-back period. Previously, historical loss rates for all loan segments were calculated using an average of three twelve month loss emergence periods over a three year look back period. As circumstances dictate, management will make adjustments to the loss history to reflect differences in current conditions as compared to those during the historical loss period. Conditions to be considered include problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, and changes in competition and regulations.

There were no changes in the methodology for the specific reserve analysis for loans individually evaluated for impairment or acquired credit-impaired loans.

There were no other material changes or developments with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2012.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow (in thousands):

Securitites Available for Sale

	September 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$615	$6	$1	$620	$18,246	$19	$—	$18,265
Municipal obligations	43,573	197	122	43,648	49,608	571	14	50,165
Mortgage-backed securities	1,337,251	29,214	6,495	1,359,970	1,715,524	58,903	21	1,774,406
CMOs	46,288	—	1,256	45,032	196,723	1,354	—	198,077
Corporate debt securities	3,500	—	—	3,500	2,250	—	—	2,250
Other equity securities	4,596	774	20	5,350	4,531	752	4	5,279

	$1,435,823	$30,191	$7,894	$1,458,120	$1,986,882	$61,599	$39	$2,048,442

Securitites Held to Maturity

	September 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$100,000	$688	$—	$100,688	$—	$—	$—	$—
Municipal obligations	195,662	1,137	5,291	191,508	164,493	16,017	—	180,510
Mortgage-backed securities	995,686	9,273	2,118	1,002,841	180,397	3,429	—	183,826
CMOs	1,374,734	2,615	18,519	1,358,830	1,323,128	23,942	941	1,346,129

	$2,666,082	$13,713	$25,928	$2,653,867	$1,668,018	$43,388	$941	$1,710,465

During the third quarter of 2013, approximately $1.0 billion of securities available for sale were reclassified as securities held to maturity. Management determined that the reclassified securities were not needed for liquidity purposes and that the Company had the ability and intent to hold the securities to maturity. The reclassified securities consisted of mortgage-backed securities and CMOs. The securities were transferred at fair value on the date of their reclassification, which became the cost basis for the securities held to maturity. The unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $56.8 million, and continues to be reported, net of tax, as a component of accumulated other comprehensive income. This net unrealized loss will be amortized to interest income over the remaining life of the securities as a yield adjustment, which will serve to offset the impact of the accretion of the net discount created in the transfer. There were no gains or losses recognized as a result of this transfer.

The following table presents the amortized cost and fair value of debt securities at September 30, 2013 by final contractual maturity (in thousands). Actual maturities will differ from final contractual maturities because of scheduled and early principal payments on mortgage-backed securities and CMOs and rights to call or repay other obligations with or without penalties.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

	Amortized	Fair
	Cost	Value
Debt Securities Available for Sale
Due in one year or less	$23,895	$24,010
Due after one year through five years	130,419	130,124
Due after five years through ten years	154,962	161,485
Due after ten years	1,121,951	1,137,151

Total available for sale debt securities	$1,431,227	$1,452,770

	Amortized	Fair
	Cost	Value
Debt Securities Held to Maturity
Due in one year or less	$107,697	$108,407
Due after one year through five years	669,896	655,554
Due after five years through ten years	121,588	117,864
Due after ten years	1,766,901	1,772,042

Total held to maturity securities	$2,666,082	$2,653,867

The Company held no securities classified as trading at September 30, 2013 or December 31, 2012.

The details for securities classified as available for sale with unrealized losses as of September 30, 2013 follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$—	$—	$104	$1	$104	$1
Municipal obligations	13,647	122	—	—	13,647	122
Mortgage-backed securities	144,859	6,488	379	7	145,238	6,495
CMOs	45,032	1,256	—	—	45,032	1,256
Equity securities	3,290	19	2	1	3,292	20

	$206,828	$7,885	$485	$9	$207,313	$7,894

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

The details for securities classified as available for sale with unrealized losses as of December 31, 2012 follows (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municipal obligations	$5,278	$14	$—	$—	$5,278	$14
Mortgage-backed securities	57,752	14	1,097	7	58,849	21
Equity securities	268	2	2	2	270	4

	$63,298	$30	$1,099	$9	$64,397	$39

The details for securities classified as held to maturity with unrealized losses as of September 30, 2013 follows (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municpal obligations	$115,901	$5,252	$1,253	$39	$117,154	$5,291
Mortgage-backed securities	147,019	2,118	—	—	147,019	2,118
CMOs	720,157	17,377	280,855	1,142	1,001,012	18,519

	$983,077	$24,747	$282,108	$1,181	$1,265,185	$25,928

The details for securities classified as held to maturity with unrealized losses as of December 31, 2012 follows (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
CMOs	$87,852	$259	$54,445	$682	$142,297	$941

	$87,852	$259	$54,445	$682	$142,297	$941

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

Securities with carrying values totaling $2.6 billion at both September 30, 2013 and December 31, 2012 were pledged primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses

Loans, net of unearned income, consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Originated loans:
Commercial non-real estate	$3,633,490	$2,713,385
Construction and land development	738,983	665,673
Commercial real estate	1,816,402	1,548,402
Residential mortgages	1,124,649	827,985
Consumer	1,387,243	1,351,776

Total originated loans	$8,700,767	$7,107,221

Acquired loans:
Commercial non-real estate	$967,485	$1,690,643
Construction and land development	158,228	295,151
Commercial real estate	1,038,287	1,279,546
Residential mortgages	347,054	486,444
Consumer	130,649	202,974

Total acquired loans	$2,641,703	$3,954,758

Covered loans:
Commercial non-real estate	$24,340	$29,260
Construction and land development	23,197	28,482
Commercial real estate	60,280	95,146
Residential mortgages	223,494	263,515
Consumer	60,691	99,420

Total covered loans	$392,002	$515,823

Total loans:
Commercial non-real estate	$4,625,315	$4,433,288
Construction and land development	920,408	989,306
Commercial real estate	2,914,969	2,923,094
Residential mortgages	1,695,197	1,577,944
Consumer	1,578,583	1,654,170

Total loans	$11,734,472	$11,577,802

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following briefly describes the distinction between originated, acquired and covered loans and certain significant accounting policies relevant to each category.

Originated loans

Loans originated for investment are reported at the principal balance outstanding net of unearned income. Interest on loans and accretion of unearned income are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recorded as income as earned. The accrual of interest on an originated loan is discontinued when it is probable that the borrower will not be able to meet payment obligations as they become due. The Company maintains an allowance for loan losses on originated loans that represents management’s estimate of probable losses incurred in this portfolio category. The methodology for estimating the allowance is described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. See Note 1 elsewhere in this document for updates to the allowance methodology for originated and acquired-performing loans. As actual losses are incurred, they are charged against the allowance. Subsequent recoveries are added back to the allowance when collected.

Acquired loans

Acquired loans are those loans that were purchased in the Whitney Holding Corporation acquisition on June 4, 2011. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing (“acquired-performing”) and those with evidence of credit deterioration (“acquired-impaired”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The factors considered in segregating the acquired portfolio are detailed in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The fair value estimate for each pool of acquired-performing and acquired-impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

The difference at the acquisition date between the fair value and the contractual amounts due of an acquired-performing loan pool (the “fair value discount”) is accreted into income over the estimated life of the pool. Management estimates an allowance for loan losses for acquired-performing loans using a methodology similar to that used for originated loans. The allowance determined for each loan pool is compared to the remaining fair value discount for that pool. If the allowance is greater than the fair value discount, the excess is added to the reported allowance through a provision for loan losses. If the allowance is less than the fair value discount, no additional allowance or provision is recognized. Actual losses first reduce any remaining fair value discount for the loan pool. Once the discount is fully depleted, losses are applied against the allowance established for that pool. Acquired-performing loans are placed on nonaccrual status and considered and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

The excess of cash flows expected to be collected from an acquired-impaired loan pool over the pool’s carrying value is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the pool. Each pool of acquired-impaired loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Acquired-impaired loans in pools with an accretable yield and expected cash flows that are reasonably estimable are considered to be accruing and performing even though collection of contractual payments on individual loans within the pool may be in doubt, because the pool is the unit of accounting. Management recasts the estimate of cash flows expected to be collected on each acquired-impaired loan pool at each reporting date. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Acquired-impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment.

Covered loans and the related loss share receivable

The loans purchased in the 2009 acquisition of Peoples First Community Bank (Peoples First) are covered by two loss share agreements between the FDIC and the Company that afford the Company significant loss protection. These covered loans are accounted for as acquired-impaired loans as described above. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferable if the loans are sold. The fair value of the loss share receivable at acquisition was estimated by discounting projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the agreements. The discounted amount is accreted into non-interest income over the shorter of the remaining life of the covered loan pool or the life of the loss share agreement.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the loss share receivable for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2013	2012
Balance, January 1	$177,844	$231,085
Accretion (amortization)	(590)	5,000
Charge-offs, write-downs and other losses	(190)	36,685
External expenses qualifying under loss share agreement	7,918	7,422
Payments received from the FDIC	(60,886)	(84,130)

Ending balance	$124,096	$196,062

In the following discussion and tables, certain disaggregated information was not available for the commercial non-real estate, construction and land development and commercial real estate loan categories for 2012. In these instances, combined information for these categories is provided under the caption “commercial loans.”

The following schedule shows activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 and September 30, 2012 as well as the corresponding recorded investment in loans at the end of each period.

		Construction
	Commercial	and land	Commercial	Residential
	non-real estate	development	real estate	mortgages	Consumer	Total
(In thousands)	Nine Months Ended September 30, 2013
Originated loans
Allowance for loan losses:
Beginning balance	$20,775	$11,415	$26,959	$6,406	$13,219	$78,774
Charge-offs	(5,199)	(7,548)	(3,718)	(1,549)	(13,372)	(31,386)
Recoveries	3,381	1,243	2,340	991	4,336	12,291
Net provision for loan losses	11,152	2,072	(3,698)	64	8,152	17,742

Ending balance	$30,109	$7,182	$21,883	$5,912	$12,335	$77,421

Ending balance:
Individually evaluated for impairment	$325	$211	$946	$—	$—	$1,482
Collectively evaluated for impairment	$29,784	$6,971	$20,937	$5,912	$12,335	$75,939
Loans:
Ending balance:	$3,633,490	$738,983	$1,816,402	$1,124,649	$1,387,243	$8,700,767
Individually evaluated for impairment	$8,911	$16,044	$21,170	$—	$—	$46,125
Collectively evaluated for impairment	$3,624,579	$722,939	$1,795,232	$1,124,649	$1,387,243	$8,654,642

Acquired loans
Allowance for loan losses:
Beginning balance	$788	$—	$—	$—	$—	$788
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	(788)	—	463	—	—	(325)

Ending balance	$—	$—	$463	$—	$—	$463

Ending balance:
Individually evaluated for impairment	$—	$—	$463	$—	$—	$463
Collectively evaluated for impairment	$—	$—	$—	$—	$—	$—
Acquired-impaired	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:	$967,485	$158,228	$1,038,287	$347,054	$130,649	$2,641,703
Individually evaluated for impairment	$2,179	$730	$2,371	$502	$—	$5,782
Collectively evaluated for impairment	$946,339	$142,418	$1,010,484	$341,165	$130,544	$2,570,950
Acquired-impaired	$18,967	$15,080	$25,432	$5,387	$105	$64,971

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Construction
	Commercial	and land	Commercial	Residential
	non-real estate	development	real estate	mortgages	Consumer	Total
(In thousands)	Nine Months Ended September 30, 2013
Covered loans
Allowance for loan losses:
Beginning balance	$2,162	$5,623	$9,433	$30,471	$8,920	$56,609
Charge-offs	(681)	(1,784)	(4,316)	(947)	(1,145)	(8,873)
Recoveries	90	554	2,395	13	67	3,119
Net provision for loan losses (a)	(328)	(1,600)	1,197	4,723	3,995	7,987
Increase in FDIC loss share receivable (a)	447	(314)	(732)	1,261	835	1,497

Ending balance	$1,690	$2,479	$7,977	$35,521	$12,672	$60,339

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$—	$—	$—	$—	$—	$—
Acquired-impaired	$1,690	$2,479	$7,977	$35,521	$12,672	$60,339
Loans:
Ending balance:	$24,340	$23,197	$60,280	$223,494	$60,691	$392,002
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$—	$—	$—	$—	$—	$—
Acquired-impaired	$24,340	$23,197	$60,280	$223,494	$60,691	$392,002

Total loans
Allowance for loan losses:
Beginning balance	$23,725	$17,038	$36,392	$36,877	$22,139	$136,171
Charge-offs	(5,880)	(9,332)	(8,034)	(2,496)	(14,517)	(40,259)
Recoveries	3,471	1,797	4,735	1,004	4,403	15,410
Net provision for loan losses (a)	10,036	472	(2,038)	4,787	12,147	25,404
Increase in FDIC loss share receivable (a)	447	(314)	(732)	1,261	835	1,497

Ending balance	$31,799	$9,661	$30,323	$41,433	$25,007	$138,223

Ending balance:
Individually evaluated for impairment	$325	$211	$1,409	$—	$—	$1,945
Collectively evaluated for impairment	$29,784	$6,971	$20,937	$5,912	$12,335	$75,939
Acquired-impaired	$1,690	$2,479	$7,977	$35,521	$12,672	$60,339
Loans:
Ending balance:	$4,625,315	$920,408	$2,914,969	$1,695,197	$1,578,583	$11,734,472
Individually evaluated for impairment	$11,090	$16,774	$23,541	$502	$—	$51,907
Collectively evaluated for impairment	$4,570,918	$865,357	$2,805,716	$1,465,814	$1,517,787	$11,225,592
Acquired-impaired	$43,307	$38,277	$85,712	$228,881	$60,796	$456,973

(a)	The $8.0 million provision expense for impairment on certain pools of covered loans is reported net of the benefit attributable to the FDIC loss share agreement as reflected by the related increase in the loss share receivable.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Residential
	Commercial	mortgages	Consumer	Total
(In thousands)	Nine Months Ended September 30, 2012
Originated loans
Allowance for loan losses:
Beginning balance	$60,211	$4,894	$18,141	$83,246
Charge-offs	(18,036)	(4,889)	(11,663)	(34,588)
Recoveries	4,225	310	3,060	7,595
Net provision for loan losses	12,618	4,336	6,542	23,496

Ending balance	$59,018	$4,651	$16,080	$79,749

Ending balance:
Individually evaluated for impairment	$8,469	$133	$—	$8,602
Collectively evaluated for impairment	$50,549	$4,518	$16,080	$71,147
Loans:
Ending balance:	$4,465,736	$757,471	$1,357,987	$6,581,194
Individually evaluated for impairment	$78,337	$7,524	$—	$85,861
Collectively evaluated for impairment	$4,387,399	$749,947	$1,357,987	$6,495,333

Covered loans
Allowance for loan losses:
Beginning balance	$18,203	$9,024	$14,408	$41,635
Charge-offs	(22,839)	—	—	(22,839)
Recoveries	—	—	—	—
Net provision for loan losses (a)	12,744	2,196	(12,295)	2,645
Increase in FDIC loss share receivable (a)	22,650	11,189	562	34,401

Ending balance	$30,758	$22,409	$2,675	$55,842

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	$—	$—	$—	$—
Acquired-impaired	$30,758	$22,409	$2,675	$55,842
Loans:
Ending balance:	$176,724	$271,618	$107,390	$555,732
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	$—	$—	$—	$—
Acquire-impaired	$176,724	$271,618	$107,390	$555,732

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

	Commercial	Residential mortgages	Consumer	Total
(In thousands)	Nine Months Ended September 30, 2012
Total loans
Allowance for loan losses:
Beginning balance	$78,414	$13,918	$32,549	$124,881
Charge-offs	(40,875)	(4,889)	(11,663)	(57,427)
Recoveries	4,225	310	3,060	7,595
Net provision for loan losses (a)	25,362	6,532	(5,753)	26,141
Increase in FDIC loss share receivable (a)	22,650	11,189	562	34,401

Ending balance	$89,776	$27,060	$18,755	$135,591

Ending balance:
Individually evaluated for impairment	$8,469	$133	$—	$8,602
Collectively evaluated for impairment	$50,549	$4,518	$16,080	$71,147
Acquired-impaired	$30,758	$22,409	$2,675	$55,842
Loans:
Ending balance:	$8,187,469	$1,561,640	$1,685,339	$11,434,448
Individually evaluated for impairment	$78,337	$7,524	$—	$85,861
Collectively evaluated for impairment (b)	$7,758,832	$1,259,767	$1,577,265	$10,595,864
Acquired-impaired	$350,300	$294,349	$108,074	$752,723

(a)	The $2.6 million provision expense for impairment on certain pools of covered loans is reported net of the benefit attributable to the FDIC loss share agreements as reflected by the related increase in the loss share receivable.
(b)	In accordance with purchase accounting rules, acquired non-impaired loans were recorded at their fair value at the time of acquisition with no carryover of losses and are included in the ending balance of loans collectively evaluated for impairment. No allowance had been established on these acquired loans as of September 30, 2012.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following tables show the composition of nonaccrual loans by portfolio segment and class. Acquired-impaired and certain covered loans are considered to be performing due to the application of the accretion method and are excluded from the table. Covered loans accounted for using the cost recovery method do not have an accretable yield and are disclosed below as nonaccrual loans. Acquired-performing loans that have subsequently been placed on nonaccrual status are also disclosed below.

(In thousands)	September 30, 2013	December 31, 2012
Originated loans:
Commercial non-real estate	$14,118	$18,941
Construction and land development	19,817	32,777
Commercial real estate	39,695	40,190
Residential mortgages	13,148	7,705
Consumer	4,684	3,815

Total originated loans	$91,462	$103,428

Acquired loans:
Commercial non-real estate	$3,381	$4,326
Construction and land development	2,025	5,967
Commercial real estate	6,123	6,609
Residential mortgages	9,664	10,551
Consumer	1,890	2,634

Total acquired loans	$23,083	$30,087

Covered loans:
Commercial non-real estate	$3	$—
Construction and land development	2,624	2,487
Commercial real estate	1,179	1,220
Residential mortgages	942	393
Consumer	415	—

Total covered loans	$5,163	$4,100

Total loans:
Commercial non-real estate	$17,502	$23,267
Construction and land development	24,466	41,231
Commercial real estate	46,997	48,019
Residential mortgages	23,754	18,649
Consumer	6,989	6,449

Total loans	$119,708	$137,615

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The amount of interest that would have been recognized on nonaccrual loans for the nine months ended September 30, 2013 was approximately $4.9 million. Interest actually received and taken into income on nonaccrual loans during the nine months ended September 30, 2013 was $4.1 million.

Included in nonaccrual loans at September 30, 2013 is $19.1 million in restructured commercial loans. Total troubled debt restructurings (TDRs) were $29.7 million as of September 30, 2013 and $32.2 million at December 31, 2012. Individual acquired and covered impaired loans modified post-acquisition are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

The table below details TDRs that occurred during the nine months ended September 30, 2013 and September 30, 2012 by portfolio segment and TDRs that subsequently defaulted within twelve months of modification (dollar amounts in thousands). All troubled debt restructurings are rated substandard and individually evaluated for impairment.

	Nine Months Ended
	September 30, 2013			September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Originated loans:
Commercial non-real estate	1	$926	$913	1	$790	$790
Construction and land development	—	—	—	—	—	—
Commercial real estate	4	1,332	1,270	9	9,475	8,582
Residential mortgages	1	456	343	2	711	561
Consumer	—	—	—	—	—	—

Total originated loans	6	$2,714	$2,526	12	$10,976	$9,933

Aquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	512	476	—	—	—
Residential mortgages	1	514	500	—	—	—
Consumer	—	—	—	—	—	—

Total acquired loans	2	$1,026	$976	—	$—	$—

Covered loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total covered loans	—	$—	$—	—	$—	$—

Total loans:
Commercial non-real estate	1	$926	$913	1	$790	$790
Construction and land development	—	—	—	—	—	—
Commercial real estate	5	1,844	1,746	9	9,475	8,582
Residential mortgages	2	970	843	2	711	561
Consumer	—	—	—	—	—	—

Total loans	8	$3,740	$3,502	12	$10,976	$9,933

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Nine Months Ended
	September 30, 2013		September 30, 2012
Troubled Debt Restructurings That Subsequently Defaulted:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Originated loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	2	1,787
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total originated loans	—	$—	2	$1,787

Aquired loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total acquired loans	—	$—	—	$—

Covered loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total covered loans	—	$—	—	$—

Total loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	2	1,787
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total loans	—	$—	2	$1,787

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Loans that are risk rated substandard and doubtful are reviewed for impairment. Those loans that are determined to be impaired and greater than $1 million are individually evaluated for impairment. The tables below present loans that are individually evaluated for impairment disaggregated by class at September 30, 2013 and December 31, 2012:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
September 30, 2013	Investment	Balance	Allowance	Investment	Recognized
			(In thousands)
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$848	$1,073	$—	$212	$12
Construction and land development	9,798	11,431	—	2,450	53
Commercial real estate	6,608	8,430	—	18,527	344
Residential mortgages	—	—	—	328	—
Consumer	—	—	—	1,267	—

	17,254	20,934	—	22,784	409
With an allowance recorded:
Commercial non-real estate	8,063	8,365	325	9,929	167
Construction and land development	6,246	6,246	211	1,562	40
Commercial real estate	14,562	14,866	946	22,427	413
Residential mortgages	—	—	—	134	—
Consumer	—	—	—	1,281	—

	28,871	29,477	1,482	35,333	620
Total:
Commercial non-real estate	8,911	9,438	325	10,141	179
Construction and land development	16,044	17,677	211	4,012	93
Commercial real estate	21,170	23,296	946	40,954	757
Residential mortgages	—	—	—	462	—
Consumer	—	—	—	2,548	—

Total originated loans	$46,125	$50,411	$1,482	$58,117	$1,029

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$2,179	$2,186	$—	$545	$—
Construction and land development	730	754	—	183	—
Commercial real estate	476	486	—	1,079	47
Residential mortgages	502	509	—	382	—
Consumer	—	—	—	—	—

	3,887	3,935	—	2,189	47
With an allowance recorded:
Commercial non-real estate	—	—	—	3,434	63
Construction and land development	—	—	—	197	—
Commercial real estate	1,895	1,931	463	3,328	—
Residential mortgages	—	—	—	1,057	—
Consumer	—	—	—	—	—

	1,895	1,931	463	8,016	63
Total:
Commercial non-real estate	2,179	2,186	—	3,979	63
Construction and land development	730	754	—	380	—
Commercial real estate	2,371	2,417	463	4,407	47
Residential mortgages	502	509	—	1,439	—
Consumer	—	—	—	—	—

Total acquired loans	$5,782	$5,866	$463	$10,205	$110

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
September 30, 2013	Investment	Balance	Allowance	Investment	Recognized
Covered loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
Total:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total covered loans	$—	$—	$—	$—	$—

Total loans:
With no related allowance recorded:
Commercial non-real estate	$3,027	$3,259	$—	$757	$12
Construction and land development	10,528	12,185	—	2,633	53
Commercial real estate	7,084	8,916	—	19,606	391
Residential mortgages	502	509	—	710	—
Consumer	—	—	—	1,267	—

	21,141	24,869	—	24,973	456
With an allowance recorded:
Commercial non-real estate	8,063	8,365	325	13,363	230
Construction and land development	6,246	6,246	211	1,759	40
Commercial real estate	16,457	16,797	1,409	25,755	413
Residential mortgages	—	—	—	1,191	—
Consumer	—	—	—	1,281	—

	30,766	31,408	1,945	43,349	683
Total:
Commercial non-real estate	11,090	11,624	325	14,120	242
Construction and land development	16,774	18,431	211	4,392	93
Commercial real estate	23,541	25,713	1,409	45,361	804
Residential mortgages	502	509	—	1,901	—
Consumer	—	—	—	2,548	—

Total loans	$51,907	$56,277	$1,945	$68,322	$1,139

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Covered loans and acquired credit impaired loans with an accretable yield are considered to be current in the following delinquency table. Certain covered loans accounted for using the cost recovery method are disclosed according to their contractual payment status below. The following table presents the age analysis of past due loans at September 30, 2013 and December 31, 2012:

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days
September 30, 2013	past due	past due	past due	past due	Current	Loans	and accruing
				(In thousands)
Originated loans:
Commercial non-real estate	$7,369	$2,891	$9,615	$19,875	$3,613,615	$3,633,490	$1,268
Construction and land development	2,083	2,131	18,079	22,293	716,690	738,983	8,183
Commercial real estate	11,753	2,215	16,383	30,351	1,786,051	1,816,402	1,309
Residential mortgages	224	2,484	4,018	6,726	1,117,923	1,124,649	—
Consumer	4,974	2,238	3,686	10,898	1,376,345	1,387,243	1,752

Total	$26,403	$11,959	$51,781	$90,143	$8,610,624	$8,700,767	$12,512

Acquired loans:
Commercial non-real estate	$1,586	$414	$1,396	$3,396	$964,089	$967,485	$700
Construction and land development	1,481	897	594	2,972	155,256	158,228	56
Commercial real estate	2,548	703	5,763	9,014	1,029,273	1,038,287	2,306
Residential mortgages	594	970	6,337	7,901	339,153	347,054	—
Consumer	393	158	1,033	1,584	129,065	130,649	46

Total	$6,602	$3,142	$15,123	$24,867	$2,616,836	$2,641,703	$3,108

Covered loans:
Commercial non-real estate	$—	$—	$—	$—	$24,340	$24,340	$—
Construction and land development	—	—	2,624	2,624	20,573	23,197	—
Commercial real estate	—	—	675	675	59,605	60,280	—
Residential mortgages	—	—	667	667	222,827	223,494	—
Consumer	5	2	322	329	60,362	60,691	—

Total	$5	$2	$4,288	$4,295	$387,707	$392,002	$—

Total loans:
Commercial non-real estate	$8,955	$3,305	$11,011	$23,271	$4,602,044	$4,625,315	$1,968
Construction and land development	3,564	3,028	21,297	27,889	892,519	920,408	8,239
Commercial real estate	14,301	2,918	22,821	40,040	2,874,929	2,914,969	3,615
Residential mortgages	818	3,454	11,022	15,294	1,679,903	1,695,197	—
Consumer	5,372	2,398	5,041	12,811	1,565,772	1,578,583	1,798

Total	$33,010	$15,103	$71,192	$119,305	$11,615,167	$11,734,472	$15,620

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following tables present the credit quality indicators of the Company’s various classes of loans at September 30, 2013 and December 31, 2012.

Commercial Non-Real Estate Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	September 30, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$3,459,635	$877,964	$14,063	$4,351,662	$2,610,970	$1,588,435	$14,855	$4,214,260
Pass-Watch	106,657	41,741	118	148,516	32,393	52,361	74	84,828
Special Mention	31,600	28,308	—	59,908	23,550	6,267	3,226	33,043
Substandard	35,598	18,547	7,820	61,965	46,472	43,219	8,433	98,124
Doubtful	—	925	2,339	3,264	—	361	2,672	3,033
Loss	—	—	—	—	—	—	—	—

Total	$3,633,490	$967,485	$24,340	$4,625,315	$2,713,385	$1,690,643	$29,260	$4,433,288

Construction Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	September 30, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$681,999	$130,457	$230	$812,686	$557,511	$249,269	$331	$807,111
Pass-Watch	16,728	8,684	598	26,010	13,705	2,993	1,028	17,726
Special Mention	944	1,446	197	2,587	30,522	12,248	420	43,190
Substandard	39,312	17,637	10,241	67,190	63,925	30,637	7,311	101,873
Doubtful	—	4	11,931	11,935	10	4	19,392	19,406
Loss	—	—	—	—	—	—	—	—

Total	$738,983	$158,228	$23,197	$920,408	$665,673	$295,151	$28,482	$989,306

Commercial Real Estate Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	September 30, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$1,656,114	$943,760	$5,853	$2,605,727	$1,353,453	$1,173,617	$16,693	$2,543,763
Pass-Watch	32,762	41,172	4,823	78,757	36,507	16,051	15,015	67,573
Special Mention	3,618	7,864	3,127	14,609	29,912	21,116	3,787	54,815
Substandard	123,890	45,491	32,989	202,370	128,088	68,762	31,298	228,148
Doubtful	18	—	13,488	13,506	442	—	28,353	28,795
Loss	—	—	—	—	—	—	—	—

Total	$1,816,402	$1,038,287	$60,280	$2,914,969	$1,548,402	$1,279,546	$95,146	$2,923,094

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Residential Mortgage Credit Exposure

Credit Risk Profile Based on Payment Activity

	September 30, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Performing	$1,110,952	$337,390	$223,101	$1,671,443	$820,281	$475,893	$263,515	$1,559,689
Nonperforming	13,697	9,664	393	23,754	7,704	10,551	—	18,255

Total	$1,124,649	$347,054	$223,494	$1,695,197	$827,985	$486,444	$263,515	$1,577,944

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	September 30, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Performing	$1,382,144	$128,759	$60,691	$1,571,594	$1,345,487	$200,292	$99,420	$1,645,199
Nonperforming	5,099	1,890	—	6,989	6,289	2,682	—	8,971

Total	$1,387,243	$130,649	$60,691	$1,578,583	$1,351,776	$202,974	$99,420	$1,654,170

Loan review uses a risk-focused continuous monitoring program that provides for an independent, objective and timely review of credit risk within the company. Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass—loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.

•	Pass—Watch—Credits in this category are of sufficient risk to cause concern. This category is reserved for credits that display negative performance trends. The “Watch” grade should be regarded as a transition category.

•	Special Mention—These credits exhibit some signs of “Watch,” but to a greater magnitude. These credits constitute an undue and unwarranted credit risk, but not to a point of justifying a classification of “Substandard.” They have weaknesses that, if not checked or corrected, weaken the asset or inadequately protect the bank.

•	Substandard—These credits constitute an unacceptable risk to the bank. They have recognized credit weaknesses that jeopardize the repayment of the debt. Repayment sources are marginal or unclear.

•	Doubtful—A Doubtful credit has all of the weaknesses inherent in one classified “Substandard” with the added characteristic that weaknesses make collection in full highly questionable or improbable.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

•	Loss—Credits classified as Loss are considered uncollectable and are charged off promptly once so classified.

Residential Mortgage and Consumer:

•	Performing – Loans on which payments of principal and interest are less than 90 days past due.

•	Nonperforming – Loans on which payments of principal and interest are more than 90 days past due and on nonaccrual status.

Changes in the carrying amount of acquired-impaired loans and accretable yield are presented in the following table for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	September 30, 2013				December 31, 2012
	Covered		Non-covered		Covered		Non-covered
	Carrying		Carrying		Carrying		Carrying
	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable
	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield
(In thousands)
Balance at beginning of period	$515,823	$115,594	$141,201	$203,186	$671,443	$153,137	$339,452	$130,691
Additions	—	—	—	—	—	—	—	—
Payments received, net	(150,405)	(861)	(106,444)	(37,961)	(200,719)	—	(250,338)	—
Accretion	26,584	(26,584)	30,213	(30,213)	45,099	(45,099)	52,087	(52,087)
Increase (decrease) in expected cash flows based on actual cash flow and changes in cash flow assumptions	—	(12,944)	—	6,465	—	(19,326)	—	23,688
Net transfers from (to) nonaccretable difference to accretable yield	—	22,611	—	5,636	—	26,882	—	100,894

Balance at end of period	$392,002	$97,816	$64,970	$147,113	$515,823	$115,594	$141,201	$203,186

4. Fair Value

The Financial Accounting Standards Board (FASB) defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The FASB’s guidance also established a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value, giving preference to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

	September 30, 2013
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$620	$—	$620
Municipal obligations	—	43,648	43,648
Corporate debt securities	3,500	—	3,500
Mortgage-backed securities	—	1,359,970	1,359,970
Collateralized mortgage obligations	—	45,032	45,032
Equity securities	5,350	—	5,350

Total available-for-sale securities	9,470	1,448,650	1,458,120

Derivative assets (1)	—	16,062	16,062

Total recurring fair value measurements—assets	$9,470	$1,464,712	$1,474,182

Liabilities
Derivative liabilities (1)	$—	$15,929	$15,929

Total recurring fair value measurements—liabilities	$—	$15,929	$15,929

(1)	For further disaggregation of derivative assets and liabilities, see Note 5—Derivatives.

	December 31, 2012
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$18,265	$—	$18,265
Municipal obligations	—	50,165	50,165
Corporate debt securities	2,250	—	2,250
Mortgage-backed securities	—	1,774,406	1,774,406
Collateralized mortgage obligations	—	198,077	198,077
Equity securities	5,279	—	5,279

Total available-for-sale securities	25,794	2,022,648	2,048,442

Derivative assets (1)	—	20,093	20,093

Total recurring fair value measurements—assets	$25,794	$2,042,741	$2,068,535

Liabilities
Derivative liabilities (1)	$—	$21,100	$21,100

Total recurring fair value measurements—liabilities	$—	$21,100	$21,100

(1)	For further disaggregation of derivative assets and liabilities, see Note 5—Derivatives.

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

The fair value of derivative financial instruments, which are predominantly interest rate swaps, is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, such as LIBOR swap curves and Overnight Index Swap rate (OIS) curves, observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value the derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations in their entirety in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

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

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Collateral-dependent impaired loans are level 2 assets measured at the fair value of the underlying collateral based on third-party appraisals that take into consideration market-based information such as recent sales activity for similar assets in the property’s market.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Fair Value (continued)

Other real estate owned, including both foreclosed property and surplus banking property, are level 3 assets that are adjusted to fair value, less estimated selling costs, upon transfer to other real estate owned. Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated selling costs. Fair values are determined by sales agreement or third-party appraisals as discounted for estimated selling costs, information from comparable sales, and marketability of the property.

The following tables present for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$27,981	$—	$27,981
Other real estate owned	—	—	21,148	21,148

Total nonrecurring fair value measurements	$—	$27,981	$21,148	$49,129

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$72,694	$—	$72,694
Other real estate owned	—	—	43,803	43,803

Total nonrecurring fair value measurements	$—	$72,694	$43,803	$116,497

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
				Total	Carrying
	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$888,005	$—	$—	$888,005	$888,005
Available for sale securities	9,470	1,448,650	—	1,458,120	1,458,120
Held to maturity securities	100,688	2,553,179	—	2,653,867	2,666,082
Loans, net	—	27,981	11,528,860	11,556,841	11,596,250
Loans held for sale	—	18,444	—	18,444	18,444
Accrued interest receivable	42,039	—	—	42,039	42,039
Derivative financial instruments	—	16,062	—	16,062	16,062
Financial liabilities:
Deposits	$—	$—	$15,017,314	$15,017,314	$15,054,871
Federal funds purchased	22,193	—	—	22,193	22,193
Securities sold under agreements to repurchase	760,586	—	—	760,586	760,586
Long-term debt	—	384,239	—	384,239	376,664
Accrued interest payable	5,694	—	—	5,694	5,694
Derivative financial instruments	—	15,929	—	15,929	15,929

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

4. Fair Value (continued)

	December 31, 2012
				Total	Carrying
	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,948,679	$—	$—	$1,948,679	$1,948,679
Available for sale securities	25,794	2,022,648	—	2,048,442	2,048,442
Held to maturity securities	—	1,710,465	—	1,710,465	1,668,018
Loans, net	—	72,694	11,494,409	11,567,103	11,441,631
Loans held for sale	—	50,605	—	50,605	50,605
Accrued interest receivable	45,616	—	—	45,616	45,616
Derivative financial instruments	—	20,093	—	20,093	20,093
Financial liabilities:
Deposits	$—	$—	$15,757,044	$15,757,044	$15,744,188
Federal funds purchased	25,704	—	—	25,704	25,704
Securities sold under agreements to repurchase	613,429	—	—	613,429	613,429
Long-term debt	—	410,791	—	410,791	396,589
Accrued interest payable	4,814	—	—	4,814	4,814
Derivative financial instruments	—	21,100	—	21,100	21,100

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values (in thousands) of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

Fair and Notional Values of Derivative Instruments

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in thousands)	Type of Hedge	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$—	$140,000	$—	$—	$—	$298

		$—	$140,000	$—	$—	$—	$298

Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$661,421	$547,477	$15,249	$19,448	$15,079	$20,157
Risk participation agreements	N/A	20,287	—	4	—	3	—
Forward commitments to sell residential mortgage loans	N/A	24,473	115,256	51	190	355	590
Interest rate-lock commitments on residential mortgage loans	N/A	12,814	58,135	251	455	11	55
Foreign exchange forward contracts	N/A	33,941	—	507	—	481	—

		$752,936	$720,868	$16,062	$20,093	$15,929	$20,802

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

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

Customer foreign exchange forward contract derivatives

The Banks enter into foreign exchange forward derivative agreements, primarily forward currency contracts, with commercial banking customers to facilitate their risk management strategies. The Banks manage its risk exposure from such transactions by entering into offsetting agreements with unrelated financial institutions. Because the foreign exchange forward contract derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the three month and nine month periods ended September 30, 2013 and 2012.

Credit-risk-related Contingent Features

Certain of the Banks’ derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Banks’ credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of a Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of September 30, 2013, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $10.1 million, for which the Banks had posted collateral of $11.1 million.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

5. Derivatives (continued)

Offsetting Assets and Liabilities

Offsetting information in regards to derivative assets and liabilities subject to master netting agreements at September 30, 2013 and December 31, 2012 is presented in the following tables (in thousands):

	Gross	Gross Amounts Offset in the Statement	Net Amounts Presented in the Statement	Gross Amounts Not Offset in the Statement of Financial Position
Description	Amounts Recognized	of Financial Position	of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of September 30, 2013
Derivative Assets	$15,253	$—	$15,253	$1,949	$—	$13,304

Total	$15,253	$—	$15,253	$1,949	$—	$13,304

Derivative Liabilities	$15,082	$—	$15,082	$1,949	$9,113	$4,020

Total	$15,082	$—	$15,082	$1,949	$9,113	$4,020

As of December 31, 2012
Derivative Assets	$19,448	$—	$19,448	$—	$—	$19,448

Total	$19,448	$—	$19,448	$—	$—	$19,448

Derivative Liabilities	$20,455	$—	$20,455	$—	$16,839	$3,616

Total	$20,455	$—	$20,455	$—	$16,839	$3,616

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

6. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors approved a stock repurchase program on April 30, 2013 that authorizes the repurchase of up to 5% of the Company’s outstanding common stock.

On May 8, 2013 Hancock entered into an accelerated share repurchase (ASR) transaction with Morgan Stanley & Co. LLC (Morgan Stanley). In the ASR transaction, the Company paid $115 million to Morgan Stanley and received from them approximately 2.8 million shares of Hancock common stock, representing approximately 76% of the estimated total number of shares to be repurchased. The actual number of shares to be delivered to the Company in this ASR transaction will be based generally on the volume-weighted average price per share of the Hancock common stock during the term of the ASR agreement less a specified discount and on the amount paid at inception to Morgan Stanley, subject to certain possible adjustments in accordance with the terms of the ASR agreement. Final settlement of the ASR agreement is scheduled to occur no earlier than November, 2013 and no later than May, 2014. The ASR transaction was treated as two separate transactions: (i) the acquisition of treasury shares on the date the shares were received; and (ii) a forward contract indexed to the Company’s common stock that is classified as equity.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (AFS), gains and losses associated with pension or other post retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. The net unrealized gain on AFS securities reclassified as securities held to maturity (HTM) during 2012 and the net unrealized loss on AFS securities reclassified as securities held to maturity (HTM) during 2013 continue to be reported as a component of AOCI and will be amortized or accreted over the estimated remaining life of the securities as an adjustment to interest income. The components of AOCI are reported net of related tax effects. The components of AOCI and changes in those components are presented in the following table (in thousands).

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

6. Stockholders’ Equity (continued)

	Available	HTM Securities		Loss on
	for Sale	Transferred	Employee	Effective Cash
	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, January 1, 2012	$60,478	$—	$(86,923)	$(65)	$(26,510)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	24,780	—	—	(370)	24,410
Transfer of net unrealized gain from AFS to HTM, net of cumulative tax effect	(24,598)	24,598	—	—	—
Reclassification of net (gains) losses realized and included in earnings	(929)	—	5,260	40	4,371
Amortization of unrealized net gain on securities transferred to HTM	—	(5,645)	—	—	(5,645)
Income tax expense (benefit)	8,693	(2,122)	1,971	(129)	8,413

Balance, September 30, 2012	$51,038	$21,075	$(83,634)	$(266)	$(11,787)

Balance, January 1, 2013	$38,854	$19,090	$(80,688)	$(181)	$(22,925)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(96,070)	—	—	(4)	(96,074)
Transfer of net unrealized loss from AFS to HTM, net of cumulative tax effect	36,208	(36,208)	—	—	—
Reclassification of net (gains) losses realized and included in earnings	—	—	5,534	301	5,835
Amortization/accretion of unrealized net gain/loss on securities transferred to HTM	—	(7,099)	—	—	(7,099)
Income tax expense (benefit)	(35,115)	(2,563)	2,070	116	(35,492)

Balance, September 30, 2013	$14,107	$(21,654)	$(77,224)	$—	$(84,771)

The following table shows the line items in the consolidated income statements affected by amounts reclassified from accumulated other comprehensive income:

	Nine Months Ended September 30,		Increase (decrease) in affected
Amount reclassified from AOCI (in thousands)	2013	2012	line item in the income statement
Gains and losses on sale of AFS securities	$—	$929	Securities gains (losses)
Tax effect	—	325	Income taxes

Net of tax	—	604	Net income

Amortization/accretion of unrealized net gain/loss on securities transferred to HTM	$7,099	$5,645	Interest income
Tax effect	2,563	2,122	Income taxes

Net of tax	4,536	3,523	Net income

Amortization of defined benefit pension and post-retirement items	$(5,534)	$(5,260)	(a)
Tax effect	(2,070)	(1,971)	Income taxes

Net of tax	(3,464)	(3,289)	Net income

Gains and losses on cash flow hedges	$(301)	$(40)	Interest expense
Tax effect	(105)	(14)	Income taxes

Net of tax	(196)	(26)	Net income

Total reclassifications, net of tax	$876	$812	Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see footnote 9 for additional details).

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

Following is a summary of the information used in the computation of earnings per common share using the two-class method (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income to common shareholders	$33,202	$46,984	$128,640	$104,783
Net income allocated to participating securities — basic and diluted	616	281	2,398	844

Net income allocated to common shareholders—basic and diluted	$32,586	$46,703	$126,242	$103,939

Denominator:
Weighted-average common shares—basic	82,091	84,777	83,404	84,757
Dilutive potential common shares	114	855	92	768

Weighted average common shares—diluted	82,205	85,632	83,496	85,525

Earnings per common share:
Basic	$0.40	$0.55	$1.51	$1.23
Diluted	$0.40	$0.55	$1.51	$1.22

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 721,863 and 1,076,894 respectively for the three and nine months ended September 30, 2013 and 1,149,491 and 908,409 respectively for the three and nine months ended September 30, 2012.

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

A summary of option activity for the nine months ended September 30, 2013 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price ($)	(Years)	Value ($000)
Outstanding at January 1, 2013	1,555,296	$38.57
Exercised	(21,145)	27.51
Forfeited or expired	(96,226)	45.15

Outstanding at September 30, 2013	1,437,925	$38.30	4.7	$797

Exercisable at September 30, 2013	990,202	$41.15	3.4	$389

The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $0.1 million and $0.5 million, respectively.

A summary of the status of the Company’s nonvested restricted and performance shares as of September 30, 2013 and changes during the nine months ended September 30, 2013, is presented below. These restricted and performance shares are subject to service requirements.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value ($)
Nonvested at January 1, 2013	1,684,360	$31.56
Granted	95,586	32.03
Vested	(38,909)	34.52
Forfeited	(70,884)	31.25

Nonvested at September 30, 2013	1,670,153	$31.52

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

8. Share-Based Payment Arrangements (continued)

As of September 30, 2013, there was $29.4 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest. This compensation is expected to be recognized in expense over a weighted-average period of 3.1 years. The total fair value of shares which vested during the nine months ended September 30, 2013 and 2012 was $1.2 million and $0.9 million, respectively.

During the nine months ended September 30, 2013, the Company granted 67,533 performance shares with an average fair value of $32.84 per share to key members of executive and senior management. The number of 2013 performance shares that ultimately vest at the end of the three-year required service period will be based on the relative rank of Hancock’s three-year total shareholder return (TSR) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of the performance awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

9. Retirement Plans (continued)

The following table shows the components of net periodic benefits cost included in expense for the plans.

	Three Months ended September 30,
	2013	2012	2013	2012
			Other Post-
	Pension benefits		retirement Benefits
Service cost	$3,969	$3,249	$52	$48
Interest cost	4,151	4,301	327	361
Expected return on plan assets	(6,982)	(6,350)	—	—
Amortization of prior service cost	—	—	—	(13)
Amortization of net loss	1,605	1,645	459	176
Amortization of transition obligation	—	—	—	1

Net periodic benefit cost	$2,743	$2,845	$838	$573

	Nine Months Ended September 30,
	2013	2012	2013	2012
			Other Post-
	Pension benefits		retirement Benefits
Service cost	$11,905	$9,743	$162	$144
Interest cost	12,457	12,904	987	1,083
Expected return on plan assets	(20,946)	(19,049)	—	—
Amortization of prior service cost	—	—	—	(41)
Amortization of net loss	4,813	4,936	1,320	530
Amortization of transition obligation	—	—	—	4

Net periodic benefit cost	$8,229	$8,534	$2,469	$1,720

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

10. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Income from bank owned life insurance	$2,574	$2,870	$8,764	$8,617
Credit related fees	2,995	1,545	5,969	5,130
Income from derivatives	1,257	455	3,296	2,091
Safety deposit box income	467	502	1,480	1,524
Gain/(loss) on sale of assets	801	2,705	1,277	2,909
Other miscellaneous	1,432	1,693	5,863	10,830

Total other noninterest income	$9,526	$9,770	$26,649	$31,101

11. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Insurance expense	$887	$1,207	$3,018	$4,428
Ad valorem and franchise taxes	2,809	2,185	7,193	6,608
Printing and supplies	1,143	1,488	3,963	6,162
Public relations and contributions	969	1,065	3,960	4,827
Travel expense	1,074	1,282	3,475	4,464
Other real estate owned expense, net	2,439	4,590	6,502	11,630
Tax credit investment amortization	4,880	1,513	7,553	4,538
Other miscellaneous	19,851	4,488	32,504	19,311

Total other noninterest expense	$34,052	$17,818	$68,168	$61,968

Other miscellaneous expenses include one-time expenses related to branch closings in 2013 and merger-related expenses and costs associated with the early redemption of a portion of Whitney Bank’s subordinated debt in 2012.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

12. Segment Reporting

The Company’s reportable operating segments consist of the Hancock segment, which coincides generally with the Company’s Hancock Bank subsidiary, and the Whitney segment, which coincides generally with its Whitney Bank subsidiary. Each of the bank segments offers commercial, consumer and mortgage loans and deposit services as well as certain other services, such as trust and treasury management services. Although the bank segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. In addition, the “Other” column in the following tables includes activities of other consolidated subsidiaries which do not constitute reportable segments under the quantitative and aggregation accounting guidelines. These subsidiaries provide investment services, insurance agency services, and various other services to third parties.

	Three Months Ended September 30, 2013
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$66,509	$109,909	$6,336	$(1,115)	$181,639
Interest expense	(4,318)	(4,583)	(2,208)	1,000	$(10,109)

Net interest income	62,191	105,326	4,128	(115)	171,530

Provision for loan losses	(7,479)	899	(989)	—	(7,569)
Noninterest income	18,527	34,366	10,174	(10)	63,057
Depreciation and amortization	(3,983)	(3,868)	(306)	—	(8,157)
Other noninterest expense	(65,756)	(96,334)	(11,968)	10	(174,048)

Income before income taxes	3,500	40,389	1,039	(115)	44,813
Income tax expense	338	10,619	654	—	11,611

Net income	$3,162	$29,770	$385	$(115)	$33,202

Goodwill	$94,130	$527,063	$4,482	$—	$625,675
Total assets	$6,513,536	$12,620,550	$2,747,834	$(3,080,074)	$18,801,846

Total interest income from affiliates	$807	$308	$—	$(1,115)	$—
Total interest income from external customers	$65,702	$109,601	$6,336	$—	$181,639

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

12. Segment Reporting (continued)

	Three Months Ended September 30, 2012
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$73,558	$110,917	$6,068	$(1,338)	$189,205
Interest expense	(5,402)	(5,669)	(2,100)	1,222	$(11,949)

Net interest income	68,156	105,248	3,968	(116)	177,256

Provision for loan losses	(4,814)	(2,353)	(934)	—	(8,101)
Noninterest income	20,205	31,938	10,722	(23)	62,842
Depreciation and amortization	(3,830)	(3,981)	(256)	—	(8,067)
Other noninterest expense	(59,821)	(90,087)	(11,761)	22	(161,647)

Securities transactions	94	823	—	—	917

Income before income taxes	19,990	41,588	1,739	(117)	63,200
Income tax expense	5,433	10,130	653	—	16,216

Net income	$14,556	$31,458	$1,086	$(117)	$46,984

Goodwill	$94,130	$530,265	$4,482	$—	$628,877
Total assets	$6,390,378	$12,343,043	$2,737,061	$(2,946,352)	$18,524,130

Total interest income from affiliates	$1,010	$328	$—	$(1,338)	$—
Total interest income from external customers	$72,548	$110,589	$6,068	$—	$189,205

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

12. Segment Reporting (continued)

	Nine Months Ended September 30, 2013
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$198,115	$333,322	$18,612	$(3,489)	$546,560
Interest expense	(13,753)	(14,162)	(7,065)	3,144	(31,836)

Net interest income	184,362	319,160	11,547	(345)	514,724

Provision for loan losses	(15,986)	(6,016)	(3,402)	—	(25,404)
Noninterest income	56,804	97,278	33,093	(34)	187,141
Depreciation and amortization	(11,572)	(11,698)	(908)	—	(24,178)
Other noninterest expense	(173,037)	(269,735)	(37,141)	34	(479,879)

Income before income taxes	40,571	128,989	3,189	(345)	172,404
Income tax expense	7,521	34,133	2,110	—	43,764

Net income	$33,050	$94,856	$1,079	$(345)	$128,640

Goodwill	$94,130	$527,063	$4,482	$—	$625,675
Total assets	$6,513,536	$12,620,550	$2,747,834	$(3,080,074)	$18,801,846

Total interest income from affiliates	$2,741	$748	$—	$(3,489)	$—
Total interest income from external customers	$195,374	$332,574	$18,612	$—	$546,560

	Nine Months Ended September 30, 2012
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$201,525	$355,776	$17,839	$(3,730)	$571,410
Interest expense	(17,587)	(19,915)	(6,290)	3,385	(40,407)

Net interest income	183,938	335,861	11,549	(345)	531,003

Provision for loan losses	(7,313)	(18,696)	(132)	—	(26,141)
Noninterest income	59,644	98,122	30,149	(27)	187,888
Depreciation and amortization	(10,884)	(13,596)	(749)	—	(25,229)
Other noninterest expense	(174,796)	(320,985)	(34,166)	27	(529,920)
Securities transactions	98	824	7	—	929

Income before income taxes	50,687	81,530	6,658	(345)	138,530
Income tax expense	11,808	18,938	3,001	—	33,747

Net income	$38,879	$62,592	$3,657	$(345)	$104,783

Goodwill	$94,130	$530,265	$4,482	$—	$628,877
Total assets	$6,390,378	$12,343,043	$2,737,061	$(2,946,352)	$18,524,130

Total interest income from affiliates	$3,033	$697	$—	$(3,730)	$—
Total interest income from external customers	$198,492	$355,079	$17,839	$—	$571,410

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

13. New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that applies to companies that have unrecognized tax benefits when net operating loss (NOL) or similar tax loss carryforwards or tax credit carryforwards exist at the reporting date. Under the updated guidance, an entity should present its unrecognized tax benefits net against the deferred tax assets for all same jurisdiction NOL or similar tax loss carryforwards, or tax credit carryforwards that are available to and would be used by the entity to settle additional income taxes resulting from disallowance of the uncertain tax position. The ASU is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In July 2013, the FASB issued an ASU to allow entities to use the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a U.S. benchmark interest rate for hedge accounting purposes. Previously, only the interest rates on direct Treasury obligations of the United States and the London Interbank Offered Rate swap rate were considered benchmark rates. The amendment also removed the restriction requiring entities to use the same benchmark rate for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In February 2013, the FASB issued an ASU to improve the reporting of amounts reclassified out of accumulated other comprehensive income. The updated guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity must cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. Because this updated guidance impacts only disclosures in financial statements and does not change the current requirements for reporting net income or other comprehensive income in financial statements, its implementation did not impact the Company’s financial condition or results of operations.

In October 2012, the FASB issued an ASU for entities that recognize an indemnification asset as a result of a government-assisted acquisition of a financial institution. When there is a change in the cash flows expected to be collected on the indemnification asset as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The updated guidance is applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company’s current accounting policy complies with the guidance in this update.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements – (continued)

(Unaudited)

13. New Accounting Pronouncements (continued)

In July 2012, FASB issued an ASU that specifies that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance in this ASU was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Recent Economic and Industry Developments

Recent reports from the Federal Reserve point to continued improvement of economic activity throughout most of Hancock’s market area. Activity at energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas market areas remained at high levels with expectations of some further improvement over the coming months. The travel and tourism industry, which is important within several of the Company’s market areas, continues to see strong demand that is forecast to continue for the remainder of the year and into 2014. Retailers are showing improved sales over prior-year levels, but continue to experience limited pricing power. This trend is expected to continue in the near term. The Texas retail market continues to be a top performer. Consumer spending should be supported by relatively stable prices, modest improvement in labor markets and rising home values, but consumers remain cautious and generally conservative in their spending behavior. Reports on manufacturing activity were generally positive, although the pace of growth has slowed in certain sectors.

The real estate markets for both residential and commercial properties continue to show improvement. Sales of existing homes continued to grow, outpacing supply and putting upward pressure on home prices. Sales activity was strongest in our Florida and Texas markets. New home sales and construction are ahead of prior-year levels and growing, but demand exceeds supply as some builders have had difficulties with financing.

The commercial real estate market continues to improve, with growing demand for office and industrial space in certain market areas and continued high occupancy and rising rental rates for apartments throughout the region. Commercial construction activity has increased in these sectors. Continued improvement in the commercial real estate market is expected over the next several months.

The recovery of the overall U.S. economy continues; however, the rate of growth is not consistent across all regions leading to slow and erratic overall improvement. National unemployment rates continue to decrease, but are still well above desired levels. Competition among financial services firms remains intense for high quality customers, exerting downward pressure on loan pricing.

The Federal Reserve has responded to the slow and tenuous recovery from the deep recession by taking steps to hold interest rates at unprecedented low levels and has expressed its intent to maintain rates at these levels pending further improvement in the unemployment rate.

Highlights of Third Quarter 2013 Financial Results

Net income in the third quarter of 2013 was $33.2 million, or $0.40 per diluted common share, compared to $46.9 million, or $0.55, in the second quarter of 2013. Net income was $47.0 million, or $0.55 per diluted common share, in the third quarter of 2012. Operating income for the third quarter of 2013 was $46.8 million, or $0.56 per diluted common share, compared to $46.9 million, or $0.55, in the second quarter of 2013 and $49.8 million, or $0.58, in the third quarter of 2012. The Company defines its operating income as net income excluding tax-effected securities transactions and one-time noninterest expense items. A reconciliation of net income to operating income is included in the later section on “Selected Financial Data.” Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company’s fundamental operations over time.

Highlights of the Company’s third quarter of 2013 results:

•	Net income included one-time noninterest expense items of $20.9 million, or $13.6 million after tax, or $0.17 per share. These one-time costs were mainly associated with our efficiency initiator.

•	Core net interest income (te) and net interest margin remained relatively stable on a linked-quarter basis. (The Company defines its core results as reported results less the impact of net purchase accounting adjustments. A reconciliation of the reported net interest margin to core margin is provided in the discussion of “Net Interest Income” below.)

•	A linked-quarter increase of $4.6 million, or a tax-effected $.04 per diluted share, in purchased loan accretion.

•	Approximately $92 million linked-quarter net loan growth, or 3% annualized, and $465 million, or 4%, year-over-year loan growth (each excluding the FDIC-covered portfolio).

•	Continued improvement in overall asset quality metrics.

The Company remains on track to achieve its efficiency and expense reduction target for the first quarter of 2014, a significant portion of which will be derived from branch closures and sales. In August of 2013, the Company completed the previously announced closing of 26 branch locations across its five-state footprint. The sales of 10 additional branches, which were also announced previously, are subject to regulatory approvals and certain closing conditions, and are scheduled for the fourth quarter 2013 and first quarter 2014. The buyers expect to acquire approximately $54 million in loans and $60 million in deposits booked in these 10 retail branches. As noted earlier, certain one-time costs associated with the branch closures and sales were recognized in noninterest expense for the third quarter of 2013.

Hancock’s return on average assets (ROA) was 0.70% for the third quarter of 2013, compared to 0.99% in the second quarter of 2013 and 1.00% in the third quarter a year ago. On an operating basis, which excludes tax-effected one-time noninterest expenses, ROA was 0.99% in the third quarter of 2013 and 1.07% in the third quarter of 2012.

Common shareholders’ equity totaled $2.4 billion at September 30, 2013 and the tangible common equity (TCE) ratio increased 16 basis points (bps) to 8.68% at September 30, 2013.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (taxable equivalent or “te”) for the third quarter of 2013 was $174.1 million, up $2.3 million from the second quarter of 2013. Average earnings assets were $16.4 billion in the third quarter of 2013, down $116 million, or less than 1%, from the second quarter of 2013. For internal analytical purposes, management adjusts net interest income to a taxable equivalent basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

The linked-quarter increase in net interest income (te) reflected mainly a higher level of total purchase-accounting loan accretion in the third quarter of 2013. The periodic recasting of the amount and timing of expected cash flows from acquired-impaired loan pools leads to inherent volatility in the amount of loan accretion recognized. This volatility can be enhanced when the acquired-impaired portfolio is weighted more toward larger commercial credits than toward homogenous smaller consumer credits.

Net interest income (te) for the third quarter of 2013 was down $6.0 million (3%) compared to the third quarter of 2012, primarily due to declining loan and investment yields. Total net purchase-accounting adjustments increased net interest income (te) in the third quarter of 2013 by $4.1 million compared to the third quarter of 2012. Average earning assets for the third quarter of 2013 were up $555 million (4%) compared to third quarter of 2012, driven mainly by net loan growth.

The net interest margin was 4.23% for the third quarter of 2013, up 6 basis points (bps) from the second quarter of 2013, but down 31 bps from the third quarter of 2012. The current quarter’s core margin of 3.37% (reported net interest income (te) excluding total net purchase accounting adjustments, annualized, as a percent of average earning assets) compressed 1 basis point compared to the second quarter of 2013. The continued decline in the core loan yield was offset by the favorable impact of net loan growth on the earning asset mix, an improvement in the yield on investment securities and a slight decline in the cost of funds. The core margin in the third quarter of 2013 was down 38 bps from a year earlier. A reconciliation of the reported and core margins is presented below.

The overall reported yield on earning assets was 4.47% in the third quarter of 2013, an increase of 5 bps from the second quarter of 2013 and a decrease of 37 bps from the third quarter of 2012. The reported loan portfolio yield of 5.41% for the current quarter was down 6 bps from the second quarter of 2013 and 54 bps from the third quarter of 2012. Excluding purchase-accounting accretion, the core loan yield of 4.12% in the current quarter was down 11 bps from the second quarter of 2013 and 53 bps from a year earlier. Company loan pricing initiatives helped raise the average rate on new loans funded in the third quarter of 2013 by approximately 30 bps compared to the second quarter of 2013, although new loan yields continue to reflect the low rate environment and competitive pricing in certain commercial sectors.

The overall cost of funding earning assets was 0.24% in the third quarter of 2013, down 1 bps from the second quarter of 2013 and down 6 bps from the third quarter of 2012. The mix of funding sources was generally stable. Interest-free sources, including noninterest-bearing demand deposits, funded over 30% of earning assets through this period. The overall rate paid on interest-bearing deposits was 0.24% in the current quarter, down slightly from the second quarter of 2013 and 7 bps below the third quarter of 2012. The decreases were primarily due to the impact of the sustained low rate environment on overall deposit rates including the re-pricing of time deposits. The opportunity to re-price time deposits at significantly lower rates over the near term has largely been eliminated.

Net interest income (te) for the first nine months of 2013 totaled $522.7 million, a $17.0 million (3%) decrease from the first nine months of 2012, primarily due to declining loan and investment yields. Total net purchase-accounting adjustments increased net interest income (te) for the first nine months of 2013 by $21.4 million compared to the first nine months of 2012. Year-to-date average earning assets were up $389 million (2%) over 2012.

The reported net interest margin for the first nine months of 2013 was 4.24% compared to 4.48% in 2012, while the core margin declined to 3.38% in 2013 compared to 3.78% in 2012. Changes in net interest income (te) and the net interest margin between the year-to-date periods reflected for the most part the same factors that affected the quarterly comparisons.

The following tables detail the components of our net interest income and net interest margin and provide a reconciliation of the Company’s core net interest margin to its reported margin.

	Three Months Ended
	September 30, 2013			June 30, 2013			September 30, 2012
(dollars in millions)	Interest	Volume	Rate	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$109.4	$8,582.9	5.06%	$103.4	$8,418.1	4.92%	$109.1	$8,018.6	5.41%
Mortgage loans	25.0	1,668.2	5.99	27.5	1,625.7	6.78	28.5	1,573.6	7.25
Consumer loans	25.7	1,570.3	6.51	26.5	1,579.4	6.74	29.9	1,667.4	7.14
Loan fees & late charges	0.7	—		1.2	—		0.9	—

Total loans (te)	160.8	11,821.4	5.41	158.6	11,623.2	5.47	168.4	11,259.6	5.95

US Treasury and agency securities	—	5.6	2.34	—	0.1	2.67	0.1	18.4	1.10
CMOs	7.3	1,463.4	1.99	7.5	1,589.0	1.88	7.8	1,663.7	1.88
Mortgage backed securities	13.0	2,410.7	2.16	13.2	2,593.3	2.04	12.5	2,097.1	2.39
Municipals (te)	2.7	247.1	4.39	2.6	233.0	4.51	2.8	252.8	4.51
Other securities	0.1	8.5	2.51	0.1	8.0	2.79	0.1	7.2	3.58

Total securities (te) (c)	23.1	4,135.3	2.24	23.4	4,423.4	2.11	23.3	4,039.2	2.30

Total short-term investments	0.3	427.9	0.23	0.3	453.6	0.25	0.3	531.2	0.23

Average earning assets (te)	$184.2	$16,384.6	4.47%	$182.3	$16,500.2	4.42%	$192.0	$15,830.0	4.84%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1.4	$5,919.7	0.09%	$1.5	$5,965.8	0.10%	$1.7	$5,869.3	0.11%
Time deposits	3.7	2,384.3	0.61	3.8	2,415.4	0.63	4.8	2,473.5	0.78
Public funds	0.7	1,302.4	0.23	0.9	1,483.3	0.23	1.0	1,426.4	0.28

Total interest-bearing deposits	5.8	9,606.4	0.24	6.2	9,864.5	0.25	7.5	9,769.2	0.31

Short-term borrowings	1.1	820.5	0.52	1.1	790.1	0.54	1.5	794.9	0.76
Long-term debt	3.2	385.2	3.28	3.2	393.6	3.28	2.9	317.4	3.65

Total borrowings	4.3	1,205.7	1.40	4.3	1,183.7	1.45	4.4	1,112.3	1.58

Total interest-bearing liabilities	$10.1	$10,812.1	0.37%	$10.5	$11,048.2	0.38%	$11.9	$10,881.5	0.44%

Net interest-free funding sources		5,572.5			5,452.0			4,948.5

Total Cost of Funds	$10.1	$16,384.6	0.24%	$10.5	$16,500.2	0.25%	$11.9	$15,830.0	0.30%

Net Interest Spread (te)	$174.1		4.10%	$171.8		4.04%	$180.1		4.40%
Net Interest Margin	$174.1	$16,384.6	4.23%	$171.8	$16,500.2	4.17%	$180.1	$15,830.0	4.54%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans and loans held for sale.
(c)	Average securities does not include unrealized holding gains/losses on available for sale securities.

	Nine Months Ended
	September 30, 2013			September 30, 2012
(dollars in millions)	Interest	Volume	Rate	Interest	Volume	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$326.0	$8,429.5	5.17%	$330.3	$7,994.4	5.52%
Mortgage loans	78.2	1,640.3	6.36	83.7	1,557.2	7.16
Consumer loans	78.8	1,589.4	6.63	86.9	1,646.1	7.05
Loan fees & late charges	2.5	—		3.2	—

Total loans (te)	485.5	11,659.2	5.56	504.1	11,197.7	6.01

US Treasury and agency securities	0.1	3.8	1.81	2.0	126.3	2.17
CMOs	21.8	1,528.8	1.90	22.6	1,534.9	1.96
Mortgage backed securities	37.8	2,390.1	2.11	40.9	2,237.8	2.43
Municipals (te)	7.9	232.5	4.53	8.9	267.8	4.42
Other securities	0.2	8.3	2.42	0.3	8.2	4.15

Total securities (te) (c)	67.8	4,163.5	2.17	74.7	4,175.0	2.39

Total short-term investments	1.2	644.3	0.24	1.3	705.2	0.25

Average earning assets (te)	$554.5	$16,467.0	4.50%	$580.1	$16,077.9	4.82%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$4.6	$5,955.7	0.10%	$5.6	$5,792.6	0.13%
Time deposits	11.6	2,402.1	0.64	16.7	2,624.0	0.85
Public funds	2.6	1,463.8	0.24	3.3	1,491.5	0.29

Total interest-bearing deposits	18.8	9,821.6	0.26	25.6	9,908.1	0.35

Short-term borrowings	3.4	791.6	0.58	4.8	842.7	0.76
Long-term debt	9.6	391.7	3.28	10.0	344.7	3.86

Total borrowings	13.0	1,183.3	1.47	14.8	1,187.4	1.66

Total interest-bearing liabilities	$31.8	11,004.9	0.39%	$40.4	11,095.5	0.49%

Net interest-free funding sources		5,462.1			4,982.4

Total Cost of Funds	$31.8	$16,467.0	0.26%	$40.4	$16,077.9	0.34%

Net Interest Spread (te)	$522.7		4.11%	$539.7		4.33%
Net Interest Margin	$522.7	$16,467.0	4.24%	$539.7	$16,077.9	4.48%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans and loans held for sale.
(c)	Average securities does not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Reported Net Interest Margin to Core Margin

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in millions)	2013	2013	2012	2013	2012
Net interest income (te)	$174.1	$171.8	$180.1	$522.7	$539.7
Purchase accounting adjustments
Loan accretion	38.3	36.0	37.0	114.4	100.7
Whitney premium bond amortization	(2.8)	(3.4)	(5.9)	(9.6)	(19.1)
Whitney and Peoples First CD accretion	0.1	0.2	0.4	0.6	2.4

Total net purchase accounting adjustments	35.6	32.8	31.5	105.4	84.0

Net interest income (te)—core	$138.5	$139.0	$148.6	$417.3	$455.7

Average earning assets	$16,384.6	$16,500.2	$15,830.0	$16,467.0	$16,077.9
Net interest margin—reported	4.23%	4.17%	4.54%	4.24%	4.48%
Net purchase accounting adjustments (%)	0.86%	0.79%	0.79%	0.86%	0.70%

Net interest margin—core	3.37%	3.38%	3.75%	3.38%	3.78%

Provision for Loan Losses

During the third quarter of 2013, Hancock recorded a total provision for loan losses of $7.6 million, down from $8.3 million in the second quarter of 2013. The provision for non-covered loans was $6.5 million in the third quarter of 2013, compared to $7.9 million in the second quarter of 2013. The net provision from the covered portfolio was $1.0 million for the third quarter of 2013 compared to $0.4 million for the second quarter of 2013.

The section below on “Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loans losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans and for acquired-performing loans and acquired-impaired loans (which includes all covered loans) are described in Note 3 to the consolidated financial statements.

Noninterest Income

Noninterest income totaled $63.1 million for the third quarter of 2013, down $0.8 million (1%) from the second quarter of 2013, and down $0.7 million (1%) from the third quarter of 2012.

Service charges on deposits totaled $20.5 million for the third quarter of 2013, up $0.7 million (3%) from the second quarter of 2013, and down $0.3 million from the third quarter of 2012. Year-to-date, service charge income increased $1.4 million (2%) in 2013 due in part to new and standardized products and services the Company began offering across its footprint in conjunction with the core systems integration in March 2012.

Trust, investment and annuity and insurance fees totaled $18.3 million, down $1.5 million (8%) from the second quarter of 2013 and up $2.3 million (14%) from the third quarter of 2012. The linked-quarter decrease reflects some seasonality in these lines of business, in addition to the impact of higher equity market valuations in the second quarter of 2013. In the first nine months of 2013, these fee income categories grew $5.6 million (11%) compared to 2012. Improved stock market values and new business were the primary factors contributing to the increases.

Bank card and ATM fees totaled $12.2 million in the third quarter of 2013, up $0.8 million (7%) from the second quarter of 2013. Compared to the third quarter of 2012, bank card and ATM fees were up $0.4 million (3%) in the current quarter. Year-to-date 2013, bank card and ATM fees in 2013 were down $2.9 million (8%)

compared to 2012. Restrictions on debit card interchange rates arising from the implementation of the Durbin amendment to the Dodd-Frank Act began impacting Whitney Bank in the fourth quarter of 2011 and Hancock Bank at the beginning of the third quarter of 2012. The restrictions reduced Hancock Bank fees by an estimated $2.0 million per quarter. This decline was partially offset by an increase in merchant processing revenue starting in the third quarter of 2012 that was related to the reacquisition of the Company’s merchant business and a change in the terms of the servicing agreement. The reacquisition also added approximately $0.5 million to quarterly expense for the amortization of acquired intangibles.

Fees from secondary mortgage operations totaled $2.5 million for the third quarter of 2013, down $1.7 million (40%) linked-quarter, and down $1.8 million (43%) from the year-earlier period. The decline mainly reflects a lower level of loans sold during the quarter, as a result of a strategic decision to retain more residential mortgages on the balance sheet. Mortgage loan originations also slowed toward the end of the third quarter of 2013, reflecting mainly the impact of increased longer-term market interest rates.

Other miscellaneous income for the third quarter of 2013 decreased $0.8 million from the third quarter of 2012 and $1.0 million compared to the year-earlier period. The year-to-date total for 2013 declined $5.7 million, reflecting mainly a reduction in the accretion recognized on the FDIC loss share receivable.

The components of noninterest income are presented in the following table for the indicated periods:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
(In thousands)
Service charges on deposit accounts	$20,519	$19,864	$20,834	$59,398	$58,015
Trust fees	9,477	9,803	7,743	27,972	24,464
Bank card and ATM fees	12,221	11,399	11,870	34,678	37,586
Investment and annuity fees	5,186	5,192	4,269	14,955	13,291
Secondary mortgage market operations	2,467	4,139	4,311	10,989	11,328
Insurance commissions and fees	3,661	4,845	4,045	12,500	12,103
Income from bank owned life insurance	2,574	2,873	2,870	8,764	8,617
Credit related fees	2,995	1,533	1,545	5,969	5,130
Income from derivatives	1,257	1,408	455	3,296	2,091
Safety deposit box income	467	462	502	1,480	1,524
Gain on sale of assets	801	162	2,705	1,277	2,909
Other miscellaneous	1,432	2,217	1,693	5,863	10,830
Securities transactions gain/(loss), net	—	—	917	—	929

Total noninterest income	$63,057	$63,897	$63,759	$187,141	$188,817

Noninterest Expense

Excluding certain one-time items in each period, noninterest expense for the third quarter of 2013 totaled $161.3 million, down $0.9 million from the second quarter of 2013, and $3.1 million

(2%) from the third quarter of 2012. Year-to-date 2013, total noninterest expense, excluding one-time items, totaled $483.2 million, down $20.9 million (4%) compared to 2012. The year-over-year decreases are primarily related to cost savings realized as Whitney’s acquired operations were successfully integrated into Hancock, including the impact of branch consolidations and the core systems conversion.

The Company recognized $20.9 million of one-time noninterest expense items in the third quarter of 2013 related mainly to the expense and efficiency initiative described in the earlier discussion covering “Highlights of Third Quarter 2013 Financial Results” in the “Overview” section. The Company closed 26 branches in August 2013, incurring approximately $2.5 million in severance-related personnel expense and $12.6 million in losses on bank premises and equipment and the settlement of lease obligations. The sales of an additional 10 branches are subject to regulatory approvals and certain closing conditions, and will be reflected in Hancock’s fourth quarter 2013 and first quarter 2014 financial results. One-time noninterest expense items recognized in 2012 included $5.3 million of debt repurchase costs reflected in the third quarter and year-to-date totals and $45.8 million of merger-related expenses in the year-to-date totals.

The components of noninterest expense are presented in the following table for the indicated periods:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
(In thousands)
Compensation expense	$70,614	$71,327	$70,975	$213,292	$215,124
Employee benefits	16,236	16,268	17,201	49,080	54,252

Personnel expense	86,850	87,595	88,176	262,372	269,376

Net occupancy expense	12,369	12,404	13,169	37,099	41,173
Equipment expense	5,120	4,919	5,010	15,340	16,811
Data processing expense	12,031	12,781	10,866	36,346	36,407
Professional services expense	8,715	8,726	8,428	25,387	24,771
Amortization of intangibles	7,306	7,431	8,110	22,292	24,336
Telecommunications and postage	4,397	5,059	5,313	13,484	16,693
Deposit insurance and regulatory fees	3,789	4,200	3,833	11,635	11,128
Advertising	2,825	2,181	2,243	7,183	6,903
Insurance expense	887	1,065	1,207	3,018	4,428
Ad valorem and franchise taxes	2,809	2,182	2,185	7,193	6,608
Printing and supplies	1,143	1,511	1,457	3,963	5,205
Public relations and contributions	969	1,269	1,065	3,960	4,204
Travel expense	1,065	1,288	1,282	3,466	3,693
Other real estate owned expense, net	2,439	3,355	4,590	6,502	10,014
Tax credit investment amortization	1,318	1,247	1,513	3,991	4,538
One-time expenses	20,887	—	5,298	20,887	51,125
Other miscellaneous expense	7,286	5,037	5,969	19,939	17,736

Total noninterest expense	$182,205	$162,250	$169,714	$504,057	$555,149

Noninterest expense, excluding one-time noninterest expense items	$161,318	$162,250	$164,416	$483,170	$504,024

Income Taxes

The effective income tax rate for the third quarters of 2013 and 2012 was approximately 26%, while the rate for the second quarter of 2013 was 25%. Management expects the annual effective tax rate to approximate 26% to 27% in 2013.

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

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Common Share Data
Earnings per share:
Basic	$0.40	$0.55	$0.55	$1.51	$1.23
Diluted	$0.40	$0.55	$0.55	$1.51	$1.22
Operating earnings per share: (a)
Basic	$0.56	$0.55	$0.58	$1.67	$1.61
Diluted	$0.56	$0.55	$0.58	$1.67	$1.60
Cash dividends per share	$0.24	$0.24	$0.24	$0.72	$0.72
Book value per share (period-end)	$28.70	$28.57	$28.71	$28.70	$28.71
Tangible book value per share (period-end)	$19.04	$18.83	$18.97	$19.04	$18.97
Weighted average number of shares (000s):
Basic	82,091	83,279	84,777	83,404	84,757
Diluted	82,205	83,357	85,632	83,496	85,525
Period-end number of shares (000s)	82,107	82,078	84,782	82,107	84,782
Market data:
High price	$33.85	$30.93	$33.27	$33.85	$36.73
Low price	$29.00	$25.00	$27.99	$25.00	$27.96
Period-end closing price	$31.38	$30.07	$30.98	$31.38	$30.98
Trading volume (000s) (b)	29,711	38,599	26,877	97,779	98,609

(a)	Excludes tax-effected securities transactions and one-time noninterest expense items. Management believes that this is a useful financial measure that helps investors compare the Company’s fundamental operations over time.
(b)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
(in thousands)
Income Statement:
Interest income	$181,639	$179,649	$189,205	$546,560	$571,410
Interest income (TE)	184,221	182,292	192,071	554,511	580,060
Interest expense	10,109	10,470	11,949	31,836	40,407

Net interest income (TE)	174,112	171,822	180,122	522,675	539,653
Provision for loan losses	7,569	8,257	8,101	25,404	26,141
Noninterest income excluding securities transactions	63,057	63,897	62,842	187,141	187,888
Securities transactions gains	—	—	917	—	929
Noninterest expense	182,205	162,250	169,714	504,057	555,149

Income before income taxes	44,813	62,569	63,200	172,404	138,530
Income tax expense	11,611	15,707	16,216	43,764	33,747

Net income	$33,202	$46,862	$46,984	$128,640	$104,783

Securities transactions gains/losses	—	—	917	—	929
One-time noninterest expense items
Merger-related expenses	—	—	(38)	—	45,789
Costs associated with efficiency initiative and other items	20,887	—	—	20,887	—
Sub-debt early redemption costs	—	—	5,336	—	5,336

Total one-time noninterest expense items	20,887	—	5,298	20,887	51,125
Taxes on adjustments	7,310	—	1,533	7,310	17,569

Total adjustments, net of tax	13,577	—	2,848	13,577	32,627

Operating income (a)	$46,779	$46,862	$49,832	$142,217	$137,410

(a)	Net income less tax-effected securities gains/losses and one-time noninterest expense items. Management believes that this is a useful financial measure that helps investors compare the Company’s fundamental operations over time.
(b)	For internal analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Performance Ratios
Return on average assets	0.70%	0.99%	1.00%	0.91%	0.74%
Return on average assets (operating) (a)	0.99%	0.99%	1.07%	1.00%	0.97%
Return on average common equity	5.63%	7.82%	7.77%	7.18%	5.86%
Return on average common equity (operating) (a)	7.93%	7.82%	8.24%	7.93%	7.68%
Tangible common equity ratio	8.68%	8.52%	9.09%	8.68%	9.09%
Earning asset yield (TE)	4.47%	4.42%	4.84%	4.50%	4.82%
Total cost of funds	0.24%	0.25%	0.30%	0.26%	0.34%
Net interest margin (TE)	4.23%	4.17%	4.54%	4.24%	4.48%
Efficiency ratio (b)	64.95%	65.68%	64.33%	64.93%	65.93%
Allowance for loan losses to period-end loans	1.18%	1.18%	1.19%	1.18%	1.19%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	94.69%	91.43%	77.81%	94.69%	77.81%
Average loan/deposit ratio	78.70%	76.41%	75.85%	76.80%	74.14%
Noninterest income excluding securities transactions to total revenue (TE)	26.59%	27.11%	25.86%	26.36%	25.83%

(a)	Excludes tax-effected securities transactions and one-time noninterest expense items. Management believes that this is a useful financial measure that helps investors compare the Company’s fundamental operations over time.
(b)	Efficiency ratio is defined as noninterest expense as a percent of total revenue (TE) before amortization of purchased intangibles, one-time expense items and securities transactions.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Asset Quality Information
Non-accrual loans (a)	$100,649	$110,516	$135,499	$100,649	$135,499
Restructured loans (b)	29,705	33,741	32,339	29,705	32,339

Total non-performing loans	130,354	144,257	167,838	130,354	167,838
Other real estate (ORE) and foreclosed assets	85,560	72,235	130,613	85,560	130,613

Total non-performing assets	$215,914	$216,492	$298,451	$215,914	$298,451

Non-performing assets to loans, ORE and foreclosed assets	1.83%	1.84%	2.58%	1.83%	2.58%
Accruing loans 90 days past due (a)	$15,620	$6,647	$6,423	$15,620	$6,423
Accruing loans 90 days past due to loans	0.13%	0.06%	0.06%	0.13%	0.06%
Non-performing assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.96%	1.90%	2.64%	1.96%	2.64%
Net charge-offs—non-covered	$5,430	$7,032	$9,728	$19,095	$26,993
Net charge-offs—covered	506	2,026	3,550	5,754	22,839
Net charge-offs—non-covered to average loans	0.18%	0.24%	0.34%	0.22%	0.32%
Allowance for loan losses	$138,223	$137,969	$135,591	$138,223	$135,591
Allowance for loan losses to period-end loans	1.18%	1.18%	1.19%	1.18%	1.19%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	94.69%	91.43%	77.81%	94.69%	77.81%
Provision for loan losses	$7,569	$8,257	$8,101	$25,404	$26,141

(a)	Non-accrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan. Nonaccrual restructured loans are reported in the total for restructured loans. See note (b) below.
(b)	Included in restructured loans are $19.1 million, $22.2 million, and $21.6 million in non-accrual loans at 9/30/13, 6/30/13, and 9/30/12, respectively. Total excludes acquired credit-impaired loans.

Supplemental Asset Quality Information	Originated Loans	Acquired Loans (a)	Covered Loans (a)(b)	Total
	9/30/2013
Non-accrual loans	$75,663	$19,823	$5,163	$100,649
Restructured loans	25,942	3,763	—	29,705

Total non-performing loans	101,605	23,586	5,163	130,354
ORE and foreclosed assets (c)	60,187	—	25,373	85,560

Total non-performing assets	$161,792	$23,586	$30,536	$215,914

Accruing loans 90 days past due	$12,512	$3,108	$0	$15,620
Allowance for loan losses	$77,421	$463	$60,339	$138,223

	6/30/2013
Non-accrual loans	$81,613	$24,682	$4,221	$110,516
Restructured loans	28,176	5,565	—	33,741

Total non-performing loans	109,789	30,247	4,221	144,257
ORE and foreclosed assets	49,691	—	22,544	72,235

Total non-performing assets	$159,480	$30,247	$26,765	$216,492

Accruing loans 90 days past due	$5,270	$1,377	$0	$6,647
Allowance for loan losses	$76,399	$370	$61,200	$137,969

Loans Outstanding	Originated Loans	Acquired Loans (a)	Covered Loans (b)	Total
	9/30/2013
Commercial non-real estate loans	$3,633,490	$967,485	$24,340	$4,625,315
Construction and land development loans	738,983	158,228	23,197	920,408
Commercial real estate loans	1,816,402	1,038,287	60,280	2,914,969
Residential mortgage loans	1,124,649	347,054	223,494	1,695,197
Consumer loans	1,387,243	130,649	60,691	1,578,583

Total loans	$8,700,767	$2,641,703	$392,002	$11,734,472

Change in loan balance from previous quarter	$447,012	($355,328)	($38,709)	$52,975

	6/30/2013
Commercial non-real estate loans	$3,564,008	$1,062,916	$26,418	$4,653,342
Construction and land development loans	722,649	217,611	26,239	966,499
Commercial real estate loans	1,638,409	1,161,500	72,345	2,872,254
Residential mortgage loans	988,595	392,282	235,216	1,616,093
Consumer loans	1,340,094	162,722	70,493	1,573,309

Total loans	$8,253,755	$2,997,031	$430,711	$11,681,497

Change in loan balance from previous quarter	$874,819	($629,819)	($46,265)	$198,735

(a)	Acquired and covered loans are subject to purchase accounting guidance as described in note 4 to the condensed consolidated financial statements.
(b)	Acquired loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.
(c)	ORE received in settlement of acquired loans is no longer subject to purchase accounting guidance and has been included with ORE from originated loans. ORE received in settlement of covered loans remains covered under the FDIC loss share agreements.

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Period-end Balance Sheet
Total loans, net of unearned income	$11,734,472	$511,681,497	$11,482,762	$11,577,802	$11,434,448
Loans held for sale	18,444	20,233	34,813	50,605	50,389
Securities	4,124,202	4,303,918	4,662,279	3,716,460	4,053,271
Short-term investments	462,313	442,917	475,677	1,500,188	320,057

Earning assets	16,339,431	16,448,565	16,655,531	16,845,055	15,858,165
Allowance for loan losses	(138,223)	(137,969)	(137,777)	(136,171)	(135,591)
Other assets	2,600,638	2,623,705	2,546,369	2,755,601	2,800,472

Total assets	$18,801,846	$18,934,301	$19,064,123	$19,464,485	$18,523,046

Noninterest bearing deposits	$5,479,696	$5,340,177	$5,418,463	$5,624,127	$5,151,146
Interest bearing transaction and savings deposits	6,008,042	5,965,372	6,017,735	6,038,003	5,876,638
Interest bearing public funds deposits	1,240,336	1,410,866	1,528,790	1,580,260	1,321,227
Time deposits	2,326,797	2,439,523	2,288,363	2,501,798	2,423,940

Total interest bearing deposits	9,575,175	9,815,761	9,834,888	10,120,061	9,621,805

Total deposits	15,054,871	15,155,938	15,253,351	15,744,188	14,772,951
Short-term borrowings	782,779	828,107	722,537	639,133	748,634
Long-term debt	376,664	385,122	393,920	396,589	308,327
Other liabilities	231,090	219,794	217,215	231,297	258,646
Stockholders’ equity	2,356,442	2,345,340	2,477,100	2,453,278	2,434,488

Total liabilities & stockholders’ equity	$18,801,846	$18,934,301	$19,064,123	$19,464,485	$18,523,046

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Average Balance Sheet
Total loans, net of unearned income (a)	$11,821,395	$11,623,209	11,259,592	$11,659,245	$11,197,754
Securities (b)	4,135,348	4,423,441	4,039,191	4,163,436	4,174,956
Short-term investments	427,892	453,565	531,195	644,349	705,205

Earning assets	16,384,635	16,500,215	15,829,978	16,467,030	16,077,915
Allowance for loan losses	(137,936)	(137,815)	(140,661)	(137,624)	(136,257)
Other assets	2,549,328	2,660,432	2,909,649	2,659,791	2,983,774

Total assets	$18,796,027	$19,022,832	$18,598,966	$18,989,197	$18,925,432

Noninterest bearing deposits	$5,415,303	$5,346,916	5,076,152	$5,359,325	$5,194,751
Interest bearing transaction and savings deposits	5,919,709	5,965,769	5,869,281	5,955,711	5,792,586
Interest bearing public fund deposits	1,302,425	1,483,267	1,426,405	1,463,750	1,491,514
Time deposits	2,384,248	2,415,411	2,473,450	2,402,061	2,624,039

Total interest bearing deposits	9,606,382	9,864,447	9,769,136	9,821,522	9,908,139

Total deposits	15,021,685	15,211,363	14,845,288	15,180,847	15,102,890
Short-term borrowings	820,500	790,103	794,925	791,641	842,702
Long-term debt	385,203	393,641	317,379	391,712	344,638
Other liabilities	229,694	222,656	236,134	228,056	245,940
Stockholders’ equity	2,338,945	2,405,069	2,405,240	2,396,941	2,389,262

Total liabilities & stockholders’ equity	$18,796,027	$19,022,832	$18,598,966	$18,989,197	$18,925,432

(a)	Includes loans held for sale
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. As shown in the table below, our ratio of free securities to total securities was 37% at September 30, 2013, compared to 35% at June 30, 2013 and 27% at December 31, 2012. Free securities represent securities that are not pledged for any purpose, and include unpledged securities assigned to short-term dealer repo agreements or to the Federal Reserve Bank discount window. As discussed later, the Company redeployed approximately $1.0 billion of excess short-term liquidity investments from the end of 2012 into the securities portfolio during the latter part of the first quarter of 2013.

Liquidity Metrics

	September 30,	June 30,	December 31,
	2013	2013	2012
Free securities / total securities	37.00%	35.00%	27.00%
Noncore deposits / total deposits	9.75%	10.07%	9.20%
Wholesale funds / core deposits	8.56%	8.91%	7.39%

The liability portion of the balance sheet provides liquidity mainly through various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. Core deposits consist of total deposits less certificates of deposits of $100,000 or more, brokered CDs, and balances in sweep time deposit products used by commercial customers. Toward the end of 2012, Hancock Bank issued $200 million of brokered CDs as a precautionary measure in anticipation of possible deposit outflows associated with the expiration of the FDIC TAG Program at December 31, 2012. Those brokered CDs and an additional $100 million issued in the second quarter of 2013 to test the Bank’s liquidity contingency plan have matured. No brokered CDs were outstanding at September 30, 2013. Balances in sweep time deposit products increased $365 million from the end of 2012. See the discussion of “Deposits” for more information. Noncore deposits were 9.75% of total deposits at September 30, 2013, down 32 bps from June 30, 2013, and up 55 bps from December 31, 2012.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity to meet short-term funding requirements. Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 8.56% of core deposits at September 30, 2013, down 35bps from June 30, 2013 and up 117 bps from December 31, 2012. The increase in this ratio compared to year-end is primarily due to an increase in borrowings under customer repurchase agreements during the first nine months of 2013 and the seasonally higher level of certain core deposits at December 31, 2012. See the discussion of “Deposits” for more information. Besides funding from customer sources, our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $2.6 billion and borrowing capacity at the Federal Reserve’s discount window in excess of $1.0 billion at September 30, 2013. No amounts had been borrowed under these lines at September 30, 2013 or year-end 2012.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the nine months ended September 30, 2013 and 2012.

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

In April 2013 the Company’s board of directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. The shares may be repurchased through privately negotiated transactions and in the open-market from time to time, depending on market conditions and other factors. The source of funds for the stock buyback program is expected to be upstream dividends from the Banks.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.4 billion at September 30, 2013, down $97 million from December 31, 2012. The tangible common equity ratio decreased to 8.68% at September 30, 2013 from 8.77% at December 31, 2012. These declines are primarily due to the $115 million used in the accelerated share repurchase (ASR) program as discussed in note 6 to the consolidated financial statements,

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Both the Company and its bank subsidiaries are currently required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and 4.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%.

On July 2, 2013 the Federal Reserve Board finalized its rule implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The interim final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier 1 ratio of 4.5% of risk-weighted assets, raises the minimum Tier 1 capital ratio from 4% to 6% of risk-weighted assets and sets a new conservation buffer of 2.5% of risk-weighted assets. The final rule is effective for the Company on January 1, 2015; however, the rule allows for transition periods for certain changes, including the conservation buffer. Based on estimated capital ratios using Basel III definitions, the Company and the Banks currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

At September 30, 2013, our regulatory capital ratios and those of the Banks were well in excess of current regulatory minimum requirements, as indicated in the table below. The Company and the Banks have been categorized as “well capitalized” in the most recent notices received from our regulators. Regulatory capital ratios for the Company and the Banks declined from December 31, 2012 to September 30, 2013 primarily due to the ASR program noted previously and dividends paid by the Banks to the parent to facilitate the repurchase. Additional share repurchases under the ASR program are not expected to have a significant impact on the capital ratios of the Company or the Banks. See stockholders’ equity footnote for further information.

	September 30,	June 30,	December 31,
	2013	2013	2012
Regulatory ratios:
Total capital (to risk weighted assets)
Company	13.52%	13.45%	14.28%
Hancock Bank	13.70%	13.66%	14.25%
Whitney Bank	12.93%	13.02%	14.32%
Tier 1 capital (to risk weighted assets)
Company	12.07%	12.00%	12.64%
Hancock Bank	12.44%	12.40%	12.98%
Whitney Bank	11.81%	11.86%	12.93%
Tier 1 leverage capital
Company	9.10%	8.96%	9.11%
Hancock Bank	8.91%	9.04%	9.17%
Whitney Bank	9.00%	8.80%	9.24%

(1)	Tier 1 capital generally includes common equity, retained earnings, non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock, reduced by goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets. Total capital consists of Tier 1 capital plus perpetual preferred stock not qualifying as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of allowances for credit losses.
(2)	The risk-weighted asset base is equal to the sum of the aggregate value of assets and credit-converted off-balance sheet items in each risk category as specified in regulatory guidelines, multiplied by the weight assigned by the guidelines to that category.
(3)	The Tier 1 leverage capital ratio is Tier 1 capital divided by average total assets reduced by the deductions for Tier 1 capital noted above.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $4.1 billion at September 30, 2013, down $180 million from the end of June 2013, but up $408 million from December 31, 2012. During the third and second quarters of 2013, funds from repayments and maturities in the securities portfolio were used primarily to support loan growth. Toward the latter part of the first quarter of 2013, management had redeployed approximately $1.0 billion of excess liquidity to the investment portfolio. This excess liquidity had been accumulated as a precautionary measure against possible deposit outflows in early 2013 upon expiration of the FDIC Transaction Account Guarantee (TAG) Program which provided for unlimited deposit insurance on noninterest-bearing transaction accounts. The Banks did not experience any material deposit outflows as a result of the TAG Program’s expiration.

At September 30, 2013 securities available for sale totaled $1.5 billion and securities held to maturity totaled $2.7 billion. These balances compare to December 31, 2012 totals of $2.0 billion and $1.7 billion, respectively. During the third quarter of 2013, approximately $1.0 billion of securities available for sale were reclassified as securities held to maturity. Management determined that the reclassified securities were not needed for liquidity purposes and that the Company had the ability and intent to hold the securities to maturity. The reclassified securities consisted of mortgage-backed securities and CMOs. Additional information about the accounting for this transfer is included in Note 2 to the consolidated financial statements. There were no gains or losses recognized as a result of this transfer.

Our securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return. We invest only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five. At September 30, 2013, the average maturity of the portfolio was 3.87 years with an effective duration of 3.84 and a weighted-average yield of 2.32%. The effective duration increases to 4.20 with a 100 basis point increase in the yield curve and to 4.50 with a 200 basis point increase. At year end 2012, the average maturity of the portfolio was 3.16 years with an effective duration of 2.19 and a weighted-average yield of 2.71%. The changes in these metrics from December 31, 2012 reflect mainly the redeployment of excess liquidity into the securities portfolio, as discussed above.

Loans

Total loans at September 30, 2013 were $11.7 billion, up $53 million from June 30, 2013 and up $157 million (1%) from December 31, 2012. Excluding the FDIC-covered portfolio, which has declined $124 million during the first nine months of 2013, total loans increased $280 million (3%) compared to year-end 2012 and $92 million (1%) linked quarter. The noncovered loan portfolio was up $464 million (4%) from September 30, 2012.

See Note 3 to the consolidated financial statements for the composition of originated, acquired and covered loans at September 30, 2013 and December 31, 2012. Originated loans include all loans not included in the acquired and covered loan portfolios described as follows. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011 and that continue to be subject to purchase accounting considerations. Acquired loans include those that were performing satisfactorily at the acquisition date (acquired-performing) and loans acquired with evidence of credit deterioration (acquired-impaired). Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. Certain differences in the accounting for originated loans and for acquired-performing and acquired-impaired loans (which include all covered loans) are described in Note 3 to the consolidated financial statements.

Considered together, originated and acquired commercial non-real estate (C&I) loans were up a net $197 million (4%) since year-end 2012, although they were down slightly for the third quarter of 2013. New C&I originations were solid across the Company’s footprint during the first nine months of 2013, with the largest contributions from the Texas, Louisiana and Florida markets. C&I originations in the third quarter of 2013 were offset by higher than normal paydowns and payoffs, as well as some seasonal net reductions.

The Company’s commercial customer base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers totaled approximately $1.2 billion at September 30, 2013, unchanged from the prior quarter and up approximately $200 million from December 31, 2012. The majority of the O&G portfolio is with customers providing transportation and other services and products to support exploration and production activities. The Banks lend mainly to middle-market and smaller commercial entities, although they do participate in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared credits funded at September 30, 2013 totaled approximately $1.3 billion, up slightly from the last quarter and almost $300 million from December 31, 2012. Approximately $700 million of shared national credits were with O&G customers at September 30, 2013, down slightly from June 30, 2013, and up over $100 million from year-end.

Construction and land development loans (C&D) loans and commercial real estate (CRE) loans in the originated and acquired portfolios decreased a net $37 million over the first nine months of 2013. CRE loans include loans on both income-producing properties as well as properties used by borrowers in commercial operations. The largest component of new lending activity during 2013 has been on properties used by smaller C&I customers. Overall, opportunities for funding new quality projects in the current environment, while improving, remain limited.

Residential mortgages in the originated and acquired portfolios were up a net $157 million in the first nine months of 2013. Residential mortgages grew a net $91 million in the third quarter of 2013, reflecting mainly a strategic decision to retain more of these loans on the balance sheet. Consumer loans decreased by a net $37 million over the first nine months of 2013.

Total covered loans at September 30, 2013 were down $39 million from June 30, 2013 and $124 million from December 31, 2012, reflecting normal repayments, charge-offs and foreclosures. The covered portfolio will continue to decline over the terms of the loss share agreements.

Allowance for Loan Losses and Asset Quality

The Company’s total allowance for loan losses was $138.2 million at September 30, 2013, up slightly from $138.0 million at June 30, 2013. The ratio of the allowance to period-end loans was 1.18%, unchanged from June 30, 2013. The allowance maintained on the originated portion of the loan portfolio totaled $77.4 million, or 0.89% of related loans, at September 30, 2013, compared to $76.4 million, or 0.93% of related loans, at June 30, 2013.

During the second quarter of 2013, in order to better refine the process and reflect the activity in the Bank’s loan portfolios at a more granular level, management revised the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses for the originated and acquired-performing loan portfolios. There were no changes in the methodology for the specific reserve analysis on loans considered to be impaired or for identifying impairment in acquired credit-impaired loan pools. The change in the methodology, which is described Note 1 to the consolidated financial statements included elsewhere in this report, was implemented as of April 1, 2013 and resulted in no material change in the total amount of allowance for loan losses.

During the third quarter of 2013, Hancock recorded a total provision for loan losses of $7.6 million, down from $8.3 million in the second quarter of 2013. The provision for non-covered loans was $6.5 million in the third quarter of 2013, compared to $7.9 million in the second quarter of 2013. The net provision from the covered portfolio was $1.0 million for the third quarter of 2013 compared to $0.4 million for the second quarter of 2013.

Net charge-offs from the non-covered loan portfolio were $5.4 million, or 0.18% of average total loans on an annualized basis, in the third quarter of 2013, down from $7.0 million, or 0.24% in the second quarter of 2013.

In the following tables, certain disaggregated information was not available for the commercial non-real estate, construction and land development and commercial real estate loans categories for 2012. In these instances, combined information for these categories is provided under the caption “commercial loans.”

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Allowance for loan losses at beginning of period	$137,969	$137,777	$140,768	$136,171	$124,881

Loans charged-off:
Non-covered loans:
Commercial	—	—	5,065	—	18,036
Commercial non real estate	999	121	—	5,199	—
Commercial and land development	1,183	5,348	—	7,548	—
Commercial real estate	847	750	—	3,718	—
Residential mortgages	647	856	2,256	1,549	4,889
Consumer	5,022	4,376	4,890	13,372	11,663

Total non-covered charge-offs	8,698	11,451	12,211	31,386	34,588

Covered loans:
Commercial	—	—	3,550	—	22,839
Commercial non real estate	—	681	—	681	—
Commercial and land development	(537)	283	—	1,784	—
Commercial real estate	2,195	689	—	4,316	—
Residential mortgages	431	463	—	947	—
Consumer	54	483	—	1,145	—

Total covered charge-offs	2,143	2,599	3,550	8,873	22,839

Total charge-offs	10,841	14,050	15,761	40,259	57,427

Recoveries of loans previously charged-off:
Non-covered loans:
Commercial	—	—	1,160	—	4,225
Commercial non real estate	1,043	1,358	—	3,381	—
Commercial and land development	206	372	—	1,243	—
Commercial real estate	828	729	—	2,340	—
Residential mortgages	96	526	244	991	310
Consumer	1,095	1,434	1,079	4,336	3,060

Total non-covered recoveries	3,268	4,419	2,483	12,291	7,595

Covered loans:
Commercial	—	—	—	—	—
Commercial non real estate	—	90	—	90	—
Commercial and land development	70	142	—	554	—
Commercial real estate	1,517	322	—	2,395	—
Residential mortgages	11	2	—	13	—
Consumer	39	17	—	67	—

Total covered recoveries	1,637	573	—	3,119	—

Total recoveries	4,905	4,992	2,483	15,410	7,595

Net charge-offs—non-covered	5,430	7,032	9,728	19,095	26,993
Net charge-offs—covered	506	2,026	3,550	5,754	22,839

Total net charge-offs	5,936	9,058	13,278	24,849	49,832

Provision for loan losses before FDIC benefit—covered	(355)	1,355	—	9,484	37,025
(Benefit) attributable to FDIC loss share agreement	1,379	(993)	—	(1,497)	(34,401)
Provision for loan losses non-covered loans	6,545	7,895	8,101	17,417	23,517

Provision for loan losses, net	7,569	8,257	8,101	25,404	26,141
Increase (decrease) in FDIC loss share receivable	(1,379)	993	—	1,497	34,401

Allowance for loan losses at end of period	$138,223	$137,969	$135,591	$138,223	$135,591

Ratios:
Gross charge-offs—non-covered to average loans	0.29%	0.40%	0.43%	0.36%	0.41%
Recoveries—non-covered to average loans	0.11%	0.15%	0.09%	0.14%	0.09%
Net charge-offs—non-covered to average loans	0.18%	0.24%	0.34%	0.22%	0.32%
Allowance for loan losses to period-end loans	1.18%	1.18%	1.19%	1.18%	1.19%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus real estate owned (ORE) and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	September 30,	December 31,
	2013	2012
	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial non-real estate loans	$12,775	$21,511
Commercial non-real estate loans—restructured	4,727	1,756

Total commercial non-real estate loans	17,502	23,267

Construction and land development loans	13,577	29,623
Construction and land development loans—restructured	10,889	11,608

Total construction and land development loans	24,466	41,231

Commercial real estate loans	43,554	46,969
Commercial real estate loans—restructured	3,443	1,050

Total commercial real estate loans	46,997	48,019

Residential mortgage loans	23,754	17,285
Residential mortgage loans—restructured	—	1,364

Total residential mortgage loans	23,754	18,649

Consumer loans	6,989	6,449

Total non-accrual loans	119,708	137,615

Restructured loans:
Commercial non-real estate loans—non-accrual	4,727	1,756
Construction and land development loans—non-accrual	10,889	11,608
Commercial real estate loans—non-accrual	3,443	1,050
Residential mortgage loans—non-accrual	—	1,364
Consumer loans—non-accrual	—	—

Total restructured loans—non-accrual	19,059	15,778

Commercial non-real estate loans—still accruing	2,335	6,722
Construction and land development loans—still accruing	4,151	6,236
Commercial real estate loans—still accruing	3,658	2,930
Residential mortgage loans—still accruing	502	549
Consumer loans—still accruing	—	—

Total restructured loans—still accruing	10,646	16,437

Total restructured loans	29,705	32,215

ORE and foreclosed assets	85,560	102,072

Total non-performing assets*	$215,914	$256,124

Loans 90 days past due still accruing	$15,620	$13,243

Ratios:
Non-performing assets to loans plus
ORE and foreclosed assets	1.83%	2.19%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	94.69%	81.40%
Loans 90 days past due still accruing to loans	0.13%	0.11%

*	Includes total non-accrual loans, total restructured loans—still accruing and ORE and foreclosed assets

Non-performing assets (NPAs) totaled $216 million at September 30, 2013, down slightly from June 30, 2013. During the third quarter, total non-performing loans declined $14 million, while foreclosed and surplus real estate (ORE) and other foreclosed assets increased almost $14 million. Approximately $16 million was transferred into ORE when certain bank locations were closed on August 30, 2013 in connection with the Company’s efficiency initiative. Excluding the branch transfers, NPAs totaled $200 million at September 30, 2013, down $16 million from June 30, 2013. Non-performing assets as a percent of total loans, ORE and other foreclosed assets were 1.83% at September 30, 2013, compared to 1.84% at June 30, 2013.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and Federal funds sold, declined $1.0 billion from December 31, 2012 to a total of $462 million at September 30, 2013. Short-term investments were relatively stable for the third quarter of 2013. As discussed earlier in the section on “Securities,” during the latter part of the first quarter of 2013, management redeployed the excess short-term investments it had accumulated toward the end of 2012 in anticipation of possible increased demands on liquidity from the expiration of the TAG Program.

Deposits

Total deposits at September 30, 2013 were $15.1 billion, down $101 million, or less than 1%, from June 30, 2013, and down $689 million (4%) from December 31, 2012. Average deposits for the third quarter of 2013 were $15.0 billion, down $190 million (1%) from the second quarter of 2013.

Noninterest-bearing demand deposits (DDAs) totaled $5.5 billion at September 30, 2013, up $140 million (3%) compared to June 30, 2013 and down $144 million (3%) from year-end 2012. DDAs comprised 36% of total period-end deposits at September 30, 2013 compared to 35% at June 30, 2013 and 36% at year-end.

Interest-bearing public fund deposits totaled $1.2 billion at September 30, 2013, down $171 million (12%) from June 30, 2013 and $340 million (22%) from year-end 2012. Public fund entities typically carry higher balances at year end, with subsequent reduction until the last quarter of the following year.

Time deposits totaled $2.3 billion at September 30, 2013, down $175 million (7%) from December 31, 2012. Balances in sweep time deposit products increased $365 million from the end of 2012. Movement of excess funds from DDAs by some commercial customers, primarily during the second quarter of 2013, provided most of this increase. Certificates of deposits (CDs) were down $540 million (23%) compared to December 31, 2012, as low yields available to customers on maturing CDs continue to drive reductions in CD balances. Also, $200 million in brokered CDs matured. These CDs were issued as part of the precautionary accumulation of liquidity at the end of 2012 as discussed in the section on “Liquidity.”

Short-Term Borrowings

At September 30, 2013, short-term borrowings totaled $783 million, up $144 million (22%) from December 31, 2012. Securities sold under agreements to repurchase are the main source of short-term borrowings. These agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Banks, the amounts available over time can be volatile.

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

The following table shows the commitments to extend credit and letters of credit at September 30, 2013 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Commitments to extend credit	$4,942,643	$2,571,169	$905,385	$886,995	$579,094
Letters of credit	418,979	262,639	67,690	85,257	3,393

Total	$5,361,622	$2,833,808	$973,075	$972,252	$582,487

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with those generally practiced within the banking industry which require management to make estimates and assumptions about future events. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and the resulting estimates form the basis for making judgments about the carrying values of certain assets and liabilities not readily apparent from other sources. Actual results could differ significantly from those estimates.

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

SEGMENT REPORTING

Note 12 to the consolidated financial statements provides information about the Company’s reportable operating segments and presents comparative financial information for these operating segments for the three month and nine month periods ended September 30, 2013 and September 30, 2012.

Net income in the third quarter of 2013 for the Hancock segment totaled $3.2 million, down $11.4 million from the same period in 2012. Net interest income (te) declined $6.0 million mainly due to reduced asset yields, including the impact of lower level of purchase-accounting loan accretion from the FDIC-covered portfolio. Noninterest expense increased $5.9 million between these periods, mainly attributable to costs associated with the Company’s current expense reduction and efficiency initiative discussed in the “Overview” section under “Highlights of Third Quarter 2013 Financial Results”.

Net income for the Whitney segment in the third quarter of 2013 totaled $29.8 million, down $1.7 million from the same period in 2012. Net interest income (te) was stable, as a year-over-year increase in earning assets and a higher level of purchase-accounting loan accretion from the portfolio acquired in the Whitney merger offset the impact of lower core loan yields and securities yields. Noninterest expense increased $6.1 million primarily related to costs associated with the efficiency initiative.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and we intend such forward-looking statements to be covered by the safe harbor provisions therein and are including this statement for purposes of invoking these safe-harbor provisions. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of plans and strategies for the future. Forward-looking statements that we may make include, but may not be limited to, comments with respect to future levels of economic activity in our markets, loan growth, deposit trends, credit quality trends, future sales of nonperforming assets, net interest margin trends, future expense levels and the ability to achieve reductions in non-interest expense or other cost savings, projected tax rates, future profitability, improvements in expense to revenue (efficiency) ratio, purchase accounting impacts such as accretion levels, the impact of the branch rationalization process, and the financial impact of regulatory requirements. Hancock’s ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although Hancock believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ from those expressed in Hancock’s forward-looking statements include, but are not limited to, those risk factors outlined in Hancock’s public filings with the Securities and Exchange Commission, which are available at the SEC’s internet site (http://www.sec.gov). You are cautioned not to place undue reliance on these forward-looking statements. Hancock does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

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

Hancock measures its interest rate sensitivity primarily by running net interest income simulations. The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, re-pricing and maturity characteristics of the existing and projected balance sheet. The table below presents the results of simulations run as of September 30, 2013, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive as compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
Stable	0.00%
+100	1.27%
+200	3.56%
+300	6.12%

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

Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended September 30, 2013.

	(a) Total number of shares or units purchased	(b) Average price paid per share	(c) Total number of shares purchased as a part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under plans or programs
Jul. 1, 2013—Jul. 31, 2013	—	$—	—	1,426,458
Aug. 1, 2013—Aug. 31, 2013	—	—	—	1,426,458
Sep. 1, 2013—Sep. 30, 2013	—	—	—	1,426,458

Total	—	$—	—

(1)	The Company publicly announced its stock buy-back program on April 30, 2013.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ Carl J. Chaney
Carl J. Chaney
President & Chief Executive Officer

/s/ John M. Hairston
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer

Date:	November 8, 2013

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.