Form 10-K
period 2013-12-31
HANCOCK HOLDING CO
filed 2014-02-28
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 20, 2014 was $2.4 billion based upon the closing market price on NASDAQ on June 30, 2013. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2014, the registrant had outstanding 82,279,194 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

Hancock Holding Company

Form 10-K

PART I

ITEM 1.	BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

Hancock Holding Company (“Hancock” or the “Company”) was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. In 2002, the Company qualified as a financial holding company giving it broader powers. The corporate headquarters of the Company is in Gulfport, Mississippi.

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

With $19.0 billion in assets, Hancock is the parent company of two wholly-owned bank subsidiaries, Hancock Bank, headquartered in Gulfport, Mississippi and Whitney Bank, headquartered in New Orleans, Louisiana. Hancock Bank operates all branches in Mississippi, Alabama and Florida and Whitney Bank operates all branches in Louisiana and Texas.

The Company announced in November 2013 that its holding company’s board of directors approved a plan to consolidate the legal charters of its two subsidiary banks (Hancock Bank and Whitney Bank) in the first quarter of 2014, pending receipt of required regulatory approvals. The consolidation, which supports the previously announced expense and efficiency initiative, will reduce the cost and complexity of maintaining two separate bank charters in this current regulatory environment. The change is not expected to have a noticeable impact on our customers, as the Company will continue to do business under its two well-known brands, Whitney Bank in Louisiana and Texas, and Hancock Bank in Mississippi, Alabama, and Florida.

NATURE OF BUSINESS AND MARKETS

Hancock Bank and Whitney Bank (referred to collectively as the “Banks”) operate across a Gulf south corridor comprising southern Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and panhandle regions of Florida; and Houston, Texas. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Reporting” and Note 19 to the consolidated financial statements for information regarding Hancock’s reportable operating segments.

We also offer other services through several non-bank subsidiaries. Hancock Investment Services, Inc. provides discount investment brokerage services. Hancock Insurance Agency and Whitney Insurance Agency provide general insurance agency services. Harrison Finance Company provides consumer financing services. We also have several special purpose subsidiaries that operate and sell certain foreclosed assets. Total revenue from non-bank subsidiaries accounted for less than ten percent of our consolidated revenue in 2013.

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

Recent acquisitions and continued internal growth have diversified our sources of revenue and enhanced core deposit funding. Hancock’s size and scale enables us to attract and retain high quality associates. We remain focused on maintaining two hallmarks of our past culture: a strong balance sheet and a commitment to excellent credit quality.

At December 31, 2013, the Company had total assets of $19.0 billion and 3,978 employees on a full-time equivalent basis.

Additional information is available at www.hancockbank.com and www.whitneybank.com.

Loan Production and Credit Review

The Banks’ primary lending focus is to provide commercial, consumer and real estate loans to consumers, to small and middle market businesses, and to corporate clients in their respective markets. We seek to provide quality loan products that are attractive to the borrower and profitable to Hancock. We look to build strong, profitable client relationships over time and maintain a strong presence and position of influence in the communities we serve. Through this relationship-based approach we have developed a deep knowledge of our customers and the markets in which they operate. The Company continually works to improve the consistency of its lending processes across all of our banking divisions, to strengthen the underwriting criteria we employ to evaluate new loans and loan renewals, and to diversify our loan portfolio in terms of type, industry and geographical concentration. We believe that these measures will better position Hancock to meet the credit needs of businesses and consumers in the markets it serves while pursuing a balanced strategy of loan profitability, loan growth and loan quality.

The following discussion describes the underwriting procedures of the lending function and presents our principal categories of loans. The results of our lending activities and the relative risk of the loan portfolio are discussed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Hancock Bank and Whitney Bank share an integrated set of loan policies, underwriting standards and key underwriting functions designed to achieve a consistent approach by both banks. These underwriting standards address:

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

•	lending limits;

•	and credit approval authorities.

Additionally, we continue to enhance our loan concentration policy to limit and manage our exposure within specified concentration tolerances. This policy calls for portfolio risk management and reporting, the imposition of large borrower concentration limits and systematic monitoring of large commercial loans and monitoring of our portfolio mix. The Company currently has no significant concentrations of loans to particular borrowers or to any foreign entities, although it continues to have a meaningful concentration in commercial real estate and energy-related loans. The Company defines concentration as the total of funded and unfunded commitments (excluding loans acquired in the People’s First transaction covered under loss-sharing agreements with the FDIC) as a percentage of total capital (as defined for risk-based capital ratios). The Company had the following industry concentrations as of December 31, 2013:

•	Commercial Real Estate — 153%

•	Mining, Oil and Gas — 122%

•	Manufacturing — 55%

•	Construction — 38%

•	Retail Trade — 42%

•	Healthcare — 37%

•	Wholesale Trade — 43%

•	Transportation and Warehousing — 28%

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

Loan portfolio data is presented as either originated, acquired, or covered loans because these segments use different accounting and allowance methodologies. Originated loans include legacy Hancock loans and loans originated from the acquired Banks’ locations since their acquisitions. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011. Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Within these categories, we have commercial, residential mortgage and consumer loans.

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

The Banks make construction and land development loans to builders and real estate developers for the acquisition, development and construction of business and residential-purpose properties. Acquisition and development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of real estate absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon cost estimates and the projected value of the complete project. The Banks monitor the construction process to mitigate or identify risks as they arise. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of construction loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Banks until permanent financing is obtained. These loans are typically closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing to take out the construction loan.

Commercial real estate loans consist of commercial mortgages on both income-producing and owner-occupied properties. We have executed a strategy to increase the proportion of loans secured by owner-occupied properties in recent years and reduce the number of speculative real estate projects. Loans secured by income-producing properties are viewed primarily as cash flow loans and undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. Repayment of non-owner occupied loans is generally dependent on the successful operation of the income-producing property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Banks’ commercial real estate portfolios are diverse in terms of type and geographic location. We monitor and evaluate commercial real estate loans based on collateral, geography and risk grade criteria. Many of the markets within the footprint have shown signs of improvement in values over the past 12 months. However, commercial real estate lending can represent an area of elevated risk, so we actively monitor this segment of the portfolio.

Residential Mortgage

A portion of the Banks’ lending activities consists of the origination of both fixed-rate and adjustable-rate home loans, although we re-sell most longer-term fixed-rate loans that we originate in the secondary mortgage market on a best-efforts basis. The sale of mortgage loans allows the Banks to manage the interest rate risks related to such lending operations.

Consumer

Consumer loans include second mortgage home loans, home equity lines of credit and non-residential consumer purpose loans. Non-residential consumer loans include direct and indirect loans made to finance automobiles, recreation vehicles, boats, and other personal (secured and unsecured) and deposit account secured loans. Consumer loans are attractive because they typically have a shorter term, provide granularity of size for the overall portfolio, and produce a higher overall yield. The Banks also have a small portfolio of credit card receivables issued on the basis of applications received through referrals from the Banks’ branches and other marketing efforts. The Banks approve consumer loans based on employment and financial information submitted by prospective borrowers as well as credit reports collected from various credit agencies. Financial stability and credit history of the borrower are the primary factors the Banks consider in granting such loans. The availability of collateral is also a factor considered in making such loans. The geographic area of the borrower is another consideration, with preference given to borrowers in the Banks’ primary market areas.

A small consumer finance portfolio is maintained by Harrison Finance Company. The portfolio has a higher risk profile than the Banks’ consumer portfolio, but carries a higher yield.

Securities Portfolio

Our investment portfolio includes, among other asset classes, U.S. agency debt securities, U.S. agency mortgage-related securities and obligations of states and municipalities classified as available for sale and held to maturity. As such, the Company considers the available for sale portfolio as one of many sources of liquidity used to fund our operations. Investments are made in accordance with the investment policy and also tested under multiple stressed interest rate scenarios, the results of which are used to manage our interest rate risk position. The rate scenarios include regulatory and management agreed upon instantaneous and ramped rate movements that may be up to plus 500 bps. The combined portfolio has a target effective duration of two to five.

We also utilize a significant portion of the securities portfolio to secure certain deposits and other liabilities requiring collateralization. To retain a source of liquidity, we limit the percentage of securities that can be pledged in order to keep a portion of securities available for sale. The securities portfolio can also be pledged to increase our line of credit availability at the Federal Home Loan Bank of Dallas, although we have not had to do so.

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

Deposits

The Banks have several programs designed to attract depository accounts from consumers and small and middle market businesses at interest rates generally consistent with market conditions. Deposits are the most significant funding source for the Company’s interest earning assets. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including noninterest-bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances, and applicable fees. Interest paid on deposits represents the largest component of our interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Deposit flows are controlled by the Banks primarily through pricing, and to a lesser extent, through promotional activities. Management believes that the rates that it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Banks’ respective market areas. Client deposits are attractive sources of funding because of their stability and low relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other bank services.

The Banks also hold public funds as deposits. The Banks’ appetite for public funds, as with any type of deposit, is determined by ALCO’s Funding and Liquidity Sub-Committee while pricing decisions are determined by ALCO’s deposit pricing sub-committee. Typically many public fund deposits are allocated based upon the rate of interest offered and the ability of the bank to provide collateralization. The Banks can influence the level of its public fund deposits through pricing decisions. Public deposits typically require the pledging of collateral, most commonly marketable securities. This is taken into account when determining the level of interest to be paid on public deposits. The pledging of collateral, monitoring and management reporting represents additional operational requirements for the Banks. Public fund deposits are more volatile because they tend to have high balances. Public funds have not historically presented any special risks to the Banks. Public funds are only one of many possible sources of liquidity that the Banks have available to draw upon as part of its liquidity funding strategy as set by ALCO.

The Banks accepted brokered deposits in 2013 as part of their contingency funding plan (“CFP”); however, the brokered deposits are not used as a long-term funding source. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), only “well-capitalized” and “adequately-capitalized” institutions may accept brokered deposits. The Company issued three-month brokered CDs through third-party intermediaries as test issuances under the CFP.

Trust Services

The Banks, through their respective trust departments, offer a full range of trust services on a fee basis. In their trust capacities, the Banks provide investment management services on an agency basis and act as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, charitable and religious organizations. As of December 31, 2013, the trust departments of the Banks had approximately $14.1 billion of assets under administration compared to $13.6 billion as of December 31, 2012. As of December 31, 2013, $4.1 billion of administered assets were corporate trust accounts and the remaining balances were personal, employee benefit, estate and other trust accounts.

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

SUPERVISION AND REGULATION

Bank Holding Company Regulation

General

The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act). On January 26, 2002 the Company qualified as a financial holding company, giving it broader powers as discussed below. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission (the Commission) under federal securities laws.

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

The leverage ratios adopted by the Federal Reserve require all but the most highly rated bank holding companies to maintain Tier 1 Capital at 4% of total assets. Certain bank holding companies having a composite 1 rating and not experiencing or anticipating significant growth may satisfy the Federal Reserve guidelines by maintaining

Tier 1 Capital of at least 3% of total assets reduced by deductions from Tier 1 capital discussed below. Tier 1 Capital for bank holding companies generally includes: common equity, retained earnings, non-controlling interest in equity accounts of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock. In calculating Tier 1 Capital, goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets are excluded. The Company’s Tier 1 capital leverage ratio at December 31, 2013 was 9.34%.

The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories: 0%, 20%, 50% and 100%. For example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. A two-step process determines the risk weight of off-balance sheet items such as standby letters of credit. First, the amount of the off-balance sheet item is multiplied by a credit conversion factor of either 0%, 20%, 50% or 100%. The result is then assigned to one of the four risk categories.

The primary component of risk-based capital is Tier 1 Capital, which was described above. Tier 2 Capital is a secondary component of risk-based capital, consisting primarily of perpetual preferred stock not qualifying as Tier 1 Capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of the allowances for loan losses. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category. A ratio of Tier 1 Capital to risk-weighted assets of at least 4% and a ratio of Total Capital (Tier 1 and Tier 2) to risk-weighted assets of at least 8% must be maintained by bank holding companies. At December 31, 2013, the Company’s Tier 1 and Total Capital risk based ratios were 11.76% and 13.11%, respectively.

As described above, the prior approval of the Federal Reserve must be obtained before the Company may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal Act) permits adequately capitalized and managed bank holding companies to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that mergers may not be approved with respect to banks located in states that, before June 1, 1997, opted out of the Riegle-Neal Act by enacting legislation prohibiting mergers by banks located in such state with out-of-state institutions. Louisiana and Mississippi opted into the interstate branching provision of the Riegle-Neal Act.

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

The Riegle-Neal Act further provides that a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits in any state where the acquiring bank operates. States have the right to adopt legislation to lower the 30% limit, although no states within the Company’s current market area have done so. Additional provisions require that interstate activities conform to the Community Reinvestment Act.

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

In November 1985, the Federal Reserve adopted its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the Policy Statement). The Policy Statement sets forth various guidelines that the Federal Reserve believes that a bank holding company should follow in establishing its dividend policy. In general, the Federal Reserve stated that bank holding companies should pay dividends only out of current earnings. The Company has always paid dividends in conformity with this policy. It also stated that dividends should not be paid unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

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

Hancock Bank is subject to regulation and periodic examinations by the FDIC and the State of Mississippi Department of Banking and Consumer Finance (“MDBCF”). Whitney Bank is subject to regulation and periodic examinations by the FDIC and the Office of Financial Institutions, State of Louisiana. The Company has recently announced that it intends to consolidate the Bank charters under the Hancock Bank charter which will continue to be subject to examination by the MDBCF. These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations. These examinations are designed to protect the Banks’ depositors, rather than their stockholders. In addition to these regular examinations, the Company and the Banks must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

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

As a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), a financial institution insured by the FDIC can be held liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured financial institution or (2) any assistance provided by the FDIC to a commonly controlled financial institution in danger of default. Thus, Hancock Bank and Whitney Bank have potential exposure for any losses incurred by the FDIC with respect to the activities of each other. This exposure will be eliminated when the charters of Hancock Bank and Whitney Bank are combined.

The Banks are members of the FDIC, and their deposits are insured as provided by law by the Deposit Insurance Fund the (DIF). The deposits of the Banks are insured up to applicable limits and the Banks are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

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

The base assessment rates ranges from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The adjustments include (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; and (2) for Non-Risk Category I institutions, an increase for brokered deposits above a threshold amount. The basic limit on federal deposit insurance coverage is $250,000 per depositor.

Since the first quarter of 2000, all institutions with deposits insured by the FDIC have been required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. The current annualized assessment rate is 0.620 basis points, or approximately 0.155 basis points per quarter. These assessments will continue until the FICO bonds mature in 2017 through 2019.

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

FDICIA contains a “prompt corrective action” section intended to address problem institutions at the least possible long-term cost to the deposit insurance funds. Pursuant to this section, the federal banking agencies are required to prescribe a leverage limit and a risk-based capital requirement indicating levels at which institutions will be deemed to be “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In the case of a depository institution that is “critically undercapitalized” (a term defined to include institutions which still have positive net worth); the federal banking regulators are generally required to appoint a conservator or receiver.

FDICIA further requires regulators to perform annual on-site bank examinations, places limits on real estate lending and tightens audit requirements. The legislation attempted to eliminate the “too big to fail” doctrine, which protects uninsured deposits of large banks, and restricts the ability of undercapitalized banks to obtain extended loans from the Federal Reserve Board discount window. FDICIA also imposes disclosure requirements relating to fees charged and interest paid on checking and deposit accounts.

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

Although Hancock Bank and Whitney Bank are not members of the Federal Reserve System, they are subject to Federal Reserve regulations that require the Banks to maintain reserves against transaction accounts (primarily checking accounts). The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts. On January 23, 2014, the Federal Reserve regulations were revised to require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $89 million, and, if the aggregate of such accounts exceeds $89 million, 10% of the total in excess of $89 million. This regulation will be subject to an exemption from reserve requirements on $13.3 million of an institution’s transaction accounts.

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

The Financial Services Modernization Act also added a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Mississippi and Louisiana permit commercial banks chartered by the state to engage in any activity permissible for national banks, the Banks will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

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

Recent Developments

The enactment of the Dodd-Frank Act has resulted in increased regulation of the financial services industry. In addition to those provisions already discussed, the following provisions may have an effect on the activities of the Company and the Banks:

•

Establishment of the Consumer Financial Protection Bureau (CFPB). The CFPB is funded by the Federal Reserve and, in consultation with the Federal banking agencies, makes rules relating to consumer protection. The CFPB has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act (or RESPA), the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. Hancock is subject to direct supervision and examination by the CFPB in respect of the foregoing consumer protection acts and regulations.

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

The information provided herein regarding the effect of the Dodd-Frank Act is intended merely for illustration and is not exhaustive, as the full impact of the legislation on banks and bank holding companies cannot be fully assessed until rulemaking is complete.

Mortgage Rules. During 2013, the CFPB finalized a series of rules related to the extension of residential mortgage loans made by banks. Among these rules, are requirements that a bank make a good faith determination that a borrower has the ability to repay a mortgage loan prior to extending such credit, a requirement that certain mortgage loans contain escrow payments, new appraisal requirements and specific rules regarding how loan originators may be compensated. The implementation of these new rules began in January 2014.

Volcker Rule. In December 2013, the Federal Reserve, the FDIC, the OCC, the SEC, and the CFTC issued the “Prohibitions And Restrictions On Proprietary Trading And Certain Interests In, And Relationships With, Hedge Funds And Private Equity Funds,” commonly referred to as the Volcker Rule, which regulates and restricts investments which may be made by banks. The Volcker Rule was adopted to implement a portion of the Dodd-Frank Act and new Section 13 of the Bank Holding Company which prohibits any banking entity from engaging in proprietary trading or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with a hedge fund or private equity fund (“covered funds”), subject to certain exemptions.

Basel III. On July 2, 2013, the Company’s primary federal regulators—the Federal Reserve Board and the Federal Deposit Insurance Corporation – adopted final rules implementing the Basel III framework which substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. These final rules are based on the international capital accords of the Basel Committee on Banking Supervision (Basel Committee).

The new rules address both the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, as well as address risk weights and other issues affecting the denominator, replacing the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Such instruments issued prior to May 19, 2010, currently included in Tier 1 capital are grandfathered in, so long as they are limited to 25 percent of the institution’s Tier 1 capital elements. The final rules impose several new minimum capital ratios, including a common equity to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 8%, and a capital conservation buffer of 2.5% added to the common equity Tier 1 capital, the Tier 1 capital and the total capital ratios. Each of the minimum capital ratios take effect in 2015, with the capital conservation buffer set to be phased in the beginning of 2016 and implemented in full by 2019.

Under the final rules, the treatment of residential mortgage exposures remains unchanged from current practice. First-lien, one-to-four family residential mortgage exposures that are not past due, non-accrual, or restructured will generally receive a 50 percent risk weight. All other residential mortgages receive a 100 percent risk weight. Under the final rules however, some banks are given a one-time “opt out” in which they may elect to filter certain volatile accumulated other comprehensive income (AOCI) components from inclusion in regulatory capital. The AOCI opt-out election must be made on the institution’s first Call Report, FR Y-9C or FR Y-9SP, as applicable, filed after January 1, 2015. Lastly, under the final rules, banks with less than $15 billion in total consolidated assets as of December 31, 2009, or organized in mutual form as of May 19, 2010, are exempt from the requirement that they phase out TruPS and cumulative perpetual preferred stock from Tier 1 capital.

Regulation E

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

Debit Interchange Fees

Interchange fees, or “swipe” fees, are fees that merchants pay to credit card companies and card-issuing banks like Whitney for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve.

In addition, the legislation prohibits card issuers and networks from entering into exclusive arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing. The Federal Reserve rule limiting debit interchange fees has significantly reduced our debit card interchange revenues.

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

Certain changes in mortgage originations, interest rates, inflation, deflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently.

Loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates as well as by the new changes in the mortgage rules issued by the CFPB. Sharply falling rates could increase prepayments within our securities portfolio lowering interest earnings from those investments. The new mortgage rules could limit our ability to originate mortgages to borrowers that do not meet or are unable to meet the standards set forth in the new mortgage regulations. An underperforming stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues. In addition, wealth management fees associated with managed securities portfolios could also be adversely affected. An unanticipated increase in inflation could cause our operating costs related to salaries and benefits, technology, and supplies to increase at a faster pace than revenues.

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

Although we make continuous efforts to maintain the security and integrity of our information systems and have not experienced a significant, successful cyber-attack, threats to information systems continue to evolve and there can be no assurance that our security efforts and measures will continue to be effective. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Threats to our information systems may originate externally from third parties such as foreign governments, organized crime and other hackers, outsource or infrastructure-support providers and application developers, or may originate internally. As a financial institution, we face a heightened risk of a security breach or disruption from attempts to gain unauthorized access to our and our customers’ data and financial information, whether through cyber-attack, cyber intrusion over the internet, malware, computer viruses, attachments to e-mails, spoofing, phishing, or spyware.

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

Failure to comply with the terms of loss sharing arrangements with the FDIC may result in significant losses.

Any failure to comply with the terms of any loss share agreements that we have with the FDIC, or to properly service the loans and foreclosed assets covered by loss share agreements, may cause individual loans, large pools of loans or other covered assets to lose eligibility for reimbursement to the Company from the FDIC. This could result in material losses that are currently not anticipated and could adversely affect the Company’s financial condition, results of operations, or liquidity.

Returns on pension plan assets may not be adequate to cover future funding requirements.

Investments in the portfolio of our defined benefit pension plan may not provide adequate returns to fully fund benefits as they come due, thus causing higher annual plan expenses and requiring additional contributions by us.

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

In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching as a part of our internal growth strategy and possibly entry into new markets through de novo branching. De novo branching and any acquisition carry numerous risks, including the following:

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

We are subject to the regulations of the Securities and Exchange Commission (“SEC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, the Mississippi

Department of Banking and Consumer Finance, and the Louisiana Office of Financial Institutions. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various Federal and State laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans, including ability to branch, offer certain products, or execute existing or planned business strategies.

For example, the Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. New regulations from the CFPB, which was established by the Dodd-Frank Act, such as the Ability to Repay Rules, may materially raise the risk of consummating consumer credit transactions. The full impact on our business and operations will not be fully known for years until regulations implementing the statute are fully applied. These new rules issued in the wake of the Dodd Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Additionally, the rules implementing the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act may have significant impacts on our regulatory capital levels. Basel III and its regulations will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, when they become effective, will impose additional costs on banking entities and their holding companies. For additional information regarding the Dodd-Frank Act and Basel III, see “Supervision and Regulation.”

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

As legislators and financial regulators continue to implement measures intended to increase greater stability in the financial markets, the overall effects of these efforts on the financial markets are uncertain, and if they ultimately fail to stabilize the financial markets, the Company’s business, financial condition, results of operations, and prospects could be materially and adversely affected. In addition, the implementation of the Dodd-Frank Act has resulted in significant changes to the banking industry as a whole which, depending on how its provisions are implemented by the agencies, could adversely affect the Company’s business.

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

The Company operates 251 full service banking and financial services offices and 300 automated teller machines across a Gulf south corridor comprising south Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and Panhandle regions of Florida; and Houston, Texas. The Company owns approximately 49% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Banks and subsidiaries of the Banks hold a variety of property interests acquired in settlement of loans.

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

	High Sale	Low Sale	Cash Dividends Paid
2013
4th quarter	$37.12	$30.09	$0.24
3rd quarter	33.85	29.00	0.24
2nd quarter	30.93	25.00	0.24
1st quarter	33.59	29.37	0.24
2012
4th quarter	$32.50	$29.47	$0.24
3rd quarter	33.27	27.99	0.24
2nd quarter	36.56	27.96	0.24
1st quarter	36.73	31.56	0.24

There were 10,414 shareholders of record and approximately 40,700 beneficial holders of the Company’s common stock at January 31, 2014 and 82,279,194 shares outstanding. On January 31, 2014, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Global Select Market were $35.14 and $34.60, respectively.

The principal sources of funds to the Company to pay cash dividends are the dividends received from Hancock Bank, Gulfport, Mississippi, and Whitney Bank, New Orleans, Louisiana. Consequently, dividends are dependent upon the Banks’ earnings, capital needs, regulatory policies as well as statutory and regulatory limitations. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid to the Company by Hancock Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi and those paid by Whitney Bank are subject to approval by the Commissioner for Financial Institutions of the State of Louisiana. Following completion of the consolidation of the bank charters, only the approval of the Commissioner of Banking and Finance of the State of Mississippi will be required for the consolidated bank to pay a dividend to the Company. We do not expect regulatory restrictions to affect our ability to pay cash dividends. Although no assurance can be given that Hancock Holding Company will continue to declare and pay regular quarterly cash dividends on its common stock, Hancock Bank has paid regular cash dividends since 1937 and Hancock Holding Company has paid regular cash dividends since its organization.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2008 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index (KRX) is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

Issuer Purchases of Equity Securities

The Company’s board of directors approved a stock repurchase program on April 30, 2013 that authorized the repurchase of up to 5% of the Company’s outstanding common stock.

On May 8, 2013 Hancock entered into an accelerated share repurchase (ASR) transaction with Morgan Stanley & Co. LLC (Morgan Stanley). In the ASR transaction, the Company paid $115 million to Morgan Stanley and received from them approximately 2.8 million shares of Hancock common stock, representing approximately 76% of the estimated total number of shares to be repurchased. The actual number of shares to be delivered to the Company in this ASR transaction will be based generally on the volume-weighted average price per share of the Hancock common stock during the term of the ASR agreement less a specified discount and on the amount paid at inception to Morgan Stanley, subject to certain possible adjustments in accordance with the terms of the ASR agreement. Final settlement of the ASR agreement, which has not yet occurred, is scheduled to occur no later than May, 2014. The ASR transaction was treated as two separate transactions: (i) the acquisition of treasury shares on the date the shares were received; and (ii) a forward contract indexed to the Company’s common stock that is classified as equity. No shares were purchased by the issuer or any affiliated purchaser in 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated Financial Statements and Notes thereto included elsewhere herein.

	At and For the Years Ended December 31,
	2013	2012	2011	2010	2009
Income Statement:
Interest income	$722,210	$762,549	$592,204	$352,558	$323,727
Interest income (te)	732,620	774,134	604,130	364,385	335,787
Interest expense	41,479	51,682	70,971	82,345	95,300

Net interest income (te)	691,141	722,452	533,159	282,040	240,487
Provision for loan losses	32,734	54,192	38,732	65,991	54,590
Noninterest income excluding securities transactions	246,038	252,195	206,427	136,949	157,258
Securities transactions gains/(losses)	105	1,552	(91)	—	69
Noninterest expense excluding amortization of intangibles	648,804	681,000	577,463	276,532	232,053
Amortization of intangibles	29,470	32,067	16,551	2,728	1,417

Income before income taxes	215,866	197,355	94,823	61,911	97,694
Income tax expense	52,510	45,613	18,064	9,705	22,919

Net income	$163,356	$151,742	$76,759	$52,206	$74,775

Bargain purchase gain	—	—	—	—	(33,623)
Securities transactions gains/(losses)	105	1,552	(91)	—	69
One-time noninterest expense items
Merger-related expenses	—	45,789	86,762	3,167	3,682
Sub-debt early redemption costs	—	5,336	—	—	—
Expense & Efficiency initiative and other items	38,003	—	—	—	—

Total one-time noninterest expense items	38,003	51,125	86,762	3,167	3,682
Taxes on adjustments	13,264	17,350	30,398	1,108	(11,587)

Total adjustments (net of taxes)	24,634	32,223	56,455	2,059	(18,423)

Operating income (a)	$187,990	$183,965	$133,214	$54,265	$56,352

(a)    Net income less tax-effected one-time noninterest expense items, bargain purchase gain on acquisition, and securities gains/losses. Management believes that this non-GAAP financial measure is useful because it enables investors to assess ongoing operations.

Common Share Data:
Earnings per share:
Basic earnings per share	$1.93	$1.77	$1.16	$1.41	$2.28
Diluted earnings per share	1.93	1.75	1.15	1.40	2.26
Operating earnings per share: (a)
Basic operating earnings per share	2.22	2.15	2.03	1.47	1.72
Diluted operating earnings per share	2.22	2.13	2.02	1.46	1.71
Cash dividends paid	0.96	0.96	0.96	0.96	0.96
Book value (period end)	29.49	28.91	27.95	23.22	22.74

	At and For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Period-End Balance Sheet Data:
Loans, net of unearned income	$12,324,817	$11,577,802	$11,177,026	$4,957,164	$5,114,175
Loans held for sale	24,515	50,605	72,378	21,866	36,112
Securities	4,033,124	3,716,460	4,496,900	1,488,885	1,611,327
Short-term investments	268,839	1,500,188	1,184,419	639,164	797,262

Total earning assets	16,651,295	16,845,055	16,930,723	7,107,079	7,558,876

Allowance for loan losses	(133,626)	(136,171)	(124,881)	(81,997)	(66,050)
Other assets	2,491,582	2,755,601	2,968,254	1,113,245	1,204,257

Total assets	$19,009,251	$19,464,485	$19,774,096	$8,138,327	$8,697,083

Noninterest bearing deposits	$5,530,253	$5,624,127	$5,516,336	$1,127,246	$1,073,341
Interest bearing deposits	9,830,263	10,120,061	10,197,243	5,648,473	6,122,471

Total deposits	15,360,516	15,744,188	15,713,579	6,775,719	7,195,812
Other borrowed funds	1,043,786	1,035,722	1,398,346	375,224	516,183
Other liabilities	179,880	231,297	295,008	130,836	147,425
Stockholders’ equity	2,425,069	2,453,278	2,367,163	856,548	837,663

Total liabilities & stockholders’ equity	$19,009,251	$19,464,485	$19,774,096	$8,138,327	$8,697,083

Average Balance Sheet Data:
Loans, net of unearned income	$11,725,204	$11,284,739	$8,514,021	$5,005,753	$4,310,120
Securities	4,140,051	4,063,817	3,074,373	1,559,019	1,559,570
Short-term investments	578,613	771,523	955,325	698,042	497,048

Total earning assets	16,443,868	16,120,079	12,543,719	7,262,814	6,366,738
Allowance for loan losses	(137,897)	(136,257)	(102,784)	(73,190)	(63,450)
Other assets	2,623,047	2,951,547	2,281,136	1,236,610	796,479

Total assets	$18,929,018	$18,935,369	$14,722,071	$8,426,234	$7,099,767

Noninterest bearing deposits	$5,393,955	$5,251,391	$3,400,064	$1,076,829	$935,985
Interest bearing deposits	9,723,281	9,858,792	8,316,489	5,840,669	4,761,614

Total deposits	15,117,236	15,110,183	11,716,553	6,917,498	5,697,599
Other borrowed funds	1,195,235	1,182,673	1,000,998	515,626	613,523
Other liabilities	229,983	241,710	203,403	127,400	114,270
Stockholders’ equity	2,386,564	2,400,803	1,801,117	865,710	674,375

Total liabilities & stockholders’ equity	$18,929,018	$18,935,369	$14,722,071	$8,426,234	$7,099,767

	At and For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Performance Ratios:
Return on average assets	0.86%	0.80%	0.52%	0.62%	1.05%
Return on average assets—operating (a)	0.99%	0.97%	0.90%	0.64%	0.79%
Return on average common equity	6.84%	6.32%	4.26%	6.03%	11.09%
Return on average common equity—operating (a)	7.88%	7.66%	7.40%	6.27%	8.36%
Return on average tangible common equity	10.30%	9.72%	5.98%	6.62%	12.34%
Return on average tangible common equity—operating (a)	11.85%	11.78%	10.37%	6.88%	9.30%
Earning asset yield (tax equivalent - te)	4.45%	4.80%	4.82%	5.01%	5.27%
Total cost of funds	0.25%	0.32%	0.57%	1.13%	1.50%
Net interest margin (te)	4.20%	4.48%	4.25%	3.88%	3.78%
Noninterest income excluding bargain purchase gain on acquisition and securities transactions as a percent of total revenue (te)	26.25%	25.88%	27.91%	32.69%	33.95%
Efficiency ratio (e)	65.17%	64.63%	66.35%	65.24%	62.71%
Average loan/deposit ratio	77.56%	74.68%	72.67%	72.36%	75.65%
FTE employees (period-end)	3,978	4,235	4,736	2,271	2,240

Capital Ratios:
Common stockholders’ equity to total assets	12.76%	12.60%	11.97%	10.52%	9.63%
Tangible common equity to total assets	9.00%	8.77%	7.96%	9.69%	8.81%
Tier 1 leverage (b)	9.34%	9.10%	8.17%	9.65%	10.60%

Asset Quality Information:
Non-accrual loans	$84,011	$121,837	$99,128	$112,274	$86,555
Restructured loans (c)	24,947	32,215	18,145	12,641	—

Total non-performing loans	108,958	154,052	117,273	124,915	86,555

Other real estate (ORE) and foreclosed assets	76,979	102,072	159,751	33,277	14,336

Total non-performing assets	$185,937	$256,124	$277,024	$158,192	$100,891

Non-performing assets to loans + ORE and foreclosed assets	1.50%	2.19%	2.44%	3.17%	1.97%
Accruing loans 90 days past due (d)	$10,387	$13,244	$5,880	$1,492	$11,647
Accruing loans 90 days past due as a percent of loans	0.08%	0.11%	0.05%	0.03%	0.23%
Non-performing assets + accruing loans 90 days past due to loans and foreclosed assets	1.58%	2.31%	2.50%	3.19%	2.19%
Net charge-offs—non-covered	$24,309	$55,031	$33,805	$50,682	$50,265
Net charge-offs—covered	$2,355	$26,069	$11,475	$—	$—
Net charge-offs—non-covered to average loans	0.21%	0.49%	0.40%	1.01%	1.17%
Allowance for loan losses	$133,626	$136,171	$124,881	$81,997	$66,050
Allowance for loan losses to period-end loans	1.08%	1.18%	1.12%	1.65%	1.29%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	111.97%	81.40%	101.40%	64.87%	67.26%

(a)	Excludes tax-effected one-time noninterest expense items, bargain purchase gain on acquisition, and securities transactions. See operating income calculation previously in Selected Financial Data.
(b)	Calculated as Tier 1 capital divided by average total assets for leverage capital purposes.
(c)	Included in restructured loans are $15.7 million, $15.8 million and $4.1 million of non-accrual loans at December 31, 2013, 2012 and 2011, respectively. Total excludes acquired credit-impaired loans with an accretable yield credit.
(d)	Non-accrual loans and accruing loans past due 90 days or more do not include acquired-impaired loans with an accretable yield.
(e)	Noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles, securities transactions, and one-time noninterest expense items.

	Originated Loans	Acquired Loans (a)	Covered Loans (b)	Total
Supplemental Asset Quality Information	2013
Non-accrual loans	$61,887	$18,580	$3,544	$84,011
Restructured loans	21,222	3,725	—	24,947

Total non-performing loans	83,109	22,305	3,544	108,958
ORE and foreclosed assets (c)	51,240	—	25,739	76,979

Total non-performing assets	$134,349	$22,305	$29,283	$185,937

Accruing loans 90 days past due	$3,298	$7,089	—	$10,387
Allowance for loan losses	$78,885	$1,647	$53,094	$133,626

	2012
Non-accrual loans	$87,651	$30,086	$4,100	$121,837
Restructured loans	27,451	4,764	—	32,215

Total non-performing loans	115,102	34,850	4,100	154,052
ORE and foreclosed assets (c)	75,771	—	26,301	102,072

Total non-performing assets	$190,873	$34,850	$30,401	$256,124

Accruing loans 90 days past due	$7,737	—	—	$7,737
Allowance for loan losses	$78,774	$788	$56,609	$136,171

	2011
Non-accrual loans	$79,164	$1,118	$18,846	$99,128
Restructured loans	18,145	—	—	18,145

Total non-performing loans	97,309	1,118	18,846	117,273
ORE and foreclosed assets (c)	115,769	—	43,982	159,751

Total non-performing assets	$213,078	$1,118	$62,828	$277,024

Accruing loans 90 days past due	$4,871	—	—	$4,871
Allowance for loan losses	$83,246	—	$41,635	$124,881

	2010
Non-accrual loans	$66,988	—	$45,286	$112,274
Restructured loans	12,641	—	—	12,641

Total non-performing loans	79,629	—	45,286	124,915
ORE and foreclosed assets (c)	17,595	—	15,682	33,277

Total non-performing assets	$97,224	—	$60,968	$158,192

Accruing loans 90 days past due	$1,492	—	—	$1,492
Allowance for loan losses	$81,325	—	$672	$81,997

	2009
Non-accrual loans	$30,978	—	$55,577	$86,555
Restructured loans	—	—	—	—

Total non-performing loans	30,978	—	55,577	86,555
ORE and foreclosed assets (c)	14,336	—	—	14,336

Total non-performing assets	$45,314	—	$55,577	$100,891

Accruing loans 90 days past due	$11,647	—	—	$11,647
Allowance for loan losses	$66,050	—	—	$66,050

(a)	Loans which have been acquired and no allowance brought forward in accordance with acquisition accounting.
(b)	Acquired loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.
(c)	ORE received in settlement of acquired loans is included with ORE from originated loans.

ORE received in settlement of covered loans remains covered under the FDIC loss share agreements.

	Originated Loans	Acquired Loans (a)	Covered Loans (b)	Total
Loans Outstanding	2013
Commercial non-real estate loans	$4,113,837	$926,997	$23,390	$5,064,224
Construction and land development loans	752,381	142,931	20,229	915,541
Commercial real estate loans	2,022,528	967,148	53,165	3,042,841
Residential mortgage loans	1,196,256	315,340	209,018	1,720,614
Consumer loans	1,409,130	119,603	52,864	1,581,597

Total loans	$9,494,132	$2,472,019	$358,666	$12,324,817

Change in loan balance from previous year	$2,386,911	($1,482,739)	($157,157)	$747,015

	2012
Commercial non-real estate loans	$2,713,385	$1,690,643	$29,260	$4,433,288
Construction and land development loans	665,673	295,151	28,482	989,306
Commercial real estate loans	1,548,402	1,279,546	95,146	2,923,094
Residential mortgage loans	827,985	486,444	263,515	1,577,944
Consumer loans	1,351,776	202,974	99,420	1,654,170

Total loans	$7,107,221	$3,954,758	$515,823	$11,577,802

Change in loan balance from previous year	$2,219,491	($1,663,095)	($155,620)	$400,776

	2011
Commercial non-real estate loans	$1,525,409	$2,236,758	$38,063	$3,800,230
Construction and land development loans	540,806	603,371	118,828	1,263,005
Commercial real estate loans	1,259,757	1,656,515	82,651	2,998,923
Residential mortgage loans	487,147	734,669	285,682	1,507,498
Consumer loans	1,074,611	386,540	146,219	1,607,370

Total loans	$4,887,730	$5,617,853	$671,443	$11,177,026

Change in loan balance from previous year	$739,717	$5,617,853	($137,708)	$6,219,862

	2010
Commercial non-real estate loans	$1,046,431	—	$35,190	$1,081,621
Construction and land development loans	495,590	—	157,267	652,857
Commercial real estate loans	1,231,414	—	181,873	1,413,287
Residential mortgage loans	366,183	—	293,506	659,689
Consumer loans	1,008,395	—	141,315	1,149,710

Total loans	$4,148,013	—	$809,151	$4,957,164

Change in loan balance from previous year	($15,192)	—	($141,819)	($157,011)

	2009
Commercial non-real estate loans	$984,057	—	$41,838	$1,025,895
Construction and land development loans	535,439	—	158,814	694,253
Commercial real estate loans	1,162,838	—	185,349	1,348,187
Residential mortgage loans	395,946	—	373,825	769,771
Consumer loans	1,084,925	—	191,144	1,276,069

Total loans	$4,163,205	—	$950,970	$5,114,175

Change in loan balance from previous year	($86,085)	—	$950,970	$864,885

(a)	Loans which have been acquired and no allowance brought forward in accordance with acquisition accounting.
(b)	Acquired loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Holding Company and our subsidiaries during 2013 and selected prior periods. This discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this report, including the consolidated financial statements and related notes.

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

EXECUTIVE OVERVIEW

Recent Economic and Industry Developments

Recent reports from the Federal Reserve indicate a moderate improvement of economic activity throughout most of Hancock’s market areas. Activity at energy-related businesses, which are concentrated mainly in Hancock’s south Louisiana and Houston, Texas market areas, remained generally strong. Tourism and convention activity, which is important to several of the Company’s market areas, showed expanding levels of activity in both leisure and business travel, and is expected to continue to grow in 2014 based on advanced booking reports. Retail sales for the 2013 holiday season were generally positive, despite prior concerns from retailers about the fewer number of shopping days in 2013 compared to 2012. Manufacturing activity has strengthened, with an increase in employment and orders of production, accompanied by decreasing finished inventory levels. Nearly one-half of manufacturers within the Company’s footprint expect production to increase over the next three to six months.

The real estate market for residential properties has begun to slow down. Although sales have been either flat or slightly up compared to prior year, they have been below brokers’ expectations in recent months. Home sales are expected to remain flat or increase slightly year-over-year. New home construction activity is meeting expectations. Most builders had increases in sales year-over-year and the forecast for new home sales is positive. The sustainability of a housing market recovery will be sensitive to the continued availability of attractive financing rates, the ability of prospective homeowners to meet underwriting standards, the rate of foreclosed properties entering the market and consumer expectations about future economic conditions, among other factors. Commercial construction activity has improved modestly, with new build-to-suit projects breaking ground, while landlords are continuing to develop apartments to attract renters.

The majority of companies within our market had stable employment levels. Pricing pressures remained stable in most industries, increasing between one and three percent. However, some skilled and professional positions are seeing above-average wage increases and higher starting pay due to competition. Currently, there are acute labor shortages for auditors, engineers, construction workers, and truck drivers. In addition, many companies have hired contract labor instead of permanent staff, amid concerns about healthcare reform.

Loan demand across most of the markets that Hancock serves has increased slightly, but competition for quality borrowers remains stiff. Auto lending, energy lending, and some commercial real estate development financing all had increased activity, while retail remained virtually flat. Mortgage lending on both new and existing homes began to slow down as mortgage rates started to increase. The implementation of qualified mortgage requirements in 2014 may have a further negative impact on mortgage lending.

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

Highlights of 2013 Financial Results

Net income for the year ended December 31, 2013 was $163.4 million, compared to $151.7 million in 2012. This increase was mainly due to a decrease in expenses, resulting from cost savings realized as Whitney’s acquired operations were successfully integrated into Hancock. Diluted earnings per share for 2013 were $1.93, an $0.18 increase from 2012. Operating income, which excludes tax-effected one-time noninterest expenses, and securities gains and losses, totaled $188.0 million, a $4.0 million (2%) increase over 2012. Diluted earnings per share on operating income were $2.22 for 2013, a $0.09 improvement over 2012. Hancock’s return on average assets (ROA) for 2013 was 0.86% compared to 0.80% for 2012, while the operating ROA increased to 0.99% in 2013, compared to 0.97% in 2012.

As part of its ongoing planning process, management determined that certain areas of the Company needed to be right-sized or retooled in order to achieve our long-term profitability and efficiency targets. As a result, management announced an expense and efficiency initiative in early 2013 that is designed to reduce overall annual expense levels by $50 million as compared to annualized expenses for the first quarter of 2013. Management set a target for one-half of the expense reduction to be achieved by the first quarter of 2014 and the remainder by the fourth quarter of 2014. In addition to the expense reduction target, the Company also set a longer-term sustainable efficiency ratio target of 57%-59% for 2016. The Company remains on track to achieve the expense targets, with a significant portion of the first quarter’s target being derived from branch consolidation and sales. In 2013, the Company completed the previously announced consolidation of 28 branch locations across its five-state footprint. The sales of 10 additional branches, which were also announced previously, were completed in the fourth quarter of 2013 and the first quarter of 2014. The branches sold were small retail locations with approximately $11 million in loans and $32 million in deposits. Certain one-time costs associated with the branch closures and other activities related to the expense and efficiency initiative were recognized in noninterest expense during the third and fourth quarters of 2013.

Net interest income (taxable equivalent “te”) in 2013 totaled $691.1 million, a $31.3 million (4%) decrease from 2012. The reported net interest margin decreased 28 basis points (bps) to 4.20% in 2013. The core net interest margin, which is calculated excluding total net purchase accounting adjustments, decreased 35 bps to 3.39% in 2013.

The provision for loan losses was $32.7 million in 2013 compared to $54.2 million in 2012, with the provision taken in each year primarily driven by loans not covered under FDIC loss-sharing agreements. Approximately $13.7 million of the 2012 provision was associated with a bulk sale of non-covered problem loans toward the end of that year. Net charge-offs from the non-covered portfolio during 2013 were $24.3 million, or 0.21% of average total loans. This compares to the net non-covered charge-offs of $55.0 million, or 0.49% of average total loans, in 2012. The determination of allowances for covered loans and other acquired-impaired loans is discussed in Note 1 to the consolidated financial statements.

Total assets at December 31, 2013 were $19.0 billion, down about 2% from the prior year-end. Total loans increased $747.0 million (6%) during 2013, and were up $904 million (8%) excluding the FDIC-covered portfolio. During 2013, net growth in commercial non-real estate (C&I), commercial real estate (CRE) and residential mortgage loans was partially offset by net reductions in construction and land development and consumer loans.

At December 31, 2013, total deposits were $15.4 billion, down about 2% from the end of 2012, primarily due to decreased time deposits. Noninterest-bearing demand deposits decreased less than 2% and comprised 36% of total deposits at December 31, 2013.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) for 2013 totaled $691.1 million, a $31.3 million (4%) decrease from 2012 as interest and fees on loans declined $38.1 million. The reported net interest margin declined 28 bps to 4.20% in 2013. The net interest margin is the ratio of net interest income (te) to average earnings assets. The core margin (net interest margin calculated excluding total net purchase accounting adjustments) was approximately 3.39% in 2013, down 35 bps from 2012. The core margin was relatively stable during 2013 after decreasing throughout 2012, mainly from a decline in the core yields on the loan and securities portfolios. Changes in activity related to prepayments and payoffs in the acquired portfolio can cause quarterly purchased loan accretion income to be volatile.

The overall reported yield on earning assets was 4.45% in 2013, down 35 bps from 2012. The reported loan portfolio yield was 5.45% in 2013 compared to 6.00% in 2012. Recent growth in commercial loans has been in very competitively priced segments. The reported yield on the mainly fixed-rate portfolio of investment securities declined 12 bps from 2012, reflecting lower yields available on the reinvestment of maturities and repayments. The mix of average earning assets improved moderately in 2013, as the proportion of loans increased to 71.3% of earnings assets compared to 70.0% in 2012 with a corresponding decline in short-term investments.

The cost of funding earning assets declined to 0.25% in 2013, down 7 bps from 2012. The overall rate paid on interest-bearing deposits declined 8 bps from 2012 to 0.25% in 2013. This decrease was due primarily to the impact of the sustained low rate environment on deposit rates in general and on the re-pricing of time deposits in particular. The mix of funding sources improved during 2013, as higher-cost time deposits continued to decrease as a percentage of total deposits, and interest-bearing transaction and savings deposits increased. Interest-free sources, including noninterest-bearing demand deposits, funded almost 34% of average earnings assets in 2013 compared to 32% in 2012.

Net interest income (te) for 2012 totaled $722.5 million, a $189.3 million (36%) increase over 2011. Earning assets in 2012 were up almost 30% over 2011, reflecting mainly the Whitney acquisition in June 2011. The net interest margin improved by 23 bps to 4.48% in 2012 compared to 2011.

The overall yield on earning assets was relatively flat at 4.80% in 2012. Loan yields increased 3 bps to 6.00% in 2012, partially due to positive adjustments to the yield earned on the acquired Whitney portfolio based on its favorable post-merger performance. The yield on our investment portfolio declined 69 bps from 2011. Both the lower yields available on the reinvestment of repayments and maturities from the Company’s mainly fixed-rate investment portfolio, as well as the market yield on Whitney’s acquired investment portfolio at the acquisition date, contributed to the decrease in investment portfolio yield. The mix of average earning assets improved as the percentage of loans to earning assets increased from 68% to 70%, and short-term investments declined by a similar amount to less than 5%.

The cost of funding earning assets was 0.32%, a 25 basis point decrease from 2011. The overall rate paid on interest-bearing deposits declined 34 bps from 2011 to 0.33% in 2012. This decrease was due primarily to the impact of the sustained low rate environment on deposit rates and the expected runoff or re-pricing of higher-rate time deposits from People’s First. The mix of funding sources improved during 2012, related mainly to the full-year effect of the composition of the acquired Whitney deposit base. Interest-free sources, including noninterest-bearing demand deposits, funded 32% of average earnings assets in 2012 compared to 26% in 2011.

The factors contributing to the changes in net interest income (te) for 2013, 2012, and 2011 are presented in Tables 1 and 2 below. Table 1 shows average balances and related interest and rates and provides a reconciliation of reported and core NIM. Table 2 details the effects of changes in balances (volume) and rates on net interest income in 2013 and 2012.

TABLE 1. Summary of Average Balances, Interest and Rates (te) (a)

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	($ in millions)
Assets
Interest-Earnings Assets:
Loans (te) (b)	$11,725.2	$638.7	5.45%	$11,284.7	$676.8	6.00%	$8,514.0	$508.4	5.97%
Investment securities:
U.S. Treasury and government agency securities	28.1	0.6	2.16	99.1	2.1	2.12	286.2	5.6	1.97
CMOs	1,502.9	29.6	1.97	1,545.5	29.8	1.93	742.5	18.9	2.55
Mortgage-backed securities	2,367.3	51.7	2.19	2,150.8	51.3	2.39	1,772.2	55.6	3.14
Obligations of states and political subdivisions:
taxable	87.1	3.3	3.73	59.8	2.8	4.73	57.5	3.1	5.32
nontaxable (te)	146.2	7.1	4.85	200.7	9.0	4.48	191.7	9.3	4.84
Other securities	8.5	0.2	2.44	7.9	0.4	4.43	24.3	1.1	4.60

Total investment in securities (te) (c)	4,140.1	92.5	2.23	4,063.9	95.4	2.35	3,074.4	93.6	3.04
Federal funds sold and short-term investments	578.6	1.4	.24	771.5	1.9	0.25	955.3	2.1	0.22

Total earning assets (te)	16,443.9	732.6	4.45%	16,120.1	774.1	4.80%	12,543.7	604.1	4.82%

Non-earning assets:
Other assets	2,623.0			2,951.4			2,281.2
Allowance for loan losses	(137.9)			(136.3)			(102.8)

Total assets	$18,929.0			$18,935.4			$14,722.1

Liabilities and Stockholder’s Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$5,962.1	$6.0	0.10%	$5,827.3	$7.4	0.13%	$4,100.4	$8.5	0.21%
Time deposits	2,350.5	14.9	0.63	2,580.0	21.2	0.82	2,901.5	42.1	1.45
Public funds	1,410.7	3.3	0.23	1,451.5	4.1	0.29	1,314.6	5.1	0.39

Total interest-bearing deposits	9,723.3	24.2	0.25	9,858.8	32.7	0.33	8,316.5	55.7	0.67

Repurchase agreements	763.3	4.4	0.58	760.9	5.9	0.78	681.5	7.0	1.03
Other interest-bearing liabilities	42.8	0.1	0.21	82.9	0.1	0.14	114.6	0.2	0.14
Long-term debt	389.2	12.8	3.28	338.9	12.9	3.80	205.0	8.1	3.95

Total interest-bearing liabilities	10,918.5	41.5	0.38%	11,041.5	51.6	0.47%	9,317.5	71.0	0.76%

Noninterest-bearing:
Demand deposits	5,393.9			5,251.4			3,400.1
Other liabilities	230.0			241.7			203.4
Stockholders’ equity	2,386.6			2,400.8			1,801.1

Total liabilities & stockholders’ equity	$18,929.0			$18,935.4			$14,722.1

Net interest income and margin (te)		$691.1	4.20%		$722.5	4.48%		$533.1	4.25%

Net earning assets and spread	$5,525.4		4.07%	$5,078.6		4.33%	$3,226.2		4.06%

Interest cost of funding earning assets			0.25%			0.32%			0.57%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans and loans held for sale.
(c)	Average securities do not include unrealized holding gains or losses on available for sale securities.

Reconciliation of Reported Net Interest Margin to Core Margin

	Years Ended December 31,
(dollars in millions)	2013	2012	2011
Net interest income (te)	691.1	722.5	$533.1
Purchase accounting adjustments
Loan accretion	144.7	141.2	64.9
Whitney premium bond amortization	(11.5)	(24.5)	(17.4)
Whitney and Peoples First CD accretion	0.7	2.7	3.8

Total net purchase accounting adjustments	133.9	119.4	51.3

Net interest income (te)—core	$557.2	$603.1	$481.8

Average earning assets	$16,443.9	$16,120.1	$12,543.7
Net interest margin—reported	4.20%	4.48%	4.25%
Net purchase accounting adjustments (%)	0.81%	0.74%	0.41%

Net interest margin—core	3.39%	3.74%	3.84%

TABLE 2. Summary of Changes in Net Interest Income (te) (a) (b)

	2013 Compared to 2012			2012 Compared to 2011
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest Income (te)
Loans (te) (c)	$25,694	$(63,812)	$(38,118)	$166,170	$2,259	$168,429
Investment securities:
U.S. Treasury and government agency securities	(1,534)	36	(1,498)	(3,943)	377	(3,566)
CMOs	(833)	670	(163)	16,388	(5,498)	10,890
Mortgage-backed securities	4,929	(4,531)	398	10,533	(14,773)	(4,240)
Obligations of states and political subdivisions:
Taxable	1,106	(682)	424	120	(350)	(230)
Nontaxable (te)	(2,595)	699	(1,896)	424	(718)	(294)
Other securities	28	(167)	(139)	(731)	(42)	(773)

Total investment in securities (te)	1,101	(3,975)	(2,874)	22,791	(21,004)	1,787
Federal funds sold and short-term investments	(468)	(53)	(521)	(440)	228	(212)

Total interest income (te)	26,327	(67,840)	(41,513)	188,521	(18,517)	170,004

Interest-bearing transaction deposits	166	(1,520)	(1,354)	2,846	(3,966)	(1,120)
Time deposits	(1,768)	(4,579)	(6,347)	(4,251)	(16,578)	(20,829)
Public funds	(114)	(751)	(865)	495	(1,496)	(1,001)

Total interest-bearing deposits	(1,716)	(6,850)	(8,566)	(910)	(22,040)	(22,950)

Repurchase agreements	18	(1,503)	(1,485)	753	(1,825)	(1,072)
Other interest-bearing liabilities	(40)	11	(29)	(75)	39	(36)
Long-term debt	1,035	(1,158)	(123)	5,307	(538)	4,769

Total interest expense	(703)	(9,500)	(10,203)	5,075	(24,364)	(19,289)

Net interest income (te) variance	$27,030	$(58,340)	$(31,310)	$183,446	$5,847	$189,293

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

(b)	Amounts shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due to changes in volume or rate.
(c)	Includes nonaccrual loans and loans held for sale.

Provision for Loan Losses

The provision for loan losses was $32.7 million in 2013 compared to a provision of $54.2 million in 2012. The majority of the decrease is due to the impact of a bulk sale of problem loans in 2012. The sale added $13.7 million to the provision for loan losses in 2012, and $16.2 million to net charge-offs. Excluding the impact of the bulk loan sale in 2012, the provision for loan losses was $40.5 million.

During 2013, the Company recorded a $1.2 million decrease in the allowance for losses related to reduced impairment of certain pools of covered loans, and a decrease of $8.6 million in the Company’s FDIC loss share receivable. The net impact on provision expense was approximately $7.5 million in 2013 compared to $2.8 million in 2012. Increases in the expected cash flows on covered loans are recorded as a reduction to the allowance for loan losses with a corresponding decrease to the loss share receivable, and the net difference is recorded as a provision for loan losses in the consolidated statements of income.

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

Noninterest Income

Noninterest income for 2013 totaled $246.1 million, a $7.6 million (3%) decrease from 2012. The favorable impact of increases in trust, and investment and annuity income, was offset by declines in bankcard and ATM fees, income from secondary mortgage operations and accretion of the FDIC loss share receivable.

Trust, investment and annuity and insurance fees totaled $57.8 million, up $7.0 million (14%) from 2012. Improved stock market values and new business were the primary factors contributing to the increases.

Bank card and ATM fees totaled $45.9 million in 2013, a $3.2 million (6%) decrease from 2012, reflecting the full impact of restrictions on debit card interchange rates arising from the implementation of the Durbin amendment to the Dodd-Frank Act. This decline was partially offset by an increase in merchant processing revenue starting in the third quarter of 2012 that was related to the reacquisition of the Company’s merchant business and a change in the terms of the servicing agreement.

Fees from secondary mortgage operations totaled $12.5 million in 2013, down $3.9 million (24%) from a year earlier. The decline reflects a slowdown in mortgage loan activity in the last half of 2013, reflecting mainly the impact of higher longer-term interest rates. The decline also reflects a lower level of loans sold as a result of a strategic decision to retain more residential mortgages on the balance sheet.

Accretion on the FDIC loss share receivable decreased $7.2 million from the prior year. The current year’s $2.2 million negative accretion, or amortization, of the FDIC loss share receivable reflects a reduction in the amount of reimbursements under the loss sharing agreements due to lower loss projections for the related covered loan pools. Higher levels of amortization of the loss share receivable are anticipated in 2014 as projected losses from the covered portfolio have decreased.

Noninterest income for 2012 totaled $253.7 million, a $47.4 million (23%) increase from 2011. The full-year impact of the acquired Whitney operations in 2012 was the primary factor behind this overall increase.

Income from service charges on deposit accounts increased $23.0 million (42%) in 2012 compared to 2011, primarily due to the full-year impact of Whitney’s operations, in addition to the new and standardized products and services introduced across the Company’s footprint in conjunction with the core systems integration in March 2012. Bank card and ATM fees were up $6.2 million (14%), but would have shown a decline excluding the full-year impact of Whitney’s operations, due to the restrictions on debit card interchange rates that arose from the implementation of the Durbin amendment to the Dodd-Frank Act. Also impacting this category was the increase in merchant processing revenue discussed earlier.

Fees from secondary mortgage market operations increased $6.0 million in 2012 (57%) compared to 2011. In addition to the favorable impact from a full-year of Whitney’s operations in 2012, the Company’s origination volume and fees benefited as consumers took advantage of historically low rates to refinance or purchase homes in an improving economic environment. Table 3 presents the components of noninterest income for the prior three years along with the percentage changes between years:

TABLE 3. Noninterest Income

	2013	% Change	2012	% Change	2011
	($ in thousands)
Service charges on deposit accounts	$79,000	1%	$78,246	42%	$55,265
Trust fees	38,186	17	32,736	37	23,940
Bank card and ATM fees	45,939	(6)	49,112	14	42,931
Investment and annuity fees	19,574	9	18,033	20	15,016
Secondary mortgage market operations	12,543	(24)	16,488	57	10,484
Insurance commissions and fees	15,804	1	15,692	(5)	16,524
Income from bank-owned life insurance	11,223	1	11,163	20	9,311
Credit-related fees	8,724	31	6,681	16	5,752
Income from derivatives	4,675	30	3,600	374	760
Gain on sales of assets	1,932	(56)	4,366	303	1,083
Safety deposit box income	1,923	(4)	2,006	26	1,591
(Amortization) accretion of FDIC loss share receivable	(2,239)	(145)	5,000	(70)	16,689
Other miscellaneous income	8,754	(4)	9,072	28	7,081
Securities transactions gains, net	105	(93)	1,552	1,805	(91)

Total noninterest income	$246,143	(3)%	$253,747	23%	$206,336

n/m = not meaningful

Noninterest Expense

Noninterest expense for 2013 totaled $678.3 million, down $34.8 million (5%) compared to 2012. Excluding one-time expenses related primarily to the expense and efficiency initiative and merger-related activities, which totaled $38.0 million in 2013 and $51.1 million in 2012, noninterest expense decreased $21.7 million (3%) to $640.3 million in 2013 compared to 2012. The overall decrease is primarily related to cost savings realized from the successful integration of Whitney’s operations, including the impact of the core systems conversion and consolidations of the branch networks and back-office operations. Cost savings resulting from the Company’s expense and efficiency initiative began having a favorable effect in the last half of 2013 and will continue into 2014.

Table 4 presents the components of noninterest expense for the prior three years along with the percentage changes between years. In Table 4 and the related discussion, one-time expenses are excluded from the individual components and addressed separately.

TABLE 4. Noninterest Expense

	2013	% Change	2012	% Change	2011
	($ in thousands)
Employee compensation	$282,420	(1)%	$284,962	29%	$220,720
Employee benefits	64,847	(10)	71,772	38	51,922

Total personnel expense	347,267	(3)	356,734	31	272,642
Net occupancy expense	48,847	(9)	53,856	26	42,890
Equipment expense	19,885	(9)	21,862	29	16,972
Data processing expense	48,364	3	46,819	17	39,906
Professional services expense	34,114	3	33,021	14	29,029
Amortization of intangibles	29,470	(8)	32,067	94	16,551
Telecommunications and postage	17,432	(17)	21,062	20	17,617
Deposit insurance and regulatory fees	14,914	—	14,902	15	12,974
Other real estate expense, net	8,036	(34)	12,250	77	6,910
Advertising	10,281	26	8,155	(30)	11,729
Ad valorem and franchise taxes	9,727	17	8,321	56	5,330
Printing and supplies	5,112	(22)	6,534	30	5,040
Insurance expense	4,094	(25)	5,494	27	4,313
Travel	4,663	(6)	4,987	73	2,884
Entertainment and contributions	5,265	(3)	5,426	51	3,601
Tax credit investment amortization	7,219	21	5,974	70	3,515
One-time expenses	38,003	(26)	51,125	(41)	86,762
Other expense	25,581	5	24,478	59	15,349

Total noninterest expense	$678,274	(5)%	$713,067	20%	$594,014

Total noninterest expense (excluding one-time expenses)	640,271	(3)%	661,942	30%	507,252

The components of one-time expenses:

	2013	2012	2011
Personnel	$9,215	$9,450	$13,960
Net occupancy expense	7	611	330
Equipment expense	141	2,235	552
Data processing expense	3	3,116	3,163
Professional services expense	5,243	24,436	40,902
Telecommunications and postage	—	375	897
Advertising	118	5,360	5,958
Printing and supplies	—	957	568
Insurance expense	—	—	3,177
Travel	53	771	706
Entertainment and contributions	—	623	353
Tax credit investment amortization	3,562	—	—
Other expense	19,661	3,191	16,196

Total one-time expenses	$38,003	$51,125	$86,762

Other expense includes branch closure write-downs in 2013 and merger-related expenses in 2012 and 2011.

Total personnel expense (excluding one-time expenses) decreased $9.5 million (3%) in 2013 compared to the prior year. Full-time equivalent employees were 3,978 at December 31, 2013, compared to 4,235 at December 31, 2012.

Occupancy and equipment expense decreased by a combined $7.0 million due to the decreases associated with the conversion and consolidations. Other expense categories that experienced declines related to the conversion and consolidations included telecommunications and postage, printing and supplies and insurance expense.

ORE expense totaled $8.0 million in 2013, a $4.2 million (34%) decline from 2012 as the prior year included valuation losses on ORE acquired from Whitney and unreimbursed losses on the increased volume of covered loans moving through the foreclosure process into ORE and to final resolution.

Noninterest expense for 2012 increased $119.1 million (20%) to $713.1 million, primarily due to the impact of the Whitney acquisition, partially offset by cost savings associated with the merger. Excluding one-time expenses totaling $51.1 million in 2012 and $86.8 million in 2011, noninterest expense increased $154.7 million (30%).

Total personnel expense (excluding merger-related expenses) increased $84.1 million (31%) in 2012 compared to the prior year. The effect of the Whitney acquisition would have added approximately $200 million absent significant cost savings as a result of reductions in force associated with the completion of the core systems conversion and branch consolidations. Full-time equivalent employees were 4,235 at December 31, 2012, compared to 4,736 at December 31, 2011.

Occupancy, equipment and data processing expense increased by a combined $22.8 million due to the Whitney acquisition, partially offset by decreases associated with the conversion and consolidations. Amortization of intangible assets increased $15.5 million (94%) due to the full year effect of the Whitney acquisition.

Expenses related to other real estate owned increased $5.3 million (77%) due to the factors described above. Other expense totaled $24.5 million in 2012, up $9.1 million (59%) from the prior year.

Income Taxes

Income tax expense was $52.5 million in 2013, $45.6 million in 2012 and $18.1 million in 2011. Our effective income tax rate continues to be less than the statutory rate of 35%, due primarily to tax-exempt income and tax credits. The effective tax rates for 2013, 2012 and 2011 were 24%, 23% and 19%, respectively. Note 17 to the consolidated financial statements reconciles reported income tax expense to the amount determined by applying the statutory rate to income before income taxes.

SEGMENT REPORTING

The Company’s primary operating segments consist of the Hancock segment, which coincides generally with the Company’s Hancock Bank subsidiary, and the Whitney segment, which coincides generally with its Whitney Bank subsidiary. Each Bank segment offers commercial, consumer and mortgage loans and deposit services, as well as certain other services, such as trust and treasury management services. Although the Bank segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. On June 4, 2011, the Company completed its acquisition of Whitney Holding Corporation, the parent of Whitney National Bank. Whitney National Bank was merged into Hancock Bank of Louisiana, and the combined entity was renamed Whitney Bank. On March 15, 2012, Whitney Bank transferred the assets and liabilities of its operations in Florida, Alabama and Mississippi to Hancock Bank. This transfer included approximately $1.4 billion of earning assets and a comparable amount of deposits. Note 19 to the consolidated financial statements provides comparative financial information for the reportable operating segments for 2013, 2012, and 2011. In the tables in Note 19, the “Other” column includes activities of other consolidated subsidiaries and the holding company which do not constitute reportable segments under the relevant accounting guidelines. These subsidiaries provide investment services, insurance agency services, consumer finance and various other services to third parties.

Of the Company’s total net income of $163.4 million for 2013, the Hancock segment generated approximately $42.0 million and the Whitney segment generated approximately $115.7 million. Net income for the Hancock segment decreased $7 million (14%) compared to 2012. The Whitney segment showed an increase of $18.3 million (19%) compared to 2012, reflecting primarily the full-year impact of the conversion and consolidations associated with the Whitney acquisition, as well as the partial year impact of the expense and efficiency initiative.

Net interest income for both the Hancock and Whitney segments continued to benefit from accretion on the purchased loan portfolios during 2013. The Hancock segment includes the FDIC covered portfolio as well as a portion of the portfolio acquired in the Whitney transaction, while the Whitney segment includes the majority of the Whitney acquired loans. Hancock began amortizing $7.2 million in FDIC loss share receivable in 2013 reducing the Hancock segment’s noninterest income by $6.6 million compared to 2012. The Whitney segment’s provision for loan losses decreased approximately $28.1 million compared to 2012, due in part to the $8.6 million related to the bulk sale of problem loans. The cost savings realized as Whitney’s operations were successfully integrated into Hancock are primarily reflected in the comparative results of the Whitney segment.

BALANCE SHEET ANALYSIS

Investment Securities

Our investment in securities was $4.0 billion at December 31, 2013, compared to $3.7 billion at December 31, 2012. The increase from the end of 2012 reflects mainly the redeployment of the additional short-term liquidity investments that had been held in anticipation of possible increased demands on liquidity, as a result of the expiration of the FDIC’s Transaction Account Guarantee (TAG) program at the end of 2012. During the third and fourth quarters of 2013, the proceeds from maturities and scheduled repayments were used to fund loan growth and to minimize short-term borrowings.

At December 31, 2013, securities available for sale totaled $1.4 billion and securities held to maturity totaled $2.6 billion compared to $2.0 billion and $1.7 billion, respectively, at December 31, 2012. During the third quarter of 2013, approximately $1.0 billion of securities available for sale were reclassified as securities held to maturity. See note 3 for further discussion of this reclassification.

Our securities portfolio consists mainly of residential mortgage-backed securities and CMOs that are issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return. We invest only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two and five. At December 31, 2013, the average maturity of the portfolio was 3.97 years with an effective duration of 3.93 and a weighted-average yield of 2.28%. At December 31, 2012, the average maturity of the portfolio was 3.16 years with an effective duration of 2.19 and a weighted-average yield of 2.71%.

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

The amortized cost of securities at December 31, 2013 and 2012 was as follows (in thousands):

TABLE 5. Securities by Type

	December 31,
	2013	2012
Available for sale securities
U.S. Treasury and government agency securities	$504	$18,246
Municipal obligations	35,809	49,608
Mortgage-backed securities	1,262,633	1,715,524
CMOs	96,369	196,723
Other debt securities	3,500	2,250
Equity securities	9,965	4,531

	$1,408,780	$1,986,882

Held to maturity securities
U.S. Treasury and government agency securities	$100,000	$—
Municipal obligations	193,189	164,493
Mortgage-backed securities	1,003,327	180,397
CMOs	1,314,836	1,323,128

	$2,611,352	$1,668,018

The amortized cost, yield and fair value of debt securities at December 31, 2013, by final contractual maturity, were as follows (in thousands):

TABLE 6. Securities Maturities by Type

	Contractual Maturity							Expected
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$168	$100	$236	$—	$504	$506	2.52%	0.3
Municipal obligations	21,770	14,039	—	—	35,809	35,960	2.70%	1.2
Mortgage-backed securities	4,385	58,647	141,287	1,058,314	1,262,633	1,276,957	2.47%	3.6
CMOs	—	96,369	—	—	96,369	94,125	1.94%	4.4
Other debt securities	—	3,500	—	—	3,500	3,500	1.78%	1.6

Total debt securities	$26,323	$172,655	$141,523	$1,058,314	$1,398,815	$1,411,048	2.44%	3.6

Fair Value	$26,421	$171,831	$148,160	$1,064,636	$1,411,048

Weighted Average Yield	3.17%	2.01%	3.59%	2.34%	2.44%

Held to maturity
U.S. Treasury and government agency securities	$100,000	$—	$—	$—	$100,000	$100,316	2.22%	0.3
Municipal obligations	8,537	55,305	109,636	19,711	193,189	196,731	3.94%	5.6
Mortgage-backed securities	—	—	30,085	973,242	1,003,327	953,362	1.75%	4.8
CMOs	—	602,639	1,876	710,321	1,314,836	1,292,874	2.27%	4.1

Total debt securities	$108,537	$657,944	$141,597	$1,703,274	$2,611,352	$2,543,283	2.18%	4.3

Fair Value	$108,943	$640,998	$142,019	$1,651,323	$2,543,283

Weighted Average Yield	2.34%	2.12%	3.28%	2.11%	2.18%

Securities are classified according to their final contractual maturities without consideration of scheduled and unscheduled principal amortization, potential prepayments or call options. Accordingly, actual maturities will differ from contractual maturities. The expected average maturity years presented in the tables above includes scheduled principal payments and assumptions for prepayments.

Loan Portfolio

Total loans (net of unearned discount) at December 31, 2013 were $12.3 billion, an increase of $747.0 million (6%) from December 31, 2012, with most of the growth occurring in the last quarter of the year. Excluding the FDIC-covered portfolio acquired with Peoples First, total loans were up $904 million (8%) compared to year-end 2012. During 2013, net growth in commercial non-real estate (C&I), commercial real estate (CRE) and residential mortgage loans was partially offset by net reductions in construction and land development (C&D) and consumer loans. For the full year of 2014, management expects the rate of loan growth to be in the mid-single digit range.

In the following discussion and tables, certain disaggregated information was not available for the commercial non-real estate, construction and land development and commercial real estate loan categories for years prior to 2013. In these instances, combined information for these categories is provided under the caption “commercial loans.”

The following table sets forth, for the periods indicated, the composition of our loan portfolio distinguished among loans originated, acquired and covered.

Table 7. Loans Outstanding by Type

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Originated loans:
Commercial non-real estate	$4,113,837	$2,713,385	$1,525,409	$1,046,431	$984,057
Construction and land development	752,381	665,673	540,806	495,590	535,439
Commercial real estate	2,022,528	1,548,402	1,259,757	1,231,414	1,162,838
Residential mortgages	1,196,256	827,985	487,147	366,183	395,946
Consumer	1,409,130	1,351,776	1,074,611	1,008,395	1,084,925

Total originated loans	$9,494,132	$7,107,221	$4,887,730	$4,148,013	$4,163,205

Acquired loans:
Commercial non-real estate	$926,997	$1,690,643	$2,236,758	$—	$—
Construction and land development	142,931	295,151	603,371	—	—
Commercial real estate	967,148	1,279,546	1,656,515	—	—
Residential mortgages	315,340	486,444	734,669	—	—
Consumer	119,603	202,974	386,540	—	—

Total acquired loans	$2,472,019	$3,954,758	$5,617,853	$—	$—

Covered loans:
Commercial non-real estate	$23,390	$29,260	$38,063	$35,190	$41,838
Construction and land development	20,229	28,482	118,828	157,267	158,814
Commercial real estate	53,165	95,146	82,651	181,873	185,349
Residential mortgages	209,018	263,515	285,682	293,506	373,825
Consumer	52,864	99,420	146,219	141,315	191,144

Total covered loans	$358,666	$515,823	$671,443	$809,151	$950,970

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Total loans:
Commercial non-real estate	$5,064,224	$4,433,288	$3,800,230	$1,081,621	$984,718
Construction and land development	915,541	989,306	1,263,005	652,857	833,939
Commercial real estate	3,042,841	2,923,094	2,998,923	1,413,287	1,342,254
Residential mortgages	1,720,614	1,577,944	1,507,498	659,689	739,899
Consumer	1,581,597	1,654,170	1,607,370	1,149,710	1,213,365

Total loans	$12,324,817	$11,577,802	$11,177,026	$4,957,164	$5,114,175

Originated loans include all loans not included in the acquired and covered loan portfolios described below. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011, including loans that were performing satisfactorily at the date (acquired-performing) and loans acquired with evidence of credit deterioration (acquired-impaired). Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. Certain differences in the accounting for originated loans and for acquired performing and acquired impaired loans (which include all covered loans) are described in Note 4 to the consolidated financial statements.

Originated C&I loans were up $1.4 billion since December 31, 2012. The net increase reflected activity with both new and existing customers, including certain activity with relationships acquired in the Whitney acquisition. The increase was partially offset by the continuing reduction in the acquired portfolio. Considered together, originated and acquired C&I loans increased $637 million during 2013. While most markets across the Company’s footprint reported C&I growth, the most significant activity was concentrated in the Company’s market areas in Louisiana, the Houston, Texas market, and several Florida market areas, with a sizeable portion of the new business generated from customers in the oil and gas energy sector.

The Company’s commercial customer base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers totaled approximately $1.5 billion at December 31, 2013, up over $550 million from December 31, 2012. The majority of the O&G portfolio is with customers who provide transportation and other onshore and offshore services and products to support exploration and production activities. Our C&I lending is mainly to middle-market and smaller commercial entities, although we occasionally participate in larger shared-credit loan facilities with businesses well known to the relationship officers and operating in the Company’s market areas. Shared credits funded at December 31, 2013 totaled approximately $1.4 billion, of which approximately $813 million was with O&G customers.

Originated C&D and CRE loans, which include loans on both income-producing and owner-occupied properties, increased a combined $561 million during 2013, with $220 million of net growth in the fourth quarter. This increase reflects the funding of existing commitments as well as new business across the Company’s footprint and covers a variety of retail, multi-family residential, commercial and other projects, including several sizable projects to expand or renovate established properties in Louisiana.

Originated residential mortgages were up $368 million during 2013, and originated consumer loans increased $57 million over this period. The Company increased its emphasis on residential mortgages to be held in the loan portfolio, partially offsetting the slowing demand due to the uptick in interest rates.

The portfolio of acquired Whitney loans has declined $1.5 billion since December 31, 2012, with a $764 million decline in the C&I category, $465 million in the C&D and CRE categories, and $254 million in the residential mortgage and consumer loans categories. There were no significant trends underlying the reduction in the C&I category, and, as noted earlier, the Company continues its relationship with many of the commercial customers who have paid down their loans since the acquisition. Reductions in acquired C&D and CRE categories as well as the residential mortgage and consumer categories reflected mainly normal repayment and refinancing activity.

Total covered loans at December 31, 2013 were down $157 million from December 31, 2012. These reductions reflect normal repayments, charge-offs and foreclosures. The covered portfolio will continue to decline over the terms of the loss share agreements.

The following table shows average loans for each of the prior three years and the effective taxable-equivalent yield earned on each category presented.

Table 8. Average Loans

	Years Ended December 31,
	2013			2012			2011
	Balance ($000s)	Yield (te)	Pct of total	Balance ($000s)	Yield (te)	Pct of total	Balance ($000s)	Yield (te)	Pct of total
Total loans:
Commercial non-real estate	$4,615,973	4.08%	39%	$4,007,506	4.61%	35%	$2,590,707	4.90%	30%
Construction and land development	965,237	8.91%	8%	1,157,064	7.23%	10%	1,022,344	6.04%	12%
Commercial real estate	2,899,317	5.50%	25%	2,897,317	6.25%	26%	2,354,944	6.01%	28%
Residential mortgages	1,659,324	6.14%	14%	1,571,465	7.11%	14%	1,137,922	6.85%	13%
Consumer	1,585,353	6.51%	14%	1,651,387	6.99%	15%	1,408,104	6.98%	17%

Total loans	$11,725,204	5.45%	100%	$11,284,739	6.00%	100%	$8,514,021	5.97%	100%

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio:

TABLE 9. Loans Maturities by Type

	December 31, 2013 Maturity Range
	Within One Year	After One Through Five Years	After Five Years	Total
	(In thousands)
Total loans:
Commercial loans:
Commercial non-real estate	$1,431,173	$2,731,691	$901,360	$5,064,224
Construction and land development	392,700	314,151	208,690	915,541
Commercial real estate	475,774	1,588,443	978,624	3,042,841
Residential mortgage loans	96,914	194,723	1,428,977	1,720,614
Consumer loans	226,759	630,915	723,923	1,581,597

Total loans	$2,623,320	$5,459,923	$4,241,574	$12,324,817

The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is shown below:

TABLE 10. Loans Sensitivity to Changes in Interest Rates

	December 31, 2013
	Fixed rate	Floating rate	Total
	(In thousands)
Total loans:
Commercial loans:
Commercial non-real estate	$1,265,186	$2,367,865	$3,633,051
Construction and land development	236,515	286,326	522,841
Commercial real estate	1,642,370	924,697	2,567,067
Residential mortgage loans	961,953	661,747	1,623,700
Consumer loans	692,165	662,673	1,354,838

Total loans	$4,798,189	$4,903,308	$9,701,497

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

TABLE 11. Non-performing Assets

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial loans	$—	$—	$73,255	$92,296	$46,739
Commercial non-real estate loans	8,705	21,511	—	—	—
Commercial non-real estate loans—restructured	4,654	1,756	—	—	—

Total commercial non-real estate loans	13,359	23,267	—	—	—

Construction and land development loans	8,770	29,623	—	—	—
Construction and land development loans—restructured	7,930	11,608	—	—	—

Total construction and land development loans	16,700	41,231	—	—	—

Commercial real estate loans	37,369	46,969	—	—	—
Commercial real estate loans—restructured	3,091	1,050	—	—	—

Total commercial real estate loans	40,460	48,019	—	—	—

Residential mortgage loans	22,255	17,285	25,043	21,489	32,293
Residential mortgage loans—restructured	—	1,364	—	409	—

Total residential mortgage loans	22,255	18,649	25,043	21,898	32,293

Consumer loans	6,912	6,449	4,972	6,791	7,523

Total non-accrual loans	99,686	137,615	103,270	120,985	86,555

Restructured loans:
Commercial loans—non-accrual	—	—	4,142	8,302	—
Commercial non-real estate loans—non-accrual	4,654	1,756	—	—	—
Construction and land development loans—non-accrual	7,930	11,608	—	—	—
Commercial real estate loans—non-accrual	3,091	1,050	—	—	—
Residential mortgage loans—non-accrual	—	1,364	—	409	—
Consumer loans—non-accrual	—	—	—	—	—

Total restructured loans—non-accrual	15,675	15,778	4,142	8,711	—

Commercial loans—still accruing	—	—	12,812	3,301	—
Commercial non-real estate loans—still accruing	2,323	6,722	—	—	—
Construction and land development loans—still accruing	3,298	6,236	—	—	—
Commercial real estate loans—still accruing	3,144	2,930	—	—	—
Residential mortgage loans—still accruing	507	549	1,191	629	—
Consumer loans—still accruing	—	—	—	—	—

Total restructured loans—still accruing	9,272	16,437	14,003	3,930	—

Total restructured loans	24,947	32,215	18,145	12,641	—

ORE and foreclosed assets	76,979	102,072	159,751	33,277	14,336

Total non-performing assets*	$185,937	$256,124	$277,024	$158,192	$100,891

Loans 90 days past due still accruing	$10,387	$13,243	$5,880	$1,492	$11,647

Ratios:
Non-performing assets to loans plus
ORE and foreclosed assets	1.50%	2.19%	2.44%	3.17%	1.97%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	111.97%	81.40%	101.40%	64.87%	67.26%
Loans 90 days past due still accruing to loans	0.08%	0.11%	0.05%	0.03%	0.23%

*	Includes total non-accrual loans, total restructured loans—still accruing and ORE and foreclosed assets

Non-performing assets (NPAs) totaled $185.9 million at December 31, 2013, compared to $256.1 million at December 31, 2012. Non-performing assets as a percent of total loans and ORE and foreclosed assets was 1.50% at December 31, 2013, compared to 2.19% at December 31, 2012. Non-performing loans exclude loans from the Whitney and covered Peoples First acquired credit-impaired portfolios that are accreting interest income.

Non-accrual loans were $99.7 million at December 31, 2013, a decrease of $37.9 million from December 31, 2012. The majority of the decrease occurred in commercial non-real estate and construction and land development loans. Covered loans accounted for using the cost recovery method and reported as non-accrual totaled $2.7 million and $4.1 million at December 31, 2013 and 2012, respectively. Acquired performing loans subsequently placed in non-accrual status totaled $21.8 million at December 31, 2013 and $30.1 million at December 31, 2012.

Loans modified in troubled debt restructurings (TDRs) totaled $24.9 million at December 31, 2013 compared to $32.2 million at December 31, 2012. These totals included $15.7 million and $15.8 million, respectively, of loans reported in non-accrual loans. TDRs arise when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Certain loans modified in a TDR may continue to accrue interest, depending on the individual facts and circumstances of the borrower.

ORE and foreclosed assets decreased a net $25.1 million during 2013, totaling $77.0 million at year end. The balance at December 31, 2013 consisted of approximately 39% in foreclosures from noncovered loans, 33% in ORE covered under loss share agreements, and 28% in surplus branch properties held for sale. The Company was very successful in selling noncovered ORE during 2013, with sales totaling $58.6 million while additions slowed to only $17.6 million. Covered ORE remained about flat as sales and writedowns totaling $35.9 million were slightly higher than additions of $35.3 million. Approximately $24.3 million was added to ORE during the year from the transfer of branches closed as a result of the Company’s ongoing branch rationalization initiative.

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

At December 31, 2013, the allowance for loan losses was $133.6 million compared with $136.2 million at December 31, 2012. The ratio of the allowance for loan losses as a percent of period-end loans was 1.08% at December 31, 2013, compared to 1.18% at December 31, 2012. The decrease in the allowance since the end of 2012 was related mainly to the portfolio covered under FDIC loss-sharing agreements due to a decrease in expected losses.

The Company recorded a total provision for loan losses during 2013 of $32.7 million, compared to $54.2 million in 2012. The majority of the provision in both years was for non-covered loans, $25.3 million in 2013, compared to $51.4 million in 2012. Approximately $13.7 million of the 2012 provision was related to the bulk sale of problem loans. The Company recorded a $1.2 million decrease in the allowance for losses related to reduced impairment on certain pools of FDIC-covered loans, with a related decrease of $8.6 million in the FDIC loss share receivable. The net impact on provision expense from the covered portfolio was $7.5 million in 2013, compared to $2.8 million in 2012.

Net charge-offs from the non-covered loan portfolio during 2013 were $24.3 million, or 0.21% of average total loans. This compares to net non-covered charge-offs of $55.0 million, or 0.49% of average total loans, for the year ended December 31, 2012, including $16.2 million related to the bulk loan sale. Net charge-offs on the FDIC-covered portfolio totaled $2.4 million in 2013 compared to $26.1 million in 2012.

The following table sets forth activity in the allowance for loan losses for the periods indicated. In the tables, commercial loans encompass commercial non-real estate loans, construction and land development loans and commercial real estate loans.

TABLE 12. Summary of Activity in the Allowance for Loan Losses

	At and For The Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Allowance for loan losses at beginning of period	$136,171	$124,881	$81,997	$66,050	$61,725

Loans charged-off:
Non-covered loans:
Commercial	—	42,277	43,654	39,393	36,912
Commercial non real estate	6,671	—	—	—	—
Commercial and land development	10,312	—	—	—	—
Commercial real estate	5,525	—	—	—	—
Residential mortgages	2,297	6,275	2,634	4,615	3,670
Consumer	18,094	16,208	12,500	14,258	14,333

Total non-covered charge-offs	42,899	64,760	58,788	58,266	54,915

Covered loans:
Commercial	—	29,947	11,100	—	—
Commercial non real estate	1,071	—	—	—	—
Commercial and land development	1,244	—	—	—	—
Commercial real estate	4,414	—	—	—	—
Residential mortgages	1,532	—	—	—	—
Consumer	1,250	1,094	375	—	—

Total covered charge-offs	9,511	31,041	11,475	—	—

Total charge-offs	52,410	95,801	70,263	58,266	54,915

Recoveries of loans previously charged-off:
Non-covered loans:
Commercial	—	5,375	20,006	3,491	767
Commercial non real estate	5,790	—	—	—	—
Commercial and land development	1,676	—	—	—	—
Commercial real estate	3,359	—	—	—	—
Residential mortgages	1,936	324	1,091	740	241
Consumer	5,829	4,030	3,887	3,353	3,642

Total non-covered recoveries	18,590	9,729	24,984	7,584	4,650

Covered loans:
Commercial	—	4,894	—	—	—
Commercial non real estate	90	—	—	—	—
Commercial and land development	735	—	—	—	—
Commercial real estate	6,158	—	—	—	—
Residential mortgages	13	—	—	—	—
Consumer	160	78	—	—	—

Total covered recoveries	7,156	4,972	—	—	—

Total recoveries	25,746	14,701	24,984	7,584	4,650

Net charge-offs—non-covered	24,309	55,031	33,804	50,682	50,265
Net charge-offs—covered	2,355	26,069	11,475	—	—

Total net charge-offs	26,664	81,100	45,279	50,682	50,265

Provision for loan losses before FDIC benefit—covered	(1,160)	41,021	52,437	672	—
(Benefit) attributable to FDIC loss share agreement	8,615	(38,198)	(49,431)	(638)	—
Provision for loan losses non-covered loans	25,279	51,369	35,726	65,957	—

Provision for loan losses, net	32,734	54,192	38,732	65,991	—
(Decrease) increase in FDIC loss share receivable	(8,615)	38,198	49,431	638	—

Allowance for loan losses at end of period	$133,626	$136,171	$124,881	$81,997	$66,050

Ratios:
Gross charge-offs—non-covered to average loans	0.37%	0.57%	0.69%	1.16%	1.27%
Recoveries—non-covered to average loans	0.16%	0.09%	0.29%	0.15%	0.11%
Net charge-offs—non-covered to average loans	0.21%	0.49%	0.40%	1.01%	1.17%
Allowance for loan losses to period-end loans	1.08%	1.18%	1.12%	1.65%	1.29%

An allocation of the loan loss allowance by major loan category is set forth in the following table. The changes in the allowance allocated to the residential mortgage and consumer categories in 2012 and 2013 reflect mainly changes in the estimate of impairment on pools of covered loans within these categories.

TABLE 13. Allocation of Loan Loss by Category

	2013		2012		December 31, 2011		2010		2009
	Allowance for Loan Losses	% of Loans to Total Loans	Allowance for Loan Losses	% of Loans to Total Loans	Allowance for Loan Losses	% of Loans to Total Loans	Allowance for Loan Losses	% of Loans to Total Loans	Allowance for Loan Losses	% of Loans to Total Loans
	(In thousands)
Total loans:
Commercial	$—	—	$77,969	72	$78,414	72	$56,859	63	$42,483	61
Commercial non real estate	37,016	28	—	—	—	—	—	—	—	—
Commercial and land development	8,845	7	—	—	—	—	—	—	—	—
Commercial real estate	31,612	23	—	—	—	—	—	—	—	—
Residential mortgages	34,882	26	39,080	14	13,918	14	4,626	14	4,782	15
Consumer	21,271	16	19,122	14	32,549	14	20,512	23	18,785	24

	$133,626	100.00	$136,171	100.00	$124,881	100.00	$81,997	100.00	$66,050	100.00

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, decreased $1.2 billion from December 31, 2012 to a total of $269 million at December 31, 2013. The high level of short-term investments at December 31, 2012 was due in part to management’s decision to increase the level of liquidity investments as a precautionary measure against the potential for some deposit run-off in early 2013 due to the expiration of the FDIC Transaction Account Guarantee (TAG) Program. No material outflow of deposits was experienced as a result of the TAG Program expiration. Also, growth in the loan portfolio was funded in part from a reduction in these lower-yielding investments.

Deposits

Total deposits at December 31, 2013 were $15.4 billion, down $384 million (2%) from December 31, 2012 due to a $406 million (16%) decrease in time deposits. Interest-bearing transaction and savings accounts increased $125 million (2%), primarily due to an increase in business money market accounts. Noninterest-bearing demand deposits (DDAs) at December 31, 2013 totaled $5.5 billion, a $94 million (2%) decrease from the prior year-end. The proportion of DDAs in the overall deposit mix remained at 36% at the end of both 2013 and 2012. Average total deposits for 2013 compared to the prior year were unchanged as the impact of the decrease in time deposits was offset by increases in DDAs, NOW accounts and overnight treasury management deposits.

The decrease in time deposits (primarily CDs) reflects mainly the renewal rates available during this sustained period of low market interest rates. In late 2012, the Banks issued $200 million in short-term brokered CDs as a temporary liquidity source related to the year-end expiration of the TAG program discussed above in the section on “Short-Term Investments.” The Banks did not experience any material outflow of deposits as a result of the TAG Program expiration.

Public fund deposits at December 31, 2013 were relatively flat compared to December 31, 2012. Balances at year-end are typically higher than at other times during the year due to seasonal cash inflows to these public entities, with subsequent reductions beginning in the first quarter of the following year. In the current low rate environment, management expects customers will continue to hold funds in no or low-cost transaction accounts until rates begin to rise.

Table 14 shows average balances and weighted average rates paid on deposits for each year in the three-year period ended December 31, 2013 as well as the percentage of total deposits for each category. The increases in averages balances in 2012 compared to 2011 reflect the full year effect of the Whitney Bank deposits. Table 15 shows the maturities of time certificates of deposits at December 31, 2013.

TABLE 14. Average Deposits

	2013			2012			2011
	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
	(Dollars in millions)
Interest-bearing deposits:
NOW account deposits	$3,441.1	0.13%	22%	$3,300.1	0.17%	22%	$2,534.6	0.25%	22%
Money market deposits	2,258.5	0.18	15	2,385.2	0.22	16	1,794.0	0.34	15
Savings deposits	1,600.0	0.02	11	1,508.4	0.04	10	987.3	0.07	8
Overnight treasury management deposits	386.0	0.28	3	167.9	0.29	1	94.4	0.34	1
Time deposits (including Public Funds CDs)	2,037.7	0.69	13	2,497.2	0.84	16	2,906.2	1.45	25

Total interest-bearing deposits	9,723.3	0.25%	64	9,858.8	0.33%	65	8,316.5	0.67%	71

Noninterest-bearing demand deposits	5,394.2		36	5,251.4		35	3,400.1		29

Total deposits	$15,117.5		100%	$15,110.2		100%	$11,716.6		100%

TABLE 15. Maturity of Time Certificates of Deposit greater than or equal to $100,000*

December 31 2013
(In thousands)
Three months	$209,790
Over three through six months	141,766
Over six months through one year	210,554
Over one year	294,949

Total	$857,059

*	Includes public fund time deposits

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

TABLE 16. Short-Term Borrowings

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Federal funds purchased:
Amount outstanding at period-end	$7,725	$25,704	$16,819
Weighted average interest at period-end	0.13%	0.37%	0.19%
Maximum amount at any month-end during period	$37,320	$33,964	$26,666
Average amount outstanding during period	$32,960	$30,137	$12,911
Weighted average interest rate during period	0.22%	0.22%	0.18%

Securities sold under agreements to repurchase:
Amount outstanding at period-end	$650,235	$613,429	$1,027,635
Weighted average interest at period-end	0.64%	0.72%	0.65%
Maximum amount at any month-end during period	$797,615	$1,005,014	$1,027,635
Average amount outstanding during period	$763,259	$760,938	$681,474
Weighted average interest rate during period	0.58%	0.78%	1.03%

FHLB borrowings:
Amount outstanding at period-end	$—	$—	$—
Weighted average interest at period-end	—	—	—
Maximum amount at any month-end during period	$—	$—	$10,153
Average amount outstanding during period	$9,863	$32,571	$81,673
Weighted average interest rate during period	0.18%	0.16%	0.15%

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

The following table shows the commitments to extend credit and letters of credit at December 31, 2013 and 2012 according to expiration date.

TABLE 17. Loan Commitments and Letters of Credit

		Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
December 31, 2013
Commitments to extend credit	$5,234,929	$2,655,094	$1,095,854	$982,599	$501,382
Letters of credit	422,284	303,780	31,299	83,812	3,393

Total	$5,657,213	$2,958,874	$1,127,153	$1,066,411	$504,775

		Expiration Date
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
December 31, 2012
Commitments to extend credit	$4,373,679	$2,556,159	$779,844	$697,011	$340,665
Letters of credit	401,861	253,824	116,287	30,550	1,200

Total	$4,775,540	$2,809,983	$896,131	$727,561	$341,865

ENTERPRISE RISK MANAGEMENT

The Company balances revenue generation and profitability with the inherent risks of its business activities. Enterprise risk management helps preserve shareholder value by assessing, monitoring, and managing the risks associated with our businesses. Strong risk management practices foster enhanced decision-making, facilitate successful implementation of new initiatives, and, where appropriate, support acceptance of greater levels of risk to drive growth and achieve strategic objectives. The Company’s risk management culture integrates a board-approved risk appetite with senior management direction and governance to facilitate the execution of the Company’s strategic plan. This integration ensures the daily management of risks by business lines and continuous corporate monitoring of the levels of risk in each business line and across the Company.

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

As a component of the Company’s risk management program, these risk categories are organized into four risk classifications or genres that are reflected in the Company’s management and portfolio risk committees. The management of reputational risk is a component of each risk management function. The Company’s major risk categories are:

•	Strategic Risk—addresses business strategy

•	Credit Risk—focusing specifically on credit risk

•	Market Risk—including risk categories of liquidity, interest rate and market risk

•	Operational Risk—including risk categories of operational, legal, and compliance risk

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

•

Board-level committee. The board risk committee is the senior risk/reward committee of the Company responsible for establishing our risk tolerance, reviewing enterprise risk positions and strategic activities, and providing oversight of senior management’s strategic decisions and risk responses. The board risk committee is chaired by an independent director who meets the risk management qualifications outlined in the Dodd-Frank Act.

•

Management-level committees. The Capital Committee (CAPCO) of the company serves as the senior level management risk committee and oversees the business strategy, organizational structure, capital planning, and liquidity strategies for the Company. CAPCO drives business strategy development and execution, provides corporate financial oversight, and is responsible for portfolio risk committee oversight. They provide oversight of the portfolio risk/reward committees to ensure tactics to address business strategy changes are properly vetted and adopted, and protect the company’s reputation.

•

Portfolio-level committees. The Company has three portfolio risk/reward committees focusing on credit, market, and operational risk categories. These committees review and monitor the risk categories in a portfolio context ensuring risk assessment and management processes are being effectively executed to identify and manage risk. The committees also monitor the risk portfolios for changes to the Company’s risk profile as well as ensure the risk portfolio is performing within the board-approved tolerance for risk. Portfolio committees report to CAPCO.

Risk Leadership and Organization

The risk management organization of the Company is led by the Chief Risk Officer. The Chief Risk Officer reports to the President and Chief Executive Officer and provides overall vision, direction and leadership regarding our enterprise risk management program. The Chief Risk Officer exercises independent judgment and reporting of risk through a direct working relationship with the board risk committee. The functional areas reporting to the Chief Risk Officer are the enterprise risk management program office, operational risk management, credit risk management which includes loan review, appraisal, and credit risk analytics, regulatory relations and the enterprise-wide compliance program. The Chief Risk Officer also works closely with the Chief Internal Auditor to provide assurance to the board and senior management regarding risk management controls and their effectiveness. The Chief Internal Auditor reports to the board audit committee to assure independence of the internal audit function.

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

Managing collateral is an essential component of managing the Banks’ real estate related credit risk exposure. Third party valuations are obtained at the time of origination for real estate secured loans and updated if it is determined the loan has deteriorated and has become a problem loan. Property valuations are ordered through, and reviewed by, the Banks’ appraisal department. The valuation information and anticipated selling costs help determine if there is impairment, leading to a recommendation for partial charge off or appropriate allowance allocation.

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

The asset liability committee (ALCO) manages our IRR exposures through pro-active measurement, monitoring, and management actions. ALCO strives to maintain levels of IRR within limits approved by the board of directors through a risk management policy that is designed to produce a stable net interest margin in periods of interest rate fluctuation. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its ALCO, which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

The Company utilizes an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform net interest income, economic value of equity, and GAP analyses. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months and 24 month periods. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

Net Interest Income at Risk

Net interest income at risk measures the risk of a change in earnings due to changes in interest rates. Table 18 presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2013. Shifts are measured in 100 basis point increments in a range of as much as +500 bps (+ 300 through +100 bps presented in Table 18) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy, and the market value of certain assets. The base case scenario assumes that the current interest rate environment is held constant throughout the 12-month forecast period; the instantaneous shocks are performed against that yield curve.

TABLE 18. Net Interest Income (te) at Risk

Change in Interest Rates	Estimated Increase (Decrease) in NII December 31, 2013
(basis points)
Stable	0.00%
+100	1.78%
+200	4.27%
+300	6.86%

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. As shown in Table 19 below, our ratios of free securities to total securities were 22% and 27%, respectively, at December 31, 2013 and 2012. Free securities represent securities that are not pledged for any purpose, and include unpledged securities assigned to short-term dealer repo agreements or to the Federal Reserve Bank discount window.

TABLE 19. Liquidity Metrics

	2013	2012
Free securities / total securities	22.00%	27.00%
Noncore deposits / total deposits	8.33%	9.20%
Wholesale funds / core deposits	7.41%	7.39%

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. Core deposits represent total deposits less CDs of $100,000 or more, brokered deposits, and foreign branch deposits. Noncore deposits were 8.33% of total deposits at December 31, 2013, compared to 9.20% a year earlier. The decrease is primarily due to the $200 million of brokered CDs on December 31, 2012 as discussed earlier. As a test of its contingency funding plan (CFP), the Company issued approximately $60 million of brokered CDs through third-party intermediaries in December 2013.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity to meet short-term funding requirements. Wholesale funds, which represent short-term borrowings and long-term debt, were 7.41% of core deposits at December 31, 2013 and 7.39% at December 31, 2012 as the levels of wholesale funds and core deposits were relatively stable between the periods. The Banks have lines of credit with the Federal Home Loan Bank (FHLB) that is secured by a blanket pledge of certain mortgage loans. At December 31, 2013, the amount available under these lines was approximately $2.6 billion. The Banks also have borrowing capacity at the Federal Reserve’s discount window of approximately $0.8 billion. No amounts were borrowed under these lines at year-end 2013.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for each of the three years in the period ended December 31, 2013.

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

CONTRACTUAL OBLIGATIONS

Table 20 summarizes all significant contractual obligations at December 31, 2013, according to payments due by period. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits are scheduled in Table 15. Purchase obligations represent legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 20. Contractual Obligations

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations	$422,216	$46,934	$202,124	$122,099	$51,059
Capital lease obligations	34	25	8	1	—
Operating lease obligations	58,883	10,428	16,905	12,556	18,994
Purchase obligations	106,616	55,085	36,283	11,935	3,313

Total	$587,749	$112,472	$255,320	$146,591	$73,366

CAPITAL RESOURCES

A strong capital position, which is vital to continued profitability, also promotes depositor and investor confidence and provides a solid foundation for future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $2.43 billion at December 31, 2013, down slightly from December 31, 2012. Our tangible common equity ratio increased to 9.00% at the end of 2013, compared to 8.77% at December 31, 2012. The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Both the Company and the Banks are required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and 4.0% Tier 1 capital. The minimum leverage ratio is 3% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All other are required to maintain a leverage ratio of at least 4.0%. At December 31, 2013, our capital balances and those of the Banks were well in excess of current regulatory minimum requirements. Table 21 below shows the Company’s regulatory ratios for the past five years. Note 11 to the consolidated financial statements provides additional information about the Banks’ regulatory capital ratios. The Company and the Banks have been categorized as “well capitalized” in the most recent notices received from our regulators.

The Company’s regulatory capital ratios remained strong as of December 31, 2013. Tier 1 and total risk-weighted asset ratios were 11.76% and 13.11%, respectively. The declines in these ratios compared to 2012 reflect the share repurchase program described below and the increase in risk-weighted assets resulting from the growth in loans. The increase in the leverage ratio was due to average assets for 2013 remaining stable compared to 2012 as loan growth was largely offset by a decline in short-term investments.

TABLE 21. Risk-Based Capital and Capital Ratios

	2013	2012	2011	2010	2009
	(In thousands)
Tier 1 regulatory capital	$1,685,058	$1,666,042	$1,506,218	$782,301	$756,108
Tier 2 regulatory capital	192,774	215,516	276,819	64,240	66,397

Total regulatory capital	$1,877,832	$1,881,558	$1,783,037	$846,541	$822,505

Risk-weighted assets	$14,325,757	$13,172,259	$13,118,693	$5,099,630	$6,305,707

Ratios
Leverage (Tier 1 capital to average assets)	9.34%	9.10%	8.17%	9.65%	10.60%
Tier 1 capital to risk-weighted assets	11.76%	12.65%	11.48%	15.34%	11.99%
Total capital to risk-weighted assets	13.11%	14.28%	13.59%	16.60%	13.04%
Common stockholders’ equity to total assets	12.76%	12.60%	11.97%	10.52%	9.63%
Tangible common equity to total assets	9.00%	8.77%	7.96%	9.69%	8.81%

STOCK REPURCHASE PROGRAM

The Company’s board of directors approved a stock repurchase program on April 30, 2013 that authorizes the repurchase of up to 5% of the Company’s outstanding common stock.

On May 8, 2013 Hancock entered into an accelerated share repurchase (ASR) transaction with Morgan Stanley & Co. LLC (Morgan Stanley). In the ASR transaction, the Company paid $115 million to Morgan Stanley and received from them approximately 2.8 million shares of Hancock common stock, representing approximately 76% of the estimated total number of shares to be repurchased. The actual number of shares to be delivered to the Company in this ASR transaction will be based generally on the volume-weighted average price per share of the Hancock common stock during the term of the ASR agreement less a specified discount and on the amount paid at inception to Morgan Stanley, subject to certain possible adjustments in accordance with the terms of the ASR agreement. Final settlement of the ASR agreement, which has not yet occurred, is scheduled to occur no later than May, 2014. The ASR transaction was treated as two separate transactions: (i) the acquisition of treasury shares on the date the shares were received; and (ii) a forward contract indexed to the Company’s common stock that is classified as equity.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2013 was $34.7 million, or $0.41 per diluted common share, compared to $33.2 million, or $0.40, and $47.0 million, or $0.54, respectively in the third quarter of 2013 and the fourth quarter of 2012. The following discussion highlights recent factors impacting Hancock’s results of operations and financial position.

Highlights of the Company’s fourth quarter of 2013 results:

•

Core net interest income (te) increased approximately $1.5 million and core net interest margin (NIM) improved 3 bps linked-quarter (we define our core results as reported results less the impact of net purchase accounting adjustments)

•	Operating expenses declined $4.2 million linked-quarter as the Company remains on track to meet its first quarter of 2014 expense target

•	Approximately $625 million linked-quarter net loan growth, or 22% annualized, and over $900 million, or 8%, year-over-year loan growth (each excluding the FDIC-covered portfolio)

•	Purchase accounting loan accretion declined approximately $8 million, or $.06 per diluted common share after tax

•	Continued improvement in overall asset quality metrics

•	Tax rate declined to 20%, mainly related to benefits from additional investments in new market tax credit projects in the fourth quarter

•	Net income included one-time noninterest expense items of $17.1 million, or $11.1 million after tax ($.14 per diluted common share)

Total loans at December 31, 2013 were $12.3 billion, an increase of $590 million (5%) from September 30, 2013. The net loan growth was mainly generated in the commercial and industrial (C&I) portfolio, but increases also occurred in the commercial real estate and residential mortgage portfolios. Many of the markets across the Company’s footprint reported net loan growth during the quarter, with the majority of the growth in south Louisiana, Houston, and Florida markets. Excluding the FDIC-covered portfolio, which declined approximately $33 million during the fourth quarter, total loans were up $624 million (5%) from September 30, 2013.

Total deposits at December 31, 2013 were $15.4 billion, up $306 million (2%) from September 30, 2013. The fourth quarter increase reflected year-end seasonality of both commercial and public fund customers. Historically, both Hancock and Whitney customers have built deposits at year-end, particularly in demand deposits, with some of those deposits leaving in the first quarter.

Noninterest-bearing demand deposits (DDAs) totaled $5.5 billion at December 31, 2013, up $51 million (1%) compared to September 30, 2013. DDAs comprised 36% of total period-end deposits at December 31, 2013. Interest-bearing transaction and savings deposits totaled $6.2 billion at year-end 2013, up $155 million (3%) compared to September 30, 2013.

Time deposits (CDs) and interest-bearing public fund deposits totaled $3.7 billion at December 31, 2013, up $100 million (3%) from September 30, 2013. Public fund deposits typically reflect higher balances toward year-end with subsequent reductions beginning in the first quarter.

Hancock recorded a total provision for loan losses for the fourth quarter of 2013 of $7.3 million, slightly down from $7.6 million in the third quarter of 2013. The provision for non-covered loans was $7.9 million in the fourth quarter of 2013 compared to $6.5 million in the third quarter of 2013. Net charge-offs from the non-covered loan portfolio were $5.2 million, or 0.17% of average total loans on an annualized basis in the fourth quarter of 2013, compared to $5.4 million, or 0.18% of average total loans, for the third quarter of 2013.

Net interest income (te) for the fourth quarter of 2013 was $168.5 million, down from $174.1 million in the third quarter of 2013. Average earning assets were $16.4 billion in the fourth quarter of 2013, relatively flat with the third quarter of 2013. The net interest margin (te) was 4.09% for the fourth quarter of 2013, down 14 bps (bps) from 4.23% in the third quarter of 2013. The core margin of 3.40% (reported net interest income (te) excluding total net purchase accounting adjustments, annualized, as a percent of total earning assets) expanded 3 bps during the fourth quarter. A slight decline in the core loan yield (-3 bps) was offset by an improved earning asset mix, higher yields on investment securities (+19 bps) and a slight decline in the cost of funds (-1 bp).

Noninterest income totaled $59.0 million for the fourth quarter of 2013, down from $63.1 million in the third quarter of 2013, with service charges on deposits, fees from secondary mortgage operations and accretion of the indemnification asset each down approximately $1 million.

Noninterest expense for the fourth quarter of 2013 totaled $174.2 million, including $17.1 million in one-time expenses. Excluding these costs, operating expense for the fourth quarter of 2013 totaled $157.1 million, down $4.2 million (3%) from the third quarter of 2013, which included $20.9 million in one-time expenses. Excluding one-time costs, there was a $1.9 million (2%) decrease in personnel expense. Occupancy and equipment expense totaled $16.3 million in the fourth quarter of 2013, down $1.2 million (7%) from the third quarter of 2013. The reduction in the personnel, occupancy and equipment expense categories reflect in part a full quarter’s impact from the closing of 26 branch locations across the Company’s five-state footprint in August 2013.

The effective income tax rate for the fourth quarter of 2013 was 20%, compared to 26% for the third quarter of 2013. The decline in the tax rate is primarily related to several additional new market tax credit investments that were closed during the fourth quarter of 2013. The effective income tax rate continues to be less than the statutory rate of 35% due primarily to tax-exempt income and tax credits.

The summary of quarterly financial information appearing in Item 8 of this annual report on Form 10-K provides selected comparative financial information for each of the four quarters on 2013 and 2012.

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

Allowance for Loan Losses

The allowance for loan and lease losses (ALLL) is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit losses inherent in the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates inherent losses in the portfolio based on a number of factors, including the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

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

•

Lengthened the loss emergence period. The Company uses an eighteen-month loss emergence period for commercial loans and a twelve-month loss emergence period for retail loans. Historical loss rates are calculated for each commercial segment using a weighted average of three eighteen-month periods over a fourteen quarter look-back period, and for each retail segment using a weighted average of three twelve-month periods over a twelve quarter look-back period. Previously, historical loss rates for all loan segments were calculated using an average of three twelve-month loss emergence periods over a three year look back period. As circumstances dictate, management will make adjustments to the loss history to reflect differences in current conditions as compared to those during the historical loss period. Conditions to be considered include problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, and changes in competition and regulations.

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

The Company’s unaudited quarterly results for 2013 and 2012 are presented below.

Summary of Quarterly Results

(Unaudited)

	2013
	First	Second	Third	Fourth
	(In thousands, except per share data)
Interest income (te)	$187,998	$182,292	$184,221	$178,109
Interest expense	11,257	10,470	10,109	9,643

Net interest income (te)	176,741	171,822	174,112	168,466
Taxable equivalent adjustment	(2,726)	(2,643)	(2,582)	(2,459)

Net interest income	174,015	169,179	171,530	166,007
Provision for loan losses	9,578	8,257	7,569	7,331
Noninterest income	60,187	63,897	63,057	58,999
Noninterest expense	159,602	162,250	182,205	174,213
Income before income taxes	65,022	62,569	44,813	43,462
Income tax expense	(16,446)	(15,707)	(11,611)	(8,746)

Net income	$48,576	$46,862	$33,202	$34,716

Period end balance sheet data
Total assets	$19,064,123	$18,934,301	$18,801,846	$19,009,251
Earning assets	16,655,531	16,448,565	16,339,431	16,651,295
Loans	11,482,762	11,681,497	11,734,472	12,324,817
Deposits	15,253,351	15,155,938	15,054,871	15,360,516
Stockholders’ equity	2,477,100	2,345,340	2,356,442	2,425,069

Average balance sheet data
Total assets	$19,152,651	$19,022,832	$18,796,027	$18,739,091
Earning assets	16,517,702	16,500,215	16,384,635	16,376,587
Loans	11,529,928	11,623,209	11,821,395	11,922,379
Deposits	15,312,690	15,211,363	15,021,685	14,915,677
Stockholders’ equity	2,448,010	2,405,069	2,338,945	2,355,768

Ratios
Return on average assets	1.03%	0.99%	0.70%	0.74%
Return on average common equity	8.05%	7.82%	5.63%	5.85%
Net interest margin (te)	4.32%	4.17%	4.23%	4.09%
Net interest margin—core	3.41%	3.38%	3.37%	3.40%

Earnings per share
Basic	$0.56	$0.55	$0.40	$0.41
Diluted	$0.56	$0.55	$0.40	$0.41
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24

Market data:
High sales price	$33.59	$30.93	$33.85	$37.12
Low sales price	29.37	25.00	29.00	30.09
Period-end closing price	30.92	30.07	31.38	36.68
Trading volume	29,469	38,599	29,711	27,816

Net interest income (te) is the primary component of earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. Core results exclude the impact of net purchase-accounting adjustments.

Summary of Quarterly Results (continued)

(Unaudited)

	2012
	First	Second	Third	Fourth
	(In thousands, except per share data)
Interest income (te)	$194,665	$193,323	$192,071	$194,075
Interest expense	(15,428)	(13,030)	(11,949)	(11,275)

Net interest income (te)	179,237	180,293	180,122	182,800
Taxable equivalent adjustment	(2,949)	(2,834)	(2,866)	(2,935)

Net interest income	176,288	177,459	177,256	179,865
Provision for loan losses	(10,015)	(8,025)	(8,101)	(28,051)
Noninterest income	61,506	63,552	63,759	64,931
Noninterest expense	(205,463)	(179,972)	(169,714)	(157,920)
Income before income taxes	22,316	53,014	63,200	58,825
Income tax expense	(3,821)	(13,710)	(16,216)	(11,866)

Net income	$18,495	$39,304	$46,984	$46,959

Period end balance sheet data
Total assets	$19,291,097	$18,778,707	$18,523,046	$19,464,485
Earning assets	16,575,107	16,093,991	15,858,165	16,845,055
Loans	11,130,273	11,078,146	11,434,448	11,577,802
Deposits	15,432,767	14,930,820	14,772,951	15,744,188
Stockholders’ equity	2,375,203	2,399,362	2,434,488	2,453,278

Average balance sheet data
Total assets	$19,193,520	$18,987,397	$18,598,966	$18,964,952
Earning assets	16,240,200	16,166,291	15,829,978	16,245,641
Loans	11,192,874	11,140,116	11,259,592	11,543,789
Deposits	15,312,512	15,153,701	14,845,288	15,131,902
Stockholders’ equity	2,374,904	2,387,465	2,405,240	2,435,179

Ratios
Return on average assets	0.39%	0.83%	1.00%	0.99%
Return on average common equity	3.13%	6.62%	7.77%	7.67%
Net interest margin (te)	4.43%	4.48%	4.54%	4.48%
Net interest margin—core	3.81%	3.80%	3.75%	3.61%

Earnings per share
Basic	$0.22	$0.46	$0.55	$0.55
Diluted	$0.21	$0.46	$0.55	$0.54
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24

Market data:
High sales price	$36.73	$36.56	$33.27	$32.50
Low sales price	31.56	27.96	27.99	29.47
Period-end closing price	35.51	30.44	30.98	31.73
Trading volume	32,423	39,310	26,877	20,910

Net interest income (te) is the primary component of earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. Core results exclude the impact of net purchase-accounting adjustments.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Rule 13(a) – 15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

The Company’s internal controls over financial reporting as of December 31, 2013 have been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (1992), management concluded that internal control over financial reporting was effective as of December 31, 2013.

Carl J. Chaney President & Chief Executive Officer February 28, 2014	John M. Hairston Chief Executive Officer & Chief Operating Officer February 28, 2014	Michael M. Achary Chief Financial Officer February 28, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Hancock Holding Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Hancock Holding Company (the “Company”) and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control– Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 28, 2014

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except share data)
Assets:
Cash and due from banks	$348,440	$448,491
Interest-bearing bank deposits	267,236	1,498,985
Federal funds sold	1,604	1,203
Securities available for sale, at fair value (amortized cost of $1,408,780 and $1,986,882)	1,421,772	2,048,442
Securities held to maturity (fair value of $2,576,584 and $1,710,465)	2,611,352	1,668,018
Loans held for sale	24,515	50,605
Loans	12,324,817	11,577,802
Less: allowance for loan losses	(133,626)	(136,171)

Loans, net	12,191,191	11,441,631

Property and equipment, net of accumulated depreciation of $172,798 and $160,592	432,346	477,864
Prepaid expense	65,220	55,359
Other real estate, net	76,668	101,442
Accrued interest receivable	42,977	45,616
Goodwill	625,675	628,877
Other intangible assets, net	159,773	189,409
Life insurance contracts	381,437	367,317
FDIC loss share receivable	113,834	177,844
Deferred tax asset, net	89,708	128,385
Other assets	155,503	134,997

Total assets	$19,009,251	$19,464,485

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand	$5,530,253	$5,624,127
Interest-bearing savings, NOW, money market and time	9,830,263	10,120,061

Total deposits	15,360,516	15,744,188

Short-term borrowings	657,960	639,133
Long-term debt	385,826	396,589
Accrued interest payable	4,353	4,814
Other liabilities	175,527	226,483

Total liabilities	16,584,182	17,011,207

Stockholders’ equity:
Common stock-$3.33 par value per share; 350,000,000 shares authorized, 82,237,162 and 84,847,796 outstanding, respectively	273,850	282,543
Capital surplus	1,558,432	1,647,638
Retained earnings	628,166	546,022
Accumulated other comprehensive (loss), net	(35,379)	(22,925)

Total stockholders’ equity	2,425,069	2,453,278

Total liabilities and stockholders’ equity	$19,009,251	$19,464,485

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Interest income:
Loans, including fees	$630,764	$668,387	$499,721
Securities-taxable	85,426	86,402	84,321
Securities-tax exempt	4,621	5,841	6,031
Federal funds sold and other short term investments	1,399	1,919	2,131

Total interest income	722,210	762,549	592,204

Interest expense:
Deposits	24,175	32,741	55,691
Short-term borrowings	4,542	6,005	7,034
Long-term debt and other interest expense	12,762	12,936	8,246

Total interest expense	41,479	51,682	70,971

Net interest income	680,731	710,867	521,233
Provision for loan losses	32,734	54,192	38,732

Net interest income after provision for loan losses	647,997	656,675	482,501

Noninterest income:
Service charges on deposit accounts	79,000	78,246	55,265
Trust fees	38,186	32,736	23,940
Bank card and ATM fees	45,939	49,112	42,931
Investment and annuity fees	19,574	18,033	15,016
Secondary mortgage market operations	12,543	16,488	10,484
Insurance commissions and fees	15,804	15,692	16,524
Other income	34,992	41,888	42,267
Securities gains (losses), net	105	1,552	(91)

Total noninterest income	246,143	253,747	206,336

Noninterest expense:
Compensation expense	291,225	293,783	234,071
Employee benefits	65,257	72,401	52,531

Personnel expense	356,482	366,184	286,602

Net occupancy expense	48,854	54,467	43,220
Equipment expense	20,026	24,097	17,524
Data processing expense	48,367	49,935	43,069
Professional services expense	39,357	57,457	69,931
Amortization of intangibles	29,470	32,067	16,551
Telecommunications and postage	17,432	21,437	18,514
Deposit insurance and regulatory fees	14,914	14,902	12,980
Other real estate expense, net	8,036	12,250	6,910
Other expense	95,336	80,271	78,713

Total noninterest expense	678,274	713,067	594,014

Income before income taxes	215,866	197,355	94,823
Income taxes	52,510	45,613	18,064

Net income	$163,356	$151,742	$76,759

Basic earnings per common share	$1.93	$1.77	$1.16

Diluted earnings per common share	$1.93	$1.75	$1.15

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$163,356	$151,742	$76,759
Other comprehensive income before income taxes
Net change in unrealized (loss) gain	(22,621)	8,140	(42,655)
Reclassification adjustment for net losses realized and included in earnings	8,527	6,327	2,923
Amortization of unrealized net gain on securities transferred to held-to-maturity	(6,371)	(8,752)	—

Other comprehensive income (loss) before income taxes	(20,465)	5,715	(39,732)
Income tax expense (benefit)	(8,011)	2,130	(13,841)

Other comprehensive (loss) income net of income taxes	(12,454)	3,585	(25,891)

Comprehensive income	$150,902	$155,327	$50,868

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
	Shares	Amount
	(In thousands, except share and per share data)
Balance, January 1, 2011	36,893,276	$122,855	$263,484	$470,828	$(619)	$856,548
Net income	—	—	—	76,759	—	76,759
Other comprehensive income	—	—	—	—	(25,891)	(25,891)
Cash dividends declared ($0.96 per common share)	—	—	—	(70,617)	—	(70,617)
Common stock issued in stock offering	6,958,143	23,170	190,824	—	—	213,994
Common stock issued in business combination	40,794,261	135,845	1,172,199	—	—	1,308,044
Common stock activity, long-term incentive plan	59,816	199	8,127	—	—	8,326

Balance, December 31, 2011	84,705,496	$282,069	$1,634,634	$476,970	$(26,510)	$2,367,163
Net income	—	—	—	151,742	—	151,742
Other comprehensive income	—	—	—	—	3,585	3,585
Cash dividends declared ($0.96 per common share)	—	—	—	(82,690)	—	(82,690)
Common stock activity, long-term incentive plan	142,300	474	13,004	—	—	13,478

Balance, December 31, 2012	84,847,796	$282,543	$1,647,638	$546,022	$(22,925)	$2,453,278
Net income	—	—	—	163,356	—	163,356
Other comprehensive income	—	—	—	—	(12,454)	(12,454)
Cash dividends declared ($0.96 per common share)	—	—	—	(81,212)	—	(81,212)
Common stock activity, long-term incentive plan	207,006	690	16,411	—	—	17,101
Purchase of common stock	(2,817,640)	(9,383)	(105,617)	—	—	(115,000)

Balance, December 31, 2013	82,237,162	$273,850	$1,558,432	$628,166	$(35,379)	$2,425,069

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$163,356	$151,742	$76,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,063	32,856	24,605
Provision for loan losses	32,734	54,192	38,732
Losses on other real estate owned	4,329	8,353	4,922
Deferred tax expense	40,920	32,465	8,703
Increase in cash surrender value of life insurance contracts	(11,223)	(12,807)	(12,169)
(Gain) loss on sales of securities, net	(105)	(1,552)	91
Writedowns on closed branch transfers to other real estate owned	12,809	4,586	—
Loss (gain) on disposal of other assets	235	51	(424)
Net decrease (increase) in loans originated for sale	29,103	21,991	(1,560)
Net amortization of securities premium/discount	31,970	49,887	29,523
Amortization of intangible assets	29,635	32,067	16,551
Stock-based compensation expense	13,079	11,019	7,196
(Decrease) increase in interest payable and other liabilities	29,553	(58,289)	(99,986)
Funds collected under FDIC loss share agreements	61,765	114,976	181,753
Increase in FDIC loss share receivable	(9,117)	(50,284)	(65,502)
(Increase) decrease in other assets	(724)	52,155	63,956
Other, net	13,150	(376)	(104)

Net cash provided by operating activities	473,532	443,032	273,046

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$178	$48,336	$342,864
Proceeds from maturities of securities available for sale	592,147	1,081,193	998,726
Purchases of securities available for sale	(1,074,744)	(285,825)	(1,732,757)
Proceeds from maturities of securities held to maturity	503,654	432,331	—
Purchases of securities held to maturity	(481,513)	(560,324)	—
Net (increase) decrease in interest-bearing bank deposits	1,231,749	(314,763)	(104,647)
Net (increase) decrease in federal funds sold and short term investments	(401)	(1,006)	281,639
Net (increase) decrease in loans	(834,933)	(507,530)	86,057
Purchases of property, equipment and intangible assets	(32,029)	(42,979)	(72,975)
Proceeds from sales of property and equipment	1,698	6,270	9,326
Cash paid for acquisition, net of cash received	—	—	(74,736)
Proceeds from sales of other real estate	92,662	120,083	80,125
Net cash paid for divestiture of branches	—	—	(114,645)
Other, net	(2,965)	6,481	—

Net cash (used in) investing activities	(4,497)	(17,733)	(301,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(383,672)	30,609	(65,298)
Net increase (decrease) in short-term borrowings	18,827	(405,321)	113,353
Repayments of long-term debt	(35,278)	(192,087)	(16,641)
Issuance of long-term debt	24,515	232,720	150,317
Dividends paid	(81,212)	(82,690)	(70,617)
Repurchase of common stock	(115,000)	—	—
Proceeds from exercise of stock options	2,734	2,014	1,129
Proceeds from stock offering	—	—	213,994

Net cash provided by (used in) financing activities	(569,086)	(414,755)	326,237

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(100,051)	10,544	298,260
CASH AND DUE FROM BANKS, BEGINNING	448,491	437,947	139,687

CASH AND DUE FROM BANKS, ENDING	$348,440	$448,491	$437,947

SUPPLEMENTAL INFORMATION
Income taxes paid (refunded)	$24,052	$(24,237)	$24,529
Interest paid	41,996	57,370	66,695

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$51,461	$76,128	$117,690
Transfers from available for sale securities to held to maturity securities	1,039,979	1,523,585	—
Fair value of assets acquired	$—	$—	$11,156,952
Liabilities assumed	—	—	(10,130,706)

Net identifiable assets acquired	$—	$—	$1,026,246

Common stock issued in connection with acquisition	—	—	1,308,044
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (U.S. GAAP) and those generally practiced within the banking industry. The following is a summary of the more significant accounting policies.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling interest. Significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The accounting principles the Company follows and the methods for applying these principles conform with U.S. GAAP and with general practices followed by the banking industry. These accounting principles and practices require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Fair Value Accounting

U.S. GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities in the financial statements, as well as for specific disclosures about certain assets and liabilities.

Accounting guidance established a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data or information or assumptions developed from this data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Securities

Securities are classified as trading, held to maturity or available for sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates this classification periodically as conditions change that could require reclassification.

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

The accrual of interest on an originated loan is discontinued when, in management’s opinion, it is probable that the borrower will be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. When accrual of interest is discontinued on a loan, all unpaid accrued interest is reversed

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

and payments subsequently received are applied first to recover principal. Interest income is recognized for payments received after contractual principal has been satisfied. Loans are returned to accrual status when all the principal and interest contractually due are brought current and future payment performance is reasonably assured.

Acquired loans

Acquired loans are those loans that were purchased in the Whitney Holding Corporation acquisition on June 4, 2011. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing (“acquired-performing”) and those with evidence of credit deterioration (“acquired-impaired”) based on such factors as past due status, nonaccrual status and credit risk ratings (rated substandard or worse). The acquired loans were further segregated into loan pools designed to facilitate the development of expected cash flows to be used in estimating fair value.

Acquired-performing loans were segregated into pools based on characteristics such as loan type, credit risk ratings, and contractual interest rate and repayment terms. The major loan types included commercial and industrial loans not secured by real estate, real estate construction and land development loans, commercial real estate mortgages, residential mortgage loans, and consumer loans, with further segregation within certain loan types as needed. Expected cash flows, both principal and interest, from each pool were estimated based on key assumptions covering such factors as prepayments, default rates, and severity of loss given a default. These assumptions were developed using both Whitney Holding Corporation’s historical experience and the portfolio characteristics at acquisition as well as available market research.

The difference at the acquisition date between the fair value and the contractual amounts due of an acquired-performing loan pool (the “fair value discount”) is accreted into income over the estimated life of the pool. Acquired-performing loans are placed on nonaccrual status and considered and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

In addition to those factors considered for acquired-performing loans, the acquired-impaired loans were segregated into pools by identifying loans with similar credit risk profiles and were based primarily on characteristics such as loan type and market area in which originated. Loan types included most of the major types used for the acquired-performing portfolio. The acquired-impaired loans that had been originated in Louisiana and Texas were further disaggregated from loans originated in Mississippi, Alabama and Florida, in recognition of the differences in general economic conditions affecting borrowers in these market areas. The fair value estimate for each pool of acquired performing and acquired-impaired loans was based on the estimate of expected cash flows from the pool discounted at prevailing market rates.

The excess of cash flows estimated to be collected from an acquired-impaired loan pool over the pool’s carrying value is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loan pool. Each pool of acquired-impaired loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Acquired-impaired loans in pools with an accretable yield and expected cash flows that are reasonably estimable are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting. Management recasts the estimate of cash flows expected to be collected on each acquired-impaired loan pool at each reporting date. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the allowance for loan losses

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Acquired-impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings even if they would otherwise qualify for such treatment.

Covered loans and the related loss share receivable

The loans purchased in the 2009 acquisition of Peoples First Community Bank (Peoples First) are covered by two loss share agreements between the FDIC and the Company which afford the Company significant loss protection. These covered loans are accounted for as acquired-impaired loans as described above in the section on acquired loans. The Company treated all loans for the Peoples First acquisition under ASC 310-30 based on the significant amount of deteriorating and nonperforming loans comprised mainly of adjustable rate mortgages and home equity loans located in Florida. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferrable should the loans be sold. The fair value of the loss share receivable at acquisition was estimated by discounting expected reimbursements for losses from the loans covered by the loss share agreements, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the agreements.

The loss share receivable is reviewed and updated prospectively as loss estimates related to the covered loan pools change. Increases in expected reimbursements under the loss sharing agreements will lead to an increase in the loss share receivable. A decrease in expected reimbursements is reflected first as a reversal of any previously recorded increase in the loss share receivable on the covered loan pool with the remainder reflected as a reduction in the loss share receivable’s accretion rate. Increases and decreases in the loss share receivable related to changes in loss estimates result in reductions in or additions to the provision for loan losses, which serves to offset the impact on the provision from impairments or impairment reversals recognized on the underlying covered loan pool. The excess (or shortfall) of expected claims as compared to the carrying value of the loss share receivable is accreted (amortized) into noninterest income over the shorter of the remaining life of the covered loan pool or the life of the loss share agreement. The impact on operations of a reduction in the loss share receivable’s accretion rate is associated with an increase in the accretable yield on the underlying loan pool. The indemnification asset is reduced as cash is received from the FDIC related to losses incurred on covered assets.

Loans Held for Sale

Residential mortgage loans originated for sale are classified as loans held for sale and carried at the lower of cost or market. Forward sales commitments on a best-efforts basis are entered into with third parties concurrent with rate lock commitments made to prospective borrowers. At times, management may decide to sell loans that were not originated for that purpose. Those loans would be reclassified as held for sale when that decision is made and also carried at the lower of cost or market.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Troubled debt restructurings can result in loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. All loans whose terms have been modified in a TDR, including both commercial and retail loans, are considered “impaired.” When measuring impairment on a TDR, the loan’s value is determined by either the present value of expected cash flows calculated using the loan’s effective interest rate before the restructuring or the fair value of the collateral if the loan is collateral dependent. If the value as determined is less than the recorded investment in the loan, the difference is charged-off through the allowance for loan and lease losses. Modified acquired-impaired loans are not removed from their accounting pool and accounted for as a TDR even if those loans would otherwise be deemed TDRs.

Allowance for Loan Losses

Originated loans

The ALLL is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover the estimated credit losses inherent in the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates the inherent losses in the portfolio based on a number of factors, including the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

The analysis and methodology for estimating the ALLL include two primary elements. A loss rate analysis which incorporates a historical loss rate as updated for current conditions is used for loans collectively evaluated for impairment, and a specific reserve analysis is used for loans individually evaluated for impairment.

During the second quarter of 2013, management revised the methodology for the loss-rate analysis for the originated and acquired-performing loan portfolios due to the increased size and complexity of the Company’s commercial loan portfolio. The primary changes in the methodology were to segment loans with similar risk characteristics at a more granular level and to lengthen the period used for analyzing loss emergence and estimating loss factors. The changes were implemented as of April 1, 2013 and resulted in no material change in the total amount of the ALLL. Management made the following principal changes to the methodology during 2013:

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

•

Included portfolio risk ratings in loss-rate analysis. Commercial loans, commercial non-real estate, construction and land development, and commercial real estate are further subdivided by risk rating, while retail loans, residential mortgage and consumer are further subdivided by delinquency. Previously, the qualitative methodology incorporated risk ratings and delinquencies.

•	Lengthened the loss emergence period. The Company uses an eighteen-month loss emergence period for commercial loans and a twelve-month loss emergence period for retail loans. The previous

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

methodology also used a twelve-month loss emergence period for retail loans. Historical loss rates are calculated for each commercial segment using a weighted average of three eighteen-month periods over a fourteen quarter look-back period, and for each retail segment using a weighted average of three twelve-month periods over a twelve quarter look-back period. Previously, historical loss rates for all loan segments were calculated using an average of three twelve month loss emergence periods over a three year look back period. As circumstances dictate, management will make adjustments to the loss history to reflect differences in current conditions as compared to those during the historical loss period. Conditions to be considered include problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, and changes in competition and regulations.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable all amounts due according to the contractual terms of the loan agreement will not be collected. A loan is not considered impaired due to a delay in payment if all amounts due, including interest accrued at the contractual interest rate for the period of delay, is expected to be collected. Impaired loans include troubled debt restructurings, and performing and non-performing loans. When a loan is determined to be impaired, the amount of impairment is recognized by creating a specific allowance for any shortfall between the loans value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Any loans individually analyzed for impairment are not incorporated into the pool analysis to avoid double counting. The Company limits the specific reserve analysis to include all impaired commercial, commercial real estate and mortgage loans with balances of $1 million or greater.

It is the policy of the Company to promptly charge off all commercial and residential mortgage loans, or portions of loans, when available information reasonably confirms that they are wholly or partially uncollectible. Prior to recognizing a loss, asset value is established based on an assessment of the value of the collateral securing the loan, the borrower’s and the guarantor’s ability and willingness to pay and the status of the account in bankruptcy court, if applicable. Consumer loans are generally charged down to the fair value of the collateral, if any, less estimated selling costs when the loan is 90 days past due, unless the loan is clearly both well secured and in the process of collection. Loans are charged off against the allowance for loan losses with subsequent recoveries added back to the allowance.

Acquired loans

Acquired-performing loans are evaluated for any required allowance at each reporting date subsequent to acquisition. An allowance is determined for each loan pool using a methodology similar to that described above for originated loans and then compared to the remaining fair value discount for that pool. If the allowance is greater than the discount, the excess is recognized as an addition to the allowance through a provision for loan losses. If the allowance is less than the discount, no additional allowance is recognized.

For acquired-impaired loans and covered loans, estimated cash flows expected to be collected are recast at each reporting date for each loan pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Acquired-impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Impairment is defined as the amount by which the implied fair value of the goodwill contained in any reporting unit is less than the goodwill’s carrying value. Impairment losses would be charged to operating expense. Management reviews goodwill for impairment by first comparing the estimated fair value of the reporting unit to its carrying value. If the reporting unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the unit’s carrying value. The Company uses a present value technique to estimate fair value which incorporates assumptions that market participants would use in their estimates of fair value, such as assumptions about the economic environment, expected net interest margins, growth rates, and the rate at which cash flows are discounted.

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

Retirement Benefits

The Company sponsors defined benefit pension plans and certain other defined benefit postretirement plans for eligible employees. The amounts reported in the consolidated financial statements with respect to these plans are based on actuarial valuations that incorporate various assumptions regarding future experience under the plans. Note 12 discusses the actuarial assumptions and provides information about the liabilities or assets recognized for the funded status of the Company’s obligations under these plans, the net benefit expense charged to current operations, and the amounts recognized as a component of other comprehensive income and accumulated other comprehensive income.

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

Revenue Recognition

The largest source of revenue for the Company is interest revenue. Interest revenue is recognized on an accrual basis driven by written contracts, such as loan agreements or securities contracts. Loan fees are amortized over the life of the loan. Credit-related fees, including letter of credit fees, are recognized in non-interest income when earned. The Company recognizes commission revenue and brokerage, exchange and clearance fees on a trade-date basis. Other types of non-interest revenue such as service charges on deposits and trust revenues, are accrued and recognized into income as services are provided and the amount of fees earned are reasonably determinable.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) on reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The new ASU clarifies when an in substance repossession or foreclosure occurs – that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In July 2013, the FASB issued an ASU that applies to companies that have unrecognized tax benefits when net operating loss (NOL) or similar tax loss carryforwards or tax credit carryforwards exist at the reporting date. Under the updated guidance, an entity should present its unrecognized tax benefits net against the deferred tax assets for all same jurisdiction NOL or similar tax loss carryforwards, or tax credit carryforwards that are available to and would be used by the entity to settle additional income taxes resulting from disallowance of the uncertain tax position. The ASU is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Goodwill of $589.5 million was calculated as the excess of the consideration exchanged over the net identifiable assets acquired. Goodwill was reduced for deferred tax purchase accounting adjustments by $3.2 million in 2013 and $22.3 million in 2012.

The following table (in thousands) provides a reconciliation of goodwill:

Goodwill balance at December 31, 2010	$61,631
Additions:
Goodwill from Whitney acquisition at acquisition date	513,917
Purchase accounting fair value adjustments subsequent to acquisition date made during the fourth quarter of 2011	75,614

Goodwill balance at December 31, 2011	$651,162

Reductions:
Deferred tax purchase accounting adjustment made during 2012	(22,285)
Deferred tax purchase accounting adjustment made during 2013	(3,202)

Goodwill balance at December 31, 2013	$625,675

In connection with the Whitney acquisition, the Company recorded a liability for contingent payments to certain employees for arrangements that were in existence prior to acquisition. The fair value of this liability was $58.0 million. The following table presents the changes in the liability for 2013, 2012, and 2011. Payments are expected to continue into 2014.

	December 31,
	2013	2012	2011
Balance, January 1	$8,165	$23,183	$—
Adjustments	2,765	1,127	57,964
Cash Payments	(2,269)	(16,145)	(34,781)

Balance, December 31	$8,661	$8,165	$23,183

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow (in thousands):

Securities Available for Sale
	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agency securities	$504	$2	$1	$505	$18,246	$19	$—	$18,265
Municipal obligations	35,809	177	25	35,961	49,608	571	14	50,165
Mortgage-backed securities	1,262,633	24,402	10,077	1,276,958	1,715,524	58,903	21	1,774,406
CMOs	96,369	—	2,244	94,125	196,723	1,354	—	198,077
Corporate debt securities	3,500	—	—	3,500	2,250	—	—	2,250
Equity securities	9,965	785	27	10,723	4,531	752	4	5,279

	$1,408,780	$25,366	$12,374	$1,421,772	$1,986,882	$61,599	$39	$2,048,442

Securities Held to Maturity
	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agency securities	$100,000	$316	$—	$100,316	$—	$—	$—	$—
Municipal obligations	193,189	919	6,436	187,672	164,493	16,017	—	180,510
Mortgage-backed securities	1,003,327	296	4,671	998,952	180,397	3,429	—	183,826
CMOs	1,314,836	1,062	26,254	1,289,644	1,323,128	23,942	941	1,346,129

	$2,611,352	$2,593	$37,361	$2,576,584	$1,668,018	$43,388	$941	$1,710,465

During the third quarter of 2013, approximately $1.0 billion of securities available for sale were reclassified as securities held to maturity. Management determined that the reclassified securities were not needed for liquidity purposes and that the Company had the ability and intent to hold the securities to maturity. The reclassified securities consisted of mortgage-backed securities and collateral mortgage obligations (CMOs). The securities were transferred at fair value on the date of their reclassification, which became the cost basis for the securities held to maturity. The unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $56.8 million, and continued to be reported, net of tax, as a component of accumulated other comprehensive income. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment, which will serve to offset the impact of the accretion of the net discount created in the transfer. There were no gains or losses recognized as a result of this transfer.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Securities (continued)

The following table presents the amortized cost and fair value of debt securities at December 31, 2013 by contractual maturity (in thousands). Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and CMOs.

	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$26,323	$26,421
Due after one year through five years	172,656	171,832
Due after five years through ten years	141,522	148,160
Due after ten years	1,058,314	1,064,636

Total available for sale debt securities	$1,398,815	$1,411,049

	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$108,537	$108,893
Due after one year through five years	657,944	638,035
Due after five years through ten years	141,597	136,633
Due after ten years	1,703,274	1,693,023

Total held to maturity securities	$2,611,352	$2,576,584

The Company held no securities classified as trading at December 31, 2013 or 2012.

The details for securities classified as available for sale with unrealized losses as of December 31, 2013 follow (in thousands):

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$205	$1	$—	$—	$205	$1
Municipal obligations	7,975	25	—	—	7,975	25
Mortgage-backed securities	376,350	7,164	49,061	2,913	425,411	10,077
CMOs	94,125	2,244	—	—	94,125	2,244
Equity securities	3,282	26	3	1	3,285	27

	$481,937	$9,460	$49,064	$2,914	$531,001	$12,374

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Securities (continued)

The details for securities classified as available for sale with unrealized losses as of December 31, 2012 follow (in thousands):

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	5,278	14	—	—	5,278	14
Mortgage-backed securities	57,752	14	1,097	7	58,849	21
Equity securities	268	2	2	2	270	4

	$63,298	$30	$1,099	$9	$64,397	$39

The details for securities classified as held to maturity with unrealized losses as of December 31, 2013 follow (in thousands):

Held to maturity
	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal obligations	$131,499	$6,311	$2,878	$125	$134,377	$6,436
Mortgage-backed securities	950,288	4,671	—	—	950,288	4,671
CMOs	947,061	25,088	175,633	1,166	1,122,694	26,254

	$2,028,848	$36,070	$178,511	$1,291	$2,207,359	$37,361

The details for securities classified as held to maturity with unrealized losses as of December 31, 2012 follow (in thousands):

Held to maturity
	Losses < 12 months		Losses 12 months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
CMOs	$87,852	$259	$54,445	$682	$142,297	$941

	$87,852	$259	$54,445	$682	$142,297	$941

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Securities (continued)

Proceeds from sales of securities available for sale were approximately $0.2 million in 2013, $48 million in 2012, and $343 million in 2011. Realized gross gains and losses, computed through specific identification, were insignificant. Substantially all of the proceeds in 2011 came from the sale of a portion of the portfolio acquired in the Whitney acquisition.

Securities with carrying values totaling approximately $3.1 billion at December 31, 2013 and $2.6 billion at December 31, 2012 were pledged primarily to secure public deposits or sold under agreements to repurchase.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans

The distinction between originated, acquired and covered loans and certain significant accounting policies relevant to each category are discussed in detail in Note 1. In the following discussion and tables, certain disaggregated information was not available for the commercial non-real estate, construction and land development and commercial real estate loan categories for years prior to 2013. In these instances, combined information for these categories is provided under the caption “commercial loans.”

Loans, net of unearned income, consisted of the following:

	December 31, 2013	December 31, 2012
	(In thousands)
Originated loans:
Commercial non-real estate	$4,113,837	$2,713,385
Construction and land development	752,381	665,673
Commercial real estate	2,022,528	1,548,402
Residential mortgages	1,196,256	827,985
Consumer	1,409,130	1,351,776

Total originated loans	$9,494,132	$7,107,221

Acquired loans:
Commercial non-real estate	$926,997	$1,690,643
Construction and land development	142,931	295,151
Commercial real estate	967,148	1,279,546
Residential mortgages	315,340	486,444
Consumer	119,603	202,974

Total acquired loans	$2,472,019	$3,954,758

Covered loans:
Commercial non-real estate	$23,390	$29,260
Construction and land development	20,229	28,482
Commercial real estate	53,165	95,146
Residential mortgages	209,018	263,515
Consumer	52,864	99,420

Total covered loans	$358,666	$515,823

Total loans:
Commercial non-real estate	$5,064,224	$4,433,288
Construction and land development	915,541	989,306
Commercial real estate	3,042,841	2,923,094
Residential mortgages	1,720,614	1,577,944
Consumer	1,581,597	1,654,170

Total loans	$12,324,817	$11,577,802

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas area and the northern, central and panhandle regions of Florida. The Banks make loans in the normal course of business to directors and executive officers of the Company and the Banks and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2013 and 2012 were approximately $61.1 million and $76.8 million, respectively. New loans, repayments and net balances from changes in directors and executive officers and their associates for 2013 were $37.5 million, $34.0 million and ($19.2 million), respectively.

The following schedules show activity in the allowance for loan losses for 2013 and 2012 by portfolio segment and the corresponding recorded investment in loans as of December 31, 2013 and December 31, 2012.

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Year Ended December 31, 2013
Originated loans:
Allowance for loan losses:
Beginning balance	$20,775	$11,415	$26,959	$6,406	$13,219	$78,774
Charge-offs	(6,671)	(10,312)	(5,525)	(2,297)	(18,094)	(42,899)
Recoveries	5,790	1,676	3,359	1,936	5,829	18,590
Net provision for loan losses	13,197	3,401	(4,144)	847	11,119	24,420

Ending balance	$33,091	$6,180	$20,649	$6,892	$12,073	$78,885

Ending balance:
Individually evaluated for impairment	$477	$22	$268	$1	$—	$768
Collectively evaluated for impairment	$32,614	$6,158	$20,381	$6,891	$12,073	$78,117
Loans:
Ending balance:	$4,113,837	$752,381	$2,022,528	$1,196,256	$1,409,130	$9,494,132
Individually evaluated for impairment	5,294	10,599	14,029	605	—	30,527
Collectively evaluated for impairment	$4,108,543	$741,782	$2,008,499	$1,195,651	$1,409,130	$9,463,605

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

	Commercial	Construction	Commercial	Residential	Consumer	Total
(In thousands)	Year Ended December 31, 2013
Acquired loans:
Allowance for loan losses:
Beginning balance	$788	$—	$—	$—	$—	$788
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	815	10	34	—	—	859

Ending balance	$1,603	$10	$34	$—	$—	$1,647

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	$1,603	$10	$34	$—	$—	$1,647
Loans:
Ending balance:	$926,997	$142,931	$967,148	$315,340	$119,603	$2,472,019
Individually evaluated for impairment	2,141	728	2,338	—	—	5,207
Acquired-impaired loans	19,094	17,335	26,058	5,494	94	68,075
Collectively evaluated for impairment	$905,762	$124,868	$938,752	$309,846	$119,509	$2,398,737

Covered loans:
Allowance for loan losses:
Beginning balance	$2,162	$5,623	$9,433	$30,471	$8,920	$56,609
Charge-offs	(1,071)	(1,244)	(4,414)	(1,532)	(1,250)	(9,511)
Recoveries	90	735	6,158	13	160	7,156
Net provision for loan losses	1,263	(1,566)	(785)	5,343	3,200	7,455
(Increase) decrease in FDIC loss share receivable	(121)	(893)	537	(6,306)	(1,832)	(8,615)

Ending balance	$2,323	$2,655	$10,929	$27,989	$9,198	$53,094

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	$2,323	$2,655	$10,929	$27,989	$9,198	$53,094
Collectively evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:	$23,390	$20,229	$53,165	$209,018	$52,864	$358,666
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Acquired-impaired loans	$23,390	$20,229	$53,165	$209,018	$52,864	$358,666
Collectively evaluated for impairment	$—	$—	$—	$—	$—	$—

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Year Ended December 31, 2013
Total loans:
Allowance for loan losses:
Beginning balance	$23,725	$17,038	$36,392	$36,877	$22,139	$136,171
Charge-offs	(7,742)	(11,556)	(9,939)	(3,829)	(19,344)	(52,410)
Recoveries	5,880	2,411	9,517	1,949	5,989	25,746
Net provision for loan losses	15,275	1,845	(4,895)	6,190	14,319	32,734
(Increase) decrease in FDIC loss share receivable	(121)	(893)	537	(6,306)	(1,832)	(8,615)

Ending balance	$37,017	$8,845	$31,612	$34,881	$21,271	$133,626

Ending balance:
Individually evaluated for impairment	$477	$22	$268	$1	$—	$768
Amounts related to acquired-impaired loans	2,323	2,655	10,929	27,989	9,198	53,094
Collectively evaluated for impairment	$34,217	$6,168	$20,415	$6,891	$12,073	$79,764
Loans:
Ending balance:	$5,064,224	$915,541	$3,042,841	$1,720,614	$1,581,597	$12,324,817
Ending balance:
Individually evaluated for impairment	7,435	11,327	16,367	605	—	35,734
Acquired-impaired loans	42,484	37,564	79,223	214,512	52,958	426,741
Collectively evaluated for impairment	$5,014,305	$866,650	$2,947,251	$1,505,497	$1,528,639	$11,862,342

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

	Commercial	Residential	Consumer	Total
(In thousands)	Year Ended December 31, 2012
Originated loans:
Allowance for loan losses:
Beginning balance	$60,211	$4,894	$18,141	$83,246
Charge-offs	(42,277)	(6,275)	(16,208)	(64,760)
Recoveries	5,375	324	4,030	9,729
Net provision for loan losses	35,840	7,463	7,256	50,559

Ending balance	$59,149	$6,406	$13,219	$78,774

Ending balance:
Individually evaluated for impairment	$6,377	$—	$—	$6,377
Collectively evaluated for impairment	$52,772	$6,406	$13,219	$72,397
Loans:
Ending balance:	$4,927,460	$827,985	$1,351,776	$7,107,221
Individually evaluated for impairment	70,555	2,721	—	73,276
Collectively evaluated for impairment	$4,856,905	$825,264	$1,351,776	$7,033,945

Acquired loans:
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Net provision for loan losses	788	—	—	788

Ending balance	$788	$—	$—	$788

Ending balance:
Individually evaluated for impairment	$788	$—	$—	$788
Amounts related to acquired-impaired loans	—	—	—	—
Collectively evaluated for impairment	$—	$—	$—	$—
Loans:
Ending balance:	$3,265,340	$486,444	$202,974	$3,954,758
Individually evaluated for impairment	5,339	—	—	5,339
Acquired-impaired loans	123,315	20,314	644	144,273
Collectively evaluated for impairment	$3,136,686	$466,130	$202,330	$3,805,146

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

	Commercial	Residential	Consumer	Total
(In thousands)	Year Ended December 31, 2012
Covered loans:
Allowance for loan losses:
Beginning balance	$18,203	$9,024	$14,408	$41,635
Charge-offs	(29,947)	—	(1,094)	(31,041)
Recoveries	4,894	—	78	4,972
Net provision for loan losses	(895)	11,948	(8,208)	2,845
Increase in FDIC loss share receivable	25,777	11,702	719	38,198

Ending balance	$18,032	$32,674	$5,903	$56,609

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Amounts related to acquired-impaired loans	18,032	32,674	5,903	56,609
Collectively evaluated for impairment	$—	$—	$—	$—
Loans:
Ending balance:	$152,888	$263,515	$99,420	$515,823
Individually evaluated for impairment	—	—	—	—
Acquired-impaired loans	152,888	263,515	99,420	515,823
Collectively evaluated for impairment	$—	$—	$—	$—

Total loans:
Allowance for loan losses:
Beginning balance	$78,414	$13,918	$32,549	$124,881
Charge-offs	(72,224)	(6,275)	(17,302)	(95,801)
Recoveries	10,269	324	4,108	14,701
Net provision for loan losses	35,733	19,411	(952)	54,192
Increase in FDIC loss share receivable	25,777	11,702	719	38,198

Ending balance	$77,969	$39,080	$19,122	$136,171

Ending balance:
Individually evaluated for impairment	$7,165	$—	$—	$7,165
Amounts related to acquired-impaired loans	18,032	32,674	5,903	56,609
Collectively evaluated for impairment	$52,772	$6,406	$13,219	$72,397
Loans:
Ending balance:	$8,345,688	$1,577,944	$1,654,170	$11,577,802
Individually evaluated for impairment	75,894	2,721	—	78,615
Acquired-impaired loans	276,203	283,829	100,064	660,096
Collectively evaluated for impairment	$7,993,591	$1,219,394	$1,554,106	$10,839,091

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

FDIC Loss Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Company choose to dispose of the covered loans. The following schedule shows activity in the loss share receivable for 2013 and 2012:

(In thousands)	December 31,
	2013	2012
Balance, January 1	$177,844	$231,085
(Amortization) accretion	(2,239)	5,000
Charge-offs, write-downs and other losses	(9,123)	45,459
External expenses qualifying under loss share agreement	9,117	11,276
Payments received from the FDIC	(61,765)	(114,976)

Balance, December 31	$113,834	$177,844

*	Note 1 to the consolidated financial statements discusses the accounting for the loss share receivable.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

The following table shows the composition of non-accrual loans by portfolio segment and class. Acquired impaired and certain covered loans are considered to be performing due to the application of the accretion method and are excluded from the table. Covered loans accounted for using the cost recovery method do not have an accretable yield and are included below as non-accrual loans. Acquired performing loans that have subsequently been placed on non-accrual status are also included below.

Non-accrual Loans	December 31, 2013	December 31, 2012
	(In thousands)
Originated loans:
Commercial non-real estate	$10,119	$18,941
Construction and land development	13,171	32,777
Commercial real estate	32,772	40,190
Residential mortgages	13,449	7,705
Consumer	4,802	3,815

Total originated loans	$74,313	$103,428

Acquired loans:
Commercial non-real estate	$3,209	$4,326
Construction and land development	1,990	5,967
Commercial real estate	6,525	6,609
Residential mortgages	8,262	10,551
Consumer	1,814	2,634

Total acquired loans	$21,800	$30,087

Covered loans:
Commercial non-real estate	$2	$—
Construction and land development	1,539	2,487
Commercial real estate	1,163	1,220
Residential mortgages	544	393
Consumer	296	—

Total covered loans	$3,544	$4,100

Total loans:
Commercial non-real estate	$13,330	$23,267
Construction and land development	16,700	41,231
Commercial real estate	40,460	48,019
Residential mortgages	22,255	18,649
Consumer	6,912	6,449

Total loans	$99,657	$137,615

The estimated amount of interest that would have been recorded on non-accrual loans had the loans not been classified as non-accrual in 2013, 2012 and 2011, was $5.4 million, $7.8 million and $4.9 million, respectively. Interest actually received on non-accrual loans during 2013, 2012 and 2011 was $3.0 million, $2.6 million and $1.1 million, respectively.

Non-accrual loans include loans modified in troubled debt restructurings (TDRs) of $15.7 million and $30.3 million, respectively, at December 31, 2013 and 2012. TDRs were $24.9 million at December 31, 2013 and $32.2 million at December 31, 2012. Modified acquired-impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

The table below details the TDRs that occurred during 2013 and 2012 by portfolio segment and TDRs that subsequently defaulted within twelve months of modification. All are rated substandard and individually evaluated for impairment.

(In thousands)	2013			2012
Troubled Debt Restructurings:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Originated loans:
Commercial non-real estate	1	$926	$909	4	$2,194	$2,169
Construction and land development	—	—	—	—	—	—
Commercial real estate	4	1,332	1,157	12	13,837	13,289
Residential mortgages	1	456	330	3	865	728
Consumer	—	—	—	—	—	—

Total originated loans	6	$2,714	$2,396	19	$16,896	$16,186

Acquired loans:
Commercial non-real estate	—	—	—	3	$4,047	$4,007
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	512	472	2	1,783	1,775
Residential mortgages	1	514	503	—	—	—
Consumer	—	—	—	—	—	—

Total acquired loans	2	$1,026	$975	5	$5,830	$5,782

Covered loans:
Commercial non-real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total covered loans	—	—	—	—	—	—

Total loans:
Commercial non-real estate	1	$926	$909	$7	$6,241	$6,176
Construction and land development	—	—	—	—	—	—
Commercial real estate	5	1,844	1,629	14	15,620	15,064
Residential mortgages	2	970	833	3	865	728
Consumer	—	—	—	—	—	—

Total loans	8	$3,740	$3,371	$24	$22,726	$21,968

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

	2013		2012
Troubled Debt Restructurings That	Number of	Recorded	Number of	Recorded
Subsequently Defaulted:	Contracts	Investment	Contracts	Investment
Originated loans:
Commercial non-real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial real estate	6	2,487	1	$275
Residential mortgages	1	254	—	—
Consumer	—	—	—	—

Total originated loans	7	$2,741	1	$275

Acquired loans:
Commercial non-real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total acquired loans	—	$—	—	$—

Covered loans:
Commercial non-real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total covered loans	—	$—	—	$—

Total loans:
Commercial non-real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial real estate	6	2,487	1	$275
Residential mortgages	1	254	—	—
Consumer	—	—	—	—

Total loans	7	$2,741	1	$275

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

Those loans that are determined to be impaired and $1 million or greater are individually evaluated for impairment. The tables below present loans that are individually evaluated for impairment disaggregated by class at December 31, 2013 and 2012:

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$329	$442	$—	$235	$18
Construction and land development	4,101	5,131	—	2,780	82
Commercial real estate	5,321	7,458	—	15,886	374
Residential mortgages	—	—	—	262	—
Consumer	—	—	—	1,013	—

	9,751	13,031	—	20,176	474
With an allowance recorded:
Commercial non-real estate	4,965	5,303	477	8,936	180
Construction and land development	6,498	8,343	22	2,549	—
Commercial real estate	8,708	9,090	268	19,683	460
Residential mortgages	605	620	1	228	—
Consumer	—	—	—	1,025	—

	20,776	23,356	768	32,421	640
Total:
Commercial non-real estate	5,294	5,745	477	9,171	198
Construction and land development	10,599	13,474	22	5,329	82
Commercial real estate	14,029	16,548	268	35,569	834
Residential mortgages	605	620	1	490	—
Consumer	—	—	—	2,038	—

Total originated loans	$30,527	$36,387	$768	$52,597	$1,114

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	2,141	3,275	—	865	8
Construction and land development	728	1,142	—	296	3
Commercial real estate	1,865	2,634	—	1,339	49
Residential mortgages	473	507	—	407	—
Consumer	—	—	—	—	—

	5,207	7,558	—	2,907	60
With an allowance recorded:
Commercial non-real estate	—	—	—	2,747	63
Construction and land development	—	—	—	157	—
Commercial real estate	—	—	—	2,663	—
Residential mortgages	—	—	—	845	—
Consumer	—	—	—	—	—

	—	—	—	6,412	63
Total:
Commercial non-real estate	2,141	3,275	—	3,612	71
Construction and land development	728	1,142	—	453	3
Commercial real estate	1,865	2,634	—	4,002	49
Residential mortgages	473	507	—	1,252	—
Consumer	—	—	—	—	—

Total acquired loans	$5,207	$7,558	$—	$9,319	$123

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Covered loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
Total:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total covered loans	$—	$—	$—	$—	$—

Total loans:
With no related allowance recorded:
Commercial non-real estate	$2,470	$3,717	$—	$1,100	$26
Construction and land development	4,829	6,273	—	3,076	85
Commercial real estate	7,186	10,092	—	17,225	423
Residential mortgages	473	507	—	669	—
Consumer	—	—	—	1,013	—

	14,958	20,589	—	23,083	534
With an allowance recorded:
Commercial non-real estate	4,965	5,303	477	11,683	243
Construction and land development	6,498	8,343	22	2,706	—
Commercial real estate	8,708	9,090	268	22,346	460
Residential mortgages	605	620	1	1,073	—
Consumer	—	—	—	1,025	—

	20,776	23,356	768	38,833	703
Total:
Commercial non-real estate	7,435	9,020	477	12,783	269
Construction and land development	11,327	14,616	22	5,782	85
Commercial real estate	15,894	19,182	268	39,571	883
Residential mortgages	1,078	1,127	1	1,742	—
Consumer	—	—	—	2,038	—

Total loans	$35,734	$43,945	$768	$61,916	$1,237

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial	$34,705	$55,101	$—	$23,793	$464
Residential mortgages	2,721	4,874	—	3,255	155
Consumer	—	—	—	—	—

	37,426	59,975	—	27,048	619
With an allowance recorded:
Commercial	35,850	37,917	6,377	41,232	703
Residential mortgages	—	—	—	4,619	—
Consumer	—	—	—	—	—

	35,850	37,917	6,377	45,851	703
Total:
Commercial	70,555	93,018	6,377	65,025	1,167
Residential mortgages	2,721	4,874	—	7,874	155
Consumer	—	—	—	—	—

Total originated loans	$73,276	$97,892	$6,377	$72,899	$1,322

Acquired loans:
With no related allowance recorded:
Commercial	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commercial	6,202	6,386	788	1,551	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	6,202	6,386	788	1,551	—
Total:
Commercial	6,202	6,386	788	1,551	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total acquired loans	$6,202	$6,386	$788	$1,551	$—

Covered loans:
With no related allowance recorded:
Commercial	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commercial	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
Total:
Commercial	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total covered loans	$—	$—	$—	$—	$—

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Total loans:
With no related allowance recorded:
Commercial	34,705	55,101	—	23,793	464
Residential mortgages	2,721	4,874	—	3,255	155
Consumer	—	—	—	—	—

	37,426	59,975	—	27,048	619
With an allowance recorded:
Commercial	42,052	44,303	7,165	42,783	703
Residential mortgages	—	—	—	4,619	—
Consumer	—	—	—	—	—

	42,052	44,303	7,165	47,402	703
Total:
Commercial	76,757	99,404	7,165	66,576	1,167
Residential mortgages	2,721	4,874	—	7,874	155
Consumer	—	—	—	—	—

Total loans	$79,478	$104,278	$7,165	$74,450	$1,322

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

Covered and acquired-impaired loans with existing credit impairment with an accretable yield are considered to be current in the following delinquency table. The following table presents the age analysis of past due loans at December 31, 2013 and December 31, 2012:

Age Analysis of Past Due Loans As of December 31, 2013 and December 31, 2012
December 31, 2013	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Originated loans:
Commercial non-real estate	$11,645	$1,203	$4,803	$17,651	$4,096,186	$4,113,837	$521
Construction and land development	5,877	1,264	5,970	13,111	739,270	752,381	—
Commercial real estate	8,178	5,744	14,620	28,542	1,993,986	2,022,528	420
Residential mortgages	12,410	3,870	3,540	19,820	1,176,436	1,196,256	—
Consumer	8,798	1,913	3,823	14,534	1,394,596	1,409,130	2,344

Total	$46,908	$13,994	$32,756	$93,658	$9,400,474	$9,494,132	$3,285

Acquired loans:
Commercial non-real estate	$1,982	$2,332	$1,467	$5,781	$921,216	$926,997	$541
Construction and land development	862	1,529	1,161	3,552	139,379	142,931	541
Commercial real estate	3,742	1,345	9,026	14,113	953,035	967,148	5,853
Residential mortgages	5,632	2,698	5,503	13,833	301,507	315,340	72
Consumer	1,029	120	1,013	2,162	117,441	119,603	82

Total	$13,247	$8,024	$18,170	$39,441	$2,432,578	$2,472,019	$7,089

Covered loans:
Commercial non-real estate	$—	$—	$—	$—	$23,390	$23,390	$—
Construction and land development	—	—	1,539	1,539	18,690	20,229	—
Commercial real estate	—	—	675	675	52,490	53,165	—
Residential mortgages	—	—	3	3	209,015	209,018	—
Consumer	—	—	—	—	52,864	52,864	—

Total	$—	$—	$2,217	$2,217	$356,449	$358,666	$—

Total loans:
Commercial non-real estate	$13,627	$3,535	$6,270	$23,432	$5,040,792	$5,064,224	$1,062
Construction and land development	6,739	2,793	8,670	18,202	897,339	915,541	541
Commercial real estate	11,920	7,089	24,321	43,330	2,999,511	3,042,841	6,273
Residential mortgages	18,042	6,568	9,046	33,656	1,686,958	1,720,614	72
Consumer	9,827	2,033	4,836	16,696	1,564,901	1,581,597	2,439

Total	$60,155	$22,018	$53,143	$135,316	$12,189,501	$12,324,817	$10,387

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

December 31, 2012	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Originated loans:
Commercial	$24,398	$16,508	$46,355	$87,261	$4,840,199	$4,927,460	$5,262
Residential mortgages	11,500	3,303	4,100	18,903	809,082	827,985	—
Consumer	10,348	2,150	4,231	16,729	1,335,047	1,351,776	2,474

Total	$46,246	$21,961	$54,686	$122,893	$6,984,328	$7,107,221	$7,736

Acquired loans:
Commercial	$28,791	$4,666	$15,774	$49,231	$3,216,109	$3,265,340	$4,354
Residential mortgages	9,641	1,290	8,996	19,927	466,517	486,444	1,106
Consumer	1,282	430	2,170	3,882	199,092	202,974	47

Total	$39,714	$6,386	$26,940	$73,040	$3,881,718	$3,954,758	$5,507

Covered loans:
Commercial	$—	$—	$3,707	$3,707	$149,181	$152,888	$—
Residential mortgages	—	—	393	393	263,122	263,515	—
Consumer	—	—	—	—	99,420	99,420	—

Total	$—	$—	$4,100	$4,100	$511,723	$515,823	$—

Total loans:
Commercial	$53,189	$21,174	$65,836	$140,199	$8,205,489	$8,345,688	$9,616
Residential mortgages	21,141	4,593	13,489	39,223	1,538,721	1,577,944	1,106
Consumer	11,630	2,580	6,401	20,611	1,633,559	1,654,170	2,521

Total	$85,960	$28,347	$85,726	$200,033	$11,377,769	$11,577,802	$13,243

The following table presents the credit quality indicators of the Company’s various classes of loans at December 31, 2013 and December 31, 2012.

Commercial Non-Real Estate Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	December 31, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$3,990,318	$846,135	$10,476	$4,846,929	$2,610,970	$1,588,435	$14,855	$4,214,260
Pass-Watch	46,734	44,105	9	90,848	32,393	52,361	74	84,828
Special Mention	41,812	19,915	2,897	64,624	23,550	6,267	3,226	33,043
Substandard	34,276	16,125	9,662	60,063	46,472	43,219	8,433	98,124
Doubtful	695	718	345	1,758	—	361	2,672	3,033
Loss	—	—	—	—	—	—	—	—

Total	$4,113,835	$926,998	$23,389	$5,064,222	$2,713,385	$1,690,643	$29,260	$4,433,288

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

Construction Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	December 31, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$709,261	$112,773	$—	$822,034	$557,511	$249,269	$331	$807,111
Pass-Watch	7,817	1,907	1,226	10,950	13,705	2,993	1,028	17,726
Special Mention	3,926	9,409	276	13,611	30,522	12,248	420	43,190
Substandard	31,377	18,842	11,498	61,717	63,925	30,637	7,311	101,873
Doubtful	—	—	7,228	7,228	10	4	19,392	19,406
Loss	—	—	—	—	—	—	—	—

Total	$752,381	$142,931	$20,228	$915,540	$665,673	$295,151	$28,482	$989,306

Commercial Real Estate Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	December 31, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$1,864,116	$896,578	$1,678	$2,762,372	$1,353,453	$1,173,617	$16,693	$2,543,763
Pass-Watch	49,578	9,530	10,266	69,374	36,507	16,051	15,015	67,573
Special Mention	15,785	19,798	1,999	37,582	29,912	21,116	3,787	54,815
Substandard	93,034	41,242	31,350	165,626	128,088	68,762	31,298	228,148
Doubtful	16	—	7,872	7,888	442	—	28,353	28,795
Loss	—	—	—	—	—	—	—	—

Total	$2,022,529	$967,148	$53,165	$3,042,842	$1,548,402	$1,279,546	$95,146	$2,923,094

Residential Mortgage Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	December 31, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Performing	$1,182,266	$307,078	$209,015	$1,698,359	$820,281	$475,893	$263,515	$1,559,689
Nonperforming	13,990	8,262	3	22,255	7,704	10,551	—	18,255

Total	$1,196,256	$315,340	$209,018	$1,720,614	$827,985	$486,444	$263,515	$1,577,944

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	December 31, 2013				December 31, 2012
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Performing	$1,404,032	$117,789	$52,864	$1,574,685	$1,345,487	$200,292	$99,420	$1,645,199
Nonperforming	5,098	1,814	—	6,912	6,289	2,682	—	8,971

Total	$1,409,130	$119,603	$52,864	$1,581,597	$1,351,776	$202,974	$99,420	$1,654,170

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

Loan review uses a risk-focused continuous monitoring program that provides for independent, objective and timely review of credit risk within the company.

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

Residential and Consumer:

•	Performing - Loans on which payments of principal and interest are less than 90 days past due.

•

Non-performing - A non-performing loan is a loan that is in default or close to being in default and there are good reasons to doubt that payments will be made in full. All loans rated as non-accrual loans are also classified as non-performing.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

Changes in the carrying amount of acquired impaired loans and accretable yield are presented in the following table for the years ended December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Covered		Non-covered		Covered		Non-covered
	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
(In thousands)
Balance at beginning of period	$515,823	$115,594	$141,201	$203,186	$671,443	$153,137	$339,452	$130,691
Additions	—	—	—	—	—	—	—	—
Payments received, net	(189,987)	(1,298)	(116,187)	(47,330)	(200,719)	—	(250,338)	—
Accretion	32,830	(32,830)	43,061	(43,061)	45,099	(45,099)	52,087	(52,087)
(Decrease)/Increase in expected cash flows based on actual cash flow and changes in cash flow assumptions	—	(17,433)	—	3,894	—	(19,326)	—	23,688

Net transfers from nonaccretable difference to accretable yield	—	58,682	—	14,681	—	26,882	—	100,894

Balance at end of period	$358,666	$122,715	$68,075	$131,370	$515,823	$115,594	$141,201	$203,186

Loans Held for Sale

Loans held for sale totaled $24.5 million and $50.6 million, respectively, at December 31, 2013 and 2012. Substantially all loans held for sale are residential mortgage loans originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Banks’ commitment to the borrower to originate the loan.

Note 5. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2013	2012
Subordinated notes payable	$98,011	$98,011
Term note payable	184,800	220,000
Other long-term debt	103,015	78,578

Total long-term debt	$385,826	$396,589

On December 21, 2012, the Company entered into a three-year term loan agreement that provides for a $220 million term loan facility, all of which was borrowed on the closing date. The agreement also provides for up to $50 million in additional borrowings under the loan facility, subject to obtaining additional commitments from

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Long-Term Debt (continued)

existing or new lenders and satisfaction of certain other conditions. Amounts borrowed under the loan facility bear interest at a variable rate based on LIBOR plus 1.875% per annum. The loan agreement requires quarterly principal payments of $8.8 million, and outstanding borrowings may be prepaid in whole or in part at any time prior to the December 21, 2015 maturity date without premium or penalty.

The Company must satisfy certain financial covenants and is subject to other restrictions customary in financings of this nature, none of which is expected to adversely impact the operations of the Company. The financial covenants cover, among other things, the maintenance of minimum levels for regulatory capital ratios, consolidated net worth, consolidated return on assets, and holding company liquidity and dividend capacity, and specify a maximum ratio of consolidated nonperforming assets to consolidated total loans and other real estate, calculated without FDIC-covered assets. The Company was in compliance with all covenants as of December 31, 2013.

During the second quarter of 2012, the Company initiated a tender offer for up to $75 million of Whitney Bank’s subordinated debt. The 5.875% fixed-rate subordinated notes maturing in March 2017 had been issued by Whitney National Bank and were assumed by Hancock in the Whitney acquisition. During 2012, the Company repurchased approximately $52 million of these notes and incurred approximately $5.3 million in costs, including a premium of $5.1 million, which was included in noninterest expense. As of December 31, 2013, 60% of the balance of the subordinated notes qualifies as capital in the calculation of certain regulatory capital ratios. The qualifying amount will be further reduced by 20% in the second quarter of each year through maturity.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Derivatives (continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values (in thousands) of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2013 and December 31, 2012.

Fair and Notional Values of Derivative Instruments
				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in thousands)	Type of Hedge	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$—	$140,000	$—	$—	$—	$298

		$—	$140,000	$—	$—	$—	$298

Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$650,667	$547,477	$14,147	$19,448	$13,777	$20,157
Risk participation agreements	N/A	19,736	—	2	—	2	—
Forward commitments to sell residential mortgage loans	N/A	45,910	115,256	326	190	115	590
Interest rate-lock commitments on residential mortgage loans	N/A	25,956	58,135	56	455	107	55
Foreign exchange forward contracts	N/A	21,299	—	1,048	—	1,005	—

		$763,568	$720,868	$15,579	$20,093	$15,006	$20,802

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

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

Derivatives Not Designated as Hedges

Customer interest rate derivative program

The Banks enter into interest rate derivative agreements, primarily rate swaps, with commercial banking customers to facilitate their risk management strategies. The Banks simultaneously enter into offsetting agreements with unrelated financial institutions, thereby mitigating their net risk exposure resulting from such transactions. Because the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

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

Customer foreign exchange forward contract derivatives

The Banks enter into foreign exchange forward derivative agreements, primarily forward currency contracts, with commercial banking customers to facilitate their risk management strategies. The Banks manage their risk exposure from such transactions by entering into offsetting agreements with unrelated financial institutions. Because the foreign exchange forward contract derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the years ended December 31, 2013, 2012 and 2011.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Derivatives (continued)

Credit Risk-Related Contingent Features

Certain of the Banks’ derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Banks’ credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of a Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of December 31, 2013, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $9.5 million, for which the Banks had posted collateral of $10.9 million.

Offsetting Assets and Liabilities

Offsetting information in regards to derivative assets and liabilities subject to master netting agreements at December 31, 2013 and December 31, 2012 is presented in the following tables (in thousands):

As of December 31, 2013
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
Description				Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$14,149	$—	$14,149	$3,462	$—	$10,687

Repurchase, securities borrowing, and similar arrangements	—	—	—	—	—	—

Total	$14,149	$—	$14,149	$3,462	$—	$10,687

Derivative Liabilities	$13,779	$—	$13,779	$3,462	$7,406	$2,911

Reverse repurchase, securities lending, and similar arrangements	—	—	—	—	—	—

Total	$13,779	$—	$13,779	$3,462	$7,406	$2,911

As of December 31, 2012
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$19,448	$—	$19,448	$—	$—	$19,448

Repurchase, securities borrowing, and similar arrangements	—	—	—	—	—	—

Total	$19,448	$—	$19,448	$—	$—	$19,448

Derivative Liabilities	$20,455	$—	$20,455	$—	$16,839	$3,616

Reverse repurchase, securities lending, and similar arrangements	—	—	—	—	—	—

Total	$20,455	$—	$20,455	$—	$16,839	$3,616

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Land and land improvements	$98,064	$121,013
Buildings and leasehold improvements	356,618	373,333
Furniture, fixtures and equipment	90,948	99,288
Software	51,924	28,167
Assets under development	7,590	16,655

	605,144	638,456
Accumulated depreciation and amortization	(172,798)	(160,592)

Property and equipment, net	$432,346	$477,864

Depreciation and amortization expense was $32.1 million, $32.9 million and $24.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 8. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration exchanged over the fair value of the net assets acquired in purchase business combinations. The Company tests goodwill for impairment annually and no impairment charges were identified in the most recent test as of September 30, 2013. No goodwill impairment charges were recognized during 2013, 2012, or 2011. The carrying amount of goodwill was $625.7 million and $628.9 million at December 31, 2013 and 2012, respectively. As discussed in Note 2 to the consolidated financial statements, the Company recorded approximately $589.5 million of goodwill during 2011 in connection with its acquisition of Whitney Holding Corporation. Goodwill was reduced for deferred tax purchase accounting adjustments by $3.2 million in 2013 and $22.3 million in 2012.

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

The carrying value of intangible assets subject to amortization was as follows (in thousands):

	December 31, 2013
	Purchase Value	Accumulated Amortization	Carrying Value
Core deposit intangibles	$198,002	$65,357	$132,645
Credit card and trust relationships	22,400	7,800	14,600
Value of insurance business acquired	2,431	2,232	199
Non-compete agreements	400	300	100
Trade name	11,722	6,729	4,993
Merchant processing relationships	10,000	2,764	7,236

	$244,955	$85,182	$159,773

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill and Other Intangible Assets (continued)

	December 31, 2012
	Purchase Value	Accumulated Amortization	Carrying Value
Core deposit intangibles	$200,547	$45,832	$154,715
Credit card and trust relationships	22,400	4,980	17,420
Value of insurance business acquired	2,431	2,084	347
Non-compete agreements	400	100	300
Trade name	11,722	4,124	7,598
Merchant processing relationships	10,000	971	9,029

	$247,500	$58,091	$189,409

	Years Ended December 31,
	2013	2012	2011
Aggregate amortization expense for:
Core deposit intangibles	$21,905	$23,642	$14,474
Credit card and trust relationships	2,819	3,072	1,908
Value of insurance business acquired	148	158	169
Non-compete agreements	200	100	—
Trade name	2,605	4,124	—
Merchant processing relationships	1,793	971	—

	$29,470	$32,067	$16,551

The weighted-average remaining life of core deposit intangibles is 5 years. The weighted-average remaining life of other identifiable intangibles is 4 years.

The following table shows estimated amortization expense of other intangible assets for the five succeeding years and thereafter, calculated based on current amortization schedules (in thousands):

2014	$26,925
2015	24,363
2016	19,872
2017	17,825
2018	15,773
Thereafter	55,015

$159,773

Note 9. Deposits

The maturities of time deposits at December 31, 2013 follow (in thousands):

2014	$1,561,097
2015	325,173
2016	130,126
2017	108,831
2018	24,767
Thereafter	8,865

Total time deposits	$2,158,859

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits (continued)

Certificates of deposits of $100,000 or more totaled approximately $0.9 billion at December 31, 2013 and $1.1 billion at December 31, 2012. Other time deposits of $100,000 or more consisted primarily of balances in treasury-management deposit products for commercial and certain other larger deposit customers. Balances maintained in such products totaled $363 million and $194 million at December 31, 2013 and 2012, respectively. Most of these deposits mature on a daily basis.

Note 10. Short-Term Borrowings

The following table presents information concerning short-term borrowings (in thousands):

	December 31,
	2013	2012
Federal funds purchased
Amount outstanding at period-end	$7,725	$25,704
Weighted average interest rate at period-end	0.13%	0.37%
Weighted average interest rate during the year	0.22%	0.22%
Average daily balance during the year	$32,960	$30,137
Maximum month end balance during the year	$37,320	$33,964

Securities sold under agreements to repurchase
Amount outstanding at period-end	$650,235	$613,429
Weighted average interest rate at period-end	0.64%	0.72%
Weighted average interest rate during the year	0.58%	0.78%
Average daily balance during the year	$763,259	$760,938
Maximum month end balance during the year	$797,615	$1,005,014

FHLB borrowings:
Amount outstanding at period-end	$—	$—
Weighted average interest rate at period-end	—	—
Weighted average interest rate during the year	0.18%	0.16%
Average daily balance during the year	$9,863	$32,571
Maximum month end balance during the year	$—	$—

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

The Banks have lines of credit with the Federal Home Loan Bank (FHLB) that is secured by a blanket pledge of certain mortgage loans. At December 31, 2013, the amount available under these lines was approximately $2.6 billion. The Banks also have borrowing capacity at the Federal Reserve’s discount window of approximately $0.8 billion. No amounts were borrowed under these lines at year-end 2013.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors approved a stock repurchase program on April 30, 2013 that authorizes the repurchase of up to 5% of the Company’s outstanding common stock.

On May 8, 2013 Hancock entered into an accelerated share repurchase (ASR) transaction with Morgan Stanley & Co. LLC (Morgan Stanley). In the ASR transaction, the Company paid $115 million to Morgan Stanley and received from them approximately 2.8 million shares of Hancock common stock, representing approximately 76% of the estimated total number of shares to be repurchased. The actual number of shares to be delivered to the Company in this ASR transaction will be based generally on the volume-weighted average price per share of the Hancock common stock during the term of the ASR agreement less a specified discount and on the amount paid at inception to Morgan Stanley, subject to certain possible adjustments in accordance with the terms of the ASR agreement. Final settlement of the ASR agreement, which has not occurred, is scheduled to occur no later than May, 2014. The ASR transaction was treated as two separate transactions: (i) the acquisition of treasury shares on the date the shares were received; and (ii) a forward contract indexed to the Company’s common stock that is classified as equity.

Accumulated Other Comprehensive Income (Loss)

AOCI includes unrealized gains and losses on available for sale (“AFS”) securities. Unrealized gain (loss) on AFS securities also includes unrealized gains/losses on AFS securities that were transferred to held to maturity securities in the first quarter of 2012 and the third quarter of 2013. Such amounts will be amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the net premium created in the transfer. Unrealized losses on employee benefit plans will be reclassified into income as pension and post retirement costs are recognized over the remaining service period of plan participants. Accumulated losses on the now expired cash flow hedge of the variable-rate term loan agreement described in Note 6 were reclassified into income over the life of the hedge. Gains and losses in AOCI are net of deferred income taxes.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity (continued)

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows (in thousands):

	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2010	$27,232	$—	$(27,851)	$—	$(619)
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	52,300	—	(94,848)	(107)	(42,655)
Reclassification adjustment for net losses realized and included in earnings	91	—	2,832	—	2,923
Income tax expense (benefit)	19,145	—	(32,944)	(42)	(13,841)

Balance, December 31, 2011	60,478	—	(86,923)	(65)	(26,510)
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	6,076	—	2,566	(502)	8,140
Transfer of net unrealized gain from AFS to HTM, net of cummulative tax effect	(24,598)	24,598	—	—	—
Reclassification adjustment for net losses realized and included in earnings	(1,441)	—	7,457	311	6,327
Amortization of unrealized net gain on securities transferred to held-to-maturity	—	(8,752)	—	—	(8,752)
Income tax expense (benefit)	1,661	(3,244)	3,788	(75)	2,130

Balance, December 31, 2012	38,854	19,090	(80,688)	(181)	(22,925)
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(105,270)	—	82,653	(4)	(22,621)
Transfer of net unrealized gain from AFS to HTM, net of cummulative tax effect	36,208	(36,208)	—	—	—
Reclassification adjustment for net losses realized and included in earnings	(105)	—	8,331	301	8,527
Amortization of unrealized net gain on securities transferred to held-to-maturity	—	(6,371)	—	—	(6,371)
Income tax expense (benefit)	(38,576)	(2,300)	32,749	116	(8,011)

Balance, December 31, 2013	$8,263	$(21,189)	$(22,453)	$—	$(35,379)

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity (continued)

The following table shows the line items in the consolidated income statements affected by amounts reclassified from accumulated other comprehensive income:

Twelve Months Ended December 31,
Amount reclassified from AOCI (in thousands)	2013	2012	Increase (decrease) in affected line item in the income statement
Gains and losses on sale of AFS securities	$(105)	$(1,441)	Securities gains (losses)
Tax effect	(37)	(504)	Income taxes

Net of tax	(68)	(937)	Net income

Amortization/accretion of unrealized net gain/loss on securities transferred to HTM	$(6,371)	$(8,752)	Interest income
Tax effect	(2,230)	(3,063)	Income taxes

Net of tax	(4,141)	(5,689)	Net income

Amortization of defined benefit pension and post-retirement items	$8,331	$7,457	(a) Employee benefits expense
Tax effect	2,916	2,610	Income taxes

Net of tax	5,415	4,847	Net income

Gains and losses on cash flow hedges	$301	$311	Interest expense
Tax effect	105	109	Income taxes

Net of tax	196	202	Net income

Total reclassifications, net of tax	$1,402	$(1,577)	Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see footnote 12 for additional details).

Note: Tax effect calculated using 35% rate.

Regulatory Capital

Measures of regulatory capital are an important tool used by regulators to monitor the financial health of financial institutions. The primary quantitative measures used to gauge capital adequacy are the Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the Tier 1 capital to average total assets (leverage ratio). Both the Company and its bank subsidiaries are required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and 4.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%.

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its total risk-based capital ratios must be at least 10.0% for total capital and 6.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework,

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity (continued)

regulators must also consider other subjective and quantitative measures of risk associated with an institution. The subsidiary banks were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change these classifications. At December 31, 2013 and 2012, the Company and the Banks were in compliance with all of their respective minimum regulatory capital requirements.

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Banks together with corresponding regulatory capital requirements at December 31, 2013 and 2012 (amounts in thousands):

	Actual		Required for Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio %	Amount	Ratio %	Amount		Ratio %
At December 31, 2013
Total capital (to risk weighted assets)
Company	$1,877,832	13.11	$1,146,061	8.00	$	n/a	n/a
Hancock Bank	636,871	13.48	378,093	8.00		472,617	10.00
Whitney Bank	1,187,699	12.25	775,709	8.00		969,636	10.00

Tier 1 capital (to risk weighted assets)
Company	$1,685,058	11.76	$573,030	4.00	$	n/a	n/a
Hancock Bank	577,280	12.21	189,047	4.00		283,570	6.00
Whitney Bank	1,088,339	11.22	387,854	4.00		581,782	6.00

Tier 1 leverage capital
Company	$1,685,058	9.34	$541,066	3.00	$	n/a	n/a
Hancock Bank	577,280	9.01	192,137	3.00		320,228	5.00
Whitney Bank	1,088,339	9.02	361,878	3.00		603,129	5.00

At December 31, 2012
Total capital (to risk weighted assets)
Company	$1,881,558	14.28	$1,053,781	8.00	$	n/a	n/a
Hancock Bank	643,202	14.39	357,687	8.00		447,109	10.00
Whitney Bank	1,242,608	14.25	697,528	8.00		871,910	10.00

Tier 1 capital (to risk weighted assets)
Company	$1,666,042	12.65	$526,890	4.00	$	n/a	n/a
Hancock Bank	586,623	13.12	178,843	4.00		268,265	6.00
Whitney Bank	1,122,341	12.87	348,764	4.00		523,146	6.00

Tier 1 leverage capital
Company	$1,666,042	9.10	$549,185	3.00	$	n/a	n/a
Hancock Bank	586,623	9.13	192,733	3.00		321,221	5.00
Whitney Bank	1,122,341	9.24	364,540	3.00		607,567	5.00

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

Note 12. Retirement Benefit Plans

Pension Plans - Defined Benefit

Effective January 1, 2013, the Company adopted one qualified defined benefit pension plan covering all eligible associates. Eligibility is based on minimum age and service-related requirements. The consolidated plan replaced the separate qualified plans covering legacy Hancock associates (Hancock Plan) and legacy Whitney associates (Whitney Plan). The new qualified plan terms are substantially the same for legacy Hancock associates as those in effect at December 31, 2012 under the Hancock Plan. Retirement benefits for eligible legacy Whitney associates under the new plan will be based on the employee’s accrued benefit under the Whitney Plan as of December 31, 2012 plus any benefit accrued under the new plan based on years of service and compensation beginning in 2013. The Whitney Plan had been closed to new participants since 2008, and benefit accruals had been frozen for all participants other than those meeting certain vesting, age and years of service criteria as of December 31, 2008.

Certain legacy Whitney associates were also covered by an unfunded nonqualified defined benefit pension plan that provides retirement benefits to designated executive officers. Accrued benefits under the nonqualified plan covering certain legacy Whitney associates were frozen as of December 31, 2012 and no future benefits will be accrued under this plan. These benefits are calculated using the qualified plan’s formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Benefits that become payable under the nonqualified plan supplement amounts paid from the qualified plan. The Whitney plan has been closed to new participants since 2008, and benefit accruals have been frozen for all participants other than those who met certain vesting, age and years of service criteria as of December 31, 2008.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The Company makes contributions to the qualified pension plans in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. Based on currently available information, Hancock does not anticipate making a contribution to the pension plan during 2014.

The following tables detail the changes in the benefit obligations and plan assets of the combined qualified plans and for the nonqualified plan for the years ended December 31, 2013 and 2012 as well as the funded status of the plans at each year end and the amounts recognized in the Company’s balance sheets (in thousands). The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	Years Ended December 31,
	2013		2012
	Qualified	Non- qualified	Qualified	Non- qualified
Change in benefit obligation
Benefit obligation at beginning of year	$420,239	$16,865	$399,508	$15,934
Service cost	16,118	—	12,940	49
Interest cost	16,057	621	16,518	688
Actuarial loss	(40,551)	(1,040)	4,131	1,401
Benefits paid	(14,578)	(1,123)	(12,858)	(1,207)

Benefit obligation, end of year	397,285	15,323	420,239	16,865

Change in plan assets
Fair value of plan assets at beginning of year	379,133	—	328,060	—
Actual return on plan assets	63,695	—	38,464	—
Employer contributions	10,000	1,123	26,000	1,207
Benefit payments	(14,578)	(1,123)	(12,858)	(1,207)
Expenses	(421)	—	(533)	—

Fair value of plan assets, end of year	437,829	—	379,133	—

Funded status at end of year - net asset/(liability)	$40,544	$(15,323)	$(41,106)	$(16,865)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at beginning of year:	$108,852	$2,942	$123,780	$1,597
Amount of (loss)/gain recognized during the year	(6,516)	(54)	(6,526)	(56)
Net actuarial (gain)/loss	(75,898)	(1,041)	(8,402)	1,401

Unrecognized loss at end of year	$26,438	$1,847	$108,852	$2,942

	December 31
	2013	2012
Projected benefit obligation	$412,608	$437,104
Accumulated benefit obligation	379,607	395,543
Fair value of plan assets	437,829	379,133

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The following table shows net periodic benefit cost included in expense and the changes in the amounts recognized in accumulated other comprehensive income during 2013 and 2012 (in thousands). Recognition of the net actuarial loss included in accumulated other comprehensive income is not required when the loss is less than ten percent of the projected benefit obligation or fair value of plan assets. Accordingly, Hancock will not recognize a material amount of the losses at December 31, 2013 as a component of net pension expense in 2014.

	Years Ended December 31,
	2013		2012		2011
	Qualified	Non- qualified	Qualified	Non- qualified	Qualified	Non- qualified
Net periodic benefit cost
Service cost	$16,118	$—	$12,940	$49	$8,440	$27
Interest cost	16,057	621	16,518	688	12,117	438
Expected return on plan assets	(27,928)	—	(25,398)	—	(15,118)	—
Recognized net amortization and deferral	6,516	54	6,526	56	2,343	—

Net periodic benefit cost	10,763	675	10,586	793	7,782	465

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss)/gain recognized during the year	(6,516)	(54)	(6,526)	(56)	(2,343)	—
Net actuarial loss/(gain)	(75,898)	(1,041)	(8,402)	1,401	87,313	1,597

Total recognized in other comprehensive income	(82,414)	(1,095)	(14,928)	1,345	84,970	1,597

Total recognized in net periodic benefit cost and other comprehensive income	$(71,651)	$(420)	$(4,342)	$2,138	$92,752	$2,062

Weighted average assumptions as of measurement date
Discount rate for benefit obligations:	4.73%	4.73%	3.82%	3.87%	4.32%	4.31%
Discount rate for net periodic benefit cost:	3.87%	3.87%	4.32%	4.31%	5.39%	5.35%
Expected long-term return on plan assets:	7.50%	n/a	7.50%	n/a	7.50%	n/a
Rate of compensation increase:	4.00%	4.00%	3.73%	3.58%	3.72%	3.58%

The long term rate of return on plan assets is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. At December 31, 2013 and 2012, the discount rate was calculated by matching expected future cash flows to the Citigroup Pension Discount Curve Liability Index.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The following shows expected pension plan benefit payments over the next ten years (in thousands):

	Qualified	Nonqualified	Total
2014	$16,065	$1,117	$17,182
2015	16,868	1,117	17,985
2016	17,656	1,128	18,784
2017	18,371	1,149	19,520
2018	19,076	1,144	20,220
2019-2023	105,048	5,586	110,634

	$193,084	$11,241	$204,325

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2013.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The fair values of pension plan assets at December 31, 2013 and 2012, by asset category, are shown in the following tables (in thousands).

Asset Category / Fund	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements at December 31, 2013
Cash and cash-equivalents:
Cash and equivalents	$5,683	$5,682	$—	$—
Hancock Horizon Government Money Market Fund	9,531	9,531	—	—

Total cash and cash-equivalents	15,214	15,213	—	—

Fixed income:
US government and agency securities	21,485	4,383	17,102	—
Municipal securities	40,476	—	40,476	—
Hancock Horizon Strategic Income Bond Fund	59,674	59,674	—	—
Corporate debt	43,440	6,923	36,517	—

Total fixed income	165,075	70,980	94,095	—

Equity:
Hancock Horizon Quantitative Long/Short Fund	6,593	6,593	—	—
Hancock Horizon Diversified International Fund	26,072	26,072	—	—
Hancock Horizon Burkenroad Small Cap Fund	4,108	4,108	—	—
Hancock Horizon Growth Fund	27,847	27,847	—	—
Hancock Horizon Diversified Value Fund	34,216	34,216	—	—
Hancock Horizon Diversified Income Fund	8,758	8,758	—	—
Equity securities	149,946	149,946	—	—

Total Equity	257,540	257,540	—	—

TOTAL	$437,829	$343,733	$94,095	$—

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements at December 31, 2012
Cash and cash-equivalents:
Cash and equivalents	$4,850	$4,850	$—	$—
Hancock Horizon Government Money Market Fund	1,596	1,596	—	—

Total cash and cash-equivalents	6,446	6,446	—	—

Fixed income:
US government and agency securities	54,246	10,405	43,841	—
Municipal securities	—	—	—	—
Hancock Horizon Strategic Income Bond Fund	49,192	49,192	—	—
Corporate debt	39,273	—	39,273	—

Total fixed income	142,711	59,597	83,114	—

Equity:
Hancock Horizon Quantitative Long/Short Fund	7,481	7,481	—	—
Hancock Horizon Diversified International Fund	32,984	32,984	—	—
Hancock Horizon Burkenroad Small Cap Fund	3,863	3,863	—	—
Hancock Horizon Growth Fund	27,332	27,332	—	—
Hancock Horizon Diversified Value Fund	28,543	28,543	—	—
Hancock Horizon Diversified Income Fund	—	—	—	—
Equity securities	129,773	129,773	—	—

Total Equity	229,976	229,976	—	—

TOTAL	$379,133	$296,019	$83,114	$—

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The percentage allocations of the plan assets by asset category and corresponding target allocations at December 31, 2013 and 2012 follow:

	Plan Assets at December 31,		Target Allocation at December 31,
	2013	2012	2013	2012
Asset category
Equity securities	59%	61%	30 – 70%	40 – 70%
Fixed income securities	38%	37%	25 – 65%	30 – 60%
Real Assets	0%	0%	0 – 10%	—
Cash equivalents	3%	2%	0 – 5%	0 – 10%

	100%	100%

Plan assets are invested in long-term strategies and evaluated within the context of a long-term investment horizon. Plan assets will be diversified across multiple asset classes so as to minimize the risk of large losses. Short-term fluctuations in value will be considered secondary to long-term results. The Company employs a total return approach whereby a diversified mix of asset class investments are used to maximize the long-term return of plan assets for an acceptable level of risk. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. The investment performance of the plan is regularly monitored to ensure that appropriate risk levels are being taken and to evaluate returns versus a suitable market benchmark. The pension plan investment committee meets periodically to review the policy, strategy, and performance of the plans.

Pension Plans - Defined Contribution

Effective January 1, 2013, the Company also combined the Hancock and Whitney defined contribution retirement benefit plans (401(k) plans). The combined plan covers substantially all associates who have been employed 60 days and meet certain other requirements and employment classification criteria. Under the combined plan, the Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Under the prior Hancock 401(k) plan, the Company matched 50% of a participant’s savings up to 6% of compensation, while under the prior Whitney 401(k) plan, the Company matched 100% of a participant’s savings up to 4% of compensation. The Company could also make a discretionary profit sharing contribution under the Whitney plan on behalf of participants who were either ineligible to participate in the Whitney qualified defined-benefit pension plan or subject to the freeze in benefit accruals under that plan. With the adoption of the new qualified pension plan discussed above and the combined 401(k) plan, the discretionary profit-sharing contribution is no longer available for plan years beginning in 2013. Newly eligible associates are automatically enrolled at an initial 3% savings rate unless the associate actively opts out of participation in the plan.

The expense of the Company’s matching contributions to the 401(k) plan was $7.0 million in 2013 and $6.1 million in 2012. The discretionary profit-sharing contribution under the legacy Whitney plan was $2.9 million for 2012.

Health and Welfare Plans - Defined Benefit

The Company also sponsors defined benefit postretirement plans for both legacy Hancock and legacy Whitney associates. The Hancock plans provide health care and life insurance benefits to retiring associates who

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

participate in medical and/or group life insurance benefit plans for active associates at the time of retirement and have reached 55 years of age with ten years of service or age 65 with five years of service. The postretirement health care plan is contributory, with retiree contributions adjusted annually and subject to certain employer contribution maximums. Neither Hancock plan is available to associates hired on or after January 1, 2000.

The legacy Whitney plans offer health care and life insurance benefit plans for retirees and their eligible dependents. Participant contributions are required under the health plan. Currently, these plans restrict eligibility for postretirement health benefits to retirees already receiving benefits as of the plan amendments in 2007 and to those active participants who were eligible to receive benefits as of December 31, 2007. Life insurance benefits are currently only available to associates who retired before December 31, 2007.

The following table details the changes in the benefit obligation of the postretirement plans for the years ended December 31, 2013 and 2012, as well as the funded status of the plans at each year end and the amounts recognized in the Company’s consolidated balance sheets (in thousands).

	Years Ended December 31,
	2013	2012
Change in postretirement benefit obligation
Projected postretirement benefit at beginning of year	$37,831	$34,107
Service cost	215	192
Interest cost	1,317	1,337
Plan participants’ contributions	1,355	1,419
Actuarial loss (gain)	(5,563)	4,435
Benefit payments	(3,563)	(3,659)

Projected postretirement benefit obligation, end of year	31,592	37,831

Change in plan assets
Plan assets, beginning of year	—	—
Employer contributions	2,208	2,240
Plan participants’ contributions	1,355	1,419
Benefit payments	(3,563)	(3,659)

Plan assets, end of year	—	—

Funded status at end of year - net liability	$(31,592)	$(37,831)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at beginning of year	$14,513	$10,996
Amount of (loss)/gain recognized during the year	(1,761)	(918)
Net actuarial loss/(gain)	(5,563)	4,435

Unrecognized loss at end of year	$7,189	$14,513

The weighted average discount rates used for the determination of the projected postretirement benefit obligation were 4.58% in 2013 and 3.69% in 2012.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Benefit Plans (continued)

The following table shows the composition of net periodic postretirement benefit cost (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net periodic postretirement benefit cost
Service cost	$215	$192	$137
Interest costs	1,317	1,337	1,091
Amortization of net loss	1,761	966	538
Amortization of prior service cost	—	(48)	(48)

Net periodic postretirement benefit cost	3,293	2,447	1,718

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Amount of loss recognized during the year	(1,761)	(966)	(538)
Net actuarial (gain)/loss	(5,563)	4,435	5,938
Amortization of prior service cost	—	48	48

Total recognized in other comprehensive income	(7,324)	3,517	5,448

Total recognized in net periodic benefit cost and other comprehensive income	$(4,031)	$5,964	$7,166

The Company assumed certain trends in health care costs in the determination of the benefit obligations. At December 31, 2013, the plans assumed a 7.0% increase in the pre- and post-Medicare age health costs for 2014, declining over a period of four years to a 5.0% annual rate. At December 31, 2013, the mortality projection scale was changed from Scale AA to Scale BB. Otherwise, the plan assumptions were substantially the same as in 2012.

The following table illustrates the effect on the annual periodic postretirement benefit costs and postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates from the rates assumed at December 31, 2013:

	1% Decrease in Rates	Assumed Rates	1% Increase in Rates
Aggregated service and interest cost	$1,325	$1,531	$1,785
Postretirement benefit obligation	28,112	31,592	35,791

Expected benefits to be paid over the next ten years are reflected in the following table (in thousands):

2014	$2,091
2015	1,973
2016	1,918
2017	1,785
2018	1,720
2019-2023	8,680

$18,167

Note 13. Share-Based Payment Arrangements

Hancock maintains incentive compensation plans that incorporate share-based payment arrangements for associates and directors. The most recent plan was approved by the Company’s stockholders in 2005 (the

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Share-Based Payment Arrangements (continued)

“Plan”). The Compensation Committee of the Company’s Board of Directors administers the Plan, makes determinations with respect to participation by employees or directors and authorizes share-based awards under the Plan. Under the Plan, participants may be awarded stock options (including incentive stock options for associates), restricted shares, performance stock awards and stock appreciation rights, all on a stand-alone, combination or tandem basis. To date, the Committee has awarded stock options, tenure-based restricted shares and performance stock awards.

The Plan authorizes the issuance of an aggregate of 5,000,000 shares of the Company’s common stock pursuant to awards under the Plan. The Plan limits the number of shares for which awards may be granted during any calendar year to 2% of the outstanding common stock reported at the end of the previous fiscal year, plus any unused portion of the annual limit for the prior year and subject to certain other adjustments. At December 31, 2013 there were 1.8 million shares available for future issuance under equity compensation plans. Whitney options converted at the acquisition date do not count against the number of shares available for future issuance. The Company may use authorized unissued shares or shares held in treasury to satisfy awards under the Plan.

For the years ended December 31, 2013, 2012 and 2011 total share-based compensation recognized in income was $13.1 million, $11.0 million and $7.2 million, respectively. The total recognized tax benefit related to the share-based compensation was $4.6 million, $3.9 million and $2.5 million, respectively, for 2013, 2012 and 2011.

A summary of option activity for 2013 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	1,555,296	$38.57
Granted	—
Exercised	(96,428)	28.35
Forfeited or expired	(126,212)	43.48

Outstanding at December 31, 2013	1,332,656	$38.85	4.7	$3,840

Exercisable at December 31, 2013	1,017,709	$41.28	3.8	$2,005

The exercise price for stock options is set at the closing market price of the Company’s stock on the date immediately preceding the date of grant, except for the exercise price of certain options granted to major stockholders which is set at 110% of the market price. Option awards generally vest equally over five years of continuous service and have ten-year contractual terms.

The total intrinsic value of options exercised during 2013, 2012 and 2011 was $0.6 million, $0.8 million, and $0.3 million, respectively.

The weighted-average grant-date fair values of options awarded during 2012 and 2011 were $8.43, and $8.64, respectively. There were no options granted in 2013. The fair value of each option award was estimated as of the grant date using the Black-Scholes-Merton option-pricing model. The significant assumptions made in applying the option-pricing model are noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Share-Based Payment Arrangements (continued)

	2012	2011
Expected volatility	38.64%	38.90%
Expected dividends	3.23%	3.20%
Expected term (in years)	6.58	6.38
Risk-free rates	1.78%	1.99%

There were no options granted in 2013.

A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2013 and changes during 2013 are presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2013	1,683,146	$31.56
Granted	558,738	33.15
Vested	(95,247)	37.66
Cancelled/Forfeited	(164,817)	31.14

Nonvested at December 31, 2013	1,981,820	$31.75

As of December 31, 2013, there was $39.7 million of total unrecognized compensation related to nonvested restricted shares expected to vest. This compensation is expected to be recognized in expense over a weighted-average period of 3.7 years. The total fair value of shares which vested during 2013 and 2012 was $3.2 million and $2.3 million, respectively.

In 2013, Hancock granted 67,533 performance shares with an average fair value of $32.84 per share to key members of executive and senior management. The number of 2013 performance shares that ultimately vest at the end of the three-year required service period will be based on the relative rank of Hancock’s three-year total shareholder return (TSR) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of the awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

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

	December 31, 2013
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$505	$—	$505
Municipal obligations	—	35,961	35,961
Corporate debt securities	3,500	—	3,500
Mortgage-backed securities	—	1,276,958	1,276,958
Collateralized mortgage obligations	—	94,125	94,125
Equity securities	10,723	—	10,723

Total available-for-sale securities	14,728	1,407,044	1,421,772

Derivative assets (1)	—	15,579	15,579

Total recurring fair value measurements - assets	$14,728	$1,422,623	$1,437,351

Liabilities
Derivative liabilities (1)	$—	$15,006	$15,006

Total recurring fair value measurements - liabilities	$—	$15,006	$15,006

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives

	December 31, 2012
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$18,265	$—	$18,265
Municipal obligations	—	50,165	50,165
Corporate debt securities	2,250	—	2,250
Mortgage-backed securities	—	1,774,406	1,774,406
Collateralized mortgage obligations	—	198,077	198,077
Equity securities	5,279	—	5,279

Total available-for-sale securities	25,794	2,022,648	2,048,442

Derivative assets (1)	—	20,093	20,093

Total recurring fair value measurements - assets	$25,794	$2,042,741	$2,068,535

Liabilities
Derivative liabilities (1)	$—	$21,100	$21,100

Total recurring fair value measurements - liabilities	$—	$21,100	$21,100

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

The fair value of derivative financial instruments, which are predominantly interest rate swaps, is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, LIBOR swap curves and Overnight Index swap rate curves, observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value the derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations in their entirety in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

The Company also has certain derivative instruments associated with the Banks’ mortgage-banking activities. These derivative instruments include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a best efforts delivery basis. The fair value of these derivative instruments is measured using observable market prices for similar instruments and is classified as a level 2 measurement.

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

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$24,392	$—	$24,392
Other real estate owned	—	—	25,525	25,525

Total nonrecurring fair value measurements	$—	$24,392	$25,525	$49,917

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$72,694	$—	$72,694
Other real estate owned	—	—	43,803	43,803

Total nonrecurring fair value measurements	$—	$72,694	$43,803	$116,497

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

Derivative Financial Instruments - The fair value measurement for derivative financial instruments was discussed earlier.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Fair Value of Financial Instruments (continued)

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	December 31, 2013			Total Fair Value	Carrying Amount
	Level 1	Level 2	Level 3
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$617,280	$—	$—	$617,280	$617,280
Available for sale securities	14,728	1,407,044	—	1,421,772	1,421,772
Held to maturity securities	100,316	2,476,268	—	2,576,584	2,611,352
Loans, net	—	24,392	12,023,330	12,047,722	12,191,191
Loans held for sale	—	24,515	—	24,515	24,515
Accrued interest receivable	42,977	—	—	42,977	42,977
Derivative financial instruments	—	15,579	—	15,579	15,579

Financial liabilities:
Deposits	$—	$—	$15,352,024	$15,352,024	$15,360,516
Federal funds purchased	7,725	—	—	7,725	7,725
Securities sold under agreements to repurchase	650,235	—	—	650,235	650,235
Long-term debt	—	385,557	—	385,557	385,826
Accrued interest payable	4,353	—	—	4,353	4,353
Derivative financial instruments	—	15,006	—	15,006	15,006

	December 31, 2012			Total Fair Value	Carrying Amount
	Level 1	Level 2	Level 3
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,948,679	$—	$—	$1,948,679	$1,948,679
Available for sale securities	25,794	2,022,648	—	2,048,442	2,048,442
Held to maturity securities	—	1,710,465	—	1,710,465	1,668,018
Loans, net	—	72,694	11,494,409	11,567,103	11,441,631
Loans held for sale	—	50,605	—	50,605	50,605
Accrued interest receivable	45,616	—	—	45,616	45,616
Derivative financial instruments	—	20,093	—	20,093	20,093

Financial liabilities:
Deposits	—	—	15,757,044	15,757,044	15,744,188
Federal funds purchased	25,704	—	—	25,704	25,704
Securities sold under agreements to repurchase	613,429	—	—	613,429	613,429
Long-term debt	—	410,791	—	410,791	396,589
Accrued interest payable	4,814	—	—	4,814	4,814
Derivative financial instruments	—	21,100	—	21,100	21,100

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below (in thousands):

	December 31,
	2013	2012
Commitments to extend credit	$5,234,929	$4,373,679
Letters of credit	422,284	401,861

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Other Contingencies

On December 18, 2009, the Company entered into loss share agreements with the FDIC related to the covered loans it acquired in the Peoples First Community Bank transaction. The loss share agreements contain specific terms and conditions regarding the management of the covered assets that the Company must follow in order to receive reimbursement for losses from the FDIC.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Commitments and Contingencies (continued)

In July 2013, the FDIC issued an assessment related to a targeted review of certain previously-paid loss claim reimbursements that requests repayment due to FDIC’s disagreement with the calculation of the losses and the manner in which certain assets were administered. The Company believes that it has complied with the terms and conditions of the loss share agreements and administered assets and calculated charge-offs in a manner that conforms to its regulatory supervisory criteria and the Company’s policy for non-covered assets.

During third quarter 2013, the Company reimbursed the FDIC and accrued a total of $2.1 million related to the assessment. The $2.1 million represents the Company’s best estimate of loss.

The FDIC has delayed processing of the Company’s claims since September 2013 and outstanding reimbursement claims due from the FDIC for the period September through December 2013 total $9.9 million. The Company believes it will ultimately recover these claims in full and is pursuing all options to resolve the assessment with the FDIC. While the Company believes it has meritorious defenses against the FDIC assessment, the ultimate resolution of these matters, which is expected to occur within one year, could result in a loss of up to $11.5 million in excess of the amount accrued.

Lease Commitments

The Company currently is obligated under a number of non-cancelable operating leases for buildings and equipment. Certain of these leases have escalation clauses and renewal options. Future minimum lease payments for non-cancelable operating leases with initial terms in excess of one year were as follows at December 31, 2013 (in thousands):

Operating Leases
2014	$10,378
2015	8,926
2016	7,950
2017	7,129
2018	5,417
Thereafter	18,984

Total minimum lease payments	$58,784

Rental expense approximated $12.9 million, $14.3 million and $11.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Other noninterest income:
Income from bank-owned life insurance	$11,223	$11,163	$9,311
Credit-related fees	8,724	6,681	5,752
Income from derivatives	4,675	3,600	760
Gain on sales of assets	1,932	4,366	1,083
Safety deposit box income	1,923	2,006	1,591
(Amortization) accretion of FDIC loss share receivable	(2,239)	5,000	16,689
Other miscellaneous income	8,753	9,072	7,081

Total other noninterest income	$34,991	$41,888	$42,267

Other noninterest expense:
Advertising	$10,399	$13,515	$17,687
Ad valorem and franchise taxes	9,727	8,321	5,330
Printing and supplies	5,112	7,491	5,608
Insurance expense	4,094	5,494	7,490
Travel	4,716	5,758	3,590
Entertainment and contributions	5,265	6,049	3,954
Tax credit investment amortization	10,781	5,974	3,515
Other miscellaneous expense	45,242	27,669	31,539

Total other noninterest expense	$95,336	$80,271	$78,713

Other miscellaneous expense includes one-time expenses related to branch closings in 2013 and merger-related expenses and costs associated with the early redemption of a portion of Whitney Bank’s subordinated debt in 2012.

Note 17. Income Taxes

Income tax expense included in net income consisted of the following components (in thousands):

	Years Ended December 31,
	2013	2012	2011
Included in net income
Current federal	$14,797	$11,195	$7,400
Current state	(3,207)	1,953	1,961

Total current provision	11,590	13,148	9,361

Deferred federal	37,403	34,219	9,735
Deferred state	3,517	(1,754)	(1,032)

Total deferred provision	40,920	32,465	8,703

Total included in net income	$52,510	$45,613	$18,064

Included in shareholder’s equity
Deferred tax related to retirement benefits	$32,749	$3,788	$(32,944)
Deferred tax related to securities	(40,876)	(1,583)	19,145
Deferred tax related to derivatives and hedging	116	(75)	(42)

Total included in shareholder’s equity	$(8,011)	$2,130	$(13,841)

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Income Taxes (continued)

Temporary differences arise between the tax bases of assets or liabilities and their carrying amounts for financial reporting purposes. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$64,389	$77,957
Employee compensation and benefits	31,293	64,030
Loan purchase accounting adjustments	75,595	185,789
Tax credit carryforward	41,083	35,605
Securities	6,432	—
State net operating loss	1,535	1,805
Other	21,611	18,102

Gross deferred tax assets	241,938	383,288

Federal valuation allowance	—	—
State valuation allowance	(1,531)	(1,805)

Subtotal valuation allowance	(1,531)	(1,805)

Net deferred tax assets	240,407	381,483

Deferred tax liabilities:
Fixed assets & intangibles	(93,952)	(124,402)
Securities	—	(46,088)
Deferred gain on acquisition	(4,407)	(8,962)
FDIC indemnification asset	(37,775)	(62,311)
Other	(14,565)	(11,335)

Gross deferred tax liabilities	(150,699)	(253,098)

Net deferred tax asset (liability)	$89,708	$128,385

Reported income tax expense differed from amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes because of the following factors (in thousands):

	Years Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$75,553	35%	$69,074	35%	$33,188	35%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	2,352	1%	(78)	0%	689	1%
Tax-exempt interest	(6,487)	-3%	(7,127)	-4%	(6,892)	-8%
Bank owned life insurance	(3,926)	-2%	(4,005)	-2%	(3,352)	-4%
Tax credits	(17,454)	-8%	(13,661)	-7%	(8,384)	-9%
Merger transaction costs	—	0%	—	0%	2,178	3%
Other, net	2,472	1%	1,410	1%	637	1%

Income tax expense	$52,510	24%	$45,613	23%	$18,064	19%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Income Taxes (continued)

As of December 31, 2013, the Company had approximately $41 million in federal tax credit carryforwards that originated in the tax years from 2008 through 2013 and that begin expiring in 2028. The Company had approximately $43 million in state net operating loss carryforwards that originated in the tax years 2002 through 2013 and that begin expiring in 2017. A valuation allowance has been established for the state net operating loss carryforwards. The impact of this valuation allowance is immaterial to the financial statements.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits. The liability for unrecognized tax benefits was immaterial at December 31, 2013 and 2012. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2014. Hancock recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2013, 2012 and 2011 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the returns for years prior to 2009 are no longer subject to examination by taxing authorities.

Note 18. Earnings Per Share

Hancock calculates earnings per share using the two-class method. The two-class method allocates net income to each class of common stock and participating security according to common dividends declared and participation rights in undistributed earnings. Participating securities consist of unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

A summary of the information used in the computation of earnings per common share follows (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net income to common shareholders	$163,356	$151,742	$76,759
Net income allocated to participating securities - basic and diluted	3,105	1,557	866

Net income allocated to common shareholders - basic and diluted	$160,251	$150,185	$75,893

Denominator:
Weighted-average common shares - basic	83,066	84,767	65,590
Dilutive potential common shares	101	821	480

Weighted average common shares - diluted	83,167	85,588	66,070

Earnings per common share:
Basic	$1.93	$1.77	$1.16
Diluted	$1.93	$1.75	$1.15

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totalled 916,756 for the twelve months ended December 31, 2013, 1,057,925 for the twelve months ended December 31, 2012, and 1,617,779 for the twelve months ended December 31, 2011.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Segment Reporting

The Company’s reportable operating segments consist of the Hancock segment, which coincides generally with the Company’s Hancock Bank subsidiary, and the Whitney segment, which coincides generally with its Whitney Bank subsidiary. Each of the bank segments offer commercial, consumer and mortgage loans and deposit services as well as certain other services, such as trust and treasury management services. Although the bank segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. On June 4, 2011, the Company completed its acquisition of Whitney Holding Corporation, the parent of Whitney National Bank. Whitney National Bank was merged into Hancock Bank of Louisiana and the combined entity was renamed Whitney Bank. Prior to the merger the segment now called Whitney Bank was comprised generally of Hancock Bank Louisiana. On March 15, 2012, Whitney Bank transferred the assets and liabilities of its operations in Florida, Alabama, and Mississippi to Hancock Bank and retained its operations in Louisiana and Texas. In the following tables, the “Other” column includes activities of other consolidated subsidiaries and the holding company which no not constitute reportable segments under the quantitative and aggregation accounting guidelines. These subsidiaries provide investment services, insurance agency services, insurance underwriting and various other services to third parties.

Following is selected information for the Company’s segments (in thousands):

	Year Ended December 31, 2013
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$265,160	$437,298	$24,355	$(4,603)	$722,210
Interest expense	(18,575)	(17,253)	(9,794)	4,143	(41,479)

Net interest income	246,585	420,045	14,561	(460)	680,731

Provision for loan losses	(23,173)	(4,746)	(4,815)	—	(32,734)
Noninterest income	72,180	134,507	39,351	—	246,038
Depreciation and amortization	(15,501)	(15,352)	(1,210)	—	(32,063)
Other noninterest expense	(227,574)	(377,684)	(40,953)	—	(646,211)
Securities transactions	—	—	105	—	105

Income before income taxes	52,517	156,770	7,039	(460)	215,866
Income tax expense	10,490	41,060	960	—	52,510

Net income	$42,027	$115,710	$6,079	$(460)	$163,356

Goodwill	$94,130	$527,063	$4,482	$—	$625,675
Total assets	$6,573,428	$12,908,891	$2,933,388	$(3,406,456)	$19,009,251

Total interest income from affiliates	$3,488	$1,115	$—	$(4,603)	$—
Total interest income from external customers	$261,672	$436,183	$24,355	$—	$722,210

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

Consolidated other intangible assets totaled $159.8 million and $189.4 million, respectively, at December 31, 2013 and 2012. The balance at the end of 2013 consisted of core deposit intangibles of $132.7 million and other identifiable intangible assets of $27.1 million. The total was allocated $135.3 million to the Whitney segment, $17.0 million to the Hancock segment, and $7.5 million to the Other segment. Total other intangible assets at the

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Segment Reporting (continued)

end of 2012 consisted of core deposit intangibles of $154.7 million and other identifiable intangibles assets of $34.7 million. The 2012 total was allocated $168.9 million to Whitney, $20.3 million to Hancock, and $0.2 million to the Other segment.

Note 20. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Holding Company only (in thousands):

Condensed Balance Sheets

	December 31,
	2013	2012
Assets:
Cash	$66,338	$26,041
Securities available for sale	107,017	132,551
Investment in bank subsidiaries	2,409,319	2,495,412
Investment in non-bank subsidiaries	5,319	8,071
Due from subsidiaries and other assets	23,161	13,447

	$2,611,154	$2,675,522

Liabilities and Stockholders’ Equity:
Long term debt	$184,800	$220,000
Due to subsidiaries and other liabilities	1,285	2,244
Stockholders’ equity	2,425,069	2,453,278

	$2,611,154	$2,675,522

Condensed Statements of Income

	Years Ended December 31,
	2013	2012	2011
Operating Income
From subsidiaries
Cash dividends received from bank subsidiaries	$249,000	$25,000	$123,100
Non-cash dividend from bank subsidiary in restructuring	—	225,000	13,451
Dividends received from non-bank subsidiaries	2,990	150	—
Equity in earnings of subsidiaries greater than (less than) dividends received	(82,203)	(94,486)	(57,172)

Total operating income	169,787	155,664	79,379
Other (expense) income	(10,335)	(6,673)	(2,592)
Income tax expense (benefit)	(3,904)	(2,751)	28

Net income	$163,356	$151,742	$76,759

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Condensed Parent Company Information (continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities - principally dividends received from subsidiaries	$257,251	$18,789	$113,355

Net cash provided by operating activities	257,251	18,789	113,355

Cash flows from investing activities
Contribution of capital to subsidiary	(870)	(955)	(233)
Loans to nonbank subsidiaries, net of repayments	—	1,684	—
Purchase of available for sale securities	—	(77,058)	(103,432)
Proceeds of securities available for sale	18,685	47,305	1,396
Cash paid in connection with business combination	—	—	(275,563)
Other, net	(5,630)	—	—

Net cash used by investing activities	12,185	(29,024)	(377,832)

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	217,933	140,000
Repayment of long term debt	(35,200)	(140,000)	—
Dividends paid to stockholders	(81,673)	(83,151)	(70,617)
Stock transactions, net	(112,266)	13,479	222,322

Net cash provided by (used by) financing activities	(229,139)	8,261	291,705

Net increase (decrease) in cash	40,297	(1,974)	27,228
Cash, beginning of year	26,041	28,015	787

Cash, end of year	$66,338	$26,041	$28,015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The rules refer to our controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, including our Chief Executive Officers and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, has concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) under the Exchange Act. The Company’s management, with the participation of its principal executive and principal financial officers, evaluated the effectiveness, as of December 31, 2013, of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

The Company’s internal controls over financial reporting as of December 31, 2013 have been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompany report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

ITEM 9B.	OTHER INFORMATION

Hancock Holding Company (the Company) will hold its Annual Meeting of Shareholders of common stock on Friday, April 15, 2014, at 10:00 a.m. local time at One Hancock Plaza, 2510 14th Street, Gulfport, Mississippi.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages, positions and business experience of our executive officers:

Name	Age	Position

Carl J. Chaney	52	President (since 2008) and Chief Executive Officer (since 2006) of the Company; Director, Mississippi Power Company (since 2009); Director of the Company since 2006.

John M. Hairston	50	Chief Executive Officer (since 2006) and Chief Operating Officer (since 2008) of the Company; Director of the Company since 2006.

Michael M. Achary	53	Executive Vice President since 2008; Chief Financial Officer since 2007.

Michael K. Dickerson	48	Senior Vice President since 2007, Chief Risk Officer Since 2013.

Joseph S. Exnicios	58	President, Whitney Bank since 2011; Senior Executive Vice President and Chief Risk Officer of Whitney Holding Corporation and Whitney National Bank from 2009 to 2011; Executive Vice President of Whitney Holding Corporation and Whitney National Bank from 2004 to 2009.

Edward G. Francis	48	Executive Vice President since 2008; Chief Commercial Banking Officer since 2010; Executive – Commercial Banking from 2008 to 2010; Senior Commercial Lending Officer from 2003 to 2008.

Richard T. Hill	57	Executive Vice President since 2002; Chief Retail Banking Officer since February 2010; Executive – Retail Banking from 2008 to 2010.

Samuel B. Kendricks	54	Executive Vice President since 2011; Chief Credit Officer since 2010; Chief Credit Policy Officer from 2009 to 2010; Senior Regional Credit Officer from 2008 to 2009.

D. Shane Loper	48	Executive Vice President since 2008; Chief Administrative Officer since 2013; Chief Risk Officer from 2012 to 2013; Chief Risk and Administrative Officer from 2010 to 2012; Chief Information Officer in 2006.

Joy Lambert Phillips	58	Executive Vice President since 2009; Corporate Secretary since June 2011; General Counsel since 1999.

Clifton J. Saik	60	Executive Vice President since 2002; Chief Wealth Management Officer since 2010; Executive, Wealth Management from 2007 to 2010; Director of Trust from 1998 to 2011.

Suzanne C. Thomas	59	Executive Vice President and Chief Credit Officer of Whitney Bank since 2011; Chief Wholesale Credit Officer since 2012; Executive Vice President and Chief Credit Officer of Whitney Holding Corporation and Whitney National Bank from 2010 to 2011; Senior Vice President of Whitney National Bank from 2001 to 2009.

Stephen E. Barker	57	Chief Accounting Officer, Hancock Holding Company since 2011; Senior Vice President and Comptroller, Whitney National Bank from 2000 to 2011.

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2014 annual meeting of shareholders under the captions “Information About Director Nominees” and “Information About Incumbent Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Audit Committee.” Such information is incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	1,336,079	(1)	$35.05	(2)	1,777,553
Equity compensation plans not approved by security holders	178,285	(4)	$63.48	(4)	—

Total	1,514,364				1,777,553

(1)	Includes 60,675 shares potentially issuable upon the vesting of outstanding restricted share units and 5,444 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into our Nonqualified Deferred Compensation Plan. This includes 115,589 performance stock awards at 100% of target. If the highest level of performance conditions is met, the total performance shares would be 210,919.
(2)	The weighted average exercise price relates only to the exercise of outstanding options included in column (a)
(3)	Includes 1,587,596 shares remaining available for issuance under the Amended and Restated 2005 Long-Term Incentive Plan, as amended, and 189,957 shares remaining available for issuance under the Company’s 2010 Employee Stock Purchase Plan, as amended.
(4)	Represents securities to be issued upon the exercise of options that were assumed by the company in the acquisition of Whitney Holding Corporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Consolidated balance sheets – December 31, 2013 and 2012

Consolidated statements of income – Years ended December 31, 2013, 2012, and 2011

Consolidated statements of changes in stockholders’ equity– Years ended December 31, 2013, 2012, and 2011

Consolidated statements of cash flows –Years ended December 31, 2013, 2012, and 2011

Notes to consolidated financial statements – December 31, 2013 (pages 67 to 124)

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

(a) 3. Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated December 21, 2010, between Hancock Holding Company and Whitney Holding Corporation (filed as Exhibit 2.1 to Hancock’s Current Report on Form 8-K filed with the Commission on December 23, 2010 and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation dated November 8, 1990 (filed as Exhibit 3.1 to Hancock’s Form 10-K for the year ended December 31, 1990 filed with the Commission and incorporated herein by reference).

3.2	Amended and Restated Bylaws, dated November 8, 1990 (filed as Exhibit 3.2 to Hancock’s registration statement on Form S- 8 filed with the Commission on September 19, 1996 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, dated October 16, 1991 (filed as Exhibit 4.1 to Hancock’s Form 10-Q for the quarter ended September 30, 1991 filed with the Commission and incorporated herein by reference).

3.4	Articles of Correction, filed with Mississippi Secretary of State on November 15, 1991 (filed as Exhibit 4.2 to Hancock’s Form 10-Q for the quarter ended September 30, 1991 filed with the Commission and incorporated herein by reference).

3.5	Articles of Amendment to the Articles of Incorporation of Hancock Holding Company, adopted February 13, 1992 (filed as Exhibit 3.5 to Hancock’s Form 10-K for the year ended December 31, 1992 filed with the Commission and incorporated herein by reference).

3.6	Articles of Correction, filed with Mississippi Secretary of State on March 2, 1992 (filed as Exhibit 3.6 to Hancock’s Form 10-K for the year ended December 31, 1992 filed with the Commission and incorporated herein by reference).

3.7	Articles of Amendment to the Articles of Incorporation adopted February 20, 1997 (filed as Exhibit 3.7 to Hancock’s Form 10- K filed with the Commission on March 28, 1997 and incorporated herein by reference).

4.1	Specimen stock certificate (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4.1 to Hancock’s Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

4.2	By executing this Form 10-K, Hancock hereby agrees to deliver to the Commission upon request copies of instruments defining the rights of holders of long-term debt of Hancock or its consolidated subsidiaries or its unconsolidated subsidiaries for which financial statements are required to be filed, where the total amount of such securities authorized thereunder does not exceed 10 percent of the total assets of Hancock and its subsidiaries on a consolidated basis.

4.3	Shareholder Rights Agreement, dated February 21, 1997, between Hancock Holding Company and Hancock Bank, as Rights Agent (filed as Exhibit 1 to Hancock’s Form 8-A12G filed with the Commission on February 27, 1997 and incorporated herein by reference) as extended by Amendment No. 1 to Rights Agreement, dated February 19, 2007, between Hancock and Hancock Bank (filed with the Commission as Exhibit 4.1 to Hancock’s Form 8-K filed with the Commission on February 20, 2007 and incorporated herein by reference).

*10.1	1996 Long Term Incentive Plan (filed as Exhibit A to Hancock’s definitive proxy materials filed with the Commission on January 23, 1996 and incorporated herein by reference).

*10.2	Amended and Restated Hancock Holding Company 2005 Long-Term Incentive Plan dated December 18, 2008 and effective January 1, 2009 (filed as Exhibit 10.2 to Hancock’s Form 10-K for the year ended December 31, 2012 filed with the commission and incorporated herein by reference).

Exhibit Number	Description

*10.3	Amendment to Amended and Restated Hancock Holding Company 2005 Long-Term Incentive Plan dated May 24, 2012 and effective January 1, 2012 (filed as Exhibit 10.3 to Hancock’s Form 10-K for the year ended December 31, 2012 filed with the commission and incorporated herein by reference).

*10.4	Form of 2011 Performance Stock Award Agreement (filed as Exhibit 10.4 to Hancock’s Form 10-K for the year ended December 31, 2012 filed with the commission and incorporated herein by reference).

*10.5	Form of 2011 Incentive Stock Option Agreement for Section 16 individuals (filed as Exhibit 10.5 to Hancock’s Form 10-K for the year ended December 31, 2012 filed with the commission and incorporated herein by reference).

*10.6	Form of 2011 Restricted Stock Award Agreement for Section 16 individuals (filed as Exhibit 10.6 to Hancock’s Form 10-K for the year ended December 31, 2012 filed with the commission and incorporated herein by reference).

*10.7	Form of 2012 and 2013 Restricted Stock Agreement (filed as Exhibit 10.2 to Hancock’s Current Report on Form 8-K filed with the Commission on February 14, 2013 and incorporated herein by reference).

*10.8	Form of Performance Stock Award Agreement for 2012 and 2013 (filed as Exhibit 10.3 to Hancock’s Current Report on Form 8- K filed with the Commission on February 14, 2013 and incorporated herein by reference).

*10.9	Restated Hancock Holding Company Nonqualified Deferred Compensation Plan, dated December 18, 2008 and effective January 1, 2008 (filed as Exhibit 10.9 to Hancock’s Form 10-K for the year ended December 31, 2012 filed with the commission and incorporated herein by reference).

*10.10	Amendment to the Hancock Holding Company Nonqualified Deferred Compensation Plan, dated August 18, 2009 (filed as Exhibit 10.10 to Hancock’s Form 10-K for the year ended December 31, 2012 filed with the commission and incorporated herein by reference).

*10.11	Amendment to the Hancock Holding Company Nonqualified Deferred Compensation Plan, dated September 10, 2009 (filed as Exhibit 10.11 to Hancock’s Form 10-K for the year ended December 31, 2012 filed with the commission and incorporated herein by reference).

*10.12	Amendment to the Hancock Holding Company Nonqualified Deferred Compensation Plan, dated September 1, 2011 (filed as Exhibit 10.12 to Hancock’s Form 10-K for the year ended December 31, 2012 filed with the commission and incorporated herein by reference).

10.13	Purchase and Assumption Agreement, dated December 18, 2009, among the Federal Deposit Insurance Corporation, in its capacity as receiver of Peoples First Community Bank, Panama City Florida, Hancock and the Federal Deposit Insurance Corporation acting in its corporate capacity (filed as Exhibit 10.8 to Hancock’s Annual Report on Form 10-K filed with the Commission on February 17, 2010 and incorporated herein by reference).

*10.14	Hancock Holding Company 2010 Employee Stock Purchase Plan, (filed as Exhibit 99.1 to Hancock’s Current Report on Form 8- K filed with the Commission on January 5, 2011 and incorporated herein by reference).

*10.15	Amendment to Hancock Holding Company 2010 Employee Stock Purchase Plan, dated December 15, 2011 and effective January 1, 2011 (filed as Exhibit 10.15 to Hancock’s Form 10-K for the year ended December 31, 2012 filed with the commission and incorporated herein by reference).

Exhibit Number	Description

10.16	Term Loan Agreement, dated December 21, 2012, among Hancock, certain lenders from time to time party thereto, Suntrust Bank (as administrative agent) and U.S. Bank National Association (as syndication agent) (filed as Exhibit 10.1 to Hancock’s Current Report on Form 8-K filed with the Commission on December 28, 2012 and incorporated herein by reference).

*10.17	Form of Change in Control Employment Agreement between Hancock and each of Messrs. Chaney, Hairston, Achary, and Loper (each temrinated effective February 8, 2013) (filed as Exhibit 10.17 to Hancock’s Form 10-K for the year ended December 31, 2012 filed with the commission and incorporated herein by reference).

*10.18	Retention Agreement, dated March 1, 2011, between Whitney Bank (as successor in interest to Hancock Bank of Louisiana) and Joseph S. Exnicious (filed as Exhibit 10.13 to Hancock’s Annual Report on Form 10-K filed with the Commission on February 28, 2012 and incorporated herein by reference).

*10.19	Retention Agreement, dated March 31, 2011, between Whitney Bank (as successor in interest to Hancock Bank of Louisiana) and Suzanne Thomas (filed as Exhibit 10.13 to Hancock’s Annual Report on Form 10-K filed with the Commission on February 28, 2012 and incorporated herein by reference).

*10.20	Hancock Holding Company Executive Incentive Plan.

*10.21	Form of Change in Control Employment Agreement between Hancock and each of Messrs. Chaney, Hairston, Achary, and Loper effective February 8, 2013 (filed as Exhibit 10.1 to Hancock’s current report on Form 8-K filed with the commission on February 14, 2013 and incorporated herein by reference).

*10.22	Amendment to the Hancock Holding Company Nonqualified Deferred Compensation Plan, dated February 27, 2013.

**21.1	Subsidiaries of Hancock Holding Company.

**23.1	Consent of PricewaterhouseCoopers, LLP.

**31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

**32.1	Certification of Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**99.1	Chief Executive Officer Certification—IFR Section 30.15

**99.2	Chief Financial Officer Certification—IFR Section 30.15

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Document

**101.LAB	XBRL Label Link Document

**101.PRE	XBRL Presenation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Compensatory plan or arrangement.
**	Filed with this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK HOLDING COMPANY
Registrant

February 28, 2014	By:	/s/ Carl J. Chaney
Date	Carl J. Chaney
President & Chief Executive Officer Director

February 28, 2014	By:	/s/ John M. Hairston
Date	John M. Hairston
Chief Executive Officer & Chief Operating Officer Director

February 28, 2014	By:	/s/ Michael M. Achary
Date	Michael M. Achary
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Estabrook, Jr James B. Estabrook, Jr.	Chairman of the Board, Director	February 28, 2014

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 28, 2014

/s/ Jerry L. Levens Jerry L. Levens	Director	February 28, 2014

/s/ James H. Horne James H. Horne	Director	February 28, 2014

/s/ John H. Pace John H. Pace	Director	February 28, 2014

/s/ Christine L. Pickering Christine L. Pickering	Director	February 28, 2014

/s/ Robert W. Roseberry Robert W. Roseberry	Director	February 28, 2014

(signatures continued)

/s/ Anthony J. Topazi Anthony J. Topazi	Director	February 28, 2014

/s/ Randall W. Hanna Randall W. Hanna	Director	February 28, 2014

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 28, 2014

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 28, 2014

/s/ Terence E. Hall Terence E. Hall	Director	February 28, 2014

/s/ R. King Milling R. King Milling	Director	February 28, 2014

/s/ Eric J. Nickelsen Eric J. Nickelsen	Director	February 28, 2014