Form 10-Q
period 2014-03-31
HANCOCK HOLDING CO
filed 2014-05-09
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

82,283,744 common shares were outstanding as of May 1, 2014.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$415,024	$348,440
Interest-bearing bank deposits	279,322	267,236
Federal funds sold	1,051	1,604
Securities available for sale, at fair value (amortized cost of $1,353,442 and $1,408,780)	1,370,948	1,421,772
Securities held to maturity (fair value of $2,417,879 and $2,576,584)	2,426,935	2,611,352
Loans held for sale	15,911	24,515
Loans	12,527,937	12,324,817
Less: allowance for loan losses	(128,248)	(133,626)

Loans, net	12,399,689	12,191,191

Property and equipment, net of accumulated depreciation of $178,271 and $172,798	425,638	432,346
Prepaid expenses	65,799	65,220
Other real estate, net	69,606	76,668
Accrued interest receivable	41,722	42,977
Goodwill	625,675	625,675
Other intangible assets, net	152,734	159,773
Life insurance contracts	387,564	381,437
FDIC loss share receivable	104,469	113,834
Deferred tax asset, net	74,682	89,708
Other assets	147,401	155,503

Total assets	$19,004,170	$19,009,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$5,613,872	$5,530,253
Interest-bearing savings, NOW, money market and time	9,660,902	9,830,263

Total deposits	15,274,774	15,360,516

Short-term borrowings	712,634	657,960
Long-term debt	380,001	385,826
Accrued interest payable	5,914	4,353
Other liabilities	168,313	175,527

Total liabilities	16,541,636	16,584,182

Stockholders’ equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 82,282,057 and 82,237,162 issued and outstanding, respectively	273,999	273,850
Capital surplus	1,563,462	1,558,432
Retained earnings	657,062	628,166
Accumulated other comprehensive loss, net	(31,989)	(35,379)

Total stockholders’ equity	2,462,534	2,425,069

Total liabilities and stockholders’ equity	$19,004,170	$19,009,251

See notes to condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Loans, including fees	$151,177	$163,982
Securities-taxable	22,708	19,404
Securities-tax exempt	1,027	1,241
Federal funds sold and other short-term investments	228	645

Total interest income	175,140	185,272

Interest expense:
Deposits	5,352	6,745
Short-term borrowings	1,049	1,319
Long-term debt and other interest expense	3,177	3,193

Total interest expense	9,578	11,257

Net interest income	165,562	174,015
Provision for loan losses	7,963	9,578

Net interest income after provision for loan losses	157,599	164,437

Noninterest income:
Service charges on deposit accounts	18,712	19,015
Trust fees	10,238	8,692
Bank card and ATM fees	10,569	11,058
Investment and annuity fees	4,952	4,577
Secondary mortgage market operations	1,965	4,383
Insurance commissions and fees	3,744	3,994
Amortization of FDIC loss share receivable	(3,908)	—
Other income	10,427	8,468

Total noninterest income	56,699	60,187

Noninterest expense:
Compensation expense	67,165	71,351
Employee benefits	14,267	16,576

Personnel expense	81,432	87,927

Net occupancy expense	11,266	12,326
Equipment expense	4,274	5,301
Data processing expense	12,419	11,534
Professional services expense	6,409	7,946
Amortization of intangibles	7,038	7,555
Telecommunications and postage	3,583	4,028
Deposit insurance and regulatory fees	2,967	3,646
Other real estate expense, net	1,777	708
Other expense	15,817	18,631

Total noninterest expense	146,982	159,602

Income before income taxes	67,316	65,022
Income taxes	18,201	16,446

Net income	$49,115	$48,576

Basic earnings per common share	$0.58	$0.56

Diluted earnings per common share	$0.58	$0.56

Dividends paid per share	$0.24	$0.24

Weighted avg. shares outstanding-basic	82,277	84,871

Weighted avg. shares outstanding-diluted	82,534	84,972

See notes to condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$49,115	$48,576
Other comprehensive income before income taxes
Net change in unrealized gain (loss)	4,514	(12,438)
Reclassification adjustment for net losses realized and included in earnings	53	1,929
Amortization of unrealized net gain (loss) on securities transferred to held-to-maturity	665	(2,984)

Other comprehensive income (loss) before income taxes	5,232	(13,493)
Income tax expense (benefit)	1,842	(4,940)

Other comprehensive income (loss) net of income taxes	3,390	(8,553)

Comprehensive income	$52,505	$40,023

See notes to condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	(Loss)/Income, net	Total
Balance, January 1, 2013	84,847,796	$282,543	$1,647,638	$546,022	$(22,925)	$2,453,278

Net income	—	—	—	48,576	—	48,576
Other comprehensive income	—	—	—	—	(8,553)	(8,553)

Comprehensive income	—	—	—	48,576	(8,553)	40,023
Cash dividends declared ($0.24 per common share)	—	—	—	(20,786)	—	(20,786)
Common stock activity, long-term incentive plan	34,174	114	4,471	—	—	4,585

Balance, March 31, 2013	84,881,970	$282,657	$1,652,109	$573,812	$(31,478)	$2,477,100

Balance, January 1, 2014	82,237,162	$273,850	$1,558,432	$628,166	$(35,379)	$2,425,069

Net income	—	—	—	49,115	—	49,115
Other comprehensive income	—	—	—	—	3,390	3,390

Comprehensive income	—	—	—	49,115	3,390	52,505
Cash dividends declared ($0.24 per common share)	—	—	—	(20,219)	—	(20,219)
Common stock activity, long-term incentive plan	44,895	149	5,030	—	—	5,179

Balance, March 31, 2014	82,282,057	$273,999	$1,563,462	$657,062	$(31,989)	$2,462,534

See notes to condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,115	$48,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,899	7,961
Provision for loan losses	7,963	9,578
Losses (gains) on other real estate owned	1,388	(10)
Deferred tax expense	13,182	5,341
Increase in cash surrender value of life insurance contracts	(2,282)	(4,666)
Net decrease in loans originated for sale	9,264	15,670
(Gains) Losses on disposals of other assets	(1,682)	124
Net amortization of securities premium/discount	4,236	10,401
Amortization of intangible assets	7,038	7,555
Amortization of FDIC Indemnification Asset	3,908	—
Stock-based compensation expense	3,832	3,535
Decrease in interest payable and other liabilities	(7,814)	(7,795)
Funds collected under FDIC loss share agreements	—	29,875
Increase in FDIC loss share receivable	(1,414)	(3,490)
Decrease in other assets	6,545	9,803
Other, net	1,947	(102)

Net cash provided by operating activities	103,125	132,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	1,301	—
Proceeds from maturities of securities available for sale	76,221	193,403
Purchases of securities available for sale	(24,703)	(1,017,609)
Proceeds from maturities of securities held to maturity	183,363	161,558
Purchases of securities held to maturity	—	(308,988)
Net (increase) decrease in interest-bearing bank deposits	(12,086)	1,024,541
Net decrease (increase) in federal funds sold and short-term investments	553	(30)
Net (increase) decrease in loans	(217,289)	74,269
Purchases of property, equipment and intangible assets	(6,111)	(11,719)
Proceeds from sales of property and equipment	6,562	99
Proceeds from sales of other real estate	11,348	38,242
Other, net	758	(2,483)

Net cash provided by investing activities	19,917	151,283

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(85,742)	(490,837)
Net increase in short-term borrowings	54,674	83,404
Repayments of long-term debt	(8,955)	(8,822)
Issuance of long-term debt	3,130	6,153
Dividends paid	(20,219)	(20,786)
Proceeds from exercise of stock options	654	233

Net cash used in financing activities	(56,458)	(430,655)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	66,584	(147,016)
CASH AND DUE FROM BANKS, BEGINNING	348,440	448,491

CASH AND DUE FROM BANKS, ENDING	$415,024	$301,475

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$6,337	$13,322

See notes to condensed consolidated financial statements.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Holding Company and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

Use of Estimates

The accounting principles the Company follows and the methods for applying these principles conform with U.S. GAAP and to those generally practiced within the banking industry. These accounting principles require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Critical Accounting Policies and Estimates

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2013.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow (in thousands):

Securitites Available for Sale

	March 31, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$417	$1	$1	$417	$504	$2	$1	$505
Municipal obligations	23,148	204	7	23,345	35,809	177	25	35,961
Mortgage-backed securities	1,222,626	25,017	6,446	1,241,197	1,262,633	24,402	10,077	1,276,958
CMOs	94,941	—	2,056	92,885	96,369	—	2,244	94,125
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
Equity securities	8,810	795	1	9,604	9,965	785	27	10,723

	$1,353,442	$26,017	$8,511	$1,370,948	$1,408,780	$25,366	$12,374	$1,421,772

Securitites Held to Maturity

	March 31, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$—	$—	$—	$—	$100,000	$316	$—	$100,316
Municipal obligations	184,854	1,569	3,302	183,121	193,189	919	6,436	187,672
Mortgage-backed securities	980,154	9,467	2,601	987,020	1,003,327	296	4,671	998,952
CMOs	1,261,927	3,717	17,906	1,247,738	1,314,836	1,062	26,254	1,289,644

	$2,426,935	$14,753	$23,809	$2,417,879	$2,611,352	$2,593	$37,361	$2,576,584

The following table presents the amortized cost and fair value of debt securities at March 31, 2014 by contractual maturity (in thousands). Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and CMOs.

	Amortized	Fair
	Cost	Value
Debt Securities Available for Sale
Due in one year or less	$13,570	$13,628
Due after one year through five years	168,554	167,997
Due after five years through ten years	133,410	139,280
Due after ten years	1,029,098	1,040,439

Total available for sale debt securities	$1,344,632	$1,361,344

	Amortized	Fair
	Cost	Value
Debt Securities Held to Maturity
Due in one year or less	$4,736	$4,764
Due after one year through five years	651,155	636,445
Due after five years through ten years	126,510	124,267
Due after ten years	1,644,534	1,652,403

Total held to maturity securities	$2,426,935	$2,417,879

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

The Company held no securities classified as trading at March 31, 2014 or December 31, 2013.

The details for securities classified as available for sale with unrealized losses for the periods indicated follow (in thousands):

March 31, 2014	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$191	$—	$51	$1	$242	$1
Municipal obligations	2,993	7	—	—	2,993	7
Mortgage-backed securities	244,366	2,766	69,932	3,680	314,298	6,446
CMOs	50,029	691	42,856	1,365	92,885	2,056
Equity securities	—	—	3	1	3	1

	$297,579	$3,464	$112,842	$5,047	$410,421	$8,511

December 31, 2013	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$205	$1	$—	$—	$205	$1
Municipal obligations	7,975	25	—	—	7,975	25
Mortgage-backed securities	376,350	7,164	49,061	2,913	425,411	10,077
CMOs	94,125	2,244	—	—	94,125	2,244
Equity securities	3,282	26	3	1	3,285	27

	$481,937	$9,460	$49,064	$2,914	$531,001	$12,374

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

The details for securities classified as held to maturity with unrealized losses for the periods indicated follow (in thousands):

March 31, 2014	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municpal obligations	$85,568	$2,995	$9,672	$307	$95,240	$3,302
Mortgage-backed securities	137,744	2,601	—	—	137,744	2,601
CMOs	736,954	17,173	150,843	733	887,797	17,906

	$960,266	$22,769	$160,515	$1,040	$1,120,781	$23,809

December 31, 2013	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municpal obligations	$131,499	$6,311	$2,878	$125	$134,377	$6,436
Mortgage-backed securities	950,288	4,671	—	—	950,288	4,671
CMOs	947,061	25,088	175,633	1,166	1,122,694	26,254

	$2,028,848	$36,070	$178,511	$1,291	$2,207,359	$37,361

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

Securities with carrying values totaling $2.9 billion at March 31, 2014 and $3.1 billion at December 31, 2013 were pledged primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses

Loans, net of unearned income, consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Originated loans:
Commercial non-real estate	$4,353,549	$4,113,837
Construction and land development	824,837	752,381
Commercial real estate	2,110,096	2,022,528
Residential mortgages	1,228,170	1,196,256
Consumer	1,407,712	1,409,130

Total originated loans	$9,924,364	$9,494,132

Acquired loans:
Commercial non-real estate	$830,211	$926,997
Construction and land development	134,443	142,931
Commercial real estate	907,170	967,148
Residential mortgages	293,111	315,340
Consumer	107,501	119,603

Total acquired loans	$2,272,436	$2,472,019

Covered loans:
Commercial non-real estate	$14,269	$23,390
Construction and land development	19,518	20,229
Commercial real estate	52,050	53,165
Residential mortgages	199,026	209,018
Consumer	46,274	52,864

Total covered loans	$331,137	$358,666

Total loans:
Commercial non-real estate	$5,198,029	$5,064,224
Construction and land development	978,798	915,541
Commercial real estate	3,069,316	3,042,841
Residential mortgages	1,720,307	1,720,614
Consumer	1,561,487	1,581,597

Total loans	$12,527,937	$12,324,817

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

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

Acquired-performing loans were segregated into pools based on characteristics such as loan type, credit risk ratings, and contractual interest rate and repayment terms. The major loan types included commercial and industrial loans not secured by real estate, real estate construction and land development loans, commercial real estate loans, residential mortgage loans, and consumer loans, with further segregation within certain loan types as needed. Expected cash flows, both principal and interest, from each pool were estimated based on key assumptions covering such factors as prepayments, default rates, and severity of loss given a default. These assumptions were developed using both Whitney Holding Corporation’s historical experience and the portfolio characteristics at acquisition as well as available market research.

The difference at the acquisition date between the fair value and the contractual amounts due of an acquired-performing loan pool (the “fair value discount”) is accreted into income over the estimated life of the pool. Acquired-performing loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The excess of estimated cash flows expected to be collected from an acquired-impaired loan pool over the pool’s carrying value is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loan pool. Each pool of acquired-impaired loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Acquired-impaired loans in pools with an accretable yield and expected cash flows that are reasonably estimable are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting. Management recasts the estimate of cash flows expected to be collected on each acquired-impaired loan pool at each reporting date. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Acquired-impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings even if they would otherwise qualify for such treatment.

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

The loss share receivable is reviewed and updated prospectively as loss estimates related to covered loan pools change. Increases in expected reimbursements under the loss sharing agreements will lead to an increase in the loss share receivable. A decrease in expected reimbursements is reflected first as a reversal of any previously recorded increase in the loss share receivable on the covered loan pool with the remainder reflected as a reduction in the loss share receivable’s accretion rate. Increases and decreases in the loss share receivable related to changes in loss estimates result in reductions in or additions to the provision for loan losses, which serves to offset the impact on the provision from impairments or impairment reversals recognized on the underlying covered loan pool. The excess (or shortfall) of expected claims as compared to the carrying value of the loss share receivable is accreted (amortized) into noninterest income over the shorter of the remaining life of the covered loan pool or the life of the loss share agreement. The impact on operations of a reduction in the loss share receivable’s accretion rate is associated with an increase in the accretable yield on the underlying loan pool. The indemnification asset is reduced as cash is received from the FDIC related to losses incurred on covered assets.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the FDIC loss share receivable for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Balance, January 1	$113,834	$177,844
Accretion (amortization)	(3,908)	—
(Charge-offs, write-downs and other losses) recoveries	(7,305)	1,272
External expenses qualifying under loss share agreement	1,848	3,490
Payments received from the FDIC	—	(29,875)

Ending balance	$104,469	$152,731

In the following discussion and tables, certain disaggregated information was not available for the commercial non-real estate, construction and land development and commercial real estate loan categories for March 31, 2013. In these instances, combined information for these categories is provided under the caption “commercial loans.”

The following schedule shows activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and March 31, 2013 as well as the corresponding recorded investment in loans at the end of each period.

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Three Months Ended March 31, 2014
Originated loans
Allowance for loan losses:
Beginning balance	$33,091	$6,180	$20,649	$6,892	$12,073	$78,885
Charge-offs	(2,386)	(91)	(723)	(241)	(4,041)	(7,482)
Recoveries	826	651	331	94	1,602	3,504
Net provision for loan losses	2,202	(739)	716	(153)	2,627	4,653

Ending balance	$33,733	$6,001	$20,973	$6,592	$12,261	$79,560

Ending balance:
Individually evaluated for impairment	$1,457	$508	$189	$196	$—	$2,350
Collectively evaluated for impairment	32,276	5,493	20,784	6,396	12,261	77,210
Loans:
Ending balance:	$4,353,549	$824,837	$2,110,096	$1,228,170	$1,407,712	$9,924,364
Individually evaluated for impairment	9,109	11,064	12,418	2,549	—	35,140
Collectively evaluated for impairment	4,344,440	813,773	2,097,678	1,225,621	1,407,712	9,889,224

Acquired loans
Allowance for loan losses:
Beginning balance	$1,603	$10	$34	$—	$—	$1,647
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	2,396	108	424	496	188	3,612

Ending balance	$3,999	$118	$458	$496	$188	$5,259

Ending balance:
Individually evaluated for impairment	$88	$32	$282	$—	$—	$402
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	3,911	86	176	496	188	4,857
Loans:
Ending balance:	$830,211	$134,443	$907,170	$293,111	$107,501	$2,272,436
Individually evaluated for impairment	1,998	721	2,281	—	—	5,000
Acquired-impaired loans	13,272	17,560	30,018	5,545	102	66,497
Collectively evaluated for impairment	814,941	116,162	874,871	287,566	107,399	2,200,939

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Three Months Ended March 31, 2014
Covered loans
Allowance for loan losses:
Beginning balance	$2,323	$2,655	$10,929	$27,989	$9,198	$53,094
Charge-offs	(46)	(458)	(3,117)	(308)	(81)	(4,010)
Recoveries	445	857	136	6	56	1,500
Net provision for loan losses	(36)	(32)	(22)	(118)	(94)	(302)
Decrease in FDIC loss share receivable	(809)	(732)	(507)	(2,666)	(2,139)	(6,853)

Ending balance	$1,877	$2,290	$7,419	$24,903	$6,940	$43,429

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	1,877	2,290	7,419	24,903	6,940	43,429
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$14,269	$19,518	$52,050	$199,026	$46,274	$331,137
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	14,269	19,518	52,050	199,026	46,274	331,137
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$37,017	$8,845	$31,612	$34,881	$21,271	$133,626
Charge-offs	(2,432)	(549)	(3,840)	(549)	(4,122)	(11,492)
Recoveries	1,271	1,508	467	100	1,658	5,004
Net provision for loan losses	4,562	(663)	1,118	225	2,721	7,963
Decrease in FDIC loss share receivable	(809)	(732)	(507)	(2,666)	(2,139)	(6,853)

Ending balance	$39,609	$8,409	$28,850	$31,991	$19,389	$128,248

Ending balance:
Individually evaluated for impairment	$1,545	$540	$471	$196	$—	$2,752
Amounts related to acquired-impaired loans	1,877	2,290	7,419	24,903	6,940	43,429
Collectively evaluated for impairment	36,187	5,579	20,960	6,892	12,449	82,067
Loans:
Ending balance:	$5,198,029	$978,798	$3,069,316	$1,720,307	$1,561,487	$12,527,937
Individually evaluated for impairment	11,107	11,785	14,699	2,549	—	40,140
Acquired-impaired	27,541	37,078	82,068	204,571	46,376	397,634
Collectively evaluated for impairment	5,159,381	929,935	2,972,549	1,513,187	1,515,111	12,090,163

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Residential
	Commercial	mortgages	Consumer	Total
(In thousands)	Three Months Ended March 31, 2013
Originated loans
Allowance for loan losses:
Beginning balance	$59,149	$6,406	$13,219	$78,774
Charge-offs	(7,027)	(135)	(4,075)	(11,237)
Recoveries	2,723	487	1,394	4,604
Net provision for loan losses	2,754	(1,502)	2,103	3,355

Ending balance	$57,599	$5,256	$12,641	$75,496

Ending balance:
Individually evaluated for impairment	$2,174	$—	$—	$2,174
Collectively evaluated for impairment	55,425	5,256	12,641	73,322
Loans:
Ending balance:	5,161,227	886,232	1,331,477	7,378,936
Individually evaluated for impairment	56,702	1,664	—	58,366
Collectively evaluated for impairment	$5,104,525	$884,568	$1,331,477	$7,320,570

Acquired loans
Allowance for loan losses:
Beginning balance	$788	$—	$—	$788
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Net provision for loan losses	(639)	267	—	(372)

Ending balance	$149	$267	$—	$416

Ending balance:
Individually evaluated for impairment	$149	$267	$—	$416
Amounts related to acquired-impaired loans	—	—	—	—
Collectively evaluated for impairment	—	—	—	—
Loans:
Ending balance:	2,996,718	449,500	180,632	3,626,850
Individually evaluated for impairment	11,354	4,228	—	15,582
Acquired-impaired loans	113,978	17,584	520	132,082
Collectively evaluated for impairment	$2,871,386	$427,688	$180,112	$3,479,186

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Residential
	Commercial	mortgages	Consumer	Total
(In thousands)	Three Months Ended March 31, 2013
Covered loans
Allowance for loan losses:
Beginning balance	$18,032	$32,674	$5,903	$56,609
Charge-offs	(3,569)	(24)	(539)	(4,132)
Recoveries	523	24	363	910
Net provision for loan losses	3,544	1,861	1,190	6,595
Increase in FDIC loss share receivable	431	1,246	206	1,883

Ending balance	$18,961	$35,781	$7,123	$61,865

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—
Amounts related to acquired-impaired loans	18,961	35,781	7,123	61,865
Collectively evaluated for impairment	—	—	—	—
Loans:
Ending balance:	133,564	251,787	91,625	476,976
Individually evaluated for impairment	—	—	—	—
Acquired-impaired loans	133,564	251,787	91,625	476,976
Collectively evaluated for impairment	$—	$—	$—	$—

Total loans
Allowance for loan losses:
Beginning balance	$77,969	$39,080	$19,122	$136,171
Charge-offs	(10,596)	(159)	(4,614)	(15,369)
Recoveries	3,246	511	1,757	5,514
Net provision for loan losses	5,659	626	3,293	9,578
Increase in FDIC loss share receivable	431	1,246	206	1,883

Ending balance	$76,709	$41,304	$19,764	$137,777

Ending balance:
Individually evaluated for impairment	$2,323	$267	$—	$2,590
Amounts related to acquired-impaired loans	18,961	35,781	7,123	61,865
Collectively evaluated for impairment	55,425	5,256	12,641	73,322
Loans:
Ending balance:	8,291,509	1,587,519	1,603,734	11,482,762
Individually evaluated for impairment	68,056	5,892	—	73,948
Acquired-impaired loans	247,542	269,371	92,145	609,058
Collectively evaluated for impairment	$7,975,911	$1,312,256	$1,511,589	$10,799,756

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following table shows the composition of nonaccrual loans by portfolio segment and class. Acquired-impaired and certain covered loans are considered to be performing due to the application of the accretion method of accounting and are excluded from the table. Covered loans accounted for using the cost recovery method do not have an accretable yield and are included below as nonaccrual loans. Acquired-performing loans that have subsequently been placed on nonaccrual status are also included below.

	March 31,	December 31,
Nonaccrual Loans	2014	2013
	(In thousands)
Originated loans:
Commercial non-real estate	$13,726	$10,119
Construction and land development	13,598	13,171
Commercial real estate	29,140	32,772
Residential mortgages	15,153	13,449
Consumer	4,693	4,802

Total originated loans	$76,310	$74,313

Acquired loans:
Commercial non-real estate	$3,391	$3,209
Construction and land development	1,866	1,990
Commercial real estate	6,501	6,525
Residential mortgages	7,971	8,262
Consumer	1,982	1,814

Total acquired loans	$21,711	$21,800

Covered loans:
Commercial non-real estate	$1	$2
Construction and land development	1,539	1539
Commercial real estate	1,147	1163
Residential mortgages	400	544
Consumer	287	296

Total covered loans	$3,374	$3,544

Total loans:
Commercial non-real estate	$17,118	$13,330
Construction and land development	17,003	16,700
Commercial real estate	36,788	40,460
Residential mortgages	23,524	22,255
Consumer	6,962	6,912

Total loans	$101,395	$99,657

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The amount of interest that would have been recognized on nonaccrual loans for the three months ended March 31, 2014 was approximately $1.2 million. Interest actually received and taken into income on nonaccrual loans during the three months ended March 31, 2014 was $1.1 million.

Included in nonaccrual loans at March 31, 2014 is $11.3 million in restructured commercial loans. Total troubled debt restructurings (TDRs) were $24.5 million as of March 31, 2014 and $24.9 million at December 31, 2013. Individual acquired and covered impaired loans modified post-acquisition are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

The table below details TDRs that occurred during the three months ended March 31, 2014 and March 31, 2013 by portfolio segment and TDRs that subsequently defaulted within twelve months of modification (dollar amounts in thousands). All troubled debt restructurings are rated substandard and individually evaluated for impairment.

	Three Months Ended
	March 31, 2014			March 31, 2013
Troubled Debt Restructurings:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Originated loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	963	918	2	602	594
Residential mortgages	2	773	507	—	—	—
Consumer	—	—	—	—	—	—

Total originated loans	3	$1,736	$1,425	—	$602	$594

Aquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate		—	—	1	513	501
Residential mortgages	—	—	—	1	514	493
Consumer	—	—	—	—	—	—

Total acquired loans	—	$—	$—	2	$1,027	$994

Covered loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total covered loans	—	$—	$—	—	$—	$—

Total loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	963	918	3	1,115	1,095
Residential mortgages	2	773	507	1	514	493
Consumer	—	—	—	—	—	—

Total loans	3	$1,736	$1,425	4	$1,629	$1,588

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Three Months Ended
	March 31, 2014		March 31, 2013
Troubled Debt Restructurings That Subsequently Defaulted:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Originated loans:
Commercial non-real estate	1	$926	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total originated loans	1	$926	—	$—

Aquired loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total acquired loans	—	$—	—	$—

Covered loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total covered loans	—	$—	—	$—

Total loans:
Commercial non-real estate	1	$926	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total loans	1	$926	—	$—

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Those loans that are determined to be impaired and have balances of $1 million or more are individually evaluated for impairment. The tables below present loans that are individually evaluated for impairment disaggregated by class at March 31, 2014 and December 31, 2013:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2014	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$516	$638	$—	$516	$—
Construction and land development	3,058	3,511	—	3,058	22
Commercial real estate	8,019	10,290	—	8,019	68
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	11,593	14,439	—	11,593	90
With an allowance recorded:
Commercial non-real estate	9,109	9,617	1,453	9,109	20
Construction and land development	11,064	13,359	508	11,064	32
Commercial real estate	12,418	14,951	193	12,418	—
Residential mortgages	2,549	2,712	196	2,549	—
Consumer	—	—	—	—	—

	35,140	40,639	2,350	35,140	52
Total:
Commercial non-real estate	9,625	10,255	1,453	9,625	20
Construction and land development	14,122	16,870	508	14,122	54
Commercial real estate	20,437	25,241	193	20,437	68
Residential mortgages	2,549	2,712	196	2,549	—
Consumer	—	—	—	—	—

Total originated loans	$46,733	$55,078	$2,350	$46,733	$142

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commercial non-real estate	2,002	3,800	88	2,002	61
Construction and land development	735	767	32	735	7
Commercial real estate	2,318	2,339	282	2,318	5
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	5,055	6,906	402	5,055	73
Total:
Commercial non-real estate	2,002	3,800	88	2,002	61
Construction and land development	735	767	32	735	7
Commercial real estate	2,318	2,339	282	2,318	5
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total acquired loans	$5,055	$6,906	$402	$5,055	$73

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2014	Investment	Balance	Allowance	Investment	Recognized
Covered loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
Total:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total covered loans	$—	$—	$—	$—	$—

Total loans:
With no related allowance recorded:
Commercial non-real estate	$516	$638	$—	$516	$—
Construction and land development	3,058	3,511	—	3,058	22
Commercial real estate	8,019	10,290	—	8,019	68
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	11,593	14,439	—	11,593	90
With an allowance recorded:
Commercial non-real estate	11,111	13,417	1,541	11,111	81
Construction and land development	11,799	14,126	540	11,799	39
Commercial real estate	14,736	17,290	475	14,736	5
Residential mortgages	2,549	2,712	196	2,549	—
Consumer	—	—	—	—	—

	40,195	47,545	2,752	40,195	125
Total:
Commercial non-real estate	11,627	14,055	1,541	11,627	81
Construction and land development	14,857	17,637	540	14,857	61
Commercial real estate	22,755	27,580	475	22,755	73
Residential mortgages	2,549	2,712	196	2,549	—
Consumer	—	—	—	—	—

Total loans	$51,788	$61,984	$2,752	$51,788	$215

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2013	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$329	$442	$—	$235	$18
Construction and land development	4,101	5,131	—	2,780	82
Commercial real estate	5,321	7,458	—	15,886	374
Residential mortgages	—	—	—	262	—
Consumer	—	—	—	1,013	—

	9,751	13,031	—	20,176	474
With an allowance recorded:
Commercial non-real estate	4,965	5,303	477	8,936	180
Construction and land development	6,498	8,343	22	2,549	—
Commercial real estate	8,708	9,090	268	19,683	460
Residential mortgages	605	620	1	228	—
Consumer	—	—	—	1,025	—

	20,776	23,356	768	32,421	640
Total:
Commercial non-real estate	5,294	5,745	477	9,171	198
Construction and land development	10,599	13,474	22	5,329	82
Commercial real estate	14,029	16,548	268	35,569	834
Residential mortgages	605	620	1	490	—
Consumer	—	—	—	2,038	—

Total originated loans	$30,527	$36,387	$768	$52,597	$1,114

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$2,141	$3,275	$—	$865	$8
Construction and land development	728	1,142	—	296	3
Commercial real estate	1,865	2,634	—	1,339	49
Residential mortgages	473	507	—	407	—
Consumer	—	—	—	—	—

	5,207	7,558	—	2,907	60
With an allowance recorded:
Commercial non-real estate	—	—	—	2,747	63
Construction and land development	—	—	—	157	—
Commercial real estate	—	—	—	2,663	—
Residential mortgages	—	—	—	845	—
Consumer	—	—	—	—	—

	—	—	—	6,412	63
Total:
Commercial non-real estate	2,141	3,275	—	3,612	71
Construction and land development	728	1,142	—	453	3
Commercial real estate	1,865	2,634	—	4,002	49
Residential mortgages	473	507	—	1,252	—
Consumer	—	—	—	—	—

Total acquired loans	$5,207	$7,558	$—	$9,319	$123

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2013	Investment	Balance	Allowance	Investment	Recognized
Covered loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
Total:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total covered loans	$—	$—	$—	$—	$—

Total loans:
With no related allowance recorded:
Commercial non-real estate	$2,470	$3,717	$—	$1,100	$26
Construction and land development	4,829	6,273	—	3,076	85
Commercial real estate	7,186	10,092	—	17,225	423
Residential mortgages	473	507	—	669	—
Consumer	—	—	—	1,013	—

	14,958	20,589	—	23,083	534
With an allowance recorded:
Commercial non-real estate	4,965	5,303	477	11,683	243
Construction and land development	6,498	8,343	22	2,706	—
Commercial real estate	8,708	9,090	268	22,346	460
Residential mortgages	605	620	1	1,073	—
Consumer	—	—	—	1,025	—

	20,776	23,356	768	38,833	703
Total:
Commercial non-real estate	7,435	9,020	477	12,783	269
Construction and land development	11,327	14,616	22	5,782	85
Commercial real estate	15,894	19,182	268	39,571	883
Residential mortgages	1,078	1,127	1	1,742	—
Consumer	—	—	—	2,038	—

Total loans	$35,734	$43,945	$768	$61,916	$1,237

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Covered loans and acquired credit impaired loans with an accretable yield are considered to be current in the following delinquency table. Certain covered loans accounted for using the cost recovery method are disclosed according to their contractual payment status below. The following table presents the age analysis of past due loans at March 31, 2014 and December 31, 2013:

March 31, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Originated loans:
Commercial non-real estate	$6,355	$2,641	$6,561	$15,557	$4,337,992	$4,353,549	$609
Construction and land development	7,840	1,181	7,100	16,121	808,716	824,837	56
Commercial real estate	5,773	1,484	13,043	20,300	2,089,796	2,110,096	427
Residential mortgages	12,484	1,565	4,521	18,570	1,209,600	1,228,170	—
Consumer	7,434	1,772	3,063	12,269	1,395,443	1,407,712	1,452

Total	$39,886	$8,643	$34,288	$82,817	$9,841,547	$9,924,364	$2,544

Acquired loans:
Commercial non-real estate	$2,330	$189	$3,275	$5,794	$824,417	$830,211	$178
Construction and land development	1,098	113	2,069	3,280	131,163	134,443	285
Commercial real estate	2,200	458	2,516	5,174	901,996	907,170	629
Residential mortgages	4,795	1,142	3,490	9,427	283,684	293,111	315
Consumer	692	26	1,135	1,853	105,648	107,501	47

Total	$11,115	$1,928	$12,485	$25,528	$2,246,908	$2,272,436	$1,454

Covered loans:
Commercial non-real estate	$—	$—	$—	$—	$14,269	$14,269	$—
Construction and land development	—	—	1,539	1,539	17,979	19,518	—
Commercial real estate	—	—	675	675	51,375	52,050	—
Residential mortgages	—	—	3	3	199,023	199,026	—
Consumer	—	—	—	—	46,274	46,274	—

Total	$—	$—	$2,217	$2,217	$328,920	$331,137	$—

Total loans:
Commercial non-real estate	$8,685	$2,830	$9,836	$21,351	$5,176,678	$5,198,029	$787
Construction and land development	8,938	1,294	10,708	20,940	957,858	978,798	341
Commercial real estate	7,973	1,942	16,234	26,149	3,043,167	3,069,316	1,056
Residential mortgages	17,279	2,707	8,014	28,000	1,692,307	1,720,307	315
Consumer	8,126	1,798	4,198	14,122	1,547,365	1,561,487	1,499

Total	$51,001	$10,571	$48,990	$110,562	$12,417,375	$12,527,937	$3,998

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

December 31, 2013	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
	(In thousands)
Originated loans:
Commercial non-real estate	$11,645	$1,203	$4,803	$17,651	$4,096,186	$4,113,837	$521
Construction and land development	5,877	1,264	5,970	13,111	739,270	752,381	—
Commercial real estate	8,178	5,744	14,620	28,542	1,993,986	2,022,528	420
Residential mortgages	12,410	3,870	3,540	19,820	1,176,436	1,196,256	—
Consumer	8,798	1,913	3,823	14,534	1,394,596	1,409,130	2,344

Total	$46,908	$13,994	$32,756	$93,658	$9,400,474	$9,494,132	$3,285

Acquired loans:
Commercial non-real estate	$1,982	$2,332	$1,467	$5,781	$921,216	$926,997	$541
Construction and land development	862	1,529	1,161	3,552	139,379	142,931	541
Commercial real estate	3,742	1,345	9,026	14,113	953,035	967,148	5,853
Residential mortgages	5,632	2,698	5,503	13,833	301,507	315,340	72
Consumer	1,029	120	1,013	2,162	117,441	119,603	82

Total	$13,247	$8,024	$18,170	$39,441	$2,432,578	$2,472,019	$7,089

Covered loans:
Commercial non-real estate	$—	$—	$—	$—	$23,390	$23,390	$—
Construction and land development	—	—	1,539	1,539	18,690	20,229	—
Commercial real estate	—	—	675	675	52,490	53,165	—
Residential mortgages	—	—	3	3	209,015	209,018	—
Consumer	—	—	—	—	52,864	52,864	—

Total	$—	$—	$2,217	$2,217	$356,449	$358,666	$—

Total loans:
Commercial non-real estate	$13,627	$3,535	$6,270	$23,432	$5,040,792	$5,064,224	$1,062
Construction and land development	6,739	2,793	8,670	18,202	897,339	915,541	541
Commercial real estate	11,920	7,089	24,321	43,330	2,999,511	3,042,841	6,273
Residential mortgages	18,042	6,568	9,046	33,656	1,686,958	1,720,614	72
Consumer	9,827	2,033	4,836	16,696	1,564,901	1,581,597	2,426

Total	$60,155	$22,018	$53,143	$135,316	$12,189,501	$12,324,817	$10,374

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following tables present the credit quality indicators of the Company’s various classes of loans at March 31, 2014 and December 31, 2013.

Commercial Non-Real Estate Credit Exposure

Credit Risk Profile Based on Payment Activity

	March 31, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$4,222,077	$761,925	$3,003	$4,987,005	$3,990,318	$846,135	$10,476	$4,846,929
Pass-Watch	66,110	33,235	8	99,353	46,734	44,105	9	90,848
Special Mention	22,873	19,253	2,913	45,039	41,812	19,915	2,897	64,624
Substandard	41,569	15,242	8,345	65,156	34,276	16,125	9,662	60,063
Doubtful	920	556	—	1,476	695	718	345	1,758
Loss	—	—	—	—	—	—	—	—

Total	$4,353,549	$830,211	$14,269	$5,198,029	$4,113,835	$926,998	$23,389	$5,064,222

Construction Credit Exposure Credit Risk Profile Based on Payment Activity

	March 31, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$780,621	$101,172	$1,618	$883,411	$709,261	$112,773	$—	$822,034
Pass-Watch	7,746	1,879	1,218	10,843	7,817	1,907	1,226	10,950
Special Mention	4,156	12,459	270	16,885	3,926	9,409	276	13,611
Substandard	32,314	18,933	14,920	66,167	31,377	18,842	11,498	61,717
Doubtful	—	—	1,492	1,492	—	—	7,228	7,228
Loss	—	—	—	—	—	—	—	—

Total	$824,837	$134,443	$19,518	$978,798	$752,381	$142,931	$20,228	$915,540

Commercial Real Estate Credit Exposure Credit Risk Profile by Internally Assigned Grade

	March 31, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$1,953,908	$839,044	$7,553	$2,800,505	$1,864,116	$896,578	$1,678	$2,762,372
Pass-Watch	52,052	9,606	7,826	69,484	49,578	9,530	10,266	69,374
Special Mention	18,944	13,412	1,168	33,524	15,785	19,798	1,999	37,582
Substandard	85,178	45,108	34,532	164,818	93,034	41,242	31,350	165,626
Doubtful	14	—	971	985	16	—	7,872	7,888
Loss	—	—	—	—	—	—	—	—

Total	$2,110,096	$907,170	$52,050	$3,069,316	$2,022,529	$967,148	$53,165	$3,042,842

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Residential Mortgage Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	March 31, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Performing	$1,212,619	$285,140	$199,023	$1,696,782	$1,182,266	$307,078	$209,015	$1,698,359
Nonperforming	15,551	7,971	3	23,525	13,990	8,262	3	22,255

Total	$1,228,170	$293,111	$199,026	$1,720,307	$1,196,256	$315,340	$209,018	$1,720,614

Consumer Credit Exposure Credit Risk Profile Based on Payment Activity

	March 31, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Performing	$1,402,732	$105,519	$46,274	$1,554,525	$1,404,032	$117,789	$52,864	$1,574,685
Nonperforming	4,980	1,982	—	6,962	5,098	1,814	—	6,912

Total	$1,407,712	$107,501	$46,274	$1,561,487	$1,409,130	$119,603	$52,864	$1,581,597

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

Changes in the carrying amount of acquired-impaired loans and accretable yield are presented in the following table for the three months ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014				December 31, 2013
	Covered		Non-covered		Covered		Non-covered
	Carrying		Carrying		Carrying		Carrying
	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable
	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield
(In thousands)
Balance at beginning of period	$358,666	$122,715	$68,075	$131,370	$515,823	$115,594	$141,201	$203,186
Additions	—	—	—	—	—	—	—	—
Payments received, net	(33,087)	(568)	(16,129)	(9,591)	(189,987)	(1,298)	(116,187)	(47,330)
Accretion	5,557	(5,557)	14,551	(14,551)	32,830	(32,830)	43,061	(43,061)

(Decrease)/Increase in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	4,754	—	(100)	—	(17,433)	—	3,894

Net transfers from nonaccretable differerence to accretable yield	—	6,264	—	8,934	—	58,682	—	14,681

Balance at end of period	$331,136	$127,608	$66,497	$116,062	$358,666	$122,715	$68,075	$131,370

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

	March 31, 2014
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$417	$—	$417
Municipal obligations	—	23,345	23,345
Corporate debt securities	3,500	—	3,500
Mortgage-backed securities	—	1,241,197	1,241,197
Collateralized mortgage obligations	—	92,885	92,885
Equity securities	9,604	—	9,604

Total available-for-sale securities	13,521	1,357,427	1,370,948

Derivative assets (1)	—	15,325	15,325

Total recurring fair value measurements - assets	$13,521	$1,372,752	$1,386,273

Liabilities
Derivative liabilities (1)	$—	$15,524	$15,524

Total recurring fair value measurements - liabilities	$—	$15,524	$15,524

(1)	For further disaggregation of derivative assets and liabilities, see Note 5 - Derivatives.

	December 31, 2013
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$505	$—	$505
Municipal obligations	—	35,961	35,961
Corporate debt securities	3,500	—	3,500
Mortgage-backed securities	—	1,276,958	1,276,958
Collateralized mortgage obligations	—	94,125	94,125
Equity securities	10,723	—	10,723

Total available-for-sale securities	14,728	1,407,044	1,421,772

Derivative assets (1)	—	15,579	15,579

Total recurring fair value measurements - assets	$14,728	$1,422,623	$1,437,351

Liabilities
Derivative liabilities (1)	$—	$15,006	$15,006

Total recurring fair value measurements - liabilities	$—	$15,006	$15,006

(1)	For further disaggregation of derivative assets and liabilities, see Note 5 - Derivatives.

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

The fair value of derivative financial instruments, which are predominantly customer interest rate swaps, is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, LIBOR swap curves and Overnight Index swap rate curves, observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value the derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations in their entirety in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments, including those subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

The Company also has certain derivative instruments associated with the Bank’s mortgage-banking activities. These derivative instruments include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a best efforts delivery basis. The fair value of these derivative instruments is measured using observable market prices for similar instruments and is classified as a level 2 measurement.

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

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$26,104	$—	$26,104
Other real estate owned	—	—	26,157	26,157

Total nonrecurring fair value measurements	$—	$26,104	$26,157	$52,261

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$24,392	$—	$24,392
Other real estate owned	—	—	25,525	25,525

Total nonrecurring fair value measurements	$—	$24,392	$25,525	$49,917

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

Securities Available for Sale - The fair value measurement for securities available for sale was discussed earlier in the note. The same measurement techniques were applied to the valuation of securities held to maturity.

Loans, Net - The fair value measurement for certain impaired loans was discussed earlier in the note. For the remaining portfolio, fair values were generally estimated by discounting scheduled cash flows using discount rates determined with reference to current market rates at which loans with similar terms would be made to borrowers with similar credit quality.

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
				Total	Carrying
	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$695,397	$—	$—	$695,397	$695,397
Available for sale securities	13,521	1,357,427	—	1,370,948	1,370,948
Held to maturity securities	—	2,417,879	—	2,417,879	2,426,935
Loans, net	—	26,104	12,240,853	12,266,957	12,399,689
Loans held for sale	—	15,911	—	15,911	15,911
Accrued interest receivable	41,722	—	—	41,722	41,722
Derivative financial instruments	—	15,325	—	15,325	15,325
Financial liabilities:
Deposits	$—	$—	$15,010,599	$15,010,599	$15,274,774
Federal funds purchased	8,875	—	—	8,875	8,875
Securities sold under agreements to repurchase	703,759	—	—	703,759	703,759
Long-term debt	—	380,163	—	380,163	380,001
Accrued interest payable	5,914	—	—	5,914	5,914
Derivative financial instruments	—	15,524	—	15,524	15,524

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4. Fair Value (continued)

	December 31, 2013
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

5. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to our variable rate borrowing. The Bank has also entered into interest rate derivative agreements as a service to certain qualifying customers. The Bank manages a matched book with respect to these customer derivatives in order to minimize the net risk exposure resulting from such agreements. The Bank also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values (in thousands) of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Derivatives (continued)

Fair and Notional Values of Derivative Instruments

	Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in thousands)	Type of Hedge	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$742,649	$650,667	$14,571	$14,147	$14,670	$13,777
Risk participation agreements	N/A	82,091	19,736	89	2	145	2
Forward commitments to sell residential mortgage loans	N/A	38,051	45,910	104	326	113	115
Interest rate-lock commitments on residential mortgage loans	N/A	27,431	25,956	39	56	95	107
Foreign exchange forward contracts	N/A	21,920	21,299	522	1,048	501	1,005

		$912,142	$763,568	$15,325	$15,579	$15,524	$15,006

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

Derivatives Not Designated as Hedges

Customer interest rate derivatives

The Bank enters into interest rate derivative agreements, primarily rate swaps, with commercial banking customers to facilitate their risk management strategies. The Bank simultaneously enters into offsetting agreements with unrelated financial institutions, thereby mitigating its net risk exposure resulting from such transactions. Because the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings as part of other income.

Risk participation agreements

The Bank also enters into risk participation agreements under which it may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances where the Bank has assumed credit risk, it is not a direct counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because it is a party to the related loan agreement with the borrower. In those instances in which the Bank has sold credit risk, it is the sole counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because other banks participate in the related loan agreement. The Bank manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on its normal credit review process.

Mortgage banking derivatives

The Bank also enters into certain derivative agreements as part of its mortgage banking activities. These agreements include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a best efforts delivery basis.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Derivatives (continued)

Customer foreign exchange forward contract derivatives

The Bank enters into foreign exchange forward derivative agreements, primarily forward currency contracts, with commercial banking customers to facilitate its risk management strategies. The Bank manages its risk exposure from such transactions by entering into offsetting agreements with unrelated financial institutions. Because the foreign exchange forward contract derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings as part of other income.

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the three month periods ended March 31, 2014 and 2013.

Credit-risk-related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of a Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of March 31, 2014, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $6.5 million, for which the Bank had posted collateral of $13.4 million.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Derivatives (continued)

Offsetting Assets and Liabilities

Offsetting information in regards to derivative assets and liabilities subject to master netting agreements at March 31, 2014 and December 31, 2013 is presented in the following tables (in thousands):

		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of March 31, 2014
Derivative Assets	$14,653	$—	$14,653	$2,956	$—	$11,697

Total	$14,653	$—	$14,653	$2,956	$—	$11,697

Derivative Liabilities	$14,808	$—	$14,808	$2,956	$13,430	$(1,578)

Total	$14,808	$—	$14,808	$2,956	$13,430	$(1,578)

As of December 31, 2013
Derivative Assets	$14,149	$—	$14,149	$3,462	$—	$10,687

Total	$14,149	$—	$14,149	$3,462	$—	$10,687

Derivative Liabilities	$13,779	$—	$13,779	$3,462	$7,406	$2,911

Total	$13,779	$—	$13,779	$3,462	$7,406	$2,911

6. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors approved a stock repurchase program on April 30, 2013 that authorizes the repurchase of up to 5% of the Company’s outstanding common stock.

On May 8, 2013 Hancock entered into an accelerated share repurchase (ASR) transaction with Morgan Stanley & Co. LLC (Morgan Stanley). In the ASR transaction, the Company paid $115 million to Morgan Stanley and received from them approximately 2.8 million shares of Hancock common stock, representing approximately 76% of the estimated total number of shares to be repurchased. On May 5, 2014, final settlement of the ASR agreement occurred at which time the Company received approximately 0.6 million shares from Morgan Stanley.

The number of shares delivered to the Company in this ASR transaction was based generally on the volume-weighted average price per share of the Hancock common stock during the term of the ASR agreement less a specified discount and on the amount paid at inception to Morgan Stanley, subject to certain adjustments in accordance with the terms of the ASR agreement. The ASR transaction was treated as two separate transactions: (i) the acquisition of treasury shares on the date the shares were received; and (ii) a forward contract indexed to the Company’s common stock that is classified as equity.

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

The components of AOCI and changes in those components are presented in the following table (in thousands).

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, January 1, 2013	$38,854	$19,090	$(80,688)	$(181)	$(22,925)

Other comprehensive income before income taxes:
Net change in unrealized (loss) gain	(12,434)	—	—	(4)	(12,438)
Transfer of net unrealized loss from AFS to HTM, net of cumulative tax effect	—	—	—	—	—
Reclassification of net (gains) losses realized and included in earnings	—	—	1,754	175	1,929
Amortization/accretion of unrealized net gain/loss on securities transferred to HTM	—	(2,984)	—	—	(2,984)
Income tax (benefit) expense	(4,586)	(1,078)	657	67	(4,940)

Balance, March 31, 2013	$31,006	$17,184	$(79,591)	$(77)	$(31,478)

Balance, January 1, 2014	$8,263	$(21,189)	$(22,453)	$—	$(35,379)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	4,514	—	—	—	4,514
Transfer of net unrealized gain from AFS to HTM, net of cumulative tax effect	—	—	—	—	—
Reclassification of net (gains) losses realized and included in earnings		—	53	—	53
Amortization of unrealized net gain on securities transferred to HTM	—	665	—	—	665
Income tax expense	1,598	225	19	—	1,842

Balance, March 31, 2014	$11,179	$(20,749)	$(22,419)	$—	$(31,989)

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Stockholders’ Equity (continued)

The following table shows the line items in the consolidated income statements affected by amounts reclassified from accumulated other comprehensive income:

Amount reclassified from AOCI	Three Months Ended March 31,		Increase (decrease) in affected line item
(in thousands)	2014	2013	on the income statement
Gains and losses on sale of AFS securities	$—	$—	Securities gains (losses)
Tax effect	—	—	Income taxes

Net of tax	—	—	Net income

Amortization/accretion of unrealized net gain/(loss) on securities transferred to HTM	$665	$(2,984)	Interest income
Tax effect	225	(1,078)	Income taxes

Net of tax	440	(1,906)	Net income

Amortization of defined benefit pension and post-retirement items	$53	$1,754	(a) Employee benefits expense
Tax effect	19	657	Income taxes

Net of tax	34	1,097	Net income

Gains and losses on cash flow hedges	$—	$171	Interest expense
Tax effect	—	67	Income taxes

Net of tax	—	104	Net income

Total reclassifications, net of tax	$474	$(705)	Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see footnote 9 for additional details).

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

A summary of the information used in the computation of earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income to common shareholders	$49,115	$48,576
Net income allocated to participating securities — basic and diluted	1,081	902

Net income allocated to common shareholders - basic and diluted	$48,034	$47,674

Denominator:
Weighted-average common shares - basic	82,277	84,871
Dilutive potential common shares	257	101

Weighted average common shares - diluted	82,534	84,972

Earnings per common share:
Basic	$0.58	$0.56
Diluted	$0.58	$0.56

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 689,958 for the three months ended March 31, 2014 and 1,107,790 for the three months ended March 31, 2013.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8. Share-Based Payment Arrangements

Hancock maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 13 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

A summary of option activity for the three months ended March 31, 2014 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	1,332,656	$38.85
Exercised	(22,611)	28.92
Forfeited or expired	(4,488)	67.33

Outstanding at March 31, 2014	1,305,557	$38.92	4.5	$3,645

Exercisable at March 31, 2014	990,610	$41.44	3.6	$1,820

The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $0.2 million and $0.1 million, respectively.

A summary of the status of the Company’s nonvested restricted and performance shares as of March 31, 2014 and changes during the three months ended March 31, 2014, is presented below. These restricted and performance shares are subject to service requirements.

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2014	1,981,820	$31.75
Granted	71,382	38.11
Vested	(20,965)	33.51
Forfeited	(17,682)	31.38

Nonvested at March 31, 2014	2,014,555	$31.96

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8. Share-Based Payment Arrangements (continued)

As of March 31, 2014, there was $38.3 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest. This compensation is expected to be recognized in expense over a weighted-average period of 3.5 years. The total fair value of shares which vested during the three months ended March 31, 2014 and 2013 was $0.8 million and $0.5 million, respectively.

During the three months ended March 31, 2014, the Company granted 71,382 performance shares with a weighted average fair value of $38.11 per share to key members of executive and senior management. The number of 2014 performance shares that ultimately vest at the end of the three-year required service period will be based on the relative rank of Hancock’s three-year total shareholder return (TSR) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of the performance awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

9. Retirement Plans

The Company has a qualified defined benefit pension plan covering all eligible employees. Eligibility is based on minimum age and service-related requirements as well as job classification. Accrued benefits under a nonqualified plan covering certain legacy Whitney employees were frozen as of December 31, 2012 and no future benefits will be accrued under this plan.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

9. Retirement Plans (continued)

The following table shows the components of net periodic benefits cost included in expense for the plans.

			Other Post-
	Pension Benefits		retirement Benefits
	Three Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Service cost	$3,425	$3,929	$37	$55
Interest cost	4,809	3,944	338	330
Expected return on plan assets	(8,061)	(6,263)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss	8	1,745	157	38
Amortization of transition obligation		—		—

Net periodic benefit cost	$181	$3,355	$532	$423

Based on currently available information, Hancock does not anticipate making a contribution to the pension plan during 2014.

The Company also provides a defined contribution retirement benefit plan (401(k) plan). Under the plan, the Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved.

10. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Income from bank owned life insurance	$2,314	$3,299
Credit related fees	2,732	1,441
Income from derivatives	759	631
Gain on sale of assets	1,682	314
Safety deposit box income	513	551
Other miscellaneous	2,427	2,232

Total noninterest income	$10,427	$8,468

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

11. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Advertising	$1,759	$2,177
Ad valorem and franchise taxes	2,661	2,202
Printing and supplies	1,329	1,309
Insurance expense	1,040	1,066
Travel expense	896	1,113
Entertainment and contributions	1,412	1,722
Tax credit investment amortization	2,172	1,426
Other miscellaneous	4,548	7,616

Total other noninterest expense	$15,817	$18,631

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

12. Segment Reporting

Prior to the close of business on March 31, 2014, Whitney Bank (headquartered in New Orleans, Louisiana) was merged into Hancock Bank (headquartered in Gulfport, Mississippi). The consolidated entity was renamed Whitney Bank. Whitney Bank does business under the brand names “Hancock Bank” in Mississippi, Alabama and Florida, and “Whitney Bank” in Louisiana and Texas. The Company’s reportable operating segments consist of the Hancock segment and the Whitney segment. Each segment offers commercial, consumer and mortgage loans and deposit services as well as certain other services, such as trust and treasury management services. Although the segments offer the same products and services, they are managed separately due to different pricing, product demand, and consumer markets. In addition, the “Other” column in the following tables includes activities of other consolidated subsidiaries which do not constitute reportable segments under the quantitative and aggregation accounting guidelines. These subsidiaries provide investment services, insurance agency services, consumer finance and various other services to third parties.

	Three Months Ended March 31, 2014
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$66,657	$104,229	$5,372	$(1,118)	$175,140
Interest expense	(5,041)	(4,091)	(1,451)	1,005	$(9,578)

Net interest income	61,616	100,138	3,921	(113)	165,562

Provision for loan losses	(5,962)	(922)	(1,079)	—	(7,963)
Noninterest income	14,404	32,736	9,559	—	56,699
Depreciation and amortization	(4,044)	(3,536)	(319)	—	(7,899)
Other noninterest expense	(47,857)	(79,368)	(11,858)	—	(139,083)

Income before income taxes	18,157	49,048	224	(113)	67,316
Income tax expense	4,903	13,243	55	—	18,201

Net income	$13,254	$35,805	$169	$(113)	$49,115

Goodwill	$94,130	$527,063	$4,482	$—	$625,675
Total assets	$6,609,445	$12,684,451	$2,927,480	$(3,217,206)	$19,004,170

Total interest income from affiliates	$807	$308	$—	$(1,115)	$—
Total interest income from external customers	$65,850	$103,921	$5,372	$(3)	$175,140

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

12. Segment Reporting (continued)

	Three Months Ended March 31, 2013
	Hancock	Whitney	Other	Eliminations	Consolidated
Interest income	$62,813	$117,799	$5,867	$(1,207)	$185,272
Interest expense	(4,943)	(5,157)	(2,249)	1,092	$(11,257)

Net interest income	57,870	112,642	3,618	(115)	174,015

Provision for loan losses	(5,422)	(2,980)	(1,176)	—	(9,578)
Noninterest income	18,411	30,794	10,995	(13)	60,187
Depreciation and amortization	(3,698)	(3,981)	(282)	—	(7,961)
Other noninterest expense	(52,975)	(86,863)	(11,816)	13	(151,641)

Securitites transactions	—	—	—	—	—

Income before income taxes	14,186	49,612	1,339	(115)	65,022
Income tax expense	2,690	12,943	813	—	16,446

Net income	$11,496	$36,669	$526	$(115)	$48,576

Goodwill	$94,130	$527,063	$4,482	$—	$625,675
Total assets	$6,380,941	$12,696,705	$2,884,581	$(2,898,104)	$19,064,123

Total interest income from affiliates	$992	$215	$—	$(1,207)	$—
Total interest income from external customers	$61,821	$117,584	$5,867	$—	$185,272

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

13. New Accounting Pronouncements

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

In July 2013, the (FASB) issued an ASU that applies to companies that have unrecognized tax benefits when net operating loss (NOL) or similar tax loss carryforwards or tax credit carryforwards exist at the reporting date. Under the updated guidance, an entity should present its unrecognized tax benefits net against the deferred tax assets for all same jurisdiction NOL or similar tax loss carryforwards, or tax credit carryforwards that are available to and would be used by the entity to settle additional income taxes resulting from disallowance of the uncertain tax position. The ASU was effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In July 2013, the FASB issued an ASU to allow entities to use the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a U.S. benchmark interest rate for hedge accounting purposes. Previously, only the interest rates on direct Treasury obligations of the United States and the London Interbank Offered Rate swap rate were considered benchmark rates. The amendment also removed the restriction requiring entities to use the same benchmark rate for similar hedges. This ASU was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

14. Subsequent Event

In April 2014, the Company sold its property and casualty and group benefits insurance intermediary business. The lines of business being divested represent approximately half of the Company’s 2013 insurance commissions and fees. An approximate $9.4 million gain was recorded on the sale based on a $15.5 million sales price less the related tangible and intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Recent Economic and Industry Developments

Recent reports from the Federal Reserve point to continued improvement of economic activity throughout most of Hancock’s market area. Activity among energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas market areas remained strong with expectations of some further improvement over the coming months. The travel and tourism industry, which is important within several of the Company’s market areas, saw an increase in activity after a sluggish January. The outlook is positive over the next six months and the industry is expected to increase year-over-year. Retailers are showing improved sales over prior-year levels, but continue to express concern over increased healthcare premiums having an impact on personal discretionary income. Reports on manufacturing activity were generally positive, although the severe winter weather suppressed production earlier this year.

The real estate markets for residential properties were mixed. Sales of existing homes were soft, mainly due to higher home prices, limited inventory, and somewhat higher mortgage rates. Although the outlook for home sales has weakened since the last quarter, most brokers have indicated that they expect to see continued improvement over prior-year levels. New home sales and construction activity are ahead of prior-year levels and growing.

The commercial real estate market continues to improve, with growing demand for office and industrial space in certain market areas and continued high occupancy and rising rental rates for apartments throughout the region. Commercial construction activity has increased in these sectors. Continued improvement in the commercial real estate market is expected over the next several months.

The recovery of the overall U.S. economy continues; however, the rate of growth is not consistent across all regions, leading to slow and erratic overall improvement. National unemployment rates continue to decrease, but are still well above desired levels. Competition among financial services firms remains intense for high quality customers, continuing to exert downward pressure on loan pricing.

The Federal Reserve has responded to the slow and tenuous recovery from the deep recession by taking steps to hold interest rates at unprecedented low levels and has expressed its intent to maintain rates at these levels pending further improvement in the unemployment rate.

Highlights of First Quarter 2014 Financial Results

Net income in the first quarter of 2014 was $49.1 million, or $0.58 per diluted common share, compared to $34.7 million, or $0.41, in the fourth quarter of 2013. Net income was $48.6 million, or $0.56 per diluted common share, in the first quarter of 2013. Operating income for the first quarter of 2014 and the first quarter of 2013 was the same as net income, while operating income for the fourth quarter of 2013 was $45.8 million, or $0.55 per diluted share. The Company defines its operating income as net income excluding tax-effected securities transactions and one-time noninterest expense items. A reconciliation of net income to operating income is included in the later section on “Selected Financial Data.” Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company’s fundamental operations over time.

As part of its ongoing planning process, management determined that certain areas of the Company needed to be right-sized or retooled in order to achieve our long-term profitability and efficiency targets. As a result, management announced an expense and efficiency initiative in early 2013 that is designed to reduce overall annual expense levels by $50 million as compared to annualized expenses for the first quarter of 2013. Management set a target for one-half of the expense reduction to be achieved by the first quarter of 2014 and the remainder by the fourth quarter of 2014. In addition to the expense reduction target, the Company also set a longer-term sustainable efficiency ratio target of 57% - 59% for 2016. The Company achieved its first quarter 2014 expense target primarily as a result of the branch consolidation and sales, and is on track to achieve its remaining targets. In 2013, the Company completed the previously announced consolidation of 28 branch locations across its five-state footprint. The sales of 10 additional branches, which were also announced previously, were completed in the fourth quarter of 2013 and the first quarter of 2014. The branches sold were small retail locations with approximately $11 million in loans and $32 million in deposits. Certain one-time costs associated with the branch closures and other activities related to the expense and efficiency initiative were recognized in noninterest expense during the third and fourth quarters of 2013.

Prior to the close of business on March 31, 2014, Whitney Bank (headquartered in New Orleans, Louisiana) was merged into Hancock Bank (headquartered in Gulfport, Mississippi). The consolidated entity was renamed Whitney Bank. Whitney Bank does business under the brand names “Hancock Bank” in Mississippi, Alabama and Florida, and “Whitney Bank” in Louisiana and Texas.

Highlights of the Company’s first quarter of 2014 results:

•	Continued improvement in the overall quality of earnings (replacing declining purchase accounting income with core results)

•	Operating expenses declined $10.1 million linked-quarter, or 6%, exceeding the first quarter’s expense goal and achieving the targeted fourth quarter goal ahead of schedule

•	Efficiency ratio improved to 62%; additional branch closures and the previously announced divestiture of selected insurance lines of business will fund revenue-generating projects that will contribute to achieving the efficiency ratio target for 2016 of 57%-59%

•	Core net interest income (TE) was flat linked-quarter; core net interest margin (NIM) narrowed 3 basis points (bps) (we define our core results as reported results less the impact of net purchase accounting adjustments)

•	Approximately $231 million linked-quarter net loan growth, or 8% annualized, and approximately $1.2 billion, or 11%, year-over-year loan growth (each excluding the FDIC-covered portfolio)

•	Purchase accounting loan accretion declined $0.6 million; expect continuation of quarterly declines with accelerating declines in the second half of 2014

•	Continued improvement in overall asset quality metrics

•	Return on average assets (ROA) (operating) improved to 1.05% from 0.97% in the fourth quarter of 2013 and 1.03% in the first quarter a year ago

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (taxable equivalent or “te”) for the first quarter of 2014 was $168.2 million, virtually unchanged from the fourth quarter of 2013. Average earnings assets were $16.7 billion in the first quarter of 2014, a $364 million (2%) increase from the fourth quarter of 2013, as average loans were up $476 million (4%). Net interest income (te) for the first quarter of 2014 was down $8.5 million (5%) compared to the first quarter of 2013, primarily due to a reduced level of total purchase-accounting loan accretion in the first quarter of 2014. For internal analytical purposes, management adjusts net interest income to a taxable equivalent basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

The net interest margin was 4.06% for the first quarter of 2014, down 3 bps from the fourth quarter of 2013, and down 26 bps from the first quarter of 2013. The current quarter’s core margin of 3.37% (reported net interest income (te) excluding total net purchase accounting adjustments, annualized, as a percent of average earning assets) compressed 3 bps compared to the fourth quarter of 2013 and 4 bps compared to the first quarter of 2013. The continued decline in the core loan yield was partially offset by the favorable impact of net loan growth on the earning asset mix and an improvement in the yield on investment securities. A reconciliation of the reported and core margins is presented below.

The overall reported yield on earning assets was 4.29% in the first quarter of 2014, a decrease of 3 bps from the fourth quarter of 2013 and a decrease of 31 bps from the first quarter of 2013. The reported loan portfolio yield of 5.00% for the current quarter was down 10 bps from the fourth quarter of 2013 and 83 bps from the first quarter of 2013. Excluding purchase-accounting accretion, the core loan yield of 4.02% in the current quarter was down 7 bps from the fourth quarter of 2013 and 38 bps from a year earlier. Partially offsetting the decrease in loan yields, the yield on the security portfolio yield was 2.47% for the first quarter of 2014, an increase of 4 bps from the fourth quarter of 2013 and 30 bps over the first quarter of 2013. This increase primarily resulted from decreased discount amortization primarily due to a reduced level of security prepayments.

The overall cost of funding earning assets was 0.23% in the first quarter of 2014, unchanged from the fourth quarter of 2013 and down 5 bps from the first quarter of 2013. The mix of funding sources improved in the first quarter of 2014 compared to the first quarter of 2013. Interest-free sources, including noninterest-bearing demand deposits, funded 34.6% of earning assets in the current period, up from 32.4% a year ago. The overall rate paid on interest-bearing deposits was 0.22% in the current quarter, down slightly from the fourth quarter of 2013 and 5 bps below the first quarter of 2013. The decreases were primarily due to the impact of the sustained low rate environment on overall deposit rates including the re-pricing of time deposits.

The following tables detail the components of our net interest income and net interest margin and provide a reconciliation of the Company’s core net interest margin to its reported margin.

	Three Months Ended
	March 31, 2014			December 31, 2013			March 31, 2013
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$9,095.7	$107.9	4.81%	$8,629.0	$104.2	4.79%	$8,281.2	$113.3	5.54%
Mortgage loans	1,720.6	21.3	4.96	1,701.1	23.5	5.52	1,592.7	25.3	6.36
Consumer loans	1,563.1	23.1	6.00	1,573.4	24.4	6.15	1,618.9	26.5	6.64
Loan fees & late charges	—	0.8		—	1.0		—	0.6

Total loans (te)	12,379.4	153.1	5.00	11,903.5	153.1	5.10	11,492.8	165.7	5.83

Loans held for sale	19.2	0.2	4.06	18.8	0.1	2.28	37.1	0.4	3.91
US Treasury and agency securities	93.5	0.5	2.25	100.2	0.6	2.22	5.6	—	1.22
Mortgage-backed securities and CMOs	3,612.8	21.2	2.34	3,725.4	21.6	2.32	3,698.4	18.7	2.02
Municipals (te)	217.0	2.5	4.56	235.8	2.4	4.14	217.0	2.6	4.71
Other securities	12.3	0.1	3.86	9.3	0.1	2.48	8.3	—	1.96

Total securities (te) (c)	3,935.6	24.3	2.47	4,070.7	24.7	2.43	3,929.3	21.3	2.17

Total short-term investments	406.2	0.2	0.23	383.6	0.2	0.23	1,058.5	0.6	0.25

Average earning assets (te)	$16,740.4	$177.8	4.29%	$16,376.6	$178.1	4.32%	$16,517.7	$188.0	4.60%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,072.1	$1.5	0.10%	$5,981.1	$1.4	0.09%	$5,982.3	$1.7	0.11%
Time deposits	2,170.4	3.1	0.58	2,197.5	3.3	0.60	2,406.8	4.1	0.69
Public funds	1,526.6	0.8	0.20	1,253.2	0.7	0.21	1,608.9	1.0	0.25

Total interest-bearing deposits	9,769.1	5.4	0.22	9,431.8	5.4	0.23	9,998.0	6.8	0.27

Short-term borrowings	785.1	1.0	0.54	848.9	1.1	0.51	763.7	1.3	0.69
Long-term debt	386.0	3.2	3.34	381.6	3.1	3.27	396.4	3.2	3.28

Total interest-bearing liabilities	10,940.2	9.6	0.36%	10,662.3	9.6	0.36%	11,158.1	11.3	0.41%

Net interest-free funding sources	5,800.2			5,714.3			5,359.6

Total Cost of Funds	$16,740.4	$9.6	0.23%	$16,376.6	$9.6	0.23%	$16,517.7	$11.3	0.28%

Net Interest Spread (te)		$168.2	3.93%		$168.5	3.96%		$176.7	4.19%
Net Interest Margin	$16,740.4	$168.2	4.06%	$16,376.6	$168.5	4.09%	$16,517.7	$176.7	4.32%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans
(c)	Average securities does not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Reported Net Interest Margin to Core Margin

	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in millions)	2014	2013	2013
Net interest income (te)	$168.2	$168.5	$176.7
Purchase accounting adjustments
Loan accretion	29.7	30.2	40.2
Whitney premium bond amortization	(1.5)	(1.8)	(3.5)
Whitney and Peoples First CD accretion	0.1	0.1	0.3

Total net purchase accounting adjustments	28.3	28.5	37.0

Net interest income (te) - core	$139.9	$140.0	$139.7

Average earning assets	$16,740.4	$16,376.6	$16,517.7
Net interest margin - reported	4.06%	4.09%	4.32%
Net purchase accounting adjustments (%)	0.69%	0.69%	0.91%

Net interest margin - core	3.37%	3.40%	3.41%

Provision for Loan Losses

During the first quarter of 2014, Hancock recorded a total provision for loan losses of $8.0 million, up from $7.3 million in the fourth quarter of 2013. The provision for non-covered loans was $8.3 million in the first quarter of 2014, compared to $7.9 million in the fourth quarter of 2013. The net provision for the covered portfolio was a credit of $0.3 million for the first quarter of 2014 compared to a credit of $0.5 million for the fourth quarter of 2013. The net provision for the covered portfolio was $6.6 million for the first quarter of 2013. The decrease in the provision year-over-year was caused by reductions in the estimates on future losses within the covered portfolio.

The section below on “Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loans losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans and for acquired-performing loans and acquired-impaired loans (which includes all covered loans) are described in Note 4 to the consolidated financial statements in the Form 10-K.

Noninterest Income

Noninterest income totaled $56.7 million for the first quarter of 2014, down $2.3 million (4%) from the fourth quarter of 2013, and down $3.5 million (6%) from the first quarter of 2013. Excluding the effect of the amortization of the FDIC loss share receivable, noninterest income was virtually flat compared to the prior quarter and up $0.4 million compared to the first quarter of 2013.

Service charges on deposits totaled $18.7 million for the first quarter of 2014, down $0.9 million (5%) from the fourth quarter of 2014, and down $0.3 million (2%) from the first quarter of 2013. Bank card and ATM fees totaled $10.6 million in the first quarter of 2014, down $0.7 million (6%) from the fourth quarter of 2013. Compared to the first quarter of 2013, bank card and ATM fees were down $0.5 million (4%) in the current year. A portion of these decreases compared to the prior quarter is due to two fewer business days in the current quarter.

Trust, investment and annuity and insurance fees totaled $18.9 million, up $0.8 million (4%) from the fourth quarter of 2013 and up $1.7 million (10%) from the first quarter of 2013. Improving stock market values and new business were primary factors in the increases. Included in this total was $3.7 million of insurance revenue. Hancock announced on April 1, 2014 the divestiture of selected insurance business lines, which contributed approximately half of first quarter insurance revenues.

Fees from secondary mortgage operations totaled $2.0 million for the first quarter of 2014, a $0.4 million (27%) increase over the fourth quarter of 2013, but down $2.4 million (55%) from first quarter of 2013. The increase compared to the prior quarter reflects a higher level of loans sold during the quarter. The decline compared to the same quarter in 2013 reflects reduced loan sales as a result of an overall slowing of mortgage refinancing.

Gains on the sale of assets increased over $1.0 million compared both to the prior quarter and to the first quarter of 2013. Included in this increase was the deposit premium related to the sale of three branches in the first quarter of 2014.

Amortization on the FDIC loss share receivable totaled $3.9 million in the first quarter of 2014 compared to $1.6 million in the fourth quarter of 2013 year. These amounts reflect a reduction in the amount of expected reimbursements under the loss sharing agreements due to lower loss projections for the related covered loan pools. Higher levels of amortization of the loss share receivable are anticipated in 2014 as projected losses from the covered portfolio have decreased.

The components of noninterest income are presented in the following table for the indicated periods:

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
(In thousands)
Service charges on deposit accounts	$18,712	$ 19,605	$19,015
Trust fees	10,238	10,214	8,692
Bank card and ATM fees	10,569	11,261	11,058
Investment and annuity fees	4,952	4,619	4,577
Secondary mortgage market operations	1,965	1,554	4,383
Insurance commissions and fees	3,744	3,304	3,994
Amortization of FDIC loss share receivable	(3,908)	(1,649)	—
Income from bank owned life insurance	2,314	2,459	3,299
Credit related fees	2,732	2,755	1,441
Income from derivatives	759	1,379	631
Gain on sale of assets	1,682	655	314
Safety deposit box income	513	443	551
Other miscellaneous	2,427	2,295	2,232
Securities transactions	—	105	—

Total noninterest income	$56,699	$ 58,999	$60,187

Noninterest Expense

Noninterest expense for the first quarter of 2014 totaled $147.0 million. Noninterest expense totaled $174.2 million in the fourth quarter of 2013, including $17.1 million of one-time expenses related to the expense and efficiency initiative. Excluding these costs, noninterest expense totaled $157.1 million in the fourth quarter of 2013, $10.1 million (6%) more than the current quarter. Noninterest expense in the first quarter of 2013 totaled $159.6 million. The decreases are primarily related to cost savings related to Hancock’s expense and efficiency initiative.

Total personnel expense was $81.4 million in the first quarter of 2014, down $3.5 million (4%) from the fourth quarter of 2013 excluding one-time expenses, and down $6.5 million (7%) compared to the first quarter of 2013. Occupancy and equipment expenses totaled $15.5 million in the first quarter of 2014. This total is down $0.8 million (5%) from the fourth quarter of 2013 and down $2.1 million (12%) from the first quarter of 2013. The reductions in personnel, occupancy and equipment expenses reflect the effect of the closure or sales of several branches during 2013 and the first quarter of 2014 and other expense and efficiency initiatives as management continually looks to rationalize the branch network.

All other expenses, excluding amortization of intangibles, totaled $43.0 million in the first quarter of 2014, $5.7 million (12%) less than the fourth quarter of 2013 (excluding one-time expenses), and $3.5 million (8%) less than the first quarter of 2013. Major components of these decreases were reductions in advertising and professional services.

The components of noninterest expense are presented in the following table for the indicated periods:

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
(In thousands)
Compensation expense	$67,165	$ 69,128	$71,351
Employee benefits	14,267	15,784	16,576

Personnel expense	81,432	84,912	87,927

Net occupancy expense	11,266	11,613	12,326
Equipment expense	4,274	4,679	5,301
Data processing expense	12,419	12,018	11,534
Professional services expense	6,409	8,727	7,946
Amortization of intangibles	7,038	7,178	7,555
Telecommunications and postage	3,583	3,948	4,028
Deposit insurance and regulatory fees	2,967	3,279	3,646
Other real estate owned expense, net	1,777	1,535	708
Advertising	1,759	3,098	2,177
Ad valorem and franchise taxes	2,661	2,534	2,202
Printing and supplies	1,329	1,149	1,309
Insurance expense	1,040	1,076	1,066
Travel	896	1,197	1,113
Entertainment and contributions	1,412	1,305	1,722
Tax credit investment amortization	2,172	3,228	1,426
One-time expenses	—	17,116	—
Other expense	4,548	5,621	7,616

Total noninterest expense	$146,982	$174,213	$159,602

One-time expenses in the fourth quarter of 2013 included $6.7 million in personnel expenses, $3.1 million in professional services and $7.3 million in other miscellaneous expenses related to branch closures.

Income Taxes

The effective income tax rate for the first quarter of 2014 was approximately 27%, compared to 20% for the fourth quarter of 2013, and 25% for the first quarter of 2013. Management expects the annual effective tax rate to approximate 26% to 27% in 2014.

The Company’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and the availability of tax credits. Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The source of the tax credits for 2014 and 2013 has been investments that generate new market tax credits, low-income housing credits and qualified bond credits.

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Common Share Data
Earnings per share:
Basic	$0.58	$0.41	$0.56
Diluted	0.58	0.41	0.56
Operating earnings per share: (a)
Basic	0.58	0.55	0.56
Diluted	0.58	0.55	0.56
Cash dividends per share	0.24	0.24	0.24
Book value per share (period-end)	29.93	29.49	29.18
Tangible book value per share (period-end)	20.47	19.94	19.67
Weighted average number of shares (000s):
Basic	82,277	82,085	84,871
Diluted	82,534	82,220	84,972
Period-end number of shares (000s)	82,282	82,237	84,882
Market data:
High price	$38.50	$37.12	$33.59
Low price	$32.66	$30.09	$29.37
Period-end closing price	$36.65	$36.68	$30.92
Trading volume (000s) (b)	31,328	27,816	29,469

(a)	Excludes tax-effected securities transactions and one-time noninterest expense items. Management believes that this is a useful financial measure that helps investors compare the Company’s fundamental operations over time.
(b)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
(in thousands)
Income Statement:
Interest income	$175,140	$175,650	$185,272
Interest income (TE)	177,776	178,109	187,998
Interest expense	9,578	9,643	11,257

Net interest income (TE)	168,198	168,466	176,741
Provision for loan losses	7,963	7,331	9,578
Noninterest income excluding securities transactions	56,699	58,894	60,187
Securities transactions gains	—	105	—
Noninterest expense	146,982	174,213	159,602

Income before income taxes	67,316	43,462	65,022
Income tax expense	18,201	8,746	16,446

Net income	$49,115	$ 34,716	$48,576

Securities transactions	—	105	—
One-time noninterest expense items:
Costs associated with efficiency initiative and other items	—	17,116	—

Total one-time noninterest expense items	—	17,116	—
Taxes on adjustments	—	5,954	—

Total adjustments, net of tax	—	11,057	—

Operating income (a)	$49,115	$ 45,773	$48,576

(a)	Net income less tax-effected securities gains/losses and one-time noninterest expense items. Management believes that this is a useful financial measure that helps investors compare the Company’s fundamental operations over time.
(b)	For internal analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Performance Ratios
Return on average assets	1.05%	0.74%	1.03%
Return on average assets (operating) (a)	1.05%	0.97%	1.03%
Return on average common equity	8.18%	5.85%	8.05%
Return on average common equity (operating) (a)	8.18%	7.71%	8.05%
Tangible common equity ratio	9.24%	9.00%	9.14%
Earning asset yield (TE)	4.29%	4.32%	4.60%
Total cost of funds	0.23%	0.23%	0.28%
Net interest margin (TE)	4.06%	4.09%	4.32%
Efficiency ratio (b)	62.23%	65.94%	64.17%
Allowance for loan losses to period-end loans	1.02%	1.08%	1.20%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	112.64%	111.97%	87.34%
Average loan/deposit ratio	81.20%	79.93%	75.30%
Noninterest income excluding securities transactions to total revenue (TE)	25.21%	25.90%	25.40%

(a)	Excludes tax-effected securities transactions and one-time noninterest expense items. Management believes that this is a useful financial measure that helps investors compare the Company’s fundamental operations over time.
(b)	Efficiency ratio is defined as noninterest expense as a percent of total revenue (TE) before amortization of purchased intangibles, one-time expense items and securities transactions.

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Asset Quality Information
Non-accrual loans (a)	$85,348	$84,011	$115,289
Restructured loans (b)	24,511	24,947	34,390

Total non-performing loans	109,859	108,958	149,679
Other real estate (ORE) and foreclosed assets	69,813	76,979	79,627

Total non-performing assets	179,672	185,937	229,306

Non-performing assets to loans, ORE and foreclosed assets	1.43%	1.50%	1.98%
Accruing loans 90 days past due (a)	$3,998	$10,387	$8,076
Accruing loans 90 days past due to loans	0.03%	0.08%	0.07%
Non-performing assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.46%	1.58%	2.05%
Net charge-offs - non-covered	$3,978	$5,216	$6,633
Net charge-offs - covered	2,510	(3,399)	3,222
Net charge-offs - non-covered to average loans	0.13%	0.17%	0.23%
Allowance for loan losses	$128,248	$133,626	$137,777
Allowance for loan losses to period-end loans	1.02%	1.08%	1.20%
Allowance for loan losses to non-performing loans + accruing loans 90 days past due	112.64%	111.97%	87.34%
Provision for loan losses	$7,963	$7,331	$9,578

(a)	Non-accrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan. Nonaccrual restructured loans are reported in the total for restructured loans. See note (b) below.
(b)	Included in restructured loans are $16.1 million, $15.7 million, and $21.1 million in non-accrual loans at 3/31/14, 12/31/13, and 3/31/13, respectively. Total excludes acquired credit-impaired loans.

Supplemental Asset Quality Information	Originated	Acquired (a)	Covered (a) (b)	Total
	March 31, 2014
Non-accrual loans	$63,348	$18,626	$3,374	$85,348
Restructured loans	20,590	3,921	—	24,511

Total non-performing loans	83,938	22,547	3,374	109,859
ORE and foreclosed assets (c)	45,386	—	24,427	69,813

Total non-performing assets	129,324	22,547	27,801	179,672

Accruing loans 90 days past due	2,543	1,455	—	3,998
Allowance for loan losses	79,560	5,259	43,429	128,248

	December 31, 2013
Non-accrual loans	$61,887	$18,580	$3,544	$84,011
Restructured loans	21,222	3,725	—	24,947

Total non-performing loans	83,109	22,305	3,544	108,958
ORE and foreclosed assets	51,240	—	25,739	76,979

Total non-performing assets	134,349	22,305	29,283	185,937

Accruing loans 90 days past due	3,298	7,089	—	10,387
Allowance for loan losses	78,885	1,647	53,094	133,626

Loans Outstanding	Originated	Acquired (a)	Covered (a) (b)	Total
	March 31, 2014
Commercial non-real estate loans	$4,353,549	$830,211	$14,269	$5,198,029
Construction and land development loans	824,837	134,443	19,518	978,798
Commercial real estate loans	2,110,096	907,170	52,050	3,069,316
Residential mortgage loans	1,228,170	293,111	199,026	1,720,307
Consumer loans	1,407,712	107,501	46,274	1,561,487

Total loans	9,924,364	2,272,436	331,137	12,527,937

Change in loan balance from previous quarter	430,232	(199,583)	(27,530)	203,120

	December 31, 2013
Commercial non-real estate loans	$4,113,837	$926,997	$23,390	$5,064,224
Construction and land development loans	752,381	142,931	20,229	915,541
Commercial real estate loans	2,022,528	967,148	53,165	3,042,841
Residential mortgage loans	1,196,256	315,340	209,018	1,720,614
Consumer loans	1,409,130	119,603	52,864	1,581,597

Total loans	9,494,132	2,472,019	358,666	12,324,817

Change in loan balance from previous quarter	793,365	(169,684)	(33,336)	590,345

(a)	Acquired and covered loans are subject to purchase accounting guidance as described in note 4 to the condensed consolidated financial statements.
(b)	Acquired loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.
(c)	ORE received in settlement of acquired loans is no longer subject to purchase accounting guidance and has been included with ORE from originated loans. ORE received in settlement of covered loans remains covered under the FDIC loss share agreements.

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Period-end Balance Sheet
Total loans, net of unearned income	$12,527,937	$12,324,817	$11,482,762
Loans held for sale	15,911	24,515	34,813
Securities	3,797,883	4,033,124	4,662,279
Short-term investments	280,373	268,839	475,677

Earning assets	16,622,104	16,651,295	16,655,531
Allowance for loan losses	(128,248)	(133,626)	(137,777)
Goodwill	625,675	625,675	625,675
Other intangible assets, net	152,734	159,773	181,853
Other assets	1,731,905	1,706,134	1,738,841

Total assets	$19,004,170	$19,009,251	$19,064,123

Noninterest bearing deposits	$5,613,872	$5,530,253	$5,418,463
Interest bearing transaction and savings deposits	6,118,150	6,162,959	6,017,735
Interest bearing public funds deposits	1,451,430	1,571,532	1,528,790
Time deposits	2,091,322	2,095,772	2,288,363

Total interest bearing deposits	9,660,902	9,830,263	9,834,888

Total deposits	15,274,774	15,360,516	15,253,351
Short-term borrowings	712,634	657,960	722,537
Long-term debt	380,001	385,826	393,920
Other liabilities	174,227	179,880	217,215
Stockholders’ equity	2,462,534	2,425,069	2,477,100

Total liabilities & stockholders’ equity	$19,004,170	$19,009,251	$19,064,123

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Average Balance Sheet
Total loans, net of unearned income	$12,379,316	$11,903,603	11,492,837
Loans held for sale	19,207	18,776	37,091
Securities (a)	3,935,616	4,070,657	3,929,255
Short-term investments	406,214	383,551	1,058,519

Earning assets	16,740,353	16,376,587	16,517,702
Allowance for loan losses	(134,670)	(138,708)	(137,110)
Goodwill and other intangible assets	781,434	788,990	811,213
Other assets	1,667,990	1,712,222	1,960,846

Total assets	$19,055,107	$18,739,091	$19,152,651

Noninterest bearing deposits	$5,499,993	$5,483,918	5,314,648
Interest bearing transaction and savings deposits	6,072,113	5,981,110	5,982,345
Interest bearing public fund deposits	1,526,611	1,253,199	1,608,925
Time deposits	2,170,426	2,197,450	2,406,772

Total interest bearing deposits	9,769,150	9,431,759	9,998,042

Total deposits	15,269,143	14,915,677	15,312,690
Short-term borrowings	785,063	848,934	763,696
Long-term debt	386,026	381,561	396,414
Other liabilities	178,895	237,151	231,841
Stockholders’ equity	2,435,980	2,355,768	2,448,010

Total liabilities & stockholders’ equity	$19,055,107	$18,739,091	$19,152,651

(a)	Average securities does not include unrealized holding gains/losses on available for sale securities.

LIQUIDITY

Liquidity management is focused on ensuring that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. Hancock develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. As shown in the table below, our ratio of free securities to total securities was 21% at March 31, 2014, compared to 22% at December 31, 2013 and 41% at March 31, 2013. Free securities represent securities that are not pledged for any purpose, and include unpledged securities assigned to short-term dealer repo agreements or to the Federal Reserve Bank discount window. As discussed later, the Company redeployed approximately $1.0 billion of excess short-term liquidity investments from the end of 2012 into the securities portfolio during the latter part of the first quarter of 2013. Beginning in the last half of 2013, the Company has been funding loan growth from maturities and payoffs of the investment securities portfolio.

Liquidity Metrics	March 31,	December 31,	March 31,
	2014	2013	2013
Free securities / total securities*	21.00%	22.00%	41.00%
Noncore deposits / total deposits	8.67%	8.33%	8.47%
Wholesale funds / core deposits	7.83%	7.41%	8.00%

*	total debt securities, excluding fair value adjustments

The liability portion of the balance sheet provides liquidity mainly through various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. Core deposits consist of total deposits less certificates of deposits (CDs) of $100,000 or more, brokered CDs, and balances in sweep time deposit products used by commercial customers. Periodically, as part of its contingency funding plan, the Company issues brokered CDs through third-party intermediaries. Brokered CDs outstanding at March 31, 2014 totaled $98 million, compared to $60 million at December 31, 2013.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity to meet short-term funding requirements. Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 7.83% of core deposits at March 31, 2014. See the discussion of “Deposits” for more information. Besides funding from customer sources, our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $2.8 billion and borrowing capacity at the Federal Reserve’s discount window in excess of $0.5 billion at March 31, 2014. No amounts had been borrowed under these lines at March 31, 2014 or year-end 2013.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the three months ended March 31, 2014 and 2013.

Dividends received from the Bank has been the primary source of funds available to the Company for the payment of dividends to our stockholders and for servicing debt issued by the holding company. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Company. It is the Company’s policy to maintain assets at the holding company to provide liquidity sufficient to fund five quarters of anticipated stockholder dividends, debt service and operations.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.5 billion at March 31, 2014, up $37 million from December 31, 2013. The tangible common equity ratio increased to 9.24% at March 31, 2014 from 9.00% at December 31, 2013.

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Both the Company and its bank subsidiary are currently required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and 4.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%.

On July 2, 2013 the Federal Reserve Board finalized its rule implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The interim final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier 1 ratio of 4.5% of risk-weighted assets, raises the minimum Tier 1 capital ratio from 4% to 6% of risk-weighted assets and sets a new conservation buffer of 2.5% of risk-weighted assets. The final rule is effective for the Company on January 1, 2015; however, the rule allows for transition periods for certain changes, including the conservation buffer. Based on estimated capital ratios using Basel III definitions, the Company and the Bank currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

At March 31, 2014, the regulatory capital ratios of the Company and the Bank were well in excess of current regulatory minimum requirements, as indicated in the table below. The Company and the Bank have been categorized as “well capitalized” in the most recent notices received from our regulators. Regulatory capital ratios for the Company and the Bank increased from December 31, 2013 to March 31, 2014 as the Company’s net income exceeded dividends.

	March 31,	December 31,
	2014	2013
Regulatory ratios:
Total capital (to risk weighted assets)
Hancock Holding Company	13.20%	13.11%
Whitney Bank	13.02%	12.98	%*
Tier 1 capital (to risk weighted assets)
Hancock Holding Company	11.90%	11.76%
Whitney Bank	11.72%	11.64	%*
Tier 1 leverage capital
Hancock Holding Company	9.43%	9.34%
Whitney Bank	9.32%	9.29	%*

*	Restated to give effect to merger of Hancock Bank and Whitney Bank

(1)	Tier 1 capital generally includes common equity, retained earnings, non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock, reduced by goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets. Total capital consists of Tier 1 capital plus perpetual preferred stock not qualifying as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of allowances for credit losses.
(2)	The risk-weighted asset base is equal to the sum of the aggregate value of assets and credit-converted off-balance sheet items in each risk category as specified in regulatory guidelines, multiplied by the weight assigned by the guidelines to that category.
(3)	The Tier 1 leverage capital ratio is Tier 1 capital divided by average total assets reduced by the deductions for Tier 1 capital noted above.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $3.8 billion at March 31, 2014, down $235 million (6%) from the end of December 2013, and down $864 million (19%) from March 31, 2013. During the first quarter of 2014, funds from repayments and maturities in the securities portfolio were used primarily to support loan growth. At March 31, 2014, securities available for sale totaled $1.4 billion and securities held to maturity totaled $2.4 billion.

Our securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return. We invest only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two to five. At March 31, 2014, the average maturity of the portfolio was 4.63 years with an effective duration of 3.81 and a weighted-average yield of 2.31%. The effective duration increases to 4.16 with a 100 basis point increase in the yield curve and to 4.45 with a 200 basis point increase. At year-end 2013, the average maturity of the portfolio was 3.97 years with an effective duration of 3.93 and a weighted-average yield of 2.28%.

Loans

Total loans at March 31, 2014 were $12.5 billion, up $203 million from December 31, 2013 and up $1 billion (9%) from March 31, 2013. Excluding the FDIC-covered portfolio, which has declined almost $28 million during the first three months of 2014, total loans increased $231 million (2%) compared to year-end 2013. The non-covered loan portfolio was up $1.2 billion (11%) from March 31, 2013.

See Note 3 to the consolidated financial statements for the composition of originated, acquired and covered loans at March 31, 2014 and December 31, 2013. Originated loans include all loans not included in the acquired and covered loan portfolios described as follows. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011 and that continue to be subject to purchase accounting considerations. Acquired loans include those that were performing satisfactorily at the acquisition date (acquired-performing) and loans acquired with evidence of credit deterioration (acquired-impaired). Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. Certain differences in the accounting for originated loans and for acquired-performing and acquired-impaired loans (which include all covered loans) are described in Note 3 to the consolidated financial statements.

The largest component of linked-quarter net growth (excluding the FDIC-covered portfolio) was in the commercial and industrial (C&I) portfolio, with additional growth in the construction, commercial real estate (CRE) and residential mortgage portfolios. Many of the markets across the Company’s footprint reported net period-end loan growth during the quarter, with the majority of the growth in the Houston, southwest Louisiana, Mississippi, and central Florida regions. For the full year of 2014 management expects period-end loan growth in the upper single digit range.

The Company’s commercial customer base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers increased approximately $80 million at March 31, 2014, compared to December 31, 2013. The majority of the O&G portfolio is with customers providing transportation and other services and products to support exploration and production activities. The Bank lends mainly to middle-market and smaller commercial entities, although it also participates in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared credits funded at March 31, 2014 totaled approximately $1.5 billion, up about 1% from December 31, 2013. Approximately $884 million of shared national credits were with O&G customers at March 31, 2014, an increase of about 1% from year-end.

Construction and land development loans (C&D) loans and commercial real estate (CRE) loans in the originated and acquired portfolios increased a net $92 million over the first three months of 2014. CRE loans include loans on both income-producing properties as well as properties used by borrowers in commercial operations. The largest component of new lending activity during 2014 has been on properties used by smaller C&I customers. Overall, opportunities for funding new quality projects in the current environment, while improving, remain limited.

Residential mortgages in the originated and acquired portfolios were up a net $10 million over the first three months of 2014. Consumer loans decreased by a net $14 million over the first three months of 2014.

Total covered loans at March 31, 2014 were down $146 million from March 31, 2013 and $28 million from December 31, 2013, reflecting normal repayments, charge-offs and foreclosures. The covered portfolio will continue to decline over the terms of the loss share agreements.

Allowance for Loan Losses and Asset Quality

The Company’s total allowance for loan losses was $128.2 million at March 31, 2014, down from $133.6 million at December 31, 2013. The ratio of the allowance to period-end loans was 1.02%, compared to 1.08% at December 31, 2013. The allowance maintained on the originated portion of the loan portfolio totaled $79.6 million, or 0.80% of related loans, at March 31, 2014, compared to $78.9 million, or 0.83% of related loans, at December 31, 2013.

During the first quarter of 2014, Hancock recorded a total provision for loan losses of $8.0 million, down from $9.6 million in the first quarter of 2013. The provision for non-covered loans was $8.3 million in the first quarter of 2014, compared to $3.0 million in the first quarter of 2013. The net provision from the covered portfolio was a credit of $0.3 million for the first quarter of 2014 compared to $6.6 million provision for the first quarter of 2013. The decrease in the provision year-over-year was caused by reductions in the estimates on future losses.

Net charge-offs from the non-covered loan portfolio were $4.0 million, or 0.13% of average total loans on an annualized basis, in the first quarter of 2014, down from $6.6 million, or 0.23% in the first quarter of 2013. The decrease is mainly in commercial and real estate loans.

In the following tables, certain disaggregated information was not available for the commercial non-real estate, construction and land development and commercial real estate loans categories for March 31, 2013. In these instances, combined information for these categories is provided under the caption “commercial loans.”

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Allowance for loan losses at beginning of period	$133,626	$138,223	$136,171

Loans charged-off:
Non-covered loans:
Commercial	—	—	7,027
Commercial non real estate	2,386	1,473	—
Commercial and land development	91	2,765	—
Commercial real estate	723	1,807	—
Residential mortgages	241	748	135
Consumer	4,041	4,722	4,075

Total non-covered charge-offs	7,482	11,515	11,237

Covered loans:
Commercial	—	—	3,569
Commercial non real estate	46	390	—
Commercial and land development	458	(540)	—
Commercial real estate	3,117	98	—
Residential mortgages	308	585	24
Consumer	81	105	539

Total covered charge-offs	4,010	638	4,132

Total charge-offs	11,492	12,153	15,369

Recoveries of loans previously charged-off:
Non-covered loans:
Commercial	—	—	2,723
Commercial non real estate	826	2,409	—
Commercial and land development	651	433	—
Commercial real estate	331	1,019	—
Residential mortgages	94	945	487
Consumer	1,602	1,493	1,394

Total non-covered recoveries	3,504	6,299	4,604

Covered loans:
Commercial	—	—	523
Commercial non real estate	445	—	—
Commercial and land development	857	181	—
Commercial real estate	136	3,763	—
Residential mortgages	6	—	24
Consumer	56	93	363

Total covered recoveries	1,500	4,037	910

Total recoveries	5,004	10,336	5,514

Net charge-offs - non-covered	3,978	5,216	6,633
Net charge-offs - covered	2,510	(3,399)	3,222

Total net charge-offs	6,488	1,817	9,855

Provision for loan losses before FDIC benefit - covered	(7,155)	(10,643)	8,484
(Benefit) attributable to FDIC loss share agreement	6,853	10,111	(1,883)
Provision for loan losses non-covered loans	8,265	7,863	2,977

Provision for loan losses, net	7,963	7,331	9,578
Increase (decrease) in FDIC loss share receivable	(6,853)	(10,111)	1,883

Allowance for loan losses at end of period	$128,248	$133,626	$137,777

Ratios:
Gross charge-offs - non-covered to average loans	0.24%	0.38%	0.39%
Recoveries - non-covered to average loans	0.11%	0.21%	0.16%
Net charge-offs - non-covered to average loans	0.13%	0.17%	0.23%
Allowance for loan losses to period-end loans	1.02%	1.08%	1.20%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus real estate owned (ORE) and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	March 31,	December 31,
	2014	2013
	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial non-real estate loans	$13,580	$8,705
Commercial non-real estate loans - restructured	3,543	4,654

Total commercial non-real estate loans	17,123	13,359

Construction and land development loans	9,152	8,770
Construction and land development loans - restructured	7,850	7,930

Total construction and land development loans	17,002	16,700

Commercial real estate loans	32,637	37,369
Commercial real estate loans - restructured	4,153	3,091

Total commercial real estate loans	36,790	40,460

Residential mortgage loans	23,017	22,255
Residential mortgage loans - restructured	507	—

Total residential mortgage loans	23,524	22,255

Consumer loans	6,962	6,912

Total non-accrual loans	101,401	99,686

Restructured loans:
Commercial non-real estate loans - non-accrual	3,543	4,654
Construction and land development loans - non-accrual	7,850	7,930
Commercial real estate loans - non-accrual	4,153	3,091
Residential mortgage loans - non-accrual	507	—
Consumer loans - non-accrual	—	—

Total restructured loans - non-accrual	16,053	15,675

Commercial non-real estate loans - still accruing	2,302	2,323
Construction and land development loans - still accruing	3,275	3,298
Commercial real estate loans - still accruing	2,881	3,144
Residential mortgage loans - still accruing	—	507
Consumer loans - still accruing	—	—
Total restructured loans - still accruing	8,458	9,272

Total restructured loans	24,511	24,947

ORE and foreclosed assets	69,813	76,979

Total non-performing assets*	$179,672	$185,937

Loans 90 days past due still accruing	$3,998	$10,387

Ratios:
Non-performing assets to loans plus ORE and foreclosed assets	1.43%	1.50%
Allowance for loan losses to non-performing loans and accruing loans 90 days past due	112.64%	111.97%
Loans 90 days past due still accruing to loans	0.03%	0.08%

*	Includes total non-accrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Non-performing assets (NPAs) totaled $179.7 million at March 31, 2014, down from $185.9 million at December 31, 2013, and down from $229.3 million at March 31, 2013. During the first quarter, total non-performing loans increased less than 1%, while foreclosed and surplus real estate (ORE) and other foreclosed assets decreased over $7 million. Non-performing assets as a percent of total loans, ORE and other foreclosed assets were 1.02% at March 31, 2014, compared to 1.08% at December 31, 2013, and 1.20% at March 31, 2013.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and Federal funds sold, increased $11.5 million from December 31, 2013 to a total of $280 million at March 31, 2014. Short-term investments were relatively stable for the first quarter of 2014. As discussed earlier in the section on “Securities,” during the latter part of the first quarter of 2013, management redeployed the excess short-term investments it had accumulated toward the end of 2012 in anticipation of possible increased demands on liquidity from the expiration of the TAG Program.

Deposits

Total deposits at March 31, 2014 were $15.3 billion, up $21 million (1%) from March 31, 2013, and down $86 million (1%) from December 31, 2013. Average deposits for the first quarter of 2014 were $15.3 billion, virtually flat with the first quarter of 2013.

Noninterest-bearing demand deposits (DDAs) totaled $5.6 billion at March 31, 2014, up $195 million (4%) compared to March 31, 2013 and up $84 million (2%) from year-end 2013. DDAs comprised 37% of total period-end deposits at March 31, 2014 compared to 36% at March 31, 2013 and 36% at year-end 2013.

Interest-bearing public fund deposits totaled $1.5 billion at March 31, 2014, down $77 million (5%) from March 31, 2013 and $120 million (8%) from year-end 2013. Typically public fund balances increase toward year-end with subsequent reductions beginning in the first quarter.

Time deposits totaled $2.1 billion at March 31, 2014, down slightly from December 31, 2013. Balances in sweep time deposit products increased $34 million from the end of 2013. Movement of excess funds from DDAs by some commercial customers, provided most of this increase. Certificates of deposits (CDs) were down $38 million (2%) compared to December 31, 2013 as low yields available to customers on maturing CDs continue to drive reductions in CD balances.

Short-Term Borrowings

At March 31, 2014, short-term borrowings totaled $713 million, up $55 million (8%) from December 31, 2013. Securities sold under agreements to repurchase are the main source of short-term borrowings. These agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.

OFF-BALANCE SHEET ARRANGEMENTS

Loan Commitments and Letters of Credit

In the normal course of business, the Bank enters into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of its customers. Such instruments are not reflected in the accompanying consolidated financial statements until they are funded, although they expose the Bank to varying degrees of credit risk and interest rate risk in much the same way as funded loans.

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

A substantial majority of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support.

The following table shows the commitments to extend credit and letters of credit at March 31, 2014 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Commitments to extend credit	$5,296,538	$2,689,159	$1,099,428	$991,059	$516,892
Letters of credit	423,619	308,977	57,019	54,230	3,393

Total	$5,720,157	$2,998,136	$1,156,447	$1,045,289	$520,285

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

During the second quarter of 2013, in order to better refine the process and reflect the activity in the Bank’s loan portfolios at a more granular level, management revised the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses for the originated portfolio. The change in methodology was implemented as of April 1, 2013 and resulted in no material change in the total amount of allowance for loan losses.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 13 to our Consolidated Financial Statements included elsewhere in this report.

SEGMENT REPORTING

Note 12 to the consolidated financial statements provides information about the Company’s reportable operating segments and presents comparative financial information for these operating segments for the three month periods ended March 31, 2014 and March 31, 2013.

Net income in the first quarter of 2014 for the Hancock segment totaled $13.3 million, up $1.8 million from the same period in 2013. Net interest income increased $3.7 million mainly due to an increase in purchased loan accretion. Noninterest income decreased $4.0 million primarily related to the amortization to the FDIC loss share receivable. Noninterest expense decreased $5.1 million between these periods, mainly attributable to savings associated with the Company’s current expense reduction and efficiency initiative discussed in the “Overview” section under “Highlights of First Quarter 2014 Financial Results”.

Net income for the Whitney segment in the first quarter of 2014 totaled $35.8 million, down almost $1 million from the same period in 2013. Net interest income decreased by $12.5 million mainly due to lower core loan yields. Noninterest income increased $1.9 million primarily due to the deposit premium related to the first quarter sale of branches. Noninterest expense decreased $7.5 million primarily related to savings associated with the efficiency initiative.

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

Hancock measures its interest rate sensitivity primarily by running net interest income simulations. The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, re-pricing and maturity characteristics of the existing and projected balance sheet. The table below presents the results of simulations run as of March 31, 2014, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive as compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
Change in interest rate (basis point)	Estimated increase (decrease) in net interest income
Stable	0.00%
+100	1.78%
+200	4.27%
+300	6.86%

Note: Decrease in interest rates discontinued in the current rate environment

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December  31, 2013 included in our 2013 Annual Report on Form 10-K.

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

Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2013. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended March 31, 2014.

	(a) Total number of shares or units purchased	(b) Average price paid per share	(c) Total number of shares purchased as a part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under plans or programs
Jan. 1, 2014 - Jan. 31, 2014	—	$—	—	1,426,458
Feb. 1, 2014 - Feb. 28, 2014	—	—	—	1,426,458
Mar. 1, 2014 - Mar. 31, 2014	—	—	—	1,426,458

Total	—	$—	—

(1)	The Company publicly announced its stock buy-back program on April 30, 2013.

Item 6. Exhibits.

(a) Exhibits:

Exhibit Number	Description
31.1	Certification of Chief Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ Carl J. Chaney
Carl J. Chaney
President & Chief Executive Officer

/s/ John M. Hairston
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer

Date:	May 9, 2014

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.