Form 10-Q
period 2014-06-30
HANCOCK HOLDING CO
filed 2014-08-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

81,861,999 common shares were outstanding as of August 1, 2014.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 30	December 31,
	2014	2013
	unaudited
ASSETS
Cash and due from banks	$424,609	$348,440
Interest-bearing bank deposits	439,342	267,236
Federal funds sold	1,346	1,604
Securities available for sale, at fair value (amortized cost of $1,304,997 and $1,408,780)	1,333,401	1,421,772
Securities held to maturity (fair value of $2,355,413 and $2,576,584)	2,343,828	2,611,352
Loans held for sale	22,017	24,515
Loans	12,884,056	12,324,817
Less: allowance for loan losses	(128,672)	(133,626)

Loans, net	12,755,384	12,191,191

Property and equipment, net of accumulated depreciation of $183,842 and $172,798	414,783	432,346
Prepaid expenses	65,331	65,220
Other real estate, net	59,537	76,668
Accrued interest receivable	44,259	42,977
Goodwill	621,193	625,675
Other intangible assets, net	145,825	159,773
Life insurance contracts	389,398	381,437
FDIC loss share receivable	90,255	113,834
Deferred tax asset, net	61,116	89,708
Other assets	137,807	155,503

Total assets	$19,349,431	$19,009,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$5,723,663	$5,530,253
Interest-bearing transaction, savings, money market and time	9,521,564	9,830,263

Total deposits	15,245,227	15,360,516

Short-term borrowings	1,063,664	657,960
Long-term debt	374,991	385,826
Accrued interest payable	4,090	4,353
Other liabilities	168,877	175,527

Total liabilities	16,856,849	16,584,182

Stockholders’ equity
Common stock—$3.33 par value per share; 350,000,000 shares authorized, 81,860,299 and 82,237,162 issued and outstanding, respectively	272,595	273,850
Capital surplus	1,566,336	1,558,432
Retained earnings	676,942	628,166
Accumulated other comprehensive (loss), net	(23,291)	(35,379)

Total stockholders’ equity	2,492,582	2,425,069

Total liabilities and stockholders’ equity	$19,349,431	$19,009,251

See notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$151,755	$156,651	$302,932	$320,633
Securities-taxable	21,069	21,520	43,777	40,924
Securities-tax exempt	965	1,198	1,992	2,439
Federal funds sold and other short term investments	212	280	440	925

Total interest income	174,001	179,649	349,141	364,921

Interest expense:
Deposits	5,251	6,189	10,603	12,934
Short-term borrowings	822	1,055	1,871	2,374
Long-term debt and other interest expense	3,150	3,226	6,327	6,419

Total interest expense	9,223	10,470	18,801	21,727

Net interest income	164,778	169,179	330,340	343,194
Provision for loan losses	6,691	8,257	14,654	17,835

Net interest income after provision for loan losses	158,087	160,922	315,686	325,359

Noninterest income:
Service charges on deposit accounts	19,269	19,864	37,981	38,879
Trust fees	11,499	9,803	21,737	18,495
Bank card and ATM fees	11,596	11,399	22,165	22,457
Investment and annuity fees	5,097	5,192	10,049	9,769
Secondary mortgage market operations	1,758	4,139	3,723	8,522
Insurance commissions and fees	1,888	4,845	5,632	8,839
Amortization of FDIC loss share receivable	(3,321)	—	(7,229)	—
Other income	8,612	8,655	19,039	17,123

Total noninterest income	56,398	63,897	113,097	124,084

Noninterest expense:
Compensation expense	68,528	71,327	135,693	142,678
Employee benefits	12,588	16,268	26,855	32,844

Personnel expense	81,116	87,595	162,548	175,522

Net occupancy expense	10,869	12,404	22,135	24,730
Equipment expense	4,065	4,919	8,339	10,220
Data processing expense	12,887	12,781	25,306	24,315
Professional services expense	9,179	8,726	15,588	16,672
Amortization of intangibles	6,744	7,431	13,782	14,986
Telecommunications and postage	3,863	5,059	7,446	9,087
Deposit insurance and regulatory fees	2,743	4,200	5,710	7,846
Other real estate expense, net	84	3,355	1,861	4,063
Other expense	25,308	15,780	41,125	34,411

Total noninterest expense	156,858	162,250	303,840	321,852

Income before income taxes	57,627	62,569	124,943	127,591
Income taxes	17,665	15,707	35,866	32,153

Net income	$39,962	$46,862	$89,077	$95,438

Basic earnings per common share	$0.48	$0.55	$1.06	$1.11

Diluted earnings per common share	$0.48	$0.55	$1.06	$1.11

Dividends paid per share	$0.24	$0.24	$0.48	$0.48

Weighted average shares outstanding-basic	81,933	83,279	82,099	84,071

Weighted average shares outstanding-diluted	82,174	83,357	82,348	84,153

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$39,962	$46,862	$89,077	$95,438
Other comprehensive income:
Net change in unrealized gains and losses	10,898	(73,951)	15,412	(86,389)
Reclassification adjustment for net losses realized and included in earnings	2,148	2,353	2,201	4,282
Amortization of unrealized net gain on securities transferred to held to maturity	906	(2,659)	1,571	(5,643)

Other comprehensive income (loss), before income taxes	13,952	(74,257)	19,184	(87,750)
Income tax (benefit) expense	5,254	(27,040)	7,096	(31,980)

Other comprehensive income (loss) net of income taxes	8,698	(47,217)	12,088	(55,770)

Comprehensive income (loss)	$48,660	$(355)	$101,165	$39,668

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),
	Shares	Amount	Surplus	Earnings	net	Total
Balance, January 1, 2013	84,847,796	$282,543	$1,647,638	$546,022	$(22,925)	$2,453,278

Net income	—	—	—	95,438	—	95,438
Other comprehensive income	—	—	—	—	(55,770)	(55,770)

Comprehensive income	—	—	—	95,438	(55,770)	39,668
Cash dividends declared ($0.48 per common share)	—	—	—	(40,894)	—	(40,894)
Common stock activity, long-term incentive plan	47,621	159	8,129	—	—	8,288
Purchase of common stock	(2,817,640)	(9,383)	(105,617)	—	—	(115,000)

Balance, June 30, 2013	82,077,777	$273,319	$1,550,150	$600,566	$(78,695)	$2,345,340

Balance, January 1, 2014	82,237,162	$273,850	$1,558,432	$628,166	$(35,379)	$2,425,069

Net income	—	—	—	89,077	—	89,077
Other comprehensive income	—	—	—	—	12,088	12,088

Comprehensive income	—	—	—	89,077	12,088	101,165
Cash dividends declared ($0.48 per common share)	—	—	—	(40,301)	—	(40,301)
Common stock activity, long-term incentive plan	213,359	710	5,939	—	—	6,649
Purchase of common stock	(590,222)	(1,965)	1,965	—	—	—

Balance, June 30, 2014	81,860,299	$272,595	$1,566,336	$676,942	$(23,291)	$2,492,582

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,077	$95,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,666	16,021
Provision for loan losses	14,654	17,835
Losses on other real estate owned	2,133	1,846
Deferred tax expense	21,495	13,134
Increase in cash surrender value of life insurance contracts	(4,601)	(6,364)
(Gain) loss on disposal of other assets	(265)	189
Net decrease in loans originated for sale	338	29,350
Net amortization of securities premium/discount	8,543	19,842
Amortization of intangible assets	13,782	14,986
Amortization of FDIC indemnification asset	7,229	—
Stock-based compensation expense	7,120	7,026
Decrease in interest payable and other liabilities	(10,085)	(5,021)
Funds collected under FDIC loss share agreements	—	33,919
(Increase) decrease in FDIC loss share receivable	8,730	(5,499)
Decrease in other assets	6,260	40,522
Other, net	4,010	(230)

Net cash provided by operating activities	184,086	272,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	1,301	—
Proceeds from maturities of securities available for sale	145,812	368,016
Purchases of securities available for sale	(48,404)	(1,017,619)
Proceeds from maturities of securities held to maturity	266,657	295,922
Purchases of securities held to maturity	(1,031)	(345,644)
Net (increase) decrease in interest-bearing bank deposits	(172,106)	1,058,901
Net decrease (increase) in federal funds sold and short-term investments	258	(1,630)
Net increase in loans	(581,169)	(147,380)
Purchases of property and equipment	(10,881)	(18,601)
Proceeds from sales of property and equipment	6,946	250
Proceeds from sales of other real estate	29,688	56,826
Other, net	14,873	(3,726)

Net cash provided by (used in) investing activities	(348,056)	245,315

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(115,289)	(588,250)
Net increase in short-term borrowings	405,704	188,974
Repayments of long-term debt	(17,756)	(17,645)
Issuance of long-term debt	6,921	6,178
Dividends paid	(40,301)	(40,894)
Repurchase of common stock	—	(115,000)
Proceeds from exercise of stock options	860	399

Net cash provided by (used in) financing activities	240,139	(566,238)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	76,169	(47,929)
CASH AND DUE FROM BANKS, BEGINNING	348,440	448,491

CASH AND DUE FROM BANKS, ENDING	$424,609	$400,562

SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$15,299	$27,048

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Holding Company and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

The Company invests in projects that yield tax credits issued under the Qualified Zone Academy Bonds (QZAB), Qualified School Construction Bonds (QSCB), Federal and State New Market Tax Credit (NMTC), and Low-Income Housing Tax Credit (LIHTC) programs. Returns on these investments are generated through the receipt of federal and state tax credits. The tax credits are recorded as a reduction to the income tax provision in the year that they are earned. Tax credits from QZAB and QSCB bonds are generally earned over the life of the bonds in lieu of interest income. Credits on Federal NMTC investments are earned over the seven-year compliance period beginning with the year of investment. Credits on State NMTC investments are generally earned over a three- to five- year period depending upon the specific state program. Tax Credits for Low-Income Housing investments are earned over a ten-year period beginning with the year in which rental activity begins. These tax credits, if not used in the tax return for the year when the credits are first available for use, can be carried forward for 20 years. For those investments where the return of the principal is not expected, the equity investment is amortized over the life of the tax compliance period as a component of noninterest expense.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation (continued)

Reportable Segment Disclosures

Accounting standards require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. On March 31, 2014, the Company combined its two state bank charters into one charter. Due to the charter change and consistent with its stated strategy that is focused on providing a consistent package of community banking products and services across all markets, the Company has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented.

There were no other material changes or developments with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

2. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow (in thousands):

Securitites Available for Sale

	June 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$283	$—	$1	$282	$504	$2	$1	$505
Municipal obligations	20,539	298	—	20,837	35,809	177	25	35,961
Mortgage-backed securities	1,179,186	33,044	4,105	1,208,125	1,262,633	24,402	10,077	1,276,958
CMOs	92,669	—	1,721	90,948	96,369	—	2,244	94,125
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
Equity securities	8,820	890	1	9,709	9,965	785	27	10,723

	$1,304,997	$34,232	$5,828	$1,333,401	$1,408,780	$25,366	$12,374	$1,421,772

Securitites Held to Maturity
	June 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$—	$—	$—	$—	$100,000	$316	$—	$100,316
Municipal obligations	185,132	2,631	1,922	185,841	193,189	919	6,436	187,672
Mortgage-backed securities	954,070	19,481	693	972,858	1,003,327	296	4,671	998,952
CMOs	1,204,626	5,405	13,317	1,196,714	1,314,836	1,062	26,254	1,289,644

	$2,343,828	$27,517	$15,932	$2,355,413	$2,611,352	$2,593	$37,361	$2,576,584

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

The following table presents the amortized cost and fair value of debt securities at June 30, 2014 by contractual maturity (in thousands). Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and CMOs.

	Amortized Cost	Fair Value

Debt Securities Available for Sale
Due in one year or less	$12,872	$12,906
Due after one year through five years	162,474	162,602
Due after five years through ten years	171,206	178,164
Due after ten years	949,625	970,020

Total available for sale debt securities	$1,296,177	$1,323,692

	Amortized Cost	Fair Value

Debt Securities Held to Maturity
Due in one year or less	$5,940	$5,969
Due after one year through five years	655,817	646,032
Due after five years through ten years	106,088	104,789
Due after ten years	1,575,983	1,598,623

Total held to maturity securities	$2,343,828	$2,355,413

The Company held no securities classified as trading at June 30, 2014 or December 31, 2013.

The details for securities classified as available for sale with unrealized losses for the periods indicated follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2014	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$144	$1	$35	$—	$179	$1
Municipal obligations	—	—	—	—	—	—
Mortgage-backed securities	19,753	70	130,591	4,035	150,344	4,105
CMOs	49,381	522	41,567	1,199	90,948	1,721
Equity securities	—	—	3	1	3	1

	$69,278	$593	$172,196	$5,235	$241,474	$5,828

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$205	$1	$—	$—	$205	$1
Municipal obligations	7,975	25	—	—	7,975	25
Mortgage-backed securities	376,350	7,164	49,061	2,913	425,411	10,077
CMOs	94,125	2,244	—	—	94,125	2,244
Corporate debt securities	—	—	—	—	—
Equity securities	3,282	26	3	1	3,285	27

	$481,937	$9,460	$49,064	$2,914	$531,001	$12,374

The details for securities classified as held to maturity with unrealized losses for the periods indicated follow (in thousands):

	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2014	Value	Losses	Value	Losses	Value	Losses
Municpal obligations	$495	$5	$60,099	$1,917	$60,594	$1,922
Mortgage-backed securities	—	—	134,550	693	134,550	693
CMOs	206,634	2,452	649,544	10,865	856,178	13,317

	$207,129	$2,457	$844,193	$13,475	$1,051,322	$15,932

	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
Municpal obligations	$131,499	$6,311	$2,878	$125	$134,377	$6,436
Mortgage-backed securities	950,288	4,671	—	—	950,288	4,671
CMOs	947,061	25,088	175,633	1,166	1,122,694	26,254

	$2,028,848	$36,070	$178,511	$1,291	$2,207,359	$37,361

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

The unrealized losses relate to changes in market rates on fixed-rate debt securities since the respective purchase dates. In all cases, the indicated impairment would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to meet contractual obligations. The Company believes it has adequate liquidity and, therefore, does not plan to and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Securities with carrying values totaling $2.9 billion at June 30, 2014 and $3.1 billion at December 31, 2013 were pledged primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses

Loans, net of unearned income, consisted of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Originated loans:
Commercial non-real estate	$4,610,696	$4,113,837
Construction and land development	903,610	752,381
Commercial real estate	2,173,006	2,022,528
Residential mortgages	1,469,977	1,196,256
Consumer	1,501,163	1,409,130

Total originated loans	$10,658,452	$9,494,132

Acquired loans:
Commercial non-real estate	$769,159	$926,997
Construction and land development	119,847	142,931
Commercial real estate	836,646	967,148
Residential mortgages	111,724	315,340
Consumer	84,403	119,603

Total acquired loans	$1,921,779	$2,472,019

Covered loans:
Commercial non-real estate	$13,836	$23,390
Construction and land development	17,199	20,229
Commercial real estate	46,611	53,165
Residential mortgages	189,570	209,018
Consumer	36,609	52,864

Total covered loans	$303,825	$358,666

Total loans:
Commercial non-real estate	$5,393,691	$5,064,224
Construction and land development	1,040,656	915,541
Commercial real estate	3,056,263	3,042,841
Residential mortgages	1,771,271	1,720,614
Consumer	1,622,175	1,581,597

Total loans	$12,884,056	$12,324,817

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following briefly describes the distinction between originated, acquired and covered loans and certain significant accounting policies relevant to each category.

Originated loans

Loans originated for investment are reported at the principal balance outstanding net of unearned income. Interest on loans and accretion of unearned income, including deferred loan fees, are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recognized as income as earned.

The accrual of interest on an originated loan is discontinued when, in management’s opinion, it is probable that the borrower will be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. When accrual of interest is discontinued on a loan, all unpaid accrued interest is reversed and payments subsequently received are applied first to reduce principal, and interest income is recognized only for payments received after contractual principal has been satisfied. Loans are returned to accrual status when all the principal and interest contractually due are brought current and future payment performance is reasonably assured.

Acquired loans

Acquired loans are those purchased in the Whitney Holding Corporation acquisition on June 4, 2011. These loans were recorded at their estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing (“acquired-performing”) and those with evidence of credit deterioration (“acquired-impaired”), based on such factors as past due status, nonaccrual status and credit risk ratings (rated substandard or worse). The acquired loans were further segregated into loan pools designed to facilitate the development of expected cash flows to be used in estimating their fair value.

Acquired-performing loans were segregated into pools based on characteristics such as loan type, credit risk ratings, and contractual interest rate and repayment terms. The major loan types included commercial and industrial loans not secured by real estate, real estate construction and land development loans, commercial real estate loans, residential mortgage loans, and consumer loans, with further segregation within certain loan types as appropriate. Aggregate cash flows, both principal and interest, expected to be generated by each loan pool were estimated based on key assumptions covering such factors as prepayments, default rates, and severity of loss given a default. These assumptions were developed using both Whitney Holding Corporation’s historical experience and the portfolio characteristics at acquisition as well as available market research.

The difference at the acquisition date between the fair value and the contractual amounts due of an acquired-performing loan pool (the “fair value discount”) is accreted into income over the estimated life of the pool. Acquired-performing loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

Acquired-impaired loans were segregated into pools by identifying loans with similar credit risk profiles based primarily on characteristics such as loan type and market area in which originated. Loan types included most of the major types used for the acquired-performing portfolio. The acquired-impaired loans that had been originated in Louisiana and Texas were further disaggregated from loans originated in Mississippi, Alabama and Florida, in recognition of the differences in general economic conditions affecting borrowers in these market areas. The fair value estimate for each pool of acquired-performing and acquired-impaired loans was based on the estimate of expected cash flows from the pool discounted at prevailing market rates.

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

Covered loans and the related loss share receivable

The loans purchased in the 2009 acquisition of Peoples First Community Bank (Peoples First) are covered by two loss share agreements between the FDIC and the Company which afford the Company significant loss protection. These covered loans are accounted for as acquired-impaired loans as described above in the section on acquired loans. The Company treated all loans for the Peoples First acquisition as acquired-impaired loans based on the significant amount of deteriorating and nonperforming loans comprised mainly of adjustable rate mortgages and home equity loans located in Florida. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferrable if the loans are sold. The fair value of the loss share receivable at acquisition was estimated by discounting expected reimbursements for losses from the loans covered by the loss share agreements, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the agreements.

The loss share receivable is reviewed at each reporting period and updated prospectively as loss estimates related to covered loan pools change. Increases in expected reimbursements under the loss sharing agreements will lead to an increase in the loss share receivable. A decrease in expected reimbursements is reflected first as a reversal of any previously recorded increase in the loss share receivable on the covered loan pool with the remainder reflected as a reduction in the loss share receivable’s accretion rate. Increases and decreases in the loss share receivable related to changes in loss estimates result in reductions in or additions to the provision for loan losses, which serves to offset the impact on the provision from impairments or impairment reversals recognized on the underlying covered loan pool. The excess (or shortfall) of expected claims as compared to the carrying value of the loss share receivable is accreted (amortized) into noninterest income over the shorter of the remaining life of the covered loan pool or the life of the loss share agreement. The impact on operations of a reduction in the loss share receivable’s accretion rate is associated with an increase in the accretable yield on the underlying loan pool. The indemnification asset is reduced as cash is received from the FDIC related to losses incurred on covered assets.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the loss share receivable for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended
	June 30,	June 30,
	2014	2013
Balance, January 1	$113,834	$177,844
Amortization	(7,229)	—
Charge-offs, write-downs and other losses (recoveries)	(1,048)	(1,209)
External expenses qualifying under loss share agreement	2,841	6,307
Changes due to changes in cash flow projections	(7,875)	2,877
Settlement of disallowed loss claims	(10,268)	—
Payments received from the FDIC	—	(33,919)

Ending balance	$90,255	$151,900

The loss share agreements contain specific terms and conditions regarding the management of the covered assets that the Company must follow in order to receive reimbursement for losses from the FDIC. During the second quarter of 2014, the Company reached a settlement agreement to reimburse the FDIC $10.3 million for certain claims previously received under the agreements. The disagreement arose from a targeted review of the Company’s compliance with the terms of the agreements and related to the matter in which certain assets were administered and losses were calculated. The FDIC had suspended processing the Company’s claims as of September 2013 pending settlement of these issues and outstanding claims. The total due from the FDIC for the period September 2013 through May 2014 is $25 million. The Company will submit its claims for that period, net of the $10.3 million reimbursement.

The following schedule shows activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014 and June 30, 2013 as well as the corresponding recorded investment in loans at the end of each period.

		Construction
	Commercial	and land	Commercial	Residential
	non-real estate	development	real estate	mortgages	Consumer	Total
(In thousands)	Six Months Ended June 30, 2014
Originated loans
Allowance for loan losses:
Beginning balance	$33,091	$6,180	$20,649	$6,892	$12,073	$78,885
Charge-offs	(3,658)	(1,041)	(1,373)	(1,097)	(7,622)	(14,791)
Recoveries	1,411	1,064	1,057	363	2,854	6,749
Net provision for loan losses	5,937	699	(5,060)	772	5,381	7,729

Ending balance	$36,781	$6,902	$15,273	$6,930	$12,686	$78,572

Ending balance:
Individually evaluated for impairment	$640	$259	$116	$532	$—	$1,547
Collectively evaluated for impairment	36,141	6,643	15,157	6,398	12,686	77,025
Loans:
Ending balance:	$4,610,696	$903,610	$2,173,006	$1,469,977	$1,501,163	$10,658,452
Individually evaluated for impairment	6,765	6,702	11,198	2,532	—	27,197
Collectively evaluated for impairment	4,603,931	896,908	2,161,808	1,467,445	1,501,163	10,631,255

Acquired loans
Allowance for loan losses:
Beginning balance	$1,603	$10	$34	$—	$—	$1,647
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	6,135	210	630	14	311	7,300

Ending balance	$7,738	$220	$664	$14	$311	$8,947

Ending balance:
Individually evaluated for impairment	$65	$24	$188	$—	$—	$277
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	7,673	196	476	14	311	8,670
Loans:
Ending balance:	$769,159	$119,847	$836,646	$111,724	$84,403	$1,921,779
Individually evaluated for impairment	1,957	739	2,280	—	—	4,976
Acquired-impaired loans	17,410	18,976	27,993	4,547	1,057	69,983
Collectively evaluated for impairment	749,792	100,132	806,373	107,177	83,346	1,846,820

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Construction
	Commercial	and land	Commercial	Residential
	non-real estate	development	real estate	mortgages	Consumer	Total
(In thousands)	Six Months Ended June 30, 2014
Covered loans
Allowance for loan losses:
Beginning balance	$2,323	$2,655	$10,929	$27,989	$9,198	$53,094
Charge-offs	(70)	(624)	(4,022)	(730)	(1,130)	(6,576)
Recoveries	451	896	1,371	19	148	2,885
Net provision for loan losses	(57)	(73)	30	(173)	(102)	(375)
Increase (Decrease) in FDIC loss share receivable	(1,099)	(1,302)	225	(3,442)	(2,257)	(7,875)

Ending balance	$1,548	$1,552	$8,533	$23,663	$5,857	$41,153

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	1,548	1,552	8,533	23,663	5,857	41,153
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$13,836	$17,199	$46,611	$189,570	$36,609	$303,825
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	13,836	17,199	46,611	189,570	36,609	303,825
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$37,017	$8,845	$31,612	$34,881	$21,271	$133,626
Charge-offs	(3,728)	(1,665)	(5,395)	(1,827)	(8,752)	(21,367)
Recoveries	1,862	1,960	2,428	382	3,002	9,634
Net provision for loan losses	12,015	836	(4,400)	613	5,590	14,654
Increased (Decrease) in FDIC loss share receivable	(1,099)	(1,302)	225	(3,442)	(2,257)	(7,875)

Ending balance	$46,067	$8,674	$24,470	$30,607	$18,854	$128,672

Ending balance:
Individually evaluated for impairment	$705	$283	$304	$532	$—	$1,824
Amounts related to acquired-impaired loans	1,548	1,552	8,533	23,663	5,857	41,153
Collectively evaluated for impairment	43,814	6,839	15,633	6,412	12,997	85,695
Loans:
Ending balance:	$5,393,691	$1,040,656	$3,056,263	$1,771,271	$1,622,175	$12,884,056
Individually evaluated for impairment	8,722	7,441	13,478	2,532	—	32,173
Acquired-impaired loans	31,246	36,175	74,604	194,117	37,666	373,808
Collectively evaluated for impairment	5,353,723	997,040	2,968,181	1,574,622	1,584,509	12,478,075

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Six Months Ended June 30, 2013
Originated loans
Allowance for loan losses:
Beginning balance	$20,775	$11,415	$26,959	$6,406	$13,219	$78,774
Charge-offs	(4,200)	(6,365)	(2,871)	(902)	(8,350)	(22,688)
Recoveries	2,338	1,037	1,512	895	3,241	9,023
Net provision for loan losses	11,514	1,644	(6,596)	319	4,409	11,290

Ending balance	$30,427	$7,731	$19,004	$6,718	$12,519	$76,399

Ending balance:
Individually evaluated for impairment	$574	$—	$1,428	$2	$10	$2,014
Collectively evaluated for impairment	29,853	7,731	17,576	6,716	12,509	74,385
Loans:
Ending balance:	$3,564,008	$722,649	$1,638,409	$988,595	$1,340,094	$8,253,755
Individually evaluated for impairment	9,986	—	39,694	864	4,153	54,697
Collectively evaluated for impairment	3,554,022	722,649	1,598,715	987,731	1,335,941	8,199,058

Acquired loans
Allowance for loan losses:
Beginning balance	$788	$—	$—	$—	$—	$788
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	(743)	8	317	—	—	(418)

Ending balance	$45	$8	$317	$—	$—	$370

Ending balance:
Individually evaluated for impairment	$45	$8	$317	$—	$—	$370
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$1,062,916	$217,611	$1,161,500	$392,282	$162,722	$2,997,031
Individually evaluated for impairment	6,484	787	2,727	511	—	10,509
Acquired-impaired loans	20,828	15,530	49,218	9,193	387	95,156
Collectively evaluated for impairment	1,035,604	201,294	1,109,555	382,578	162,335	2,891,366

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Six Months Ended June 30, 2013
Covered loans
Allowance for loan losses:
Beginning balance	$2,162	$5,623	$9,433	$30,471	$8,920	$56,609
Charge-offs	(681)	(2,321)	(2,121)	(516)	(1,091)	(6,730)
Recoveries	90	484	878	2	28	1,482
Net provision for loan losses	404	(367)	1,707	635	4,584	6,963
Increase in FDIC loss share receivable	233	37	752	625	1,229	2,876

Ending balance	$2,208	$3,456	$10,649	$31,217	$13,670	$61,200

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	2,208	3,456	10,649	31,217	13,670	61,200
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$26,418	$26,239	$72,345	$235,216	$70,493	$430,711
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	26,418	26,239	72,345	235,216	70,493	430,711
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$23,725	$17,038	$36,392	$36,877	$22,139	$136,171
Charge-offs	(4,881)	(8,686)	(4,992)	(1,418)	(9,441)	(29,418)
Recoveries	2,428	1,521	2,390	897	3,269	10,505
Net provision for loan losses	11,175	1,285	(4,572)	954	8,993	17,835
Increase in FDIC loss share receivable	233	37	752	625	1,229	2,876

Ending balance	$32,680	$11,195	$29,970	$37,935	$26,189	$137,969

Ending balance:
Individually evaluated for impairment	$619	$8	$1,745	$2	$10	$2,384
Amounts related to acquired-impaired loans	2,208	3,456	10,649	31,217	13,670	61,200
Collectively evaluated for impairment	29,853	7,731	17,576	6,716	12,509	74,385
Loans:
Ending balance:	$4,653,342	$966,499	$2,872,254	$1,616,093	$1,573,309	$11,681,497
Individually evaluated for impairment	16,470	787	42,421	1,375	4,153	65,206
Acquired-impaired loans	47,246	41,769	121,563	244,409	70,880	525,867
Collectively evaluated for impairment	4,589,626	923,943	2,708,270	1,370,309	1,498,276	11,090,424

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

	June 30,	December 31,
Nonaccrual Loans	2014	2013
	(In thousands)
Originated loans:
Commercial non-real estate	$12,150	$10,119
Construction and land development	7,749	13,171
Commercial real estate	27,753	32,772
Residential mortgages	19,157	13,449
Consumer	4,679	4,802

Total originated loans	$71,488	$74,313

Acquired loans:
Commercial non-real estate	$2,983	$3,209
Construction and land development	1,763	1,990
Commercial real estate	5,737	6,525
Residential mortgages	2,946	8,262
Consumer	1,664	1,814

Total acquired loans	$15,093	$21,800

Covered loans:
Commercial non-real estate	$—	$2
Construction and land development	1,539	1,539
Commercial real estate	1,107	1,163
Residential mortgages	396	544
Consumer	278	296

Total covered loans	$3,320	$3,544

Total loans:
Commercial non-real estate	$15,133	$13,330
Construction and land development	11,051	16,700
Commercial real estate	34,597	40,460
Residential mortgages	22,499	22,255
Consumer	6,621	6,912

Total loans	$89,901	$99,657

The estimated amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual in the six months ended June 30, 2014 was approximately $1.9 million. Interest actually received and recorded as income on nonaccrual loans during the six months ended June 30, 2014 was $1.1 million.

Nonaccrual loans include loans modified in troubled debt restructurings (TDRs) of $7.7 million. Total TDRs were $19.4 million as of June 30, 2014 and $24.9 million at December 31, 2013. Modified acquired-impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The tables below detail TDRs that were modified during the six months ended June 30, 2014 and June 30, 2013 by portfolio segment and TDRs that subsequently defaulted within twelve months of modification (dollar amounts in thousands). All TDRs are rated substandard and individually evaluated for impairment.

	Six Months Ended
	June 30, 2014			June 30, 2013
Troubled Debt Restructurings:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Originated loans:
Commercial non-real estate	—	$—	$—	1	$926	$921
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	963	918	5	1,844	1,789
Residential mortgages	2	773	507	2	971	854
Consumer	—	—	—	—	—	—

Total originated loans	3	$1,736	$1,425	8	$3,741	$3,564

Aquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	1	512	501
Residential mortgages	—	—	—	1	515	493
Consumer	—	—	—	—	—	—

Total acquired loans	—	$—	$—	2	$1,027	$994

Covered loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total covered loans	—	$—	$—	—	$—	$—

Total loans:
Commercial non-real estate	—	$—	$—	1	$926	$921
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	963	918	6	2,356	2,290
Residential mortgages	2	773	507	3	1,486	1,347
Consumer	—	—	—	—	—	—

Total loans	3	$1,736	$1,425	10	$4,768	$4,558

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Six Months Ended
	June 30, 2014		June 30, 2013
Troubled Debt Restructurings That Subsequently Defaulted:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Originated loans:
Commercial non-real estate	1	$909	—	$—
Construction and land development	—	—	—	—
Commercial real estate	2	1,025	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total originated loans	3	$1,934	—	$—

Aquired loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total acquired loans	—	$—	—	$—

Covered loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total covered loans	—	$—	—	$—

Total loans:
Commercial non-real estate	1	$909	—	$—
Construction and land development	—	—	—	—
Commercial real estate	2	1,025	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total loans	3	$1,934	—	$—

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Those loans that are determined to be impaired and have balances of $1 million or more are individually evaluated for impairment. The tables below present loans that are individually evaluated for impairment disaggregated by class at June 30, 2014 and December 31, 2013:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2014	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$2,587	$2,791	$—	$987	$13
Construction and land development	2,453	2,774	—	3,168	60
Commercial real estate	8,207	10,438	—	7,392	124
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	13,247	16,003	—	11,547	197
With an allowance recorded:
Commercial non-real estate	$4,178	$4,248	$640	$6,840	40
Construction and land development	4,249	4,767	259	8,219	32
Commercial real estate	2,991	3,279	116	9,134	29
Residential mortgages	2,532	2,696	532	2,059	—
Consumer	—	—	—	—	—

	13,950	14,990	1,547	26,252	101
Total:
Commercial non-real estate	6,765	7,039	640	7,827	53
Construction and land development	6,702	7,541	259	11,386	92
Commercial real estate	11,198	13,717	116	16,525	153
Residential mortgages	2,532	2,696	532	2,059	—
Consumer	—	—	—	—	—

Total originated loans	$27,197	$30,993	$1,547	$37,797	$298

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$535	$—
Construction and land development	—	—	—	182	—
Commercial real estate	—	—	—	466	—
Residential mortgages	—	—	—	118	—
Consumer	—	—	—	—	—

	—	—	—	1,301	—
With an allowance recorded:
Commercial non-real estate	1,957	3,800	65	1,490	105
Construction and land development	739	781	24	552	18
Commercial real estate	2,280	2,339	188	1,729	43
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	4,976	6,920	277	3,771	166
Total:
Commercial non-real estate	1,957	3,800	65	2,026	105
Construction and land development	739	781	24	734	18
Commercial real estate	2,280	2,339	188	2,195	43
Residential mortgages	—	—	—	118	—
Consumer	—	—	—	—	—

Total acquired loans	$4,976	$6,920	$277	$5,073	$166

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2014	Investment	Balance	Allowance	Investment	Recognized
Covered loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
Total:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total covered loans	$—	$—	$—	$—	$—

Total loans:
With no related allowance recorded:
Commercial non-real estate	$2,587	$2,791	$—	$1,522	$13
Construction and land development	2,453	2,774	—	3,350	60
Commercial real estate	8,207	10,438	—	7,858	124
Residential mortgages	—	—	—	118	—
Consumer	—	—	—	—	—

	13,247	16,003	—	12,848	197
With an allowance recorded:
Commercial non-real estate	6,135	8,048	705	8,331	145
Construction and land development	4,988	5,548	283	8,771	50
Commercial real estate	5,271	5,618	304	10,863	72
Residential mortgages	2,532	2,696	532	2,059	—
Consumer	—	—	—	—	—

	18,926	21,910	1,824	30,024	267
Total:
Commercial non-real estate	8,722	10,839	705	9,853	158
Construction and land development	7,441	8,322	283	12,121	110
Commercial real estate	13,478	16,056	304	18,721	196
Residential mortgages	2,532	2,696	532	2,177	—
Consumer	—	—	—	—	—

Total loans	$32,173	$37,913	$1,824	$42,872	$464

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Covered loans and acquired-impaired loans with an accretable yield are considered to be current in the following delinquency table. Certain covered loans accounted for using the cost recovery method are disclosed according to their contractual payment status below. The following tables present the age analysis of past due loans at June 30, 2014 and December 31, 2013:

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days
June 30, 2014	past due	past due	past due	past due	Current	Loans	and accruing
	(In thousands)
Originated loans:
Commercial non-real estate	$3,426	$1,013	$5,674	$10,113	$4,600,583	$4,610,696	$42
Construction and land development	282	434	4,162	4,878	898,732	903,610	685
Commercial real estate	4,217	3,098	13,276	20,591	2,152,415	2,173,006	444
Residential mortgages	303	4,565	6,646	11,514	1,458,463	1,469,977	—
Consumer	4,133	2,148	3,683	9,964	1,491,199	1,501,163	2,246

Total	$12,361	$11,258	$33,441	$57,060	$10,601,392	$10,658,452	$3,417

Acquired loans:
Commercial non-real estate	$448	$210	$2,807	$3,465	$765,694	$769,159	$3
Construction and land development	—	314	1,624	1,938	117,909	119,847	—
Commercial real estate	1,162	3,805	2,368	7,335	829,311	836,646	610
Residential mortgages	815	248	1,457	2,520	109,204	111,724	92
Consumer	339	5	774	1,118	83,285	84,403	21

Total	$2,764	$4,582	$9,030	$16,376	$1,905,403	$1,921,779	$726

Covered loans:
Commercial non-real estate	$—	$—	$—	$—	13,836	$13,836	$—
Construction and land development	—	—	1,539	1,539	15,660	17,199	—
Commercial real estate	—	—	675	675	45,936	46,611	—
Residential mortgages	—	—	—	—	189,570	189,570	—
Consumer	—	—	—	—	36,609	36,609	—

Total	$—	$—	$2,214	$2,214	$301,611	$303,825	$—

Total loans:
Commercial non-real estate	$3,874	$1,223	$8,481	$13,578	$5,380,113	$5,393,691	$45
Construction and land development	282	748	7,325	8,355	1,032,301	1,040,656	685
Commercial real estate	5,379	6,903	16,319	28,601	3,027,662	3,056,263	1,054
Residential mortgages	1,118	4,813	8,103	14,034	1,757,237	1,771,271	92
Consumer	4,472	2,153	4,457	11,082	1,611,093	1,622,175	2,267

Total	$15,125	$15,840	$44,685	$75,650	$12,808,406	$12,884,056	$4,143

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days
December 31, 2013	past due	past due	past due	past due	Current	Loans	and accruing
	(In thousands)
Originated loans:
Commercial non-real estate	$11,645	$1,203	$4,803	$17,651	$4,096,186	$4,113,837	$521
Construction and land development	5,877	1,264	5,970	13,111	739,270	752,381	—
Commercial real estate	8,178	5,744	14,620	28,542	1,993,986	2,022,528	420
Residential mortgages	12,410	3,870	3,540	19,820	1,176,436	1,196,256	—
Consumer	8,798	1,913	3,823	14,534	1,394,596	1,409,130	2,344

Total	$46,908	$13,994	$32,756	$93,658	$9,400,474	$9,494,132	$3,285

Acquired loans:
Commercial non-real estate	$1,982	$2,332	$1,467	$5,781	$921,216	$926,997	$541
Construction and land development	862	1,529	1,161	3,552	139,379	142,931	541
Commercial real estate	3,742	1,345	9,026	14,113	953,035	967,148	5,853
Residential mortgages	5,632	2,698	5,503	13,833	301,507	315,340	72
Consumer	1,029	120	1,013	2,162	117,441	119,603	82

Total	$13,247	$8,024	$18,170	$39,441	$2,432,578	$2,472,019	$7,089

Covered loans:
Commercial non-real estate	$—	$—	$—	$—	$23,390	$23,390	$—
Construction and land development	—	—	1,539	1,539	18,690	20,229	—
Commercial real estate	—	—	675	675	52,490	53,165	—
Residential mortgages	—	—	3	3	209,015	209,018	—
Consumer	—	—	—	—	52,864	52,864	—

Total	$—	$—	$2,217	$2,217	$356,449	$358,666	$—

Total loans:
Commercial non-real estate	$13,627	$3,535	$6,270	$23,432	$5,040,792	$5,064,224	$1,062
Construction and land development	6,739	2,793	8,670	18,202	897,339	915,541	541
Commercial real estate	11,920	7,089	24,321	43,330	2,999,511	3,042,841	6,273
Residential mortgages	18,042	6,568	9,046	33,656	1,686,958	1,720,614	72
Consumer	9,827	2,033	4,836	16,696	1,564,901	1,581,597	2,426

Total	$60,155	$22,018	$53,143	$135,316	$12,189,501	$12,324,817	$10,374

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following tables present the credit quality indicators of the Company’s various classes of loans at June 30, 2014 and December 31, 2013.

Commercial Non-Real Estate Credit Exposure

Credit Risk Profile Based on Payment Activity

	June 30, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$4,481,163	$701,528	$2,922	$5,185,613	$3,990,320	$846,134	$10,477	$4,846,931
Pass-Watch	61,443	35,433	2	96,878	46,734	44,105	9	90,848
Special Mention	19,747	15,787	338	35,872	41,812	19,915	2,897	64,624
Substandard	47,648	16,411	10,574	74,633	34,276	16,125	9,662	60,063
Doubtful	695	—	—	695	695	718	345	1,758
Loss	—	—	—	—	—	—	—	—

Total	$4,610,696	$769,159	$13,836	$5,393,691	$4,113,837	$926,997	$23,390	$5,064,224

Construction Credit Exposure

Credit Risk Profile Based on Payment Activity

	June 30, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$852,093	$87,666	$2,470	$942,229	$709,261	$112,773	$1	$822,035
Pass-Watch	20,909	3,007	1,011	24,927	7,817	1,907	1,226	10,950
Special Mention	4,973	5,940	99	11,012	3,926	9,409	276	13,611
Substandard	25,635	23,224	13,397	62,256	31,377	18,842	11,498	61,717
Doubtful	—	10	222	232	—	—	7,228	7,228
Loss	—	—	—	—	—	—	—	—

Total	$903,610	$119,847	$17,199	$1,040,656	$752,381	$142,931	$20,229	$915,541

Commercial Real Estate Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	June 30, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
	(In thousands)				(In thousands)
Grade:
Pass	$2,009,323	$775,400	$5,630	$2,790,353	$1,864,115	$896,578	$1,678	$2,762,371
Pass-Watch	61,884	13,629	6,641	82,154	49,578	9,530	10,266	69,374
Special Mention	19,411	8,740	1,303	29,454	15,785	19,798	1,999	37,582
Substandard	82,355	38,877	33,003	154,235	93,034	41,242	31,350	165,626
Doubtful	33	—	34	67	16	—	7,872	7,888
Loss	—	—	—	—	—	—	—	—

Total	$2,173,006	$836,646	$46,611	$3,056,263	$2,022,528	$967,148	$53,165	$3,042,841

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Residential Mortgage Credit Exposure

Credit Risk Profile Based on Payment Activity

	June 30, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
		(In thousands)				(In thousands)
Performing	$1,463,331	$110,267	$189,570	$1,763,168	$1,182,266	$307,078	$209,015	$1,698,359
Nonperforming	6,646	1,457	—	8,103	13,990	8,262	3	22,255

Total	$1,469,977	$111,724	$189,570	$1,771,271	$1,196,256	$315,340	$209,018	$1,720,614

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	June 30, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
		(In thousands)				(In thousands)
Performing	$1,497,480	$83,629	$36,609	$1,617,718	$1,404,032	$117,789	$52,864	$1,574,685
Nonperforming	3,683	774	—	4,457	5,098	1,814	—	6,912

Total	$1,501,163	$84,403	$36,609	$1,622,175	$1,409,130	$119,603	$52,864	$1,581,597

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

•	Loss - Credits classified as Loss are considered uncollectable and are charged off promptly once so classified.

Residential and Consumer:

•	Performing – Loans on which payments of principal and interest are less than 90 days past due.

•	Nonperforming – A nonperforming loan is a loan that is in default or close to being in default and there are good reasons to doubt that payments will be made in full. All loans rated as nonaccrual loans are also classified as nonperforming.

Changes in the carrying amount of acquired-impaired loans and accretable yield are presented in the following table for the six months ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014				December 31, 2013
	Covered		Noncovered		Covered		Noncovered
	Carrying		Carrying		Carrying		Carrying
	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable
	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield
(In thousands)
Balance at beginning of period	$358,666	$122,715	$68,075	$131,370	$515,823	$115,594	$141,201	$203,186
Additions	—	—	—	—	—	—	—	—
Payments received, net	(65,314)	(936)	(28,167)	(15,493)	(189,987)	(1,298)	(116,187)	(47,330)
Accretion	10,473	(10,473)	26,353	(26,353)	32,830	(32,830)	43,061	(43,061)
Increase (Decrease) in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	3,691	—	(401)	—	(17,433)	—	3,894
Net transfers from nonaccretable difference to accretable yield	—	14,152	—	15,151	—	58,682	—	14,681

Balance at end of period	$303,825	$129,149	$66,261	$104,274	$358,666	$122,715	$68,075	$131,370

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

	June 30, 2014
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$282	$—	$282
Municipal obligations	—	20,837	20,837
Corporate debt securities	3,500	—	3,500
Mortgage-backed securities	—	1,208,125	1,208,125
Collateralized mortgage obligations	—	90,948	90,948
Equity securities	9,709	—	9,709

Total available for sale securities	13,491	1,319,910	1,333,401

Derivative assets (1)	—	17,700	17,700

Total recurring fair value measurements - assets	$13,491	$1,337,610	$1,351,101

Liabilities
Derivative liabilities (1)	$—	$18,458	$18,458

Total recurring fair value measurements - liabilities	$—	$18,458	$18,458

(1)	For further disaggregation of derivative assets and liabilities, see Note 5 - Derivatives.

	December 31, 2013
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$505	$—	$505
Municipal obligations	—	35,961	35,961
Corporate debt securities	3,500	—	3,500
Mortgage-backed securities	—	1,276,958	1,276,958
Collateralized mortgage obligations	—	94,125	94,125
Equity securities	10,723	—	10,723

Total available for sale securities	14,728	1,407,044	1,421,772

Derivative assets (1)	—	15,579	15,579

Total recurring fair value measurements - assets	$14,728	$1,422,623	$1,437,351

Liabilities
Derivative liabilities (1)	$—	$15,006	$15,006

Total recurring fair value measurements - liabilities	$—	$15,006	$15,006

(1)	For further disaggregation of derivative assets and liabilities, see Note 5 - Derivatives.

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

The following tables present the Company’s financial assets that are measured at fair value (in thousands) on a nonrecurring basis for each of the fair value hierarchy levels.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$32,996	$—	$32,996
Other real estate owned	—	—	21,393	21,393

Total nonrecurring fair value measurements	$—	$32,996	$21,393	$54,389

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$24,392	$—	$24,392
Other real estate owned	—	—	25,525	25,525

Total nonrecurring fair value measurements	$—	$24,392	$25,525	$49,917

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

Securities Available for Sale – The fair value measurement for securities available for sale was discussed earlier in the note. The same measurement techniques were applied to the valuation of securities held to maturity.

Loans, Net – The fair value measurement for certain impaired loans was discussed earlier in the note. For the remaining portfolio, fair values were generally determined by discounting scheduled cash flows using discount rates determined with reference to current market rates at which loans with similar terms would be made to borrowers of similar credit quality.

Loans Held for Sale – Residential mortgage loans originated for sale are classified as loans held for sale and carried at the lower of cost or market. These loans are generally sold within 90 days. For these short-term instruments, the carrying amounts are a reasonable estimate of fair values.

Accrued Interest Receivable and Accrued Interest Payable – For these short-term instruments, the carrying amounts are a reasonable estimate of fair values.

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

Derivative Financial Instruments – The fair value measurement for derivative financial instruments was discussed earlier in the note.

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at June 30, 2014 and December 31, 2013 (in thousands):

		June 30, 2014
				Total	Carrying
	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$865,297	$—	$—	$865,297	$865,297
Available for sale securities	13,491	1,319,910	—	1,333,401	1,333,401
Held to maturity securities	—	2,355,413	—	2,355,413	2,343,828
Loans, net	—	32,996	12,635,212	12,668,208	12,755,384
Loans held for sale	—	22,017	—	22,017	22,017
Accrued interest receivable	44,259	—	—	44,259	44,259
Derivative financial instruments	—	17,700	—	17,700	17,700
Financial liabilities:
Deposits	$—	$—	$14,938,111	$14,938,111	$15,245,227
Federal funds purchased	4,225	—	—	4,225	4,225
Securities sold under agreements to repurchase	644,439	—	—	644,439	644,439
FHLB borrowings	415,000	—	—	415,000	415,000
Long-term debt	—	372,037	—	372,037	374,991
Accrued interest payable	4,090	—	—	4,090	4,090
Derivative financial instruments	—	18,458	—	18,458	18,458

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

5. Derivatives

Risk Management Objective of Using Derivatives

The Bank has entered into interest rate derivative agreements as a service to certain qualifying customers. The Bank manages a matched book with respect to these customer derivatives in order to minimize the net risk exposure resulting from such agreements. The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to our variable rate borrowing. The Bank also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values (in thousands) of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Derivatives (continued)

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
	Type of Hedge	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$756,356	$650,667	$16,895	$14,147	$17,361	$13,777
Risk participation agreements	N/A	81,540	19,736	113	2	156	2
Forward commitments to sell residential mortgage loans	N/A	47,063	45,910	43	326	530	115
Interest rate-lock commitments on residential mortgage loans N/A		30,443	25,956	255	56	35	107
Foreign exchange forward contracts	N/A	21,964	21,299	394	1,048	376	1,005

		$937,366	$763,568	$17,700	$15,579	$18,458	$15,006

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

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

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the three-month and six-month periods ended June 30, 2014 and 2013.

Credit-risk-related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of June 30, 2014, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $8.8 million, for which the Bank had posted collateral of $19.3 million.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Derivatives (continued)

Offsetting Assets and Liabilities

Offsetting information in regards to derivative assets and liabilities subject to master netting agreements at June 30, 2014 and December 31, 2013 is presented in the following tables (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
Description				Financial Instruments	Cash Collateral	Net Amount
As of June 30, 2014
Derivative Assets	$17,008	$—	$17,008	$1,386	$—	$15,622

Total	$17,008	$—	$17,008	$1,386	$—	$15,622

Derivative Liabilities	$17,517	$—	$17,517	$1,386	$17,895	$(1,764)

Total	$17,517	$—	$17,517	$1,386	$17,895	$(1,764)

As of December 31, 2013
Derivative Assets	$14,149	$—	$14,149	$3,462	$—	$10,687

Total	$14,149	$—	$14,149	$3,462	$—	$10,687

Derivative Liabilities	$13,779	$—	$13,779	$3,462	$7,406	$2,911

Total	$13,779	$—	$13,779	$3,462	$7,406	$2,911

6. Stockholders’ Equity

Stock Repurchase Program

The Company’s board of directors approved a stock repurchase program on April 30, 2013 that authorized the repurchase of up to 5% of the Company’s outstanding common stock. On May 8, 2013 Hancock entered into an accelerated share repurchase (ASR) transaction with Morgan Stanley & Co. LLC (Morgan Stanley). In the ASR transaction, the Company paid $115 million to Morgan Stanley and received from them approximately 2.8 million shares of Hancock common stock, representing approximately 76% of the estimated total number of shares to be repurchased. On May 5, 2014, final settlement of the ASR agreement occurred at which time the Company received approximately 0.6 million shares from Morgan Stanley. The number of shares delivered to the Company in

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Stockholders’ Equity (continued)

this ASR transaction was based generally on the volume-weighted average price per share of the Hancock common stock during the term of the ASR agreement less a specified discount and on the amount paid at inception to Morgan Stanley, subject to certain adjustments in accordance with the terms of the ASR agreement. The ASR transaction was treated as two separate transactions: (i) the acquisition of treasury shares on the dates the shares were received; and (ii) a forward contract indexed to the Company’s common stock that was classified as equity. The 2013 program was superseded by the 2014 program. See Note 13 for further details.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (AFS), gains and losses associated with pension or other post retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains/losses on AFS securities reclassified as securities held to maturity (HTM) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. The components of AOCI are reported net of related tax effects.

The components of AOCI and changes in those components are presented in the following table (in thousands).

	Available	HTM Securities		Loss on
	for Sale	Transferred	Employee	Effective Cash
	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, January 1, 2013	$38,854	$19,090	$(80,688)	$(181)	$(22,925)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(86,385)	—	—	(4)	(86,389)
Reclassification of net (gains) losses realized and included in earnings	—	—	3,981	301	4,282
Amortization of unrealized net gain on securities transferred to HTM	—	(5,643)	—	—	(5,643)
Income tax expense (benefit)	(31,544)	(2,038)	1,486	116	(31,980)

Balance, June 30, 2013	$(15,987)	$15,485	$(78,193)	$—	$(78,695)

Balance, January 1, 2014	$8,263	$(21,189)	$(22,453)	$—	$(35,379)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	15,412	—	—	—	15,412
Reclassification of net (gains) losses realized and included in earnings	—	—	2,201	—	2,201
Amortization of unrealized net gain on securities transferred to HTM	—	1,571	—	—	1,571
Income tax expense (benefit)	5,637	554	905	—	7,096

Balance, June 30, 2014	$18,038	$(20,172)	$(21,157)	$—	$(23,291)

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Stockholders’ Equity (continued)

The following table shows the line item affected by amounts reclassified from accumulated other comprehensive income:

Amount reclassified from AOCI	Six Months Ended June 30,		Increase (decrease) in affected line item
(in thousands)	2014	2013	on the income statement
Amortization/accretion of unrealized net gain/(loss) on securities transferred to HTM	$1,571	$(5,643)	Interest income
Tax effect	554	(2,038)	Income taxes

Net of tax	1,017	(3,605)	Net income

Amortization of defined benefit pension and post-retirement items	$195	$3,981	(a) Employee benefits expense
Tax effect	68	1,486	Income taxes

Net of tax	127	2,495	Net income

Gains and losses on cash flow hedges	$—	$301	Interest expense
Tax effect	—	105	Income taxes

Net of tax	—	196	Net income

Total reclassifications, net of tax	$1,144	$(914)	Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 9 for additional details).

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

A summary of the information used in the computation of earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income to common shareholders	$39,962	$46,862	$89,077	$95,438
Net income allocated to participating securities—basic and diluted	819	880	1,900	1,782

Net income allocated to common shareholders—basic and diluted	$39,143	$45,982	$87,177	$93,656

Denominator:
Weighted average common shares—basic	81,933	83,279	82,099	84,071
Dilutive potential common shares	241	78	249	82

Weighted average common shares—diluted	82,174	83,357	82,348	84,153

Earnings per common share:
Basic	$0.48	$0.55	$1.06	$1.11
Diluted	$0.48	$0.55	$1.06	$1.11

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted average anti-dilutive potential common shares totaled 660,778 and 675,108 respectively for the three and six months ended June 30, 2014 and 1,433,249 and 1,298,940 respectively for the three and six months ended June 30, 2013.

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

A summary of option activity for the six months ended June 30, 2014 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value ($000)
Outstanding at January 1, 2014	1,332,656	$38.85
Exercised	(29,281)	29.35
Cancelled/Forfeited	(13,680)	38.27
Expired	(113,447)	63.41

Outstanding at June 30, 2014	1,176,248	$36.72	4.7	$2,770

Exercisable at June 30, 2014	891,217	$38.52	3.9	$1,494

The total intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $0.2 million and $0.1 million, respectively.

A summary of the status of the Company’s nonvested restricted and performance shares as of June 30, 2014 and changes during the six months ended June 30, 2014, is presented below. These restricted and performance shares are subject to service requirements.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2014	1,981,820	$31.75
Granted	113,101	36.40
Vested	(259,291)	32.10
Forfeited	(73,202)	31.77

Nonvested at June 30, 2014	1,762,428	$31.99

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8. Share-Based Payment Arrangements (continued)

As of June 30, 2014, there were $35.0 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest. This compensation is expected to be recognized in expense over a weighted average period of 3.3 years. The total fair value of shares which vested during the six months ended June 30, 2014 and 2013 was $8.9 million and $0.7 million, respectively.

During the six months ended June 30, 2014, the Company granted 69,857 performance shares with a grant date fair value of $38.14 per share to key members of executive and senior management. The number of 2014 performance shares that ultimately vest at the end of the three-year required service period, if any, will be based on the relative rank of Hancock’s three-year total shareholder return (TSR) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of the performance awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

9. Retirement Plans

The Company has a qualified defined benefit pension plan covering all eligible employees. Eligibility is based on minimum age- and service-related requirements as well as job classification. Accrued benefits under a nonqualified plan covering certain legacy Whitney employees were frozen as of December 31, 2012 and no future benefits will be accrued under this plan.

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

The following table shows the components of net periodic benefits cost included in expense for the plans for the periods indicated (in thousands).

	Three Months Ended June 30,
	2014	2013	2014	2013
			Other Post-
	Pension benefits		retirement Benefits
Service cost	$3,035	$4,007	$26	$55
Interest cost	4,817	4,362	232	330
Expected return on plan assets	(8,050)	(7,701)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss	5	1,463	25	823

Net periodic benefit cost	$(193)	$2,131	$283	$1,208

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

9. Retirement Plans (continued)

	Six Months Ended June 30,
	2014	2013	2014	2013
			Other Post-
	Pension benefits		retirement Benefits
Service cost	$6,460	$7,936	$63	$110
Interest cost	9,626	8,306	570	660
Expected return on plan assets	(16,111)	(13,964)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss	13	3,208	182	861

Net periodic benefit cost	$(12)	$5,486	$815	$1,631

Based on currently available information, Hancock does not anticipate making a contribution to the pension plan during 2014.

The Company also provides a defined contribution retirement benefit plan (401(k) plan). Under the plan, the Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved.

10. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Income from bank owned life insurance	$2,357	$2,809	$4,671	$6,108
Credit related fees	2,834	1,533	5,566	2,974
Income from derivatives	481	1,408	1,240	2,039
Gain/(loss) on sale of assets	(217)	162	1,465	476
Safety deposit box income	443	462	956	1,013
Other miscellaneous	2,714	2,281	5,141	4,513

Total other noninterest income	$8,612	$8,655	$19,039	$17,123

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

11. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Advertising	$2,179	$2,181	$3,938	$4,358
Ad valorem and franchise taxes	2,638	2,182	5,299	4,384
Printing and supplies	949	1,511	2,278	2,820
Insurance expense	1,018	1,065	2,058	2,131
Travel expense	1,061	1,288	1,957	2,401
Entertainment and contributions	1,529	1,269	2,941	2,991
Tax credit investment amortization	2,198	1,247	4,370	2,673
Other miscellaneous	13,736	5,037	18,284	12,653

Total other noninterest expense	$25,308	$15,780	$41,125	$34,411

Other miscellaneous expense for 2014 as shown in the table above includes $7.3 million of nonoperating items related to the FDIC settlement, sale of certain insurance business lines, branch closures and other items as further discussed below:

FDIC Settlement

During the second quarter of 2014, the Company recorded a $10.3 million expense for the settlement of an assessment by the FDIC related to its targeted review of certain previously paid loss claim reimbursement amounts. The assessment demanded repayment of these amounts due to the FDIC’s disagreement with the manner in which certain assets were administered and losses were calculated.

Sale of Insurance Business

In April 2014, the Company sold its property and casualty and group benefits insurance intermediary business. The lines of business being divested represent approximately half of the Company’s 2013 insurance commissions and fees. A gain of $9.4 million was recorded on the sale based on a $15.5 million sales price less the related tangible and intangible assets.

Branch Closures

During the second quarter of 2014, the Company recorded $3.5 million in costs related to the July 2014 closure of 15 branch locations in Mississippi, Florida and Louisiana as part of its ongoing branch rationalization process. Of this total, $2.9 million is included in other miscellaneous expense.

Reverse Repurchase Obligations Early Termination Fee

During the second quarter of 2014, the Company recorded $3.5 million in fees related to the early termination of reverse repurchase obligations.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

12. New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2014, the FASB issued an ASU regarding repurchase-to-maturity transactions, repurchase financings, and disclosures. Under the new standard, repurchase-to-maturity transactions will be reported as secured borrowings, and transferors will no longer apply the current “linked” accounting model to repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty. Public business entities are generally required to apply the accounting changes and comply with the enhanced disclosure requirements for periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015. A public business entity may not early adopt the standard’s provisions. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued an ASU regarding revenue from contracts with customers affecting any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for the Company for the periods beginning after December 15, 2016. The Company is currently assessing this pronouncement and adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

12. New Accounting Pronouncements (continued)

In April 2014, the FASB issued a new standard changing the threshold for reporting discontinued operations and adding new disclosures for disposals. The new guidance defines a discontinued operation as a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” New disclosure and presentation requirements apply to discontinued operations and to disposals of individually significant components that do not qualify as discontinued operations. The guidance applies prospectively to new disposals of components and new classifications as held for sale beginning in 2015 for most entities, with early adoption allowed. The Company early adopted this pronouncement in the second quarter of 2014. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In January 2014, the FASB issued an ASU on reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The new ASU clarifies when an in substance repossession or foreclosure occurs – that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

13. Subsequent Event

On July 16, 2014, the Company’s board of directors approved a stock repurchase plan that authorizes the repurchase up to 5%, or approximately 4 million shares, of its currently outstanding common stock. The approved plan allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Recent Economic and Industry Developments

July reports from the Federal Reserve point to continued improvement of economic activity throughout most of Hancock’s market area. Activity among energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas market areas remained strong with expectations of continued improvement over the coming months. The travel and tourism industry, which is important within several of the Company’s market areas, saw an increase in activity with many local hotels and resorts reporting high occupancy levels. Companies reported several tourism-related capital projects in progress that are anticipated to encourage travel to the areas in which we operate. However, some hospitality experts have concerns that rising gas prices could have a negative impact on travel and tourism. Retailers are showing improved sales over prior-year levels, and the outlook for the remainder of the year is positive. Auto sales were especially strong, with one industry contact stating that sales were back to pre-recession levels. Reports on manufacturing activity were generally positive, with purchasing managers expecting higher production over the next three to six months.

The real estate markets for residential properties were slightly down to flat. Sales of existing homes were soft, mainly due to higher home prices and limited inventory. Although the outlook for home sales has weakened since the last quarter, most brokers remained positive and have indicated that they expect to see continued improvement over prior-year levels. New home sales and construction activity are ahead of prior-year levels and expected to steadily improve.

The commercial real estate market continues to improve, with growing demand for office and industrial space in certain market areas and continued high occupancy and rising rental rates for apartments throughout the region. Commercial construction activity has increased in these sectors. Continued improvement in the commercial real estate market is expected over the next several months.

The recovery of the overall U.S. economy continues. However, the rate of growth is not consistent across all regions, leading to slow and erratic overall improvement. National unemployment rates continue to decrease, but are still well above full employment levels and labor force participation rates remain near historic lows. Competition among financial services firms remains intense for high quality customers, continuing to exert downward pressure on loan pricing.

The Federal Reserve has responded to the slow and tenuous recovery from the deep recession by taking steps to hold interest rates at unprecedented low levels and has expressed its intent to maintain rates at these levels pending further improvement in the unemployment rate and low inflation rate. In addition, in July, the Federal Reserve began gradually curtailing the expansion of their portfolio of Treasuries and mortgage bonds. The bond-buying initiative is expected to conclude by the end of the year.

Highlights of Second Quarter 2014 Financial Results

Net income in the second quarter of 2014 was $40.0 million, or $0.48 per diluted common share, compared to $49.1 million, or $0.58, in the first quarter of 2014. Net income was $46.9 million, or $0.55 per diluted common share, in the second quarter of 2013. Net income for the second quarter of 2014 reflects the after-tax impact of certain nonoperating items totaling $12.1 million. There were no adjustments between operating income and net income for the first quarter of 2014, the second quarter of 2013, or the first six months of 2013. Net income for the six months ended June 30, 2014 was $89.1 million, or $1.06 per diluted common share, compared to $95.4 million, or $1.11 per diluted common share, for the six months ended June 30, 2013. The year-over-year decrease is due to the previously mentioned nonoperating expenses that occurred in the second quarter of 2014.

Operating income for the second quarter of 2014 was $49.6 million or $.59 per diluted common share, compared to $49.1 million, or $.58 in the first quarter of 2014. Operating income was $46.9 million, or $.55, in the second quarter of 2013. We define operating income as net income excluding tax-effected securities transactions gains or losses and nonoperating expense items. Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company’s fundamental operations over time. A reconciliation of net income to operating income is included in the later section on “Selected Financial Data.”

Highlights of the Company’s second quarter of 2014 results:

•	Ongoing improvement in the overall quality of earnings (replacing declining purchase accounting income with core results); core net interest income (taxable equivalent or “te”) increased approximately $0.7 million linked-quarter; core net interest margin (NIM) narrowed 2 basis points (bps) (we define our core net interest income and core net interest margin results as reported results less the impact of net purchase accounting adjustments, see below for further discussion); noninterest income increased approximately $1.0 million after adjusting for the impact from the amortization of the FDIC loss share receivable and normalizing for the sale of selected insurance lines in early second quarter 2014

•	Operating expenses declined $2.3 million, or 1.5% linked-quarter, exceeding the Company’s expense management goals; however, management expects increases in operating expense in the near-term as investments are made in revenue-generating initiatives

•	Included in earnings was the after-tax impact of $12.1 million in nonoperating items related to the following:

•	a $10.3 million expense for the settlement of an assessment related to the FDIC’s targeted review of certain previously received reimbursements for claims under the loss share agreements

•	a $3.5 million expense for the early redemption of $115 million in fixed rate reverse repurchase obligations

•	$7.5 million in expense for various expense and efficiency initiatives and other items

•	a $9.4 million gain from the sale of the Company’s property and casualty and group benefits insurance intermediary business

•	Approximately $383 million, or 13% linked-quarter annualized net loan growth, and approximately $1.3 billion, or 12% year-over-year loan growth (each excluding the FDIC-covered portfolio)

•	Purchase accounting loan accretion declined $1.6 million linked-quarter; management expects sizeable quarterly declines in both the third and fourth quarters of 2014

•	Continued improvement in asset quality metrics

•	Solid capital levels with a tangible common equity (TCE) ratio of 9.29%

•	In July, Board of Directors authorized a 5% buyback of common stock issued and outstanding that is authorized through December 31, 2015

•	Return on average assets (ROA) from operating income of 1.04% compared to 1.05% in the first quarter of 2014 and 0.99% in the second quarter a year ago

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2014 was $167.3 million, down $0.9 million from the first quarter of 2014 primarily due to the $1.6 million decline in purchase accounting accretions. Excluding this impact, core net interest income increased $0.7 million due to the positive impact from an increase in earning assets, a better earning asset mix and one more day of interest accruals. These favorable items were partially offset by the continued decline in core loan yields. Average earning assets were $16.8 billion in the second quarter of 2014, up $51.3 million from the first quarter of 2014, as average loans were up $301.5 million, or 2%, while average investment securities and short-term investments decreased $219.1 million, or 6%, and $26.6 million, or 7%, respectively.

Net interest income (te) for the second quarter of 2014 was down $4.4 million, or 3%, compared to the second quarter of 2013, primarily due to a $6.0 million reduction in total purchase accounting accretion. A $291.5 million increase in average earning assets and a more favorable earning asset mix offset a 26 bps decrease in the core loan yield. For analytical purposes, management adjusts net interest income to a taxable equivalent basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

The net interest margin was 3.99% for the second quarter of 2014, down 7 bps from the first quarter of 2014, and down 18 bps from the second quarter of 2013. The current quarter’s core margin of 3.35% (reported net interest income (te) excluding purchase accounting accretion, annualized, as a percent of average earning assets) compressed 2 bps compared to the first quarter of 2014 and 3 bps compared to the second quarter of 2013. The continued decline in the core loan yield was partially offset by the favorable impact of net loan growth and reduced investment securities on the earning asset mix.

The overall reported yield on earning assets was 4.21% in the second quarter of 2014, a decrease of 8 bps from the first quarter of 2014 and 21 bps from the second quarter of 2013. The reported loan portfolio yield of 4.86% for the current quarter was down 14 bps from the first quarter of 2014 and 61 bps from the second quarter of 2013. Excluding purchase accounting loan accretion, the core loan yield of 3.97% in the current quarter was down 5 bps from the first quarter of 2014 and 26 bps from a year earlier.

The overall cost of funding earning assets was 0.22% in the second quarter of 2014, virtually unchanged from the first quarter of 2014 and down 3 bps from the second quarter of 2013. The mix of funding sources improved in the second quarter of 2014 compared to the second quarter of 2013. Interest-free sources, including noninterest-bearing demand deposits, funded 35.1% of earning assets in the current period, up from 33.0% a year ago. The overall rate paid on interest-bearing deposits was 0.22% in the current quarter, unchanged from the first quarter of 2014 and 4 bps below the second quarter of 2013. The decreases were primarily due to the impact of the sustained low rate environment on overall deposit rates including the re-pricing of time deposits.

Although only having a minor impact on the second quarter 2014 results, the Company redeemed a portion of its outstanding debt in June 2014 by unwinding $115 million in fixed rate reverse repurchase obligations with an average rate of 3.43%. The early redemption will save approximately $3.7 million in annualized interest expense.

Net interest income (te) for the first six months of 2014 totaled $335.5 million, a $13.1 million, or 4%, decrease from the first half of 2013. Excluding a $14.8 million decrease in purchase accounting accretion, net interest income was relatively flat for the first six months of 2014 as compared to the same period of 2013. A $257 million, or 2%, increase in average earning assets, a more favorable earning asset mix, a 31 basis point increase in investment yields and a 5 basis point decrease in the costs of funds offset a 33 basis point decrease in the core loan yield.

The reported net interest margin for the first six months of 2014 was 4.03% compared to 4.24% in 2013, while the core margin declined to 3.36% in 2014 compared to 3.40% in 2013. Changes in net interest income (te) and the net interest margin between the year-to-date periods reflected for the most part the same factors that affected the quarterly comparisons.

The following tables detail the components of our net interest income and net interest margin.

	Three Months Ended
	June 30, 2014			March 31, 2014			June 30, 2013
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$9,355.2	$108.2	4.64%	$9,095.7	$107.9	4.81%	$8,415.6	$103.3	4.92%
Mortgage loans	1,744.3	21.0	4.83	1,720.6	21.3	4.96	1,599.9	27.3	6.78
Consumer loans	1,581.4	23.6	5.99	1,563.1	23.1	6.00	1,579.4	26.5	6.74
Loan fees & late charges	—	0.8		—	0.8		—	1.2

Total loans (te)	12,680.9	153.6	4.86	12,379.4	153.1	5.00	11,594.9	158.3	5.47

Loans held for sale	14.7	0.1	4.14	19.2	0.2	4.06	28.3	0.3	3.53
US Treasury and agency securities	—	—	0.00	93.5	0.5	2.28	0.1	—	4.66
Mortgage-backed securities and CMOs	3,490.9	20.1	2.30	3,612.8	21.2	2.34	4,182.3	20.7	1.98
Municipals (te) (a)	205.8	2.4	4.63	217.0	2.5	4.56	233.0	2.6	4.51
Other securities	19.8	0.1	1.19	12.3	0.1	3.87	8.0	0.1	2.79

Total securities (te) (c)	3,716.5	22.6	2.43	3,935.6	24.3	2.47	4,423.4	23.4	2.11

Total short-term investments	379.6	0.2	0.22	406.2	0.2	0.23	453.6	0.3	0.25

Average earning assets (te)	$16,791.7	$176.5	4.21%	$16,740.4	$177.8	4.29%	$16,500.2	$182.3	4.42%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,078.1	$1.5	0.10%	$6,072.1	$1.5	0.10%	$5,965.8	$1.5	0.10%
Time deposits	2,026.4	3.0	0.60	2,170.4	3.1	0.58	2,415.4	3.8	0.63
Public funds	1,450.3	0.7	0.21	1,526.6	0.8	0.20	1,483.3	0.9	0.23

Total interest-bearing deposits	9,554.8	5.2	0.22	9,769.1	5.4	0.22	9,864.5	6.2	0.25

Short-term borrowings	957.4	0.9	0.34	785.1	1.0	0.54	790.1	1.1	0.54
Long-term debt	380.2	3.1	3.32	386.0	3.2	3.34	393.6	3.2	3.28

Total borrowings	1,337.6	4.0	1.19	1,171.1	4.2	1.46	1,183.7	4.3	1.45

Total interest-bearing liabilities	10,892.4	9.2	0.34%	10,940.2	9.6	0.36%	11,048.2	10.5	0.38%

Net interest-free funding sources	5,899.3			5,800.2			5,452.0

Total cost of funds	$16,791.7	$9.2	0.22%	$16,740.4	$9.6	0.23%	$16,500.2	$10.5	0.25%

Net interest spread (te)		$167.3	3.87%		$168.2	3.93%		$171.8	4.04%
Net interest margin	$16,791.7	$167.3	3.99%	$16,740.4	$168.2	4.06%	$16,500.2	$171.8	4.17%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

	Six Months Ended
	June 30, 2014			June 30, 2013
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$9,226.1	$216.1	4.72%	$8,348.8	$216.7	5.23%
Mortgage loans	1,732.5	42.4	4.89	1,596.3	52.6	6.60
Consumer loans	1,572.3	46.8	6.00	1,599.0	53.0	6.69
Loan fees & late charges	—	1.4		—	1.8

Total loans (te)	12,530.9	306.7	4.93	11,544.1	324.1	5.65

Loans held for sale	16.9	0.3	4.10	32.7	0.6	3.65
US Treasury and agency securities	46.5	0.5	2.26	2.8	—	1.29
Mortgage-backed securities and CMOs	3,551.5	41.3	2.32	3,941.7	39.4	2.00
Municipals (te) (a)	211.4	4.9	4.59	225.0	5.2	4.61
Other securities	16.1	0.2	2.22	8.2	0.1	2.37

Total securities (te) (c)	3,825.5	46.9	2.45	4,177.7	44.7	2.14

Total short-term investments	392.9	0.4	0.23	754.4	0.9	0.25

Average earning assets (te)	$16,766.2	$354.3	4.25%	$16,508.9	$370.3	4.51%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,075.1	$3.0	0.10%	$5,974.0	$3.2	0.11%
Time deposits	2,098.0	6.1	0.59	2,411.1	7.9	0.66
Public funds	1,488.3	1.5	0.20	1,545.8	1.8	0.24

Total interest-bearing deposits	9,661.4	10.6	0.22	9,930.9	12.9	0.26

Short-term borrowings	871.7	1.9	0.43	777.0	2.4	0.62
Long-term debt	383.1	6.3	3.33	395.0	6.4	3.28

Total borrowings	1,254.8	8.2	1.32	1,172.0	8.8	1.51

Total interest-bearing liabilities	10,916.2	18.8	0.35%	11,102.9	21.7	0.39%

Net interest-free funding sources	5,850.0			5,406.0

Total cost of funds	$16,766.2	$18.8	0.22%	$16,508.9	$21.7	0.27%

Net interest spread (te)		$335.5	3.90%		$348.6	4.12%
Net interest margin	$16,766.2	$335.5	4.03%	$16,508.9	$348.6	4.24%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Due to the significant, unsustainable contribution from purchase accounting accretion, management believes that core net interest income and core margin provide meaningful financial measures to investors of the Company’s performance over time. The following table provides a reconciliation of reported and core net interest income and reported and core net interest margin.

Reconciliation of Reported Net Interest Margin to Core Margin

	Three Months Ended			Six Months Ended June 30,
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions)	2014	2014	2013	2014	2013
Net interest income (te) (a)	$167.3	$168.2	$171.8	$335.5	$348.6
Purchase accounting accretion
Loan accretion	28.0	29.7	35.9	57.8	76.2
Whitney premium bond amortization	(1.4)	(1.5)	(3.4)	(3.0)	(6.9)
Whitney and Peoples First CD accretion	0.1	0.1	0.2	0.1	0.5

Total net purchase accounting accretion	26.7	28.3	32.7	54.9	69.8

Net interest income (te) - core	$140.6	$139.9	$139.1	$280.6	$278.8

Average earning assets	$16,791.7	$16,740.4	$16,500.2	$16,766.2	$16,508.9
Net interest margin - reported	3.99%	4.06%	4.17%	4.03%	4.24%
Net purchase accounting accretion (%)	0.64%	0.69%	0.79%	0.67%	0.85%

Net interest margin - core	3.35%	3.37%	3.38%	3.36%	3.40%

(a)	Tax equivalent (te) amounts are calculated using a federal income tax rate of 35%.

Provision for Loan Losses

During the second quarter of 2014, Hancock recorded a total provision for loan losses of $6.7 million, down from $8.0 million in the first quarter of 2014 and $8.3 million in the second quarter of 2013. The provision for noncovered loans was $6.8 million in the second quarter of 2014, compared to $8.3 million in the first quarter of 2014 and $7.9 million in the second quarter of 2013. The provision for the covered portfolio was a small net credit in each of the three-month periods. For the first six months of 2014, the total provision for loan losses was $14.7 million, down from $17.8 million for the same period in 2013. The decrease in the provision year-over-year was caused primarily by reductions in the expected losses within the covered portfolio.

The section below on “Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loans losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans and for acquired-performing loans and acquired-impaired loans (which includes all covered loans) are described in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Noninterest Income

Noninterest income totaled $56.4 million for the second quarter of 2014, relatively flat compared to the first quarter of 2014, but down $7.5 million from the second quarter of 2013. Excluding the impact of lost revenue from the sale of certain insurance business lines during the second quarter of 2014 and the impact from the amortization of the FDIC loss share receivable discussed further below, second quarter 2014 noninterest income increased approximately $1.0 million from first quarter 2014. Noninterest income totaled $113.1 million for the first six months of 2014, down $11.0 million, or 9%, from the first six months of 2013.

Service charges on deposits totaled $19.3 million for the second quarter of 2014, up $0.6 million, or 3%, from the first quarter of 2014, but down $0.6 million, or 3%, from the second quarter of 2013. The increase from the first quarter of 2014 to the second quarter of 2014 reflects the impact of two additional business days in the second quarter of 2014.

Bank card fees and ATM fees totaled $11.6 million in the second quarter of 2014, up $1.0 million, or 10%, from the first quarter of 2014 and relatively flat compared to the second quarter of 2013. The increase from the first quarter 2014 to the second quarter of 2014 was due to seasonally higher transaction volume.

Trust, investment and annuity fees and insurance fees totaled $18.5 million for the second quarter of 2014, down $0.5 million, or 2%, from the first quarter of 2014 and down $1.4 million, or 7%, from the second quarter of 2013. Trust fees were up $1.3 million from the first quarter due in part to seasonal revenue as well as growth in the value of assets managed. This increase was offset by a $1.8 million decrease in insurance fees as result of the Company selling its property and casualty and group benefits insurance intermediary business in April 2014.

Fees from the secondary mortgage operations in the second quarter of 2014 were down $0.2 million, or 11%, compared to the first quarter of 2014 and down $2.4 million, or 58%, compared to the second quarter of 2013. Through the first six months of 2014, fees from the secondary mortgage operations decreased $4.8 million compared to the first six months of 2013. The decline reflects reduced loan sales as a result of an overall slowing of mortgage refinancing activity as well as an increase of originated mortgages being held for investment.

The $1.9 million reduction in gains on the sale of assets compared to the prior quarter reflects the deposit premium received in the first quarter of 2014 related to the sale of the three branches.

Amortization of the FDIC loss share receivable totaled $3.3 million in the second quarter of 2014 compared to $3.9 million in the first quarter of 2014. For the first six months of 2014, amortization of the FDIC loss share receivable totaled $7.2 million. There was no amortization recorded in the first six months of 2013. The amortization reflects a reduction in the amount of expected reimbursements under the loss share agreements due to lower loss projections for the related covered loan pools. Elevated levels of amortization of the loss share receivable are anticipated throughout 2014 as projected losses from the covered portfolio have decreased.

The components of noninterest income are presented in the following table for the indicated periods:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June, 30
	2014	2014	2013	2014	2013
(In thousands)
Service charges on deposit accounts	$19,269	$18,712	$19,864	$37,981	$38,879
Trust fees	11,499	10,238	9,803	21,737	18,495
Bank card and ATM fees	11,596	10,569	11,399	22,165	22,457
Investment and annuity fees	5,097	4,952	5,192	10,049	9,769
Secondary mortgage market operations	1,758	1,965	4,139	3,723	8,522
Insurance commissions and fees	1,888	3,744	4,845	5,632	8,839
Amortization of FDIC loss share receivable	(3,321)	(3,908)	—	(7,229)	—
Income from bank owned life insurance	2,357	2,314	2,809	4,671	6,108
Credit related fees	2,834	2,732	1,533	5,566	2,974
Income from derivatives	481	759	1,408	1,240	2,039
Gain on sale of assets	(217)	1,682	162	1,465	476
Safety deposit box income	443	513	462	956	1,013
Other miscellaneous	2,714	2,427	2,281	5,141	4,513

Total noninterest income	$56,398	$56,699	$63,897	$113,097	$124,084

Noninterest Expense

Noninterest expense increased $9.9 million for the second quarter of 2014 as compared to the first quarter, but was down $5.4 million from the second quarter of 2013. Included in second quarter 2014 noninterest expense were $12.1 million in nonoperating expense items discussed further below. Excluding these items, operating expense for the second quarter of 2014 totaled $144.7 million, which was down $2.3 million, or 2%, from the first quarter of 2014 and down $17.5 million, or 11%, from the same period in 2013. Operating expense for the first six months of 2014 totaled $291.7 million, down $30.1 million, or 9%, compared to the first six months of 2013. The decreases are primarily related to cost savings realized from the Company’s expense and efficiency initiatives and the divestiture of certain insurance business lines.

Total personnel expense (excluding $1.6 million in nonoperating expense) totaled $79.5 million for the second quarter of 2014, down $1.9 million, or 2%, compared to the first quarter of 2014 and down $8.1 million, or 9%, from the second quarter of 2013. Total personnel expense for the first six months of 2014 decreased $14.6 million, or 8%, compared to the first six months of 2013. Through a number of expense and efficiency initiatives, the Company has reduced its workforce during the past 18 months in excess of 350 FTEs, or 9%, resulting in an $8.6 million decrease in compensation expense and a $6.8 million decrease in benefit expense for the first six months of 2014 compared to the same period in 2013.

Occupancy and equipment expenses totaled $14.9 million for the second quarter of 2014, down $0.6 million, or 4%, from the first quarter of 2014 and down $2.4 million, or 14%, from the second quarter of 2013. Occupancy and equipment expenses totaled $30.4 million for the first six months of 2014, down $4.5 million, or 13%, from the first six months of 2013. The reductions in personnel, occupancy and equipment expenses reflect the effect of the closure or sales approximately 40 branches since June 30, 2013 and other expense and efficiency initiatives as management continually looks to rationalize the branch network.

All other expenses, excluding amortization of intangibles and $10.5 million in nonoperating expenses items, totaled $43.6 million for the second quarter of 2014, down $0.6 million, or 1%, from the first quarter of 2014 and down $6.3 million, or 13%, from second quarter of 2013. The effect of a decrease in ORE expense was partially offset by increases in other miscellaneous expenses. ORE expense in the second quarter included gains on the sale of some foreclosed properties and reductions in write-downs that reduced ORE expenses below the normal quarterly level of $0.5 to $1.0 million. For the first six months of 2014 compared to the first six months of 2013, all other expenses decreased $9.8 million, or 10%, primarily due to decreases in professional services, deposit insurance, telecommunications and postage and ORE expense.

Tax credit investment amortization reflects amortization of equity investments in entities that undertake projects that qualify under a variety of state or federal laws for tax credits against federal and state income taxes. The Company amortizes equity investments over the tax credit compliance period for those investments where return of the capital invested is not expected. The increase in year-over-year amortization expense reflects increases in the amount invested in projects throughout the period. The financial return from these investments is provided through tax credits earned and received, all of which are accounted for as a reduction of the provision for income taxes.

Nonoperating expense items totaled $12.1 million for the second quarter of 2014 and the first six months of 2014. Included in this total were expenses of $10.3 million for the settlement of an assessment by the FDIC related to a targeted review of certain previously paid claims under the loss sharing agreements, $7.5 million related to the Company’s expense and efficiency initiative including $3.5 million for the closure of certain branch locations as part of the ongoing branch rationalization process, and $3.5 million related to the early termination of reverse repurchase obligations. These expenses were partially offset by the $9.1 million gain from the divestiture of certain insurance business lines, net of costs related to discontinuing the operations.

The components of noninterest expense are presented in the following table for the indicated periods:

		Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(In thousands)	2014	2014	2013	2014	2013
Operating expense
Compensation expense	$66,948	$67,165	$71,327	$134,113	$142,678
Employee benefits	12,558	14,267	16,268	26,825	32,844

Personnel expense	79,506	81,432	87,595	160,938	175,522

Net occupancy expense	10,840	11,266	12,404	22,106	24,730
Equipment expense	4,059	4,274	4,919	8,333	10,220
Data processing expense	12,828	12,419	12,781	25,247	24,315
Professional services expense	6,421	6,409	8,726	12,830	16,672
Amortization of intangibles	6,744	7,038	7,431	13,782	14,986
Telecommunications and postage	3,835	3,583	5,059	7,418	9,087
Deposit insurance and regulatory fees	2,743	2,967	4,200	5,710	7,846
Other real estate owned expense, net	84	1,777	3,355	1,861	4,063
Advertising	2,006	1,759	2,181	3,765	4,358
Ad valorem and franchise taxes	2,638	2,661	2,182	5,299	4,384
Printing and supplies	792	1,329	1,511	2,121	2,820
Insurance expense	1,018	1,040	1,065	2,058	2,131
Travel	1,059	896	1,288	1,955	2,401
Entertainment and contributions	1,529	1,412	1,269	2,941	2,991
Tax credit investment amortization	2,198	2,172	1,247	4,370	2,673
Other expense	6,427	4,548	5,037	10,975	12,653

Total operating expense	$144,727	$146,982	$162,250	$291,709	$321,852

Nonoperating expense items
Impact of insurance business line divestiture	$(9,101)	$—	$—	$(9,101)	$—
FDIC settlement	10,268	—	—	10,268	—
Expense and efficiency initiatives and other items	7,503	—	—	7,503	—
Early debt redemption	3,461	—	—	3,461	—

Total nonoperating expense items	$12,131	$—	$—	$12,131	$—

Total noninterest expense	$156,858	$146,982	$162,250	$303,840	$321,852

Income Taxes

The effective income tax rate for the second quarter of 2014 was approximately 31% compared to 27% in the first quarter of 2014 and 25% in the second quarter of 2013. The increase in the tax rate for the 2014 second quarter was due in part to the tax impact of the gain on the divestiture of selected insurance business lines. Management expects the effective tax rate for the remainder of 2014 to be approximately 27%. Hancock’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and the use of tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (QZAB), Qualified School Construction Bonds (QSCB), Federal and State New Market Tax Credit (NMTC) and Low-Income Housing Tax Credit (LIHTC) programs. The investments generate tax credits which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes. Table 5 reconciles reported income tax expense to that computed at the statutory federal tax rate for both the year-to-date and quarter-ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Taxes computed at statutory rate	$20,170	$21,899	$43,730	$44,657
Tax credits:
QZAB/QSCB	(769)	(794)	(1,538)	(1,588)
NMTC—Federal and State	(3,173)	(2,152)	(6,606)	(4,304)
LIHTC	(113)	(231)	(226)	(462)
Other tax credits	—	—	—	—

Total tax credits	(4,055)	(3,177)	(8,370)	(6,354)
State income taxes, net of federal income tax benefit	1,043	806	2,716	1,558
Tax-exempt interest	(1,530)	(1,628)	(3,114)	(3,303)
Bank owned life insurance	(825)	(1,005)	(1,635)	(2,165)
Goodwill—writeoff	1,112	—	1,112	—
Other, net	1,750	(1,188)	1,427	(2,240)

Income tax expense	$17,665	$15,707	$35,866	$32,153

The Company invests in Federal NMTC projects related to tax credit allocations that have been awarded to its wholly-owned Community Development Entity (CDE) as well as projects that utilize credits awarded to unrelated CDEs. From 2008 through 2013, the Company’s CDE was awarded three allocations totaling $148 million. These awards are expected to generate tax credits totaling $57.7 million over their seven-year compliance periods.

The Company intends to continue making investments in tax credit projects, though its ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits. Based only on tax credit investments that have been made, the Company expects to realize tax credits over the next three years totaling $12.9 million, $10.1 million and $9.0 million for 2015, 2016 and 2017, respectively.

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2014	2014	2013	2014	2013
Common Share Data
Earnings per share:
Basic	$0.48	$0.58	$0.55	$1.06	$1.11
Diluted	$0.48	$0.58	$0.55	$1.06	$1.11
Operating earnings per share: (a)
Basic	$0.59	$0.58	$0.55	$1.18	$1.11
Diluted	$0.59	$0.58	$0.55	$1.17	$1.11
Cash dividends per share	$0.24	$0.24	$0.24	$0.48	$0.48
Book value per share (period-end)	$30.45	$29.93	$28.57	$30.45	$28.57
Tangible book value per share (period-end)	$21.08	$20.47	$18.83	$21.08	$18.83
Weighted average number of shares (000s):
Basic	81,933	82,277	83,279	82,099	84,071
Diluted	82,174	82,534	83,357	82,348	84,153
Period-end number of shares (000s)	81,860	82,282	82,078	81,860	82,078
Market data:
High price	$37.86	$38.50	$30.93	$38.50	$33.59
Low price	$32.02	$32.66	$25.00	$32.02	$25.00
Period-end closing price	$35.32	$36.65	$30.07	$35.32	$30.07
Trading volume (000s) (b)	27,432	31,328	38,599	58,760	68,068

(a)	Excludes nonoperating expense items and securities transactions.
(b)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2014	2014	2013	2014	2013
(in thousands)
Income Statement:
Interest income	$174,001	$175,140	$179,649	$349,141	$364,921
Interest income (te) (a)	176,555	177,776	182,292	354,331	370,290
Interest expense	9,223	9,578	10,470	18,801	21,727

Net interest income (te)	167,332	168,198	171,822	335,530	348,563
Provision for loan losses	6,691	7,963	8,257	14,654	17,835
Noninterest income excluding securities transactions	56,398	56,699	63,897	113,097	124,084
Securities transactions gains	—	—	—	—	—
Noninterest expense	156,858	146,982	162,250	303,840	321,852

Income before income taxes	57,627	67,316	62,569	124,943	127,591
Income tax expense	17,665	18,201	15,707	35,866	32,153

Net income	$39,962	$49,115	$46,862	$89,077	$95,438

Total nonoperating expense items	12,131	—	—	12,131
Taxes on adjustments at marginal tax rate	2,518	—	—	2,518	—

Operating income (b)	$49,575	$49,115	$46,862	$98,690	$95,438

(a)	For analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).
(b)	Net income less nonoperating expense items and securities gains/losses. Management believes that this is a useful financial measure because it enables investors to assess ongoing operations.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2014	2014	2013	2014	2013
Performance Ratios
Return on average assets	0.84%	1.05%	0.99%	0.94%	1.01%
Return on average assets (operating) (a)	1.04%	1.05%	0.99%	1.04%	1.01%
Return on average common equity	6.51%	8.18%	7.82%	7.33%	7.93%
Return on average common equity (operating) (a)	8.07%	8.18%	7.82%	8.12%	7.93%
Tangible common equity ratio	9.29%	9.24%	8.52%	9.29%	8.52%
Earning asset yield (te)	4.21%	4.29%	4.42%	4.25%	4.51%
Total cost of funds	0.22%	0.23%	0.25%	0.22%	0.27%
Net interest margin (te)	3.99%	4.06%	4.17%	4.03%	4.24%
Efficiency ratio (b)	61.67%	62.23%	65.68%	61.95%	64.92%
Allowance for loan losses to period-end loans	1.00%	1.02%	1.18%	1.00%	1.18%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	126.26%	112.64%	91.43%	126.26%	91.43%
Average loan/deposit ratio	84.20%	81.20%	76.41%	82.63%	75.86%
Noninterest income excluding securities transactions to total revenue (te)	25.21%	25.21%	27.11%	25.21%	26.25%

(a)	Excludes tax-effected securities transactions and nonoperating expense items. Management believes that this is a useful financial measure that helps investors compare the Company’s fundamental operations over time.
(b)	Efficiency ratio is defined as noninterest expense as a percent of total revenue (TE) before amortization of purchased intangibles, merger expenses and securities transactions.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2014	2014	2013	2014	2013
Asset Quality Information
Nonaccrual loans (a)	$89,901	$101,400	$132,716	$89,901	$132,716
Restructured loans—still accruing	7,868	8,459	11,541	7,868	11,541

Total nonperforming loans	97,769	109,859	144,257	97,769	144,257
Other real estate (ORE) and foreclosed assets	59,732	69,813	72,235	59,732	72,235

Total nonperforming assets	$157,501	$179,672	$216,492	$157,501	$216,492

Nonperforming assets to loans, ORE and foreclosed assets	1.22%	1.43%	1.84%	1.22%	1.84%
Accruing loans 90 days past due (a)	$4,142	$3,998	$6,647	$4,142	$6,647
Accruing loans 90 days past due to loans	0.03%	0.03%	0.06%	0.03%	0.06%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.25%	1.46%	1.90%	1.25%	1.90%
Net charge-offs—noncovered	$4,064	$3,978	$7,032	$8,042	$13,665
Net charge-offs—covered	1,181	2,510	2,026	3,691	5,248
Net charge-offs—noncovered to average loans	0.13%	0.13%	0.24%	0.13%	0.24%
Allowance for loan losses	$128,672	$128,248	$137,969	$128,672	$137,969
Allowance for loan losses to period-end loans	1.00%	1.02%	1.18%	1.00%	1.18%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	126.26%	112.64%	91.43%	126.26%	91.43%
Provision for loan losses	$6,691	$7,963	$8,257	$14,654	$17,835

(a)	Nonaccrual loans and accruing loans past due 90 days or more do not include acquired-impaired loans with an accretable yield. Included in nonaccrual loans are $11.5 million, $16.1 million, and $22.2 million in restructured loans at 6/30/14, 3/31/14, and 6/30/13, respectively.

Supplemental Asset Quality Information	Originated	Acquired (a)	Covered (a) (b)	Total
	June 30, 2014
Nonaccrual loans	$74,533	$12,048	$3,320	$89,901
Restructured loans—still accruing	4,823	3,045	—	7,868

Total nonperforming loans	79,356	15,093	3,320	97,769
ORE and foreclosed assets (c)	40,158	—	19,574	59,732

Total nonperforming assets	119,514	15,093	22,894	157,501

Accruing loans 90 days past due	3,416	726	—	4,142
Allowance for loan losses	78,573	8,947	41,152	128,672

	March 31, 2014
Nonaccrual loans	$79,400	$18,626	$3,374	$101,400
Restructured loans—still accruing	4,538	3,921	—	8,459

Total nonperforming loans	83,938	22,547	3,374	109,859
ORE and foreclosed assets	45,386	—	24,427	69,813

Total nonperforming assets	129,324	22,547	27,801	179,672

Accruing loans 90 days past due	2,543	1,455	—	3,998
Allowance for loan losses	79,560	5,259	43,429	128,248

Loans Outstanding	Originated	Acquired (a)	Covered (a) (b)	Total
	June 30, 2014
Commercial non-real estate loans	$4,610,696	$769,159	$13,836	$5,393,691
Construction and land development loans	903,610	119,847	17,199	1,040,656
Commercial real estate loans	2,173,006	836,646	46,611	3,056,263
Residential mortgage loans	1,469,977	111,724	189,570	1,771,271
Consumer loans	1,501,163	84,403	36,609	1,622,175

Total loans	10,658,452	1,921,779	303,825	12,884,056

Change in loan balance from previous quarter	734,088	(350,657)	(27,312)	356,119

	March 31, 2014
Commercial non-real estate loans	$4,353,549	$830,211	$14,269	$5,198,029
Construction and land development loans	824,837	134,443	19,518	978,798
Commercial real estate loans	2,110,096	907,170	52,050	3,069,316
Residential mortgage loans	1,228,170	293,111	199,026	1,720,307
Consumer loans	1,407,712	107,501	46,274	1,561,487

Total loans	9,924,364	2,272,436	331,137	12,527,937

Change in loan balance from previous quarter	430,232	(199,583)	(27,530)	203,120

(a)	Acquired and covered loans are subject to purchase accounting guidance as described in note 4 to the condensed consolidated financial statements.
(b)	Acquired loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.
(c)	ORE received in settlement of acquired loans is no longer subject to purchase accounting guidance and has been included with ORE from originated loans. ORE received in settlement of covered loans remains covered under the FDIC loss share agreements.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Period-End Balance Sheet
Total loans, net of unearned income (a)	$12,884,056	$12,527,937	$12,324,817	$11,734,472	$11,681,497
Loans held for sale	22,017	15,911	24,515	18,444	20,233
Securities	3,677,229	3,797,883	4,033,124	4,124,202	4,303,918
Short-term investments	440,688	280,373	268,839	462,313	442,917

Earning assets	17,023,990	16,622,104	16,651,295	16,339,431	16,448,565
Allowance for loan losses	(128,672)	(128,248)	(133,626)	(138,223)	(137,969)
Goodwill	621,193	625,675	625,675	625,675	625,675
Other intangible assets, net	145,825	152,734	159,773	167,116	174,423
Other assets	1,687,095	1,731,905	1,706,134	1,807,847	1,823,607

Total assets	$19,349,431	$19,004,170	$19,009,251	$18,801,846	$18,934,301

Noninterest-bearing deposits	$5,723,663	$5,613,872	$5,530,253	$5,479,696	$5,340,177
Interest-bearing transaction and savings deposits	6,079,837	6,118,150	6,162,959	6,008,042	5,965,372
Interest-bearing public funds deposits	1,484,188	1,451,430	1,571,532	1,240,336	1,410,866
Time deposits	1,957,539	2,091,322	2,095,772	2,326,797	2,439,523

Total interest-bearing deposits	9,521,564	9,660,902	9,830,263	9,575,175	9,815,761

Total deposits	15,245,227	15,274,774	15,360,516	15,054,871	15,155,938
Short-term borrowings	1,063,664	712,634	657,960	782,779	828,107
Long-term debt	374,991	380,001	385,826	376,664	385,122
Other liabilities	172,967	174,227	179,880	231,090	219,794
Stockholders’ equity	2,492,582	2,462,534	2,425,069	2,356,442	2,345,340

Total liabilities & stockholders’ equity	$19,349,431	$19,004,170	$19,009,251	$18,801,846	$18,934,301

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2014	2014	2013	2014	2013
Average Balance Sheet
Total loans, net of unearned income (a)	$12,680,861	$12,379,316	$11,594,920	$12,530,922	$11,544,150
Loans held for sale	14,681	19,207	28,289	16,932	32,676
Securities (b)	3,716,563	3,935,616	4,423,441	3,825,484	4,177,713
Short-term investments	379,639	406,214	453,565	392,853	754,371

Earning assets	16,791,744	16,740,353	16,500,215	16,766,191	16,508,910
Allowance for loan losses	(126,887)	(134,670)	(137,815)	(130,757)	(137,465)
Goodwill and other intangible assets	770,294	781,434	803,679	775,833	807,425
Other assets	1,604,113	1,667,990	1,856,753	1,635,875	1,908,513

Total assets	$19,039,264	$19,055,107	$19,022,832	$19,047,142	$19,087,383

Noninterest-bearing deposits	$5,505,734	$5,499,993	$5,346,916	$5,502,879	$5,330,871
Interest-bearing transaction and savings deposits	6,078,115	6,072,113	5,965,769	6,075,131	5,974,011
Interest-bearing public fund deposits	1,450,312	1,526,611	1,483,267	1,488,251	1,545,749
Time deposits	2,026,419	2,170,426	2,415,411	2,098,025	2,411,115

Total interest-bearing deposits	9,554,846	9,769,150	9,864,447	9,661,407	9,930,875

Total deposits	15,060,581	15,269,143	15,211,363	15,164,285	15,261,746
Short-term borrowings	957,386	785,063	790,103	871,701	776,973
Long-term debt	380,151	386,026	393,641	383,073	395,020
Other liabilities	177,761	178,895	222,656	178,325	227,224
Stockholders’ equity	2,463,385	2,435,980	2,405,069	2,449,758	2,426,420

Total liabilities & stockholders’ equity	$19,039,264	$19,055,107	$19,022,832	$19,047,142	$19,087,383

(a)	Includes nonaccrual loans
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. As shown in the table below, our ratio of free securities to total securities was 20%, compared to 21% at March 31, 2014 and 22% at December 31, 2013. Free securities represent securities that are not pledged for any purpose, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window.

Liquidity Metrics

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Free securities / total securities	20.00%	21.00%	22.00%	37.00%	35.00%
Noncore deposits / total deposits	8.34%	8.67%	8.33%	9.75%	10.07%
Wholesale funds / core deposits	10.29%	7.83%	7.41%	8.56%	8.91%

The liability portion of the balance sheet provides liquidity mainly through various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. Core deposits consist of total deposits less certificates of deposits (CDs) of $100,000 or more, brokered CDs, and balances in sweep time deposit products used by commercial customers. The ratio of noncore deposits to total deposits was 8.34% at June 30, 2014, down 33 bps from March 31, 2014 and virtually unchanged from December 31, 2013. There were no brokered CDs outstanding as of June 30, 2014 compared to $98 million at March 31, 2014 and $60.2 million at December 31, 2013. The effect of the decrease in brokered CDs in the current quarter compared to the prior quarter and year-end 2013 was partially offset by an increase in public fund CDs.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity to meet short-term funding requirements. Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 10.29% of core deposits at June 30, 2014, up from 7.83% at March 31, 2014 and 7.41% at December 31, 2013. Besides funding from customer sources, our short-term borrowing capacity includes an approved line of credit with the Federal Home Loan Bank of $2.7 billion and borrowing capacity at the Federal Reserve’s discount window in excess of $1.8 billion at June 30, 2014. At June 30, 2014, the Company had borrowings from the FHLB totaling $415 million which were primarily used to fund loan growth. There were no borrowings from the FHLB at the end of any prior periods. No amounts had been borrowed at the Federal Reserve’s discount window in any period. See the discussion of “Deposits” for more information.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the six months ended June 30, 2014 and 2013.

Dividends received from the Bank have been the primary source of funds available to the Company for the payment of dividends to our stockholders and for servicing debt issued by the holding company. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Company. It is the Company’s policy to maintain cash and other liquid assets at the holding company to provide liquidity sufficient to fund six quarters of anticipated common stockholder dividends.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.5 billion at June 30, 2014, up $68 million from December 31, 2013. The tangible common equity ratio increased to 9.29% at June 30, 2014 from 9.00% at December 31, 2013.

The Board of Directors authorized a new common stock buyback program in July for up to 5%, or approximately 4 million shares, of the Company’s common stock issued and outstanding. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The buyback authorization will expire December 31, 2015.

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

On July 2, 2013 the Federal Reserve Board finalized its rule implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The interim final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier 1 ratio of 4.5% of risk-weighted assets, raises the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets and sets a new conservation buffer of 2.5% of risk-weighted assets. The final rule is effective for the Company on January 1, 2015; however, the rule allows for transition periods for certain changes, including the conservation buffer. Based on estimated capital ratios using Basel III definitions, the Company and the Bank currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

At June 30, 2014, the regulatory capital ratios of the Company and the Bank were well in excess of current regulatory minimum requirements, as indicated in the table below. The Company and the Bank have been categorized as “well capitalized” in the most recent notices received from our regulators. As of June 30, 2014, regulatory capital for the Company and the Bank increased compared to both March 31, 2014 and December 31, 2013 as the Company’s net income exceeded dividends. Leverage ratios increased due to the increase in Tier 1 capital. Risk-based ratios were down compared to the prior two quarter-ends due to the growth in loans (primarily at 100% risk-weight) funded by liquidity from payoffs and maturities of securities (0%-20% risk weight).

	June 30,	March 31,	December 31,
	2014	2014	2013
Regulatory ratios:
Total capital (to risk weighted assets)
Hancock Holding Company	12.96%	13.20%	13.11%
Whitney Bank	12.72%	13.02%	12.98%
Tier 1 capital (to risk weighted assets)
Hancock Holding Company	11.83%	11.90%	11.76%
Whitney Bank	11.58%	11.72%	11.64%
Tier 1 leverage capital
Hancock Holding Company	9.61%	9.43%	9.34%
Whitney Bank	9.44%	9.32%	9.29%

(1)	Tier 1 capital generally includes common equity, retained earnings, non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock, reduced by goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets. Total capital consists of Tier 1 capital plus perpetual preferred stock not qualifying as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of allowances for credit losses.
(2)	The risk-weighted asset base is equal to the sum of the aggregate value of assets and credit-converted off-balance sheet items in each risk category as specified in regulatory guidelines, multiplied by the weight assigned by the guidelines to that category.
(3)	The Tier 1 leverage capital ratio is Tier 1 capital divided by average total assets reduced by the deductions for Tier 1 capital noted above.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $3.7 billion at June 30, 2014, down $356 million from December 2013 and $121 million from March 31, 2014. During the second quarter of 2014, funds from repayments and maturities in the securities portfolio were used primarily to support loan growth. At June 30, 2014 securities available for sale totaled $1.3 billion and securities held to maturity totaled $2.4 billion.

The securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return. The Company invests only in high quality securities of investment grade quality with a targeted duration for the overall portfolio of between two and five. At June 30, 2014, the average maturity of the portfolio was 4.73 years with an effective duration of 4.12 and a weighted-average yield of 2.40%. The effective duration increases, under management scenarios, to 4.54 with a 100 basis point increase in the yield curve and to 4.67 with a 200 basis point increase. At year-end 2013, the average maturity of the portfolio was 3.97 years with an effective duration of 3.93 and a weighted-average yield of 2.28%.

Loans

Total loans at June 30, 2014 were $12.9 billion, up $356 million, or 3%, compared to March 31, 2014 and up $559 million, or 5%, from December 31, 2013. Excluding the FDIC-covered portfolio, total loans increased $383 million, or 3% from March 31, 2014 and $614 million from year-end 2013. The noncovered loan portfolio was up $1.3 billion, or 12% from June 30, 2013.

See Note 3 to the consolidated financial statements for the composition of originated, acquired and covered loans at June 30, 2014 and December 31, 2013. Originated loans include all loans not included in the acquired and covered loan portfolios described as follows. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011 and that continue to be subject to purchase accounting considerations. Acquired loans include those that were performing satisfactorily at the acquisition date (acquired-performing) and loans acquired with evidence of credit deterioration (acquired-impaired). Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. Certain differences in the accounting for originated loans and for acquired-performing and acquired-impaired loans (which include all covered loans) are described in Note 3 to the consolidated financial statements.

The largest component of linked-quarter net loan growth (excluding the FDIC-covered portfolio) was in the commercial and industrial portfolio, with additional growth and change in mix from the construction, residential mortgage and consumer portfolios. The majority of the growth during the second quarter came from the Houston and south Louisiana markets.

The Company’s commercial customer base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers totaled approximately $1.6 billion at June 30, 2014, up approximately $75 million from March 31, 2014. The majority of the O&G portfolio is with customers providing transportation and other services and products to support exploration and production activities. The Bank lends mainly to middle-market and smaller commercial entities, although it participates in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared credits funded at June 30, 2014 totaled approximately $1.6 billion, up approximately $125 million from the last quarter and $200 million from December 31, 2013. Approximately $976 million of shared national credits were with O&G customers at June 30, 2014, up $83 million from March 31, 2014, and up $163 million from year-end.

Construction and land development loans (C&D) loans and commercial real estate (CRE) loans in the originated and acquired portfolios increased a net $487 million over the first six months of 2014. CRE loans include loans on both income-producing properties as well as properties used by borrowers in commercial operations.

Residential mortgages in the originated and acquired portfolios were up a net $60 million during the second quarter and $70 million over the first six months of 2014. Consumer loans decreased by a net $57 million over this period.

Total covered loans at June 30, 2014 were down $27 million from March 31, 2014 and $55 million from December 31, 2013, reflecting normal repayments, charge-offs and foreclosures. The covered portfolio will continue to decline over the terms of the loss share agreements.

Allowance for Loan Losses and Asset Quality

The Company’s total allowance for loan losses was $128.7 million at June 30, 2014, compared to $128.2 million at March 31, 2014. The ratio of the allowance to period-end loans was 1.00% at June 30, 2014, down slightly from 1.02% at March 31, 2014. The allowance maintained on the originated portion of the loan portfolio totaled $78.6 million, or 0.74%, of related loans, at June 30, 2014, as compared to $79.6 million, or 0.80%, at March 31, 2014.

During the second quarter of 2014, Hancock recorded a total provision for loan losses of $6.7 million, down from $8.0 million in the first quarter of 2014. The total provision for loan losses for the first six months of 2014 was $14.7 million, compared to $17.8 million for the same period in 2013. The decrease year-over-year was caused by reductions in expected losses on covered loans.

Net charge-offs from the noncovered loan portfolio were $4.1 million, or 0.13% of average total loans on an annualized basis in the second quarter of 2014, both measures relatively flat compared to the first quarter of 2014.

The following table sets forth activity in the allowance for loan losses for the periods indicated (in thousands).

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Allowance for loan losses at beginning of period	$128,248	$133,626	$137,777	$133,626	$136,171

Loans charged-off:
Noncovered loans:
Commercial non real estate	1,272	2,386	121	3,658	4,200
Commercial and land development	950	91	5,348	1,041	6,365
Commercial real estate	650	723	750	1,373	2,871
Residential mortgages	856	241	856	1,097	902
Consumer	3,581	4,041	4,376	7,622	8,350

Total noncovered charge-offs	7,309	7,482	11,451	14,791	22,688

Covered loans:
Commercial non real estate	24	46	681	70	681
Commercial and land development	166	458	283	624	2,321
Commercial real estate	905	3,117	689	4,022	2,121
Residential mortgages	422	308	463	730	516
Consumer	1,049	81	483	1,130	1,091

Total covered charge-offs	2,566	4,010	2,599	6,576	6,730

Total charge-offs	9,875	11,492	14,050	21,367	29,418

Recoveries of loans previously charged-off:
Noncovered loans:
Commercial non real estate	585	826	1,358	1,411	2,338
Commercial and land development	413	651	372	1,064	1,037
Commercial real estate	726	331	729	1,057	1,512
Residential mortgages	269	94	526	363	895
Consumer	1,252	1,602	1,434	2,854	3,241

Total noncovered recoveries	3,245	3,504	4,419	6,749	9,023

Covered loans:
Commercial non real estate	6	445	90	451	90
Commercial and land development	39	857	142	896	484
Commercial real estate	1,235	136	322	1,371	878
Residential mortgages	13	6	2	19	2
Consumer	92	56	17	148	28

Total covered recoveries	1,385	1,500	573	2,885	1,482

Total recoveries	4,630	5,004	4,992	9,634	10,505

Net charge-offs—noncovered	4,064	3,978	7,032	8,042	13,665
Net charge-offs—covered	1,181	2,510	2,026	3,691	5,248

Total net charge-offs	5,245	6,488	9,058	11,733	18,913

Provision for loan losses before FDIC benefit—covered loans	(1,095)	(7,155)	1,355	(8,250)	9,839
Benefit attributable to FDIC loss share agreement	1,022	6,853	(993)	7,875	(2,876)
Provision for loan losses noncovered loans	6,764	8,265	7,895	15,029	10,872

Provision for loan losses, net	6,691	7,963	8,257	14,654	17,835
(Decrease) Increase in FDIC loss share receivable	(1,022)	(6,853)	993	(7,875)	2,876

Allowance for loan losses at end of period	$128,672	$128,248	$137,969	$128,672	$137,969

Ratios:
Gross charge-offs—noncovered to average loans	0.23%	0.24%	0.40%	0.24%	0.40%
Recoveries—noncovered to average loans	0.10%	0.11%	0.15%	0.11%	0.16%
Net charge-offs—noncovered to average loans	0.13%	0.13%	0.24%	0.13%	0.24%
Allowance for loan losses to period-end loans	1.00%	1.02%	1.18%	1.00%	1.18%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus real estate owned (ORE) and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	June 30,	December 31,
	2014	2013
	(In thousands)
Loans accounted for on a nonaccrual basis:
Commercial non-real estate loans	$11,766	$8,705
Commercial non-real estate loans—restructured	3,368	4,654

Total commercial non-real estate loans	15,134	13,359

Construction and land development loans	7,350	8,770
Construction and land development loans—restructured	3,701	7,930

Total construction and land development loans	11,051	16,700

Commercial real estate loans	30,652	37,369
Commercial real estate loans—restructured	3,943	3,091

Total commercial real estate loans	34,595	40,460

Residential mortgage loans	21,996	22,255
Residential mortgage loans—restructured	504	—

Total residential mortgage loans	22,500	22,255

Consumer loans	6,621	6,912

Total nonaccrual loans	89,901	99,686

Restructured loans still accruing:
Commercial non-real estate loans	2,285	2,323
Construction and land development loans	3,236	3,298
Commercial real estate loans	2,347	3,144
Residential mortgage loans	—	507
Consumer loans	—	—

Total restructured loans	7,868	9,272

ORE and foreclosed assets	59,732	76,979

Total nonperforming assets*	$157,501	$185,937

Loans 90 days past due still accruing	$4,143	$10,387

Ratios:
Nonperforming assets to loans plus
ORE and foreclosed assets	1.22%	1.50%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	126.26%	111.97%
Loans 90 days past due still accruing to loans	0.03%	0.08%

*	Includes total nonaccrual loans, total restructured loans—still accruing and ORE and foreclosed assets.

Nonperforming assets (NPAs) totaled $157.5 million at June 30, 2014, down $22.2 million from March 31, 2014 and $28.4 million from December 31, 2013. Nonperforming assets as a percent of total loans, ORE, and other foreclosed assets was 1.22% at June 30, 2014, compared to 1.43% at March 31, 2014 and 1.50% at December 31, 2013.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and Federal funds sold, increased $160 million from March 31, 2014 and $172 million from December 31, 2013, to a total of $441 million at June 30, 2014. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Average short-term investments for the second quarter of 2014 were down $27 million, or 7%, compared to the first quarter of 2014, and $4 million, or 1%, compared to the fourth quarter of 2013.

Deposits

Total deposits were $15.2 billion at June 30, 2014, down less than 1% from March 31, 2014 and December 31, 2013. Average deposits for the second quarter of 2014 were down 1% from the first quarter of 2014.

Noninterest-bearing demand deposits (DDAs) increased by $110 million, or 2%, during the second quarter to $5.7 billion at June 30, 2014, and were up $194 million, or 4%, from December 31, 2013. DDAs at the end of the second quarter of 2014 were up $400 million, or 8%, from a year earlier. Noninterest-bearing demand deposits comprised 38% of total period-end deposits at June 30, 2014 compared to 37% at March 31, 2014, 36% at year-end 2013 and 35% at June 30, 2013.

Interest-bearing public fund deposits totaled $1.5 billion at June 30, 2014, up $33 million, or 2%, from March 31, 2014 but down $87 million, or 6%, from December 31, 2013. Public funds typically carry higher balances at year-end with subsequent reductions throughout the first six months of the year.

Time deposits totaled $2 billion at June 30, 2014, down $134 million, or 6%, from March 30, 2013 and down $138 million, or 7%, from December 31, 2013. Balance in sweep deposit products increased $43 million, or 12%, from December 31, 2013 primarily during the first quarter of 2014. CDs were down $137 million, or 9%, from March 31, 2014 and down $165 million, or 11%, from December 31, 2013 as low yields available to customers on maturing CDs continue to drive reductions in CD balances.

Short-Term Borrowings

At June 30, 2013, short-term borrowings totaled $1.1 billion, up $406 million, or 62%, from December 31, 2013. The Company borrowed $415 million on the $2.7 billion line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) to fund loan growth, and to replace the $115 million in fixed rate reverse repurchase obligations that were “unwound” during June. Securities sold under agreements to repurchase are the main source of short-term borrowings. These agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.

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

The following table shows the commitments to extend credit and letters of credit at June 30, 2014 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Commitments to extend credit	$5,246,722	$2,488,580	$1,053,994	$1,151,584	$552,564
Letters of credit	450,670	300,868	86,973	59,436	3,393

Total	$5,697,392	$2,789,448	$1,140,967	$1,211,020	$555,957

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company invests in projects that yield tax credits issued under the QZAB, QSCB, NMTC, and LIHTC programs. Returns on these investments are generated through the receipt of federal and state tax credits. The tax credits are recorded as a reduction to the income tax provision in the year that they are earned. Tax credits from QZAB and QSCB bonds are generally earned over the life of the bonds in lieu of interest income. Credits on Federal NMTC investments are earned over the seven-year compliance period beginning with the year of investment. Credits on State NMTC investments are generally earned over a three- to five- year period depending upon the specific state program. Tax Credits for Low-Income Housing investments are earned over a ten-year period beginning with the year in which rental activity begins. These tax credits, if not used in the tax return for the year when the credits are first available for use, can be carried forward for 20 years. For those investments where the return of the principal is not expected, the equity investment is amortized over the life of the tax compliance period as a component of noninterest expense.

Reportable Segment Disclosures

Accounting standards require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. On March 31, 2014, the Company combined its two state bank charters into one charter. Due to the charter change and consistent with its stated strategy that is focused on providing a consistent package of community banking products and services throughout a coherent market area, the Company has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and we intend such forward-looking statements to be covered by the safe harbor provisions therein and are including this statement for purposes of invoking these safe-harbor provisions. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of plans and strategies for the future. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” or similar verbs.

Forward-looking statements that we may make include, but may not be limited to, comments with respect to future levels of economic activity in our markets, loan growth, deposit trends, credit quality trends, future sales of nonperforming assets, net interest margin trends, future expense levels and the ability to achieve reductions in non-interest expense or other cost savings, projected tax rates, future profitability, improvements in expense to revenue (efficiency) ratio, purchase accounting impacts such as accretion levels, the impact of the branch rationalization process, details of the common stock buyback, possible repurchases of shares under stock buyback programs, and the financial impact of regulatory requirements. Hancock’s ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although Hancock believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ from those expressed in Hancock’s forward-looking statements include, but are not limited to, those risk factors outlined in Hancock’s most recent Annual Report on Form 10-K and other public filings with the Securities and Exchange Commission, which are available at the SEC’s internet site (http://www.sec.gov).

You are cautioned not to place undue reliance on these forward-looking statements as they are subject to risks and uncertainties. Hancock does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

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

Hancock measures its interest rate sensitivity primarily by running net interest income simulations. The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, re-pricing and maturity characteristics of the existing and projected balance sheet. The table below presents the results of simulations run as of June 30, 2014, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive as compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
Change in interest rate (basis points)	Estimated increase (decrease) in net interest income
+100	1.46%
+200	3.43%
+300	5.25%

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

Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended June 30, 2014.

	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under plans or programs
April 1, 2014 - April 30, 2014	—	$—	—	1,426,458
May 1, 2014 - May 31, 2014	590,222	33.75	590,222	836,236
June 1, 2014 - June 30, 2014	—	—	—	836,236

Total	590,222	$33.75	590,222

(1)	The Company publicly announced its 2014 stock buyback program on July 24, 2014.

Item 6. Exhibits.

(a) Exhibits:

Exhibit Number	Description

*10.1	Hancock Holding Company 2014 Long Term Incentive Plan (filed as Exhibit 10.1 to Hancock’s Form 8-K filed with the Commission on April 21, 2014 and incorporated herein by reference).

*10.2	Form of Change in Control Employment Agreement between the Company and its executive officers (filed as Exhibit 10.2 to Hancock’s Form 8-K filed with the Commission on June 20, 2014 and incorporated herein by reference).

***10.3	Addemdum to Nonqualified Deferred Compensation Plan describing SERP benefit.

***10.4	Form of 2014 Restricted Stock Award Agreement.

**31.1	Certification of Chief Executive Officers pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Interactive Data.

*	Compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ Carl J. Chaney
Carl J. Chaney
President & Chief Executive Officer

/s/ John M. Hairston
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer

Date: August 8, 2014

Index to Exhibits

Exhibit Number	Description

*10.1	Hancock Holding Company 2014 Long Term Incentive Plan (filed as Exhibit 10.1 to Hancock’s Form 8-K filed with the Commission on April 21, 2014 and incorporated herein by reference).

*10.2	Form of Change in Control Employment Agreement between the Company and its executive officers (filed as Exhibit 10.2 to Hancock’s Form 8-K filed with the Commission on June 20, 2014 and incorporated herein by reference).

***10.3	Addemdum to Nonqualified Deferred Compensation Plan describing SERP benefit.

***10.4	Form of 2014 Restricted Stock Award Agreement.

**31.1	Certification of Chief Executive Officers pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Interactive Data.

*	Compensatory plan or arrangement
**	Filed herewith