Form 10-Q
period 2014-09-30
HANCOCK HOLDING CO
filed 2014-11-07
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 81,568,836 common shares were outstanding as of November 1, 2014.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	unaudited
ASSETS
Cash and due from banks	$332,359	$348,440
Interest-bearing bank deposits	467,218	267,236
Federal funds sold	4,340	1,604
Securities available for sale, at fair value (amortized cost of $1,640,299 and $1,408,780)	1,662,410	1,421,772
Securities held to maturity (fair value of $2,253,219 and $2,576,584)	2,250,960	2,611,352
Loans held for sale	15,098	24,515
Loans	13,348,574	12,324,817
Less: allowance for loan losses	(125,572)	(133,626)

Loans, net	13,223,002	12,191,191

Property and equipment, net of accumulated depreciation of $187,692 and $172,798	407,987	432,346
Prepaid expenses	66,996	65,220
Other real estate, net	55,898	76,668
Accrued interest receivable	44,164	42,977
Goodwill	621,193	625,675
Other intangible assets, net	139,256	159,773
Life insurance contracts	422,562	381,437
FDIC loss share receivable	81,906	113,834
Deferred tax asset, net	60,323	89,708
Other assets	130,278	155,503

Total assets	$19,985,950	$19,009,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$5,866,255	$5,530,253
Interest-bearing transaction, savings, money market and time	9,870,439	9,830,263

Total deposits	15,736,694	15,360,516

Short-term borrowings	1,171,809	657,960
Long-term debt	376,452	385,826
Accrued interest payable	5,663	4,353
Other liabilities	185,990	175,527

Total liabilities	17,476,608	16,584,182

Stockholders’ equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 81,566,640 and 82,237,162 shares outstanding	271,617	273,850
Capital surplus	1,560,912	1,558,432
Retained earnings	703,506	628,166
Accumulated other comprehensive (loss), net	(26,693)	(35,379)

Total stockholders’ equity	2,509,342	2,425,069

Total liabilities and stockholders’ equity	$19,985,950	$19,009,251

See notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$150,481	$158,715	$453,066	$478,751
Loans held for sale	197	177	544	774
Securities-taxable	20,824	21,318	64,601	62,242
Securities-tax exempt	954	1,176	2,946	3,615
Federal funds sold and other short term investments	245	253	685	1,178

Total interest income	172,701	181,639	521,842	546,560

Interest expense:
Deposits	5,828	5,851	16,431	18,785
Short-term borrowings	238	1,074	2,109	3,448
Long-term debt and other interest expense	3,094	3,184	9,421	9,603

Total interest expense	9,160	10,109	27,961	31,836

Net interest income	163,541	171,530	493,881	514,724
Provision for loan losses	9,468	7,569	24,122	25,404

Net interest income after provision for loan losses	154,073	163,961	469,759	489,320

Noninterest income:
Service charges on deposit accounts	20,000	20,519	57,981	59,398
Trust fees	11,530	9,477	33,267	27,972
Bank card and ATM fees	11,641	12,221	33,806	34,678
Investment and annuity fees	5,506	5,186	15,555	14,955
Secondary mortgage market operations	2,313	2,467	6,036	10,989
Insurance commissions and fees	1,979	3,661	7,611	12,500
Amortization of FDIC loss share receivable	(2,760)	(590)	(9,989)	(590)
Other income	7,732	10,116	26,771	27,239

Total noninterest income	57,941	63,057	171,038	187,141

Noninterest expense:
Compensation expense	69,207	73,037	204,900	215,715
Employee benefits	11,957	16,340	38,812	49,184

Personnel expense	81,164	89,377	243,712	264,899

Net occupancy expense	10,848	12,369	32,983	37,099
Equipment expense	4,619	5,127	12,958	15,347
Data processing expense	13,004	12,031	38,310	36,346
Professional services expense	7,229	10,899	22,817	27,571
Amortization of intangibles	6,570	7,306	20,352	22,292
Telecommunications and postage	3,648	4,397	11,094	13,484
Deposit insurance and regulatory fees	2,967	3,789	8,677	11,635
Other real estate expense, net	(104)	2,439	1,757	6,502
Other expense	19,134	34,471	60,259	68,882

Total noninterest expense	149,079	182,205	452,919	504,057

Income before income taxes	62,935	44,813	187,878	172,404
Income taxes	16,382	11,611	52,248	43,764

Net income	$46,553	$33,202	$135,630	$128,640

Basic earnings per common share	$0.56	$0.40	$1.62	$1.51

Diluted earnings per common share	$0.56	$0.40	$1.62	$1.51

Dividends paid per share	$0.24	$0.24	$0.72	$0.72

Weighted average shares outstanding-basic	81,721	82,091	81,965	83,404

Weighted average shares outstanding-diluted	81,942	82,205	82,204	83,496

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$46,553	$33,202	$135,630	$128,640
Other comprehensive income:
Net change in unrealized (losses) gains	(6,293)	(9,685)	9,119	(96,074)
Reclassification adjustment for net (gains) losses realized and included in earnings	(6)	1,553	2,195	5,835
Amortization of unrealized net gain (loss) on securities transferred to held to maturity	892	(1,456)	2,463	(7,099)

Other comprehensive (expense) income, before income taxes	(5,407)	(9,588)	13,777	(97,338)
Income tax (benefit) expense	(2,005)	(3,512)	5,091	(35,492)

Other comprehensive (loss) income net of income taxes	(3,402)	(6,076)	8,686	(61,846)

Comprehensive income	$43,151	$27,126	$144,316	$66,794

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Surplus	Earnings	net	Total
Balance, January 1, 2013	84,847,796	$282,543	$1,647,638	$546,022	$(22,925)	$2,453,278

Net income	—	—	—	128,640	—	128,640
Other comprehensive income	—	—	—	—	(61,846)	(61,846)

Comprehensive income	—	—	—	128,640	(61,846)	66,794
Cash dividends declared ($0.72 per common share)	—	—	—	(61,000)	—	(61,000)
Common stock activity, long-term incentive plan	76,801	256	12,114	—	—	12,370
Purchase of common stock	(2,817,640)	(9,383)	(105,617)	—	—	(115,000)

Balance, September 30, 2013	82,106,957	$273,416	$1,554,135	$613,662	$(84,771)	$2,356,442

Balance, January 1, 2014	82,237,162	$273,850	$1,558,432	$628,166	$(35,379)	$2,425,069

Net income	—	—	—	135,630	—	135,630
Other comprehensive income	—	—	—	—	8,686	8,686

Comprehensive income	—	—	—	135,630	8,686	144,316
Cash dividends declared ($0.72 per common share)	—	—	—	(60,290)	—	(60,290)
Common stock activity, long-term incentive plan	224,963	749	9,465	—	—	10,214
Purchase of common stock	(895,485)	(2,982)	(6,985)	—	—	(9,967)

Balance, September 30, 2014	81,566,640	$271,617	$1,560,912	$703,506	$(26,693)	$2,509,342

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135,630	$128,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,976	24,178
Provision for loan losses	24,122	25,404
(Gain) loss on other real estate owned	(34)	3,519
Deferred tax expense	24,295	20,807
Increase in cash surrender value of life insurance contracts	(6,960)	(8,764)
Gain on disposal of other assets	(1,411)	—
Write-downs on closed branch transfers to other real estate owned	2,683	8,450
Net decrease in loans originated for sale	7,017	35,497
Net amortization of securities premium/discount	12,891	27,095
Amortization of intangible assets	20,352	22,292
Amortization of FDIC indemnification asset	9,989	590
Stock-based compensation expense	10,514	10,435
(Decrease ) increase in interest payable and other liabilities	(9,132)	7,673
Net payments (to) from FDIC	(366)	60,886
Decrease (increase) in FDIC loss share receivable	7,729	(7,108)
Decrease in other assets	21,086	43,091
Other, net	6,256	8,502

Net cash provided by operating activities	287,637	411,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	1,301	—
Proceeds from maturities of securities available for sale	218,351	510,886
Purchases of securities available for sale	(440,187)	(1,017,578)
Proceeds from maturities of securities held to maturity	358,649	419,334
Purchases of securities held to maturity	(1,031)	(450,661)
Net (increase) decrease in interest-bearing bank deposits	(199,982)	1,052,369
Net increase in federal funds sold and short-term investments	(2,736)	(14,493)
Net increase in loans	(1,060,864)	(229,913)
Purchase of life insurance contracts	(30,000)	—
Purchases of property and equipment	(14,370)	(25,855)
Proceeds from sales of property and equipment	8,607	—
Proceeds from sales of other real estate	42,913	70,220
Other, net	4,273	(7,280)

Net cash (used in) provided by investing activities	(1,115,076)	307,029

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	376,178	(689,317)
Net increase in short-term borrowings	513,849	143,646
Repayments of long-term debt	(26,558)	(26,469)
Issuance of long-term debt	17,184	6,544
Dividends paid	(60,290)	(61,000)
Repurchase of common stock	(9,967)	(115,000)
Proceeds from exercise of stock options	962	582

Net cash provided by (used in) financing activities	811,358	(741,014)

NET DECREASE IN CASH AND DUE FROM BANKS	(16,081)	(22,798)
CASH AND DUE FROM BANKS, BEGINNING	348,440	448,491

CASH AND DUE FROM BANKS, ENDING	$332,359	$425,693

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$23,920	$42,070
Transfers from available for sale securities to held to maturity securities	$—	$983,162

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

2. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow (in thousands):

Securities Available for Sale
	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$300,257	$446	$1	$300,702	$504	$2	$1	$505
Municipal obligations	18,495	272	—	18,767	35,809	177	25	35,961
Mortgage-backed securities	1,218,982	27,566	5,325	1,241,223	1,262,633	24,402	10,077	1,276,958
CMOs	90,281	—	1,723	88,558	96,369	—	2,244	94,125
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
Equity securities	8,784	877	1	9,660	9,965	785	27	10,723

	$1,640,299	$29,161	$7,050	$1,662,410	$1,408,780	$25,366	$12,374	$1,421,772

Securities Held to Maturity
	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$—	$—	$—	$—	$100,000	$316	$—	$100,316
Municipal obligations	183,379	2,911	1,709	184,581	193,189	919	6,436	187,672
Mortgage-backed securities	926,163	12,426	1,258	937,331	1,003,327	296	4,671	998,952
CMOs	1,141,418	5,888	15,999	1,131,307	1,314,836	1,062	26,254	1,289,644

	$2,250,960	$21,225	$18,966	$2,253,219	$2,611,352	$2,593	$37,361	$2,576,584

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

The following table presents the amortized cost and fair value of debt securities at September 30, 2014 by contractual maturity (in thousands). Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and CMOs.

	Amortized	Fair
	Cost	Value
Debt Securities Available for Sale
Due in one year or less	$307,762	$308,233
Due after one year through five years	153,025	152,887
Due after five years through ten years	218,513	225,794
Due after ten years	952,215	965,836

Total available for sale debt securities	$1,631,515	$1,652,750

	Amortized	Fair
	Cost	Value
Debt Securities Held to Maturity
Due in one year or less	$5,302	$5,317
Due after one year through five years	638,277	626,915
Due after five years through ten years	100,941	99,697
Due after ten years	1,506,440	1,521,290

Total held to maturity securities	$2,250,960	$2,253,219

The Company held no securities classified as trading at September 30, 2014 or December 31, 2013.

The details for securities classified as available for sale with unrealized losses for the periods indicated follow (in thousands):

September 30, 2014	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$163	$1	$25	$—	$188	$1
Municipal obligations	—	—	—	—	—	—
Mortgage-backed securities	64,485	514	125,977	4,811	190,462	5,325
CMOs	48,604	324	39,954	1,399	88,558	1,723
Equity securities	—	—	3	1	3	1

	$113,252	$839	$165,959	$6,211	$279,211	$7,050

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

December 31, 2013	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$205	$1	$—	$—	$205	$1
Municipal obligations	7,975	25	—	—	7,975	25
Mortgage-backed securities	376,350	7,164	49,061	2,913	425,411	10,077
CMOs	94,125	2,244	—	—	94,125	2,244
Equity securities	3,282	26	3	1	3,285	27

	$481,937	$9,460	$49,064	$2,914	$531,001	$12,374

The details for securities classified as held to maturity with unrealized losses for the periods indicated follow (in thousands):

Held to maturity
September 30, 2014	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municipal obligations	$2,812	$54	$55,817	$1,655	$58,629	$1,709
Mortgage-backed securities	—	—	128,802	1,258	128,802	1,258
CMOs	68,903	350	557,747	15,649	626,650	15,999

	$71,715	$404	$742,366	$18,562	$814,081	$18,966

December 31, 2013	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municipal obligations	$131,499	$6,311	$2,878	$125	$134,377	$6,436
Mortgage-backed securities	950,288	4,671	—	—	950,288	4,671
CMOs	947,061	25,088	175,633	1,166	1,122,694	26,254

	$2,028,848	$36,070	$178,511	$1,291	$2,207,359	$37,361

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

Securities with carrying values totaling $3.0 billion at September 30, 2014 and $3.1 billion at December 31, 2013 were pledged as collateral primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses

Loans, net of unearned income, consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Originated loans:
Commercial non-real estate	$4,806,740	$4,113,837
Construction and land development	974,442	752,381
Commercial real estate	2,245,855	2,022,528
Residential mortgages	1,635,462	1,196,256
Consumer	1,623,069	1,409,130

Total originated loans	$11,285,568	$9,494,132

Acquired loans:
Commercial non-real estate	$769,226	$926,997
Construction and land development	110,294	142,931
Commercial real estate	813,429	967,148
Residential mortgages	37,739	315,340
Consumer	51,488	119,603

Total acquired loans	$1,782,176	$2,472,019

Covered loans:
Commercial non-real estate	$11,171	$23,390
Construction and land development	11,166	20,229
Commercial real estate	41,550	53,165
Residential mortgages	185,289	209,018
Consumer	31,654	52,864

Total covered loans	$280,830	$358,666

Total loans:
Commercial non-real estate	$5,587,137	$5,064,224
Construction and land development	1,095,902	915,541
Commercial real estate	3,100,834	3,042,841
Residential mortgages	1,858,490	1,720,614
Consumer	1,706,211	1,581,597

Total loans	$13,348,574	$12,324,817

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

Acquired-performing loans were segregated into pools based on common risk characteristics such as loan type, credit risk ratings, and contractual interest rate and repayment terms. The major loan types included commercial and industrial loans not secured by real estate, real estate construction and land development loans, commercial real estate loans, residential mortgage loans, and consumer loans, with further segregation within certain loan types as appropriate. Aggregate cash flows, both principal and interest, expected to be generated by each loan pool were estimated based on key assumptions covering such factors as prepayments, default rates, and severity of loss given a default. These assumptions were developed using both Whitney Holding Corporation’s historical experience and the portfolio characteristics at acquisition as well as available market research.

The difference at the acquisition date between the fair value and the contractual amounts due of an acquired-performing loan pool (the “fair value discount”) is accreted into income over the estimated life of the pool. Acquired-performing loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

Acquired-impaired loans were segregated into pools by identifying loans with common credit risk profiles based primarily on characteristics such as loan type and market area in which originated. Loan types included most of the major types used for the acquired-performing portfolio. The acquired-impaired loans that had been originated in Louisiana and Texas were further disaggregated from loans originated in Mississippi, Alabama and Florida, in recognition of the differences in general economic conditions affecting borrowers in these market areas. The fair value estimate for each pool of acquired performing and acquired-impaired loans was based on the estimate of expected cash flows from the pool discounted at prevailing market rates.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The excess of estimated cash flows expected to be collected from an acquired-impaired loan pool over the pool’s carrying value is referred to as the accretable yield and is recognized in interest income using an effective yield method over the estimated remaining life of the loan pool. Each pool of acquired-impaired loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Acquired-impaired loans in pools with an accretable yield and expected cash flows that are reasonably estimable are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting. Management recasts the estimate of cash flows expected to be collected on each acquired-impaired loan pool at each reporting date. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Acquired-impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings even if they would otherwise qualify for such treatment.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the loss share receivable for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Balance, January 1	$113,834	$177,844
Amortization	(9,989)	(590)
Charge-offs, write-downs and other losses (recoveries)	(793)	(190)
External expenses qualifying under loss share agreement	3,325	7,918
Changes due to changes in cash flow projections	(14,569)	—
Settlement of disallowed loss claims	(10,268)	—
Net payments to (from) FDIC	366	(60,886)

Ending balance	$81,906	$124,096

The loss share agreements contain specific terms and conditions regarding the management of the covered assets that the Company must follow in order to receive reimbursement for losses from the FDIC. During the second quarter of 2014, the Company reached a settlement agreement to reimburse the FDIC $10.3 million for certain claims previously received under the agreements. The disagreement arose from a targeted review of the Company’s compliance with the terms of the agreements and related to the matter in which certain assets were administered and losses were calculated. The FDIC had suspended processing the Company’s claims as of September 2013 pending settlement of these issues and outstanding claims. During the third quarter, the settlement was paid and the FDIC began payment of claims. The total due from the FDIC for the period December 2013 through August 2014 is $21.1 million.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 and 2013 as well as the corresponding recorded investment in loans at the end of each period.

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Nine Months Ended September 30, 2014
Originated loans
Allowance for loan losses:
Beginning balance	$33,091	$6,180	$20,649	$6,892	$12,073	$78,885
Charge-offs	(4,690)	(2,615)	(2,255)	(1,793)	(11,920)	(23,273)
Recoveries	2,118	1,220	1,231	501	3,722	8,792
Net provision for loan losses	3,929	2,151	(3,231)	3,647	10,921	17,417

Ending balance	$34,448	$6,936	$16,394	$9,247	$14,796	$81,821

Ending balance:
Individually evaluated for impairment	$24	$250	$98	$382	$—	$754
Collectively evaluated for impairment	34,424	6,686	16,296	8,865	14,796	81,067
Loans:
Ending balance:	$4,806,740	$974,442	$2,245,855	$1,635,462	$1,623,069	$11,285,568
Individually evaluated for impairment	5,582	6,617	14,486	2,712	—	29,397
Collectively evaluated for impairment	4,801,158	967,825	2,231,369	1,632,750	1,623,069	11,256,171

Acquired loans
Allowance for loan losses:
Beginning balance	$1,603	$10	$34	$—	$—	$1,647
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	5,800	1,436	57	(4)	182	7,471

Ending balance	$7,403	$1,446	$91	$(4)	$182	$9,118

Ending balance:
Individually evaluated for impairment	$92	$426	$46	$—	$—	$564
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	7,311	1,020	45	(4)	182	8,554
Loans:
Ending balance:	$769,226	$110,294	$813,429	$37,739	$51,488	$1,782,176
Individually evaluated for impairment	931	2,284	458	28	—	3,701
Acquired-impaired loans	4,064	19,200	27,392	5,038	143	55,837
Collectively evaluated for impairment	764,231	88,810	785,579	32,673	51,345	1,722,638

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Nine Months Ended September 30, 2014
Covered loans
Allowance for loan losses:
Beginning balance	$2,323	$2,655	$10,929	$27,989	$9,198	$53,094
Charge-offs	(176)	(350)	(4,480)	(677)	(1,192)	(6,875)
Recoveries	467	1,504	1,408	1	370	3,750
Net provision for loan losses	(79)	(138)	(125)	(257)	(167)	(766)
Decrease in FDIC loss share receivable	(1,507)	(2,404)	(2,418)	(4,873)	(3,368)	(14,570)

Ending balance	$1,028	$1,267	$5,314	$22,183	$4,841	$34,633

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	1,028	1,267	5,314	22,183	4,841	34,633
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$11,171	$11,166	$41,550	$185,289	$31,654	$280,830
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	11,171	11,166	41,550	185,289	31,654	280,830
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$37,017	$8,845	$31,612	$34,881	$21,271	$133,626
Charge-offs	(4,866)	(2,965)	(6,735)	(2,470)	(13,112)	(30,148)
Recoveries	2,585	2,724	2,639	502	4,092	12,542
Net provision for loan losses	9,650	3,449	(3,299)	3,386	10,936	24,122
Decrease in FDIC loss share receivable	(1,507)	(2,404)	(2,418)	(4,873)	(3,368)	(14,570)

Ending balance	$42,879	$9,649	$21,799	$31,426	$19,819	$125,572

Ending balance:
Individually evaluated for impairment	$116	$676	$144	$382	$—	$1,318
Amounts related to acquired-impaired loans	1,028	1,267	5,314	22,183	4,841	34,633
Collectively evaluated for impairment	41,735	7,706	16,341	8,861	14,978	89,621
Loans:
Ending balance:	$5,587,137	$1,095,902	$3,100,834	$1,858,490	$1,706,211	$13,348,574
Individually evaluated for impairment	6,513	8,901	14,944	2,740	—	33,098
Acquired-impaired loans	15,235	30,366	68,942	190,327	31,797	336,667
Collectively evaluated for impairment	5,565,389	1,056,635	3,016,948	1,665,423	1,674,414	12,978,809

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Nine Months Ended September 30, 2013
Originated loans
Allowance for loan losses:
Beginning balance	$20,775	$11,415	$26,959	$6,406	$13,219	$78,774
Charge-offs	(5,199)	(7,548)	(3,718)	(1,549)	(13,372)	(31,386)
Recoveries	3,381	1,243	2,340	991	4,336	12,291
Net provision for loan losses	11,152	2,072	(3,698)	64	8,152	17,742

Ending balance	$30,109	$7,182	$21,883	$5,912	$12,335	$77,421

Ending balance:
Individually evaluated for impairment	$325	$211	$946	$—	$—	$1,482
Collectively evaluated for impairment	29,784	6,971	20,937	5,912	12,335	75,939
Loans:
Ending balance:	$3,633,490	$738,983	$1,816,402	$1,124,649	$1,387,243	$8,700,767
Individually evaluated for impairment	8,911	16,044	21,170	—	—	46,125
Collectively evaluated for impairment	3,624,579	722,939	1,795,232	1,124,649	1,387,243	8,654,642

Acquired loans
Allowance for loan losses:
Beginning balance	$788	$—	$—	$—	$—	$788
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	(788)	—	463	—	—	(325)

Ending balance	$—	$—	$463	$—	$—	$463

Ending balance:
Individually evaluated for impairment	$—	$—	$463	$—	$—	$463
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$967,485	$158,228	$1,038,287	$347,054	$130,649	$2,641,703
Individually evaluated for impairment	2,179	730	2,371	502	—	5,782
Acquired-impaired loans	18,967	15,080	25,432	5,387	105	64,971
Collectively evaluated for impairment	946,339	142,418	1,010,484	341,165	130,544	2,570,950

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Nine Months Ended September 30, 2013
Covered loans
Allowance for loan losses:
Beginning balance	$2,162	$5,623	$9,433	$30,471	$8,920	$56,609
Charge-offs	(681)	(1,784)	(4,316)	(947)	(1,145)	(8,873)
Recoveries	90	554	2,395	13	67	3,119
Net provision for loan losses	(328)	(1,600)	1,197	4,723	3,995	7,987
Increase (Decrease) in FDIC loss share receivable	447	(314)	(732)	1,261	835	1,497

Ending balance	$1,690	$2,479	$7,977	$35,521	$12,672	$60,339

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	1,690	2,479	7,977	35,521	12,672	60,339
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$24,340	$23,197	$60,280	$223,494	$60,691	$392,002
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	24,340	23,197	60,280	223,494	60,691	392,002
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$23,725	$17,038	$36,392	$36,877	$22,139	$136,171
Charge-offs	(5,880)	(9,332)	(8,034)	(2,496)	(14,517)	(40,259)
Recoveries	3,471	1,797	4,735	1,004	4,403	15,410
Net provision for loan losses	10,036	472	(2,038)	4,787	12,147	25,404
Increase (Decrease) in FDIC loss share receivable	447	(314)	(732)	1,261	835	1,497

Ending balance	$31,799	$9,661	$30,323	$41,433	$25,007	$138,223

Ending balance:
Individually evaluated for impairment	$325	$211	$1,409	$—	$—	$1,945
Amounts related to acquired-impaired loans	1,690	2,479	7,977	35,521	12,672	60,339
Collectively evaluated for impairment	29,784	6,971	20,937	5,912	12,335	75,939
Loans:
Ending balance:	$4,625,315	$920,408	$2,914,969	$1,695,197	$1,578,583	$11,734,472
Individually evaluated for impairment	11,090	16,774	23,541	502	—	51,907
Acquired-impaired loans	43,307	38,277	85,712	228,881	60,796	456,973
Collectively evaluated for impairment	4,570,918	865,357	2,805,716	1,465,814	1,517,787	11,225,592

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

	September 30,	December 31,
Nonaccrual Loans	2014	2013
	(In thousands)
Originated loans:
Commercial non-real estate	$9,279	$10,119
Construction and land development	6,083	13,171
Commercial real estate	26,432	32,772
Residential mortgages	21,326	13,449
Consumer	5,242	4,802

Total originated loans	$68,362	$74,313

Acquired loans:
Commercial non-real estate	$1,857	$3,209
Construction and land development	3,275	1,990
Commercial real estate	4,210	6,525
Residential mortgages	1,353	8,262
Consumer	877	1,814

Total acquired loans	$11,572	$21,800

Covered loans:
Commercial non-real estate	$—	$2
Construction and land development	1,539	1,539
Commercial real estate	1,107	1,163
Residential mortgages	394	544
Consumer	180	296

Total covered loans	$3,220	$3,544

Total loans:
Commercial non-real estate	$11,136	$13,330
Construction and land development	10,897	16,700
Commercial real estate	31,749	40,460
Residential mortgages	23,073	22,255
Consumer	6,299	6,912

Total loans	$83,154	$99,657

The estimated amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual in the nine months ended September 30, 2014 was approximately $1 million. Interest actually received and recorded as income on nonaccrual loans during the nine months ended September 30, 2014 was approximately $1 million.

Nonaccrual loans include loans modified in troubled debt restructurings (TDRs) of $10 million. Total TDRs were $18 million as of September 30, 2014 and $25 million at December 31, 2013. Modified acquired-impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The tables below detail TDRs that were modified during the nine months ended September 30, 2014 and September 30, 2013 by portfolio segment and TDRs that subsequently defaulted within twelve months of modification (dollar amounts in thousands). All TDRs are rated substandard and individually evaluated for impairment.

	Nine Months Ended
	September 30, 2014			September 30, 2013
Troubled Debt Restructurings:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Originated loans:
Commercial non-real estate	—	$—	$—	1	$925	$920
Construction and land development	—	—	—	—	—	—
Commercial real estate	2	2,430	2,385	5	1,844	1,789
Residential mortgages	4	1,495	848	2	971	854
Consumer	—	—	—	—	—	—

Total originated loans	6	$3,925	$3,233	8	$3,740	$3,563

Acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	1	512	501
Residential mortgages	—	—	—	1	515	493
Consumer	—	—	—	—	—	—

Total acquired loans	—	$—	$—	2	$1,027	$994

Covered loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total covered loans	—	$—	$—	—	$—	$—

Total loans:
Commercial non-real estate	—	$—	$—	1	$925	$920
Construction and land development	—	—	—	—	—	—
Commercial real estate	2	2,430	2,385	6	2,356	2,290
Residential mortgages	4	1,495	848	3	1,486	1,347
Consumer	—	—	—	—	—	—

Total loans	6	$3,925	$3,233	10	$4,767	$4,557

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Nine Months Ended
	September 30, 2014		September 30, 2013
Troubled Debt Restructurings That Subsequently Defaulted:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Originated loans:
Commercial non-real estate	1	$909	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total originated loans	1	$909	—	$—

Acquired loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total acquired loans	—	$—	—	$—

Covered loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total covered loans	—	$—	—	$—

Total loans:
Commercial non-real estate	1	$909	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total loans	1	$909	—	$—

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Those loans that are determined to be impaired and have balances of $1 million or more are individually evaluated for impairment. The tables below present loans that are individually evaluated for impairment disaggregated by class at September 30, 2014 and December 31, 2013:

September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$1,498	$2,111	$—	$1,157	$31
Construction and land development	3,320	5,459	—	3,218	112
Commercial real estate	10,502	13,011	—	8,428	246
Residential mortgages	263	647	—	88	1
Consumer	—	—	—	—	—

	15,583	21,228	—	12,891	390
With an allowance recorded:
Commercial non-real estate	$4,084	$4,173	$24	$5,922	77
Construction and land development	3,297	3,815	250	6,578	100
Commercial real estate	3,984	4,304	98	7,417	75
Residential mortgages	2,449	2,758	382	2,189	28
Consumer	—	—	—	—	—

	13,814	15,050	754	22,106	280
Total:
Commercial non-real estate	5,582	6,284	24	7,079	108
Construction and land development	6,617	9,274	250	9,796	212
Commercial real estate	14,486	17,315	98	15,845	321
Residential mortgages	2,712	3,405	382	2,277	29
Consumer	—	—	—	—	—

Total originated loans	$29,397	$36,278	$754	$34,997	$670

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$—	$1,730	$—	$357	$—
Construction and land development	—	—	—	121	—
Commercial real estate	—	—	—	311	—
Residential mortgages	28	68	—	88	—
Consumer	—	—	—	—	—

	28	1,798	—	877	—
With an allowance recorded:
Commercial non-real estate	931	1,070	92	$1,304	118
Construction and land development	2,284	4,835	426	1,130	45
Commercial real estate	458	493	46	1,305	61
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	3,673	6,398	564	3,739	224
Total:
Commercial non-real estate	931	2,800	92	1,661	118
Construction and land development	2,284	4,835	426	1,251	45
Commercial real estate	458	493	46	1,616	61
Residential mortgages	28	68	—	88	—
Consumer	—	—	—	—	—

Total acquired loans	$3,701	$8,196	$564	$4,616	$224

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Covered loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
Total:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total covered loans	$—	$—	$—	$—	$—

Total loans:
With no related allowance recorded:
Commercial non-real estate	$1,498	$3,841	$—	$1,514	$31
Construction and land development	3,320	5,459	—	3,339	112
Commercial real estate	10,502	13,011	—	8,739	246
Residential mortgages	291	715	—	176	1
Consumer	—	—	—	—	—

	15,611	23,026	—	13,768	390
With an allowance recorded:
Commercial non-real estate	5,015	5,243	116	7,226	195
Construction and land development	5,581	8,650	676	7,708	145
Commercial real estate	4,442	4,797	144	8,722	136
Residential mortgages	2,449	2,758	382	2,189	28
Consumer	—	—	—	—	—

	17,487	21,448	1,318	25,845	504
Total:
Commercial non-real estate	6,513	9,084	116	8,740	226
Construction and land development	8,901	14,109	676	11,047	257
Commercial real estate	14,944	17,808	144	17,461	382
Residential mortgages	2,740	3,473	382	2,365	29
Consumer	—	—	—	—	—

Total loans	$33,098	$44,474	$1,318	$39,613	$894

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Covered loans and acquired-impaired loans with an accretable yield are considered to be current in the following delinquency table. Certain covered loans accounted for using the cost recovery method are disclosed according to their contractual payment status below. The following tables present the age analysis of past due loans at September 30, 2014 and December 31, 2013:

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days
September 30, 2014	past due	past due	past due	past due	Current	Loans	and still accruing
				(In thousands)
Originated loans:
Commercial non-real estate	$4,137	$4,039	$3,111	$11,287	$4,795,453	$4,806,740	$259
Construction and land development	1,159	651	6,185	7,995	966,447	974,442	1,443
Commercial real estate	3,524	2,170	12,271	17,965	2,227,890	2,245,855	257
Residential mortgages	606	5,071	10,503	16,180	1,619,282	1,635,462	220
Consumer	4,539	2,556	4,290	11,385	1,611,684	1,623,069	2,970

Total	$13,965	$14,487	$36,360	$64,812	$11,220,756	$11,285,568	$5,149

Acquired loans:
Commercial non-real estate	$151	$95	$1,734	$1,980	$767,246	$769,226	$—
Construction and land development	231	1,649	1,400	3,280	107,014	110,294	17
Commercial real estate	522	641	3,534	4,697	808,732	813,429	1,471
Residential mortgages	27	—	228	255	37,484	37,739	—
Consumer	358	241	593	1,192	50,296	51,488	30

Total	$1,289	$2,626	$7,489	$11,404	$1,770,772	$1,782,176	$1,518

Covered loans:
Commercial non-real estate	$—	$—	$—	$—	$11,171	$11,171	$—
Construction and land development	—	—	—	—	11,166	11,166	—
Commercial real estate	—	—	—	—	41,550	41,550	—
Residential mortgages	—	149	—	149	185,140	185,289	—
Consumer	1	—	35	36	31,618	31,654	—

Total	$1	$149	$35	$185	$280,645	$280,830	$—

Total loans:
Commercial non-real estate	$4,288	$4,134	$4,845	$13,267	$5,573,870	$5,587,137	$259
Construction and land development	1,390	2,300	7,585	11,275	1,084,627	1,095,902	1,460
Commercial real estate	4,046	2,811	15,805	22,662	3,078,172	3,100,834	1,728
Residential mortgages	633	5,220	10,731	16,584	1,841,906	1,858,490	220
Consumer	4,898	2,797	4,918	12,613	1,693,598	1,706,211	3,000

Total	$15,255	$17,262	$43,884	$76,401	$13,272,173	$13,348,574	$6,667

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days
December 31, 2013	past due	past due	past due	past due	Current	Loans	and still accruing
				(In thousands)
Originated loans:
Commercial non-real estate	$11,645	$1,203	$4,803	$17,651	$4,096,186	$4,113,837	$521
Construction and land development	5,877	1,264	5,970	13,111	739,270	752,381	—
Commercial real estate	8,178	5,744	14,620	28,542	1,993,986	2,022,528	420
Residential mortgages	12,410	3,870	3,540	19,820	1,176,436	1,196,256	—
Consumer	8,798	1,913	3,823	14,534	1,394,596	1,409,130	2,344

Total	$46,908	$13,994	$32,756	$93,658	$9,400,474	$9,494,132	$3,285

Acquired loans:
Commercial non-real estate	$1,982	$2,332	$1,467	$5,781	$921,216	$926,997	$541
Construction and land development	862	1,529	1,161	3,552	139,379	142,931	541
Commercial real estate	3,742	1,345	9,026	14,113	953,035	967,148	5,853
Residential mortgages	5,632	2,698	5,503	13,833	301,507	315,340	72
Consumer	1,029	120	1,013	2,162	117,441	119,603	82

Total	$13,247	$8,024	$18,170	$39,441	$2,432,578	$2,472,019	$7,089

Covered loans:
Commercial non-real estate	$—	$—	$—	$—	$23,390	$23,390	$—
Construction and land development	—	—	1,539	1,539	18,690	20,229	—
Commercial real estate	—	—	675	675	52,490	53,165	—
Residential mortgages	—	—	3	3	209,015	209,018	—
Consumer	—	—	—	—	52,864	52,864	—

Total	$—	$—	$2,217	$2,217	$356,449	$358,666	$—

Total loans:
Commercial non-real estate	$13,627	$3,535	$6,270	$23,432	$5,040,792	$5,064,224	$1,062
Construction and land development	6,739	2,793	8,670	18,202	897,339	915,541	541
Commercial real estate	11,920	7,089	24,321	43,330	2,999,511	3,042,841	6,273
Residential mortgages	18,042	6,568	9,046	33,656	1,686,958	1,720,614	72
Consumer	9,827	2,033	4,836	16,696	1,564,901	1,581,597	2,426

Total	$60,155	$22,018	$53,143	$135,316	$12,189,501	$12,324,817	$10,374

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following tables present the credit quality indicators of the Company’s various classes of loans at September 30, 2014 and December 31, 2013.

Commercial Non-Real Estate Credit Exposure

Credit Risk Profile Based on Payment Activity

	September 30, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
		(In thousands)				(In thousands)
Grade:
Pass	$4,656,899	$698,111	$1,856	$5,356,866	$3,990,320	$846,134	$10,477	$4,846,931
Pass-Watch	58,894	32,372	—	91,266	46,734	44,105	9	90,848
Special Mention	26,869	26,635	521	54,025	41,812	19,915	2,897	64,624
Substandard	63,959	12,108	8,794	84,861	34,276	16,125	9,662	60,063
Doubtful	119	—	—	119	695	718	345	1,758
Loss	—	—	—	—	—	—	—	—

Total	$4,806,740	$769,226	$11,171	$5,587,137	$4,113,837	$926,997	$23,390	$5,064,224

Construction Credit Exposure Credit Risk Profile Based on Payment Activity

	September 30, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
		(In thousands)				(In thousands)
Grade:
Pass	$923,800	$82,067	$2,323	$1,008,190	$709,261	$112,773	$1	$822,035
Pass-Watch	17,576	2,911	1,000	21,487	7,817	1,907	1,226	10,950
Special Mention	5,832	5,737	29	11,598	3,926	9,409	276	13,611
Substandard	27,234	19,579	7,814	54,627	31,377	18,842	11,498	61,717
Doubtful	—	—	—	—	—	—	7,228	7,228
Loss	—	—	—	—	—	—	—	—

Total	$974,442	$110,294	$11,166	$1,095,902	$752,381	$142,931	$20,229	$915,541

Commercial Real Estate Credit Exposure Credit Risk Profile by Internally Assigned Grade

	September 30, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
		(In thousands)				(In thousands)
Grade:
Pass	$2,048,886	$758,092	$6,805	$2,813,783	$1,864,115	$896,578	$1,678	$2,762,371
Pass-Watch	83,729	8,725	5,811	98,265	49,578	9,530	10,266	69,374
Special Mention	25,842	9,029	863	35,734	15,785	19,798	1,999	37,582
Substandard	87,369	37,583	28,039	152,991	93,034	41,242	31,350	165,626
Doubtful	29	—	32	61	16	—	7,872	7,888
Loss	—	—	—	—	—	—	—	—

Total	$2,245,855	$813,429	$41,550	$3,100,834	$2,022,528	$967,148	$53,165	$3,042,841

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Residential Mortgage Credit Exposure

Credit Risk Profile Based on Payment Activity

	September 30, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
		(In thousands)				(In thousands)
Performing	$1,624,959	$37,511	$185,289	$1,847,759	$1,182,266	$307,078	$209,015	$1,698,359
Nonperforming	10,503	228	—	10,731	13,990	8,262	3	22,255

Total	$1,635,462	$37,739	$185,289	$1,858,490	$1,196,256	$315,340	$209,018	$1,720,614

Consumer Credit Exposure Credit Risk Profile Based on Payment Activity

	September 30, 2014				December 31, 2013
	Originated	Acquired	Covered	Total	Originated	Acquired	Covered	Total
		(In thousands)				(In thousands)
Performing	$1,618,779	$50,895	$31,619	$1,701,293	$1,404,032	$117,789	$52,864	$1,574,685
Nonperforming	4,290	593	35	4,918	5,098	1,814	—	6,912

Total	$1,623,069	$51,488	$31,654	$1,706,211	$1,409,130	$119,603	$52,864	$1,581,597

Loan review uses a risk-focused continuous monitoring program that provides for an independent, objective and timely review of credit risk within the company’s loan portfolio. Below are the definitions of the Company’s internally assigned grades:

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Residential and Consumer:

•	Performing - Loans on which payments of principal and interest are less than 90 days past due.

•	Nonperforming - A nonperforming loan is a loan that is in default or close to being in default and there are good reasons to doubt that payments will be made in full. All loans rated as nonaccrual loans are also classified as nonperforming.

Changes in the carrying amount of acquired-impaired loans and accretable yield are presented in the following table for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014				December 31, 2013
	Covered		Noncovered		Covered		Noncovered
	Carrying		Carrying		Carrying		Carrying
	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable
	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield
(In thousands)
Balance at beginning of period	$358,666	$122,715	$68,075	$131,370	$515,823	$115,594	$141,201	$203,186
Additions	—	—	—	—	—	—	—	—
Payments received, net	(92,890)	(953)	(47,979)	(28,487)	(189,987)	(1,298)	(116,187)	(47,330)
Accretion	15,054	(15,054)	35,741	(35,741)	32,830	(32,830)	43,061	(43,061)
Increase (Decrease) in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	1,783	—	(380)	—	(17,433)	—	3,894
Net transfers from nonaccretable difference to accretable yield	—	11,917	—	19,076	—	58,682	—	14,681

Balance at end of period	$280,830	$120,408	$55,837	$85,838	$358,666	$122,715	$68,075	$131,370

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

	September 30, 2014
	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$300,702	$—	$300,702
Municipal obligations	—	18,767	18,767
Corporate debt securities	3,500	—	3,500
Mortgage-backed securities	—	1,241,223	1,241,223
Collateralized mortgage obligations	—	88,558	88,558
Equity securities	9,660	—	9,660

Total available for sale securities	313,862	1,348,548	1,662,410

Derivative assets (1)	—	16,012	16,012

Total recurring fair value measurements - assets	$313,862	$1,364,560	$1,678,422

Liabilities
Derivative liabilities (1)	$—	$16,440	$16,440

Total recurring fair value measurements - liabilities	$—	$16,440	$16,440

(1)	For further disaggregation of derivative assets and liabilities, see Note 5 - Derivatives.

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

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Collateral-dependent impaired loans are level 2 assets measured at the fair value of the underlying collateral based on independent third-party appraisals that take into consideration market-based information such as recent sales activity for similar assets in the property’s market.

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

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$34,482	$—	$34,482
Other real estate owned	—	—	20,742	20,742

Total nonrecurring fair value measurements	$—	$34,482	$20,742	$55,224

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$24,392	$—	$24,392
Other real estate owned	—	—	25,525	25,525

Total nonrecurring fair value measurements	$—	$24,392	$25,525	$49,917

Accounting guidance from the FASB requires the disclosure of estimated fair value information about certain on-and off-balance sheet financial instruments, including those financial instruments that are not measured and reported at fair value on a recurring basis. The significant methods and assumptions used by the Company to estimate the fair value of financial instruments are discussed below.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4. Fair Value (continued)

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
				Total	Carrying
	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$803,917	$—	$—	$803,917	$803,917
Available for sale securities	313,862	1,348,548	—	1,662,410	1,662,410
Held to maturity securities	—	2,253,219	—	2,253,219	2,250,960
Loans, net	—	34,482	13,081,700	13,116,182	13,223,002
Loans held for sale	—	15,098	—	15,098	15,098
Accrued interest receivable	44,164	—	—	44,164	44,164
Derivative financial instruments	—	16,012	—	16,012	16,012
Financial liabilities:
Deposits	$—	$—	$15,434,876	$15,434,876	$15,736,694
Federal funds purchased	7,625	—	—	7,625	7,625
Securities sold under agreements to repurchase	599,184	—	—	599,184	599,184
FHLB borrowings	565,000	—	—	565,000	565,000
Long-term debt	—	344,636	—	344,636	376,452
Accrued interest payable	5,663	—	—	5,663	5,663
Derivative financial instruments	—	16,440	—	16,440	16,440

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

5. Derivatives

Risk Management Objective of Using Derivatives

The Bank has entered into interest rate derivative agreements as a service to certain qualifying customers. The Bank manages a matched book with respect to these customer derivatives in order to minimize the net risk exposure resulting from such agreements. The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments. The Bank also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Derivatives (continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values (in thousands) of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013.

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
	Type of Hedge	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$753,382	$650,667	$14,585	$14,147	$14,974	$13,777
Risk participation agreements	N/A	80,989	19,736	105	2	156	2
Forward commitments to sell residential mortgage loans	N/A	40,873	45,910	56	326	640	115
Interest rate-lock commitments on residential mortgage loans	N/A	28,025	25,956	595	56	27	107
Foreign exchange forward contracts	N/A	37,127	21,299	671	1,048	643	1,005

		$940,396	$763,568	$16,012	$15,579	$16,440	$15,006

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Derivatives (continued)

Risk participation agreements

The Bank enters into risk participation agreements under which it may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances where the Bank has assumed credit risk, it is not a direct counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because it is a party to the related loan agreement with the borrower. In those instances in which the Bank has sold credit risk, it is the sole counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because other banks participate in the related loan agreement. The Bank manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on its normal credit review process.

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

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the three-month and nine-month periods ended September 30, 2014 and 2013.

Credit risk-related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of September 30, 2014, the aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $6 million, for which the Bank had posted collateral of $17 million.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Derivatives (continued)

Offsetting Assets and Liabilities

Offsetting information in regards to derivative assets and liabilities subject to master netting agreements at September 30, 2014 and December 31, 2013 is presented in the following tables (in thousands):

		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial
Description	Gross Amounts Recognized	the Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of September 30, 2014
Derivative Assets	$14,690	$—	$14,690	$2,206	$—	$12,484

Total	$14,690	$—	$14,690	$2,206	$—	$12,484

Derivative Liabilities	$15,129	$—	$15,129	$2,206	$16,767	$(3,844)

Total	$15,129	$—	$15,129	$2,206	$16,767	$(3,844)

As of December 31, 2013
Derivative Assets	$14,149	$—	$14,149	$3,462	$—	$10,687

Total	$14,149	$—	$14,149	$3,462	$—	$10,687

Derivative Liabilities	$13,779	$—	$13,779	$3,462	$7,406	$2,911

Total	$13,779	$—	$13,779	$3,462	$7,406	$2,911

6. Stockholders’ Equity

Stock Repurchase Program

On July 16, 2014, the Company’s board of directors approved a stock repurchase plan that authorizes the repurchase of up to 5%, or approximately 4 million shares, of its currently outstanding common stock. The approved plan allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2015. Under this plan, we have repurchased 305,263 shares of our common stock at an average price of $32.65 per share.

The Company’s board of directors approved a stock repurchase program on April 30, 2013 that authorized the repurchase of up to 5% of the Company’s outstanding common stock. On May 8, 2013 Hancock entered into an accelerated share repurchase (ASR) transaction with Morgan Stanley & Co. LLC (Morgan Stanley). In the ASR transaction, the Company paid $115 million to Morgan Stanley and received from them approximately 3 million shares of Hancock common stock, representing approximately 76% of the estimated total number of shares to be repurchased. On May 5, 2014, final settlement of the ASR agreement occurred at which time the Company received approximately 0.6 million shares from Morgan Stanley. The number of shares delivered to the Company in this

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Stockholders’ Equity (continued)

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

The components of AOCI and changes in those components are presented in the following table (in thousands).

	Available	HTM Securities		Loss on
	for Sale	Transferred	Employee	Effective Cash
	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, January 1, 2013	$38,854	$19,090	$(80,688)	$(181)	$(22,925)

Other comprehensive income before income taxes:
Net change in unrealized (loss) gain	(96,070)	—	—	(4)	(96,074)
Transfer of net unrealized gain from AFS to HTM, net of cumulative tax effect	36,208	(36,208)	—	—	—
Reclassification of net losses realized and included in earnings	—	—	5,534	301	5,835
Amortization of unrealized net gain on securities transferred to HTM	—	(7,099)	—	—	(7,099)
Income tax (benefit) expense	(35,115)	(2,563)	2,070	116	(35,492)

Balance, September 30, 2013	$14,107	$(21,654)	$(77,224)	$—	$(84,771)

Balance, January 1, 2014	$8,263	$(21,189)	$(22,453)	$—	$(35,379)

Other comprehensive income before income taxes:
Net change in unrealized gain	9,119	—	—	—	9,119
Reclassification of net losses realized and included in earnings	—	—	2,195	—	2,195
Amortization of unrealized net gain on securities transferred to HTM	—	2,463	—	—	2,463
Income tax expense	3,309	879	903	—	5,091

Balance, September 30, 2014	$14,073	$(19,605)	$(21,161)	$—	$(26,693)

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Stockholders’ Equity (continued)

The following table shows the line item affected by amounts reclassified from accumulated other comprehensive income:

Amount reclassified from AOCI	Nine Months Ended September 30,		Increase (decrease) in affected line item
(in thousands)	2014	2013	on the income statement
Amortization/accretion of unrealized net gain/(loss) on securities transferred to HTM	$2,463	$(7,099)	Interest income
Tax effect	879	(2,563)	Income taxes

Net of tax	1,584	(4,536)	Net income

Amortization of defined benefit pension and post-retirement items	$293	$5,534	(a) Employee benefits expense
Tax effect	103	2,070	Income taxes

Net of tax	190	3,464	Net income

Gains and losses on cash flow hedges	$—	$301	Interest expense
Tax effect	—	105	Income taxes

Net of tax	—	196	Net income

Total reclassifications, net of tax	$1,774	$(876)	Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 9 for additional details).

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

A summary of the information used in the computation of earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income to common shareholders	$46,553	$33,202	$135,630	$128,640
Net income allocated to participating securities - basic and diluted	883	616	2,783	2,398

Net income allocated to common shareholders - basic and diluted	$45,670	$32,586	$132,847	$126,242

Denominator:
Weighted average common shares - basic	81,721	82,091	81,965	83,404
Dilutive potential common shares	221	114	239	92

Weighted average common shares - diluted	81,942	82,205	82,204	83,496

Earnings per common share:
Basic	$0.56	$0.40	$1.62	$1.51
Diluted	$0.56	$0.40	$1.62	$1.51

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted average anti-dilutive potential common shares totaled 569,404 and 639,486 respectively for the three and nine months ended September 30, 2014 and 721,863 and 1,076,894, respectively, for the three and nine months ended September 30, 2013.

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

A summary of option activity for the nine months ended September 30, 2014 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value ($000)
Outstanding at January 1, 2014	1,332,656	$38.85
Exercised	(32,618)	29.51
Cancelled/Forfeited	(16,549)	38.26
Expired	(113,447)	63.41

Outstanding at September 30, 2014	1,170,042	$36.74	4.4	$799

Exercisable at September 30, 2014	885,673	$38.55	3.6	$373

The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $0.2 million and $0.1 million, respectively.

A summary of the status of the Company’s nonvested restricted and performance shares as of September 30, 2014 and changes during the nine months ended September 30, 2014, is presented below. These restricted and performance shares are subject to service requirements.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2014	1,981,820	$31.75
Granted	120,396	36.23
Vested	(272,788)	32.00
Forfeited	(85,873)	31.69

Nonvested at September 30, 2014	1,743,555	$32.02

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8. Share-Based Payment Arrangements (continued)

As of September 30, 2014, there were $31.7 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest. This compensation is expected to be recognized in expense over a weighted average period of 3.1 years. The total fair value of shares which vested during the nine months ended September 30, 2014 and 2013 was $10 million and $1 million, respectively.

During the nine months ended September 30, 2014, the Company granted 69,857 performance shares with a grant date fair value of $38.14 per share to key members of executive and senior management. The number of 2014 performance shares that ultimately vest at the end of the three-year required service period, if any, will be based on the relative rank of Hancock’s three-year total shareholder return (TSR) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of the performance awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

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

The following table shows the components of net periodic benefits cost included in expense for the plans for the periods indicated (in thousands).

	Three Months Ended September 30,
	2014	2013	2014	2013
			Other Post-
	Pension benefits		retirement Benefits
Service cost	$3,230	$3,969	$31	$52
Interest cost	4,812	4,151	285	327
Expected return on plan assets	(8,056)	(6,982)	—	—
Amortization of net loss	7	1,605	91	459

Net periodic benefit cost	$(7)	$2,743	$407	$838

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

9. Retirement Plans (continued)

	Nine Months Ended September 30,
	2014	2013	2014	2013
			Other Post-
	Pension benefits		retirement Benefits
Service cost	$9,690	$11,905	$94	$162
Interest cost	14,438	12,457	855	987
Expected return on plan assets	(24,167)	(20,946)	—	—
Amortization of net loss	20	4,813	273	1,320

Net periodic benefit cost	$(19)	$8,229	$1,222	$2,469

Based on currently available information, Hancock does not anticipate making a contribution to the pension plan during 2014.

The Company also provides a defined contribution retirement benefit plan (401(k) plan). Under the plan, the Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved.

10. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(In thousands)
Income from bank owned life insurance	$2,377	$2,656	$7,048	$8,764
Credit related fees	2,822	2,995	8,388	5,969
Income from derivatives	191	1,257	1,431	3,296
Net (loss) gain on sale of assets	(56)	801	1,409	1,277
Safety deposit box income	448	467	1,404	1,480
Other miscellaneous	1,950	1,940	7,091	6,453

Total other noninterest income	$7,732	$10,116	$26,771	$27,239

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

11. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Advertising	$2,457	$2,858	$6,395	$7,216
Ad valorem and franchise taxes	3,098	2,809	8,397	7,193
Printing and supplies	1,189	1,143	3,467	3,963
Insurance expense	944	887	3,002	3,018
Travel expense	1,009	1,074	2,966	3,475
Entertainment and contributions	1,396	969	4,337	3,960
Tax credit investment amortization	2,220	4,880	6,590	7,553
Other miscellaneous	6,821	19,851	25,105	32,504

Total other noninterest expense	$19,134	$34,471	$60,259	$68,882

Other miscellaneous expense for the nine months ended September 30, 2014 as shown in the table above includes nonoperating items totaling $1.1 million in the third quarter of 2014, $7.3 million in the second quarter of 2014 and $12.6 million in the third quarter of 2013. These items are further discussed below:

FDIC Settlement

During the second quarter of 2014, the Company recorded a $10.3 million expense for the settlement of an assessment by the FDIC related to its targeted review of certain previously paid loss claim reimbursement amounts. The assessment demanded repayment of these amounts due to the FDIC’s disagreement with the manner in which certain assets were administered and losses were calculated. During the third quarter, the settlement was paid and the FDIC began payment of claims.

Sale of Insurance Business

In April 2014, the Company sold its property and casualty and group benefits insurance intermediary business. The lines of business being divested represent approximately half of the Company’s 2013 insurance commissions and fees. A gain of $9.4 million was recorded on the sale based on a $15.5 million sales price less the related tangible and intangible assets.

Branch Closures

During the second and third quarters of 2014, the Company recorded $3.5 million and $1.1 million, respectively, in write-downs related to the 2014 closure of 15 branch locations in Mississippi, Florida and Louisiana as part of its ongoing branch rationalization process. Of the $3.5 million, $2.9 million is included in other miscellaneous expense.

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

In May 2014, the FASB issued an ASU regarding revenue from contracts with customers affecting any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for the Company for periods beginning after December 15, 2016. The Company is currently assessing this pronouncement and adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Recent Economic and Industry Developments

October reports from the Federal Reserve point to continued improvement of economic activity throughout most of Hancock’s market area. Activity among energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas market areas remained strong, although some concern was expressed that the strength of the dollar has made U.S. exports more expensive internationally. The travel and tourism industry, which is important within several of the Company’s market areas, saw an increase in activity with many local hotels and resorts reporting high occupancy levels. Companies reported several tourism-related capital projects in progress that are anticipated to encourage travel to the areas in which we operate. Retailers are showing improved sales over prior-year levels, and the outlook for the remainder of the year is positive. Auto sales were especially strong, although an increase in interest rates could drastically change the landscape of that industry. Reports on manufacturing activity were generally positive, with purchasing managers expecting higher production over the next three to six months.

The real estate markets for residential properties were mixed. Some of Hancock’s market areas reported growth in activity, while others were slightly down to flat. Inventory levels remained flat or declined year-over-year. The demand for apartments increased, keeping occupancy rates at high levels. Although the outlook for home sales has weakened since the last quarter, this was generally attributed to seasonality and the future outlook remains positive. New home sales and construction activity are ahead of prior-year levels and expected to steadily improve.

The commercial real estate market continues to improve, with growing demand for office and industrial space in certain market areas and continued high occupancy for apartments throughout the region. Commercial construction activity has increased in these sectors. Continued improvement is expected in the commercial real estate market.

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

The Federal Reserve has responded to the slow and tenuous recovery from the deep recession by taking steps to hold interest rates at unprecedented low levels and has expressed its intent to maintain rates at these levels pending further improvement in the unemployment rate and low inflation rate. In addition, in July, the Federal Reserve began gradually curtailing the expansion of their portfolio of Treasuries and mortgage bonds. On October 29, 2014, the Federal Reserve announced the conclusion of its bond-buying initiative. The Federal Reserve anticipates that it likely will be appropriate to maintain the current federal funds rate for a considerable time after the asset purchase program ends, especially if inflation continues to run below the long-term goal.

Highlights of Third Quarter 2014 Financial Results

Net income in the third quarter of 2014 was $46.6 million, or $0.56 per diluted common share, compared to $40.0 million, or $0.48, in the second quarter of 2014. Net income was $33.2 million, or $0.40 per diluted common share, in the third quarter of 2013. Net income for the third quarter of 2014 reflects the impact of certain nonoperating items totaling $3.9 million. The second quarter of 2014 and third quarter of 2013 included nonoperating items of $12.1 million and $20.9 million, respectively. Net income for the nine months ended September 30, 2014 was $135.6 million, or $1.62 per diluted common share, compared to $128.6 million, or $1.51 per diluted common share, for the nine months ended September 30, 2013.

Operating income for the third quarter of 2014 was $49.1 million or $0.59 per diluted common share, compared to $49.6 million, or $0.59 in the second quarter of 2014. Operating income was $46.8 million, or $0.56, in the third quarter of 2013. For the nine months ended September 30, 2014, operating income was $147.8 million, an increase of $5.6 million, or 4% from the same period of 2013. We define operating income as net income excluding tax-effected securities transactions gains or losses and nonoperating expense items. Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company’s fundamental operations over time. A reconciliation of net income to operating income is included in the later section on “Selected Financial Data.”

Highlights of the Company’s third quarter of 2014 results:

•	Revenue remained relatively flat linked quarter despite a $5 million decrease in purchase accounting accretion

•	Operating expenses remained relatively stable and remain below the targeted expense goal for the fourth quarter of 2014

•	Net loan growth of $488 million, or 16%, linked-quarter annualized; approximately $1.7 billion, or 15%, year-over-year loan growth (each excluding the FDIC-covered portfolio)

•	Deposit growth of $492 million, or 13%, linked-quarter annualized

•	Solid capital levels with a tangible common equity (TCE) ratio of 9.10%; approximately $10 million of capital used to repurchase stock during the quarter

•	Return on average assets (ROA) (operating) of 1.00% down from 1.04% in the second quarter of 2014; total assets grew to $20 billion

RESULTS OF OPERATIONS

Net Interest Income

Net interest income taxable equivalent (te) for the third quarter of 2014 was $166.2 million, down $1.1 million from the second quarter of 2014 due to the $5.2 million decline in purchase accounting accretion. Excluding this impact, net interest income increased $4.1 million. The positive impact from a $533 million increase in average earning assets, a better earning asset mix and one more day of interest accruals was partially offset by declining loan and investment securities yields. The increase in average earning assets was primarily due to a $421.2 million, or 3%, growth in loans. For analytical purposes, management adjusts net interest income to a taxable equivalent basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) for the third quarter of 2014 was down $7.9 million, or 5%, compared to the third quarter of 2013, primarily due to a $14.1 million reduction in total purchase accounting accretion. A $1.3 billion increase in average loans and a more favorable earning asset mix offset an 18 bps decrease in the loan yield, excluding the net impact of purchase accounting adjustments.

The net interest margin was 3.81% for the third quarter of 2014, down 18 bps from the second quarter of 2014, and down 42 bps from the third quarter of 2013. The current quarter’s core margin of 3.32% (reported net interest income (te) excluding purchase accounting accretion, annualized, as a percent of average earning assets) compressed 3 bps compared to the second quarter of 2014 and 5 bps compared to the third quarter of 2013. The continued decline in the core loan yield (reported interest income (te) on loans, excluding purchase accounting accretion, annualized, as a percent of average total loans) was partially offset by the favorable impact of net loan growth.

The overall reported yield on earning assets was 4.02% in the third quarter of 2014, a decrease of 19 bps from the second quarter of 2014 and 45 bps from the third quarter of 2013. The reported loan portfolio yield of 4.63% for the current quarter was down 23 bps from the second quarter of 2014 and 78 bps from the third quarter of 2013. The core loan yield of 3.94% in the current quarter was down 3 bps from the second quarter of 2014 and 18 bps from a year earlier.

The overall cost of funding earning assets was 0.21% in the third quarter of 2014, down 1 bp from the second quarter of 2014. The linked quarter decrease in the cost of funds was mainly attributable to the June 2014 early redemption of $115 million in fixed rate reverse repurchase obligations with an average rate of 3.43%. This early redemption resulted in a 26 bps reduction in the average rate paid on short-term borrowings compared to the second quarter and offset a 2 bps increase in the overall rate paid on interest-bearing deposits. This increase reflects the initiatives implemented during the second quarter of 2014 to increase deposits in an effort to support the funding for loan growth.

The overall cost of funding earning assets decreased 3 bps from the third quarter of 2013. The mix of funding sources improved in the third quarter of 2014 compared to the third quarter of 2013. Interest-free sources, including noninterest-bearing demand deposits, funded 35.5% of earning assets in the current period, up from 34.0% a year ago.

Net interest income (te) for the first nine months of 2014 totaled $501.9 million, a $20.8 million, or 4%, decrease from the first nine months of 2013. Excluding a $28.8 million decrease in purchase accounting accretion, net interest income was up approximately $8.0 million for the first nine months of 2014 as compared to the same period of 2013. A $487 million, or 3%, increase in average earning assets, a more favorable earning asset mix, a 25 bp increase in investment yields and a 4 bp decrease in the costs of funds offset a 28 bp decrease in the core loan yield.

The reported net interest margin for the first nine months of 2014 was 3.95% compared to 4.24% in 2013, while the core margin declined to 3.35% in 2014 compared to 3.38% in 2013. Changes in net interest income (te) and the net interest margin between the year-to-date periods reflected for the most part the same factors that affected the quarterly comparisons.

The following tables detail the components of our net interest income and net interest margin.

	Three Months Ended
	September 30, 2014			June 30, 2014			September 30, 2013
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$9,627.6	$108.2	4.46%	$9,355.2	$108.2	4.64%	$8,581.2	$109.4	5.06%
Mortgage loans	1,814.2	20.0	4.41	1,744.3	21.0	4.83	1,653.8	24.8	5.99
Consumer loans	1,660.4	24.0	5.74	1,581.4	23.6	5.99	1,570.3	25.7	6.51
Loan fees & late charges	—	0.4		—	0.8		—	0.7

Total loans (te)	13,102.2	152.6	4.63	12,680.9	153.6	4.86	11,805.3	160.6	5.41

Loans held for sale	16.9	0.1	4.66	14.7	0.1	4.14	16.1	0.2	4.38
US Treasury and agency securities	184.8	0.7	1.47	—	—	0.00	5.6	—	2.34
Mortgage-backed securities and CMOs	3,379.2	19.2	2.27	3,490.9	20.1	2.30	3,874.1	20.3	2.10
Municipals (te) (a)	203.7	2.4	4.62	205.8	2.4	4.63	247.1	2.7	4.39
Other securities	12.3	0.1	2.21	19.8	0.1	1.19	8.5	0.1	2.51

Total securities (te) (c)	3,780.0	22.4	2.36	3,716.5	22.6	2.43	4,135.3	23.1	2.24

Total short-term investments	425.3	0.3	0.23	379.6	0.2	0.22	427.9	0.3	0.23

Average earning assets (te)	$17,324.4	$175.4	4.02%	$16,791.7	$176.5	4.21%	$16,384.6	$184.2	4.47%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,160.9	$1.6	0.11%	$6,078.1	$1.5	0.10%	$5,919.7	$1.4	0.09%
Time deposits	1,955.3	3.1	0.64	2,026.4	3.0	0.60	2,384.3	3.7	0.61
Public funds	1,547.5	1.1	0.27	1,450.3	0.7	0.21	1,302.4	0.7	0.23

Total interest-bearing deposits	9,663.7	5.8	0.24	9,554.8	5.2	0.22	9,606.4	5.8	0.24

Short-term borrowings	1,139.7	0.2	0.08	957.4	0.9	0.34	820.5	1.1	0.52
Long-term debt	375.9	3.2	3.27	380.2	3.1	3.32	385.2	3.2	3.28

Total borrowings	1,515.6	3.4	0.87	1,337.6	4.0	1.19	1,205.7	4.3	1.40

Total interest-bearing liabilities	11,179.3	9.2	0.33%	10,892.4	9.2	0.34%	10,812.1	10.1	0.37%

Net interest-free funding sources	6,145.1			5,899.3			5,572.5

Total cost of funds	$17,324.4	$9.2	0.21%	$16,791.7	$9.2	0.22%	$16,384.6	$10.1	0.24%

Net interest spread (te)		$166.2	3.69%		$167.3	3.87%		$174.1	4.10%
Net interest margin	$17,324.4	$166.2	3.81%	$16,791.7	$167.3	3.99%	$16,384.6	$174.1	4.23%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

	Nine Months Ended
	September 30, 2014			September 30, 2013
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$9,361.4	$324.4	4.63%	$8,427.0	$326.0	5.17%
Mortgage loans	1,760.1	62.4	4.73	1,615.7	77.4	6.36
Consumer loans	1,601.9	70.8	5.91	1,589.4	78.8	6.63
Loan fees & late charges	—	1.9		—	2.5

Total loans (te)	12,723.4	459.5	4.82	11,632.1	484.7	5.56

Loans held for sale	16.9	0.5	4.29	27.1	0.8	3.72
US Treasury and agency securities	93.1	1.2	1.73	3.8	0.1	1.81
Mortgage-backed securities and CMOs	3,493.5	60.5	2.31	3,918.9	59.6	2.03
Municipals (te) (a)	208.8	7.2	4.60	232.5	7.9	4.53
Other securities	14.8	0.2	2.22	8.3	0.2	2.42

Total securities (te) (c)	3,810.2	69.1	2.42	4,163.5	67.8	2.17

Total short-term investments	403.8	0.7	0.23	644.3	1.2	0.24

Average earning assets (te)	$16,954.3	$529.8	4.17%	$16,467.0	$554.5	4.50%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,104.0	$4.6	0.10%	$5,955.7	$4.6	0.10%
Time deposits	2,049.9	9.3	0.60	2,402.1	11.6	0.64
Public funds	1,508.2	2.5	0.23	1,463.8	2.6	0.24

Total interest-bearing deposits	9,662.1	16.4	0.23	9,821.6	18.8	0.26

Short-term borrowings	962.0	2.1	0.29	791.6	3.4	0.58
Long-term debt	380.7	9.4	3.31	391.7	9.6	3.28

Total borrowings	1,342.7	11.5	1.15	1,183.3	13.0	1.47

Total interest-bearing liabilities	11,004.8	27.9	0.34%	11,004.9	31.8	0.39%

Net interest-free funding sources	5,949.5			5,462.1

Total cost of funds	$16,954.3	$27.9	0.22%	$16,467.0	$31.8	0.26%

Net interest spread (te)		$501.9	3.83%		$522.7	4.11%
Net interest margin	$16,954.3	$501.9	3.95%	$16,467.0	$522.7	4.24%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Due to the significant, unsustainable contribution from purchase accounting accretion, management believes that core net interest income and core margin provide meaningful financial measures to investors of the Company’s performance over time. The following table provides a reconciliation of reported and core net interest income and reported and core net interest margin.

Reconciliation of Reported Net Interest Margin to Core Margin
	Three Months Ended			Nine Months Ended
(dollars in millions)	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net interest income (te) (a)	$166.2	$167.3	$174.1	$501.9	$522.7
Purchase accounting accretion
Loan accretion	22.8	28.0	38.3	80.6	114.4
Whitney premium bond amortization	(1.3)	(1.4)	(2.8)	(4.2)	(9.6)
Whitney and Peoples First CD accretion	—	0.1	0.1	0.2	0.6

Total net purchase accounting accretion	21.5	26.7	35.6	76.6	105.4

Net interest income (te) - core	$144.7	$140.6	$138.5	$425.3	$417.3

Average earning assets	$17,324.4	$16,791.7	$16,384.6	$16,954.3	$16,467.0
Net interest margin - reported	3.81%	3.99%	4.23%	3.95%	4.24%
Net purchase accounting accretion (%)	0.49%	0.64%	0.86%	0.60%	0.86%

Net interest margin - core	3.32%	3.35%	3.37%	3.35%	3.38%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

Provision for Loan Losses

During the third quarter of 2014, Hancock recorded a total provision for loan losses of $9.5 million, up $2.8 million from the second quarter of 2014. The provision for noncovered loans was $9.9 million in the third quarter of 2014, compared to $6.8 million in the second quarter of 2014 and $6.5 million in the third quarter of 2013. The provision for the covered portfolio was a small net credit in each of the three-month periods ended September 30, 2014 and June 30, 2014 and $1.0 million expense for the quarter ended September 30, 2013. For the first nine months of 2014, the total provision for loans losses was $24.1 million, down slightly from $25.4 million for the same period in 2013.

The section below on “Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loan losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans and for acquired-performing loans and acquired-impaired loans (which includes all covered loans) are described in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Noninterest Income

Noninterest income totaled $57.9 million for the third quarter of 2014, up $1.5 million, or 3%, compared to the second quarter of 2014, but down $5.1 million, or 8% from the third quarter of 2013. Excluding the impact of lost revenue from the sale of certain insurance business lines during the second quarter of 2014 and the impact from the amortization of the FDIC loss share receivable discussed further below, third quarter 2014 noninterest income increased approximately $1.0 million from second quarter 2014, but was down $1.1 million from the third quarter of 2013. Noninterest income totaled $171.0 million for the first nine months of 2014, down $16.1 million, or 9%, from the first nine months of 2013. Excluding the impact of the lost revenues describe above, total noninterest income declined $3.1 million, or 2%.

The components of noninterest income are presented in the following table for the indicated periods:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September, 30
(In thousands)	2014	2014	2013	2014	2013
Service charges on deposit accounts	$20,000	$19,269	$20,519	$57,981	$59,398
Trust fees	11,530	11,499	9,477	33,267	27,972
Bank card and ATM fees	11,641	11,596	12,221	33,806	34,678
Investment and annuity fees	5,506	5,097	5,186	15,555	14,955
Secondary mortgage market operations	2,313	1,758	2,467	6,036	10,989
Insurance commissions and fees	1,979	1,888	3,661	7,611	12,500
Amortization of FDIC loss share receivable	(2,760)	(3,321)	(590)	(9,989)	(590)
Income from bank owned life insurance	2,377	2,357	2,656	7,048	8,764
Credit related fees	2,822	2,834	2,995	8,388	5,969
Income from derivatives	191	481	1,257	1,431	3,296
(Loss) gain on sale of assets	(56)	(217)	801	1,409	1,277
Safety deposit box income	448	443	467	1,404	1,480
Other miscellaneous	1,950	2,714	1,940	7,091	6,453

Total noninterest income	$57,941	$56,398	$63,057	$171,038	$187,141

Service charges on deposits totaled $20.0 million for the third quarter of 2014, up $0.7 million, or 4%, from the second quarter of 2014, but down $0.5 million, or 3%, from the third quarter of 2013. The increase from the second quarter of 2014 to the third quarter of 2014 reflects a $0.4 million increase in service charges from both business and consumer accounts, partially as a result of a number of initiatives implemented during 2014 to enhance growth in deposit balances and fee income.

Trust fees totaled $11.5 million for the quarter ended September 30, 2014. Excluding $0.5 million in seasonal tax preparation fees in the second quarter of 2014, linked-quarter trust fees increased $0.5 million, or 5%, with approximately half of the increase related to an increase in investment management and advisory service revenue. Trust fees increased $2.1 million, or 22%, compared to the third quarter of 2013 with growth in virtually all products and services. Investment management and advisory service revenue accounted for $1.6 million of the increase. For the first nine months of 2014 compared to 2013, trust fees increased $5.3 million, or 19%, with growth in all products and services, but primarily due to a $4.7 million, or 41% increase in investment management and advisory service revenue resulting from growth in the value of assets managed. Managed assets were $6.4 billion as of September 30, 2014, slightly down from $6.6 billion at June 30, 2014, but up 12% from $5.7 billion as of September 30, 2013.

Bank card fees and ATM fees totaled $11.6 million in the third quarter of 2014 virtually unchanged from the second quarter of 2014, but down $0.6 million, or 5%, compared to the third quarter of 2013. Included in bank card and ATM fees are fees from credit card, debit card and ATM transactions, and merchant service fees. For the third quarter of 2014, a $0.4 million, or 12% linked-quarter increase in credit card-related interchange fee income offset a slight decrease in debit card and ATM interchange fees as well as a decrease in merchant service fees. The increase in credit card fees resulted from various strategic initiatives during 2014 to increase card usage, including specific commercial card enhancements. The decrease in ATM fee income was due in part to the closing of 16 branches in July 2014 as part of the Company’s branch rationalization program. For the nine months ended 2014, bank card and ATM fees decreased $0.9 million, or 3%, compared to the same period in 2013.

Insurance fees remained relatively flat for the third quarter of 2014 compared to the second quarter of 2014. Insurance fees decreased $1.7 million, or 46%, from third quarter of 2013 and decreased $4.9 million, or 39%, for the first nine months of 2014 compared to the first nine months of 2013. These decreases resulted from the Company selling its property and casualty and group benefits insurance intermediary business in April 2014.

Fees from the secondary mortgage operations in the third quarter of 2014 were up $0.6 million, or 32%, compared to the second quarter of 2014 and down $0.2 million, or 6%, compared to the third quarter of 2013. Secondary mortgage operations fee income is generated from selling certain types of originated single family mortgage loans into the secondary market in an effort to manage interest rate risk and liquidity. The Company typically sells its longer-term fixed-rate loans while retaining in the portfolio the majority of its adjustable rate loans as well as loans generated through certain programs to support customer relationships including programs for high net worth individuals and non-builder construction loans. The increase in fee income during the third quarter of 2014 compared to the second quarter of 2014 was due to a slightly higher percentage of mortgage loans originated during the quarter being sold in the secondary market. Through the first nine months of 2014, fees from the secondary mortgage operations decreased $5.0 million, or 45%, compared to the first nine months of 2013. The decline reflects reduced loan sales in the secondary market due to a 30% reduction in loan originations, primarily from refinancing activities, for the nine months ended September 30, 2014 as compared to the same period in 2013.

Amortization of the FDIC loss share receivable totaled $2.8 million in the third quarter of 2014 compared to $3.3 million in the second quarter of 2014. For the first nine months of 2014, amortization of the FDIC loss share receivable totaled $10.0 million compared to less than $1 million for the first nine months of 2013. The amortization reflects a reduction in the amount of expected reimbursements under the loss share agreements due to lower loss projections for the related covered loan pools. Elevated levels of amortization of the loss share receivable are anticipated throughout 2014 as projected losses from the covered portfolio have decreased.

Noninterest Expense

Noninterest expense for the third quarter of 2014 was $149.1 million, down $7.8 million, or 5%, compared to the second quarter of 2014, and down $33.1 million, or 18%, from the third quarter of 2013. Noninterest expense for the nine months ended September 30, 2014 was $452.9 million, down $51.1 million, or 10%, from the same period of 2013. Excluding nonoperating expense items, operating expense for the third quarter of 2014 totaled $145.2 million, which was up $0.5 million from the second quarter of 2014 and down $16.1 million, or 10%, from the same period in 2013. Operating expense for the first nine months of 2014 totaled $436.9 million, down $46.3 million, or 10%, compared to the first nine months of 2013. The decreases are primarily related to cost savings realized from the divestiture of certain insurance business lines and the Company’s expense and efficiency initiatives that has included either selling or closing approximately 60 branches and reducing headcount by almost 450 full-time-equivalent employees since January 1, 2013.

Total personnel expense (excluding $1.1 million in nonoperating expense) totaled $80.0 million for the third quarter of 2014, up slightly compared to the second quarter of 2014 and down $6.8 million, or 8%, from the third quarter of 2013. Total personnel expense (excluding $2.7 million in nonoperating expense) for the first nine months of 2014 decreased $21.4 million, or 8%, compared to the first nine months of 2013. The Company has reduced its work force by over 11% during the past 21 months. In addition, the Company’s benefit costs declined by over 20% for both the quarter and nine months compared to 2013 primarily due to reduced pension costs resulting from a better overall performance of our pension plan assets.

Occupancy and equipment expenses totaled $15.3 million for the third quarter of 2014, up $0.4 million, or 3%, from the second quarter of 2014 and down $2.1 million, or 12%, from the third quarter of 2013. Occupancy and equipment expenses totaled $45.8 million for the first nine months of 2014, down $6.7 million, or 13%, from the first nine months of 2013. The reduction in occupancy and equipment expenses reflects the impact of the closures or sales mentioned above and other expense and efficiency initiatives.

All other expenses, excluding amortization of intangibles and $2.6 million of nonoperating expense items, totaled $43.2 million for the third quarter of 2014, down slightly from the second quarter of 2014 and down $6.4 million, or 13%, from third quarter of 2013. For the first nine months of 2014, all other expenses decreased $16.3 million, or 11%, primarily due to decreases in professional services, deposit insurance, telecommunications and postage and other real estate (ORE) expense. Net gains on ORE dispositions exceeded ORE expense in the third quarter of 2014 by $0.1 million compared to $0.1 million expense in the second quarter of 2014 and $2.4 million in the third quarter of 2013. For the first nine months of 2014, ORE expense totaled $1.8 million compared to $6.5 million in 2013.

Tax credit investment amortization totaling $2.2 million in each of the first three quarters of 2014 reflects amortization of equity investments in entities that undertake projects that qualify under a variety of state or federal laws for tax credits against federal and state income taxes. The Company amortizes equity investments over the tax credit compliance period for those investments where return of the capital invested is not expected. The increase in year-over-year amortization expense reflects increases in the amount invested in projects throughout the period. The financial return from these investments is provided through tax credits earned and received, all of which are accounted for as a reduction of the provision for income taxes.

All of the current quarter nonoperating expense relates to the Company’s expense and efficiency initiative. Included in this total for the first nine months of 2014 were expenses of $10.3 million for the settlement of an assessment by the FDIC related to a targeted review of certain previously paid claims under the loss sharing agreements, $11.4 million related to the Company’s expense and efficiency initiative including $3.5 million for the closure of certain branch locations as part of the ongoing branch rationalization process, and $3.5 million related to the early termination of reverse repurchase obligations. These expenses were partially offset by the $9.1 million gain from the divestiture of certain insurance business lines, net of costs related to discontinuing the operations.

The components of noninterest expense are presented in the following table for the indicated periods:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(In thousands)	2014	2014	2013	2014	2013
Operating expense
Compensation expense	$68,151	$66,948	$70,614	$202,264	$213,292
Employee benefits	11,892	12,558	16,236	38,717	49,080

Personnel expense	80,043	79,506	86,850	240,981	262,372

Net occupancy expense	10,799	10,840	12,369	32,905	37,099
Equipment expense	4,542	4,059	5,120	12,875	15,340
Data processing expense	12,984	12,828	12,031	38,231	36,346
Professional services expense	5,879	6,421	8,715	18,709	25,387
Amortization of intangibles	6,570	6,744	7,306	20,352	22,292
Telecommunications and postage	3,640	3,835	4,397	11,058	13,484
Deposit insurance and regulatory fees	2,967	2,743	3,789	8,677	11,635
Other real estate owned expense, net	(104)	84	2,439	1,757	6,502
Advertising	2,412	2,006	2,825	6,177	7,183
Ad valorem and franchise taxes	3,098	2,638	2,809	8,397	7,193
Printing and supplies	1,123	792	1,143	3,244	3,963
Insurance expense	944	1,018	887	3,002	3,018
Travel	1,006	1,059	1,065	2,961	3,466
Entertainment and contributions	1,396	1,529	969	4,337	3,960
Tax credit investment amortization	2,220	2,198	1,318	6,590	3,991
Other expense	5,673	6,427	7,286	16,648	19,939

Total operating expense	$145,192	$144,727	$161,318	$436,901	$483,170

Nonoperating expense items
Impact of insurance business line divestiture	$—	$(9,101)	$—	$(9,101)	$—
FDIC settlement	—	10,268	—	10,268	—
Expense and efficiency initiatives and other items	3,887	7,503	20,887	11,390	20,887
Early debt redemption	—	3,461	—	3,461	—

Total nonoperating expense items	$3,887	$12,131	$20,887	$16,018	$20,887

Total noninterest expense	$149,079	$156,858	$182,205	$452,919	$504,057

Income Taxes

The effective income tax rate for the third quarter of 2014 was approximately 26% compared to 31% in the second quarter of 2014 and 26% in the third quarter of 2013. The increase in the tax rate for the 2014 second quarter was due in part to the tax impact of the gain on the divestiture of selected insurance business lines. Management expects the effective tax rate for the remainder of 2014 to be approximately 27%. Hancock’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and the use of tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (QZAB), Qualified School Construction Bonds (QSCB), Federal and State New Market Tax Credit (NMTC) and Low-Income Housing Tax Credit (LIHTC) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.

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

The Company intends to continue making investments in tax credit projects, though its ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits. Based on tax credit investments that have been made, the Company expects to realize tax credits over the next three years of $12.9 million, $10.1 million and $9.0 million for 2015, 2016 and 2017, respectively.

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for both the year-to-date and quarter-ended September 30, 2014 and 2013.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(In thousands)	2014	2014	2013	2014	2013
Taxes computed at statutory rate	$22,027	$20,170	$15,685	$65,757	$60,341
Tax credits:
QZAB/QSCB	(841)	(769)	(794)	(2,378)	(2,382)
NMTC - Federal and State	(3,173)	(3,173)	(2,152)	(9,780)	(6,456)
LIHTC	(113)	(113)	(231)	(339)	(693)

Total tax credits	(4,127)	(4,055)	(3,177)	(12,497)	(9,531)
State income taxes, net of federal income tax benefit	706	1,043	482	3,423	2,041
Tax-exempt interest	(1,577)	(1,530)	(1,648)	(4,691)	(4,951)
Bank owned life insurance	(790)	(825)	(900)	(2,425)	(3,066)
Goodwill - writeoff	—	1,112	—	1,112	—
Other, net	143	1,750	1,169	1,569	(1,070)

Income tax expense	$16,382	$17,665	$11,611	$52,248	$43,764

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Common Share Data
Earnings per share:
Basic	$0.56	$0.48	$0.40	$1.62	$1.51
Diluted	$0.56	$0.48	$0.40	$1.62	$1.51
Operating earnings per share: (a)
Basic	$0.59	$0.59	$0.56	$1.77	$1.67
Diluted	$0.59	$0.59	$0.56	$1.76	$1.67
Cash dividends per share	$0.24	$0.24	$0.24	$0.72	$0.72
Book value per share (period-end)	$30.76	$30.45	$28.70	$30.76	$28.71
Tangible book value per share (period-end)	$21.44	$21.08	$19.04	$21.44	$19.04
Weighted average number of shares (000s):
Basic	81,721	81,933	82,091	81,965	83,404
Diluted	81,942	82,174	82,205	82,204	83,496
Period-end number of shares (000s)	81,567	81,860	82,107	81,567	82,107
Market data:
High price	$36.47	$37.86	$33.85	$38.50	$33.85
Low price	$31.25	$32.02	$29.00	$31.25	$25.00
Period-end closing price	$32.05	$35.32	$31.38	$32.05	$31.38
Trading volume (000s) (b)	25,553	27,432	29,711	84,239	97,779

(a)	Excludes nonoperating expense items and securities transactions.
(b)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2014	2014	2013	2014	2013
Income Statement:
Interest income	$172,701	$174,001	$181,639	$521,842	$546,560
Interest income (te) (a)	175,390	176,555	184,221	529,720	554,511
Interest expense	9,160	9,223	10,109	27,961	31,836

Net interest income (te)	166,230	167,332	174,112	501,759	522,675
Provision for loan losses	9,468	6,691	7,569	24,122	25,404
Noninterest income excluding securities transactions	57,941	56,398	63,057	171,038	187,141
Securities transactions gains	—	—	—	—	—
Noninterest expense	149,079	156,858	182,205	452,919	504,057

Income before income taxes	62,935	57,627	44,813	187,878	172,404
Income tax expense	16,382	17,665	11,611	52,248	43,764

Net income	$46,553	$39,962	$33,202	$135,630	$128,640

Total nonoperating expense items	3,887	12,131	20,887	16,018	20,887
Taxes on adjustments at marginal tax rate	1,361	2,518	7,310	3,879	7,310

Operating income (b)	$49,079	$49,575	$46,779	$147,769	$142,217

Purchase accounting adjustments, net of tax	7,903	10,839	18,101	30,115	53,964

Core income (c)	$41,176	$38,736	$28,678	$117,654	$88,253

(a)	For analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).
(b)	Net income less nonoperating expense items and securities gains/losses. Management believes that this is a useful financial measure because it enables investors to assess ongoing operations.
(c)	Operating income excluding tax-effected purchase accounting adjustments. Management believes that reporting on core income provides a useful measure of financial performance that helps investors determine whether management is successfully executing its strategic initiatives.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Performance Ratios
Return on average assets	0.94%	0.84%	0.70%	0.94%	0.91%
Return on average assets (operating) (a)	1.00%	1.04%	0.99%	1.03%	1.00%
Return on average common equity	7.42%	6.51%	5.63%	7.36%	7.18%
Return on average common equity (operating) (a)	7.82%	8.07%	7.93%	8.02%	7.93%
Tangible common equity ratio	9.10%	9.29%	8.68%	9.10%	8.68%
Earning asset yield (te)	4.02%	4.21%	4.47%	4.17%	4.50%
Total cost of funds	0.21%	0.22%	0.24%	0.22%	0.26%
Net interest margin (te)	3.81%	3.99%	4.23%	3.95%	4.24%
Efficiency ratio (b)	61.84%	61.67%	64.95%	61.91%	64.93%
Allowance for loan losses to period-end loans	0.94%	1.00%	1.18%	0.94%	1.18%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	128.44%	126.26%	94.69%	128.44%	94.69%
Average loan/deposit ratio	85.24%	84.20%	78.70%	83.52%	76.80%
Noninterest income excluding securities transactions to total revenue (te)	25.85%	25.21%	26.59%	25.42%	26.36%

(a)	Excludes tax-effected securities transactions and nonoperating expense items. Management believes that this is a useful financial measure that helps investors compare the Company’s fundamental operations over time.
(b)	Efficiency ratio is defined as noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles, merger expenses and securities transactions.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2014	2014	2013	2014	2013
Asset Quality Information
Nonaccrual loans (a)	$83,154	$89,901	$119,749	$83,154	$119,749
Restructured loans - still accruing	7,944	7,868	10,605	7,944	10,605

Total nonperforming loans	91,098	97,769	130,354	91,098	130,354
Other real estate (ORE) and foreclosed assets	56,081	59,732	85,560	56,081	85,560

Total nonperforming assets	$147,179	$157,501	$215,914	$147,179	$215,914

Nonperforming assets to loans, ORE and foreclosed assets	1.10%	1.22%	1.83%	1.10%	1.83%
Accruing loans 90 days past due (a)	$6,667	$4,142	$15,620	$6,667	$15,620
Accruing loans 90 days past due to loans	0.05%	0.03%	0.13%	0.05%	0.13%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.15%	1.25%	1.96%	1.15%	1.96%
Net charge-offs - noncovered	$6,439	$4,064	$5,430	$14,481	$19,095
Net charge-offs - covered	(566)	1,181	506	3,125	5,754
Net charge-offs - noncovered to average loans	0.19%	0.13%	0.18%	0.15%	0.22%
Allowance for loan losses	$125,572	$128,672	$138,223	$125,572	$138,223
Allowance for loan losses to period-end loans	0.94%	1.00%	1.18%	0.94%	1.18%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	128.44%	126.26%	94.69%	128.44%	94.69%
Provision for loan losses	$9,468	$6,691	$7,569	$24,122	$25,404

(a)	Nonaccrual loans and accruing loans past due 90 days or more do not include acquired-impaired loans with an accretable yield. Included in nonaccrual loans are $10 million, $12 million, and $19 million in restructured loans at 9/30/14, 6/30/14, and 9/30/13, respectively.

Supplemental Asset Quality Information	Originated	Acquired (a)	Covered (a) (b)	Total
(in thousands)	September 30, 2014
Nonaccrual loans	$68,362	$11,572	$3,220	$83,154
Restructured loans - still accruing	7,944	—	—	7,944
Total nonperforming loans	76,306	11,572	3,220	91,098
ORE and foreclosed assets (c)	38,096	—	17,985	56,081
Total nonperforming assets	114,402	11,572	21,205	147,179
Accruing loans 90 days past due	5,149	1,518	—	6,667
Allowance for loan losses	81,822	9,117	34,633	125,572

	June 30, 2014
Nonaccrual loans	$74,533	$12,048	$3,320	$89,901
Restructured loans - still accruing	4,823	3,045	—	7,868
Total nonperforming loans	79,356	15,093	3,320	97,769
ORE and foreclosed assets	40,158	—	19,574	59,732
Total nonperforming assets	119,514	15,093	22,894	157,501
Accruing loans 90 days past due	3,416	726	—	4,142
Allowance for loan losses	78,573	8,947	41,152	128,672

Loans Outstanding	Originated	Acquired (a)	Covered (a) (b)	Total
(in thousands)	September 30, 2014
Commercial non-real estate loans	$4,806,740	$769,226	$11,171	$5,587,137
Construction and land development loans	974,442	110,294	11,166	1,095,902
Commercial real estate loans	2,245,855	813,429	41,550	3,100,834
Residential mortgage loans	1,635,462	37,739	185,289	1,858,490
Consumer loans	1,623,069	51,488	31,654	1,706,211
Total loans	11,285,568	1,782,176	280,830	13,348,574
Change in loan balance from previous quarter	627,116	(139,603)	(22,995)	464,518

	June 30, 2014
Commercial non-real estate loans	$4,610,696	$769,159	$13,836	$5,393,691
Construction and land development loans	903,610	119,847	17,199	1,040,656
Commercial real estate loans	2,173,006	836,646	46,611	3,056,263
Residential mortgage loans	1,469,977	111,724	189,570	1,771,271
Consumer loans	1,501,163	84,403	36,609	1,622,175
Total loans	10,658,452	1,921,779	303,825	12,884,056
Change in loan balance from previous quarter	734,088	(350,657)	(27,312)	356,119

(a)	Acquired and covered loans are subject to purchase accounting guidance as described in note 3 to the condensed consolidated financial statements.
(b)	Acquired loans which are covered by loss sharing agreements with the FDIC, providing considerable protection against credit risk.
(c)	ORE received in settlement of acquired loans is no longer subject to purchase accounting guidance and has been included with ORE from originated loans. ORE received in settlement of covered loans remains covered under the FDIC loss share agreements.

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2014	2014	2014	2013	2013
Period-End Balance Sheet
Total loans, net of unearned income (a)	$13,348,574	$12,884,056	$12,527,937	$12,324,817	$11,734,472
Loans held for sale	15,098	22,017	15,911	24,515	18,444
Securities	3,913,370	3,677,229	3,797,883	4,033,124	4,124,202
Short-term investments	471,558	440,688	280,373	268,839	462,313

Earning assets	17,748,600	17,023,990	16,622,104	16,651,295	16,339,431
Allowance for loan losses	(125,572)	(128,672)	(128,248)	(133,626)	(138,223)
Goodwill	621,193	621,193	625,675	625,675	625,675
Other intangible assets, net	139,256	145,825	152,734	159,773	167,116
Other assets	1,602,473	1,687,095	1,731,905	1,706,134	1,807,847

Total assets	$19,985,950	$19,349,431	$19,004,170	$19,009,251	$18,801,846

Noninterest-bearing deposits	$5,866,255	$5,723,663	$5,613,872	$5,530,253	$5,479,696
Interest-bearing transaction and savings deposits	6,325,671	6,079,837	6,118,150	6,162,959	6,008,042
Interest-bearing public funds deposits	1,534,678	1,484,188	1,451,430	1,571,532	1,240,336
Time deposits	2,010,090	1,957,539	2,091,322	2,095,772	2,326,797

Total interest-bearing deposits	9,870,439	9,521,564	9,660,902	9,830,263	9,575,175

Total deposits	15,736,694	15,245,227	15,274,774	15,360,516	15,054,871
Short-term borrowings	1,171,809	1,063,664	712,634	657,960	782,779
Long-term debt	376,452	374,991	380,001	385,826	376,664
Other liabilities	191,653	172,967	174,227	179,880	231,090
Stockholders’ equity	2,509,342	2,492,582	2,462,534	2,425,069	2,356,442

Total liabilities & stockholders’ equity	$19,985,950	$19,349,431	$19,004,170	$19,009,251	$18,801,846

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands)	2014	2014	2013	2014	2013
Average Balance Sheet
Total loans, net of unearned income (a)	$13,102,108	$12,680,861	$11,805,330	$12,723,409	$11,632,166
Loans held for sale	16,885	14,681	16,065	16,916	27,079
Securities (b)	3,780,089	3,716,563	4,135,348	3,810,186	4,163,436
Short-term investments	425,362	379,639	427,892	403,809	644,349

Earning assets	17,324,444	16,791,744	16,384,635	16,954,320	16,467,030
Allowance for loan losses	(129,734)	(126,887)	(137,936)	(130,412)	(137,624)
Goodwill and other intangible assets	763,652	770,294	796,300	771,728	803,676
Other assets	1,591,585	1,604,113	1,753,028	1,620,949	1,856,115

Total assets	$19,549,947	$19,039,264	$18,796,027	$19,216,585	$18,989,197

Noninterest-bearing deposits	$5,707,523	$5,505,735	$5,415,303	$5,571,843	$5,359,325
Interest-bearing transaction and savings deposits	6,160,911	6,078,115	5,919,709	6,104,039	5,955,711
Interest-bearing public fund deposits	1,547,513	1,450,312	1,302,425	1,508,222	1,463,750
Time deposits	1,955,262	2,026,419	2,384,248	2,049,914	2,402,061

Total interest-bearing deposits	9,663,686	9,554,846	9,606,382	9,662,175	9,821,522

Total deposits	15,371,209	15,060,581	15,021,685	15,234,018	15,180,847
Short-term borrowings	1,139,694	957,386	820,500	962,014	791,641
Long-term debt	375,914	380,151	385,203	380,660	391,712
Other liabilities	173,182	177,761	229,694	176,591	228,056
Stockholders’ equity	2,489,948	2,463,385	2,338,945	2,463,302	2,396,941

Total liabilities & stockholders’ equity	$19,549,947	$19,039,264	$18,796,027	$19,216,585	$18,989,197

(a)	Includes nonaccrual loans.
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities, and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. As shown in the table below, our ratio of free securities to total securities was 23% at September 30, 2014, compared to 20% at June 30, 2014 and 22% at December 31, 2013. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window.

Liquidity Metrics

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
Free securities / total securities	23.00%	20.00%	21.00%	22.00%	37.00%
Noncore deposits / total deposits	5.43%	5.64%	5.87%	5.43%	6.60%
Wholesale funds / core deposits	10.40%	10.00%	7.60%	7.19%	8.26%

The liability portion of the balance sheet provides liquidity mainly through various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. Core deposits consist of total deposits less certificates of deposits (CDs) of $250,000 or more, brokered CDs, and balances in sweep time deposit products used by commercial customers. The ratio of noncore deposits to total deposits was 5.43% at September 30, 2014, down 21 bps from June 30, 2014 and unchanged from December 31, 2013. There were no brokered CDs outstanding as of September 30, 2014 or June 30, 2014 and $60.2 million outstanding at December 31, 2013.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, our short-term borrowing capacity includes an approved line of credit with the FHLB of $3.3 billion and borrowing capacity at the Federal Reserve’s discount window in excess of $1.8 billion at September 30, 2014. Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 10.40% of core deposits at September 30, 2014, up from 10.00% at June 30, 2014 and 7.19% at December 31, 2013. The increases from December 31, 2013 reflect utilization of the FHLB line to help fund asset growth. At September 30, 2014, the Company had borrowings from the FHLB totaling $565 million compared to $415 million at June 30, 2014. There were no borrowings from the FHLB at the end of any prior periods. Loan growth of $1 billion since year-end has outpaced a $376 million increase in deposits. No amounts had been borrowed at the Federal Reserve’s discount window in any period. See the discussion on “Deposits” for more information.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the nine months ended September 30, 2014 and 2013.

Dividends received from the Bank have been the primary source of funds available to the Company for the payment of dividends to our stockholders, stock buybacks, and for servicing debt issued by the holding company. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Company. The Company maintains cash and other liquid assets at the holding company to provide liquidity sufficient to fund six quarters of anticipated common stockholder dividends.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.5 billion at September 30, 2014, up $84 million from December 31, 2013. The tangible common equity ratio increased to 9.10% at September 30, 2014 from 9.00% at December 31, 2013.

The Board of Directors authorized a new common stock buyback program in July for up to 5%, or approximately 4 million shares, of the Company’s common stock issued and outstanding. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The buyback authorization will expire December 31, 2015. During the third quarter of 2014, the Company repurchased 305,263 shares at an average price of $32.65 per share under the buyback program. See Item 2 in Part II of this document for additional discussion of the Company’s common stock buyback program.

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

At September 30, 2014, the regulatory capital ratios of the Company and the Bank were well in excess of current regulatory minimum requirements, as indicated in the table below. The Company and the Bank have been categorized as “well capitalized” in the most recent notices received from our regulators. As of September 30, 2014, risk-based ratios decreased compared to both June 30, 2014 and December 31, 2013, primarily as a result of asset growth.

The following table shows the regulatory capital ratios for the Company and the Bank for the indicated periods.

	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2013
Regulatory ratios:
Total capital (to risk weighted assets)
Hancock Holding Company	12.66%	12.96%	13.20%	13.11%
Whitney Bank	12.40%	12.72%	13.02%	12.98	%*
Tier 1 capital (to risk weighted assets)
Hancock Holding Company	11.59%	11.83%	11.90%	11.76%
Whitney Bank	11.32%	11.58%	11.72%	11.64	%*
Tier 1 leverage capital
Hancock Holding Company	9.48%	9.61%	9.43%	9.34%
Whitney Bank	9.31%	9.44%	9.32%	9.29	%*
* Restated to give effect to merger of Hancock Bank and Whitney Bank

Regulatory definitions:

(1)	Tier 1 capital generally includes common equity, retained earnings, non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock, reduced by goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets.
(2)	Total capital consists of Tier 1 capital plus perpetual preferred stock not qualifying as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of allowances for credit losses.
(3)	The risk-weighted asset base is equal to the sum of the aggregate value of assets and credit-converted off-balance sheet items in each risk category as specified in regulatory guidelines, multiplied by the weight assigned by the guidelines to that category.
(4)	The Tier 1 leverage capital ratio is Tier 1 capital divided by average total assets reduced by the deductions for Tier 1 capital noted above.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $3.9 billion at September 30, 2014, up $236 million from June 30, 2014 and down $120 million from December 2013. The quarterly increase in securities was necessary to support anticipated public fund collateralization and was funded with FHLB advances. The decrease in securities compared to year-end reflects the Company’s use of funds from repayments and maturities in the securities portfolio to support loan growth. At September 30, 2014, securities available for sale totaled $1.6 billion and securities held to maturity totaled $2.3 billion.

The securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return. The Company invests only in high quality securities of investment grade quality with a targeted duration for the overall portfolio of between two and five. At September 30, 2014, the average maturity of the portfolio was 4.45 years with an effective duration of 3.89 and a weighted-average yield of 2.36%. The effective duration increases, under management scenarios, to 4.32 with a 100 basis point increase in the yield curve and to 4.43 with a 200 basis point increase. At year-end 2013, the average maturity of the portfolio was 3.97 years with an effective duration of 3.93 and a weighted-average yield of 2.28%.

Loans

Total loans at September 30, 2014 were $13.3 billion, up $465 million, or 4%, compared to June 30, 2014 and up $1.0 billion, or 8%, from December 31, 2013. Excluding the FDIC-covered portfolio, total loans increased $488 million, or 4%, from June 30, 2014 and $1.1 billion from year-end 2013. The noncovered loan portfolio was up $1.7 billion, or 15%, from September 30, 2013.

See Note 3 to the consolidated financial statements for the composition of originated, acquired and covered loans at September 30, 2014 and December 31, 2013. Originated loans include all loans not included in the acquired and covered loan portfolios described as follows. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011 and that continue to be subject to purchase accounting considerations. Acquired loans include those that were performing satisfactorily at the acquisition date (acquired-performing) and loans acquired with evidence of credit deterioration (acquired-impaired). Covered loans are those purchased in the December 2009 acquisition of Peoples First, which are covered by loss share agreements between the FDIC and the Company that afford significant loss protection. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. Certain differences in the accounting for originated loans and for acquired-performing and acquired-impaired loans (which include all covered loans) are described in Note 3 to the consolidated financial statements.

All markets across the franchise reported net loan growth during the quarter, with south Louisiana, Houston and central Florida generating over half of the increase. Lending areas such as mortgage and indirect generated approximately 30% of the quarter’s net loan growth. For the quarter ended September 30, 2014, indirect loans grew $56 million, or 15%, to $427 million, while mortgage loans increased $87 million, or 5%, to $1.9 billion.

The Company’s commercial customer base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers totaled approximately $1.7 billion at September 30, 2014, up approximately $113 million from June 30, 2014. The majority of the O&G portfolio is with customers providing transportation and other services and products to support exploration and production activities. The Bank lends mainly to middle-market and smaller commercial entities, although it participates in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared credits funded at September 30, 2014 totaled approximately $1.7 billion, up approximately $97 million from the last quarter and $297 million from December 31, 2013. Approximately $1.0 billion of shared national credits were with O&G customers at September 30, 2014, up $81 million from June 30, 2014, and up $244 million from year-end.

Commercial non-real estate loans, construction and land development loans (C&D) loans, and commercial real estate (CRE) loans in the originated and acquired portfolios increased a net $794 million over the first nine months of 2014. CRE loans include loans on both income-producing properties as well as properties used by borrowers in commercial operations.

Residential mortgages in the originated and acquired portfolios were up a net $92 million during the third quarter and $162 million over the first nine months of 2014. Consumer loans increased by a net $89 million and $146 million over these periods.

Total covered loans at September 30, 2014 were down $23 million from June 30, 2014 and $78 million from December 31, 2013, reflecting normal repayments, charge-offs and foreclosures. The covered portfolio will continue to decline over the terms of the loss share agreements.

Allowance for Loan Losses and Asset Quality

The Company’s total allowance for loan losses was $126 million at September 30, 2014, compared to $129 million at June 30, 2014. The decrease is a result of a $6.5 million reduction in the allowance on the covered portfolio as estimated losses in the covered portfolio have decreased from June 30, 2014.

The ratio of the allowance to period-end loans was 0.94% at September 30, 2014, down slightly from 1.00% at June 30, 2014. The allowance maintained on the originated portion of the loan portfolio totaled $82 million, or 0.73%, of related loans, at September 30, 2014, as compared to $79 million, or 0.74%, at June 30, 2014.

During the third quarter of 2014, Hancock recorded a total provision for loan losses of $9 million, up from $7 million in the second quarter of 2014. The total provision for loan losses for the first nine months of 2014 was $24 million, compared to $25 million provision for the same period in 2013.

Net charge-offs from the noncovered loan portfolio were $6 million, or 0.19% of average total loans on an annualized basis in the third quarter of 2014, compared to $4 million, or 0.13%, in the second quarter of 2014. Commercial net charge-offs increased $1.3 million. Charge-offs were up primarily due to a $1.5 million charge-off related to a single customer and a decline of $0.7 million in recoveries of previously charged-off loans. Consumer net charge-offs were up $1.1 million as charge-offs rose by $0.7 million and recoveries declined by $0.4 million.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2014	2014	2013	2014	2013
Allowance for loan losses at beginning of period	$128,672	$128,248	$137,969	$133,626	$136,171

Loans charged-off:
Noncovered loans:
Commercial non real estate	1,032	1,272	999	4,690	5,199
Construction and land development	1,574	950	1,183	2,615	7,548
Commercial real estate	882	650	847	2,255	3,718
Residential mortgages	696	856	647	1,793	1,549
Consumer	4,298	3,581	5,022	11,920	13,372

Total noncovered charge-offs	8,482	7,309	8,698	23,273	31,386

Covered loans:
Commercial non real estate	106	24	—	176	681
Construction and land development	(274)	166	(537)	350	1,784
Commercial real estate	458	905	2,195	4,480	4,316
Residential mortgages	(53)	422	431	677	947
Consumer	62	1,049	54	1,192	1,145

Total covered charge-offs	299	2,566	2,143	6,875	8,873

Total charge-offs	8,781	9,875	10,841	30,148	40,259

Recoveries of loans previously charged-off:
Noncovered loans:
Commercial non real estate	707	585	1,043	2,118	3,381
Construction and land development	156	413	206	1,220	1,243
Commercial real estate	174	726	828	1,231	2,340
Residential mortgages	138	269	96	501	991
Consumer	868	1,252	1,095	3,722	4,336

Total noncovered recoveries	2,043	3,245	3,268	8,792	12,291

Covered loans:
Commercial non real estate	16	6	—	467	90
Construction and land development	608	39	70	1,504	554
Commercial real estate	37	1,235	1,517	1,408	2,395
Residential mortgages	(18)	13	11	1	13
Consumer	222	92	39	370	67

Total covered recoveries	865	1,385	1,637	3,750	3,119

Total recoveries	2,908	4,630	4,905	12,542	15,410

Net charge-offs - noncovered	6,439	4,064	5,430	14,481	19,095
Net charge-offs - covered	(566)	1,181	506	3,125	5,754

Total net charge-offs	5,873	5,245	5,936	17,606	24,849

Provision for loan losses before FDIC benefit - covered loans	(7,086)	(1,095)	(355)	(15,336)	9,484
Benefit attributable to FDIC loss share agreement	6,695	1,022	1,379	14,570	(1,497)
Provision for loan losses noncovered loans	9,859	6,764	6,545	24,888	17,417

Provision for loan losses, net	9,468	6,691	7,569	24,122	25,404
(Decrease) Increase in FDIC loss share receivable	(6,695)	(1,022)	(1,379)	(14,570)	1,497

Allowance for loan losses at end of period	$125,572	$128,672	$138,223	$125,572	$138,223

Ratios:
Gross charge-offs - noncovered to average loans	0.26%	0.23%	0.29%	0.24%	0.36%
Recoveries - noncovered to average loans	0.06%	0.10%	0.11%	0.09%	0.14%
Net charge-offs - noncovered to average loans	0.19%	0.13%	0.18%	0.15%	0.22%
Allowance for loan losses to period-end loans	0.94%	1.00%	1.18%	0.94%	1.18%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	September 30,	December 31,
(In thousands)	2014	2013
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate loans	$9,021	$8,705
Commercial non-real estate loans - restructured	2,115	4,654

Total commercial non-real estate loans	11,136	13,359

Construction and land development loans	7,779	8,770
Construction and land development loans - restructured	3,118	7,930

Total construction and land development loans	10,897	16,700

Commercial real estate loans	27,914	37,369
Commercial real estate loans - restructured	3,835	3,091

Total commercial real estate loans	31,749	40,460

Residential mortgage loans	22,230	22,255
Residential mortgage loans - restructured	843	—

Total residential mortgage loans	23,073	22,255

Consumer loans	6,299	6,912

Total nonaccrual loans	83,154	99,686

Restructured loans - still accruing:
Commercial non-real estate loans	2,269	2,323
Construction and land development loans	2,284	3,298
Commercial real estate loans	3,391	3,144
Residential mortgage loans	—	507
Consumer loans	—	—

Total restructured loans - still accruing	7,944	9,272

Total restructured loans	17,855	24,947

ORE and foreclosed assets	56,081	76,979

Total nonperforming assets (b)	$147,179	$185,937

Loans 90 days past due still accruing	$6,667	$10,387

Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	1.10%	1.50%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	128.44%	111.97%
Loans 90 days past due still accruing to loans	0.05%	0.08%

(a)	Nonaccrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.
(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $147 million at September 30, 2014, down $10 million from June 30, 2014 and $39 million from December 31, 2013. Nonperforming assets as a percent of total loans, ORE, and other foreclosed assets was 1.10% at September 30, 2014, compared to 1.22% at June 30, 2014 and 1.50% at December 31, 2013.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, increased $31 million from June 30, 2014 and $203 million from December 31, 2013, to a total of $472 million at September 30, 2014. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Average short-term investments for the third quarter of 2014 were up $46 million, or 12%, compared to the second quarter of 2014.

Deposits

Total deposits were $15.7 billion at September 30, 2014, up $491 million, or 3%, from June 30, 2014 and up $376 million, or 2% from December 31, 2013. Average deposits for the third quarter of 2014 were $15.4 billion, up $311 million, or 2% from the second quarter of 2014.

Noninterest-bearing demand deposits (DDAs) increased by $143 million, or 2%, during the third quarter to $5.9 billion at September 30, 2014, and were up $336 million, or 6%, from December 31, 2013. DDAs comprised 37% of total period-end deposits at September 30, 2014, up slightly from September 30, 2013 and year-end 2013.

Interest-bearing public fund deposits totaled $1.5 billion at September 30, 2014, up $50 million, or 3%, from June 30, 2014 and down $37 million, or 2%, from December 31, 2013. The increase compared to the prior quarter was primarily due to balances attracted to the Bank as a result of the Company’s deposit growth initiative that commenced in the second quarter of 2014. These balances helped to lessen the decline in public funds compared to year end when public entities typically carry higher balances with subsequent reductions throughout the first nine months of the year.

Time deposits totaled $2.0 billion at September 30, 2014, up $53 million, or 3%, from June 30, 2014, but down $86 million, or 4%, from December 31, 2013. CDs increased $79 million, or 5%, from June 30, 2014, but declined $102 million, or 6%, from December 31, 2013. Balances in sweep deposit products decreased $27 million, or 7%, from the prior quarter, but still $16 million, or 4%, over the balances at December 31, 2013. These increases also reflect the deposit growth initiative mentioned above.

Short-Term Borrowings

At September 30, 2014, short-term borrowings totaled $1.2 billion, up $514 million, or 78%, from December 31, 2013. The Company borrowed $565 million on the $3.3 billion line of credit with the FHLB to fund loan growth and to replace the $115 million in fixed rate reverse repurchase obligations that were redeemed during June. Securities sold under agreements to repurchase are the main source of short-term borrowings. These agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.

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

The following table shows the commitments to extend credit and letters of credit at September 30, 2014 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(In thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$5,610,806	$2,738,896	$1,106,101	$1,237,266	$528,543
Letters of credit	423,609	274,051	70,490	75,675	3,393

Total	$6,034,415	$3,012,947	$1,176,591	$1,312,941	$531,936

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

FORWARD-LOOKING STATEMENTS

This news release contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and we intend such forward-looking statements to be covered by the safe harbor provisions therein and are including this statement for purposes of invoking these safe-harbor provisions. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of plans and strategies for the future.

Forward-looking statements that we may make include, but may not be limited to, comments with respect to future levels of economic activity in our markets, loan growth, deposit trends, credit quality trends, net interest margin trends, future expense levels, success of revenue-generating initiatives, projected tax rates, future profitability, improvements in expense to revenue (efficiency) ratio, purchase accounting impacts such as accretion levels, the impact of the branch rationalization process, details of the common stock buyback, possible repurchases of shares under stock buyback programs, and the financial impact of regulatory requirements. Hancock’s ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although Hancock believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ from those expressed in Hancock’s forward-looking statements include, but are not limited to, those risk factors outlined in Hancock’s public filings with the Securities and Exchange Commission, which are available at the SEC’s internet site (http://www.sec.gov).

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

Hancock measures its interest rate sensitivity primarily by running net interest income simulations. The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, re-pricing and maturity characteristics of the existing and projected balance sheet. The table below presents the results of simulations run as of September 30, 2014 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive as compared to the stable rate environment assumed for the base case.

	Net Interest Income (te) at Risk
	Estimated
Change in	increase (decrease)
interest rate	in net interest income
(basis points)	Year 1	Year 2
+100	1.11%	3.02%
+200	2.72%	5.78%
+300	4.17%	7.75%

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

Our management, including the Chief Executive Officers and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three-month period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There were no changes to the risk factors that were previously disclosed in our Form 10-K for the year ended December 31, 2013. In addition to the risk of vulnerability to certain sectors of the economy related to the real estate portfolio, recent trends in the energy sector point to possible vulnerability.

The oil and gas industry constitutes a significant component of the economy in several of our core markets. The oil and gas industry is particularly sensitive to certain industry specific economic factors, the most important of which is worldwide demand for oil and gas. When demand is soft, commodity prices decline and overall levels of activity in the sector, including capital expenditures, weaken. Moreover, given the importance of the energy industry to the economies of Louisiana and Texas, when the energy sector is weak, other business segments of the economy may be impaired. Although the Company mitigates risk by diversifying its borrower base, approximately 13% of the Company’s portfolio is comprised of loans to borrowers in the energy industry.

The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended September 30, 2014.

			Total number
	Total		of shares	Maximum number
	number	Average	purchased as	of shares
	of shares	price	a part of publicly	that may yet be
	or units	paid	announced plans	purchased under
	purchased	per share	or programs (1)	plans or programs
Jul. 1, 2014 - Jul. 31, 2014	—	$—	—	4,093,149
Aug 1, 2014 - Aug 31, 2014	305,263	32.65	305,263	3,787,886
Sep. 1, 2014 - Sep. 30, 2014	—	—	—	3,787,886

Total	305,263	$32.65	305,263

(1)	The Company publicly announced its 2014 stock buyback program on July 24, 2014.

Item 6. Exhibits.

(a) Exhibits:

Exhibit
Number	Description

*10.1	Hancock Holding Company 2014 Long Term Incentive Plan (filed as Exhibit 10.1 to Hancock’s Form 8-K filed with the Commission on April 21, 2014 and incorporated herein by reference).

*10.2	Form of Change in Control Employment Agreement between the Company and its executive officers (filed as Exhibit 10.2 to Hancock’s Form 8-K filed with the Commission on June 20, 2014 and incorporated herein by reference).

*10.3	Addendum to Nonqualified Deferred Compensation Plan describing SERP benefit (filed as Exhibit 10.3 to Hancock’s Form 10-Q filed with the Commission on August 8, 2014 and incorporated herein by reference).

*10.4	Form of 2014 Restricted Stock Award Agreement (filed as Exhibit 10.4 to Hancock’s Form 10-Q filed with the Commission on August 8, 2014 and incorporated herein by reference).

31.1	Certification of Chief Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ Carl J. Chaney
Carl J. Chaney
President & Chief Executive Officer

/s/ John M. Hairston
John M. Hairston
Chief Executive Officer & Chief Operating Officer

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer

Date:	November 7, 2014

Index to Exhibits

Exhibit Number	Description

*10.1	Hancock Holding Company 2014 Long Term Incentive Plan (filed as Exhibit 10.1 to Hancock’s Form 8-K filed with the Commission on April 21, 2014 and incorporated herein by reference).

*10.2	Form of Change in Control Employment Agreement between the Company and its executive officers (filed as Exhibit 10.2 to Hancock’s Form 8-K filed with the Commission on June 20, 2014 and incorporated herein by reference).

*10.3	Addendum to Nonqualified Deferred Compensation Plan describing SERP benefit (filed as Exhibit 10.3 to Hancock’s Form 10-Q filed with the Commission on August 8, 2014 and incorporated herein by reference).

*10.4	Form of 2014 Restricted Stock Award Agreement (filed as Exhibit 10.4 to Hancock’s Form 10-Q filed with the Commission on August 8, 2014 and incorporated herein by reference).

31.1	Certification of Chief Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

*	Compensatory plan or arrangement