Form 10-K
period 2014-12-31
HANCOCK HOLDING CO
filed 2015-02-27
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 20, 2015 was $2.9 billion based upon the closing market price on NASDAQ on June 30, 2014. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2015, the registrant had 80,436,669 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our annual meeting of shareholders to be filed with the Securities and Exchange Commission (“SEC” or “The Commission”) are incorporated by reference into Part III of this report.

Hancock Holding Company

Form 10-K

PART I

ITEM 1.	BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

Hancock Holding Company (which we refer to as Hancock or the Company) is a financial services company that provides a comprehensive network of full-service financial choices to the Gulf South region through its bank subsidiary, Whitney Bank, a Mississippi state bank. Whitney Bank operates under two century-old brands: “Hancock Bank” in Mississippi, Alabama and Florida and “Whitney Bank” in Louisiana and Texas.

Hancock was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. In 2002, the Company qualified as a financial holding company giving it broader powers. The corporate headquarters of the Company is in Gulfport, Mississippi.

Prior to March 31, 2014, Hancock was the parent company of two wholly-owned bank subsidiaries, Hancock Bank and Whitney Bank. On March 31, 2014, Hancock consolidated the legal charters of its two subsidiary banks and renamed the consolidated entity Whitney Bank. Whitney Bank continues to do business under the original regional brand names, Hancock Bank and Whitney Bank. Hancock Bank, Whitney Bank, and the recently consolidated Whitney Bank are referred to collectively as the “Bank” throughout this document.

At December 31, 2014, the Company had 3,794 employees on a full-time equivalent basis. Our balance sheet, with $20.7 billion in assets, has grown substantially over the past several years. Historically, our growth was primarily through internal branch expansions into areas of population that were not served by a dominant financial institution and through several small acquisitions. However, the substantial growth we have had in the last several years is primarily attributable to our acquisition of two sizeable institutions, which significantly expanded the geographic scope of the overall organization.

•

On December 18, 2009, we acquired the assets and assumed the liabilities of Panama City, Florida based Peoples First Community Bank (Peoples First) in a transaction with financial assistance from the Federal Deposit Insurance Corporation (FDIC). This acquisition added approximately $2 billion in assets. The loans from this transaction were covered by two loss share agreements between the FDIC and the Company that provide significant protection against loan losses. At December 31, 2014, $197 million of loans are still covered by one of the loss share agreements.

•

On June 4, 2011, we acquired all of the outstanding common stock of Whitney Holding Corporation (Whitney), a bank holding company based in New Orleans, Louisiana, in a stock and cash transaction. The acquisition added $11.7 billion in assets, $6.5 billion in loans, and $9.2 billion in deposits.

Our growth since the Whitney acquisition has been organic through the expansion of products that are targeted across the Company’s footprint.

NATURE OF BUSINESS AND MARKETS

The Bank operates across the Gulf South region comprised of southern Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and panhandle regions of Florida; and Houston, Texas. The Bank offers a broad range of traditional and online community banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, investment brokerage services, secured and unsecured loan products, (including revolving credit facilities), and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement plans, corporations and individuals.

We also offer other services through several nonbank subsidiaries. Hancock Investment Services, Inc. provides discount investment brokerage services, annuity products, and life insurance. Hancock Insurance Agency provides general insurance agency services, including life and title insurance. Harrison Finance Company provides consumer financing services. We also have several special purpose subsidiaries that operate and sell certain foreclosed assets. Total revenue from nonbank subsidiaries accounted for less than ten percent of our consolidated revenue in 2014.

In April, 2014, Hancock sold its property and casualty and group benefits lines of business within its subsidiary insurance agencies. Hancock established a referral program through which the Bank can continue providing clients with these services. Although the lines of business divested represented approximately half of the Company’s 2013 insurance revenue, they did not have a material impact on operating results.

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

We will continue to evaluate future acquisition opportunities that have the potential to increase shareholder value. In-market expansion is our first priority. However, we would also consider strategic opportunities in new markets that would expand our geographic and industry diversity, such as Texas locations outside the Houston area and northern Alabama.

Acquisitions and continued organic growth have diversified our sources of revenue and enhanced core deposit funding. Hancock’s size and scale enables us to attract and retain high quality associates. We remain focused on maintaining two hallmarks of our past culture: a strong balance sheet and a commitment to excellent credit quality.

Additional information is available at www.hancockbank.com and www.whitneybank.com.

Loan Production, Underwriting Standards and Credit Review

The Bank’s primary lending focus is to provide commercial, consumer and real estate loans to consumers, to small and middle market businesses, and to corporate clients in the markets served by the Bank. We seek to provide quality loan products that are attractive to the borrower and profitable to Hancock. We look to build strong, profitable client relationships over time and maintain a strong presence and position of influence in the communities we serve. Through our relationship-based approach we have developed a deep knowledge of our customers and the markets in which they operate. The Company continually works to improve the consistency of its lending processes across our banking footprint, to strengthen the underwriting criteria we employ to evaluate new loans and loan renewals, and to diversify our loan portfolio in terms of type, industry and geographical concentration. We believe that these measures better position Hancock to meet the credit needs of businesses and consumers in the markets it serves while it pursues a balanced strategy of loan profitability, loan growth and loan quality.

The following describes the underwriting procedures of the lending function and presents our principal categories of loans. The results of our lending activities and the relative risk of the loan portfolio are discussed in “Part II— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

The Bank has a set of loan policies, underwriting standards and key underwriting functions designed to achieve a consistent approach. These underwriting standards address:

•	collateral requirements;

•	guarantor requirements (including policies on financial statements, tax returns, and guarantees);

•	requirements regarding appraisals and their review;

•	loan approval hierarchy;

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

Additionally, we consistently monitor our loan concentration policy to review limits and manage our exposures within specified concentration tolerances, including those to particular borrowers, foreign entities, industries and property types for commercial real estate. This policy calls for portfolio risk management and reporting, the monitoring of large borrower concentration limits and systematic tracking of large commercial loans and our portfolio mix. We continue to monitor our concentration of commercial real estate and energy-related loans to ensure the mix is consistent with our risk tolerance. The Company defines concentration as the total of funded and unfunded commitments (excluding loans acquired in the People’s First transaction covered under loss-sharing agreements with the FDIC) as a percentage of total Bank capital (as defined for risk-based capital ratios). The Company had the following industry concentrations as of December 31, 2014:

•	Non-owner occupied commercial real estate — 148%

•	Mining, Oil and Gas — 146%

•	Manufacturing — 61%

•	Construction — 42%

•	Retail Trade — 41%

•	Healthcare — 35%

•	Wholesale Trade — 41%

•	Transportation and Warehousing — 31%

Our underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship. We delegate designated relationship managers and credit officers loan authority that can be utilized to approve credit commitments for a single borrowing relationship. The limit of delegated authority is based upon the experience, skill, and training of the relationship manager or credit officer. Certain types and size of loans and relationships must be approved by either one of the Bank’s centralized underwriting units or the Bank’s executive loan committee.

Loans are underwritten in accordance with the underwriting standards and loan policies of the Bank. Loans are underwritten primarily on the basis of the borrower’s ability to make debt service payments timely, and secondarily on collateral value. Generally, real estate secured loans and mortgage loans are made when the borrower produces evidence of the ability to make debt service timely along with appropriate equity in the property. Appropriate and regulatory compliant third party valuations are required at the time of origination for real estate secured loans.

Loan portfolio data is presented as either originated, acquired, or FDIC acquired loans because these segments use different accounting and allowance methodologies. Loans reported as “originated” include both loans originated for investment and acquired-performing loans where the discount (premium) has been fully amortized (accreted). Loans reported as “acquired” are those purchased in the Whitney acquisition on June 4, 2011. Loans reported as “FDIC acquired” are those purchased in the December 2009 acquisition of Peoples First, which were covered by loss share agreements between the FDIC and the Company that afford significant loss protection against loan losses from the Peoples First loan portfolio. The non-single family portfolio of the loss share agreement expired on December 31, 2014. Within these categories, we have commercial, residential mortgage and consumer loans.

Commercial

The Bank offers a variety of commercial loan services to a diversified customer base over a range of industries, including energy, wholesale and retail trade in various durable and nondurable products, manufacturing of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Commercial loans are categorized as commercial non-real estate, construction and land development, and commercial real estate loans.

Commercial non-real estate loans, both secured and unsecured, are made available to businesses for working capital (including financing of inventory and receivables), business expansion, and the purchase of equipment and machinery. These loans are primarily made based on the identified cash flows of the borrower and, if secured, on the underlying collateral. Most commercial non-real estate loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal or corporate guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

The Bank makes construction and land development loans to builders and real estate developers for the acquisition, development and construction of business and residential-purpose properties. Acquisition and development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of real estate absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon cost estimates and the projected value of the completed project. The Bank monitors the construction process to mitigate or identify risks as they arise. Construction loans often involve the disbursement of substantial funds with repayment largely dependent on the success of the ultimate project. Sources of repayment for these types of construction loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Bank until permanent financing is obtained. These loans are typically closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing to take out the construction loan. The Bank also makes owner occupied loans for the acquisition, development and improvements of real property to commercial customers to be used in their business operations. These loans are underwritten subject to normal commercial and industrial credit standards and are generally subject to project tracking processes, similar to those required for the non-owner occupied loans.

Commercial real estate loans consist of commercial mortgages on both income-producing and owner-occupied properties. We have executed a strategy to increase the proportion of loans secured by owner-occupied properties in recent years and reduce the number of speculative real estate projects. Loans secured by income-producing properties are viewed primarily as cash flow loans and undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. Repayment of non-owner occupied loans is generally dependent on the successful operation of the income-producing property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolios are diverse in terms of type and geographic location. We monitor and evaluate commercial real estate loans based on collateral, geography and risk grade criteria. Many of the markets within the footprint have shown signs of improvement in values over the past 12 months. However, commercial real estate lending can represent an area of elevated risk, so we actively monitor this segment of the portfolio.

Residential Mortgage

A portion of the Bank’s lending activities consists of the origination of both fixed-rate and adjustable-rate home loans, although we re-sell most longer-term fixed-rate loans that we originate in the secondary mortgage market on a best-efforts basis. The sale of mortgage loans allows the Bank to manage the interest rate risks related to such lending operations.

Consumer

Consumer loans include second mortgage home loans, home equity lines of credit and non-residential consumer purpose loans. Non-residential consumer loans include both direct and indirect loans. Direct non-residential consumer loans are made to finance automobiles, recreational vehicles, boats, and other personal (secured and unsecured) and deposit account secured loans. An indirect non-residential loan is automobile financing provided to the consumer through an agreement with automobile dealerships. Consumer loans are attractive because they typically have a shorter term, provide granularity of size for the overall portfolio, and produce a higher overall yield. The Bank also has a small portfolio of credit card receivables issued on the basis of applications received through referrals from the Bank’s branches and other marketing efforts. The Bank approves consumer loans based on employment and financial information submitted by prospective borrowers as well as credit reports collected from various credit agencies. Financial stability and credit history of the borrower are the primary factors the Bank considers in granting such loans. The availability of collateral is also a factor considered in making such loans. The geographic area of the borrower is another consideration, with preference given to borrowers in the Bank’s primary market areas.

A small consumer finance portfolio is maintained by Harrison Finance Company. The portfolio has a higher credit risk profile than the Bank’s consumer portfolio, but carries a higher yield.

Securities Portfolio

Our investment portfolio primarily consists of U.S. agency debt securities, U.S. agency mortgage-related securities and obligations of states and municipalities classified as available for sale and held to maturity. The Company considers the available for sale portfolio as one of its many sources of liquidity available to fund our operations. Investments are made in accordance with an investment policy approved by the Board of Directors. The investment portfolio is tested under multiple stressed interest rate scenarios, the results of which are used to manage our interest rate risk position. The rate scenarios include regulatory and management agreed upon instantaneous and ramped rate movements that may be up to plus 500 basis points. The combined portfolio has a target effective duration of two to five. The effective duration provides a measure of the Company’s portfolio price sensitivity to a 100 bases point change in interest rates.

We also utilize a significant portion of the securities portfolio to secure certain deposits and other liabilities requiring collateralization. However to maintain an adequate level of liquidity, we limit the percentage of securities that can be pledged in order to keep a portion of securities available for sale. The securities portfolio can also be pledged to increase our line of credit availability at the Federal Home Loan Bank of Dallas, although we have not had to do so.

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

Deposits

The Bank has several programs designed to attract depository accounts from consumers and small and middle market businesses at interest rates generally consistent with market conditions. Deposits are the most significant funding source for the Company’s interest-earning assets. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including noninterest-bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances, and applicable fees. Interest paid on deposits represents the largest component of our interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Deposit flows are controlled by the Bank primarily through pricing, and to a lesser extent, through promotional activities. Management believes that the rates that it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Bank’s respective market areas. Client deposits are attractive sources of funding because of their stability and low relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other bank services.

The Bank also holds public funds as deposits. The Bank’s strategy for acquiring public funds, as with any type of deposit, is determined by ALCO’s Funding and Liquidity Sub-Committee while pricing decisions are determined by ALCO’s Deposit Pricing Sub-committee. Typically many public fund deposits are allocated based upon the rate of interest offered and the ability of the bank to provide collateralization. The Bank can influence the level of its public fund deposits through pricing decisions. Public deposits typically require the pledging of collateral, most commonly marketable securities. This is taken into account when determining the level of interest to be paid on public deposits. The pledging of collateral, monitoring and management reporting represents additional operational requirements for the Bank. Public fund deposits are more volatile because they tend to be price sensitive and have high balances. Public funds have not historically presented any special risks to the Bank. Public funds are only one of many possible sources of liquidity that the Bank has available to draw upon as part of its liquidity funding strategy as set by ALCO.

The Bank accepted brokered deposits in 2014 as part of their contingency funding plan (“CFP”). The Company issued three-month brokered CDs through third-party intermediaries as test issuances under the CFP. However, brokered deposits have not been used as a long-term funding source. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), we may continue to accept brokered deposits as long as we are “well-capitalized” or “adequately-capitalized”.

Trust Services

The Bank, through its trust department, offers a full range of trust services on a fee basis. In its trust capacities, the Bank provides investment management services on an agency basis and acts as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, and charitable and religious organizations. As of December 31, 2014, the trust departments of the Bank had approximately $15.3 billion of assets under administration compared to $14.1 billion as of December 31, 2013. As of December 31, 2014, administered assets include investment management and investment advisory agency accounts totaling $4.5 billion, corporate trust accounts totaling $4.5 billion, and the remaining balances were personal, employee benefit, estate and other trust accounts.

COMPETITION

The financial services industry is highly competitive in our market area. The principal competitive factors in the markets for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality, and range of services and products we provide, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATMs, online banking, and telebanking centers. In attracting deposits and in our lending activities, we generally compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, mutual funds and insurance companies, and other financial institutions.

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

SUPERVISION AND REGULATION

Bank Holding Company Regulation

The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws.

Federal Regulation

The Company is registered with the Federal Reserve as a bank holding company and has elected to be treated as a financial holding company under the Bank Holding Company Act. As such, the Company and its subsidiaries are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

The Bank Holding Company Act generally prohibits a corporation that owns a federally insured financial institution (“bank”) from engaging in activities other than banking, managing or controlling banks or other subsidiaries engaging in permissible activities. Also prohibited is acquiring or obtaining control of more than 5% of the voting interests of any company that engages in activities other than those activities determined by the Federal Reserve to be so closely related to banking, managing or controlling banks as to be proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve considers whether the performance of the activity can reasonably be expected to produce benefits to the public that outweigh possible adverse effects. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance; and performing certain insurance underwriting activities. The Bank Holding Company Act does not place territorial limits on permissible bank-related activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when the Federal Reserve has reasonable cause to believe that continuation of such activity or control of such subsidiary would pose a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it: (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of the voting shares of such bank, (2) or any of its non-bank subsidiaries acquire all of the assets of a bank, (3) merges with any other bank holding company, or (4) engages in permissible non-banking activities. In reviewing a proposed covered acquisition, the Federal Reserve considers a bank holding company’s financial, managerial and competitive posture. The future prospects of the companies and banks concerned and the convenience and needs of the community to be served are also considered. The Federal Reserve also reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability, and the ability of its subsidiaries, to meet their respective regulatory capital requirements. The Bank Holding Company Act further requires that consummation of approved bank holding company or bank acquisitions or mergers must be delayed for a period of not less than 15 or more than 30 days following the date of Federal Reserve approval. During such 15 to 30-day period, the Department of Justice has the right to review the competitive aspects of the proposed transaction. The Department of Justice may file a lawsuit with the relevant United States Court of Appeals seeking an injunction against the proposed acquisition.

As described above, the prior approval of the Federal Reserve must be obtained before the Company may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) permits adequately capitalized and managed bank holding companies to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. The Riegle-Neal Act further provides that a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits within any state in which the acquiring bank operates. States have the right to adopt legislation to lower the 30% limit, although no states within the Company’s current market area have done so. Additional provisions require that interstate activities conform to the Community Reinvestment Act, which is intended to encourage depository institutions to help meet the credit needs of the communities in which they operate, including low-and moderate-income neighborhoods, consistent with safe and sound operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorizes national and state banks to establish de novo branches in other states to the same extent a bank chartered in those states would be so permitted.

The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) established a comprehensive framework that permits affiliations among qualified bank holding companies, commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a financial holding company.

Capital Requirements

General Risk-Based and Leverage-Based Capital Requirements

The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies and financial holding companies. The regulatory capital of a bank holding company or financial holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of the overall safety and soundness of the bank holding company or financial holding company and are important factors considered by the Federal Reserve in evaluating any applications made by such holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities.

Additionally, each bank subsidiary of a financial holding company as well as the holding company itself must be well capitalized and well managed as determined by the subsidiary bank’s principal federal regulator, which in the case of the Bank, is the FDIC. To be considered well managed, the bank and holding company must have received at least a satisfactory composite rating and a satisfactory management rating at its most recent examination. The Federal Reserve rates bank holding companies through a confidential component and composite 1-5 rating system, with a composite rating of 1 being the highest rating and 5 being the lowest. This system is designed to help identify institutions requiring special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations. As of December 31, 2014, the Company and the Bank were both well capitalized and well managed.

A financial holding company that becomes aware that it or a subsidiary bank has ceased to be well capitalized or well managed must notify the Federal Reserve and enter into an agreement to cure the identified deficiency. If the deficiency is not cured timely, the Federal Reserve Board may order the financial holding company to divest its banking operations. Alternatively, to avoid divestiture, a financial holding company may cease to engage in the financial holding company activities that are unrelated to banking or otherwise impermissible for a bank holding company.

There are two measures of regulatory capital applicable to holding companies in 2014: (1) leverage capital ratio and (2) risk-based capital ratios.

	Minimum	Company at 12/31/2014
Tier 1 leverage capital ratio	3.00%	9.17%
Risk-based capital ratios
Tier 1 capital	4.00%	11.23%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	12.30%

The essential difference between the leverage capital ratio and the risk-based capital ratios is that the latter identify and weight both balance sheet and off-balance sheet risks. Tier 1 capital generally includes common equity, retained earnings, qualifying minority interests (issued by consolidated depository institutions or foreign bank subsidiaries), accounts of consolidated subsidiaries and an amount of qualifying perpetual preferred stock, limited to 50% of Tier 1 capital. In calculating Tier 1 capital, goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets are excluded. Tier 2 capital is a secondary component of risk-based capital, consisting primarily of perpetual preferred stock that may not be included as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and an amount of the allowance for loan losses (limited to 1.25% of risk weighted assets).

The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to take into account off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories: 0%, 20%, 50% and 100%. For example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. Off-balance sheet exposures such as standby letters of credit are risk-weighted and all or a portion thereof are included in risk-weighted assets based on an assessment of the relative risks that they present. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category.

Basel III Capital Requirements Effective January 1, 2015

On July 2, 2013, the Company’s and the Bank’s primary federal regulators—the Federal Reserve and the FDIC—adopted final rules implementing the Basel III framework, which substantially revises the leverage and risk-based capital requirements currently applicable to bank holding companies and depository institutions. These final rules are based on international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”).

The new rules address both the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, as well as the risk weights and other issues affecting the denominator, replacing the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Regarding the denominator, under the final rules, the Company, among other items, will be required to increase the risk weights applied to certain high volatility commercial real estate loans and to certain loans past due. Additionally, the Company will be required to risk weight at 20% the conversion factors for commitments with an original maturity of one year or less that are not unconditionally cancellable at any time. Regarding the numerator under the final rules, NOLs and tax credits carried forward will be deducted from Tier 1 capital. Additionally, there are deductions and adjustments to capital for goodwill and other intangibles as well as deductions and adjustments to capital by the amount that the carrying value of certain assets exceeds 10% of capital. Examples of these assets are deferred tax assets, mortgage servicing rights, significant investments in unconsolidated subsidiaries, investments in certain capital instruments of financial entities and unrealized gains on cash flow hedges included in accumulated other comprehensive income arising from hedges not carried at fair market value on the balance sheet. Under the final rules, some banks, including the Bank, are given a one-time “opt out” in which they may elect to filter certain volatile accumulated other comprehensive income (“AOCI”) components from inclusion in regulatory capital. The AOCI opt-out election must be made on the institution’s first Call Report, FR Y-9C or FR Y-9SP, as applicable, filed after January 1, 2015. The Company intends to timely elect to opt out.

The final rules established a new category of capital measure, Common Equity Tier 1 capital, which includes a limited number of capital instruments from the existing definition of Tier 1 Capital, as well as raised minimum thresholds for Tier 1 Leverage capital (100 basis points), and Tier 1 Risk-based capital (200 basis points). Additionally, the final rules introduced a capital conservation buffer of Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based capital ratios above the minimum risk-based capital requirements. The buffer must be maintained to avoid limitations on capital distributions and limitations on discretionary bonus payments to executive officers. Each of the minimum capital ratios takes effect in 2015, with the capital conservation buffer set to be phased in beginning in 2016 and implemented in full by 2019. Based on estimated capital ratios using Basel III definitions, the Company and the Bank currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

Basel III Capital Adequacy Ratios

Effective January 1, 2015

			Minimum Capital Plus Capital Conservation Buffer
	Minimum	Well-Capitalized	2016	2017	2018	2019
Tier I leverage capital ratio	4.00%	5.00%	N/A	N/A	N/A	N/A
Risk-based capital ratios
Common equity Tier I capital	4.50%	6.50%	5.125%	5.75%	6.375%	7.00%
Tier I capital	6.00%	8.00%	6.625%	7.25%	7.875%	8.50%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00%	8.625%	9.25%	9.875%	10.50%

Federal Reserve Oversight

The Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve may disapprove such a transaction if it determines that the proposed redemption or stock purchase would constitute an unsafe or unsound practice, would violate any law, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve.

The Federal Reserve has issued “Policy Statement on Cash Dividends Not Fully Covered by Earnings (the “Policy Statement”) which sets forth various guidelines that the Federal Reserve believes a bank holding company should follow in establishing its dividend policy. In general, the Federal Reserve stated that bank holding companies should pay dividends only out of current earnings. The Federal Reserve also stated that dividends should not be paid unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

The Company is required to file annual and quarterly reports with the Federal Reserve, and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may examine a bank holding company or any of its subsidiaries.

Additional Federal Regulatory Issues

In June 2010, the federal banking agencies issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires those agencies, along with the Commission, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. The federal banking agencies and the Commission proposed such rules in April 2011. In addition, in June 2012, the Commission issued final rules to implement the Dodd-Frank Act’s requirement that the Commission direct the national securities exchanges to adopt certain listing standards related to the compensation committee of a company’s board of directors as well as its compensation advisers.

The Company is a legal entity separate and distinct from the Bank. There are various restrictions that limit the ability of the Bank to finance, pay dividends or otherwise supply funds to the Company or other affiliates. In addition, subsidiary banks of holding companies are subject to certain restrictions under Section 23A and B of the Federal Reserve Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing of services.

Stress Testing

The Dodd-Frank Act requires stress testing of bank holding companies and banks, such as the Company and the Bank, that have more than $10 billion but less than $50 billion of consolidated assets (“medium-sized companies”). Additional stress testing is required for banking organizations having $50 billion or more of assets. Medium-sized companies, including the Company and the Bank, are required to conduct annual company-run stress tests under rules the federal bank regulatory agencies issued in October 2012.

Stress tests analyze the potential impact of scenarios on the consolidated earnings, balance sheet and capital of a bank holding company or depository institutions over a designated planning horizon of nine quarters, taking into account the organization’s current condition, risks, exposures, strategies, and activities, and such factors as the regulators may request of a specific organization. These are tested against baseline, adverse, and severely adverse economic scenarios specified by the Federal Reserve for the Company and by the FDIC for the Bank.

Each banking organization’s board of directors and senior management are required to approve and review the policies and procedures of their stress-testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization’s capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks, and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. Public disclosure of stress test results is required beginning in 2015. The Company is in the process of preparing its latest stress tests for the Company and the Bank.

Bank Regulation

On March 31, 2014, Whitney Bank (headquartered in New Orleans, Louisiana) was merged into Hancock Bank (headquartered in Gulfport, Mississippi) under the charter and articles of incorporation of Hancock Bank. The consolidated entity was renamed Whitney Bank. Whitney Bank does business under the brand names “Hancock Bank” in Mississippi, Alabama and Florida, and “Whitney Bank” in Louisiana and Texas.

The operation of the Bank is subject to state and federal statutes applicable to state banks and the regulations of the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (“CFPB”). The operation of the Bank may also be subject to applicable Office of the Comptroller of the Currency (“OCC”) regulation to the extent state banks are granted parity with national banks. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payments of dividends, establishment of branches, consumer protection and other aspects of the Bank’s operations.

The Bank is subject to regulation and periodic examinations by the CFPB, FDIC and the Mississippi Department of Banking and Consumer Finance (the “MDBCF”). These regulatory authorities routinely examine the Bank’s reserves, loan and investment quality, consumer compliance, management policies, procedures and practices and other aspects of operations. These examinations are designed to protect the Bank’s depositors, rather than our shareholders. In addition to these regular examinations, the Company and the Bank must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

The Dodd-Frank Act has removed many limitations on the Federal Reserve’s authority to examine banks that are subsidiaries of bank holding companies. Under the Dodd-Frank Act, the Federal Reserve is generally permitted to examine bank holding companies and their subsidiaries, provided that the Federal Reserve must rely on reports submitted directly by the institution and examination reports of the appropriate regulators (such as the FDIC and the MDBCF) to the fullest extent possible; must provide reasonable notice to, and consult with, the appropriate regulators before commencing an examination of a bank holding company subsidiary; and, to the fullest extent possible, must avoid duplication of examination activities, reporting requirements, and requests for information.

The Dodd-Frank Act also established the CFPB. The CFPB is funded by the Federal Reserve and, in consultation with the Federal banking agencies, makes rules relating to consumer protection. The CFPB has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act (“RESPA”), the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. The Bank is subject to direct supervision and examination by the CFPB in respect of the foregoing consumer protection acts and regulations.

The Bank is a member of the FDIC, and its deposits are insured as provided by law by the Deposit Insurance Fund (the “DIF”). The deposits of the Bank are insured up to applicable limits and the Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

Effective January 1, 2007, the FDIC began imposing deposit assessment rates based on the risk category of the bank, with Risk Category I being the lowest risk category and Risk Category IV being the highest risk category. The Dodd-Frank Act changed the method of calculation for FDIC insurance assessments. Prior to implementation of the Dodd-Frank Act, the assessment base was based upon domestic deposits minus a few allowable exclusions, such as pass-through reserve balances. Under the Dodd-Frank Act, assessments are calculated based upon the depository institution’s average consolidated total assets, less its average amount of tangible equity. In addition to providing for the required change in assessment base, the FDIC’s final deposit insurance regulations implementing the Dodd-Frank Act provisions eliminated the assessment adjustments based on unsecured debt, secured liabilities, and brokered deposits; added a new adjustment for holding unsecured debt issued by another insured depository institution; and lowered the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes.

The base assessment rates range from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The adjustments include (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; and (2) for Non-Risk Category I institutions, an increase for brokered deposits above a threshold amount. The basic limit on federal deposit insurance coverage is $250,000 per depositor.

Since the first quarter of 2000, all institutions with deposits insured by the FDIC have been required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (the “FICO”), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. The current annualized assessment rate is 0.600 basis points, or approximately 0.150 basis points per quarter. These assessments will continue until the FICO bonds mature in 2017 through 2019.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) subjects banks and bank holding companies to increased regulation and supervision, including a regulatory emphasis that links supervision to bank capital levels. Also, federal banking regulators are required to take prompt regulatory action with respect to depository institutions that fall below specified capital levels and to draft non-capital regulatory measures to assure bank safety.

FDICIA contains a “prompt corrective action” section intended to address problem institutions at the least possible long-term cost to the DIF. Pursuant to this section, the federal banking agencies are required to prescribe a leverage limit and a risk-based capital requirement indicating levels at which institutions will be deemed to be “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In the case of a depository institution that is “critically undercapitalized” (a term defined to include institutions which still have positive net worth), the federal banking regulators are generally required to appoint a conservator or receiver.

FDICIA further requires regulators to perform annual on-site bank examinations, places limits on real estate lending and tightens audit requirements. The legislation attempted to eliminate the “too big to fail” doctrine, which protects uninsured deposits of large banks and restricts the ability of undercapitalized banks to obtain extended loans from the Federal Reserve Board discount window. FDICIA also imposes disclosure requirements relating to fees charged and interest paid on checking and deposit accounts.

In addition to regulating capital, the FDIC has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC has adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major shareholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank.

Although the Bank is not a member of the Federal Reserve, it is subject to Federal Reserve regulations that require the Bank to maintain reserves against transaction accounts (primarily checking accounts). The Federal Reserve regulations currently require that reserves be maintained against net transaction accounts. On January 23, 2014, the Federal Reserve regulations were revised to require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $103.6 million, and, if the aggregate of such accounts exceeds $103.6 million, 10% of the total in excess of $103.6 million. This regulation is subject to an exemption from reserve requirement on $14.5 million of an institution’s transaction accounts.

The Financial Services Modernization Act also permits national banks, and through state parity statutes, state banks, to engage in expanded activities through the formation of financial subsidiaries. A state bank may have a subsidiary engaged in any activity authorized for state banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, each of which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

A state bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized” and “well-managed.” The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A state bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the financial subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

The Financial Services Modernization Act also added a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Mississippi permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act if it so chooses. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

Other Regulatory Matters

Risk-retention rules. Under the final risk-retention rules, banks that sponsor the securitization of asset-backed securities and residential-mortgage backed securities are required to retain 5% of any loan they sell or securitize, except for mortgages that meet low-risk standards to be developed by regulators.

Limitation on federal preemption. Limitations have been imposed on the ability of national bank regulators to preempt state law. Formerly, the national bank and federal thrift regulators possessed preemption powers with regard to transactions, operating subsidiaries and general civil enforcement authority. These preemption requirements have been limited by the Dodd-Frank Act, which will likely impact state banks by limiting the future scope of approval of activities that would otherwise be subject to the approval of the OCC.

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

Mortgage Rules. During 2013, the CFPB finalized a series of rules related to the extension of residential mortgage loans made by banks. Among these rules are requirements that a bank make a good faith determination that a borrower has the ability to repay a mortgage loan prior to extending such credit, a requirement that certain mortgage loans contain escrow payments, new appraisal requirements, and specific rules regarding how loan originators may be compensated and the servicing of residential mortgage loans. The implementation of these new rules began in January 2014.

Volcker Rule. In December 2013, the Federal Reserve, the FDIC, the OCC, the Commission, and the Commodity Futures Trading Commission issued the “Prohibitions And Restrictions On Proprietary Trading And Certain Interests In, And Relationships With, Hedge Funds And Private Equity Funds,” commonly referred to as the Volcker Rule, which regulates and restricts investments which may be made by banks. The Volcker Rule was adopted to implement a portion of the Dodd-Frank Act and new Section 13 of the Bank Holding Company Act, which prohibits any banking entity from engaging in proprietary trading or from acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, a hedge fund or private equity fund (“covered funds”), subject to certain exemptions.

Debit Interchange Fees

Interchange fees, or “swipe” fees, are fees that merchants pay to credit card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve.

In addition, the legislation prohibits card issuers and networks from entering into exclusive arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing. The Federal Reserve rule limiting debit interchange fees has significantly reduced our debit card interchange revenues.

Summary

The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. It is not intended to be an exhaustive discussion of all statutes and regulations having an impact on the operations of such entities.

Increased regulation generally has resulted in increased legal and compliance expense.

Finally, additional bills may be introduced in the future in the U.S. Congress and state legislatures to alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and in what form any of these proposals will be adopted or the extent to which the business of the Company and the Bank may be affected thereby.

Effect of Governmental Monetary and Fiscal Policies

The difference between the interest rate paid on deposits and other borrowings and the interest rate received on loans and securities comprises most of a bank’s earnings. In order to mitigate the interest rate risk inherent in the industry, the banking business is becoming increasingly dependent on the generation of fee and service charge revenue.

The earnings and growth of a bank will be affected by both general economic conditions and the monetary and fiscal policy of the U.S. government and its agencies, particularly the Federal Reserve. The Federal Reserve sets national monetary policy such as seeking to curb inflation and combat recession. This is accomplished by its open-market operations in U.S. government securities, adjustments in the amount of reserves that financial institutions are required to maintain and adjustments to the discount rates on borrowings and target rates for federal funds transactions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and timing of any future changes in monetary policies and their potential impact on the Company cannot be predicted.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and business experience of our executive officers:

Name	Age	Position

John M. Hairston	51	President and Chief Executive Officer since 2014; Chief Executive Officer since 2006 and Chief Operating Officer (since 2008) of the Company from 2008 to 2011; Director of the Company since 2006.

Michael M. Achary	54	Executive Vice President since 2008; Chief Financial Officer since 2007.

Michael K. Dickerson	48	Executive Vice President since 2014; Chief Risk Officer Since 2013. Senior Vice President since 2007.

Joseph S. Exnicios	59	President, Whitney Bank since 2011; Senior Executive Vice President and Chief Risk Officer of Whitney Holding Corporation and Whitney National Bank from 2009 to 2011; Executive Vice President of Whitney Holding Corporation and Whitney National Bank from 2004 to 2009.

Edward G. Francis	48	Executive Vice President since 2008; Chief Commercial Banking Officer since 2010; Executive – Commercial Banking from 2008 to 2010; Senior Commercial Lending Officer from 2003 to 2008.

Samuel B. Kendricks	55	Executive Vice President since 2011; Chief Credit Officer since 2010; Chief Credit Policy Officer from 2009 to 2010; Senior Regional Credit Officer from 2008 to 2009.

D. Shane Loper	48	Executive Vice President since 2008; Chief Administrative Officer since 2013; Chief Risk Officer from 2012 to 2013; Chief Risk and Administrative Officer from 2010 to 2012.

Joy Lambert Phillips	59	Executive Vice President since 2009; Corporate Secretary since June 2011; General Counsel since 1999.

Clifton J. Saik	61	Executive Vice President since 2002; Chief Wealth Management Officer since 2010; Executive, Wealth Management from 2007 to 2010; Director of Trust from 1998 to 2011.

Suzanne C. Thomas	59	Executive Vice President and Chief Credit Officer of Whitney Bank since 2011; Chief Wholesale Credit Officer since 2012; Executive Vice President and Chief Credit Officer of Whitney Holding Corporation and Whitney National Bank from 2010 to 2011; Senior Vice President of Whitney National Bank from 2001 to 2009.

Stephen E. Barker	58	Chief Accounting Officer, Hancock Holding Company since 2011; Senior Vice President and Comptroller, Whitney National Bank from 2000 to 2011.

ITEM 1A.	RISK FACTORS

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

Risks Related to Economic and Market Conditions

We may be vulnerable to certain sectors of the economy and to economic conditions both generally and locally across the specific markets in which we operate.

A substantial portion of our loan portfolio is secured by real estate. While the commercial real estate markets are stable throughout much of the Gulf South, the real estate markets for residential properties have been mixed. In weak economies, or in areas where real estate market conditions are distressed, we may experience a higher than normal level of nonperforming real estate loans, the collateral value of the portfolio and the revenue stream from those loans could come under stress, and additional provisions for the allowance for loan and lease losses could be necessitated. Our ability to dispose of foreclosed real estate at prices at or above the respective carrying values could also be impaired, causing additional losses.

Recent trends in the energy sector also present concerns. The oil and gas industry is a significant component of the economy in several of our core markets. The oil and gas industry is particularly sensitive to certain industry-specific economic factors, the most important of which are worldwide demand for, and supply of, oil and gas. When demand is soft relative to supply, commodity prices decline and overall levels of activity in the sector, including the level of capital expenditures, weaken. Moreover, given the importance of the energy industry to the economies of Louisiana and Texas, when the energy sector is under stress, the performance of other business and commercial segments of those local economies may be affected.

Our financial performance may also be adversely affected by other macroeconomic factors that affect the U.S. economy. Recovery from the recent recession has been slow. There are continuing concerns about the overall health of the European economy (including Russia), as well as other global financial markets, all of which could hinder the performance of the U.S. economy and affect the stability of global financial markets. Additionally, because our operations are concentrated in the Gulf South region of the U.S., unfavorable economic conditions in that market could significantly affect the demand for our loans and other products, the ability of borrowers to repay loans and the value of collateral securing loans.

Certain changes in interest rates, mortgage origination, inflation, deflation, or the financial markets could affect our results of operations, demand for our products and our ability to deliver products efficiently.

Our assets and liabilities are primarily monetary in nature and we are subject to significant risks tied to changes in interest rates that are highly sensitive to many factors that are beyond our control. Our ability to operate profitably is largely dependent upon net interest income. Net interest income is the primary component of our earnings and is affected by both local external factors such as economic conditions in the Gulf South and local competition for loans and deposits, as well as broader influences such as federal monetary policy and market interest rates. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause our net interest margins to decrease, subsequently reducing net interest income. In addition, such changes could adversely affect the valuation of our assets and liabilities.

Loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. If market rates of interest were to increase, it would increase debt service requirements for some of our borrowers; adversely affect those borrowers’ ability to pay as contractually obligated; potentially reduce loan demand or result in additional delinquencies or charge-offs; and increase the cost of our deposits, which are a primary source of funding.

We are also subject to the following risks:

•

the mortgage rules issued by the CFPB implemented in 2014 could limit our ability to originate mortgages to borrowers that do not meet or are unable to meet the standards set forth in the mortgage regulations and potentially adversely impact our mortgage revenues;

•

an underperforming stock market could adversely affect wealth management fees associated with managed securities portfolios and could also reduce brokerage transactions, therefore reducing investment brokerage revenues; and

•	an unanticipated increase in inflation could cause our operating costs related to salaries and benefits, technology, and supplies to increase at a faster pace than revenues.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and financial soundness and stability of other financial institutions as a result of credit, trading, clearing or other relationships between such institutions. We routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks and other institutional clients. As a result, defaults by, and even rumors regarding, other financial institutions, or the financial services industry generally, could impair our ability to effect such transactions and could lead to losses or defaults by us. In addition, a number of our transactions expose us to credit risk in the event of default of a counterparty or client. Additionally, our credit risk may be increased if the collateral we hold in connection with such transactions cannot be realized or can only be liquidated at prices that are not sufficient to cover the full amount of our financial exposure. Any such losses could have a material adverse effect on our financial condition and results of operations.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

Our financial performance is affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market transactions in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, we cannot predict the potential impact of future changes in interest rates, deposit levels, and loan demand on our business and earnings. Furthermore, the actions of the U.S. government and other governments may result in currency fluctuations, exchange controls, market disruption, material decreases in the values of certain of our financial assets and other adverse effects.

Governmental responses to market disruptions may be inadequate and may have unintended consequences.

Although Congress and financial regulators continue to implement measures designed to assure greater stability in the financial markets, the overall impact of these efforts on the financial markets is unclear. In addition, the Dodd-Frank Act has resulted in significant changes to the banking industry as a whole which, depending on how its provisions are implemented by the agencies, could adversely affect our business.

In addition, we compete with a number of financial services companies that are not subject to the same degree of regulatory oversight. The impact of the existing regulatory framework and any future changes to it could negatively affect our ability to compete with these institutions, which could have a material adverse effect on our results of operations and prospects.

We may need to rely on the financial markets to provide needed capital.

Our common stock is listed and traded on the NASDAQ Global Select Market. If our capital resources prove in the future to be inadequate to meet our capital requirements, we may need to raise additional debt or equity capital. The loss of confidence in financial institutions over the past several years may increase our cost of capital and if conditions in the capital markets are not favorable, we may be constrained in raising capital. We maintain a consistent analyst following; therefore, downgrades in our prospects by one or more of our analysts may cause our stock price to fall and significantly limit our ability to access the markets for additional capital requirements. An inability to raise additional capital on acceptable terms when and if needed could have a material adverse effect on our business, financial condition or results of operations.

The interest rates or preferred dividend rates that we pay on our securities are also influenced by, among other things, the credit ratings that we, our affiliates and/or our securities receive from recognized rating agencies. Our credit ratings are based on a number of factors, including our financial strength and some factors not entirely within our control such as conditions affecting the financial services industry generally, and remain subject to change at any time. A downgrade to the credit rating of us or our affiliates could affect our ability to access the capital markets, increase our borrowing cost and negatively impact our profitability. A downgrade to us, our affiliates or our securities could create obligations or liabilities to us under the terms of our outstanding securities that could increase our costs or otherwise have a negative effect on our results of operations or financial condition. Additionally, a downgrade to the credit rating of any particular security issued by us or our affiliates could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

Because our decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Risks Related to the Financial Services Industry

We must maintain adequate sources of funding and liquidity.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to support our operations and fund outstanding liabilities, as well as meet regulatory requirements. Our access to sources of liquidity in amounts adequate to fund our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include an economic downturn that affects the geographic markets in which our loans and operations are concentrated, or any material deterioration of the credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors and the loss of deposits to alternative investments. Although we have historically been successful in replacing maturing deposits and advances as necessary, we might not be able to duplicate that success in the future, especially if a large number of our depositors were to withdraw their amounts on deposit. A failure to maintain an adequate level of liquidity could materially and adversely affect our business, financial condition and results of operations.

We may rely on the mortgage secondary market from time to time to provide liquidity.

From time to time, we have sold to certain agencies certain types of mortgage loans that meet their conforming loan requirements in order to reduce our interest rate risk and provide liquidity. There is a risk that these agencies will limit or discontinue their purchases of loans that are conforming due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the agencies. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to the agencies. If we are unable to continue to sell conforming loans to the agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would in turn adversely affect our results of operations.

Greater loan losses than expected may adversely affect our earnings.

We are exposed to the risk that our borrowers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit risk is inherent in our business and any material level of credit failure could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of our corporate borrowers and the value of the real estate pledged as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will depend on the general creditworthiness of businesses and individuals within our local markets.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated loan losses based on a number of factors. This process requires difficult, subjective and complex judgments, including analysis of economic or market conditions that might impair the ability of borrowers to repay their loans. If our assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. Losses in excess of the existing allowance or any provisions for loan losses taken to increase the allowance will reduce our net income and could materially adversely affect our financial condition and results of operations. Future provisions for loan losses may vary materially from the amounts of past provisions.

Failure to comply with the terms of loss sharing arrangements with the FDIC may result in significant losses.

Any failure to comply with the terms of any loss share agreements that we have with the FDIC, or to properly service the loans and foreclosed assets covered by loss share agreements, may cause individual loans, large pools of loans or other covered assets to lose eligibility for reimbursement from the FDIC. This could result in material losses that are currently not anticipated and could adversely affect our financial condition, results of operations or liquidity.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we rely in substantial part on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors if made available. If this information is inaccurate, we may be subject to financial losses, regulatory action, reputational harm or other adverse effects with respect to our business, financial condition and results of operations.

We are subject to a variety of risks in connection with any sale of loans we may conduct.

From time to time we may sell all or a portion of one of more loan portfolios, and in connection therewith we may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans have been originated and serviced. If any of these representations and warranties are incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If we are required to make any indemnity payments or repurchases and do not have a remedy available to us against a solvent counterparty to the loan or loans, we may not be able to recover our losses resulting from these indemnity payments and repurchases. Consequently, our results of operations may be adversely affected.

Risks Related to Our Operations

We must attract and retain skilled personnel.

Our success depends, in substantial part, on our ability to attract and retain skilled, experienced personnel. Competition for qualified candidates in the activities and markets that we serve is intense. If we are not able to hire or retain these key individuals, we may be unable to execute our business strategies and may suffer adverse consequences to our business, financial condition and results of operations.

If we are unable to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, or if compensation costs required to attract and retain employees increase materially, our business and results of operations could be materially adversely affected.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including employee fraud, theft or malfeasance; customer fraud; and control lapses in bank operations and information technology. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered. Our dependence on our employees and automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. In addition, products, services and processes are continually changing and we may not fully appreciate or identify new operational risks that may arise from such changes. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, additional expenditures related to the detection and correction of operational failures, reputational damage and loss of customer confidence, legal actions, and noncompliance with various laws and regulations.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. However, there are inherent limits to such capabilities. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Third parties may fail to properly perform services or comply with applicable laws and regulations, and replacing third party providers could entail significant delay and expense. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into existing businesses.

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

Although we make continuous efforts to maintain the security and integrity of our information systems and have not experienced a significant, successful cyber-attack, threats to information systems continue to evolve and there can be no assurance that our security efforts and measures, or those of third parties on whom we rely, will continue to be effective. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Threats to our information systems may originate externally from third parties such as foreign governments, organized crime and other hackers, outsourced or infrastructure-support providers and application developers, or may originate internally. In addition, customers may use computers, smartphones and other mobile devices not protected by our control systems to access our products and services, including through bank kiosks or other remote locations. As a financial institution, we face a heightened risk of a security breach or disruption from attempts to gain unauthorized access to our and our customers’ data and financial information, whether through cyber-attack, cyber intrusion over the internet, malware, computer viruses, attachments to e-mails, spoofing, phishing, or spyware.

As a result, our information, communications and related systems, software and networks may be vulnerable to breaches or other significant disruptions that could: (1) disrupt the proper functioning of our networks and systems, which could in turn disrupt our operations and those of certain of our customers; (2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; (3) result in a violation of applicable privacy and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation and possible financial liability; (4) require significant management attention and resources to remedy the damages that result; and (5) harm our reputation or impair our customer relationships. The occurrence of such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition and cash flows. To date we have not experienced an attack that has impacted our results of operations, financial condition and cash flows. However, “denial of service” attacks have recently been launched against a number of other large financial services institutions. Such attacks adversely affected the performance of certain institutions’ websites, and, in some instances, prevented customers from accessing secure websites for consumer and commercial applications. Future attacks could prove to be even more disruptive and damaging, and as threats continue to evolve, we may not be able to anticipate or prevent all such attacks.

Natural and man-made disasters could affect our ability to operate.

Our market areas are susceptible to hurricanes. Natural disasters, such as hurricanes, and man-made disasters, such as oil spills in the Gulf of Mexico, can disrupt our operations; result in significant damage to our properties or properties and businesses of our borrowers, including property pledged as collateral; interrupt our ability to conduct business; and negatively affect the local economies in which we operate.

We cannot predict whether or to what extent damage caused by future hurricanes and other disasters will affect our operations or the economies in our market areas, but such events could cause a decline in loan originations, a decline in the value or destruction of properties securing the loans and an increase in the risk of delinquencies, foreclosures or loan losses.

We are exposed to reputational risk.

Negative public opinion can result from our actual or alleged conduct in activities, such as lending practices, data security practices, corporate governance policies and decisions, and acquisitions, any of which may inflict damage to our reputation. Additionally, actions taken by government regulators and community organizations may also damage our reputation. Negative public opinion could adversely affect our ability to attract and retain customers and can expose us to litigation and regulatory action.

Returns on pension plan assets may not be adequate to cover future funding requirements.

Investments in the portfolio of our defined benefit pension plan may not provide adequate returns to fully fund benefits as they come due, thus causing higher annual plan expenses and requiring additional contributions by us.

The value of our goodwill and other intangible assets may decline in the future.

A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment.

Adverse events or circumstances could impact the recoverability of our intangible assets including loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.

Risks Related to Our Business Strategy

We are subject to industry competition which may have an impact upon our success.

Our profitability depends on our ability to compete successfully in a highly competitive market for banking and financial services, and we expect competition to intensify. Certain of our competitors are larger and have more resources than we do. We face competition in our regional market areas from other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, mutual funds and insurance companies, and other financial institutions that offer similar services. Some of our nonbank competitors are not subject to the same extensive supervision and regulation to which we or the Bank are subject, and may accordingly have greater flexibility in competing for business. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by other firms. These developments could result in our competitors gaining greater capital and other resources, or being able to offer a broader range of products and services with more geographic range.

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to use technology competitively to provide products and services that provide convenience to customers and create additional efficiencies in our operations. The widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt our systems to remain competitive and offer new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not be accepted by customers.

If we are unable to successfully compete for new customers and to retain our current customers, our business, financial condition or results of operations may also be adversely affected, perhaps materially. In particular, if we experience an outflow of deposits as a result of our customers desiring to do business with our competitors, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin.

Our future growth and financial performance may be negatively affected if we are unable to successfully execute our growth plans, which may include acquisitions and de novo branching.

We may not be able to continue our organic, or internal, growth, which depends upon economic conditions, our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund growth at a reasonable cost, sufficient capital to support our growth initiatives, competitive factors, banking laws, and other factors.

We may seek to supplement our internal growth through acquisitions. We cannot predict the number, size or timing of acquisitions, or whether any such acquisition will occur at all. Our acquisition efforts have traditionally focused on targeted banking entities in markets in which we currently operate and markets in which we believe we can compete effectively. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. We may compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay.

We also may be required to use a substantial amount of our available cash and other liquid assets, or seek additional debt or equity financing, to fund future acquisitions. Such events could make us more susceptible to economic downturns and competitive pressures, and additional debt service requirements may impose a significant burden on our results of operations and financial condition. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

We must generally satisfy several conditions, including receiving federal regulatory approval, before we can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects. The regulators also review current and projected capital ratios and levels; the competence, experience, and integrity of management and its record of compliance with laws and regulations; the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act) and the effectiveness of the acquiring institution in combating money laundering activities. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We may also be required to sell banks or branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition. Additionally, federal and/or state regulators may charge us with regulatory and compliance failures of an acquired business that occurred prior to the date of acquisition, and such failures may result in the imposition of formal or informal enforcement actions.

We cannot assure you that we will be able to successfully consolidate any business or assets we acquire with our existing business. The integration of acquired operations and assets may require substantial management effort, time and resources and may divert management’s focus from other strategic opportunities and operational matters. Acquisitions may not perform as expected when the transaction was consummated and may be dilutive to our overall operating results. Specifically, acquisitions could result in higher than expected deposit attrition, loss of key employees or other consequences that could adversely affect our ability to maintain relationships with customers and employees. We may also sell or consider selling one or more of our businesses. Such a sale would generally be subject to certain federal and/or state regulatory approvals, and may not be able to generate gains on sale or related increases in shareholder’s equity commensurate with desirable levels.

In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching as a part of our internal growth strategy and possibly enter into new markets through de novo branching. De novo branching and any acquisition carry numerous risks, including the following:

•	the inability to obtain all required regulatory approvals;

•	significant costs and anticipated operating losses associated with establishing a de novo branch or a new bank;

•	the inability to secure the services of qualified senior management;

•	the failure of the local market to accept the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank;

•	economic downturns in the new market;

•	the inability to obtain attractive locations within a new market at a reasonable cost; and

•	the additional strain on management resources and internal systems and controls.

We have experienced to some extent many of these risks with our de novo branching to date.

Changes in retail distribution strategies and consumer behavior may adversely impact our investments in bank premises, equipment and other assets and may lead to increased expenditures to change our retail distribution channel.

We have significant investments in bank premises and equipment for our branch network. Advances in technology such as ecommerce, telephone, internet and mobile banking, and in-branch self-service technologies including automated teller machines and other equipment, as well as an increasing customer preference for these other methods of accessing our products and services, could decrease the value of our branch network or other retail distribution physical assets and may cause us to change our retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce our remaining branches and work force. These actions could lead to losses on these assets or could adversely impact the carrying value of any long-lived assets and may lead to increased expenditures to renovate, reconfigure or close a number of our remaining branches or to otherwise reform our retail distribution channel.

Risks Related to the Legal and Regulatory Environment

We are subject to regulation by various federal and state entities.

We are subject to the regulations of the Commission, the Federal Reserve, the FDIC, the CFPB and the MDBCF. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various federal and state laws, and certain changes in these laws and regulations may adversely affect our operations. Other than the federal securities laws, the laws and regulations governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our shareholders or other creditors. Further, we must obtain approval from our regulators before engaging in certain activities, and our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely, such as increasing dividends, entering into merger or acquisition transactions, acquiring or establishing new branches, and entering into certain new businesses. Noncompliance with certain of these regulations may impact our business plans, including our ability to branch, offer certain products, or execute existing or planned business strategies.

The U.S. government responded to the 2008 financial crisis at an unprecedented level by introducing various actions and passing legislation such as the Dodd-Frank Act that place increased focus and scrutiny on the financial services industry. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. New regulations from the CFPB, which was established by the Dodd-Frank Act, such as the Ability to Repay Rules, may materially raise the risk of consummating consumer credit transactions. The full impact on our business and operations will not be fully known for years until regulations implementing the statute are fully implemented and applied. The new rules issued in the wake of the Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Additionally, the rules implementing the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act may have significant impacts on our regulatory capital levels. Basel III and its regulations will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules impose additional costs on banking entities and their holding companies. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities and our ability to maintain dividends. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term, potentially higher yielding assets. We may also be required to pay significantly higher deposit insurance premiums if the number of bank failures or the cost of resolving failed banks increase. For additional information regarding the Dodd-Frank Act, Basel III and other regulations to which our business is subject, see “Supervision and Regulation.”

Any of the laws or regulations to which we are subject, including tax laws, regulations or their interpretations, may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us. Failure to appropriately comply with any such laws or regulations could result in sanctions by regulatory authorities, civil monetary penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.

Changes in accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.

The preparation of consolidated financial statements in conformity with the accounting rules and regulations of the Commission and the Financial Accounting Standards Board (the “FASB”) and with U.S. generally accepted accounting principles (“GAAP”) requires management to make significant estimates and assumptions that affect our financial statements by affecting the value of our assets or liabilities and results of operations. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts may be reported if different estimates or assumptions are used. If such estimates or assumptions underlying our financial statements are incorrect, our financial condition and results of operations could be adversely affected.

From time to time, the FASB and the Commission change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict, may require extraordinary efforts or additional costs to implement and could materially impact how we report our financial condition and results of operations. Additionally, it is possible, though unlikely, that we could be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements in material amounts.

We and other financial institutions have been the subject of increased litigation, investigations and other proceedings which could result in legal liability and damage to our reputation.

We and certain of our directors, officers and subsidiaries may be named from time to time as defendants in various class actions and other litigation relating to our business and activities. Past, present and future litigation has included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental, law enforcement and self-regulatory agencies regarding our business. These matters could result in adverse judgments, settlements, fines, penalties, injunctions, amendments and/or restatements of our Commission filings and/or financial statements, determinations of material weaknesses in our disclosure controls and procedures or other relief. Like other financial institutions and companies, we are also subject to risk from employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against us, as well as matters in which we are involved that are ultimately determined in our favor, could materially adversely affect our business, financial condition or results of operations, cause significant reputational harm to our business, divert management attention from the operation of our business and/or result in additional litigation.

In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. In the future, we could become subject to claims based on this or other evolving legal theories.

Risks Related to Our Common Stock

Securities issued may be senior to our common stock and may have a dilutive effect.

Our common stock ranks junior to all of our existing and future indebtedness with respect to distributions and liquidation. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of our existing shareholders, including you, and could cause the market price of our common stock to decline. The issuance of any additional shares of common or preferred stock could be substantially dilutive to shareholders of our common stock. Moreover, to the extent that we issue restricted stock units, phantom shares, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution.

Holders of our shares of common stock do not have preemptive rights. Additionally, sales of a substantial number of shares of our common stock in the public markets and the availability of those shares for sale could adversely affect the market price of our common stock.

Our ability to deliver and pay dividends depends primarily upon the results of operations of our subsidiaries, and we may not pay dividends in the future.

We are a bank holding company that conducts substantially all of our operations through our subsidiary Bank. As a result, our ability to make dividend payments on our common stock will depend primarily upon the receipt of dividends and other distributions from the Bank.

The ability of the Bank to pay dividends or make other payments to us, as well as our ability to pay dividends on our common stock, is limited by the Bank’s obligation to maintain sufficient capital and by other general regulatory restrictions on its dividends, which have tightened since the financial crisis. The Federal Reserve has stated that bank holding companies should not pay dividends from sources other than current earnings. If these requirements are not satisfied, we will be unable to pay dividends on our common stock.

We may also decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business, which could adversely affect the market value of our common stock. There can be no assurance of whether or when we may pay dividends in the future.

Anti-takeover provisions in our amended articles of incorporation and bylaws, Mississippi law, and our Shareholder Rights Plan could make a third party acquisition of us difficult and may adversely affect share value.

Our amended articles of incorporation and bylaws contain provisions that make it more difficult for a third party to acquire us (even if doing so might be beneficial to our shareholders) and for holders of our securities to receive any related takeover premium for their securities. In addition, under our Shareholder Rights Plan, “rights” are issued to all Company common shareholders that, if activated upon an attempted unfriendly acquisition, would allow our shareholders to buy our common stock at a reduced price, thereby minimizing the risk of any potential hostile takeover.

We are also subject to certain provisions of state and federal law and our articles of incorporation that may make it more difficult for someone to acquire control of us. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including our shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquirer and the antitrust effects of the acquisition. Additionally, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank. There are also Mississippi statutory provisions and provisions in our articles of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our articles of incorporation could result in our being less attractive to a potential acquirer and limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s main office, which is the headquarters of the holding company, is located at One Hancock Plaza, in Gulfport, Mississippi. The Bank makes portions of their main office facilities and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to the Company’s overall operations.

The Company operates 235 full service banking and financial services offices and 283 automated teller machines across a Gulf south corridor comprising south Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and Panhandle regions of Florida; and Houston, Texas. The Company owns approximately 49% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Bank and subsidiaries of the Bank hold a variety of property interests acquired in settlement of loans.

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

	High Sale	Low Sale	Cash Dividends Paid
2014
4th quarter	$35.67	$28.68	$0.24
3rd quarter	36.47	31.25	0.24
2nd quarter	37.86	32.02	0.24
1st quarter	38.50	32.66	0.24

2013
4th quarter	$37.12	$30.09	$0.24
3rd quarter	33.85	29.00	0.24
2nd quarter	30.93	25.00	0.24
1st quarter	33.59	29.37	0.24

There were 9,885 active holders of record of the Company’s common stock at January 31, 2015 and 80,436,669 shares outstanding. On January 31, 2015, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Global Select Market were $26.66 and $25.79, respectively.

The principal sources of funds to the Company to pay cash dividends are the dividends received from Whitney Bank, Gulfport, Mississippi. Consequently, dividends are dependent upon the Bank’s earnings, capital needs, regulatory policies as well as statutory and regulatory limitations. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid to the Company by Whitney Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi. We do not expect regulatory restrictions to affect our ability to pay cash dividends. Although no assurance can be given that Hancock Holding Company will continue to declare and pay regular quarterly cash dividends on its common stock, the Bank has paid regular cash dividends since 1937 and Hancock Holding Company has paid regular cash dividends since its organization.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2009 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index (KRX) is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

Issuer Purchases of Equity Securities

The Board of Directors authorized a new common stock buyback program on July 24, 2014 for up to 5%, or approximately 4 million shares, of the Company’s common stock issued and outstanding. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The buyback authorization will expire December 31, 2015. During the year, the Company repurchased 1.5 million shares at an average price of $31.13 per share under the 2014 buyback program.

	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under plans or programs
Jul 1, 2014—Jul 31, 2014	—	$—	—	4,093,149
Aug 1, 2014—Aug 31, 2014	221,729	32.41	221,729	3,871,420
Sep 1, 2014—Sep 30, 2014	83,534	33.29	83,534	3,787,886
Dec 1, 2014—Dec 31, 2014	1,224,279	30.75	1,224,279	2,563,607

Total	1,529,542	$31.13	1,529,542

The Company’s board of directors approved a stock repurchase program on April 30, 2013 that authorized the repurchase of up to 5% of the Company’s outstanding common stock. On May 8, 2013 Hancock entered into an accelerated share repurchase (ASR) transaction with Morgan Stanley & Co. LLC (Morgan Stanley). In the ASR transaction, the Company paid $115 million to Morgan Stanley and received from them initially 2.8 million shares of Hancock common stock and received an additional 0.6 million upon final settlement on May 5, 2014. The 2013 program was superseded by the 2014 program.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated Financial Statements and Notes thereto included elsewhere herein.

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Income Statement:
Interest income	$692,813	$722,210	$762,549	$592,204	$352,558
Interest income (te)	703,460	732,620	774,134	604,130	364,385
Interest expense	38,119	41,479	51,682	70,971	82,345

Net interest income (te)	665,341	691,141	722,452	533,159	282,040
Provision for loan losses	33,840	32,734	54,192	38,732	65,991
Noninterest income excluding securities transactions	227,999	246,038	252,195	206,427	136,949
Securities transactions gains/(losses)	—	105	1,552	(91)	—
Operating expense (excluding amortization of intangibles)	579,869	648,804	681,000	577,463	276,532
Amortization of intangibles	26,797	29,470	32,067	16,551	2,728

Income before income taxes	242,187	215,866	197,355	94,823	61,911
Income tax expense	66,465	52,510	45,613	18,064	9,705

Net income	$175,722	$163,356	$151,742	$76,759	$52,206

Securities transactions gains/(losses)	—	105	1,552	(91)	—
Nonoperating expense items
Merger-related expenses	—	—	45,789	86,762	3,167
Sub-debt early redemption costs	—	—	5,336	—	—
Expense & efficiency initiative and other items	25,686	38,003	—	—	—

Total nonoperating expense items	25,686	38,003	51,125	86,762	3,167
Taxes on adjustments	7,263	13,264	17,350	30,398	1,108

Total adjustments (net of taxes)	18,423	24,634	32,223	56,455	2,059

Operating income (a)	$194,145	$187,990	$183,965	$133,214	$54,265

Purchase accounting adjustments (net of taxes)	34,954	66,890	60,587	34,249	12,454
Core income (b)	$159,191	$121,100	$123,378	$98,965	$41,811

Common Share Data:
Earnings per share:
Basic earnings per share	$2.10	$1.93	$1.77	$1.16	$1.41
Diluted earnings per share	2.10	1.93	1.75	1.15	1.40
Operating earnings per share: (a)
Basic operating earnings per share	2.32	2.22	2.15	2.03	1.47
Diluted operating earnings per share	2.32	2.22	2.13	2.02	1.46
Core earnings per share: (b)
Basic operating earnings per share	1.90	1.43	1.43	1.50	1.13
Diluted operating earnings per share	1.90	1.43	1.43	1.49	1.12
Cash dividends paid	0.96	0.96	0.96	0.96	0.96
Book value per share (period-end)	30.74	29.49	28.91	27.95	23.22
Tangible book value per share (period-end)	21.37	19.94	19.27	17.76	21.18

(a)	Net income less tax-effected nonoperating expense items and securities gains/losses. Management believes that this is a useful financial measure because it enables investors to assess ongoing operations.
(b)	Operating income excluding tax-effected purchase accounting adjustments. Management believes that reporting on core income provides a useful measure of financial performance that helps investors determine whether management is successfully executing its strategic initiatives.

	At and For the Years Ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Period-End Balance Sheet Data:
Total loans, net of unearned income	$13,895,276	$12,324,817	$11,577,802	$11,177,026	$4,957,164
Loans held for sale	20,252	24,515	50,605	72,378	21,866
Securities	3,826,454	4,033,124	3,716,460	4,496,900	1,488,885
Short-term investments	802,948	268,839	1,500,188	1,184,419	639,164

Total earning assets	18,544,930	16,651,295	16,845,055	16,930,723	7,107,079

Allowance for loan losses	(128,762)	(133,626)	(136,171)	(124,881)	(81,997)
Goodwill	621,193	625,675	628,877	651,162	61,631
Other intangible assets, net	132,810	159,773	189,409	211,075	13,203
Other assets	1,577,095	1,706,134	1,937,315	2,106,017	1,038,411

Total assets	$20,747,266	$19,009,251	$19,464,485	$19,774,096	$8,138,327

Noninterest-bearing deposits	$5,945,208	$5,530,253	$5,624,127	$5,516,336	$1,127,246
Interest-bearing transaction and savings deposits	6,531,628	6,162,959	6,038,002	5,602,963	1,995,082
Interest-bearing public fund deposits	1,982,616	1,571,532	1,580,260	1,620,260	1,216,701
Time deposits	2,113,379	2,095,772	2,501,799	2,974,020	2,436,690

Total interest-bearing deposits	10,627,623	9,830,263	10,120,061	10,197,243	5,648,473
Total deposits	16,572,831	15,360,516	15,744,188	15,713,579	6,775,719
Short-term borrowings	1,151,573	657,960	639,133	1,044,455	374,848
Long-term debt	374,371	385,826	396,589	353,891	376
Other liabilities	176,089	179,880	231,297	295,008	130,836
Stockholders’ equity	2,472,402	2,425,069	2,453,278	2,367,163	856,548

Total liabilities & stockholders’ equity	$20,747,266	$19,009,251	$19,464,485	$19,774,096	$8,138,327

Average Balance Sheet Data:
Total loans, net of unearned income	$12,938,869	$11,700,218	$11,238,690	$8,479,846	$4,993,485
Loans held for sale	16,540	24,986	46,049	34,175	12,268
Securities (a)	3,816,724	4,140,051	4,063,817	3,074,373	1,559,019
Short-term investments	423,359	578,613	771,523	955,325	698,042

Total earning assets	17,195,492	16,443,868	16,120,079	12,543,719	7,262,814
Allowance for loan losses	(129,642)	(137,897)	(136,257)	(102,784)	(73,190)
Goodwill and other intangible assets	768,047	799,996	820,887	498,463	58,778
Other assets	1,602,930	1,823,051	2,130,660	1,782,673	1,177,832

Total assets	$19,436,827	$18,929,018	$18,935,369	$14,722,071	$8,426,234

Noninterest-bearing deposits	$5,641,792	$5,393,955	$5,251,391	$3,400,064	$1,076,829
Interest-bearing transaction and savings deposits	6,173,683	5,962,114	5,827,370	4,100,381	1,940,470
Interest-bearing public fund deposits	1,530,972	1,410,679	1,451,459	1,314,633	1,163,993
Time deposits	2,053,546	2,350,488	2,579,963	2,901,475	2,736,206

Total interest-bearing deposits	9,758,201	9,723,281	9,858,792	8,316,489	5,840,669
Total deposits	15,399,993	15,117,236	15,110,183	11,716,553	6,917,498
Short-term borrowings	1,005,680	806,082	843,798	789,022	492,275
Long-term debt	379,692	389,153	338,875	211,976	23,351
Other liabilities	176,514	229,983	241,710	203,403	127,400
Stockholders’ equity	2,474,948	2,386,564	2,400,803	1,801,117	865,710

Total liabilities & stockholders’ equity	$19,436,827	$18,929,018	$18,935,369	$14,722,071	$8,426,234

(a)	Average securities does not include unrealized holding gains/losses on available for sale securities.

	Year Ended December 31,
($ in thousands)	2014	2013	2012	2011	2010
Performance Ratios:
Return on average assets	0.90%	0.86%	0.80%	0.52%	0.62%
Return on average assets—operating (a)	1.00%	0.99%	0.97%	0.90%	0.64%
Return on average common equity	7.10%	6.84%	6.32%	4.26%	6.03%
Return on average common equity—operating (a)	7.84%	7.88%	7.66%	7.40%	6.27%
Return on average tangible common equity	10.30%	10.30%	9.72%	5.98%	6.62%
Return on average tangible common equity—operating (a)	11.37%	11.85%	11.78%	10.37%	6.88%
Earning asset yield (tax equivalent - te)	4.09%	4.45%	4.80%	4.82%	5.01%
Total cost of funds	0.22%	0.25%	0.32%	0.57%	1.13%
Net interest margin (te)	3.87%	4.20%	4.48%	4.25%	3.88%
Core net interest margin (te)(b)	3.33%	3.39%	3.74%	3.84%	3.67%
Noninterest income excluding securities transactions as a percent of total revenue(te)	25.52%	26.25%	25.88%	27.91%	32.69%
Efficiency ratio (c)	62.03%	65.17%	64.63%	66.35%	65.24%
Average loan/deposit ratio	84.02%	77.56%	74.68%	72.67%	72.36%
FTE employees (period-end)	3,794	3,978	4,235	4,736	2,271

Capital Ratios:
Common stockholders’ equity to total assets	11.92%	12.76%	12.60%	11.97%	10.52%
Tangible common equity ratio	8.59%	9.00%	8.77%	7.96%	9.69%
Tier 1 leverage (d)	9.17%	9.34%	9.10%	8.17%	9.65%

Asset Quality Information:
Nonaccrual loans (e)	$79,537	$99,686	$137,615	$103,270	$120,986
Restructured loans	8,971	9,272	16,437	14,003	3,929

Total nonperforming loans	88,508	108,958	154,052	117,273	124,915

Other real estate (ORE) and foreclosed assets	59,569	76,979	102,072	159,751	33,277

Total nonperforming assets	$148,077	$185,937	$256,124	$277,024	$158,192

Nonperforming assets to loans + ORE and foreclosed assets	1.06%	1.50%	2.19%	2.44%	3.17%
Accruing loans 90 days past due (f)	$4,825	$10,387	$13,244	$5,880	$1,492
Accruing loans 90 days past due as a percent of loans	0.03%	0.08%	0.11%	0.05%	0.03%
Nonperforming assets + accruing loans 90 days past due to loans + foreclosed assets	1.10%	1.58%	2.31%	2.50%	3.19%
Net charge-offs—non-FDIC acquired	$17,119	$24,309	$55,031	$33,805	$50,682
Net charge-offs—FDIC acquired	$2,501	$2,355	$26,069	$11,475	$—
Net charge-offs—non-FDIC acquired to average loans	0.13%	0.21%	0.49%	0.40%	1.01%
Allowance for loan losses	$128,762	$133,626	$136,171	$124,881	$81,997
Allowance for loan losses to period-end loans	0.93%	1.08%	1.18%	1.12%	1.65%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	137.96%	111.97%	81.40%	101.40%	64.87%

(a)	Excludes tax-effected nonoperating expense items and securities transactions. See operating income calculation previously in Selected Financial Data.
(b)	Reported taxable equivalent (te) net interest income, excluding net purchase accounting adjustments, expressed as a percentage of average earning assets.
(c)	Noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles, securities transactions, and nonoperating expense items.
(d)	Calculated as Tier 1 capital divided by average total assets for leverage capital purposes.
(e)	Included in nonaccrual loans are $7.0 million, $15.7 million, $3.0 million, $2.5 million, and $8.7 million of nonaccruing restructured loans at December 31, 2014, 2013, 2012, 2011, and 2010, respectively. Total excludes acquired credit-impaired loans with an accretable yield.
(f)	Nonaccrual loans and accruing loans past due 90 days or more do not include acquired-impaired loans with an accretable yield.

Supplemental Asset Quality Information
(in thousands)	Originated Loans	Acquired Loans (a)	FDIC Acquired Loans (b)	Total
2014
Nonaccrual loans (c)	$71,296	$6,139	$2,102	$79,537
Restructured loans	8,971	—	—	8,971

Total nonperforming loans	80,267	6,139	2,102	88,508
ORE and foreclosed assets (d)	40,148	—	19,421	59,569

Total non-performing assets	$120,415	$6,139	$21,523	$148,077

Accruing loans 90 days past due	$4,564	$261	$—	$4,825
Allowance for loan losses	$97,701	$477	$30,584	$128,762

2013
Nonaccrual loans (c)	$74,341	$21,801	$3,544	$99,686
Restructured loans	8,765	507	—	9,272

Total nonperforming loans	83,106	22,308	3,544	108,958
ORE and foreclosed assets (d)	51,240	—	25,739	76,979

Total non-performing assets	$134,346	$22,308	$29,283	$185,937

Accruing loans 90 days past due	$3,298	$7,089	$—	$10,387
Allowance for loan losses	$78,885	$1,647	$53,094	$133,626

2012
Nonaccrual loans (c)	$103,429	$30,086	$4,100	$137,615
Restructured loans	11,673	4,764	—	16,437

Total nonperforming loans	115,102	34,850	4,100	154,052
ORE and foreclosed assets (d)	75,771	—	26,301	102,072

Total non-performing assets	$190,873	$34,850	$30,401	$256,124

Accruing loans 90 days past due	$13,244	$—	$—	$13,244
Allowance for loan losses	$78,774	$788	$56,609	$136,171

2011
Nonaccrual loans (c)	$83,306	$1,118	$18,846	$103,270
Restructured loans	14,003	—	—	14,003

Total nonperforming loans	97,309	1,118	18,846	117,273
ORE and foreclosed assets (d)	115,769	—	43,982	159,751

Total non-performing assets	$213,078	$1,118	$62,828	$277,024

Accruing loans 90 days past due	$5,880	$—	$—	$5,880
Allowance for loan losses	$83,246	$—	$41,635	$124,881

2010
Nonaccrual loans (c)	$75,700	$—	$45,286	$120,986
Restructured loans	3,929	—	—	3,929

Total nonperforming loans	79,629	—	45,286	124,915
ORE and foreclosed assets (d)	17,595	—	15,682	33,277

Total non-performing assets	$97,224	$—	$60,968	$158,192

Accruing loans 90 days past due	$1,492	$—	$—	$1,492
Allowance for loan losses	$81,325	$—	$672	$81,997

(a)	Loans which have been acquired and no allowance brought forward in accordance with acquisition accounting. Acquired-performing loans in pools with fully accreted purchase fair value discounts are reported as originated loans, resulting in changes in classification between periods.
(b)	Loans acquired in an FDIC-assisted transaction. Non-single family loss share agreement expired at 12/31/14. As of 12/31/14, $196.7 million in loans remain covered by the FDIC single family loss share agreement, providing considerable protection against credit risk.
(c)	Included in nonaccrual loans are $7.0 million, $15.7 million, $3.0 million, $2.5 million, and $8.7 million of nonaccruing restructured loans at December 31, 2014, 2013, 2012, 2011, and 2010, respectively. Total excludes acquired credit-impaired loans with an accretable yield.
(d)	ORE received in settlement of FDIC acquired loans is included with ORE from originated loans. ORE received in settlement of FDIC acquired loans includes $7.1 million of assets that remain covered under the single family FDIC loss share agreement, until the agreement expires.

Loans Outstanding			FDIC
(in thousands)	Originated Loans	Acquired Loans (a)	Acquired Loans (b)	Total
2014
Commercial non-real estate loans	$5,917,728	$120,137	$6,195	$6,044,060
Construction and land development loans	1,073,964	21,123	11,674	1,106,761
Commercial real estate loans	2,428,195	688,045	27,808	3,144,048
Residential mortgage loans	1,704,770	2,378	187,033	1,894,181
Consumer loans	1,685,542	985	19,699	1,706,226

Total loans	$12,810,199	$832,668	$252,409	$13,895,276

Change in loan balance from previous year	$3,316,067	$(1,639,351)	$(106,257)	$1,570,459

2013
Commercial non-real estate loans	$4,113,837	$926,997	$23,390	$5,064,224
Construction and land development loans	752,381	142,931	20,229	915,541
Commercial real estate loans	2,022,528	967,148	53,165	3,042,841
Residential mortgage loans	1,196,256	315,340	209,018	1,720,614
Consumer loans	1,409,130	119,603	52,864	1,581,597

Total loans	$9,494,132	$2,472,019	$358,666	$12,324,817

Change in loan balance from previous year	$2,386,911	$(1,482,739)	$(157,157)	$747,015

2012
Commercial non-real estate loans	$2,713,385	$1,690,643	$29,260	$4,433,288
Construction and land development loans	665,673	295,151	28,482	989,306
Commercial real estate loans	1,548,402	1,279,546	95,146	2,923,094
Residential mortgage loans	827,985	486,444	263,515	1,577,944
Consumer loans	1,351,776	202,974	99,420	1,654,170

Total loans	$7,107,221	$3,954,758	$515,823	$11,577,802

Change in loan balance from previous year	$2,219,491	$(1,663,095)	$(155,620)	$400,776

2011
Commercial non-real estate loans	$1,525,409	$2,236,758	$38,063	$3,800,230
Construction and land development loans	540,806	603,371	118,828	1,263,005
Commercial real estate loans	1,259,757	1,656,515	82,651	2,998,923
Residential mortgage loans	487,147	734,669	285,682	1,507,498
Consumer loans	1,074,611	386,540	146,219	1,607,370

Total loans	$4,887,730	$5,617,853	$671,443	$11,177,026

Change in loan balance from previous year	$739,717	$5,617,853	$(137,708)	$6,219,862

2010
Commercial non-real estate loans	$1,046,431	$—	$35,190	$1,081,621
Construction and land development loans	495,590	—	157,267	652,857
Commercial real estate loans	1,231,414	—	181,873	1,413,287
Residential mortgage loans	366,183	—	293,506	659,689
Consumer loans	1,008,395	—	141,315	1,149,710

Total loans	$4,148,013	$—	$809,151	$4,957,164

Change in loan balance from previous year	$(15,192)	$—	$(141,819)	$(157,011)

(a)	Loans which have been acquired and no allowance brought forward in accordance with acquisition accounting. Acquired-performing loans in pools with fully accreted purchase fair value discounts are reported as originated loans, resulting in changes in classification between periods.
(b)	Loans acquired in an FDIC-assisted transaction. Non-single family loss share agreement expired at 12/31/14. As of 12/31/14, $196.7 million in loans remain covered by the FDIC single family loss share agreement, providing considerable protection against credit risk.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Holding Company and our subsidiaries during 2014 and selected prior periods. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and we intend such forward-looking statements to be covered by the safe harbor provisions therein and are including this statement for purposes of invoking these safe-harbor provisions. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of plans and strategies for the future. Forward-looking statements that we may make include, but may not be limited to, comments with respect to future levels of economic activity in our markets, including the impact of volatility of oil and gas prices on our energy portfolio and associated loan loss reserves and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region, loan growth expectations, deposit trends, credit quality trends, net interest margin trends, future expense levels, success of revenue-generating initiatives, projected tax rates, future profitability, improvements in expense to revenue (efficiency) ratio, purchase accounting impacts such as accretion levels, the impact of the branch rationalization process, details of the common stock buyback, possible repurchases of shares under stock buyback programs, and the financial impact of regulatory requirements. Hancock’s ability to accurately project results, predict the effects of future plans or strategies, or predict market or economic developments is inherently limited. Although Hancock believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ from those expressed in Hancock’s forward-looking statements include, but are not limited to, those risk factors outlined in Item 1A.

You are cautioned not to place undue reliance on these forward-looking statements. Hancock does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

NON-GAAP FINANCIAL MEASURES

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, management uses several non-GAAP financial measures including Operating Income, Core Income, and Core Net Interest Margin. These measures are provided to assist the reader with better understanding the Company’s financial condition and results of operations.

We define Operating Income as net income less tax-effected nonoperating expense items and securities gains/losses. Management believes this is a useful financial measure as it enables investors to assess ongoing operations and compare the Company’s fundamental operational performance from period to period. A reconciliation of Net Income to Operating Income is included in the financial tables in Item 6, Selected Financial Data. The components of nonoperating expense are further discussed in the Noninterest Expense section of this item.

We define Core Income as Operating Income excluding the tax-effected purchase accounting adjustments. A reconciliation of Operating Income to Core Income is included in the financial tables in Item 6, Selected Financial Data. We define Core Net Interest Margin as reported taxable equivalent (te) net interest income excluding net purchase accounting adjustments, expressed as a percentage of average earning assets. A reconciliation of Reported Net Interest Margin to Core Net Interest Margin is included in the Net Interest Income section of this item. Management believes that Core Income and Core Net Interest Margin provide a useful measure to investors regarding the Company’s performance period over period as well as providing investors with assistance in understanding the success management has experienced in executing its strategic initiatives.

EXECUTIVE OVERVIEW

Recent Economic and Industry Developments

The Federal Reserve publishes its Summary of Commentary on Current Economic Conditions (the “Beige Book”) eight times a year. The most recent Federal Reserve Beige Book report, released January 14, 2015, indicates improvement and expansion of economic activity throughout most of Hancock’s market areas. However, activity at energy-related businesses, which are concentrated mainly in Hancock’s south Louisiana and Houston, Texas market areas, reported a slight decline in activity. This decline is expected to continue until oil prices recover. Tourism and convention activity, which is important to several of the Company’s market areas, showed expanding levels of activity in both leisure and business travel, and is expected to continue to grow in 2015 based on advanced booking reports. Retail sales for the 2014 holiday season were positive, and motor vehicle sales continued to grow. Manufacturing activity has strengthened, with an increase in employment and orders of production. Manufacturers within the Company’s footprint expect growth in production to be slower than the past several years, but still remain higher than the long-term trend.

The real estate market for residential properties was flat to slightly down compared to the prior Beige Book, released December 3, 2014. Home sales are expected to remain flat or increase slightly over the next few months. New home construction activity has remained flat. Most builders had a positive outlook, expecting new home sales to be flat or show a slight increase. Commercial construction activity has improved modestly, with demand for apartment construction showing strong growth.

Employment levels were mixed. Some areas reported slight gains in jobs, while others reported flat employment levels with some scattered layoffs. Pricing pressures remained stable in most industries. However, some skilled and professional positions are seeing above-average wage increases and higher starting pay due to competition. The Beige Book also noted that some companies were having to increase starting pay in order to retain their employees.

Loan demand across most of the markets that Hancock serves has increased slightly since the last Beige Book report, but competition for quality borrowers remains. Consumer lending and business outside the oil and gas industry increased. Commercial real estate continued to grow as a result of increased demand for multifamily housing. The outlook for increased growth remained positive but with some concern that lower oil prices may slow growth in Texas for 2015.

The overall U.S. economy continued to expand, with almost all regions showing modest to moderate growth rates. Confidence in the prospect of a higher rate of sustained growth is improving for businesses and consumers alike, although uncertainties remain about such matters as the health of the international economy and the implications of pending or proposed changes in U.S. fiscal and tax policies and regulations.

Highlights of 2014 Financial Results

Net income for the year ended December 31, 2014 was $175.7 million, compared to $163.4 million in 2013. This increase was mainly due to reducing and controlling expenses. Diluted earnings per share for 2014 were $2.10, a $0.17 increase from 2013. Operating income, which excludes tax-effected nonoperating expenses and securities gains and losses, totaled $194.1 million, a $6.2 million, or 3.3% increase over 2013. Diluted earnings per share on operating income were $2.32 for 2014, a $0.10 improvement over 2013. Core income, which the Company defines as operating income excluding tax-effected purchase accounting adjustments, increased $38.1 million, or 31%, from 2013.

Hancock’s return on average assets (ROA) for 2014 was 0.90% compared to 0.86% for 2013, while the operating ROA was 1.00% in 2014, compared to 0.99% in 2013.

The year-over-year net income increase reflects the positive impact of a number of strategic initiatives that management implemented to reduce costs and replace decreasing levels of purchase accounting adjustments with a more sustainable source of earnings. Management announced an expense and efficiency initiative in 2013 that was designed to reduce overall annual operating expense levels by $50 million as compared to annualized expenses for the first quarter of 2013 by the fourth quarter of 2014. The Company achieved the targeted reduction to expenses in 2014, as operating expenses decreased $56.6 million from 2013, and improved operating efficiency over 300 basis points to 62.03%. In addition to expense reductions, management has implemented a number of revenue initiatives that resulted in an increase in net interest income, excluding purchase accounting adjustments, of $15.6 million, or 3%, in 2014, as compared to 2013. This increase was a direct result of a $1.2 billion, or 11%, increase in average loan balances and a more favorable average earning asset mix. The company has set a longer-term sustainable efficiency ratio target of 57% - 59% for 2016, which management hopes to achieve through continued expense control and increased revenues.

Reported net interest income (te) in 2014 totaled $665.4 million, a $25.7 million, or 4%, decrease from 2013, which is the result of a $41.3 million decrease in net purchase accounting accretion. The reported net interest margin decreased 33 basis points (bps) to 3.87% in 2014. The core net interest margin, which is calculated excluding total net purchase accounting adjustments, decreased a modest 6 bps to 3.33% in 2014.

The provision for loan losses was $33.8 million in 2014 compared to $32.7 million in 2013, with the provision taken in each year primarily driven by loans not covered under FDIC loss-sharing agreements. Net charge-offs from the non-FDIC acquired portfolio during 2014 were $17.1 million, or 0.13% of average total loans. This compares to the net non-FDIC acquired charge-offs of $24.3 million, or 0.21% of average total loans, in 2013.

At December 31, 2014, the allowance for loan losses was $128.8 million, or 0.93% of period-end loans, down $4.9 million from the previous year-end. A $17.6 million increase in the allowance for the originated and acquired portfolios was offset by a $22.5 million decrease in the impaired reserve on the FDIC acquired portfolio as the FDIC acquired portfolio had significant reductions in projected losses. The determination of allowances for FDIC acquired loans and other acquired-impaired loans is discussed in Note 1 to the consolidated financial statements.

At December 31, 2014, loans in the Company’s energy segment totaled approximately $1.7 billion, or 12% of total loans. The energy segment is comprised of credits to both the E&P industry and support industries. During the fourth quarter of 2014, management reviewed all energy credits $1 million and greater and applied stress testing modeling to the various segments of the energy related portfolio. Based on current conditions, management determined that no additional reserve build was required for the energy portfolio at December 31, 2014. Should pricing pressures on oil continue, management believes the Company could experience downward pressure on risk ratings for individual credits that could lead to additional provision expense in future quarters. However, this will depend upon a number of factors including the severity and duration of the cycle. Based on its review and assessment of information currently available, management believes that although downgrades may occur, they do not foresee significant additional losses at this stage.

Nonperforming assets including nonaccrual loans, restructured loans, other real estate and foreclosed assets totaled $148.1 million at December 31, 2014, a decrease of $37.9 million, or 20%, from December 31, 2013. The Company’s nonperforming asset ratio representing nonperforming assets as a percentage of total loans, other real estate and foreclosed properties decreased 44 basis points to 1.06% between December 31, 2013 and December 31, 2014.

Total assets at December 31, 2014 were $20.7 billion, up about 9% from the prior year-end. Total loans increased $1.6 billion, or 13% during 2014, and were up $1.7 billion, or 14%, excluding the FDIC acquired portfolio. During 2014, net growth was experienced in all loan categories across the Company’s entire footprint.

At December 31, 2014, total deposits were $16.6 billion, up about 8% from the end of 2013, as all deposit categories showed an increase. Noninterest-bearing demand deposits increased almost 8% and comprised 36% of total deposits at December 31, 2014.

The Company’s tangible common equity ratio was 8.59% at December 31, 2014, down 41 bps from the previous year-end due to asset growth and share repurchases further discussed in the Capital Resources section of this item.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) for 2014 totaled $665 million, a $26 million, or 4%, decrease from 2013 as interest and fees on loans declined $28 million, mainly due to a $41.4 million decrease in net purchase accounting accretion. Excluding purchase accounting accretion, net interest income (te) increased by $15.6 million due to a $752 million increase in average earning assets, an improved earning asset mix, and a 3 bps decrease in the cost of funding earning assets. Management has implemented a number of strategic initiatives to increase sustainable interest income to replace the decreasing amount of interest income from purchase accounting accretion. These initiatives include, among other items, hiring experienced middle market commercial lenders in growing markets such as Houston, expanding the Company’s product base in specialty and lease financing and opening business banking centers specifically designed for commercial customers. These initiatives contributed to a $1.2 billion increase in average loans between 2013 and 2014.

The reported net interest margin declined 33 bps to 3.87% in 2014. The net interest margin is the ratio of net interest income (te) to average earnings assets. The core margin was approximately 3.33% in 2014, down 6 bps from 2013. The declining trend of the core margin moderated in 2014 after experiencing more significant decreases in prior years.

The overall reported yield on earning assets was 4.09% in 2014, down 36 bps from 2013. The reported loan portfolio yield was 4.71% in 2014 compared to 5.45% in 2013. Excluding the impact from purchase accounting accretion, the loan yield decreased 26 bps. The reported tax equivalent yield on the investment securities portfolio increased 17 bps from 2013, reflecting higher yields in CMOs and mortgage-backed securities from a decrease in premium amortization as prepayments decreased. The mix of average earning assets improved in 2014, as the proportion of loans increased to 75% of earnings assets compared to 71% in 2013 with corresponding declines in both investment securities and short-term investments. The decline in these portfolios resulted from a management decision to fund a portion of the Company’s loan growth from repayments and maturities of investment securities.

The cost of funding earning assets declined to 0.22% in 2014, down 3 bps from 2013. The overall rate paid on interest-bearing deposits declined 1 bp from 2013 to 0.24% in 2014 as the Company was able to replace approximately $211.6 million of higher cost time deposits and public fund deposits with lower cost interest-bearing transaction and saving deposits. Borrowing costs decreased 37 bps from 1.45% in 2013 to 1.08% in 2014. This decrease was mainly attributable to a June 2014 early redemption of $115 million in fixed rate repurchase obligations bearing an average rate of 3.43%. The early redemption reduced borrowing costs by approximately $1.8 million during the second half of 2014. Interest-free funding sources, including noninterest-bearing demand deposits, funded almost 35% of average earnings assets in 2014 and 34% in 2013.

Net interest income (te) for 2013 was down $31.4 million, or 4%, from 2012 as interest and fees on loans declined $37.6 million. The reported net interest margin declined 28 bps to 4.20% in 2013. The core margin was 3.39% in 2013, down 35 bps from 2012. The core margin was relatively stable during 2013 after decreasing throughout 2012, mainly from a decline in the core yields on the loan and securities portfolios.

The overall reported yield on earning assets in 2013 was down 35 bps from 2012 as the reported loan portfolio yield declined 56 bps. Loan growth in commercial loans during 2013 was in very competitively priced segments. The reported yield on the mainly fixed-rate portfolio of investment securities declined 12 bps from 2012, reflecting lower yields available on the reinvestment of maturities and repayments. The mix of average earning assets improved moderately in 2013, as the proportion of loans increased to 71.2% of earnings assets compared to 69.7% in 2012 with a corresponding decline in short-term investments.

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

The factors contributing to the changes in net interest income (te) for 2014, 2013, and 2012 are presented in Tables 1 and 2. Table 1 shows average balances and related interest and rates and provides a reconciliation of reported and core NIM. Table 2 details the effects of changes in balances (volume) and rates on net interest income in 2014 and 2013.

TABLE 1. Summary of Average Balances, Interest and Rates (te)(a)

	Years Ended December 31,
	2014			2013			2012
($ in millions)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Interest-Earnings Assets:
Loans (te) (b)	$12,938.9	$610.0	4.71%	$11,700.2	$637.8	5.45%	$11,238.7	$675.4	6.01%
Loans held for sale	16.5	0.7	4.28	25.0	0.9	3.53	46.0	1.4	3.41
Investment securities:
U.S. Treasury and government agency securities	145.2	2.3	1.62	28.1	0.6	2.16	99.1	2.1	2.12
CMOs and mortgage-backed securities	3,450.9	79.6	2.31	3,870.2	81.3	2.10	3,696.4	81.1	2.19
Obligations of states and political subdivisions:
taxable	101.6	3.6	3.52	87.1	3.3	3.73	59.8	2.8	4.73
nontaxable (te)	104.8	5.9	5.66	146.2	7.1	4.85	200.7	9.0	4.48
Other securities	14.2	0.3	2.22	8.5	0.2	2.44	7.9	0.4	4.43

Total investment in securities (te) (c)	3,816.7	91.7	2.40	4,140.1	92.5	2.23	4,063.9	95.4	2.35
Federal funds sold and short-term investments	423.4	1.0	0.23	578.6	1.4	0.24	771.5	1.9	0.25

Total earning assets (te)	17,195.5	703.4	4.09%	16,443.9	732.6	4.45%	16,120.1	774.1	4.80%

Non-earning assets:
Other assets	2,370.9			2,623.0			2,951.6
Allowance for loan losses	(129.6)			(137.9)			(136.3)

Total assets	$19,436.8			$18,929.0			$18,935.4

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$6,173.7	$6.7	0.11%	$5,962.1	$6.0	0.10%	$5,827.3	$7.4	0.13%
Time deposits	2,053.5	12.8	0.62	2,350.5	14.9	0.63	2,580.0	21.2	0.82
Public funds	1,531.0	3.7	0.24	1,410.7	3.3	0.23	1,451.5	4.1	0.29

Total interest-bearing deposits	9,758.2	23.2	0.24	9,723.3	24.2	0.25	9,858.8	32.7	0.33

Repurchase agreements	688.7	1.9	0.27	763.3	4.4	0.58	760.9	5.9	0.78
Other interest-bearing liabilities	317.0	0.5	0.15	42.7	0.1	0.21	82.9	0.1	0.14
Long-term debt	379.7	12.5	3.30	389.2	12.8	3.28	338.9	12.9	3.80

Total interest-bearing liabilities	11,143.6	38.1	0.34%	10,918.5	41.5	0.38%	11,041.5	51.6	0.47%

Noninterest-bearing:
Demand deposits	5,641.8			5,393.9			5,251.4
Other liabilities	176.5			230.0			241.7
Stockholders’ equity	2,474.9			2,386.6			2,400.8

Total liabilities & stockholders’ equity	$19,436.8			$18,929.0			$18,935.4

Net interest income and margin (te)		$665.3	3.87%		$691.1	4.20%		$722.5	4.48%

Net earning assets and spread	$6,051.9		3.75%	$5,525.4		4.07%	$5,078.6		4.33%

Interest cost of funding earning assets			0.22%			0.25%			0.32%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans
(c)	Average securities do not include unrealized holding gains or losses on available for sale securities.

Reconciliation of Reported Net Interest Margin to Core Margin

	Years Ended December 31,
($ in millions)	2014	2013	2012
Net interest income (te)	$665.3	$691.1	$722.5
Purchase accounting adjustments
Loan discount accretion	97.7	144.7	141.2
Bond premium amortization	(5.4)	(11.5)	(24.5)
CD premium accretion	0.2	0.7	2.7

Total net purchase accounting adjustments	92.5	133.9	119.4

Net interest income (te)—core	$572.8	$557.2	$603.1

Average earning assets	$17,195.5	$16,443.9	$16,120.1
Net interest margin—reported	3.87%	4.20%	4.48%
Net purchase accounting adjustments	0.54%	0.81%	0.74%

Net interest margin—core	3.33%	3.39%	3.74%

TABLE 2. Summary of Changes in Net Interest Income (te)(a) (b)

	2014 Compared to 2013			2013 Compared to 2012
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
(in thousands)	Volume	Rate		Volume	Rate
Interest Income (te)
Loans (te) (c)	$63,516	$(91,296)	$(27,780)	$26,948	$(64,575)	$(37,627)
Loans held for sale	(337)	163	(174)	(710)	219	(491)
Investment securities:
U.S. Treasury and government agency securities	1,931	(189)	1,742	(1,534)	36	(1,498)
CMOs and mortgage-backed securities	(9,264)	7,476	(1,788)	3,730	(3,495)	235
Obligations of states and political subdivisions:
Taxable	515	(196)	319	1,106	(682)	424
Nontaxable (te)	(2,215)	1,065	(1,150)	(2,595)	699	(1,896)
Other securities	127	(20)	107	28	(167)	(139)

Total investment in securities (te)	(8,906)	8,136	(770)	735	(3,609)	(2,874)
Federal funds sold and short-term investments	(356)	(82)	(438)	(468)	(53)	(521)

Total interest income (te)	53,917	(83,079)	(29,162)	26,505	(68,018)	(41,513)

Interest-bearing transaction and savings deposits	218	514	732	166	(1,520)	(1,354)
Time deposits	(1,855)	(235)	(2,090)	(1,768)	(4,579)	(6,347)
Public funds	287	119	406	(114)	(751)	(865)

Total interest-bearing deposits	(1,350)	398	(952)	(1,716)	(6,850)	(8,566)

Repurchase agreements	(399)	(2,171)	(2,570)	18	(1,503)	(1,485)
Other interest-bearing liabilities	419	(30)	389	(70)	41	(29)
Long-term debt	(312)	85	(227)	1,775	(1,898)	(123)

Total interest expense	(1,642)	(1,718)	(3,360)	7	(10,210)	(10,203)

Net interest income (te) variance	$55,559	$(81,361)	$(25,802)	$26,498	$(57,808)	$(31,310)

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Amounts shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.
(c)	Includes nonaccrual loans.

Provision for Loan Losses

The provision for loan losses was $33.8 million in 2014 compared to a provision of $32.7 million in 2013. The provision for non-FDIC acquired loans in 2014 was $34.8 million, compared to $25.3 million in 2013. The provision for the FDIC acquired portfolio was a net credit of almost $1 million, compared to a provision of $7.5 million in 2013. The decrease in the FDIC acquired portfolio provision was primarily due to reductions in expected losses.

The section on the “Allowance for Loan and Lease Losses” provides additional information on changes in the allowance for loans losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans and for acquired performing loans and acquired impaired loans (which includes all covered loans) are described in Note 1 to the consolidated financial statements.

Noninterest Income

Noninterest income for 2014 totaled $228 million, an $18.1 million, or 7%, decrease from 2013. Decreases related to increased amortization of the FDIC loss share receivable, reduced fees resulting from the sale of certain insurance business lines in the second quarter, and a decrease in income from secondary mortgage operations were the primary factors in the decline in noninterest income.

Table 3 presents the components of noninterest income for the prior three years along with the percentage changes between years:

TABLE 3. Noninterest Income

($ in thousands)	2014	% Change	2013	% Change	2012
Service charges on deposit accounts	$77,006	(3)%	$79,000	1%	$78,246
Trust fees	44,826	17	38,186	17	32,736
Bank card and ATM fees	45,031	(2)	45,939	(6)	49,112
Investment and annuity fees	20,291	4	19,574	9	18,033
Secondary mortgage market operations	8,036	(36)	12,543	(24)	16,488
Insurance commissions and fees	9,473	(40)	15,804	1	15,692
(Amortization) accretion of loss share receivable	(12,102)	(441)	(2,239)	(145)	5,000
Income from bank-owned life insurance	10,314	(8)	11,223	1	11,163
Credit-related fees	11,121	27	8,724	31	6,681
Income from derivatives	1,645	(65)	4,675	30	3,600
Gain on sales of assets	1,279	(34)	1,932	(56)	4,366
Safety deposit box income	1,830	(5)	1,923	(4)	2,006
Other miscellaneous income	9,249	6	8,754	(4)	9,072
Securities transactions gains, net	—	(100)	105	(93)	1,552

Total noninterest income	$227,999	(7)%	$246,143	(3)%	$253,747

Amortization on the FDIC loss share receivable increased $9.9 million in 2014 from the prior year. The current year’s $12.1 million amortization of the FDIC loss share receivable reflects a reduction in the amount of expected reimbursements under the loss sharing agreements due to lower loss projections for the related FDIC acquired loan pools. Accounting for amortization of the loss share receivable is described in Note 1 to the consolidated financial statements. Management expects a lower level of amortization in future periods as the FDIC loss share coverage on the non-single family portfolio expired in December 2014. The loss share agreement covering the single family portfolio expires in December 2019.

Fees from secondary mortgage operations totaled $8.0 million in 2014, down $4.5 million, or 36%, from a year-earlier. Secondary mortgage operations fee income is generated from selling certain types of originated single family mortgage loans into the secondary market, in order to provide mortgage products for our customers while managing interest rate risk and liquidity. These loans are originated by the Company through its branch network. The Company typically sells its longer-term fixed-rate loans while retaining in the portfolio the majority of its adjustable rate loans as well as loans generated through certain programs to support customer relationships including programs for high net worth individuals and non-builder construction loans. During 2014, single family loan originations decreased 24% as refinancing activity was down almost 57% from 2013, consistent with national trends. The decline in fee income in 2014 reflects a 36% reduction in loans sold into the secondary market from the lower level of originations.

Trust and investment and annuity fees totaled $65.1 million in 2014, a 7.4 million, or 13%, increase over 2013. Trust revenue was positively impacted by strong sales of our Hancock Horizon mutual funds via national distribution channels and increased new business from our Personal Trust, Institutional Trust and Retirement Services lines of businesses. Revenues from these lines increased $6.8 million, or 20%, from 2013.

Bank card and ATM fees totaled $45.0 million in 2014, down less than 2% compared to 2013. Included in bank card and ATM fees are fees from credit card, debit card and ATM transactions, and merchant service fees. Commercial card fees were up $2.4 million, or 41% as a result of various strategic initiatives during 2014 to increase card usage, including specific commercial card enhancements. This increase is offset by a decrease in ATM fee income due in part to the closing of approximately 50 branches in 2013 and 2014 as part of the Company’s branch rationalization program.

During the second quarter of 2014, the Company sold its property and casualty and group benefits insurance intermediary business. The business lines sold contributed approximately 50% of the Company 2013 insurance commissions and fees. As a result of the sale, insurance commissions and fees were down $6.3 million, or 40% compared to 2013.

Service charges on deposit accounts were down $2.0 million, or 3% from 2013, primarily due to a decrease in overdraft charges. The Company implemented a number of initiatives in 2014 to grow deposit balances and the related service charges as part of its general strategy of growing revenue. Management believes these initiatives will result in an increased level of service charges over time.

Credit-related fee income increased $2.4 million, or 27% in 2014 as compared to 2013. These fees primarily consist of standby letter of credit unused loan commitment fees. This growth in fee income is a result of the increase in lending activity during 2014.

Noninterest income for 2013 compared to 2012, was down $7.6 million, or 3%, as the favorable impact of increases in trust, and investment and annuity income, was offset by declines in bankcard and ATM fees, income from secondary mortgage operations and accretion of the FDIC loss share receivable.

Trust and investment and annuity fees totaled $57.8 million in 2013, up $7.0 million, or 14%, from 2012 due to improved stock market values and new business.

Bank card and ATM fees totaled $45.9 million in 2013, a $3.2 million, or 6% decrease from 2012, reflecting the full impact of restrictions on debit card interchange rates arising from the implementation of the Durbin amendment to the Dodd-Frank Act. This decline was partially offset by an increase in merchant processing revenue starting in the third quarter of 2012 that was related to the reacquisition of the Company’s merchant business and a change in the terms of the servicing agreement.

Fees from secondary mortgage operations totaled $12.5 million in 2013, down $3.9 million, or 24%, from a year earlier, reflecting a slowdown in mortgage loan activity in the last half of 2013, mainly due to the impact of higher longer-term interest rates. The decline also reflects a lower level of loans sold as a result of a strategic decision to retain more residential mortgages on the balance sheet.

Amortization of the FDIC loss share receivable increased $7.2 million from 2012 to 2013. Amortization, or negative accretion, of $2.2 million in 2013 reflects a reduction in the expected amount of reimbursements under the loss sharing agreements due to lower loss projections for the related FDIC acquired loan pools.

Noninterest Expense

Noninterest expense for 2014 totaled $606.7 million, down $71.6 million, or 11%, compared to 2013. Excluding nonoperating expenses noninterest expense decreased $59.3 million, or 9%, to $581.0 million in 2014 compared to 2013. The decrease in expenses is a result of the Company’s general expense reduction strategic initiative implemented in early 2013. The focus of the strategic expense initiative was to reduce quarterly operating expense by $12.5 million ($50 million annualized) between the first quarter of 2013 and the fourth quarter of 2014. The Company achieved its expense reduction target in the second quarter of 2014. The strategic initiatives included, among other items, a branch rationalization program that resulted in closing or selling over 50 branches since January 1, 2013, a bank charter consolidation, selling certain insurance business lines, increasing automation through enhancing systems, and restructuring various support units within the organization to enhance operating efficiency. Although management will continue to look for potential expense reduction opportunities, it believes that expenses may marginally increase in the short-term as the Company implements a number of revenue enhancing strategic initiatives.

Nonoperating expenses, primarily related to the expense and efficiency initiatives noted above and merger-related activities, totaled $25.7 million in 2014 and $38.0 million in 2013.

Table 4 presents the components of noninterest expense for the prior three years, along with the percentage changes between years. The first schedule of Table 4 presents operating expenses by component and the second schedule identifies nonoperating expenses by component.

Total personnel expense totaled $320.5 million in 2014, a $26.8 million, or 8%, decrease from 2013. The $13.2 million, or 5%, decrease in employee compensation was related to the expense and efficiency initiative as the number of full-time equivalent employees at December 31, 2014 was down by almost 200 to 3,794. In addition to the reduction in salary costs, employee benefits expense was down $13.6 million, or 21%, primarily from actuarial gains in 2013 related to higher long-term interest rates at year-end 2013 and strong plan asset performance. Also contributing to the reduction in benefit costs was the decrease in the number of full-time equivalent employees.

Occupancy and equipment expenses decreased a combined $8.4 million, or 12% from 2013, primarily due to the branch closures noted above.

Data processing expense was up $2.9 million, or 6%, primarily related to increased debit and credit card activity. Professional services expense decreased $8.4 million, or 25%, from 2013 primarily from a $2.5 million reduction in legal and other professional fees related to special credits and a $1 million reduction in outside accounting and auditing expense as the Company has begun to transition its internal audit function in-house. Deposit insurance and regulatory fees decreased $3.0 million or 20% from 2013 due, in part, to the charter consolidation.

Other real estate expense decreased $5.3 million, or 66%, from 2013 as the Company has experienced a much lower level of valuation adjustments and losses on disposal of properties as real estate prices stabilized.

Nonoperating expenses decreased $12.3 million, or 32%, from 2013. These expenses are incurred in connection with the Company’s ongoing expense and efficiency initiative. They include such items, among others, as lease buy-outs, branch and equipment disposition costs and severance packages from the branch rationalization project, settlement of an FDIC assessment related to loss claim reimbursement amounts, early termination fees on repurchase obligations, and severance costs associated with organizational restructuring. The decrease from 2013 to 2014 represents a reduction in these types of expenses as a majority of the initiatives related to the branch rationalization project were completed during 2013 and early 2014, including the cost associated with the closing or selling of approximately 38 branches in 2013, as compared to 15 in 2014.

TABLE 4. Noninterest Expense

($ in thousands)	2014	% Change	2013	% Change	2012
Employee compensation	$269,249	(5)%	$282,420	(1)%	$284,962
Employee benefits	51,253	(21)	64,847	(10)	71,772

Total personnel expense	320,502	(8)	347,267	(3)	356,734
Net occupancy expense	43,476	(11)	48,847	(9)	53,856
Equipment expense	16,862	(15)	19,885	(9)	21,862
Data processing expense	51,279	6	48,364	3	46,819
Professional services expense	25,755	(25)	34,114	3	33,021
Amortization of intangibles	26,797	(9)	29,470	(8)	32,067
Telecommunications and postage	14,640	(16)	17,432	(17)	21,062
Deposit insurance and regulatory fees	11,872	(20)	14,914	0	14,902
Other real estate expense, net	2,758	(66)	8,036	(34)	12,250
Advertising	8,702	(15)	10,281	26	8,155
Ad valorem and franchise taxes	10,492	8	9,727	17	8,321
Printing and supplies	4,310	(16)	5,112	(22)	6,534
Insurance expense	3,919	(4)	4,094	(25)	5,494
Travel	4,057	(13)	4,663	(6)	4,987
Entertainment and contributions	5,762	9	5,265	(3)	5,426
Tax credit investment amortization	8,817	22	7,219	21	5,974
Other expense	20,980	(18)	25,581	5	24,478

Total noninterest expense (excluding nonoperating expense)	580,980	(9)	640,271	(3)	661,942
Nonoperating expense	25,686	(32)	38,003	(26)	51,125

Total noninterest expense	$606,666	(11)%	$678,274	(5)%	$713,067

The components of nonoperating expense:

(in thousands)	2014	2013	2012
Personnel	$7,794	$9,215	$9,450
Net occupancy expense	120	7	611
Equipment expense	91	141	2,235
Data processing expense	90	3	3,116
Professional services expense	7,466	5,243	24,436
Telecommunications and postage	36	—	375
Advertising	235	118	5,360
Printing and supplies	240	—	957
Travel	9	53	771
Entertainment and contributions	—	—	623
Tax credit investment amortization	—	3,562	—
Other expense	9,605	19,661	3,191

Total nonoperating expense	$25,686	$38,003	$51,125

Other expense includes branch closure write-downs and disposition expense in 2014 and 2013, and $3.5 million in early termination fees on repurchase obligations in 2014.

Noninterest expense for 2013 decreased $34.8 million, or 5%, compared to 2012. Excluding nonoperating expenses related primarily to the expense and efficiency initiative and merger-related activities, which totaled $38.0 million in 2013 and $51.1 million in 2012, noninterest expense decreased $21.7 million, or 3%, to $640.3 million in 2013 compared to 2012. The overall decrease is primarily related to cost savings realized from the successful integration of Whitney’s operations, including the impact of the core systems conversion and consolidations of the branch networks and back-office operations. Cost savings resulting from the Company’s expense and efficiency initiative began having a favorable effect in the last half of 2013 and continued into 2014.

Total personnel expense decreased $9.5 million, or 3%, in 2013 compared to the prior year. Full-time equivalent employees were 3,978 at December 31, 2013, compared to 4,235 at December 31, 2012.

Occupancy and equipment expense decreased by a combined $7.0 million in 2013 due to the decreases associated with the conversion and consolidations. Other expense categories that experienced declines from 2012 related to the conversion and consolidations included telecommunications and postage, printing and supplies and insurance expense.

ORE expense totaled $8.0 million in 2013, a $4.2 million, or 34%, decline from 2012 as the prior year included valuation losses on ORE acquired from Whitney and unreimbursed losses on covered loans moving through the foreclosure process.

Income Taxes

The Company provided for income tax expense at an effective rate of 27% in 2014, 24% in 2013 and 23% in 2012. Management expects the effective tax rate for 2015 to be in the range of 27% to 29%. Hancock’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and its participation in programs that award tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (QZAB), Qualified School Construction Bonds (QSCB), as well as Federal and State New Market Tax Credit (NMTC) and Low-Income Housing Tax Credit (LIHTC) programs. The investments generate tax credits which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes. Table 5 reconciles reported income tax expense to that computed at the statutory federal tax rate for each year in the three-year period ended December 31, 2014.

TABLE 5. Income Taxes

	Years Ended December 31,
(In thousands)	2014	2013	2012
Taxes computed at statutory rate	$84,766	$75,553	$69,074
Tax credits:
QZAB/QSCB	(3,171)	(3,176)	(3,368)
NMTC—Federal and State	(12,954)	(10,594)	(7,742)
LIHTC	(452)	(925)	(1,677)
Other tax credits	—	(1,048)	(874)

Total tax credits	(16,577)	(15,743)	(13,661)
State income taxes, net of federal income tax benefit	4,649	2,352	(78)
Tax-exempt interest	(6,301)	(6,487)	(7,127)
Bank owned life insurance	(3,554)	(3,926)	(4,005)
Goodwill reduction related to asset sale	1,112	—	—
Other, net	2,370	761	1,410

Income tax expense	$66,465	$52,510	$45,613

The Company invests in Federal NMTC projects related to tax credit allocations that have been awarded to its wholly-owned Community Development Entity (CDE) as well as projects that utilize credits awarded to unrelated CDEs. From 2008 through 2014, the Company’s CDE was awarded three allocations totaling $148 million. These awards are expected to generate tax credits totaling $57.7 million over their seven-year compliance periods.

The Company intends to continue making investments in tax credit projects, though its ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits. Based only on tax credit investments that have been made to date, the Company expects to realize tax credits over the next three years totaling $12.9 million, $10.1 million and $9.0 million for 2015, 2016 and 2017, respectively.

SEGMENT REPORTING

On March 31, 2014, the Company combined its two state bank charters into one charter. Due to the charter change and consistent with its stated strategy that is focused on providing a consistent package of community banking products and services throughout a contiguous market area, the Company has identified its overall banking operations as its only reportable segment. Please see Note 18 for further information.

BALANCE SHEET ANALYSIS

Investment Securities

Our investment in securities was $3.8 billion at December 31, 2014, compared to $4.0 billion at December 31, 2013. The investment security portfolio is managed by ALCO to assist in the management of interest rate risk and liquidity while providing an acceptable rate of return to the Company.

Our securities portfolio consists mainly of residential mortgage-backed securities and CMOs that are issued or guaranteed by U.S. government agencies. We invest only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two and five. At December 31, 2014, the average maturity of the portfolio was 4.38 years with an effective duration of 3.51 and a weighted-average yield of 2.29%. At December 31, 2013, the average maturity of the portfolio was 3.97 years with an effective duration of 3.93 and a weighted-average yield of 2.28%.

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

At December 31, 2014, securities available for sale totaled $1.6 billion and securities held to maturity totaled $2.2 billion compared to $1.4 billion and $2.6 billion, respectively, at December 31, 2013. During the third quarter of 2013, approximately $1.0 billion of securities available for sale were reclassified as securities held to maturity. See Note 2 to the consolidated financial statements for further discussion of this reclassification.

The amortized cost of securities at December 31, 2014 and 2013 was as follows:

TABLE 6. Securities by Type

	December 31,
(in thousands)	2014	2013
Available for sale securities
U.S. Treasury and government agency securities	$300,207	$504
Municipal obligations	13,995	35,809
Mortgage-backed securities	1,217,293	1,262,633
CMOs	88,093	96,369
Corporate debt securities	3,500	3,500
Equity securities	8,673	9,965

	$1,631,761	$1,408,780

Held to maturity securities
U.S. Treasury and government agency securities	$—	$100,000
Municipal obligations	180,615	193,189
Mortgage-backed securities	899,923	1,003,327
CMOs	1,085,751	1,314,836

	$2,166,289	$2,611,352

Securities are classified according to their final contractual maturities without consideration of scheduled and unscheduled principal amortization, potential prepayments or call options. Accordingly, actual maturities will differ from their reported contractual maturities. The expected average maturity years presented in the tables includes scheduled principal payments and assumptions for prepayments.

The amortized cost, yield and fair value of debt securities at December 31, 2014, by final contractual maturity, were as follows:

TABLE 7. Debt Securities—Maturities by Type

	Contractual Maturity
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Expected Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$300,034	$108	$65	$—	$300,207	$300,508	1.52%	0.1
Municipal obligations	1,250	12,745	—	—	13,995	14,176	2.47%	1.9
Mortgage-backed securities	—	51,743	236,396	929,154	1,217,293	1,245,564	2.76%	4.8
CMOs	—	88,093	—	—	88,093	86,864	1.90%	3.6
Other debt securities	2,000	1,500	—	—	3,500	3,500	1.78%	0.7

Total debt securities	$303,284	$154,189	$236,461	$929,154	$1,623,088	$1,650,612	2.47%	3.8

Fair Value	$303,589	$154,534	$244,535	$947,954	$1,650,612

Weighted Average Yield	1.53%	2.20%	3.04%	2.69%	2.47%

Held to maturity
Municipal obligations	$13,775	$83,995	$75,010	$7,835	$180,615	$182,887	3.93%	5.6
Mortgage-backed securities	—	—	21,831	878,092	899,923	923,658	1.81%	5.8
CMOs	155,842	369,357	18,907	541,645	1,085,751	1,079,795	2.20%	3.9

Total debt securities	$169,617	$453,352	$115,748	$1,427,572	$2,166,289	$2,186,340	2.17%	4.8

Fair Value	$170,786	$446,039	$115,194	$1,454,320	$2,186,340

Weighted Average Yield	2.28%	2.27%	2.80%	2.08%	2.17%

Loan Portfolio

Total loans at December 31, 2014 were $13.9 billion, an increase of $1.6 billion, or 13%, from December 31, 2013. During 2014, net growth occurred in each loan category. All markets across the franchise reported growth during the year, with south Louisiana, Houston, and central Florida generating approximately two-thirds of the Company’s net loan growth.

The composition of our loan portfolio distinguished among loans originated, acquired and FDIC acquired for the periods indicated, follows:

Table 8. Loans Outstanding by Type

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Originated loans:
Commercial non-real estate	$5,917,728	$4,113,837	$2,713,385	$1,525,409	$1,046,431
Construction and land development	1,073,964	752,381	665,673	540,806	495,590
Commercial real estate	2,428,195	2,022,528	1,548,402	1,259,757	1,231,414
Residential mortgages	1,704,770	1,196,256	827,985	487,147	366,183
Consumer	1,685,542	1,409,130	1,351,776	1,074,611	1,008,395

Total originated loans	$12,810,199	$9,494,132	$7,107,221	$4,887,730	$4,148,013

Acquired loans:
Commercial non-real estate	$120,137	$926,997	$1,690,643	$2,236,758	$—
Construction and land development	21,123	142,931	295,151	603,371	—
Commercial real estate	688,045	967,148	1,279,546	1,656,515	—
Residential mortgages	2,378	315,340	486,444	734,669	—
Consumer	985	119,603	202,974	386,540	—

Total acquired loans	$832,668	$2,472,019	$3,954,758	$5,617,853	$—

FDIC acquired loans:
Commercial non-real estate	$6,195	$23,390	$29,260	$38,063	$35,190
Construction and land development	11,674	20,229	28,482	118,828	157,267
Commercial real estate	27,808	53,165	95,146	82,651	181,873
Residential mortgages	187,033	209,018	263,515	285,682	293,506
Consumer	19,699	52,864	99,420	146,219	141,315

Total FDIC acquired loans	$252,409	$358,666	$515,823	$671,443	$809,151

Total loans:
Commercial non-real estate	$6,044,060	$5,064,224	$4,433,288	$3,800,230	$1,081,621
Construction and land development	1,106,761	915,541	989,306	1,263,005	652,857
Commercial real estate	3,144,048	3,042,841	2,923,094	2,998,923	1,413,287
Residential mortgages	1,894,181	1,720,614	1,577,944	1,507,498	659,689
Consumer	1,706,226	1,581,597	1,654,170	1,607,370	1,149,710

Total loans	$13,895,276	$12,324,817	$11,577,802	$11,177,026	$4,957,164

Originated loans include all loans not included in the acquired and FDIC acquired loan portfolios described below. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011, including loans that were performing satisfactorily at the date (acquired-performing) and loans acquired with evidence of credit deterioration (acquired-impaired). Acquired-performing loans are transferred to originated loans at the time the purchase accounting discount is fully accreted. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. Certain differences in the accounting for originated loans and for acquired performing and acquired impaired loans (which include all FDIC acquired loans) are described in Note 3 to the consolidated financial statements.

FDIC acquired loans are loans acquired in the December 2009 acquisition of Peoples First, which were covered by loss share agreements between the FDIC and the Company. Total FDIC acquired loans at December 31, 2014 were down $106 million from December 31, 2013. These reductions reflect repayments, charge-offs and foreclosures. The non-single family loss share agreement expired at December 31, 2014. As of December 31, 2014, $196.7 million in loans remain covered by the FDIC single family loss share agreement, providing considerable protection against credit risk. The FDIC acquired portfolio will continue to decline over time.

Originated commercial non-real estate loans were up $1.8 billion since December 31, 2013. The net increase reflected activity with both new and existing customers, including certain activity with relationships acquired in the Whitney acquisition, as well as transfers from the acquired-performing loan portfolio. While most markets across the Company’s footprint reported commercial non-real estate growth, the most significant activity was concentrated in the Company’s market areas in Louisiana, Houston, Texas, and central Florida.

The Company’s commercial non-real estate customer base is diversified over a range of industries, including oil and gas (O&G), wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production. Loans outstanding to O&G industry customers totaled approximately $1.7 billion at December 31, 2014. $1.07 billion, or 62%, of the O&G portfolio is with customers who provide transportation and other onshore and offshore services and products to support exploration and production activities. The remaining $648 million, or 38%, is to customers engaged in O&G exploration and production, 90% of which is supported by proved developed producing reserves. These customers are diversified across 12 primary basins in the U.S. and the Gulf of Mexico and by product line with approximately 60% in oil and 40% in gas. Our commercial non-real estate lending is mainly to middle-market and smaller commercial entities, although we occasionally participate in larger shared-credit loan facilities with businesses well known to the relationship officers and operating in the Company’s market areas. Shared credits funded at December 31, 2014 totaled approximately $1.8 billion, of which approximately $1 billion was with O&G customers.

During the fourth quarter, the Company reviewed all energy credits $1 million and greater, and applied stress test modeling to the various segments of the energy related portfolio. Based on current conditions no additional reserve build was required for the energy portfolio at December 31, 2014. Should pricing pressures on oil continue, there may be some downward pressure on risk ratings of individual credits that could lead to additional provision expense in future quarters. However, this will depend on the severity and duration of this low ebb of the cycle. Management believes that although downgrades may occur, they do not foresee significant additional losses at this stage.

Originated construction and development (C&D) and commercial real estate (CRE) loans, which include loans on both income-producing and owner-occupied properties, increased a combined $727 million during 2014, with $282 million of net growth in the fourth quarter. This increase reflects the funding of existing commitments as well as new business across the Company’s footprint and covers a variety of retail, multi-family residential, commercial and other projects.

Originated residential mortgages were up $509 million during 2014, and originated consumer loans increased $276 million over this period. The increase in mortgage loans is due to the Company’s desire to keep mortgage loans meeting certain criteria, such as private banking loans and one-time close construction loans in its portfolio.

The portfolio of acquired Whitney loans has declined $1.6 billion since December 31, 2013, with an $807 million decline in the commercial non-real estate category, $401 million in the C&D and CRE categories, and $432 million in the residential mortgage and consumer loans categories. These declines reflect maturities, monthly amortization and transfers of acquired performing loans to the originated category. There were no significant trends underlying the reduction in the commercial non-real estate category, and, as noted earlier, the Company continues its relationship with many of the commercial customers who have paid down their loans since the acquisition. Other reductions in acquired C&D and CRE categories as well as the residential mortgage and consumer categories reflected mainly normal repayment and refinancing activity.

The following table shows average loans by category for each of the prior three years and the effective taxable-equivalent yield the percentage of total loans:

Table 9. Average Loans

	Years Ended December 31,
	2014			2013			2012
($ in thousands)	Balance	Yield (te)	Pct of total	Balance	Yield (te)	Pct of total	Balance	Yield (te)	Pct of total
Total loans:
Commercial non-real estate	$5,401,992	3.68%	41%	$4,612,208	4.08%	39%	$4,000,744	4.61%	36%
Construction and land development	1,047,753	6.44%	8%	965,237	8.91%	8%	1,157,064	7.23%	10%
Commercial real estate	3,058,355	5.36%	24%	2,899,317	5.50%	25%	2,897,317	6.25%	26%
Residential mortgages	1,791,859	4.61%	14%	1,638,103	6.16%	14%	1,532,178	7.11%	14%
Consumer	1,638,910	5.78%	13%	1,585,353	6.51%	14%	1,651,387	6.99%	15%

Total loans	$12,938,869	4.71%	100%	$11,700,218	5.45%	100%	$11,238,690	6.00%	100%

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio:

TABLE 10. Loans Maturities by Type

December 31, 2014	Maturity Range
(in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Total loans:
Commercial non-real estate	$1,511,183	$3,456,993	$1,075,884	$6,044,060
Construction and land development	476,303	410,854	219,604	1,106,761
Commercial real estate	361,942	1,598,189	1,183,917	3,144,048
Residential mortgage loans	116,455	92,058	1,685,668	1,894,181
Consumer loans	117,491	682,583	906,152	1,706,226

Total loans	$2,583,374	$6,240,677	$5,071,225	$13,895,276

The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is shown below:

TABLE 11. Loans Sensitivity to Changes in Interest Rates

	December 31, 2014
(in thousands)	Fixed rate	Floating rate	Total
Total loans:
Commercial non-real estate	$1,722,980	$2,809,897	$4,532,877
Construction and land development	263,094	367,364	630,458
Commercial real estate	1,832,870	949,236	2,782,106
Residential mortgage loans	1,029,394	748,332	1,777,726
Consumer loans	808,721	780,014	1,588,735

Total loans	$5,657,059	$5,654,843	$11,311,902

Nonperforming Assets

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed. In the following table, commercial loans encompass commercial non-real estate loans, construction and land development loans and commercial real estate loans.

In the following discussion and tables, certain disaggregated information was not available for the commercial non-real estate, construction and land development and commercial real estate loan categories for years prior to 2012. In these instances, combined information for these categories is provided under the caption “commercial loans.”

TABLE 12. Nonperforming Assets

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Loans accounted for on a nonaccrual basis:
Commercial loans	$—	$—	$—	$73,255	$92,296
Commercial non-real estate loans	14,248	8,705	21,511	—	—
Commercial non-real estate loans—restructured	1,263	4,654	1,756	—	—

Total commercial non-real estate loans	15,511	13,359	23,267	73,255	92,296

Construction and land development loans	5,187	8,770	29,623	—	—
Construction and land development loans—restructured	2,378	7,930	11,608	—	—

Total construction and land development loans	7,565	16,700	41,231	—	—

Commercial real estate loans	26,017	37,369	46,969	—	—
Commercial real estate loans—restructured	2,602	3,091	1,050	—	—

Total commercial real estate loans	28,619	40,460	48,019	—	—

Residential mortgage loans	21,348	22,255	17,285	25,043	21,489
Residential mortgage loans—restructured	746	—	1,364	—	409

Total residential mortgage loans	22,094	22,255	18,649	25,043	21,898

Consumer loans	5,748	6,912	6,449	4,972	6,791

Total nonaccrual loans	$79,537	$99,686	$137,615	$103,270	$120,985

Total restructured loans—still accruing
Commercial loans		—	—	12,812	3,301
Commercial non-real estate loans	424	2,323	6,722	—	—
Construction and land development loans	4,905	3,298	6,236	—	—
Commercial real estate loans	3,580	3,144	2,930	—	—
Residential mortgage loans	54	507	549	1,191	629
Consumer loans	8	—	—	—	—
Total restructured loans—still accruing	8,971	9,272	16,437	14,003	3,930

ORE and foreclosed assets	59,569	76,979	102,072	159,751	33,277

Total nonperforming assets*	$148,077	$185,937	$256,124	$277,024	$158,192

Loans 90 days past due still accruing	$4,825	$10,387	$13,244	$5,880	$1,492

Ratios:
Nonperforming assets to loans plus
ORE and foreclosed assets	1.06%	1.50%	2.19%	2.44%	3.17%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	137.96%	111.97%	81.40%	101.40%	64.87%
Loans 90 days past due still accruing to loans	0.03%	0.08%	0.11%	0.05%	0.03%

*	Includes total nonaccrual loans, total restructured loans—still accruing and ORE and foreclosed assets

Nonperforming assets totaled $148.1 million at December 31, 2014, compared to $185.9 million at December 31, 2013. Nonperforming assets as a percent of total loans and ORE and foreclosed assets was 1.06% at December 31, 2014, compared to 1.50% at December 31, 2013. Nonperforming loans exclude loans from the Whitney and Peoples First acquired credit-impaired portfolios that are accreting interest income.

Nonaccrual loans were $79.5 million at December 31, 2014, a decrease of $20.1 million from December 31, 2013. The majority of the decrease occurred in commercial real estate and construction and land development loans. FDIC acquired loans accounted for using the cost recovery method and reported as nonaccrual totaled $2.1 million and $3.5 million at December 31, 2014 and 2013, respectively. Acquired-performing loans subsequently placed in nonaccrual status totaled $6.1 million at December 31, 2014 and $21.8 million at December 31, 2013.

Loans modified in troubled debt restructurings (TDRs) totaled $16.0 million at December 31, 2014 compared to $24.9 million at December 31, 2013. These totals included $7.0 million and $15.7 million, respectively, of loans reported in nonaccrual loans. TDRs arise when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Certain loans modified in a TDR may continue to accrue interest, depending on the individual facts and circumstances of the borrower.

ORE and foreclosed assets decreased a net $17.4 million during 2014 totaling $59.6 million at year end. At December 31, 2014, the Company’s balance of ORE and foreclosed properties included approximately $17 million from the transfer of branches closed as a result of the Company’s ongoing branch rationalization initiative and $7 million in properties covered under the FDIC single family loss share agreement. The decrease from the prior year are a result of a stable to improving economy that has allowed the Company to dispose of ORE and foreclosed assets at a rate faster than new foreclosures have occurred.

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

At December 31, 2014, the allowance for loan losses was $128.8 million compared with $133.6 million at December 31, 2013. The $4.9 million decrease is comprised of a $17.6 million increase in the allowance for loans in originated and acquired portfolios offset by a $22.5 million decrease in the impairment reserve on the FDIC acquired portfolio. The increase in the allowance for loans in the originated and acquired portfolio is due to a combination of a $1.7 billion increase in the portfolio balance and a $69 million increase in commercial non-real estate loans classified as substandard (see Note 3 to the consolidated financial statement). This increase in substandard loans is attributable to a small number of loans, primarily located in Louisiana and on the Mississippi Gulf Coast that were downgraded for specific reasons related to the individual credit. Management believes these downgrades are isolated and not indicative of any deteriorating credit trend related to a specific industry or geography. The decrease in the impairment reserve for the FDIC acquired portfolio is due to an increase in the expected cash flows from the portfolio.

The ratio of the allowance for loan losses as a percent of period-end loans was 0.93% at December 31, 2014, compared to 1.08% at December 31, 2013. The ratio of the allowance for loan losses as a percent of period-end loans for the originated and acquired portfolio increased 5 bps from December 31, 2013, to December 31, 2014, while the ratio of the impairment reserve to as a percent of period-end loans for the FDIC acquired portfolio decreased 269 bps from 14.8% at December 31, 2013 to 12.1% at December 31, 2014.

As explained in Note 1 to the consolidated financial statements, one item that management considers in estimating its allowance for loans is current business and economic conditions. During the second half of 2014, the price of West Texas Intermediate crude oil decreased from approximately $106 per barrel on June 30, 2014, to approximately $53 per barrel on December 31, 2014, potentially negatively impacting the Company’s $1.7 billion oil and gas (O&G) portfolio. As a result of this price decrease, management completed an in-depth analysis of its O&G loan portfolio during the fourth quarter of 2014 in an effort to both understand the potential impact the price decrease has on its customers and determine if any additional allowance was needed specifically for the O&G portfolio.

As part of the analysis, management reviewed all energy credits $1 million and greater and stress tested various segments of the energy related portfolio. Further, as it relates to the Reserve Based Lending Portfolio, the review exercise included a review of customers’ balance sheets, leverage ratios, collateral values, hedges in place, the break-even extraction costs in basins where business was being conducted and historical performance through previous cycles. Management has concluded that no additional reserves are required for the energy portfolio at December 31, 2014. Should pricing pressures on oil continue, there could be some downward pressure on risk ratings that could lead to additional provision expense in future periods. However, this will depend on the severity and duration of this cycle. Management believes that although downgrades may occur, they do not foresee significant additional losses at this stage.

The Company recorded a total provision for loan losses during 2014 of $33.8 million, compared to $32.7 million in 2013. The majority of the provision in both years was for non-FDIC acquired loans, $34.8 million in 2014, compared to $25.3 million in 2013. The Company recorded a $20 million decrease in impairment expense on certain pools of FDIC acquired loans, with a related decrease of $19.1 million in the FDIC loss share receivable. The net impact on provision expense from the FDIC acquired portfolio was a $1.0 million credit in 2014, compared to $7.5 million expense in 2013.

Net charge-offs from the non-FDIC acquired loan portfolio during 2014 were $17.1 million, or 0.13%, of average total loans. This compares to net non-FDIC acquired charge-offs of $24.3 million, or 0.21% of average total loans, for the year ended December 31, 2013. Net charge-offs on the FDIC acquired portfolio totaled $2.5 million in 2014 compared to $2.4 million in 2013.

The following table sets forth activity in the allowance for loan losses for the periods indicated. In the tables, commercial loans encompass commercial non-real estate loans, construction and land development loans and commercial real estate loans for years where the detail is not available.

TABLE 13. Summary of Activity in the Allowance for Loan Losses

	At and For The Years Ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of period	$133,626	$136,171	$124,881	$81,997	$66,050

Loans charged-off:
Non-FDIC acquired loans:
Commercial	—	—	42,277	43,654	39,393
Commercial non real estate	6,813	6,671	—	—	—
Construction and land development	4,770	10,312	—	—	—
Commercial real estate	3,579	5,525	—	—	—
Residential mortgages	2,285	2,297	6,275	2,634	4,615
Consumer	14,055	18,094	16,208	12,500	14,258

Total non-FDIC acquired charge-offs	31,502	42,899	64,760	58,788	58,266

FDIC acquired loans:
Commercial	—	—	29,947	11,100	—
Commercial non real estate	221	1,071	—	—	—
Construction and land development	148	1,244	—	—	—
Commercial real estate	5,350	4,414	—	—	—
Residential mortgages	1,008	1,532	—	—	—
Consumer	1,270	1,250	1,094	375	—

Total FDIC acquired charge-offs	7,997	9,511	31,041	11,475	—

Total charge-offs	39,499	52,410	95,801	70,263	58,266

Recoveries of loans previously charged-off:
Non-FDIC acquired loans:
Commercial	—	—	5,375	20,006	3,491
Commercial non real estate	3,047	5,790	—	—	—
Construction and land development	4,000	1,676	—	—	—
Commercial real estate	1,678	3,359	—	—	—
Residential mortgages	644	1,936	324	1,091	740
Consumer	5,014	5,829	4,030	3,887	3,353

Total non-FDIC acquired recoveries	14,383	18,590	9,729	24,984	7,584

FDIC acquired loans:
Commercial	—	—	4,894	—	—
Commercial non real estate	485	90	—	—	—
Construction and land development	3,138	735	—	—	—
Commercial real estate	1,441	6,158	—	—	—
Residential mortgages	1	13	—	—	—
Consumer	431	160	78	—	—

Total FDIC acquired recoveries	5,496	7,156	4,972	—	—

Total recoveries	19,879	25,746	14,701	24,984	7,584

Net charge-offs—non-FDIC acquired	17,119	24,309	55,031	33,804	50,682
Net charge-offs—FDIC acquired	2,501	2,355	26,069	11,475	—

Total net charge-offs	19,620	26,664	81,100	45,279	50,682

Provision for loan losses before FDIC benefit—FDIC acquired	(20,010)	(1,160)	41,021	52,437	672
(Benefit) attributable to FDIC loss share agreement	19,084	8,615	(38,198)	(49,431)	(638)
Provision for loan losses non-FDIC acquired loans	34,766	25,279	51,369	35,726	65,957

Provision for loan losses, net	33,840	32,734	54,192	38,732	65,991
(Decrease) increase in FDIC loss share receivable	(19,084)	(8,615)	38,198	49,431	638

Allowance for loan losses at end of period	$128,762	$133,626	$136,171	$124,881	$81,997

Ratios:
Gross charge-offs—non-FDIC acquired to average loans	0.24%	0.37%	0.57%	0.69%	1.16%
Recoveries—non-FDIC acquired to average loans	0.11%	0.16%	0.09%	0.29%	0.15%
Net charge-offs—non-FDIC acquired to average loans	0.13%	0.21%	0.49%	0.40%	1.01%
Allowance for loan losses to period-end loans	0.93%	1.08%	1.18%	1.12%	1.65%

An allocation of the loan loss allowance by major loan category is set forth in the following table. The increase in the allowance for commercial non real estate loans is attributable to the portfolio growth and risk rating changes discussed above. The changes in the allowance allocated to the residential mortgage and consumer categories in 2012 and 2013 reflect mainly changes in the estimate of impairment on pools of FDIC acquired loans within these categories.

TABLE 14. Allocation of Loan Loss by Category

	2014		2013		December 31, 2012		2011		2010
($ in thousands)	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance
Total loans:
Commercial	$—	—	$—	—	$77,969	72	$78,414	72	$56,859	63
Commercial non real estate	51,169	40	37,017	28	—	—	—	—	—	—
Construction and land development	6,421	5	8,845	7	—	—	—	—	—	—
Commercial real estate	21,082	16	31,612	23	—	—	—	—	—	—
Residential mortgages	28,660	22	34,881	26	39,080	14	13,918	14	4,626	14
Consumer	21,430	17	21,271	16	19,122	14	32,549	14	20,512	23

	$128,762	100	$133,626	100	$136,171	100	$124,881	100	$81,997	100

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, increased $534.1 million from December 31, 2013 to a total of $802.9 million at December 31, 2014. The increase occurred in interest-bearing bank deposits. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.

Deposits

Total deposits at December 31, 2014 were $16.6 billion, up $1.2 billion, or 8%, from December 31, 2013 with increases in several categories as the Bank embarked on a deposit growth initiative in the second quarter of 2014. Noninterest-bearing demand deposits (DDAs) at December 31, 2014 totaled $5.9 billion, a $415 million, or 8%, increase from the prior year-end. The proportion of DDAs in the overall deposit mix remained at 36% at the end of both 2014 and 2013. Interest-bearing transaction and savings accounts increased $369 million, or 6%, primarily due to an increase in business money market accounts. Interest-bearing public fund deposits at December 31, 2014 increased $411 million, or 26%, compared to December 31, 2013 as a direct result of one component of the Company’s deposit growth initiatives, which specifically targeted these deposits. Seasonal cash inflows to public entities in the fourth quarter of each year, typically results in higher balances than at other times during the year with subsequent reductions beginning in the first quarter of the following year. Average total deposits for 2014 compared to the prior year were up $283 million, or 2%. Increases in the other deposit categories far surpassed the decrease in time deposits, which continue to decline in the current low rate environment. Management expects customers will continue to hold funds in no or low-cost transaction accounts until rates begin to rise.

Table 15 shows average balances and weighted-average rates paid on deposits for each year in the three-year period ended December 31, 2014 as well as the percentage of total deposits for each category. Table 16 shows the maturities of time certificates of deposits at December 31, 2014.

TABLE 15. Average Deposits

	2014			2013			2012
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$3,297.6	0.13%	21%	$3,441.1	0.13%	22%	$3,300.1	0.17%	22%
Money market deposits	2,676.6	0.18	17	2,258.5	0.18	15	2,385.2	0.22	16
Savings deposits	1,619.0	0.02	11	1,600.0	0.02	11	1,508.4	0.04	10
Overnight treasury management deposits	417.0	0.28	3	386.0	0.28	3	167.9	0.29	1
Time deposits (including Public Funds CDs)	1,748.0	0.69	11	2,037.7	0.69	13	2,497.2	0.84	16

Total interest-bearing deposits	9,758.2	0.25%	63	9,723.3	0.25%	64	9,858.8	0.33%	65

Noninterest-bearing demand deposits	5,641.8		37	5,394.2		36	5,251.4		35

Total deposits	$15,400.0		100%	$15,117.5		100%	$15,110.2		100%

TABLE 16. Maturity of Time Certificates of Deposit greater than or equal to $250,000*

(in thousands)	December 31 2014
Three months	$120,514
Over three months through six months	108,531
Over six months through one year	128,064
Over one year	161,687

Total	$518,796

*	Includes public fund time deposits

Short-Term Borrowings

The following table sets forth certain information concerning our short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank (FHLB). Customer repurchase agreements are a significant source of such borrowings in each year. These agreements are offered mainly to commercial customers to assist them with their ongoing cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.

The weighted-average interest rate paid on securities sold under agreements to repurchase decreased 31 bps from 0.58% in 2013 to 0.27% in 2014. This decrease is primarily attributable to the June 2014 early redemption of $115 million in fixed rate repurchase obligations with an average rate of 3.43%. The early redemption reduced borrowing costs by approximately $1.8 million during the second half of 2014.

TABLE 17. Short-Term Borrowings

	Years Ended December 31,
($ in thousands)	2014	2013	2012
Federal funds purchased:
Amount outstanding at period-end	$12,000	$7,725	$25,704
Average amount outstanding during period	12,196	32,960	30,137
Maximum amount at any month-end during period	12,000	37,320	33,964
Weighted-average interest at period-end	0.13%	0.13%	0.37%
Weighted-average interest rate during period	0.25%	0.22%	0.22%

Securities sold under agreements to repurchase:
Amount outstanding at period-end	$624,573	$650,235	$613,429
Average amount outstanding during period	688,704	763,259	760,938
Maximum amount at any month-end during period	816,617	797,615	1,005,014
Weighted-average interest at period-end	0.03%	0.64%	0.72%
Weighted-average interest rate during period	0.27%	0.58%	0.78%

FHLB borrowings:
Amount outstanding at period-end	$515,000	$—	$—
Average amount outstanding during period	304,781	9,863	32,571
Maximum amount at any month-end during period	565,000	—	—
Weighted-average interest at period-end	0.12%	—	—
Weighted-average interest rate during period	0.15%	0.18%	0.16%

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

A substantial majority of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to their customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support.

The following table shows the commitments to extend credit and letters of credit at December 31, 2014 and 2013 according to expiration date.

TABLE 18. Loan Commitments and Letters of Credit

		Expiration Date
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
December 31, 2014
Commitments to extend credit	$5,700,546	$2,727,328	$1,115,936	$1,311,249	$546,033
Letters of credit	414,408	254,295	58,490	98,140	3,483

Total	$6,114,954	$2,981,623	$1,174,426	$1,409,389	$549,516

		Expiration Date
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
December 31, 2013
Commitments to extend credit	$5,234,929	$2,655,094	$1,095,854	$982,599	$501,382
Letters of credit	422,284	303,780	31,299	83,812	3,393

Total	$5,657,213	$2,958,874	$1,127,153	$1,066,411	$504,775

ENTERPRISE RISK MANAGEMENT

The risk philosophy of the Company is to proactively manage risks to capture opportunities and maximize shareholder value. The Company balances revenue generation and profitability with the inherent risks of its business activities. Enterprise risk management helps protect shareholder value by assessing, monitoring, and managing the risks associated with our businesses. Strong risk management practices enhance decision-making, facilitate successful implementation of new initiatives, and, where appropriate, support acceptance of greater levels of well-managed risk to drive growth and achieve strategic objectives. The Company’s risk management culture integrates a board-approved risk appetite with senior management direction and governance to facilitate the execution of the Company’s strategic plan. This integration ensures the daily management of risks by business lines and continuous corporate monitoring of the levels of risk in each business line and across the Company. The Company makes changes to its enterprise risk management program and risk governance framework as described here at the direction of senior management and the Board of Directors to capture opportunities and to respond to changes in its strategic, business, and operational environments.

Risk Categories and Definitions

Consistent with other participants in the financial services industry, the primary risk exposures of the Company are credit, market, liquidity, operational, legal, reputational, and strategic. The Company has adopted these seven risk categories as outlined by the Federal Reserve Board and other bank regulators to govern the risk management of banks and bank holding companies. The company assigns oversight responsibility for these categories within its risk committee governance structure. The risk categories are:

•	Credit risk arises from a borrower or counterparty’s failure or inability to perform or repay an obligation.

•	Market risk resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, or equity prices.

•

Liquidity risk arising from our inability to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding, or from an inability to easily unwind or offset specific exposures without significantly lowering market prices on our products because of inadequate market depth or market disruptions.

•	Operational risk arising from inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes that result in unexpected losses.

•	Legal risk arising from unenforceable contracts, lawsuits, or adverse judgments that disrupt or otherwise negatively affect the operations or condition of the Company.

•

Reputational risk arising from negative publicity about the Company’s business practices, whether true or not, may cause a decline in the customer base, costly litigation, or revenue reductions. The Company also recognizes its reputation with shareholders and associates are important factors of reputational risk.

•

Strategic risk to current or anticipated earnings, capital or the Company’s value arising from adverse business decisions, improper implementation of those decisions, or lack of responsiveness to change in the banking industry and operating environment.

Risk Committee Governance Structure

Effective risk management governance requires active oversight, participation, and interaction by senior management and the board of directors. Our enterprise risk management framework uses a tiered risk/reward committee structure to facilitate the timely discussion of significant risks, issues and risk mitigation strategies to inform management and the Board’s decision making. Additionally, the committee structure provides ongoing oversight and facilitates escalation within assigned portfolios. Risk committees exist at the board, governance and asset portfolio levels.

•

Board committees. The Company’s Board of Directors has established a Board Risk Committee and Credit Risk Management Subcommittee to oversee the effective establishment of a risk governance framework, independent Loan Review assurance function, ensure the corporate risk profile is within its risk appetite, and direct changes or make recommendations to the Board of Directors when determined necessary. Additionally, the Board of Directors has established an Audit Committee to provide independent assurance on the effectiveness of these matters and the Company’s internal control environment. The Board Risk Committee is chaired by an independent director who meets the risk management qualifications outlined in the Dodd-Frank Act.

•

Governance committees. The Capital Committee (CAPCO) of the Company serves as the senior level management risk/reward committee and oversees the business strategy, organizational structure, capital planning, and liquidity strategies for the Company. CAPCO directly oversees the strategic and reputation risk categories, which include litigation strategy and the development of Stress Testing capabilities within the Company’s risk governance framework. CAPCO drives business strategy development and execution, provides corporate financial oversight, and is responsible for portfolio risk committee oversight. They provide oversight of the portfolio risk/reward committees to ensure tactics to address business strategy changes are properly vetted and adopted, and protect the company’s reputation.

•

Portfolio committees. The Company has three portfolio risk/reward committees focusing on credit (CREDCO), market and liquidity (ALCO), and operational and legal (OPCO) risk categories. These committees review and monitor the risk categories in a portfolio context ensuring risk assessment and management processes are being effectively executed to identify and manage risk, and direct changes or escalation when needed. The committees also monitor the risk portfolios for changes to the Company’s risk profile as well as ensure the risk portfolio is performing within the board-approved risk appetite. Portfolio committees report to CAPCO.

Risk Leadership and Organization

The risk management function of the Company, which includes the Chief Risk Officer, is led by the President of Whitney Bank. The Chief Risk Officer provides overall vision, direction and leadership regarding our enterprise risk management program. The Chief Risk Officer exercises independent judgment and reporting of risk through a direct working relationship with the Board Risk Committee, and the Credit Review Manager has the same role with the Credit Risk Management Subcommittee. The functional areas reporting to the Chief Risk Officer are the enterprise risk management program office, operational risk management, model validation, loan review, regulatory relations, legal, corporate insurance and the enterprise-wide compliance program. The Chief Risk Officer also works closely with the Chief Internal Auditor to provide assurance to the board and senior management regarding risk management controls and their effectiveness. The Chief Internal Auditor reports to the Board’s Audit Committee to assure independence of the internal audit function.

Credit Risk

The Bank’s primary lending focus is to provide commercial, consumer, and real estate loans to consumers, to small and middle market businesses, to corporate clients in their respective market areas, and to state, county, and municipal government entities. Diversification in the loan portfolio is a means to reduce the risks associated with economic fluctuations. The Bank has no significant concentrations of loans to individual borrowers or foreign entities.

The Bank monitors real estate lending concentrations throughout the year, and currently does not have a commercial real estate concentration, as defined by interagency guidelines. In light of the prevailing national housing market recovery, improving local market demand, favorable price appreciation in many markets, and positive (albeit slow) economic growth, the Company has begun to increase its exposure to residential construction/development lending; however, these lending activities will continue to be closely monitored for any potential signs of market weakness.

Managing collateral is an essential component of managing the Bank’s real estate-related credit risk exposure. For real estate-secured loans, third party valuations are obtained at the time of origination, and updated if it is determined that the collateral value has deteriorated or if the loan is deemed to be a problem loan. Property valuations are ordered through, and reviewed by, the Banks’ appraisal department. The property valuation, along with anticipated selling costs, are used to determine if there is loan impairment, leading to a recommendation for partial charge off or appropriate allowance allocation.

The Bank maintains an active Credit Review function to help ensure that developing credit concerns are identified and addressed in a timely manner. Further, an active Watch List Review process is in place as part of the Bank’s problem loan management strategy, and a list of loans 90 days past due and still accruing is reviewed with management (including the Chief Credit Officer) at least monthly. Recommendations flow from all of the above activities with the goal of recognizing nonperforming loans and determining the appropriate accrual status.

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

IRR on the Company’s balance sheet consists of re-price, option, yield curve, and basis risks. Re-price risk results from differences in the maturity or re-pricing of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Yield curve risk refers to the risk resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

ALCO manages our IRR exposures through pro-active measurement, monitoring, and management actions. ALCO strives to maintain levels of IRR within limits approved by the board of directors through a risk management policy that is designed to produce a stable net interest margin in periods of interest rate fluctuation. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its ALCO, which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

The Company utilizes an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform net interest income, economic value of equity, and GAP analyses. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months and 24 month periods. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 24 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

Net Interest Income at Risk

Net interest income at risk measures the risk of a change in earnings due to changes in interest rates. The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2014. Shifts are measured in 100 basis point increments in a range of as much as +500 bps (+ 300 through +100 bps presented in Table 19) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy, and the market value of certain assets. The base case scenario assumes that the current interest rate environment is held constant throughout the 24-month forecast period; the instantaneous shocks are performed against that yield curve.

TABLE 19. Net Interest Income (te) at Risk

Change in Interest Rates	Estimated Increase (Decrease) in NII
	Year 1	Year 2
(basis points)
+ 100	1.10%	3.26%
+ 200	2.76%	6.73%
+ 300	4.27%	9.79%

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

TABLE 20. Liquidity Metrics

	2014	2013	2012
Free securities / total securities	12.60%	21.81%	27.00%
Noncore deposits / total deposits	93.95%	94.57%	94.32%
Wholesale funds / core deposits	9.80%	7.19%	6.97%
Average loans / Average deposits	84.02%	77.56%	74.68%

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. As shown in Table 20 above, our ratios of free securities to total securities were 12.6% and 21.8%, respectively, at December 31, 2014 and 2013. Free securities represent securities that are not pledged for any purpose, and include unpledged securities assigned to short-term dealer repo agreements or to the Federal Reserve Bank discount window. Management has established an internal target for this ratio of 15%. Although the ratio is below target level at December 31, 2014 due to security pledging requirements for the seasonal increase in public fund deposits, management believes this shortfall is only temporary and the Company has sufficient free securities to meet its liquidity needs. The decrease in this ratio from the prior year is due to the increase in public funds that require pledging as well as the Company’s position to use repayments and maturities of the investment security portfolio to fund a portion of loan growth in 2014.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At December 31, 2014, deposits totaled $16.6 billion, an increase of $1.2 billion, or 8% from December 31, 2013. Core deposits represent total deposits less CDs of $250,000 or more, brokered deposits, and overnight treasury management deposits. Core deposits comprised a very healthy 93.95% of total deposits at December 31, 2014, down slightly from 94.57% a year earlier. The Company did not have any brokered deposits outstanding at December 31, 2014, and $60 million at December 31, 2013. The Company has established a minimum 50% target for the ratio of core deposits to total deposits.

The Company’s loan to deposit ratio (average loans outstanding divided by average deposits) was 77.56% for 2014, up from 77.40% in 2013 as the growth in average loans exceeded the growth in average deposits for the year. The loan to deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand. The Company has established an internal target for the loan to deposit ratio of 85%.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity to meet short-term funding requirements. Wholesale funds, which represent short-term borrowings and long-term debt, were 9.80% of core deposits at December 31, 2014 and 7.19% at December 31, 2013.

In addition to the sources of liquidity discussed above, the Bank has lines of credit with the FHLB that are secured by blanket pledges of certain mortgage loans. At December 31, 2014, the Bank had borrowed $515 million from the FHLB and had approximately $2.8 billion available under these lines. There were no borrowings outstanding from the FHLB at December 31, 2013. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $1.9 billion. The Company did not have any outstanding borrowings with the Federal Reserve at either December 31, 2014, or December 31, 2013.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for each of the three years in the period ended December 31, 2014.

Dividends received from the Bank have been the substantial source of funds available to the Company for the payment of dividends to our stockholders and for servicing any debt issued by the holding company. The liquidity management process recognizes the various regulatory provisions that can limit the amount of dividends that the Bank can distribute to the Company, as described in Note 10 to the consolidated financial statements. It is the Company’s policy to maintain cash or other unencumbered liquid assets at the holding company to provide liquidity sufficient to fund six quarters of anticipated stockholder dividends.

CONTRACTUAL OBLIGATIONS

The following table summarizes all significant contractual obligations at December 31, 2014, according to payments due by period. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits are in Table 16. Purchase obligations represent legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 21. Contractual Obligations

	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$435,638	$204,141	$163,379	$24,468	$43,650
Capital lease obligations	8	7	1	—	—
Operating lease obligations	82,037	13,074	22,942	17,718	28,303
Purchase obligations	98,514	51,834	30,380	13,123	3,177

Total	$616,197	$269,056	$216,702	$55,309	$75,130

CAPITAL RESOURCES

A strong capital position, which is vital to continued profitability, also promotes depositor and investor confidence and provides a solid foundation for future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $2.47 billion at December 31, 2014, up $47 million from December 31, 2013 as net income of $176 million was partially offset by $80 million in dividends and $48 million used to effect stock repurchases as discussed below. Our tangible common equity ratio decreased to 8.59% at the end of 2014, compared to 9.00% at December 31, 2013 primarily as a result of 2014 balance sheet growth. It is the Company’s intent to maintain a tangible common equity ratio of at least 8.00%. The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Both the Company and the Bank are required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and 4.0% Tier 1 capital. The minimum leverage ratio is 3% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All other are required to maintain a leverage ratio of at least 4.0%. The Company and the Bank have established internal targets for its total risk-based capital ratio, Tier 1 risk-based capital ratio and leverage ratio of 11.5%, 9.5% and 7.0%, respectively. At December 31, 2014, our capital balances were well in excess of current regulatory minimum requirements and internal targets. The following table shows the Company’s regulatory ratios for the past five years. Note 10 to the consolidated financial statements provides additional information about the Bank’s regulatory capital ratios. The Company and the Bank have been categorized as “well capitalized” in the most recent notices received from our regulators.

The Company’s regulatory capital ratios remained strong at December 31, 2014. Tier 1 and total risk-weighted asset ratios were 11.23% and 12.30%, respectively. The declines in these ratios compared to 2013 reflect the share repurchase program and the increase in risk-weighted assets resulting from loan growth. The decrease in the leverage ratio was due to total assets growing by 9% during 2014.

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

TABLE 22. Risk-Based Capital and Capital Ratios

(In thousands)	2014	2013	2012	2011	2010
Tier 1 regulatory capital	$1,777,348	$1,685,058	$1,666,042	$1,506,218	$782,301
Tier 2 regulatory capital	168,362	192,774	215,516	276,819	64,240

Total regulatory capital	$1,945,710	$1,877,832	$1,881,558	$1,783,037	$846,541

Risk-weighted assets	$15,822,448	$14,325,757	$13,172,259	$13,118,693	$5,099,630

Ratios
Leverage (Tier 1 capital to average assets)	9.17%	9.34%	9.10%	8.17%	9.65%
Tier 1 capital to risk-weighted assets	11.23%	11.76%	12.65%	11.48%	15.34%
Total capital to risk-weighted assets	12.30%	13.11%	14.28%	13.59%	16.60%
Common stockholders’ equity to total assets	11.92%	12.76%	12.60%	11.97%	10.52%
Tangible common equity to total assets	8.59%	9.00%	8.77%	7.96%	9.69%

STOCK REPURCHASE PROGRAM

The Board of Directors authorized a new common stock buyback program on July 24, 2014 for up to 5%, or approximately 4 million shares, of the Company’s common stock issued and outstanding. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The buyback authorization will expire December 31, 2015. During the year, the Company repurchased 1.5 million shares at an average price of $31.13 per share under the 2014 buyback program.

The Company’s board of directors approved a stock repurchase program on April 30, 2013 that authorizes the repurchase of up to 5% of the Company’s outstanding common stock. On May 8, 2013 Hancock entered into an accelerated share repurchase (ASR) transaction with Morgan Stanley & Co. LLC (Morgan Stanley). In the ASR transaction, the Company paid $115 million to Morgan Stanley and initially received from them approximately 2.8 million shares of Hancock common stock. The final number of shares delivered to the Company in the ASR transaction was based generally on the volume-weighted-average price per share of the Hancock common stock during the term of the ASR agreement less a specified discount and on the amount paid at inception to Morgan Stanley, subject to certain possible adjustments in accordance with the terms of the ASR agreement. On May 4, 2014, final settlement of the ASR agreement occurred with the receipt of an additional 0.6 million shares. The 2013 program was superseded by the 2014 program.

See Item 5 in Part II of this document for additional discussion of the Company’s common stock buyback program.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2014 was $40.1 million, or $0.48 per diluted common share, compared to $46.6 million, or $0.56, and $34.7 million, or $0.41, respectively in the third quarter of 2014 and the fourth quarter of 2013. The following discussion highlights recent factors impacting Hancock’s results of operations and financial position.

Highlights of the Company’s fourth quarter of 2014 results:

•	Net loan growth of $547 million, or 16% linked-quarter annualized

•	Net deposit growth of $836 million, or 21% linked-quarter annualized

•	An increase of $1.2 million in core revenue and a $1.1 million decline in operating expense offset half of the $4.7 million decline in purchase accounting income

•	Over the past 2 quarters, growth in core revenue and declines in operating expense offset approximately 90% of the decline in purchase accounting items

•	Solid capital levels with a tangible common equity (TCE) ratio of 8.59%, after using approximately $38 million of capital during the quarter to repurchase stock

•	Return on average assets (ROA) (operating) 0.92%; core ROA 0.82%

•	Total assets grew $761 million and totaled approximately $21 billion at year-end 2014

Total loans at December 31, 2014 were $13.9 billion, an increase of $547 million, or 4%, from September 30, 2014. During the fourth quarter, approximately two-thirds of the average net loan growth came from commercial lending lines of business, with minimal growth in the energy sector over the past several months. Many of the markets across the Company’s footprint reported net loan growth during the quarter, with the majority of the growth in south Louisiana, Houston, and central Florida markets. Excluding the FDIC acquired portfolio, which declined approximately $28 million during the fourth quarter, total loans were up $575 million, or 4%, from September 30, 2014.

Total deposits at December 31, 2014 were $16.6 billion, up $836 million, or 5%, from September 30, 2014. The fourth quarter increase reflected year-end seasonality of both commercial and public fund customers. Historically, both Hancock and Whitney customers have built deposits at year-end, particularly in demand deposits, with some of those deposits being withdrawn in the first quarter.

Noninterest-bearing demand deposits (DDAs) totaled $5.9 billion at December 31, 2014, up $79 million, or 1%, compared to September 30, 2014. DDAs comprised 36% of total period-end deposits at December 31, 2014. Interest-bearing transaction and savings deposits totaled $6.5 billion at year-end 2014, up $206 million, or 3%, compared to September 30, 2014.

Time deposits (CDs) and interest-bearing public fund deposits totaled $4.1 billion at December 31, 2014, up $551 million, or 16%, from September 30, 2014. Public fund deposits typically reflect higher balances toward year-end with subsequent reductions beginning in the first quarter.

Hancock recorded a total provision for loan losses for the fourth quarter of 2014 of $9.7 million, slightly up from the third quarter of 2014. The provision for non-FDIC acquired loans was $9.9 million in both the fourth and third quarters of 2014. Net charge-offs from the non-FDIC acquired loan portfolio were $2.6 million, or 0.08%, of average total loans on an annualized basis in the fourth quarter of 2014, compared to $6.4 million, or 0.19%, of average total loans, for the third quarter of 2014.

Net interest income (te) for the fourth quarter of 2014 was $163.6 million, down from $166.2 million in the third quarter of 2014. Average earning assets were $17.9 billion in the fourth quarter of 2014, up $587 million, or 3%, from the third quarter of 2014. The net interest margin (te) was 3.63% for the fourth quarter of 2014, down 18 bps from 3.81% in the third quarter of 2014. The core margin of 3.27% decreased 5 bps during the fourth quarter. A decline in the core loan yield (-3 bps) and an increase in the cost of funds (+2 bps) were the main drivers of the margin compression. An improved earning asset mix and increased loan volumes were drivers of the increase in core net interest income.

Noninterest income totaled $57.0 million for the fourth quarter of 2014, down $1.0 million, or 2%, from the third quarter of 2014. Included in the total is a reduction of $2.1 million related to the amortization of the FDIC indemnification asset, compared to a reduction of $2.8 million in the third quarter or 2014. Excluding the impact of this item, core noninterest income decreased by approximately $1.6 million linked-quarter.

Noninterest expense for the fourth quarter of 2014 totaled $153.7 million, including $9.7 million in nonoperating expenses. Excluding these costs, operating expense for the fourth quarter of 2014 totaled $144.1 million, down $1.1 million, or less than 1%, from the third quarter of 2014, which included $3.9 million in nonoperating expenses. Excluding nonoperating costs, there was a $0.5 million, or less than 1%, decrease in personnel expense. Occupancy and equipment expense totaled $14.6 million in the fourth quarter of 2014, down $0.7 million, or 5%, from the third quarter of 2014.

The effective income tax rate for the fourth quarter of 2014 was 26% for both the fourth and third quarters of 2014. Management expects the effective income tax rate to approximate 27-29% in 2015. The effective income tax rate continues to be less than the federal statutory rate of 35% due primarily to tax-exempt income and tax credits.

The summary of quarterly financial information appearing in Item 8 of this annual report on Form 10-K provides selected comparative financial information for each of the four quarters on 2014 and 2013.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The accounting principles we follow and the methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. The significant accounting principles and practices we follow are described in Note 1 to the consolidated financial statements. These principles and practices require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. We evaluate the estimates and assumptions we make on an ongoing basis to help ensure the resulting reported amounts reflect management’s best estimates and judgments given current facts and circumstances. The following discusses certain critical accounting policies that involve a higher degree of judgment and complexity in producing estimates that may significantly affect amounts reported in the consolidated financial statements and notes.

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangible assets, and assumed liabilities are recorded at their respective acquisition date fair values. Management applies various valuation methodologies to these assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, among others, projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The purchase date valuations and any subsequent adjustments also determine the amount of goodwill or bargain purchase gain recognized in connection with the business combination. Certain assumptions and estimates must be updated regularly in connection with the ongoing accounting for purchased loans. Valuation assumptions and estimates may also have to be revisited in connection with periodic assessments of possible value impairment, including impairment of goodwill, intangible assets and certain other long-lived assets. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on the Company’s results of operations.

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

The analysis and methodology for estimating the ALLL for originated and acquired performing loans include two primary elements. A loss rate analysis that incorporates a historical loss rate as updated for current conditions is used for loans collectively evaluated for impairment, and a specific reserve analysis is used for loans individually evaluated for impairment.

The loss rate analysis includes several subjective inputs including portfolio segmentation, portfolio risk ratings, historical look-back and loss emergence periods. Management considers the appropriateness of these critical assumptions as part of its allowance review. The loss rate analysis is supplemented by a review of qualitative factors that considers whether future results may differ from the historical-based loss rate analysis. Such factors include, but are not limited to, problem loan trends, changes in loan profiles and volumes, changes in lending policies and procedures, current economic and business conditions and credit concentrations. While qualitative data related for these factors is used where available, there is a high level of judgment applied assumptions that are susceptible to significant change.

For loans impaired that are individually evaluated, a specific allowance is calculated as the shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Theses estimate are also highly subjective and actual results could differ.

During the second quarter of 2013, management revised the methodology for the loss-rate analysis for the originated and acquired-performing loan portfolios to establish a more granular stratification of the major loan segments to enhance the homogeneity of the loan classes, include portfolio risk ratings in loss-rate analysis, and lengthen the loss emergence period for the commercial lending portfolio. In the fourth quarter of 2014, the portfolio segmentation was further adjusted to reduce volatility from thin data segments and to be more in line a revised management structure. These changes did not result in a material impact to the allowance for loan loss.

There were no changes in the methodology for the specific reserve analysis for loans individually evaluated for impairment or acquired credit-impaired loans.

Accounting for Retirement Benefits

Management makes a variety of assumptions in applying principles that govern the accounting for benefits under the Company’s defined benefit pension plans and other postretirement benefit plans. These assumptions are essential to the actuarial valuation that determines the amounts recognized and certain disclosures it makes in the consolidated financial statements related to the operation of these plans. Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of retirement benefits recognized in net income and comprehensive income. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, the cost of retirement benefits will move opposite to changes in either the discount rate or the rate of return on assets. Note 11 to the consolidated financial statements provides further discussion on the accounting for Hancock’s retirement and employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

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

The Company’s unaudited quarterly results for 2014 and 2013 are presented below.

Summary of Quarterly Results

(Unaudited)

	2014
(In thousands, except per share data)	First	Second	Third	Fourth
Interest income (te)	$177,776	$176,555	$175,390	$173,739
Interest expense	(9,578)	(9,223)	(9,160)	(10,158)

Net interest income (te)	168,198	167,332	166,230	163,581
Taxable equivalent adjustment	(2,636)	(2,554)	(2,689)	(2,768)

Net interest income	165,562	164,778	163,541	160,813
Provision for loan losses	(7,963)	(6,691)	(9,468)	(9,718)
Noninterest income	56,699	56,398	57,941	56,961
Operating expense	(146,982)	(144,727)	(145,192)	(144,080)
Nonoperating expense items	—	(12,131)	(3,887)	(9,667)
Income before income taxes	67,316	57,627	62,935	54,309
Income tax expense	(18,201)	(17,665)	(16,382)	(14,217)

Net income	$49,115	$39,962	$46,553	$40,092

Nonoperating expense items (net of taxes)	$—	$9,613	$2,526	$6,284
Operating income (a)	49,115	49,575	49,079	46,376
Purchase accounting adjustments (net of taxes)	11,373	10,839	7,903	4,839
Core income (b)	37,742	38,736	41,176	41,537

Period end balance sheet data
Total assets	$19,004,170	$19,349,431	$19,985,950	$20,747,266
Earning assets	16,622,104	17,023,990	17,748,600	18,544,930
Loans	12,527,937	12,884,056	13,348,574	13,895,276
Deposits	15,274,774	15,245,227	15,736,694	16,572,831
Stockholders’ equity	2,462,534	2,492,582	2,509,342	2,472,402

Average balance sheet data
Total assets	$19,055,107	$19,039,264	$19,549,947	$20,090,372
Earning assets	16,740,353	16,791,744	17,324,444	17,911,143
Loans	12,379,316	12,680,861	13,102,108	13,578,223
Deposits	15,269,143	15,060,581	15,371,209	15,892,507
Stockholders’ equity	2,435,980	2,463,385	2,489,948	2,509,509

Ratios
Return on average assets	1.05%	0.84%	0.94%	0.79%
Return on average common equity	8.18%	6.51%	7.42%	6.34%
Net interest margin (te)	4.06%	3.99%	3.81%	3.63%
Net interest margin—core (te)	3.37%	3.35%	3.32%	3.27%

Earnings per share:
Basic	$0.58	$0.48	$0.56	$0.48
Diluted	$0.58	$0.48	$0.56	$0.48

Operating earnings per share: (a)
Basic	$0.58	$0.59	$0.59	$0.56
Diluted	$0.58	$0.59	$0.59	$0.56

Core earnings per share: (b)
Basic	$0.45	$0.46	$0.49	$0.50
Diluted	$0.45	$0.46	$0.49	$0.50
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24

Market data:
High sales price	$38.50	$37.86	$36.47	$35.67
Low sales price	32.66	32.02	31.25	28.68
Period-end closing price	36.65	35.32	32.05	30.70
Trading volume	31,328	27,432	25,553	36,396

(a)	Net income less tax-effected nonoperating expense items and securities gains/losses. Management believes that this is a useful financial measure because it enables investors to assess ongoing operations.
(b)	Operating income excluding tax-effected purchase accounting adjustments. Management believes that reporting on core income provides a useful measure of financial performance that helps investors determine whether management is successfully executing its strategic initiatives.

Summary of Quarterly Results (continued)

(Unaudited)

	2013
(In thousands, except per share data)	First	Second	Third	Fourth
Interest income (te)	$187,998	$182,292	$184,221	$178,109
Interest expense	(11,257)	(10,470)	(10,109)	(9,643)

Net interest income (te)	176,741	171,822	174,112	168,466
Taxable equivalent adjustment	(2,726)	(2,643)	(2,582)	(2,459)

Net interest income	174,015	169,179	171,530	166,007
Provision for loan losses	(9,578)	(8,257)	(7,569)	(7,331)
Noninterest income	60,187	63,897	63,057	58,999
Operating expense	(159,602)	(162,250)	(161,318)	(157,097)
Nonoperating expense items	—	—	(20,887)	(17,116)
Income before income taxes	65,022	62,569	44,813	43,462
Income tax expense	(16,446)	(15,707)	(11,611)	(8,746)

Net income	$48,576	$46,862	$33,202	$34,716

Nonoperating expense items (net of taxes)	$—	$—	$13,577	$11,057
Operating income (a)	48,576	46,862	46,779	45,773
Purchase accounting adjustments (net of taxes)	19,346	16,517	18,101	12,926
Core income (b)	29,230	30,345	28,678	32,847

Period end balance sheet data
Total assets	$19,064,123	$18,934,301	$18,801,846	$19,009,251
Earning assets	16,655,531	16,448,565	16,339,431	16,651,295
Loans	11,482,762	11,681,497	11,734,472	12,324,817
Deposits	15,253,351	15,155,938	15,054,871	15,360,516
Stockholders’ equity	2,477,100	2,345,340	2,356,442	2,425,069

Average balance sheet data
Total assets	$19,152,651	$19,022,832	$18,796,027	$18,739,091
Earning assets	16,517,702	16,500,215	16,384,635	16,376,587
Loans	11,529,928	11,623,209	11,821,395	11,922,379
Deposits	15,312,690	15,211,363	15,021,685	14,915,677
Stockholders’ equity	2,448,010	2,405,069	2,338,945	2,355,768

Ratios
Return on average assets	1.03%	0.99%	0.70%	0.74%
Return on average common equity	8.05%	7.82%	5.63%	5.85%
Net interest margin (te)	4.32%	4.17%	4.23%	4.09%
Net interest margin—core (te)	3.41%	3.38%	3.37%	3.40%

Earnings per share
Basic	$0.56	$0.55	$0.40	$0.41
Diluted	$0.56	$0.55	$0.40	$0.41

Operating earnings per share: (a)
Basic	$0.56	$0.55	$0.56	$0.55
Diluted	$0.56	$0.55	$0.56	$0.55

Core earnings per share: (b)
Basic	$0.34	$0.36	$0.34	$0.39
Diluted	$0.34	$0.36	$0.34	$0.39
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24

Market data:
High sales price	$33.59	$30.93	$33.85	$37.12
Low sales price	29.37	25.00	29.00	30.09
Period-end closing price	30.92	30.07	31.38	36.68
Trading volume	29,469	38,599	29,711	27,816

(a)	Net income less tax-effected nonoperating expense items and securities gains/losses. Management believes that this is a useful financial measure because it enables investors to assess ongoing operations.
(b)	Operating income excluding tax-effected purchase accounting adjustments. Management believes that reporting on core income provides a useful measure of financial performance that helps investors determine whether management is successfully executing its strategic initiatives.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Rule 13(a) – 15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

The Company’s internal control over financial reporting as of December 31, 2014 was audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2014.

John M. Hairston President & Chief Executive Officer February 27, 2015	Michael M. Achary Chief Financial Officer February 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Hancock Holding Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Hancock Holding Company (the “Company”) and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 27, 2015

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2014	2013
Assets:
Cash and due from banks	$356,455	$348,440
Interest-bearing bank deposits	801,576	267,236
Federal funds sold	1,372	1,604
Securities available for sale, at fair value (amortized cost of $1,631,761 and $1,408,780)	1,660,165	1,421,772
Securities held to maturity (fair value of $2,186,340 and $2,576,584)	2,166,289	2,611,352
Loans held for sale	20,252	24,515
Loans	13,895,276	12,324,817
Less: allowance for loan losses	(128,762)	(133,626)

Loans, net	13,766,514	12,191,191

Property and equipment, net of accumulated depreciation of $193,527 and $172,798	398,384	432,346
Prepaid expense	28,277	65,220
Other real estate, net	58,415	76,668
Accrued interest receivable	47,501	42,977
Goodwill	621,193	625,675
Other intangible assets, net	132,810	159,773
Life insurance contracts	426,617	381,437
FDIC loss share receivable	60,272	113,834
Deferred tax asset, net	74,335	89,708
Other assets	126,839	155,503

Total assets	$20,747,266	$19,009,251

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest-bearing demand	$5,945,208	$5,530,253
Interest-bearing savings, NOW, money market and time	10,627,623	9,830,263

Total deposits	16,572,831	15,360,516

Short-term borrowings	1,151,573	657,960
Long-term debt	374,371	385,826
Accrued interest payable	4,204	4,353
Other liabilities	171,885	175,527

Total liabilities	18,274,864	16,584,182

Stockholders’ equity:
Common stock-$3.33 par value per share; 350,000,000 shares authorized, 80,426,485 and 82,237,162 outstanding, respectively	267,820	273,850
Capital surplus	1,689,291	1,647,467
Treasury shares at cost—7,053,028 and 5,160,509 shares, respectively	(158,131)	(89,035)
Retained earnings	723,496	628,166
Accumulated other comprehensive (loss), net	(50,074)	(35,379)

Total stockholders’ equity	2,472,402	2,425,069

stockholders’ equity Total liabilities and stockholders’ equity	$20,747,266	$19,009,251

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except share data)	2014	2013	2012
Interest income:
Loans, including fees	$601,466	$629,882	$667,014
Loans held for sale	708	882	1,373
Securities-taxable	85,806	85,426	86,402
Securities-tax exempt	3,873	4,621	5,841
Federal funds sold and other short term investments	960	1,399	1,919

Total interest income	692,813	722,210	762,549

Interest expense:
Deposits	23,223	24,175	32,741
Short-term borrowings	2,361	4,542	6,005
Long-term debt and other interest expense	12,535	12,762	12,936

Total interest expense	38,119	41,479	51,682

Net interest income	654,694	680,731	710,867
Provision for loan losses	33,840	32,734	54,192

Net interest income after provision for loan losses	620,854	647,997	656,675

Noninterest income:
Service charges on deposit accounts	77,006	79,000	78,246
Trust fees	44,826	38,186	32,736
Bank card and ATM fees	45,031	45,939	49,112
Investment and annuity fees	20,291	19,574	18,033
Secondary mortgage market operations	8,036	12,543	16,488
Insurance commissions and fees	9,473	15,804	15,692
(Amortization) accretion of loss share receivable	(12,102)	(2,239)	5,000
Other income	35,438	37,231	36,888
Securities gains, net	—	105	1,552

Total noninterest income	227,999	246,143	253,747

Noninterest expense:
Compensation expense	276,881	291,225	293,783
Employee benefits	51,415	65,257	72,401

Personnel expense	328,296	356,482	366,184

Net occupancy expense	43,596	48,854	54,467
Equipment expense	16,953	20,026	24,097
Data processing expense	51,369	48,367	49,935
Professional services expense	33,221	39,357	57,457
Amortization of intangibles	26,797	29,470	32,067
Telecommunications and postage	14,676	17,432	21,437
Deposit insurance and regulatory fees	11,872	14,914	14,902
Other real estate expense, net	2,758	8,036	12,250
Other expense	77,128	95,336	80,271

Total noninterest expense	606,666	678,274	713,067

Income before income taxes	242,187	215,866	197,355
Income taxes	66,465	52,510	45,613

Net income	$175,722	$163,356	$151,742

Basic earnings per common share	$2.10	$1.93	$1.77

Diluted earnings per common share	$2.10	$1.93	$1.75

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net income	$175,722	$163,356	$151,742
Other comprehensive income before income taxes
Net change in unrealized (loss) gain	(26,311)	(22,772)	8,140
Reclassification adjustment for net losses realized and included in earnings	390	8,527	6,418
Accretion (amortization) of unrealized net gain (loss) on securities transferred to held to maturity	3,297	(6,371)	(8,752)

Other comprehensive (loss) income before income taxes	(22,624)	(20,616)	5,806
Income tax (benefit) expense	(7,929)	(8,162)	2,221

Other comprehensive (loss) income net of income taxes	(14,695)	(12,454)	3,585

Comprehensive income	$161,027	$150,902	$155,327

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2011	84,705,496	$282,069	$1,679,818	$476,970	$(26,510)	$(45,184)	$2,367,163
Net income	—	—	—	151,742	—	—	151,742
Other comprehensive income	—	—	—	—	3,585	—	3,585
Cash dividends declared ($0.96 per common share)	—	—	—	(82,690)	—	—	(82,690)
Common stock activity, long-term incentive plan	142,300	474	(11,301)	—	—	24,305	13,478

Balance, December 31, 2012	84,847,796	$282,543	$1,668,517	$546,022	$(22,925)	(20,879)	$2,453,278
Net income	—	—	—	163,356	—		163,356
Other comprehensive income	—	—	—	—	(12,454)		(12,454)
Cash dividends declared ($0.96 per common share)	—	—	—	(81,212)	—		(81,212)
Common stock activity, long-term incentive plan	207,006	690	(21,050)	—	—	37,461	17,101
Purchase of common stock	(2,817,640)	(9,383)	—	—	—	(105,617)	(115,000)

Balance, December 31, 2013	82,237,162	$273,850	$1,647,467	$628,166	$(35,379)	$(89,035)	$2,425,069
Net income	—	—	—	175,722	—	—	175,722
Other comprehensive income	—	—	—	—	(14,695)	—	(14,695)
Cash dividends declared ($0.96 per common share)	—	—	—	(80,392)	—	—	(80,392)
Common stock activity, long-term incentive plan	309,087	1,029	41,824	—	—	(28,537)	14,316
Purchase of common stock	(2,119,764)	(7,059)	—	—	—	(40,559)	(47,618)

Balance, December 31, 2014	80,426,485	$267,820	$1,689,291	$723,496	$(50,074)	$(158,131)	$2,472,402

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,722	$163,356	$151,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,310	32,063	32,856
Provision for loan losses	33,840	32,734	54,192
(Gain) loss on other real estate owned	(105)	4,329	8,353
Deferred tax expense	23,537	40,920	32,465
Increase in cash surrender value of life insurance contracts	(11,774)	(11,223)	(12,807)
Gain on sales of securities, net	—	(105)	(1,552)
Writedowns on closed branch transfers to other real estate owned	2,132	12,809	4,586
(Gain) loss on disposal of other assets	(1,282)	235	51
Net decrease in loans held for sale	18,234	29,103	21,991
Net amortization of securities premium/discount	16,977	31,970	49,887
Amortization of intangible assets	26,798	29,635	32,067
Amortization (accretion) of FDIC loss share receivable	12,102	2,239	(5,000)
Stock-based compensation expense	13,958	13,079	11,019
(Decrease) increase in interest payable and other liabilities	(15,235)	29,553	(58,289)
Net payments from FDIC	14,395	61,765	114,976
Decrease (increase) in FDIC loss share receivable	5,723	(9,117)	(45,284)
Decrease (increase) in other assets	11,082	(724)	52,155
Other, net	(3,986)	10,911	(376)

Net cash provided by operating activities	352,428	473,532	443,032

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
(In thousands)	2014	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$1,455	$178	$48,336
Proceeds from maturities of securities available for sale	283,982	592,147	1,081,193
Purchases of securities available for sale	(512,088)	(1,074,744)	(285,825)
Proceeds from maturities of securities held to maturity	442,559	503,654	432,331
Purchases of securities held to maturity	(1,031)	(481,513)	(560,324)
Net (increase) decrease in interest-bearing bank deposits	(534,340)	1,231,749	(314,763)
Net decrease (increase) in federal funds sold and short term investments	232	(401)	(1,006)
Net increase in loans	(1,622,867)	(834,933)	(507,530)
Purchase of life insurance contracts	(30,000)	—	—
Purchases of property, equipment and intangible assets	(20,449)	(32,029)	(42,979)
Proceeds from sales of property and equipment	12,235	1,698	6,270
Proceeds from sales of other real estate	59,752	92,662	120,083
Net cash paid for divestiture of branches	—	—	—
Other, net	10,101	(2,965)	6,481

Net cash (used in) investing activities	(1,910,459)	(4,497)	(17,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,212,315	(383,672)	30,609
Net increase (decrease) in short-term borrowings	493,613	18,827	(405,321)
Repayments of long-term debt	(35,360)	(35,278)	(192,087)
Issuance of long-term debt	21,000	24,515	232,720
Dividends paid	(80,392)	(81,212)	(82,690)
Repurchase of common stock	(47,618)	(115,000)	—
Proceeds from exercise of stock options	2,488	2,734	2,014

Net cash provided by (used in) financing activities	1,566,046	(569,086)	(414,755)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	8,015	(100,051)	10,544
CASH AND DUE FROM BANKS, BEGINNING	348,440	448,491	437,947

CASH AND DUE FROM BANKS, ENDING	$356,455	$348,440	$448,491

SUPPLEMENTAL INFORMATION
Income taxes paid (refunded)	$24,114	$24,052	$(24,237)
Interest paid	38,268	41,996	57,370
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$31,371	$51,461	$76,128
Transfers from available for sale securities to held to maturity securities	—	1,039,979	1,523,585

See accompanying notes to consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

DESCRIPTION OF BUSINESS

Hancock Holding Company (which we refer to as Hancock or the Company) is a financial services company that provides a comprehensive network of full-service financial choices to the Gulf South region through its bank subsidiary, Whitney Bank, a Mississippi state bank. Whitney Bank operates under brands: “Hancock Bank” in Mississippi, Alabama and Florida and “Whitney Bank” in Louisiana and Texas. Hancock was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. In 2002, the Company qualified as a financial holding company giving it broader powers. The corporate headquarters of the Company is in Gulfport, Mississippi. Prior to March 31, 2014, Hancock was the parent company of two wholly-owned bank subsidiaries, Hancock Bank and Whitney Bank. On March 31, 2014, Hancock consolidated the legal charters of its two subsidiary banks and renamed the consolidated entity Whitney Bank. Hancock Bank, Whitney Bank, and the recently consolidated Whitney Bank are referred to collectively as the “Bank” throughout this document.

The Bank offers a broad range of traditional and online community banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, investment brokerage services, secured and unsecured loan products, (including revolving credit facilities), and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement plans, corporations and individuals.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (U.S. GAAP) and those generally practiced within the banking industry. The following is a summary of the more significant accounting policies.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling interest. Significant inter-company transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Loans

Originated loans

Loans reported as “originated” include both loans originated for investment and acquired-performing loans where the discount (premium) has been fully accreted (amortized). Originated loans are reported at the principal

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

balance outstanding net of unearned income. Interest on loans and accretion of unearned income, including deferred loan fees, are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recognized in income as earned.

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

Acquired loans

Loans reported as “acquired” are those loans that were purchased in the 2011 Whitney Holding Corporation acquisition. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The Whitney acquired loans were segregated between those considered to be performing (“acquired-performing”) and those with evidence of credit deterioration (“acquired-impaired”) based on such factors as past due status, nonaccrual status and credit risk ratings (rated substandard or worse). The acquired loans were further segregated into loan pools designed to facilitate the development of expected cash flows to be used in estimating fair value to facilitate purchase accounting. Acquired-performing loans are accounted for under ASC 310-20 and acquired-impaired loans are accounted for under ASC 310-30.

Acquired-performing loans were segregated into pools based on common risk characteristics such as loan type, credit risk ratings, and contractual interest rate and repayment terms. The major loan types included commercial and industrial loans not secured by real estate, real estate construction and land development loans, commercial real estate loans, residential mortgage loans, and consumer loans, with further segregation within certain loan types as needed. Expected cash flows, both principal and interest, from each pool were estimated based on key assumptions covering such factors as prepayments, default rates, and severity of loss given a default. These assumptions were developed using both historical experience and the portfolio characteristics at acquisition as well as available market research. The fair value estimate for each acquired-performing pool was based on the estimate of expected cash flows from the pool discounted at prevailing market rates.

The difference at the acquisition date between the fair value and the contractual amounts due of an acquired-performing loan pool (the “fair value discount”) is accreted into income over the estimated life of the pool. Acquired-performing loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

The acquired-impaired loans were segregated into pools by identifying loans with common credit risk profiles and were based primarily on characteristics such as loan type and market area in which originated. The major loan types included commercial and industrial loans not secured by real estate, real estate construction and land development loans, commercial real estate loans, and residential mortgage loans, with further segregation within certain loan types as needed. The acquired-impaired loans were further disaggregated by geographic region in recognition of the differences in general economic conditions affecting borrowers in certain states. The fair value estimate for each pool of acquired-impaired loans was based on the estimate of expected cash flows from the pool discounted at prevailing market rates.

The excess of estimated cash flows expected to be collected from an acquired-impaired loan pool over the pool’s carrying value is referred to as the accretable yield and is recognized in interest income using an effective yield

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

method over the expected life of the loan pool. Each pool of acquired-impaired loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Acquired-impaired loans in pools with an accretable yield and expected cash flows that are reasonably estimable are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting. Acquired-impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings even if they would otherwise qualify for such treatment.

FDIC acquired loans and the related loss share receivable

Loans reported as “FDIC acquired” are loans purchased in the 2009 acquisition of Peoples First Community Bank (Peoples First) that were covered by two loss share agreements between the FDIC and the Company. These loans are accounted for as acquired-impaired loans as described above in the section on acquired loans. The Company treated all loans for the Peoples First acquisition as impaired based on the significant amount of deteriorating and nonperforming loans comprised mainly of adjustable rate mortgages and home equity loans located in Florida. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferrable should the loans be sold. The fair value of the loss share receivable at acquisition was estimated by discounting expected reimbursements for losses from the loans covered by the loss share agreements, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the agreements.

The loss share receivable is reviewed and updated prospectively as loss estimates related to covered loan pools change. Increases in expected reimbursements under the loss sharing agreement will lead to an increase in the loss share receivable. A decrease in expected reimbursements is reflected first as a reversal of any previously recorded increase in the loss share receivable on the covered loan pool with the remainder reflected as a reduction in the loss share receivable’s accretion rate. Increases and decreases in the loss share receivable related to changes in loss estimates result in reductions in or additions to the provision for loan losses, which serves to offset the impact on the provision from impairments or impairment reversals recognized on the underlying covered loan pool. The excess (or shortfall) of expected claims as compared to the carrying value of the loss share receivable is accreted (amortized) into noninterest income over the shorter of the remaining life of the covered loan pool or the life of the loss share agreement. The impact on operations of a reduction in the loss share receivable’s accretion rate is associated with an increase in the accretable yield on the underlying loan pool. The loss share receivable is reduced as cash is received from the FDIC related to losses incurred on covered assets.

Loans Held for Sale

Residential mortgage loans originated for sale are classified as loans held for sale and carried at the lower of cost or market. Forward sales commitments on a best-efforts basis are entered into with third parties concurrently with rate lock commitments made to prospective borrowers. At times, management may decide to sell loans that were not originated for that purpose. Those loans are reclassified as held for sale when that decision is made and also carried at the lower of cost or market.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Troubled debt restructurings can result in loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. All loans whose terms have been modified in a TDR, including both commercial and retail loans, are initially considered “impaired.” When measuring impairment on a TDR, the loan’s value is determined by either the present value of expected cash flows calculated using the loan’s effective interest rate before the restructuring, or the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the value as determined is less than the recorded investment in the loan, the difference is charged-off through the allowance for loan and lease losses. Modified acquired-impaired loans are not removed from their accounting pool and accounted for as a TDR even if those loans would otherwise be deemed TDRs.

Allowance for Loan Losses

Originated loans

The ALLL is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount sufficient to cover estimated credit losses inherent in the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates inherent losses in the portfolio based on a number of factors, including the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

The analysis and methodology for estimating the ALLL include two primary elements. A loss rate analysis which incorporates a historical loss rate as updated for current conditions is used for loans collectively evaluated for impairment, and a specific reserve analysis is used for loans individually evaluated for impairment. For the loss rate analysis, the Company segments loans into commercial non-real estate, construction and land development, commercial real estate, residential mortgage and consumer. Both quantitative and qualitative factors are applied at the detailed portfolio segments. Commercial loans (commercial non-real estate, construction and land development, and commercial real estate) are further subdivided by risk rating, while retail loans (residential mortgage and consumer) are further subdivided by delinquency. The Company uses loss emergence periods developed based on historical experience, which is currently eighteen-months for commercial loans and twelve-months for retail loans. Historical loss rates are calculated using a weighted average of the most recent three loss emergence periods. As circumstances dictate, management will make adjustments to the overall loss rate to reflect differences in current conditions as compared to those during the historical loss period. Conditions to be considered include problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, and changes in competition and regulations.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable all amounts due according to the contractual terms of the loan agreement will not be collected. A loan is not considered impaired due to a delay in payment if all amounts due, including interest accrued at the contractual interest rate for the period of delay, is expected to be collected. Impaired loans include troubled debt restructurings, and performing and nonperforming loans. When a loan is determined to be impaired, the amount of impairment is recognized by creating a specific allowance for any shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

future cash flows discounted at the loan’s effective interest rate. Any loans individually analyzed for impairment are not incorporated into the pool analysis to avoid double counting. The Company limits the specific reserve analysis to include all impaired commercial, commercial real estate and mortgage loans with balances of $1 million or greater and all loans classified as troubled debt restructurings.

It is the policy of the Company to promptly charge off all commercial and residential mortgage loans, or portions of loans, when available information reasonably confirms that they are wholly or partially uncollectible. Prior to recognizing a loss, asset value is established based on an assessment of the value of the collateral securing the loan, the borrower’s and the guarantor’s ability and willingness to pay and the status of the account in bankruptcy court, if applicable. Consumer loans are generally charged down when the loan is 90 days past due for unsecured loans or 120 days past due for secured loans, unless the loan is clearly both well secured and in the process of collection. Loans are charged down to the fair value of the collateral, if any, less estimated selling costs. Loans are charged off against the allowance for loan losses with subsequent recoveries added back to the allowance.

Acquired and FDIC acquired loans

Allowance for acquired-performing loans is evaluated at each reporting date subsequent to acquisition. An allowance is determined for each loan pool using a methodology similar to that described above for originated loans and then compared to the remaining fair value discount for that pool. If the allowance is greater than the discount, the excess is recognized as an addition to the allowance through a provision for loan losses. If the allowance is less than the discount, no additional allowance is recognized.

For acquired-impaired, including those acquired in the FDIC-assisted transaction, estimated cash flows expected to be collected are recast at each reporting date for each loan pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Acquired-impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is charged to expense over the estimated useful lives of the assets, which are up to 39 years for buildings and three to ten years for furniture and equipment. Amortization expense for software is generally charged over three years, or seven years for core systems. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Other Real Estate

Other real estate owned includes real property that has been acquired in satisfaction of loans and property no longer used in the Bank’s business. These assets are recorded at the estimated fair value less the estimated cost of disposition and carried at the lower of either cost or market. Fair value is based on independent appraisals and other relevant factors. Any initial reduction in the carrying amount of a loan to the fair value of the collateral received less selling costs is charged to the allowance for loan losses. Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent losses on the periodic revaluation of the property are charged to current earnings, as are revenues from and costs of operating and maintaining the properties and gains or losses recognized on their disposition. Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Impairment is defined as the amount by which the implied fair value of the goodwill contained in any reporting unit is less than the goodwill’s carrying value. Impairment losses would be charged to operating expense. Management reviews goodwill for impairment by first comparing the estimated fair value of the reporting unit to its carrying value. If the reporting unit’s fair value is less than its carrying value, an estimate of the implied fair value of the unit’s goodwill is compared to its carrying value. The Company uses a present value technique to estimate fair value which incorporates assumptions that market participants would use in their estimates of fair value, such as assumptions about the economic environment, expected net interest margins, growth rates, and the interest rate at which cash flows are discounted.

Other identifiable intangible assets with finite lives, such as core deposit intangibles and trade name, are initially recorded at fair value and are generally amortized over the periods benefited. These assets are evaluated for impairment similar to long-lived assets.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Changes in the fair value of derivatives to which hedge accounting does not apply are recognized immediately in earnings, otherwise it is included in other comprehensive income. Note 5 describes the derivative instruments currently used by the Company and discloses how these derivatives impact Hancock’s financial position and results of operations.

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

The Company invests in projects that yield tax credits issued under the Qualified Zone Academy Bonds (QZAB), Qualified School Construction Bonds (QSCB), Federal and State New Market Tax Credit (NMTC), and Low-Income Housing Tax Credit (LIHTC) programs. Returns on these investments are generated through the receipt of federal and state tax credits. The tax credits are recorded as a reduction to the income tax provision in the year that they are earned. Tax credits from QZAB and QSCB bonds are generally earned over the life of the bonds in lieu of interest income. Credits on Federal NMTC investments are earned over the 7 year compliance period beginning with the year of investment. Credits on State NMTC investments are generally earned over a 3 to 5 year period depending upon the specific state program. Tax credits are earned over a 10 year period for Low-Income Housing investments beginning with the year in which rental activity begins. These tax credits, if not used in the tax return for the year when the credits are first available for use, can be carried forward for 20 years. For those investments where the return of the principal is not expected, the equity investment is amortized over the life of the tax compliance period as a component of noninterest expense.

Retirement Benefits

The Company sponsors defined benefit pension plans and certain other defined benefit postretirement plans for eligible employees. The amounts reported in the consolidated financial statements with respect to these plans are based on actuarial valuations that incorporate various assumptions regarding future experience under the plans. Note 11 discusses the actuarial assumptions and provides information about the liabilities or assets recognized for the funded status of the Company’s obligations under these plans, the net benefit expense charged to current operations, and the amounts recognized as a component of other comprehensive income and accumulated other comprehensive income.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Revenue Recognition

The largest source of revenue for the Company is interest revenue. Interest revenue is recognized on an accrual basis driven by written contracts, such as loan agreements or securities contracts. Loan origination fees are amortized over the life of the loan. Other credit-related fees, including letter of credit fees, are recognized in noninterest income when earned. The Company recognizes commission revenue and brokerage, exchange and clearance fees on a trade-date basis. Other types of noninterest revenue such as service charges on deposits and trust revenues, are accrued and recognized into income as services are provided and the amount of fees earned can be reasonably determined.

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

Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding for the applicable period. Shares outstanding are adjusted for restricted shares issued to employees under the long-term incentive compensation plan and for certain shares that will be issued under the directors’ compensation plan. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding increased by the number of shares in which employees would vest under performance-based stock awards and stock unit awards based on expected performance factors and by the number of additional shares that would have been issued if potentially dilutive stock options were exercised, each as determined using the treasury stock method.

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

Other

Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the consolidated balance sheets.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued an Accounting Standard Update (ASU) to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA). The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU is effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted ASU 2014-04. The guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In January 2014, the FASB issued an ASU in order to provide guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credit (“LIHTC”). Through the Company’s investments in these entities, the Company receives tax credits and/or tax deductions from operating losses, which are allowable on the Company’s filed income tax returns over the life of the project beginning with the first year the tax credits are earned. The ASU is effective beginning with the Company’s first quarter ending March 31, 2015, with early adoption permitted. If adopted, the provisions of ASU No. 2014-01 would be applied retrospectively to all financial statement periods presented.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

The Company does not anticipate that the potential accounting policy change to the proportional amortization method would be material to the financial condition, results of operations, or liquidity of the Company. The expanded disclosures required by this ASU will be incorporated in the Company’s future consolidated financial statements upon adoption.

Note 2. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow:

Securities Available for Sale
	December 31, 2014				December 31, 2013
in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agency securities	$300,207	$372	$71	$300,508	$504	$2	$1	$505
Municipal obligations	13,995	186	5	14,176	35,809	177	25	35,961
Mortgage-backed securities	1,217,293	31,094	2,823	1,245,564	1,262,633	24,402	10,077	1,276,958
CMOs	88,093	—	1,229	86,864	96,369	—	2,244	94,125
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
Equity securities	8,673	891	11	9,553	9,965	785	27	10,723

	$1,631,761	$32,543	$4,139	$1,660,165	$1,408,780	$25,366	$12,374	$1,421,772

Securities Held to Maturity
	December 31, 2014				December 31, 2013
in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agency securities	$—	$—	$—	$—	$100,000	$316	$—	$100,316
Municipal obligations	180,615	3,416	1,144	182,887	193,189	919	6,436	187,672
Mortgage-backed securities	899,923	23,897	162	923,658	1,003,327	296	4,671	998,952
CMOs	1,085,751	5,590	11,546	1,079,795	1,314,836	1,062	26,254	1,289,644

	$2,166,289	$32,903	$12,852	$2,186,340	$2,611,352	$2,593	$37,361	$2,576,584

During the third quarter of 2013, approximately $1.0 billion of securities available for sale were reclassified as securities held to maturity. Management determined that the reclassified securities were not needed for liquidity purposes and that the Company had the ability and intent to hold the securities to maturity. The reclassified securities consisted of mortgage-backed securities and collateral mortgage obligations (CMOs). The securities were transferred at fair value on the date of their reclassification, which became the cost basis for the securities held to maturity. The unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $56.8 million, and continued to be reported, net of tax, as a component of accumulated other comprehensive income. This net unrealized loss is being accreted to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (continued)

The following table presents the amortized cost and fair value of debt securities at December 31, 2014 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and CMOs.

in thousands	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$303,284	$303,589
Due after one year through five years	154,189	154,534
Due after five years through ten years	236,461	244,535
Due after ten years	929,154	947,954

Total available for sale debt securities	$1,623,088	$1,650,612

in thousands	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$169,617	$170,786
Due after one year through five years	453,352	446,039
Due after five years through ten years	115,748	115,195
Due after ten years	1,427,572	1,454,320

Total held to maturity securities	$2,166,289	$2,186,340

The Company held no securities classified as trading at December 31, 2014 or 2013.

The details for securities classified as available for sale with unrealized losses as of December 31, 2014 follow:

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$99,950	$70	$121	$1	$100,071	$71
Municipal obligations	2,995	5	—	—	2,995	5
Mortgage-backed securities	38,955	163	125,641	2,660	164,596	2,823
CMOs	—	—	86,864	1,229	86,864	1,229
Equity securities	5,998	10	3	1	6,001	11

	$147,898	$248	$212,629	$3,891	$360,527	$4,139

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (continued)

The details for securities classified as available for sale with unrealized losses as of December 31, 2013 follow:

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$205	$1	$—	$—	$205	$1
Municipal obligations	7,975	25	—	—	7,975	25
Mortgage-backed securities	376,350	7,164	49,061	2,913	425,411	10,077
CMOs	94,125	2,244	—	—	94,125	2,244
Equity securities	3,282	26	3	1	3,285	27

	$481,937	$9,460	$49,064	$2,914	$531,001	$12,374

The details for securities classified as held to maturity with unrealized losses as of December 31, 2014 follow:

Held to maturity
	Losses < 12 months		Losses 12 months or >		Total
in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal obligations	$4,316	$12	$58,105	$1,132	$62,421	$1,144
Mortgage-backed securities	—	—	95,522	162	95,522	162
CMOs	119,222	616	540,607	10,930	659,829	11,546

	$123,538	$628	$694,234	$12,224	$817,772	$12,852

The details for securities classified as held to maturity with unrealized losses as of December 31, 2013 follow:

Held to maturity
	Losses < 12 months		Losses 12 months or >		Total
in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal obligations	$131,499	$6,311	$2,878	$125	$134,377	$6,436
Mortgage-backed securities	950,288	4,671	—	—	950,288	4,671
CMOs	947,061	25,088	175,633	1,166	1,122,694	26,254

	$2,028,848	$36,070	$178,511	$1,291	$2,207,359	$37,361

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

Proceeds from sales of securities available for sale were approximately $1.5 million in 2014, $0.2 million in 2013, and $48 million in 2012. Realized gross gains and losses, computed through specific identification, were insignificant.

Securities with carrying values totaling approximately $3.2 billion at December 31, 2014 and $3.1 billion at December 31, 2013 were pledged primarily to secure public deposits or sold under agreements to repurchase.

Note 3. Loans

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas area and the northern, central and panhandle regions of Florida. The distinction between the originated, acquired and FDIC acquired loans presented here and certain significant accounting policies relevant to each category are discussed in detail in Note 1. Loans acquired in an FDIC-assisted transaction include non-single family loans covered by loss a share agreement that expired at December 31, 2014. As of December 31, 2014, $196.7 million of FDIC acquired loans remain covered by the single family loss share agreement, providing considerable protection against credit risk.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

Loans, net of unearned income, consisted of the following:

(In thousands)	December 31, 2014	December 31, 2013
Originated loans: (a)
Commercial non-real estate	$5,917,728	$4,113,837
Construction and land development	1,073,964	752,381
Commercial real estate	2,428,195	2,022,528
Residential mortgages	1,704,770	1,196,256
Consumer	1,685,542	1,409,130

Total originated loans	$12,810,199	$9,494,132

Acquired loans: (a)
Commercial non-real estate	$120,137	$926,997
Construction and land development	21,123	142,931
Commercial real estate	688,045	967,148
Residential mortgages	2,378	315,340
Consumer	985	119,603

Total acquired loans	$832,668	$2,472,019

FDIC acquired loans:
Commercial non-real estate	$6,195	$23,390
Construction and land development	11,674	20,229
Commercial real estate	27,808	53,165
Residential mortgages	187,033	209,018
Consumer	19,699	52,864

Total FDIC acquired loans	$252,409	$358,666

Total loans:
Commercial non-real estate	$6,044,060	$5,064,224
Construction and land development	1,106,761	915,541
Commercial real estate	3,144,048	3,042,841
Residential mortgages	1,894,181	1,720,614
Consumer	1,706,226	1,581,597

Total loans	$13,895,276	$12,324,817

(a)	Originated loans at December 31, 2014 includes $1.2 billion of loans that were reported as acquired-performing at December 31, 2013, as the discount (premium) was fully accreted (amortized).

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2014 and 2013 were approximately $16.2 million and $61.1 million, respectively. Related party loan activity for 2014 includes new loans of $12.9 million, repayments of $12.9 million, and a net balance reduction of ($44.9 million) related to changes in directors and executive officers and their associates.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

The following schedules show activity in the allowance for loan losses for 2014 and 2013 by portfolio segment and the corresponding recorded investment in loans as of December 31, 2014 and December 31, 2013.

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Twelve Months Ended December 31, 2014
Originated loans (a)
Allowance for loan losses:
Beginning balance	$33,091	$6,180	$20,649	$6,892	$12,073	$78,885
Charge-offs	(6,813)	(4,770)	(3,579)	(2,285)	(14,055)	(31,502)
Recoveries	3,047	4,000	1,678	644	5,014	14,383
Net provision for loan losses	20,933	3	(2,204)	2,800	14,403	35,935

Ending balance	$50,258	$5,413	$16,544	$8,051	$17,435	$97,701

Ending balance:
Individually evaluated for impairment	$14	$19	$11	$330	$3	$377
Collectively evaluated for impairment	50,244	5,394	16,533	7,721	17,432	97,324
Loans:
Ending balance:	$5,917,728	$1,073,964	$2,428,195	$1,704,770	$1,685,542	$12,810,199
Individually evaluated for impairment	3,987	8,250	12,121	2,656	6	27,020
Collectively evaluated for impairment	5,913,741	1,065,714	2,416,074	1,702,114	1,685,536	12,783,179

Acquired loans (a)
Allowance for loan losses:
Beginning balance	$1,603	$10	$34	$—	$—	$1,647
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	(1,603)	(10)	443	—	—	(1,170)

Ending balance	$—	$—	$477	$—	$—	$477

Ending balance:
Individually evaluated for impairment	$—	$—	$477	$—	$—	$477
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$120,137	$21,123	$688,045	$2,378	$985	$832,668
Individually evaluated for impairment	—	—	2,691	—	—	2,691
Acquired-impaired loans	8,446	19,681	29,777	2,378	985	61,267
Collectively evaluated for impairment	111,691	1,442	655,577	—	—	768,710

(a)	Originated loans at December 31, 2014 includes $1.2 billion of loans that were reported as acquired-performing at December 31, 2013, as the discount (premium) was fully accreted (amortized).

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Twelve Months Ended December 31, 2014
FDIC acquired loans
Allowance for loan losses:
Beginning balance	$2,323	$2,655	$10,929	$27,989	$9,198	$53,094
Charge-offs	(221)	(148)	(5,350)	(1,008)	(1,270)	(7,997)
Recoveries	485	3,138	1,441	1	431	5,496
Net provision for loan losses	(83)	(208)	(139)	(299)	(196)	(925)
Decrease in FDIC loss share receivable	(1,593)	(4,429)	(2,820)	(6,074)	(4,168)	(19,084)

Ending balance	$911	$1,008	$4,061	$20,609	$3,995	$30,584

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	911	1,008	4,061	20,609	3,995	30,584
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$6,195	$11,674	$27,808	$187,033	$19,699	$252,409
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	6,195	11,674	27,808	187,033	19,699	252,409
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$37,017	$8,845	$31,612	$34,881	$21,271	$133,626
Charge-offs	(7,034)	(4,918)	(8,929)	(3,293)	(15,325)	(39,499)
Recoveries	3,532	7,138	3,119	645	5,445	19,879
Net provision for loan losses	19,247	(215)	(1,900)	2,501	14,207	33,840
Decrease in FDIC loss share receivable	(1,593)	(4,429)	(2,820)	(6,074)	(4,168)	(19,084)

Ending balance	$51,169	$6,421	$21,082	$28,660	$21,430	$128,762

Ending balance:
Individually evaluated for impairment	$14	$19	$488	$330	$3	$854
Amounts related to acquired-impaired loans	911	1,008	4,061	20,609	3,995	30,584
Collectively evaluated for impairment	50,244	5,394	16,533	7,721	17,432	97,324
Loans:
Ending balance:	$6,044,060	$1,106,761	$3,144,048	$1,894,181	$1,706,226	$13,895,276
Individually evaluated for impairment	3,987	8,250	14,812	2,656	6	29,711
Acquired-impaired loans	14,641	31,355	57,585	189,411	20,684	313,676
Collectively evaluated for impairment	6,025,432	1,067,156	3,071,651	1,702,114	1,685,536	13,551,889

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Year Ended December 31, 2013
Originated loans:
Allowance for loan losses:
Beginning balance	$20,775	$11,415	$26,959	$6,406	$13,219	$78,774
Charge-offs	(6,671)	(10,312)	(5,525)	(2,297)	(18,094)	(42,899)
Recoveries	5,790	1,676	3,359	1,936	5,829	18,590
Net provision for loan losses	13,197	3,401	(4,144)	847	11,119	24,420

Ending balance	$33,091	$6,180	$20,649	$6,892	$12,073	$78,885

Ending balance:
Individually evaluated for impairment	$477	$22	$268	$1	$—	$768
Collectively evaluated for impairment	32,614	6,158	20,381	6,891	12,073	78,117
Loans:
Ending balance:	$4,113,837	$752,381	$2,022,528	$1,196,256	$1,409,130	$9,494,132
Individually evaluated for impairment	5,294	10,599	14,029	605	—	30,527
Collectively evaluated for impairment	4,108,543	741,782	2,008,499	1,195,651	1,409,130	9,463,605

Acquired loans:
Allowance for loan losses:
Beginning balance	$788	$—	$—	$—	$—	$788
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net Provision for loan losses	815	10	34	—	—	859
Increase in FDIC loss share receivable	—	—	—	—	—	—

Ending balance	$1,603	$10	$34	$—	$—	$1,647

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	1,603	10	34	—	—	1,647
Loans:
Ending balance:	$926,997	$142,931	$967,148	$315,340	$119,603	$2,472,019
Individually evaluated for impairment	2,141	728	2,338	505	—	5,712
Acquired-impaired loans	19,094	17,335	26,058	5,494	94	68,075
Collectively evaluated for impairment	905,762	124,868	938,752	309,341	119,509	2,398,232

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Twelve Months Ended December 31, 2013
FDIC acquired loans:
Allowance for loan losses:
Beginning balance	$2,162	$5,623	$9,433	$30,471	$8,920	$56,609
Charge-offs	(1,071)	(1,244)	(4,414)	(1,532)	(1,250)	(9,511)
Recoveries	90	735	6,158	13	160	7,156
Net provision for loan losses	1,263	(1,566)	(785)	5,343	3,200	7,455
(Decrease) increase in FDIC loss share receivable	(121)	(893)	537	(6,306)	(1,832)	(8,615)

Ending balance	$2,323	$2,655	$10,929	$27,989	$9,198	$53,094

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	2,323	2,655	10,929	27,989	9,198	53,094
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$23,390	$20,229	$53,165	$209,018	$52,864	$358,666
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	23,390	20,229	53,165	209,018	52,864	358,666
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans:
Allowance for loan losses:
Beginning balance	$23,725	$17,038	$36,392	$36,877	$22,139	$136,171
Charge-offs	(7,742)	(11,556)	(9,939)	(3,829)	(19,344)	(52,410)
Recoveries	5,880	2,411	9,517	1,949	5,989	25,746
Net provision for loan losses	15,275	1,845	(4,895)	6,190	14,319	32,734
(Decrease) increase in FDIC loss share receivable	(121)	(893)	537	(6,306)	(1,832)	(8,615)

Ending balance	$37,017	$8,845	$31,612	$34,881	$21,271	$133,626

Ending balance:
Individually evaluated for impairment	$477	$22	$268	$1	$—	$768
Amounts related to acquired-impaired loans	2,323	2,655	10,929	27,989	9,198	53,094
Collectively evaluated for impairment	34,217	6,168	20,415	6,891	12,073	79,764
Loans:
Ending balance:	$5,064,224	$915,541	$3,042,841	$1,720,614	$1,581,597	$12,324,817
Individually evaluated for impairment	7,435	11,327	16,367	1,110	—	36,239
Acquired-impaired loans	42,484	37,564	79,223	214,512	52,958	426,741
Collectively evaluated for impairment	5,014,305	866,650	2,947,251	1,504,992	1,528,639	11,861,837

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

FDIC Loss Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss share receivable” on our consolidated statements of financial condition) is measured separately from the FDIC acquired loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Company choose to dispose of the loans. The following schedule shows activity in the loss share receivable for 2014 and 2013:

(In thousands)	Years Ended December 31,
	2014	2013
Balance, January 1	$113,834	$177,844
(Amortization) accretion	(12,102)	(2,239)
Charge-offs, write-downs and other (recoveries) losses	(2,245)	(1,619)
External expenses qualifying under loss share agreement	4,532	9,117
Changes due to changes in cash flow projections	(19,084)	(7,504)
Settlement of disallowed claims	(10,268)	—
Net payments from FDIC	(14,395)	(61,765)

Balance, December 31	$60,272	$113,834

Note 1 to the consolidated financial statements discusses the accounting for the loss share receivable. The loss share agreement covering the non-single family FDIC acquired portfolio expired in December 2014. The loss share agreement covering the single family portfolio expires in December 2019.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

The following table shows the composition of nonaccrual loans by portfolio segment and class. Acquired-impaired and certain covered loans are considered to be performing due to the application of the accretion method and are excluded from the table. FDIC acquired loans accounted for using the cost recovery method do not have an accretable yield and are included below as nonaccrual loans. Acquired-performing loans that have subsequently been placed on nonaccrual status are also included below.

(In thousands)	December 31, 2014	December 31, 2013
Originated loans:
Commercial non-real estate	$15,511	$10,148
Construction and land development	6,462	13,171
Commercial real estate	22,047	32,772
Residential mortgages	21,702	13,449
Consumer	5,574	4,802

Total originated loans	$71,296	$74,342

Acquired loans:
Commercial non-real estate	$—	$3,209
Construction and land development	—	1,990
Commercial real estate	6,139	6,525
Residential mortgages	—	8,262
Consumer	—	1,814

Total acquired loans	$6,139	$21,800

FDIC acquired loans:
Commercial non-real estate	$—	$2
Construction and land development	1,103	1,539
Commercial real estate	433	1,163
Residential mortgages	392	544
Consumer	174	296

Total FDIC acquired loans	$2,102	$3,544

Total loans:
Commercial non-real estate	$15,511	$13,359
Construction and land development	7,565	16,700
Commercial real estate	28,619	40,460
Residential mortgages	22,094	22,255
Consumer	5,748	6,912

Total loans	$79,537	$99,686

The estimated amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual in 2014, 2013 and 2012, was $3.6 million, $5.4 million and $7.8 million, respectively. Interest actually received on nonaccrual loans during 2014, 2013 and 2012 was $1.5 million, $3.0 million and $2.6 million, respectively.

Nonaccrual loans include loans modified in troubled debt restructurings (TDRs) of $7.0 million and $15.7 million, respectively, at December 31, 2014 and 2013. Total TDRs, both accruing and nonaccruing, were $16.0 million at December 31, 2014 and $24.9 million at December 31, 2013. Modified acquired-impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

The table below details the TDRs that occurred during 2014 and 2013 by portfolio segment and TDRs that subsequently defaulted within twelve months of modification. All are individually evaluated for impairment.

($ in thousands)	2014			2013
	Number of Contracts	Outstanding Recorded Investment		Number of Contracts	Outstanding Recorded Investment
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Originated loans:
Commercial non-real estate	1	$29	$29	1	$926	$909
Construction and land development	—	—	—	—	—	—
Commercial real estate	3	4,488	4,446	4	1,332	1,157
Residential mortgages	7	1,961	1,090	1	456	330
Consumer	1	8	8	—	—	—

Total originated loans	12	$6,486	$5,573	6	$2,714	$2,396

Acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	1	512	472
Residential mortgages	—	—	—	1	514	503
Consumer	—	—	—	—	—	—

Total acquired loans	—	$—	$—	2	$1,026	$975

FDIC acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total FDIC acquired loans	—	$—	$—	—	$—	$—

Total loans:
Commercial non-real estate	1	$29	$29	1	$926	$909
Construction and land development	—	—	—	—	—	—
Commercial real estate	3	4,488	4,446	5	1,844	1,629
Residential mortgages	7	1,961	1,090	2	970	833
Consumer	1	8	8	—	—	—

Total loans	12	$6,486	$5,573	8	$3,740	$3,371

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

Troubled Debt Restructurings That Subsequently Defaulted:	2014		2013
($ in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Originated loans:
Commercial non-real estate	1	$909	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	6	2,487
Residential mortgages	1	263	1	254
Consumer	—	—	—	—

Total originated loans	2	$1,172	7	$2,741

Acquired loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total acquired loans	—	$—	—	$—

FDIC acquired loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total FDIC acquired loans	—	$—	—	$—

Total loans:
Commercial non-real estate	1	$909	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	6	2,487
Residential mortgages	1	263	1	254
Consumer	—	—	—	—

Total loans	2	$1,172	7	$2,741

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

Those loans that are determined to be impaired and $1 million or greater and all TDRs are individually evaluated for impairment. The tables below present loans that are individually evaluated for impairment disaggregated by class at December 31, 2014 and 2013:

December 31, 2014 (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$3,003	$3,646	$—	$1,209	$51
Construction and land development	3,345	6,486	—	3,330	142
Commercial real estate	8,467	10,575	—	8,461	331
Residential mortgages	—	—	—	88	3
Consumer	—	—	—	—	—

	14,815	20,707	—	13,088	527
With an allowance recorded:
Commercial non-real estate	984	984	14	5,522	99
Construction and land development	4,905	4,906	19	6,660	137
Commercial real estate	3,654	3,654	11	7,500	109
Residential mortgages	2,656	3,311	330	2,204	50
Consumer	6	6	3	1	—

	12,205	12,861	377	21,887	395
Total:
Commercial non-real estate	3,987	4,630	14	6,732	150
Construction and land development	8,250	11,392	19	9,990	279
Commercial real estate	12,121	14,229	11	15,961	439
Residential mortgages	2,656	3,311	330	2,292	53
Consumer	6	6	3	1	—

Total originated loans	$27,020	$33,568	$377	$34,976	$921

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$357	$—
Construction and land development	—	—	—	121	—
Commercial real estate	—	—	—	311	—
Residential mortgages	—	—	—	88	—
Consumer	—	—	—	—	—

	—	—	—	877	—
With an allowance recorded:
Commercial non-real estate	—	—	—	1,059	122
Construction and land development	—	—	—	1,037	56
Commercial real estate	2,691	2,720	477	1,357	75
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	2,691	2,720	477	3,453	253
Total:
Commercial non-real estate	—	—	—	1,416	122
Construction and land development	—	—	—	1,158	56
Commercial real estate	2,691	2,720	477	1,668	75
Residential mortgages	—	—	—	88	—
Consumer	—	—	—	—	—

Total acquired loans	$2,691	$2,720	$477	$4,330	$253

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

December 31, 2014 (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total loans:
With no related allowance recorded:
Commercial non-real estate	$3,003	$3,646	$—	$1,566	$51
Construction and land development	3,345	6,486	—	3,451	142
Commercial real estate	8,467	10,575	—	8,772	331
Residential mortgages	—	—	—	176	3
Consumer	—	—	—	—	—

	14,815	20,707	—	13,965	527
With an allowance recorded:
Commercial non-real estate	984	984	14	6,581	221
Construction and land development	4,905	4,906	19	7,697	193
Commercial real estate	6,345	6,374	488	8,857	184
Residential mortgages	2,656	3,311	330	2,204	50
Consumer	6	6	3	1	—

	14,896	15,581	854	25,340	648
Total:
Commercial non-real estate	3,987	4,630	14	8,147	272
Construction and land development	8,250	11,392	19	11,148	335
Commercial real estate	14,812	16,949	488	17,629	515
Residential mortgages	2,656	3,311	330	2,380	53
Consumer	6	6	3	1	—

Total loans	$29,711	$36,288	$854	$39,305	$1,175

December 31, 2013 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$329	$442	$—	$235	$18
Construction and land development	4,101	5,131	—	2,780	82
Commercial real estate	5,321	7,458	—	15,886	374
Residential mortgages	—	—	—	262	—
Consumer	—	—	—	1,013	—

	9,751	13,031	—	20,176	474
With an allowance recorded:
Commercial non-real estate	4,965	5,303	477	8,936	180
Construction and land development	6,498	8,343	22	2,549	—
Commercial real estate	8,708	9,090	268	19,683	460
Residential mortgages	605	620	1	228	—
Consumer	—	—	—	1,025	—

	20,776	23,356	768	32,421	640
Total:
Commercial non-real estate	5,294	5,745	477	9,171	198
Construction and land development	10,599	13,474	22	5,329	82
Commercial real estate	14,029	16,548	268	35,569	834
Residential mortgages	605	620	1	490	—
Consumer	—	—	—	2,038	—

Total originated loans	$30,527	$36,387	$768	$52,597	$1,114

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

December 31, 2013 (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$2,141	$3,275	$—	$865	$8
Construction and land development	728	1,142	—	296	3
Commercial real estate	2,338	2,634	—	1,339	49
Residential mortgages	505	507	—	407	—
Consumer	—	—	—	—	—

	5,712	7,558	—	2,907	60
With an allowance recorded:
Commercial non-real estate	—	—	—	2,747	63
Construction and land development	—	—	—	157	—
Commercial real estate	—	—	—	2,663	—
Residential mortgages	—	—	—	845	—
Consumer	—	—	—	—	—

	—	—	—	6,412	63
Total:
Commercial non-real estate	2,141	3,275	—	3,612	71
Construction and land development	728	1,142	—	453	3
Commercial real estate	2,338	2,634	—	4,002	49
Residential mortgages	505	507	—	1,252	—
Consumer	—	—	—	—	—

Total acquired loans	$5,712	$7,558	$—	$9,319	$123

Total loans:
With no related allowance recorded:
Commercial non-real estate	$2,470	$3,717	$—	$1,100	$26
Construction and land development	4,829	6,273	—	3,076	85
Commercial real estate	7,659	10,092	—	17,225	423
Residential mortgages	505	507	—	669	—
Consumer	—	—	—	1,013	—

	15,463	20,589	—	23,083	534
With an allowance recorded:
Commercial non-real estate	4,965	5,303	477	11,683	243
Construction and land development	6,498	8,343	22	2,706	—
Commercial real estate	8,708	9,090	268	22,346	460
Residential mortgages	605	620	1	1,073	—
Consumer	—	—	—	1,025	—

	20,776	23,356	768	38,833	703
Total:
Commercial non-real estate	7,435	9,020	477	12,783	269
Construction and land development	11,327	14,616	22	5,782	85
Commercial real estate	16,367	19,182	268	39,571	883
Residential mortgages	1,110	1,127	1	1,742	—
Consumer	—	—	—	2,038	—

Total loans	$36,239	$43,945	$768	$61,916	$1,237

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

The following table presents the age analysis of past due loans at December 31, 2014 and December 31, 2013. FDIC acquired and acquired-impaired loans with an accretable yield are considered to be current in the following delinquency table:

December 31, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
(In thousands)
Originated loans:
Commercial non-real estate	$4,380	$1,742	$8,560	$14,682	$5,903,046	$5,917,728	$630
Construction and land development	6,620	1,532	4,453	12,605	1,061,359	1,073,964	142
Commercial real estate	6,527	2,964	13,234	22,725	2,405,470	2,428,195	696
Residential mortgages	14,730	3,261	11,208	29,199	1,675,571	1,704,770	1,199
Consumer	8,422	2,450	4,365	15,237	1,670,305	1,685,542	1,897

Total	$40,679	$11,949	$41,820	$94,448	$12,715,751	$12,810,199	$4,564

Acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$120,137	$120,137	$—
Construction and land development	111	—	—	111	21,012	21,123	—
Commercial real estate	3,861	282	1,591	5,734	682,311	688,045	261
Residential mortgages	—	—	—	—	2,378	2,378	—
Consumer	—	—	—	—	985	985	—

Total	$3,972	$282	$1,591	$5,845	$826,823	$832,668	$261

FDIC acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$6,195	$6,195	$—
Construction and land development	—	—	1,103	1,103	10,571	11,674	—
Commercial real estate	—	—	433	433	27,375	27,808	—
Residential mortgages	—	272	—	272	186,761	187,033	—
Consumer	1	—	34	35	19,664	19,699	—

Total	$1	$272	$1,570	$1,843	$250,566	$252,409	$—

Total loans:
Commercial non-real estate	$4,380	$1,742	$8,560	$14,682	$6,029,378	$6,044,060	$630
Construction and land development	6,731	1,532	5,556	13,819	1,092,942	1,106,761	142
Commercial real estate	10,388	3,246	15,258	28,892	3,115,156	3,144,048	957
Residential mortgages	14,730	3,533	11,208	29,471	1,864,710	1,894,181	1,199
Consumer	8,423	2,450	4,399	15,272	1,690,954	1,706,226	1,897

Total	$44,652	$12,503	$44,981	$102,136	$13,793,140	$13,895,276	$4,825

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

December 31, 2013	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
(In thousands)
Originated loans:
Commercial non-real estate	$11,645	$1,203	$4,803	$17,651	$4,096,186	$4,113,837	$521
Construction and land development	5,877	1,264	5,970	13,111	739,270	752,381	—
Commercial real estate	8,178	5,744	14,620	28,542	1,993,986	2,022,528	420
Residential mortgages	12,410	3,870	3,540	19,820	1,176,436	1,196,256	—
Consumer	8,798	1,913	3,823	14,534	1,394,596	1,409,130	2,357

Total	$46,908	$13,994	$32,756	$93,658	$9,400,474	$9,494,132	$3,298

Acquired loans:
Commercial non-real estate	$1,982	$2,332	$1,467	$5,781	$921,216	$926,997	$541
Construction and land development	862	1,529	1,161	3,552	139,379	142,931	541
Commercial real estate	3,742	1,345	9,026	14,113	953,035	967,148	5,853
Residential mortgages	5,632	2,698	5,503	13,833	301,507	315,340	72
Consumer	1,029	120	1,013	2,162	117,441	119,603	82

Total	$13,247	$8,024	$18,170	$39,441	$2,432,578	$2,472,019	$7,089

FDIC acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$23,390	$23,390	$—
Construction and land development	—	—	1,539	1,539	18,690	20,229	—
Commercial real estate	—	—	675	675	52,490	53,165	—
Residential mortgages	—	—	3	3	209,015	209,018	—
Consumer	—	—	—	—	52,864	52,864	—

Total	$—	$—	$2,217	$2,217	$356,449	$358,666	$—

Total loans:
Commercial non-real estate	$13,627	$3,535	$6,270	$23,432	$5,040,792	$5,064,224	$1,062
Construction and land development	6,739	2,793	8,670	18,202	897,339	915,541	541
Commercial real estate	11,920	7,089	24,321	43,330	2,999,511	3,042,841	6,273
Residential mortgages	18,042	6,568	9,046	33,656	1,686,958	1,720,614	72
Consumer	9,827	2,033	4,836	16,696	1,564,901	1,581,597	2,439

Total	$60,155	$22,018	$53,143	$135,316	$12,189,501	$12,324,817	$10,387

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

The following table presents the credit quality indicators of the Company’s various classes of loans at December 31, 2014 and December 31, 2013.

Commercial Non-Real Estate Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	December 31, 2014				December 31, 2013
(In thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Grade:
Pass	$5,577,827	$111,847	$2,027	$5,691,701	$3,990,318	$846,135	$10,477	$4,846,930
Pass-Watch	174,742	715	1,120	176,577	46,734	44,105	9	90,848
Special Mention	52,962	350	—	53,312	41,812	19,914	2,897	64,623
Substandard	112,153	7,225	3,017	122,395	34,278	16,125	9,662	60,065
Doubtful	44	—	31	75	695	718	345	1,758

Total	$5,917,728	$120,137	$6,195	$6,044,060	$4,113,837	$926,997	$23,390	$5,064,224

Construction Credit Exposure
Credit Risk Profile Based on Payment Activity
	December 31, 2014				December 31, 2013
(In thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Grade:
Pass	$1,012,128	$14,377	$2,468	$1,028,973	$709,261	$112,773	$—	$822,034
Pass-Watch	21,516	432	532	22,480	7,817	1,907	1,226	10,950
Special Mention	7,097	129	319	7,545	3,926	9,409	276	13,611
Substandard	33,223	6,185	8,355	47,763	31,377	18,842	11,499	61,718
Doubtful	—	—	—	—	—	—	7,228	7,228

Total	$1,073,964	$21,123	$11,674	$1,106,761	$752,381	$142,931	$20,229	$915,541

Commercial Real Estate Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	December 31, 2014				December 31, 2013
(In thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Grade:
Pass	$2,241,391	$641,966	$4,139	$2,887,496	$1,864,116	$896,578	$1,678	$2,762,372
Pass-Watch	61,589	11,142	4,547	77,278	49,578	9,530	10,266	69,374
Special Mention	21,543	8,113	1,319	30,975	15,785	19,798	1,999	37,582
Substandard	103,651	26,824	17,803	148,278	93,033	41,242	31,350	165,625
Doubtful	21	—	—	21	16	—	7,872	7,888

Total	$2,428,195	$688,045	$27,808	$3,144,048	$2,022,528	$967,148	$53,165	$3,042,841

Residential Mortgage Credit Exposure
Credit Risk Profile Based on Payment Activity and Accrual Status
	December 31, 2014				December 31, 2013
(In thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Performing	$1,681,868	$2,378	$186,641	$1,870,887	$1,182,266	$307,006	$208,473	$1,697,742
Nonperforming	22,902	—	392	23,294	13,990	8,334	545	22,872

Total	$1,704,770	$2,378	$187,033	$1,894,181	$1,196,256	$315,340	$209,018	$1,720,614

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity and Accrual Status
	December 31, 2014				December 31, 2013
(In thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Performing	$1,678,069	$985	$19,525	$1,698,579	$1,401,688	$117,707	$52,554	$1,571,949
Nonperforming	7,473	—	174	7,647	7,442	1,896	310	9,648

Total	$1,685,542	$985	$19,699	$1,706,226	$1,409,130	$119,603	$52,864	$1,581,597

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

•

Special mention - a criticized asset category defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the institution’s credit position. Special mention credits are not considered part of the Classified credit categories and do not expose an institution to sufficient risk to warrant adverse classification.

•

Substandard - an asset that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful - an asset that has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection nor liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

Changes in the carrying amount of acquired-impaired loans and accretable yield are presented in the following table for the years ended December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	FDIC acquired		Acquired		FDIC acquired		Acquired
(In thousands)	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
Balance at beginning of period	$358,666	$122,715	$68,075	$131,370	$515,823	$115,594	$141,201	$203,186
Payments received, net	(125,388)	(1,071)	(50,178)	(32,855)	(189,987)	(1,298)	(116,187)	(47,330)
Accretion	19,131	(19,131)	43,379	(43,379)	32,830	(32,830)	43,061	(43,061)
(Decrease)/increase in expected cash flows based on actual cash flow and changes in cash flow assumptions	—	(1,137)	—	(203)	—	(17,433)	—	3,894
Net transfers from nonaccretable difference to accretable yield	—	11,412	—	19,735	—	58,682	—	14,681

Balance at end of period	$252,409	$112,788	$61,276	$74,668	$358,666	$122,715	$68,075	$131,370

Loans Held for Sale

Loans held for sale totaled $20.3 million and $24.5 million, respectively, at December 31, 2014 and 2013. Substantially all loans held for sale are residential mortgage loans originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Bank’s commitment to the borrower to originate the loan.

Note 4. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(in thousands)	2014	2013
Subordinated notes payable	$98,011	$98,011
Term note payable	149,600	184,800
Other long-term debt	126,760	103,015

Total long-term debt	$374,371	$385,826

During the second quarter of 2012, the Company initiated a tender offer for up to $75 million of Whitney Bank’s subordinated debt. The 5.875% fixed-rate subordinated notes maturing in April 2017 had been issued by Whitney National Bank and were assumed by Hancock in the Whitney acquisition. During 2012, the Company repurchased approximately $52 million of these notes and incurred approximately $5.3 million in costs, including a premium of $5.1 million, which was included in noninterest expense. As of December 31, 2014, 40% of the balance of the subordinated notes qualifies as capital in the calculation of certain regulatory capital ratios. The qualifying amount will be further reduced by 20% in the second quarter of each year through maturity.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Long-Term Debt (continued)

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

The Company must satisfy certain financial covenants and is subject to other restrictions customary in financings of this nature, none of which is expected to adversely impact the operations of the Company. The financial covenants cover, among other things, the maintenance of minimum levels for regulatory capital ratios, consolidated net worth, consolidated return on assets, and holding company liquidity and dividend capacity, and specify a maximum ratio of consolidated nonperforming assets to consolidated total loans and other real estate, calculated without FDIC-covered assets. The Company was in compliance with all covenants as of December 31, 2014.

Substantially all of the other long-term debt consists of borrowings associated with tax credit fund activities. These borrowings mature at various dates beginning in 2015 through 2052.

Note 5. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to our variable rate borrowing. The Bank has also entered into interest rate derivative agreements as a service to certain qualifying customers. The Bank manages a matched book with respect to these customer derivatives in order to minimize their net risk exposure resulting from such agreements. The Bank also enters into risk participation agreements under which they may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Derivatives (continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and December 31, 2013.

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in thousands)	Type of Hedge	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$300,000	$—	$—	$—	$592	$—

		$300,000	$—	$—	$—	$592	$—

Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$747,754	$650,667	$17,806	$14,147	$18,419	$13,777
Risk participation agreements	N/A	80,438	19,736	125	2	208	2
Forward commitments to sell residential mortgage loans	N/A	52,238	45,910	80	326	250	115
Interest rate-lock commitments on residential mortgage loans	N/A	33,068	25,956	111	56	44	107
Foreign exchange forward contracts	N/A	89,432	21,299	1,310	1,048	1,347	1,005

		$1,002,930	$763,568	$19,432	$15,579	$20,268	$15,006

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

Cash Flow Hedges of Interest Rate Risk

The Company is party to an interest rate swap agreement with a notional amount of $300 million under which the Company receives interest at a variable rate and pays at a fixed rate. The derivative instrument represented by this swap agreement was designated as and qualifies as a cash flow hedge of the Company’s forecasted variable cash flows for a pool of variable rate loans. The swap agreement expires in January 2017.

During the term of the swap agreement, the effective portion of changes in the fair value of the derivative instrument is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affects earnings. The impact on AOCI was insignificant during 2014. There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Derivatives (continued)

Derivatives Not Designated as Hedges

Customer interest rate derivative program

The Bank enters into interest rate derivative agreements, primarily rate swaps, with commercial banking customers to facilitate their risk management strategies. The Bank enters into offsetting agreements with unrelated financial institutions, thereby mitigating its net risk exposure resulting from such transactions. Because the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

Risk participation agreements

The Bank also enters into risk participation agreements under which it may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances where the Bank has assumed credit risk, it is not a direct counterparty to the derivative contract with the borrower and have entered into the risk participation agreement because it is a party to the related loan agreement with the borrower. In those instances in which the Bank has sold credit risk, it is the sole counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because other banks participate in the related loan agreement. The Bank manages their credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on its normal credit review process.

Mortgage banking derivatives

The Bank also enters into certain derivative agreements as part of their mortgage banking activities. These agreements include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a best efforts delivery basis.

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

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the years ended December 31, 2014, 2013 and 2012.

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of December 31, 2014, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $7.3 million, for which the Bank had posted collateral of $18.3 million.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Derivatives (continued)

Offsetting Assets and Liabilities

Offsetting information in regards to derivative assets and liabilities subject to master netting agreements at December 31, 2014 and December 31, 2013 is presented in the following tables:

As of December 31, 2014
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)				Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$17,931	$—	$17,931	$936	$—	$16,995

Repurchase, securities borrowing, and similar arrangements	—	—	—	—	—	—

Total	$17,931	$—	$17,931	$936	$—	$16,995

Derivative Liabilities	$18,627	$—	$18,627	$936	$17,343	$348

Reverse repurchase, securities lending, and similar arrangements	—	—	—	—	—	—

Total	$18,627	$—	$18,627	$936	$17,343	$348

As of December 31, 2013
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)				Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$14,149	$—	$14,149	$3,462	$—	$10,687

Repurchase, securities borrowing, and similar arrangements	—	—	—	—	—	—

Total	$14,149	$—	$14,149	$3,462	$—	$10,687

Derivative Liabilities	$13,779	$—	$13,779	$3,462	$7,406	$2,911

Reverse repurchase, securities lending, and similar arrangements	—	—	—	—	—	—

Total	$13,779	$—	$13,779	$3,462	$7,406	$2,911

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2014	2013
Land and land improvements	$86,039	$98,064
Buildings and leasehold improvements	348,450	356,618
Furniture, fixtures and equipment	90,244	90,948
Software	57,305	51,924
Assets under development	9,873	7,590

	591,911	605,144
Accumulated depreciation and amortization	(193,527)	(172,798)

Property and equipment, net	$398,384	$432,346

Depreciation and amortization expense was $30.3 million, $32.1 million and $32.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 7. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration exchanged over the fair value of the net assets acquired in purchase business combinations. The Company tests goodwill for impairment annually and no impairment charges were identified in the most recent test performed in the fourth quarter of 2014 using data as of September 30, 2014. No goodwill impairment charges were recognized during 2014, 2013, or 2012. The following table provides a reconciliation of goodwill:

(in thousands)
Goodwill balance at December 31, 2012	$628,877
Reductions:
Deferred tax purchase accounting adjustment made during 2013	(3,202)

Goodwill balance at December 31, 2013	$625,675
Reductions:
Goodwill attributable to certain insurance business lines sold during 2014	(4,482)

Goodwill balance at December 31, 2014	$621,193

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. In 2014, the Company eliminated the $0.2 million remaining carrying value of the insurance business acquired intangible in conjunction with the sale of certain insurance business lines. The carrying value of intangible assets subject to amortization was as follows:

	December 31, 2014
(in thousands)	Purchase Value	Accumulated Amortization	Carrying Value
Core deposit intangibles	$198,002	$85,254	$112,748
Credit card and trust relationships	22,400	10,366	12,034
Non-compete agreements	400	400	—
Trade name	11,722	9,334	2,388
Merchant processing relationships	10,000	4,360	5,640

	$242,524	$109,714	$132,810

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill and Other Intangible Assets (continued)

	December 31, 2013
(in thousands)	Purchase Value	Accumulated Amortization	Carrying Value
Core deposit intangibles	$198,002	$65,357	$132,645
Credit card and trust relationships	22,400	7,800	14,600
Value of insurance business acquired	2,431	2,232	199
Non-compete agreements	400	300	100
Trade name	11,722	6,729	4,993
Merchant processing relationships	10,000	2,764	7,236

	$244,955	$85,182	$159,773

	Years Ended December 31,
(in thousands)	2014	2013	2012
Aggregate amortization expense for:
Core deposit intangibles	$19,897	$21,905	$23,642
Credit card and trust relationships	2,566	2,819	3,072
Value of insurance business acquired	34	148	158
Non-compete agreements	100	200	100
Trade name	2,605	2,605	4,124
Merchant processing relationships	1,595	1,793	971

	$26,797	$29,470	$32,067

The weighted-average remaining life of core deposit intangibles is 11 years. The weighted-average remaining life of other identifiable intangibles is 8 years.

The following table shows estimated amortization expense of other intangible assets for the five succeeding years and thereafter, calculated based on current amortization schedules (in thousands):

2015	$24,333
2016	19,962
2017	17,975
2018	15,981
2019	13,447
Thereafter	41,112

$132,810

Note 8. Time Deposits

The maturity of time deposits at December 31, 2014:

(in thousands)	2014
2015	$1,660,864
2016	425,377
2017	125,880
2018	19,566
2019	23,759
Thereafter	5,919

Total time deposits	$2,261,365

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Time Deposits (continued)

Certificates of deposits of $250,000 or more totaled approximately $519 million at December 31, 2014 and $472 million at December 31, 2013. Other time deposits of $250,000 or more consisted primarily of balances in treasury-management deposit products for commercial and certain other larger deposit customers. Balances maintained in such products totaled $484 million and $363 million at December 31, 2014 and 2013, respectively. Most of these deposits mature on a daily basis.

Note 9. Short-Term Borrowings

The following table presents information concerning short-term borrowings:

	December 31,
(In thousands)	2014	2013
Federal funds purchased:
Amount outstanding at period-end	$12,000	$7,725
Average amount outstanding during period	12,196	32,960
Maximum amount at any month-end during period	12,000	37,320
Weighted-average interest at period-end	0.13%	0.13%
Weighted-average interest rate during period	0.25%	0.22%

Securities sold under agreements to repurchase:
Amount outstanding at period-end	$624,573	$650,235
Average amount outstanding during period	688,704	763,259
Maximum amount at any month-end during period	816,617	797,615
Weighted-average interest at period-end	0.03%	0.64%
Weighted-average interest rate during period	0.27%	0.58%

FHLB borrowings:
Amount outstanding at period-end	$515,000	$—
Average amount outstanding during period	304,781	9,863
Maximum amount at any month-end during period	565,000	—
Weighted-average interest at period-end	0.12%	—
Weighted-average interest rate during period	0.15%	0.18%

The Bank borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to their deposit customers. Customer repurchase agreements generally mature daily. The Bank has the ability to exercise legal authority over the underlying securities. Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

The Bank has a line of credit with the Federal Home Loan Bank (FHLB) that is secured by a blanket pledge of certain mortgage loans. At December 31, 2014, the amount available under this line was approximately $2.8 billion, with the balance outstanding of $515 million. The Bank also has borrowing capacity at the Federal Reserve’s discount window of approximately $1.9 billion. No amounts were borrowed under this line at year-end 2014 or 2013.

Note 10. Stockholders’ Equity

Stock Repurchase Program

On July 16, 2014, the Company’s board of directors approved a stock repurchase plan that authorized the repurchase of up to 5%, or approximately 4 million shares, of its currently outstanding common stock. The

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders’ Equity (continued)

approved plan allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2015. Under this plan, we have purchased 1,529,542 shares of our common stock at an average price of $31.13 per share through December 31, 2014.

The Company’s board of directors approved a stock repurchase program on April 30, 2013 that authorized the repurchase of up to 5% of the Company’s outstanding common stock. On May 8, 2013 Hancock entered into an accelerated share repurchase (ASR) transaction with Morgan Stanley & Co. LLC (Morgan Stanley). In the ASR transaction, the Company paid $115 million to Morgan Stanley and initially received from them approximately 2.8 million shares of Hancock common stock in 2013. On May 5, 2014, the final settlement of the ASR agreement occurred at which time the Company received an additional 0.6 million shares from Morgan Stanley. The number of shares delivered to the Company in this ASR transactions was based generally on the volume-weighted average price per share of the Hancock common stock during the term of the ASR agreement less a specified discount and on the amount paid at inception to Morgan Stanley, subject to certain adjustments in accordance with the terms of the ASR agreement. The 2013 program was superseded by the 2014 program.

Accumulated Other Comprehensive Income (Loss)

A rollforward of the components of accumulated other comprehensive income (loss) is included as follows:

(in thousands)	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2011	$60,478	$—	$(86,923)	$(65)	$(26,510)
Net change in unrealized gain (loss)	6,076	—	2,566	(502)	8,140
Transfer of net unrealized gain from AFS to HTM, net of cumulative tax effect	(24,598)	24,598	—	—	—
Reclassification adjustment for net losses realized and included in earnings	(1,441)	—	7,548	311	6,418
Amortization of unrealized net gain on securities transferred to held to maturity	—	(8,752)	—	—	(8,752)
Income tax expense (benefit)	1,661	(3,244)	3,879	(75)	2,221

Balance, December 31, 2012	$38,854	$19,090	$(80,688)	$(181)	$(22,925)
Net change in unrealized gain (loss)	(105,270)	—	82,502	(4)	(22,772)
Transfer of net unrealized loss from AFS to HTM, net of cumulative tax effect	36,208	(36,208)	—	—	—
Reclassification adjustment for net losses realized and included in earnings	(105)	—	8,331	301	8,527
Amortization of unrealized net gain on securities transferred to held to maturity	—	(6,371)	—	—	(6,371)
Income tax expense (benefit)	(38,576)	(2,300)	32,598	116	(8,162)

Balance, December 31, 2013	$8,263	$(21,189)	$(22,453)	$—	$(35,379)
Net change in unrealized gain (loss)	15,413	—	(41,132)	(592)	(26,311)
Reclassification adjustment for net losses realized and included in earnings	—	—	390	—	390
Amortization of unrealized net gain on securities transferred to held to maturity	—	3,297	—	—	3,297
Income tax expense (benefit)	5,675	1,182	(14,569)	(217)	(7,929)

Balance, December 31, 2014	$18,001	$(19,074)	$(48,626)	$(375)	$(50,074)

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders’ Equity (continued)

Accumulated other comprehensive income (loss) (AOCI) is reported as a component of stockholders’ equity. AOCI includes unrealized gains and losses on available for sale (“AFS”) securities and unrealized gains/losses on AFS securities that were transferred to held to maturity securities in the first quarter of 2012 and the third quarter of 2013. Such amounts on the transferred securities will be amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the net premium created in the transfer. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post retirement costs are recognized over the remaining service period of plan participants. Accumulated gains/losses on the cash flow hedge of the variable-rate loans described in Note 5 will be reclassified into income over the life of the hedge. Gains and losses in AOCI are net of deferred income taxes.

The following table shows the line items in the consolidated income statements affected by amounts reclassified from accumulated other comprehensive income:

Twelve Months Ended December 31,
Amount reclassified from AOCI (in thousands)	2014	2013	Increase (decrease) in affected line item in the income statement
Gains and losses on sale of AFS securities	$—	$(105)	Securities gains (losses)
Tax effect	—	(37)	Income taxes

Net of tax	—	(68)	Net income

Amortization/accretion of unrealized net gain/loss on securities transferred to HTM	$3,297	$(6,371)	Interest income
Tax effect	1,154	(2,230)	Income taxes

Net of tax	2,143	(4,141)	Net income

Amortization of defined benefit pension and post-retirement items	$390	$8,331	(a) Employee benefits expense
Tax effect	137	2,916	Income taxes

Net of tax	253	5,415	Net income

Gains and losses on cash flow hedges	$—	$301	Interest expense
Tax effect	—	105	Income taxes

Net of tax	—	196	Net income

Total reclassifications, net of tax	$2,396	$1,402	Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see footnote 11 for additional details).

Note: Tax effect calculated using 35% rate.

Regulatory Capital

Measures of regulatory capital are an important tool used by regulators to monitor the financial health of financial institutions. The primary quantitative measures used to gauge capital adequacy are the Tier 1 and total regulatory capital to risk-weighted assets (risk-based capital ratios) and the Tier 1 capital to average total assets (leverage ratio). Both the Company and the bank subsidiary are required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital and 4.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders’ Equity (continued)

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its total risk-based capital ratios must be at least 10.0% for total capital and 6.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators also consider other subjective and quantitative measures of risk associated with an institution. The Bank was deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change the classifications. At December 31, 2014 and 2013, the Company and the Bank were in compliance with all of their respective minimum regulatory capital requirements.

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Bank together with corresponding regulatory capital requirements at December 31, 2014 and 2013:

	Actual		Required for Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio %	Amount	Ratio %	Amount	Ratio %
At December 31, 2014
Total capital (to risk weighted assets)
Company	$1,945,710	12.30	$1,265,796	8.00	n/a	n/a
Whitney Bank *	1,925,175	12.20	1,262,439	8.00	$1,578,049	10.00

Tier 1 capital (to risk weighted assets)
Company	$1,777,348	11.23	$632,898	4.00	n/a	n/a
Whitney Bank *	1,756,813	11.13	631,220	4.00	$946,829	6.00

Tier 1 leverage capital
Company	$1,777,348	9.17	$581,263	3.00	n/a	n/a
Whitney Bank *	1,756,813	9.13	577,493	3.00	$962,488	5.00

At December 31, 2013
Total capital (to risk weighted assets)
Company	$1,877,832	13.11	$1,146,061	8.00	n/a	n/a
Hancock Bank	636,871	13.48	378,093	8.00	$472,617	10.00
Whitney Bank	1,187,699	12.25	775,709	8.00	969,636	10.00

Tier 1 capital (to risk weighted assets)
Company	$1,685,058	11.76	$573,030	4.00	n/a	n/a
Hancock Bank	577,280	12.21	189,047	4.00	$283,570	6.00
Whitney Bank	1,088,339	11.22	387,854	4.00	581,782	6.00

Tier 1 leverage capital
Company	$1,685,058	9.34	$541,066	3.00	n/a	n/a
Hancock Bank	577,280	9.01	192,137	3.00	$320,228	5.00
Whitney Bank	1,088,339	9.02	361,878	3.00	603,129	5.00

*	(Consolidated charter effective 3/31/2014)

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders’ Equity (continued)

Regulatory Restrictions on Dividends

Regulatory policy statements provide that generally bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from its subsidiary banks have been the primary source of funds available to the Company for the payment of dividends to Hancock’s stockholders. Federal and state banking laws and regulations restrict the amount of dividends the Bank may distribute to Hancock without prior regulatory approval, as well as the amount of loans it may make to the Company. Dividends paid by Whitney Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi.

Note 11. Retirement Benefit Plans

The Company offers a qualified defined benefit pension plan covering all eligible associates. Eligibility is based on minimum age and service-related requirements. The Company makes contributions to the qualified pension plans in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. Hancock does not anticipate making a contribution to the pension plan during 2015.

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

The Company also offers a defined contribution retirement benefit plan (401(k) plan) that covers substantially all associates who have been employed 60 days and meet certain other requirements and employment classification criteria. The Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Newly eligible associates are automatically enrolled at an initial 3% savings rate unless the associate actively opts out of participation in the plan.

The expense of the Company’s matching contributions to the 401(k) plan was $7.1 million in 2014, $7.0 million in 2013, and $6.1 million in 2012. The discretionary profit-sharing contribution under the legacy Whitney plan was $2.9 million for 2012.

The Company also sponsors defined benefit postretirement plans for both legacy Hancock and legacy Whitney associates. The Hancock plans provide health care and life insurance benefits to retiring associates who participate in medical and/or group life insurance benefit plans for active associates at the time of retirement and have reached 55 years of age with ten years of service or age 65 with five years of service. The postretirement health care plan is contributory, with retiree contributions adjusted annually and subject to certain employer contribution maximums. Neither Hancock plan is available to associates hired on or after January 1, 2000.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Retirement Benefit Plans (continued)

The Company assumed certain trends in health care costs in the determination of the benefit obligations. At December 31, 2014, the plans assumed a 7.5% increase in the pre- and post-Medicare age health costs for 2015, declining over a period of five years to a 5.0% annual rate. At December 31, 2014, the RP 2014 Bottom Quartile mortality projection scale was used. Scale BB was used in 2013 and Scale AA was employed in 2012. Otherwise, the plan assumptions were substantially the same in 2013 all years.

The following tables detail the changes in the benefit obligations and plan assets of the defined benefit for the years ended December 31, 2014 and 2013 as well as the funded status of the plans at each year end and the amounts recognized in the Company’s balance sheets. The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	2014	2013	2014	2013
(in thousands)	Pension benefits		Other Post- retirement benefits
Change in benefit obligation
Benefit obligation:
at beginning of year	$412,608	$437,104	$31,592	$37,831
Service cost	12,920	16,118	126	215
Interest cost	19,251	16,678	1,140	1,317
Actuarial loss	29,738	(41,591)	(3,467)	(5,563)
Plan participants’ contributions	—	—	1,300	1,355
Benefits paid	(17,606)	(15,701)	(2,323)	(3,563)

Benefit obligation, end of year	456,911	412,608	28,368	31,592

Change in plan assets
Fair value of plan assets:
at beginning of year	437,829	379,133	—	—
Actual return on plan assets	17,826	63,695	—	—
Employer contributions	1,123	11,123	1,023	2,208
Plan participants’ contributions	—	—	1,300	1,355
Benefit payments	(17,606)	(15,701)	(2,323)	(3,563)
Expenses	(464)	(421)	—	—

Fair value of plan assets, end of year	438,708	437,829	—	—

Funded status at end of year—net (liability) asset	$(18,203)	$25,221	$(28,368)	$(31,592)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss:
at beginning of year	$28,285	$111,794	$7,189	$14,513
Amount of (loss)/gain recognized during the year	(26)	(6,570)	(364)	(1,761)
Net actuarial loss/(gain)	44,599	(76,939)	(3,467)	(5,563)

Unrecognized loss at end of year	$72,858	$28,285	$3,358	$7,189

Projected benefit obligation	456,911	412,608
Accumulated benefit obligation	426,073	379,607
Fair value of plan assets	438,708	437,829

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Retirement Benefit Plans (continued)

The following table shows net periodic benefit cost included in expense and the changes in the amounts recognized in accumulated other comprehensive income during 2014 and 2013. Recognition of the net actuarial loss included in accumulated other comprehensive income is not required when the loss is less than ten percent of the projected benefit obligation or fair value of plan assets. Accordingly, Hancock will not recognize a material amount of the losses at December 31, 2014 as a component of net pension expense in 2015.

	Years Ended December 31,
	2014	2013	2012	2014	2013	2012
($ in thousands)	Pension benefits			Other post-retirement benefits
Net periodic benefit cost
Service cost	$12,920	$16,118	$12,989	$126	$215	$192
Interest cost	19,251	16,678	17,206	1,140	1,317	1,337
Expected return on plan assets	(32,222)	(27,928)	(25,398)	—	—	—
Amortization of net loss/ prior service cost	26	6,570	6,582	364	1,761	918
Recognized net amortization and deferral				—	—	—

Net periodic benefit cost	(25)	11,438	11,379	1,630	3,293	2,447

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss)/gain recognized during the year	(26)	(6,570)	(6,582)	(364)	(1,761)	(966)
Net actuarial loss/(gain)	44,599	(76,939)	(7,001)	(3,467)	(5,563)	4,435
Amortization of prior service cost	—	—	—	—	—	48

Total recognized in other comprehensive income	44,573	(83,509)	(13,583)	(3,831)	(7,324)	3,517

Total recognized in net periodic benefit cost and other comprehensive income	$44,548	$(72,071)	$(2,204)	$(2,201)	$(4,031)	$5,964

Discount rate for benefit obligations	4.11%	4.73%	3.82%	4.02%	4.58%	3.69%
Discount rate for net periodic benefit cost	4.73%	3.82%	4.32%	4.58%	3.69%	4.18%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	scaled *	4.00%	3.73%	n/a	n/a	n/a

*	Graded scale, declining from 7.00% at age 20 to 2.00% at age 60

The long term rate of return on plan assets is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. At December 31, 2014, the discount rate was calculated by matching expected future cash flows to the Wells Fargo Pension Discount Curve Liability Index. At December 31, 2013, this calculation used the Citigroup Pension Discount Curve Liability Index.

The following shows expected plan benefit payments over the next ten years:

(in thousands)	Pension	Post-retirement	Total
2015	$18,617	$1,554	$20,171
2016	19,744	1,503	21,247
2017	20,744	1,406	22,150
2018	21,863	1,397	23,260
2019	22,505	1,430	23,935
2020-2024	128,044	7,391	135,435

	$231,517	$14,681	$246,198

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Retirement Benefit Plans (continued)

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2014.

The following table illustrates the effect on the annual periodic postretirement benefit costs and postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates from the rates assumed at December 31, 2014:

(in thousands)	1% Decrease in Rates	Assumed Rates	1% Increase in Rates
Aggregated service and interest cost	$1,115	$1,266	$1,451
Postretirement benefit obligation	25,046	28,366	32,412

The fair values of pension plan assets at December 31, 2014 and 2013, by asset category, are shown in the following tables:

Fair Value Measurements by Asset Category / Fund	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Fair Value Measurements at December 31, 2014
Cash and cash-equivalents:
Cash and equivalents	$10,243	$10,243	$—	$—

Total cash and cash-equivalents	10,243	10,243	—	—

Fixed income:
US government and agency securities	15,518	1,082	14,436	—
Municipal securities	33,980	—	33,980	—
Emerging market debt fund	19,505	—	—	19,505
Foreign bonds, notes and debentures	2,588	—	2,588	—
Hancock Horizon Core Bond Fund	51,529	—	51,529	—
Corporate debt	62,429	—	62,429	—

Total fixed income	185,549	1,082	164,962	19,505

Real Assets:
Real assets fund	24,151	24,151	—	—

Total cash and cash-equivalents	24,151	24,151	—	—

Equity:
Hancock Horizon Quantitative Long/Short Fund	5,603	5,603	—	—
Hancock Horizon Diversified International Fund	62,750	62,750	—	—
Hancock Horizon Burkenroad Small Cap Fund	9,296	9,296	—	—
Hancock Horizon Growth Fund	26,469	26,469	—	—
Hancock Horizon Value Fund	30,321	30,321	—	—
Equity securities	84,325	84,325	—	—
Mineral Interests	1	—	—	1

Total equity	218,765	218,764	—	1

Total	$438,708	$254,240	$164,962	$19,506

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Retirement Benefit Plans (continued)

Fair Value Measurements by Asset Category / Fund	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Fair Value Measurements at December 31, 2013
Cash and cash-equivalents:
Cash and equivalents	$5,683	$5,683	$—	$—
Hancock Horizon Government Money Market Fund	9,531	9,531	—	—

Total cash and cash-equivalents	15,214	15,214	—	—

Fixed income:
US government and agency securities	21,485	4,383	17,102	—
Municipal securities	40,476	—	40,476	—
Hancock Horizon Core Bond Fund	59,674		59,674	—
Corporate debt	43,440	6,923	36,517	—

Total fixed income	165,075	11,306	153,769	—

Equity:
Hancock Horizon Quantitative Long/Short Fund	6,593	6,593	—	—
Hancock Horizon Diversified International Fund	26,072	26,072	—	—
Hancock Horizon Burkenroad Small Cap Fund	4,108	4,108	—	—
Hancock Horizon Growth Fund	27,847	27,847	—	—
Hancock Horizon Value Fund	34,216	34,216	—	—
Hancock Horizon Diversified Income Fund	8,758	8,758	—	—
Equity securities	149,946	149,946	—	—

Total Equity	257,540	257,540	—	—

TOTAL	$437,829	$284,060	$153,769	$—

The percentage allocations of the plan assets by asset category and corresponding target allocations at December 31, 2014 and 2013 follow:

	Plan Assets at December 31,		Target Allocation at December 31,
	2014	2013	2014	2013
Asset category
Equity securities	50%	59%	30 - 60%	30 - 70%
Fixed income securities	42%	38%	25 - 65%	25 - 65%
Real Assets	6%	0%	0 - 10%	0 - 10%
Cash equivalents	2%	3%	0 - 5%	0 - 5%

	100%	100%

Plan assets are invested in long-term strategies and evaluated within the context of a long-term investment horizon. Plan assets will be diversified across multiple asset classes so as to minimize the risk of large losses. Short-term fluctuations in value will be considered secondary to long-term results. The Company employs a total return approach whereby a diversified mix of asset class investments are used to maximize the long-term return of plan assets for an acceptable level of risk. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. The investment performance of the

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Retirement Benefit Plans (continued)

plan is regularly monitored to ensure that appropriate risk levels are being taken and to evaluate returns versus a suitable market benchmark. The benefits investment committee meets periodically to review the policy, strategy, and performance of the plans.

Note 12. Share-Based Payment Arrangements

Hancock maintains incentive compensation plans that incorporate share-based payment arrangements for associates and directors. The current plan under which share-based awards may be granted, the 2014 Long Term Incentive Plan (the “2014 Plan”), was approved by the Company’s stockholders at the 2014 annual meeting as a successor to the Company’s 2005 Long-Term Incentive Plan (the “2005 Plan”). Certain share-based awards remain outstanding under the 2005 Plan and prior equity incentive compensation plans, but no future awards may be granted thereunder.

The Compensation Committee of the Company’s Board of Directors administers the equity incentive plans, makes determinations with respect to participation by employees or directors and authorizes the share-based awards. Under the 2014 Plan, participants may be awarded stock options (including incentive stock options for associates), restricted shares, performance stock awards and stock appreciation rights, all on a stand-alone, combination or tandem basis. To date, the Committee has awarded stock options, tenure-based restricted shares and performance stock awards under the 2014 Plan and the prior equity incentive plans.

Under the 2014 Plan, future awards may be granted for the issuance of an aggregate of 1,796,357 shares of the Company’s common stock, plus the number of any shares of the Company’s common stock for which awards under the 2005 Plan are cancelled, expired, forfeited or settled in cash. The 2014 Plan limits the number of shares for which awards may be granted to any participant during any calendar year to 100,000 shares. The Company may use authorized unissued shares or shares held in treasury to satisfy awards under the 2014 Plan.

At December 31, 2014 there were 1.7 million shares available for future issuance under equity compensation plans (including 170,935 shares under the Company’s 2010 Employee Stock Ownership Plan).

For the years ended December 31, 2014, 2013 and 2012 total share-based compensation recognized in income was $14.0 million, $13.1 million and $11.0 million, respectively. The total recognized tax benefit related to the share-based compensation was $4.9 million, $4.6 million and $3.9 million, respectively, for 2014, 2013 and 2012.

A summary of option activity for 2014 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	1,332,656	$38.85
Granted	—	—
Exercised	(81,842)	30.40
Cancelled/Forfeited	(197,974)	36.06
Expired	(113,447)	63.41

Outstanding at December 31, 2014	939,393	$37.21	4.2	$221

Exercisable at December 31, 2014	781,529	$38.62	3.7	$107

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Share-Based Payment Arrangements (continued)

The number of shares subject to the outstanding options reflected above include shares to be issued upon the exercise of options that were assumed by the Company in the acquisition of Whitney Holding Corporation.

The exercise price for stock options is set at the closing market price of the Company’s stock on the date immediately preceding the date of grant, except for the exercise price of certain options granted to major stockholders which is set at 110% of the market price. Option awards generally vest equally over five years of continuous service and have ten-year contractual terms.

The total intrinsic value of options exercised during 2014, 2013 and 2012 was $0.4 million, $0.6 million, and $0.8 million, respectively.

The weighted-average grant-date fair values of options awarded during 2012 were $8.43. There were no options granted in 2014 or 2013. The fair value of each option award was estimated as of the grant date using the Black-Scholes-Merton option-pricing model. The significant assumptions made in applying the option-pricing model are noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

2012
Expected volatility	38.64%
Expected dividends	3.23%
Expected term (in years)	6.58
Risk-free rates	1.78%

There were no options granted in 2013.

A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2014 and changes during 2014 are presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2014	1,981,820	$31.75
Granted	608,856	34.42
Vested	(391,859)	32.76
Cancelled/Forfeited	(158,518)	32.75

Nonvested at December 31, 2014	2,040,299	$32.27

As of December 31, 2014, there was $32.8 million of total unrecognized compensation related to nonvested restricted shares expected to vest. This compensation is expected to be recognized in expense over a weighted-average period of 3.7 years. The total fair value of shares which vested during 2014 and 2013 was $12.8 million and $3.2 million, respectively.

In 2014, Hancock granted 69,857 performance shares with an average fair value of $38.14 per share to key members of executive and senior management. The number of 2014 performance shares that ultimately vest, if any, at the end of the three-year required service period will be based on the relative rank of Hancock’s three-year total

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Share-Based Payment Arrangements (continued)

shareholder return (TSR) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of the awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

Note 13. Fair Value of Financial Instruments

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

	December 31, 2014
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$300,508	$300,508
Municipal obligations	—	14,176	14,176
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,245,564	1,245,564
Collateralized mortgage obligations	—	86,864	86,864
Equity securities	9,553	—	9,553

Total available for sale securities	9,553	1,650,612	1,660,165

Derivative assets (1)	—	19,432	19,432

Total recurring fair value measurements – assets	$9,553	$1,670,044	$1,679,597

Liabilities
Derivative liabilities (1)	$—	$20,860	$20,860

Total recurring fair value measurements – liabilities	$—	$20,860	$20,860

(1)	For further disaggregation of derivative assets and liabilities, see Note 5 – Derivatives

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Fair Value of Financial Instruments (continued)

	December 31, 2013
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$505	$—	$505
Municipal obligations	—	35,961	35,961
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,276,958	1,276,958
Collateralized mortgage obligations	—	94,125	94,125
Equity securities	10,723	—	10,723

Total available for sale securities	11,228	1,410,544	1,421,772

Derivative assets (1)	—	15,579	15,579

Total recurring fair value measurements – assets	$11,228	$1,426,123	$1,437,351

Liabilities
Derivative liabilities (1)	$—	$15,006	$15,006

Total recurring fair value measurements – liabilities	$—	$15,006	$15,006

(1)	For further disaggregation of derivative assets and liabilities, see Note 5 – Derivatives

Securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities and certain other debt and equity securities. Level 2 classified securities include U.S. Treasury securities, obligations of U.S. Government-sponsored agencies, residential mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and state and municipal bonds. The level 2 fair value measurements for investment securities are obtained quarterly from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs were observable in the marketplace or can be supported by observable data.

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

Note 13. Fair Value of Financial Instruments (continued)

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

The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value on a nonrecurring basis:

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$30,204	$—	$30,204
Other real estate owned	—	—	29,715	29,715

Total nonrecurring fair value measurements	$—	$30,204	$29,715	$59,919

	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$24,392	$—	$24,392
Other real estate owned	—	—	34,105	34,105

Total nonrecurring fair value measurements	$—	$24,392	$34,105	$58,497

Accounting guidance from the FASB requires the disclosure of estimated fair value information about certain on-and off-balance sheet financial instruments, including those financial instruments that are not measured and reported at fair value on a recurring basis. The significant methods and assumptions used by the Company to estimate the fair value of financial instruments are discussed below.

Cash, Short – Term Investments and Federal Funds Sold – for those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities – the fair value measurement for securities available for sale was discussed earlier. The same measurement techniques were applied to the valuation of securities held to maturity.

Loans, Net – the fair value measurement for certain impaired loans was discussed earlier. For the remaining portfolio, fair values were generally estimated by discounting scheduled cash flows using discount rates determined with reference to current market rates at which loans with similar terms would be made to borrowers with similar credit quality.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Fair Value of Financial Instruments (continued)

Loans Held For Sale – these loans are recorded at fair value and carried at the lower of cost of market. The carrying amount is considered a reasonable estimate of fair value.

Accrued Interest Receivable and Accrued Interest Payable – the carrying amounts are a reasonable estimate of fair values.

Deposits – the accounting guidance requires that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, be assigned fair values equal to amounts payable upon demand (carrying amounts). The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased, Securities Sold under Agreements to Repurchase, and FHLB Borrowings – for these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Debt – the fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained.

Derivative Financial Instruments – the fair value measurement for derivative financial instruments was discussed earlier.

The estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2014			Total Fair Value	Carrying Amount
(in thousands)	Level 1	Level 2	Level 3
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,159,403	$—	$—	$1,159,403	$1,159,403
Available for sale securities	9,553	1,650,612	—	1,660,165	1,660,165
Held to maturity securities	—	2,186,340	—	2,186,340	2,166,289
Loans, net	—	30,204	13,672,427	13,702,631	13,766,514
Loans held for sale	—	20,252	—	20,252	20,252
Accrued interest receivable	47,501	—	—	47,501	47,501
Derivative financial instruments	—	19,432	—	19,432	19,432

Financial liabilities:
Deposits	$—	$—	$16,398,878	$16,398,878	$16,572,831
Federal funds purchased	12,000	—	—	12,000	12,000
Securities sold under agreements to repurchase	624,573	—	—	624,573	624,573
FHLB Borrowings	515,000	—	—	515,000	515,000
Long-term debt	—	346,379	—	346,379	374,371
Accrued interest payable	4,204	—	—	4,204	4,204
Derivative financial instruments	—	20,860	—	20,860	20,860

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Fair Value of Financial Instruments (continued)

	December 31, 2013			Total Fair Value	Carrying Amount
(in thousands)	Level 1	Level 2	Level 3
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$617,280	$—	$—	$617,280	$617,280
Available for sale securities	11,228	1,410,544	—	1,421,772	1,421,772
Held to maturity securities	—	2,576,584	—	2,576,584	2,611,352
Loans, net	—	24,392	12,023,330	12,047,722	12,191,191
Loans held for sale	—	24,515	—	24,515	24,515
Accrued interest receivable	42,977	—	—	42,977	42,977
Derivative financial instruments	—	15,579	—	15,579	15,579

Financial liabilities:
Deposits	$—	$—	$15,352,024	$15,352,024	$15,360,516
Federal funds purchased	7,725	—	—	7,725	7,725
Securities sold under agreements to repurchase	650,235	—	—	650,235	650,235
Long-term debt	—	385,557	—	385,557	385,826
Accrued interest payable	4,353	—	—	4,353	4,353
Derivative financial instruments	—	15,006	—	15,006	15,006

Note 14. Commitments and Contingencies

Credit Related

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

A substantial majority of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to their customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies (continued)

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

	December 31,
(in thousands)	2014	2013
Commitments to extend credit	$5,700,546	$5,234,929
Letters of credit	414,408	422,284

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Other Contingencies

In connection with the 2011 Whitney acquisition, the Company recorded a $58.0 million liability for contingent payments to certain employees for arrangements that were in existence prior to acquisition. The following table presents the changes in the liability for 2014 and 2013.

(in thousands)	2014	2013
Balance, January 1	$8,661	$8,165
Adjustments	(1,690)	2,765
Cash Payments	(6,971)	(2,269)

Balance, December 31	$—	$8,661

Lease Commitments

The Company currently is obligated under a number of non-cancelable operating leases for buildings and equipment. Certain of these leases have escalation clauses and renewal options. Future minimum lease payments for non-cancelable operating leases with initial terms in excess of one year were as follows at December 31, 2014:

(in thousands)	Operating Leases
2015	$11,766
2016	11,856
2017	11,064
2018	9,782
2019	7,917
Thereafter	28,293

Total minimum lease payments	$80,678

Rental expense approximated $11.4 million, $12.9 million and $14.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Other noninterest income:
Income from bank-owned life insurance	$10,314	$11,223	$11,163
Credit-related fees	11,121	8,724	6,681
Income from derivatives	1,645	4,675	3,600
Gain on sales of assets	1,279	1,932	4,366
Safety deposit box income	1,830	1,923	2,006
Other miscellaneous income	9,249	8,754	9,072

Total other noninterest income	$35,438	$37,231	$36,888

Other noninterest expense:
Advertising	$8,937	$10,399	$13,515
Ad valorem and franchise taxes	10,492	9,727	8,321
Printing and supplies	4,550	5,112	7,491
Insurance expense	3,919	4,094	5,494
Travel	4,066	4,716	5,758
Entertainment and contributions	5,762	5,265	6,049
Tax credit investment amortization	8,817	10,781	5,974
Other miscellaneous expense	30,585	45,242	27,669

Total other noninterest expense	$77,128	$95,336	$80,271

Other miscellaneous expense as shown in the table above includes nonoperating items totaling $9.6 million in 2014, $19.7 million in 2013 and $3.2 million in 2012. Details of the 2014 items are further discussed below:

FDIC Settlement

During the second quarter of 2014, the Company recorded a $10.3 million expense for the settlement of an assessment by the FDIC related to its targeted review of certain previously paid loss claim reimbursement amounts. The assessment demanded repayment of these amounts due to the FDIC’s disagreement with the manner in which certain assets were administered and losses were calculated. During the third quarter, the settlement was paid and the FDIC resumed payment of claims.

Sale of Insurance Business

In April 2014, the Company sold its property and casualty and group benefits insurance intermediary business. The lines of business being divested represent approximately half of the Company’s 2013 insurance commissions and fees. A gain of $9.4 million was recorded on the sale based on a $15.5 million sales price less the related tangible and intangible assets.

Branch Closures

During 2014, the Company recorded $4.6 million in write-downs related to the 2014 closure of 15 branch locations in Mississippi, Florida and Louisiana as part of its ongoing branch rationalization process.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Other Noninterest Income and Other Noninterest Expense (continued)

Reverse Repurchase Obligations Early Termination Fee

During the second quarter of 2014, the Company recorded $3.5 million in fees related to the early termination of reverse repurchase obligations.

Note 16. Income Taxes

Income tax expense included in net income consisted of the following components:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Included in net income
Current federal	$41,441	$14,797	$11,195
Current state	1,487	(3,207)	1,953

Total current provision	42,928	11,590	13,148

Deferred federal	21,483	37,403	34,219
Deferred state	2,054	3,517	(1,754)

Total deferred provision	23,537	40,920	32,465

Total included in net income	$66,465	$52,510	$45,613

Included in shareholders’ equity
Deferred tax related to retirement benefits	(14,681)	$32,749	$3,788
Deferred tax related to securities	6,857	(40,876)	(1,583)
Deferred tax related to derivatives and hedging	(217)	116	(75)

Total included in shareholders’ equity	$(8,041)	$(8,011)	$2,130

Temporary differences arise between the tax bases of assets or liabilities and their carrying amounts for financial reporting purposes. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$57,667	$64,389
Employee compensation and benefits	50,361	31,293
Loan purchase accounting adjustments	35,094	75,595
Tax credit carryforward	35,553	41,083
Securities	—	6,432
State net operating loss	1,535	1,535
Other	18,702	21,611

Gross deferred tax assets	198,912	241,938

Federal valuation allowance	—	—
State valuation allowance	(1,529)	(1,531)

Subtotal valuation allowance	(1,529)	(1,531)

Net deferred tax assets	197,383	240,407

Deferred tax liabilities:
Fixed assets & intangibles	(88,062)	(93,952)
Securities	(724)	—
Deferred gain on acquisition	—	(4,407)
FDIC indemnification asset	(18,769)	(37,775)
Other	(15,493)	(14,565)

Gross deferred tax liabilities	(123,048)	(150,699)

Net deferred tax asset (liability)	$74,335	$89,708

Reported income tax expense differed from amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes because of the following factors:

	Years Ended December 31,
	2014		2013		2012
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$84,766	35%	$75,553	35%	$69,074	35%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	4,649	2%	2,352	1%	(78)	0%
Tax-exempt interest	(6,301)	-3%	(6,487)	-3%	(7,127)	-4%
Bank owned life insurance	(3,554)	-1%	(3,926)	-2%	(4,005)	-2%
Tax credits	(16,577)	-7%	(15,743)	-7%	(13,661)	-7%
Other, net	3,482	1%	761	0%	1,410	1%

Income tax expense	$66,465	27%	$52,510	24%	$45,613	23%

As of December 31, 2014, the Company had approximately $36 million in federal tax credit carryforwards that originated in the tax years from 2008 through 2014 and that begin expiring in 2028. The Company had approximately $29 million in state net operating loss carryforwards that originated in the tax years 2002 through 2014 and that begin expiring in 2017. A valuation allowance has been established for the state net operating loss carryforwards. The impact of this valuation allowance is immaterial to the financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Taxes (continued)

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits. The liability for unrecognized tax benefits was immaterial at December 31, 2014 and 2013. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2014. Hancock recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2014, 2013 and 2012 were insignificant.

The Company invests in Federal NMTC projects related to tax credit allocations that have been awarded to its wholly-owned Community Development Entity (CDE) as well as projects that utilize credits awarded to unrelated CDEs. From 2008 through 2014, the Company’s CDE was awarded three allocations totaling $148 million. These awards are expected to generate tax credits totaling $57.7 million over their seven-year compliance periods.

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

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the returns for years prior to 2011 are no longer subject to examination by taxing authorities.

Note 17. Earnings Per Share

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

A summary of the information used in the computation of earnings per common share follows:

	Years Ended December 31,
($ in thousands, except per share amounts)	2014	2013	2012
Numerator:
Net income to common shareholders	$175,722	$163,356	$151,742
Net income allocated to participating securities – basic and diluted	3,631	3,105	1,557

Net income allocated to common shareholders – basic and diluted	$172,091	$160,251	$150,185

Denominator:
Weighted-average common shares – basic	81,804	83,066	84,767
Dilutive potential common shares	230	101	821

Weighted average common shares – diluted	82,034	83,167	85,588

Earnings per common share:
Basic	$2.10	$1.93	$1.77
Diluted	$2.10	$1.93	$1.75

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Earnings Per Share (continued)

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 621,327 for the twelve months ended December 31, 2014, 916,756 for the twelve months ended December 31, 2013, and 1,057,925 for the twelve months ended December 31, 2012.

Note 18. Segment Reporting

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

Note 19. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Holding Company only:

Condensed Balance Sheets

	December 31,
(in thousands)	2014	2013
Assets:
Cash	$44,771	$66,338
Securities available for sale	97,423	107,017
Investment in bank subsidiaries	2,452,529	2,408,389
Investment in non-bank subsidiaries	3,202	5,319
Due from subsidiaries and other assets	24,896	24,091

	$2,622,821	$2,611,154

Liabilities and Stockholders’ Equity:
Long term debt	$149,600	$184,800
Other liabilities	819	1,285
Stockholders’ equity	2,472,402	2,425,069

	$2,622,821	$2,611,154

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent Company Information (continued)

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2014	2013	2012
Operating Income
From subsidiaries
Cash dividends received from bank subsidiaries	$124,000	$249,000	$25,000
Non-cash dividend from bank subsidiary in restructuring	—	—	225,000
Dividends received from non-bank subsidiaries	—	2,990	150
Equity in earnings of subsidiaries greater than (less than) dividends received	58,358	(82,203)	(94,486)

Total operating income	182,358	169,787	155,664
Other (expense) income, net	(10,035)	(10,335)	(6,673)
Income tax expense (benefit)	(3,399)	(3,904)	(2,751)

Net income	$175,722	$163,356	$151,742

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities—principally dividends received from subsidiaries	$126,491	$257,251	$18,789

Net cash provided by operating activities	126,491	257,251	18,789

Cash flows from investing activities
Contribution of capital to subsidiary	—	(870)	(955)
Loans to nonbank subsidiaries, net of repayments	—	—	1,684
Purchase of available for sale securities	—	—	(77,058)
Proceeds from principal paydowns of securities available for sale	12,664	18,685	47,305
Other, net	—	(5,630)	—

Net cash used by investing activities	12,664	12,185	(29,024)

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	—	217,933
Repayment of long term debt	(35,200)	(35,200)	(140,000)
Dividends paid to stockholders	(80,392)	(81,673)	(83,151)
Stock transactions, net	(45,130)	(112,266)	13,479

Net cash provided by (used by) financing activities	(160,722)	(229,139)	8,261

Net increase (decrease) in cash	(21,567)	40,297	(1,974)
Cash, beginning of year	66,338	26,041	28,015

Cash, end of year	$44,771	$66,338	$26,041

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The rules refer to our controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, including our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its principal executive and principal financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form Y-9 C) and compliance with specific laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in Item 8 of this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8 of this annual report on Form 10-K.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Hancock Holding Company (the Company) will hold its Annual Meeting of Shareholders of common stock on Tuesday, April 28, 2015, at 10:00 a.m. local time at One Hancock Plaza, 2510 14th Street, Gulfport, Mississippi.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2015 annual meeting of shareholders under the captions “Information About Director Nominees” and “Information About Incumbent Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Audit Committee.” Such information is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading in Item 1 of Part I.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning our executive compensation will appear in our definitive proxy statement relating to our 2015 annual meeting of shareholders under the caption “Executive Compensation.” Information concerning our compensation committee interlocks and insider participation and our compensation committee report will appear in our proxy statement under the caption “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our definitive proxy statement relating to our 2015 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)

Equity compensation plans approved by security holders	1,081,737	(1)	35.34	(2)	1,732,811
Equity compensation plans not approved by security holders	61,343	(4)	63.90	(4)	—

Total	1,143,080				1,732,811

(1)	Includes 75,778 shares potentially issuable upon the vesting of outstanding restricted share units and 13,378 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into our Nonqualified Deferred Compensation Plan. This includes 114,531 performance stock awards at 100% of target. If the highest level of performance conditions is met, the total performance shares would be 218,950 and the total performance shares units would be 26,756.
(2)	The weighted average exercise price relates only to the exercise of outstanding options included in column (a)

(3)	Includes 1,561,876 shares remaining available for issuance under the 2014 Long-Term Incentive Plan and 170,935 shares remaining available for issuance under the Company’s 2010 Employee Stock Purchase Plan, as amended.
(4)	Represents securities to be issued upon the exercise of options that were assumed by the Company in the acquisition of Whitney Holding Corporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our definitive proxy statement relating to our 2015 annual meeting of shareholders under the caption “Transactions with Related Persons.” Information concerning director independence will appear in our proxy statement under the caption “Board of Directors and Corporate Governance.” Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in our definitive proxy statement relating to our 2015 annual meeting of shareholders under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements of Hancock Holding Company and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Consolidated balance sheets – December 31, 2014 and 2013

Consolidated statements of income – Years ended December 31, 2014, 2013, and 2012

Consolidated statements of changes in stockholders’ equity– Years ended December 31, 2014, 2013, and 2012

Consolidated statements of cash flows –Years ended December 31, 2014, 2013, and 2012

Notes to consolidated financial statements – December 31, 2014 (pages 67 to 127)

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

(a) 3. Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

**2.1	Composite Articles of Incorporation of the Company.

4.1	Specimen stock certificate of the Company (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4 to the Company’s registration statement on Form S-8 (File No. 333-11831) filed with the Commission on September 12, 1996 and incorporated herein by reference).

4.2	By executing this Form 10-K, the Company hereby agrees to deliver to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Company or its consolidated subsidiaries or its unconsolidated subsidiaries for which financial statements are required to be filed, where the total amount of such securities authorized thereunder does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.

4.3	Shareholder Rights Agreement, dated February 21, 1997, between the Company and Hancock Bank, as Rights Agent (filed as Exhibit 1 to the Company’s registration statement on Form 8-A12G (File No. 0-13089) filed with the Commission on February 27, 1997 and incorporated herein by reference) as extended by Amendment No. 1 to Rights Agreement, dated February 19, 2007, between the Company and Hancock Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on February 20, 2007 and incorporated herein by reference).

*10.1	1996 Long Term Incentive Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 0-13089) filed with the Commission on January 23, 1996 and incorporated herein by reference).

*10.2	Amended and Restated 2005 Long-Term Incentive Plan dated December 18, 2008 and effective January 1, 2009 (filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.3	Amendment to Amended and Restated 2005 Long-Term Incentive Plan dated May 24, 2012 and effective January 1, 2012 (filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.4	2014 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on April 21, 2014 and incorporated herein by reference).

*10.5	Form of 2011 Performance Stock Award Agreement (filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.6	Form of 2011 Incentive Stock Option Agreement for Section 16 individuals (filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.7	Form of 2011 Restricted Stock Award Agreement for Section 16 individuals (filed as Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.8	Form of 2012 and 2013 Restricted Stock Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on February 14, 2013 and incorporated herein by reference).

Exhibit Number	Description

*10.9	Form of 2014 Restricted Stock Award Agreement (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2014 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.10	Form of Performance Stock Award Agreement for 2012, 2013 and 2014 (filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on February 14, 2013 and incorporated herein by reference).

***10.11	Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2015.

10.12	Purchase and Assumption Agreement, dated December 18, 2009, among the Federal Deposit Insurance Corporation, in its capacity as receiver of Peoples First Community Bank, Panama City Florida, Hancock Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2009 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.13	2010 Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on January 5, 2011 (File No. 0-13089) and incorporated herein by reference).

*10.14	Amendment to 2010 Employee Stock Purchase Plan, dated December 15, 2011 and effective January 1, 2011 (filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

10.15	Term Loan Agreement, dated December 21, 2012, among the Company, certain lenders from time to time party thereto, Suntrust Bank (as administrative agent) and U.S. Bank National Association (as syndication agent) (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on December 28, 2012 and incorporated herein by reference).

*10.16	Retention Agreement, dated March 1, 2011, between Whitney Bank (as successor in interest to Hancock Bank of Louisiana) and Joseph S. Exnicios (filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2011 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.17	Retention Agreement, dated March 31, 2011, between Whitney Bank (as successor in interest to Hancock Bank of Louisiana) and Suzanne Thomas (filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2011 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.18	Executive Incentive Plan (filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2013 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.19	Form of Change in Control Employment Agreement between the Company and each of Messrs. Chaney, Hairston, Achary, Hill, Loper and Saik effective June 16, 2014 (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on June 20, 2014 and incorporated herein by reference).

***10.20	Term Life Insurance Plan and Summary Plan Description, adopted by the Company effective July 1, 2014.

*10.21	Retirement and Restrictive Covenant Agreement between Carl J. Chaney and the Company, dated as of November 13, 2014 (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on November 14, 2014 and incorporated herein by reference).

Exhibit Number	Description

***10.22	Separation and Restrictive Covenant Agreement, between Richard T. Hill and the Company, dated as of December 30, 2014.

**21.1	Subsidiaries of the Company.

**23.1	Consent of PricewaterhouseCoopers, LLP.

**31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**99.1	Chief Executive Officer Certification—IFR Section 30.15.

**99.2	Chief Financial Officer Certification—IFR Section 30.15.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Schema Document.

**101.CAL	XBRL Calculation Document.

**101.LAB	XBRL Label Link Document.

**101.PRE	XBRL Presentation Linkbase Document.

**101.DEF	XBRL Definition Linkbase Document.

*	Compensatory plan or arrangement.
**	Filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK HOLDING COMPANY
Registrant

February 27, 2015	By:	/s/ John M. Hairston
Date		John M. Hairston
President & Chief Executive Officer Director

February 27, 2015	By:	/s/ Michael M. Achary
Date		Michael M. Achary
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Estabrook, Jr James B. Estabrook, Jr.	Chairman of the Board, Director	February 27, 2015

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 27, 2015

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 27, 2015

/s/ Terence E. Hall Terence E. Hall	Director	February 27, 2015

/s/ Randall W. Hanna Randall W. Hanna	Director	February 27, 2015

/s/ James H. Horne James H. Horne	Director	February 27, 2015

/s/ Jerry L. Levens Jerry L. Levens	Director	February 27, 2015

(signatures continued)

/s/ R. King Milling R. King Milling	Director	February 27, 2015

/s/ Eric J. Nickelsen Eric J. Nickelsen	Director	February 27, 2015

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 27, 2015

/s/ Christine L. Pickering Christine L. Pickering	Director	February 27, 2015

/s/ Robert W. Roseberry Robert W. Roseberry	Director	February 27, 2015

Anthony J. Topazi Anthony J. Topazi	Director	February 27, 2015