Form 10-Q
period 2015-03-31
HANCOCK HOLDING CO
filed 2015-05-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 77,891,909 common shares were outstanding as of May 1, 2015.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)	March 31 2015	December 31 2014
ASSETS	unaudited
Cash and due from banks	$333,736	$356,455
Interest-bearing bank deposits	515,025	801,576
Federal funds sold	772	1,372
Securities available for sale, at fair value (amortized cost of $1,792,947 and $1,631,761)	1,825,608	1,660,165
Securities held to maturity (fair value of $2,316,118 and $2,186,340)	2,282,296	2,166,289
Loans held for sale	19,950	20,252
Loans	13,924,386	13,895,276
Less: allowance for loan losses	(128,386)	(128,762)

Loans, net	13,796,000	13,766,514

Property and equipment, net of accumulated depreciation of $200,424 and $193,527	399,762	398,384
Prepaid expenses	28,221	28,277
Other real estate, net	41,701	58,415
Accrued interest receivable	48,473	47,501
Goodwill	621,193	621,193
Other intangible assets, net	125,404	132,810
Life insurance contracts	429,412	426,617
FDIC loss share receivable	49,897	60,272
Deferred tax asset, net	69,495	74,335
Other assets	137,566	126,839

Total assets	$20,724,511	$20,747,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$6,201,403	$5,945,208
Interest-bearing	10,659,082	10,627,623

Total deposits	16,860,485	16,572,831

Short-term borrowings	755,250	1,151,573
Long-term debt	516,007	374,371
Accrued interest payable	6,609	4,204
Other liabilities	161,062	171,885

Total liabilities	18,299,413	18,274,864

Stockholders’ equity
Common stock — $3.33 par value per share; 350,000,000 shares authorized, 77,886,120 and 80,426,485 shares outstanding	259,361	267,820
Capital surplus	1,701,377	1,689,291
Treasury shares at cost — 8,917,814 and 7,053,028, respectively	(234,002)	(158,131)
Retained earnings	744,131	723,496
Accumulated other comprehensive (loss), net	(45,769)	(50,074)

Total stockholders’ equity	2,425,098	2,472,402

Total liabilities and stockholders’ equity	$20,724,511	$20,747,266

See notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Interest income:
Loans, including fees	$146,967	$150,982
Loans held for sale	96	195
Securities-taxable	20,790	22,708
Securities-tax exempt	880	1,027
Federal funds sold and other short term investments	354	228

Total interest income	169,087	175,140

Interest expense:
Deposits	7,126	5,352
Short-term borrowings	172	1,049
Long-term debt and other interest expense	3,631	3,177

Total interest expense	10,929	9,578

Net interest income	158,158	165,562
Provision for loan losses	6,154	7,963

Net interest income after provision for loan losses	152,004	157,599

Noninterest income:
Service charges on deposit accounts	17,315	18,712
Trust fees	11,200	10,238
Bank card and ATM fees	11,183	10,569
Investment and annuity fees	5,050	4,952
Secondary mortgage market operations	2,664	1,965
Insurance commissions and fees	1,754	3,744
Amortization of FDIC loss share receivable	(1,197)	(3,908)
Other income	8,244	10,427
Securities transactions gains, net	333	—

Total noninterest income	56,546	56,699

Noninterest expense:
Compensation expense	65,017	67,165
Employee benefits	15,634	14,267

Personnel expense	80,651	81,432

Net occupancy expense	11,177	11,266
Equipment expense	3,935	4,274
Data processing expense	13,556	12,419
Professional services expense	15,370	6,409
Amortization of intangibles	6,318	7,038
Telecommunications and postage	3,651	3,583
Deposit insurance and regulatory fees	3,595	2,967
Other real estate expense, net	456	1,777
Other expense	14,806	15,817

Total noninterest expense	153,515	146,982

Income before income taxes	55,035	67,316
Income taxes	14,876	18,201

Net income	$40,159	$49,115

Basic earnings per common share	$0.49	$0.58

Diluted earnings per common share	$0.49	$0.58

Dividends paid per share	$0.24	$0.24

Weighted average shares outstanding-basic	79,496	82,277

Weighted average shares outstanding-diluted	79,661	82,534

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$40,159	$49,115
Other comprehensive income:
Net change in unrealized gains	5,413	4,514
Reclassification adjustment for net losses realized and included in earnings	605	53
Amortization of unrealized net gain on securities transferred to held to maturity	647	665

Other comprehensive income, before income taxes	6,665	5,232
Income tax expense	2,360	1,842

Other comprehensive income net of income taxes	4,305	3,390

Comprehensive income	$44,464	$52,505

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share data)	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
	Shares	Amount
Balance, January 1, 2014	82,237,162	$273,850	$1,647,467	$628,166	$(35,379)	$(89,035)	$2,425,069

Net income	—	—	—	49,115	—	—	49,115
Other comprehensive income	—	—	—	—	3,390	—	3,390

Comprehensive income	—	—	—	49,115	3,390	—	52,505
Cash dividends declared ($0.24 per common share)	—	—	—	(20,219)	—	—	(20,219)
Common stock activity, long-term incentive plan	44,895	149	4,294	—	—	736	5,179

Balance, March 31, 2014	82,282,057	$273,999	$1,651,761	$657,062	$(31,989)	$(88,299)	$2,462,534

Balance, January 1, 2015	80,426,485	$267,820	$1,689,291	$723,496	$(50,074)	$(158,131)	$2,472,402

Net income	—	—	—	40,159	—	—	40,159
Other comprehensive income	—	—	—	—	4,305	—	4,305

Comprehensive income	—	—	—	40,159	4,305	—	44,464
Cash dividends declared ($0.24 per common share)	—	—	—	(19,524)	—	—	(19,524)
Common stock activity, long-term incentive plan	23,242	78	12,086	—	—	(9,138)	3,026
Purchase of common stock under stock buyback program	(2,563,607)	(8,537)	—	—	—	(66,733)	(75,270)

Balance, March 31, 2015	77,886,120	$259,361	$1,701,377	$744,131	$(45,769)	$(234,002)	$2,425,098

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,159	$49,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,218	7,899
Provision for loan losses	6,154	7,963
(Gain) loss on other real estate owned	(248)	1,388
Deferred tax expense	9,252	13,182
Increase in cash surrender value of life insurance contracts	(2,596)	(2,282)
Gain on disposal of other assets	(7)	(1,682)
Net decrease in loans held for sale	356	9,264
Net amortization of securities premium/discount	4,223	4,236
Amortization of intangible assets	6,318	7,038
Amortization of FDIC indemnification asset	1,197	3,908
Stock-based compensation expense	3,071	3,832
Decrease in interest payable and other liabilities	(8,577)	(7,814)
Net payments from FDIC for loss share claims	7,580	—
Increase in FDIC loss share receivable	(1,188)	(1,414)
(Increase) decrease in other assets	(6,657)	6,545
Other, net	(949)	1,947

Net cash provided by operating activities	65,306	103,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	9,221	1,301
Proceeds from maturities of securities available for sale	468,358	76,221
Purchases of securities available for sale	(638,861)	(24,703)
Proceeds from maturities of securities held to maturity	88,381	183,363
Purchases of securities held to maturity	(207,849)	—
Net decrease (increase) in interest-bearing bank deposits	286,551	(12,086)
Net decrease in federal funds sold and short-term investments	600	553
Net increase in loans	(36,137)	(217,289)
Purchases of property and equipment	(8,609)	(6,111)
Proceeds from sales of property and equipment	—	6,562
Proceeds from sales of other real estate	21,969	11,348
Other, net	(4,582)	758

Net cash (used in) provided by investing activities	(20,958)	19,917

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	287,654	(85,742)
Net (decrease) increase in short-term borrowings	(396,323)	54,674
Repayments of long-term debt	(8,800)	(8,955)
Net proceeds from issuance of long-term debt	145,196	3,130
Dividends paid	(19,524)	(20,219)
Purchase of common stock under stock buyback program	(75,270)	—
Proceeds from exercise of stock options	—	654

Net cash used in financing activities	(67,067)	(56,458)

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(22,719)	66,584
CASH AND DUE FROM BANKS, BEGINNING	356,455	348,440

CASH AND DUE FROM BANKS, ENDING	$333,736	$415,024

SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$4,161	$6,337

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Holding Company and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

Use of Estimates

The accounting principles the Company follows and the methods for applying these principles conform with GAAP and with those generally practiced within the banking industry. These accounting principles require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Critical Accounting Policies and Estimates

There were no material changes or developments with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow:

Securities Available for Sale
(in thousands)	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury and government agency securities	$100,182	$—	$766	$99,416	$300,207	$372	$71	$300,508
Municipal obligations	12,734	231	—	12,965	13,995	186	5	14,176
Mortgage-backed securities	1,441,474	35,262	1,947	1,474,789	1,217,293	31,094	2,823	1,245,564
CMOs	232,545	378	811	232,112	88,093	—	1,229	86,864
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
Equity securities	2,512	322	8	2,826	8,673	891	11	9,553

	$1,792,947	$36,193	$3,532	$1,825,608	$1,631,761	$32,543	$4,139	$1,660,165

Securities Held to Maturity
(in thousands)	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losse	Fair Value
US Treasury and government agency securities	$200,000	$99	$149	199,950	$—	$—	$—	$—
Municipal obligations	183,206	4,003	634	186,575	180,615	3,416	1,144	182,887
Mortgage-backed securities	873,729	28,061	—	901,790	899,923	23,897	162	923,658
CMOs	1,025,361	8,443	6,001	1,027,803	1,085,751	5,590	11,546	1,079,795

	$2,282,296	$40,606	$6,784	$2,316,118	$2,166,289	$32,903	$12,852	$2,186,340

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

The following table presents the amortized cost and fair value of debt securities at March 31, 2015 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and CMOs.

(in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$105,262	$104,516
Due after one year through five years	136,962	138,138
Due after five years through ten years	232,151	240,235
Due after ten years	1,316,060	1,339,893

Total available for sale debt securities	$1,790,435	$1,822,782

	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$425,253	$427,208
Due after one year through five years	387,765	386,448
Due after five years through ten years	108,198	108,110
Due after ten years	1,361,080	1,394,352

Total held to maturity securities	$2,282,296	$2,316,118

The Company held no securities classified as trading at March 31, 2015 or December 31, 2014.

The details for securities classified as available for sale with unrealized losses for the periods indicated follow:

March 31, 2015	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Unrealized Gross Losses
US Treasury and government agency securities	$99,249	$765	$106	$1	$99,355	$766
Mortgage-backed securities	23,484	152	124,102	1,795	147,586	1,947
CMOs	104,199	105	37,979	706	142,178	811
Equity securities	1,848	6	2	2	1,850	8

	$228,780	$1,028	$162,189	$2,504	$390,969	$3,532

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

December 31, 2014	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasury and government agency securities	$99,950	$70	$121	$1	$100,071	$71
Municipal obligations	2,995	5	—	—	2,995	5
Mortgage-backed securities	38,955	163	125,641	2,660	164,596	2,823
CMOs	—	—	86,864	1,229	86,864	1,229
Equity securities	5,998	10	3	1	6,001	11

	$147,898	$248	$212,629	$3,891	$360,527	$4,139

The details for securities classified as held to maturity with unrealized losses for the periods indicated follow:

Held to maturity March 31, 2015	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasury and government agency securities	$99,851	$149	$—	$—	$99,851	$149
Municipal obligations	8,757	17	49,110	617	57,867	634
CMOs	84,621	429	387,944	5,572	472,565	6,001

	$193,229	$595	$437,054	$6,189	$630,283	$6,784

Held to maturity December 31, 2014	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal obligations	$4,316	$12	$58,105	$1,132	$62,421	$1,144
Mortgage-backed securities	—	—	95,522	162	95,522	162
CMOs	119,222	616	540,607	10,930	659,829	11,546

	$123,538	$628	$694,234	$12,224	$817,772	$12,852

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

Securities with carrying values totaling $3.0 billion at March 31, 2015 and $3.2 billion at December 31, 2014 were pledged as collateral primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses

Loans, net of unearned income, consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014

Originated loans:
Commercial non-real estate	$5,861,887	$5,917,728
Construction and land development	1,087,449	1,073,964
Commercial real estate	2,492,351	2,428,195
Residential mortgages	1,736,033	1,704,770
Consumer	1,742,810	1,685,542

Total originated loans	$12,920,530	$12,810,199

Acquired loans:
Commercial non-real estate	$118,260	$120,137
Construction and land development	14,579	21,123
Commercial real estate	629,975	688,045
Residential mortgages	2,485	2,378
Consumer	25	985

Total acquired loans	$765,324	$832,668

FDIC acquired loans:
Commercial non-real estate	$6,937	$6,195
Construction and land development	11,482	11,674
Commercial real estate	27,777	27,808
Residential mortgages	175,367	187,033
Consumer	16,969	19,699

Total FDIC acquired loans	$238,532	$252,409

Total loans:
Commercial non-real estate	$5,987,084	$6,044,060
Construction and land development	1,113,510	1,106,761
Commercial real estate	3,150,103	3,144,048
Residential mortgages	1,913,885	1,894,181
Consumer	1,759,804	1,706,226

Total loans	$13,924,386	$13,895,276

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following briefly describes the distinction among originated, acquired and FDIC acquired loans and certain significant accounting policies relevant to each category.

Originated loans

Loans reported as “originated” include both loans originated for investment and acquired-performing loans where the discount (premium) has been fully accreted (amortized). Originated loans are reported at the principal balance outstanding, net of unearned income. Interest on loans and accretion of unearned income, including deferred loan fees, are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recognized in income as earned.

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

The excess of estimated cash flows expected to be collected from an acquired-impaired loan pool over the pool’s carrying value is referred to as the accretable yield and is recognized in interest income using an effective yield method over the expected life of the loan pool. Each pool of acquired-impaired loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Acquired-impaired loans in pools with an accretable yield and expected cash flows that are reasonably estimable are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting. Acquired-impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings even if they would otherwise qualify for such treatment.

FDIC acquired loans and the related loss share receivable

Loans reported as “FDIC acquired” are loans purchased in the 2009 acquisition of Peoples First Community Bank (Peoples First) that were covered by two loss share agreements between the FDIC and the Company. These loans are accounted for as acquired-impaired loans as described above in the section on acquired loans. The Company treated all loans for the Peoples First acquisition as impaired based on the significant amount of deteriorating and nonperforming loans, comprised mainly of adjustable rate mortgages and home equity loans, located in Florida. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferrable should the loans be sold. The fair value of the loss share receivable at acquisition was estimated by discounting expected reimbursements for losses from the loans covered by the loss share agreements, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the agreements.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the loss share receivable for the three months ended March 31, 2015 and 2014:

	Three Months Ended
(in thousands)	March 31, 2015	March 31, 2014
Balance, January 1	$60,272	$113,834
Amortization	(1,197)	(3,908)
Charge-offs, write-downs and other recoveries	(1,475)	(452)
External expenses qualifying under loss share agreement	298	1,848
Changes due to changes in cash flow projections	(421)	(6,853)
Net payments from FDIC	(7,580)	—

Ending balance	$49,897	$104,469

The loss share agreement covering the non-single family FDIC acquired portfolio expired in December 2014. The loss share agreement covering the single family portfolio expires in December 2019.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014 as well as the corresponding recorded investment in loans at the end of each period.

(in thousands)	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
	Three Months Ended March 31, 2015
Originated loans
Allowance for loan losses:
Beginning balance	$50,258	$5,413	$16,544	$8,051	$17,435	$97,701
Charge-offs	(1,697)	(747)	(251)	(1,209)	(3,556)	(7,460)
Recoveries	981	1,243	(3)	305	1,280	3,806
Net provision for loan losses	6,754	(1,500)	(966)	738	1,421	6,447

Ending balance	$56,296	$4,409	$15,324	$7,885	$16,580	$100,494

Ending balance:
Individually evaluated for impairment	$529	$71	$147	$88	$3	$838
Collectively evaluated for impairment	55,767	4,338	15,177	7,797	16,577	99,656

Loans:
Ending balance:	$5,861,887	$1,087,449	$2,492,351	$1,736,033	$1,742,810	$12,920,530
Individually evaluated for impairment	14,566	4,381	17,210	2,423	120	38,700
Collectively evaluated for impairment	5,847,321	1,083,068	2,475,141	1,733,610	1,742,690	12,881,830

Acquired loans
Allowance for loan losses:
Beginning balance	$—	$—	$477	$—	$—	$477
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	—	—	(223)	—	—	(223)

Ending balance	$—	$—	$254	$—	$—	$254

Ending balance:
Individually evaluated for impairment	$—	$—	$254	$—	$—	$254
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	—	—	—	—	—	—

Loans:
Ending balance:	$118,260	$14,579	$629,975	$2,485	$25	$765,324
Individually evaluated for impairment	—	—	2,579	—	—	2,579
Acquired-impaired loans	8,708	12,801	21,226	2,485	25	45,245
Collectively evaluated for impairment	109,552	1,778	606,170	—	—	717,500

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

(in thousands)	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
	Three Months Ended March 31, 2015
FDIC acquired loans
Allowance for loan losses:
Beginning balance	$911	$1,008	$4,061	$20,609	$3,995	$30,584
Charge-offs	(127)	(276)	(2,368)	(93)	(140)	(3,004)
Recoveries	14	406	113	—	16	549
Net provision for loan losses	(2)	(6)	202	(195)	(69)	(70)
(Decrease) increase in FDIC loss share receivable	(13)	(34)	1,207	(1,171)	(410)	(421)

Ending balance	$783	$1,098	$3,215	$19,150	$3,392	$27,638

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	783	1,098	3,215	19,150	3,392	27,638
Collectively evaluated for impairment	—	—	—	—	—	—

Loans:
Ending balance:	$6,937	$11,482	$27,777	$175,367	$16,969	$238,532
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	6,937	11,482	27,777	175,367	16,969	238,532
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$51,169	$6,421	$21,082	$28,660	$21,430	$128,762
Charge-offs	(1,824)	(1,023)	(2,619)	(1,302)	(3,696)	(10,464)
Recoveries	995	1,649	110	305	1,296	4,355
Net provision for loan losses	6,752	(1,506)	(987)	543	1,352	6,154
(Decrease) increase in FDIC loss share receivable	(13)	(34)	1,207	(1,171)	(410)	(421)

Ending balance	$57,079	$5,507	$18,793	$27,035	$19,972	$128,386

Ending balance:
Individually evaluated for impairment	$529	$71	$401	$88	$3	$1,092
Amounts related to acquired-impaired loans	783	1,098	3,215	19,150	3,392	27,638
Collectively evaluated for impairment	55,767	4,338	15,177	7,797	16,577	99,656

Loans:
Ending balance:	$5,987,084	$1,113,510	$3,150,103	$1,913,885	$1,759,804	$13,924,386
Individually evaluated for impairment	14,566	4,381	19,789	2,423	120	41,279
Acquired-impaired loans	15,645	24,283	49,003	177,852	16,994	283,777
Collectively evaluated for impairment	5,956,873	1,084,846	3,081,311	1,733,610	1,742,690	13,599,330

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

(in thousands)	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
	Three Months Ended March 31, 2014
Originated loans
Allowance for loan losses:
Beginning balance	$33,091	$6,180	$20,649	$6,892	$12,073	$78,885
Charge-offs	(2,386)	(91)	(723)	(241)	(4,041)	(7,482)
Recoveries	826	651	331	94	1,602	3,504
Net provision for loan losses	2,202	(739)	716	(153)	2,627	4,653

Ending balance	$33,733	$6,001	$20,973	$6,592	$12,261	$79,560

Ending balance:
Individually evaluated for impairment	$1,457	$508	$189	$196	$—	$2,350
Collectively evaluated for impairment	32,276	5,493	20,784	6,396	12,261	77,210

Loans:
Ending balance:	$4,353,549	$824,837	$2,110,096	$1,228,170	$1,407,712	$9,924,364
Individually evaluated for impairment	9,109	11,064	12,418	2,549	—	35,140
Collectively evaluated for impairment	4,344,440	813,773	2,097,678	1,225,621	1,407,712	9,889,224

Acquired loans
Allowance for loan losses:
Beginning balance	$1,603	$10	$34	$—	$—	$1,647
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	2,396	108	424	496	188	3,612

Ending balance	$3,999	$118	$458	$496	$188	$5,259

Ending balance:
Individually evaluated for impairment	$88	$32	$282	$—	$—	$402
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	3,911	86	176	496	188	4,857

Loans:
Ending balance:	$830,211	$134,443	$907,170	$293,111	$107,501	$2,272,436
Individually evaluated for impairment	1,998	721	2,281	—	—	5,000
Acquired-impaired loans	13,272	17,560	30,018	5,545	102	66,497
Collectively evaluated for impairment	814,941	116,162	874,871	287,566	107,399	2,200,939

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

(in thousands)	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
	Three Months Ended March 31, 2014
FDIC acquired loans
Allowance for loan losses:
Beginning balance	$2,323	$2,655	$10,929	$27,989	$9,198	$53,094
Charge-offs	(46)	(458)	(3,117)	(308)	(81)	(4,010)
Recoveries	445	857	136	6	56	1,500
Net provision for loan losses	(36)	(32)	(22)	(118)	(94)	(302)
Decrease in FDIC loss share receivable	(809)	(732)	(507)	(2,666)	(2,139)	(6,853)

Ending balance	$1,877	$2,290	$7,419	$24,903	$6,940	$43,429

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	1,877	2,290	7,419	24,903	6,940	43,429
Collectively evaluated for impairment	—	—	—	—	—	—

Loans:
Ending balance:	$14,269	$19,518	$52,050	$199,026	$46,274	$331,137
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	14,269	19,518	52,050	199,026	46,274	331,137
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$37,017	$8,845	$31,612	$34,881	$21,271	$133,626
Charge-offs	(2,432)	(549)	(3,840)	(549)	(4,122)	(11,492)
Recoveries	1,271	1,508	467	100	1,658	5,004
Net provision for loan losses	4,562	(663)	1,118	225	2,721	7,963
Decrease in FDIC loss share receivable	(809)	(732)	(507)	(2,666)	(2,139)	(6,853)

Ending balance	$39,609	$8,409	$28,850	$31,991	$19,389	$128,248

Ending balance:
Individually evaluated for impairment	$1,545	$540	$471	$196	$—	$2,752
Amounts related to acquired-impaired loans	1,877	2,290	7,419	24,903	6,940	43,429
Collectively evaluated for impairment	36,187	5,579	20,960	6,892	12,449	82,067

Loans:
Ending balance:	$5,198,029	$978,798	$3,069,316	$1,720,307	$1,561,487	$12,527,937
Individually evaluated for impairment	11,107	11,785	14,699	2,549	—	40,140
Acquired-impaired loans	27,541	37,078	82,068	204,571	46,376	397,634
Collectively evaluated for impairment	5,159,381	929,935	2,972,549	1,513,187	1,515,111	12,090,163

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following table shows the composition of nonaccrual loans by portfolio segment and class. Acquired-impaired and certain FDIC acquired loans are considered to be performing due to the application of the accretion method and are excluded from the table. FDIC acquired loans accounted for using the cost recovery method do not have an accretable yield and are included below as nonaccrual loans. Acquired-performing loans that have subsequently been placed on nonaccrual status are also included below.

(in thousands)	March 31, 2015	December 31, 2014
Originated loans:
Commercial non-real estate	$25,614	$15,511
Construction and land development	5,255	6,462
Commercial real estate	24,668	22,047
Residential mortgages	22,383	21,702
Consumer	5,492	5,574

Total originated loans	$83,412	$71,296

Acquired loans:
Commercial non-real estate	$—	$—
Construction and land development	—	—
Commercial real estate	5,820	6,139
Residential mortgages	—	—
Consumer	—	—

Total acquired loans	$5,820	$6,139

FDIC acquired loans:
Commercial non-real estate	$—	$—
Construction and land development	1,156	1,103
Commercial real estate	433	433
Residential mortgages	—	392
Consumer	—	174

Total FDIC acquired loans	$1,589	$2,102

Total loans:
Commercial non-real estate	$25,614	$15,511
Construction and land development	6,411	7,565
Commercial real estate	30,921	28,619
Residential mortgages	22,383	22,094
Consumer	5,492	5,748

Total loans	$90,821	$79,537

The estimated amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual in the three months ended March 31, 2015 was approximately $0.8 million. Interest actually received and recorded as income on nonaccrual loans during the three months ended March 31, 2015 was approximately $0.3 million.

Nonaccrual loans include loans modified in troubled debt restructurings (“TDRs”) of $5.0 million and $7.0 million at March 31, 2015 and December 31, 2014, respectively. Total TDRs both accruing and nonaccruing were $12.5 million as of March 31, 2015 and $16.0 million at December 31, 2014. Modified acquired-impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The tables below detail TDRs that were modified during the three months ended March 31, 2015 and March 31, 2014 by portfolio segment. All TDRs are individually evaluated for impairment.

Three Months Ended
(in thousands)	March 31, 2015			March 31, 2014
Troubled Debt Restructurings:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Originated loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—		1	963	918
Residential mortgages	2	68	68	2	773	507
Consumer	1	20	20	—	—	—

Total originated loans	3	$88	$88	3	$1,736	$1,425

Acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total acquired loans	—	$—	$—	—	$—	$—

FDIC acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total FDIC acquired loans	—	$—	$—	—	$—	$—

Total loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	1	963	918
Residential mortgages	2	68	68	2	773	507
Consumer	1	20	20	—	—	—

Total loans	3	$88	$88	3	$1,736	$1,425

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The table below details TDRs that subsequently defaulted within twelve months of modification.

Three Months Ended
(in thousands)	March 31, 2015		March 31, 2014
Troubled Debt Restructurings:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Originated loans:
Commercial non-real estate	—	$—	1	$926
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total originated loans	—	$—	1	$926

Acquired loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total acquired loans	—	$—	—	$—

FDIC acquired loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total FDIC acquired loans	—	$—	—	$—

Total loans:
Commercial non-real estate	—	$—	1	$926
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total loans	—	$—	1	$926

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Those loans that are determined to be impaired and have balances of $1 million or more are individually evaluated for impairment. The tables below present loans that are individually evaluated for impairment disaggregated by class at March 31, 2015 and December 31, 2014:

March 31, 2015 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Originated loans:
With no related allowance recorded:
Commercial non-real estate	$11,389	$11,893	$—	$7,196	$—
Construction and land development	484	2,045	—	1,915	—
Commercial real estate	10,659	12,598	—	9,563	10
Residential mortgages	1,034	1,435	—	517	1
Consumer	101	101	—	51	—

	23,667	28,072	—	19,242	11
With an allowance recorded:
Commercial non-real estate	$3,177	$3,928	$529	$2,081	2
Construction and land development	3,897	4,555	71	4,401	32
Commercial real estate	6,551	6,556	147	5,103	17
Residential mortgages	1,389	1,900	88	2,023	11
Consumer	19	19	3	13	2

	15,033	16,958	838	13,621	64
Total:
Commercial non-real estate	14,566	15,821	529	$9,277	2
Construction and land development	4,381	6,600	71	6,316	32
Commercial real estate	17,210	19,154	147	14,666	27
Residential mortgages	2,423	3,335	88	2,540	12
Consumer	120	120	3	63	2

Total originated loans	$38,700	$45,030	$838	$32,862	$75

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commercial non-real estate	—	—	—	$—	—
Construction and land development	—	—	—	—	—
Commercial real estate	2,579	2,602	254	2,635	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	2,579	2,602	254	2,635	—
Total:
Commercial non-real estate	—	—	—	$—	—
Construction and land development	—	—	—	—	—
Commercial real estate	2,579	2,602	254	2,635	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total acquired loans	$2,579	$2,602	$254	$2,635	$—

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

March 31, 2015 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total loans:
With no related allowance recorded:
Commercial non-real estate	$11,389	$11,893	$—	$7,196	$—
Construction and land development	484	2,045	—	1,915	—
Commercial real estate	10,659	12,598	—	9,563	10
Residential mortgages	1,034	1,435	—	517	1
Consumer	101	101	—	51	—

	23,667	28,072	—	19,242	11
With an allowance recorded:
Commercial non-real estate	3,177	3,928	529	$2,081	2
Construction and land development	3,897	4,555	71	4,401	32
Commercial real estate	9,130	9,158	401	7,738	17
Residential mortgages	1,389	1,900	88	2,023	11
Consumer	19	19	3	13	2

	17,612	19,560	1,092	16,256	64
Total:
Commercial non-real estate	14,566	15,821	529	$9,277	2
Construction and land development	4,381	6,600	71	6,316	32
Commercial real estate	19,789	21,756	401	17,301	27
Residential mortgages	2,423	3,335	88	2,540	12
Consumer	120	120	3	63	2

Total loans	$41,279	$47,632	$1,092	$35,497	$75

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

December 31, 2014 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Incsme Recsgnized
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$3,003	$3,646	$—	$1,209	$51
Construction and land development	3,345	6,486	—	3,330	142
Commercial real estate	8,467	10,575	—	8,461	331
Residential mortgages	—	—	—	88	3
Consumer	—	—	—	—	—

	14,815	20,707	—	13,088	527
With an allowance recorded:
Commercial non-real estate	984	984	14	5,522	99
Construction and land development	4,905	4,906	19	6,660	137
Commercial real estate	3,654	3,654	11	7,500	109
Residential mortgages	2,656	3,311	330	2,204	50
Consumer	6	6	3	1	—

	12,205	12,861	377	21,887	395
Total:
Commercial non-real estate	3,987	4,630	14	6,732	150
Construction and land development	8,250	11,392	19	9,990	279
Commercial real estate	12,121	14,229	11	15,961	439
Residential mortgages	2,656	3,311	330	2,292	53
Consumer	6	6	3	1	—

Total originated loans	$27,020	$33,568	$377	$34,976	$921

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$357	$—
Construction and land development	—	—	—	121	—
Commercial real estate	—	—	—	311	—
Residential mortgages	—	—	—	88	—
Consumer	—	—	—	—	—

	—	—	—	877	—
With an allowance recorded:
Commercial non-real estate	—	—	—	1,059	122
Construction and land development	—	—	—	1,037	56
Commercial real estate	2,691	2,720	477	1,357	75
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	2,691	2,720	477	3,453	253
Total:
Commercial non-real estate	—	—	—	1,416	122
Construction and land development	—	—	—	1,158	56
Commercial real estate	2,691	2,720	477	1,668	75
Residential mortgages	—	—	—	88	—
Consumer	—	—	—	—	—

Total acquired loans	$2,691	$2,720	$477	$4,330	$253

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

December 31, 2014 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Incsme Recsgnized
Total loans:
With no related allowance recorded:
Commercial non-real estate	$3,003	$3,646	$—	$1,566	$51
Construction and land development	3,345	6,486	—	3,451	142
Commercial real estate	8,467	10,575	—	8,772	331
Residential mortgages	—	—	—	176	3
Consumer	—	—	—	—	—

	14,815	20,707	—	13,965	527
With an allowance recorded:
Commercial non-real estate	984	984	14	6,581	221
Construction and land development	4,905	4,906	19	7,697	193
Commercial real estate	6,345	6,374	488	8,857	184
Residential mortgages	2,656	3,311	330	2,204	50
Consumer	6	6	3	1	—

	14,896	15,581	854	25,340	648
Total:
Commercial non-real estate	3,987	4,630	14	8,147	272
Construction and land development	8,250	11,392	19	11,148	335
Commercial real estate	14,812	16,949	488	17,629	515
Residential mortgages	2,656	3,311	330	2,380	53
Consumer	6	6	3	1	—

Total loans	$29,711	$36,288	$854	$39,305	$1,175

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following tables present the age analysis of past due loans at March 31, 2015 and December 31, 2014. FDIC acquired and acquired-impaired loans with an accretable yield are considered to be current in the table.

March 31, 2015	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)

Originated loans:
Commercial non-real estate	$4,969	$3,498	$8,692	$17,159	$5,844,728	$5,861,887	$1,114
Construction and land development	4,014	741	4,777	9,532	1,077,917	1,087,449	768
Commercial real estate	2,456	2,549	15,694	20,699	2,471,652	2,492,351	1,831
Residential mortgages	21,365	2,062	7,072	30,499	1,705,534	1,736,033	1,067
Consumer	11,631	1,994	2,992	16,617	1,726,193	1,742,810	879

Total	$44,435	$10,844	$39,227	$94,506	$12,826,024	$12,920,530	$5,659

Acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$118,260	$118,260	$—
Construction and land development	—	—	—	—	14,579	14,579	—
Commercial real estate	564	2,579	2,095	5,238	624,737	629,975	213
Residential mortgages	—	—	—	—	2,485	2,485	—
Consumer	—	—	—	—	25	25	—

Total	$564	$2,579	$2,095	$5,238	$760,086	$765,324	$213

FDIC acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$6,937	$6,937	$—
Construction and land development	—	—	1,156	1,156	10,326	11,482	—
Commercial real estate	—	—	433	433	27,344	27,777	—
Residential mortgages	—	—	—	—	175,367	175,367	—
Consumer	—	—	—	—	16,969	16,969	—

Total	$—	$—	$1,589	$1,589	$236,943	$238,532	$—

Total loans:
Commercial non-real estate	$4,969	$3,498	$8,692	$17,159	$5,969,925	$5,987,084	$1,114
Construction and land development	4,014	741	5,933	10,688	1,102,822	1,113,510	768
Commercial real estate	3,020	5,128	18,222	26,370	3,123,733	3,150,103	2,044
Residential mortgages	21,365	2,062	7,072	30,499	1,883,386	1,913,885	1,067
Consumer	11,631	1,994	2,992	16,617	1,743,187	1,759,804	879

Total	$44,999	$13,423	$42,911	$101,333	$13,823,053	$13,924,386	$5,872

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

December 31, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)

Originated loans:
Commercial non-real estate	$4,380	$1,742	$8,560	$14,682	$5,903,046	$5,917,728	$630
Construction and land development	6,620	1,532	4,453	12,605	1,061,359	1,073,964	142
Commercial real estate	6,527	2,964	13,234	22,725	2,405,470	2,428,195	696
Residential mortgages	14,730	3,261	11,208	29,199	1,675,571	1,704,770	1,199
Consumer	8,422	2,450	4,365	15,237	1,670,305	1,685,542	1,897

Total	$40,679	$11,949	$41,820	$94,448	$12,715,751	$12,810,199	$4,564

Acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$120,137	$120,137	$—
Construction and land development	111	—	—	111	21,012	21,123	—
Commercial real estate	3,861	282	1,591	5,734	682,311	688,045	261
Residential mortgages	—	—	—	—	2,378	2,378	—
Consumer	—	—	—	—	985	985	—

Total	$3,972	$282	$1,591	$5,845	$826,823	$832,668	$261

FDIC acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$6,195	$6,195	$—
Construction and land development	—	—	1,103	1,103	10,571	11,674	—
Commercial real estate	—	—	433	433	27,375	27,808	—
Residential mortgages	—	272	—	272	186,761	187,033	—
Consumer	1	—	34	35	19,664	19,699	—

Total	$1	$272	$1,570	$1,843	$250,566	$252,409	$—

Total loans:
Commercial non-real estate	$4,380	$1,742	$8,560	$14,682	$6,029,378	$6,044,060	$630
Construction and land development	6,731	1,532	5,556	13,819	1,092,942	1,106,761	142
Commercial real estate	10,388	3,246	15,258	28,892	3,115,156	3,144,048	957
Residential mortgages	14,730	3,533	11,208	29,471	1,864,710	1,894,181	1,199
Consumer	8,423	2,450	4,399	15,272	1,690,954	1,706,226	1,897

Total	$44,652	$12,503	$44,981	$102,136	$13,793,140	$13,895,276	$4,825

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following tables present the credit quality indicators of the Company’s various classes of loans at March 31, 2015 and December 31, 2014.

Commercial Non-Real Estate Credit Exposure

Credit Risk Profile by Internally Assigned Grade

(in thousands)	March 31, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total

Grade:
Pass	$5,438,058	$109,784	$2,892	$5,550,734	$5,577,827	$111,847	$2,027	$5,691,701
Pass-Watch	235,510	282	995	236,787	174,742	715	1,120	176,577
Special Mention	64,045	367	—	64,412	52,962	350	—	53,312
Substandard	124,219	7,827	3,021	135,067	112,153	7,225	3,017	122,395
Doubtful	40	—	29	69	44	—	31	75
Loss	15	—	—	15	—	—	—	—

Total	$5,861,887	$118,260	$6,937	$5,987,084	$5,917,728	$120,137	$6,195	$6,044,060

Construction Credit Exposure

Credit Risk Profile Based on Payment Activity

(in thousands)	March 31, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total

Grade:
Pass	$1,032,054	$5,225	$2,750	$1,040,029	$1,012,128	$14,377	$2,468	$1,028,973
Pass-Watch	18,493	2,727	534	21,754	21,516	432	532	22,480
Special Mention	9,100	139	315	9,554	7,097	129	319	7,545
Substandard	27,802	6,488	7,883	42,173	33,223	6,185	8,355	47,763

Total	$1,087,449	$14,579	$11,482	$1,113,510	$1,073,964	$21,123	$11,674	$1,106,761

Commercial Real Estate Credit Exposure

Credit Risk Profile by Internally Assigned Grade

(in thousands)	March 31, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total

Grade:
Pass	$2,316,577	$588,942	$5,869	$2,911,388	$2,241,391	$641,966	$4,139	$2,887,496
Pass-Watch	58,743	9,644	2,872	71,259	61,589	11,142	4,547	77,278
Special Mention	14,915	9,531	1,654	26,100	21,543	8,113	1,319	30,975
Substandard	102,097	21,858	17,382	141,337	103,651	26,824	17,803	148,278
Doubtful	19	—	—	19	21	—	—	21

Total	$2,492,351	$629,975	$27,777	$3,150,103	$2,428,195	$688,045	$27,808	$3,144,048

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Residential Mortgage Credit Exposure

Credit Risk Profile Based on Payment Activity and Accrual Status

(in thousands)	March 31, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Performing	$1,712,583	$2,485	$175,367	$1,890,435	$1,681,868	$2,378	$186,641	$1,870,887
Nonperforming	23,450	—	—	23,450	22,902	—	392	23,294

Total	$1,736,033	$2,485	$175,367	$1,913,885	$1,704,770	$2,378	$187,033	$1,894,181

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity and Accrual Status

(in thousands)	March 31, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Performing	$1,736,438	$25	$16,969	$1,753,432	$1,678,069	$985	$19,525	$1,698,579
Nonperforming	6,372	—	—	6,372	7,473	—	174	7,647

Total	$1,742,810	$25	$16,969	$1,759,804	$1,685,542	$985	$19,699	$1,706,226

Loan review uses a risk-focused continuous monitoring program that provides for an independent, objective and timely review of credit risk within the Company. Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass - loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.

•	Pass - Watch – credits in this category are of sufficient risk to cause concern. This category is reserved for credits that display negative performance trends. The “Watch” grade should be regarded as a transition category.

•	Special Mention – a criticized asset category defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the institution’s credit position. Special mention credits are not considered part of the Classified credit categories and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard – an asset that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

•	Doubtful – an asset that has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection nor liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss – credits classified as Loss are considered uncollectable and are charged off promptly once so classified.

Residential and Consumer:

•	Performing – loans on which payments of principal and interest are less than 90 days past due.

•	Nonperforming – a nonperforming loan is a loan that is in default or close to being in default and there are good reasons to doubt that payments will be made in full. All loans rated as nonaccrual loans are also classified as nonperforming.

Changes in the carrying amount of acquired-impaired loans and accretable yield are presented in the following table for the three months ended March 31, 2015 and the year ended December 31, 2014:

(in thousands)	March 31, 2015				December 31, 2014
	FDIC acquired		Acquired		FDIC acquired		Acquired
	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
Balance at beginning of period	$252,409	$112,788	$61,276	$74,668	$358,666	$122,715	$68,075	$131,370
Payments received, net	(17,483)	(371)	(21,396)	(9,036)	(125,388)	(1,071)	(50,178)	(32,855)
Accretion	3,606	(3,606)	5,365	(5,365)	19,131	(19,131)	43,379	(43,379)
(Decrease) Increase in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	(1,389)	—	87	—	(1,137)	—	(203)
Net transfers from nonaccretable difference to accretable yield	—	150	—	(2,265)	—	11,412	—	19,735

Balance at end of period	$238,532	$107,572	$45,245	$58,089	$252,409	$112,788	$61,276	$74,668

Included in loans are $10.1 million and $13.7 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of March 31, 2015 and December 31, 2014, respectively. Of these loans, $6.0 million and $8.1 million, respectively, are covered by an FDIC loss share agreement that provides significant protection against losses. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single family residential real estate loans in process of foreclosure, the company also held $12.4 million and $12.7 million of foreclosed single family residential properties in other real estate owned as of March 31, 2015 and December 31, 2014, respectively. Of these foreclosed properties, $7.1 million and $8.2 million as of March 31, 2015 and December 31, 2014, respectively, are also covered by the FDIC loss share agreement.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 4. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Subordinated notes payable maturing June 2045	$150,000	$—
Subordinated notes payable maturing April 2017	98,011	98,011
Term note payable maturing December 2015	140,800	149,600
Other long-term debt	127,196	126,760

Total long-term debt	$516,007	$374,371

On March 9, 2015, the Company completed the issuance of subordinated notes payable with an aggregate principal amount of $150 million. The notes mature on June 15, 2045 and accrue interest at a rate of 5.95% per annum, with quarterly interest payments beginning in June 2015. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2020. This debt qualifies as Tier 2 capital in the calculation of certain regulatory capital ratios.

The 5.875% fixed-rate subordinated notes maturing April 2017 had been issued by Whitney National Bank and were assumed by Hancock in the Whitney acquisition. As of March 31, 2015, 40% of the balance of these notes qualifies as capital in the calculation of certain regulatory capital ratios. The qualifying amount will be further reduced to 20% in the second quarter of 2015 and will no longer qualify as capital as of April 1, 2016.

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

The Company and the Bank must satisfy certain financial covenants in the term loan agreement and is subject to other restrictions customary in financings of this nature, none of which is expected to adversely impact the operations of the Company. The financial covenants cover, among other things, the maintenance of minimum levels for regulatory capital ratios, consolidated net worth, consolidated return on assets, and holding company liquidity and dividend capacity, and specify a maximum ratio of consolidated nonperforming assets to consolidated total loans and other real estate, calculated without FDIC acquired assets. The Company was in compliance with all covenants as of March 31, 2015 and December 31, 2014.

Substantially all of the other long-term debt consists of borrowings associated with tax credit fund activities. Although these borrowings have indicated maturities beginning in the second quarter of 2015 through 2052, they are expected to be paid off at the end of their seven-year compliance period.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Fair Value

The Financial Accounting Standards Board (“FASB”) defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The FASB’s guidance also established a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value, giving preference to quoted prices in active markets for identical assets or liabilities (“level 1”) and the lowest priority to unobservable inputs such as a reporting entity’s own data (“level 3”). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets.

	March 31, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$99,416	$99,416
Municipal obligations	—	12,965	12,965
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,474,789	1,474,789
Collateralized mortgage obligations	—	232,112	232,112
Equity securities	2,826	—	2,826

Total available for sale securities	2,826	1,822,782	1,825,608

Derivative assets (1)	—	28,562	28,562

Total recurring fair value measurements - assets	$2,826	$1,851,344	$1,854,170

Liabilities
Derivative liabilities (1)	$—	$29,379	$29,379

Total recurring fair value measurements - liabilities	$—	$29,379	$29,379

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Fair Value (continued)

	December 31, 2014
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$300,508	$300,508
Municipal obligations	—	14,176	14,176
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,245,564	1,245,564
Collateralized mortgage obligations	—	86,864	86,864
Equity securities	9,553	—	9,553

Total available for sale securities	9,553	1,650,612	1,660,165

Derivative assets (1)	—	19,432	19,432

Total recurring fair value measurements - assets	$9,553	$1,670,044	$1,679,597

Liabilities
Derivative liabilities (1)	$—	$20,860	$20,860

Total recurring fair value measurements - liabilities	$—	$20,860	$20,860

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

Securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities and certain other debt and equity securities. Level 2 classified securities include U.S. Treasury securities, obligations of the U.S. Government-sponsored agencies, residential mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and state and municipal bonds. The level 2 fair value measurements for investment securities are obtained quarterly from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs are observable in the marketplace or can be supported by observable data.

The Company invests only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two and five. Company policies generally limit investments to agency securities and municipal securities determined to be investment grade according to an internally generated score which generally includes a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating agency. There were no transfers between valuation hierarchy levels during the periods shown.

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

5. Fair Value (continued)

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

The following tables present the Company’s financial assets that are measured at fair value on a nonrecurring basis for each of the fair value hierarchy levels.

	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$33,818	$—	$33,818
Other real estate owned	—	—	18,414	18,414

Total nonrecurring fair value measurements	$—	$33,818	$18,414	$52,232

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$30,204	$—	$30,204
Other real estate owned	—	—	29,715	29,715

Total nonrecurring fair value measurements	$—	$30,204	$29,715	$59,919

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

5. Fair Value (continued)

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

Loans Held for Sale – These loans are recorded at fair value and carried at the lower of cost or market. The carrying amount is considered a reasonable estimate of fair value.

Deposits – The accounting guidance requires that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, be assigned fair values equal to amounts payable upon demand (“carrying amounts”). The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold under Agreements to Repurchase, Federal Funds Purchased, and FHLB Borrowings – For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Debt – The fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained.

Derivative Financial Instruments – The fair value measurement for derivative financial instruments was discussed earlier in the note.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Fair Value (continued)

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at March 31, 2015 and December 31, 2014:

	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$849,533	$—	$—	$849,533	$849,533
Available for sale securities	2,826	1,822,782	—	1,825,608	1,825,608
Held to maturity securities	—	2,316,118	—	2,316,118	2,282,296
Loans, net	—	33,818	13,833,218	13,867,036	13,796,000
Loans held for sale	—	19,950	—	19,950	19,950
Derivative financial instruments	—	28,562	—	28,562	28,562

Financial liabilities:
Deposits	$—	$—	$16,430,295	$16,430,295	$16,860,485
Federal funds purchased	11,175	—	—	11,175	11,175
Securities sold under agreements to repurchase	544,075	—	—	544,075	544,075
FHLB borrowings	200,000	—	—	200,000	200,000
Long-term debt	—	508,095	—	508,095	516,007
Derivative financial instruments	—	29,379	—	29,379	29,379

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Fair Value (continued)

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bankdeposits, and federal funds sold	$1,159,403	$—	$—	$1,159,403	$1,159,403
Available for sale securities	9,553	1,650,612	—	1,660,165	1,660,165
Held to maturity securities	—	2,186,340	—	2,186,340	2,166,289
Loans, net	—	30,204	13,672,427	13,702,631	13,766,514
Loans held for sale	—	20,252	—	20,252	20,252
Derivative financial instruments	—	19,432	—	19,432	19,432

Financial liabilities:
Deposits	$—	$—	$16,398,878	$16,398,878	$16,572,831
Federal funds purchased	12,000	—	—	12,000	12,000
Securities sold under agreements to repurchase	624,573	—	—	624,573	624,573
FHLB borrowings	515,000	—	—	—	515,000
Long-term debt	—	346,379	—	346,379	374,371
Derivative financial instruments	—	20,860	—	20,860	20,860

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

Notes to Consolidated Financial Statements

(Unaudited)

6. Derivatives (continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014.

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
(in thousands)		March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$300,000	$300,000	$399	$—	$—	$592

		$300,000	$300,000	$399	$—	$—	$592

Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$754,970	$747,754	$22,914	$17,806	$23,830	$18,419
Risk participation agreements	N/A	79,887	80,438	127	125	241	208
Forward commitments to sell residential mortgage loans	N/A	70,421	52,238	55	80	764	250
Interest rate-lock commitments on residential mortgage loans	N/A	51,986	33,068	577	111	25	44
Foreign exchange forward contracts	N/A	68,756	89,432	4,490	1,310	4,519	1,347

		$1,026,020	$1,002,930	$28,163	$19,432	$29,379	$20,268

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

Cash Flow Hedges of Interest Rate Risk

The Company is party to an interest rate swap agreement with a notional amount of $300 million under which the Company received interest at a fixed rate and paid at a variable rate. The derivative instrument represented by this swap agreement was designated as and qualifies as a cash flow hedge of the Company’s forecasted variable cash flows for a pool of variable rate loans. The swap agreement expires in January, 2017.

During the term of the swap agreement, the effective portion of changes in the fair value of the derivative instrument is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affects earnings. The impact on AOCI was insignificant in the first quarter of 2015. There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Derivatives (continued)

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

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the three-month periods ended March 31, 2015 and 2014.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Derivatives (continued)

Credit risk-related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of March 31, 2015, the aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $9.6 million, for which the Bank had posted collateral of $27.3 million.

Offsetting Assets and Liabilities

Offsetting information in regards to derivative assets and liabilities subject to master netting agreements at March 31, 2015 and December 31, 2014 is presented in the following tables:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)				Financial Instruments	Cash Collateral	Net Amount
As of March 31, 2015
Derivative Assets	$23,041	$—	$23,041	$189	$—	$22,852

Total	$23,041	$—	$23,041	$189	$—	$22,852

Derivative Liabilities	$24,071	$—	$24,071	$189	$27,118	$(3,236)

Total	$24,071	$—	$24,071	$189	$27,118	$(3,236)

As of December 31, 2014
Derivative Assets	$17,931	$—	$17,931	$936	$—	$16,995

Total	$17,931	$—	$17,931	$936	$—	$16,995

Derivative Liabilities	$18,627	$—	$18,627	$936	$17,343	$348

Total	$18,627	$—	$18,627	$936	$17,343	$348

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7. Stockholders’ Equity

Stock Repurchase Program

In March 2015, the Company completed the stock repurchase program approved by the Company’s board of directors on July 16, 2014 which authorized the repurchase of up to 5%, or approximately 4 million shares, of its outstanding common stock. The approved plan allowed the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company. Under this plan, the Company repurchased a total of 4.1 million shares of our common stock at an average price of $30.02 per share.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), gains and losses associated with pension or other post retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains/losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. The components of AOCI are reported net of related tax effects.

The components of AOCI and changes in those components are presented in the following table:

(in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2013	$8,263	$(21,189)	$(22,453)	$—	$(35,379)

Other comprehensive income before income taxes:
Net change in unrealized (loss) gain	4,514	—	—	—	4,514
Reclassification of net losses realized and included in earnings	—	—	53	—	53
Amortization of unrealized net loss on securities transferred to HTM	—	665	—	—	665
Income tax expense	1,598	225	19	—	1,842

Balance, March 31, 2014	$11,179	$(20,749)	$(22,419)	$—	$(31,989)

Balance, December 31, 2014	$18,001	$(19,074)	$(48,626)	$(375)	$(50,074)

Other comprehensive income before income taxes:
Net change in unrealized gain	4,421	—	—	992	5,413
Reclassification of net losses realized and included in earnings	(165)	—	770	—	605
Amortization of unrealized net loss on securities transferred to HTM	—	647	—	—	647
Income tax expense	1,481	238	280	361	2,360

Balance, March 31, 2015	$20,776	$(18,665)	$(48,136)	$256	$(45,769)

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7. Stockholders’ Equity (continued)

The following table shows the line item affected by amounts reclassified from accumulated other comprehensive income:

Amount reclassified from AOCI (in thousands)	Three Months Ended March 31,		Increase (decrease) in affected line item on the income statement
	2015	2014
Gain on sale of AFS securities	$165	$—	Securities gains (losses)
Tax effect	58	—	Income taxes

Net of tax	107	—	Net income

Amortization/accretion of unrealized net gain/(loss) on securities transferred to HTM	$647	$665	Interest income
Tax effect	238	225	Income taxes

Net of tax	409	440	Net income

Amortization of defined benefit pension and post-retirement items	$770	$53	(a) Employee benefits expense
Tax effect	280	19	Income taxes

Net of tax	490	34	Net income

Total reclassifications, net of tax	$1,006	$474	Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 10 for additional details).

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8. Earnings Per Share

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

A summary of the information used in the computation of earnings per common share follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014

Numerator:
Net income to common shareholders	$40,159	$49,115
Net income allocated to participating securities - basic and diluted	935	1,081

Net income allocated to common shareholders - basic and diluted	$39,224	$48,034

Denominator:
Weighted-average common shares - basic	79,496	82,277
Dilutive potential common shares	165	257

Weighted-average common shares - diluted	79,661	82,534

Earnings per common share:
Basic	$0.49	$0.58
Diluted	$0.49	$0.58

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 862,402 and 689,958, respectively, for the three months ended March 31, 2015 and March 31, 2014.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

9. Share-Based Payment Arrangements

Hancock maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

A summary of option activity for the three months ended March 31, 2015 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	933,750	$37.03
Exercised	—	—
Cancelled/Forfeited	(11,473)	36.79
Expired	(75,480)	31.20

Outstanding at March 31, 2015	846,797	$37.55	4.4	$15

Exercisable at March 31, 2015	691,344	$39.20	3.8	$6

The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $0.5 million and $0.2 million, respectively.

A summary of the status of the Company’s nonvested restricted and performance shares as of March 31, 2015 and changes during the three months ended March 31, 2015, is presented below. These restricted and performance shares are subject to service requirements.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	2,040,299	$32.27
Granted	79,410	26.70
Vested	(19,136)	36.15
Forfeited	(63,796)	33.51

Nonvested at March 31, 2015	2,036,777	$31.98

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

9. Share-Based Payment Arrangements (continued)

As of March 31, 2015, there were $40.1 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest. This compensation is expected to be recognized in expense over a weighted average period of 3.5 years. The total fair value of shares which vested during the three months ended March 31, 2015 and 2014 was $0.9 million and $0.8 million, respectively.

During the three months ended March 31, 2015, the Company granted 59,312 performance shares with a grant date fair value of $25.77 per share to key members of executive and senior management. The number of 2015 performance shares that ultimately vest at the end of the three-year required service period, if any, will be based on the relative rank of Hancock’s three-year total shareholder return (“TSR”) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of the performance awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

10. Retirement Plans

The Company has a qualified defined benefit pension plan covering all eligible employees. Eligibility is based on minimum age-related and service-related requirements as well as job classification. Accrued benefits under a nonqualified plan covering certain legacy Whitney employees were frozen as of December 31, 2012 and no future benefits will be accrued under this plan.

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

The following table shows the components of net periodic benefits cost included in expense for the plans for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2015	2014	2015	2014
	Pension benefits		Other Post- retirement Benefits
Service cost	$3,363	$3,425	$50	$37
Interest cost	4,619	4,809	369	338
Expected return on plan assets	(8,213)	(8,061)	—	—
Amortization of net loss	644	8	125	157

Net periodic benefit cost	$413	$181	$544	$532

Hancock contributed $10 million to the pension plan during the first quarter of 2015. Based on currently available information, the Company does not anticipate making any further contribution during the remainder of 2015.

The Company also provides a defined contribution 401(k) retirement benefit plan. Under the plan, the Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

11. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Income from bank owned life insurance	$2,666	$2,314
Credit related fees	2,457	2,732
(Loss) income from derivatives	(52)	759
Net gain on sale of assets	7	1,682
Safety deposit box income	486	513
Other miscellaneous	2,680	2,427

Total other noninterest income	$8,244	$10,427

12. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Advertising	$2,165	$1,759
Ad valorem and franchise taxes	2,715	2,661
Printing and supplies	1,217	1,031
Insurance expense	922	1,040
Travel expense	1,219	896
Entertainment and contributions	1,639	1,412
Tax credit investment amortization	2,095	2,172
Other miscellaneous	2,834	4,846

Total other noninterest expense	$14,806	$15,817

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

13. New Accounting Pronouncements

In April 2015, the FASB (Financial Accounting Standards Board) issued an Accounting Standard Update (“ASU”) to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2015, the FASB issued an ASU to address the elimination of the concept of extraordinary items. The standard is the first in the FASB’s simplification initiative that is aimed at reducing the cost and complexity of financial reporting while improving or maintaining the usefulness of information reported to investors. The amendments in this update are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted but adoption must occur at the beginning of the year. The Company adopted this guidance in January and it did not have a material impact on the Company’s financial condition or results of operations.

In August 2014, the FASB issued an ASU to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. “HUD,” “FHA,” “VA”). The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU was effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

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

(Unaudited)

13. New Accounting Pronouncements (continued)

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

In January 2014, the FASB issued an ASU on reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The new ASU clarifies when an in substance repossession or foreclosure occurs – that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The new disclosure requirements are included at the end of Note 3 - Loans and Allowance for Loan Losses. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In January 2014, the FASB issued an ASU in order to provide guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credit (“LIHTC”). Through the Company’s investments in these entities, the Company receives tax credits and/or tax deductions from operating losses, which are allowable on the Company’s filed income tax returns over the life of the project beginning with the first year the tax credits are earned. The ASU was effective beginning with the Company’s first quarter ending March 31, 2015. The adoption of this guidance did not have a material impact to the financial condition, results of operations, or liquidity of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NON-GAAP FINANCIAL MEASURES

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, management uses several non-GAAP financial measures including Operating Income, Core Income, Core Net Interest Income and Core Net Interest Margin. These measures are provided to assist the reader with better understanding the Company’s financial condition and results of operations.

We define Operating Income as net income less tax-effected nonoperating expense items and securities gains/losses. Management believes this is a useful financial measure as it enables investors to assess ongoing operations and compare the Company’s fundamental operational performance from period to period. A reconciliation of Net Income to Operating Income is included in Selected Financial Data. The components of nonoperating expense are further discussed in the Noninterest Expense section of this item.

We define Core Income as Operating Income excluding the tax-effected purchase accounting adjustments. A reconciliation of Operating Income to Core Income is included in Selected Financial Data. We define Core Net Interest Income as reported taxable equivalent (te) net interest income excluding net purchase accounting adjustments. We define Core Net Interest Margin as Core Net Interest Income expressed as a percentage of average earning assets. A reconciliation of Reported Net Interest Income to Core Net Interest Income and Reported Net Interest Margin to Core Net Interest Margin is included in the Net Interest Income section of this item. Management believes that Core Income, Core Net Interest Income and Core Net Interest Margin provide a useful measure to investors regarding the Company’s performance period over period as well as providing investors with assistance in understanding the success management has experienced in executing its strategic initiatives.

Recent Economic and Industry Developments

The Federal Reserve publishes its Summary of Commentary on Current Economic Conditions (the “Beige Book”) eight times a year, most recently on April 15, 2015. The Beige Book includes summaries from all 12 Banks in the Federal Reserve System. Reports from the Atlanta Bank and the Dallas Bank indicate continued improvement of economic activity throughout most of Hancock’s market area. However, activity among energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas market areas continued to decline. The travel and tourism industry, which is important within several of the Company’s market areas, saw an increase in activity with many hotels and resorts reporting high occupancy levels. Companies reported that lower gas prices encouraged travel to the areas in which we operate. Outlooks for the second quarter were optimistic. Auto sales were a little softer, but dealers noted that buyers were purchasing larger vehicles due to low gas prices. Reports on manufacturing activity were generally positive, with nearly half of purchasing managers polled expecting higher production over the next three to six months.

The real estate markets for residential properties were mixed. Some of Hancock’s market areas reported growth in activity, while others were slightly down to flat. Inventory levels declined year-over-year. The demand for apartments increased, keeping occupancy rates at high levels. The outlook for home sales is positive, with brokers expecting to see an increase in sales over the next three months. New home sales and construction activity are flat to slightly ahead of prior-year levels and expected to improve modestly.

The commercial real estate market continues to improve, with growing demand for office and industrial space in certain market areas. Commercial construction activity has increased in these sectors. Continued improvement is expected in the commercial real estate market.

Loan demand across most of the markets that Hancock serves has increased slightly since the last Beige Book report, but competition for quality borrowers remains stiff. Consumer lending and business outside the oil and gas industry increased, while commercial real estate held steady. The outlook for increased growth was cautiously optimistic.

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

Highlights of First Quarter 2015 Financial Results

Net income in the first quarter of 2015 was $40.2 million, or $0.49 per diluted common share, compared to $40.1 million, or $0.48 per share, in the fourth quarter of 2014. Net income was $49.1 million, or $0.58 per share, in the first quarter of 2014. Net income for the first quarter of 2015 and fourth quarter of 2014 reflect the impact of nonoperating items totaling $7.3 million in the first quarter and $9.7 million in the fourth quarter. The first quarter of 2014 was not impacted by certain nonoperating items.

Operating income for the first quarter of 2015 was $44.7 million or $0.55 per diluted common share, compared to $46.4 million, or $0.56 per share, in the fourth quarter of 2014. Operating income was $49.1 million, or $0.58 per share, in the first quarter of 2014. First quarter 2015 core income was $39.6 million, or $0.49 per diluted common share, compared to $41.5 million, or $0.50 per share, in the fourth quarter of 2014. Core income was $37.7 million, or $0.45, in the first quarter of 2014.

Highlights of the Company’s first quarter of 2015 results:

•	Relatively stable operating results impacted by seasonality and the energy cycle

•	Completed 5% share buyback authorization

•	Issued $150 million of subordinated debt to support future growth

•	End of period loan balances increased $92 million, or 3% linked-quarter annualized (“LQA”); excludes net paydowns in the energy and non-FDIC acquired loan portfolios; average loans increased $291 million, or 8.6% LQA

•	Average noninterest-bearing demand deposits increased $75 million, or 5.1%, LQA

The Company’s total allowance for loan losses was $128.4 million at March 31, 2015, down $0.4 million from December 31, 2014. The allowance maintained on the non-FDIC acquired portion of the loan portfolio increased $2.6 million linked quarter, totaling $100.7 million, and the impaired reserve on the FDIC acquired portfolio declined $2.9 million from December 31, 2014. The increase in the non-FDIC acquired portion of the loan portfolio is attributable to some downward pressure on risk ratings related to loans in the Company’s energy portfolio as pricing pressures on oil continued during the quarter. Management believes that if further risk rating downgrades occur in the energy portfolio, additional loan loss provisions may be necessary, but will not translate to significant losses. The impact and severity will ultimately depend on the overall oil price reduction and duration of the cycle.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the first quarter of 2015 was $161.1 million, down $2.5 million from the fourth quarter of 2014, primarily due to two fewer days in the first quarter of 2015 compared to the fourth quarter of 2014. Excluding the impact of purchase accounting adjustments and the number of days in the quarter, net interest income (te) was up approximately $0.8 million as average total loans increased $291million. For analytical purposes, management adjusts net interest income to a taxable equivalent basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) for the first quarter of 2015 was down $7.1 million, or 4%, compared to the first quarter of 2014. The $13 million reduction in total purchase accounting accretion was partially offset by interest earned on a $1.5 billion increase in average loans. A number of loan growth initiatives were implemented in 2014 to improve the Company’s earning asset mix and generate additional revenue. As a result of these initiatives, average loans comprised 76% of average earning assets in the current quarter compared to 74% in the first quarter of 2014.

The net interest margin was 3.55% for the first quarter of 2015, down 8 bps from the fourth quarter of 2015, and down 51 bps from the first quarter of 2014. The current quarter’s core net interest margin of 3.21% compressed 6 bps compared to the fourth quarter of 2014 and 16 bps compared to the first quarter of 2014. The primary driver for the reduction in the net interest margin was the decline in the loan yield. The reported loan portfolio yield of 4.36% for the current quarter was down 5 bps from the fourth quarter of 2014 and 64 bps from the first quarter of 2014. Excluding purchase-accounting accretion, the loan yield of 3.88% in the current quarter was down 3 bps from the fourth quarter of 2014 and 15 bps from a year earlier. However, when excluding, the impact of fees and interest income related to the volatile FDIC acquired portfolio, loan yield excluding purchase accounting adjustments was basically flat linked quarter.

The overall reported yield on earning assets was 3.79% in the first quarter of 2015, declining 7 bps from the fourth quarter of 2014 and 50 bps from the first quarter of 2014. This decrease was primarily a result of the lower yields on the loan portfolio noted above.

The cost of funding earning assets was 0.24% in the first quarter of 2015, up 1 bp from the fourth quarter of 2014. This increase was attributable to the issuance of $150 million in subordinated debt in early March at a rate of 5.95%.

The cost of funding earning assets also increased 1 bp from the first quarter of 2014. The 23 bps increase in the rate paid on long-term debt and a 5 bps increase in overall rate paid on interest-bearing deposits were offset by the effect of the early redemption in the second quarter of 2014 of $115 million in fixed rate reverse repurchase obligations with an average rate of 3.43%. This early redemption resulted in a 46 bps reduction in the average rate paid on short-term borrowings compared to the first quarter of 2014. The increase in deposit rates reflects the initiatives implemented during the second quarter of 2014 to increase deposits in an effort to support the funding for loan growth.

The following tables detail the components of our net interest income and net interest margin.

	Three Months Ended
	March 31, 2015			December 31, 2014			March 31, 2014
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$10,235.2	$106.8	4.23%	$9,943.4	$105.8	4.23%	$9,095.7	$107.9	4.81%
Mortgage loans	1,902.9	20.4	4.30	1,886.2	20.3	4.31	1,720.6	21.3	4.96
Consumer loans	1,731.3	21.9	5.13	1,748.6	23.9	5.43	1,563.1	23.1	6.00
Loan fees & late charges	—	0.3		—	0.6	—	—	0.8

Total loans (te)	13,869.4	149.4	4.36	13,578.2	150.6	4.41	12,379.4	153.1	5.00

Loans held for sale	15.6	0.1	2.45	15.4	0.2	4.27	19.2	0.2	4.06
US Treasury and agency securities	275.0	1.1	1.58	300.0	1.1	1.52	93.5	0.5	2.28
Mortgage-backed securities and CMOs	3,290.5	18.6	2.26	3,324.5	19.1	2.30	3,612.8	21.2	2.34
Municipals (te) (a)	195.8	2.3	4.61	199.3	2.3	4.63	217.0	2.5	4.56
Other securities	11.6	0.1	4.47	12.3	0.1	2.24	12.3	0.1	3.87

Total securities (te) (c)	3,772.9	22.1	2.35	3,836.1	22.6	2.36	3,935.6	24.3	2.47

Total short-term investments	657.9	0.4	0.22	481.4	0.3	0.23	406.2	0.2	0.23

Average earning assets (te)	$18,315.8	$172.0	3.79%	$17,911.1	$173.7	3.86%	$16,740.4	$177.8	4.29%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,506.8	$2.2	0.14%	$6,380.3	$2.1	0.13%	$6,072.1	$1.5	0.10%
Time deposits	2,238.8	3.7	0.67	2,064.3	3.5	0.68	2,170.4	3.1	0.58
Public funds	1,815.4	1.2	0.27	1,598.5	1.1	0.28	1,526.6	0.8	0.20

Total interest-bearing deposits	10,561.0	7.1	0.27	10,043.1	6.7	0.27	9,769.1	5.4	0.22

Short-term borrowings	920.5	0.2	0.08	1,135.3	0.3	0.09	785.1	1.0	0.54
Long-term debt	412.9	3.6	3.57	376.8	3.1	3.28	386.0	3.2	3.34

Total borrowings	1,333.4	3.8	1.16	1,512.1	3.4	0.88	1,171.1	4.2	1.46

Total interest-bearing liabilities	11,894.4	10.9	0.37%	11,555.2	10.1	0.35%	10,940.2	9.6	0.36%

Net interest-free funding sources	6,421.4			6,355.9			5,800.2

Total cost of funds	$18,315.8	$10.9	0.24%	$17,911.1	$10.1	0.23%	$16,740.4	$9.6	0.23%

Net interest spread (te)		$161.1	3.42%		$163.6	3.51%		$168.2	3.93%
Net interest margin	$18,315.8	$161.1	3.55%	$17,911.1	$163.6	3.63%	$16,740.4	$168.2	4.06%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Due to the significant, unsustainable contribution from purchase accounting accretion, management believes that core net interest income and core net interest margin provide meaningful financial measures to investors of the Company’s performance over time. The following table provides a reconciliation of reported and core net interest income and reported and core net interest margin.

Reconciliation of Reported Net Interest Income and Margin to Core Net interest Income and Margin

	Three Months Ended
(dollars in millions)	March 31, 2015	December 31, 2014	March 31, 2014
Net interest income (te) (a)	$161.1	$163.6	$168.2
Purchase accounting adjustments
Loan discount accretion	16.4	17.2	29.7
Bond premium amortization	(1.1)	(1.2)	(1.5)
CD premium accretion	—	—	0.1

Total net purchase accounting adjustments	15.3	16.0	28.3

Net interest income (te) - core	$145.8	$147.6	$139.9

Average earning assets	$18,315.8	$17,911.1	$16,740.4
Net interest margin - reported	3.55%	3.63%	4.06%
Net purchase accounting adjustments	0.34%	0.36%	0.69%

Net interest margin - core	3.21%	3.27%	3.37%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

Provision for Loan Losses

During the first quarter of 2015, Hancock recorded a total provision for loan losses of $6.2 million, declining $3.6 million from the fourth quarter of 2014 and $1.8 million from the first quarter of 2014. The linked-quarter reduction in provision for loan losses was attributable to a lower level of loan growth and a lower amount of risk rating downgrades during the first quarter of 2015 as compared to the fourth quarter of 2014. Loans increased $547 million, or 16% LQA, during the fourth quarter of 2014 as compared to $29 million, or 1% LQA, during the first quarter of 2015. The fourth quarter risk rating downgrades were primarily due to a small number of loans that were downgraded for specific reasons related to the individual credits and not indicative of any deteriorating credit trend related to a specific industry or geography. The provision for the FDIC acquired portfolio was a small net credit in each of the three-month periods ended March 31, 2015, December 31, 2014, and March 31, 2014.

The section below on “Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loan losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans and for acquired-performing loans and acquired-impaired loans (which includes all FDIC acquired loans) are described in Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Noninterest Income

Noninterest income totaled $56.5 million for the first quarter of 2015, a $0.4 million, or 1%, decrease compared to the fourth quarter of 2014, and down $0.2 million from the first quarter of 2014. Excluding the impacts of lost revenue from the sale of certain insurance business lines during the second quarter of 2014, the amortization of the FDIC loss share receivable discussed further below, and securities gains, first quarter 2015 noninterest income decreased approximately $1.7 million from fourth quarter 2014, and was down $1.4 million from the first quarter of 2014.

Service charges on deposits totaled $17.3 million for the first quarter of 2015, down $1.7 million, or 9%, from the fourth quarter of 2014, and down $1.4 million, or 8%, from the first quarter of 2014. The year-over-year decrease in service charges is primarily related to a decrease in overdraft (“OD”) and NSF charges as a result of a 14% decline in OD/NSF occurrences.

This decline is attributable, in part, to a 9% increase in average balances per account in the consumer noninterest-bearing checking portfolio, a reduction in the number of consumer accounts, mostly attributable to branch closings and sales, and a higher customer penetration rate for our OD protection product. In addition to these reasons, the linked quarter decrease is attributable to seasonality and the number of days within the reporting period.

Trust fees totaled $11.2 million for the quarter ended March 31, 2015, down $0.4 million, or 3%, from the fourth quarter of 2014. Trust fees in the fourth quarter of 2014 included approximately $0.2 million of one-time fee income. Trust fees increased $1.0 million, or 9%, compared to the first quarter of 2014 as a result of increased revenues from sales of our Hancock Horizon mutual funds via national distribution channels and increased new business in personal trusts.

Bank card and ATM fees totaled $11.2 million in the first quarter of 2015 virtually unchanged from the fourth quarter of 2014, and up $0.6 million, or 6%, compared to the first quarter of 2014. Included in bank card and ATM fees are fees from credit card, debit card and ATM transactions, and merchant service fees. Compared to the first quarter of 2014, a $0.7 million increase in credit card-related interchange fee income was partially offset by a decrease in merchant service fees. The increase in credit card fees resulted from various strategic initiatives during 2014 to increase card usage, including specific commercial card enhancements. ATM fee income in the first quarter of 2015 compared to the first quarter of 2014 was down $0.1 million, or 5%, due in part to the closing of 16 branches in July 2014 as part of the Company’s branch rationalization program.

Insurance fees totaled $1.8 million in the first quarter of 2015 compared to $1.9 million in the fourth quarter of 2014, and $3.7 million in the first quarter of 2014. The 53% decrease compared to the first quarter of 2014 resulted from the Company selling its property and casualty and group benefits insurance intermediary business in April 2014.

Fees from the secondary mortgage operations in the first quarter of 2015 were up $0.7 million, or over 30%, compared to both the fourth quarter of 2014 and the first quarter of 2014. The Company typically sells its longer-term fixed-rate loans in the secondary market while retaining in the portfolio the majority of its adjustable rate loans. We also retain loans generated through certain programs to support customer relationships including programs for high net worth individuals and non-builder construction loans. The increase in fee income during the first quarter of 2015 compared to the fourth quarter of 2014 was due to a greater portion of mortgage loans originated during the quarter being sold in the secondary market. Management expects this trend to continue through 2015.

Amortization of the FDIC loss share receivable totaled $1.2 million in the first quarter of 2015 compared to $2.1 million in the fourth quarter of 2014 and $3.9 million in the first quarter of 2014. The amortization reflects a reduction in the amount of expected reimbursements under the loss share agreements due to lower loss projections for the related FDIC acquired loan pools and the expiration of the non-single family loss share agreement.

The components of noninterest income are presented in the following table for the indicated periods:

	Three Months Ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Service charges on deposit accounts	$17,315	$19,025	$18,712
Trust fees	11,200	11,559	10,238
Bank card and ATM fees	11,183	11,225	10,569
Investment and annuity fees	5,050	4,736	4,952
Secondary mortgage market operations	2,664	2,000	1,965
Insurance commissions and fees	1,754	1,862	3,744
Amortization of FDIC loss share receivable	(1,197)	(2,113)	(3,908)
Income from bank owned life insurance	2,666	3,266	2,314
Credit-related fees	2,457	2,733	2,732
Income from derivatives	(52)	214	759
Gain (loss) on sale of assets	7	(130)	1,682
Safety deposit box income	486	426	513
Other miscellaneous	2,680	2,158	2,427
Securities transactions gains, net	333	—	—

Total noninterest income	$56,546	$56,961	$56,699

Noninterest Expense

Noninterest expense for the first quarter of 2015 was $153.5 million, virtually flat with the fourth quarter of 2014, and up $6.5 million, or 4%, from the first quarter of 2014. Excluding nonoperating expense items, operating expense for the first quarter of 2015 totaled $146.2 million, which was up $2.1 million, or 1%, from the fourth quarter of 2014 and almost unchanged from the same period in 2014.

Nonoperating expense totaled $7.3 million in the first quarter of 2015 and $9.7 million in the fourth quarter of 2014. There were no nonoperating expenses in the first quarter of 2014. Nonoperating expenses for the first three months of 2015 included consulting and professional fees related to investments in technology to enhance the Company’s risk management processes and a net premium related to the sale of four Houston branches.

Total personnel expense, excluding $0.5 million in nonoperating expense, totaled $80.1 million for the first quarter of 2015, up slightly compared to the fourth quarter of 2014. Compensation expense decreased $2.4 million, or 4%, during the first quarter of 2015, while benefits expense increased $3.0 million linked-quarter due to both annual seasonal payroll tax expense and increased pension costs. Total personnel expense in the current quarter was $1.3 million, or 2%, less than the prior year as the 3,785 full-time-equivalent employees as of March 31, 2015, were almost 200 fewer than a year earlier.

Occupancy and equipment expenses totaled $15.1 million for the first quarter of 2015, up $0.5 million, or 4%, from the fourth quarter of 2014 and down $0.4 million, or 3%, from the first quarter of 2014, partially due to branch closings and sales in 2014.

ORE expense in the first quarter of 2015 was $0.5 million, compared to $1.0 million expense in the fourth quarter of 2014 and $1.8 million in the first quarter of 2014. The total for fourth quarter of 2014 reflects a more normalized level of quarterly expense.

All other expenses, excluding amortization of intangibles and $6.3 million of nonoperating expense items, totaled $44.2 million for the first quarter of 2015, up $1.7 million, or 4%, from the fourth quarter of 2014 and up $3.0 million, or 7%, from the first quarter of 2014.

The components of noninterest expense are presented in the following table for the indicated periods:

	Three Months Ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Operating expense
Compensation expense	$64,547	$66,986	$67,165
Employee benefits	15,570	12,536	14,267

Personnel expense	80,117	79,522	81,432

Net occupancy expense	11,162	10,571	11,266
Equipment expense	3,933	3,986	4,274
Data processing expense	13,536	13,048	12,419
Professional services expense	6,320	7,046	6,409
Amortization of intangibles	6,318	6,445	7,038
Telecommunications and postage	3,651	3,582	3,583
Deposit insurance and regulatory fees	3,595	3,195	2,967
Other real estate owned expense, net	456	1,001	1,777
Advertising	2,157	2,525	1,759
Ad valorem and franchise taxes	2,715	2,095	2,661
Printing and supplies	1,217	1,066	1,031
Insurance expense	922	917	1,040
Travel	1,219	1,096	896
Entertainment and contributions	1,639	1,425	1,412
Tax credit investment amortization	2,095	2,227	2,172
Other expense	5,149	4,333	4,846

Total operating expense	$146,201	$144,080	$146,982

Nonoperating expense items
Expense and efficiency initiatives and other items	7,314	9,667	—

Total nonoperating expense items	$7,314	$9,667	$—

Total noninterest expense	$153,515	$153,747	$146,982

Income Taxes

The effective income tax rate for the first quarter of 2015 was approximately 27% compared to 26% in the fourth quarter of 2014 and 27% in the first quarter of 2014. Management expects the effective tax rate for the remainder of 2015 to be approximately 27%. Hancock’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and the use of tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”), Federal and State New Market Tax Credit (“NMTC”) and Low-Income Housing Tax Credit (“LIHTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.

The Company invests in Federal and State NMTC projects related to tax credit allocations that have been awarded to its wholly-owned Community Development Entity (“CDE”) as well as projects that utilize credits awarded to unrelated CDEs. From 2008 through 2014, the Company’s CDE was awarded three allocations totaling $148 million. These awards are expected to generate tax credits totaling $57.7 million over their respective seven-year compliance periods.

The Company intends to continue making investments in tax credit projects, though its ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits. Based on tax credit investments that have been made, the Company expects to realize tax credits over the next three years of $10.1 million, $9.0 million and $7.8 million for 2016, 2017 and 2018, respectively.

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the quarters-ended March 31, 2015, December 31, 2014, and March 31, 2014.

	Three Months Ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Taxes computed at statutory rate	$19,262	$19,008	$23,561
Tax credits:
QZAB/QSCB	(730)	(793)	(769)
NMTC - Federal and State	(2,573)	(3,173)	(3,433)
LIHTC	(24)	(113)	(113)

Total tax credits	(3,327)	(4,079)	(4,315)
State income taxes, net of federal income tax benefit	728	1,226	1,674
Tax-exempt interest	(1,710)	(1,610)	(1,584)
Bank owned life insurance	(919)	(1,129)	(810)
Other, net	842	801	(325)

Income tax expense	$14,876	$14,217	$18,201

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Common Share Data
Earnings per share:
Basic	$0.49	$0.48	$0.58
Diluted	$0.49	$0.48	$0.58
Operating earnings per share: (a)
Basic	$0.55	$0.56	$0.58
Diluted	$0.55	$0.56	$0.58
Core earnings per share: (b)
Basic	$0.49	$0.50	$0.45
Diluted	$0.49	$0.50	$0.45
Cash dividends paid	$0.24	$0.24	$0.24
Book value per share (period-end)	$31.14	$30.74	$29.93
Tangible book value per share (period-end)	$21.55	$21.37	$20.47
Weighted average number of shares (000s):
Basic	79,496	81,326	82,277
Diluted	79,661	81,530	82,534
Period-end number of shares (000s)	77,886	80,426	82,282
Market data:
High sales price	$31.13	$35.67	$38.50
Low sales price	$24.96	$28.68	$32.66
Period-end closing price	$29.86	$30.70	$36.65
Trading volume (000s) (c)	51,866	36,396	31,328

(a)	Net income less tax-effected nonoperating expense items and securities gains/losses. Management believes that this is a useful financial measure because it enables investors to assess ongoing operations.
(b)	Operating income excluding tax-effected purchase accounting adjustments. Management believes that reporting on core income provides a useful measure of financial performance that helps investors determine whether management is successfully executing its strategic initiatives.
(c)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Income Statement:
Interest income	$169,087	$170,971	$175,140
Interest income (te) (a)	172,043	173,739	177,776
Interest expense	10,929	10,158	9,578

Net interest income (te)	161,114	163,581	168,198
Provision for loan losses	6,154	9,718	7,963
Noninterest income excluding securities transactions	56,213	56,961	56,699
Securities transactions gains, net	333	—	—
Operating expense (excluding amortization of intangibles)	147,197	147,302	139,944
Amortization of intangibles	6,318	6,445	7,038

Income before income taxes	55,035	54,309	67,316
Income tax expense	14,876	14,217	18,201

Net income	$40,159	$40,092	$49,115

Securities transactions gains, net	(333)	—	—
Total nonoperating expense items	7,314	9,667	—
Taxes on adjustments at marginal tax rate	2,443	3,383	—

Total adjustments, net of taxes	4,538	6,284	—

Operating income (b)	$44,697	$46,376	$49,115

Purchase accounting adjustments (net of tax)	5,078	4,839	11,373

Core income (c)	$39,619	$41,537	$37,742

(a)	For analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).
(b)	Net income less nonoperating expense items and securities gains/losses. Management believes that this is a useful financial measure because it enables investors to assess ongoing operations.
(c)	Operating income excluding tax-effected purchase accounting adjustments. Management believes that reporting on core income provides a useful measure of financial performance that helps investors determine whether management is successfully executing its strategic initiatives.

	Three Months Ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Performance Ratios
Return on average assets	0.80%	0.79%	1.05%
Return on average assets-operating (a)	0.89%	0.92%	1.05%
Return on average common equity	6.65%	6.34%	8.18%
Return on average common equity-operating (a)	7.41%	7.33%	8.18%
Return on tangible common equity	9.60%	9.08%	12.04%
Return on average tangible common equity—operating (a)	10.68%	10.50%	12.04%
Earning asset yield (te)	3.79%	3.86%	4.29%
Total cost of funds	0.24%	0.23%	0.23%
Net interest margin (te)	3.55%	3.63%	4.06%
Core net interest margin (b)	3.21%	3.27%	3.37%
Noninterest income excluding securities transactions to total revenue (te)	25.87%	25.83%	25.21%
Efficiency ratio (c)	64.36%	62.41%	62.23%
Average loan/deposit ratio	84.13%	85.44%	81.07%
FTE employees (period-end)	3,785	3,794	3,974

Capital Ratios
Common stockholders’ equity to total assets	11.70%	11.92%	12.96%
Tangible common equity ratio	8.40%	8.59%	9.24%

(a)	Excludes tax-effected securities transactions and nonoperating expense items. Management believes that this is a useful financial measure that helps investors compare the Company’s fundamental operations over time.
(b)	Reported taxable equivalent (te) net interest income, excluding net purchase accounting adjustments, expressed as a percentage of average earning assets
(c)	Noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles, securities transactions, and nonoperating expense items.

	Three Months Ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Asset Quality Information
Nonaccrual loans (a)	$90,821	$79,537	$101,400
Restructured loans - still accruing	7,564	8,971	8,459

Total nonperforming loans	98,385	88,508	109,859
Other real estate (ORE) and foreclosed assets	42,956	59,569	69,813

Total nonperforming assets	$141,341	$148,077	$179,672

Accruing loans 90 days past due (a)	5,872	4,825	3,998
Net charge-offs - non-FDIC acquired	3,654	2,638	3,978
Net charge-offs - FDIC acquired	2,455	(624)	2,510
Allowance for loan losses	128,386	128,762	128,248
Provision for loan losses	6,154	9,718	7,963
Nonperforming assets to loans, ORE and foreclosed assets	1.01%	1.06%	1.43%
Accruing loans 90 days past due to loans	0.04%	0.03%	0.03%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.05%	1.10%	1.46%
Net charge-offs - non-FDIC acquired to average loans	0.11%	0.08%	0.13%
Allowance for loan losses to period-end loans	0.92%	0.93%	1.02%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	123.14%	137.96%	112.64%

(a)	Nonaccrual loans and accruing loans past due 90 days or more do not include acquired-impaired loans with an accretable yield. Included in nonaccrual loans are $5.0 million, $7.0 million, and $16.1 million in restructured loans at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Supplemental Asset Quality Information	Originated	Acquired (a)	FDIC acquired (b)	Total
(in thousands)	March 31, 2015
Nonaccrual loans (c)	$83,412	$5,820	$1,589	$90,821
Restructured loans - still accruing	7,564	—	—	7,564

Total nonperforming loans	90,976	5,820	1,589	98,385
ORE and foreclosed assets (d)	29,380	—	13,576	42,956

Total nonperforming assets	120,356	5,820	15,165	141,341

Accruing loans 90 days past due	5,659	213	—	5,872
Allowance for loan losses	100,494	254	27,638	128,386

	December 31, 2014
Nonaccrual loans	$71,296	$6,139	$2,102	$79,537
Restructured loans - still accruing	8,971	—	—	8,971

Total nonperforming loans	80,267	6,139	2,102	88,508
ORE and foreclosed assets	40,148	—	19,421	59,569

Total nonperforming assets	120,415	6,139	21,523	148,077

Accruing loans 90 days past due	4,564	261	—	4,825
Allowance for loan losses	97,701	477	30,584	128,762

Loans Outstanding	Originated	Acquired (a)	FDIC acquired (b)	Total
(in thousands)	March 31, 2015
Commercial non-real estate loans	$5,861,887	$118,260	$6,937	$5,987,084
Construction and land development loans	1,087,449	14,579	11,482	1,113,510
Commercial real estate loans	2,492,351	629,975	27,777	3,150,103
Residential mortgage loans	1,736,033	2,485	175,367	1,913,885
Consumer loans	1,742,810	25	16,969	1,759,804

Total loans	12,920,530	765,324	238,532	13,924,386

Change in loan balance from previous quarter	110,331	(67,344)	(13,877)	29,110

	December 31, 2014
Commercial non-real estate loans	$5,917,728	$120,137	$6,195	$6,044,060
Construction and land development loans	1,073,964	21,123	11,674	1,106,761
Commercial real estate loans	2,428,195	688,045	27,808	3,144,048
Residential mortgage loans	1,704,770	2,378	187,033	1,894,181
Consumer loans	1,685,542	985	19,699	1,706,226

Total loans	12,810,199	832,668	252,409	13,895,276

Change in loan balance from previous quarter	1,524,631	(949,508)	(28,421)	546,702

(a)	Loans which have been acquired and no allowance brought forward in accordance with acquisition accounting. Acquired-performing loans in pools with fully accreted purchase fair value discounts are reported as originated loans, resulting in changes in classification between periods.
(b)	Loans acquired in an FDIC-assisted transaction. Non-single family loss share agreement expired on December 31, 2014. $186.1 in loans and $6.0 million in ORE remain covered by the FDIC single family loss share agreement as of March 31, 2015, providing considerable protection against credit risk. As of December 31, 2014 $196.7 million in loans and $7.1 million in ORE remained covered by the FDIC single family loss share agreement.
(c)	Included in nonaccrual loans are $5.0 million and $7.0 million of nonaccruing restructured loans at March 31, 2015 and December 31, 2014, respectively.
(d)	ORE received in settlement of acquired loans is no longer subject to purchase accounting guidance and has been included with ORE from originated loans. ORE received in settlement of FDIC acquired loans remains covered under the FDIC loss share agreement.

	Three Months Ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Period-End Balance Sheet
Total loans, net of unearned income (a)	$13,924,386	$13,895,276	$12,527,937
Loans held for sale	19,950	20,252	15,911
Securities	4,107,904	3,826,454	3,797,883
Short-term investments	515,797	802,948	280,373

Earning assets	18,568,037	18,544,930	16,622,104
Allowance for loan losses	(128,386)	(128,762)	(128,248)
Goodwill	621,193	621,193	625,675
Other intangible assets, net	125,404	132,810	152,734
Other assets	1,538,263	1,577,095	1,731,905

Total assets	$20,724,511	$20,747,266	$19,004,170

Noninterest-bearing deposits	$6,201,403	$5,945,208	$5,613,872
Interest-bearing transaction and savings deposits	6,576,658	6,531,628	6,118,150
Interest-bearing public funds deposits	1,828,559	1,982,616	1,451,430
Time deposits	2,253,865	2,113,379	2,091,322

Total interest-bearing deposits	10,659,082	10,627,623	9,660,902

Total deposits	16,860,485	16,572,831	15,274,774
Short-term borrowings	755,250	1,151,573	712,634
Long-term debt	516,007	374,371	380,001
Other liabilities	167,671	176,089	174,227
Stockholders’ equity	2,425,098	2,472,402	2,462,534

Total liabilities & stockholders’ equity	$20,724,511	$20,747,266	$19,004,170

	Three Months Ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Average Balance Sheet
Total loans, net of unearned income (a)	$13,869,397	$13,578,223	$12,379,316
Loans held for sale	15,567	15,424	19,207
Securities (b)	3,772,997	3,836,123	3,935,616
Short-term investments	657,878	481,373	406,214

Earning assets	18,315,839	17,911,143	16,740,353
Allowance for loan losses	(130,217)	(127,356)	(134,670)
Goodwill and other intangible assets	750,705	757,123	781,434
Other assets	1,507,532	1,549,462	1,667,990

Total assets	$20,443,859	$20,090,372	$19,055,107

Noninterest-bearing deposits	$5,924,196	$5,849,356	$5,499,993
Interest-bearing transaction and savings deposits	6,506,812	6,380,347	6,072,113
Interest-bearing public fund deposits	1,815,445	1,598,482	1,526,611
Time deposits	2,238,806	2,064,322	2,170,426

Total interest-bearing deposits	10,561,063	10,043,151	9,769,150

Total deposits	16,485,259	15,892,507	15,269,143
Short-term borrowings	920,436	1,135,255	785,063
Long-term debt	412,938	376,819	386,026
Other liabilities	177,356	176,282	178,895
Stockholders’ equity	2,447,870	2,509,509	2,435,980

Total liabilities & stockholders’ equity	$20,443,859	$20,090,372	$19,055,107

(a)	Includes nonaccrual loans.
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. As shown in the table below, our ratio of free securities to total securities was 27% at March 31, 2015, compared to 14% at December 31, 2014 and 21% at March 31, 2014. The increase compared to year-end was due in part to the reduction in securities required to collateralize public funds deposits as discussed below in the section on “Deposits.” Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established a 15% minimum target for the ratio of free securities to total securities although management will allow the ratio to be less than 15% on a temporary basis if it believes there are sufficient securities available to meet the Companies projected funding needs.

Liquidity Metrics
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Free securities / total securities	27.06%	14.04%	23.00%	20.00%	21.00%
Core deposits / total deposits	93.08%	93.95%	94.57%	94.36%	94.13%
Wholesale funds / core deposits	8.10%	9.80%	10.40%	10.00%	7.60%
Quarter-to-date average loans / quarter-to-date average deposits	84.13%	85.44%	85.24%	84.20%	81.07%

The liability portion of the balance sheet provides liquidity mainly through various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. Core deposits consist of total deposits less certificates of deposits (“CDs”) of $250,000 or more, brokered CDs, and balances in sweep time deposit products used by commercial customers. The ratio of core deposits to total deposits was a very healthy 93.08% at March 31, 2015, down 87 bps from December 31, 2014 and 105 bps from March 31, 2014. Brokered CDs totaled $262 million as of March 31, 2015 and $98 million a year ago. The Company will occasionally use brokered deposits, subject to very strict parameters regarding the maturity and interest rate, as a funding source. There were no brokered CDs outstanding at December 31, 2014.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, our short-term borrowing capacity includes an approved line of credit with the FHLB of $3.4 billion and borrowing capacity at the Federal Reserve’s discount window of $1.8 billion at March 31, 2015. Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 8.10% of core deposits at March 31, 2015, compared to 9.80% at December 31, 2014 and 7.60% at March 31, 2014. The decrease from December 31, 2014 reflects the lower utilization of the FHLB line, partially offset by the $150 million subordinated debt discussed in “Capital Resources,” below. At March 31, 2015, the Company had borrowings from the FHLB totaling $200 million compared to $515 million at December 31, 2014. There were no borrowings from the FHLB as of March 31, 2014. No amounts had been borrowed at the Federal Reserve’s discount window in any period. See the discussion on “Deposits” for more information.

Another key measure the Company uses to monitor its liquidity position is the loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan to deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand. The Company’s loan to deposit ratio for the first quarter of 2015 was 84.13%, a slight decrease from 85.44% for the fourth quarter of 2014, and up 306 bps from the first quarter of 2014. The Company has established an internal loan to deposit ratio target of 85.00%

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the three months ended March 31, 2015 and 2014.

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

CAPITAL RESOURCES

Stockholders’ equity totaled $2.4 billion at March 31, 2015, down $47 million from December 31, 2014. The tangible common equity ratio decreased to 8.40% at March 31, 2015 from 8.59% at December 31, 2014. This decline mainly reflects the repurchase of common stock during the quarter.

The Board of Directors authorized a common stock buyback program in July 2014 for up to 5%, or approximately 4.1 million shares, of the Company’s common stock issued and outstanding. Under the program, the shares could be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. During the first quarter of 2015, the Company completed this buyback authorization by repurchasing 2,563,607 shares of its common stock at an average price of $29.36 per share. The Company repurchased a total of 4,093,149 shares at an average price of $30.02 per share.

On March 9, 2015, the Company issued $150 million in subordinated debt at an annual interest rate of 5.95% maturing on June 15, 2045. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2020. The debt qualifies as Tier 2 Capital under regulatory guidelines. A portion of the proceeds from the subordinated debt issuance was used to repurchase the Company’s common stock as noted above with the remainder available for general corporate purposes.

On July 2, 2013 the Federal Reserve Board finalized its rule implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The final rule became effective January 1, 2015 with transition periods for certain changes. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule sets the Basel III minimum regulatory capital requirements for all organizations. Under the final rule, the primary quantitative measures that regulators use to gauge capital adequacy are the ratios of Total, Tier 1 and Common Equity Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (“leverage ratio”). Both the Company and its bank subsidiary are currently required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital, 6.0% Tier 1 capital and 4.5% Common Equity Tier 1 capital. Additionally the final rule establishes a new conservation buffer of 2.5% of risk-weighted assets when fully phased in 2019.

At March 31, 2015, the regulatory capital ratios of the Company and the Bank were well in excess of current regulatory minimum requirements, as indicated in the table below. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators and both currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

The additional $150 million of subordinated debt and transitional guidelines under Basel III had positive impacts on capital ratios, while asset growth, the stock repurchase and other changes in the capital calculations under Basel III negatively affected capital ratios.

The following table shows the regulatory capital ratios for the Company and the Bank for the indicated periods.

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total capital (to risk weighted assets)
Hancock Holding Company	12.77%	12.30%	12.66%	12.96%	13.20%
Whitney Bank	12.17%	12.20%	12.40%	12.72%	13.02%

Tier 1 common equity capital (to risk weighted assets)
Hancock Holding Company	10.86%	11.23%	11.59%	11.83%	11.90%
Whitney Bank	11.16%	11.13%	11.32%	11.58%	11.72%

Tier 1 capital (to risk weighted assets)
Hancock Holding Company	10.86%	11.23%	11.59%	11.83%	11.90%
Whitney Bank	11.16%	11.13%	11.32%	11.58%	11.72%

Tier 1 leverage capital
Hancock Holding Company	9.17%	9.17%	9.48%	9.61%	9.43%
Whitney Bank	9.45%	9.13%	9.31%	9.44%	9.32%

Regulatory definitions:

(1)	Tier 1 common equity capital generally includes common equity and retained earnings, reduced by goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets.
(2)	Tier 1 capital consists of Tier 1 common equity capital plus non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock.
(3)	Total capital consists of Tier 1 capital plus perpetual preferred stock not qualifying as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of allowances for credit losses.
(4)	The risk-weighted asset base is equal to the sum of the aggregate value of assets and credit-converted off-balance sheet items in each risk category as specified in regulatory guidelines, multiplied by the weight assigned by the guidelines to that category.
(5)	The Tier 1 leverage capital ratio is Tier 1 capital divided by average total assets reduced by the deductions for Tier 1 capital noted above.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $4.1 billion at March 31, 2015, up $282 million from December 31, 2014 and $310 million from March 31, 2014. The quarterly increase in securities was a result of investing liquidity generated during the quarter. At March 31, 2015, securities available for sale totaled $1.8 billion and securities held to maturity totaled $2.3 billion.

The securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return. The Company invests only in high quality securities of investment grade quality with a targeted duration for the overall portfolio of between two and five. At March 31, 2015, the average maturity of the portfolio was 5.01 years with an effective duration of 3.45 and a weighted-average yield of 2.35%. The effective duration increases, under management scenarios, to 4.13 with a 100 basis point increase in the yield curve and to 4.34 with a 200 basis point increase. At year-end 2014, the average maturity of the portfolio was 4.38 years with an effective duration of 3.51 and a weighted-average yield of 2.36%.

Loans

Total loans at March 31, 2015 were $13.9 billion, virtually flat compared to December 31, 2014, and up $1.4 billion, or 11%, compared to March 31, 2014. Excluding the FDIC acquired portfolio, total loans increased $43 million from year end 2014, and $1.5 billion, or 12%, from March 31, 2014. See Note 3 to the consolidated financial statements for the composition of originated, acquired and FDIC acquired loans at March 31, 2015 and December 31, 2014.

Net loan growth during the quarter was mainly in the Alabama and Florida markets, with additional growth in indirect and mortgage lending. Louisiana and Texas markets were impacted by both the energy cycle and annual seasonality. Historically, loan balances increase towards year end with payoffs and paydowns in the first quarter of each year.

The Company’s commercial customer base is diversified over a range of industries, including energy, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

At March 31, 2015, loans in the energy segment totaled $1.7 billion, or 12% of total loans. The energy portfolio declined approximately $50 million linked quarter and is comprised of credits to both the exploration and production segment and the support services segment. See Item 7 in the Company’s December 31, 2104 Form 10-K for a further discussion regarding the Company’s energy portfolio. In light of the first quarter’s net paydowns in the energy portfolio, and the expected headwinds related to the current energy cycle, management has updated its end of period annual loan growth guidance for 2015 to 5% - 8%.

The Bank lends mainly to middle-market and smaller commercial entities, although it participates in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared credits funded at March 31, 2015 totaled approximately $1.8 billion, up approximately $352 million from March 31, 2014 and $3 million from December 31, 2014. Approximately $1.0 billion of shared national credits were with energy-related customers at March 31, 2015, down $21 million from year end, but up $95 million from March 31, 2014.

Commercial non-real estate loans, construction and land development loans, and commercial real estate (“CRE”) loans in the originated and acquired portfolios decreased a net $45 million over the first three months of 2015. CRE loans include loans on both income-producing properties as well as properties used by borrowers in commercial operations.

Residential mortgages in the originated and acquired portfolios were up a net $31 million during the first quarter. Consumer loans increased by a net $56 million as a result of a number of initiatives implemented by management during 2014.

Total FDIC acquired loans at March 31, 2015 were down $93 million from March 31, 2014 and $14 million from December 31, 2014, reflecting normal repayments, charge-offs and foreclosures.

Allowance for Loan Losses and Asset Quality

The Company’s total allowance for loan losses was $128.4 million at March 31, 2015, compared to $128.8 million at December 31, 2014. A $2.9 million reduction in the allowance on the FDIC acquired portfolio from December 31, 2014 was offset by a $2.7 million increase in the originated portfolio. The increase in the allowance related to the originated portfolio is primarily attributable to risk rating downgrades in the energy portfolio as pricing pressures on oil continued during the quarter. Management believes that if further downgrades occur, additional loan loss reserves may be necessary, but will not translate into significant losses. The impact and severity will depend upon the overall oil price reduction and the duration of the cycle. See Item 7. In the Company’s December 31, 2014 Form 10-K for further discussion of the company’s energy portfolio and its potential impact on the allowance for loan losses.

The ratio of the allowance to period-end loans was 0.92% at March 31, 2015, down slightly from 0.93% at December 31, 2014. The allowance maintained on the originated portion of the loan portfolio totaled $100.5 million, or 0.78% of related loans, at March 31, 2015, as compared to $97.7 million, or 0.76%, at March 31, 2014.

During the first quarter of 2015, Hancock recorded a total provision for loan losses of $6.2 million, down from $9.7 million in the fourth quarter of 2014, and down from $8.0 million for the March 31, 2014. See the Provision for Loan Losses section above for further discussion of the provision for loan losses.

Net charge-offs from the non-FDIC acquired loan portfolio were $3.7 million, or 0.11% of average total loans on an annualized basis in the first quarter of 2015, compared to $2.6 million, or 0.08%, in the fourth quarter of 2014.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Allowance for loan losses at beginning of period	$128,762	$125,572	$133,626

Loans charged-off:
Non-FDIC acquired loans:
Commercial non real estate	1,697	2,123	2,386
Construction and land development	747	2,155	91
Commercial real estate	251	1,324	723
Residential mortgages	1,209	492	241
Consumer	3,556	2,135	4,041

Total non-FDIC acquired charge-offs	7,460	8,229	7,482

FDIC acquired loans:
Commercial non real estate	127	45	46
Construction and land development	276	(202)	458
Commercial real estate	2,368	870	3,117
Residential mortgages	93	331	308
Consumer	140	78	81

Total FDIC acquired charge-offs	3,004	1,122	4,010

Total charge-offs	10,464	9,351	11,492

Recoveries of loans previously charged-off:
Non-FDIC acquired loans:
Commercial non real estate	981	929	826
Construction and land development	1,243	2,780	651
Commercial real estate	(3)	447	331
Residential mortgages	305	143	94
Consumer	1,280	1,292	1,602

Total non-FDIC acquired recoveries	3,806	5,591	3,504

FDIC acquired loans:
Commercial non real estate	14	18	445
Construction and land development	406	1,634	857
Commercial real estate	113	33	136
Residential mortgages	—	—	6
Consumer	16	61	56

Total FDIC acquired recoveries	549	1,746	1,500

Total recoveries	4,355	7,337	5,004

Net charge-offs - non-FDIC acquired	3,654	2,638	3,978
Net charge-offs - FDIC acquired	2,455	(624)	2,510

Total net charge-offs	6,109	2,014	6,488

Provision for loan losses before FDIC benefit - FDIC acquired loans	(491)	(4,674)	(7,155)
Benefit attributable to FDIC loss share agreement	421	4,514	6,853
Provision for loan losses non-FDIC acquired loans	6,224	9,878	8,265

Provision for loan losses, net	6,154	9,718	7,963
(Decrease) Increase in FDIC loss share receivable	(421)	(4,514)	(6,853)

Allowance for loan losses at end of period	$128,386	$128,762	$128,248

Ratios:
Gross charge-offs - non-FDIC acquired to average loans	0.22%	0.24%	0.24%
Recoveries - non-FDIC acquired to average loans	0.11%	0.16%	0.11%
Net charge-offs - non-FDIC acquired to average loans	0.11%	0.08%	0.13%
Allowance for loan losses to period-end loans	0.92%	0.93%	1.02%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

(in thousands)	March 31, 2015	December 31, 2014
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate loans	$24,934	$14,248
Commercial non-real estate loans - restructured	680	1,263

Total commercial non-real estate loans	25,614	15,511

Construction and land development loans	4,790	5,187
Construction and land development loans - restructured	1,621	2,378

Total construction and land development loans	6,411	7,565

Commercial real estate loans	28,973	26,017
Commercial real estate loans - restructured	1,948	2,602

Total commercial real estate loans	30,921	28,619

Residential mortgage loans	21,648	21,348
Residential mortgage loans - restructured	735	746

Total residential mortgage loans	22,383	22,094

Consumer loans	5,492	5,748

Total nonaccrual loans	90,821	79,537

Restructured loans - still accruing:
Commercial non-real estate loans	—	424
Construction and land development loans	2,470	4,905
Commercial real estate loans	4,965	3,580
Residential mortgage loans	110	54
Consumer loans	19	8

Total restructured loans - still accruing	7,564	8,971

Total restructured loans	12,548	15,960

ORE and foreclosed assets	42,956	59,569

Total nonperforming assets (b)	$141,341	$148,077

Loans 90 days past due still accruing	$5,872	$4,825

Ratios:
Nonperforming assets to loans plus
ORE and foreclosed assets	1.01%	1.06%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	123.14%	137.96%
Loans 90 days past due still accruing to loans	0.04%	0.03%

(a)	Nonaccrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.
(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $141.3 million at March 31, 2015, down $6.7 million from December 31, 2014. Nonperforming assets as a percent of total loans, ORE, and other foreclosed assets was 1.01% at March 31, 2015, compared to 1.43% at March 31, 2014 and 1.06% at December 31, 2014. The increase in nonaccrual non-real estate loans from December 31, 2014 to March 31, 2015 is primarily due to the movement of one energy-related loan to nonaccrual status during the first quarter of 2015.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, decreased $287 million from December 31, 2014, to a total of $516 million at March 31, 2015. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Average short-term investments for the first quarter of 2015 were up $177 million, or 37%, compared to the fourth quarter of 2014.

Deposits

Total deposits were $16.9 billion at March 31, 2015, up $288 million, or 2%, from December 31, 2014. and $1.6 billion, or 10%, from March 31, 2014. Average deposits for the first quarter of 2015 were $16.5 billion, up $593 million, or 4% from the fourth quarter of 2014. The deposit growth is due, in part, to a number of strategic initiatives aimed at growing deposits implemented during 2014.

Noninterest-bearing demand deposits (“DDAs”) increased by $256 million, or 4%, during the first quarter to $6.2 billion at March 31, 2015, and were up $588 million, or 10%, from March 31, 2014. DDAs comprised 37% of total period-end deposits at March 31, 2015, flat with March 31, 2014 and up slightly from year end 2014.

Interest-bearing public fund deposits totaled $1.8 billion at March 31, 2015, down $154 million, or 8%, from December 31, 2014, but up $377 million, or 26%, from March 31, 2014. The decrease compared to the prior quarter was primarily due to the seasonality of public funds, which typically carry higher balances at year end. The increase from March 31, 2014 was related to specific initiatives implement during 2014 related to attracting public fund deposits.

Time deposits totaled $2.3 billion at March 31, 2015, up $140 million, or 7%, from December 31, 2014, and up $162 million, or 8%, from March 31, 2014. CDs increased $233 million, or 14%, from December 31, 2014, due to an increase in brokered CDs. As discussed in the Liquidity section above, the Company will occasionally use brokered deposits, subject to strict parameters regarding maturity and rates, as a short-term funding source. Balances in sweep deposit products decreased $93 million, or 19%, from balances at December 31, 2014.

Short-Term Borrowings

At March 31, 2015, short-term borrowings totaled $755 million, down $396 million, or 34%, from December 31, 2014. The decrease was mainly due to a decrease in the FHLB borrowings from year end, partially replaced by brokered deposits as noted above. Securities sold under agreements to repurchase are another major source of short-term borrowings. These agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.

OFF-BALANCE SHEET ARRANGEMENTS

Loan Commitments and Letters of Credit

In the normal course of business, the Bank enters into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of their customers. Such instruments are not reflected in the accompanying consolidated financial statements until they are funded, although they expose the Bank to varying degrees of credit risk and interest rate risk in much the same way as funded loans. Under regulatory capital guidelines, the Company must include unfunded commitments meeting certain criteria in its risk-weighted capital calculation.

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

The following table shows the commitments to extend credit and letters of credit at March 31, 2015 according to expiration date.

		Expiration Date
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments to extend credit	$5,883,301	$2,922,059	$1,132,811	$1,254,831	$573,600
Letters of credit	400,669	240,620	58,355	97,801	3,893

Total	$6,283,970	$3,162,679	$1,191,166	$1,352,632	$577,493

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes or developments with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2014.

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

Hancock measures its interest rate sensitivity primarily by running net interest income simulations. The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, re-pricing and maturity characteristics of the existing and projected balance sheet. The table below presents the results of simulations run as of March 31, 2015 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive as compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
Change in interest rate	Estimated increase (decrease) in net interest income
(basis points)	Year 1	Year 2
+100	2.26%	2.85%
+200	5.37%	6.32%
+300	7.87%	8.84%

Note: Decrease in interest rates discontinued in the current rate environment

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December  31, 2014 included in our 2014 Annual Report on Form 10-K.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three-month period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There were no changes to the risk factors that were previously disclosed in our Form 10-K for the year ended December 31, 2014. In addition to the risk of vulnerability to certain sectors of the economy related to the real estate portfolio, recent trends in the energy sector point to possible vulnerability.

The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended March 31, 2015.

	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under plans or programs
Jan. 1, 2015 - Jan. 31, 2015	—	$—	—	2,563,607
Feb. 1, 2015 - Feb. 28, 2015	1,147,446	28.43	1,147,446	1,416,161
Mar. 1, 2015 - Mar. 31, 2015	1,416,161	30.12	1,416,161	—

Total	2,563,607	$29.36	2,563,607

(1)	The Company publicly announced its 2014 stock buyback program on July 24, 2014.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit Number	Description

*10.1	Hancock Holding Company 2014 Long Term Incentive Plan (filed as Exhibit 10.1 to Hancock’s Form 8-K filed with the Commission on April 21, 2014 and incorporated herein by reference).

*10.2	Form of Change in Control Employment Agreement between the Company and its executive officers (filed as Exhibit 10.2 to Hancock’s Form 8-K filed with the Commission on June 20, 2014 and incorporated herein by reference).

*10.3	Addendum to Nonqualified Deferred Compensation Plan describing SERP benefit (filed as Exhibit 10.3 to Hancock’s Form 10-Q filed with the Commission on August 8, 2014 and incorporated herein by reference).

*10.4	Form of 2014 Restricted Stock Award Agreement (filed as Exhibit 10.4 to Hancock’s Form 10-Q filed with the Commission on August 8, 2014 and incorporated herein by reference).

*10.5	Hancock Holding Company Executive Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ John M. Hairston
John M. Hairston
President & Chief Executive Officer

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer

Date:	May 8, 2015

Index to Exhibits

Exhibit Number	Description

*10.1	Hancock Holding Company 2014 Long Term Incentive Plan (filed as Exhibit 10.1 to Hancock’s Form 8-K filed with the Commission on April 21, 2014 and incorporated herein by reference).

*10.2	Form of Change in Control Employment Agreement between the Company and its executive officers (filed as Exhibit 10.2 to Hancock’s Form 8-K filed with the Commission on June 20, 2014 and incorporated herein by reference).

*10.3	Addendum to Nonqualified Deferred Compensation Plan describing SERP benefit (filed as Exhibit 10.3 to Hancock’s Form 10-Q filed with the Commission on August 8, 2014 and incorporated herein by reference).

*10.4	Form of 2014 Restricted Stock Award Agreement (filed as Exhibit 10.4 to Hancock’s Form 10-Q filed with the Commission on August 8, 2014 and incorporated herein by reference).

*10.5	Hancock Holding Company Executive Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

*	Compensatory plan or arrangement