Form 10-Q
period 2015-06-30
HANCOCK HOLDING CO
filed 2015-08-07
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36872

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 78,082,903 common shares were outstanding as of August 3, 2015.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2015	December 31, 2014
	unaudited
ASSETS
Cash and due from banks	$329,608	$356,455
Interest-bearing bank deposits	592,131	801,576
Federal funds sold	6,324	1,372
Securities available for sale, at fair value (amortized cost of $2,136,856 and $1,631,761)	2,151,134	1,660,165
Securities held to maturity (fair value of $2,310,103 and $2,186,340)	2,294,318	2,166,289
Loans held for sale	21,304	20,252
Loans	14,344,752	13,895,276
Less: allowance for loan losses	(131,087)	(128,762)

Loans, net	14,213,665	13,766,514

Property and equipment, net of accumulated depreciation of $198,595 and $193,527	383,686	398,384
Prepaid expenses	34,375	28,277
Other real estate, net	37,371	58,415
Accrued interest receivable	50,527	47,501
Goodwill	621,193	621,193
Other intangible assets, net	119,256	132,810
Life insurance contracts	431,895	426,617
FDIC loss share receivable	35,074	60,272
Deferred tax asset, net	78,203	74,335
Other assets	138,341	126,839

Total assets	$21,538,405	$20,747,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$6,180,814	$5,945,208
Interest-bearing	11,120,974	10,627,623

Total deposits	17,301,788	16,572,831

Short-term borrowings	1,079,193	1,151,573
Long-term debt	507,341	374,371
Accrued interest payable	5,534	4,204
Other liabilities	214,509	171,885

Total liabilities	19,108,365	18,274,864

Stockholders’ equity
Common stock - $3.33 par value per share; 350,000,000 shares authorized, 78,093,729 and 80,426,485 shares outstanding	260,052	267,820
Capital surplus	1,705,531	1,689,291
Treasury shares at cost — 8,721,782 and 7,053,028	(235,239)	(158,131)
Retained earnings	759,780	723,496
Accumulated other comprehensive loss, net	(60,084)	(50,074)

Total stockholders’ equity	2,430,040	2,472,402

Total liabilities and stockholders’ equity	$21,538,405	$20,747,266

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014

Interest income:
Loans, including fees	$141,905	$151,603	$288,872	$302,585
Loans held for sale	222	152	318	347
Securities-taxable	21,674	21,069	42,464	43,777
Securities-tax exempt	845	965	1,725	1,992
Federal funds sold and other short term investments	274	212	628	440

Total interest income	164,920	174,001	334,007	349,141

Interest expense:
Deposits	7,621	5,251	14,747	10,603
Short-term borrowings	186	822	358	1,871
Long-term debt and other interest expense	5,322	3,150	8,953	6,327

Total interest expense	13,129	9,223	24,058	18,801

Net interest income	151,791	164,778	309,949	330,340
Provision for loan losses	6,608	6,691	12,762	14,654

Net interest income after provision for loan losses	145,183	158,087	297,187	315,686

Noninterest income:
Service charges on deposit accounts	17,908	19,269	35,223	37,981
Trust fees	11,795	11,499	22,995	21,737
Bank card and ATM fees	11,868	11,596	23,051	22,165
Investment and annuity fees	4,838	5,097	9,888	10,049
Secondary mortgage market operations	3,618	1,758	6,282	3,723
Insurance commissions and fees	2,595	1,888	4,349	5,632
Amortization of FDIC loss share receivable	(1,273)	(3,321)	(2,470)	(7,229)
Other income	9,525	8,612	17,769	19,039
Securities transactions gains, net	—	—	333	—

Total noninterest income	60,874	56,398	117,420	113,097

Noninterest expense:
Compensation expense	70,550	68,528	135,567	135,693
Employee benefits	12,870	12,588	28,504	26,855

Personnel expense	83,420	81,116	164,071	162,548

Net occupancy expense	11,804	10,869	22,981	22,135
Equipment expense	4,090	4,065	8,025	8,339
Data processing expense	14,012	12,887	27,568	25,306
Professional services expense	8,952	9,179	24,322	15,588
Amortization of intangibles	6,148	6,744	12,466	13,782
Telecommunications and postage	3,471	3,863	7,122	7,446
Deposit insurance and regulatory fees	4,213	2,743	7,808	5,710
Other real estate expense, net	501	84	957	1,861
Other expense	22,306	25,308	37,112	41,125

Total noninterest expense	158,917	156,858	312,432	303,840

Income before income taxes	47,140	57,627	102,175	124,943
Income taxes	12,311	17,665	27,187	35,866

Net income	$34,829	$39,962	$74,988	$89,077

Earnings per common share-basic	$0.44	$0.48	$0.93	$1.06
Earnings per common share-diluted	$0.44	$0.48	$0.93	$1.06
Dividends paid per share	$0.24	$0.24	$0.48	$0.48
Weighted average shares outstanding-basic	77,951	81,933	78,719	82,099
Weighted average shares outstanding-diluted	78,115	82,174	78,881	82,348

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Net income	$34,829	$39,962	$74,988	$89,077
Other comprehensive income:
Net change in unrealized (loss) gain	(18,370)	10,898	(12,957)	15,412
Reclassification adjustment for net losses (gains) realized and included in earnings	801	142	1,406	195
Valuation adjustment for employee benefit plans	(5,922)	2,006	(5,922)	2,006
Amortization of unrealized net gain on securities transferred to held to maturity	939	906	1,586	1,571

Other comprehensive income, before income taxes	(22,552)	13,952	(15,887)	19,184
Income tax (benefit) expense	(8,237)	5,254	(5,877)	7,096

Other comprehensive (losses) income net of income taxes	(14,315)	8,698	(10,010)	12,088

Comprehensive income	$20,514	$48,660	$64,978	$101,165

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
(in thousands, except share data)	Shares	Amount
Balance, January 1, 2014	82,237,162	$273,850	$1,647,467	$628,166	$(35,379)	$(89,035)	$2,425,069

Net income	—	—	—	89,077	—	—	89,077
Other comprehensive income	—	—	—	—	12,088	—	12,088

Comprehensive income	—	—	—	89,077	12,088	—	101,165
Cash dividends declared ($0.48 per common share)	—	—	—	(40,301)	—	—	(40,301)
Common stock activity, long-term incentive plan	213,359	710	44,582	—	—	(38,643)	6,649
Purchase of common stock under stock buyback program	(590,222)	(1,965)	—	—	—	1,965	—

Balance, June 30, 2014	81,860,299	$272,595	$1,692,049	$676,942	$(23,291)	$(125,713)	$2,492,582

Balance, January 1, 2015	80,426,485	$267,820	$1,689,291	$723,496	$(50,074)	$(158,131)	$2,472,402

Net income	—	—	—	74,988	—	—	74,988
Other comprehensive income	—	—	—	—	(10,010)	—	(10,010)

Comprehensive income	—	—	—	74,988	(10,010)	—	64,978
Cash dividends declared ($0.48 per common share)	—	—	—	(38,704)	—	—	(38,704)
Common stock activity, long-term incentive plan	230,851	769	16,240	—	—	(10,375)	6,634
Purchase of common stock under stock buyback program	(2,563,607)	(8,537)	—	—	—	(66,733)	(75,270)

Balance, June 30, 2015	78,093,729	$260,052	$1,705,531	$759,780	$(60,084)	$(235,239)	$2,430,040

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,988	$89,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,399	15,666
Provision for loan losses	12,762	14,654
(Gain) loss on other real estate owned	(374)	2,133
Deferred tax expense	10,838	21,495
Increase in cash surrender value of life insurance contracts	(5,336)	(4,601)
Loss (gain) on disposal of other assets	1,694	(265)
Net (increase) decrease in loans held for sale	(2,995)	338
Net amortization of securities premium/discount	9,741	8,543
Amortization of intangible assets	12,466	13,782
Amortization of FDIC indemnification asset	2,470	7,229
Stock-based compensation expense	6,353	7,120
Decrease in interest payable and other liabilities	(6,310)	(10,085)
Net payments from FDIC for loss share claims	14,153	—
Decrease in FDIC loss share receivable	5,147	8,730
(Increase) decrease in other assets	(16,925)	6,260
Other, net	(2,338)	4,010

Net cash provided by operating activities	130,733	184,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	9,230	1,301
Proceeds from maturities of securities available for sale	562,162	145,812
Purchases of securities available for sale	(1,083,192)	(48,404)
Proceeds from maturities of securities held to maturity	187,864	266,657
Purchases of securities held to maturity	(266,759)	(1,031)
Net decrease (increase) in interest-bearing bank deposits	209,445	(172,106)
Net (increase) decrease in federal funds sold and short-term investments	(4,952)	258
Net increase in loans	(463,593)	(581,169)
Purchases of property and equipment	(13,896)	(10,881)
Proceeds from sales of property and equipment	12,168	6,946
Proceeds from sales of other real estate	31,953	29,688
Other, net	(8,656)	14,873

Net cash used in investing activities	(828,226)	(348,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	728,957	(115,289)
Net (decrease) increase in short-term borrowings	(72,380)	405,704
Repayments of long-term debt	(17,600)	(17,756)
Net proceeds from issuance of long-term debt	145,296	6,921
Dividends paid	(38,704)	(40,301)
Purchase of common stock under stock buyback program	(75,270)	—
Proceeds from exercise of stock options	347	860

Net cash provided by financing activities	670,646	240,139

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(26,847)	76,169
CASH AND DUE FROM BANKS, BEGINNING	356,455	348,440

CASH AND DUE FROM BANKS, ENDING	$329,608	$424,609

SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$10,390	$15,299

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow.

Securities Available for Sale
(in thousands)	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury and government agency securities	$100,160	$—	$1,539	$98,621	$300,207	$372	$71	$300,508
Municipal obligations	12,723	177	25	12,875	13,995	186	5	14,176
Mortgage-backed securities	1,802,249	26,146	9,856	1,818,539	1,217,293	31,094	2,823	1,245,564
Collateralized mortgage obligations	215,713	546	1,471	214,788	88,093	—	1,229	86,864
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
Equity securities	2,511	324	24	2,811	8,673	891	11	9,553

	$2,136,856	$27,193	$12,915	$2,151,134	$1,631,761	$32,543	$4,139	$1,660,165

Securities Held to Maturity
(in thousands)	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury and government agency securities	$200,000	$55	$770	199,285	$—	$—	$—	$—
Municipal obligations	186,528	3,074	1,834	187,768	180,615	3,416	1,144	182,887
Mortgage-backed securities	898,638	19,378	150	917,866	899,923	23,897	162	923,658
Collateralized mortgage obligations	1,009,152	5,192	9,160	1,005,184	1,085,751	5,590	11,546	1,079,795

	$2,294,318	$27,699	$11,914	$2,310,103	$2,166,289	$32,903	$12,852	$2,186,340

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Securities (continued)

The following table presents the amortized cost and fair value of debt securities at June 30, 2015 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

(in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$140,435	$138,065
Due after one year through five years	84,499	85,910
Due after five years through ten years	262,769	270,342
Due after ten years	1,646,642	1,654,006

Total available for sale debt securities	$2,134,345	$2,148,323

	Amortized Cost	Fair Value

Debt Securities Held to Maturity

Due in one year or less	$463,052	$462,421
Due after one year through five years	326,452	322,348
Due after five years through ten years	112,736	111,390
Due after ten years	1,392,078	1,413,944

Total held to maturity securities	$2,294,318	$2,310,103

The Company held no securities classified as trading at June 30, 2015 or December 31, 2014.

The details for securities classified as available for sale with unrealized losses for the periods indicated follow.

June 30, 2015	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasury and government agency securities	$98,469	$1,538	$95	$1	$98,564	$1,539
Municipal obligations	2,975	25	—	—	2,975	25
Mortgage-backed securities	678,428	6,944	117,793	2,912	796,221	9,856
Collateralized mortgage obligations	99,688	628	36,440	843	136,128	1,471
Equity securities	1,518	23	2	1	1,520	24

	$881,078	$9,158	$154,330	$3,757	$1,035,408	$12,915

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Securities (continued)

December 31, 2014	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasury and government agency securities	$99,950	$70	$121	$1	$100,071	$71
Municipal obligations	2,995	5	—	—	2,995	5
Mortgage-backed securities	38,955	163	125,641	2,660	164,596	2,823
Collateralized mortgage obligations	—	—	86,864	1,229	86,864	1,229
Equity securities	5,998	10	3	1	6,001	11

	$147,898	$248	$212,629	$3,891	$360,527	$4,139

The details for securities classified as held to maturity with unrealized losses for the periods indicated follow.

June 30, 2015	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasury and government agency securities	$149,230	$770	$—	$—	$149,230	$770
Municipal obligations	21,058	379	48,219	1,455	69,277	1,834
Mortgage-backed securities	169,049	150	—	—	169,049	150
Collateralized mortgage obligations	134,704	391	456,865	8,769	591,569	9,160

	$474,041	$1,690	$505,084	$10,224	$979,125	$11,914

December 31, 2014	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal obligations	$4,316	$12	$58,105	$1,132	$62,421	$1,144
Mortgage-backed securities	—	—	95,522	162	95,522	162
Collateralized mortgage obligations	119,222	616	540,607	10,930	659,829	11,546

	$123,538	$628	$694,234	$12,224	$817,772	$12,852

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Securities (continued)

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

Securities with carrying values totaling $3.2 billion at June 30, 2015 and December 31, 2014 were pledged as collateral primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses

Loans, net of unearned income, consisted of the following.

(in thousands)	June 30, 2015	December 31, 2014

Originated loans:
Commercial non-real estate	$6,058,998	$5,917,728
Construction and land development	1,100,788	1,073,964
Commercial real estate	2,591,384	2,428,195
Residential mortgages	1,784,730	1,704,770
Consumer	1,854,591	1,685,542

Total originated loans	$13,390,491	$12,810,199

Acquired loans:
Commercial non-real estate	$120,020	$120,137
Construction and land development	9,064	21,123
Commercial real estate	598,962	688,045
Residential mortgages	1,554	2,378
Consumer	24	985

Total acquired loans	$729,624	$832,668

FDIC acquired loans:
Commercial non-real estate	$6,666	$6,195
Construction and land development	11,095	11,674
Commercial real estate	22,487	27,808
Residential mortgages	169,553	187,033
Consumer	14,836	19,699

Total FDIC acquired loans	$224,637	$252,409

Total loans:
Commercial non-real estate	$6,185,684	$6,044,060
Construction and land development	1,120,947	1,106,761
Commercial real estate	3,212,833	3,144,048
Residential mortgages	1,955,837	1,894,181
Consumer	1,869,451	1,706,226

Total loans	$14,344,752	$13,895,276

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

The following briefly describes the distinction among originated, acquired and FDIC acquired loans and certain significant accounting policies relevant to each category.

Originated loans

Loans reported as “originated” include both loans and leases originated for investment and acquired-performing loans where the discount (premium) has been fully accreted (amortized). Originated loans are reported at the principal balance outstanding, net of unearned income. Interest on loans and accretion of unearned income, including deferred loan fees, are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recognized in income as earned.

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

Acquired loans

Loans reported as “acquired” are those loans that were purchased in the 2011 Whitney Holding Corporation acquisition. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The Whitney acquired loans were segregated between those considered to be performing (“acquired-performing”) and those with evidence of credit deterioration (“acquired-impaired”) based on such factors as past due status, nonaccrual status and credit risk ratings (rated substandard or worse). The acquired loans were further segregated into loan pools designed to facilitate the development of expected cash flows to be used in estimating fair value for purchase accounting. Acquired-performing loans are accounted for under ASC 310-20 and acquired-impaired loans are accounted for under ASC 310-30.

Acquired-performing loans were segregated into pools based on common risk characteristics such as loan type, credit risk ratings, and contractual interest rate and repayment terms. The major loan types included commercial and industrial loans not secured by real estate, real estate construction and land development loans, commercial real estate loans, residential mortgage loans, and consumer loans, with further segregation within certain loan types as needed. Expected cash flows, both principal and interest, from each pool were estimated based on key assumptions covering such factors as prepayments, default rates, and severity of loss given a default. These assumptions were developed using both historical experience and the portfolio characteristics at acquisition as well as available market research. The fair value for each acquired-performing pool was based on the estimate of expected cash flows from the pool discounted at prevailing market rates.

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

FDIC acquired loans and the related loss share receivable

Loans reported as “FDIC acquired” are loans purchased in the 2009 acquisition of Peoples First Community Bank (“Peoples First”) that were covered by two loss share agreements between the FDIC and the Company. These loans are accounted for as acquired-impaired loans as described above in the section on acquired loans. The Company treated all loans for the Peoples First acquisition as impaired based on the significant amount of deteriorating and nonperforming loans, comprised mainly of adjustable rate mortgages and home equity loans, located in Florida. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferrable should the loans be sold. The fair value of the loss share receivable at acquisition was estimated by discounting expected reimbursements for losses from the loans covered by the loss share agreements, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the agreements.

The loss share receivable is reviewed and updated prospectively as loss estimates related to covered loan pools change. Increases in expected reimbursements under the loss sharing agreement will lead to an increase in the loss share receivable. A decrease in expected reimbursements is reflected first as a reversal of any previously recorded increase in the loss share receivable on the covered loan pool with the remainder reflected as an increase in the loss share receivable’s amortization rate. Increases and decreases in the loss share receivable related to changes in loss estimates result in reductions in or additions to the provision for loan losses, which serves to offset the impact on the provision from impairments or impairment reversals recognized on the underlying covered loan pool. The excess (or shortfall) of expected claims compared to the carrying value of the loss share receivable is accreted (amortized) into noninterest income over the shorter of the remaining life of the covered loan pool or the life of the loss share agreement. The impact on operations of an increase in the loss share receivable’s amortization rate is associated with an increase in the accretable yield on the underlying loan pool. The loss share receivable is reduced as cash is received from the FDIC related to losses incurred on covered assets.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the loss share receivable for the six months ended June 30, 2015 and 2014.

	Six Months Ended
(in thousands)	June 30, 2015	June 30, 2014
Balance, January 1	$60,272	$113,834
Amortization	(2,470)	(7,229)
Charge-offs, write-downs and other recoveries	(4,667)	(1,048)
External expenses qualifying under loss share agreement	482	2,841
Changes due to changes in cash flow projections	(2,536)	(7,875)
Settlement of disallowed loss claims	(1,854)	(10,268)
Net payments from FDIC	(14,153)	—

Ending balance	$35,074	$90,255

The loss share agreement covering the non-single family FDIC acquired portfolio expired in December 2014. The loss share agreement covering the single family portfolio expires in December 2019.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and 2014 as well as the corresponding recorded investment in loans at the end of each period.

(in thousands)	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
	Six Months Ended June 30, 2015
Originated loans
Allowance for loan losses:
Beginning balance	$50,258	$5,413	$16,544	$8,051	$17,435	$97,701
Charge-offs	(2,215)	(828)	(525)	(1,292)	(6,729)	(11,589)
Recoveries	2,051	1,308	426	449	2,491	6,725
Net provision for loan losses	9,586	(982)	1,217	62	4,091	13,974

Ending balance	$59,680	$4,911	$17,662	$7,270	$17,288	$106,811

Ending balance:
Individually evaluated for impairment	$2,903	$73	$2,203	$163	$6	$5,348
Collectively evaluated for impairment	56,777	4,838	15,459	7,107	17,282	101,463

Loans:
Ending balance:	$6,058,998	$1,100,788	$2,591,384	$1,784,730	$1,854,591	$13,390,491
Individually evaluated for impairment	32,379	4,360	31,840	1,369	116	70,064
Collectively evaluated for impairment	6,026,619	1,096,428	2,559,544	1,783,361	1,854,475	13,320,427

Acquired loans
Allowance for loan losses:
Beginning balance	$—	$—	$477	$—	$—	$477
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	—	—	(263)	—	—	(263)

Ending balance	$—	$—	$214	$—	$—	$214

Ending balance:
Individually evaluated for impairment	$—	$—	$214	$—	$—	$214
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	—	—	—	—	—	—

Loans:
Ending balance:	$120,020	$9,064	$598,962	$1,554	$24	$729,624
Individually evaluated for impairment	—	—	2,543	—	—	2,543
Acquired-impaired loans	7,001	8,370	17,851	1,554	24	34,800
Collectively evaluated for impairment	113,019	694	578,568	—	—	692,281

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

(in thousands)	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
	Six Months Ended June 30, 2015
FDIC acquired loans
Allowance for loan losses:
Beginning balance	$911	$1,008	$4,061	$20,609	$3,995	$30,584
Charge-offs	(1,099)	(285)	(2,368)	(168)	(140)	(4,060)
Recoveries	14	406	465	2	136	1,023
Net provision for loan losses	242	(211)	(78)	(682)	(220)	(949)
Increase (decrease) in FDIC loss share receivable	575	(528)	532	(2,342)	(773)	(2,536)

Ending balance	$643	$390	$2,612	$17,419	$2,998	$24,062

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	643	390	2,612	17,419	2,998	24,062
Collectively evaluated for impairment	—	—	—	—	—	—

Loans:
Ending balance:	$6,666	$11,095	$22,487	$169,553	$14,836	$224,637
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	6,666	11,095	22,487	169,553	14,836	224,637
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$51,169	$6,421	$21,082	$28,660	$21,430	$128,762
Charge-offs	(3,314)	(1,113)	(2,893)	(1,460)	(6,869)	(15,649)
Recoveries	2,065	1,714	891	451	2,627	7,748
Net provision for loan losses	9,828	(1,193)	876	(620)	3,871	12,762
Increase (decrease) in FDIC loss share receivable	575	(528)	532	(2,342)	(773)	(2,536)

Ending balance	$60,323	$5,301	$20,488	$24,689	$20,286	$131,087

Ending balance:
Individually evaluated for impairment	$2,903	$73	$2,417	$163	$6	$5,562
Amounts related to acquired-impaired loans	643	390	2,612	17,419	2,998	24,062
Collectively evaluated for impairment	56,777	4,838	15,459	7,107	17,282	101,463

Loans:
Ending balance:	$6,185,684	$1,120,947	$3,212,833	$1,955,837	$1,869,451	$14,344,752
Individually evaluated for impairment	32,379	4,360	34,383	1,369	116	72,607
Acquired-impaired loans	13,667	19,465	40,338	171,107	14,860	259,437
Collectively evaluated for impairment	6,139,638	1,097,122	3,138,112	1,783,361	1,854,475	14,012,708

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Six Months Ended June 30, 2014
Originated loans
Allowance for loan losses:
Beginning balance	$33,091	$6,180	$20,649	$6,892	$12,073	$78,885
Charge-offs	(3,658)	(1,041)	(1,373)	(1,097)	(7,622)	(14,791)
Recoveries	1,411	1,064	1,057	363	2,854	6,749
Net provision for loan losses	5,937	699	(5,060)	772	5,381	7,729

Ending balance	$36,781	$6,902	$15,273	$6,930	$12,686	$78,572

Ending balance:
Individually evaluated for impairment	$640	$259	$116	$532	$—	$1,547
Collectively evaluated for impairment	36,141	6,643	15,157	6,398	12,686	77,025

Loans:
Ending balance:	$4,610,696	$903,610	$2,173,006	$1,469,977	$1,501,163	$10,658,452
Individually evaluated for impairment	6,765	6,702	11,198	2,532	—	27,197
Collectively evaluated for impairment	4,603,931	896,908	2,161,808	1,467,445	1,501,163	10,631,255

Acquired loans
Allowance for loan losses:
Beginning balance	$1,603	$10	$34	$—	$—	$1,647
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	6,135	210	630	14	311	7,300

Ending balance	$7,738	$220	$664	$14	$311	$8,947

Ending balance:
Individually evaluated for impairment	$65	$24	$188	$—	$—	$277
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	7,673	196	476	14	311	8,670

Loans:
Ending balance:	$769,159	$119,847	$836,646	$111,724	$84,403	$1,921,779
Individually evaluated for impairment	1,957	739	2,280	—	—	4,976
Acquired-impaired loans	17,410	18,976	27,993	4,547	1,057	69,983
Collectively evaluated for impairment	749,792	100,132	806,373	107,177	83,346	1,846,820

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Six Months Ended June 30, 2014
FDIC acquired loans
Allowance for loan losses:
Beginning balance	$2,323	$2,655	$10,929	$27,989	$9,198	$53,094
Charge-offs	(70)	(624)	(4,022)	(730)	(1,130)	(6,576)
Recoveries	451	896	1,371	19	148	2,885
Net provision for loan losses	(57)	(73)	30	(173)	(102)	(375)
(Decrease) increase in FDIC loss share receivable	(1,099)	(1,302)	225	(3,442)	(2,257)	(7,875)

Ending balance	$1,548	$1,552	$8,533	$23,663	$5,857	$41,153

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	1,548	1,552	8,533	23,663	5,857	41,153
Collectively evaluated for impairment	—	—	—	—	—	—

Loans:
Ending balance:	$13,836	$17,199	$46,611	$189,570	$36,609	$303,825
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	13,836	17,199	46,611	189,570	36,609	303,825
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$37,017	$8,845	$31,612	$34,881	$21,271	$133,626
Charge-offs	(3,728)	(1,665)	(5,395)	(1,827)	(8,752)	(21,367)
Recoveries	1,862	1,960	2,428	382	3,002	9,634
Net provision for loan losses	12,015	836	(4,400)	613	5,590	14,654
(Decrease) increase in FDIC loss share receivable	(1,099)	(1,302)	225	(3,442)	(2,257)	(7,875)

Ending balance	$46,067	$8,674	$24,470	$30,607	$18,854	$128,672

Ending balance:
Individually evaluated for impairment	$705	$283	$304	$532	$—	$1,824
Amounts related to acquired-impaired loans	1,548	1,552	8,533	23,663	5,857	41,153
Collectively evaluated for impairment	43,814	6,839	15,633	6,412	12,997	85,695

Loans:
Ending balance:	$5,393,691	$1,040,656	$3,056,263	$1,771,271	$1,622,175	$12,884,056
Individually evaluated for impairment	8,722	7,441	13,478	2,532	—	32,173
Acquired-impaired loans	31,246	36,175	74,604	194,117	37,666	373,808
Collectively evaluated for impairment	5,353,723	997,040	2,968,181	1,574,622	1,584,509	12,478,075

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

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

(in thousands)	June 30, 2015	December 31, 2014

Originated loans:
Commercial non-real estate	$42,454	$15,511
Construction and land development	5,285	6,462
Commercial real estate	38,152	22,047
Residential mortgages	20,709	21,702
Consumer	4,855	5,574

Total originated loans	$111,455	$71,296

Acquired loans:
Commercial non-real estate	$—	$—
Construction and land development	—	—
Commercial real estate	5,401	6,139
Residential mortgages	—	—
Consumer	—	—

Total acquired loans	$5,401	$6,139

FDIC acquired loans:
Commercial non-real estate	$—	$—
Construction and land development	1,156	1,103
Commercial real estate	433	433
Residential mortgages	—	392
Consumer	—	174

Total FDIC acquired loans	$1,589	$2,102

Total loans:
Commercial non-real estate	$42,454	$15,511
Construction and land development	6,441	7,565
Commercial real estate	43,986	28,619
Residential mortgages	20,709	22,094
Consumer	4,855	5,748

Total loans	$118,445	$79,537

The estimated amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual in the six months ended June 30, 2015 was approximately $1.8 million. Interest actually received and recorded as income on nonaccrual loans during that period was approximately $0.6 million.

Nonaccrual loans include loans modified in troubled debt restructurings (“TDRs”) of $4.9 million and $7.0 million at June 30, 2015 and December 31, 2014, respectively. Total TDRs, both accruing and nonaccruing, were $12.8 million as of June 30, 2015 and $16.0 million at December 31, 2014.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

The table below details TDRs that were modified during the six months ended June 30, 2015 and June 30, 2014 by portfolio segment.

Six Months Ended
(in thousands)	June 30, 2015			June 30, 2014
Troubled Debt Restructurings:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Originated loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	482	482	1	963	918
Residential mortgages	2	68	68	2	773	507
Consumer	1	20	20	—	—	—

Total originated loans	4	$570	$570	3	$1,736	$1,425

Acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total acquired loans	—	$—	$—	—	$—	$—

FDIC acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total FDIC acquired loans	—	$—	$—	—	$—	$—

Total loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	482	482	1	963	918
Residential mortgages	2	68	68	2	773	507
Consumer	1	20	20	—	—	—

Total loans	4	$570	$570	3	$1,736	$1,425

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

The table below details TDRs that subsequently defaulted within twelve months of modification.

Six Months Ended
(in thousands)	June 30, 2015		June 30, 2014
Troubled Debt Restructurings:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Originated loans:
Commercial non-real estate	—	$—	1	$909
Construction and land development	—	—	—	—
Commercial real estate	—	—	2	1,025
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total originated loans	—	$—	3	$1,934

Acquired loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total acquired loans	—	$—	—	$—

FDIC acquired loans:
Commercial non-real estate	—	$—	—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total FDIC acquired loans	—	$—	—	$—

Total loans:
Commercial non-real estate	—	$—	1	$909
Construction and land development	—	—	—	—
Commercial real estate	—	—	2	1,025
Residential mortgages	—	—	—	—
Consumer	—	—	—	—

Total loans	—	$—	3	$1,934

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

The tables below present loans that are individually evaluated for impairment disaggregated by class at June 30, 2015 and December 31, 2014. Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(in thousands)

Originated loans:
With no related allowance recorded:
Commercial non-real estate	$12,192	$12,696	$—	$8,861	$—
Construction and land development	57	57	—	1,295	—
Commercial real estate	12,001	14,005	—	10,376	20
Residential mortgages	—	—	—	345	2
Consumer	98	98	—	66	—

	24,348	26,856	—	20,943	22
With an allowance recorded:
Commercial non-real estate	$20,187	$20,949	$2,903	$8,116	3
Construction and land development	4,303	6,522	73	4,369	59
Commercial real estate	19,839	19,840	2,203	10,014	44
Residential mortgages	1,369	1,880	163	1,804	18
Consumer	18	18	6	15	3

	45,716	49,209	5,348	24,318	127
Total:
Commercial non-real estate	32,379	33,645	2,903	$16,977	3
Construction and land development	4,360	6,579	73	5,664	59
Commercial real estate	31,840	33,845	2,203	20,390	64
Residential mortgages	1,369	1,880	163	2,149	20
Consumer	116	116	6	81	3

Total originated loans	$70,064	$76,065	$5,348	$45,261	$149

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	—	—	—	—	—
With an allowance recorded:
Commercial non-real estate	—	—	—	$—	—
Construction and land development	—	—	—	—	—
Commercial real estate	2,543	2,563	214	2,604	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	2,543	2,563	214	2,604	—
Total:
Commercial non-real estate	—	—	—	$—	—
Construction and land development	—	—	—	—	—
Commercial real estate	2,543	2,563	214	2,604	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total acquired loans	$2,543	$2,563	$214	$2,604	$—

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(in thousands)
Total loans:
With no related allowance recorded:
Commercial non-real estate	$12,192	$12,696	$—	$8,861	$—
Construction and land development	57	57	—	1,295	—
Commercial real estate	12,001	14,005	—	10,376	20
Residential mortgages	—	—	—	345	2
Consumer	98	98	—	66	—

	24,348	26,856	—	20,943	22
With an allowance recorded:
Commercial non-real estate	20,187	20,949	2,903	$8,116	3
Construction and land development	4,303	6,522	73	4,369	59
Commercial real estate	22,382	22,403	2,417	12,618	44
Residential mortgages	1,369	1,880	163	1,804	18
Consumer	18	18	6	15	3

	48,259	51,772	5,562	26,922	127
Total:
Commercial non-real estate	32,379	33,645	2,903	$16,977	3
Construction and land development	4,360	6,579	73	5,664	59
Commercial real estate	34,383	36,408	2,417	22,995	64
Residential mortgages	1,369	1,880	163	2,149	20
Consumer	116	116	6	81	3

Total loans	$72,607	$78,628	$5,562	$47,866	$149

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(in thousands)

Originated loans:
With no related allowance recorded:
Commercial non-real estate	$3,003	$3,646	$—	$1,209	$51
Construction and land development	3,345	6,486	—	3,330	142
Commercial real estate	8,467	10,575	—	8,461	331
Residential mortgages	—	—	—	88	3
Consumer	—	—	—	—	—

	14,815	20,707	—	13,088	527
With an allowance recorded:
Commercial non-real estate	984	984	14	5,522	99
Construction and land development	4,905	4,906	19	6,660	137
Commercial real estate	3,654	3,654	11	7,500	109
Residential mortgages	2,656	3,311	330	2,204	50
Consumer	6	6	3	1	—

	12,205	12,861	377	21,887	395
Total:
Commercial non-real estate	3,987	4,630	14	6,732	150
Construction and land development	8,250	11,392	19	9,990	279
Commercial real estate	12,121	14,229	11	15,961	439
Residential mortgages	2,656	3,311	330	2,292	53
Consumer	6	6	3	1	—

Total originated loans	$27,020	$33,568	$377	$34,976	$921

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$357	$—
Construction and land development	—	—	—	121	—
Commercial real estate	—	—	—	311	—
Residential mortgages	—	—	—	88	—
Consumer	—	—	—	—	—

	—	—	—	877	—
With an allowance recorded:
Commercial non-real estate	—	—	—	1,059	122
Construction and land development	—	—	—	1,037	56
Commercial real estate	2,691	2,720	477	1,357	75
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	2,691	2,720	477	3,453	253
Total:
Commercial non-real estate	—	—	—	1,416	122
Construction and land development	—	—	—	1,158	56
Commercial real estate	2,691	2,720	477	1,668	75
Residential mortgages	—	—	—	88	—
Consumer	—	—	—	—	—

Total acquired loans	$2,691	$2,720	$477	$4,330	$253

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(in thousands)
Total loans:
With no related allowance recorded:
Commercial non-real estate	$3,003	$3,646	$—	$1,566	$51
Construction and land development	3,345	6,486	—	3,451	142
Commercial real estate	8,467	10,575	—	8,772	331
Residential mortgages	—	—	—	176	3
Consumer	—	—	—	—	—

	14,815	20,707	—	13,965	527
With an allowance recorded:
Commercial non-real estate	984	984	14	6,581	221
Construction and land development	4,905	4,906	19	7,697	193
Commercial real estate	6,345	6,374	488	8,857	184
Residential mortgages	2,656	3,311	330	2,204	50
Consumer	6	6	3	1	—

	14,896	15,581	854	25,340	648
Total:
Commercial non-real estate	3,987	4,630	14	8,147	272
Construction and land development	8,250	11,392	19	11,148	335
Commercial real estate	14,812	16,949	488	17,629	515
Residential mortgages	2,656	3,311	330	2,380	53
Consumer	6	6	3	1	—

Total loans	$29,711	$36,288	$854	$39,305	$1,175

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

The tables below present the age analysis of past due loans at June 30, 2015 and December 31, 2014. FDIC acquired and acquired-impaired loans accounted for in pools with an accretable yield are considered to be current.

June 30, 2015	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)

Originated loans:
Commercial non-real estate	$5,215	$3,090	$10,250	$18,555	$6,040,443	$6,058,998	$826
Construction and land development	2,411	2,128	4,278	8,817	1,091,971	1,100,788	80
Commercial real estate	3,180	1,450	14,267	18,897	2,572,487	2,591,384	279
Residential mortgages	1,094	3,493	8,227	12,814	1,771,916	1,784,730	946
Consumer	10,414	3,286	3,228	16,928	1,837,663	1,854,591	1,347

Total	$22,314	$13,447	$40,250	$76,011	$13,314,480	$13,390,491	$3,478

Acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$120,020	$120,020	$—
Construction and land development	—	—	—	—	9,064	9,064	—
Commercial real estate	1,954	138	2,032	4,124	594,838	598,962	—
Residential mortgages	—	—	—	—	1,554	1,554	—
Consumer	—	—	—	—	24	24	—

Total	$1,954	$138	$2,032	$4,124	$725,500	$729,624	$—

FDIC acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$6,666	$6,666	$—
Construction and land development	—	—	1,156	1,156	9,939	11,095	—
Commercial real estate	—	—	433	433	22,054	22,487	—
Residential mortgages	—	—	—	—	169,553	169,553	—
Consumer	—	—	—	—	14,836	14,836	—

Total	$—	$—	$1,589	$1,589	$223,048	$224,637	$—

Total loans:
Commercial non-real estate	$5,215	$3,090	$10,250	$18,555	$6,167,129	$6,185,684	$826
Construction and land development	2,411	2,128	5,434	9,973	1,110,974	1,120,947	80
Commercial real estate	5,134	1,588	16,732	23,454	3,189,379	3,212,833	279
Residential mortgages	1,094	3,493	8,227	12,814	1,943,023	1,955,837	946
Consumer	10,414	3,286	3,228	16,928	1,852,523	1,869,451	1,347

Total	$24,268	$13,585	$43,871	$81,724	$14,263,028	$14,344,752	$3,478

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

December 31, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)

Originated loans:
Commercial non-real estate	$4,380	$1,742	$8,560	$14,682	$5,903,046	$5,917,728	$630
Construction and land development	6,620	1,532	4,453	12,605	1,061,359	1,073,964	142
Commercial real estate	6,527	2,964	13,234	22,725	2,405,470	2,428,195	696
Residential mortgages	14,730	3,261	11,208	29,199	1,675,571	1,704,770	1,199
Consumer	8,422	2,450	4,365	15,237	1,670,305	1,685,542	1,897

Total	$40,679	$11,949	$41,820	$94,448	$12,715,751	$12,810,199	$4,564

Acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$120,137	$120,137	$—
Construction and land development	111	—	—	111	21,012	21,123	—
Commercial real estate	3,861	282	1,591	5,734	682,311	688,045	261
Residential mortgages	—	—	—	—	2,378	2,378	—
Consumer	—	—	—	—	985	985	—

Total	$3,972	$282	$1,591	$5,845	$826,823	$832,668	$261

FDIC acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$6,195	$6,195	$—
Construction and land development	—	—	1,103	1,103	10,571	11,674	—
Commercial real estate	—	—	433	433	27,375	27,808	—
Residential mortgages	—	272	—	272	186,761	187,033	—
Consumer	1	—	34	35	19,664	19,699	—

Total	$1	$272	$1,570	$1,843	$250,566	$252,409	$—

Total loans:
Commercial non-real estate	$4,380	$1,742	$8,560	$14,682	$6,029,378	$6,044,060	$630
Construction and land development	6,731	1,532	5,556	13,819	1,092,942	1,106,761	142
Commercial real estate	10,388	3,246	15,258	28,892	3,115,156	3,144,048	957
Residential mortgages	14,730	3,533	11,208	29,471	1,864,710	1,894,181	1,199
Consumer	8,423	2,450	4,399	15,272	1,690,954	1,706,226	1,897

Total	$44,652	$12,503	$44,981	$102,136	$13,793,140	$13,895,276	$4,825

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

The following tables present the credit quality indicators of the Company’s various classes of loans at June 30, 2015 and December 31, 2014.

Commercial Non-Real Estate Credit Exposure

Credit Risk Profile by Internally Assigned Grade

(in thousands)	June 30, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total

Grade:
Pass	$5,522,236	$113,200	$2,648	$5,638,084	$5,577,827	$111,847	$2,027	$5,691,701
Pass-Watch	142,837	101	988	143,926	174,742	715	1,120	176,577
Special Mention	209,716	282	—	209,998	52,962	350	—	53,312
Substandard	184,178	6,437	3,001	193,616	112,153	7,225	3,017	122,395
Doubtful	31	—	29	60	44	—	31	75

Total	$6,058,998	$120,020	$6,666	$6,185,684	$5,917,728	$120,137	$6,195	$6,044,060

Construction Credit Exposure

Credit Risk Profile by Internally Assigned Grade

(in thousands)	June 30, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total

Grade:
Pass	$1,048,380	$1,743	$2,789	$1,052,912	$1,012,128	$14,377	$2,468	$1,028,973
Pass-Watch	7,471	2,275	519	10,265	21,516	432	532	22,480
Special Mention	4,920	—	313	5,233	7,097	129	319	7,545
Substandard	40,017	5,046	7,474	52,537	33,223	6,185	8,355	47,763

Total	$1,100,788	$9,064	$11,095	$1,120,947	$1,073,964	$21,123	$11,674	$1,106,761

Commercial Real Estate Credit Exposure

Credit Risk Profile by Internally Assigned Grade

(in thousands)	June 30, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total

Grade:
Pass	$2,430,696	$565,820	$5,017	$3,001,533	$2,241,391	$641,966	$4,139	$2,887,496
Pass-Watch	33,185	10,974	2,807	46,966	61,589	11,142	4,547	77,278
Special Mention	25,974	5,798	1,609	33,381	21,543	8,113	1,319	30,975
Substandard	101,512	16,370	13,054	130,936	103,651	26,824	17,803	148,278
Doubtful	17	—	—	17	21	—	—	21

Total	$2,591,384	$598,962	$22,487	$3,212,833	$2,428,195	$688,045	$27,808	$3,144,048

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Loans and Allowance for Loan Losses (continued)

Residential Mortgage Credit Exposure

Credit Risk Profile Based on Payment Activity and Accrual Status

(in thousands)	June 30, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total

Performing	$1,763,075	$1,554	$169,553	$1,934,182	$1,681,868	$2,378	$186,641	$1,870,887
Nonperforming	21,655	—	—	21,655	22,902	—	392	23,294

Total	$1,784,730	$1,554	$169,553	$1,955,837	$1,704,770	$2,378	$187,033	$1,894,181

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity and Accrual Status

(in thousands)	June 30, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total

Performing	$1,848,389	$24	$14,836	$1,863,249	$1,678,069	$985	$19,525	$1,698,579
Nonperforming	6,202	—	—	6,202	7,473	—	174	7,647

Total	$1,854,591	$24	$14,836	$1,869,451	$1,685,542	$985	$19,699	$1,706,226

Loan review uses a risk-focused continuous monitoring program that provides for an independent, objective and timely review of credit risk within the Company. Below are the definitions of the Company’s internally assigned grades.

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

Changes in the carrying amount of acquired-impaired loans and accretable yield are presented in the following table for the six months ended June 30, 2015 and the year ended December 31, 2014.

(in thousands)	June 30, 2015				December 31, 2014
	FDIC acquired		Acquired		FDIC acquired		Acquired
	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield

Balance at beginning of period	$252,409	$112,788	$61,276	$74,668	$358,666	$122,715	$68,075	$131,370
Payments received, net	(34,649)	(359)	(35,640)	(12,284)	(125,388)	(1,071)	(50,178)	(32,855)
Accretion	6,877	(6,877)	9,163	(9,163)	19,131	(19,131)	43,379	(43,379)
(Decrease) in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	(3,918)	—	(219)	—	(1,137)	—	(203)
Net transfers from nonaccretable difference to accretable yield	—	(2,878)	—	(2,104)	—	11,412	—	19,735

Balance at end of period	$224,637	$98,756	$34,799	$50,898	$252,409	$112,788	$61,276	$74,668

Included in loans are $7.0 million and $13.7 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of June 30, 2015 and December 31, 2014, respectively. Of these loans, $6.2 million and $8.1 million, respectively, are covered by an FDIC loss share agreement that provides significant protection against losses. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $9.9 million and $12.7 million of foreclosed single family residential properties in other real estate owned as of June 30, 2015 and December 31, 2014, respectively. Of these foreclosed properties, $4.2 million and $8.2 million as of June 30, 2015 and December 31, 2014, respectively, are also covered by the FDIC loss share agreement.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4.	Securities Sold under Agreements to Repurchase

Included in short term borrowings at June 30, 2015 was $466.3 million of customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and were secured by agency securities. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Repurchase agreements mature daily and the Company acts as a borrower transferring assets to the counterparty. As such, the Company’s risk is very limited.

5.	Long-Term Debt

Long-term debt consisted of the following.

	June 30,	December 31,
(in thousands)	2015	2014
Subordinated notes payable, maturing June 2045	$150,000	$—
Subordinated notes payable, maturing April 2017	98,011	98,011
Term note payable, maturing December 2015	132,000	149,600
Other long-term debt	127,330	126,760

Total long-term debt	$507,341	$374,371

On March 9, 2015, the Company completed the issuance of subordinated notes payable with an aggregate principal amount of $150 million. The notes mature on June 15, 2045 and accrue interest at a rate of 5.95% per annum. Quarterly interest payments began in June. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2020. This debt qualifies as Tier 2 capital in the calculation of certain regulatory capital ratios.

The 5.875% fixed-rate subordinated notes maturing April 2017 had been issued by Whitney National Bank and were assumed by Hancock in the Whitney acquisition. As of June 30, 2015, 20% of the balance of these notes qualifies as capital in the calculation of certain regulatory capital ratios. The notes will no longer qualify as capital as of April 1, 2016.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5.	Long-Term Debt (continued)

The Company and the Bank must satisfy certain financial covenants in the term loan agreement and are subject to other restrictions customary in financings of this nature, none of which are expected to adversely impact our operations. The financial covenants cover, among other things, the maintenance of minimum levels for regulatory capital ratios, consolidated net worth, consolidated return on assets, and holding company liquidity and dividend capacity, and specify a maximum ratio of consolidated nonperforming assets to consolidated total loans and other real estate, calculated without FDIC acquired assets. The Company was in compliance with all covenants as of June 30, 2015 and December 31, 2014.

Substantially all of the other long-term debt consists of borrowings associated with tax credit fund activities. Although these borrowings have indicated maturities through 2052, they are expected to be paid off at the end of their seven-year compliance period.

6.	Fair Value

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6.	Fair Value (continued)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets.

	June 30, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$98,621	$98,621
Municipal obligations	—	12,875	12,875
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,818,539	1,818,539
Collateralized mortgage obligations	—	214,788	214,788
Equity securities	2,811	—	2,811

Total available for sale securities	2,811	2,148,323	2,151,134

Derivative assets (1)	—	24,096	24,096

Total recurring fair value measurements - assets	$2,811	$2,172,419	$2,175,230

Liabilities
Derivative liabilities (1)	$—	$22,157	$22,157

Total recurring fair value measurements - liabilities	$—	$22,157	$22,157

(1)	For further disaggregation of derivative assets and liabilities, see Note 7 - Derivatives.

	December 31, 2014
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$300,508	$300,508
Municipal obligations	—	14,176	14,176
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,245,564	1,245,564
Collateralized mortgage obligations	—	86,864	86,864
Equity securities	9,553	—	9,553

Total available for sale securities	9,553	1,650,612	1,660,165

Derivative assets (1)	—	19,432	19,432

Total recurring fair value measurements - assets	$9,553	$1,670,044	$1,679,597

Liabilities
Derivative liabilities (1)	$—	$20,860	$20,860

Total recurring fair value measurements - liabilities	$—	$20,860	$20,860

(1)	For further disaggregation of derivative assets and liabilities, see Note 7 - Derivatives.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6.	Fair Value (continued)

Securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities and certain other debt and equity securities. Level 2 classified securities include obligations of U.S. Government agencies and U.S. Government-sponsored agencies, residential mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and state and municipal bonds. The level 2 fair value measurements for investment securities are obtained quarterly from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs are observable in the marketplace or can be supported by observable data.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6.	Fair Value (continued)

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

The fair value information presented below is not as of the period-end, rather it was as of the date the fair value adjustment was recorded during the twelve months ended June 30, 2015, and excludes nonrecurring fair value measurements of assets no longer on the balance sheet.

The following tables present the Company’s financial assets that are measured at fair value on a nonrecurring basis for each of the fair value hierarchy levels.

	June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$60,165	$—	$60,165
Other real estate owned	—	—	21,289	21,289

Total nonrecurring fair value measurements	$—	$60,165	$21,289	$81,484

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$30,204	$—	$30,204
Other real estate owned	—	—	29,715	29,715

Total nonrecurring fair value measurements	$—	$30,204	$29,715	$59,919

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6.	Fair Value (continued)

Securities Sold under Agreements to Repurchase, Federal Funds Purchased, and Federal Home Loan Bank (“FHLB”) Borrowings - For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Debt - The fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained.

Derivative Financial Instruments – The fair value measurement for derivative financial instruments was discussed earlier in the note.

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at June 30, 2015 and December 31, 2014.

	June 30, 2015
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$928,063	$—	$—	$928,063	$928,063
Available for sale securities	2,811	2,148,323	—	2,151,134	2,151,134
Held to maturity securities	—	2,310,103	—	2,310,103	2,294,318
Loans, net	—	60,165	14,133,549	14,193,714	14,213,665
Loans held for sale	—	21,304	—	21,304	21,304
Derivative financial instruments	—	24,096	—	24,096	24,096

Financial liabilities:
Deposits	$—	$—	$17,282,802	$17,282,802	$17,301,788
Federal funds purchased	12,850	—	—	12,850	12,850
Securities sold under agreements to repurchase	466,343	—	—	466,343	466,343
FHLB borrowings	600,000	—	—	600,000	600,000
Long-term debt	—	511,424	—	511,424	507,341
Derivative financial instruments	—	22,157	—	22,157	22,157

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6.	Fair Value (continued)

	December 31, 2014
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,159,403	$—	$—	$1,159,403	$1,159,403
Available for sale securities	9,553	1,650,612	—	1,660,165	1,660,165
Held to maturity securities	—	2,186,340	—	2,186,340	2,166,289
Loans, net	—	30,204	13,672,427	13,702,631	13,766,514
Loans held for sale	—	20,252	—	20,252	20,252
Derivative financial instruments	—	19,432	—	19,432	19,432

Financial liabilities:
Deposits	$—	$—	$16,398,878	$16,398,878	$16,572,831
Federal funds purchased	12,000	—	—	12,000	12,000
Securities sold under agreements to repurchase	624,573	—	—	624,573	624,573
FHLB borrowings	515,000	—	—	515,000	515,000
Long-term debt	—	346,379	—	346,379	374,371
Derivative financial instruments	—	20,860	—	20,860	20,860

7.	Derivatives

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7.	Derivatives (continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

					Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in thousands)	Type of Hedge	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$500,000	$300,000	$413	$—	$—	$592

		$500,000	$300,000	$413	$—	$—	$592

Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$731,843	$747,754	$17,916	$17,806	$18,170	$18,419
Risk participation agreements	N/A	87,901	80,438	82	125	168	208
Forward commitments to sell residential mortgage loans	N/A	67,942	52,238	2,069	80	215	250
Interest rate-lock commitments on residential mortgage loans	N/A	46,184	33,068	143	111	157	44
Foreign exchange forward contracts	N/A	68,361	89,432	3,473	1,310	3,447	1,347

		$1,002,231	$1,002,930	$23,683	$19,432	$22,157	$20,268

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

Cash Flow Hedges of Interest Rate Risk

The Company is party to two interest rate swap agreements – one with a notional amount of $300 million and the second with a notional amount of $200 million. For both agreements, the Company receives interest at a fixed rate and pays at a variable rate. The derivative instrument represented by these swap agreements was designated as and qualifies as cash flow hedges of the Company’s forecasted variable cash flows for a pool of variable rate loans. The $300 million swap agreement expires in January, 2017 and the $200 million swap agreement expires in June, 2017.

During the terms of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affects earnings. The impact on AOCI was insignificant in the second quarter and for the six months ended 2015. There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7.	Derivatives (continued)

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

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the three-month and six-month periods ended June 30, 2015 and 2014.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7.	Derivatives (continued)

Credit risk-related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of June 30, 2015, the aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $7.9 million, for which the Bank had posted collateral of $20.6 million.

Offsetting Assets and Liabilities

Offsetting information in regards to derivative assets and liabilities subject to master netting agreements at June 30, 2015 and December 31, 2014 is presented in the following tables.

		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	the Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of June 30, 2015
Derivative Assets	$17,998	$—	$17,998	$474	$—	$17,524

Total	$17,998	$—	$17,998	$474	$—	$17,524

Derivative Liabilities	$18,338	$—	$18,338	$474	$20,121	$(2,257)

Total	$18,338	$—	$18,338	$474	$20,121	$(2,257)

		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2014
Derivative Assets	$17,931	$—	$17,931	$936	$—	$16,995

Total	$17,931	$—	$17,931	$936	$—	$16,995

Derivative Liabilities	$18,627	$—	$18,627	$936	$17,343	$348

Total	$18,627	$—	$18,627	$936	$17,343	$348

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8.	Stockholders’ Equity

Stock Repurchase Program

In March 2015, the Company completed the stock repurchase program approved by the Company’s board of directors on July 16, 2014 which authorized the repurchase of up to 5%, or approximately 4.1 million shares, of its outstanding common stock. The approved plan allowed the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company. Under this plan, the Company repurchased a total of 4.1 million shares of our common stock at an average price of $30.02 per share.

Accumulated Other Comprehensive Income (Loss)

AOCI is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), gains and losses associated with pension or other post retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains/losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. The components of AOCI are reported net of related tax effects.

The components of AOCI and changes in those components are presented in the following table.

(in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2013	$8,263	$(21,189)	$(22,453)	$—	$(35,379)

Other comprehensive income before income taxes:
Net change in unrealized gain	15,412	—	—	—	15,412
Reclassification of net losses realized and included in earnings	—	—	195	—	195
Valuation adjustment for employee benefit plans	—	—	2,006	—	2,006
Amortization of unrealized net loss on securities transferred to HTM	—	1,571	—	—	1,571
Income tax expense	5,637	554	905	—	7,096

Balance, June 30, 2014	$18,038	$(20,172)	$(21,157)	$—	$(23,291)

Balance, December 31, 2014	$18,001	$(19,074)	$(48,626)	$(375)	$(50,074)

Other comprehensive income before income taxes:
Net change in unrealized (loss) gain	(13,962)	—	—	1,005	(12,957)
Reclassification of net (gain) losses realized and included in earnings	(165)	—	1,571	—	1,406
Valuation adjustment for employee benefit plans	—	—	(5,922)		(5,922)
Amortization of unrealized net loss on securities transferred to HTM	—	1,586	—	—	1,586
Income tax (benefit) expense	(5,249)	580	(1,574)	366	(5,877)

Balance, June 30, 2015	$9,123	$(18,068)	$(51,403)	$264	$(60,084)

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8.	Stockholders’ Equity (continued)

The following table shows the line items in the consolidated income statements affected by amounts reclassified from accumulated other comprehensive income.

Amount reclassified from AOCI (a)	Six Months Ended June 30,		Affected line item on the income statement
(in thousands)	2015	2014
Gain on sale of AFS securities	$165	$—	Securities gains (losses)
Tax effect	(58)	—	Income taxes

Net of tax	107	—	Net income

Amortization of unrealized net loss on securities transferred to HTM	$(1,586)	$(1,571)	Interest income
Tax effect	580	554	Income taxes

Net of tax	(1,006)	(1,017)	Net income

Amortization of defined benefit pension and post-retirement items	(1,571)	(195)	Employee benefits expense (b)
Tax effect	550	68	Income taxes

Net of tax	(1,021)	(127)	Net income

Total reclassifications, net of tax	$(1,920)	$(1,144)	Net income

(a)	Amounts in parenthesis indicate reduction in net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 11 for additional details).

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

9.	Earnings Per Share

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014

Numerator:
Net income to common shareholders	$34,829	$39,962	$74,988	$89,077
Net income allocated to participating securities - basic and diluted	766	819	1,701	1,900

Net income allocated to common shareholders - basic and diluted	$34,063	$39,143	$73,287	$87,177

Denominator:
Weighted-average common shares - basic	77,951	81,933	78,719	82,099
Dilutive potential common shares	164	241	162	249

Weighted-average common shares - diluted	78,115	82,174	78,881	82,348

Earnings per common share:
Basic	$0.44	$0.48	$0.93	$1.06
Diluted	$0.44	$0.48	$0.93	$1.06

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 574,037 and 843,544, respectively, for the three and six months ended June 30, 2015 and 660,778 and 675,108, respectively, for the three and six months ended June 30, 2014.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

10.	Share-Based Payment Arrangements

Hancock maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

A summary of option activity for the six months ended June 30, 2014 is presented below.

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	933,750	$37.03
Exercised	(11,577)	29.94
Cancelled/Forfeited	(51,110)	35.43
Expired	(109,147)	34.15

Outstanding at June 30, 2015	761,916	$37.65	4.1	$480

Exercisable at June 30, 2015	643,454	$39.01	3.7	$284

The total intrinsic value of options exercised was $0.2 million for both the six months ended June 30, 2015 and 2014.

The restricted and performance shares in the table below are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance shares as of June 30, 2015 and changes during the six months ended June 30, 2015, is presented in the following table.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	2,040,299	$32.27
Granted	97,906	27.28
Vested	(235,987)	31.96
Forfeited	(123,621)	32.74

Nonvested at June 30, 2015	1,778,597	$32.01

As of June 30, 2015, there were $35.6 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest. This compensation is expected to be recognized in expense over a weighted average period of 3.3 years. The total fair value of shares which vested during the six months ended June 30, 2015 and 2014 was $7.5 million and $8.9 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

10.	Share-Based Payment Arrangements (continued)

During the six months ended June 30, 2015, the Company granted 59,312 performance shares with a grant date fair value of $25.77 per share to key members of executive and senior management. The number of 2015 performance shares that ultimately vest at the end of the three-year required service period, if any, will be based on the relative rank of Hancock’s three-year total shareholder return (“TSR”) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of the performance awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares is recognized on a straight-line basis over the service period.

11.	Retirement Plans

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

(in thousands)	Pension benefits		Other Post- retirement Benefits
Three Months Ended June 30,	2015	2014	2015	2014

Service cost	$3,382	$3,035	$22	$26
Interest cost	4,672	4,817	174	232
Expected return on plan assets	(8,206)	(8,050)	—	—
Amortization of net loss	842	5	(40)	25

Net periodic benefit cost	$690	$(193)	$156	$283

Six Months Ended June 30,
Service cost	$6,745	$6,460	72	$63
Interest cost	9,291	9,626	543	570
Expected return on plan assets	(16,419)	(16,111)	—	—
Amortization of net loss	1,486	13	85	182

Net periodic benefit cost	$1,103	$(12)	$700	$815

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

11.	Retirement Plans (continued)

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

12.	Other Noninterest Income

Components of other noninterest income are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Income from bank-owned life insurance	$2,671	$2,357	$5,337	$4,671
Credit related fees	2,611	2,834	5,068	5,566
Income from derivatives	1,464	481	1,412	1,240
Net (loss) gain on sale of assets	(62)	(217)	(55)	1,465
Safety deposit box income	429	443	915	956
Other miscellaneous	2,412	2,714	5,092	5,141

Total other noninterest income	$9,525	$8,612	$17,769	$19,039

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

13.	Other Noninterest Expense

Components of other noninterest expense are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Advertising	$2,133	$2,179	$4,298	$3,938
Ad valorem and franchise taxes	2,736	2,638	5,451	5,299
Printing and supplies	1,158	949	2,375	2,278
Insurance expense	928	1,018	1,850	2,058
Travel expense	1,308	1,061	2,527	1,957
Entertainment and contributions	1,736	1,529	3,375	2,941
Tax credit investment amortization	2,096	2,198	4,191	4,370
Other miscellaneous	10,211	13,736	13,045	18,284

Total other noninterest expense	$22,306	$25,308	$37,112	$41,125

Included in other miscellaneous expense in the table above were nonoperating expenses totaling $5.0 million in the second quarter of 2015 and $7.3 million in the second quarter of 2014. For the first half of 2015 and 2014, respectively, included in other miscellaneous expense were nonoperating expenses of $2.7 million and $7.3 million. In 2015, these nonoperating expenses primarily include the net impact from branch sales and closings and the resolution of FDIC denied claims. Other nonoperating expenses in 2014 included expenses related to the FDIC settlement, sale of certain insurance business lines, branch closures and fees related to the early termination of reverse purchase obligations.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

14.	New Accounting Pronouncements

In May 2015, the FASB issued an Accounting Standard Update (“ASU”) to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2015, the FASB issued an ASU to provide guidance to customers about how to account for a cloud computing arrangement depending on whether or not it includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2015, the FASB issued an ASU to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2015, the FASB issued an ASU to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this ASU (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2015, the FASB issued an ASU to address the elimination of the concept of extraordinary items. The standard is the first in the FASB’s simplification initiative that is aimed at reducing the cost and complexity of financial reporting while improving or maintaining the usefulness of information reported to investors. The amendments in this update are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted but adoption must occur at the beginning of the year. The Company adopted this guidance in January 2015 and it did not have a material impact on the Company’s financial condition or results of operations.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

14.	New Accounting Pronouncements (continued)

In August 2014, the FASB issued an ASU to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program. The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU was effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. The Company adopted this guidance in January 2015 and it did not have a material impact on the Company’s financial condition or results of operations.

In June 2014, the FASB issued an ASU regarding repurchase-to-maturity transactions, repurchase financings, and disclosures. Under the new standard, repurchase-to-maturity transactions will be reported as secured borrowings, and transferors will no longer apply the current “linked” accounting model to repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty. Public business entities are generally required to apply the accounting changes and comply with the enhanced disclosure requirements for periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015. A public business entity may not early adopt the standard’s provisions. The Company adopted the accounting guidance in January 2015 and it did not have a material impact on the Company’s financial condition or results of operations. The new disclosure requirements are included in Note 4 – Securities Sold Under Agreements to Repurchase.

In May 2014, the FASB issued an ASU regarding revenue from contracts with customers affecting any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for the Company for annual reporting periods beginning after December 15, 2017. The Company is currently assessing this pronouncement and adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2014, the FASB issued an ASU on reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The new ASU clarifies when an in substance repossession or foreclosure occurs – that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The Company adopted this guidance in January 2015 and it did not have a material impact on the Company’s financial condition or results of operations. The new disclosure requirements are included at the end of Note 3 – Loans and Allowance for Loan Losses.

In January 2014, the FASB issued an ASU in order to provide guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credit (“LIHTC”). Through the Company’s investments in these entities, the Company receives tax credits and/or tax deductions from operating losses, which are allowable on the Company’s filed income tax returns over the life of the project beginning with the first year the tax credits are earned. The Company adopted this guidance in January 2015 and it did not have a material impact on the Company’s financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NON-GAAP FINANCIAL MEASURES

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, management uses several non-GAAP financial measures including Operating Income, Core Net Interest Income and Core Net Interest Margin. These measures are provided to assist the reader with better understanding the Company’s financial condition and results of operations.

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

We define Core Net Interest Income as reported taxable equivalent (te) net interest income excluding net purchase accounting adjustments. We define Core Net Interest Margin as Core Net Interest Income expressed as a percentage of average earning assets. A reconciliation of Reported Net Interest Income to Core Net Interest Income and Reported Net Interest Margin to Core Net Interest Margin is included in the Net Interest Income section of this item. Management believes that Core Net Interest Income and Core Net Interest Margin provide a useful measure to investors regarding the Company’s performance period over period as well as providing investors with assistance in understanding the success management has experienced in executing its strategic initiatives.

Recent Economic and Industry Developments

The Federal Reserve publishes its Summary of Commentary on Current Economic Conditions (the “Beige Book”) eight times a year, most recently on July 15, 2015. The Beige Book includes summaries from all 12 Banks in the Federal Reserve System. Reports from the Atlanta Bank and the Dallas Bank indicate continued improvement of economic activity throughout most of Hancock’s market area. However, activity among energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas market areas continued to decline. The travel and tourism industry, which is important within several of the Company’s market areas, saw an increase in activity with many hotels and resorts reporting high occupancy levels and an increase in consumer spending compared to prior year. Outlooks for the next three months were optimistic. Auto sales continued to experience increases in sales activity. Reports on manufacturing activity were mixed; however, they were generally positive, with almost half of purchasing managers polled expecting higher production over the next three to six months.

The real estate markets for residential properties were mostly positive, with most brokers indicating that sales met their expectations; however, the Texas market noted some decrease in activity due to severe weather conditions. Most of Hancock’s market areas reported growth in activity. Inventory levels remained stable or declined slightly year-over-year. The demand for apartments increased, keeping occupancy rates at high levels. The outlook for home sales is positive, with brokers expecting to see an increase in sales over the next three months. New home sales and construction activity are flat to slightly ahead of prior-year levels and expected to improve modestly.

The commercial real estate market continues to improve, with growing demand for office and industrial space in certain market areas. Commercial construction activity has increased in these sectors. Continued improvement is expected in the commercial real estate market.

Loan demand across most of the markets that Hancock serves has increased slightly since the last Beige Book report, but competition for quality borrowers remains stiff. Consumer lending and business outside the oil and gas industry increased, while commercial real estate held steady. The outlook for increased growth improved slightly since the last report.

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

Highlights of Second Quarter 2015 Financial Results

Net income in the second quarter of 2015 was $34.8 million, or $0.44 per diluted common share, compared to $40.2 million, or $0.49 per diluted common share, in the first quarter of 2015. Net income was $40.0 million, or $0.48 per diluted common share, in the second quarter of 2014. Net income for the second quarter of 2015 and first quarter of 2015 reflect the negative impact of nonoperating items totaling $8.9 million and $7.3 million, respectively. The second quarter of 2014 impact of nonoperating items was $12.1 million. Net income for the six months ended June 30, 2015 was $75.0 million, or $0.93 per diluted common share, compared to $89.1 million, or $1.06 per diluted common share, for the six months ended June 30, 2014. Included in net income for the six months ended June 30, 2015 and 2014 was the negative impact from nonoperating items totaling $16.2 and $12.1 million, respectively.

Operating income for the second quarter of 2015 was $40.6 million or $0.51 per diluted common share, compared to $44.7 million, or $0.55 per diluted common share in the first quarter of 2015. Operating income was $49.6 million, or $0.59 per diluted common share, in the second quarter of 2014. For the six months ended June 30, 2015, operating income was $85.3 million, or $1.06 per diluted common share, down $13.4 million from the same period in 2014. As discussed further in the Results of Operations section below, the primary driver for the decrease in operating income for both the quarter and six-month period ended June 30, 2015, compared to similar prior periods, was the reduction in income from purchase accounting adjustments.

Over the past several quarters the Company has disclosed its focus on strategic initiatives that are designed to replace declining levels of purchase accounting income from acquisitions with improvement in core income, which the Company defines as operating income excluding tax-effected purchase accounting adjustments. As of this quarter, the impact to the Company’s bottom line from net purchase accounting items has substantially diminished, and core results are now substantially equal to operating results.

Highlights of the Company’s second quarter of 2015 results:

•	Net purchase accounting income declined approximately $7.5 million, or $0.06 per fully diluted common share, linked-quarter

•	Operating earnings, excluding the tax-effected impact of net purchase accounting items and nonoperating items, increased $0.8 million, or 2% linked-quarter

•	Operating E.P.S., excluding the tax-effected impact of net purchase accounting items and nonoperating items, increased 4% linked-quarter to $0.51 per diluted common share

•	Loans increased $420 million, or 12% linked-quarter annualized (“LQA”), funded by an increase in deposits of $441 million, or 10% LQA

•	Total assets of $21.5 billion increased $814 million or 4% from March 31, 2015

•	Fee income increased approximately $5 million, or 8%, from the first quarter of 2015

•	Net interest margin decreased 25 bps linked-quarter to 3.30% reflecting the expected drop in accretion income, the full quarter impact of the subordinated debt issuance in March 2015 and a drop in the overall yield of the securities portfolio

The total allowance for loan losses was $131 million at June 30, 2015, up $2.7 million from March 31, 2015. The ratio of the allowance for loan losses to period-end loans was 0.91% at June 30, 2015, virtually unchanged from March 31, 2015. The allowance maintained on the non-FDIC acquired portion of the loan portfolio increased $6.3 million linked-quarter, totaling $107 million, and the impaired reserve on the FDIC acquired loan portfolio declined $3.6 million linked-quarter.

The increase in the non-FDIC portion allowance was primarily driven by a $10.6 million increase in the reserve related to the energy portfolio. This increase resulted from downward pressure on energy related loan risk ratings as pricing pressure on oil continued during the second quarter plus updates to the qualitative factors related to energy. During the second quarter, the Company’s balance of commercial criticized loans increased $207 million, or 50%, primarily from risk rating downgrades in the energy portfolio. Management believes that if further risk rating downgrades occur in the energy portfolio, they could lead to additional loan loss provisions, but not translate to significant losses. The impact and severity of risk rating migration, associated provision and net charge-offs will depend on the overall oil price reduction and the duration of the cycle.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2015 was $154.9 million, down $6.2 million from the first quarter of 2015. During the second quarter, net interest income from purchase accounting adjustments declined $7.6 million compared to the first quarter. This was partially offset by the impact of one additional day of interest accruals in the second quarter of 2015 compared to the first quarter of 2015. Excluding the impact of purchase accounting adjustments and the number of days in the quarter, net interest income (te) was virtually flat as additional interest income generated from a $465 million linked quarter increase in average earning assets was offset by additional interest expense related to the full quarter impact of the $150 million, 5.95% subordinated debt issued March 9, 2015. For analytical purposes, management adjusts net interest income to a taxable equivalent basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) for the second quarter of 2015 was down $12.4 million, or 7%, compared to the second quarter of 2014. This decrease is primarily the result of a $19 million reduction in total purchase accounting accretion partially offset by net interest earned on a $2.0 billion increase in average earning assets.

Net interest income (te) for the first six months of 2015 totaled $316.0 million, a $19.5 million, or 6%, decrease from the first half of 2014. Excluding a $31.9 million decrease in purchase accounting accretion, net interest income was down $12.4 million for the first six months of 2015 compared to the same period of 2014. A 15 bps decrease in the core loan yield and a 4 bps increase in the cost of funds were partially offset by a $1.8 billion, or 11%, increase in average earning assets. The increase in the cost of funds was attributable to the 2015 subordinated debt issuance and the impact from several deposit initiatives implemented during the second half of 2014 and early 2015 designed to generate deposit growth in an amount sufficient to fund loan growth.

The reported net interest margin was 3.30% for the second quarter of 2015, down 25 bps from the first quarter of 2015, and down 69 bps from the second quarter of 2014. Approximately 18 bps of the linked quarter decline was related to the decline in purchase accounting adjustments noted above. The current quarter’s core net interest margin of 3.14% declined 7 bps compared to the first quarter of 2015 and 21 bps compared to the second quarter of 2014. The primary driver for the reduction in the net interest margin in both periods was the decline in the loan yield. Additionally contributing to the linked quarter decline in the core net interest margin was a 13 bps decrease in the investment portfolio yield and a 40 bps increase in borrowing costs related to the subordinated debt previously discussed. The linked-quarter decrease in the investment portfolio yield is primarily attributable to purchasing new securities at current market rates to replace normal monthly repayments and maturities of higher-yielding securities.

The reported net interest margin for the first six months of 2015 was 3.43% compared to 4.03% in 2014, while the core margin declined to 3.17% in 2015 compared to 3.36% in 2014. Changes in net interest income (te) and the net interest margin between the year-to-date periods reflected, for the most part, the same factors that affected the quarterly comparisons.

The overall reported yield on earning assets was 3.58% in the second quarter of 2015, declining 21 bps from the first quarter of 2015 and 63 bps from the second quarter of 2014. This decrease was primarily a result of the lower yields on the loan portfolio due to the impact of the decline in purchase accounting adjustments, as well as lower yields in the investment securities portfolio noted above. The reported loan portfolio yield of 4.10% for the current quarter was down 26 bps from the first quarter of 2015 and 76 bps from the second quarter of 2014. Excluding purchase-accounting accretion, the loan yield of 3.85% in the current quarter was down 3 bps from the first quarter of 2015 and 12 bps from a year earlier.

The cost of funding earning assets was 0.28% in the second quarter of 2015, up 4 bps from the first quarter of 2015. This increase was attributable to the issuance of $150 million in subordinated debt and a slight increase in deposit rates related to the Company’s deposit initiatives.

The cost of funding earning assets increased 6 bps from the second quarter of 2014. The 82 bps increase in the rate paid on long-term debt and a 6 bps increase in overall rate paid on interest-bearing deposits were offset by the effect of the early redemption in the second quarter of 2014 of $115 million in fixed rate reverse repurchase obligations with an average rate of 3.43%. This early redemption resulted in a 26 bps reduction in the average rate paid on short-term borrowings compared to the second quarter of 2014. The increase in deposit rates reflects the initiatives implemented during the second quarter of 2014 to increase deposits in an effort to support the funding for loan growth.

The following tables detail the components of our net interest income and net interest margin.

	Three Months Ended
	June 30, 2015			March 31, 2015			June 30, 2014
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$10,398.5	$101.6	3.92%	$10,235.2	$106.8	4.23%	$9,355.2	$108.2	4.64%
Mortgage loans	1,930.6	19.9	4.13	1,902.9	20.4	4.30	1,744.3	21.0	4.83
Consumer loans	1,809.8	23.0	5.10	1,731.3	21.9	5.13	1,581.4	23.6	5.99
Loan fees & late charges	—	—		—	0.3		—	0.8

Total loans (te)	14,138.9	144.5	4.10	13,869.4	149.4	4.36	12,680.9	153.6	4.86

Loans held for sale	22.9	0.2	3.88	15.6	0.1	2.45	14.7	0.1	4.14

US Treasury and agency securities	300.0	1.2	1.54	275.0	1.1	1.58	—	—	0.00
Mortgage-backed securities and CMOs	3,641.6	19.6	2.15	3,290.5	18.6	2.26	3,490.9	20.1	2.30
Municipals (te) (a)	195.5	2.2	4.54	195.8	2.3	4.61	205.8	2.4	4.63
Other securities	6.0	—	1.61	11.6	0.1	4.47	19.8	0.1	1.19

Total securities (te) (c)	4,143.1	23.0	2.22	3,772.9	22.1	2.35	3,716.5	22.6	2.43

Total short-term investments	475.9	0.3	0.23	657.9	0.4	0.22	379.6	0.2	0.22

Average earning assets (te)	$18,780.8	$168.0	3.58%	$18,315.8	$172.0	3.79%	$16,791.7	$176.5	4.21%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,656.9	$2.5	0.15%	$6,506.8	$2.2	0.14%	$6,078.1	$1.5	0.10%
Time deposits	2,206.9	3.8	0.69	2,238.8	3.7	0.67	2,026.4	3.0	0.60
Public funds	1,890.4	1.3	0.28	1,815.4	1.2	0.27	1,450.3	0.7	0.21

Total interest-bearing deposits	10,754.2	7.6	0.28	10,561.0	7.1	0.27	9,554.8	5.2	0.22

Short-term borrowings	896.0	0.2	0.08	920.5	0.2	0.08	957.4	0.9	0.34
Long-term debt	516.0	5.3	4.14	412.9	3.6	3.57	380.2	3.1	3.32

Total borrowings	1,412.0	5.5	1.56	1,333.4	3.8	1.16	1,337.6	4.0	1.19

Total interest-bearing liabilities	12,166.2	13.1	0.43%	11,894.4	10.9	0.37%	10,892.4	9.2	0.34%

Net interest-free funding sources	6,614.6			6,421.4			5,899.3

Total cost of funds	$18,780.8	$13.1	0.28%	$18,315.8	$10.9	0.24%	$16,791.7	$9.2	0.22%

Net interest spread (te)		$154.9	3.15%		$161.1	3.42%		$167.3	3.87%

Net interest margin	$18,780.8	$154.9	3.30%	$18,315.8	$161.1	3.55%	$16,791.7	$167.3	3.99%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

	Six Months Ended
	June 30, 2015			June 30, 2014
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$10,317.3	$208.4	4.07%	$9,226.1	$216.1	4.72%
Mortgage loans	1,916.8	40.4	4.21	1,732.5	42.4	4.89
Consumer loans	1,770.7	44.9	5.12	1,572.3	46.8	6.00
Loan fees & late charges	—	0.3		—	1.4

Total loans (te)	14,004.8	294.0	4.23	12,530.9	306.7	4.93

Loans held for sale	19.2	0.3	3.30	16.9	0.3	4.10

US Treasury and agency securities	287.6	2.2	1.56	46.5	0.5	2.26
Mortgage-backed securities and CMOs	3,467.1	38.2	2.21	3,551.5	41.3	2.32
Municipals (te) (a)	195.7	4.5	4.58	211.4	4.9	4.59
Other securities	8.8	0.2	3.51	16.1	0.2	2.22

Total securities (te) (c)	3,959.2	45.1	2.28	3,825.5	46.9	2.45

Total short-term investments	566.4	0.7	0.22	392.9	0.4	0.23

Average earning assets (te)	$18,549.6	$340.1	3.69%	$16,766.2	$354.3	4.25%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,582.3	$4.7	0.14%	$6,075.1	$3.0	0.10%
Time deposits	2,222.8	7.5	0.68	2,098.0	6.1	0.59
Public funds	1,853.1	2.5	0.28	1,488.3	1.5	0.20

Total interest-bearing deposits	10,658.2	14.7	0.28	9,661.4	10.6	0.22

Short-term borrowings	908.2	0.4	0.08	871.7	1.9	0.43
Long-term debt	464.7	9.0	3.88	383.1	6.3	3.33

Total borrowings	1,372.9	9.4	1.37	1,254.8	8.2	1.32

Total interest-bearing liabilities	12,031.1	24.1	0.40%	10,916.2	18.8	0.35%

Net interest-free funding sources	6,518.5			5,850.0

Total cost of funds	$18,549.6	$24.1	0.26%	$16,766.2	$18.8	0.22%

Net interest spread (te)		$316.0	3.29%		$335.5	3.90%

Net interest margin	$18,549.6	$316.0	3.43%	$16,766.2	$335.5	4.03%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Due to the significant, unsustainable contribution from purchase accounting accretion, management believes that core net interest income and core net interest margin provide meaningful financial measures to investors of the Company’s performance over time. The following table provides a reconciliation of reported and core net interest income and reported and core net interest margin.

Reconciliation of Reported Net Interest Income and Margin to Core Net interest Income and Margin

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions)	2015	2015	2014	2015	2014
Net interest income (te) (a)	$154.9	$161.1	$167.3	$316.0	$335.5
Purchase accounting adjustments
Loan discount accretion	8.7	16.4	28.0	25.1	57.8
Bond premium amortization	(1.0)	(1.1)	(1.4)	(2.1)	(3.0)
CD premium accretion	—	—	0.1	—	0.1

Total net purchase accounting accretion	7.7	15.3	26.7	23.0	54.9

Net interest income (te) - core	$147.2	$145.8	$140.6	$293.0	$280.6

Average earning assets	$18,780.8	$18,315.8	$16,791.7	$18,549.6	$16,766.2
Net interest margin - reported	3.30%	3.55%	3.99%	3.43%	4.03%
Net purchase accounting adjustments	0.16%	0.34%	0.64%	0.26%	0.67%

Net interest margin - core	3.14%	3.21%	3.35%	3.17%	3.36%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

Provision for Loan Losses

During the second quarter of 2015, Hancock recorded a total provision for loan losses of $6.6 million, up $0.4 million from the first quarter of 2015 and virtually flat with the second quarter of 2014. The linked-quarter increase reflects additional build for the energy portfolio as discussed more fully in the “Allowance for Loan Losses and Asset Quality” section of this document. The provision for the FDIC acquired portfolio was a credit of $0.9 million for the three months ended June 30, 2015 and a small credit for each of the three-month periods ended March 31, 2015 and June 30, 2014. For the first six months of 2015, the total provision for loans losses was $12.8 million, down from $14.7 million for the same period in 2014.

The section on “Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loan losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans and for acquired-performing loans and acquired-impaired loans (which includes all FDIC acquired loans) are described in Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Noninterest Income

Noninterest income totaled $60.9 million for the second quarter of 2015, a $4.3 million, or 8%, increase compared to the first quarter of 2015, and up $4.5 million, or 8%, from the second quarter of 2014. Seasonal trust fees related to tax preparation, increased fees from secondary mortgage market operations resulting from higher mortgage production and an increase in income from derivatives were the primary factors for this increase. In addition, fee income from several other noninterest income segments also increased. Noninterest income totaled $117.4 million for the first six months of 2015, up $4.3 million, or 4%, from the first six months of 2014.

Service charges on deposits totaled $17.9 million for the second quarter of 2015, up $0.6 million, or 3%, from the first quarter of 2015, and down $1.4 million, or 7%, from the second quarter of 2014. The linked quarter increase is primarily due to the impact of three additional working days in the current quarter compared to the first quarter of 2015. The year-over-year decrease in service charges is primarily related to a decrease in charges resulting from a decline in overdraft/nonsufficient funds occurrences. This decline is attributable, in part, to an increase in average balances per account in the consumer noninterest-bearing checking portfolio, a reduction in the number of consumer accounts, mostly attributable to branch closings and sales, and higher customer usage of our overdraft protection product.

Trust fees totaled $11.8 million for the quarter ended June 30, 2015, up $0.6 million, or 5%, from the first quarter of 2015, primarily due to the $0.4 million of seasonal fees as mentioned above. Trust fees increased $0.3 million, or 3%, compared to the second quarter of 2014, as a result of increased retirement services and corporate trust business.

Bank card and ATM fees totaled $11.9 million in the second quarter of 2015, up $0.7 million, or 6%, from the first quarter of 2015, and up $0.3 million, or 2%, compared to the second quarter of 2014. Included in bank card and ATM fees are fees from credit card, debit card and ATM transactions, and merchant service fees. The increase in credit card fees resulted from various strategic initiatives during 2014 to increase card usage, including specific commercial card enhancements. ATM fee income in the second quarter of 2015 compared to the second quarter of 2014 was down $0.1 million, or 5%, due in part to the closing and sale of branches during 2014 and 2015 as part of the Company’s branch rationalization program.

Fees from the secondary mortgage operations totaling $3.6 million in the second quarter of 2015 were up $1.0 million, or 36%, compared to the first quarter of 2015. These fees more than doubled compared to the second quarter of 2014. The Company typically sells its longer-term fixed-rate loans in the secondary market while retaining in the portfolio the majority of its adjustable rate loans. We also retain loans generated through certain programs to support customer relationships including programs for high net worth individuals and non-builder construction loans. The increase in fee income during the second quarter of 2015 compared to the first quarter of 2015 was primarily due to seasonality. Through the first six months of 2015, fees from secondary mortgage operations increased $2.6 million, or 69%, compared to the first six months of 2014 as the Company has originated a higher percentage of loans for sale in the secondary market. Management expects this trend to continue through 2015.

Amortization of the FDIC loss share receivable totaled $1.3 million in the second quarter of 2015 compared to $1.2 million in the first quarter of 2015 and $3.3 million in the second quarter of 2014. For the first six months of 2015, amortization of the FDIC loss share receivable totaled $2.5 million, compared to $7.2 million for the same period in 2014. The amortization reflects a reduction in the amount of expected reimbursements under the loss share agreements due to lower loss projections for the related FDIC acquired loan pools. The non-single family loss share agreement expired in December of 2014, which is the primary reason for the decrease in the amortization in the first six months of 2015 compared to 2014. Beginning in 2015, the FDIC loss share receivable and the related amortization relates to the single family loss share agreement which will expire in December of 2019.

Income from derivatives totaled $1.5 million for the quarter ended June 30, 2015 compared to a negative $0.1 million for the three months ended March 31, 2015 and $0.5 million for the three months ended June 30, 2014. This income is volatile in nature and is primarily related to our customer interest rate derivative program as describe fully in Note 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2015	2015	2014	2015	2014

Service charges on deposit accounts	$17,908	$17,315	$19,269	$35,223	$37,981
Trust fees	11,795	11,200	11,499	22,995	21,737
Bank card and ATM fees	11,868	11,183	11,596	23,051	22,165
Investment and annuity fees	4,838	5,050	5,097	9,888	10,049
Secondary mortgage market operations	3,618	2,664	1,758	6,282	3,723
Insurance commissions and fees	2,595	1,754	1,888	4,349	5,632
Amortization of FDIC loss share receivable	(1,273)	(1,197)	(3,321)	(2,470)	(7,229)
Income from bank-owned life insurance	2,671	2,666	2,357	5,337	4,671
Credit related fees	2,611	2,457	2,834	5,068	5,566
Income from derivatives	1,464	(52)	481	1,412	1,240
Gain (loss) on sale of assets	(62)	7	(217)	(55)	1,465
Safety deposit box income	429	486	443	915	956
Other miscellaneous	2,412	2,680	2,714	5,092	5,141
Securities transactions gains, net	—	333	—	333	—

Total noninterest income	$60,874	$56,546	$56,398	$117,420	$113,097

Noninterest Expense

Noninterest expense for the second quarter of 2015 was $158.9 million, a $5.4 million, or 4%, increase from the first quarter of 2015, and a $2.1 million, or 1%, increase from the second quarter of 2014. Excluding nonoperating expense items, operating expense for the second quarter of 2015 totaled $150.0 million, which was up $3.8 million, or 3%, from the first quarter of 2015 and $5.3 million, or 4%, from the same period in 2014. Operating expense for the first six months of 2015 totaled $296.2 million, up $4.5 million, or 2%, compared to the first six months of 2014.

Nonoperating expense totaled $8.9 million in the second quarter of 2015, $7.3 million in the first quarter of 2015 and $12.1 million in the second quarter of 2014. Nonoperating expense for the second quarter of 2015 included approximately $4.7 million related to branch closings and asset dispositions as part of the Company’s ongoing branch rationalization process, $1.9 million related to the resolution of FDIC denied loss share claims and $2.3 million of consulting and professional fees related to investments in technology to enhance the Company’s risk management processes. The first quarter of 2015 primarily consisted of consulting and professional fees related to technology enhancements for the Company’s risk management process as well as a net premium related to the sale of four Houston branches.

Nonoperating expense in the second quarter of 2014 included $10.3 million for the settlement of an assessment by the FDIC related to a targeted review of certain previously paid claims under the loss share agreements, $7.5 million related to the Company’s expense and efficiency initiative including $3.5 million for the closure of certain branch locations as part of the ongoing branch rationalization process, and $3.5 million related to the early termination of reverse repurchase obligations. These expenses were partially offset by the $9.1 million gain from the divestiture of certain insurance business lines, net of costs related to discontinuing the operations.

Total personnel expense, excluding $0.9 million in nonoperating expense, totaled $82.5 million for the second quarter of 2015, up $2.4 million, or 3%, from the first quarter of 2015. The increase reflects additional incentive pay in the second quarter, partially offset by a seasonal decrease in benefits. Total personnel expense was up $3.0 million, or 4%, compared to the second quarter of 2014. Total personnel expense for the first six months of 2015 was up $1.7 million, or 1%, compared to the first six months of 2014.

Occupancy and equipment expenses totaled $15.8 million for the second quarter of 2015, up $0.7 million, or 5%, from the first quarter of 2015 and $0.9 million, or 6%, from the second quarter of 2014. Occupancy and equipment expenses totaled $30.9 million for the first six months of 2015, compared to $30.4 million in the first six months in 2014. The second quarter of 2015 included an increase of $0.4 million in equipment maintenance and $0.3 million in general facilities maintenance.

Other real estate (“ORE”) expense in the second quarter of 2015 was $0.5 million, virtually unchanged from the first quarter of 2015, and up $0.4 million from the second quarter of 2014. ORE expense for the first six months of 2015 totaled $1.0 million compared to $1.9 million in the first half of 2014.

All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $45.0 million for the second quarter of 2015, up $0.7 million, or 2%, from the first quarter of 2015 and up $1.4 million, or 3%, from the second quarter of 2014. For the first six months of 2015 compared to the first six months of 2014, all other expenses increased $4.5 million, or 5%. The primary factors in the increases from prior periods are increased data processing expense from the implementation of various strategic initiatives and increased deposit insurance and regulatory fees primarily as a result of asset growth.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2015	2015	2014	2015	2014

Operating expense
Compensation expense	$69,771	$64,547	$66,948	$134,318	$134,113
Employee benefits	12,762	15,570	12,558	28,332	26,825

Personnel expense	82,533	80,117	79,506	162,650	160,938

Net occupancy expense	11,765	11,162	10,840	22,927	22,106
Equipment expense	4,079	3,933	4,059	8,012	8,333
Data processing expense	13,926	13,536	12,828	27,462	25,247
Professional services expense	6,091	6,320	6,421	12,411	12,830
Amortization of intangibles	6,148	6,318	6,744	12,466	13,782
Telecommunications and postage	3,470	3,651	3,835	7,121	7,418
Deposit insurance and regulatory fees	4,213	3,595	2,743	7,808	5,710
Other real estate expense, net	501	456	84	957	1,861
Advertising	2,127	2,157	2,006	4,284	3,765
Ad valorem and franchise taxes	2,736	2,715	2,638	5,451	5,299
Printing and supplies	1,158	1,217	792	2,375	2,121
Insurance expense	928	922	1,018	1,850	2,058
Travel expense	1,307	1,219	1,059	2,525	1,955
Entertainment and contributions	1,736	1,639	1,529	3,375	2,941
Tax credit investment amortization	2,096	2,095	2,198	4,191	4,370
Other miscellaneous	5,176	5,149	6,427	10,326	10,975

Total operating expense	$149,990	$146,201	$144,727	$296,191	$291,709

Nonoperating expense items
Impact of insurance business line divestiture	$—	$—	$(9,101)	$—	$(9,101)
FDIC resolution of denied claims	1,854	—	10,268	1,854	10,268
Expense and efficiency initiatives and other items	7,073	7,314	7,503	14,387	7,503

Total nonoperating expense items	$8,927	$7,314	$12,131	$16,241	$12,131

Total noninterest expense	$158,917	$153,515	$156,858	$312,432	$303,840

Income Taxes

The effective income tax rate for the second quarter of 2015 was approximately 26% compared to 27% in the first quarter of 2015 and 31% in the second quarter of 2014. Management expects the effective tax rate for the remainder of 2015 will approximate 25% to 27%. Hancock’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and the use of tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”), Federal and State New Market Tax Credit (“NMTC”) and Low-Income Housing Tax Credit (“LIHTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.

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

The Company intends to continue making investments in tax credit projects, though its ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits. Based on tax credit investments that have been made, the Company expects to realize tax credits over the next three years of $10.0 million, $8.8 million and $7.4 million for 2016, 2017 and 2018, respectively.

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2015	2015	2014	2015	2014
Taxes computed at statutory rate	$16,499	$19,262	$20,170	$35,761	$43,730
Tax credits:
QZAB/QSCB	(730)	(730)	(769)	(1,460)	(1,538)
NMTC - Federal and State	(1,829)	(2,573)	(3,173)	(4,402)	(6,606)
LIHTC	(25)	(24)	(113)	(49)	(226)

Total tax credits	(2,584)	(3,327)	(4,055)	(5,911)	(8,370)
State income taxes, net of federal income tax benefit	742	728	1,043	1,470	2,716
Tax-exempt interest	(1,783)	(1,710)	(1,530)	(3,493)	(3,114)
Bank owned life insurance	(948)	(919)	(825)	(1,867)	(1,635)
Goodwill - writeoff	—	—	1,112	—	1,112
Other, net	385	842	1,750	1,227	1,427

Income tax expense	$12,311	$14,876	$17,665	$27,187	$35,866

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2015	2015	2014	2015	2014
Common Share Data
Earnings per share:
Basic	$0.44	$0.49	$0.48	$0.93	$1.06
Diluted	$0.44	$0.49	$0.48	$0.93	$1.06
Operating earnings per share: (a)
Basic	$0.51	$0.55	$0.59	$1.06	$1.18
Diluted	$0.51	$0.55	$0.59	$1.06	$1.17

Cash dividends paid	$0.24	$0.24	$0.24	$0.48	$0.48
Book value per share (period-end)	$31.12	$31.14	$30.45	$31.12	$30.45
Tangible book value per share (period-end)	$21.63	$21.55	$21.08	$21.63	$21.08
Weighted average number of shares (000s):
Basic	77,951	79,496	81,933	78,719	82,099
Diluted	78,115	79,661	82,174	78,881	82,348
Period-end number of shares (000s)	78,094	77,886	81,860	78,094	81,860
Market data:
High sales price	$32.98	$31.13	$37.86	$32.98	$38.50
Low sales price	$28.02	$24.96	$32.02	$24.96	$32.02
Period-end closing price	$31.91	$29.86	$35.32	$31.91	$35.32
Trading volume (000s) (b)	40,162	51,866	27,432	92,029	58,760

(a)	Net income less tax-effected securities transactions and nonoperating expense items. Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company’s fundamental operations over time.
(b)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2015	2015	2014	2015	2014

Income Statement:
Interest income	$164,920	$169,087	$174,001	$334,007	$349,141
Interest income (te) (a)	168,008	172,043	176,555	340,051	354,331
Interest expense	13,129	10,929	9,223	24,058	18,801

Net interest income (te)	154,879	161,114	167,332	315,993	335,530
Provision for loan losses	6,608	6,154	6,691	12,762	14,654
Noninterest income excluding securities transactions	60,874	56,213	56,398	117,087	113,097
Securities transactions gains, net	—	333	—	333	—
Noninterest expense (excluding amortization of intangibles)	152,769	147,197	150,114	299,966	290,058
Amortization of intangibles	6,148	6,318	6,744	12,466	13,782

Income before income taxes	47,140	55,035	57,627	102,175	124,943
Income tax expense	12,311	14,876	17,665	27,187	35,866

Net income	$34,829	$40,159	$39,962	$74,988	$89,077

Securities transactions gains, net	$—	$(333)	$—	$(333)	$—
Total nonoperating expense items	8,927	7,314	12,131	16,241	12,131
Taxes on adjustments at marginal tax rate	3,125	2,443	2,518	5,568	2,518

Total adjustments, net of taxes	5,802	4,538	9,613	10,340	9,613

Operating income (b)	$40,631	$44,697	$49,575	$85,328	$98,690

(a)	For analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).
(b)	Net income less tax-effected securities transactions and nonoperating expense items. Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company’s fundamental operations over time.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2015	2015	2014	2015	2014
Performance Ratios
Return on average assets	0.67%	0.80%	0.84%	0.73%	0.94%
Return on average assets — operating (a)	0.78%	0.89%	1.04%	0.83%	1.04%
Return on average common equity	5.75%	6.65%	6.51%	6.20%	7.33%
Return on average common equity — operating (a)	6.70%	7.41%	8.07%	7.05%	8.12%
Return on average tangible common equity	8.28%	9.60%	9.47%	8.94%	10.73%
Return on average tangible common equity — operating (a)	9.66%	10.68%	11.75%	10.17%	11.89%
Earning asset yield (te)	3.58%	3.79%	4.21%	3.69%	4.25%
Total cost of funds	0.28%	0.24%	0.22%	0.26%	0.22%
Net interest margin (te)	3.30%	3.55%	3.99%	3.43%	4.03%
Noninterest income excluding securities transactions to total revenue (te)	28.21%	25.87%	25.21%	27.04%	25.21%
Efficiency ratio (b)	66.67%	64.36%	61.67%	65.51%	61.95%
Average loan/deposit ratio	83.85%	84.13%	84.20%	83.99%	82.63%
FTE employees (period-end)	3,825	3,785	3,901	3,825	3,901

Capital Ratios
Common stockholders’ equity to total assets	11.28%	11.70%	12.88%	11.28%	12.88%
Tangible common equity ratio	8.12%	8.40%	9.29%	8.12%	9.29%

(a)	Excludes tax-effected securities transactions and nonoperating expense items. Management believes that this is a useful financial measure that helps investors compare the Company’s fundamental operations over time.
(b)	Noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles, securities transactions, and nonoperating expense items.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2015	2015	2014	2015	2014
Asset Quality Information
Nonaccrual loans (a)	$118,445	$90,821	$89,901	$118,445	$89,901
Restructured loans - still accruing	7,966	7,564	7,868	7,966	7,868

Total nonperforming loans	126,411	98,385	97,769	126,411	97,769
Other real estate (ORE) and foreclosed assets	38,630	42,956	59,732	38,630	59,732

Total nonperforming assets	$165,041	$141,341	$157,501	$165,041	$157,501

Accruing loans 90 days past due (a)	3,478	5,872	4,142	3,478	4,142
Net charge-offs - non-FDIC acquired	1,210	3,654	4,064	4,864	8,042
Net charge-offs - FDIC acquired	582	2,455	1,181	3,037	3,691
Allowance for loan losses	131,087	128,386	128,672	131,087	128,672
Provision for loan losses	6,608	6,154	6,691	12,762	14,654
Nonperforming assets to loans, ORE and foreclosed assets	1.15%	1.01%	1.22%	1.15%	1.22%
Accruing loans 90 days past due to loans	0.02%	0.04%	0.03%	0.02%	0.03%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.17%	1.05%	1.25%	1.17%	1.25%
Net charge-offs - non-FDIC acquired to average loans	0.03%	0.11%	0.13%	0.07%	0.13%
Allowance for loan losses to period-end loans	0.91%	0.92%	1.00%	0.91%	1.00%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	100.92%	123.14%	126.26%	100.92%	126.26%

(a)	Nonaccrual loans and accruing loans past due 90 days or more do not include acquired-impaired loans with an accretable yield. Included in nonaccrual loans are $4.9 million, $5.0 million, and $11.5 million in restructured loans at June 30, 2015, March 31, 2015, and June 30, 2014, respectively.

Supplemental Asset Quality Information	Originated	Acquired (a)	FDIC acquired (b)	Total
(in thousands)	June 30, 2015
Nonaccrual loans (c)	$111,455	$5,401	$1,589	$118,445
Restructured loans - still accruing	7,966	—	—	7,966

Total nonperforming loans	119,421	5,401	1,589	126,411
ORE and foreclosed assets (d)	25,768	—	12,862	38,630

Total nonperforming assets	$145,189	$5,401	$14,451	$165,041

Accruing loans 90 days past due	3,478	—	—	3,478
Allowance for loan losses	106,811	214	24,062	131,087

	March 31, 2015
Nonaccrual loans	$83,412	$5,820	$1,589	$90,821
Restructured loans - still accruing	7,564	—	—	7,564

Total nonperforming loans	90,976	5,820	1,589	98,385
ORE and foreclosed assets	29,380	—	13,576	42,956

Total nonperforming assets	$120,356	$5,820	$15,165	$141,341

Accruing loans 90 days past due	5,659	213	—	5,872

Allowance for loan losses	100,494	254	27,638	128,386

Loans Outstanding	Originated	Acquired (a)	FDIC acquired (b)	Total
(in thousands)	June 30, 2015
Commercial non-real estate loans	$6,058,998	$120,020	$6,666	$6,185,684
Construction and land development loans	1,100,788	9,064	11,095	1,120,947
Commercial real estate loans	2,591,384	598,962	22,487	3,212,833
Residential mortgage loans	1,784,730	1,554	169,553	1,955,837
Consumer loans	1,854,591	24	14,836	1,869,451

Total loans	$13,390,491	$729,624	$224,637	$14,344,752

Change in loan balance from previous quarter	469,961	(35,700)	(13,895)	420,366

	March 31, 2015
Commercial non-real estate loans	$5,861,887	$118,260	$6,937	$5,987,084
Construction and land development loans	1,087,449	14,579	11,482	1,113,510
Commercial real estate loans	2,492,351	629,975	27,777	3,150,103
Residential mortgage loans	1,736,033	2,485	175,367	1,913,885
Consumer loans	1,742,810	25	16,969	1,759,804

Total loans	$12,920,530	$765,324	$238,532	$13,924,386

Change in loan balance from previous quarter	110,331	(67,344)	(13,877)	29,110

(a)	Loans which have been acquired and no allowance brought forward in accordance with acquisition accounting. Acquired-performing loans in pools with fully accreted purchase fair value discounts are reported as originated loans, resulting in changes in classification between periods.
(b)	Loans acquired in an FDIC-assisted transaction. Non-single family loss share agreement expired on December 31, 2014. $179.0 million in loans and $3.5 million in ORE remain covered by the FDIC single family loss share agreement as of June 30, 2015, providing considerable protection against credit risk. As of March 31, 2015 $186.1 million in loans and $6.0 million in ORE remained covered by the FDIC single family loss share agreement.
(c)	Included in nonaccrual loans are $4.9 million and $5.0 million of nonaccruing restructured loans at June 30, 2015 and March 31, 2015, respectively.
(d)	ORE received in settlement of acquired loans is no longer subject to purchase accounting guidance and has been included with ORE from originated loans. ORE received in settlement of FDIC acquired loans remains covered under the FDIC loss share agreement.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2015	2015	2014	2014	2014
Period-End Balance Sheet
Total loans, net of unearned income (a)	$14,344,752	$13,924,386	$13,895,276	$13,348,574	$12,884,056
Loans held for sale	21,304	19,950	20,252	15,098	22,017
Securities	4,445,452	4,107,904	3,826,454	3,913,370	3,677,229
Short-term investments	598,455	515,797	802,948	471,558	440,688

Earning assets	19,409,963	18,568,037	18,544,930	17,748,600	17,023,990
Allowance for loan losses	(131,087)	(128,386)	(128,762)	(125,572)	(128,672)
Goodwill	621,193	621,193	621,193	621,193	621,193
Other intangible assets, net	119,256	125,404	132,810	139,256	145,825
Other assets	1,519,080	1,538,263	1,577,095	1,602,473	1,687,095

Total assets	$21,538,405	$20,724,511	$20,747,266	$19,985,950	$19,349,431

Noninterest-bearing deposits	$6,180,814	$6,201,403	$5,945,208	$5,866,255	$5,723,663

Interest-bearing transaction and savings deposits	6,994,603	6,576,658	6,531,628	6,325,671	6,079,837
Interest-bearing public funds deposits	1,962,589	1,828,559	1,982,616	1,534,678	1,484,188
Time deposits	2,163,782	2,253,865	2,113,379	2,010,090	1,957,539

Total interest-bearing deposits	11,120,974	10,659,082	10,627,623	9,870,439	9,521,564

Total deposits	17,301,788	16,860,485	16,572,831	15,736,694	15,245,227
Short-term borrowings	1,079,193	755,250	1,151,573	1,171,809	1,063,664
Long-term debt	507,341	516,007	374,371	376,452	374,991
Other liabilities	220,043	167,671	176,089	191,653	172,967
Stockholders’ equity	2,430,040	2,425,098	2,472,402	2,509,342	2,492,582

Total liabilities & stockholders’ equity	$21,538,405	$20,724,511	$20,747,266	$19,985,950	$19,349,431

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2015	2015	2014	2015	2014
Average Balance Sheet
Total loans, net of unearned income (a)	$14,138,904	$13,869,397	$12,680,861	$14,004,895	$12,530,922
Loans held for sale	22,883	15,567	14,681	19,245	16,932
Securities (b)	4,143,097	3,772,997	3,716,563	3,959,069	3,825,484
Short-term investments	475,887	657,878	379,639	566,380	392,853

Earning assets	18,780,771	18,315,839	16,791,744	18,549,589	16,766,191
Allowance for loan losses	(130,124)	(130,217)	(126,887)	(130,170)	(130,757)
Goodwill and other intangible assets	743,435	750,705	770,294	747,050	775,833
Other assets	1,481,008	1,507,532	1,604,113	1,494,197	1,635,875

Total assets	$20,875,090	$20,443,859	$19,039,264	$20,660,666	$19,047,142

Noninterest-bearing deposits	$6,107,900	$5,924,196	$5,505,735	$6,016,623	$5,502,878

Interest-bearing transaction and savings deposits	6,656,911	6,506,812	6,078,115	6,582,277	6,075,131
Interest-bearing public fund deposits	1,890,364	1,815,445	1,450,312	1,853,111	1,488,251
Time deposits	2,206,913	2,238,806	2,026,419	2,222,771	2,098,025

Total interest-bearing deposits	10,754,188	10,561,063	9,554,846	10,658,159	9,661,407

Total deposits	16,862,088	16,485,259	15,060,581	16,674,782	15,164,285
Short-term borrowings	896,014	920,436	957,386	908,158	871,701
Long-term debt	515,997	412,938	380,151	464,752	383,073
Other liabilities	170,281	177,356	177,761	173,732	178,325
Stockholders’ equity	2,430,710	2,447,870	2,463,385	2,439,242	2,449,758

Total liabilities & stockholders’ equity	$20,875,090	$20,443,859	$19,039,264	$20,660,666	$19,047,142

(a)	Includes nonaccrual loans.
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, as well as maturities and repayments of investment securities. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established a 15% minimum target for the ratio of free securities to total securities although management will allow the ratio to be less than 15% on a temporary basis if it believes there are sufficient securities available to meet the Company’s projected funding needs. As shown in the table below, our ratio of free securities to total securities was 27.37% at June 30, 2015, compared to 27.06% at March 31, 2015 and 20.00% at June 30, 2014. The increase compared to year-end was due in part to the reduction in securities required to collateralize public funds deposits as discussed below in the section on “Deposits.”

Liquidity Metrics
	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
Free securities / total securities	27.37%	27.06%	14.04%	23.00%	20.00%
Core deposits / total deposits	93.56	93.08	93.95	94.57	94.36
Wholesale funds / core deposits	9.80	8.10	9.80	10.40	10.00
Quarter-to-date average loans /quarter-to-date average deposits	83.85	84.13	85.44	85.24	84.20

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. Core deposits consist of total deposits less certificates of deposits (“CDs”) of $250,000 or more, brokered CDs, and balances in sweep time deposit products used by commercial customers. The ratio of core deposits to total deposits was a healthy 93.56% at June 30, 2015, up 48 bps from March 31, 2015 and down 80 bps from June 30, 2014. Brokered CDs totaled $217 million as of June 30, 2015, as $45 million of brokered CDs outstanding at March 31, 2015 matured during the second quarter. There were no brokered CDs outstanding at December 31, 2014 or June 30, 2014. The Company will occasionally use brokered deposits as a funding source, subject to very strict parameters regarding the maturity and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, our short-term borrowing capacity includes an approved line of credit with the FHLB of $3.4 billion and borrowing capacity at the Federal Reserve’s discount window of $1.8 billion at June 30, 2015. Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 9.80% of core deposits at June 30, 2015, compared to 8.10% at March 31, 2015 and 10.00% at June 30, 2014. The increase from March 31, 2015 reflects the greater utilization of the FHLB line as a source for funding loans and investment securities. At June 30, 2015, the Company had borrowings from the FHLB totaling $600 million compared to $200 million at March 31, 2015, and $415 million a year earlier. No amounts had been borrowed at the Federal Reserve’s discount window in any period. See the discussion on “Deposits” for more information.

Another key measure the Company uses to monitor its liquidity position is the loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan to deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand. The Company’s loan to deposit ratio for the second quarter of 2015 was 83.85%, a slight decrease from both for the first quarter of 2015, and the second quarter of 2014. The Company has established an internal loan to deposit ratio target of 85.00%.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the six months ended June 30, 2015 and 2014.

Dividends received from the Bank have been the primary source of funds available to the Company for the payment of dividends to our stockholders, stock buybacks, and for servicing debt issued by the parent company. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Company. The Company maintains cash and other liquid assets at the parent company to provide liquidity sufficient to fund six quarters of anticipated common stockholder dividends.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.4 billion at June 30, 2015, up $4.9 million from March 31, 2015. The tangible common equity ratio decreased to 8.12% at June 30, 2015 from 8.40% at March 31, 2015. This decline mainly reflects $814 million in asset growth.

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

On March 9, 2015, the Company issued $150 million aggregate principal amount of subordinated debt at an annual interest rate of 5.95% maturing on June 15, 2045. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2020. The debt qualifies as Tier 2 Capital under regulatory guidelines. A portion of the proceeds from the subordinated debt issuance was used to repurchase the Company’s common stock as noted above with the remainder available for general corporate purposes.

On July 2, 2013 the Federal Reserve Board finalized its rule implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The final rule became effective January 1, 2015 with transition periods for certain changes. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule sets the Basel III minimum regulatory capital requirements for all organizations. Under the final rule, the primary quantitative measures that regulators use to gauge capital adequacy are the ratios of Total, Tier 1 and Common Equity Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (“leverage ratio”). Both the Company and its bank subsidiary are currently required to maintain minimum risk-based capital ratios of 8.0% total regulatory capital, 6.0% Tier 1 capital and 4.5% Common Equity Tier 1 capital. Additionally the final rule establishes a new conservation buffer of 2.5% of risk-weighted assets when fully phased in on January 1, 2019.

At June 30, 2015, the regulatory capital ratios of the Company and the Bank were well in excess of current regulatory minimum requirements, as indicated in the table below. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators and both currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014

Total capital (to risk weighted assets)
Hancock Holding Company	12.54%	12.77%	12.30%	12.66%	12.96%
Whitney Bank	12.05%	12.17%	12.20%	12.40%	12.72%

Tier 1 common equity capital (to risk weighted assets)
Hancock Holding Company	10.77%	10.86%	11.23%	11.59%	11.83%
Whitney Bank	11.16%	11.16%	11.13%	11.32%	11.58%

Tier 1 capital (to risk weighted assets)
Hancock Holding Company	10.77%	10.86%	11.23%	11.59%	11.83%
Whitney Bank	11.16%	11.16%	11.13%	11.32%	11.58%

Tier 1 leverage capital
Hancock Holding Company	9.07%	9.17%	9.17%	9.48%	9.61%
Whitney Bank	9.42%	9.45%	9.13%	9.31%	9.44%

Regulatory definitions:

(1)	Tier 1 common equity capital generally includes common equity and retained earnings, reduced by goodwill and other disallowed intangibles, disallowed deferred tax assets and certain other assets.
(2)	Tier 1 capital consists of Tier 1 common equity capital plus non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock.
(3)	Total capital consists of Tier 1 capital plus perpetual preferred stock not qualifying as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of allowances for credit losses.
(4)	The risk-weighted asset base is equal to the sum of the aggregate value of assets and credit-converted off-balance sheet items in each risk category as specified in regulatory guidelines, multiplied by the weight assigned by the guidelines to that category.
(5)	The Tier 1 leverage capital ratio is Tier 1 capital divided by average total assets reduced by the deductions for Tier 1 capital noted above.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $4.4 billion at June 30, 2015, up $338 million from March 31, 2015 and $768 million from June 30, 2014. The quarterly increase in securities was funded by a similar increase in short-term borrowings. During the second quarter, the Company purchased approximately $500 million of mortgage-backed securities at an average yield of 2.13%. At June 30, 2015, securities available for sale totaled $2.2 billion and securities held to maturity totaled $2.3 billion.

The securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return. The Company invests only in high quality securities of investment grade quality with a targeted duration for the overall portfolio of between two and five. At June 30, 2015, the average maturity of the portfolio was 4.51 years with an effective duration of 3.96 and a weighted-average yield of 2.22%. The effective duration increases, under management scenarios, to 4.34 with a 100 basis point increase in the yield curve and to 4.44 with a 200 basis point increase. At year-end 2014, the average maturity of the portfolio was 4.38 years with an effective duration of 3.51 and a weighted-average yield of 2.36%. The 14 bps decrease in the weighted average security portfolio yield between December 31, 2014 and June 30, 2015 is primarily the result of replacing the normal monthly repayments of higher yielding securities with new securities at current interest rates.

Loans

Total loans at June 30, 2015 were $14.3 billion, up $420 million, or 3%, compared to March 31, 2015, and up $449 million, or 3%, compared to December 31, 2014. Net loan growth during the quarter was well-diversified by geography and loan type. See Note 3 to the consolidated financial statements for the composition of originated, acquired and FDIC acquired loans at June 30, 2015 and December 31, 2014.

The Company’s commercial customer base is diversified over a range of industries, including energy, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

At June 30, 2015, loans in the energy segment, which is comprised of credits to both the exploration and production segment and the support services segment, totaled $1.7 billion, or 12% of total loans. The energy portfolio declined approximately $5 million linked-quarter. In light of expected headwinds related to the current energy cycle, no growth or a slight decline is expected for the remainder of 2015. See Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a further discussion regarding the Company’s energy portfolio.

The Bank lends mainly to middle-market and smaller commercial entities, although it participates in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared national credits funded at June 30, 2015 totaled approximately $1.9 billion, up approximately $88 million from March 31, 2015 and $90 million from December 31, 2014. Approximately $1.0 billion of shared national credits were with energy-related customers at June 30, 2015, up $26 million from year-end and $46 million from March 31, 2015.

Commercial non-real estate loans, construction and land development loans, and commercial real estate loans increased $225 million over the first six months of 2015. Commercial real estate loans include loans on both income-producing properties as well as properties used by borrowers in commercial operations.

Residential mortgages were up $42 million during the second quarter and $62 million over the first six months of 2015. Consumer loans increased by $163 million over the first six months of 2015, as a result of a number of initiatives implemented by management during 2014.

Total FDIC acquired loans at June 30, 2015 were down $14 million from March 31, 2015 and down $28 million from December 31, 2014, reflecting normal repayments, charge-offs and foreclosures.

Allowance for Loan Losses and Asset Quality

The Company’s total allowance for loan losses was $131.1 million at June 30, 2015, compared to $128.4 million at March 31, 2015. The allowance maintained on the non-FDIC acquired portion of the loan portfolio totaled $107 million, a $6.3 million linked-quarter increase, and the impaired reserve on the FDIC acquired loan portfolio declined $3.6 million linked-quarter.

Pricing pressures on oil continued during the second quarter and led to additional downward pressure on risk ratings. The Company’s balance of criticized commercial loans increased $207 million, or approximately 50%, from March 31, 2015, to $626 million at June 30, 2015. Approximately $187 million, or 90%, of the increase was from energy related credits. Based on those changes, plus updates to the qualitative factors related to energy, the reserve for the energy portfolio increased $10.6 million linked-quarter.

The Company has been lending to the energy sector for over 60 years using disciplined underwriting standards. The majority of the Company’s portfolio consists of long-term relationships with customers that have experienced management in place and that have demonstrated the ability to successfully manage through previous economic downturns. The Company’s reserve based lending practices are generally limited to “proved reserves” and our customers are diversified across a number of basins in the United States and Gulf of Mexico. Borrowing base redeterminations are completed twice a year and all borrowing bases were reviewed in the second quarter of 2015. The Company’s loans to the energy support sector are typically made to customers with low to moderate leverage, strong balance sheets and experienced management.

Management continues to closely monitor the potential impact that the decrease in oil prices over the past twelve months will have on the ability of the Company’s energy loan portfolio customers’ to service their debt. Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics. As new information becomes available, the Company could have additional risk rating downgrades. Management believes that if further risk rating downgrades occur, they could lead to additional loan loss provisions and allowance for loan losses. The impact and severity will depend on the overall oil price reduction and the duration of the cycle. See Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of the company’s energy portfolio and its potential impact on the allowance for loan losses.

The $3.6 million linked quarter decline in the allowance related to the FDIC acquired loan portfolio is a direct result of a lower level of expected losses in the portfolio.

The ratio of the allowance to period-end loans was 0.91% at June 30, 2015, virtually unchanged from March 31, 2015. The allowance maintained on the originated portion of the loan portfolio totaled $106.8 million, or 0.80% of related loans, at June 30, 2015, compared to $100.5 million, or 0.78%, at March 31, 2015.

During the second quarter of 2015, Hancock recorded a total provision for loan losses of $6.6 million, up $0.4 million from the first quarter of 2015, and slightly down from $6.7 million for June 30, 2014. See the Provision for Loan Losses section above for further discussion of the provision for loan losses.

Net charge-offs for the three months ended June 30, 2015 from the non-FDIC acquired loan portfolio were $1.2 million, or 0.03% of average total loans on an annualized basis, compared to $3.7 million, or 0.11%, for the three-month period ended March 31, 2015.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2015	2015	2014	2015	2014
Allowance for loan losses at beginning of period	$128,386	$128,762	$128,248	$128,762	$133,626

Loans charged-off:
Non-FDIC acquired loans:
Commercial non real estate	518	1,697	1,272	2,215	3,658
Construction and land development	81	747	950	828	1,041
Commercial real estate	274	251	650	525	1,373
Residential mortgages	83	1,209	856	1,292	1,097
Consumer	3,173	3,556	3,581	6,729	7,622

Total non-FDIC acquired charge-offs	4,129	7,460	7,309	11,589	14,791

FDIC acquired loans:
Commercial non real estate	972	127	24	1,099	70
Construction and land development	9	276	166	285	624
Commercial real estate	—	2,368	905	2,368	4,022
Residential mortgages	75	93	422	168	730
Consumer	—	140	1,049	140	1,130

Total FDIC acquired charge-offs	1,056	3,004	2,566	4,060	6,576

Total charge-offs	5,185	10,464	9,875	15,649	21,367

Recoveries of loans previously charged-off:
Non-FDIC acquired loans:
Commercial non real estate	1,070	981	585	2,051	1,411
Construction and land development	65	1,243	413	1,308	1,064
Commercial real estate	429	(3)	726	426	1,057
Residential mortgages	144	305	269	449	363
Consumer	1,211	1,280	1,252	2,491	2,854

Total non-FDIC acquired recoveries	2,919	3,806	3,245	6,725	6,749

FDIC acquired loans:
Commercial non real estate	—	14	6	14	451
Construction and land development	—	406	39	406	896
Commercial real estate	352	113	1,235	465	1,371
Residential mortgages	2	—	13	2	19
Consumer	120	16	92	136	148

Total FDIC acquired recoveries	474	549	1,385	1,023	2,885

Total recoveries	3,393	4,355	4,630	7,748	9,634

Net charge-offs - non-FDIC acquired	1,210	3,654	4,064	4,864	8,042
Net charge-offs - FDIC acquired	582	2,455	1,181	3,037	3,691

Total net charge-offs	1,792	6,109	5,245	7,901	11,733

Provision for loan losses before FDIC benefit - FDIC acquired loans	(2,994)	(491)	(1,095)	(3,485)	(8,250)
Benefit attributable to FDIC loss share agreement	2,115	421	1,022	2,536	7,875
Provision for loan losses non-FDIC acquired loans	7,487	6,224	6,764	13,711	15,029

Provision for loan losses, net	6,608	6,154	6,691	12,762	14,654
(Decrease) Increase in FDIC loss share receivable	(2,115)	(421)	(1,022)	(2,536)	(7,875)

Allowance for loan losses at end of period	$131,087	$128,386	$128,672	$131,087	$128,672

Ratios:
Gross charge-offs - non-FDIC acquired to average loans	0.12%	0.22%	0.23%	0.17%	0.24%
Recoveries - non-FDIC acquired to average loans	0.08%	0.11%	0.10%	0.10%	0.11%
Net charge-offs - non-FDIC acquired to average loans	0.03%	0.11%	0.13%	0.07%	0.13%
Allowance for loan losses to period-end loans	0.91%	0.92%	1.00%	0.91%	1.00%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	June 30,	December 31,
(in thousands)	2015	2014

Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate loans	$41,789	$14,248
Commercial non-real estate loans - restructured	665	1,263

Total commercial non-real estate loans	42,454	15,511

Construction and land development loans	4,820	5,187
Construction and land development loans - restructured	1,621	2,378

Total construction and land development loans	6,441	7,565

Commercial real estate loans	42,151	26,017
Commercial real estate loans - restructured	1,835	2,602

Total commercial real estate loans	43,986	28,619

Residential mortgage loans	19,980	21,348
Residential mortgage loans - restructured	729	746

Total residential mortgage loans	20,709	22,094

Consumer loans	4,855	5,748

Total nonaccrual loans	118,445	79,537

Restructured loans - still accruing:
Commercial non-real estate loans	—	424
Construction and land development loans	2,459	4,905
Commercial real estate loans	5,381	3,580
Residential mortgage loans	108	54
Consumer loans	18	8

Total restructured loans - still accruing	7,966	8,971

ORE and foreclosed assets	38,630	59,569

Total nonperforming assets (b)	$165,041	$148,077

Loans 90 days past due still accruing	$3,478	$4,825

Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	1.15%	1.06%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	100.92%	137.96%
Loans 90 days past due still accruing to loans	0.02%	0.03%

(a)	Nonaccrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.
(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $165.0 million at June 30, 2015, up $17.0 million from December 31, 2014. During the first half of 2015, total nonperforming loans increased approximately $38.9 million while ORE and other foreclosed assets decreased approximately $20.9 million. The net increase in nonperforming loans was mainly related to one nondrilling support energy loan which was downgraded during the second quarter of 2015. Nonperforming assets as a percent of total loans, ORE, and other foreclosed assets was 1.15% at June 30, 2015, compared to 1.06% at December 31, 2014.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, increased $83 million from March 31, 2015, but decreased $204 million from December 31, 2014, to a total of $598 million at June 30, 2015. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Average short-term investments for the second quarter of 2015 were down $182 million, or 28%, compared to the first quarter of 2015, and $5 million, or 1%, compared to the fourth quarter of 2014.

Deposits

Total deposits were $17.3 billion at June 30, 2015, up $441 million, or 3%, from March 31, 2015, and $729 million, or 4%, from December 31, 2014. Average deposits for the second quarter of 2015 were $16.9 billion, up $377 million, or 2% from the first quarter of 2015. The deposit growth is due, in part, to a number of strategic initiatives implemented during 2014 that are aimed at growing deposits.

Noninterest-bearing demand deposits were $6.2 billion, virtually flat with the first quarter, and were up $457 million, or 8%, from June 30, 2014. Noninterest-bearing demand deposits comprised 36% of total period-end deposits at June 30, 2015, slightly down from March 31, 2015 and flat with year-end 2014.

Interest-bearing public fund deposits totaled $2.0 billion at June 30, 2015, up $134 million, or 7%, from March 31, 2015, but down $20 million, or 1%, from December 31, 2014.

Time deposits, other than public funds, totaled $2.2 billion at June 30, 2015, down $90 million, or 4%, from March 31, 2015, but up $50 million, or 2%, from December 31, 2014. CDs decreased $40 million, or 2%, from March 31, 2015, and increased $193 million from December 31, 2014. Both variances are due to changes in the balances of brokered CDs. As discussed in the Liquidity section, the Company will occasionally use brokered deposits, subject to strict parameters regarding maturity and rates, as a short-term funding source. Balances in sweep deposit products decreased $50 million, or 13%, from March 31, 2015 and $143 million, or 30%, from December 31, 2014.

Short-Term Borrowings

At June 30, 2015, short-term borrowings totaled $1.1 billion, down $72 million, or 6%, from December 31, 2014. Securities sold under agreements to repurchase decreased $158 million, or 25%, while FHLB borrowings increased $85 million, or 17%. Securities sold under agreements to repurchase are a major source of short-term borrowings that are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.

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

The following table shows the commitments to extend credit and letters of credit at June 30, 2015 according to expiration date.

		Expiration Date
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit	$5,698,867	$2,902,090	$995,758	$1,198,618	$602,401
Letters of credit	384,416	223,683	98,275	62,040	418

Total	$6,083,283	$3,125,773	$1,094,033	$1,260,658	$602,819

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 14 to our Consolidated Financial Statements included elsewhere in this report.

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

Forward-looking statements that we may make include, but may not be limited to, comments with respect to future levels of economic activity in our markets, including the impact of volatile or continuing depressed oil and gas prices on our energy portfolio and associated loan loss reserves and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region, loan growth expectations, deposit trends, credit quality trends, net interest margin trends, future expense levels, success of revenue-generating initiatives, projected tax rates, future profitability, improvements in expense to revenue (efficiency) ratio, purchase accounting impacts such as accretion levels, the impact of the branch rationalization process, and the financial impact of regulatory requirements. Hancock’s ability to accurately project results, predict the effects of future plans or strategies, or predict market or economic developments is inherently limited. Although Hancock believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ from those expressed in Hancock’s forward-looking statements include, but are not limited to, those risk factors outlined in Hancock’s public filings with the Securities and Exchange Commission, which are available at the SEC’s internet site (http://www.sec.gov).

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

Hancock measures its interest rate sensitivity primarily by running net interest income simulations. Hancock’s balance sheet is asset sensitive over a 2 year period to rising interest rates under various shock scenarios. The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, re-pricing and maturity characteristics of the existing and projected balance sheet.

The table below presents the results of simulations run as of June 30, 2015 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
Change in interest rate (basis points)	Estimated increase (decrease) in net interest income
	Year 1	Year 2
+100	1.13%	1.30%
+200	3.42%	3.81%
+300	5.05%	5.39%

Note: Decrease in interest rates discontinued in the current rate environment

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three-month period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A.	Risk Factors

There were no changes to the risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the risk of vulnerability to certain sectors of the economy related to the real estate portfolio, recent trends in the energy sector point to possible vulnerability.

The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

No shares of common stock or other equity securities were repurchased during the period of this report. In March 2015, the Company completed the stock repurchase program approved by the Company’s board of directors on July 16, 2014 which authorized the repurchase of up to 5%, or approximately 4.1 million shares, of its outstanding common stock.

Item 6.	Exhibits.

(a)	Exhibits:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ John M. Hairston
John M. Hairston
President & Principal Executive Officer

/s/ Michael M. Achary
Michael M. Achary
Principal Financial Officer

Date:	August 7, 2015

Exhibit Number	Description

3.1	Composite Articles of the Company (filed as Exhibit 2.1 to the Company’s Form 10-K for the year ended December 31, 2014 (file No. 01-36872) filed with the Commission on February 27, 2015.

3.2	Amended and Restated Bylaws, dated November 8, 1990 (filed as Exhibit 3.2 to Hancock’s registration statement on Form S-8 filed with the Commission on September 19, 1996 and incorporated herein by reference.

*10.1	Hancock Holding Company 2014 Long Term Incentive Plan (filed as Exhibit 10.1 to Hancock’s Form 8-K filed with the Commission on April 21, 2014 and incorporated herein by reference).

*10.2	Form of Change in Control Employment Agreement between the Company and its executive officers (filed as Exhibit 10.2 to Hancock’s Form 8-K filed with the Commission on June 20, 2014 and incorporated herein by reference).

*10.3	Addendum to Nonqualified Deferred Compensation Plan describing SERP benefit (filed as Exhibit 10.3 to Hancock’s Form 10-Q filed with the Commission on August 8, 2014 and incorporated herein by reference).

*10.4	Form of 2014 Restricted Stock Award Agreement (filed as Exhibit 10.4 to Hancock’s Form 10-Q filed with the Commission on August 8, 2014 and incorporated herein by reference).

*10.5	Hancock Holding Company 2015 Executive Incentive Plan (filed as Exhibit 10.5 to Hancock’s Form 10-Q filed with the Commission on May 8, 2015 and incorporated herein by reference).

***10.6	Retirement and Restrictive Covenant Agreement, between the Company and Clifton J. Saik, dated June 29, 2015 and effective June 30, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

*	Compensatory plan or arrangement
**	Filed with this Form 10-Q