Form 10-Q
period 2015-09-30
HANCOCK HOLDING CO
filed 2015-11-06
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36872

HANCOCK HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Hancock Plaza, 2510 14th Street, Gulfport, Mississippi	39501
(Address of principal executive offices)	(Zip Code)

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

77,397,992 common shares were outstanding as of November 3, 2015.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2015	December 31, 2014
	unaudited
ASSETS
Cash and due from banks	$323,743	$356,455
Interest-bearing bank deposits	189,989	801,576
Federal funds sold	4,425	1,372
Securities available for sale, at fair value (amortized cost of $2,140,436 and $1,631,761)	2,168,837	1,660,165
Securities held to maturity (fair value of $2,414,682 and $2,186,340)	2,380,085	2,166,289
Loans held for sale	19,764	20,252
Loans	14,763,050	13,895,276
Less: allowance for loan losses	(139,576)	(128,762)

Loans, net	14,623,474	13,766,514

Property and equipment, net of accumulated depreciation of $203,994 and $193,527	380,809	398,384
Prepaid expenses	23,555	28,277
Other real estate, net	32,493	58,415
Accrued interest receivable	51,781	47,501
Goodwill	621,193	621,193
Other intangible assets, net	113,229	132,810
Life insurance contracts	431,524	426,617
FDIC loss share receivable	32,035	60,272
Deferred tax asset, net	66,942	74,335
Other assets	144,272	126,839

Total assets	$21,608,150	$20,747,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$6,075,558	$5,945,208
Interest-bearing	11,364,390	10,627,623

Total deposits	17,439,948	16,572,831

Short-term borrowings	1,049,182	1,151,573
Long-term debt	497,177	374,371
Accrued interest payable	7,087	4,204
Other liabilities	161,195	171,885

Total liabilities	19,154,589	18,274,864

Stockholders’ equity
Common stock – $3.33 par value per share; 350,000,000 shares authorized, 77,518,998 and 80,426,485 shares outstanding	258,138	267,820
Capital surplus	1,710,903	1,689,291
Treasury shares at cost – 9,296,513 and 7,053,028 shares	(251,082)	(158,131)
Retained earnings	781,769	723,496
Accumulated other comprehensive loss, net	(46,167)	(50,074)

Total stockholders’ equity	2,453,561	2,472,402

Total liabilities and stockholders’ equity	$21,608,150	$20,747,266

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Interest income:
Loans, including fees	$146,398	$150,481	$435,270	$453,066
Loans held for sale	176	197	494	544
Securities-taxable	23,631	20,824	66,095	64,601
Securities-tax exempt	839	954	2,564	2,946
Short-term investments	285	245	913	685

Total interest income	171,329	172,701	505,336	521,842

Interest expense:
Deposits	8,933	5,828	23,680	16,431
Short-term borrowings	273	238	631	2,109
Long-term debt	5,293	3,094	14,246	9,421

Total interest expense	14,499	9,160	38,557	27,961

Net interest income	156,830	163,541	466,779	493,881
Provision for loan losses	10,080	9,468	22,842	24,122

Net interest income after provision for loan losses	146,750	154,073	443,937	469,759

Noninterest income:
Service charges on deposit accounts	18,619	20,000	53,842	57,981
Trust fees	11,345	11,530	34,340	33,267
Bank card and ATM fees	11,637	11,641	34,688	33,806
Investment and annuity fees	6,149	5,506	16,037	15,555
Secondary mortgage market operations	3,413	2,313	9,695	6,036
Insurance commissions and fees	2,238	1,979	6,587	7,611
Amortization of FDIC loss share receivable	(1,564)	(2,760)	(4,034)	(9,989)
Other income	8,370	7,732	26,139	26,771
Securities transactions	4	—	337	—

Total noninterest income	60,211	57,941	177,631	171,038

Noninterest expense:
Compensation expense	71,187	69,207	206,754	204,900
Employee benefits	12,968	11,957	41,472	38,812

Personnel expense	84,155	81,164	248,226	243,712

Net occupancy expense	11,222	10,848	34,203	32,983
Equipment expense	3,598	4,619	11,623	12,958
Data processing expense	13,844	13,004	41,412	38,310
Professional services expense	7,656	7,229	31,978	22,817
Amortization of intangibles	6,027	6,570	18,493	20,352
Telecommunications and postage	3,485	3,648	10,607	11,094
Deposit insurance and regulatory fees	4,225	2,967	12,033	8,677
Other real estate expense, net	422	(104)	1,379	1,757
Other expense	16,559	19,134	53,671	60,259

Total noninterest expense	151,193	149,079	463,625	452,919

Income before income taxes	55,768	62,935	157,943	187,878
Income taxes	14,602	16,382	41,789	52,248

Net income	$41,166	$46,553	$116,154	$135,630

Earnings per common share-basic	$0.52	$0.56	$1.45	$1.62
Earnings per common share-diluted	$0.52	$0.56	$1.45	$1.62
Dividends paid per share	$0.24	$0.24	$0.72	$0.72
Weighted average shares outstanding-basic	77,928	81,721	78,452	81,965
Weighted average shares outstanding-diluted	78,075	81,942	78,609	82,204

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$41,166	$46,553	$116,154	$135,630
Other comprehensive income:
Net change in unrealized gain (loss)	15,131	(6,293)	2,174	9,119
Reclassification adjustment for net losses realized and included in earnings	802	98	2,208	293
Valuation adjustment for employee benefit plans	4,963	(104)	(959)	1,902
Amortization of unrealized net gain on securities transferred to held to maturity	1,023	892	2,609	2,463

Other comprehensive income (loss) before income taxes	21,919	(5,407)	6,032	13,777
Income tax expense (benefit)	8,002	(2,005)	2,125	5,091

Other comprehensive income (losses) net of income taxes	13,917	(3,402)	3,907	8,686

Comprehensive income	$55,083	$43,151	$120,061	$144,316

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
(in thousands, except share data)	Shares	Amount
Balance, January 1, 2014	82,237,162	$273,850	$1,647,467	$628,166	$(35,379)	$(89,035)	$2,425,069

Net income	—	—	—	135,630	—	—	135,630
Other comprehensive income	—	—	—	—	8,686	—	8,686

Comprehensive income	—	—	—	135,630	8,686	—	144,316
Cash dividends declared ($0.72 per common share)	—	—	—	(60,290)	—	—	(60,290)
Common stock activity, long-term incentive plan	224,963	749	49,119	—	—	(39,654)	10,214
Purchase of common stock under stock buyback program	(895,485)	(2,982)	—	—	—	(6,985)	(9,967)

Balance, September 30, 2014	81,566,640	$271,617	$1,696,586	$703,506	$(26,693)	$(135,674)	$2,509,342

Balance, January 1, 2015	80,426,485	$267,820	$1,689,291	$723,496	$(50,074)	$(158,131)	$2,472,402

Net income	—	—	—	116,154	—	—	116,154
Other comprehensive income	—	—	—	—	3,907	—	3,907

Comprehensive income	—	—	—	116,154	3,907	—	120,061
Cash dividends declared ($0.72 per common share)	—	—	—	(57,881)	—	—	(57,881)
Common stock activity, long-term incentive plan	224,399	747	21,612	—	—	(12,544)	9,815
Purchase of common stock under stock buyback programs	(3,131,886)	(10,429)	—	—	—	(80,407)	(90,836)

Balance, September 30, 2015	77,518,998	$258,138	$1,710,903	$781,769	$(46,167)	$(251,082)	$2,453,561

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,154	$135,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,533	22,976
Provision for loan losses	22,842	24,122
Gain on other real estate owned	(521)	(34)
Deferred tax expense	11,895	24,295
Increase in cash surrender value of life insurance contracts	(7,700)	(6,960)
Loss (gain) on disposal of other assets	1,626	(1,411)
Net decrease in loans held for sale	498	7,017
Write-downs on closed branch transfers to other real estate owned	—	2,683
Net amortization of securities premium/discount	15,456	12,891
Amortization of intangible assets	18,493	20,352
Amortization of FDIC indemnification asset	4,034	9,989
Stock-based compensation expense	9,469	10,514
(Decrease) increase in interest payable and other liabilities	(6,753)	(9,132)
Net payments from (to) FDIC for loss share claims	14,667	(366)
Decrease in FDIC loss share receivable	6,309	7,729
(Increase) decrease in other assets	(9,339)	21,086
Other, net	4,127	6,256

Net cash provided by operating activities	222,790	287,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	9,287	1,301
Proceeds from maturities of securities available for sale	755,663	218,351
Purchases of securities available for sale	(1,286,443)	(440,187)
Proceeds from maturities of securities held to maturity	439,410	358,649
Purchases of securities held to maturity	(658,226)	(1,031)
Net decrease (increase) in interest-bearing bank deposits	611,587	(199,982)
Net increase in federal funds sold and short-term investments	(3,053)	(2,736)
Net increase in loans	(882,702)	(1,060,864)
Purchase of life insurance contracts	—	(30,000)
Purchases of property and equipment	(19,529)	(14,370)
Proceeds from sales of property and equipment	13,607	8,607
Proceeds from sales of other real estate	39,612	42,913
Other, net	(8,603)	4,273

Net cash used in investing activities	(989,390)	(1,115,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	867,117	376,178
Net (decrease) increase in short-term borrowings	(102,391)	513,849
Repayments of long-term debt	(31,621)	(26,558)
Net proceeds from issuance of long-term debt	149,153	17,184
Dividends paid	(57,881)	(60,290)
Purchase of common stock under stock buyback program	(90,836)	(9,967)
Proceeds from exercise of stock options	347	962

Net cash provided by financing activities	733,888	811,358

NET DECREASE IN CASH AND DUE FROM BANKS	(32,712)	(16,081)
CASH AND DUE FROM BANKS, BEGINNING	356,455	348,440

CASH AND DUE FROM BANKS, ENDING	$323,743	$332,359

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$12,997	$23,920

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

Critical Accounting Policies and Estimates

There were no material changes or developments with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow.

Securities Available for Sale
(in thousands)	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury and government agency securities	$144	$—	$1	$143	$300,207	$372	$71	$300,508
Municipal obligations	15,712	240	—	15,952	13,995	186	5	14,176
Mortgage-backed securities	1,814,818	30,021	3,470	1,841,369	1,217,293	31,094	2,823	1,245,564
Collateralized mortgage obligations	303,816	1,964	633	305,147	88,093	—	1,229	86,864
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
Equity securities	2,446	313	33	2,726	8,673	891	11	9,553

	$2,140,436	$32,538	$4,137	$2,168,837	$1,631,761	$32,543	$4,139	$1,660,165

Securities Held to Maturity
(in thousands)	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury and government agency securities	$50,000	$343	$—	50,343	$—	$—	$—	$—
Municipal obligations	187,541	3,777	575	190,743	180,615	3,416	1,144	182,887
Mortgage-backed securities	992,984	27,677	—	1,020,661	899,923	23,897	162	923,658
Collateralized mortgage obligations	1,149,560	8,655	5,280	1,152,935	1,085,751	5,590	11,546	1,079,795

	$2,380,085	$40,452	$5,855	$2,414,682	$2,166,289	$32,903	$12,852	$2,186,340

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

The following table presents the amortized cost and fair value of debt securities at September 30, 2015 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

(in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$43,655	$43,069
Due after one year through five years	78,375	79,710
Due after five years through ten years	280,603	289,987
Due after ten years	1,735,357	1,753,345

Total available for sale debt securities	$2,137,990	$2,166,111

	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$248,854	$250,028
Due after one year through five years	420,607	420,768
Due after five years through ten years	107,040	107,116
Due after ten years	1,603,584	1,636,770

Total held to maturity securities	$2,380,085	$2,414,682

The Company held no securities classified as trading at September 30, 2015 or December 31, 2014.

The details for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale September 30, 2015	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasury and government agency securities	$—	$—	$88	$1	$88	$1
Mortgage-backed securities	482,530	1,884	115,334	1,586	597,864	3,470
Collateralized mortgage obligations	48,576	11	34,958	622	83,534	633
Equity securities	1,510	31	2	2	1,512	33

	$532,616	$1,926	$150,382	$2,211	$682,998	$4,137

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

Available for Sale December 31, 2014	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasury and government agency securities	$99,950	$70	$121	$1	$100,071	$71
Municipal obligations	2,995	5	—	—	2,995	5
Mortgage-backed securities	38,955	163	125,641	2,660	164,596	2,823
Collateralized mortgage obligations	—	—	86,864	1,229	86,864	1,229
Equity securities	5,998	10	3	1	6,001	11

	$147,898	$248	$212,629	$3,891	$360,527	$4,139

The details for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity September 30, 2015	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal obligations	$21,844	$65	$49,025	$510	$70,869	$575
Collateralized mortgage obligations	47,775	314	375,397	4,966	423,172	5,280

	$69,619	$379	$424,422	$5,476	$494,041	$5,855

Held to maturity December 31, 2014	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal obligations	$4,316	$12	$58,105	$1,132	$62,421	$1,144
Mortgage-backed securities	—	—	95,522	162	95,522	162
Collateralized mortgage obligations	119,222	616	540,607	10,930	659,829	11,546

	$123,538	$628	$694,234	$12,224	$817,772	$12,852

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Securities (continued)

The unrealized losses primarily relate to changes in market rates on fixed-rate debt securities since the respective purchase dates. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to meet contractual obligations. The Company believes it has adequate liquidity and, therefore, does not plan to and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Securities with carrying values totaling $3.0 billion at September 30, 2015 and $3.2 billion at December 31, 2014 were pledged as collateral primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses

Loans, net of unearned income, consisted of the following.

(in thousands)	September 30, 2015	December 31, 2014
Originated loans:
Commercial non-real estate	$6,232,310	$5,917,728
Construction and land development	1,068,895	1,073,964
Commercial real estate	2,956,354	2,428,195
Residential mortgages	1,843,756	1,704,770
Consumer	1,976,872	1,685,542

Total originated loans	$14,078,187	$12,810,199

Acquired loans:
Commercial non-real estate	$107,985	$120,137
Construction and land development	8,297	21,123
Commercial real estate	352,896	688,045
Residential mortgages	819	2,378
Consumer	22	985

Total acquired loans	$470,019	$832,668

FDIC acquired loans:
Commercial non-real estate	$5,699	$6,195
Construction and land development	8,393	11,674
Commercial real estate	18,136	27,808
Residential mortgages	169,214	187,033
Consumer	13,402	19,699

Total FDIC acquired loans	$214,844	$252,409

Total loans:
Commercial non-real estate	$6,345,994	$6,044,060
Construction and land development	1,085,585	1,106,761
Commercial real estate	3,327,386	3,144,048
Residential mortgages	2,013,789	1,894,181
Consumer	1,990,296	1,706,226

Total loans	$14,763,050	$13,895,276

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

Acquired loans

Loans reported as “acquired” are those loans that were purchased in the 2011 Whitney Holding Corporation acquisition. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. At the time of the Whitney acquisition, the Whitney acquired loans were segregated between those considered to be performing (“acquired-performing”) and those with evidence of credit deterioration (“acquired-impaired”) based on such factors as past due status, nonaccrual status and credit risk ratings (rated substandard or worse). The acquired loans were further segregated into loan pools designed to facilitate the development of expected cash flows to be used in estimating fair value for purchase accounting. Acquired-performing loans are accounted for under ASC 310-20 and acquired-impaired loans are accounted for under ASC 310-30.

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

The loss share receivable is reviewed and updated prospectively as loss estimates related to covered loan pools change. Increases in expected reimbursements under the loss sharing agreement will lead to an increase in the loss share receivable. A decrease in expected reimbursements is reflected first as a reversal of any previously recorded increase in the loss share receivable on the covered loan pools with the remainder reflected as an increase in the loss share receivable’s amortization rate. The loss share receivable serves to offset the impact on provision due to impairments or impairment reversals that occur as a result of changes in loss estimates on the underlying covered loan pools. The excess (or shortfall) of expected claims compared to the carrying value of the loss share receivable is accreted (amortized) into noninterest income over the shorter of the remaining life of the covered loan pool or the life of the loss share agreement. The impact on operations of an increase in the loss share receivable’s amortization rate is associated with an increase in the accretable yield on the underlying loan pool. The loss share receivable is reduced as cash is received from the FDIC related to losses incurred on covered assets.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the loss share receivable for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014
Balance, January 1	$60,272	$113,834
Amortization	(4,034)	(9,989)
Charge-offs, write-downs and other recoveries	(6,733)	(793)
External expenses qualifying under loss share agreement	1,035	3,325
Changes due to changes in cash flow projections	(1,984)	(14,569)
FDIC resolution of denied claims	(1,854)	(10,268)
Net payments (from) to FDIC	(14,667)	366

Ending balance	$32,035	$81,906

The loss share agreement covering the non-single family FDIC acquired portfolio expired in December 2014. The loss share agreement covering the single family portfolio expires in December 2019.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following schedule shows activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 and 2014 as well as the corresponding recorded investment in loans at the end of each period.

(in thousands)	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
	Nine Months Ended September 30, 2015
Originated loans
Allowance for loan losses:
Beginning balance	$50,258	$5,413	$16,544	$8,051	$17,435	$97,701
Charge-offs	(3,068)	(1,483)	(1,128)	(1,451)	(10,431)	(17,561)
Recoveries	2,589	2,006	635	578	3,418	9,226
Net provision for loan losses	13,594	(289)	825	283	10,119	24,532

Ending balance	$63,373	$5,647	$16,876	$7,461	$20,541	$113,898

Ending balance:
Individually evaluated for impairment	$5,588	$21	$2,737	$96	$3	$8,445
Collectively evaluated for impairment	57,785	5,626	14,139	7,365	20,538	105,453

Loans:
Ending balance:	$6,232,310	$1,068,895	$2,956,354	$1,843,756	$1,976,872	$14,078,187
Individually evaluated for impairment	75,345	2,053	31,478	903	157	109,936
Collectively evaluated for impairment	6,156,965	1,066,842	2,924,876	1,842,853	1,976,715	13,968,251

Acquired loans
Allowance for loan losses:
Beginning balance	$—	$—	$477	$—	$—	$477
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	—	—	(304)	—	—	(304)

Ending balance	$—	$—	$173	$—	$—	$173

Ending balance:
Individually evaluated for impairment	$—	$—	$173	$—	$—	$173
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	—	—	—	—	—	—

Loans:
Ending balance:	$107,985	$8,297	$352,896	$819	$22	$470,019
Individually evaluated for impairment	—	—	2,507	—	—	2,507
Acquired-impaired loans	7,459	7,943	18,818	819	22	35,061
Collectively evaluated for impairment	100,526	354	331,571	—	—	432,451

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

(in thousands)	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
	Nine Months Ended September 30, 2015
FDIC acquired loans
Allowance for loan losses:
Beginning balance	$911	$1,008	$4,061	$20,609	$3,995	$30,584
Charge-offs	(1,425)	(406)	(2,732)	(748)	(140)	(5,451)
Recoveries	1,699	896	957	5	185	3,742
Net provision for loan losses	(950)	235	(620)	1,181	(1,232)	(1,386)
Increase (decrease) in FDIC loss share receivable	314	(6)	523	(2,718)	(97)	(1,984)

Ending balance	$549	$1,727	$2,189	$18,329	$2,711	$25,505

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	549	1,727	2,189	18,329	2,711	25,505
Collectively evaluated for impairment	—	—	—	—	—	—

Loans:
Ending balance:	$5,699	$8,393	$18,136	$169,214	$13,402	$214,844
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	5,699	8,393	18,136	169,214	13,402	214,844
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$51,169	$6,421	$21,082	$28,660	$21,430	$128,762
Charge-offs	(4,493)	(1,889)	(3,860)	(2,199)	(10,571)	(23,012)
Recoveries	4,288	2,902	1,592	583	3,603	12,968
Net provision for loan losses	12,644	(54)	(99)	1,464	8,887	22,842
Increase (decrease) in FDIC loss share receivable	314	(6)	523	(2,718)	(97)	(1,984)

Ending balance	$63,922	$7,374	$19,238	$25,790	$23,252	$139,576

Ending balance:
Individually evaluated for impairment	$5,588	$21	$2,910	$96	$3	$8,618
Amounts related to acquired-impaired loans	549	1,727	2,189	18,329	2,711	25,505
Collectively evaluated for impairment	57,785	5,626	14,139	7,365	20,538	105,453

Loans:
Ending balance:	$6,345,994	$1,085,585	$3,327,386	$2,013,789	$1,990,296	$14,763,050
Individually evaluated for impairment	75,345	2,053	33,985	903	157	112,443
Acquired-impaired loans	13,158	16,336	36,954	170,033	13,424	249,905
Collectively evaluated for impairment	6,257,491	1,067,196	3,256,447	1,842,853	1,976,715	14,400,702

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(In thousands)	Nine Months Ended September 30, 2014
FDIC acquired loans
Allowance for loan losses:
Beginning balance	$2,323	$2,655	$10,929	$27,989	$9,198	$53,094
Charge-offs	(176)	(350)	(4,480)	(677)	(1,192)	(6,875)
Recoveries	467	1,504	1,408	1	370	3,750
Net provision for loan losses	(79)	(138)	(125)	(257)	(167)	(766)
(Decrease) increase in FDIC loss share receivable	(1,507)	(2,404)	(2,418)	(4,873)	(3,368)	(14,570)

Ending balance	$1,028	$1,267	$5,314	$22,183	$4,841	$34,633

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	1,028	1,267	5,314	22,183	4,841	34,633
Collectively evaluated for impairment	—	—	—	—	—	—

Loans:
Ending balance:	$11,171	$11,166	$41,550	$185,289	$31,654	$280,830
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	11,171	11,166	41,550	185,289	31,654	280,830
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$37,017	$8,845	$31,612	$34,881	$21,271	$133,626
Charge-offs	(4,866)	(2,965)	(6,735)	(2,470)	(13,112)	(30,148)
Recoveries	2,585	2,724	2,639	502	4,092	12,542
Net provision for loan losses	9,650	3,449	(3,299)	3,386	10,936	24,122
(Decrease) increase in FDIC loss share receivable	(1,507)	(2,404)	(2,418)	(4,873)	(3,368)	(14,570)

Ending balance	$42,879	$9,649	$21,799	$31,426	$19,819	$125,572

Ending balance:
Individually evaluated for impairment	$116	$676	$144	$382	$—	$1,318
Amounts related to acquired-impaired loans	1,028	1,267	5,314	22,183	4,841	34,633
Collectively evaluated for impairment	41,735	7,706	16,341	8,861	14,978	89,621

Loans:
Ending balance:	$5,587,137	$1,095,902	$3,100,834	$1,858,490	$1,706,211	$13,348,574
Individually evaluated for impairment	6,513	8,901	14,944	2,740	—	33,098
Acquired-impaired loans	15,235	30,366	68,942	190,327	31,797	336,667
Collectively evaluated for impairment	5,565,389	1,056,635	3,016,948	1,665,423	1,674,414	12,978,809

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

	September 30,	December 31,
(in thousands)	2015	2014
Originated loans:
Commercial non-real estate	$93,448	$15,511
Construction and land development	5,527	6,462
Commercial real estate	36,367	22,047
Residential mortgages	21,750	21,702
Consumer	6,838	5,574

Total originated loans	$163,930	$71,296

Acquired loans:
Commercial non-real estate	$—	$—
Construction and land development	—	—
Commercial real estate	3,015	6,139
Residential mortgages	—	—
Consumer	—	—

Total acquired loans	$3,015	$6,139

FDIC acquired loans:
Commercial non-real estate	$—	$—
Construction and land development	—	1,103
Commercial real estate	—	433
Residential mortgages	—	392
Consumer	—	174

Total FDIC acquired loans	$—	$2,102

Total loans:
Commercial non-real estate	$93,448	$15,511
Construction and land development	5,527	7,565
Commercial real estate	39,382	28,619
Residential mortgages	21,750	22,094
Consumer	6,838	5,748

Total loans	$166,945	$79,537

Nonaccrual loans include loans modified in troubled debt restructurings (“TDRs”) of $4.9 million and $7.0 million at September 30, 2015 and December 31, 2014, respectively. Total TDRs, both accruing and nonaccruing, were $10.7 million as of September 30, 2015 and $16.0 million at December 31, 2014.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The table below details TDRs that were modified during the nine months ended September 30, 2015 and September 30, 2014 by portfolio segment.

Nine Months Ended
(in thousands)	September 30, 2015			September 30, 2014
Troubled Debt Restructurings:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Originated loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	482	482	2	2,430	2,385
Residential mortgages	4	185	185	4	1,495	848
Consumer	1	20	20	—	—	—

Total originated loans	6	$687	$687	6	$3,925	$3,233

Acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total acquired loans	—	$—	$—	—	$—	$—

FDIC acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total FDIC acquired loans	—	$—	$—	—	$—	$—

Total loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	482	482	2	2,430	2,385
Residential mortgages	4	185	185	4	1,495	848
Consumer	1	20	20	—	—	—

Total loans	6	$687	$687	6	$3,925	$3,233

No TDRs that subsequently defaulted within twelve months of modification were recorded in the nine months ended September 30, 2015. For the nine months ended September 30, 2014, one originated commercial non-real estate loan with a recorded investment of $0.9 million subsequently defaulted within twelve months of modification.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The tables below present loans that are individually evaluated for impairment disaggregated by class at September 30, 2015 and December 31, 2014. Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(in thousands)
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$32,963	$33,468	$—	$14,887	$—
Construction and land development	1,391	1,391	—	1,319	—
Commercial real estate	12,945	14,952	—	11,018	26
Residential mortgages	—	—	—	259	2
Consumer	95	95	—	74	—

	47,394	49,906	—	27,557	28
With an allowance recorded:
Commercial non-real estate	42,382	43,146	5,588	16,683	6
Construction and land development	662	2,224	21	3,443	66
Commercial real estate	18,533	18,536	2,737	12,143	70
Residential mortgages	903	1,413	96	1,578	18
Consumer	62	62	3	27	3

	62,542	65,381	8,445	33,874	163
Total:
Commercial non-real estate	75,345	76,614	5,588	31,570	6
Construction and land development	2,053	3,615	21	4,762	66
Commercial real estate	31,478	33,488	2,737	23,161	96
Residential mortgages	903	1,413	96	1,837	20
Consumer	157	157	3	101	3

Total originated loans	$109,936	$115,287	$8,445	$61,431	$191

Acquired loans:
With an allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	2,507	2,522	173	2,580	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	2,507	2,522	173	2,580	—
Total:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	2,507	2,522	173	2,580	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total acquired loans	$2,507	$2,522	$173	$2,580	$—

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(in thousands)
Total loans:
With no related allowance recorded:
Commercial non-real estate	$32,963	$33,468	$—	$14,887	$—
Construction and land development	1,391	1,391	—	1,319	—
Commercial real estate	12,945	14,952	—	11,018	26
Residential mortgages	—	—	—	259	2
Consumer	95	95	—	74	—

	47,394	49,906	—	27,557	28
With an allowance recorded:
Commercial non-real estate	42,382	43,146	5,588	16,683	6
Construction and land development	662	2,224	21	3,443	66
Commercial real estate	21,040	21,058	2,910	14,723	70
Residential mortgages	903	1,413	96	1,578	18
Consumer	62	62	3	27	3

	65,049	67,903	8,618	36,454	163
Total:
Commercial non-real estate	75,345	76,614	5,588	31,570	6
Construction and land development	2,053	3,615	21	4,762	66
Commercial real estate	33,985	36,010	2,910	25,741	96
Residential mortgages	903	1,413	96	1,837	20
Consumer	157	157	3	101	3

Total loans	$112,443	$117,809	$8,618	$64,011	$191

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The tables below present the age analysis of past due loans at September 30, 2015 and December 31, 2014. FDIC acquired and acquired-impaired loans accounted for in pools with an accretable yield are considered to be current.

September 30, 2015	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Originated loans:
Commercial non-real estate	$19,298	$3,271	$6,805	$29,374	$6,202,936	$6,232,310	$878
Construction and land development	2,489	602	4,471	7,562	1,061,333	1,068,895	1,700
Commercial real estate	5,823	3,572	16,289	25,684	2,930,670	2,956,354	1,773
Residential mortgages	25,525	4,619	9,669	39,813	1,803,943	1,843,756	46
Consumer	13,037	5,490	5,271	23,798	1,953,074	1,976,872	1,350

Total	$66,172	$17,554	$42,505	$126,231	$13,951,956	$14,078,187	$5,747

Acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$107,985	$107,985	$—
Construction and land development	—	—	—	—	8,297	8,297	—
Commercial real estate	744	428	445	1,617	351,279	352,896	129
Residential mortgages	—	—	—	—	819	819	—
Consumer	—	—	—	—	22	22	—

Total	$744	$428	$445	$1,617	$468,402	$470,019	$129

FDIC acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$5,699	$5,699	$—
Construction and land development	—	—	—	—	8,393	8,393	—
Commercial real estate	—	—	—	—	18,136	18,136	—
Residential mortgages	—	—	—	—	169,214	169,214	—
Consumer	—	—	—	—	13,402	13,402	—

Total	$—	$—	$—	$—	$214,844	$214,844	$—

Total loans:
Commercial non-real estate	$19,298	$3,271	$6,805	$29,374	$6,316,620	$6,345,994	$878
Construction and land development	2,489	602	4,471	7,562	1,078,023	1,085,585	1,700
Commercial real estate	6,567	4,000	16,734	27,301	3,300,085	3,327,386	1,902
Residential mortgages	25,525	4,619	9,669	39,813	1,973,976	2,013,789	46
Consumer	13,037	5,490	5,271	23,798	1,966,498	1,990,296	1,350

Total	$66,916	$17,982	$42,950	$127,848	$14,635,202	$14,763,050	$5,876

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

The following tables present the credit quality indicators of the Company’s various classes of loans at September 30, 2015 and December 31, 2014.

Commercial Non-Real Estate Credit Exposure

Credit Risk Profile by Internally Assigned Grade

(in thousands)	September 30, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Grade:
Pass	$5,531,569	$100,836	$2,201	$5,634,606	$5,577,827	$111,847	$2,027	$5,691,701
Pass-Watch	134,860	76	883	135,819	174,742	715	1,120	176,577
Special Mention	225,228	328	—	225,556	52,962	350	—	53,312
Substandard	340,618	6,745	2,615	349,978	112,153	7,225	3,017	122,395
Doubtful	35	—	—	35	44	—	31	75

Total	$6,232,310	$107,985	$5,699	$6,345,994	$5,917,728	$120,137	$6,195	$6,044,060

Construction Credit Exposure

Credit Risk Profile by Internally Assigned Grade

(in thousands)	September 30, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Grade:
Pass	$1,020,611	$1,354	$2,238	$1,024,203	$1,012,128	$14,377	$2,468	$1,028,973
Pass-Watch	3,038	2,324	947	6,309	21,516	432	532	22,480
Special Mention	11,612	—	286	11,898	7,097	129	319	7,545
Substandard	33,634	4,619	4,922	43,175	33,223	6,185	8,355	47,763

Total	$1,068,895	$8,297	$8,393	$1,085,585	$1,073,964	$21,123	$11,674	$1,106,761

Commercial Real Estate Credit Exposure

Credit Risk Profile by Internally Assigned Grade

(in thousands)	September 30, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Grade:
Pass	$2,769,860	$328,821	$3,298	$3,101,979	$2,241,391	$641,966	$4,139	$2,887,496
Pass-Watch	41,344	5,247	2,585	49,176	61,589	11,142	4,547	77,278
Special Mention	42,674	5,373	1,433	49,480	21,543	8,113	1,319	30,975
Substandard	102,459	13,455	10,820	126,734	103,651	26,824	17,803	148,278
Doubtful	17	—	—	17	21	—	—	21

Total	$2,956,354	$352,896	$18,136	$3,327,386	$2,428,195	$688,045	$27,808	$3,144,048

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Loans and Allowance for Loan Losses (continued)

Residential Mortgage Credit Exposure

Credit Risk Profile Based on Payment Activity and Accrual Status

(in thousands)	September 30, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Performing	$1,821,959	$819	$169,214	$1,991,992	$1,681,868	$2,378	$186,641	$1,870,887
Nonperforming	21,797	—	—	21,797	22,902	—	392	23,294

Total	$1,843,756	$819	$169,214	$2,013,789	$1,704,770	$2,378	$187,033	$1,894,181

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity and Accrual Status

(in thousands)	September 30, 2015				December 31, 2014
	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Performing	$1,968,684	$22	$13,402	$1,982,108	$1,678,069	$985	$19,525	$1,698,579
Nonperforming	8,188	—	—	8,188	7,473	—	174	7,647

Total	$1,976,872	$22	$13,402	$1,990,296	$1,685,542	$985	$19,699	$1,706,226

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

Changes in the carrying amount of acquired-impaired loans and accretable yield are presented in the following table for the nine months ended September 30, 2015 and the year ended December 31, 2014.

(in thousands)	September 30, 2015				December 31, 2014
	FDIC acquired		Acquired		FDIC acquired		Acquired
	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
Balance at beginning of period	$252,409	$112,788	$61,276	$74,668	$358,666	$122,715	$68,075	$131,370
Payments received, net	(47,732)	(395)	(38,243)	(14,256)	(125,388)	(1,071)	(50,178)	(32,855)
Accretion	10,167	(10,167)	12,028	(12,028)	19,131	(19,131)	43,379	(43,379)
Decrease in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	(1,385)	—	(627)	—	(1,137)	—	(203)
Net transfers from nonaccretable difference to accretable yield	—	(2,485)	—	(466)	—	11,412	—	19,735

Balance at end of period	$214,844	$98,356	$35,061	$47,291	$252,409	$112,788	$61,276	$74,668

Included in loans are $9.0 million and $13.7 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of September 30, 2015 and December 31, 2014, respectively. Of these loans, $5.4 million and $8.1 million, respectively, are covered by an FDIC loss share agreement that provides significant protection against losses. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $7.9 million and $12.7 million of foreclosed single family residential properties in other real estate owned as of September 30, 2015 and December 31, 2014, respectively. Of these foreclosed properties, $2.3 million and $8.2 million as of September 30, 2015 and December 31, 2014, respectively, are also covered by the FDIC loss share agreement.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4. Securities Sold under Agreements to Repurchase

Included in short term borrowings at September 30, 2015 was $439.0 million of customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and were secured by agency securities. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is very limited.

5. Long-Term Debt

Long-term debt consisted of the following.

(in thousands)	September 30, 2015	December 31, 2014
Subordinated notes payable, maturing June 2045	$150,000	$—
Subordinated notes payable, maturing April 2017	98,011	98,011
Term note payable, maturing December 2015	123,200	149,600
Other long-term debt	125,966	126,760

Total long-term debt	$497,177	$374,371

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

The 5.875% fixed-rate subordinated notes maturing April 2017 were issued by Whitney National Bank and later assumed by Hancock in the Whitney acquisition. As of September 30, 2015, 20% of the balance of these notes qualifies as capital in the calculation of certain regulatory capital ratios. The notes will no longer qualify as capital as of April 1, 2016.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Long-Term Debt (continued)

The Company and the Bank must comply with certain financial covenants in the term loan agreement and are subject to other restrictions customary in financings of this nature, none of which are expected to adversely impact their operations. The financial covenants cover, among other things, the maintenance of minimum levels for regulatory capital ratios, consolidated net worth, consolidated return on assets, and holding company liquidity and dividend capacity, and specify a maximum ratio of consolidated nonperforming assets to consolidated total loans and other real estate, calculated without FDIC acquired assets. The Company was in compliance with all covenants as of September 30, 2015 and December 31, 2014.

Substantially all of the other long-term debt consists of borrowings associated with tax credit fund activities. Although these borrowings have indicated maturities through 2053, they are expected to be paid off at the end of the seven-year compliance period for the related tax credit investments.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Fair Value (continued)

	September 30, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$143	$143
Municipal obligations	—	15,952	15,952
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,841,369	1,841,369
Collateralized mortgage obligations	—	305,147	305,147
Equity securities	2,726	—	2,726

Total available for sale securities	2,726	2,166,111	2,168,837

Derivative assets (1)	—	31,399	31,399

Total recurring fair value measurements – assets	$2,726	$2,197,510	$2,200,236

Liabilities
Derivative liabilities (1)	$—	$30,908	$30,908

Total recurring fair value measurements – liabilities	$—	$30,908	$30,908

(1)	For further disaggregation of derivative assets and liabilities, see Note 7 – Derivatives.

	December 31, 2014
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$300,508	$300,508
Municipal obligations	—	14,176	14,176
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,245,564	1,245,564
Collateralized mortgage obligations	—	86,864	86,864
Equity securities	9,553	—	9,553

Total available for sale securities	9,553	1,650,612	1,660,165

Derivative assets (1)	—	19,432	19,432

Total recurring fair value measurements – assets	$9,553	$1,670,044	$1,679,597

Liabilities
Derivative liabilities (1)	$—	$20,860	$20,860

Total recurring fair value measurements – liabilities	$—	$20,860	$20,860

(1)	For further disaggregation of derivative assets and liabilities, see Note 7 – Derivatives.

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

The Company invests only in securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two and five. Company policies generally limit investments to agency securities and municipal securities determined to be investment grade according to an internally generated score which generally includes a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating agency. There were no transfers between valuation hierarchy levels during the periods shown.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Fair Value (continued)

The fair value information presented below is not as of the period-end, rather it was as of the date the fair value adjustment was recorded during the twelve months ended for each of the dates presented below, and excludes nonrecurring fair value measurements of assets no longer on the balance sheet.

The following tables present the Company’s financial assets that are measured at fair value on a nonrecurring basis for each of the fair value hierarchy levels.

	September 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$98,019	$—	$98,019
Other real estate owned	—	—	21,778	21,778

Total nonrecurring fair value measurements	$—	$98,019	$21,778	$119,797

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$30,204	$—	$30,204
Other real estate owned	—	—	29,715	29,715

Total nonrecurring fair value measurements	$—	$30,204	$29,715	$59,919

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

Cash, Short-Term Investments and Federal Funds Sold – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Fair Value (continued)

Securities Sold under Agreements to Repurchase, Federal Funds Purchased, and Federal Home Loan Bank (“FHLB”) Borrowings – For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Debt – The fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained.

Derivative Financial Instruments – The fair value measurement for derivative financial instruments was discussed earlier in the note.

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at September 30, 2015 and December 31, 2014.

	September 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$518,157	$—	$—	$518,157	$518,157
Available for sale securities	2,726	2,166,111	—	2,168,837	2,168,837
Held to maturity securities	—	2,414,682	—	2,414,682	2,380,085
Loans, net	—	98,019	14,558,423	14,656,442	14,623,474
Loans held for sale	—	19,764	—	19,764	19,764
Derivative financial instruments	—	31,399	—	31,399	31,399

Financial liabilities:
Deposits	$—	$—	$17,423,721	$17,423,721	$17,439,948
Federal funds purchased	10,200	—	—	10,200	10,200
Securities sold under agreements to repurchase	438,982	—	—	438,982	438,982
FHLB borrowings	600,000	—	—	600,000	600,000
Long-term debt	—	504,475	—	504,475	497,177
Derivative financial instruments	—	30,908	—	30,908	30,908

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

7. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to its variable rate borrowing. The Bank has also entered into interest rate derivative agreements as a service to certain qualifying customers. The Bank manages a matched book with respect to these customer derivatives in order to minimize their net risk exposure resulting from such agreements. The Bank also enters into risk participation agreements under which they may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7. Derivatives (continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014.

					Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in thousands)	Type of Hedge	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$500,000	$300,000	$1,419	$—	$—	$592

		$500,000	$300,000	$1,419	$—	$—	$592

Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$728,674	$747,754	$26,621	$17,806	$27,362	$18,419
Risk participation agreements	N/A	87,184	80,438	107	125	206	208
Forward commitments to sell residential mortgage loans	N/A	38,817	52,238	100	80	329	250
Interest rate-lock commitments on residential mortgage loans	N/A	22,127	33,068	161	111	45	44
Foreign exchange forward contracts	N/A	62,221	89,432	2,991	1,310	2,966	1,347

		$939,023	$1,002,930	$29,980	$19,432	$30,908	$20,268

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

Cash Flow Hedges of Interest Rate Risk

The Company is party to two interest rate swap agreements – one with a notional amount of $300 million and the second with a notional amount of $200 million. For both agreements, the Company receives interest at a fixed rate and pays at a variable rate. The derivative instruments represented by these swap agreements were designated as and qualify as cash flow hedges of the Company’s forecasted variable cash flows for a pool of variable rate loans. The $300 million swap agreement expires in January, 2017 and the $200 million swap agreement expires in June, 2017.

During the terms of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affects earnings. The impact on AOCI was insignificant for the three-month and nine-month periods ended September 30, 2015. There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings.

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

Effect of Derivative Instruments on the Income Statement

The effect of the Company’s derivative financial instruments on the income statement was immaterial for the three-month and nine-month periods ended September 30, 2015 and 2014.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7. Derivatives (continued)

Credit risk-related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of September 30, 2015, the aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $12.8 million, for which the Bank had posted collateral of $28.9 million.

Offsetting Assets and Liabilities

Offsetting information in regards to derivative assets and liabilities subject to master netting agreements at September 30, 2015 and December 31, 2014 is presented in the following tables.

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)				Financial Instruments	Cash Collateral	Net Amount
As of September 30, 2015
Derivative Assets	$26,728	$—	$26,728	$118	$—	$26,610

Total	$26,728	$—	$26,728	$118	$—	$26,610

Derivative Liabilities	$27,568	$—	$27,568	$118	$28,796	$(1,346)

Total	$27,568	$—	$27,568	$118	$28,796	$(1,346)

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
Description				Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2014
Derivative Assets	$17,931	$—	$17,931	$936	$—	$16,995

Total	$17,931	$—	$17,931	$936	$—	$16,995

Derivative Liabilities	$18,627	$—	$18,627	$936	$17,343	$348

Total	$18,627	$—	$18,627	$936	$17,343	$348

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8. Stockholders’ Equity

Stock Repurchase Program

On August 28, 2015, the Company’s board of directors approved a stock repurchase plan that authorizes the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock. The approved plan allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company from time to time until September 30, 2016. Under this plan, the Company has repurchased 568,279 shares of its common stock at an average price of $27.39 per share through September 30, 2015.

In March 2015, the Company completed the prior stock repurchase program that had been approved by the Company’s board of directors on July 16, 2014 which authorized the repurchase of up to 5%, or approximately 4.1 million shares, of its outstanding common stock. Under this plan, the Company repurchased a total of 4.1 million shares of its common stock at an average price of $30.02 per share.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8. Stockholders’ Equity (continued)

The components of AOCI and changes in those components are presented in the following table.

(in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Loss on Effective Cash Flow Hedges	Total
Balance, December 31, 2013	$8,263	$(21,189)	$(22,453)	$—	$(35,379)

Other comprehensive income before income taxes:
Net change in unrealized gain	9,119	—	—	—	9,119
Reclassification of net losses realized and included in earnings	—	—	293	—	293
Valuation adjustment for employee benefit plans	—	—	1,902	—	1,902
Amortization of unrealized net loss on securities transferred to HTM	—	2,463	—	—	2,463
Income tax expense	3,309	879	903	—	5,091

Balance, September 30, 2014	$14,073	$(19,605)	$(21,161)	$—	$(26,693)

Balance, December 31, 2014	$18,001	$(19,074)	$(48,626)	$(375)	$(50,074)

Other comprehensive income before income taxes:
Net change in unrealized gain	163	—	—	2,011	2,174
Reclassification of net (gain) losses realized and included in earnings	(165)	—	2,373	—	2,208
Valuation adjustment for employee benefit plans	—	—	(959)		(959)
Amortization of unrealized net loss on securities transferred to HTM	—	2,609	—	—	2,609
Income tax (benefit) expense	(73)	953	513	732	2,125

Balance, September 30, 2015	$18,072	$(17,418)	$(47,725)	$904	$(46,167)

The following table shows the line items in the consolidated income statements affected by amounts reclassified from accumulated other comprehensive income.

	Nine Months Ended September 30,		Affected line item on the income statement
Amount reclassified from AOCI (a)
(in thousands)	2015	2014
Gain on sale of AFS securities	$165	$—	Securities gains (losses)
Tax effect	(58)	—	Income taxes

Net of tax	107	—	Net income

Amortization of unrealized net loss on securities transferred to HTM	$(2,609)	$(2,463)	Interest income
Tax effect	953	879	Income taxes

Net of tax	(1,656)	(1,584)	Net income

Amortization of defined benefit pension and post-retirement items	(2,373)	(293)	Employee benefits expense (b)
Tax effect	831	103	Income taxes

Net of tax	(1,542)	(190)	Net income

Total reclassifications, net of tax	$(3,091)	$(1,774)	Net income

(a)	Amounts in parenthesis indicate reduction in net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 11 for additional details).

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income to common shareholders	$41,166	$46,553	$116,154	$135,630
Net income allocated to participating securities – basic and diluted	840	883	2,541	2,783

Net income allocated to common shareholders – basic and diluted	$40,326	$45,670	$113,613	$132,847

Denominator:
Weighted-average common shares – basic	77,928	81,721	78,452	81,965
Dilutive potential common shares	147	221	157	239

Weighted-average common shares – diluted	78,075	81,942	78,609	82,204

Earnings per common share:
Basic	$0.52	$0.56	$1.45	$1.62
Diluted	$0.52	$0.56	$1.45	$1.62

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 761,113 and 815,765, respectively, for the three and nine months ended September 30, 2015 and 569,404 and 639,486, respectively, for the three and nine months ended September 30, 2014.

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

A summary of option activity for the nine months ended September 30, 2015 is presented below.

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	933,750	$37.03
Exercised	(11,577)	29.94
Cancelled/Forfeited	(56,987)	35.89
Expired	(111,424)	34.79

Outstanding at September 30, 2015	753,762	$37.55	3.9	$—

Exercisable at September 30, 2015	635,712	$38.90	3.5	$—

The total intrinsic value of options exercised was $0.2 million for both the nine months ended September 30, 2015 and 2014.

The restricted and performance shares in the table below are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance shares as of September 30, 2015 and changes during the nine months ended September 30, 2015, is presented in the following table.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	2,040,299	$32.27
Granted	106,833	27.40
Vested	(239,761)	31.93
Forfeited	(143,884)	32.64

Nonvested at September 30, 2015	1,763,487	$31.99

As of September 30, 2015, there were $32.2 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest. This compensation is expected to be recognized in expense over a weighted average period of 3.1 years. The total fair value of shares which vested during the nine months ended September 30, 2015 and 2014 was $7.6 million and $10.0 million, respectively.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

10. Share-Based Payment Arrangements (continued)

During the nine months ended September 30, 2015, the Company granted 59,312 performance shares with a grant date fair value of $25.77 per share to key members of executive and senior management. The number of 2015 performance shares that ultimately vest at the end of the three-year required service period, if any, will be based on the relative rank of Hancock’s three-year total shareholder return (“TSR”) among the TSRs of a peer group of fifty regional banks. The maximum number of performance shares that could vest is 200% of the target award. The fair value of the performance awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares is recognized on a straight-line basis over the service period.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

(in thousands)	Pension Benefits		Other Post- retirement Benefits
	2015	2014	2015	2014
Three Months Ended September 30,
Service cost	$3,383	$3,230	$23	$31
Interest cost	4,672	4,812	174	285
Expected return on plan assets	(8,207)	(8,056)	—	—
Amortization of net loss	842	7	(40)	91

Net periodic benefit cost	$690	$(7)	$157	$407

Nine Months Ended September 30,
Service cost	$10,128	$9,690	$95	$94
Interest cost	13,963	14,438	717	855
Expected return on plan assets	(24,626)	(24,167)	—	—
Amortization of net loss	2,328	20	45	273

Net periodic benefit cost	$1,793	$(19)	$857	$1,222

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

11. Retirement Plans (continued)

Hancock contributed $10 million to the pension plan during the first quarter of 2015. While no further contribution is required in 2015 to meet minimum funding requirements, the Company may consider making an additional contribution during the fourth quarter based on the performance of plan assets and the updated estimated plan liability.

The Company also provides a defined contribution 401(k) retirement benefit plan. Under the plan, the Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved.

12. Other Noninterest Income

Components of other noninterest income are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Income from bank-owned life insurance	$2,451	$2,377	$7,788	$7,048
Credit related fees	2,718	2,822	7,786	8,388
Income from derivatives	74	191	1,486	1,431
Net gain (loss) on sale of assets	418	(56)	363	1,409
Safety deposit box income	441	448	1,356	1,404
Other miscellaneous	2,268	1,950	7,360	7,091

Total other noninterest income	$8,370	$7,732	$26,139	$26,771

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

13. Other Noninterest Expense

Components of other noninterest expense are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Advertising	$2,856	$2,457	$7,154	$6,395
Ad valorem and franchise taxes	2,868	3,098	8,319	8,397
Printing and supplies	1,193	1,189	3,568	3,467
Insurance expense	794	944	2,644	3,002
Travel expense	1,419	1,009	3,946	2,966
Entertainment and contributions	1,634	1,396	5,009	4,337
Tax credit investment amortization	2,161	2,220	6,352	6,590
Other miscellaneous	3,634	6,821	16,679	25,105

Total other noninterest expense	$16,559	$19,134	$53,671	$60,259

There were no nonoperating expenses included in other miscellaneous expense in the table above in the third quarter of 2015 compared to $1.1 million in the third quarter of 2014. For the first nine months of 2015 and 2014, other miscellaneous expense included nonoperating expenses totaling $2.7 million and $8.4 million, respectively. In 2015, these nonoperating expenses primarily include the net impact from branch sales and closings and the resolution of FDIC denied claims. Other nonoperating expenses in 2014 included expenses related to the FDIC settlement, sale of certain insurance business lines, branch closures and fees related to the early termination of reverse purchase obligations.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

14. New Accounting Pronouncements

In September 2015, the FASB issued an Accounting Standards Update (“ASU”) that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2015, the FASB issued an ASU to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In April 2015, the FASB issued an ASU to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in this ASU does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Therefore, the FASB issued an ASU in August 2015 to clarify the SEC staff position that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

OVERVIEW

NON-GAAP FINANCIAL MEASURES

Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, management uses several non-GAAP financial measures including Operating Income, Pre-Tax, Pre-Provision Profit, Core Net Interest Income and Core Net Interest Margin. These measures are provided to assist the reader with better understanding the Company’s financial condition and results of operations.

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

We define Pre-Tax, Pre-Provision Profit as taxable equivalent (te) net interest income and noninterest income less noninterest expense. Management believes that Pre-Tax, Pre-Provision Profit is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle. A reconciliation of net income to pre-tax, pre-provision profit is included in Selected Financial Data.

We define Core Net Interest Income as net interest income (te) excluding net purchase accounting adjustments. We define Core Net Interest Margin as Core Net Interest Income (annualized) expressed as a percentage of average earning assets. A reconciliation of Reported Net Interest Income to Core Net Interest Income and Reported Net Interest Margin to Core Net Interest Margin is included in the Net Interest Income section of this item. Management believes that Core Net Interest Income and Core Net Interest Margin provide a useful measure to investors regarding the Company’s performance period over period as well as providing investors with assistance in understanding the success management has experienced in executing its strategic initiatives.

Recent Economic and Industry Developments

The Federal Reserve publishes its Summary of Commentary on Current Economic Conditions (the “Beige Book”) eight times a year, most recently on October 14, 2015. The Beige Book includes summaries from all 12 Banks in the Federal Reserve System. Reports from the Atlanta Bank and the Dallas Bank indicate continued improvement of economic activity throughout most of Hancock’s market area. However, activity among energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas market areas continued to decline. The travel and tourism industry, which is important within several of the Company’s market areas, saw an increase in activity with many hotels and resorts reporting high occupancy levels and an increase in consumer spending compared to prior year. Outlooks for the next three months were favorable. Auto sales continued to experience increases in sales activity. Reports on manufacturing activity were mixed.

The real estate markets for residential properties were mostly positive, with most brokers indicating that sales met or exceeded their expectations; however, Houston contacts noted some decrease in activity of higher-priced new homes and condominiums. Most of Hancock’s market areas reported growth in real estate activity. Inventory levels remained stable year-over-year. Outside of Houston, the demand for apartments increased, keeping occupancy rates at high levels. The outlook for home sales is positive, with brokers expecting to see an increase in sales over the next three months. New home sales and construction activity are flat to slightly ahead of prior-year levels and expected to improve modestly.

The commercial real estate market continues to improve in most areas, with growing demand for office and industrial space in certain market areas. Commercial construction activity has increased in these sectors. Continued improvement is expected in the commercial real estate market. However, the Houston market is the exception to this positive outlook due to the concerns about the energy sector.

Loan demand across most of the geographic markets that Hancock serves has increased slightly since the last Beige Book report, but competition for quality borrowers remains stiff. Consumer lending and business outside the oil and gas industry increased, while commercial real estate held steady. Reports cited recent monetary policy actions, financial market turbulence, and low oil prices as factors that contribute to increased uncertainty.

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

Highlights of Third Quarter 2015 Financial Results

Net income in the third quarter of 2015 was $41.2 million, or $0.52 per diluted common share, compared to $34.8 million, or $0.44 per diluted common share, in the second quarter of 2015. Net income was $46.6 million, or $0.56 per diluted common share, in the third quarter of 2014. The third quarter year-over-year decline in earnings was mainly related to a tax-effected decrease in purchase accounting income of $8.7 million. The improvement in linked-quarter net income was mainly due to $8.9 million of nonoperating expenses included in the second quarter of 2015. Net income for the nine months ended September 30, 2015 was $116.2 million, or $1.45 per diluted common share, compared to $135.6 million, or $1.62 per diluted common share, for the nine months ended September 30, 2014. The primary reason for the year-to-date decrease in net income for 2015 compared to 2014 was a $25.6 million tax-effected reduction in purchase accounting income. Included in net income for the nine months ended September 30, 2015 and 2014 was the negative impact from nonoperating items totaling $16.2 and $16.0 million, respectively.

Operating income for the third quarter of 2015 was $41.2 million or $0.52 per diluted common share, compared to $40.6 million, or $0.51 per diluted common share in the second quarter of 2015. Operating income was $49.1 million, or $0.59 per diluted common share, in the third quarter of 2014. For the nine months ended September 30, 2015, operating income was $126.5 million, or $1.57 per diluted common share, down $21.3 million from the same period in 2014. As discussed further in the Results of Operations section below, the primary driver for the decrease in operating income for both the quarter and nine-month periods ended September 30, 2015, compared to similar prior periods, was the reduction in income from purchase accounting adjustments.

Over the past several quarters the Company has disclosed its focus on strategic initiatives that are designed to replace declining levels of purchase accounting income from acquisitions with improvement in core income, which the Company defines as operating income excluding tax-effected purchase accounting adjustments. The impact to the Company’s bottom line from net purchase accounting items has significantly diminished, and core results are now substantially equal to operating results.

Highlights of the Company’s third quarter of 2015 results compared to the second quarter of 2015:

•	Earnings increased $6.3 million, or 18%

•	Earnings per share of $0.52 increased 18%

•	Pre-tax, pre-provision earnings grew 22%

•	Provision reflects approximately $5 million in reserve build for the energy portfolio

•	Loans increased $418 million, or 12% annualized

•	Deposits increased $138 million, or 3% annualized

•	Core revenue increased $6.2 million

•	Core net interest margin of 3.15% increased 1 basis point

•	Operating expense up less than 1%

The total allowance for loan losses was $139.6 million at September 30, 2015, up $8.5 million from June 30, 2015. The ratio of the allowance for loan losses to period-end loans was 0.95% at September 30, 2015, up from 0.91% at June 30, 2015. The allowance maintained on the non-FDIC acquired portion of the loan portfolio increased $7.0 million linked-quarter, totaling $114 million, and the impaired reserve on the FDIC acquired loan portfolio increased approximately $1.5 million linked-quarter.

The increase in the non-FDIC portion of the allowance was primarily driven by an increase of approximately $5 million in the reserve related to the energy portfolio. This increase resulted from downward pressure on energy related loan risk ratings as pricing pressure on oil continued during the third quarter, as well as updates to the qualitative factors related to energy. The Company’s balance of criticized commercial loans increased $181.1 million, or approximately 29%, from June 30, 2015, to $806.9 million at September 30, 2015. Approximately $173.0 million, or 95%, of the increase was from energy-related credits. Included in the increase in risk rating downgrades within the energy portfolio during the third quarter was approximately $66 million of shared national credits that were on appeal at June 30, 2015. The impact to the allowance for the possible downgrades on these credits was included in the second quarter of 2015. Management believes that if further risk rating downgrades occur in the energy portfolio, they could lead to additional loan loss provisions and a higher allowance for losses on loans. The impact and severity of risk-rating migration, associated provision, allowance for losses on loans and net charge-offs will ultimately depend on the overall oil price reduction and the duration of the cycle.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the third quarter of 2015 was $160.1 million, up $5.3 million from the second quarter of 2015. During the third quarter, net interest income from purchase accounting adjustments declined $1.3 million compared to the second quarter. Excluding the impact from purchase accounting items, core net interest income increased $6.6 million linked-quarter. The increase in net interest income (te) was primarily due to additional interest income from a $653 million linked-quarter increase in average earning assets. In addition, the impact of one additional day of interest accruals in the third quarter of 2015 compared to the second quarter of 2015 added almost $1.3 million. For analytical purposes, management adjusts net interest income to a taxable equivalent basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) for the third quarter of 2015 was down $6.1 million, or 4%, compared to the third quarter of 2014. A $15.1 million reduction in total purchase accounting accretion was partially offset by net interest income earned on a $2.1 billion increase in average earning assets.

Net interest income (te) for the first nine months of 2015 totaled $476.2 million, a $25.7 million, or 5%, decrease from the first nine months of 2014. Excluding a $47.2 million decrease in purchase accounting accretion, net interest income increased $21.5 million for the first nine months of 2015 compared to the same period of 2014. Incremental interest income earned on a $1.9 billion, or 11%, increase in average earning assets was partially offset by a 10 basis point decrease in the loan yield, excluding purchase accounting accretion and a 6 basis point increase in the cost of funds. The increase in the cost of funds was attributable to the $150 million 2015 subordinated debt issuance at a cost of 5.95% and the impact from several deposit initiatives implemented during the second half of 2014 and early 2015 designed to generate deposit growth in an amount sufficient to fund loan growth.

The reported net interest margin was 3.28% for the third quarter of 2015, down 2 basis points (“bps”) from the second quarter of 2015, and down 53 bps from the third quarter of 2014. Excluding the impact of the decline in purchase accounting adjustments noted above, the net interest margin would have been up slightly linked quarter. The current quarter’s core net interest margin of 3.15% was 17 bps less than third quarter of 2014. The third quarter 2015 loan yield excluding purchase accounting accretion was up 4 bps linked quarter but down 5 bps compared to the third quarter of 2014. The cost of funds increased compared to both the prior quarter and the same quarter last year. Increased rates paid on interest-bearing deposits and the interest cost of subordinated debt that was issued in the first quarter of 2015 were the primary drivers for the rising cost of funds.

The reported net interest margin for the first nine months of 2015 was 3.37% compared to 3.95% in 2014, while the core margin declined 19 bps to 3.16% in 2015 compared to 3.35% in 2014. Changes in net interest income (te) and the net interest margin between the year-to-date periods reflected, for the most part, the same factors that affected the quarterly comparisons.

The overall reported yield on earning assets was 3.57% in the third quarter of 2015, down slightly from the second quarter of 2015 and down 45 bps from the third quarter of 2014. This decrease was primarily a result of the lower yields on the loan portfolio due to the impact of the decline in purchase accounting income. In addition, the yield on the investment securities portfolio was down 11 bps compared to the third quarter of 2014, but up 3 bps linked quarter.

The cost of funding earning assets was 0.30% in the third quarter of 2015, up 2 bps from the second quarter of 2015 and up 9 bps from the third quarter of 2014. These increases were primarily attributable to the increase in deposit rates related to the Company’s deposit initiatives. In addition to increased deposit rates compared to the third quarter of 2014, other borrowings also increased as a result of the subordinated debt issuance.

The following tables detail the components of our net interest income and net interest margin.

	September 30, 2015			June 30, 2015			September 30, 2014
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$10,608.2	$104.4	3.91%	$10,398.5	$101.6	3.92%	$9,627.6	$108.2	4.46%
Mortgage loans	1,978.0	20.2	4.08	1,930.6	19.9	4.13	1,814.2	20.0	4.41
Consumer loans	1,925.3	24.5	5.04	1,809.8	23.0	5.10	1,660.4	24.0	5.74
Loan fees & late charges	—	0.1		—	—		—	0.4

Total loans (te)	14,511.5	149.2	4.09	14,138.9	144.5	4.10	13,102.2	152.6	4.63

Loans held for sale	17.2	0.2	4.07	22.9	0.2	3.88	16.9	0.1	4.66

US Treasury and agency securities	166.8	0.6	1.55	300.0	1.2	1.54	184.8	0.7	1.47
Mortgage-backed securities and CMOs	4,052.0	22.0	2.17	3,641.6	19.6	2.15	3,379.2	19.2	2.27
Municipals (te) (a)	200.3	2.3	4.52	195.5	2.2	4.54	203.7	2.4	4.62
Other securities	6.4	—	1.59	6.0	—	1.61	12.3	0.1	2.21

Total securities (te) (c)	4,425.5	24.9	2.25	4,143.1	23.0	2.22	3,780.0	22.4	2.36

Total short-term investments	479.1	0.3	0.24	475.9	0.3	0.23	425.3	0.3	0.23

Average earning assets (te)	$19,433.3	$174.6	3.57%	$18,780.8	$168.0	3.58%	$17,324.4	$175.4	4.02%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$7,270.1	$3.7	0.20%	$6,656.9	$2.5	0.15%	$6,160.9	$1.6	0.11%
Time deposits	2,171.7	3.8	0.70	2,206.9	3.8	0.69	1,955.3	3.1	0.64
Public funds	1,839.0	1.4	0.31	1,890.4	1.3	0.28	1,547.5	1.1	0.27

Total interest-bearing deposits	11,280.8	8.9	0.31	10,754.2	7.6	0.28	9,663.7	5.8	0.24

Short-term borrowings	1,050.8	0.3	0.10	896.0	0.2	0.08	1,139.7	0.2	0.08
Long-term debt	504.5	5.3	4.16	516.0	5.3	4.14	375.9	3.2	3.27

Total borrowings	1,555.3	5.6	1.42	1,412.0	5.5	1.56	1,515.6	3.4	0.87

Total interest-bearing liabilities	12,836.1	14.5	0.45%	12,166.2	13.1	0.43%	11,179.3	9.2	0.33%

Net interest-free funding sources	6,597.2			6,614.6			6,145.1

Total cost of funds	$19,433.3	$14.5	0.30%	$18,780.8	$13.1	0.28%	$17,324.4	$9.2	0.21%

Net interest spread (te)		$160.1	3.13%		$154.9	3.15%		$166.2	3.69%
Net interest margin	$19,433.3	$160.1	3.28%	$18,780.8	$154.9	3.30%	$17,324.4	$166.2	3.81%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

	Nine Months Ended
	September 30, 2015			September 30, 2014
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$10,415.4	$312.8	4.01%	$9,361.4	$324.4	4.63%
Mortgage loans	1,937.4	60.6	4.17	1,760.1	62.4	4.73
Consumer loans	1,822.8	69.5	5.10	1,601.9	70.8	5.91
Loan fees & late charges	—	0.4		—	1.9

Total loans (te)	14,175.6	443.3	4.18	12,723.4	459.5	4.82

Loans held for sale	18.6	0.5	3.54	16.9	0.5	4.29

US Treasury and agency securities	246.9	2.9	1.56	93.1	1.2	1.73
Mortgage-backed securities and CMOs	3,664.2	60.2	2.19	3,493.5	60.5	2.31
Municipals (te) (a)	197.2	6.7	4.56	208.8	7.2	4.60
Other securities	8.0	0.2	3.00	14.8	0.2	2.22

Total securities (te) (c)	4,116.3	70.0	2.27	3,810.2	69.1	2.42

Total short-term investments	537.0	0.9	0.23	403.8	0.7	0.23

Average earning assets (te)	$18,847.5	$514.7	3.65%	$16,954.3	$529.8	4.17%

Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,814.1	$8.4	0.16%	$6,104.0	$4.6	0.10%
Time deposits	2,205.6	11.3	0.68	2,049.9	9.3	0.60
Public funds	1,848.3	4.0	0.29	1,508.2	2.5	0.23

Total interest-bearing deposits	10,868.0	23.7	0.29	9,662.1	16.4	0.23

Short-term borrowings	956.2	0.6	0.09	962.0	2.1	0.29
Long-term debt	478.2	14.2	3.98	380.7	9.4	3.31

Total borrowings	1,434.4	14.8	1.39	1,342.7	11.5	1.15

Total interest-bearing liabilities	12,302.4	38.5	0.42%	11,004.8	27.9	0.34%

Net interest-free funding sources	6,545.1			5,949.5

Total cost of funds	$18,847.5	$38.5	0.28%	$16,954.3	$27.9	0.22%

Net interest spread (te)		$476.2	3.23%		$501.9	3.83%
Net interest margin	$18,847.5	$476.2	3.37%	$16,954.3	$501.9	3.95%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Due to the significant, unsustainable contribution from purchase accounting accretion, management believes that core net interest income and core net interest margin provide investors with meaningful financial measures of the Company’s performance over time. The following table provides a reconciliation of reported and core net interest income and reported and core net interest margin.

Reconciliation of Reported Net Interest Income and Margin to Core Net interest Income and Margin

	Three Months Ended			Nine Months Ended
(dollars in millions)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net interest income (te) (a)	$160.1	$154.9	$166.2	$476.2	$501.9
Purchase accounting adjustments
Loan discount accretion	7.3	8.7	22.8	32.4	80.6
Bond premium amortization	(0.9)	(1.0)	(1.3)	(3.0)	(4.2)
CD premium accretion	—	—	—	—	0.2

Net purchase accounting accretion	6.4	7.7	21.5	29.4	76.6

Net interest income (te) – core	$153.7	$147.2	$144.7	$446.8	$425.3

Average earning assets	$19,433.3	$18,780.8	$17,324.4	$18,847.5	$16,954.3
Net interest margin – reported	3.28%	3.30%	3.81%	3.37%	3.95%
Net purchase accounting adjustments	0.13%	0.16%	0.49%	0.21%	0.60%

Net interest margin – core	3.15%	3.14%	3.32%	3.16%	3.35%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

Provision for Loan Losses

During the third quarter of 2015, Hancock recorded a total provision for loan losses of $10.1 million, up $3.5 million from the second quarter of 2015 and up $0.6 million from the third quarter of 2014. The linked-quarter increase reflects additional build for the energy portfolio as discussed more fully in the “Allowance for Loan Losses and Asset Quality” section of this document. The provision for the FDIC acquired portfolio was a credit of $0.4 million for the three months ended September 30, 2015, virtually flat with the same period prior year. For the three months ended June 30, 2015, the provision for the FDIC acquired portfolio was a credit of $0.9 million. For the first nine months of 2015, the total provision for loans losses was $22.8 million, down from $24.1 million for the same period in 2014.

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

Noninterest Income

Noninterest income totaled $60.2 million for the third quarter of 2015, down slightly from the second quarter of 2015 as an increase in investment and annuity income was offset by a decrease in income recorded from market valuation of derivative contracts. Compared to the third quarter of 2014, noninterest income was up $2.3 million, or 4%. Amortization of the FDIC indemnification asset improved from $2.8 million in the third quarter of 2014 to $1.6 million in the third quarter of 2015. Noninterest income totaled $177.6 million for the first nine months of 2015, up $6.6 million, or 4%, from the first nine months of 2014.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2015	2015	2014	2015	2014
Service charges on deposit accounts	$18,619	$17,908	$20,000	$53,842	$57,981
Trust fees	11,345	11,795	11,530	34,340	33,267
Bank card and ATM fees	11,637	11,868	11,641	34,688	33,806
Investment and annuity fees	6,149	4,838	5,506	16,037	15,555
Secondary mortgage market operations	3,413	3,618	2,313	9,695	6,036
Insurance commissions and fees	2,238	2,595	1,979	6,587	7,611
Amortization of FDIC loss share receivable	(1,564)	(1,273)	(2,760)	(4,034)	(9,989)
Income from bank-owned life insurance	2,451	2,671	2,377	7,788	7,048
Credit related fees	2,718	2,611	2,822	7,786	8,388
Income from derivatives	74	1,464	191	1,486	1,431
Gain (loss) on sale of assets	418	(62)	(56)	363	1,409
Safety deposit box income	441	429	448	1,356	1,404
Other miscellaneous	2,268	2,412	1,950	7,360	7,091
Securities transactions gains, net	4	—	—	337	—

Total noninterest income	$60,211	$60,874	$57,941	$177,631	$171,038

Service charges on deposits totaled $18.6 million for the third quarter of 2015, up $0.7 million, or 4%, from the second quarter of 2015, and down $1.4 million, or 7%, from the third quarter of 2014. For the nine months ended September 30, 2015, service charges decreased $4.1 million, or 7% compared to the same period in 2014. The decreases in both quarter-to-date and year-to-date service charges in 2015 compared to 2014 are primarily related to a decline in overdraft/nonsufficient funds occurrences. This decline is attributable, in part, to an increase in average balances per account in the consumer noninterest-bearing portfolio, a reduction in the number of consumer accounts, mostly attributable to branch closings and sales, and higher customer usage of our overdraft protection product.

Trust fees totaled $11.3 million for the quarter ended September 30, 2015, down $0.4 million, or 4%, from the second quarter of 2015, primarily due to the $0.4 million of seasonal fees related to tax return preparation in the second quarter of 2015. Investment and annuity income increased $1.3 million, or 27%, compared to the second quarter of 2015, and was up $0.6 million, or 12% compared to the third quarter of 2014. The increase in investment and annuity income for the third quarter of 2015 was attributable to a number of revenue enhancing initiatives implemented during the first half of 2015 including increased staffing, revised incentive programs and focused training.

Fees from secondary mortgage market operations totaling $3.4 million in the third quarter of 2015 were down $0.2 million, or 6%, compared to the second quarter of 2015. These fees were up almost 50% compared to the third quarter of 2014. The Company typically sells its longer-term fixed-rate loans in the secondary mortgage market while retaining in the portfolio the majority of its adjustable rate loans. We also retain loans generated through certain programs to support customer relationships including programs for high net worth individuals and non-builder construction loans. The decrease in these fees in the current quarter compared to the second quarter of 2015 was primarily due to seasonality. Through the first nine months of 2015, fees from secondary mortgage market operations increased $3.7 million, or 61%, compared to the first nine months of 2014 as the Company has originated a higher percentage of loans for sale in the secondary market.

Amortization of the FDIC loss share receivable totaled $1.6 million in the third quarter of 2015 compared to $1.3 million in the second quarter of 2015 and $2.8 million in the third quarter of 2014. For the first nine months of 2015, amortization of the FDIC loss share receivable totaled $4.0 million, compared to $10.0 million for the same period in 2014. The amortization reflects a reduction in the amount of expected reimbursements under the loss share agreements due to lower loss projections for the related FDIC acquired loan pools. The non-single family loss share agreement expired in December of 2014, which is the primary reason for the decrease in the amortization in the first nine months of 2015 compared to 2014. Beginning in 2015, the FDIC loss share receivable and the related amortization relates only to the single family loss share agreement which will expire in December of 2019.

Income from derivatives totaled $0.1 million for the third quarter of 2015 compared to $1.5 million for the second quarter of 2015 and $0.2 million for the third quarter of 2014. This income is volatile in nature and is primarily related to market valuations on our customer interest rate derivative program as described fully in Note 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Excluding the amortization of the FDIC loss share receivable and the impact of the sale of certain insurance lines of business, year-to-date noninterest income was up $2.4 million in 2015 compared to 2014. Increases in secondary mortgage operations and trust fees were partially offset by decreases in service charges.

Noninterest Expense

Noninterest expense for the third quarter of 2015 was $151.2 million, a $7.7 million, or 5%, decrease from the second quarter of 2015, and a $2.1 million, or 1%, increase from the third quarter of 2014. Excluding nonoperating expense items, operating expense for the third quarter of 2015 totaled $151.2 million, up $1.2 million, or 1%, from the second quarter of 2015 and $6.0 million, or 4%, from the same period in 2014. Operating expense for the first nine months of 2015 totaled $447.4 million, up $10.5 million, or 2%, compared to the first nine months of 2014.

There were no nonoperating expenses in the third quarter of 2015, compared to $8.9 million in the second quarter of 2015 and $3.9 million in the third quarter of 2014. Nonoperating expense for the second quarter of 2015 included approximately $4.7 million related to branch closings and asset dispositions as part of the Company’s ongoing branch rationalization process, $1.9 million related to the resolution of FDIC denied loss share claims and $2.3 million of consulting and professional fees related to investments in technology to enhance the Company’s risk management processes. All of the nonoperating expense in the third quarter of 2014 related to the Company’s expense and efficiency initiative. The following discussion of the components of noninterest expenses excludes nonoperating expenses for each period.

Total personnel expense totaled $84.2 million for the third quarter of 2015, up $1.6 million, or 2%, from the second quarter of 2015, and $4.1 million, or 5%, compared to the third quarter of 2014. Total personnel expense for the first nine months of 2015 was up $5.8 million, or 2%, compared to the first nine months of 2014. This increase is generally the result of an increase in full-time equivalent employees related to new business initiatives, annual merit increases and higher pension and post-retirement benefit costs.

Occupancy and equipment expenses totaled $14.8 million for the third quarter of 2015, down $1.0 million, or 6%, from the second quarter of 2015 and $0.5 million, or 3%, from the third quarter of 2014. Occupancy and equipment expenses totaled $45.8 million for the first nine months of 2015, unchanged from the first nine months in 2014. The second quarter of 2015 included an unusually high level of ATM and general facilities maintenance expense.

Other real estate (“ORE”) expense in the third quarter of 2015 was $0.4 million, slightly down from the second quarter of 2015. ORE expense for the first nine months of 2015 totaled $1.4 million compared to $1.8 million in the first nine months of 2014.

All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $45.8 million for the third quarter of 2015, up $0.8 million, or 2%, compared to the second quarter of 2015 and up $2.4 million, or 6%, from the third quarter of 2014. For the first nine months of 2015 compared to the first nine months of 2014, all other expenses increased $6.9 million, or 5%. The largest component of the year-to-date increase was deposit insurance and regulatory fees which have increased primarily as a result of the growth in assets.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2015	2015	2014	2015	2014
Operating expense
Compensation expense	$71,187	$69,771	$68,151	$205,505	$202,264
Employee benefits	12,968	12,762	11,892	41,300	38,717

Personnel expense	84,155	82,533	80,043	246,805	240,981

Net occupancy expense	11,222	11,765	10,799	34,149	32,905
Equipment expense	3,598	4,079	4,542	11,610	12,875
Data processing expense	13,844	13,926	12,984	41,306	38,231
Professional services expense	7,656	6,091	5,879	20,067	18,709
Amortization of intangibles	6,027	6,148	6,570	18,493	20,352
Telecommunications and postage	3,485	3,470	3,640	10,606	11,058
Deposit insurance and regulatory fees	4,225	4,213	2,967	12,033	8,677
Other real estate expense, net	422	501	(104)	1,379	1,757
Advertising	2,856	2,127	2,412	7,140	6,177
Ad valorem and franchise taxes	2,868	2,736	3,098	8,319	8,397
Printing and supplies	1,193	1,158	1,123	3,568	3,244
Insurance expense	794	928	944	2,644	3,002
Travel expense	1,419	1,306	1,006	3,944	2,961
Entertainment and contributions	1,634	1,736	1,396	5,009	4,337
Tax credit investment amortization	2,161	2,096	2,220	6,352	6,590
Other miscellaneous	3,634	5,177	5,673	13,960	16,648

Total operating expense	$151,193	$149,990	$145,192	$447,384	$436,901

Nonoperating expense items
Impact of insurance business line divestiture	$—	$—	$—	$—	$(9,101)
FDIC resolution of denied claims	—	1,854	—	1,854	10,268
Expense and efficiency initiatives and other items	—	7,073	3,887	14,387	11,390
Early debt redemption	—	—	—	—	3,461

Total nonoperating expense items	$—	$8,927	$3,887	$16,241	$16,018

Total noninterest expense	$151,193	$158,917	$149,079	$463,625	$452,919

Income Taxes

The effective income tax rate for the third and second quarters of 2015 as well as third quarter of 2014 was approximately 26%. Management expects the effective tax rate for the remainder of 2015 will approximate 25% to 27%. Hancock’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and the use of tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”), Federal and State New Market Tax Credit (“NMTC”) and Low-Income Housing Tax Credit (“LIHTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.

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

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands)	2015	2015	2014	2015	2014
Taxes computed at statutory rate	$19,519	$16,499	$22,027	$55,280	$65,757
Tax credits:
QZAB/QSCB	(730)	(730)	(841)	(2,191)	(2,378)
NMTC – Federal and State	(2,430)	(1,829)	(3,173)	(6,831)	(9,780)
LIHTC	(25)	(25)	(113)	(73)	(339)

Total tax credits	(3,185)	(2,584)	(4,127)	(9,095)	(12,497)
State income taxes, net of federal income tax benefit	911	742	706	2,381	3,423
Tax-exempt interest	(1,908)	(1,783)	(1,577)	(5,401)	(4,691)
Bank owned life insurance	(858)	(948)	(790)	(2,725)	(2,425)
Goodwill – writeoff	—	—	—	—	1,112
Other, net	123	385	143	1,349	1,569

Income tax expense	$14,602	$12,311	$16,382	$41,789	$52,248

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Common Share Data
Earnings per share:
Basic	$0.52	$0.44	$0.56	$1.45	$1.62
Diluted	$0.52	$0.44	$0.56	$1.45	$1.62
Operating earnings per share: (a)
Basic	$0.52	$0.51	$0.59	$1.58	$1.77
Diluted	$0.52	$0.51	$0.59	$1.57	$1.76
Cash dividends paid	$0.24	$0.24	$0.24	$0.72	$0.72
Book value per share (period-end)	$31.65	$31.12	$30.76	$31.65	$30.76
Tangible book value per share (period-end)	$22.18	$21.63	$21.44	$22.18	$21.44
Weighted average number of shares (000s):
Basic	77,928	77,951	81,721	78,452	81,965
Diluted	78,075	78,115	81,942	78,609	82,204
Period-end number of shares (000s)	77,519	78,094	81,567	77,519	81,567
Market data:
High sales price	$32.47	$32.98	$36.47	$32.98	$38.50
Low sales price	$25.20	$28.02	$31.25	$24.96	$31.25
Period-end closing price	$27.05	$31.91	$32.05	$27.05	$32.05
Trading volume (000s) (b)	44,705	40,162	25,553	136,733	84,239

(a)	Net income less tax-effected securities transactions and nonoperating expense items. Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company’s fundamental operations over time.
(b)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2015	2015	2014	2015	2014
Income Statement:
Interest income	$171,329	$164,920	$172,701	$505,336	$521,842
Interest income (te) (a)	174,633	168,008	175,390	514,684	529,720
Interest expense	14,499	13,129	9,160	38,557	27,961

Net interest income (te)	160,134	154,879	166,230	476,127	501,759
Provision for loan losses	10,080	6,608	9,468	22,842	24,122
Noninterest income excluding securities transactions	60,207	60,874	57,941	177,294	171,038
Securities transactions gains, net	4	—	—	337	—
Noninterest expense (excluding amortization of intangibles)	145,166	152,769	142,509	445,132	432,567
Amortization of intangibles	6,027	6,148	6,570	18,493	20,352

Income before income taxes	55,768	47,140	62,935	157,943	187,878
Income tax expense	14,602	12,311	16,382	41,789	52,248

Net income	$41,166	$34,829	$46,553	$116,154	$135,630

Securities transactions gains, net	$—	$—	$—	$(333)	$—
Total nonoperating expense items	—	8,927	3,887	16,241	16,018
Taxes on adjustments at marginal tax rate	—	3,125	1,361	5,568	3,879

Total adjustments, net of taxes	—	5,802	2,526	10,340	12,139

Operating income (b)	$41,166	$40,631	$49,079	$126,494	$147,769

Difference between interest income and interest income (te)	$3,304	$3,088	$2,689	$9,348	$7,878
Provision for loan losses	10,080	6,608	9,468	22,842	24,122
Income tax expense	14,602	12,311	16,382	41,789	52,248

Pre-tax, pre-provision profit (PTPP) (te) (c)	$69,152	$56,836	$75,092	$190,133	$219,878

(a)	For analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).
(b)	Net income less tax-effected securities transactions and nonoperating expense items. Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company’s fundamental operations over time.
(c)	Net interest income (te) and noninterest income less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover the losses through a credit cycle.

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Performance Ratios
Return on average assets	0.76%	0.67%	0.94%	0.74%	0.94%
Return on average assets – operating (a)	0.76%	0.78%	1.00%	0.81%	1.03%
Return on average common equity	6.70%	5.75%	7.42%	6.37%	7.36%
Return on average common equity – operating (a)	6.70%	6.70%	7.82%	6.93%	8.02%
Return on average tangible common equity	9.60%	8.28%	10.70%	9.16%	10.72%
Return on average tangible common equity – operating (a)	9.60%	9.66%	11.28%	9.98%	11.68%
Earning asset yield (te)	3.57%	3.58%	4.02%	3.65%	4.17%
Total cost of funds	0.30%	0.28%	0.21%	0.28%	0.22%
Net interest margin (te)	3.28%	3.30%	3.81%	3.37%	3.95%
Noninterest income excluding securities transactions to total revenue (te)	27.32%	28.21%	25.85%	27.13%	25.42%
Efficiency ratio (b)	65.88%	66.67%	61.84%	65.64%	61.91%
Average loan/deposit ratio	83.82%	83.85%	85.24%	83.93%	83.52%
FTE employees (period-end)	3,863	3,825	3,787	3,863	3,787

Capital Ratios
Common stockholders’ equity to total assets	11.35%	11.28%	12.56%	11.35%	12.56%
Tangible common equity ratio	8.24%	8.12%	9.10%	8.24%	9.10%

(a)    Excludes tax-effected securities transactions and nonoperating expense items. Management believes that this is a useful financial measure that helps investors compare the Company’s fundamental operations over time.

(b) Noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles, securities transactions, and nonoperating expense items.

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Asset Quality Information
Nonaccrual loans (a)	$166,945	$118,445	$83,154	$166,945	$83,154
Restructured loans – still accruing	5,779	7,966	7,944	5,779	7,944

Total nonperforming loans	172,724	126,411	91,098	172,724	91,098
Other real estate (ORE) and foreclosed assets	33,599	38,630	56,081	33,599	56,081

Total nonperforming assets	$206,323	$165,041	$147,179	$206,323	$147,179

Accruing loans 90 days past due (a)	5,876	3,478	6,667	5,876	6,667
Net charge-offs – non-FDIC acquired	3,471	1,210	6,439	8,335	14,481
Net charge-offs – FDIC acquired	(1,328)	582	(566)	1,709	3,125
Allowance for loan losses	139,576	131,087	125,572	139,576	125,572
Provision for loan losses	10,080	6,608	9,468	22,842	24,122
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	1.39%	1.15%	1.10%	1.39%	1.10%
Accruing loans 90 days past due to loans	0.04%	0.02%	0.05%	0.04%	0.05%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.43%	1.17%	1.15%	1.43%	1.15%
Net charge-offs – non-FDIC acquired to average loans	0.09%	0.03%	0.19%	0.08%	0.15%
Allowance for loan losses to period-end loans	0.95%	0.91%	0.94%	0.95%	0.94%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	78.15%	100.92%	128.44%	78.15%	128.44%

(a)	Nonaccrual loans and accruing loans past due 90 days or more do not include acquired-impaired loans with an accretable yield. Included in nonaccrual loans are $4.9 million, $4.9 million, and $9.9 million in restructured loans at September 30, 2015, June 30, 2015, and September 30, 2014, respectively.

Supplemental Asset Quality Information	Originated	Acquired (a)	FDIC acquired (b)	Total
(in thousands)	September 30, 2015
Nonaccrual loans (c)	$163,930	$3,015	$—	$166,945
Restructured loans – still accruing	5,779	—	—	5,779

Total nonperforming loans	169,709	3,015	—	172,724
ORE and foreclosed assets (d)	21,849	—	11,750	33,599

Total nonperforming assets	$191,558	$3,015	$11,750	$206,323

Accruing loans 90 days past due	5,747	129	—	5,876
Allowance for loan losses	113,898	173	25,505	139,576

	June 30, 2015
Nonaccrual loans	$111,455	$5,401	$1,589	$118,445
Restructured loans – still accruing	7,966	—	—	7,966

Total nonperforming loans	119,421	5,401	1,589	126,411
ORE and foreclosed assets	25,768	—	12,862	38,630

Total nonperforming assets	$145,189	5,401	$14,451	$165,041

Accruing loans 90 days past due	3,478	—	—	3,478
Allowance for loan losses	106,811	214	24,062	131,087

Loans Outstanding	Originated	Acquired (a)	FDIC acquired (b)	Total
(in thousands)	September 30, 2015
Commercial non-real estate loans	$6,232,310	$107,985	$5,699	$6,345,994
Construction and land development loans	1,068,895	8,297	8,393	1,085,585
Commercial real estate loans	2,956,354	352,896	18,136	3,327,386
Residential mortgage loans	1,843,756	819	169,214	2,013,789
Consumer loans	1,976,872	22	13,402	1,990,296

Total loans	$14,078,187	$470,019	$214,844	$14,763,050

Change in loan balance from previous quarter	687,696	(259,605)	(9,793)	418,298

	June 30, 2015
Commercial non-real estate loans	$6,058,998	$120,020	$6,666	$6,185,684
Construction and land development loans	1,100,788	9,064	11,095	1,120,947
Commercial real estate loans	2,591,384	598,962	22,487	3,212,833
Residential mortgage loans	1,784,730	1,554	169,553	1,955,837
Consumer loans	1,854,591	24	14,836	1,869,451

Total loans	$13,390,491	$729,624	$224,637	$14,344,752

Change in loan balance from previous quarter	469,961	(35,700)	(13,895)	420,366

(a)	Loans which have been acquired and no allowance brought forward in accordance with acquisition accounting. Acquired-performing loans in pools with fully accreted purchase fair value discounts are reported as originated loans, resulting in changes in classification between periods.
(b)	Loans acquired in an FDIC-assisted transaction. Non-single family loss share agreement expired on December 31, 2014. As of September 30, 2015, $177.5 million in loans and $2.3 million in ORE remain covered by the FDIC single family loss share agreement, providing considerable protection against credit risk. As of June 30, 2015, $179.0 million in loans and $3.5 million in ORE remained covered by the FDIC single family loss share agreement.
(c)	Included in nonaccrual loans are $4.9 million of nonaccruing restructured loans at both September 30, 2015 and June 30, 2015.
(d)	ORE received in settlement of acquired loans is no longer subject to purchase accounting guidance and has been included with ORE from originated loans. ORE received in settlement of FDIC acquired loans remains covered under the FDIC single-family loss share agreement.

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
(in thousands)
Period-End Balance Sheet
Total loans, net of unearned income (a)	$14,763,050	$14,344,752	$13,924,386	$13,895,276	$13,348,574
Loans held for sale	19,764	21,304	19,950	20,252	15,098
Securities	4,548,922	4,445,452	4,107,904	3,826,454	3,913,370
Short-term investments	194,414	598,455	515,797	802,948	471,558

Earning assets	19,526,150	19,409,963	18,568,037	18,544,930	17,748,600
Allowance for loan losses	(139,576)	(131,087)	(128,386)	(128,762)	(125,572)
Goodwill	621,193	621,193	621,193	621,193	621,193
Other intangible assets, net	113,229	119,256	125,404	132,810	139,256
Other assets	1,487,154	1,519,080	1,538,263	1,577,095	1,602,473

Total assets	$21,608,150	$21,538,405	$20,724,511	$20,747,266	$19,985,950

Noninterest-bearing deposits	$6,075,558	$6,180,814	$6,201,403	$5,945,208	$5,866,255

Interest-bearing transaction and savings deposits	7,360,677	6,994,603	6,576,658	6,531,628	6,325,671
Interest-bearing public funds deposits	1,768,133	1,962,589	1,828,559	1,982,616	1,534,678
Time deposits	2,235,580	2,163,782	2,253,865	2,113,379	2,010,090

Total interest-bearing deposits	11,364,390	11,120,974	10,659,082	10,627,623	9,870,439

Total deposits	17,439,948	17,301,788	16,860,485	16,572,831	15,736,694
Short-term borrowings	1,049,182	1,079,193	755,250	1,151,573	1,171,809
Long-term debt	497,177	507,341	516,007	374,371	376,452
Other liabilities	168,282	220,043	167,671	176,089	191,653
Stockholders’ equity	2,453,561	2,430,040	2,425,098	2,472,402	2,509,342

Total liabilities & stockholders’ equity	$21,608,150	$21,538,405	$20,724,511	$20,747,266	$19,985,950

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Average Balance Sheet
Total loans, net of unearned income (a)	$14,511,474	$14,138,904	$13,102,108	$14,175,611	$12,723,409
Loans held for sale	17,233	22,883	16,885	18,567	16,916
Securities (b)	4,425,546	4,143,097	3,780,089	4,116,270	3,810,186
Short-term investments	479,084	475,887	425,362	536,961	403,809

Earning assets	19,433,337	18,780,771	17,324,444	18,847,409	16,954,320
Allowance for loan losses	(132,634)	(130,124)	(129,734)	(131,001)	(130,412)
Goodwill and other intangible assets	737,361	743,435	763,652	743,785	771,728
Other assets	1,443,346	1,481,008	1,591,585	1,477,061	1,620,949

Total assets	$21,481,410	$20,875,090	$19,549,947	$20,937,254	$19,216,585

Noninterest-bearing deposits	$6,032,680	$6,107,900	$5,707,523	$6,022,034	$5,571,843

Interest-bearing transaction and savings deposits	7,270,061	6,656,911	6,160,911	6,814,057	6,104,039
Interest-bearing public fund deposits	1,838,952	1,890,364	1,547,513	1,848,340	1,508,222
Time deposits	2,171,740	2,206,913	1,955,262	2,205,574	2,049,914

Total interest-bearing deposits	11,280,753	10,754,188	9,663,686	10,867,971	9,662,175

Total deposits	17,313,433	16,862,088	15,371,209	16,890,005	15,234,018
Short-term borrowings	1,050,801	896,014	1,139,694	956,228	962,014
Long-term debt	504,544	515,997	375,914	478,162	380,660
Other liabilities	173,564	170,281	173,182	173,675	176,591
Stockholders’ equity	2,439,068	2,430,710	2,489,948	2,439,184	2,463,302

Total liabilities & stockholders’ equity	$21,481,410	$20,875,090	$19,549,947	$20,937,254	$19,216,585

(a)	Includes nonaccrual loans.
(b)	Average securities does not include unrealiabed holding gains/losses on available for sale securities.

LIQUIDITY

Liquidity management is focused on ensuring that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. Hancock develops its liquidity management strategies and measures and regularly monitors liquidity risk as part of its overall asset/liability management process.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, as well as maturities and repayments of investment securities. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established a 15% minimum target for the ratio of free securities to total securities although management will allow the ratio to be less than 15% on a temporary basis if it believes there are sufficient securities available to meet the Company’s projected funding needs. As shown in the table below, our ratio of free securities to total securities was 33.68% at September 30, 2015, compared to 27.37% at June 30, 2015 and 14.04% at December 31, 2014. The increase compared to year-end was due in part to the reduction in securities required to collateralize public funds deposits and repurchase agreements as well as the overall increase in the investment securities portfolio.

Liquidity Metrics

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Free securities / total securities	33.68%	27.37%	27.06%	14.04%	23.00%
Core deposits / total deposits	93.50	93.56	93.08	93.95	94.57
Wholesale funds / core deposits	9.48	9.80	8.10	9.80	10.40
Quarter-to-date average loans / quarter-to-date average deposits	83.82	83.85	84.13	85.44	85.24

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. Core deposits consist of total deposits less certificates of deposits (“CDs”) of $250,000 or more, brokered CDs, and balances in sweep time deposit products used by commercial customers. The ratio of core deposits to total deposits was a healthy 93.50% at September 30, 2015, relatively flat compared to June 30, 2015 and down 45 bps from December 31, 2014. Brokered CDs totaled $381 million as of September 30, 2015, a $164 million increase from June 30, 2015. There were no brokered CDs outstanding at December 31, 2014 or September 30, 2014. The Company’s use of brokered deposits as a funding source is subject to very strict parameters regarding the term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, our short-term borrowing capacity includes an approved line of credit with the FHLB of $3.5 billion and borrowing capacity at the Federal Reserve’s discount window of $1.8 billion at September 30, 2015. Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 9.48% of core deposits at September 30, 2015, compared to 9.80% at June 30, 2015 and December 31, 2014. The decrease from June 30, 2015 primarily reflects the $119 million growth in core deposits. The Company had borrowings from the FHLB totaling $600 million at September 30, 2015 and June 30, 2015. FHLB borrowings totaled $515 million at year end 2014. No amounts had been borrowed at the Federal Reserve’s discount window in any period. See the discussion on “Balance Sheet Analysis – Deposits” for more information.

Another key measure the Company uses to monitor its liquidity position is the loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan to deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand. The Company’s loan to deposit ratio for the third quarter of 2015 was 83.82%, a slight decrease from the second quarter of 2015, and down 162 bps from December 31, 2014. The Company has established an internal loan to deposit ratio target of 85.00%.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the nine months ended September 30, 2015 and 2014.

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

CAPITAL RESOURCES

Stockholders’ equity totaled $2.5 billion at September 30, 2015, up $24 million from June 30, 2015. Total stockholders’ equity has decreased $19 million since December 31, 2014, due to the common stock buyback program discussed below. The tangible common equity ratio of 8.24% at September 30, 2015 was up 12 bps from June 30, 2015. This ratio was 8.59% at December 31, 2014 with the decline primarily due to $861 million in asset growth.

The Board of Directors authorized a common stock buyback program in July 2014 for up to 5%, or approximately 4.1 million shares, of the Company’s common stock issued and outstanding. Under the program, the shares could be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. During the first quarter of 2015, the Company completed this buyback authorization by repurchasing 2,563,607 shares of its common stock at an average price of $29.36 per share. Under this plan, the Company repurchased a total of 4,093,149 shares of its common stock at an average price of $30.02 per share.

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

On August 28, 2015, the Company’s board of directors approved a stock repurchase plan that authorizes the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock. The approved plan allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company from time to time until September 30, 2016. Under this plan, the Company has repurchased 568,279 shares of its common stock at an average price of $27.39 per share.

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

At September 30, 2015, the regulatory capital ratios of the Company and the Bank were well in excess of current regulatory minimum requirements, as indicated in the table below. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators and both currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods.

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Total capital (to risk weighted assets)
Hancock Holding Company	12.32%	12.53%	12.77%	12.30%	12.66%
Whitney Bank	12.04%	12.04%	12.17%	12.20%	12.40%

Tier 1 common equity capital (to risk weighted assets)
Hancock Holding Company	10.56%	10.77%	10.86%	11.23%	11.59%
Whitney Bank	11.13%	11.16%	11.16%	11.13%	11.32%

Tier 1 capital (to risk weighted assets)
Hancock Holding Company	10.56%	10.77%	10.86%	11.23%	11.59%
Whitney Bank	11.13%	11.16%	11.16%	11.13%	11.32%

Tier 1 leverage capital
Hancock Holding Company	8.85%	9.07%	9.17%	9.17%	9.48%
Whitney Bank	9.36%	9.42%	9.45%	9.13%	9.31%

Regulatory definitions:

(1)	Tier 1 common equity capital generally includes common equity and retained earnings, reduced by goodwill and other disallowed intangibles, disallowed deferred tax assets and certain other assets.

(2)	Tier 1 capital consists of Tier 1 common equity capital plus non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock.

(3)	Total capital consists of Tier 1 capital plus perpetual preferred stock not qualifying as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a limited amount of allowances for credit losses.

(4)	The risk-weighted asset base is equal to the sum of the aggregate value of assets and credit-converted off-balance sheet items in each risk category as specified in regulatory guidelines, multiplied by the weight assigned by the guidelines to that category.

(5)	The Tier 1 leverage capital ratio is Tier 1 capital divided by average total assets reduced by the deductions for Tier 1 capital noted above.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $4.5 billion at September 30, 2015, up $103 million from June 30, 2015 and $636 million from September 30, 2014. During the third quarter, the Company purchased approximately $585 million of mortgage-backed securities at an average yield of 2.29%. At September 30, 2015, securities available for sale totaled $2.2 billion and securities held to maturity totaled $2.4 billion.

The securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return. The Company invests only in high quality securities of investment grade quality with a targeted duration for the overall portfolio of between two and five. At September 30, 2015, the average maturity of the portfolio was 5.17 years with an effective duration of 3.87 and a weighted-average yield of 2.25%. The effective duration increases, under management scenarios, to 4.34 with a 100 basis point increase in the yield curve and to 4.50 with a 200 basis point increase. At year-end 2014, the average maturity of the portfolio was 4.38 years with an effective duration of 3.51 and a weighted-average yield of 2.36%. The 11 bps decrease in the weighted average security portfolio yield between December 31, 2014 and September 30, 2015 is primarily the result of portfolio growth at current interest rates which were below the average portfolio yield.

Loans

Total loans at September 30, 2015 were $14.8 billion, up $418 million, or 3%, compared to June 30, 2015, and up $868 million, or 6%, compared to December 31, 2014. Many markets across the footprint reported net loan growth during the quarter, with growth also noted in various business lines, such as indirect, mortgage and specialty finance. See Note 3 to the consolidated financial statements for the composition of originated, acquired and FDIC acquired loans at September 30, 2015 and December 31, 2014.

The Company’s commercial customer base is diversified over a range of industries, including energy, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

At September 30, 2015, loans in the energy segment, which is comprised of credits to both the exploration and production segment and the support services segment, totaled $1.6 billion, or 11% of total loans. The energy portfolio declined approximately $10 million linked-quarter. In light of expected headwinds related to the current energy cycle, no growth or a slight decline is expected for the remainder of 2015. See Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a further discussion regarding the Company’s energy portfolio.

The Bank lends mainly to middle-market and smaller commercial entities, although it participates in larger shared-credit loan facilities with familiar businesses operating in the Company’s market areas. Shared national credits funded at September 30, 2015 totaling approximately $1.9 billion, or 11% of total loans, were down approximately $53 million from June 30, 2015 and up $83 million from December 31, 2014. Approximately $943 million of shared national credits were with energy-related customers at September 30, 2015, down $74 million from June 30, 2015 and down $56 million from year-end.

On October 6, 2015, the Company announced the opening of a loan production office in Nashville, Tennessee, and an agreement to purchase approximately $190 million of healthcare loans. This transaction supports our initiative to continue diversifying our loan portfolio, in addition to capitalizing on opportunities we see to expand our $830 million healthcare lending business across our Gulf South footprint. The purchased loans are expected to be included in the fourth quarter results.

Commercial non-real estate loans, construction and land development loans, and commercial real estate loans increased $464 million over the first nine months of 2015. Commercial real estate loans include loans on both income-producing properties as well as properties used by borrowers in commercial operations.

Residential mortgages were up $120 million during the first nine months of 2015. Consumer loans increased by $284 million over the first nine months of 2015, as a result of a number of initiatives implemented by management during 2014.

Total FDIC acquired loans at September 30, 2015 were down $10 million from June 30, 2015 and down $38 million from December 31, 2014, reflecting normal repayments, charge-offs and foreclosures.

Allowance for Loan Losses and Asset Quality

The Company’s total allowance for loan losses was $139.6 million at September 30, 2015, compared to $131.1 million at June 30, 2015. The allowance maintained on the non-FDIC acquired portion of the loan portfolio totaled $114.1 million, a $7.0 million linked-quarter increase, and the impaired reserve on the FDIC acquired loan portfolio increased $1.4 million linked-quarter.

Pricing pressures on oil continued during the third quarter and led to additional downward pressure on risk ratings. The Company’s balance of criticized commercial loans increased $181.1 million, or approximately 29%, from June 30, 2015, to $806.9 million at September 30, 2015. Approximately $173.0 million, or 95%, of the increase was from energy related credits. As of September 30, 2015, criticized loans in the energy portfolio were $455 million, or approximately 27% of the energy portfolio. Based on those changes and updates to the qualitative factors related to energy, the reserve for the energy portfolio increased approximately $5.0 million linked-quarter to $35.2 million, or 2.12% of the energy portfolio at September 30, 2015, up from 1.91% at June 30, 2015.

The Company has been lending to the energy sector for over 60 years using disciplined underwriting standards. A significant portion of the Company’s portfolio consists of long-term relationships with customers that have experienced management in place and that have demonstrated the ability to successfully manage through previous economic downturns. The Company’s reserve-based lending practices are generally limited to “proved reserves” and our customers are diversified across a number of basins in the United States and Gulf of Mexico. Borrowing base redeterminations are completed twice a year and all borrowing bases were reviewed and appropriately adjusted in the second quarter of 2015. Borrowing base redeterminations for the fourth quarter of 2015 are currently in process. The Company’s loans to the energy support sector are typically made to customers with low to moderate leverage, strong balance sheets and experienced management.

Management continues to closely monitor the potential impact that the decrease in oil prices over the past twelve months will have on the ability of the Company’s energy loan portfolio customers’ to service their debt. Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics. As new information becomes available, the Company could have additional risk rating downgrades. Management believes that if further risk rating downgrades occur, they could lead to additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs. However, management does not believe any resulting losses will be significant enough to put our solid capital levels at risk. See Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of the Company’s energy portfolio and its potential impact on the allowance for loan losses.

The $1.4 million linked-quarter increase in the allowance related to the FDIC acquired loan portfolio is the result of changes in the portfolio’s projected cash flows.

The ratio of the allowance to period-end loans was 0.95% at September 30, 2015, compared to 0.91% at June 30, 2015. The allowance maintained on the originated portion of the loan portfolio totaled $113.9 million, or 0.81% of related loans, at September 30, 2015, compared to $106.8 million, or 0.80%, at June 30, 2015.

During the third quarter of 2015, Hancock recorded a total provision for loan losses of $10.1 million, up $3.5 million from the second quarter of 2015, and up $0.6 million for September 30, 2014.

Net charge-offs for the three months ended September 30, 2015 from the non-FDIC acquired loan portfolio were $3.5 million, or 0.09% of average total loans on an annualized basis, compared to $1.2 million, or 0.03%, for the three-month period ended June 30, 2015.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2015	2015	2014	2015	2014
Allowance for loan losses at beginning of period	$131,087	$128,386	$128,672	$128,762	$133,626

Loans charged-off:
Non-FDIC acquired loans:
Commercial non real estate	853	518	1,032	3,068	4,690
Construction and land development	655	81	1,574	1,483	2,615
Commercial real estate	603	274	882	1,128	2,255
Residential mortgages	159	83	696	1,451	1,793
Consumer	3,702	3,173	4,298	10,431	11,920

Total non-FDIC acquired charge-offs	5,972	4,129	8,482	17,561	23,273

FDIC acquired loans:
Commercial non real estate	326	972	106	1,425	176
Construction and land development	121	9	(274)	406	350
Commercial real estate	364	—	458	2,732	4,480
Residential mortgages	580	75	(53)	748	677
Consumer	—	—	62	140	1,192

Total FDIC acquired charge-offs	1,391	1,056	299	5,451	6,875

Total charge-offs	7,363	5,185	8,781	23,012	30,148

Recoveries of loans previously charged-off:
Non-FDIC acquired loans:
Commercial non real estate	538	1,070	707	2,589	2,118
Construction and land development	698	65	156	2,006	1,220
Commercial real estate	209	429	174	635	1,231
Residential mortgages	129	144	138	578	501
Consumer	927	1,211	868	3,418	3,722

Total non-FDIC acquired recoveries	2,501	2,919	2,043	9,226	8,792

FDIC acquired loans:
Commercial non real estate	1,685	—	16	1,699	467
Construction and land development	490	—	608	896	1,504
Commercial real estate	492	352	37	957	1,408
Residential mortgages	3	2	(18)	5	1
Consumer	49	120	222	185	370

Total FDIC acquired recoveries	2,719	474	865	3,742	3,750

Total recoveries	5,220	3,393	2,908	12,968	12,542

Net charge-offs – non-FDIC acquired	3,471	1,210	6,439	8,335	14,481
Net charge-offs – FDIC acquired	(1,328)	582	(566)	1,709	3,125

Total net charge-offs	2,143	1,792	5,873	10,044	17,606

Provision for loan losses before FDIC benefit – FDIC acquired loans	115	(2,994)	(7,086)	(3,370)	(15,336)
Benefit attributable to FDIC loss share agreement	(552)	2,115	6,695	1,984	14,570
Provision for loan losses non-FDIC acquired loans	10,517	7,487	9,859	24,228	24,888

Provision for loan losses, net	10,080	6,608	9,468	22,842	24,122
(Decrease) Increase in FDIC loss share receivable	552	(2,115)	(6,695)	(1,984)	(14,570)

Allowance for loan losses at end of period	$139,576	$131,087	$125,572	$139,576	$125,572

Ratios:
Gross charge-offs – non-FDIC acquired to average loans	0.16%	0.12%	0.26%	0.17%	0.24%
Recoveries – non-FDIC acquired to average loans	0.07%	0.08%	0.06%	0.09%	0.09%
Net charge-offs – non-FDIC acquired to average loans	0.09%	0.03%	0.19%	0.08%	0.15%
Allowance for loan losses to period-end loans	0.95%	0.91%	0.94%	0.95%	0.94%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

(in thousands)	September 30, 2015	December 31, 2014
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate loans	$92,794	$14,248
Commercial non-real estate loans – restructured	654	1,263

Total commercial non-real estate loans	93,448	15,511

Construction and land development loans	3,767	5,187
Construction and land development loans – restructured	1,760	2,378

Total construction and land development loans	5,527	7,565

Commercial real estate loans	37,600	26,017
Commercial real estate loans – restructured	1,782	2,602

Total commercial real estate loans	39,382	28,619

Residential mortgage loans	21,027	21,348
Residential mortgage loans – restructured	723	746

Total residential mortgage loans	21,750	22,094

Consumer loans	6,838	5,748

Total nonaccrual loans	166,945	79,537

Restructured loans – still accruing:
Commercial non-real estate loans	—	424
Construction and land development loans	20	4,905
Commercial real estate loans	5,590	3,580
Residential mortgage loans	107	54
Consumer loans	62	8

Total restructured loans – still accruing	5,779	8,971

Total nonperforming loans	172,724	88,508

ORE and foreclosed assets	33,599	59,569

Total nonperforming assets (b)	$206,323	$148,077

Loans 90 days past due still accruing	5,876	4,825
Total restructured loans	10,698	15,960
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	1.39%	1.06%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	78.15%	137.96%
Loans 90 days past due still accruing to loans	0.04%	0.03%

(a)	Nonaccrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.
(b)	Includes total nonaccrual loans, total restructured loans – still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $206.3 million at September 30, 2015, up $58.2 million from December 31, 2014. During the first nine months of 2015, total nonperforming loans increased approximately $84.2 million while ORE and other foreclosed assets decreased approximately $26.0 million. The net increase in nonperforming loans was mainly due to five large energy-related loans which were downgraded and placed on nonaccrual during the second and third quarters of 2015. At September 30, 2015, energy related nonaccruals totaled $98.3 million, or 59% of total nonaccruals. The potential impact from this increased balance has been considered in the calculation of the allowance for loan losses. Nonperforming assets as a percent of total loans, ORE, and other foreclosed assets was 1.39% at September 30, 2015, compared to 1.06% at December 31, 2014.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, decreased to $194 million at September 30, 2015. This total was down $404 million from June 30, 2015, and $277 million from September 30, 2014. These assets are highly volatile on a daily basis dependent upon movement in customer loan and deposit accounts. Average short-term investments of $479 million for the third quarter of 2015 were up slightly compared to the second quarter of 2015, and up $54 million, or 13%, compared to the third quarter of 2014. See the Liquidity section above for further discussion regarding the management of its short-term investment portfolio and its impact on the Company’s liquidity in general.

Deposits

Total deposits were $17.4 billion at September 30, 2015, up $138 million, or 1%, from June 30, 2015, and $1.7 billion, or 11%, from September 30, 2014. Average deposits for the third quarter of 2015 were $17.3 billion, up $451 million, or 3% from the second quarter of 2015. The deposit growth is due, in part, to a number of strategic initiatives implemented during 2014 that are aimed at growing deposits.

Noninterest-bearing demand deposits were $6.1 billion at September 30, 2015, down $105 million, or 2%, compared to the second quarter and were up $209 million, or 4%, from September 30, 2014. Noninterest-bearing demand deposits comprised 34.8% of total period-end deposits at September 30, 2015, down from 35.7% at June 30, 2015 and 35.9% at year-end 2014. This ratio stood at 37.3% at September 30, 2014 as interest-bearing deposits grew at a faster rate than noninterest-bearing deposits.

Interest-bearing public fund deposits totaled $1.8 billion at September 30, 2015, down $194 million, or 10% from June 30, 2015. This category totaled $1.5 billion at September 30, 2014. These deposits are seasonal in nature with normal quarterly fluctuations.

Time deposits, other than public funds, totaled $2.2 billion at September 30, 2015, increasing $72 million, or 3% from the prior quarter end and $225 million, or 11% compared to a year earlier. Brokered CDs increased $164 million from June 30, 2015 and $381 million from September 30, 2014. Other CDs increased $29 million during the third quarter, and $3 million from September 30, 2014. Balances in sweep deposit products decreased $121 million and $159 million during these periods. As discussed in the Liquidity section, the Company uses brokered deposits, subject to strict parameters regarding term and rates, as a short-term funding source.

Short-Term Borrowings

At September 30, 2015, short-term borrowings totaled $1.0 billion, down $102 million, or 9%, from December 31, 2014. Securities sold under agreements to repurchase decreased $186 million, or 30%, while FHLB borrowings increased $85 million, or 17%. Securities sold under agreements to repurchase (“Reverse Repos”) and FHLB borrowings are the major sources of short-term borrowings. Reverse Repos are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile. FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by loans in the bank’s loan portfolio.

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

The following table shows the commitments to extend credit and letters of credit at September 30, 2015 according to expiration date.

		Expiration Date
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments to extend credit	$5,956,203	$2,966,900	$1,178,858	$1,144,614	$665,831
Letters of credit	386,879	222,753	108,802	55,324	—

Total	$6,343,082	$3,189,653	$1,287,660	$1,199,938	$665,831

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

Forward-looking statements that we may make include, but may not be limited to, comments with respect to future levels of economic activity in our markets, including the impact of volatile or continuing depressed oil and gas prices on our energy portfolio and associated loan loss reserves and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region, loan growth expectations, deposit trends, credit quality trends, net interest margin trends, future expense levels, success of revenue-generating initiatives, projected tax rates, future profitability, improvements in expense to revenue (efficiency) ratio, purchase accounting impacts such as accretion levels, possible repurchases of shares under stock buyback programs, and the financial impact of regulatory requirements. Hancock’s ability to accurately project results, predict the effects of future plans or strategies, or predict market or economic developments is inherently limited. Although Hancock believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ from those expressed in Hancock’s forward-looking statements include, but are not limited to, those risk factors included in Hancock’s public filings with the Securities and Exchange Commission, which are available at the SEC’s internet site (http://www.sec.gov). You are cautioned not to place undue reliance on these forward-looking statements. Hancock does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

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

The table below presents the results of simulations run as of September 30, 2015 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
Change in interest rate (basis points)	Estimated increase (decrease) in net interest income
	Year 1	Year 2
+100	1.01%	1.23%
+200	2.92%	3.28%
+300	4.16%	4.38%

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

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three-month period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

The risks described below, as well as those risks described in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014 should be carefully considered.

The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

A prolonged contraction of economic activity in the energy sector may adversely affect our earnings, result in the further deterioration in the quality of our energy or energy-related credits, and reduce demand for our loans and other products.

The oil and gas industry and related industries are a significant part of the economy in several or our core geographic markets. A prolonged period of low oil and gas prices could (i) result in the further deterioration of our portfolio of energy credits, (ii) require us to write down or write off distressed energy credits, (iii) require us to make additional provisions for loan losses in order to replenish our loan loss reserves, thus adversely affecting our earnings, and (iv) decrease demand for loans and other banking products from the energy sector.

Further, a prolonged or deeper downturn could also have a significant negative impact on the economies of our core geographic markets, many of which are at least partially dependent on the energy and energy service industry. Many of the possible effects discussed above could likewise be experienced in other sectors of our loan portfolio if conditions persist or worsen.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended September, 2015. All equity securities purchased during the quarter were shares of the Company’s common stock.

	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under plans or programs
Jul. 1, 2015 – Jul. 31, 2015	—	$—	—	—
Aug 1, 2015 – Aug 31, 2015	—	—	—	—
Sep. 1, 2015 – Sep. 30, 2015	568,279	27.39	568,279	3,335,866

Total	568,279	$27.39	568,279

On August 28, 2015 the Company approved a stock purchase program authorizing the repurchase of up to 5% of its outstanding stock, or approximately 3.9 million shares, until September 2016.

Item 6. Exhibits.

(a) Exhibits:

Exhibit Number	Description

3.1	Composite Articles of the Company (filed as Exhibit 2.1 to the Company’s Form 10-K for the year ended December 31, 2014 (file No. 01-36872) filed with the Commission on February 27, 2015.

3.2	Amended and Restated Bylaws, dated November 8, 1990 (filed as Exhibit 3.2 to Hancock’s registration statement on Form S-8 filed with the Commission on September 19, 1996 and incorporated herein by reference.

*10.6	Retirement and Restrictive Covenant Agreement, between the Company and Clifton J. Saik, dated June 29, 2015 and effective June 30, 2015 (filed as Exhibit 10.6 to Hancock’s Form 10-Q filed with the Commission on August 7, 2015 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ John M. Hairston
John M. Hairston
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2015

Index to Exhibits

Exhibit Number	Description

3.1	Composite Articles of the Company (filed as Exhibit 2.1 to the Company’s Form 10-K for the year ended December 31, 2014 (file No. 01-36872) filed with the Commission on February 27, 2015.

3.2	Amended and Restated Bylaws, dated November 8, 1990 (filed as Exhibit 3.2 to Hancock’s registration statement on Form S-8 filed with the Commission on September 19, 1996 and incorporated herein by reference.

*10.6	Retirement and Restrictive Covenant Agreement, between the Company and Clifton J. Saik, dated June 29, 2015 and effective June 30, 2015 (filed as Exhibit 10.6 to Hancock’s Form 10-Q filed with the Commission on August 7, 2015 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

*	Compensatory plan or arrangement